Form 10-K/A
period 1994-12-31
BENTON OIL & GAS CO
filed 1995-05-02
CIK 845289

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-K/A
                               AMENDMENT NO. 1

(Mark One)

[X]
                   Annual  Report Under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934
                For the fiscal year ended December 31, 1994 or

               Transition Report Pursuant to Section 13 or 15(d)

[ ]                  of the Securities Act of 1934 for the
                     Transition Period from       to
                                            ------   -------
                        Commission File No.:   1-10762


                              -------------------



                          BENTON OIL AND GAS COMPANY

            (Exact name of registrant as specified in its charter)



              DELAWARE                                77-0196707

    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

    1145 EUGENIA PLACE, SUITE 200                       93013
     CARPINTERIA, CALIFORNIA                          (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code (805) 566-5600

      Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:



TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
- --------------------                  -----------------------------------------
Common Stock, $.01 Par Value                           NASDAQ-NMS
8% Convertible Subordinated Debentures due in 2002       NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      Yes [X]    No [ ]

On March 29, 1995, the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately
$251,675,151 based on a closing sales price on NASDAQ-NMS of $10.50.

As of March 29, 1995, 24,931,862 shares of the Registrant's common stock were outstanding.



                      DOCUMENT INCORPORATED BY REFERENCE

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

                          BENTON OIL AND GAS COMPANY

                                 FORM 10-K/A

                               Amendment No. 1

                              TABLE OF CONTENTS



                                                                   Page


PART II............................................................   1


    Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................   1


PART III...........................................................   9

    Item 10.  Directors and Executive Officers of the Registrant...   9

    Item 11.  Executive Compensation...............................  12

    Item 12.  Security Ownership of Certain Beneficial Owners and
               Management..........................................  15

    Item 13.  Certain Relationships and Related Transactions.......  17


SIGNATURES.........................................................  18

                                   PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

VENEZUELA

In July 1992, the Company and Vinccler, a Venezuelan construction and engineering company, entered into an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, an affiliate of PDVSA. Under the agreement, Benton-Vinccler, a corporation owned 80% by the Company and 20% by Vinccler, receives an operating fee paid in U.S. dollars (currently deposited directly into a U.S. bank account each quarter) for each Bbl of crude oil produced (subject to periodic adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index) and will be reimbursed in U.S. dollars for its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum fee amount per Bbl set forth in the agreement (which amount will be periodically adjusted to reflect changes in the average of certain world crude oil prices). Accordingly, the per Bbl revenues and expenses are not comparable to the domestic and Russian operating data and financial results.

At December 31, 1993 the Company's investment in the joint venture which preceded Benton-Vinccler was proportionately consolidated based on the Company's ownership interest of 50% at that date. The Company and Vinccler subsequently transferred the joint venture's assets to Benton-Vinccler, a corporation. Although initially the Company and Vinccler each owned 50% of the capital stock of Benton-Vinccler, on March 4, 1994, the Company purchased capital stock of Benton-Vinccler from Vinccler representing an additional 30% ownership interest. The Company has included the results of operations of Benton-Vinccler in its consolidated statement of income since January 1, 1994 and has reflected the 50% ownership interest of Vinccler during January and February and the 20% ownership interest of Vinccler subsequent thereto as a minority interest. As production from Venezuela has increased, the Company's investment in Benton-Vinccler has become an increasingly important component of its overall operating and financial performance.

UNITED STATES

The Company has historically conducted its operations in various regions of the United States and has expanded its operations internationally during the last three years. Substantially all of its recent domestic activity has been focused in the Gulf Coast region of Louisiana. The Company has acquired and earned significant interests in Gulf Coast fields operated by Texaco and Oryx by incurring capital expenditures to purchase working interests, acquire and process 3-D seismic data, drill development wells and recomplete existing wells in the West Cote Blanche Bay Field, and to complete 3-D seismic surveys and certain development activities in order to earn the right to drill future wells as a working interest partner in the Rabbit Island and Belle Isle Fields.

In 1993 the Company entered into an agreement with Tenneco whereby Tenneco purchased a 50% interest in the Company's operations in the Rabbit Island and Belle Isle Fields in Louisiana and was given the right to participate as a 50% partner in all of the Company's future activities in the Gulf Coast for the next five years, excluding the West Cote Blanche Bay Field. The Company believes that its relationship with Tenneco will provide it with the ability to accelerate the development of such fields, as well as provide an alternative outlet to market its Gulf Coast natural gas production.
 In November 1994, the Company sold a 10.8% working interest (24.9% of the Company's 43.3% working interest) in the West Cote Blanche Bay Field for approximately $5.8 million and future consideration of up to $3.7 million. In March 1995, as part of an effort to focus on deeper gas and oil zones at West Cote Blanche Bay, the Company, its affiliates and Tenneco sold their working interest in certain zones to WRT.

RUSSIA

The Company is a partner in GEOILBENT, a Russian-American joint venture which develops, produces and markets oil from the North
Gubkinskoye Field in the West Siberia region of Russia.  GEOILBENT's production from the field is exported and sold for currency freely convertible into U.S. dollars.  In the event of any distribution by
GEOILBENT, the Company has the right to receive such distribution in the form of freely convertible currency (provided that under certain circumstances distributions may be made in the form of export quality
Urals grade crude).  The Company will not receive distributions from
GEOILBENT until it has
fulfilled its financial contribution requirements under the terms of the GEOILBENT joint venture and charter fund agreements. As of March 1995, the Company has contributed approximately $20.1 million of a total of $25.8 million it is required to contribute by the end of 1995 pursuant to the GEOILBENT
agreements.   The Company expects that after it has satisfied such contribution commitments, it will not receive any significant distributions from GEOILBENT for several years because substantially all of the money received by GEOILBENT from the North Gubkinskoye Field will be reinvested to fund future development activities. The joint venture agreement grants the Company a 34% interest and each of the two Russian partners a 33% interest in GEOILBENT. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest. For oil and gas reserve information as of December 31, 1994, the Company reported its 34% share of the reserves attributable to GEOILBENT.

GROWTH IN INTERNATIONAL ACTIVITIES

The Company's costs of operations in Venezuela and Russia in 1993 and 1994 include certain fixed or minimum office, administrative, legal and personnel related costs and certain start up costs, including short term facilities rentals, organizational costs, contract services and consultants, etc. Such costs are expected to grow over time as operations increase, but in the aggregate to become less significant on a unit of production basis. The start up costs are expected to decrease over time both in the aggregate and on a per unit basis. In Venezuela, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $7.26 and $2.25 per Bbl, respectively. However, for the year ended December 31, 1994 the operating costs and general and administrative expenses decreased to $1.51 and $0.66 per Bbl, respectively. In Russia, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $16.22 and $12.96 per Bbl, respectively, decreasing to $9.63 and $1.58 per Bbl, respectively for the year ended December 31, 1994. The Company's Venezuelan operations grew considerably during 1994 and are expected to grow for some time thereafter, and its operating costs and general and administrative expenses are expected to increase in magnitude but to remain relatively low or decrease on a per unit basis. The Company's Russian operations grew less significantly during 1994. Consequently, the operating costs and general and administrative costs grew less rapidly than those in Venezuela; however, the per unit costs are expected to decrease over time. Also, capital expenditures through 1993 in both Venezuela
($8 million) and Russia ($17 million) focused more on start-up infrastructure items such as roads, pipelines, and facilities rather than drilling. Beginning in 1994, a higher proportion of capital expenditures have been and will continue to be spent on drilling and production activities, particularly in Venezuela. Future infrastructure costs will be related to enhancing production rather than start-up operations.

OTHER

The Company follows the full-cost method of accounting for its investments in oil and gas properties. The Company capitalizes all acquisition, exploration, and development costs incurred. The Company accounts for its oil and gas properties using cost centers on a country by country basis. Proceeds from sales of oil and gas properties are credited to the full-cost pools. Capitalized costs of oil and gas properties are amortized within the cost centers on an overall unit-of-production method using proved oil and gas reserves as determined by independent petroleum engineers. Costs amortized include all capitalized costs (less accumulated amortization), the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, and estimated dismantlement, restoration and abandonment costs. See Note 1 of Notes to Consolidated Financial Statements.

The following discussion of the results of operations and financial condition for the years ended December 31, 1994 and 1993 and for each of the years in the three year period ended December 31, 1994 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1994 AND 1993

The Company had revenues of $34,704,807 for the year ended December 31, 1994. Expenses incurred during the period consisted of lease operating costs and production taxes of $9,531,264, depletion, depreciation and amortization expense of $10,298,112, general and administrative expense of $5,241,295, interest expense of $3,887,961, and a minority interest of $2,094,211. The net income for the period was $2,954,161 or $0.12 per share.

By comparison, the Company had revenues of $7,503,796 for the year ended December 31, 1993. Expenses incurred during the period consisted of lease operating costs and production taxes of $5,110,264, depletion, depreciation and amortization expense of $2,632,924, general and administrative expense of $2,631,445 and interest expense of $1,957,753. The net loss for the period was $4,828,590 or $0.26 per share.

Revenues increased $27,201,010, or 362%, during the year ended December 31, 1994 compared to the corresponding period of 1993 primarily due to increased revenues from Benton-Vinccler's operations in Venezuela, the Company's increased ownership of Benton-Vinccler, the initiation of oil sales in Russia in late 1993, gain on exchange rates in Venezuela and Russia, gas sales from the #831 well in the West Cote Blanche Bay Field and increased investment earnings. The increase was partially offset by lower oil sales from the West Cote Blanche Bay Field, lower sales prices and the sale of the Company's interest in the Pershing property in 1993. Sales quantities for the year ended December 31, 1994 from Venezuela and Russia were 2,519,514 and 294,364 Bbl, respectively, compared to 160,425 and 28,263 Bbl, respectively, for the year ended December 31, 1993. Prices for crude oil averaged $8.52 (pursuant to terms of an operating service agreement) from Venezuela and $11.93 from Russia for the year ended December 31, 1994 compared to $8.31 and $11.46 from Venezuela and Russia, respectively for the year ended December 31, 1993. Domestic sales quantities for the year ended December 31, 1994 were 225,954 Bbl of crude oil and condensate and 2,061,892 Mcf of natural gas compared to 292,266 Bbl of crude oil and condensate and 232,677 Mcf of natural gas for the year ended December 31, 1993. Domestic prices for crude oil and natural gas averaged $14.46 per Bbl and $1.79 per Mcf during the year ended December 31, 1994 compared to $17.30 per Bbl and $2.19 per Mcf during the year ended December 31,1993. The Company has realized net foreign exchange gains during 1994 primarily as a result of the decline in the value of the Venezuelan bolivar and Russian ruble during periods when Benton-Vinccler and GEOILBENT had substantial net monetary liabilities denominated in bolivars and rubles. The Venezuelan government has frozen the exchange rate at 170 bolivars to the dollar; the Company cannot predict the timing or impact of future changes in the exchange rate.

Lease operating costs and production taxes increased $4,421,000, or 87% during the year ended December 31, 1994 compared to 1993 primarily due to the growth of the Company's Venezuelan and Russian operations and were partially offset by the sale of the Company's interest in the Pershing property in 1993 and reduced operating costs at the West Cote Blanche Bay Field. Depletion, depreciation and amortization increased $7,665,188, or 291% during the year ended December 31, 1994 compared to 1993 primarily due to increased oil production in Venezuela, gas sales from the #831 well in the West Cote Blanche Bay Field and the initiation of oil production in Russia. Depletion expense per BOE produced from the United States, Venezuela and Russia during the year ended December 31, 1994 was $7.46, $1.98 and $2.85, respectively, compared to $6.47, $1.43 and $3.51 during 1993. The increase in general and administrative expense of $2,609,850 or 99%, in 1994 compared to 1993 was primarily due to the growth of and the Company's increased ownership of Benton-Vinccler, the commencement of operations in Russia and increased corporate activity associated with the growth of the Company's business. Interest expense increased $1,930,208, or 99%, in 1994 compared to 1993 primarily due to increased borrowing to fund operations in Venezuela and Russia.

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of income since January 1, 1994 and has reflected the 50% ownership interest of Vinccler during January and February and the 20% ownership interest of Vinccler thereafter as a minority interest. For the year ended December 31, 1994, minority interest expense was $2,094,211.

YEARS ENDED DECEMBER 31, 1993 AND 1992

For the year ended December 31, 1993, the Company had revenues of $7,503,796 compared to $8,622,109 for the year ended December 31, 1992, representing a decrease of $1,118,313. This decrease was primarily due to lower oil and gas sales from the West Cote Blanche Bay Field due to lower oil prices and the field's natural production decline, as well as the sale of certain nonstrategic properties in California and Oklahoma. Domestic production for the year ended December 31, 1993 was 292,266 Bbl of crude oil and condensate and 232,677 Mcf of natural gas compared to production of 376,022 Bbl of crude oil and condensate and 831,637 Mcf of natural gas during 1992. For the year ended December 31, 1993, domestic crude oil and natural gas prices received by the Company averaged $17.30 per Bbl and $2.19 per Mcf, respectively, compared to $18.17 per Bbl and $1.66 per Mcf, respectively, during 1992. Oil production for the year ended December 31, 1993 from Venezuela and Russia, which commenced during 1993 in both countries, was 160,425 Bbl and 28,263 Bbl, respectively. Average oil prices per Bbl for the year ended December 31, 1993 received by the Company in Venezuela and Russia were $8.31 (pursuant to terms of an operating service agreement) and $11.46, respectively.


Lease operating costs and production taxes for the year ended
December 31, 1993 were $5,110,264, an increase of 16% from $4,413,620 in 1992, reflecting the initiation and growth of the Company's Venezuelan and Russian operations, particularly in the fourth quarter of 1993. The increase was partially offset by the sale of the Company's interest in its California and Pershing properties. Depletion, depreciation and amortization expenses were $2,632,924 for the year ended December 31, 1993, a decrease of 13% from $3,041,375 for 1992 primarily due to a decrease in oil and gas production quantities. General and administrative expenses for the year ended December 31, 1993 were $2,631,445, an increase of 17% from $2,245,236 for 1992 primarily due to the initiation and growth of Venezuelan and Russian operations. Interest expense for the year ended December 31, 1993 was $1,957,753, an increase of 7% compared to $1,831,213 for 1992 primarily due to the increase in debt financing in Venezuela offset by a reduction in 1993 of debt incurred to acquire interests in West Cote Blanche Bay.

CAPITAL RESOURCES AND LIQUIDITY

The oil and gas industry is a highly capital intensive business. The Company requires capital principally to fund the following costs: (i) drilling and completion costs of wells and the cost of production and transportation facilities; (ii) capital expenditures under certain agreements for geological, geophysical and seismic costs; (iii) purchase of leases and other interests in oil and gas producing properties; and (iv) general and administrative expenses. The amount of available capital will affect the scope of the Company's operations and the rate of its growth.

The net funds raised and/or used in each of the operating, investing and financing activities for each of the years in the three year period ended December 31, 1994 are summarized in the following table and discussed in further detail below.




                                                 Years Ended December 31,
                                           ------------------------------------
                                            1994           1993           1992
                                            ----           ----           ----
Net cash provided by
  (used in) operating activities         $ 13,462,789   $ (1,789,965)  $   (648,108)

Net cash used in investing activities     (53,849,913)   (18,618,794)   (10,944,169)

Net cash provided by financing
  activities                               18,271,574     43,043,889     21,588,284
                                         ------------   ------------    -----------
Net increase (decrease) in cash          $(22,115,550)  $ 22,635,130    $ 9,996,007
                                         ============   ============    ===========

FOR THE YEAR ENDED DECEMBER 31, 1994
- ------------------------------------
During the year ended December 31, 1994, the Company derived net proceeds of approximately $21.4 million from the issuance of long-term notes and approximately $23.2 million from short term borrowings used to provide working capital, to fund operations in Venezuela and Russia and to repay $24.7 million of commercial paper, short term borrowings and notes payable.

During the year ended December 31, 1994, the Company had drilling and production related capital expenditures of $38.4 million, of which $23.2 million was attributable to the development of the South Monagas Unit in Venezuela, $8.6 million related to the development of the North Gubkinskoye Field in Russia, $5.9 million related to drilling activity in the West Cote Blanche Bay, Belle Isle and Rabbit Island Fields in Louisiana, and $0.7 million was attributable to other projects. In addition, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler for $3.0 million in cash, the issuance of non-interest bearing promissory notes with a face value of $10.0 million and the issuance of 200,000 shares of Common Stock.

At December 31, 1994, the Company had current assets of $62.4 million (including $19.3 million of cash restricted as collateral for a loan to Benton-Vinccler), and current liabilities of $40.6 million, resulting in working capital of $21.8 million and a current ratio of
1.5 to 1. The decrease in working capital of $4.9 million from December 31, 1993 was due primarily to the acquisition of an additional 30% ownership interest in, and the resulting additional consolidation of the financial condition of, Benton-Vinccler; further borrowings to fund the Venezuelan and Russian operations; and capital expenditures for the development of the South Monagas Unit and the West Cote Blanche Bay Field. The decrease was substantially offset by the proceeds from a $15 million senior unsecured long-term debt financing with an institution completed in September 1994, $5 million secured long-term debt financing with a bank completed in December 1994 and the sale of the Company's working interest in the shallow depths in the West Cote Blanche Bay Field for approximately $14.9 million (which was completed in 1995 and reported as property held for sale at December 31, 1994).

The Company is currently in discussions with certain commercial and investment banks in Venezuela and the United States to refinance a portion or all of Benton-Vinccler's existing indebtedness and to provide further financing for a portion of Benton-Vinccler's capital requirements. Such financing may have no or limited recourse to the Company, in which case the restricted cash securing Benton-Vinccler's existing indebtedness in amounts equal to any such refinanced amounts would become unrestricted. There can be no assurance that such financing will become available on terms acceptable to Benton-Vinccler or that such financing will result in the reclassification of any of the Company's restricted cash.

On September 30, 1994, the Company issued $15 million in senior unsecured notes due September 30, 2002, with interest at 13% per annum. Interest is payable semi-annually on March 30 and September 30 beginning March 30, 1995. Annual principal payments of $3 million are due on September 30 of each year beginning on September 30, 1998. Early payment of the notes could result in a substantial prepayment penalty. The note agreement contains financial covenants including a minimum ratio of current assets to current liabilities (not less than 1.1 to 1.0), a maximum ratio of funded liabilities to net worth (cannot exceed .60 to 1.0) and a minimum ratio of funded liabilities to U.S. oil and gas revenues (cannot exceed 1.0 to 1.0). At
December 31, 1994, the Company was in compliance with each of these financial covenants. The note agreement also provides for limitations on certain capital expenditures, dividends, sales of assets and mergers. Additionally, in connection with the issuance of the notes, the Company issued warrants entitling the holder to purchase 250,000 shares of common stock at $9.00 per share, subject to adjustment in certain circumstances, that are exercisable on or before September
30, 2002.

In November 1994, the Company sold to Tenneco a 10.8% working interest (24.9% of the Company's 43.3% working interest) in the West Cote Blanche Bay Field for approximately $5.8 million and future consideration of up to $3.7 million.

On December 27, 1994, the Company entered into a revolving secured credit facility with a commercial bank. Under the credit agreement, the Company may borrow up to $15 million, with the initial available principal limited to $10 million, on a revolving basis for two years, at which time the facility will become a term loan due December 31, 1999. Borrowings under the credit agreement are secured in part by mortgages on the Company's U.S. properties and in part by a guarantee provided by a financial institution which arranged the credit facility. Interest on borrowings under the credit agreement accrues, at the Company's option, at either a floating rate (higher of prime rate plus 3% or the Federal Funds Rate plus 5%) or a fixed rate (rate of interest at which deposits of dollars are available to lender in the interbank eurocurrency market plus 4.5%). The floating rate borrowings may be prepaid at any time without penalty and the fixed rate borrowings may be repaid on the last day of an interest period without penalty, or at the option of the Company during an interest period upon payment of a make-whole premium. In exchange for the credit enhancement, the arranging financial institution and commercial bank received warrants entitling the holder to purchase 50,000 shares of common stock at $12.00 per share, subject to adjustment in certain circumstances, that are exercisable on or before December 2004, and the arranging institution receives a 5% net profits interest in the Company's properties whose development is financed by the facility. The credit agreement contains financial covenants including a minimum ratio of current assets to current liabilities (not less than 1.1 to 1.0) and maximum ratio of certain liabilities to net worth (cannot exceed .60 to 1.0) or domestic oil and gas reserves (cannot exceed 1.0 to 1.0) and also provides for limitations on liens, dividends, sales of assets and mergers. At December 31, 1994, the Company was in compliance with each of these financial covenants. At December 31, 1994, the principal amount outstanding under this facility was $5.0 million.

FOR THE YEAR ENDED DECEMBER 31, 1993
- ------------------------------------

During 1993, the Company derived net proceeds of approximately $35.7 million from the public offering of 7,000,000 shares of Common Stock; $0.6 million from the exercise of stock options and warrants; and $7.8 million from the sale of nonstrategic property interests in Louisiana and Oklahoma.

During 1993, the Company had capital expenditures of $26.2 million, of which $10.5 million related to the development of the North Gubkinskoye Field in Russia, $6.8 million related to its Venezuelan operations, $4.6 million was attributable to the 3-D seismic survey being conducted on the Rabbit Island Field, $2.4 million related to the recompletion of wells in the West Cote Blanche Bay Field, and $1.5 million related to seismic and drilling activities at the Belle Isle Field. The remaining $0.4 million was attributable to other projects.

At December 31, 1993, the Company had current assets of $39.5 million and current liabilities of $12.8 million, resulting in working capital of $26.7 million compared to $10.5 million at December 31, 1992. The increase in working capital from December 31, 1992 was due primarily to funds generated by equity and property sale transactions.

During the year ended December 31, 1993, 272,828 shares of Redeemable common stock were resold by certain selling stockholders for net proceeds to the selling stockholders of approximately $2.0 million, which, in addition to $0.2 million paid in cash by the Company during the year, completed the early termination of an agreement entered into by the Company in July 1992 which guaranteed that minimum cumulative proceeds from the resale of such shares would be no less than $2.6 million through July 1, 1993. See Note 9 of Notes to Consolidated Financial Statements.

For the Year Ended December 31, 1992
- ------------------------------------

During 1992, the Company derived net proceeds of $28.0 million from the public offerings of 5,196,785 shares of Common Stock; $5.7 million from the public offering of 8% Convertible Subordinated Debentures due in 2002 (aggregate principal amount of $6.4 million); and $2.4 million from the exercise of stock options and warrants. The Company also derived net proceeds of $3.0 million from the sale of certain nonstrategic oil and gas properties. Total net proceeds from the public stock offerings, the 8% Convertible Subordinated Debentures, the stock options and warrants and the sale of oil and gas properties were $39.1 million.

During 1992, the Company had capital expenditures of $14.0 million, primarily for the development of the West Cote Blanche Bay and North Gubkinskoye Fields. In addition, in March 1992, the Company acquired additional working interests in several oil and gas properties in Louisiana, California and Texas in which the Company already had an interest. After giving effect to certain closing adjustments, including adjustment of joint interest receivables, the Company issued 213,957 shares of Common Stock to the sellers as full consideration for the acquisition.

During 1992, the Company made payments of $14.9 million on its current and long-term notes payable, including the remaining balance of $4.6 million outstanding at the beginning of the year under a loan agreement with a financing institution.

At December 31, 1992, the Company had current assets of $14.8 million and current liabilities of $4.3 million, resulting in working capital of $10.5 million, compared to a working capital deficit of $14.8 million at December 31, 1991. The increase in working capital from December 31, 1991 was due primarily to funds generated from the equity, debt and property sale transactions during 1992, net of the application of a portion of those funds to reduce long term debt.

VENEZUELAN OPERATIONS

Under the terms of the operating service agreement between Benton-Vinccler and Lagoven, Benton-Vinccler was obligated to make certain capital and operating expenditures by December 31, 1995. This obligation was secured by a standby letter of credit in favor of Lagoven in the amount of approximately $19 million. During February 1994, Benton-Vinccler fulfilled this obligation and, accordingly, a standby letter of credit is no longer required.

In February 1994, the Company and Benton-Vinccler entered into a six month loan arrangement with Morgan Guaranty which has subsequently been renewed on a monthly basis. Under such arrangement, Benton-Vinccler may borrow up to $25 million, of which $10 million may be borrowed on a revolving basis. Borrowings under this loan arrangement are secured by cash collateral in the form of a time deposit from the Company. The loan arrangement contains no restrictive covenants and no financial ratio requirements. The principal amount of such loan outstanding at December 31, 1994 was $19.3 million. Benton-Vinccler can borrow an additional $5.7 million under the loan arrangement if the Company provides a time deposit to secure such additional borrowings.

In March 1994, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler and thus increased its ownership from 50% to 80%. The purchase price was $3.0 million in cash, the issuance of non-interest bearing promissory notes with a face value of $10.0 million (present value of $9.2 million) payable in various installments through January 1996 and the issuance of 200,000 shares of the Company's Common Stock. In addition, the Company has agreed to arrange for all of Benton-Vinccler's future financing and to provide any further collateral or guarantees, if required for such financing.

During the fourth quarter of 1994, Benton-Vinccler acquired approximately $1.7 million of drilling and production equipment from trading companies under terms which include 12 month financing. The Company expects that other such trade financing may be available to Benton-Vinccler, particularly if political risk insurance is made available from OPIC (the Overseas Private Investment Corporation, an agency of the U.S. government).

The Company has budgeted approximately $40-50 million for capital expenditures in Venezuela during 1995. The Company is presently pursuing several options for long-term financing for Benton-Vinccler. There can be no assurance that such financing will be available on terms acceptable to Benton-Vinccler. To the extent such permanent financing cannot be secured, Benton-Vinccler will fund its operations from its working capital and cash flow from operations which may result in reduced capital expenditures.

In June 1994, the Venezuelan government, amid economic uncertainties and bank crises, suspended certain constitutional rights and implemented certain exchange and price controls. Currently, exchange and price controls remain in place, with no indication of when or how much such controls will be lifted or relaxed.
To date, neither the current economic uncertainties nor the exchange and price controls have had an adverse effect on the Company's operations in Venezuela, although the controls have limited the potential sources of credit financing for Benton-Vinccler's growth. The Company reflects an account receivable in the amount of $8.0 million on its consolidated balance sheet, representing the operating service fee for the quarter ended December 31, 1994 owed by Lagoven to Benton-Vinccler. Payment of the account receivable was received February 6, 1995. The Company continues to evaluate the economic and political environment in Venezuela to assess the potential effect on the Company and its Venezuelan operations.

RUSSIAN OPERATIONS

Under the terms of GEOILBENT's joint venture agreement, the Company has committed to make cumulative equity contributions totaling approximately $25.8 million by December 31, 1995. As of March 1995, the Company's contribution since inception totaled approximately $20.1 million. The Company expects to complete its obligation primarily by reinvesting its share of cash flow from operations and by contributing cash and oil field equipment and materials. The Company expects to contribute a total of $6-7 million to GEOILBENT during 1995. The Company continues to retain Morgan Guaranty as a financial advisor to develop appropriate financial plans and to determine potential funding sources for the venture.

In June 1994, GEOILBENT entered into a production payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The payment advance of $2.5 million against future oil shipments, which bore an effective discount rate of 12% was repaid through withholdings from oil sales on a monthly basis through December 1994. GEOILBENT is conducting discussions for similar arrangements with NAFTA Moscow in 1995.

In August 1994, GEOILBENT entered into an agreement with International Moscow Bank for a $4 million loan with the following terms: 14 monthly payments, interest at LIBOR plus 7.5%, with interest only payments for the first four months and monthly principal and interest payments thereafter. In connection with this agreement, the Company provided to International Moscow Bank a guarantee of payment under which the Company has agreed to pay such loan in full if GEOILBENT fails to make the scheduled payments. At December 31, 1994, the Company's share of the outstanding balance was $1.3 million.

In March 1995, GEOILBENT's credit facility with International Moscow Bank was expanded to $6 million, with interest only payments for 3 months and monthly principal and interest payments thereafter. The Company has similarly guaranteed this indebtedness, through which the Company intends to fulfill substantially all of its remaining charter fund contribution requirements.

SUBSEQUENT EVENTS AND ANTICIPATED CAPITAL REQUIREMENTS

In March 1995, the Company and its affiliates and Tenneco sold to WRT Energy Corporation a 43.75% working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field for an aggregate purchase price of $20 million. Of the aggregate purchase price, the Company will receive approximately $14.9 million. The proceeds from this sale have been reflected as a property held for sale at December 31, 1994 and will be used to fund certain portions of the Company's 1995 drilling and development activities and for working capital purposes.

The Company anticipates funding its total 1995 capital expenditures, which it expects to be approximately $50-60 million, from cash flow from operations, sales of property interests, project and trade financing sources or the issuance of debt or equity securities. There can be no assurance that such financing will become available under terms and conditions acceptable to the Company, which may result in reduced capital expenditures in any or all three of the Company's principal areas of operations.

EFFECTS OF INFLATION, CHANGING PRICES AND FOREIGN EXCHANGE RATES

The Company's results of operations and cash flow are affected by changing oil and gas prices. If the price of oil and gas increases, there could be a corresponding increase in the cost to the Company for drilling and related services, as well as an increase in revenues. Continued fluctuating oil and gas prices may affect the Company's total planned development activities and capital expenditure program.

Within the United States, inflation has had a minimal effect on the Company. The Company's foreign operations may be adversely affected by inflation in Russia and Venezuela, but the Company cannot predict the extent of such effect. With respect to Benton-Vinccler and GEOILBENT, substantially all of the sources of funds, including the Company's contributions and the proceeds from oil sales and credit financings, are denominated in U.S. dollars, which may help to limit the impact of inflation in those countries.

Effective May 1, 1994, the Company entered into a commodity hedge agreement with Morgan Guaranty designed to reduce a portion of the Company's risk from oil price movements. Pursuant to the hedge agreement, with respect to the period from May 1, 1994 through the end of 1996, the Company will receive from Morgan Guaranty $16.82 per Bbl and the Company will pay to Morgan Guaranty the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil ("WTI") (determined in the manner set forth in the hedge agreement). Such payments will be made with respect to production of 1,000 Bbl of oil per day for 1994, 1,250 Bbl of oil per day for 1995 and 1,500 Bbl of oil per day for 1996. During the quarter ended December 31, 1994, the average price per Bbl of WTI was $17.65 and the Company's net exposure for the quarter was $76,084. Total exposure for the year ended December 31, 1994 under the hedge agreement was $328,868. The Company's oil production is not materially affected by seasonality. The returns under the hedge agreement are affected by world-wide crude oil prices, which are subject to wide fluctuation in response to a variety of factors that are beyond the control of the Company.

To the extent practicable, while oil sales and financings have been in U.S. dollars, local transactions in Russia and Venezuela are conducted in local currency. GEOILBENT pays its employees and purchases certain equipment and services in local currency.
Similarly, Benton-Vinccler pays its employees and purchases certain equipment and services in local currency. This allows both Benton-Vinccler and GEOILBENT to maximize benefits when possible from the current favorable exchange rates. Payments to Benton-Vinccler under the Operating Service Agreement and payments to GEOILBENT for delivery and sale of oil are made in U.S. dollars, or currency that is freely exchangeable for U.S. dollars. There are no restrictions in either Venezuela or Russia that restrict converting U.S. dollars into local currency. However, during 1994, Venezuela implemented exchange controls which significantly limit the ability to convert local currency into U.S. dollars. Because payments made to Benton-Vinccler are made in U.S. dollars into its United States bank accounts, and Benton-Vinccler is not subject to regulations requiring the conversion or repatriation of those dollars back into the country, the exchange controls have not had a material adverse effect on Benton-Vinccler or the Company.

During the year ended December 31, 1994, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian ruble during periods when Benton-Vinccler and GEOILBENT had substantial net monetary liabilities denominated in bolivars and rubles. The Company's net foreign exchange gains attributable to its Venezuelan and Russian operations were $1,003,132 and $442,175, respectively, during the year ended December 31, 1994. The Company cannot predict the extent of future gains and losses, but attempts to minimize its exposure to losses.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

Information with respect to the directors, executive officers and key employees of the Company as of April 26, 1995 is set forth below:

Name                           Age      Position
- ----                           ---      --------
A.E. Benton (1)                 52      Chairman of the Board; Chief Executive Officer;
                                        President

William H. Gumma                47      Senior Vice President - Operations; Director

Michael B. Wray (1)(2)          58      Consultant; Chairman of Finance Committee;
                                        Director

David H. Pratt                  45      Vice President - Finance; Chief Financial
                                        Officer; Treasurer

Joseph C. White                 63      Vice President - Operations

Clarence Cottman, III           38      Vice President - Business Development

Gregory S. Grabar               39      Vice President - Corporate Development and
                                        Administration

Chris C. Hickok                 37      Vice President - Controller; Chief Accounting
                                        Officer

Bruce M. McIntyre (1)(2)(3)     66      Director

Richard W. Fetzner (2) (3)      65      Director

- ------------

(1)  Member of Finance Committee

(2)  Member of Compensation Committee

(3)  Member of Audit Committee



A.E. Benton, founder of the Company, was first elected President, Chief Executive Officer and Chairman of the Board of Directors of the Company in September 1988. He has served as Director of the Company since September 1988. From October 1986 to October 21, 1988, Mr. Benton was employed as president and a director of Benton Petroleum. From 1081 to 1986, Mr. Benton was employed by May Petroleum Inc., becoming its senior vice president of exploration. From 1979 to 1981, Mr. Benton was employed by TransOcean Oil Company and, upon TransOcean's acquisition by Mobil Oil Corporation, he was employed by another subsidiary of Mobil Oil Corporation as manager of geophysics. He was employed from 1968 to 1979 by Amoco Oil Company in various positions, including director of applied geophysical research. Mr. Benton has a B.S. degree in geophysics from California State University. Mr. Benton serves as a director of First Seismic Corporation.

William H. Gumma was first elected Vice President - Gulf Coast Operations in August 1989 and was elected Senior Vice President - Operations of the Company in September 1990. In November 1994, Mr. Gumma was appointed a Director of the Company to fill a vacancy on the Board of Directors. From 1988 to 1989, Mr. Gumma was chief geophysicist-international for Maxus Energy Corp. (formerly Diamond Shamrock, Inc.), where he directed geophysical exploration in Europe, South America and North Africa. From 1986 to 1988, Mr. Gumma served as vice president of exploration for BHB Petroleum, Inc. From 1983 to 1986, Mr. Gumma served as chief geophysicist and later as Gulf Coast exploration manager for May Petroleum Inc. From 1980 to 1983, Mr. Gumma was chief geophysicist for Spectrum Oil and Gas Company. From 1978 to 1980, he was district geophysicist for Inexco Oil Company. From 1972 to 1978, Mr. Gumma was employed by Amoco Oil Company in various positions. Mr. Gumma received his B.S. from the Colorado School of Mines and his M.S. in geophysics from Oregon State University.

Michael B. Wray has served as Director of the Company since November 1988. Mr. Wray is currently serving as a consultant to the Company and the Chairman of the Finance Committee. From January 1992 until July 1993, Mr. Wray served as vice president-finance and administration of Del Mar Operating, Inc. From 1985 through 1991 and currently, Mr. Wray has been and is an independent financial consultant to oil and gas exploration and production companies. From 1979 to 1985, Mr. Wray served as a senior financial officer of Guardian Oil Company, Huffco Petroleum Corporation and May Petroleum Inc. Prior to that time, Mr. Wray worked for over 15 years in New York as an investment banker, security analyst and officer in various investment firms including Donaldson, Lufkin & Jenrette, Inc., Drexel & Co. and L.F. Rothschild & Co. Mr. Wray began his career as an attorney with Morgan, Lewis & Bockius in Philadelphia. Mr. Wray holds a B.A. degree from Amherst College and a law degree from Columbia Law School.

David H. Pratt was first elected Vice President - Finance, Chief Financial Officer and Treasurer in April 1989. From 1987 to 1989, Mr. Pratt was a consultant in the accounting services and systems industry. From 1982 to 1987, Mr. Pratt was employed by May Petroleum Inc., becoming assistant treasurer. He also served as budget and planning manager, and managed corporate and partnership investor relations and other administrative areas. From 1974 to 1982, Mr. Pratt was employed by Arthur Andersen & Co. and he became a Certified Public Accountant in 1975. Mr. Pratt holds B.S. and M.B.A. degrees from Texas Christian University.

Joseph C. White was elected Vice President - Operations of the
Company in February 1993. Previously, Mr. White was president of J.C. White and Associates, Inc., an independent consulting firm that prepared the Company's independent reserve reports from 1988 through 1992. Mr. White was employed by Texaco for 30 years in a variety of engineering and management positions. In 1968, he was appointed assistant to the senior vice president for Texaco's worldwide producing operations. In 1972, he was appointed assistant division manager for Texaco's Denver Division in Colorado. In this position, he was responsible for all engineering and operational matters for Texaco's operations in the Rocky Mountain area.

Clarence Cottman, III was first appointed land manager in June 1989, was elected Vice President - Land of the Company in September 1990 and was elected Vice President - Business Development in July 1993. Mr. Cottman, a Certified Petroleum Landman, was previously employed by Oryx Energy Company (formerly Sun Exploration and Production Company) from June 1982 to May 1989. Mr. Cottman has held a variety of exploration and production land positions in Oryx's Dallas, Houston, and Denver offices. Most recently, he was district landman for Oryx in Ventura, California, and responsible for all land activity on the West Coast. Mr. Cottman holds a B.A. degree from Rochester Institute of Technology and an M.B.A. from the University of Rhode Island. Mr. Cottman is the son-in-law of Richard W. Fetzner.

Gregory S. Grabar was first elected Vice President - Corporate Development and Administration in April 1993 and was first appointed manager of administration in October 1990. From 1989 to 1990, Mr. Grabar was in the corporate finance department of Citicorp Real Estate, Inc. From 1988 to 1989, Mr. Grabar was a consultant in the accounting services industry. From 1981 to 1988, Mr. Grabar was a vice president in the corporate finance department at Bateman Eichler, Hill Richards, Inc., a Kemper Securities Inc. company. From 1977 to 1981, Mr. Grabar was in both the audit and tax departments of Arthur Andersen & Co. and became a Certified Public Accountant. Mr. Grabar graduated cum laude from California State University with a B.A. in business administration and received his M.B.A. from the University of California at Los Angeles.

Chris C. Hickok was first appointed controller in November 1991 and was elected Vice President-Controller in January 1995. From March 1979 to September 1991, Mr. Hickok was employed by Mission Resources, Inc. and held various positions in the accounting and finance department including financial analyst, assistant controller and controller. Mr. Hickok holds a B.S. degree in business administration from California State University at Hayward and is a Certified Management Accountant.

Bruce M. McIntyre has served as Director of the Company since
November 1988. Mr. McIntyre is a private investor and a consultant in the oil and gas industry, in which he has been involved since 1952.
He also serves in a management capacity with several small, private companies in the energy field. He currently serves as a director and president of MSC Corp., a private company which manages oil wells in Illinois and Oklahoma. From 1981 to 1984, Mr. McIntyre served as president of Rocky Mountain Exploration Company, ultimately negotiating its merger into Carmel Energy, Inc. on whose board of directors he served until March 1986. Prior to that time, Mr. McIntyre held various management positions with C&K Petroleum, Inc. (now ENSTAR Petroleum, Inc.), Jenney Oil Company and Sinclair Oil & Gas Company. Mr. McIntyre is a graduate of Harvard College and the Harvard University Graduate School of Business Administration.

Richard W. Fetzner has served as Director of the Company since May 1990. Since 1989, Dr. Fetzner has been an associate professor of business administration at California Lutheran University in Thousand Oaks, California. From 1984 to 1989, Dr. Fetzner served in various academic capacities at the University of Singapore and California Lutheran University and was a consultant to the World Bank. From 1979 to 1984, Dr. Fetzner served as group vice president of Sun Company, Inc. and president of Sun Exploration and Production Company in Dallas, Texas. From 1958 to 1979, he served in various management and professional positions with Sun Oil Company and its subsidiaries including president of Sun International, Inc. and Sun Marine Transport, Inc. Dr. Fetzner holds a B.A. from Augustana College, an M.S. in geology from the University of Wisconsin, a Ph.D. in geology and economics from the University of Wisconsin and an M.B.A. from Drexel University. Dr. Fetzner is the father-in-law of Clarence Cottman, III.

COMMITTEES TO THE BOARD OF DIRECTORS

Finance Committee. In June 1994, the Board of Directors of the Company formed a Finance Committee in recognition of the Company's increasingly complex financing and reporting requirements, particularly related to the future financing and accounting for its international projects, which are becoming more important to the Company's overall financial condition. The Finance Committee is responsible for the general overview of the Company's ongoing financing and reporting requirements. Due to the continued financing of the Company's growth and anticipated international project financing, the Finance Committee is charged with reviewing and analyzing financing alternatives proposed and negotiated by the officers of the Company and making recommendations to the Board of Directors regarding such financing alternatives and to assist the officers in establishing and overseeing the reporting requirements of the Company, specifically those related to its international operations. Messrs. Wray (Chairman), Benton and McIntyre currently serve as members of the Finance Committee.

Compensation Committee. The Compensation Committee is responsible for making recommendations to the Board of Directors regarding salaries, benefits and bonuses to be paid to Company officers and employees. In addition, the Compensation Committee has responsibility for the administration of the Company's stock option plans. Messrs. McIntyre (Chairman) and Wray are presently members of this committee.

Audit Committee. The primary functions of the Audit Committee include making recommendations to the Board of Directors on the selection of the Company's auditors, reviewing the arrangements and scope of the independent auditors' examination, meeting with the independent auditors to review the adequacy of internal audit procedures and performing any other duties or functions deemed appropriate by the Board of Directors. Messrs. Fetzner (Chairman) and McIntyre are currently members of this committee.

ITEM 11.        EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table sets forth as to the Chief Executive Officer and the two other executive officers whose annual salary and bonus exceeded $100,000, information regarding all forms of compensation paid or payable by the Company for services in all capacities for the years indicated.



- ------------------------------------------------------------------------------------------------------------------
                                                SUMMARY COMPENSATION TABLE

                                              Annual Compensation                    Long Term Compensation Awards
                                          ----------------------------------       ---------------------------------
                                                                   Other
Name and Principal                                                 Annual                               All Other
     Position                   Year       Salary     Bonus     Compensation       Options/SARs        Compensation
     --------                   ----       ------     -----     ------------       ------------        ------------
A. E. Benton,                   1994      $250,000   $     0        (1)               250,000            $  473(2)
Chief Executive Officer,        1993       165,000    50,000                          125,000               448
  President                     1992       165,000    35,000                          150,000               442

William H. Gumma                1994       175,000    20,000        (1)               100,000               273(2)
Senior Vice President -         1993       125,000    30,000                           50,000               195
  Operations                    1992       105,000    20,000                           75,000               208

David H. Pratt                  1994       110,000         0        (1)                20,000               181(2)
Vice President - Finance        1993        90,000    20,000                           15,000               183
                                1992        90,000         0                           20,000               170

- ---------------

(1) The aggregate amount of perquisite compensation to be reported herein is less than the lesser of either $50,000 or 10 percent of the total of annual salary and bonus reported for the named executive officer. No other annual compensation was paid or payable to the named executive officers in the years indicated.

(2) Represents premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.



The following table shows information concerning options to purchase Common Stock, granted to certain individuals during 1994.


                              ----------------------------------------------------------------------------------
                                                   % of Total
                                                  Options/SARs                                        Grant Date
                                                   Granted to         Exercise or                       Present
                              Options/SARs        Employees in        Base Price      Expiration         Value
Name                           Granted (#)         Fiscal Year          ($/sh)           Date           ($) (1)
- ----                           -----------         -----------          ------           ----          ---------
A.E. Benton                      125,000             15.2%              $5.625           4/21/04      $  703,125
A.E. Benton                      125,000             15.2%               9.125          12/30/04       1,140,625
William H. Gumma                  50,000              6.1%               5.625           4/21/04         281,250
William H. Gumma                  50,000              6.1%               9.125          12/30/04         456,250
David H. Pratt                    20,000              2.4%               5.625           4/21/04         112,500


- ------------
(1) To calculate the present value of option/SAR grants, the Company has used the Black-Scholes option pricing model. The actual value, if any, will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model. The estimated values under that model for the stock options granted on April 21, 1994 are based on the assumptions that include (i) a stock price volatility of 3.2798, calculated using daily stock prices for approximately five years and one month (since the Company's initial public offering) prior to the grant date, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 6.99%, and (iii) an option exercise term of ten years. The estimated values under that model for the stock options granted on December 30, 1994 are based on the assumptions that include (i) a stock price volatility of 3.0909, calculated using daily stock prices for approximately five years and nine months (since the Company's initial public offering) prior to the grant date, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 7.82% and (iii) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Commission requires disclosure of the potential realizable value or present value of each grant. The Company's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of the model, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise. No gain is possible without an increase in the stock price, which will benefit all stockholders of the Company.

The following table provides information regarding the exercise of stock options during 1994 by certain individuals and the year-end value of unexercised options for certain individuals.


                                 -----------------------------------------------------------------------------------------------
                                         Aggregated Options/SAR Exercises in 1994 and Year-End Option/SAR Values

                                                                    Number of Unexercised              Value of Unexercised
                                                                  Options/SARs at Year-End (#)      In-the-Money Options/SARs ($)
                                                                  ----------------------------      -----------------------------
                                     Shares
Name                              Acquired on        Value
                                    Exercise       Realized       Exercisable    Unexercisable      Exercisable   Unexercisable
                                    --------       --------       -----------    -------------      -----------   -------------
A.E. Benton                             0              0              441,667          258,333       $1,428,834        $547,917
William H. Gumma                        0              0              167,367          108,333          506,002         226,042
David H. Pratt                          0              0               98,333           36,667          359,633          84,167

- ---------------------


EMPLOYMENT AGREEMENTS


In June 1992, the Board of Directors approved employment agreements with certain key employees of the Company (the "Employment
Agreements"), which contain severance provisions in the event of a change in control of the Company. The Company has entered into similar agreements with other officers and key employees.

Pursuant to each Employment Agreement, in the event of a proposed change in control (as defined in the Employment Agreement), the employee has agreed to remain with the Company until the earliest of
(a) 180 days from the occurrence of such proposed change in control,
(b) termination of the employee's employment by reason of death or disability (as defined in the Employment Agreement), or (c) the date on which the employee first becomes entitled to receive benefits under the Employment Agreement by reason of disability or termination of his employment following a change in control. Except for this agreement by the employee to so remain employed by the Company, the Company or the employee may terminate the employee's employment prior to or after a change in control either immediately or after certain notice periods, subject to the Company's obligation to provide benefits specified in the Employment Agreement.

Each Employment Agreement is for a period of either two or three years. In the event of a change in control, the term of the Employment Agreements will continue in effect for a period not less than 24 months after such change in control, subject to certain exceptions described therein. Following a change in control of the Company and for a period of 24 months after such event, if the employee is terminated without cause (as defined in the Employment Agreement) or if employment is terminated by the employee for good reason (as defined in the Employment Agreement), the employee is entitled to a cash severance payment equal to three times his annual base salary at the rate in effect prior to termination. The employee, and his dependents, will also be entitled to participate in all life, accidental death, medical and dental insurance plans of the Company in which the employee was entitled to participate at termination for a period of up to two years (and up to seven years in certain circumstances). However, such amounts will not be payable if termination is due to death, normal retirement, permanent disability, or voluntary action of the employee other than for good reason (as defined in the Employment Agreement), or by the Company for cause (as defined in the Employment Agreement) or if such payment is not deductible by the Company as a result of the operation of Section 280G of the Internal Revenue Code, as amended.

Messrs. Benton and Gumma each entered into Employment Agreements for terms of three years on June 26, 1992. Pursuant to the terms of the agreements, Mr. Benton's initial base salary was $165,000 and Mr. Gumma's initial base salary was $105,000. For 1994, Mr. Benton's annual base salary was $250,000 and Mr. Gumma's annual base salary was $175,000. Salaries are reviewed annually and bonuses are within the discretion of the Board of Directors.

REMUNERATION OF DIRECTORS

Directors are elected at the annual stockholders' meeting and hold office until the next annual stockholders' meeting and until their successors are elected and qualified. Directors who are not Company officers are paid a fee of $2,000 for each Board meeting attended, $500 for each committee meeting attended and $250 for participation in telephonic meetings. Directors are reimbursed for all travel and related expenses.

Additionally, the Company's Director Stock Option Plan provides that each person who is elected to serve as a non-employee director of the Company is annually and automatically granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to the market price on the date of grant.

During 1994, Mr. Wray served as a consultant to the Company to provide financial advice. In consideration of such services, the Company paid Mr. Wray an aggregate of $208,872 during 1994, paid moving expenses of $5,257 and reimbursed Mr. Wray for all travel and business related expenses. The Company has provided Mr. Wray with use of a Company car for 1995. See Item 13. Certain Relationships and Related Transactions.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

The following table sets forth the beneficial ownership of the Common Stock of the Company as of April 26, 1995, unless otherwise indicated, by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each Director,
(iii) certain officers, and (iv) all executive officers and directors as a group. The Company has been informed by such persons listed below that the persons have sole investment and voting power with respect to the Common Stock owned by them.

                            ---------------------------------------------
                            Shares Beneficially     Percentage of Shares
                                 Owned              Beneficially Owned (1)
                                 ------             ----------------------

Scudder, Stevens & Clark
345 Park Avenue
New York, NY  10154           2,266,700(2)               9.07%

A.E. Benton
1145 Eugenia Place
Suite 200
Carpinteria, CA  93013        1,285,000(3)               5.00%

Bruce M. McIntyre                90,000(4)                   *
Michael B. Wray                 100,300(5)                   *
Richard W. Fetzner               61,667(6)                   *
William H. Gumma                 275,700(7)               1.09%
David H. Pratt                  291,667(8)               1.16%

All directors and executive
 officers as a group
(10 persons)                   2,523,034                 9.45%
- ------------


*Less than 1%

(1) The percentage of Common Stock is based upon 25,003,194 shares of Common Stock outstanding as of April 25, 1995.

(2) The number of shares and the nature of the beneficial ownership of Scudder, Stevens & Clark is as of April 18, 1995 and is based upon the
     Schedule 13G filed with the Commission. Pursuant to such Schedule 13G, Scudder, Steven & Clark reported sole dispositive power with respect to all such shares.

(3) Includes 685,000 shares subject to options which are currently exercisable within 60 days after April 26, 1995, under the Company's stock option plans.

(4) Includes 80,000 shares subject to options which are currently exercisable or exercisable within 60 days after April 26, 1995, under the Company's stock option plans.

(5) Includes 80,000 shares subject to options which are currently exercisable or exercisable within 60 days after April 26, 1995, under the Company's stock option plans.

(6) Includes 61,667 shares subject to options which are currently exercisable or exercisable within 60 days after April 26, 1995, under the Company's stock option plans.

(7) Includes 275,700 shares subject to options which are currently exercisable or exercisable within 60 days after April 26, 1995, under the Company's stock option plans.

(8) Includes 291,667 shares subject to options which are currently exercisable or exercisable within 60 days after April 26, 1995, under the Company's stock option plans.

(9) Includes 1,689,035 shares subject to options which are currently exercisable or exercisable within 60 days after April 26, 1995, under the Company's stock option plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 1994, Mr. Wray entered into a consulting agreement with the Company to provide financial advice for a period of six months with compensation of $15,000 per month. In May 1994, as amended in January 1995, Mr. Wray's January consulting agreement was canceled and a new consulting agreement was entered into pursuant to which Mr. Wray will provide advice through December 31, 1995 with compensation of $20,000 per month, and the use of a Company car, with all travel and business related expenses reimbursed by the Company. In June 1994, in recognition of the complex nature of the financing and reporting requirements of the Company, particularly related to the future financing of its international projects, the Board of Directors of the Company formed the Finance Committee of the Board. Mr. Wray was elected Chairman of the Finance Committee.

In April 1992, in connection with the exercise of stock options by David H. Pratt, a Vice President of the Company, the Company collected $220,776 from Mr. Pratt in anticipation of paying employee federal income taxes. It was subsequently determined that it was not necessary to make such payment for Mr. Pratt and, in April 1992, the Company executed a promissory note to Mr. Pratt bearing annual interest at the prime rate plus 1%. The note was repaid in September 1992.

In February 1993, the Company guaranteed a loan made to A.E. Benton, President, and Chairman of the Board of Directors of the Company, in an aggregate amount of $1.2 million. The indebtedness was incurred by Mr. Benton to refinance existing indebtedness. The promissory note evidencing such indebtedness was due and payable on December 15, 1993 with an annual interest rate of 8%, a then current market rate for a loan of this type. Mr. Benton was obligated to make monthly interest payments until December 15, 1993, when any remaining unpaid interest plus the principal would be due. The Company secured the guarantee by a deposit of $1.4 million with the bank who loaned the money to Mr. Benton. In May 1993, the $1.2 million loan was repaid by Mr. Benton to the bank and the guarantee was extinguished.

On December 31, 1993, the Company guaranteed a loan made to Mr.
Benton for $300,000. The promissory note evidencing such indebtedness is due and payable on June 30, 1995, with an annual interest rate of 5.85%. The Company secured the guarantee by a deposit of $300,000 with the bank who loaned the money to Mr. Benton. In January 1994, the Company loaned $800,000 to Mr. Benton in the form of a promissory note with interest at prime plus 1%. The promissory note is payable in November 1995, or upon demand by the Company, whichever occurs first. In September 1994, Mr. Benton made a payment of $207,014 against this loan. The Company loaned Mr. Pratt $95,000 on November 11, 1993 on the same terms as the $800,000 loan to Mr. Benton. The loan is payable in November 1995.

Mr. Benton is a director of First Seismic Corporation. First Seismic has an exclusive agency agreement with the Company for the sale of certain seismic data. Since July 1988, First Seismic has received less than $4,000 in commission revenues from the Company.

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on this 28th day of April, 1995.

               BENTON OIL AND GAS COMPANY

               By:     /s/ A. E. Benton
                   -------------------------------------------------
                       A.E. Benton, Chairman of the Board, President
                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been duly signed on the 28th day of April, 1995 by the following persons in the capacities indicated:



  /s/ A.E. Benton               Principal Executive Officer and Director
- ---------------------------
      A.E. Benton



  /s/ David H. Pratt            Principal Financial Officer
- ---------------------------
      David H. Pratt



 /s/ Chris C. Hickok            Principal Accounting Officer
- ---------------------------
     Chris C. Hickok



 /s/ Bruce M. McIntyre          Director
- ---------------------------
     Bruce M. McIntyre



 /s/ Michael B. Wray            Director
- ---------------------------
     Michael B. Wray



 /s/ Richard W. Fetzner         Director
- ---------------------------
     Richard W. Fetzner



/s/ William H. Gumma            Director
- ---------------------------
    William H. Gumma