Form 10-Q
period 1995-03-31
BENTON OIL & GAS CO
filed 1995-05-15
CIK 845289

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)
   [X]          Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 1995 or

   [ ]          Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Act of 1934 for the
                Transition Period from __________ to ___________

                          COMMISSION FILE NO. 1-10762

                    ________________________________________


                           BENTON OIL AND GAS COMPANY
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   77-0196707
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


   1145 EUGENIA PLACE, SUITE 200
      CARPINTERIA, CALIFORNIA                              93013
(Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code (805) 566-5600


                 ___________________________________________


              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes   X    No _____

                 ___________________________________________


                  At May 11, 1995, 25,011,386 shares of the
                 Registrant's Common Stock were outstanding.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES



                                                                                                                    Page
                                                                                                                    ----

PART I.    FINANCIAL INFORMATION

           Item 1.      FINANCIAL STATEMENTS
                              Consolidated Balance Sheets at March 31, 1995
                                   (Unaudited) and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . .  3
                              Consolidated Statements of Operations for the Three
                                   Months Ended March 31, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . . . . .  4
                              Consolidated Statements of Cash Flows for the Three
                                   Months Ended March 31, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . . . . .  5
                              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  7

           Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . .   12


PART II.   OTHER INFORMATION

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                                                                           March 31,            December 31,
                                                                                              1995                  1994
                                                                                         -------------          -------------
                                                                                          (unaudited)
ASSETS
- ------
    CURRENT ASSETS:
        Cash and cash equivalents                                                        $  21,208,775          $  14,192,568
        Restricted cash (Note 3)                                                            19,550,000             19,550,000
        Accounts receivable:
             Accrued oil and gas revenue                                                    11,633,485              9,357,782
             Joint interest and other (Note 1)                                               2,188,769              3,880,808
        Property held for sale                                                                                     14,887,700
        Prepaid expenses and other                                                           1,140,632                563,839
                                                                                         -------------          -------------
                 TOTAL CURRENT ASSETS                                                       55,721,661             62,432,697


    OTHER ASSETS                                                                             1,431,512              2,550,607

    PROPERTY AND EQUIPMENT (Notes 1, 3, 6 and 7):
        Oil and gas properties (full cost method - costs of
             $13,518,734 and $16,695,284 excluded from
             amortization in 1995 and 1994, respectively)                                  130,797,283            116,209,554
        Furniture and fixtures                                                               1,746,600              1,439,484
                                                                                         -------------          -------------
                                                                                           132,543,883            117,649,038

        Accumulated depletion and depreciation                                             (23,171,849)           (20,071,223)
                                                                                         -------------          -------------
                                                                                           109,372,034             97,577,815
                                                                                         -------------          -------------
                                                                                         $ 166,525,207          $ 162,561,119
                                                                                         =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
    CURRENT LIABILITIES:
        Accounts payable:
             Revenue distribution                                                        $      658,823         $      594,782

             Trade and other                                                                11,429,594             11,426,105
        Accrued interest payable, payroll and related taxes                                    808,100              1,199,096
        Income taxes payable                                                                   788,068
        Short term borrowings (Note 3)                                                      23,561,868             21,035,401
        Current portion of long term debt (Note 2)                                           4,996,053              6,392,114
                                                                                         -------------          -------------
                 TOTAL CURRENT LIABILITIES                                                  42,242,506             40,647,498


    LONG TERM DEBT (Note 2)                                                                 31,187,571             31,911,164

    MINORITY INTEREST (Note 7)                                                               2,606,335              1,743,660

    COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)


    STOCKHOLDERS' EQUITY (Notes 2 and 7):
        Preferred stock, par value $0.01 a share;
                 authorized 5,000,000 shares; outstanding, none
        Common stock, par value $0.01 a share;
                 authorized 40,000,000 shares; issued and
                 outstanding 24,931,862 and 24,899,848  at
                 March 31, 1995 and December 31, 1994, respectively                            249,319                248,998
        Additional paid-in capital                                                          93,109,684             92,921,115
        Accumulated deficit                                                                 (2,870,208)            (4,911,316)
                                                                                         -------------          -------------
                 TOTAL STOCKHOLDERS' EQUITY                                                 90,488,795             88,258,797
                                                                                         -------------          -------------
                                                                                         $ 166,525,207          $ 162,561,119
                                                                                         =============          =============

 See notes to consolidated financial statements.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------------
                                                                                    1995                      1994
                                                                                 -----------              -----------
REVENUES
     Oil and gas sales                                                           $12,080,479              $ 3,498,661
     Gain (loss) on exchange rates                                                   131,717                  (69,533)
     Investment earnings                                                             424,234                  252,545
     Partnership reimbursements and other                                             24,736                      500
                                                                                 -----------              -----------
                                                                                  12,661,166                3,682,173
                                                                                 -----------              -----------
EXPENSES
     Lease operating costs and production taxes                                    2,246,002                1,766,022
     Depletion, depreciation and amortization                                      3,145,067                1,172,744
     General and administrative                                                    1,668,772                1,142,042
     Interest                                                                      1,618,126                  680,737
                                                                                 -----------              -----------
                                                                                   8,677,967                4,761,545
                                                                                 -----------              -----------
INCOME (LOSS) BEFORE INCOME TAXES
     AND MINORITY INTEREST                                                         3,983,199               (1,079,372)
INCOME TAX EXPENSE                                                                 1,079,416
                                                                                 -----------              -----------
INCOME (LOSS) BEFORE MINORITY INTEREST                                             2,903,783               (1,079,372)
MINORITY INTEREST (Note 7)                                                           862,675                   62,754
                                                                                 -----------              -----------
NET INCOME (LOSS)                                                                $ 2,041,108              $(1,142,126)
                                                                                 ===========              ===========

NET INCOME (LOSS) PER COMMON SHARE                                               $      0.08              $     (0.05)
                                                                                 ===========              ===========

See notes to consolidated financial statements.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                       ------------------------------------
                                                                                            1995                   1994
                                                                                       --------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                       $   2,041,108           $(1,142,126)
                                                                                        -------------           ------------
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depletion, depreciation and amortization                                               3,145,067             1,172,744
     Net earnings from limited partnerships                                                    (3,511)              (15,937)
     Amortization of financing costs                                                           28,578                28,578
     Loss on disposition of assets                                                             10,632
     Minority interest in undistributed earnings of subsidiary                                862,675
     Increase in accounts receivable                                                         (583,664)           (2,446,075)
     Increase in prepaid expense and other                                                   (576,793)             (216,402)
     Increase(decrease) in accounts payable                                                    67,530              (393,200)
     Increase (decrease) in accrued interest payable, payroll and related taxes              (390,996)              819,996
     Increase in income taxes payable                                                         788,068
                                                                                        -------------           -----------
          TOTAL ADJUSTMENTS                                                                 3,347,586            (1,050,296)
                                                                                        -------------           -----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               5,388,694            (2,192,422)
                                                                                        -------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                          14,713,894               126,397
     Additions of property and equipment                                                  (11,130,286)           (8,231,603)
     Increase in restricted cash                                                                                (21,000,000)
     Distributions from limited partnerships                                                                            746
     Payment for purchase of Benton-Vinccler interest, net of cash acquired                                      (2,501,973)
                                                                                        -------------           -----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               3,583,608           (31,606,433)
                                                                                        -------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                                     188,890
     Proceeds from commercial paper and other short term borrowings                                              22,054,000
     Proceeds from issuance of notes payable                                                2,040,000
     Payments on commercial paper, other short term borrowings
          and notes payable                                                                (4,025,520)          (14,824,690)
     Increase in other assets                                                                (159,465)              (41,530)
                                                                                        -------------           -----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (1,956,095)            7,187,780
                                                                                        -------------           -----------
          NET INCREASE (DECREASE) IN CASH                                                   7,016,207           (26,611,075)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           14,192,568            36,308,118
                                                                                        -------------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  21,208,775           $ 9,697,043
                                                                                        =============           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest expense                                   $   1,832,229           $   115,066
                                                                                        =============           ===========
     Cash paid during the period for income taxes                                       $     176,825           $    50,016
                                                                                        =============           ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 1995, the Company financed the purchase of oil and gas equipment in the amount of $2,337,860 and leased office equipment in the amount of $54,473.

During the three months ended March 31, 1994, the Company converted $143,658 of accounts payable into a note payable.

On March 4, 1994, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler for $3 million in cash, $10 million in non-interest bearing notes payable (with a present value of $9.2 million assuming a 10% interest rate) and 200,000 shares of the Company's common stock. The excess of the purchase price over the net book value of assets acquired was $13,880,100, which was allocated to oil and gas properties.


See notes to consolidated financial statements.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 THREE MONTHS ENDED MARCH 31, 1995 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Benton Oil and Gas Company (the "Company") engages in the exploration, development, and management of oil and gas properties in Venezuela, the United States and Russia.

The Company and its subsidiary, Benton Oil and Gas Company of Louisiana, formerly Energy Partners, participate as the managing general partner of three oil and gas limited partnerships formed during 1989 through 1991. Under the provisions of the limited partnership agreements, the Company receives compensation as stipulated therein, and functions as an agent for the partnerships to arrange for the management, drilling, and operation of properties, and assumes customary contingent liabilities for partnership obligations.

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investments in limited partnerships and the Russia joint venture ("GEOILBENT") are proportionately consolidated based on the Company's ownership interest. All material intercompany profits, transactions and balances have been eliminated.

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations for the three month periods ended March 31, 1995 and 1994. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. References should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per common share are computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants; however, they are not included in the computation for the three months ended March 31, 1994 since their effect would be to reduce the loss per share. Total weighted average common and common equivalent shares outstanding during the three months ended March 31, 1995 and 1994 were 26,037,055 and 24,736,848 respectively.

Fully diluted earnings per common share are not presented since the conversion of the Company's 8% Convertible Subordinated Notes and 8% Convertible Subordinated Debentures would have either an insignificant or antidilutive effect.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $526,161 and $371,530 for the three months ended March 31, 1995 and 1994, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead or similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties, excluding unevaluated property acquisition and exploration costs and including the estimated future costs to develop proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Venezuela, United States and Russia cost centers at March 31, 1995 were $6,559,112, $4,530,804 and $2,428,818, respectively. Excluded costs attributable to the Venezuela, United States and Russia cost centers at December 31, 1994 were $6,743,012, $7,523,454 and $2,428,818, respectively. Depletion expense attributable to the Venezuela cost center for the three months ended March 31, 1995 and 1994 was $2,109,428 and $549,518 ($1.99 and $1.79 per equivalent barrel), respectively. Depletion expense attributable to the United States cost center for the three months ended March 31, 1995 and 1994 was $628,270 and $485,064 ($6.97 and $6.49
per equivalent barrel), respectively. Depletion expense attributable to the Russia cost center for the three months ended March 31, 1995 and 1994 were $328,136 and $84,324 ($2.76 and $3.13 per equivalent barrel respectively). Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $57,477 and $43,888 for the three months ended March 31, 1995 and 1994, respectively.

RECLASSIFICATIONS

Certain items in 1994 have been reclassified to conform to the 1995 financial statement presentation.

NOTE 2 - LONG TERM DEBT

Long term debt consists of the following:

                                                                      MARCH 31, 1995         DECEMBER 31, 1994
                                                                      --------------         -----------------

Senior unsecured notes with interest at 13% due on
   September 30, 2002. Interest payments are due on
   March 31 and September 30.  Principal
   payments of $3 million are due on each
   September 30 beginning in 1998.                                       $15,000,000             $15,000,000
Revolving secured credit facility.  Interest
   payments due quarterly beginning
   March 31, 1995.  Principal payments due
   quarterly beginning March 31, 1997.                                     5,000,000               5,000,000
Convertible subordinated debentures with
   interest at 8% due on May 1, 2002.  Interest
   payments are due on May 1 and November 1.                               6,428,000               6,428,000
Convertible subordinated notes with interest
   at 8% due on October 1, 2001.  Interest payments are
   due on April 1 and October 1.                                           4,662,000               4,662,000
Non-interest bearing promissory notes
        payable with a face value of $3 million
        discounted using a 10% interest rate.
        The notes are due in various installments
        through January 1996.  See Note 7.                                 2,854,962               5,747,878
Bank financing with interest at LIBOR plus
    7.5% due on January 16, 1996.
   Secured by certain GEOILBENT oil export proceeds.
   Principal and interest payments due monthly in
   varying installments.                                                   2,040,000               1,292,000
Other--various equipment purchases and
   leases with principal and interest
        payments due monthly from $180 to $3,916.
   Interest rates vary from 10.0% to 16.91%.
        Notes and leases mature from August 1995 to
        February 1998.                                                       198,662                 173,400
                                                                         -----------             -----------
                                                                          36,183,624              38,303,278
Less current portion                                                       4,996,053               6,392,114
                                                                         -----------             -----------
                                                                         $31,187,571             $31,911,164
                                                                         ===========             ===========

NOTE 3 - SHORT TERM BORROWINGS

In February 1994, Benton-Vinccler borrowed $15 million from Morgan Guaranty Trust Company of New York ("Morgan Guaranty"). Benton-Vinccler subsequently borrowed from the same bank an additional $7 million for working capital requirements. The credit facility is collateralized in full by time deposits from the Company, bears interest at LIBOR plus 3/4%, and is renewed on a monthly basis. The loan arrangement contains no restrictive covenants and no financial ratio covenants. Benton-Vinccler made a payment of $2.75 million in September 1994, leaving a balance of $19.25 million. The Company is presently pursuing several options for long term financing for Benton-Vinccler.

During the fourth quarter of 1994 and the first quarter of 1995, Benton-Vinccler acquired approximately $4.1 million of drilling and production equipment from trading companies and suppliers under terms which include repayment within a 12-month period in monthly and quarterly installments at interest rates from 6.7% to 10%. The outstanding balances at March 31, 1995 and December 31, 1994 related to these transactions, were approximately $3.0 and $1.5 million, respectively.

In June 1994, GEOILBENT entered into a production payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The payment advance of $2.5 million against future oil shipments, which bore an effective discount rate of 12% was repaid through withholdings from oil sales on a monthly basis through December 1994. During the quarter ended March 31, 1995, GEOILBENT received $3.0 million in production payment advances pursuant to a similar agreement with NAFTA Moscow containing similar terms. At March 31, 1995, the Company's share of the unpaid advances was approximately $1.0 million.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

The state leases relating to the West Cote Blanche Bay Field, the portion of the Belle Isle Field owned by Texaco and the Rabbit Island Field, were the subject of litigation between Texaco and the State of Louisiana. The Company's interests in the Fields, which include substantially all of the Company's domestic reserves, were originally owned by Texaco under certain leases granted by the State. Although the Company was not a party to this litigation, its interests in the Fields were subject to the litigation. In February 1994, the State and Texaco entered into a Global Settlement Agreement to settle all disputes related to this litigation. As a result of this agreement, Texaco has committed to certain acreage development and drilling obligations which may affect the Company and certain of its Louisiana properties. The Company believes that the settlement should have no effect on its proved reserves and should have no material adverse effect on the Company.

In the normal course of its business, the Company may periodically become subject to actions threatened or brought by its investors or partners in connection with the operation or development of its properties or the sale of securities. Prior to 1992, the Company was engaged in the formation and operation of oil and gas limited partnership interests. In 1992, the Company ceased raising funds through such sales. In connection with its continuing role as managing general partner of certain limited partnerships, the Company may become subject to actions brought by limited partners of these partnerships. Certain of such limited partners have brought an action against the Company in connection with the Company's operation of the limited partnerships as managing general partner. The plaintiffs seek actual and punitive damages for alleged actions and omissions by the Company in operating the partnerships and alleged misrepresentations made by the Company in selling the limited partnership interests. The Company is also a defendant in an action brought by investors in a series of unaffiliated limited partnerships to which the Company provided all or a substantial portion of the drilling prospects and drilled and operated a number of wells for the partnerships. The plaintiffs allege that the Company aided the general partner in misrepresentations, fraud and breaches of fiduciary duties, and seek an unspecified amount of compensatory and punitive damages. The Company intends to vigorously defend these actions and does not believe the claims raised are meritorious. However, new developments could alter this conclusion at any time. The Company will be forced to expend time and financial resources to defend or resolve all such matters. The Company is also subject to ordinary litigation that is incidental to its business. None of the above matters are expected to have a material adverse effect on the Company.

NOTE 5 - TAXES ON INCOME

As of December 31, 1994, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $32.4 million, expiring in the years 2003 through 2009. If the carryforwards are ultimately realized, approximately $3.0 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. The Company has available approximately $12.4 million and approximately $1.5 million of net operating loss carryforwards for state and foreign income tax purposes, respectively.


NOTE 6 - RUSSIA JOINT VENTURE

In December 1991, a joint venture agreement forming GEOILBENT, Limited, between the Company and two Russian partners, Purneftegasgeologia and Purneftegas, was approved by the appropriate regulatory bodies in Russia. GEOILBENT's charter is to explore, develop, produce and market oil, condensate and natural gas from the North Gubkinskoye field in the West Siberia region of Russia, approximately two thousand miles northeast of Moscow. At the time of GEOILBENT's formation, the field, which covers an area approximately 15 miles long and 4 miles wide, had been delineated with over 60 wells, had been production tested and had logged numerous oil and gas sands, but had never been commercially produced. The joint venture agreement calls for the Company to have a 34% working interest and the two Russian partners each to have a 33% working interest in the joint venture. Production commenced during the third quarter of 1993.

The Company is obligated under the terms of the GEOILBENT charter agreement with its partners to make contributions of approximately $25.8 million by December 31, 1995. At March 31, 1995, the Company's contributions totaled approximately $20.1 million. During the first part of 1994, a combination of volatile crude oil prices and a relatively high export tariff, among other factors, constrained the pace of development of the field by GEOILBENT. In September 1994, GEOILBENT received a recommendation from the Inter-departmental Commission of the Ministry of Fuel and Energy for a waiver for one-year from the export tariff. Such waiver was received in March 1995, effective retroactively to January 1, 1995. GEOILBENT expects to apply for renewal of the waiver for 1996 and 1997. However, the Russian regulatory environment continues to be volatile and the Company is unable to predict the availability of the waiver during the remainder of 1995 or for the future.


NOTE 7 - VENEZUELA JOINT VENTURE

On July 31, 1992, the Company and its partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., an affiliate of the national oil company, Petroleos de Venezuela, S.A. The operating service agreement covers the Uracoa, Bombal and Tucupita fields that comprise the South Monagas unit. Under the terms of the operating service agreement, Benton-Vinccler, a corporation owned 80% by the Company and 20% by Vinccler, is a contractor for Lagoven and is responsible for overall operations of the South Monagas unit, including all necessary investments to reactivate and develop the fields comprising the unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement (which amount is periodically adjusted to reflect changes in the average of certain world crude oil prices). The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

Pursuant to the original joint venture agreement, the Company and Vinccler each owned a 50% interest in a joint venture which operated the South Monagas unit. Effective January 1, 1994, the operating service agreement and the joint venture assets and liabilities were transferred to Benton-Vinccler, a corporation in which the Company and Vinccler each owned 50% of the capital stock. On March 4, 1994, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler for $3 million in cash, $10 million in non-interest bearing notes payable (with a present value of $9.2 million assuming a 10% interest rate) payable in various installments over 24 months and 200,000 shares of the Company's common stock. The excess of the purchase price over the book value of the 30% interest was allocated to oil and gas properties.

Prior to the acquisition of the additional 30% interest in Benton-Vinccler, the Company's interest in the Venezuelan joint venture was proportionately consolidated based on its ownership interest. Effective with the acquisition of the additional 30% interest in Benton-Vinccler, the Company has included Benton-Vinccler in its consolidated financial statements, with the 20% owned by Vinccler reflected as a minority interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

UNITED STATES

Substantially all of the Company's domestic activity is focused in the Gulf Coast region of Louisiana. The Company has acquired and earned significant interests in Gulf Coast fields operated by Texaco and Oryx by incurring capital expenditures to purchase working interests, acquire and process 3-D seismic data, drill development wells and recomplete existing wells in the West Cote Blanche Bay Field, and to complete 3-D seismic surveys and certain development activities in order to earn the right to drill future wells as a working interest partner in the Rabbit Island and Belle Isle Fields.

In 1993 the Company entered into an agreement with Tenneco whereby Tenneco purchased a 50% interest in the Company's operations in the Rabbit Island and Belle Isle Fields in Louisiana and was given the right to participate as a 50% partner in all of the Company's future activities in the Gulf Coast for the next five years, excluding the West Cote Blanche Bay Field. The Company believes that its relationship with Tenneco will provide it with the ability to accelerate the development of such fields, as well as provide an alternative outlet to market its Gulf Coast natural gas production. In November 1994, the Company sold to Tenneco a 10.8% working interest (24.9% of the Company's 43.3% working interest) in the West Cote Blanche Bay Field for approximately $5.8 million and future consideration of up to $3.7 million. In March 1995, as part of an effort to focus on deeper gas and oil zones at West Cote Blanche Bay, the Company, its affiliates and Tenneco sold their working interest in certain depths (above approximately 10,575 feet) to WRT Energy Corporation for an aggregate purchase price of $20 million. Of the aggregate purchase price, the Company received approximately $14.7 million.

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

GROWTH IN INTERNATIONAL ACTIVITIES

The Company's costs of operations in Venezuela and Russia in 1993 and 1994 included certain fixed or minimum office, administrative, legal and personnel related costs and certain start up costs, including short term facility rentals, organizational costs, contract services and consultants, etc. The operating and overhead costs are expected to grow over time as operations increase, but in the aggregate to become less significant on a unit of production basis. The start up costs are expected to decrease over time both in the aggregate and on a per unit basis. In Venezuela, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $7.26 and $2.25 per Bbl, respectively. However, for the year ended December 31, 1994 the operating costs and general and administrative expenses decreased to $1.51 and $0.66 per Bbl, respectively. For the period ended March 31, 1995, operating costs and general and administrative expenses further decreased to $1.22 and $0.47 per Bbl, respectively. In Russia, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $16.22 and $12.96 per Bbl, respectively, decreasing to $9.63 and $1.58 per Bbl, respectively for the year ended December 31, 1994. For the period ended March 31, 1995, operating costs and general and administrative expenses further decreased to $1.88 and $1.01 per Bbl, respectively. The Company's Venezuelan operations grew considerably during 1994 and are expected to grow for some time thereafter, and its operating costs and general and administrative expenses are expected to increase in magnitude but to remain relatively low or decrease on a per unit basis. The Company's Russian operations grew less significantly during 1994. Consequently, the operating costs and general and administrative costs grew less rapidly than those in Venezuela; however, the per unit costs are expected to decrease over time. Also, capital expenditures through 1993 in both Venezuela ($8 million) and Russia ($17 million) focused more on start-up infrastructure items such as roads, pipelines, and facilities rather than drilling. Since the beginning of 1994, a higher proportion of capital expenditures has been and will continue to be spent on drilling and production activities, particularly in Venezuela. Future infrastructure costs will be related to enhancing production rather than start-up operations.

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

The following discussion of the Company's results of operations for the three months ended March 31, 1995 and 1994 and financial condition as of March 31, 1995 and December 31, 1994 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "FINANCIAL STATEMENTS."


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

The Company had revenues of $12,661,166 for the three months ended March 31, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $2,246,002, depletion, depreciation and amortization expense of $3,145,067, general and administrative expense of $1,668,772, interest expense of $1,618,126, income tax expense of $1,079,416 and minority interest of $862,675. The net income for the period was $2,041,108 or $0.08 per share.

By comparison, the Company had revenues of $3,682,173 for the three months ended March 31, 1994. Expenses incurred during the period consisted of lease operating costs and production taxes of $1,766,022, depletion, depreciation and amortization expense of $1,172,744, general and administrative expense of $1,142,042 interest expense of $680,737, and a minority interest of $62,754. The net loss for the period was $1,142,126 or $0.05 per share.

Revenues increased $8,978,993, or 244%, during the three months ended March 31, 1995 compared to the corresponding period of 1994 primarily due to increased oil sales in Venezuela and Russia. Sales quantities for the three months ended March 31, 1995, from Venezuela and Russia were 1,062,093 Bbl and 118,864 Bbl, respectively compared to 307,675 Bbl and 26,925 Bbl, respectively for the corresponding period of the preceding year. Prices for crude oil averaged $9.02 (pursuant to terms of an operating service agreement) and $13.12 from Venezuela and Russia, respectively, for the period ended March 31, 1995 compared to $7.08 from Venezuela and $11.04 from Russia, respectively, for the corresponding period of the preceding year. Domestic sales quantities for the three months ended March 31, 1995 were 32,317 Bbl of crude oil and condensate and 346,548 Mcf of natural gas compared to 61,818 Bbl of crude oil and condensate and 77,843 Mcf of natural gas for the three months ended March 31, 1994. Domestic prices for crude oil and natural gas averaged $17.10 per Bbl and $1.62 per Mcf during the three months ended March 31, 1995 compared to $13.71 per Bbl and $2.25 per Mcf during the corresponding period of 1994. Additionally, during the three months ended March 31, 1995, the Company recorded a loss of $173,250 related to its commodity hedge agreement with Morgan Guaranty.

Lease operating costs and production taxes increased $479,980, or 27%, during the three months ended March 31, 1995 compared to the corresponding period in 1994 primarily due to the growth of the Company's Venezuelan and Russian operations. Depletion, depreciation and amortization increased $1,972,323, or 168%, during the three months ended March 31, 1995 compared to the corresponding period in 1994 primarily due to increased oil production in Venezuela and in Russia. Depletion expense per barrel of oil equivalent produced from Venezuela, United States and Russia during the three months ended March 31, 1995 was $1.99, $6.97 and $2.76, respectively, compared to $1.79, $6.49 and $3.13 in Venezuela, United States and Russia, respectively, during the corresponding period of the preceding year. The increase in general and administrative expense of $526,730, or 46%, during the three months ended March 31, 1995 compared to the corresponding period in 1994 was primarily due to the Company's increased corporate activity associated with the growth of the Company's business. Interest expense increased $937,389, or 138%, during the three months ended March 31, 1995 compared to the corresponding period in 1994 primarily due to increased borrowing to fund operations in Venezuela and Russia. Income tax expense in Venezuela was $1,079,416 for the period ended March 31, 1995.

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

The net funds raised and/or used in each of the operating, investing and financing activities for the three months ended March 31, 1995 and 1994 are summarized in the following table and discussed in further detail below.

                                                                           Three Months Ended March 31,
                                                                     ------------------------------------------

                                                                         1995                         1994
                                                                     -----------                  -------------
 Net cash provided by (used in) operating activities                  $5,388,694                   $  (2,192,422)

 Net cash provided by (used in) investing activities                   3,583,608                     (31,606,433)

 Net cash provided by (used in) financing activities                  (1,956,095)                      7,187,780
                                                                      -----------                   -------------
 Net increase (decrease) in cash                                      $7,016,207                    $(26,611,075)
                                                                      ==========                    ============


The Company has issued senior unsecured notes in the principal amount of $15 million. The senior unsecured notes, which mature in September 2002, bear interest at 13% per annum, with annual principal payments of $3 million due on September 30 of each year beginning on September 30, 1998. The Company's secured credit facility provides for borrowings up to $15 million, with the initial available principal limited to $10 million. Borrowings under the secured credit facility, which expires in December 1999, bear interest, at the Company's option, at either a floating rate (higher of prime rate plus 3% or the Federal Funds Rate plus 5%) or a fixed rate (rate of interest at which deposits of dollars are available to lender in the interbank eurocurrency market plus 4.5%). At March 31, 1995, $5 million was outstanding under the credit facility agreement, with no available borrowing capacity.

Both the senior unsecured notes and the secured credit facility provide for limitations on liens, dividends, capital expenditures, sales of assets and mergers, and each contain financial covenants including a minimum ratio of current assets to current liabilities (not less than 1.1 to 1.0). The secured credit facility also includes a maximum ratio of certain liabilities to net worth (cannot exceed .60 to 1.0) or domestic oil and gas reserves (cannot exceed 1.0 to 1.0) covenant and the senior unsecured notes include a minimum ratio of current assets to current liabilities (not less than 1.1 to 1.0) and a maximum ratio of funded liabilities to net worth (cannot exceed .60 to 1.0) and a minimum ratio of funded liabilities to U.S. oil and gas reserves (cannot exceed 1.0 to 1.0). At March 31, 1995, the Company was in compliance with all such covenants.


FOR THE THREE MONTHS ENDED MARCH 31, 1995

During the three months ended March 31, 1995, the Company had capital expenditures of $13.5 million, of which $10.1 million related to the development of the South Monagas Unit in Venezuela, $2.0 million related to the development of the North Gubkinskoye Field in Russia and $1.4 million was attributable to the United States and other projects.

During the three months ended March 31, 1995, the Company derived proceeds of approximately $14.7 million from the sale of certain property interests in the West Cote Blanche Bay Field, $2.0 million from additional borrowings in Russia and $0.2 million from the exercise of stock options and warrants.

The Company has borrowed $5 million under a $15 million revolving credit facility secured in part by mortgages on the Company's U.S. properties and in part by a guarantee by a financial institution. As a result of the sale of certain property interests in the West Cote Blanche Bay Field in March 1995, the Company does not expect to borrow further against this facility until it increases the security value of its remaining U.S. properties or increases the guarantee from the financial institution.

The Company is currently in discussions with several financial institutions in Venezuela and the United States to refinance a portion or all of Benton-Vinccler's existing indebtedness and to provide further financing for a portion of Benton-Vinccler's capital requirements. Such financing may have no or limited recourse to the Company, in which case restricted cash securing Benton-Vinccler's existing indebtedness in amounts equal to any such refinanced amounts would become unrestricted. There is no assurance that such financing will become available on terms acceptable to Benton-Vinccler or that such financing will result in the reclassification of any of the Company's restricted cash.

FOR THE THREE MONTHS ENDED MARCH 31, 1994

During the three months ended March 31, 1994, the Company had capital expenditures of $8.2 million, of which $4.7 million related to the development of the South Monagas Unit in Venezuela, $1.7 million related to the development of the North Gubkinskoye Field in Russia and $1.8 million was attributable to the United States and other projects. In addition, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler for $3 million cash, $10 million in non-interest bearing notes payable (with a present value of $9.2 million assuming a 10% interest rate) and 200,000 shares of the Company's common stock.

During the first three months of 1994, the Company derived net proceeds of approximately $22.1 million from short term borrowings used to fund operations in Venezuela and repay $15 million of commercial paper.

VENEZUELAN OPERATIONS

In February 1994, the Company and Benton-Vinccler entered into a loan arrangement with Morgan Guaranty. Borrowings under this loan arrangement are secured by cash collateral in the form of a time deposit from the Company. The loan arrangement contains no restrictive covenants and no financial ratio requirements. The principal amount of such loan outstanding at March 31, 1995 was $19.3 million.

In March 1994, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler and thus increased its ownership from 50% to 80%. The purchase price was $3.0 million in cash, the issuance of non-interest bearing promissory notes with a face value of $10.0 million (present value of $9.2 million) payable in various installments through January 1996 and the issuance of 200,000 shares of the Company's Common Stock. At March 31, 1995, the principal amount of the notes outstanding was approximately $2.9 million. In addition, the Company has agreed to arrange for all of Benton-Vinccler's future financing and to provide any further collateral or guarantees, if required for such financing.

During the fourth quarter of 1994 and the first quarter of 1995, Benton-Vinccler acquired approximately $4.1 million of drilling and production equipment from trading companies and suppliers under terms which include 12 month financing. The Company expects that other such trade financing may be available to Benton-Vinccler, particularly if political risk insurance is made available from OPIC (the Overseas Private Investment Corporation, an agency of the U.S. government).

The Company has budgeted approximately $40-50 million for capital expenditures in Venezuela during 1995. The Company is presently pursuing several options for long-term financing for Benton-Vinccler. There can be no assurance that such financing will be available on terms acceptable to Benton-Vinccler. To the extent such permanent financing cannot be secured, Benton-Vinccler will fund its operations from its working capital and cash flow from operations, which may result in reduced capital expenditures.

In June 1994, the Venezuelan government, amid economic uncertainties and bank crises, implemented certain exchange and price controls. Currently, exchange and price controls remain in place, with no indication of when or how much such controls will be lifted or relaxed. To date, neither the current economic uncertainties nor the exchange and price controls have had an adverse effect on the Company's operations in Venezuela, although the controls have limited the potential sources of credit financing for Benton-Vinccler's growth. The Company reflects an account receivable in the amount of $9.4 million on its consolidated balance sheet, representing the operating service fee for the quarter ended March 31, 1995 owed by Lagoven to Benton-Vinccler. The Company continues to evaluate the economic and political environment in Venezuela to assess the potential effect on the Company and its Venezuelan operations.

RUSSIAN OPERATIONS

Under the terms of GEOILBENT's joint venture agreement, the Company has committed to make cumulative equity contributions totaling approximately $25.8 million by December 31, 1995. As of March 31, 1995, the Company's contribution since inception totalled approximately $20.1 million. The Company expects to contribute a total of $6-7 million to GEOILBENT during 1995. The Company continues to retain Morgan Guaranty as a financial advisor to develop appropriate financial plans and to determine potential funding sources for the venture.

In June 1994, GEOILBENT entered into a production payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The payment advance of $2.5 million against future oil shipments, which bore an effective discount rate of 12% was repaid through withholdings from oil sales on a monthly basis through December 1994. During the quarter ended March 31, 1995, GEOILBENT received $3.0 million in production payment advances pursuant to a similar agreement with NAFTA Moscow containing similar terms. At March 31, 1995, the Company's share of the unpaid advances was approximately $1.0 million.

In August 1994, GEOILBENT entered into an agreement with International Moscow Bank for a $4 million loan with the following terms: 14 monthly payments, interest at LIBOR plus 7.5%, with interest only payments for the first four months and monthly principal and interest payments thereafter. In connection with this agreement, the Company provided to International Moscow Bank a guarantee of payment under which the Company has agreed to pay such loan in full if GEOILBENT fails to make the scheduled payments. In March 1995, GEOILBENT's credit facility with International Moscow Bank was expanded to $6 million, with interest only payments for 3 months and monthly principal and interest payments thereafter. The Company has similarly guaranteed this indebtedness, through which the Company intends to fulfill substantially all of its remaining charter fund contribution requirements. At March 31, 1995, the Company's share of the outstanding balance was $2.0 million.

ANTICIPATED CAPITAL REQUIREMENTS

The Company anticipates funding its total 1995 capital expenditures, which it expects to be approximately $50-60 million, from cash flow from operations, sales of property interests, project and trade financing sources or the issuance of debt or equity securities. In March 1995, the Company received approximately $15 million from the sale of property interests which will be used to fund certain portions of the Company's 1995 drilling and development activities and for working capital purposes. There can be no assurance that financing for the remaining portion of the Company's capital expenditure plan will become available under terms and conditions acceptable to the Company, which may result in reduced capital expenditures in any or all three of the Company's principal areas of operations.


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

Effective May 1, 1994, the Company entered into a commodity hedge agreement with Morgan Guaranty designed to reduce a portion of the Company's risk from oil price movements. Pursuant to the hedge agreement, with respect to the period from May 1, 1994 through the end of 1996, the Company will receive from Morgan Guaranty $16.82 per Bbl and the Company will pay to Morgan Guaranty the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil ("WTI") (determined in the manner set forth in the hedge agreement). Such payments will be made with respect to production of 1,250 Bbl of oil per day for 1995 and 1,500 Bbl of oil per day for 1996. During the quarter ended March 31, 1995, the average price per Bbl of WTI was $18.36 and the Company's net exposure for the quarter was $173,250. Total exposure for the year ended December 31, 1994 under the hedge agreement was $328,868. The Company's oil production is not materially affected by seasonality. The returns under the hedge agreement are affected by world-wide crude oil prices, which are subject to wide fluctuation in response to a variety of factors that are beyond the control of the Company.

To the extent practicable, while oil sales and financings have been in U.S. dollars, local transactions in Russia and Venezuela are conducted in local currency. Benton-Vinccler and GEOILBENT pay their employees and purchase certain equipment and services in local currency. This allows both Benton-Vinccler and GEOILBENT to maximize benefits when possible from the current favorable exchange rates. Payments to Benton-Vinccler under the Operating Service Agreement and payments to GEOILBENT for delivery and sale of oil are made in U.S. dollars or currency that is freely exchangeable for U.S. dollars. There are no restrictions in either Venezuela or Russia that affect the conversion of U.S. dollars into local currency. However, during 1994, Venezuela implemented exchange controls which significantly limit the ability to convert local currency into U.S. dollars. Because payments to Benton-Vinccler are made in U.S. dollars into its United States bank accounts, and Benton-Vinccler is not subject to regulations requiring the conversion or repatriation of those dollars back into the country, the exchange controls have not had a material adverse effect on Benton-Vinccler or the Company.

During the quarter ended March 31, 1995, GEOILBENT had substantial net monetary liabilities denominated in Russian rubles. As a result of the decline in the value of the ruble during this period, the Company realized net foreign
exchange gains of $131,717.   The Company cannot predict the extent of future
gains or losses, but attempts to minimize its exposure to losses.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None.


ITEM 2.  CHANGES IN SECURITIES
         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.


ITEM 5.  OTHER INFORMATION
         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             11.1    Computation of per share earnings

         (b) Reports on Form 8-K
             None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BENTON OIL AND GAS COMPANY

Dated: May 12, 1995              By: /S/A. E. Benton
                                     ----------------------------
                                     A. E. Benton,
                                     President


Dated: May 12, 1995              By: /S/David H. Pratt
                                     -----------------------------
                                     David H. Pratt,
                                     Vice President of Finance,
                                     Chief Financial Officer