Form 10-K/A
period 1994-12-31
BENTON OIL & GAS CO
filed 1995-07-11
CIK 845289

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

(Mark One)
                   Annual  Report Under Section 13 or 15(d)
[X]                 of the Securities Exchange Act of 1934
                For the fiscal year ended December 31, 1994 or

              Transition Report Pursuant to Section 13 or 15(d)
[  ]                 of the Securities Act of 1934 for the
                Transition Period from __________ to ___________

                         COMMISSION FILE NO.:   1-10762
                  ____________________________________________


                           BENTON OIL AND GAS COMPANY
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       77-0196707
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


    1145 EUGENIA PLACE, SUITE 200
       CARPINTERIA, CALIFORNIA                             93013
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code (805) 566-5600

      Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:


TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------             -----------------------------------------

Common Stock, $.01 Par Value                            NASDAQ-NMS
8% Convertible Subordinated Debentures due in 2002      NASDAQ


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X  NO
                                                      ---    ---

On March 29, 1995, the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $251,675,151 based on a closing sales price on NASDAQ-NMS of $10.50.

As of March 29, 1995, 24,931,862 shares of the Registrant's common stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

                                      NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

                                                    BENTON OIL AND GAS COMPANY

                                                            FORM 10-K/A
                                                          AMENDMENT NO. 2

                                                         TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Part III
- --------

         Item 11.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

         Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                                    PART III

ITEM 11.         EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table sets forth as to the Chief Executive Officer and the two other executive officers whose annual salary and bonus exceeded $100,000, information regarding all forms of compensation paid or payable by the Company for services in all capacities for the years indicated.

                                               SUMMARY COMPENSATION TABLE
                                               --------------------------
                                                                                         LONG TERM
                                                                                        COMPENSATION
                                                  ANNUAL COMPENSATION                      AWARDS
                                ---------------------------------------------------   ---------------
                                                                         OTHER                              ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR      SALARY       BONUS        COMPENSATION      OPTIONS/SARS      COMPENSATION
- ---------------------------       ----      ------       -----        ------------      ------------      ------------
A. E. Benton,                     1994      $250,000   $       0          (1)               250,000            473    (2)
  Chief Executive Officer,        1993       165,000      50,000                            125,000            448
  President                       1992       165,000      35,000                            150,000            442
William H. Gumma,                 1994       175,000      20,000          (1)               100,000            273    (2)
  Senior Vice President -         1993       125,000      30,000                             50,000            195
  Operations                      1992       105,000      20,000                             75,000            208
David H. Pratt,                   1994       110,000           0          (1)                20,000            181    (2)
  Vice President - Finance        1993        90,000      20,000                             15,000            183
                                  1992        90,000           0                             20,000            170

______________________________

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
                                                         % OF TOTAL
                                                        OPTIONS/SARS                                 GRANT DATE
                                                         GRANTED TO      EXERCISE OR                   PRESENT
                                      OPTIONS/SARS      EMPLOYEES IN      BASE PRICE     EXPIRATION     VALUE
              NAME                     GRANTED (#)       FISCAL YEAR        ($/SH)          DATE       ($) (1)
             -----------------------------------------------------------------------------------------------------
              A.E. Benton                125,000              15.2%          $5.625        4/21/04   $  390,238
              A.E. Benton                125,000              15.2%           9.125       12/30/04      633,263
              William H. Gumma            50,000               6.1%           5.625        4/21/04      156,095
              William H. Gumma            50,000               6.1%           9.125       12/30/04      253,305
              David H. Pratt              20,000               2.4%           5.625        4/21/04       62,438

    _________________________
(1) To calculate the present value of option/SAR grants, the Company has used the Black-Scholes option pricing model. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model for the stock options granted on April 21, 1994 are based on the assumptions that include (i) a stock price volatility of 48.14%, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 6.99% and (iii) an option exercise term of ten years. The estimated values under that model for the stock options granted on December 30, 1994 are based on the assumptions that include (i) a stock price volatility of 48.14%, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 7.82% and (iii) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission requires disclosure of the potential realizable value or present value of each grant. The Company's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise.

         The following table provides information regarding the exercise of stock options during 1994 by certain individuals and the year-end value of unexercised options for certain individuals.

         AGGREGATED OPTIONS/SAR EXERCISES IN 1994 AND YEAR-END OPTION/SAR VALUES

                                                                         NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                                                     OPTIONS/SARS AT YEAR-END (#)     IN-THE-MONEY OPTIONS/SARS ($)
                                                                     ----------------------------     -----------------------------

                                   SHARES ACQUIRED       VALUE
             NAME                 ON EXERCISE (#)       REALIZED     EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
             -----------------------------------------------------------------------------------------------------------------------
             A.E. Benton                  0                $0           551,667         383,333      $1,428,834          $547,917

             William H. Gumma             0                $0           217,367         158,333         506,002           226,042

             David H. Pratt               0                $0           113,333          36,667         359,633            84,167


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

Messrs. Benton, Gumma and Pratt each entered into Employment Agreements for terms of three years on June 26, 1992. Pursuant to the terms of the agreements, Mr. Benton's initial base salary was $165,000, Mr. Gumma's initial base salary was $105,000 and Mr. Pratt's initial base salary was $90,000. For 1994, Mr. Benton's annual base salary was $250,000, Mr. Gumma's annual base salary was $175,000 and Mr. Pratt's annual base salary was $110,000. Salaries are reviewed annually and bonuses are within the discretion of the Board of Directors.

REMUNERATION OF DIRECTORS

Directors are elected at the annual stockholders' meeting and hold office until the next annual stockholders' meeting and until their successors are elected and qualified. Directors who are not Company officers are paid a fee of $2,000 for each Board meeting attended, $500 for each committee meeting attended and $250 for participation in telephonic meetings. Directors are reimbursed for all travel and related expenses. Beginning July 1995, in addition to the fees paid per meeting, each director who is not a Company officer will be paid an annual retainer of $20,000.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 11th day of July, 1995.

                                        BENTON OIL AND GAS COMPANY
                                        --------------------------
                                        (Registrant)


                                        By /s/David H. Pratt
                                           -----------------------
                                           David H. Pratt,
                                           Vice President - Finance,
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 11th day of July, 1995, on behalf of the Registrant in the capacities indicated:

     Signature                                                               Title
     ---------                                                               -----
     /s/A. E. Benton                                                         President, Chairman and
     -----------------------------------------------                         Director
     A. E. Benton
     (Principal Executive Officer)


     /s/David H. Pratt                                                       Vice President - Finance
     -----------------------------------------------
     David H. Pratt
     (Principal Financial Officer)


     /s/Chris C. Hickok                                                      Vice President - Controller
     ----------------------------------------------
     Chris C. Hickok
     (Principal Accounting Officer)


     /s/Bruce M. McIntyre                                                    Director
     --------------------------------------------
     Bruce M. McIntyre


     /s/Michael B. Wray                                                      Director
     ---------------------------------------------
     Michael B. Wray


     /s/Richard W. Fetzner                                                   Director
     --------------------------------------------
     Richard W. Fetzner