Form 10-Q
period 1995-06-30
BENTON OIL & GAS CO
filed 1995-08-14
CIK 845289

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
                  Quarterly Report Under Section 13 or 15(d)
   [X]              of the Securities Exchange Act of 1934
                For the Quarterly Period Ended June 30, 1995 or

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


             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  _X_    No ___

                  ___________________________________________


                  At August 11, 1995, 25,116,739 shares of the
                  Registrant's Common Stock were outstanding.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES

                                                                                                                      Page
                                                                                                                      ----
PART I.    FINANCIAL INFORMATION

           Item 1.      FINANCIAL STATEMENTS
                              Consolidated Balance Sheets at June 30, 1995
                                   (Unaudited) and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . .  3
                              Consolidated Statements of Operations for the Six
                                   Months Ended June 30, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . .  4
                              Consolidated Statements of Operations for the Three
                                   Months Ended June 30, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . .  5
                              Consolidated Statements of Cash Flows for the Six
                                   Months Ended June 30, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . .  6
                              Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . . . .  8

           Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . .   13


PART II.   OTHER INFORMATION

           Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,                 December 31,
                                                                                    1995                      1994
                                                                                ------------              ------------
                                                                                (UNAUDITED)
 ASSETS
 ------
     CURRENT ASSETS:
         Cash and cash equivalents                                              $ 25,416,122              $ 14,192,568
         Restricted cash (Note 4)                                                 19,550,000                19,550,000
         Accounts receivable:
             Accrued oil and gas revenue                                          11,412,303                 9,357,782
             Joint interest and other                                              3,745,439                 3,880,808
         Property held for sale (Note 2)                                             756,872                14,887,700
         Prepaid expenses and other                                                1,903,825                   563,839
                                                                                ------------              ------------
                  TOTAL CURRENT ASSETS                                            62,784,561                62,432,697

     OTHER ASSETS                                                                  1,438,315                 2,550,607

     PROPERTY AND EQUIPMENT (Notes 1, 4, 7 and 8):
         Oil and gas properties (full cost method - costs of
             $13,383,439 and $16,695,284 excluded
             from amortization in 1995 and 1994, respectively)                   150,552,235               116,209,554
         Furniture and fixtures                                                    1,948,965                 1,439,484
                                                                                ------------              ------------
                                                                                 152,501,200               117,649,038
         Accumulated depletion and depreciation                                  (26,514,848)              (20,071,223)
                                                                                ------------              ------------
                                                                                 125,986,352                97,577,815
                                                                                ------------              ------------
                                                                                $190,209,228              $162,561,119
                                                                                ============              ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
     CURRENT LIABILITIES:
         Accounts payable:
             Revenue distribution                                               $    866,461              $    594,782
             Trade and other                                                       9,591,452                11,426,105
         Accrued interest payable, payroll and related taxes                       1,173,599                 1,199,096
         Income taxes payable                                                      1,586,616
         Short term borrowings (Note 4)                                           21,534,318                21,035,401
         Current portion of long term debt (Note 3)                                5,893,160                 6,392,114
                                                                                ------------              ------------
                  TOTAL CURRENT LIABILITIES                                       40,645,606                40,647,498

     LONG TERM DEBT (Note 3)                                                      53,268,253                31,911,164

     MINORITY INTEREST (Note 8)                                                    3,486,233                 1,743,660

     COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

     STOCKHOLDERS' EQUITY (Notes 3 and 8):
         Preferred stock, par value $0.01 a share;
                  authorized 5,000,000 shares; outstanding, none
         Common stock, par value $0.01 a share;
                  authorized 40,000,000 shares; issued and
                  outstanding 25,105,493 and 24,899,848  at
                  June 30, 1995 and December 31, 1994, respectively                  251,054                   248,998
         Additional paid-in capital                                               94,317,797                92,921,115
         Accumulated deficit                                                      (1,759,715)               (4,911,316)
                                                                                ------------              ------------
                  TOTAL STOCKHOLDERS' EQUITY                                      92,809,136                88,258,797
                                                                                ------------              ------------
                                                                                $190,209,228              $162,561,119
                                                                                ============              ============



                See notes to consolidated financial statements.

                                                                             4
                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------------------
                                                                                    1995                       1994
                                                                                ------------              ------------
REVENUES
     Oil and gas sales                                                          $ 24,829,260             $ 11,168,872
     Gain on exchange rates                                                          118,786                  449,487
     Investment earnings                                                             873,521                  513,579
     Partnership reimbursements and other                                             48,829                   28,087
                                                                                ------------              -----------
                                                                                  25,870,396               12,160,025
                                                                                ------------              -----------
EXPENSES
     Lease operating costs and production taxes                                    5,287,071                3,948,268
     Depletion, depreciation and amortization                                      6,473,402                3,421,035
     General and administrative                                                    3,883,606                2,444,769
     Interest                                                                      3,361,041                1,596,693
                                                                                ------------              -----------
                                                                                  19,005,120               11,410,765
                                                                                ------------              -----------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                                                         6,865,276                  749,260
INCOME TAX EXPENSE                                                                 1,971,102
                                                                                ------------              -----------
INCOME BEFORE MINORITY INTEREST                                                    4,894,174                  749,260
MINORITY INTEREST (Note 8)                                                         1,742,573                  747,597
                                                                                ------------              -----------

NET INCOME                                                                      $  3,151,601              $     1,663
                                                                                ============              ===========

NET INCOME PER COMMON SHARE                                                     $       0.12              $      0.00
                                                                                ============              ===========


See notes to consolidated financial statements.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                -------------------------------------
                                                                                    1995                     1994
                                                                                ------------              -----------
REVENUES
     Oil and gas sales                                                          $ 12,748,781              $ 7,670,211
     Gain (loss) on exchange rates                                                   (12,931)                 519,020
     Investment earnings                                                             449,287                  261,034
     Partnership reimbursements and other                                             24,093                   27,587
                                                                                ------------              -----------
                                                                                  13,209,230                8,477,852
                                                                                -------------             -----------
EXPENSES
     Lease operating costs and production taxes                                    3,041,069                2,182,246
     Depletion, depreciation and amortization                                      3,328,335                2,248,291
     General and administrative                                                    2,214,834                1,302,727
     Interest                                                                      1,742,915                  915,956
                                                                                ------------              -----------
                                                                                  10,327,153                6,649,220
                                                                                ------------              -----------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                                                         2,882,077                1,828,632
INCOME TAX EXPENSE                                                                   891,686
                                                                                ------------              -----------
INCOME BEFORE MINORITY INTEREST                                                    1,990,391                1,828,632
MINORITY INTEREST (Note 8)                                                           879,898                  684,843
                                                                                ------------              -----------

NET INCOME                                                                      $  1,110,493              $ 1,143,789
                                                                                ============              ===========

NET INCOME PER COMMON SHARE                                                     $       0.04              $      0.05
                                                                                ============              ===========


See notes to consolidated financial statements.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------------------
                                                                                   1995                     1994
                                                                                -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $ 3,151,601               $     1,663
Adjustments to reconcile net income to net cash
     provided by operating activities:

     Depletion, depreciation and amortization                                     6,473,402                 3,421,035
     Net earnings from limited partnerships                                         (20,435)                  (38,488)
     Amortization of financing costs                                                 90,640                    57,156
     Loss on disposition of assets                                                   10,632
     Amortization of note discount                                                                            265,232
     Minority interest in undistributed earnings of subsidiary                    1,742,573                   747,597
     Increase in accounts receivable                                             (1,919,152)               (6,627,742)
     Increase in prepaid expense and other                                       (1,339,986)                   (4,937)
     Increase (decrease) in accounts payable                                     (1,562,974)                5,324,484
     Increase (decrease) in deferred revenue, accrued interest payable,
          payroll and related taxes                                                 (25,497)                  153,032
     Increase in income taxes payable                                             1,586,616
                                                                                -----------               -----------
          TOTAL ADJUSTMENTS                                                       5,035,819                 3,297,369
                                                                                -----------               -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                               8,187,420                 3,299,032
                                                                                -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                14,708,863                   128,113
     Additions of property and equipment                                        (27,130,397)              (17,896,570)
     Increase in restricted cash                                                                          (22,000,000)
     Distributions from limited partnerships                                                                    1,492
     Payment for purchase of Benton-Vinccler interest, net of cash acquired                                (2,501,973)
                                                                                -----------               -----------
          NET CASH USED IN INVESTING ACTIVITIES                                 (12,421,534)              (42,268,938)
                                                                                -------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                           611,738                    22,727
     Proceeds from commercial paper and other short term borrowings                                        23,060,188
     Proceeds from issuance of notes payable                                     22,040,000
     Payments on commercial paper, other short term borrowings
          and notes payable                                                      (6,980,406)              (18,114,953)
     Increase in other assets                                                      (213,664)                  (19,623)
                                                                                -----------               -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                              15,457,668                 4,948,339
                                                                                -----------               -----------

          NET INCREASE (DECREASE) IN CASH                                        11,223,554               (34,021,567)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 14,192,568                36,308,118
                                                                                -----------               -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $25,416,122               $ 2,286,551
                                                                                ===========               ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest expense                           $ 3,215,165               $ 1,136,493
                                                                                ===========               ===========
     Cash paid during the period for income taxes                               $   368,427               $   160,594
                                                                                ===========               ===========


                                  (continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 1995, $117,000 of the Company's 8% convertible notes and $670,000 of the Company's 8% convertible debentures were retired in exchange for 9,975 and 67,768 shares of the Company's common stock, respectively.

During the six months ended June 30, 1995, the Company financed the purchase of oil and gas equipment and services in the amount of $7,029,985 and leased office equipment in the amount of $54,473.

During the six months ended June 30, 1994, the Company converted $143,658 of accounts payable into a note payable.

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

                   SIX MONTHS ENDED JUNE 30, 1995 (UNAUDITED)

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

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations for the three and six month periods ended June 30, 1995 and 1994. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. References should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

EARNINGS PER SHARE

Primary earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issued upon exercise of outstanding stock options and warrants. Total weighted average common stock equivalent shares outstanding during the three and six month periods ended June
30, 1995  were 26,880,445 and 26,459,123, respectively.   Total weighted
average common shares outstanding during the three and six month periods ended June 30, 1994 were 25,348,330 and 25,153,248 respectively.

Fully diluted earnings per common share are not presented since the conversion of the Company's 8% Convertible Subordinated Notes and 8% Convertible Subordinated Debentures would have an antidilutive effect.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $1,090,375 and $784,268 for the six months ended June 30, 1995 and 1994, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead or similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties, excluding unevaluated property acquisition and exploration costs and including the estimated future costs to develop proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of- production method using only proved oil and gas reserves. Excluded costs attributable to the Venezuela, United States and Russia cost centers at June 30, 1995 were $6,576,655, $4,377,966 and $2,428,818, respectively. Excluded costs attributable to the Venezuela, United States and Russia cost centers at December 31, 1994 were $6,743,012, $7,523,454 and $2,428,818, respectively. Depletion expense attributable to the Venezuela cost center for the six months ended June 30, 1995 and 1994 was $4,147,913 and $1,627,301 ($1.99 and $1.77 per equivalent barrel), respectively. Depletion expense attributable to the United States cost center for the six months ended June 30, 1995 and 1994 was $1,389,665 and $1,364,783 ($7.13 and $6.51 per
equivalent barrel), respectively. Depletion expense attributable to the Russia cost center for the six months ended June 30, 1995 and 1994 were $785,008 and $322,175 ($2.87 and $3.42 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $143,724 and $72,904 for the six months ended June 30, 1995 and 1994, respectively.

RECLASSIFICATIONS

Certain items in 1994 have been reclassified to conform to the 1995 financial statement presentation.


NOTE 2 - PROPERTY SALES

In July 1995, the Company sold its interest in the Umbrella Point Field for net proceeds of approximately $0.8 million. The proceeds from the sale will be used for working capital purposes and have been reflected as property held for sale at June 30, 1995.


NOTE 3 - LONG TERM DEBT

Long-term debt consists of the following:

                                                                       JUNE 30, 1995         DECEMBER 31, 1994
                                                                       -------------         -----------------
Senior unsecured notes with interest at 13% due on
    June 30, 2007.  Interest payments are due on
    June 30 and December 31.  Principal payments of
    $4 million are due on each June 30 beginning in 2003.                $20,000,000
Senior unsecured notes with interest at 13% due on
   September 30, 2002. Interest payments are due on
   March 31 and September 30.  Principal
   payments of $3 million are due on each
   September 30 beginning in 1998.                                        15,000,000             $15,000,000
Revolving secured credit facility.  Interest
   payments are due quarterly.  Principal payments are
   due quarterly beginning March 31, 1997.                                 5,000,000               5,000,000
Convertible subordinated debentures with
   interest at 8% due on May 1, 2002.  Interest
   payments are due on May 1 and November 1.                               5,758,000               6,428,000
Convertible subordinated notes with interest
   at 8% due on October 1, 2001.  Interest payments are
   due on April 1 and October 1.                                           4,545,000               4,662,000
Non-interest bearing promissory notes
   payable with a face value of $3 million
   discounted using a 10% interest rate.
   The notes are due in various installments
   through January 1996.  See Note 8.                                      1,926,933               5,747,878
Bank financing with interest at LIBOR plus
   7.5% due on January 16, 1996.
   Secured by certain GEOILBENT oil export proceeds.
   Principal and interest payments due monthly in
   varying installments.                                                   1,564,000               1,292,000

Vendor financing with interest ranging from 10.5 to 13.5%.
   Principal and interest payments are due in varying
   installments through June 1997.  Unsecured.                             5,200,106
Other                                                                        167,374                 173,400
                                                                         -----------             -----------
                                                                          59,161,413              38,303,278
Less current portion                                                       5,893,160               6,392,114
                                                                         -----------             -----------
                                                                         $53,268,253             $31,911,164
                                                                         ===========             ===========


On June 30, 1995, the Company issued $20 million in senior unsecured notes due June 30, 2007, with interest at 13% per annum, payable semi- annually on June 30 and December 31. Annual principal payments of $4 million are due on June 30 of each year beginning on June 30, 2003. Early payment of the notes could result in a substantial prepayment penalty. The note agreement contains financial covenants including a minimum ratio of current assets to current liabilities and a maximum ratio of funded liabilities to net worth and to domestic and certain Venezuelan oil and gas reserves. The note agreement also provides for limitations on liens, additional indebtedness, certain capital expenditures, dividends, sales of assets and mergers. Additionally, in connection with the issuance of the notes, the Company issued warrants entitling the holder to purchase 125,000 shares of common stock at $17.09 per share, subject to adjustment in certain circumstances, that are exercisable on or before June 30, 2007.

In August 1994, GEOILBENT entered into an agreement with International Moscow Bank for a $4 million loan with the following terms: 14 monthly payments, interest at LIBOR plus 7.5%, with interest only payments for the first four months and monthly principal and interest payments thereafter. In connection with this agreement, the Company provided to International Moscow Bank a guarantee of payment under which the Company has agreed to pay such loan in full if GEOILBENT fails to make the scheduled payments. In March 1995, GEOILBENT's credit facility with International Moscow Bank was expanded to $6 million, with interest only payments for 3 months and monthly principal and interest payments thereafter. The Company has similarly guaranteed this indebtedness, through which the Company intends to fulfill substantially all of its remaining charter fund contribution requirements. At June 30, 1995, the Company's share of the outstanding balance was $1.6 million.


NOTE 4 - SHORT TERM BORROWINGS

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

During the fourth quarter of 1994 and the first six months of 1995, Benton-Vinccler acquired approximately $3.4 million of drilling and production equipment from trading companies and suppliers under terms which include payment within a 12-month period in monthly and quarterly installments at interest rates from 6.7% to 10.75%. The outstanding balances related to these transactions at both June 30, 1995 and December 31, 1994 were approximately $1.5 million.

In June 1994, GEOILBENT entered into a payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The payment advance of $2.5 million against 2future oil shipments, which bore an effective discount rate of 12%, was repaid through withholdings from oil sales on a monthly basis through December 1994. During the quarter ended March 31, 1995, GEOILBENT received $3.0 million in production payment advances pursuant to a similar agreement with NAFTA Moscow containing similar terms. At June 30, 1995, the Company's share of the outstanding liability was approximately $0.5 million.


NOTE 5- COMMITMENTS AND CONTINGENCIES

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

In the normal course of its business, the Company may periodically become subject to actions threatened or brought by its investors or partners in connection with the operation or development of its properties or the sale of securities. Prior to 1992, the Company was engaged in the formation and operation of oil and gas limited partnership interests. In 1992, the Company ceased raising funds through such sales. In connection with its role as managing general partner of certain limited partnerships, the Company may become subject to actions brought by limited partners of these partnerships. Certain of such limited partners have brought an action against the Company in connection with the Company's operation of several of the limited partnerships in which it acted as managing general partner. The plaintiffs seek actual and punitive damages for alleged actions and omissions by the Company in operating the partnerships and alleged misrepresentations made by the Company in selling the limited partnership interests. The plaintiff's representative and the Company have entered into an arbitration agreement to resolve these issues. The Company is also a defendant in an action brought by investors in a series of unaffiliated limited partnerships for whose general partner the Company provided all or a substantial portion of the drilling prospects and drilled and operated a number of wells. The plaintiffs allege that the Company aided the general partner in misrepresentations, fraud and breaches of fiduciary duties, and seek an unspecified amount of compensatory and punitive damages. The Company intends to vigorously defend these actions and does not believe the claims raised are meritorious. However, new developments could alter this conclusion at any time. The Company will be forced to expend time and financial resources to defend or resolve all such matters. The Company is also subject to ordinary litigation that is incidental to its business. None of the above matters are expected to have a material adverse effect on the Company.


NOTE 6 - TAXES ON INCOME

As of December 31, 1994, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $34.3 million, expiring in the years 2003 through 2009. If the carryforwards are ultimately realized, approximately $3.0 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. The Company has available approximately $12.4 million and approximately $1.5 million of net operating loss carryforwards for state and foreign income tax purposes, respectively.


NOTE 7 - RUSSIA JOINT VENTURE

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

The Company is obligated under the terms of the GEOILBENT charter agreement with its partners to make contributions of approximately $25.8 million by December 31, 1995. At June 30, 1995, GEOILBENT had recognized Company contributions of approximately $22.2 million. During 1994, a combination of volatile crude oil prices and a relatively high export tariff (30 ECUs or approximately $4.75 per Bbl), among other factors, constrained the pace of development of the field by GEOILBENT. In September 1994, GEOILBENT received a recommendation from the Inter-departmental Commission of the Ministry of Fuel and Energy for a waiver for one-year from the export tariff. Such waiver was received in March 1995, effective retroactively to January 1, 1995. GEOILBENT expects to apply for renewal of the waiver for 1996 and 1997. The export tariff was reduced from 30 ECUs per ton to 20 ECUs per ton for 1995, and there have been certain discussions regarding further reductions in the future. However, the Russian regulatory environment continues to be volatile and the Company is unable to predict the availability of the waiver during the remainder of 1995 or for the future. The Company continues to evaluate the economic and political environment in Russia to assess the potential effect on the Company and its Russian operations.


NOTE 8 - VENEZUELA JOINT VENTURE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

VENEZUELA

In July 1992, the Company and Vinccler, a Venezuelan construction and engineering company, entered into an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, an affiliate of PDVSA. Under the agreement, Benton-Vinccler, a corporation owned 80% by the Company and 20% by Vinccler, receives an operating fee paid quarterly in U.S. dollars (deposited directly into its U.S. bank account) for each Bbl of crude oil produced (subject to periodic adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index) and will be reimbursed in U.S. dollars for its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum fee amount per Bbl set forth in the agreement (which amount will be periodically adjusted to reflect changes in the average of certain world crude oil prices). Accordingly, the per Bbl revenues and expenses are not comparable to the domestic and Russian operating data and financial results.

UNITED STATES

Substantially all of the Company's domestic activity is focused in the Gulf Coast region of Louisiana. The Company has acquired and earned significant interests in Gulf Coast fields operated by Texaco, Apache and Oryx by incurring capital expenditures to purchase working interests in the West Cote Blanche Bay Field and to complete 3-D seismic surveys and certain development activities in order to earn the right to drill future wells as a working interest partner in the Rabbit Island and Belle Isle Fields. See Note 5 of Notes to Consolidated Financial Statements.

In 1993, the Company entered into an agreement with Tenneco whereby Tenneco purchased a 50% interest in the Company's operations in the Rabbit Island and Belle Isle Fields in Louisiana and was given the right to participate as a 50% partner in all of the Company's future activities in the Gulf Coast for the next five years, excluding the West Cote Blanche Bay Field. In November 1994, the Company sold to Tenneco a 10.8% working interest (24.9% of the Company's 43.3% working interest) in the West Cote Blanche Bay Field for approximately $5.8 million and future consideration of up to $3.7 million. The Company believes that its relationship with Tenneco will provide it with the ability to accelerate the development of such fields, as well as provide an alternative outlet to market its Gulf Coast natural gas production. In March 1995, as part of an effort to focus on deeper gas and oil zones at West Cote Blanche Bay, the Company, its affiliates and Tenneco sold their working interest in certain depths (above approximately 10,575 feet) to WRT Energy Corporation for an aggregate purchase price of $20 million. Of the aggregate purchase price, the Company received approximately $14.7 million.

RUSSIA

The Company is a partner in GEOILBENT, a Russian-American joint venture which develops, produces and markets oil from the North Gubkinskoye Field in the West Siberia region of Russia. GEOILBENT's production from the field is exported and sold for currency freely convertible into U.S. dollars. In the event of any distribution by GEOILBENT, the Company has the right to receive such distribution in the form of freely convertible currency (provided that under certain circumstances distributions may be made in the form of export quality Urals grade crude). The Company will not receive distributions from GEOILBENT until it has fulfilled its financial contribution requirements under the terms of the GEOILBENT joint venture and charter fund agreements. As of June 30, 1995, GEOILBENT has recognized Company contributions of approximately $22.2 million of a total of $25.8 million the Company is required to contribute by
the end of 1995 pursuant to the GEOILBENT agreements.   The Company expects
that after it has satisfied such contribution commitments, it will not receive any significant distributions from GEOILBENT for several years because substantially all of the money received by GEOILBENT from the North Gubkinskoye Field will be reinvested to fund future development activities. The joint venture agreement grants the Company a 34% interest and each of the two Russian partners a 33% interest in GEOILBENT. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest.

During 1994, a combination of volatile crude oil prices and a relatively high export tariff (30 ECUs or approximately $4.75 per Bbl), among other factors, constrained the pace of development of the field by GEOILBENT. In September 1994, GEOILBENT received a recommendation from the Inter-departmental Commission of the Ministry of Fuel and Energy for a waiver for one-year from the export tariff. Such waiver was received in March 1995, effective retroactively to January 1, 1995. GEOILBENT expects to apply for renewal of the waiver for 1996 and 1997. The export tariff was reduced from 30 ECUs per ton to 20 ECUs per ton for 1995 and there have been certain discussions regarding further reductions in the future. However, the Russian regulatory environment continues to be volatile and the Company is unable to predict the availability of the waiver during the remainder of 1995 or for the future. The Company continues to evaluate the economic and political environment in Russia to assess the potential effect on the Company and its Russian operations.

GROWTH IN INTERNATIONAL ACTIVITIES

The Company's costs of operations in Venezuela and Russia in 1993 and 1994 included certain fixed or minimum office, administrative, legal and personnel related costs and certain start up costs, including short term facility rentals, organizational costs, contract services and consultants, etc. The operating and overhead costs are expected to grow over time as operations increase, but in the aggregate to become less significant on a unit of production basis. The start up costs are expected to decrease over time both in the aggregate and on a per unit basis. In Venezuela, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $7.26 and $2.25 per Bbl, respectively. However, for the year ended December 31, 1994 the operating costs and general and administrative expenses decreased to $1.51 and $0.66 per Bbl, respectively. For the period ended June 30, 1995, operating costs and general and administrative expenses further decreased to $1.43 and $0.57 per Bbl, respectively. In Russia, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $16.22 and $12.96 per Bbl, respectively, decreasing to $9.63 and $1.58 per Bbl, respectively, for the year ended December 31, 1994. For the period ended June 30, 1995, operating costs and general and administrative expenses further decreased to $5.24 and $1.24 per Bbl, respectively. The Company's Venezuelan operations grew considerably during 1994 and are expected to grow for some time thereafter, and its operating costs and general and administrative expenses are expected to increase in magnitude but to remain relatively low or decrease on a per unit basis. The Company's Russian operations grew less significantly during 1994. Consequently, the operating costs and general and administrative costs grew less rapidly than those in Venezuela; however, the per unit costs are expected to decrease over time. Also, capital expenditures through 1993 in both Venezuela ($8 million) and Russia ($17 million) focused more on start-up infrastructure items such as roads, pipelines, and facilities rather than drilling. Since the beginning of 1994, a higher proportion of capital expenditures has been and will continue to be spent on drilling and production activities, particularly in Venezuela. Future infrastructure costs will be related to enhancing production rather than start-up operations.

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

The following discussion of the Company's results of operations for the six months ended June 30, 1995 and 1994 and financial condition as of June 30, 1995 and December 31, 1994 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "FINANCIAL STATEMENTS."


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

The Company had revenues of $13,209,230 for the three months ended June 30, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $3,041,069, depletion, depreciation and amortization expense of $3,328,335, general and administrative expense of $2,214,834, interest expense of $1,742,915, income tax expense of $891,686 and minority interest of $879,898. The net income for the period was $1,110,493 or $0.04 per share.

By comparison, the Company had revenues of $8,477,852 for the three months ended June 30, 1994. Expenses incurred during the period consisted of lease operating costs and production taxes of $2,182,246, depletion, depreciation and amortization expense of $2,248,291, general and administrative expense of $1,302,727, interest expense of $915,956, and a minority interest of $684,843. The net income for the period was $1,143,789 or $0.05 per share.

Revenues increased $4,731,378, or 56%, during the three months ended June 30, 1995 compared to the corresponding period of 1994 primarily due to increased oil sales in Venezuela and Russia. The increase was partially offset, however, by reduced oil sales due to the sale of the Company's working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field on March 31, 1995. Sales quantities for the three months ended June 30, 1995, from Venezuela and Russia were 1,026,371 Bbl and 155,040 Bbl, respectively, compared to 614,159 Bbl and 67,278 Bbl, respectively, for the corresponding period of the preceding year. Prices per Bbl of crude oil averaged $9.63 (pursuant to terms of an operating service agreement) from Venezuela and $13.26 from Russia, for the period ended June 30, 1995 compared to $8.52 from Venezuela and $10.59 from Russia, for the corresponding period of the preceding year. Domestic sales quantities for the three months ended June 30, 1995 were 12,643 Bbl of crude oil and condensate and 553,038 Mcf of natural gas compared to 55,071 Bbl of crude oil and condensate and 478,052 Mcf of natural gas for the three months ended June 30, 1994. Domestic prices for crude oil and natural gas averaged $14.14 per Bbl and $1.65 per Mcf during the three months ended June 30, 1995 compared to $15.03 per Bbl and $1.88 per Mcf during the corresponding period of 1994. Additionally, during the three months ended June 30, 1995, the Company recorded a loss of $284,034 related to its commodity hedge agreement with Morgan Guaranty compared to $100,162 in the corresponding period of the preceding year.

Lease operating costs and production taxes increased $858,823 or 39%, during the three months ended June 30, 1995 compared to the corresponding period in 1994, primarily due to the growth of the Company's Venezuelan and Russian operations. The increase was partially offset by reduced operating costs at the West Cote Blanche Bay Field as a result of the sale of the Company's working interest in certain depths (above approximately 10,575 feet) on March 31, 1995. Depletion, depreciation and amortization increased $1,080,044, or 48%, during the three months ended June 30, 1995 compared to the corresponding period in 1994 primarily due to increased oil production in Venezuela and in Russia. Depletion expense per barrel of oil equivalent produced from Venezuela, United States and Russia during the three months ended June 30, 1995 was $1.99, $7.26 and $2.95, respectively, compared to $1.75, $6.53 and $3.54 in
Venezuela, United States and Russia, respectively, during the corresponding period of the preceding year. The increase in general and administrative expense of $912,107, or 70%, during the three months ended June 30, 1995 compared to the corresponding period in 1994 was primarily due to the Company's increased corporate activity associated with the growth of the Company's business. Interest expense increased $826,959, or 90%, during the three months ended June 30, 1995 compared to the corresponding period in 1994 primarily due to increased borrowing to fund operations in Venezuela and Russia. Income tax expense in Venezuela and Russia was $617,277 and $274,409, respectively, for the period ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

The Company had revenues of $25,870,396 for the six months ended June 30, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $5,287,071, depletion, depreciation and amortization expense of $6,473,402, general and administrative expenses of $3,883,606, interest expense of $3,361,041, income tax expense of $ 1,971,102, and minority interest of $1,742,573. The net income for the period was $3,151,601 or $0.12 per share.

By comparison, the Company had revenues of $12,160,025 for the six months ended June 30, 1994. Expenses incurred during the period consisted of lease operating costs and production taxes of $3,948,268, depletion depreciation and amortization expense of $3,421,035, general and administrative expense of $2,444,769, interest expense of $1,596,693, and minority interest of $747,597. Net income for the period was $1,663 or $0.00 per share.

Revenues increased $13,710,371 or 113%, during the six months ended June 30, 1995 compared to the corresponding period of 1994 primarily due to increased oil sales in Venezuela and Russia and increased domestic gas sales. The increase was partially offset by the sale of the Company's working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field on March 31, 1995. Sales quantities for the six months ended June 30, 1995, from Venezuela and Russia were 2,088,464 Bbl and 273,904 Bbl, respectively, compared to 921,834 Bbl and 94,202 Bbl, respectively, for the corresponding period of the preceding year. Prices per Bbl of crude oil averaged $9.32 (pursuant to the terms of an operating service agreement) from Venezuela and

$13.20 from Russia, for the six month period ended June 30, 1995 compared to $8.04 from Venezuela and $10.72 from Russia for the corresponding period of the prior fiscal year. Domestic sales quantities for the six months ended June 30, 1995 were 44,960 Bbl of crude oil and condensate and 899,586 Mcf of natural gas compared to 116,889 Bbl of crude oil and condensate and 555,895 Mcf of natural gas for the six months ended June 30, 1994. Domestic prices for crude oil and natural gas averaged $16.27 per Bbl and $1.64 per Mcf during the six months ended June 30, 1995 compared to $14.33 per Bbl and $1.93 per Mcf during the corresponding period of 1994. Additionally, during the six months ended June 30, 1995, the Company recorded a loss of $457,441 related to its commodity hedge agreement with Morgan Guaranty compared to $100,162 in the corresponding period of the preceding year.

Lease operating costs and production taxes increased $1,338,803, or 34%, during the six months ended June 30, 1995 compared to the corresponding period in 1994, primarily due to the growth of the Company's Venezuelan and Russian operations. The increase was partially offset by the sale of the Company's interest in certain depths (above 10,575 feet) in the West Cote Blanche Bay Field. Depletion, depreciation and amortization increased $3,052,367, or 89% during the six months ended June 30, 1995 compared to the corresponding period in 1994 primarily due to increased oil production in Venezuela and Russia. Depletion expense per barrel of oil equivalent produced from Venezuela, United States and Russia during the six months ended June 30, 1995 was $1.99, $7.13 and $2.87, respectively, compared to $1.77, $6.51 and $3.42, respectively, during the corresponding period of the preceding year. The increase in general and administrative expenses of $1,438,837 or 59%, during the six months ended June 30, 1995 compared to the corresponding period in 1994 was primarily due to the Company's increased corporate activity associated with the growth of the Company's business. Interest expense increased $1,764,348, or 111%, during the six months ended June 30, 1995 compared to the corresponding period in 1994 primarily due to increased borrowing to fund operations in Venezuela and Russia. Income tax expense in Venezuela and Russia was $1,696,693 and $274,409 for the period ended June 30, 1995.

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

The net funds raised and/or used in each of the operating, investing and financing activities for the six months ended June 30, 1995 and 1994 are summarized in the following table and discussed in further detail below.

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------------------------
                                                                           1995                              1994
                                                                         -------------                    ------------
 Net cash provided by operating activities                               $   8,187,420                    $  3,299,032

 Net cash used in investing activities                                     (12,421,534)                    (42,268,938)

 Net cash provided by financing activities                                  15,457,668                       4,948,339
                                                                         -------------                    ------------
 Net increase (decrease) in cash                                         $  11,223,554                    $(34,021,567)
                                                                         =============                    ============


The Company has issued senior unsecured notes totalling $35 million. The senior unsecured notes, $15 million of which mature in September 2002 and $20 million of which mature in June 2007, bear interest at 13% per annum, with annual principal payments of $3 million due on September 30, 1998 through September 30, 2002 and $4 million due on June 30, 2003 through June 30, 2007. The Company has a secured credit facility which provides for borrowings up to $15 million, with the initial available principal limited to $10 million. Borrowings under this facility, which expires in December 1999, are secured by the Company's domestic reserves. At the Company's option, borrowings bear interest at either a floating rate (higher of prime rate plus 3% or the Federal Funds Rate plus 5%) or a fixed rate (rate of interest at which deposits of dollars are available to lender in the interbank eurocurrency market plus 4.5%). At June 30, 1995, $5 million was outstanding under the credit facility agreement, with no additional borrowing capacity available.

Both the senior unsecured notes and the secured credit facility provide for certain limitations on liens, dividends, capital expenditures, sales of assets and mergers, and each contain financial covenants including a minimum ratio of current assets to current liabilities (not less than 1.1 to 1.0). The secured credit facility also includes a maximum ratio of certain liabilities to net worth (cannot exceed .60 to 1.0) and to U.S. oil and gas reserves (cannot exceed 1.0 to 1.0). The senior unsecured notes also include a maximum ratio of funded liabilities to net worth (cannot exceed .60 to 1.0) and to 100% of U.S. and 10% of Venezuelan oil and gas reserves (cannot exceed 1.0 to 1.0). At June 30, 1995, the Company was in compliance with all such covenants.

FOR THE SIX MONTHS ENDED JUNE 30, 1995

During the six months ended June 30, 1995, the Company had capital expenditures of $34.2 million, of which $25.9 million related to the development of the South Monagas Unit in Venezuela, $5.9 million related to the development of the North Gubkinskoye Field in Russia and $2.4 million was attributable to the United States and other projects.

During the six months ended June 30, 1995, the Company derived proceeds of approximately $14.7 million from the sale of certain property interests in the West Cote Blanche Bay Field, $22.0 million from additional borrowings in the United States and Russia and $0.6 million from the exercise of stock options and warrants.

The Company has borrowed $5 million under a $15 million revolving credit facility secured in part by mortgages on the Company's U.S. properties and in part by a guarantee by a financial institution. As a result of the sale of certain property interests in the West Cote Blanche Bay Field in March 1995, the Company does not expect to borrow further against this facility until it increases the security value of its U.S. properties or increases the guarantee from the financial institution.

On June 30, 1995, the Company issued $20 million in senior unsecured notes due June 30, 2007, with interest at 13% per annum. Interest is payable semi-annually on June 30 and December 31 beginning December 1995. Annual principal payments of $4 million are due on June 30 of each year beginning on June 30, 2003. Early payment of the notes could result in a substantial prepayment penalty. The note agreement contains financial covenants including a minimum ratio of current assets to current liabilities and a maximum ratio of funded liabilities to net worth and to domestic oil and gas reserves. The note agreement also provides for certain limitations on liens, additional indebtedness, certain capital expenditures, dividends, sales of assets and mergers. Additionally, in connection with the issuance of the notes, the Company issued warrants entitling the holder to purchase 125,000 shares of common stock at $17.09 per share, subject to adjustment in certain circumstances, that are exercisable on or before June 30, 2007.

The Company is currently in discussions with several financial institutions in Venezuela and the United States to restructure or refinance a portion or all of Benton-Vinccler's existing indebtedness and to provide further financing for a portion of Benton-Vinccler's capital expenditures and working capital requirements. Such financing may have no or limited recourse to the Company, in which case restricted cash securing Benton-Vinccler's existing indebtedness in amounts equal to any such refinanced amounts would become unrestricted. There is no assurance that such financing will become available on terms acceptable to Benton-Vinccler or that such financing will result in the reclassification of any of the Company's restricted cash.

FOR THE SIX MONTHS ENDED JUNE 30, 1994

During the six months ended June 30, 1994, the Company had capital expenditures of $17.9 million, of which $4.3 million related to the development of the North Gubkinskoye Field in Russia, $2.8 million related to drilling activity in the West Cote Blanche Bay Field, $9.4 million was attributable to the development of the South Monagas Unit in Venezuela and $1.4 million was attributable to other projects. In addition, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler for $3 million cash, $10 million in non-interest bearing notes payable (with a present value of $9.2 million assuming a 10% interest rate) and 200,000 shares of the Company's common stock.

During the first six months of 1994, the Company derived net proceeds of approximately $23.1 million from short term borrowings used to fund operations in Venezuela and repay $18 million of commercial paper, short-term borrowings and notes payable.

VENEZUELAN OPERATIONS

In February 1994, the Company and Benton-Vinccler entered into a loan arrangement with Morgan Guaranty. Borrowings under this loan arrangement are secured by cash collateral in the form of a time deposit from the Company. The loan arrangement contains no restrictive covenants and no financial ratio requirements. The principal amount of such loan outstanding at June 30, 1995 was $19.3 million.

In March 1994, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler and thus increased its ownership from 50% to 80%. The purchase price was $3.0 million in cash, the issuance of non-interest bearing promissory notes with a face value of $10.0 million (present value of $9.2 million) payable in various installments through January 1996 and the issuance of 200,000 shares of the Company's common stock. At June 30, 1995, the present value of the notes outstanding was approximately $1.9 million. In addition, the Company has agreed to arrange for all of Benton-Vinccler's future financing and to provide any further collateral or guarantees if required for such financing.

During the fourth quarter of 1994 and the first six months of 1995, Benton-Vinccler acquired approximately $7.0 million of drilling and production equipment from trading companies and suppliers under terms which include 12 month financing. The Company expects that other such trade financing may be available to Benton-Vinccler.

The Company has budgeted approximately $25-30 million for capital expenditures in Venezuela during the second half of 1995, which will be financed from Benton-Vinccler's cash flow from operations and certain portions of the Company's recent long-term borrowings. The Company is presently pursuing several options for working capital financing for Benton-Vinccler. There can be no assurance that such financing will be available on terms acceptable to Benton-Vinccler. To the extent such working capital financing cannot be secured, Benton-Vinccler will fund its operations from the Company's long-term facilities and cash flow from operations, which may result in rescheduled or reduced capital expenditures.

In June 1994, the Venezuelan government, amid economic uncertainties and bank crises, implemented certain exchange and price controls. Currently, many of these controls remain in place, with no indication of when or how much such controls will be lifted or relaxed. To date, neither the current economic uncertainties nor the currency exchange and price controls have had an adverse effect on the Company's operations in Venezuela, although the controls have limited the potential sources of credit financing for Benton-Vinccler's growth. However, as described below, continuation of exchange rate controls in an inflationary environment will likely have an adverse affect on Benton-Vinccler. At June 30, 1995, $9.7 million of the Company's accounts receivable were attributable to its Venezuelan operations. The Company continues to evaluate the economic and political environment in Venezuela to assess the potential effect on the Company and its Venezuelan operations.

RUSSIAN OPERATIONS

Under the terms of GEOILBENT's joint venture agreement, the Company has committed to make cumulative equity contributions totaling approximately $25.8 million by December 31, 1995. As of June 30, 1995, GEOILBENT has recognized Company contributions since inception totalling approximately $22.2 million. The Company expects to contribute a total of $3-4 million to GEOILBENT during the remainder of 1995. The Company continues to retain Morgan Guaranty as a financial advisor to develop appropriate financial plans and to determine potential funding sources for the venture.

In June 1994, GEOILBENT entered into a payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The $2.5 million payment advance, which bore an effective discount rate of 12%, was repaid through withholdings from oil sales on a monthly basis through December 1994. During the six months ended June 30, 1995, GEOILBENT received $3 million in production payment advances pursuant to a similar agreement with NAFTA Moscow containing similar terms. At June 30, 1995, the Company's share of the outstanding liability was approximately $0.5 million.

In August 1994, GEOILBENT entered into an agreement with International Moscow Bank for a $4 million loan with the following terms: 14 monthly payments, interest at LIBOR plus 7.5%, with interest only payments for the first four months and monthly principal and interest payments thereafter. In connection with this agreement, the Company provided to International Moscow Bank a guarantee of payment under which the Company has agreed to pay such loan in full if GEOILBENT fails to make the scheduled payments. In March 1995, GEOILBENT's credit facility with International Moscow Bank was expanded to $6 million, with interest only payments for 3 months and monthly principal and interest payments thereafter. The Company has similarly guaranteed this indebtedness. At June 30, 1995, the Company's share of the outstanding balance was $1.6 million.

ANTICIPATED CAPITAL REQUIREMENTS

The Company anticipates funding its total 1995 capital expenditures, which it expects to be approximately $50-60 million, from cash flow from operations, sales of property interests, project and trade financing sources or the issuance of debt or equity securities. In the first six months of 1995, the Company received approximately $37 million from the issuance of debt securities and from sales of property interests and generated approximately $8 million from net cash provided by operating activities. These proceeds have been or will be used to fund certain portions of the Company's 1995 drilling and development activities and for working capital and debt service purposes.
There can be no assurance that financing for the remaining portion of the Company's capital expenditure plan will become available under terms and conditions acceptable to the Company, which may result in rescheduled or reduced capital expenditures in any or all three of the Company's principal areas of operations.


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

Within the United States, inflation has had a minimal effect on the Company. Under current conditions the Company's foreign operations are to a certain extent adversely affected by inflation in Venezuela and Russia. With respect to GEOILBENT, substantially all of the sources of funds, including the Company's contributions and the proceeds from oil sales and credit financings, are denominated in U.S. dollars, which may help to limit the impact of inflation in Russia to the extent that the rate of devaluation of the ruble matches the rate of inflation. With respect to Benton-Vinccler, the Venezuelan government has imposed controls over the exchange rate of the U.S. dollar to the Venezuelan bolivar, freezing the rate at 170 bolivars per dollar. Although substantially all of Benton-Vinccler's sources of funding are denominated in U.S. dollars, if exchange rate controls continue in Venezuela, then inflation will likely have an adverse affect on Benton-Vinccler.

Effective May 1, 1994, the Company entered into a commodity hedge agreement with Morgan Guaranty designed to reduce a portion of the Company's risk from oil price movements. Pursuant to the hedge agreement, with respect to the period from May 1, 1994 through the end of 1996, the Company will receive from Morgan Guaranty $16.82 per Bbl and the Company will pay to Morgan Guaranty the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil ("WTI") (determined in the manner set forth in the hedge agreement). Such payments will be made with respect to production of 1,250 Bbl of oil per day for 1995 and 1,500 Bbl of oil per day for 1996. During the quarter ended June 30, 1995, the average price per Bbl of WTI was $19.32 and the Company's net exposure for the six months was $457,441. Total exposure for the year ended December 31, 1994 under the hedge agreement was $328,868. The Company's oil production is not materially affected by seasonality. The returns under the hedge agreement are affected by world-wide crude oil prices, which are subject to wide fluctuation in response to a variety of factors that are beyond the control of the Company.

To the extent practicable, while oil sales and financings have been in U.S. dollars, local transactions in Russia and Venezuela are conducted in local currency. Benton-Vinccler and GEOILBENT pay their employees and purchase certain equipment and services in local currency. This allows both Benton-Vinccler and GEOILBENT to maximize benefits when possible from the current favorable exchange rates. Payments to Benton-Vinccler under the Operating Service Agreement and payments to GEOILBENT for delivery and sale of oil are made in U.S. dollars or currency that is freely exchangeable for U.S. dollars. There are no restrictions in either Venezuela or Russia that affect the conversion of U.S. dollars into local currency. However, during 1994, Venezuela implemented currency exchange controls which significantly limit the ability to convert local currency into U.S. dollars. Because payments to Benton-Vinccler are made in U.S. dollars into its United States bank account, and Benton-Vinccler is not subject to regulations requiring the conversion or repatriation of those dollars back into the country, the currency exchange controls have not had a material adverse effect on Benton-Vinccler or the Company.

During the six months ended June 30, 1995, GEOILBENT had substantial net monetary liabilities denominated in Russian rubles. The ruble value declined significantly during the first quarter of 1995, but increased slightly in the second quarter. As a result of the net decline in the value of the ruble during this period, the Company realized net foreign exchange gains of $118,786. The Company cannot predict the extent of future gains or losses, but attempts to minimize its exposure to losses by managing its net monetary assets and liabilities to the extent possible.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None.


ITEM 2.  CHANGES IN SECURITIES
         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.


ITEM 5.  OTHER INFORMATION
         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             11.1    Computation of per share earnings.


                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BENTON OIL AND GAS COMPANY

Dated: August 11, 1995             By: /S/A. E. Benton
                                       ----------------------------
                                       A. E. Benton,
                                       President


Dated: August 11, 1995             By: /S/David H. Pratt
                                       -----------------------------
                                       David H. Pratt,
                                       Vice President of Finance,
                                       Chief Financial Officer