Form 10-Q
period 1995-09-30
BENTON OIL & GAS CO
filed 1995-11-14
CIK 845289

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
                   Quarterly Report Under Section 13 or 15(d)
[X]                  of the Securities Exchange Act of 1934
              For the Quarterly Period Ended September 30, 1995 or

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


             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
                                  _____     _____
                  ___________________________________________



                 At November 10, 1995, 25,118,108 shares of the
                  Registrant's Common Stock were outstanding.

                                            BENTON OIL AND GAS COMPANY AND SUBSIDIARIES

                                                                                                                      Page
                                                                                                                      -----
PART I.    FINANCIAL INFORMATION

           Item 1.      FINANCIAL STATEMENTS
                              Consolidated Balance Sheets at September 30, 1995
                                   (Unaudited) and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .    3
                              Consolidated Statements of Operations for the Nine
                                   Months Ended September 30, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . .    4
                              Consolidated Statements of Operations for the Three
                                   Months Ended September 30, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . .    5
                              Consolidated Statements of Cash Flows for the Nine
                                   Months Ended September 30, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . .    6
                              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .    8

           Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . .   13


PART II.   OTHER INFORMATION

           Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . .   21

           Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                            SEPTEMBER 30,              DECEMBER 31,
                                                                                1995                       1994
                                                                           ----------------          ----------------
                                                                             (UNAUDITED)
ASSETS
------
    CURRENT ASSETS:
        Cash and cash equivalents                                             $  14,779,849             $  14,192,568
        Restricted cash (Note 4)                                                 19,550,000                19,550,000
        Accounts receivable:
            Accrued oil and gas revenue                                          17,582,060                 9,357,782
            Joint interest and other                                              7,255,647                 3,880,808
        Property held for sale (Note 2)                                                                    14,887,700
        Prepaid expenses and other                                                2,411,301                   563,839
                                                                             --------------            --------------
                 TOTAL CURRENT ASSETS                                            61,578,857                62,432,697

    OTHER ASSETS                                                                  1,554,664                 2,550,607

    PROPERTY AND EQUIPMENT (Notes 1, 4, 7 and 8):
        Oil and gas properties (full cost method - costs of
            $13,458,382 and $16,695,284 excluded
            from amortization in 1995 and 1994, respectively)                   174,091,497               116,209,554
        Furniture and fixtures                                                    2,154,789                 1,439,484
                                                                             --------------            --------------
                                                                                176,246,286               117,649,038
        Accumulated depletion and depreciation                                  (31,235,459)              (20,071,223)
                                                                              -------------             -------------
                                                                                145,010,827                97,577,815
                                                                              -------------             -------------
                                                                               $208,144,348              $162,561,119
                                                                              =============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
    CURRENT LIABILITIES:
        Accounts payable:
            Revenue distribution                                              $   1,894,058            $      594,782
            Trade and other                                                      18,268,635                11,426,105
        Accrued interest payable, payroll and related taxes                       2,779,858                 1,199,096
        Income taxes payable                                                      2,556,634
        Short term borrowings (Note 4)                                           21,779,335                21,035,401
        Current portion of long term debt (Note 3)                                7,533,898                 6,392,114
                                                                             --------------            --------------
                 TOTAL CURRENT LIABILITIES                                       54,812,418                40,647,498

    LONG TERM DEBT (Note 3)                                                      52,606,620                31,911,164

    MINORITY INTEREST (Note 8)                                                    4,828,923                 1,743,660

    COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

    STOCKHOLDERS' EQUITY (Notes 3 and 8):
        Preferred stock, par value $0.01 a share;
                 authorized 5,000,000 shares; outstanding, none
        Common stock, par value $0.01 a share;
                 authorized 40,000,000 shares; issued and
                 outstanding 25,127,256 and 24,899,848
                 at September 30, 1995 and December 31, 1994,
                 respectively                                                       251,272                   248,998
        Additional paid-in capital                                               94,500,456                92,921,115
        Retained earnings (deficit)                                               1,144,659                (4,911,316)
                                                                             --------------            --------------
                 TOTAL STOCKHOLDERS' EQUITY                                      95,896,387                88,258,797
                                                                             --------------            --------------
                                                                               $208,144,348              $162,561,119
                                                                             ==============            ==============
See notes to consolidated financial statements.

                                            BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                            (unaudited)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                              ---------------------------------------
                                                                                   1995                    1994
                                                                              --------------          ---------------
REVENUES

     Oil and gas sales                                                           $41,816,499              $19,946,431
     Gain on exchange rates                                                          773,028                  943,584
     Investment earnings, partnership reimbursements
          and other                                                                1,570,740                  843,108
                                                                              --------------          ---------------

                                                                                  44,160,267               21,733,123
                                                                              --------------          ---------------
EXPENSES
     Lease operating costs and production taxes                                    8,244,738                5,981,616
     Depletion, depreciation and amortization                                     11,195,985                5,982,553
     General and administrative                                                    6,583,804                3,749,833
     Interest                                                                      5,715,208                2,423,028
                                                                              --------------          ---------------
                                                                                  31,739,735               18,137,030
                                                                              --------------          ---------------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                                                        12,420,532                3,596,093
INCOME TAX EXPENSE                                                                 3,279,294                  270,000
                                                                              --------------          ---------------
INCOME BEFORE MINORITY INTEREST                                                    9,141,238                3,326,093

MINORITY INTEREST (Note 8)                                                         3,085,263                1,498,433
                                                                              --------------          ---------------

NET INCOME                                                                    $    6,055,975          $     1,827,660
                                                                              ==============          ===============


NET INCOME PER COMMON SHARE                                                   $         0.23          $          0.07
                                                                              ==============          ===============

See notes to consolidated financial statements.

                                            BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                            (unaudited)

                                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                              --------------------------------------
                                                                                   1995                     1994
                                                                              -------------             ------------
REVENUES

     Oil and gas sales                                                          $16,987,239               $8,777,559
     Gain on exchange rates                                                         654,242                  494,097
     Investment earnings, partnership reimbursements
          and other                                                                 648,390                  301,442
                                                                              -------------             ------------

                                                                                 18,289,871                9,573,098
                                                                              -------------             ------------
EXPENSES
     Lease operating costs and production taxes                                   2,957,667                2,033,348
     Depletion, depreciation and amortization                                     4,722,583                2,561,518
     General and administrative                                                   2,700,198                1,305,064
     Interest                                                                     2,354,167                  826,335
                                                                              -------------             ------------
                                                                                 12,734,615                6,726,265
                                                                              -------------             ------------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                                                        5,555,256                2,846,833
INCOME TAX EXPENSE                                                                1,308,192                  270,000
                                                                              -------------             ------------
INCOME BEFORE MINORITY INTEREST                                                   4,247,064                2,576,833

MINORITY INTEREST (Note 8)                                                        1,342,690                  750,836
                                                                              -------------             ------------

NET INCOME                                                                    $   2,904,374             $  1,825,997
                                                                              =============             ============


NET INCOME PER COMMON SHARE                                                   $        0.11             $       0.07
                                                                              =============             ============

See notes to consolidated financial statements.

                                            BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (unaudited)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------------
                                                                                1995                1994
                                                                          ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $  6,055,975          $  1,827,660
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depletion, depreciation and amortization                                  11,195,985             5,982,553
     Net earnings from limited partnerships                                       (53,121)              (57,609)
     Amortization of financing costs                                              137,553                85,734
     Loss on disposition of assets                                                 12,482
     Minority interest in undistributed earnings of subsidiary                  3,085,263             1,498,433
     Increase in accounts receivable                                          (11,599,117)           (6,405,981)
     Increase in prepaid expense and other                                     (1,847,462)             (153,094)
     Increase in accounts payable                                               8,141,806             3,530,102
     Increase in deferred revenue, accrued interest payable,
          payroll and related taxes                                             1,580,762                68,452
     Increase (decrease) in income taxes payable                                2,556,634               (27,025)
                                                                          ---------------       ---------------
          TOTAL ADJUSTMENTS                                                    13,210,785             4,521,565
                                                                          ---------------       ---------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                            19,266,760             6,349,225
                                                                          ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                              15,420,441              162,403
     Additions of property and equipment                                      (47,934,120)         (24,414,737)
     Increase in restricted cash                                                                   (19,250,000)
     Distributions from limited partnerships                                                            502,167
     Payment for purchase of Benton-Vinccler interest, net of cash
       acquired                                                                                      (2,501,973)
                                                                          ---------------       ---------------
          NET CASH USED IN INVESTING ACTIVITIES                               (32,513,679)          (45,502,140)
                                                                          ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options and warrants                         686,615                51,460
     Proceeds from commercial paper and other short term borrowings                                  24,704,477
     Proceeds from issuance of notes payable                                   22,720,000            15,000,000
     Payments on commercial paper, other short term borrowings
          and notes payable                                                    (9,195,028)          (23,220,606)
     Increase in other assets                                                    (377,387)             (106,795)
                                                                          ---------------       ---------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                            13,834,200            16,428,536
                                                                          ---------------       ---------------

          NET INCREASE (DECREASE) IN CASH                                         587,281           (22,724,379)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               14,192,568            36,308,118
                                                                          ---------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $14,779,849           $13,583,739
                                                                          ===============       ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest expense                        $  4,094,082          $  2,337,485
                                                                          ===============       ===============
     Cash paid during the period for income taxes                            $    840,556          $    422,164
                                                                          ===============       ===============

                                  (continued)

SUPPLEMENTAL SCHEDULE OF ON CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 1995, $127,000 of the Company's 8% convertible notes and $768,000 of the Company's 8% convertible debentures were retired in exchange for 10,827 and 77,679 shares of the Company's common stock, respectively.

During the nine months ended September 30, 1995, the Company financed the purchase of oil and gas equipment and services in the amount of $9,896,729 and leased office equipment in the amount of $54,473.

During the nine months ended September 30, 1994, the Company converted $143,658 of accounts payable into a note payable.

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

                NINE MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Benton Oil and Gas Company (the "Company") engages in the exploration, development, and management of oil and gas properties in Venezuela, the United States and Russia.

The Company and its subsidiary, Benton Oil and Gas Company of Louisiana, formerly Energy Partners, participate as the managing general partner of three oil and gas limited partnerships formed during 1989 through 1991. Under the provisions of the limited partnership agreements, the Company receives compensation as stipulated therein, and functions as an agent for the partnerships to arrange for the management, drilling, and operation of properties, and assumes customary contingent liabilities for partnership obligations. In November 1995, the Company made an offer to holders of the limited partnership interests to exchange their interests for 171,880 shares of common stock and warrants to purchase 592,373 shares of common stock at $11 per share. The exchange offer expires in January 1996.

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investments in limited partnerships and the Russia joint venture ("GEOILBENT") are proportionately consolidated based on the Company's ownership interest. All material intercompany profits, transactions and balances have been eliminated.

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three and nine month periods ended September 30, 1995 and 1994. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. References should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

EARNINGS PER SHARE

Primary earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issued upon exercise of outstanding stock options and warrants. Total weighted average common stock equivalent shares outstanding during the three and nine month periods ended
September 30, 1995  were 26,706,084 and 26,541,919, respectively.   Total
weighted average common shares outstanding during the three and nine month periods ended September 30, 1994 were 25,420,716 and 25,242,809 respectively.

Fully diluted earnings per common share are not presented since the conversion of the Company's 8% Convertible Subordinated Notes and 8% Convertible Subordinated Debentures would have an antidilutive effect.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $1,653,677 and $1,168,363 for the nine months ended September 30, 1995 and 1994, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead or similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties, excluding unevaluated property acquisition and exploration costs and including the estimated future costs to develop proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Venezuela, United States and Russia cost centers at September 30, 1995 were $6,619,686, $4,409,049 and $2,429,647, respectively. Excluded costs attributable to the Venezuela, United States and Russia cost centers at December 31, 1994 were $6,743,012, $7,523,454 and $2,428,818, respectively. Depletion expense attributable to the Venezuela cost center for the nine months ended September 30, 1995 and 1994 was $7,055,634 and $2,791,981 ($1.99 and $1.77 per equivalent barrel), respectively. Depletion expense attributable to the United States cost center for the nine months ended September 30, 1995 and 1994 was $2,499,313 and $2,469,244 ($6.12 and $6.47 per equivalent barrel), respectively. Depletion expense attributable to the Russia cost center for the nine months ended September 30, 1995 and 1994 was $1,397,363 and $566,757 ($2.85 and $3.61 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $243,675 and $154,571 for the nine months ended September 30, 1995 and 1994, respectively.

RECLASSIFICATIONS

Certain items in 1994 have been reclassified to conform to the 1995 financial statement presentation.


NOTE 2 - PROPERTY SALES

In July 1995, the Company sold its interest in the Umbrella Point Field for net proceeds of approximately $0.8 million with proceeds from the sale being used for working capital purposes.


NOTE 3 - LONG TERM DEBT

Long term debt consists of the following:
                                                              SEPTEMBER 30, 1995       DECEMBER 31, 1994
                                                              ------------------       -----------------
Senior unsecured notes with interest at 13% due on
    June 30, 2007.  Interest payments are due on
    June 30 and December 31.  Principal payments of
    $4 million are due on each June 30 beginning in 2003.         $20,000,000
Senior unsecured notes with interest at 13% due on
   September 30, 2002. Interest payments are due on
   March 31 and September 30.  Principal
   payments of $3 million are due on each
   September 30 beginning in 1998.                                 15,000,000             $15,000,000
Revolving secured credit facility.  Interest
   payments are due quarterly.  Principal payments are
   due quarterly beginning March 31, 1997.                          5,000,000               5,000,000
Convertible subordinated debentures with
   interest at 8% due on May 1, 2002.  Interest
   payments are due on May 1 and November 1.                        5,660,000               6,428,000
Convertible subordinated notes with interest
   at 8% due on October 1, 2001.  Interest payments are
   due on April 1 and October 1.                                    4,535,000               4,662,000
Non-interest bearing promissory notes
   payable with a face value of $2 million
   discounted using a 10% interest rate.
   The notes are due in various installments
   through January 1996.  See Note 8.                               1,975,509               5,747,878

Bank financing with interest at LIBOR plus
   7.5% due on January 16, 1996.
   Secured by certain GEOILBENT oil export proceeds.
   Principal and interest payments due monthly in
   varying installments.                                              850,000               1,292,000
Vendor financing with interest ranging from 10 to 13.5%.
   Principal and interest payments are due in varying
   installments through May 1997.  Unsecured.                       6,980,966
Other                                                                 139,043                 173,400
                                                                 ------------           -------------
                                                                   60,140,518              38,303,278
Less current portion                                                7,533,898               6,392,114
                                                                 ------------            ------------
                                                                  $52,606,620             $31,911,164
                                                                 ============             ===========


On June 30, 1995, the Company issued $20 million in senior unsecured notes due June 30, 2007, with interest at 13% per annum, payable semi-annually on June
30 and December 31. Annual principal payments of $4 million are due on June 30 of each year beginning on June 30, 2003. Early payment of the notes could result in a substantial prepayment penalty. The note agreement contains financial covenants including a minimum ratio of current assets to current liabilities and a maximum ratio of funded liabilities to net worth and to domestic oil and gas reserves. The note agreement also provides for limitations on liens, additional indebtedness, certain capital expenditures, dividends, sales of assets and mergers. Additionally, in connection with the issuance of the notes, the Company issued warrants entitling the holder to purchase 125,000 shares of common stock at $17.09 per share, subject to adjustment in certain circumstances, that are exercisable on or before June 30, 2007.

In August 1994, GEOILBENT entered into an agreement with International Moscow Bank for a $4 million loan with the following terms: 14 monthly payments, interest at LIBOR plus 7.5%, with interest only payments for the first four months and monthly principal and interest payments thereafter. In connection with this agreement, the Company provided to International Moscow Bank a guarantee of payment under which the Company has agreed to pay such loan in full if GEOILBENT fails to make the scheduled payments. In March 1995, GEOILBENT's credit facility with International Moscow Bank was expanded to $6 million, with interest only payments for 3 months and monthly principal and interest payments thereafter. The Company has similarly guaranteed this indebtedness, through which the Company fulfilled substantially all of its remaining charter fund contribution requirements. At September 30, 1995, the Company's share of the outstanding balance was $0.9 million.


NOTE 4 - SHORT TERM BORROWINGS

In February 1994, Benton-Vinccler borrowed $15 million from Morgan Guaranty Trust Company of New York ("Morgan Guaranty"). Benton-Vinccler subsequently borrowed from the same bank an additional $7 million for working capital requirements. Benton-Vinccler made a payment of $2.75 million in September 1994, leaving a balance of $19.25 million. The credit facility is collateralized in full by time deposits from the Company, bears interest at LIBOR plus 3/4%, and is renewed on a monthly basis. The loan arrangement contains no restrictive covenants and no financial ratio covenants. The Company is presently pursuing certain options to replace this loan arrangement with a long term facility.

During the fourth quarter of 1994 and the first nine months of 1995, Benton-Vinccler acquired approximately $4.0 million of drilling and production equipment from trading companies and suppliers under terms which include payment within a 12-month period in monthly and quarterly installments at interest rates from 6.7% to 10.75%. The outstanding balances related to these transactions at September 30, 1995 and December 31, 1994 were approximately $1.3 and $1.5 million, respectively.

In June 1994, GEOILBENT entered into a payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The payment advance of $2.5 million against future oil shipments, which bore an effective discount rate of 12%, was repaid through withholdings from oil sales on a monthly basis through December 1994. In March and August 1995, GEOILBENT received $3.0 million and $2.0 million, respectively, in production payment advances pursuant to similar agreements with NAFTA Moscow containing similar terms. At September 30, 1995, the Company's share of the outstanding liability was approximately $1.0 million.

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

The Company is also a defendant in an action brought by investors in a series of unaffiliated limited partnerships for whose general partner the Company provided all or a substantial portion of the drilling prospects and drilled and operated a number of wells. The plaintiffs allege that the Company aided the general partner in misrepresentations, fraud and breaches of fiduciary duties, and seek an unspecified amount of compensatory and punitive damages. The Company has to date vigorously defended these actions and does not believe the claims raised are meritorious. However, the Company believes that in this matter a prolonged defense may be less in the best interest of the Company than a mutually acceptable settlement. Therefore, the Company has entered into certain settlement discussions with the plaintiffs. The Company is hopeful of an acceptable settlement being achieved as early as practicable. However, given the number of plaintiffs involved and the substantial terms yet to be negotiated, the Company is unable to predict or estimate the outcome of such discussions, although the Company believes that a settlement could occur within the fourth quarter of 1995. If settlement discussions result in no outcome acceptable to the Company, then the Company will continue to defend the action vigorously.

The Company is also subject to ordinary litigation that is incidental to its business. The Company will be forced to expend time and financial resources to defend or resolve all such matters, whether incidental or otherwise. However, none of the above matters are expected to have a material adverse effect on the Company.


NOTE 6 - TAXES ON INCOME

As of December 31, 1994, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $33.8 million, expiring in the years 2003 through 2009. If the carryforwards are ultimately realized, approximately $3.0 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. The Company has available approximately $12.4 million and approximately $1.5 million of net operating loss carryforwards for state and foreign income tax purposes, respectively.

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

The Company is obligated under the terms of the GEOILBENT charter agreement with its partners to make contributions of approximately $25.8 million by December 31, 1995. At September 30, 1995, GEOILBENT had recognized Company contributions of approximately $24.4 million. During 1994, a combination of volatile crude oil prices and a relatively high export tariff (30 ECUs or approximately $4.75 per Bbl), among other factors, constrained the pace of development of the field by GEOILBENT. In September 1994, GEOILBENT received a recommendation from the Inter-departmental Commission of the Ministry of Fuel and Energy for a waiver for one-year from the export tariff. Such waiver was received in March 1995, effective retroactively to January 1, 1995. GEOILBENT expects to apply for renewal of the waiver for 1996 and 1997. (The export tariff was reduced from 30 ECUs per ton to 20 ECUs per ton for 1995). However, the Russian regulatory environment continues to be volatile and the Company is unable to predict the future availability of the waiver. The Company continues to evaluate the economic and political environment in Russia to assess the potential effect on the Company and its Russian operations.


NOTE 8 - VENEZUELA JOINT VENTURE

On July 31, 1992, the Company and its partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three oil fields with Lagoven, S.A., an affiliate of the national oil company, Petroleos de Venezuela, S.A. The operating service agreement covers the Uracoa, Bombal and Tucupita fields that comprise the South Monagas unit. Under the terms of the operating service agreement, Benton-Vinccler, a corporation owned 80% by the Company and 20% by Vinccler, is a contractor for Lagoven and is responsible for overall operations of the South Monagas unit, including all necessary investments to reactivate and develop the fields comprising the unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and may be reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement (which amount is periodically adjusted to reflect changes in the average of certain world crude oil prices). The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

VENEZUELA

In July 1992, the Company and Vinccler, a Venezuelan construction and engineering company, entered into an operating service agreement to reactivate and further develop three oil fields with Lagoven, an affiliate of PDVSA.
Under the agreement, Benton-Vinccler, a corporation owned 80% by the Company and 20% by Vinccler, receives an operating fee paid quarterly in U.S. dollars (deposited directly into its U.S. bank account) for each Bbl of crude oil produced (subject to periodic adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index) and may be reimbursed in U.S. dollars for its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum fee amount per Bbl set forth in the agreement (which amount will be periodically adjusted to reflect changes in the average of certain world crude oil prices). Accordingly, the per Bbl revenues and expenses are not comparable to the domestic and Russian operating data and financial results.

UNITED STATES

Substantially all of the Company's domestic activity is focused in the Gulf Coast region of Louisiana. The Company has acquired and earned significant interests in Gulf Coast fields operated by Texaco Inc., Apache Corporation and Oryx Energy Corporation by acquiring working interests in the West Cote Blanche Bay Field and by completing 3-D seismic surveys and certain development activities in order to earn the right to drill future wells as a working interest partner in the Rabbit Island and Belle Isle Fields. See Note 5 of Notes to Consolidated Financial Statements.

In 1993, the Company entered into an agreement with Tenneco Ventures Corporation whereby Tenneco purchased a 50% interest in the Company's operations in the Rabbit Island and Belle Isle Fields in Louisiana and was given the right to participate as a 50% partner in all of the Company's future activities in the Gulf Coast for five years, excluding the West Cote Blanche Bay Field. In November 1994, the Company sold to Tenneco a 10.8% working interest (24.9% of the Company's 43.3% working interest) in the West Cote Blanche Bay Field for approximately $5.8 million and future consideration of up to $3.7 million. The Company believes that its relationship with Tenneco will provide it with the ability to accelerate the development of such fields, as well as provide an alternative outlet to market its Gulf Coast natural gas production. In March 1995, as part of an effort to focus on deeper gas and oil zones at West Cote Blanche Bay, the Company, its affiliates and Tenneco sold their working interest in certain depths (above approximately 10,575 feet) to WRT Energy Corporation for an aggregate purchase price of $20 million. Of the aggregate purchase price, the Company received approximately $14.7 million.

RUSSIA

The Company is a partner in GEOILBENT, a Russian-American joint venture which develops, produces and markets oil from the North Gubkinskoye Field in the West Siberia region of Russia. GEOILBENT's production from the field is exported and sold for currency freely convertible into U.S. dollars. In the event of any distribution by GEOILBENT, the Company has the right to receive such distribution in the form of freely convertible currency (provided that under certain circumstances distributions may be made in the form of export quality Urals grade crude). The Company will not receive distributions from GEOILBENT until it has fulfilled its financial contribution requirements under the terms of the GEOILBENT joint venture and charter fund agreements. As of September 30, 1995, GEOILBENT has recognized Company contributions of approximately $24.4 million of a total of $25.8 million the Company is required to contribute by
the end of 1995 pursuant to the GEOILBENT agreements.   The Company expects
that after it has satisfied such contribution commitments, it will not receive any significant distributions from GEOILBENT for several years because substantially all of the money received by GEOILBENT from the North Gubkinskoye Field will be reinvested to fund future development activities. The joint venture agreement grants the Company a 34% interest and each of the two Russian partners a 33% interest in GEOILBENT. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest.

During 1994, a combination of volatile crude oil prices and a relatively high export tariff (30 ECUs or approximately $4.75 per Bbl), among other factors, constrained the pace of development of the field by GEOILBENT. In September 1994, GEOILBENT received a recommendation from the Inter-departmental Commission of the Ministry of Fuel and Energy for a waiver from the export tariff for one-year. Such waiver was received in March 1995, effective retroactively to January 1, 1995. GEOILBENT expects to apply for renewal of the waiver for 1996 and 1997. (The export tariff was reduced from 30 ECUs per ton to 20 ECUs per ton for 1995). However, the Russian regulatory environment continues to be volatile and the Company is unable to predict the availability of the waiver during the remainder of 1995 or for the future. The Company continues to evaluate the economic and political environment in Russia to assess the potential effect on the Company and its Russian operations.

GROWTH IN INTERNATIONAL ACTIVITIES

The Company's costs of operations in Venezuela and Russia in 1993 and 1994 included certain fixed or minimum office, administrative, legal and personnel related costs and certain start up costs, including short term facility rentals, organizational costs, contract services and consultants, etc. The operating and overhead costs are expected to grow over time as operations increase, but in the aggregate to become less significant on a unit of production basis. The start up costs are expected to decrease over time both in the aggregate and on a per unit basis. In Venezuela, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $7.26 and $2.25 per Bbl, respectively. However, for the year ended December 31, 1994 the operating costs and general and administrative expenses decreased to $1.51 and $0.66 per Bbl, respectively. For the period ended September 30, 1995, operating costs and general and administrative expenses further decreased to $1.33 and $0.60 per Bbl, respectively. In Russia, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $16.22 and $12.96 per Bbl, respectively, decreasing to $9.63 and $1.58 per Bbl, respectively, for the year ended December 31, 1994. For the period ended September 30, 1995, operating costs and general and administrative expenses further decreased to $2.70 and $1.16 per Bbl, respectively. The Company's Venezuelan operations grew considerably during 1994 and are expected to grow for some time thereafter, and its operating costs and general and administrative expenses are expected to increase in magnitude but to remain relatively low or decrease on a per unit basis. The Company's Russian operations grew less significantly during 1994. Consequently, the operating costs and general and administrative costs grew less rapidly than those in Venezuela; however, the per unit costs are expected to decrease over time. Also, capital expenditures through 1993 in both Venezuela ($8 million) and Russia ($17 million) focused more on start-up infrastructure items such as roads, pipelines, and facilities rather than drilling. Since the beginning of 1994, a higher proportion of capital expenditures ($54.3 million and $19.1 million in Venezuela and Russia, respectively) has been and will continue to be spent on drilling and production activities, particularly in Venezuela. Future infrastructure costs will be related to enhancing production rather than start-up operations.

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

The following discussion of the Company's results of operations for the nine months ended September 30, 1995 and 1994 and financial condition as of September 30, 1995 and December 31, 1994 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I, Item 1, "FINANCIAL STATEMENTS."


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

The Company had revenues of $18,289,871 for the three months ended September 30, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $2,957,667, depletion, depreciation and amortization expense of $4,722,583, general and administrative expense of $2,700,198, interest expense of $2,354,167, income tax expense of $1,308,192 and minority interest of $1,342,690. The net income for the period was $2,904,374 or $0.11 per share.

By comparison, the Company had revenues of $9,573,098 for the three months ended September 30, 1994. Expenses incurred during the period consisted of lease operating costs and production taxes of $2,033,348, depletion, depreciation and amortization expense of $2,561,518, general and administrative expense of $1,305,064, interest expense of $826,335, income tax expense of $270,000, and a minority interest of $750,836. The net income for the period was $1,825,997 or $0.07 per share.

Revenues increased $8,716,773, or 91%, during the three months ended September 30, 1995 compared to the corresponding period of 1994 primarily due to increased oil sales in Venezuela and Russia, increased domestic gas sales and gain on exchange rates. The increase was partially offset, however, by reduced oil sales due to the sale of the Company's working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field on March 31, 1995. Sales quantities for the three months ended September 30, 1995, from Venezuela and Russia were 1,453,717 Bbl and 217,056 Bbl, respectively, compared to 659,607 Bbl and 62,675 Bbl, respectively, for the corresponding period of the preceding year. Prices per Bbl of crude oil averaged $8.75 (pursuant to terms of an operating service agreement) from Venezuela and $11.06 from Russia, for the period ended September 30, 1995 compared to $8.94 from Venezuela and $12.46 from Russia, for the corresponding period of the preceding year. Domestic sales quantities for the three months ended September 30, 1995 were 10,462 Bbl of crude oil and condensate and 1,217,813 Mcf of natural gas compared to 55,763 Bbl of crude oil and condensate and 699,078 Mcf of natural gas for the three months ended September 30, 1994. Domestic prices for crude oil and natural gas averaged $13.61 per Bbl and $1.50 per Mcf during the three months ended September 30, 1995 compared to $14.41 per Bbl and $1.85 per Mcf during the corresponding period of 1994. The Company also reported $857,354 in exchange rate gains during 1995 as a result of certain Venezuelan national debt trading activities permitted by the Venezuelan government which resulted in effective rates of exchange between the U.S. dollar and the Venezuelan bolivar in excess of the officially controlled rate of exchange. (See Effects of Inflation, Changing Prices and Foreign Exchange Rates.) Additionally, during the three months ended September 30, 1995, the Company incurred a loss of $109,227 related to a commodity hedge agreement compared to $152,628 in the corresponding period of the preceding year.

Lease operating costs and production taxes increased $924,319 or 45%, during the three months ended September 30, 1995 compared to the corresponding period in 1994, primarily due to the growth of the Company's Venezuelan and Russian operations. The increase was partially offset by reduced operating costs at the West Cote Blanche Bay Field as a result of the sale of the Company's working interest in certain depths (above approximately 10,575 feet) on March 31, 1995. Depletion, depreciation and amortization increased $2,161,065, or 84%, during the three months ended September 30, 1995 compared to the corresponding period in 1994 primarily due to increased oil production in Venezuela and in Russia. Depletion expense per barrel of oil equivalent produced from Venezuela, United States and Russia during the three months ended September 30, 1995 was $2.00, $5.20 and $2.82, respectively, compared to $1.77, $6.41 and $3.90 in Venezuela, United States and Russia, respectively, during the corresponding period of the preceding year. The increase in general and administrative expense of $1,395,134, or 107%, during the three months ended September 30, 1995 compared to the corresponding period in 1994 was primarily due to the Company's increased corporate activity associated with the growth of the Company's business. Interest expense increased $1,527,832, or 185%, during the three months ended September 30, 1995 compared to the corresponding period in 1994 primarily due to increased borrowing to fund operations in Venezuela and Russia. Income tax expense in Venezuela and Russia was $1,073,901 and $234,291, respectively, for the period ended September 30, 1995 compared to $270,000 in Venezuela for the corresponding period in 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

The Company had revenues of $44,160,267 for the nine months ended September 30, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $8,244,738, depletion, depreciation and amortization expense of $11,195,985, general and administrative expenses of $6,583,804, interest expense of $5,715,208, income tax expense of $3,279,294, and minority interest of $3,085,263. The net income for the period was $6,055,975 or $0.23 per share.

By comparison, the Company had revenues of $21,733,123 for the nine months ended September 30, 1994. Expenses incurred during the period consisted of lease operating costs and production taxes of $5,981,616, depletion, depreciation and amortization expense of $5,982,553, general and administrative expense of $3,749,833, interest expense of $2,423,028, income tax expense of $270,000, and minority interest of $1,498,433. Net income for the period was $1,827,660 or $0.07 per share.

Revenues increased $22,427,144 or 103%, during the nine months ended September 30, 1995 compared to the corresponding period of 1994 primarily due to increased oil sales in Venezuela and Russia and increased domestic gas sales. The increase was partially offset by the sale of the Company's working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field on March 31, 1995. Sales quantities for the nine months ended September 30, 1995, from Venezuela and Russia were 3,542,181 Bbl and 490,960 Bbl, respectively, compared to 1,581,441 Bbl and 156,877 Bbl, respectively, for the corresponding period of the preceding year. Prices per Bbl of crude oil averaged $9.09 (pursuant to the terms of an operating service agreement) from Venezuela and $12.25 from Russia, for the nine month period ended September 30, 1995 compared to $8.42 from Venezuela and $11.42 from Russia for the corresponding period of the prior fiscal year. Domestic sales quantities for the nine months ended September 30, 1995 were 55,422 Bbl of crude oil and condensate and 2,117,399 Mcf of natural gas compared to 172,652 Bbl of crude oil and condensate and 1,254,973 Mcf of natural gas for the nine months ended September 30, 1994. Domestic prices for crude oil and natural gas averaged $15.76 per Bbl and $1.56 per Mcf during the nine months ended September 30, 1995 compared to $14.36 per Bbl and $1.89 per Mcf during the corresponding period of 1994. The Company also reported $857,354 in exchange rate gains during 1995 as a result of certain Venezuelan national debt trading activities permitted by the Venezuelan government which resulted in effective rates of exchange between the U.S. dollar and the Venezuelan bolivar in excess of the officially controlled rate of exchange. (See Effects of Inflation, Changing Prices and Foreign Exchange Rates.) Additionally, during the nine months ended September 30, 1995, the Company incurred a loss of $566,668 related to a commodity hedge agreement compared to $252,784 in the corresponding period of the preceding year.

Lease operating costs and production taxes increased $2,263,122, or 38%, during the nine months ended September 30, 1995 compared to the corresponding period in 1994, primarily due to the growth of the Company's Venezuelan and Russian operations. The increase was partially offset by the sale of the Company's interest in certain depths (above 10,575 feet) in the West Cote Blanche Bay Field. Depletion, depreciation and amortization increased $5,213,432, or 87% during the nine months ended September 30, 1995 compared to the corresponding period in 1994 primarily due to increased oil production in Venezuela and Russia. Depletion expense per barrel of oil equivalent produced from Venezuela, United States and Russia during the nine months ended September 30, 1995 was $1.99, $6.12 and $2.85, respectively, compared to $1.77, $6.47 and
$3.61, respectively, during the corresponding period of the preceding year.
The increase in general and administrative expenses of $2,833,971 or 76%, during the nine months ended September 30, 1995 compared to the corresponding period in 1994 was primarily due to the Company's increased corporate activity associated with the growth of the Company's business. Interest expense increased $3,292,180, or 136 %, during the nine months ended September 30, 1995 compared to the corresponding period in 1994 primarily due to increased borrowing to fund operations in Venezuela and Russia. Income tax expense in Venezuela and Russia was $2,770,594 and $508,700 for the period ended September 30, 1995 compared to $270,000 in Venezuela for the corresponding period in 1994.

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

The net funds raised and/or used in operating, investing and financing activities for the nine months ended September 30, 1995 and 1994 are summarized in the following table and discussed in further detail below.

                                                                             Nine Months Ended September 30,
                                                                       -----------------------------------------------
                                                                             1995                           1994
                                                                       ---------------                 ---------------
 Net cash provided by operating activities                              $   19,266,760                  $    6,349,225

 Net cash used in investing activities                                     (32,513,679)                    (45,502,140)

 Net cash provided by financing activities                                  13,834,200                      16,428,536
                                                                        --------------                   -------------
 Net increase (decrease) in cash                                        $      587,281                   $ (22,724,379)
                                                                        ==============                   =============

The Company has issued senior unsecured notes totalling $35 million. The senior unsecured notes, $15 million of which mature in September 2002 and $20 million of which mature in June 2007, bear interest at 13% per annum, with annual principal payments of $3 million due on September 30, 1998 through September 30, 2002 and $4 million due on June 30, 2003 through June 30, 2007. The Company has a secured credit facility which provides for borrowings up to $15 million, with the initial available principal limited to $10 million. Borrowings under this facility, which expires in December 1999, are secured by the Company's domestic reserves. At the Company's option, borrowings bear interest at either a floating rate (higher of prime rate plus 3% or the Federal Funds Rate plus 5%) or a fixed rate (rate of interest at which deposits of dollars are available to lender in the interbank eurocurrency market plus 4.5%). At September 30, 1995, $5 million was outstanding under the credit facility agreement, with no additional borrowing capacity available.

Both the senior unsecured notes and the secured credit facility provide for certain limitations on liens, dividends, capital expenditures, sales of assets and mergers, and each contain financial covenants including a minimum ratio of current assets to current liabilities (not less than 1.1 to 1.0). The secured credit facility also includes a maximum ratio of certain liabilities to net worth (cannot exceed .60 to 1.0) and to 100% of U.S. and 10% of Venezuelan oil and gas reserves (cannot exceed 1.0 to 1.0). The senior unsecured notes also include a maximum ratio of funded liabilities to net worth (cannot exceed .60 to 1.0) and to 100% of U.S. and 10% of Venezuelan oil and gas reserves (cannot exceed 1.0 to 1.0). At September 30, 1995, the Company was in compliance with all such ratios.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

During the nine months ended September 30, 1995, the Company had capital expenditures of $47.9 million, of which $31.1 million related to the development of the South Monagas Unit in Venezuela, $10.5 million related to the development of the North Gubkinskoye Field in Russia and $6.3 million was attributable to the United States and other projects.

During the nine months ended September 30, 1995, the Company derived proceeds of approximately $15.4 million from the sale of certain property interests in the West Cote Blanche Bay and Umbrella Point Fields, $22.7 million from additional borrowings in the United States and Russia and $0.7 million from the exercise of stock options and warrants.

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

The Company is currently in discussions with several financial institutions in Venezuela and the United States to restructure or refinance a portion or all of Benton-Vinccler's existing indebtedness and to provide further financing for a portion of Benton-Vinccler's capital expenditures or working capital requirements. Such financing may have no or limited recourse to the Company, in which case restricted cash securing Benton-Vinccler's existing indebtedness in amounts equal to any such refinanced amounts would become unrestricted. There is no assurance that such financing will become available on terms acceptable to Benton-Vinccler or that such financing will result in the reclassification of any of the Company's restricted cash.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

During the nine months ended September 30, 1994, the Company had capital expenditures of $24.4 million, of which $13.6 million was attributable to the development of the South Monagas Unit in Venezuela, $4.4 million related to drilling activity in the West Cote Blanche Bay Field, $5.3 million related to the development of the North Gubkinskoye Field in Russia and $1.1 million was attributable to other projects. In addition, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler for $3 million cash, $10 million in non-interest bearing notes payable (with a present value of $9.2 million assuming a 10% interest rate) and 200,000 shares of the Company's common stock.

During the first nine months of 1994, the Company derived net proceeds of $15 million from the issuance of long-term notes and approximately $24.7 million from short term borrowings used to fund operations in Venezuela and repay $23.2 million of commercial paper, short-term borrowings and notes payable.

VENEZUELAN OPERATIONS

In February 1994, the Company and Benton-Vinccler entered into a loan arrangement with Morgan Guaranty. Borrowings under this loan arrangement are secured by cash collateral in the form of a time deposit from the Company. The loan arrangement contains no restrictive covenants and no financial ratio requirements. The principal amount of such loan outstanding at September 30, 1995 was $19.3 million.

In March 1994, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler and thus increased its ownership from 50% to 80%. The purchase price was $3.0 million in cash, the issuance of non-interest bearing promissory notes with a face value of $10.0 million (present value of $9.2 million) payable in various installments through January 1996 and the issuance of 200,000 shares of the Company's common stock. At September 30, 1995, the present value of the notes outstanding was approximately $2.0 million. In addition, the Company has agreed to arrange for all of Benton-Vinccler's future financing and to provide any further collateral or guarantees if required for such financing.

To date, Benton-Vinccler has acquired approximately $11.6 million of drilling and production equipment from trading companies and suppliers under agreements which include payment terms ranging from 12 to 24 months at interest rates varying from 6.7 to 13.5%. The Company expects that other such trade financing may be available to Benton-Vinccler.

The Company has budgeted approximately $12-15 million for capital expenditures in Venezuela during the remainder of 1995, which will be financed from Benton-Vinccler's cash flow from operations and certain portions of the Company's recent long-term borrowings. The Company is presently pursuing several options for working capital financing for Benton-Vinccler. There can be no assurance that such financing will be available on terms acceptable to Benton-Vinccler. To the extent such working capital financing cannot be secured, Benton-Vinccler will fund its operations from the Company's long-term facilities and cash flow from operations, which may result in rescheduled or reduced capital expenditures.

In June 1994, the Venezuelan government, amid economic uncertainties and bank crises, implemented certain exchange and price controls. Currently, many of these controls remain in place, with no indication of when or how much such controls will be lifted or relaxed. To date, neither the current economic uncertainties nor the currency exchange and price controls have had an adverse effect on the Company's operations in Venezuela, although the controls have limited the potential sources of credit financing for Benton-Vinccler's growth. However, as described below, continuation of exchange rate controls in an inflationary environment will likely have an adverse affect on Benton-Vinccler. At September 30, 1995, $13.4 million of the Company's accounts receivable were attributable to its Venezuelan operations. The Company continues to evaluate the economic and political environment in Venezuela to assess the potential effect on the Company and its Venezuelan operations.

RUSSIAN OPERATIONS

Under the terms of GEOILBENT's joint venture agreement, the Company has committed to make cumulative equity contributions totaling approximately $25.8 million by December 31, 1995. As of September 30, 1995, GEOILBENT has recognized Company contributions since inception totalling approximately
$24.4 million.  The Company expects
to contribute a total of $1-2 million to GEOILBENT during the remainder of 1995. The Company continues to retain Morgan Guaranty as a financial advisor to develop appropriate financial plans and to determine potential funding sources for the venture.

In June 1994, GEOILBENT entered into a payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The $2.5 million payment advance, which bore an effective discount rate of 12%, was repaid through withholdings from oil sales on a monthly basis through December 1994. During the nine months ended September 30, 1995, GEOILBENT received $5.0 million in production payment advances pursuant to a similar agreement with NAFTA Moscow containing similar terms. At September 30, 1995, the Company's share of the outstanding liability was approximately $1.0 million.

In August 1994, GEOILBENT entered into an agreement with International Moscow Bank for a $4 million loan with the following terms: 14 monthly payments, interest at LIBOR plus 7.5%, with interest only payments for the first four months and monthly principal and interest payments thereafter. In connection with this agreement, the Company provided to International Moscow Bank a guarantee of payment under which the Company has agreed to pay such loan in full if GEOILBENT fails to make the scheduled payments. In March 1995, GEOILBENT's credit facility with International Moscow Bank was expanded to $6 million, with interest only payments for 3 months and monthly principal and interest payments thereafter. The Company has similarly guaranteed this indebtedness. At September 30, 1995, the Company's share of the outstanding balance was $0.9 million.

ANTICIPATED CAPITAL REQUIREMENTS

The Company anticipates funding its total 1995 capital expenditures, which it expects to be approximately $60-65 million, from cash flow from operations, sales of property interests, project and trade financing sources or the issuance of debt or equity securities. In the first nine months of 1995, the Company received approximately $38.1 million from the issuance of debt securities and from sales of property interests and generated approximately $19.3 million from net cash provided by operating activities. These proceeds have been or will be used to fund certain portions of the Company's 1995 drilling and development activities and for working capital and debt service purposes. There can be no assurance that financing for the remaining portion of the Company's capital expenditure plan will become available under terms and conditions acceptable to the Company, which may result in rescheduled or reduced capital expenditures in any or all three of the Company's principal areas of operations.


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

Within the United States, inflation has had a minimal effect on the Company. During periods in which the rate of inflation in Venezuela or Russia exceeds the rate of devaluation of their local currencies to the U.S. Dollar, the Company's costs of operations in those countries are adversely affected by inflation, but the Company cannot predict the future extent of such effect. With respect to GEOILBENT, substantially all of the sources of funds, including the Company's contributions and the proceeds from oil sales and credit financings, are denominated in U.S. dollars, which may help to limit the impact of inflation in Russia.

With respect to Benton-Vinccler, the Venezuelan government has imposed controls over the exchange rate between the U.S. dollar and the Venezuelan bolivar, freezing the rate at 170 bolivars per dollar and limiting the access to dollars in exchange for bolivars. Although substantially all of Benton-Vinccler's sources of funding are denominated in U.S. dollars, if exchange rate controls continue in Venezuela, then inflation will likely have an adverse affect on Benton-Vinccler. Beginning in the third quarter of 1995, however, in part in reaction to pent up demand in Venezuela for dollars, the government has allowed to exist an unofficial secondary currency market by permitting deeply discounted purchases of dollar denominated Venezuelan national debt (Brady Bonds) using bolivars in the Caracas stock market. During the third quarter of 1995, Benton-Vinccler utilized the Brady Bond market mechanism to convert $1.87 million dollars into 463.7 million bolivars, realizing an effective conversion rate of 248 bolivars per dollar, which helped offset the effect of inflation in Venezuela during 1995. Benton-Vinccler expects to continue to utilize this mechanism for substantially all its conversions of dollars into bolivars to satisfy its bolivar denominated obligations as long as the combination of exchange controls and available secondary markets exist, although there is no certainty as to how long such conditions will continue or to what extent the secondary market conversion rate will exceed the officially controlled exchange rate.

Effective May 1, 1994, the Company entered into a commodity hedge agreement designed to reduce a portion of the Company's risk from oil price movements. Pursuant to the hedge agreement, with respect to the period from May 1, 1994 through the end of 1996, the Company will receive $16.82 per Bbl and the Company will pay the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil ("WTI") (determined in the manner set forth in the hedge agreement). Such payments will be made with respect to production of 1,250 Bbl of oil per day for 1995 and 1,500 Bbl of oil per day for 1996. During the quarter ended September 30, 1995, the average price per Bbl of WTI was $17.77 and the Company's net expense for the nine months was $566,668. Total expense for the year ended December 31, 1994 under the hedge agreement was $328,868. The Company's oil production is not materially affected by seasonality. The returns under the hedge agreement are affected by world-wide crude oil prices, which are subject to wide fluctuation in response to a variety of factors that are beyond the control of the Company.

To the extent practicable, while oil sales and financings have been in U.S. dollars, local transactions in Russia and Venezuela are conducted in local currency. Benton-Vinccler and GEOILBENT pay their employees and purchase certain equipment and services in local currency. This allows both Benton-Vinccler and GEOILBENT to maximize benefits when possible from the current favorable exchange rates. Payments to Benton-Vinccler under the Operating Service Agreement and payments to GEOILBENT for delivery and sale of oil are made in U.S. dollars or currency that is freely exchangeable for U.S. dollars. There are no restrictions in either Venezuela or Russia that affect the conversion of U.S. dollars into local currency. However, during 1994, Venezuela implemented currency exchange controls which significantly limit the ability to convert local currency into U.S. dollars. Because payments to Benton-Vinccler are made in U.S. dollars into its United States bank account, and Benton-Vinccler is not required to repatriate those payments back into Venezuela, the currency exchange controls have not had a material adverse effect on Benton-Vinccler or the Company. As described above, secondary exchange market mechanisms existed during the third quarter which provided certain relief to the exchange controls, but there can be no assurance as to the continued availability or extent of such relief.

During the nine months ended September 30, 1995, GEOILBENT had substantial net monetary liabilities denominated in Russian rubles. The ruble value declined significantly during the first quarter of 1995, but strengthened in the second and third quarters. As a result, the Company realized net foreign exchange losses of $84,326 during the period ended September 30, 1995. The Company cannot predict the extent of future gains or losses, but attempts to minimize its exposure to losses by managing its net monetary assets and liabilities to the extent possible.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of the Stockholders of the Company held on July 26, 1995, the following items were voted upon by the
         Stockholders:

1.                   Election of Directors
                                                                    VOTES AGAINST/      ABSTENTIONS/
                                                  VOTES IN FAVOR       WITHHELD       BROKER NON-VOTES
                                                  ---------------   --------------   -----------------
                     Alex E. Benton                 22,324,573          123,136               0
                     Bruce M. McIntrye              22,325,323          122,386               0
                     Michael B. Wray                22,318,757          128,952               0
                     Richard W. Fetzner             22,322,050          125,659               0
                     William H. Gumma               22,324,990          122,719               0

2.                   To approve an amendment to the Directors' Stock Option Plan to increase the number of shares issuable pursuant to the plan from 200,000 shares to 400,000 shares.
                                                                                      ABSTENTIONS/
                                                  VOTES IN FAVOR   VOTES AGAINST    BROKER NON-VOTES
                                                 ---------------   -------------    ----------------

                                                    18,034,112       4,188,731           224,866

3.                   To approve and ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31,
                     1995:
                                                                                      ABSTENTIONS/
                                                  VOTES IN FAVOR   VOTES AGAINST    BROKER NON-VOTES
                                                 ---------------   -------------    ----------------

                                                    22,273,604         90,033             84,082

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
               11.1  Computation of per share earnings.

         (b)   Reports on Form 8-K.

               On April 17, 1995, the Company filed a report on Form 8-K under
               Item 2. "Acquisition or Disposition of Assets" regarding the sale of working interests in the West Cote Blanche Bay Field in a series of two similar transactions and Item 7. "Financial
               Statements and Exhibits" containing pro-forma financial information and purchase and sale agreements.

               On May 31, 1995, the Company filed a report on Form 8-K regarding the adoption of a shareholder rights plan.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BENTON OIL AND GAS COMPANY

Dated:   November 13, 1995         By: /S/ A. E. Benton
                                       ----------------------------
                                       A. E. Benton,
                                       President



Dated:   November 13, 1995         By: /S/ David H. Pratt
                                       -----------------------------
                                       David H. Pratt,
                                       Vice President of Finance,
                                       Chief Financial Officer