Form 10-K
period 1995-12-31
BENTON OIL & GAS CO
filed 1996-04-01
CIK 845289

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K
(MARK ONE)
                      ANNUAL REPORT UNDER SECTION 13 OR 15(D)
      [X]             OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

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

Common Stock, $.01 Par Value                            NASDAQ-NMS
8% Convertible Subordinated Debentures due in 2002      NASDAQ
Common Stock Purchase Warrants, $11.00 exercise price   NASDAQ-NMS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       YES  X  NO
                                                         ___    ___

On March 28, 1996, the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $396,063,627 based on a closing sales price on NASDAQ-NMS of $15.69.

As of March 28, 1996, 26,073,161 shares of the Registrant's common stock were outstanding.

                     DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items, 10, 11, 12, and 13 of Part III of this annual report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                         BENTON OIL AND GAS COMPANY

                                  FORM 10-K

                              TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
Part I
- ------
        Item 1.  Business                                                                     1
        Item 2.  Properties                                                                  14
        Item 3.  Legal Proceedings                                                           14
        Item 4.  Submission of Matters to a Vote of Security Holders                         15

Part II
- -------

        Item 5.  Market for the Registrant's Common Equity
                 and Related Stockholder Matters                                             16
        Item 6.  Selected Consolidated Financial Data                                        17
        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                         18
        Item 8.  Financial Statements and Supplementary Data                                 23
        Item 9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                                      23

Part III
- --------

        Item 10. Directors and Executive Officers of the Registrant                          23
        Item 11. Executive Compensation                                                      23
        Item 12. Security Ownership of Certain Beneficial
                 Owners and Management                                                       23
        Item 13. Certain Relationships and Related Transactions                              23

Part IV
- -------

        Item 14. Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                                         25

Financial Statements                                                                         27

Signatures                                                                                   51

                                                         PART I

ITEM 1. BUSINESS

GENERAL

Benton Oil and Gas Company (the "Company") is an independent energy company which has been engaged in the development and production of oil and gas properties since 1989. Although originally active only in the United States, the Company has developed significant interests in Venezuela and Russia, and has recently agreed to sell substantially all of its remaining United States oil and gas interests. After giving effect to the sale, the Company's existing operations will be conducted principally through its 80% owned Venezuelan subsidiary, Benton-Vinccler, C.A. ("Benton-Vinccler"), which operates in the South Monagas Unit in Venezuela, and its 34% owned Russian joint venture, GEOILBENT, which operates in the North Gubkinskoye Field in Siberia, Russia.

As of December 31, 1995, the Company had total assets of $214.8 million, total estimated proved reserves of 96,212 MBOE, and a standardized measure of discounted future net cash flow, before income taxes, for total proved reserves of $372.3 million. For the year ended December 31, 1995, the Company had total revenues of $65.1 million and net income of $10.6 million.

The Company has been successful in increasing reserves, production, revenues and earnings during the last two years. From year end 1993 through 1995, estimated proved reserves increased from 42,785 MBOE to 96,212 MBOE and net production increased from a total of 519 MBOE in 1993 to 6,647 MBOE in 1995.
As production has increased over this period, average lifting costs have declined from $7.26 per Bbl in Venezuela to $1.19, and in Russia from $16.22 per Bbl to $5.63. Over the same period, earnings per share have increased from a loss of $0.26 per share in 1993 to income of $0.40 per share for the year ended December 31, 1995.

BUSINESS STRATEGY

The Company's business strategy is to identify and exploit new oil and gas reserves in under-developed areas while seeking to minimize the associated risk of such activities. Specifically, the Company endeavors to minimize risk by employing the following strategies in its business activities: (i) seek new reserves in areas of low geologic risk; (ii) use proven advanced technology in both exploration and development to maximize recovery; (iii) establish a local presence through joint venture partners and the use of local personnel; (iv) commit capital in a phased manner to limit total commitments at any one time; and (v) reduce foreign exchange risks through receipt of revenues in U.S. currency.

- -        Seek new reserves in areas of low geologic risk.  The Company has had significant success in identifying under-developed reserves in the U.S. and internationally. In particular, the Company has notable experience and expertise in seeking and developing new reserves in countries where perceived potential political and operating difficulties have sometimes discouraged other energy companies from competing. As a result, the Company has established operations in Venezuela and Russia which have significant reserves that have been acquired and developed at relatively low costs. The Company is seeking similar opportunities in other countries and areas which it believes have high potential.

- -        Use of proven advanced technology in both exploration and
development. The Company's use of 3-D seismic technology, in which a three dimensional image of the earth's subsurface is created through the computer interpretation of seismic data, combined with its experience in designing the seismic surveys and interpreting and analyzing the resulting data, allow for a more detailed understanding of the subsurface than do conventional surveys. Such technology contributes significantly to field appraisal, development and production. The 3-D seismic information, in conjunction with subsurface geologic data from previously drilled wells, is used by the Company's experienced in-house technical team to identify previously undetected reserves. The 3-D seismic information can also be used to guide drilling on a real-time basis, and has been especially helpful in the horizontal drilling done in Venezuela in order to take advantage of oil-trapping fault lines.

- -        Establish a local presence through joint venture partners and the use of local personnel. The Company has sought to establish a local presence where it does business to facilitate stronger relationships with local government and labor through joint venture arrangements with local partners. Moreover, the Company employs almost exclusively local personnel to run foreign operations both to take advantage of local knowledge and experience and to minimize cost. These efforts have created an expertise within Company management in forming effective foreign partnerships and operating abroad. The Company believes that it has gained access to new development opportunities as a result of its reputation as a dependable partner.

- -        Commit capital in a phased manner to limit total commitments at any one time. While the Company typically has agreed to a minimum capital expenditure or development commitment at the outset of new projects, expenditures to fulfill these commitments are phased over time. In addition, the Company seeks, where possible, to use internally generated funds for further capital expenditures and to invest in projects which provide the potential for an early return to the Company.

- -        Reduce foreign exchange risks.  The Company seeks to reduce foreign currency exchange risks by providing for the receipt of revenues by the Company in U.S. dollars while most operating costs are incurred in local currency. Pursuant to the operating agreement between the Company's Venezuelan subsidiary and the state oil company, the operating fees earned by the Company are paid directly to the Company's bank account in the U.S. in U.S. dollars. GEOILBENT receives revenues from export sales in U.S. dollars paid to its account in Moscow. As the Company expands internationally, it will seek to establish similar arrangements for new operations.

PRINCIPAL AREAS OF ACTIVITY

The following table summarizes the Company's proved reserves, drilling and production activity, and financial operating data by principal geographic area at and for each of the years ended December 31:



                                            Venezuela(1)                      Russia                     United States
                                            ------------                      ------                     -------------
      (dollars in 000's)              1995      1994       1993     1995(2)     1994      1993      1995       1994      1993
                                      ----      ----       ----     ----        ----      ----      ----       ----      ----
 RESERVE INFORMATION:
   Proved Reserves (MBOE)           73,593      60,707   19,389     22,618    17,540     10,121      1(3)      2,913    13,275
   Discounted Future Net Cash
   Flow Attributable to Proved
   Reserves, Before Income Taxes  $286,916    $268,830  $72,206    $85,361   $48,833    $24,237       $16    $18,657   $34,970
   Standardized Measure of
   Future Net Cash Flows          $206,545    $172,703  $50,958    $55,434   $32,398    $19,512       $16    $18,286   $32,046

 DRILLING AND PRODUCTION
 ACTIVITY:
   Gross Wells Drilled                  21          11        5         21         9          4         5          5         9
   Average Daily Production (BOE)   14,949       6,902      440      1,345       806         77     1,917      1,561       907

 FINANCIAL DATA:
   Oil and Gas Revenues            $49,174     $21,472   $1,333     $6,016    $3,513       $324    $7,683     $7,287    $5,565
   Expenses:
     Lease Operating Costs and
       Production Taxes              6,483       3,808    1,165      2,764     2,832        458     1,456      2,891     3,487
     Depletion                      11,393       4,998      229      1,512       838         99     4,188      4,248     2,142
                                   -------     -------   ------     ------    ------       ----    ------     ------    ------
       Total Expenses               17,876       8,806    1,394      4,276     3,670        557     5,644      7,139     5,629
                                   -------     -------   ------     ------    ------       ----    ------     ------    ------
 Results of Operations from Oil
    and Gas Producing Activities   $31,298     $12,666     $(61)    $1,740     $(157)     $(233)   $2,039       $148      $(64)
                                   =======     =======   ======     ======    ======      =====    ======     ======    ======


(1) Includes 100% of the reserve information, drilling and production activity and financial data, without deduction for minority interest. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and Lagoven, S.A. under which all mineral rights are owned by the Government of Venezuela. See Item 1. Business--South Monagas Unit, Venezuela and --Reserves.

(2) The financial information for Russia for the 1995 presentation includes information for the nine months ended September 30, 1995, the end of the fiscal period for GEOILBENT. Results of operations in Russia reflect the twelve months ended December 31, 1993 and 1994 and the nine months ended September 30, 1995.

(3) The Company has entered into an agreement to sell substantially all its U.S. reserves and related acreage positions. See Item 1. Business -- Other Properties.

SOUTH MONAGAS UNIT, VENEZUELA

GENERAL

In July 1992, the Company and Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), a Venezuelan construction and engineering company, signed a 20-year operating service agreement with Lagoven, S.A. ("Lagoven"), an affiliate of the national oil company, Petroleos de Venezuela S.A. ("PDVSA"), to reactivate and further develop the Uracoa, Bombal and Tucupita Fields, which are a part of the South Monagas Unit (the "Unit"). At that time, the Company was one of three foreign companies ultimately awarded an operating service agreement to reactivate existing fields by PDVSA, and was the first U.S. company since 1976 to be granted such an oil field development contract in Venezuela.

The oil and gas operations in the Unit are conducted by Benton-Vinccler, the Company's 80% owned subsidiary. The remaining 20% of the outstanding capital stock of Benton-Vinccler is owned by Vinccler. The Company, through its majority ownership of stock in Benton-Vinccler, makes all operational and corporate decisions related to Benton-Vinccler, subject to certain super-majority provisions of Benton-Vinccler's charter documents related to mergers, consolidations, sales of substantially all of its corporate assets, change of business and similar major corporate events. Vinccler has an extensive operating history in Venezuela. It provided the Company with initial financial assistance and continues to provide ongoing assistance with construction services and governmental and labor relations.

Under the terms of the operating service agreement, Benton-Vinccler is a contractor for Lagoven and is responsible for overall operations of the South Monagas Unit, including all necessary investments to reactivate and develop the
fields comprising the Unit.   The Venezuelan government maintains full
ownership of all hydrocarbons in the fields. In addition, Lagoven maintains full ownership of equipment and capital infrastructure following its installation. Benton-Vinccler invoices Lagoven each quarter based on Bbls of oil accepted by Lagoven during the quarter, using quarterly adjusted contract service fees per Bbl, and receives its payments from Lagoven in U.S. dollars deposited directly into a U.S. bank account. The operating service agreement provides for Benton-Vinccler to receive an operating fee for each Bbl of crude oil delivered and a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per Bbl set forth in the agreement. The operating fee is subject to periodic adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index, and the maximum total fee is subject to periodic adjustments to reflect changes in the average of certain world crude oil prices. Since commencement of operations, the adjusted maximum total fee has been cumulatively less than the adjusted operating fee, resulting in no capital recovery fee. The Company cannot predict the extent to which future maximum total fee adjustments will provide for capital recovery components in the fees it receives, and has recorded no income or asset for capital recovery fees.

Under the terms of the operating service agreement, Benton-Vinccler was obligated to make certain capital and operating expenditures prior to December 31, 1995. Benton-Vinccler has satisfied all such obligations under the operating service agreement and no further capital commitments are contractually required. However, in order to expand operations, the Company will need to continue to make capital expenditures. See -- Drilling and Development Activity.

Since 1992, when Venezuela solicited initial calls for indications of interest related to the reactivation and further development of certain fields in Venezuela, the country has continued to invite foreign assistance in Venezuelan oil and gas exploration, development and production. Management believes that Venezuela continues to provide potential business opportunities for the Company. See -- Delta Centro Block, Venezuela.

LOCATION AND GEOLOGY

The Unit is located in the southeastern part of the state of Monagas in eastern Venezuela. The Unit is approximately 51 miles long and eight miles wide and consists of 157,843 acres, of which the fields comprise approximately one-half. At December 31, 1995, proved reserves attributable to the Company's Venezuelan operations were 73,593 MBOE, which represented 76% of the Company's proved reserves. Benton-Vinccler is currently developing the Oficina sands in the Uracoa Field, which contain 92.4% of the Unit's proved reserves. The associated natural gas which is produced is currently being reinjected into the field, as no ready market exists for the natural gas.

DRILLING AND DEVELOPMENT ACTIVITY

URACOA FIELD. Benton-Vinccler has been developing the Uracoa Field since 1992. During March 1996 (through March 28), a total of approximately 50 wells were producing an average of approximately 31,500 Bbls of oil per day in the Uracoa Field. The following table sets forth Uracoa drilling activity and production information for each of the quarters presented:

                                        Wells Drilled                             Average Daily
                                        -------------                             -------------
                                  Vertical         Horizontal              Production from Field (Bbl)
                                  --------         ----------              ---------------------------
 1994:
      First Quarter  . .             5                 0                                 3,400
      Second Quarter   .             0                 0                                 6,700
      Third Quarter  . .             3                 0                                 7,200
      Fourth Quarter   .             0                 3                                10,200

 1995:
      First Quarter  . .             1                 1                                11,800
      Second Quarter   .             1                 2                                11,300
      Third Quarter  . .             2                 2                                15,800
      Fourth Quarter   .             1                 8                                20,800




Benton-Vinccler contracts with third parties for drilling and completion of wells. Currently, Helmerich & Payne International Drilling Co. and Exeter Drilling Co. are performing drilling services for Benton-Vinccler under contract. The Company's technical personnel identify drilling locations, specify the drilling program and equipment to be used and monitor the drilling activities. To date, 15 previously drilled wells have been reactivated and 42 new wells have been drilled in the Uracoa Field using modern drilling and completion techniques that had not previously been utilized on the field, with 41, or 98%, completed and placed on production. Two drilling rigs are currently working in the field. In the Company's recent experience, each vertical deviated well, drilled to an average depth of 5,600 feet, has been drilled in approximately 10 days and completed in approximately 6 days. In the Company's recent experience, each horizontal well, drilled to an average depth of 6,500 feet, has been drilled in 20 days and completed in 3 days. Benton-Vinccler plans to drill approximately 7 vertical and 26 horizontal wells, 2 injection wells and one step-out well adjacent to the Uracoa Field during 1996, at an anticipated cost to the Company of $35-40 million.

In December 1993, Benton-Vinccler commenced drilling the first horizontal well in the Uracoa Field. Since the completion of this well, the Company has successfully integrated modern technology and modern drilling and completion techniques to improve the ultimate recovery. The Company has conducted a 3-D seismic survey and interpreted the seismic data over the Uracoa Field. As a horizontal well is drilled, information regarding formations encountered by the drill bit is transmitted to the Company. Geologists, engineers and geophysicists at the Company can determine the location of the drill bit by comparing the information about the formations being drilled with the 3-D seismic data. The Company then directs the movement of the drill bit to more accurately direct the well to the expected reservoir. The Company intends to continue this method of horizontal drilling in the development of the field.

Once oil is produced in the Uracoa Field, it is transported to production facilities, which were designed in the United States and installed by Benton-Vinccler. These production facilities are of the type commonly used in heavy oil production in the United States, but not previously used extensively in Venezuela to process crude oil of similar gravity or quality. The current production facilities are capable of processing 30,000-35,000 Bbls of oil per day. Benton-Vinccler intends to expand the capacity of the production facilities in 1996 to a total capacity of 40,000-45,000 Bbls of oil per day. The Company anticipates capital expenditures of $20 million during 1996 to complete such expansion.

TUCUPITA AND BOMBAL FIELDS. Before becoming inactive, only Tucupita had been substantially developed and produced; relatively few wells had been drilled at Uracoa and Bombal. Benton-Vinccler has completed a 67-square mile 3-D seismic survey over portions of the Unit and is currently interpreting the data. Based on the interpretations of the seismic data, Benton-Vinccler may drill one or more wells to extend the boundaries of the three known fields or to confirm the existence of additional fields previously undetected in the area. Although Benton- Vinccler initially planned to begin development of the Bombal Field in 1996, further analysis of the Unit indicates that significant reserves may remain in the Tucupita Field. Benton-Vinccler intends to evaluate the potential of the Tucupita Field in 1996 by drilling one oil well, and will expand existing production facilities in such field. Based on the performance of this pilot oil well, and if the Company's assumptions prove to be correct, the production facilities will be further expanded, and a pipeline to the Uracoa Field will be installed. The pipeline will also be used for production from the Bombal Field when it is developed. Benton-Vinccler currently plans to reactivate and develop the Bombal Field beginning in 1998. During 1996, the Company expects capital expenditures of $5-6 million for drilling and construction of facilities in the Tucupita Field. The Company does not expect to make any capital expenditures in the Bombal Field during 1996.


CUSTOMERS AND MARKET INFORMATION

Oil produced in Venezuela is delivered to Lagoven under the terms of an operating service agreement for an operating service fee. Benton- Vinccler has constructed a 25-mile oil pipeline from its oil processing facilities at Uracoa to Lagoven's storage facility, which is the custody transfer point. The service agreement specifies that the oil stream may contain no more than 1% base sediment and water, and quality measurements are conducted both at Benton-Vinccler's facilities and at Lagoven's storage facility. A continuous flow measuring unit is installed at Benton-Vinccler's facility, so that quantity is monitored constantly. Lagoven provides Benton-Vinccler with a daily acknowledgment regarding the amount of oil accepted the previous day, which is reconciled to Benton-Vinccler's measurement. At the end of each quarter, Benton-Vinccler prepares an invoice to Lagoven for that quarter's deliveries. Lagoven pays the invoice at the end of the second month after the end of the quarter. Invoice amounts and payments are denominated in U.S. dollars. Payments are wire transferred into Benton- Vinccler's account in New York.

EMPLOYEES; COMMUNITY RELATIONS

Benton-Vinccler seeks to employ nationals rather than bring expatriates into the country. Presently, there are five full time expatriates working with Benton-Vinccler and 121 local employees. Benton-Vinccler also conducts ongoing community relations programs, providing medical care, training, equipment and supplies, and support for local schools, in both states in which the South Monagas Unit falls.

DELTA CENTRO BLOCK, VENEZUELA

GENERAL

In February 1996, the Company and its bidding partners, Louisiana Land and Exploration Company ("LL&E") and Norcen Energy Company ("Norcen"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing a 1,300-square kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million, and will require that the Company, LL&E and Norcen each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company will have a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the proposed terms of the operating agreement, which establishes the management company for the project, LL&E will be the operator of the field and therefore the Company will not be able to exercise control of the operations of the venture. It is currently proposed that Corporacion Venezolana del Petroleo, S.A. ("CVP"), an affiliate of the national oil company, will have a 35% interest in the management company, which will dilute the voting power of the partners on a pro rata basis.

If areas within the block are deemed to be commercially viable, then the group has the right to enter into further agreements with CVP to develop those areas during the next 20-25 years. CVP would participate in the revenues and costs with an interest between 1-35%, at CVP's discretion. Any oil and gas produced at Delta Centro will be sold at market prices and will be subject to the oil and gas taxation regime in Venezuela and to the terms of a profit sharing agreement with PDVSA. Under the current oil and gas tax law, a royalty of up to 16.67% will be paid to the state. Under the contract bid terms, 41% of the pre-tax income will be shared with PDVSA for the period during which the first $1 billion of revenues is produced; thereafter, the profit sharing amount may increase to up to 50% according to a formula based on return on assets. Currently, the statutory income tax rate for oil and gas enterprises is 66.67%. Royalties and shared profits are currently deductible for tax purposes.

LOCATION AND GEOLOGY

The Delta Centro block consists of approximately 2,138 square kilometers (526,000 acres) located in the delta of the Orinoco River in the eastern part of Venezuela. Although no significant exploratory activity has been conducted on the block, PDVSA has estimated that the area may contain recoverable reserves of as much as 820 million barrels, and may be capable of producing up to 160,000 barrels of oil per day. The general area of Venezuela in which the Delta Centro Block is located is known to be a significant source of hydrocarbons, evidenced by the recently discovered El Furrial light oil trend to the north and the Orinoco tar sands to the south. Based on its geological studies of the basins in this area, the Company's technical staff believes that hydrocarbons have essentially migrated over time from the deeper Maturin basin area of Venezuela southward toward the shallower Orinoco tar belt area. If so, then potential trapping structures and/or faults in the path of the migrating oil would serve as traps for the migrating oil and have the opportunity to be filled to their spill points. Delta Centro is directly in line with this migration path, making it an attractive exploration area. The area is mostly swampy in nature, with terrain ranging from forest in the north to savannah in the south. The marshlands in the block are similar to the transition zone areas in the Gulf of Mexico in which the Company has significant experience in seismic and drilling operations.

DRILLING AND DEVELOPMENT ACTIVITY

The venture intends to conduct a 3-D seismic survey over the southwestern portion of the Delta Centro Block beginning in 1996, at an expected total cost to the Company of approximately $6-7 million, of which $2 million is expected to be spent in 1996. Following the initial interpretation of the seismic data, the venture intends to drill an initial exploration well during 1997, at a cost to the Company of approximately $1.5 to 2 million. Seismic and drilling programs during 1998-2000 will be based on the results of the 1996-1997 activity.


NORTH GUBKINSKOYE, RUSSIA

GENERAL

In December 1991, the joint venture agreement forming GEOILBENT among the Company (34% interest) and two Russian partners, Purneftegasgeologia and Purneftegas (each having a 33% interest), was registered with the Ministry of Finance of the USSR. In November 1993, the agreement was registered with the Russian Agency for International Cooperation and Development. Purneftegasgeologia is the official geological body of the government whose purpose has been to explore for oil and gas in the Purovsky district of Russia. Purneftegas is the official production agency of the government responsible for oil and gas production in the area. Although GEOILBENT may only take action through the unanimous vote of the partners, the Company believes that it has developed a good relationship with its partners and has not experienced any disagreement with its partners on major operational matters. Mr. A.E. Benton, Chief Executive Officer of the Company, serves as Chairman of the Board of GEOILBENT.

LOCATION AND GEOLOGY

GEOILBENT develops, produces and markets crude oil from the North Gubkinskoye Field in the West Siberia region of Russia, approximately 2,000 miles northeast of Moscow. The field, which covers an area approximately 15 miles long and 4 miles wide, has been delineated with over 60 exploratory wells (which tested 26 separate reservoirs) and is surrounded by large proven fields. Before commencement of GEOILBENT's operations, North Gubkinskoye was one of the largest oil and gas fields in the region not under commercial production. The field is a large anticlinal structure with multiple pay sands. The development to date has focused on the BP 8, 9, 10, 11 and 12 reservoirs. The natural gas which is produced is currently being flared in accordance with environmental regulations.

DRILLING AND DEVELOPMENT ACTIVITY

GEOILBENT commenced initial operations in the field during the third quarter of 1992 with the construction of a 37-mile oil pipeline and installation of temporary production facilities. During March 1996 (through March 28), approximately 40 wells are producing an average of approximately 8,400 Bbls of oil per day. The following table sets forth drilling activity and production information for each of the quarters presented:

                               Wells Drilled                     Average Daily
                               -------------                     -------------
                                                             Production from Field
                                                             ---------------------
 1994:
      First Quarter  . .             1                                1,000
      Second Quarter   .             1                                2,400
      Third Quarter  . .             2                                2,200
      Fourth Quarter   .             5                                4,900

 1995:
      First Quarter  . .             1                                4,300
      Second Quarter   .             1                                5,600
      Third Quarter  . .             9                                7,800
      Fourth Quarter   .            11                                7,900




GEOILBENT contracts with third parties for drilling and completion of wells. Supervised by a joint American and Russian management team, GEOILBENT identifies drilling locations, then uses Russian drilling rigs, upgraded by certain western technology and materials including shaker screens, monitoring equipment and drilling and completion fluids, to drill and complete a well. To date, 11 previously drilled wells have been reactivated and 32 wells have been drilled in the field, with 28, or 88%, completed and placed on production.
Four drilling rigs are currently working on pads in the field, and once all wells on the pad have been drilled, each such well will be tested for completion. Each well is drilled to an average depth of approximately 10,000 feet measured depth and 8,000 feet true depth.

Once oil is produced from the North Gubkinskoye Field, it is transported to production facilities constructed and owned by GEOILBENT. Oil is then transferred to GEOILBENT's 37-mile pipeline which transports the oil from the North Gubkinskoye Field south to the main Russian oil pipeline network.

The current production facilities are operating at or near capacity and would need to be expanded to accommodate any increased production. Subject to obtaining financing, GEOILBENT has a 1996 capital expenditure budget of approximately $35 million, of which $21 million would be used to drill approximately 36 wells in the North Gubkinskoye Field and $14 million for construction of production facilities. Although no assurance can be given that such financing will be obtained, GEOILBENT and the Company continue discussions with the European Bank for Reconstruction and Development ("EBRD") for a proposed $40 million facility, which would be non-recourse to the Company, to be used for development of the North Gubkinskoye Field, including the production facility expansion. If EBRD or other financing is not obtained, minimal capital expenditures are anticipated and production from the field is expected to experience a natural decline.

CUSTOMERS AND MARKET INFORMATION

GEOILBENT's 37-mile pipeline runs from the field to the main pipeline in the area where GEOILBENT transfers the oil to Transneft, the state oil monopoly. Transneft can transport the oil to the western border of Russia. All oil production is for export and all oil sales are handled by trading companies such as Russoil or NAFTA Moscow. During 1995, most of GEOILBENT's crude sales were made to purchasers in Germany. All sales have been paid in U.S. dollars into GEOILBENT's account in Moscow.


EMPLOYEES; COMMUNITY AND COUNTRY RELATIONS

Having access to the oilfield labor base in West Siberia, GEOILBENT employs nationals almost exclusively. Presently, there are three full time expatriates working with GEOILBENT and over 200 local employees. The Company conducts an ongoing community relations program in Russia, providing medical care, training, equipment and supplies in towns in which GEOILBENT personnel reside and also for the nomadic indigenous population which resides in the area of oilfield operations.

ALTERNATIVES FOR NATURAL GAS RESERVES

The Company and GEOILBENT estimate that substantial recoverable associated gas and condensate reserves exist in the North Gubkinskoye Field. In addition, there are substantial non-associated natural gas reserves in the field. Currently, there exists no ready market for these reserves, and therefore there are no plans to produce these gas and condensate reserves. Associated gas and condensate are flared in allowable amounts under permits with the Ministry of Fuel and Energy. If no market develops for the gas and condensate, then over time GEOILBENT plans to begin reinjecting them back into the reservoirs. GEOILBENT currently has no rights to develop the gas caps in the field. However, GEOILBENT has recently entered into discussions with Gazprom, the state natural gas monopoly, for development and production of the solution gas, which is estimated by the Company to be 550-600 Bcf. Implementation of such a development plan would include construction of processing facilities and of a natural gas pipeline from the field area to the main transmission pipeline. Feasibility studies are currently in process and anticipated to be completed by year end 1996. Further development, subject to approval of all parties, will depend upon available financing.

OTHER PROPERTIES

Prior to 1996, the Company had successfully pursued acquisition and joint venture opportunities in the United States as major oil and gas companies continued to consolidate operations and focus exploration and development activities outside the United States. Substantially all of the Company's domestic activities had been located in the Louisiana Gulf Coast at the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields. The Company entered into agreements with Texaco, Inc. ("Texaco") and Oryx Energy Company ("Oryx") to produce the fields by using 3-D seismic technology integrated with subsurface geologic data from previously drilled wells. In addition, the Company entered into certain agreements with Tenneco Ventures Corporation ("Tenneco") whereby Tenneco purchased certain interests in the Company's operations in the three fields and was given the right to participate as a 50% partner in certain of the Company's future activities in the Gulf Coast for the next five years.

In March 1995, the Company and its affiliates and Tenneco sold to WRT Energy Corporation a 43.75% working interest in the shallower depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field for an aggregate purchase price of $20 million. Of this aggregate purchase price, the Company received $14.9 million.

In March 1996, the Company entered into an agreement to sell to Shell Offshore Inc. ("Shell") all of its interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields effective December 31, 1995, for a purchase price of $35.4 million. The sale is subject to regulatory approval, and the Company expects that the sale will be completed in April 1996. Because the properties are held for sale, the Company's reserve report excludes all reserves attributable to these properties.

At December 31, 1995, the Company had proved reserves of 1 MBOE in the Scott Field in Louisiana.

EVALUATION OF ADDITIONAL OPPORTUNITIES

The Company continues to evaluate and pursue additional international opportunities which fit within the Company's business strategy. The Company is currently evaluating certain development and/or acquisition opportunities, but it is not presently known whether, or on what terms, such evaluations will result in future agreements or acquisitions.

RESERVES

The following table sets forth information regarding estimates of proved reserves at December 31, 1995 prepared by the Company and audited by Huddleston & Co., Inc., independent petroleum engineers:

                                          CRUDE OIL AND CONDENSATE (MBBL)                    NATURAL GAS(MMCF)
                                       -------------------------------------   --------------------------------------------
                                       DEVELOPED       UNDEVELOPED      TOTAL      DEVELOPED      UNDEVELOPED     TOTAL
                                       ---------       -----------      -----      ---------      -----------     -----

         Venezuela(1)                    30,032           43,561     73,593              --              --           --
         Russia(2)                        3,475           19,143     22,618              --              --           --
         United States (3)                   --               --         --               6              --            6
                                         ------           ------     ------          ------          ------      -------
         Total                           33,507           62,704     96,211               6               0            6
                                         ======           ======     ======          ======          ======      =======

(1) Includes 100% of the reserve information, without deduction for minority interest. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and Lagoven, under which all mineral rights are owned by the Government of Venezuela. See Item 1. Business--South Monagas Unit, Venezuela.

(2) Although the Company estimates that there are substantial natural gas reserves in the North Gubkinskoye Field, no natural gas reserves have been recorded because of a lack of a ready market.

(3) The Company has entered into an agreement to sell substantially all of its U.S. reserves and acreage positions. See Item 1. Business -- Other Properties. The table excludes the reserves to be sold.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing and amount of development expenditures, including many factors beyond the control of the producer. The reserve data set forth above only represent estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

PRODUCTION, PRICES AND LIFTING COST SUMMARY

The following table sets forth by country net production, average sales prices and average lifting costs of the Company for the years ended December 31, 1995, 1994 and 1993:

                                                                                   YEARS ENDED DECEMBER 31
                                                            ----------------------------------------------------------
                                                               1995                     1994                     1993
                                                            ----------               ----------                -------
   VENEZUELA
     Net Crude Oil Production (Bbl)                         5,456,473                2,519,514                  160,425
     Average Crude Oil Sales Price ($ per Bbl)                  $9.01                    $8.52                    $8.31
     Average Lifting Costs  ($ per Bbl)                          1.19                     1.51                     7.26

   RUSSIA (1)
     Net Crude Oil Production (Bbl)                           490,960                  294,364                   28,263
     Average Crude Oil Sales Price ($ per Bbl)                 $12.25                   $11.93                   $11.46
     Average Lifting Costs  ($ per Bbl)                          5.63                     9.62                    16.22

   UNITED STATES
     Net Production:
         Crude oil and condensate (Bbl)                        68,975                  225,954                  292,266
         Natural Gas (Mcf)                                  3,784,830                2,061,892                  232,677
     Average Sales Price:
         Crude oil and condensate ($ per Bbl)                  $15.79                   $14.46                   $17.30
         Natural Gas ($ per Mcf)                                 1.77                     1.79                     2.19
     Average Lifting Costs  ($ per BOE)                          2.08                     5.08                    10.53

- ----------------
(1) The 1995 presentation includes information for the nine months ended September 30, 1995, the end of the fiscal period for GEOILBENT.

REGULATION

GENERAL

The Company's operations are affected by political developments and laws and regulations in the areas in which it operates. In particular, oil and gas production operations and economics are affected by price controls, tax and other laws relating to the petroleum industry, by changes in such laws and by changing administrative regulations and the interpretations and application of such rules and regulations. In addition, various federal, state, local and international laws and regulations covering the discharge of materials into the environment, the disposal of oil and gas wastes, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. Oil and gas industry legislation and agency regulation is periodically changed for a variety of political, economic, environmental and other reasons.
Numerous governmental departments and agencies issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business.

In the past, the federal government has regulated the prices at which oil and gas could be sold. Prices of oil and gas sold by the Company are not currently regulated and sales may be made at uncontrolled market prices. The Company's international operations are also subject to political, economic and other uncertainties including, among others, risks of war, revolution, expropriation, renegotiation or modification of existing contracts, export and transportation tariffs, taxation and royalty policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign government sovereignty over certain areas in which the Company conducts operations.

VENEZUELA

Venezuela requires environmental and other permits for certain operations conducted in oil field development, such as site construction, drilling, and seismic activities. As a contractor to Lagoven, Benton-Vinccler submits capital and operating budgets to Lagoven for approval. Capital expenditures to comply with Venezuelan environmental regulations relating to the reinjection of gas in the field and water disposal are expected to approximate $7.8 million in 1996 and $14.4 million in 1997, respectively. Benton-Vinccler also submits requests for permits for drilling, seismic and operating activities to Lagoven, which then obtains such permits from the Ministry of Energy and Mines and Ministry of Environment, as required. Benton-Vinccler is also subject to income, municipal and value added taxes, and must file certain monthly and annual compliance reports to SENIAT (the national tax administration) and to various municipalities.

RUSSIA

GEOILBENT submits annual production and development plans, which include information necessary for permits and approvals for its planned drilling, seismic and operating activities, to local and regional governments and to the Ministry of Fuel and Energy, Committee of Geology, Ministry of Economy, and Ministry of Ecology. GEOILBENT also submits annual production targets and quarterly export nominations for oil pipeline transportation capacity to the Ministry of Fuel and Energy. GEOILBENT is subject to customs, value added, and municipal and income taxes. Various municipalities and regional tax inspectorates are involved in the assessment and collection of these taxes. GEOILBENT must file operating and financial compliance reports with several bodies, including the Ministries of Fuel and Energy, Geology, Committee for Technical Mining Monitoring of the Ministry of Ecology, and the State Customs Committee.

DRILLING, ACQUISITION AND FINDING COSTS

During the years ended December 31, 1995, 1994 and 1993, the Company spent approximately $74 million, $53 million, and $26 million, respectively, for acquisitions of leases and producing properties, development and exploratory drilling, production facilities and additional development activities such as workovers and recompletions.

The Company has drilled or participated in the drilling of wells as follows:

                                                                YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------
                                                   1995                   1994                 1993
                                             -----------------     ---------------       ----------------
                                             GROSS        NET      GROSS     NET         GROSS       NET
                                             -----       -----     -----    ------       -----      -----
            WELLS DRILLED:
              Exploratory:
                 Crude oil                    --           --       --           --        1        0.435

                 Natural gas                   3         .970        2         .875       --           --

                 Dry holes                     1         .375        2         .869        2        0.869

              Development:(1)(2)(3)
                 Crude oil                    41       23.140       20       11.860       13        5.693

                 Natural Gas                   1         .220        1         .435       --           --

                 Dry Holes                     1         .800       --           --        2        0.840
                                              --      -------      ---       ------      ---        -----

            TOTAL                             47       25.505       25       14.039       18        7.837
                                              ==      =======      ===       ======      ===        =====

            AVERAGE DEPTH OF WELLS (FEET)               7,847                 7,266                 5,100
            PRODUCING WELLS (4):
              Crude Oil                       77       44.701      112       46.796      106       42.942
              Natural Gas                      8        2.024        4         .822        6        1.271

(1) In addition to the activities set forth in the table, at the West Cote Blanche Bay Field during the year ended December 31, 1994, the Company participated in the successful recompletion of 13 gross (4.2471 net) oil wells and one gross (.3267 net) gas well. During the year ended December 31, 1993, the Company participated in the recompletion of 13 gross (5.650 net) oil wells, of which 11 gross (4.781 net) were completed as producers, and one gross (0.435 net) gas well, which was completed as a producer. In March 1995, the Company sold certain of its interests in the field, a result of which was to substantially eliminate the Company's future participation in recompletion and redrilling activities and in March 1996, the Company entered into an agreement to sell the remainder of its interests in the field. See Item 1. Business -- Other Properties.

(2) In addition to the activities set forth in the table, the Company has participated in the successful recompletion of five gross (4.0 net) oil wells in Venezuela during the year ended December 31, 1994. The Company participated in the successful reactivation of nine gross (4.5 net) oil wells in Venezuela during the year ended December 31, 1993.

(3) In addition to the activities set forth in the table, the Company participated in the successful reactivation of six gross (2.04 net) oil wells in Russia during the year ended December 31, 1993. There were no reactivations subsequent to December 31, 1993.

(4) The information related to producing wells reflects wells the Company has drilled, wells the Company has participated in drilling and producing wells the Company has acquired.

At December 31, 1995 the Company was participating in the drilling of 2 wells in Venezuela, and 4 wells in Russia.

All of the Company's drilling activities are conducted on a contract basis with independent drilling contractors. The Company does not own any drilling equipment.

From commencement of operations through December 31, 1995, the Company added, net of production and property sales, approximately 96,180 MBOE of proved reserves through purchases of reserves-in-place, discoveries of oil and natural gas reserves, extensions of existing producing fields and revisions of previously estimated reserves. The Company's finding and development costs for its proved reserves from inception to December 31, 1995 were $1.75 per BOE.
The Company's estimate
of future development costs for its undeveloped proved reserves at December 31, 1995 was $1.80 per BOE. The estimated future development costs are based upon the Company's anticipated cost of developing its non-producing proved reserves, which costs are calculated using historical costs for similar activities.

ACREAGE

The following table summarizes the developed and undeveloped acreage owned, leased or under concession as of December 31, 1995. See Item 1. Business -- Other Properties.

                                                             DEVELOPED                  UNDEVELOPED
                                                             ---------                  -----------------
                                                       GROSS           NET           GROSS          NET
                                                       -----           ----          -----          ------
       VENEZUELA                                        7,520          6,016         150,323        120,258
       RUSSIA                                          15,920          5,413          45,580         15,497
       UNITED STATES(1)                                 5,002          1,689          10,000          6,862
                                                       ------         ------         -------        -------
       TOTAL                                           28,442         13,118         205,903        142,617
                                                       ======         ======         =======        =======

- -------------
(1) The Company has entered into an agreement to sell substantially all of its U.S. reserves and related acreage positions. The table excludes the acreage to be sold. See Item 1.Business -- Other Properties.

COMPETITION

The Company encounters strong competition from major oil and gas companies and independent operators in acquiring properties and leases for exploration for crude oil and natural gas. The principal competitive factors in the acquisition of such oil and gas properties include the staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company.

EMPLOYEES AND CONSULTANTS

At December 31, 1995 the Company had 43 employees and one independent consultant. Benton-Vinccler had 109 employees and GEOILBENT had 220 employees.


TITLE TO DEVELOPED AND UNDEVELOPED ACREAGE

All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and Lagoven, under which all mineral rights are owned by the Government of Venezuela. With regard to Russian acreage, GEOILBENT has obtained certain documentation from appropriate regulatory bodies in Russia which the Company believes is adequate to establish GEOILBENT's right to develop, produce and market oil and gas from the North Gubkinskoye Field in Russia.

At the time of acquisition of undeveloped acreage in the United States, the Company conducted a limited title investigation. A title opinion from a qualified law firm was obtained prior to drilling any given U.S. prospect. Title to presently producing properties had been investigated by a qualified law firm prior to purchase. The Company believes its method of investigating the title to these domestic properties was consistent with general practices in the oil and gas industry and was designed to enable the Company to acquire title which was generally considered to be acceptable in the oil and gas industry.

GLOSSARY

When the following terms are used in the text they have the meanings indicated.

   MCF. "Mcf" means thousand cubic feet. "Mmcf" means million cubic feet. "Bcf" means billion cubic feet. "Tcf" means trillion cubic feet.

   BBL. "Bbl" means barrel. "MBbl" means thousand barrels. "MMBbl" means million barrels. "Bbbl" means billion barrels.

   BOE. "BOE" means barrels of oil equivalent, which are determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas so that six Mcf of natural gas is referred to as one barrel of oil equivalent or "BOE". "MBOE" means thousands of barrels of oil equivalent. "MMBOE" means millions of barrels of oil equivalent.

   CAPITAL EXPENDITURES. "Capital Expenditures" means costs associated with exploratory and development drilling (including exploratory dry holes); leasehold acquisitions; seismic data acquisitions; geological, geophysical and land-related overhead expenditures; delay rentals; producing property acquisitions; and other miscellaneous capital expenditures.

   COMPLETION COSTS. "Completion Costs" means, as to any well, all those costs incurred after the decision to complete the well as a producing well. Generally, these costs include all costs, liabilities and expenses, whether tangible or intangible, necessary to complete a well and bring it into production, including installation of service equipment, tanks, and other materials necessary to enable the well to deliver production.

   DEVELOPMENT WELL. A "Development Well" is a well drilled as an additional well to the same reservoir as other producing wells on a lease, or drilled on an offset lease not more than one location away from a well producing from the same reservoir.

   EXPLORATORY WELL. An "Exploratory Well" is a well drilled in search of a new and as yet undiscovered pool of oil or gas, or to extend the known limits of a field under development.

   FINDING COST. "Finding Cost", expressed in dollars per BOE, is calculated by dividing the amount of total capital expenditures related to acquisitions, exploration and development costs (reduced by proceeds for any sale of oil and gas properties) by the amount of total net reserves added or reduced as a result of property acquisitions and sales, drilling activities and reserve revisions during the same period.

   FUTURE DEVELOPMENT COST. "Future Development Cost" of proved nonproducing reserves, expressed in dollars per BOE, is calculated by dividing the amount of future capital expenditures related to development properties by the amount of total proved non-producing reserves associated with such activities.

   GROSS ACRES OR WELLS. "Gross Acres or Wells" are the total acres or wells, as the case may be, in which an entity has an interest, either directly or through an affiliate.

   LIFTING COSTS. "Lifting Costs" are the expenses of lifting oil from a producing formation to the surface, consisting of the costs incurred to operate and maintain wells and related equipment and facilities, including labor costs, repair and maintenance, supplies, insurance, production, severance and windfall profit taxes.

   NET ACRES OR WELLS. A party's "Net Acres" or "Net Wells" are calculated by multiplying the number of gross acres of gross wells in which that party has an interest by the fractional interest of the party in each such acre or well.

   PRODUCING PROPERTIES OR RESERVES. "Producing Reserves" are Proved Developed Reserves expected to be produced from existing completion intervals now open for production in existing wells. "Producing Properties" are properties to which Producing Reserves have been assigned by an independent petroleum engineer.

   PROVED DEVELOPED RESERVES. "Proved Developed Reserves" are Proved Reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

   PROVED RESERVES. "Proved Reserves" are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions, that is, on the basis of prices and costs as of the date the estimate is made and any price changes provided for by existing conditions.

   PROVED UNDEVELOPED RESERVES. "Proved Undeveloped Reserves" are Proved Reserves which can be expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

   RESERVES. "Reserves" means crude oil and natural gas, condensate and natural gas liquids, which are net of leasehold burdens, are stated on a net revenue interest basis, and are found to be commercially recoverable.

   ROYALTY INTEREST. A "Royalty Interest" is an interest in an oil and gas property entitling the owner to a share of oil and gas production (or the proceeds of the sale thereof) free of the costs of production.

   STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS. The "Standardized Measure of Future Net Cash Flows" is a method of determining the present value of Proved Reserves. The future net revenues from Proved Reserves are estimated assuming that oil and gas prices and production costs remain constant. The resulting stream of revenues is then discounted at the rate of 10% per year to obtain a present value.

   3-D SEISMIC. "3-D Seismic" is the method by which a three dimensional image of the earth's subsurface is created through the interpretation of seismic data. 3-D surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

   UNDEVELOPED ACREAGE. "Undeveloped Acreage" is oil and gas acreage (including, in applicable instances, rights in one or more horizons which may be penetrated by existing wellbores, but which have not been tested) to which Proved Reserves have not been assigned by independent petroleum engineers.

ITEM 2.   PROPERTIES

The principal executive offices of the Company are located in leased space in Carpinteria, California. The lease covering this facility expires in December 2004. The Company also has other offices located in leased space, none of which individually or in the aggregate are material. For information concerning the location and character of the Company's oil and gas properties and interests, see Item 1.


ITEM 3.   LEGAL PROCEEDINGS

On June 13, 1994, Charles Agnew and other limited partners in several limited partnerships formed by the Company brought an action in the Superior Court of California, County of Ventura, against the Company for alleged actions and omissions of the Company in operating the partnerships and alleged misrepresentations made by the Company in selling the limited partnership interests. The claimants seek an unspecified amount of actual and punitive damages. On May 17, 1995, the Company agreed to a binding arbitration proceeding with respect to such claims, which is currently in the discovery stage. The Company will be forced to spend time and financial resources to defend or resolve these matters. In January 1996, the Company acquired all of the interests in three of the limited partnerships which are the subject of the arbitration, in exchange for shares of, and warrants to purchase shares of, the Company's common stock. In the arbitration proceeding, if any liability is found to exist, the arbitrator will determine the amount of any damages, and may consider all distributions made to the partners, including the consideration received in the exchange offer, in determining the extent of damages, if any. However, there can be no assurance that an arbitrator will consider such factors in his or her determination of damages if the allegations are found to be true and damages are awarded.

On March 15, 1993, Louis J. Dezseran and other investors sued North Bay Associates, the Company and others in connection with their investments in partnerships in which North Bay was the general partner. The suit was filed in the Superior Court of Los Angeles County, California. The Company was not a partner, but provided oil and gas prospects and drilled and operated a number of wells for the partnerships. The plaintiffs claim that the Company aided North Bay in misrepresentation, fraud, and breach of fiduciary duties. Although the Company believed that its defenses were meritorious, the Company and the plaintiffs settled the litigation out of court by an agreement dated December 15, 1995 under which the Company paid an aggregate of $990,000 to the plaintiffs.

The Company is also subject to ordinary litigation that is incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended December 31, 1995 no matter was submitted to a vote of security holders.

                                                         PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Company's Common Stock is traded on the NASDAQ-National Market System ("NASDAQ-NMS") under the symbol "BNTN." As of December 31, 1995, there were 25,508,605 shares of Common Stock outstanding held of record by approximately 1,050 stockholders. The following table sets forth the high and low sales prices for the Company's Common Stock reported on the NASDAQ-NMS.



               YEAR         QUARTER                                       HIGH             LOW
               ---------------------------------------------------------------------------------
               1994
                        First quarter                                     7.00             4.25
                        Second quarter                                    7.63             5.38
                        Third quarter                                     7.75             6.50
                        Fourth quarter                                    9.13             7.00
               1995
                        First quarter                                    11.13             8.63
                        Second quarter                                   15.13            10.25
                        Third quarter                                    13.88             9.50
                        Fourth quarter                                   16.13            10.13
               1996
                        First quarter (through March 28)                 16.63            11.25


On March 28, 1996, the last sales price for the Common Stock as reported by NASDAQ-NMS was $15.69 per share.

The Company's policy is to retain its earnings to support the growth of the Company's business. Accordingly, the Board of Directors of the Company has never declared cash dividends on its Common Stock. The Company's credit agreements currently prohibit the declaration of any cash dividends.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the Company for each of the five years in the period ended December 31, 1995, are derived from the Company's audited consolidated financial statements. The consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

                                                                      YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                      1995 (5)        1994          1993         1992      1991(3)
                                                    -----------     --------    ----------     -------     -------
                                                            (amounts in thousands, except per share data)
 STATEMENT OF OPERATIONS:
 Total revenues                                      $ 65,068     $ 34,705      $  7,503      $  8,622     $ 11,513
 Lease operating costs and production taxes            10,703        9,531         5,110         4,414        4,209
 Depletion, depreciation and amortization              17,411       10,298         2,633         3,041        3,058
 General and administrative expense                     9,411        5,242         2,631         2,245        1,998
 Interest expense                                       7,497        3,888         1,958         1,831        1,736
 Litigation settlement expenses                         1,673          --             --            --           --
                                                     --------   ----------      --------      --------     --------
 Income (loss) before income taxes and
     minority interest                                 18,373        5,746        (4,829)       (2,909)         512
 Income tax expense                                     2,478          698             -             -
                                                    ---------   ----------    ----------    ----------    ---------
 Income (loss) before minority interest                15,895        5,048        (4,829)       (2,909)         512
 Minority interest                                      5,304        2,094            --            --           --
                                                    ---------    ---------   -----------    ----------    ---------
 Net income (loss)                                   $ 10,591    $   2,954       $(4,829)      $(2,909)   $     512
                                                    =========    =========   ===========    ==========    =========

 Net income (loss) per common share (1)              $   0.40    $    0.12       $ (0.26)      $ (0.22)      $ 0.04

 Weighted average common shares
    outstanding (1) (2)                                26,673       24,851        18,609        12,981       11,838

                                                                              AT DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                     1995(5)        1994         1993          1992        1991
                                                   ----------     --------     ---------     ---------   ----------
 BALANCE SHEET DATA:                                                     (amounts in thousands)
 Working capital (deficit)                          $  (2,888)     $21,785       $26,635       $10,486     $(14,777)
 Total assets                                         214,750      162,561       108,635        68,217       49,386
 Long-term obligations, net of current portion         49,486       31,911        11,788        13,463        7,422
 Stockholders' equity (4)                             103,681       88,259        84,021        50,468       20,209
- -------------------------

(1) The share information for the Company has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend effective February 26, 1991.

(2) The weighted average common shares outstanding for the Company have been adjusted for the effect of common stock equivalents for the years ended December 31, 1995 and 1991.

(3) For the year ended December 31, 1991 the Company recorded income tax expense of $174,000 and an extraordinary item for the utilization of loss carryforward for the same amount.

(4)  No cash dividends were paid during any period presented.

(5) The financial information related to Russia and included in the 1995 presentation contains information at, and for the nine months ended, September 30, 1995, the end of the fiscal period for GEOILBENT. See Note 15 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Principles of Consolidation and Accounting Methods
- --------------------------------------------------

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations since January 1, 1994 and has reflected the 50% ownership interest of Vinccler during January and February 1994 and the 20% ownership interest of Vinccler subsequent thereto as a minority interest. Prior to 1994, Benton-Vinccler was proportionately consolidated based on the Company's 50% ownership interest. Beginning in 1995, GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations in Russia reflect the twelve months ended December 31, 1993 and 1994 and the nine months ended September 30, 1995. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest, and for oil and gas reserve information, the Company reports its 34% share of the reserves attributable to GEOILBENT.

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

The following discussion of the results of operations and financial condition for the years ended December 31, 1995 and 1994 and for each of the years in the three year period ended December 31, 1995, respectively, should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

The following table presents the Company's consolidated income statement items as a percentage of total revenues:

                                                                1995                   1994                   1993
                                                                ----                   ----                   ----
 Oil and Gas Sales                                              95.5%                  92.0%                  96.3%
 Net Gain (Loss) on Exchange Rates                               1.6                    4.2                   (2.8)
 Investment Earnings                                             2.7                    3.4                    5.2
 Other                                                           0.2                    0.4                    1.3
                                                               -----                  -----                  -----

 Total Revenues                                                100.0                  100.0                  100.0
                                                               -----                  -----                  -----

 Lease Operating Costs and Production Taxes                     16.4                   27.4                   68.1
 Depletion, Depreciation and Amortization                       26.8                   29.7                   35.1
 General and Administrative                                     14.5                   15.1                   35.0
 Interest                                                       11.5                   11.2                   26.1
 Litigation Settlement Expenses                                  2.6                    ---                    ---
                                                               -----                  -----                  -----

 Total Expenses                                                 71.8                   83.4                  164.3
                                                               -----                 ------                  -----

 Income (Loss) Before Income Taxes and Minority Interest        28.2                   16.6                  (64.3)
 Income Tax Expense                                              3.8                    2.0                    ---
 Minority Interest                                               8.1                    6.1                    ---
                                                               -----                 ------                  -----

 Net Income (Loss)                                              16.3%                   8.5%                 (64.3)%
                                                               =====                 ======                  =====


YEARS ENDED DECEMBER 31, 1995 AND 1994

The Company had revenues of $65.1 million for the year ended December 31, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $10.7 million, depletion, depreciation and amortization expense of $17.4 million, general and administrative expense of $9.4 million, interest expense of $7.5 million, litigation settlement expenses of $1.7 million, income tax expense of $2.5 million and a minority interest of $5.3 million. Net income for the period was $10.6 million or $0.40 per share.

By comparison, the Company had revenues of $34.7 million for the year ended December 31, 1994. Expenses incurred during the period consisted of lease operating costs and production taxes of $9.5 million, depletion, depreciation and amortization expense of $10.3 million, general and administrative expense of $5.2 million, interest expense of $3.9 million, income tax expense of $0.7 million and a minority interest of $2.1 million. The net income for the period was $3.0 million or $0.12 per share.

Revenues increased $30.4 million, or 87%, during the year ended December 31, 1995 compared to the corresponding period of 1994 primarily due to increased oil sales in Venezuela. Sales quantities for the year ended December 31, 1995 from Venezuela and Russia were 5,456,473 and 490,960 Bbl, respectively, compared to 2,519,514 and 294,364, respectively, for the year ended December 31, 1994. Prices for crude oil averaged $9.01 (pursuant to terms of an operating service agreement) from Venezuela and $12.25 from Russia for the year ended December 31, 1995 compared to $8.52 and $11.93 from Venezuela and Russia, respectively, for the year ended December 31, 1994. Domestic sales quantities for the year ended December 31, 1995 were 68,975 Bbl of crude oil and condensate and 3,784,830 Mcf of natural gas compared to 225,954 Bbl of crude oil and 2,061,892 Mcf of natural gas for the year ended December 31, 1994. Domestic prices for crude oil and natural gas averaged $15.79 per Bbl and $1.77 per Mcf during the year ended December 31, 1995 compared to $14.46 per Bbl and $1.79 per Mcf during the year ended December 31, 1994. Revenues for the year ended December 31, 1995 were reduced by a loss of $0.7 million related to a commodity hedge agreement compared to $0.3 million in 1994. Revenues for the year ended December 31, 1995 were increased by a foreign exchange gain of $1.0 million compared to a gain of $1.4 million in 1994.

Lease operating costs and production taxes increased $1.2 million, or 12%, during the year ended December 31, 1995 compared to 1994 primarily due to the growth of the Company's Venezuelan operations, partially offset by the sale of certain of the Company's interest in the West Cote Blanche Bay Field. Depletion, depreciation and amortization increased $7.1 million, or 69%, during the year ended December 31, 1995 compared to the corresponding period in 1994 primarily due to the increased oil production in Venezuela. Depletion expense per barrel of oil equivalent produced from Venezuela, United States and Russia during the year ended December 31, 1995 was $2.09, $5.98 and $3.08, respectively, compared to $1.98, $7.46 and $2.85, respectively, during the previous year. The increase in general and administrative expenses of $4.2 million, or 80%, during the year ended December 31, 1995 compared to 1994 was primarily due to the Company's increased corporate activity associated with the growth of the Company's business. The Company incurred litigation settlement expenses of $1.7 million during the year ended December 31, 1995 as a result of a settlement agreement reached with investors in partnerships which were sponsored by a third party. See Note 5 to the Consolidated Financial Statements. Interest expense increased $3.6 million, or 93%, in 1995 compared to 1994 primarily due to increased borrowing to fund operations in Venezuela and Russia. Income tax expense increased $1.8 million, or 255%, during the year ended December 31, 1995 compared to 1994 primarily due to increased income taxes in Venezuela and Russia. The net income attributable to the minority interest increased $3.2 million, or 153%, for 1995 compared to 1994 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela.

YEARS ENDED DECEMBER 31, 1994 AND 1993

The Company had revenues of $34.7 million for the year ended December 31, 1994. Expenses incurred during the period consisted of lease operating costs and production taxes of $9.5 million, depletion, depreciation and amortization expense of $10.3 million, general and administrative expense of $5.2 million, interest expense of $3.9 million, income tax expense of $0.7 million, and a minority interest of $2.1 million. The net income for the period was $3.0 million or $0.12 per share.

By comparison, the Company had revenues of $7.5 million for the year ended December 31, 1993. Expenses incurred during the period consisted of lease operating costs and production taxes of $5.1 million, depletion, depreciation and amortization expense of $2.6 million, general and administrative expense of $2.6 million and interest expense of $2.0 million. The net loss for the period was $4.8 million or $0.26 per share.

Revenues increased $27.2 million, or 362%, during the year ended December 31, 1994 compared to the corresponding period of 1993 primarily due to increased revenues from Benton-Vinccler's operations in Venezuela, the Company's increased ownership of Benton-Vinccler, the initiation of oil sales in Russia in late 1993, gain on exchange rates in Venezuela and Russia, gas sales from the #831 well in the West Cote Blanche Bay Field and increased investment earnings. The increase was partially offset by lower oil sales from the West Cote Blanche Bay Field, lower sales prices and the sale of the Company's interest in the Pershing property in 1993. Sales quantities for the year ended December 31, 1994 from Venezuela and Russia were 2,519,514 and 294,364 Bbl, respectively, compared to 160,425 and 28,263 Bbl, respectively, for the year ended December 31, 1993. Prices for crude oil averaged $8.52 (pursuant to terms of an operating service agreement) from Venezuela and $11.93 from Russia for the year ended December 31, 1994 compared to $8.31 and $11.46 from Venezuela and Russia, respectively for the year ended December 31, 1993. Domestic sales quantities for the year ended December 31, 1994 were 225,954 Bbl of crude oil and condensate and 2,061,892 Mcf of natural gas compared to 292,266 Bbl of crude oil and condensate and 232,677 Mcf of natural gas for the year ended December 31, 1993. Domestic prices for crude oil and natural gas averaged $14.46 per Bbl and $1.79 per Mcf during the year ended December 31, 1994 compared to $17.30 per Bbl and $2.19 per Mcf during the year ended December 31,1993. The Company has realized net foreign exchange gains during 1994 primarily as a result of the decline in the value of the Venezuelan bolivar and Russian rouble during periods when Benton-Vinccler and GEOILBENT had substantial net monetary liabilities denominated in bolivares and roubles.

Lease operating costs and production taxes increased $4.4 million, or 87%, during the year ended December 31, 1994 compared to 1993 primarily due to the growth of the Company's Venezuelan and Russian operations and were partially offset by the sale of the Company's interest in certain property in 1993 and reduced operating costs at the West Cote Blanche Bay Field. Depletion, depreciation and amortization increased $7.7 million, or 291%, during the year ended December 31, 1994 compared to 1993 primarily due to increased oil production in Venezuela, gas sales from the #831 well in the West Cote Blanche Bay Field and the initiation of oil production in Russia. Depletion expense per BOE produced from the United States, Venezuela and Russia during the year ended December 31, 1994 was $7.46, $1.98 and $2.85, respectively, compared to $6.47, $1.43 and $3.51 during 1993. The increase in general and administrative expense of $2.6 million, or 99%, in 1994 compared to 1993 was primarily due to the growth of and the Company's increased ownership of Benton-Vinccler, the commencement of operations in Russia and increased corporate activity associated with the growth of the Company's business. Interest expense increased $1.9 million, or 99%, in 1994 compared to 1993 primarily due to increased borrowing to fund operations in Venezuela and Russia.

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of income since January 1, 1994 and has reflected the 50% ownership interest of Vinccler during January and February and the 20% ownership interest of Vinccler thereafter as a minority interest. For the year ended December 31, 1994, minority interest expense was $2.1 million.

INTERNATIONAL OPERATIONS

The Company's costs of operations in Venezuela and Russia in 1993, 1994 and 1995 include certain fixed or minimum office, administrative, legal and personnel related costs and certain start up costs, including short term facilities rentals, organizational costs, contract services and consultants. Such costs are expected to grow over time as operations increase. In the last two years such costs have become less significant on a unit of production basis, but such costs can be expected to fluctuate in the future based upon a number of factors. In Venezuela, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $7.26 and $2.25 per Bbl, respectively. For the year ended December 31, 1995 the operating costs and general and administrative expenses for Venezuela decreased to $1.19 and $0.63 per Bbl, respectively. The Company's Venezuelan operations grew considerably during 1994 and 1995, and are expected to continue to grow, and its operating costs and general and administrative expenses are expected to increase both in the aggregate and on a per unit basis. In Russia, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $16.22 and $12.96 per Bbl, respectively, decreasing to $5.63 and $1.16 per Bbl, respectively, for the year ended December 31, 1995. The Company's Russian operations grew less significantly than the Venezuelan operations during 1994 and 1995. Capital expenditures through 1993 in both Venezuela and Russia focused on start-up infrastructure items such as roads, pipelines, and facilities rather than drilling. Beginning in 1994, a higher proportion of capital expenditures have been and will continue to be spent on drilling and production activities. See Item 1.Business--South Monagas Unit, Venezuela--Drilling and Development Activity and --North Gubkinskoye, Russia--Drilling and Development Activity.

As a private contractor, Benton-Vinccler is subject to a statutory income tax rate of 34%. However, Benton-Vinccler reported significantly lower effective tax rates for 1994 and 1995 due to significant non-cash tax deductible expenses resulting from devaluations in Venezuela when Benton-Vinccler had net monetary liabilities in U.S. dollars. The Company cannot predict the timing or impact of future devaluations in Venezuela. Any Company operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.67% and income taxes of 66.67%. See Item 1. Business -- Delta Centro Block, Venezuela.

GEOILBENT is subject to a statutory income tax rate of 35%. GEOILBENT has also been subject to various other tax burdens, including an oil export tariff. The export tariff was 30 ECU's per ton through 1995, although GEOILBENT obtained an exemption from such tariff for 1995. The tariff was reduced to 20 ECU's per ton in January 1996, and Russia has recently announced that effective July 1996, oil export tariffs will be terminated. The Company anticipates that the tariff on oil exporters may be replaced by an excise or other duty levied on all oil producers, but it is currently unclear how such other tax rates and regimes will be set and administered.

EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

The Company's results of operations and cash flow are affected by changing oil and gas prices. However, the Company's Venezuelan revenues are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes, which dampens both any upward and downward effects of changing prices on the Company's Venezuelan revenues and cash flows. If the price of oil and gas increases, there could be an increase in the cost to the Company for drilling and related services because of increased demand, as well as an increase in revenues. Fluctuations in oil and gas prices may affect the Company's total planned development activities and capital expenditure program.

Effective May 1, 1994, the Company entered into a commodity hedge agreement with Morgan Guaranty designed to reduce a portion of the Company's risk from oil price movements. Pursuant to the hedge agreement, with respect to the period from May 1, 1994 through the end of 1996, the Company will receive from Morgan Guaranty $16.82 per Bbl and the Company will pay to Morgan Guaranty the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil ("WTI") determined in the manner set forth in the hedge agreement. Such payments will be made with respect to production of 1,000 Bbl of oil per day for 1994, 1,250 Bbl of oil per day for 1995, and 1,500 Bbl of oil per day for 1996. During the quarter ended December 31, 1995, the average price per Bbl of WTI was $18.12 and the Company's net exposure for the quarter was $0.1 million. The Company's total exposure for the year ended December 31, 1995, under the hedge agreement was $0.7 million. The Company's oil production is not materially affected by seasonality. The returns under the hedge agreement are affected by world-wide crude oil prices, which are subject to wide fluctuation in response to a variety of factors that are beyond the control of the Company.

There are presently no restrictions in either Venezuela or Russia that restrict converting U.S. dollars into local currency. However, during 1994, Venezuela implemented exchange controls which significantly limit the ability to convert local currency into U.S. dollars. Because payments made to Benton-Vinccler are made in U.S. dollars into its United States bank account, and Benton-Vinccler is not subject to regulations requiring the conversion or repatriation of those dollars back into the country, the exchange controls have not had to date a material adverse effect on Benton-Vinccler or the Company. Currently, there are no exchange controls in Russia that restrict conversion of local currency into U.S. dollars.

Within the United States, inflation has had a minimal effect on the Company, but is potentially an important factor in results of operations in Venezuela and Russia. With respect to Benton-Vinccler and GEOILBENT, substantially all of the sources of funds, including the proceeds from oil sales, the Company's contributions and credit financings, are denominated in U.S. dollars, while local transactions in Russia and Venezuela are conducted in local currency. If the exchange controls described above continue in Venezuela, then inflation could be expected to have an adverse effect on Benton-Vinccler.

During the year ended December 31, 1995, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian rouble during periods when Benton-Vinccler and GEOILBENT had substantial net monetary liabilities denominated in bolivares and roubles. During the year ended December 31, 1995, the Company's net foreign exchange gains attributable to its Venezuelan operations were $1.0 million and net foreign exchange losses attributable to its Russian operations were $0.1 million. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the influence of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

CAPITAL RESOURCES AND LIQUIDITY

The oil and gas industry is a highly capital intensive business. The Company requires capital principally to fund the following costs: (i) drilling and completion costs of wells and the cost of production and transportation facilities; (ii) geological, geophysical and seismic costs; and (iii) acquisition of interests in oil and gas properties. The amount of available capital will affect the scope of the Company's operations and the rate of its growth.

The net funds raised and/or used in each of the operating, investing and financing activities for each of the years in the three year period ended December 31, 1995 are summarized in the following table and discussed in further detail below:

                                                                   YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                         1995               1994                  1993
                                                       -------             ------               -------
          Net cash provided by (used in) operating
              activities                             $ 32,349,456        $ 13,462,789          $(1,789,965)
          Net cash used in investing activities       (53,643,733)        (55,078,138)         (18,618,794)
          Net cash provided by financing activities    13,281,707          19,499,799           43,043,889
                                                     ------------        ------------          -----------
          Net increase (decrease) in cash            $ (8,012,570)       $(22,115,550)         $22,635,130
                                                     ============        ============          ===========

At December 31, 1995, the Company had current assets of $51.6 million (including $19.3 million of cash restricted as collateral for a loan to Benton-Vinccler), and current liabilities of $54.5 million (including a $19.3 million loan collateralized by restricted cash), resulting in a working capital deficit of $2.9 million and a current ratio of .95:1. This compares to the Company's working capital of $21.8 million at December 31, 1994. The decrease of $24.7 million was due primarily to the use of working capital for capital expenditures in Venezuela.

Cash Flow from Operating Activities. During 1995 and 1994, net cash provided by operating activities was approximately $32.4 million and $13.5 million, respectively, and during 1993, net cash used in operating activities was approximately $1.8 million. Cash flow from operating activities increased by $18.9 million and $15.3 million in 1995 and 1994, respectively, over the prior year due primarily to increased oil and gas production in Venezuela.

Cash Flow from Investing Activities. During 1995, 1994 and 1993, the Company had drilling and production related capital expenditures of approximately $68.3 million, $39.6 million and $26.2 million, respectively. Of the 1995 expenditures, $49.0 million was attributable to the development of the South Monagas Unit in Venezuela, $12.4 million related to the development of the North Gubkinskoye Field in Russia, $6.0 million related to drilling activity in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields in Louisiana, and $0.9 million was attributable to other projects. The Company also sold certain oil and gas properties for net proceeds of approximately $15.4 million, $5.8 million and $7.8 million in 1995, 1994 and 1993, respectively.

In March 1996, the Company agreed to sell to Shell all of its interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields for a purchase price of $35.4 million. Proceeds of the sale will be used to repay debt as described below and for working capital purposes in Venezuela and other international activities.

Cash Flow from Financing Activities. On June 30, 1995, the Company issued $20 million in senior unsecured notes due June 30, 2007, with interest at 13% per annum, payable semi-annually on June 30 and December 31. Annual principal payments of $4 million are due on June 30 of each year beginning on June 30, 2003. Early payment of the notes would result in a substantial prepayment premium. The note agreement contains financial covenants including a minimum ratio of current assets to current liabilities and a maximum ratio of funded liabilities to net worth and to domestic oil and gas reserves. The note agreement also provides for limitations on liens, additional indebtedness, certain capital expenditures, dividends, sales of assets and mergers. Additionally, in connection with the issuance of the notes, the Company issued warrants entitling the holder to purchase 125,000 shares of common stock at $17.09 per share, subject to adjustment in certain circumstances, that are exercisable on or before June 30, 2007. Upon consummation of the sale of the U.S. properties to Shell, the Company expects to refinance these senior unsecured notes and will pay a prepayment premium estimated to be $7.7 million. The holders of the senior notes have provided consent to the sale of the U.S. properties and such consent requires payment of the notes on or before June 30, 1996. There can be no assurance that the Company will be able to refinance such notes prior to June 30, 1996, or the terms of any such financing.

On September 30, 1994, the Company issued $15 million in senior unsecured notes due September 30, 2002, with interest at 13% per annum. The note agreement contains financial covenants and provides for limitations on sales of assets. The holders of the senior unsecured notes have provided consent to the sale of the U.S. properties to Shell, and such consent requires the prepayment of the notes at the time of such sale, expected to occur on or prior to April 30, 1996. Upon consummation of the sale of such properties to Shell, the Company will prepay the outstanding principal and accrued interest on the senior notes, with a prepayment premium of approximately $3.4 million.

On December 27, 1994, the Company entered into a revolving secured credit facility with a commercial bank. Under the terms of the credit agreement, the Company may borrow up to $15 million, with the initial available principal limited to $10 million. The credit facility is secured by the U.S. properties. Upon consummation of the sale of the U.S. properties to Shell, the Company will repay the principal outstanding of approximately $5 million, with accrued interest, and payment for net profits interest of up to $1.8 million, and the credit facility will no longer be available to the Company.

In February 1994, the Company and Benton-Vinccler entered into a six month loan arrangement with Morgan Guaranty to repay commercial paper and for working capital requirements, which has subsequently been renewed on a monthly basis. Under such arrangement, Benton-Vinccler may borrow up to $25 million, of which $10 million may be borrowed on a revolving basis. Borrowings under this loan arrangement are secured by cash collateral in the form of a time deposit from the Company. The loan arrangement contains no restrictive covenants and no financial ratio requirements. The principal amount of such loan outstanding at December 31, 1995 was $19.3 million. Benton-Vinccler can borrow an additional $5.7 million under the loan arrangement if the Company provides a time deposit to secure such additional borrowings.

On March 14, 1996, the Company accepted a commitment from Morgan Guaranty Trust Company for a $50 million facility to be provided to Benton-Vinccler and guaranteed by the Company, secured by payments made under the operating service agreement with Lagoven. Availability of the facility is subject to agreement on specific terms and completion of loan documentation. Of the proposed facility, $18 million will represent a 5-year standby letter of credit for performance under the Delta Centro exploration agreements. If the facility is completed, any loans drawn on the $32 million, 12-month credit facility will bear interest for the first six months of the loan at an annual rate of LIBOR plus 3% and for the second six months of the loan at an annual rate of LIBOR plus 3.75%. The loan agreement is expected to contain financial covenants and limitations customary in similar loan transactions. In connection with the loan agreement, the Company has agreed to pay to Morgan Guaranty an arrangement fee.

The Company expects 1996 capital expenditures to be approximately $100 million, including $12 million in expenditures for Russia (net to the Company's interest), which is dependent on proposed EBRD or other financing, which may or may not be obtained. See Item 1.Business--North Gubkinskoye, Russia--Drilling and Development Activity. Funding is expected to come from the issuance of debt or equity securities, cash flow from operations, sales of property interests, or project and trade financing sources. There can be no assurance that such financing will become available under terms and conditions acceptable to the Company, which may result in reduced capital expenditures in the Company's principal areas of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this item is included herein on pages S-1 through S-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No information is required to be reported under this item.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                      *

ITEM 11. EXECUTIVE COMPENSATION

                                      *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                      *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      *


* Reference is made to information under the captions "Election of Directors", "Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

INDEPENDENT AUDITORS' REPORT
- ----------------------------

Board of Directors and Stockholders
Benton Oil and Gas Company
Carpinteria, California

We have audited the accompanying consolidated balance sheets of Benton Oil and Gas Company and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benton Oil and Gas Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Los Angeles, California
March 20, 1996

                                                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                                                           CONSOLIDATED BALANCE SHEETS
                                                           ---------------------------
                                                                                                            December 31,
                                                                                           -----------------------------------
                                                                                                   1995             1994
                                                                                                   ----             ----
ASSETS
- ------
    CURRENT ASSETS:

        Cash and cash equivalents                                                          $  6,179,998           $ 14,192,568
        Restricted cash (Note 4)                                                             20,314,000             19,550,000
        Accounts receivable:
          Accrued oil and gas revenue                                                        22,069,217              9,357,782
          Joint interest and other (Note 11)                                                  2,869,962              3,880,808
        Property held for sale (Note 2)                                                                             14,887,700
        Prepaid expenses and other                                                              214,622                563,839
                                                                                           ------------           ------------
             TOTAL CURRENT ASSETS                                                            51,647,799             62,432,697

    OTHER ASSETS (Notes 3 and 11)                                                             3,434,760              1,305,997


    PROPERTY AND EQUIPMENT (Notes 2, 3, 5, 10, 14  and 15):
        Oil and gas properties (full cost method - costs of
             $17,925,371 and $16,695,284 excluded from
             amortization in 1995 and 1994, respectively)                                   177,110,550            117,454,164
        Furniture and fixtures                                                                2,539,233              1,439,484
                                                                                           ------------           ------------
                                                                                            179,649,783            118,893,648
        Accumulated depletion and depreciation                                             (19,982,244)            (20,071,223)
                                                                                           -----------            -----------
                                                                                            159,667,539             98,822,425
                                                                                           ------------           ------------
                                                                                           $214,750,098           $162,561,119
                                                                                           ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
    CURRENT LIABILITIES:
        Accounts payable:
          Revenue distribution                                                            $   2,692,751           $    594,782
          Trade and other                                                                    19,777,018             11,426,105
        Accrued interest payable, payroll and related taxes                                   1,687,648              1,199,096
        Income taxes payable                                                                  1,039,166
        Short term borrowings (Note 4)                                                       21,905,480             21,035,401
        Current portion of long term debt (Notes 3 and 14)                                    7,433,339              6,392,114
                                                                                           ------------           ------------
             TOTAL CURRENT LIABILITIES                                                       54,535,402             40,647,498

    LONG TERM DEBT (Notes 3 and 14)                                                          49,486,306             31,911,164


    MINORITY INTEREST (Note 10)                                                               7,047,791              1,743,660

    COMMITMENTS AND CONTINGENCIES (Notes 5, 14 and 15)

    STOCKHOLDERS' EQUITY (Notes 2, 3, 7, 8, and 10):
        Preferred stock, par value $0.01 a share;
             authorized 5,000,000 shares; outstanding, none
        Common stock, par value $0.01 a share;
             authorized 40,000,000 shares; issued and
             outstanding 25,508,605 and 24,899,848 shares at
             December 31, 1995 and 1994, respectively                                           255,086                248,998
        Additional paid-in capital                                                           97,745,794             92,921,115
        Retained earnings (deficit)                                                           5,679,719            (4,911,316)
                                                                                           ------------           -----------
             TOTAL STOCKHOLDERS' EQUITY                                                     103,680,599             88,258,797
                                                                                           ------------           ------------
                                                                                           $214,750,098           $162,561,119
                                                                                           ============           ============

  See notes to consolidated financial statements.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                      Years Ended December 31,
                                                                       ---------------------------------------------------
                                                                             1995               1994                  1993
                                                                           ---------          ---------            -----------
REVENUES
  Oil and gas sales (Notes 13 and 15)                                      $62,156,694        $31,942,810         $ 7,222,310
  Net gain (loss) on exchange rates                                            997,820          1,445,307            (206,481)
  Investment earnings                                                        1,770,512          1,180,824             393,843
  Other                                                                        142,632            135,865              94,124
                                                                           -----------        -----------         -----------
                                                                            65,067,658         34,704,806           7,503,796
                                                                           -----------        -----------         -----------
EXPENSES

  Lease operating costs and production taxes                                10,702,797          9,531,264           5,110,264
  Depletion, depreciation and amortization                                  17,411,089         10,298,112           2,632,924
  General and administrative                                                 9,410,187          5,241,295           2,631,445
  Interest                                                                   7,497,187          3,887,961           1,957,753
  Litigation settlement expenses (Note 5)                                    1,673,272
                                                                           -----------        -----------         -----------
                                                                            46,694,532         28,958,632          12,332,386
                                                                           -----------        -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                     18,373,126          5,746,174         (4,828,590)
                                                                             2,477,960            697,802
INCOME TAX EXPENSE (Note 6)                                                 ----------        -----------         -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                                      15,895,166          5,048,372         (4,828,590)
MINORITY INTEREST  (Note 10)                                                 5,304,131          2,094,211
                                                                           -----------        -----------         -----------


NET INCOME (LOSS)                                                          $10,591,035        $ 2,954,161        $(4,828,590)
                                                                           ===========        ===========         ===========

NET INCOME (LOSS) PER COMMON SHARE (Note 12)                               $      0.40        $      0.12         $    (0.26)
                                                                           ===========        ===========         ===========


See notes to consolidated financial statements.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                  Years Ended December 31, 1995, 1994 and 1993


                                               COMMON                     ADDITIONAL            RETAINED
                                               SHARES        COMMON        PAID-IN              EARNINGS
                                              ISSUED         STOCK         CAPITAL             (DEFICIT)            TOTAL
                                              ----------------------------------------------------------------------------
 Balance at January 1, 1993                  17,441,397     $174,414        $53,330,742         $(3,036,887)        $50,468,269


 Issuance of common shares:
    Exercise of warrants                          2,500           25             18,225                                  18,250
    Exercise of stock options                   284,211        2,842            540,490                                 543,332
    Sale of common stock                      7,000,000       70,000         35,585,406                              35,655,406
    Redeemable common stock                                                   2,022,323                               2,022,323
 Retirement of stock                            (51,260)        (513)                                                      (513)
 Compensation expense
    attributed to stock options                                                 142,420                                 142,420
 Net loss for the year                                                                           (4,828,590)         (4,828,590)
                                           ------------   ----------        -----------         -----------        ------------
 Balance at December 31, 1993                24,676,848      246,768         91,639,606          (7,865,477)         84,020,897


 Issuance of common shares:
    Exercise of stock options                    23,000          230             83,509                                  83,739
    Acquisitions                                200,000        2,000          1,198,000                               1,200,000
 Net income for the year                                                                          2,954,161           2,954,161
                                           ------------   ----------        -----------         -----------        ------------
 Balance at December 31, 1994                24,899,848      248,998         92,921,115          (4,911,316)         88,258,797

 Issuance of common shares:
    Exercise of warrants                          3,155           32             28,663                                  28,695
    Exercise of stock options                   272,580        2,726          1,335,330                               1,338,056
    Conversion of notes and
       debentures                               333,022        3,330          3,506,713                               3,510,043
    Securities registration costs                                               (46,027)                                (46,027)
 Net income for the year                                                                         10,591,035          10,591,035
                                           ------------   ----------        -----------         -----------        ------------
 Balance at December 31, 1995                25,508,605   $  255,086        $97,745,794         $ 5,679,719        $103,680,599
                                           ============   ==========        ===========         ===========        ============

See notes to consolidated financial statements.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                       Years Ended December 31,
                                                                          ----------------------------------------------

                                                                               1995            1994            1993
                                                                           -------------  --------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                           $ 10,591,035    $  2,954,161   $  (4,828,590)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depletion, depreciation and amortization                                    17,411,089      10,298,112       2,632,924
  Compensation expense attributed to stock options                                                               142,420
  Net earnings from limited partnerships                                         (57,685)        (63,486)       (106,230)
  Amortization of financing costs                                                184,447         114,311         139,444

  Interest paid in stock                                                                                          20,145
  Loss on disposal of assets                                                      16,211
  Minority interest in undistributed earnings of subsidiary                    5,304,131       2,094,211
  Increase in accounts receivable                                            (12,882,072)    (10,384,670)     (1,465,725)
  (Increase) decrease in prepaid expenses and other                              349,217         (84,905)       (288,217)
  Increase in accounts payable                                                 9,905,365       7,974,335       1,759,747
  Increase in accrued interest payable, payroll and related taxes                488,552         560,720         204,117

Increase in income taxes payable                                               1,039,166
                                                                            ------------    ------------    ------------

     TOTAL ADJUSTMENTS                                                        21,758,421      10,508,628       3,038,625
                                                                            ------------    ------------    ------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      32,349,456      13,462,789      (1,789,965)
                                                                            ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                15,408,368       5,803,215       7,822,120
  Additions of property and equipment                                        (68,288,101)    (39,631,547)    (26,169,581)
  Increase in restricted cash                                                   (764,000)    (19,250,000)       (300,000)
  Distributions from limited partnerships                                                        502,167          28,667
  Payment for purchase of Benton-Vinccler, net of cash acquired                               (2,501,973)
                                                                            ------------    ------------    ------------

     NET CASH USED IN INVESTING ACTIVITIES                                   (53,643,733)    (55,078,138)    (18,618,794)
                                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of common stock                                                                          36,120,000
  Direct offering costs                                                                                         (464,594)
  Net proceeds from exercise of stock options and warrants                     1,319,767          83,740         561,582
  Proceeds from issuance of notes payable                                     22,157,500      21,360,000
  Proceeds from short term borrowings                                          2,400,000      23,217,775       7,668,588
  (Increase) decrease in other assets                                           (596,224)       (455,358)          3,460
  Payments on short term borrowings and notes payable                        (11,999,336)    (24,706,358)       (672,230)
  Deficiency payments on redeemable common stock                                                                (172,917)
                                                                            ------------    ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                13,281,707      19,499,799      43,043,889
                                                                            ------------    ------------    ------------
     NET INCREASE (DECREASE) IN CASH                                          (8,012,570)    (22,115,550)     22,635,130


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                14,192,568      36,308,118      13,672,988
                                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  6,179,998    $ 14,192,568    $ 36,308,118
                                                                            ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for interest expense                            $  7,011,623    $  3,299,189    $  1,838,848
                                                                            ============    ============    ============
  Cash paid during the year for income taxes                                $  1,885,291    $    715,507
                                                                            ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 1995, $1,393,000 of the Company's 8% convertible notes and $2,118,000 of the Company's 8% convertible debentures were retired in exchange for 118,785 and 214,237 shares of the Company's common stock, respectively.

During the year ended December 31, 1995, the Company financed the purchase of oil and gas equipment and services in the amount of $10,384,809 and leased office equipment in the amount of $54,473. Also during 1995, the Company acquired residential real estate for $1,725,000 in exchange for accounts and notes receivable from an officer of the Company totaling $1,181,483 resulting in an account payable of $543,517 (See Note 11).

During the year ended December 31, 1994, the Company converted $143,658 of accounts payable into a note payable, financed the purchase of computer equipment in the amount of $105,000 and financed the purchase of oil and gas equipment in the amount of $1,733,675.

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

During the year ended December 31, 1993, the Company converted $2,113,429 of accounts payable into a note payable and entered into capital lease agreements for the purchase of furniture and fixtures in the amount of $79,521.





See notes to consolidated financial statements.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  Years Ended December 31, 1995, 1994 and 1993

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Benton Oil and Gas Company (the "Company") engages in the exploration, development, production and management of oil and gas properties.

The Company and its subsidiary, Benton Oil and Gas Company of Louisiana, participated as the managing general partner of three oil and gas limited partnerships formed during 1989 through 1991. Under the provisions of the limited partnership agreements, the Company received compensation as stipulated therein, and functioned as an agent for the partnerships to arrange for the management, drilling, and operation of properties, and assumed customary contingent liabilities for partnership obligations. In November 1995, the Company made an offer to holders of the limited partnership interests to exchange their interests for an aggregate of 168,362 shares of common stock and warrants to purchase 587,783 shares of common stock at $11 per share. The exchange was completed in January 1996 and the partnerships were liquidated (See Note 14).

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investments in limited partnerships, the Russia joint venture ("GEOILBENT") and the Venezuelan joint venture (through December 31, 1993) are proportionately consolidated based on the Company's ownership interest. Effective January 1, 1994, the Venezuela joint venture was incorporated and, as a result of the Company's acquisition of additional capital stock of such corporation (see Note 10), has been fully consolidated. Beginning in 1995, GEOILBENT (owned 34% by the Company) has been included in the consolidated financial statements based on a fiscal period ending September
30. This change was made to provide adequate time for the accumulation and review of financial information from the joint venture for both quarterly and annual reporting purposes. This change did not have a material effect on the consolidated financial statements (see Note 15). All material intercompany profits, transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months.

ACCOUNTS RECEIVABLE

The Company's accounts receivable are considered fully collectible; therefore, no allowance is considered necessary.

OTHER ASSETS

Other assets consist principally of costs associated with the issuance of long term debt and at December 31, 1995 residential real estate held for sale which the Company expects to sell in 1996. Debt issuance costs are amortized on a straight-line basis over the life of the debt.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $2,282,194, $1,696,330 and $1,736,678 for the years ended December 31, 1995, 1994 and 1993, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Depletion expense attributable to the Venezuelan cost center for the years ended December 31, 1995, 1994 and 1993 was $11,392,777, $4,998,213 and
$229,080 ($2.09, $1.98 and $1.43 per equivalent barrel), respectively. Depletion expense attributable to the Russian cost center for the years ended December 31, 1995, 1994 and 1993 was $1,512,821, $837,818 and $99,207 ($3.08,
$2.85 and $3.51 per equivalent barrel), respectively. Depletion expense attributable to the United States cost center for the years ended December 31, 1995, 1994 and 1993 was $4,187,440, $4,247,304 and $2,142,133 ($5.98, $7.46 and
$6.47 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $310,038, $185,336 and $123,623 for the years ended December 31, 1995, 1994 and 1993, respectively.

TAXES ON INCOME

Deferred income taxes reflect the net tax effects, calculated at currently effective rates, of (a) future deductible/taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded, if necessary, to reduce net deferred income tax assets to the amount expected to be recoverable.

FOREIGN CURRENCY

The Company has significant operations outside of the United States, principally in Russia and Venezuela. Both Russia and Venezuela are considered highly inflationary economies and as a result, operations in those countries are remeasured in United States dollars and any currency gains or losses are recorded in the statement of operations. The Company attempts to manage its operations in a manner to reduce its exposure to foreign exchange losses; however, there are many factors which affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond the influence of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the United States dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, commercial paper and other short-term borrowings and debt instruments. In addition, in 1994 the Company entered into a commodity hedge agreement (see Note 15). The book values of all financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturity. The book values of the Company's debt instruments, except the convertible subordinated debentures and notes, are considered to approximate their fair values because the interest rates of these instruments are based on current rates offered to the Company. Based on the last trading sale price on December 31, 1995 and 1994, the convertible subordinated debentures had a fair value of approximately $5,948,000 and $6,685,000, respectively. As discussed in Note 3, substantially all of the notes have been converted early in 1996. There was no active market for the convertible subordinated notes. Based on discounting the future cash flows related to the notes at interest rates currently offered to the Company, approximately 13%, the notes would have had a fair value of approximately $3,600,000 at December 31, 1994. The fair value of the hedge agreement is the estimated amount the Company would have to pay to terminate the agreement, taking into account current oil prices and the current creditworthiness of the hedge counterparties. The estimated termination cost associated with the hedge agreement at December 31, 1995 and 1994 is approximately $834,000 and $1,132,000, respectively.

STOCK OPTIONS

Statement of Financial Accounting Standards No. 123 regarding accounting for stock-based compensation is effective for the Company beginning January 1, 1995. SFAS 123 requires expanded disclosures of stock-based compensation arrangements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain items in 1994 and 1993 have been reclassified to conform to the 1995 financial statement presentation.


Note 2 - Acquisitions and Sales

In June 1993, the Company sold 50% of its interests in the Belle Isle and Rabbit Island Fields in exchange for reimbursement of certain expenditures incurred through the closing date plus the additional reimbursement of certain future costs as incurred. As of December 31, 1995, $6.6 million of the Company's costs have been reimbursed. Additionally, in May 1993, the Company sold its interest in the South Scott Prospect in Lafayette Parish, Louisiana for $1.5 million. The proceeds from these sales were used for working capital purposes.

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

In November 1994, the Company sold a 10.8% working interest (24.9% of the Company's 43.3% working interest) in the West Cote Blanche Bay Field for approximately $5.8 million.

In March 1995, the Company sold its 32.5% working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field for a purchase price of approximately $14.9 million. The sales price has been reflected as property held for sale at December 31, 1994.

In March 1996, the Company entered into an agreement to sell to Shell Offshore Inc. ("Shell") all of its interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields effective December 31, 1995, for a purchase price of approximately $35.4 million (see Notes 14 and 15).

Note 3 - Long Term Debt

Long term debt consists of the following at December 31:


                                                                           1995                     1994
                                                                     ----------------         ----------------

Senior unsecured notes with interest at 13%.
   See description below.                                                $35,000,000             $15,000,000
Revolving secured credit facility.  Interest
   payments due quarterly beginning
   March 31, 1995.  Principal payments due
   quarterly beginning March 31, 1997.
   See description below.                                                  5,000,000               5,000,000
Convertible subordinated debentures with
   interest at 8%.  See description
        below.                                                             4,310,000               6,428,000
Convertible subordinated notes with interest
   at 8%.   See description below.                                         3,269,000               4,662,000
Non-interest bearing promissory notes. See Note 10.                        1,000,000               5,747,878
Vendor financing with interest ranging from 10.5 - 13.5%.
        Principal and interest payments are due in varying
        installments through April 1997.  Unsecured.                       6,234,357
Bank financing with interest at LIBOR plus
        7.5%. Secured by certain GEOILBENT
        oil export proceeds.  See description below.                         850,000               1,292,000
Bank financing with interest at 8.875%.  Principal
   and interest due in monthly installments of $9,156
   with the unpaid balance due January 5, 1998.  Secured
   by residential real estate.                                             1,137,500
Other--various equipment purchases and
   leases with principal and interest
   payments due monthly from $180 to $3,381.
   Interest rates vary from 10.0% to 16.91%.
   Notes and leases mature from March 1996 to
   March 2000.                                                               118,788                 173,400
                                                                        ------------           -------------
                                                                          56,919,645              38,303,278
Less current portion                                                       7,433,339               6,392,114
                                                                        ------------            ------------
                                                                         $49,486,306             $31,911,164
                                                                         ===========             ===========

On June 30, 1995, the Company issued $20 million in senior unsecured notes due June 30, 2007, with interest at 13% per annum, payable semi- annually on June 30 and December 31. Annual principal payments of $4 million are due on June 30 of each year beginning on June 30, 2003. Early payment of the notes could result in a substantial prepayment penalty. The note agreement contains financial covenants including a minimum ratio of current assets to current liabilities and a maximum ratio of funded liabilities to net worth and to domestic oil and gas reserves. The note agreement also provides for limitations on liens, additional indebtedness, certain capital expenditures, dividends, sales of assets and mergers. Additionally, in connection with the issuance of the notes, the Company issued warrants entitling the holder to purchase 125,000 shares of common stock at $17.09 per share, subject to adjustment in certain circumstances, that are exercisable on or before June 30, 2007. In March 1996, in conjunction with the sale of the Company's Gulf Coast properties, the Company agreed to prepay the notes and corresponding prepayment premiums, which are estimated to be approximately $7.7 million (see Note 14). At December 31, 1995, the Company was in default on certain financial covenants. The lender has waived any defaults under the financial covenants until the completion of refinancing arrangements or June 30, 1996, whichever is earlier.

On September 30, 1994, the Company issued $15 million in senior unsecured notes due September 30, 2002, with interest at 13% per annum. Interest is payable semi-annually on March 30 and September 30 beginning March 30, 1995. Annual principal payments of $3 million are due on September 30 of each year beginning on September 30, 1998. Early payment of the notes could result in a substantial prepayment penalty. The note agreement contains financial covenants including a minimum ratio of current assets to current liabilities and a maximum ratio of liabilities to net worth or domestic oil and gas reserves. The note agreement also provides for limitations on liens, additional indebtedness, certain capital expenditures, dividends, sales of assets and mergers. Additionally, in connection with the issuance of the notes, the Company issued warrants entitling the holder to purchase 250,000 shares of common stock at $9.00 per share, subject to adjustment in certain circumstances, that are exercisable on or before September 30, 2002. In March 1996, in conjunction with the sale of the Company's Gulf Coast properties, the Company agreed to prepay the notes and corresponding prepayment premiums, which are estimated to be approximately $3.4 million (see Note 14). At December 31, 1995, the Company was in default on certain financial covenants. The lender has waived any defaults under the financial covenants until the date of sale of the properties or April 30, 1996, whichever is earlier.

On December 27, 1994, the Company entered into a revolving secured credit facility. Under the credit agreement, the Company may borrow up to $15 million, with the initial available principal limited to $10 million, on a revolving basis for two years, at which time the facility will become a term loan due December 31, 1999. Borrowings under the credit agreement are secured in part by mortgages on the Company's U.S. properties and in part by a guarantee provided by the financial institution which arranged the credit facility. Interest on borrowings under the credit agreement accrues, at the Company's option, at either a floating rate (higher of prime rate plus 3% or the Federal Funds Rate plus 5%) or a fixed rate (rate of interest at which deposits of dollars are available to lender in the interbank eurocurrency market plus 4.5%). At December 31, 1995 and 1994, the rates in effect were 10.2% and 11.1%, respectively. The floating rate borrowings may be prepaid at any time without penalty and the fixed rate borrowings may be repaid on the last day of an interest period without penalty, or at the option of the Company during an interest period upon payment of a make-whole premium. The credit agreement contains financial covenants including a minimum ratio of current assets to current liabilities and maximum ratio of liabilities to net worth or domestic oil and gas reserves, and also provides for limitations on liens, dividends, sales of assets and mergers. Additionally, in exchange for the credit enhancement, the arranging financial institution and commercial bank received warrants entitling the holder to purchase 50,000 shares of common stock at $12.00 per share, subject to adjustment in certain circumstances, that are exercisable on or before December 2004, and the arranging institution receives a 5% net profits interest in the Company's properties whose
development is financed by the facility.    The Company will repay  borrowings
under the credit facility in conjunction with the sale of the Company's Gulf Coast properties (see Note 14). At December 31, 1995, the Company was in default on certain financial covenants. The lender has waived any defaults under the financial covenants until the date of sale of the properties or April 30, 1996, whichever is earlier.

In May 1992, the Company issued $6,428,000 aggregate principal amount of publicly offered 8% Convertible Subordinated Debentures ("Debentures") due May 1, 2002, convertible at the option of the holder at 101.157 shares per $1,000 principal amount with interest payments due May 1 and November 1. Net proceeds to the Company were approximately $5,711,000 and were used primarily to repay certain indebtedness. At the Company's option, it may redeem the Debentures in whole or in part at any time on or after May 1, 1994, at 105% of par plus accrued interest, declining annually to par on May 1, 1999. The Debentures also provide that the holders can redeem their debentures following a change in control (as defined) of the Company. The Company has the option to pay the repurchase price in cash or shares of its common stock. During 1995, holders of Debentures with a par value of $2,118,000 elected to convert their debentures for 214,237 shares of common stock.

In October 1991, the Company issued $4,662,000 aggregate principal amount of privately placed 8% Convertible Subordinated Notes ("Notes") due October 1, 2001, convertible at the option of the note holder at 85.259 shares per $1,000 principal amount with interest payments due April 1 and October 1. Net proceeds to the Company were approximately $4,237,000. The Company had the option to prepay the Notes in whole or in part at any time on or after October 1, 1993 at 105% of the principal amount plus accrued interest declining annually to the principal amount on October 1, 1998. The Notes also provided that the holders could redeem their Notes in cash following a change in control (as defined) of the Company. In December 1995, the holders of the notes were notified of the Company's intention to prepay the notes on February 12, 1996 at 103% of the principal amount plus accrued interest. As a result, holders of all except $43,000 principal amount of unconverted notes elected to convert their notes for shares of common stock and on February 12, 1996, the Company prepaid the remaining note principal of $43,000 plus premium and accrued interest. Accordingly, at December 31, 1995, $43,000 is reflected as current portion of long term debt and the remaining balance of $3,226,000 representing notes converted to common shares is reflected in long term debt. During 1995, holders of a total of $1,393,000 of notes elected to convert their notes for 118,785 shares of common stock.

In August 1994, GEOILBENT entered into an agreement with International Moscow Bank for a $4 million loan with the following terms: 14 monthly payments, interest at LIBOR plus 7.5%, with interest only payments for the first four months and monthly principal and interest payments thereafter. In connection with this agreement, the Company provided to International Moscow Bank a guarantee of payment under which the Company has agreed to pay such loan in full if GEOILBENT fails to make the scheduled payments. In March 1995, GEOILBENT's credit facility with International Moscow Bank was expanded to $6 million with interest only payments for three months and monthly principal and interest payments thereafter. The Company has guaranteed this indebtedness. At December 31, 1995 and 1994, the Company's share of the outstanding balance was $0.9 and $1.3 million, respectively.

The principal requirements for the long term debt outstanding at December 31, 1995 are due as follows for the years ending December 31:

              1996                                      $  7,433,339
              1997                                         2,467,311
              1998                                         5,800,410
              1999                                         4,679,978
              2000                                         3,002,607
              Subsequent Years                            30,310,000
                                                         -----------
                                                         $53,693,645
                                                         ===========


Note 4 - Short Term Borrowings

In 1994, Benton-Vinccler borrowed $22 million from Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay commercial paper and for working capital requirements. The credit facility is collateralized in full by time deposits from the Company, bears interest at LIBOR plus 3/4% (6.5% and 6.7% at December 31, 1995 and 1994, respectively) and is renewed on a monthly basis. Under the loan arrangement, Benton- Vinccler may borrow up to $25 million, of which $10 million may be borrowed on a revolving basis. The loan arrangement contains no restrictive covenants and no financial ratio covenants. Benton-Vinccler made a payment of $2.75 million in September 1994, leaving a balance of $19.25 million. The Company is presently pursuing several options for long term financing for Benton-Vinccler.

During the fourth quarter of 1994 and the year ending December 31, 1995, Benton-Vinccler acquired approximately $4.1 million of drilling and production equipment from trading companies and suppliers under terms which include repayment within a 12-month period in monthly and quarterly installments at interest rates from 6.7% to 10.75%. At December 31, 1995 and 1994, approximately $0.7 and $1.5 million related to these loans was outstanding, respectively.

In June 1994, GEOILBENT entered into a payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The payment advance of $2.5 million against future oil shipments, which bore an effective discount rate of 12%, was repaid through withholdings from oil sales on a monthly basis through December 1994. In March and August 1995, GEOILBENT received $3.0 million and $2.0 million, respectively, in production payment advances pursuant to similar agreements with NAFTA Moscow containing similar terms. At December 31, 1995, the Company's share of the outstanding liability was approximately $1.0 million. Additionally, the Company has other short term borrowings which aggregate approximately $1.0 million at December 31, 1995.

Note 5 - Commitments and Contingencies

The state leases relating to the West Cote Blanche Bay Field, the portion of the Belle Isle Field owned by Texaco and the Rabbit Island Field, were the subject of litigation between Texaco and the State of Louisiana. The Company's interests in the Fields, which include substantially all of the Company's domestic reserves, were originally owned by Texaco under certain leases granted by the State. Although the Company was not a party to this litigation, its interests in the Fields were subject to the litigation. In February 1994, the State and Texaco entered into a Global Settlement Agreement to settle all disputes related to this litigation. As a result of this agreement, Texaco has committed to certain acreage development and drilling obligations which may affect the Company and certain of its Louisiana properties. The Company believes that the settlement and the subsequent sale of the working interest by Texaco to Apache Corporation should have no effect on its proved reserves and should have no material adverse effect on the Company.

Investors in partnerships which were sponsored by a third party have sued the Company on the theory that since it provided oil and gas drilling prospects to those partnerships and operated substantially all of their properties, it was responsible for alleged violations of securities laws in connection with the offer and sale of interests, contractual breach of fiduciary duty and fraud. The Company has entered into a settlement agreement related to these claims, whereby the Company has paid $990,000 to the plaintiffs in full settlement of these claims. Legal fees of $683,272 in addition to the settlement amount have been included in litigation settlement expenses for the year ended December 31, 1995.

In the normal course of its business, the Company may periodically become subject to actions threatened or brought by its investors or partners in connection with the operation or development of its properties or the sale of securities. Prior to 1992, the Company was engaged in the formation and operation of oil and gas limited partnership interests. In 1992, the Company ceased raising funds through such sales. Certain of such limited partners in the Company's partnerships brought an action against the Company in connection with the Company's operation of the limited partnerships as managing general partner. The parties have agreed to submit the claims to binding arbitration. The arbitration is currently in the discovery stage. The plaintiffs seek actual and punitive damages for alleged actions and omissions by the Company in operating the partnerships and alleged misrepresentations made by the Company in selling the limited partnership interests. The Company intends to vigorously defend this action and does not believe the claims raised are meritorious. However, new developments could alter this conclusion at any time. The Company will be forced to expend time and financial resources to defend or resolve any such matters. The Company is also subject to ordinary litigation that is incidental to its business. None of the above matters are expected to have a material adverse effect on the Company.

The Company's aggregate rental commitments and related sub-leases for noncancellable agreements at December 31, 1995, are as follows:

                    Rental Commitments           Sub-leases
                    ------------------           ----------
                   1996           $  462,409      $(171,224)
                   1997              315,991
                   1998              319,160
                   1999              314,329
                   2000              308,652
                   Thereafter      1,234,608
                                  ----------      ---------
                                  $2,955,149      $(171,224)
                                  ==========       ========

Rental expense was $1,981,253, $255,650 and $233,934 for the years ended December 31, 1995, 1994 and 1993, respectively.


Note 6 - Taxes on Income

The tax effects of significant items comprising the Company's net deferred income taxes as of December 31, 1995 and 1994 are as follows:

                                                                        1995                      1994
                                                                   ---------------           --------------
        Deferred tax assets:
             Operating loss carryforwards                            $ 16,400,000             $ 13,509,000
             Foreign tax credit carryforwards                           2,500,000                  549,000
        Valuation allowance                                            (4,000,000)              (6,231,000)
                                                                     ------------             ------------
        Total                                                          14,900,000                7,827,000
                                                                     ------------             ------------

        Deferred tax liabilities:
             Difference in basis of property                            3,500,000                4,704,000
             Undistributed earnings of foreign subsidiaries            11,400,000                3,123,000
                                                                     ------------             ------------
        Total                                                          14,900,000                7,827,000
                                                                     ------------             ------------

        Net deferred tax liability                                   $        ---             $        ---
                                                                     ============             ============

A comparison of the income tax expense at the federal statutory rate to the Company's provision for income taxes is as follows:

                                                            1995                  1994                 1993
                                                       --------------        -------------       ---------------
     Income (loss) before income taxes:
         United States                                  $  (9,500,000)       $   (4,363,000)      $  (2,988,000)
         Foreign                                           27,873,000            10,109,000          (1,841,000)
                                                      ---------------        --------------        ------------
     Total                                             $   18,373,000        $    5,746,000        $ (4,829,000)
                                                       ==============        ==============        ============

     Computed tax expense at the statutory rate        $    6,431,000        $    2,011,000        $ (1,690,000)
     State income taxes, net of federal effect                919,000               287,000
     Minority interest                                     (2,229,000)             (907,000)
     Other                                                   (412,000)               76,000
     Change in valuation allowance                         (2,231,000)             (769,000)          1,690,000
                                                       --------------      ----------------      --------------
     Provision for income taxes                        $    2,478,000        $      698,000        $         --
                                                       ==============        ==============        ============

The provisions for income taxes for 1995 and 1994 consist primarily of foreign income taxes currently payable. The Company is providing for deferred income taxes on undistributed earnings of foreign subsidiaries.

The Company has provided a valuation allowance for the excess benefits of operating loss and tax credit carryforwards. As of December 31, 1995, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $41.0 million, expiring in the years 2003 through 2010. If the carryforwards are ultimately realized, approximately $3.0 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options.


Note 7 - Stock Options

The Company adopted its 1988 Stock Option Plan in December 1988 authorizing options to acquire up to 418,824 shares of common stock. Under the plan, incentive stock options were granted to key employees and other options, stock or bonus rights were granted to key employees, directors, independent contractors and consultants at prices equal to or below market price, exercisable over various periods.

The Company adopted its 1989 Nonstatutory Stock Option Plan during 1989 covering 2,000,000 shares of common stock which were granted to key employees, directors, independent contractors and consultants at prices equal to or below market prices, exercisable over various periods. The plan was amended during 1990 to add 1,960,000 shares of common stock to the plan.

As shares became exercisable under the 1988 and 1989 plans, the Company recorded compensation expense (a portion of which is associated with exploration overhead and is therefore capitalized) to the extent that the market price on the date of grant exceeded the option price. For the year ended December 31, 1993, compensation expense of $142,420 was recorded.

In September 1991, the Company adopted the 1991-1992 Stock Option Plan and the Directors' Stock Option Plan. The 1991-1992 Stock Option Plan permits the granting of stock options to purchase up to 2,500,000 shares of the Company's common stock in the form of incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") to officers and employees of the Company. Options may be granted as ISOs, NQSOs or a combination of each, with exercise prices not less than the fair market value of the common stock on the date of the grant. The amount of ISOs that may be granted to any one participant is subject to the dollar limitations imposed by the Internal Revenue Code of 1986, as amended.
In the event of a change in control of the Company, all outstanding options become immediately exercisable to the extent permitted by the 1991- 1992 Stock Option Plan. All options granted to date under the 1991-1992 Stock Option Plan vest ratably over a three-year period from their dates of grant.

The Directors' Stock Option Plan permits the granting of nonqualified stock options ("Director NQSOs") to purchase up to 400,000 shares of common stock to nonemployee directors of the Company. Upon election as a director and annually thereafter, each individual who serves as a nonemployee director automatically is granted an option to purchase 10,000 shares of common stock at a price not less than the fair market value of common stock on the date of grant. All Director NQSOs vest automatically on the date of the grant of the options.


                                                                                                1989 Nonstatutory
                                            1988 Stock Option Plan                               Stock Option Plan
                                 ---------------------------------------------------------------------------------------------
                                      Option           Option      Currently         Option          Option       Currently
                                      Prices           Shares      Exercisable       Prices          Shares      Exercisable

                                 ---------------------------------------------------------------------------------------------
Balance at January 1, 1993         $1.17 to $4.89   113,633       113,633        $1.39  to $11.75    1,252,146     852,148
                                                                  =======                                          =======
Options cancelled                                                                     $2.55            (40,000)
Options exercised                      $1.17        (33,633)                     $1.39  to $ 4.89     (250,579)
                                                   --------                                           --------
Balance at December 31, 1993                         80,000        80,000                              961,567     951,567
                                                                   ======                                          =======
Options exercised                                                                 $2.81 to $ 4.89      (23,000)
                                                   --------                                            -------

Balance at December 31, 1994           $4.89         80,000        80,000                              938,567     938,567
                                                                   ======                                          =======
Options exercised                      $4.89        (80,000)                      $1.39 to $ 4.89      (82,900)
                                                   --------                                             -------
Balance at December 31, 1995                              0             0         $1.39 to $11.75      855,667     855,667
                                                   ========       =======                              =======     =======

                                                        1991 - 1992
                                                    Stock Option Plan                      Directors' Stock Option Plan
                                 ---------------------------------------------------------------------------------------------
                                      Option           Option      Currently           Option          Option       Currently
                                      Prices           Shares      Exercisable         Prices          Shares      Exercisable
                                 ---------------------------------------------------------------------------------------------
Balance at January 1, 1993        $5.25 to $10.125    838,000       109,334         $6.25 to $10.25    80,000          9,999
                                                                    =======                                           ======
Options granted                   $8.13 to $  8.75    345,000                            $ 7.00        40,000
Options cancelled                 $7.75 to $10.125    (70,000)
                                                      -------

Balance at December 31, 1993                        1,113,000       365,332                           120,000         36,667
                                                                    =======                                           ======
Options granted                   $5.63 to $ 9.125    825,000                            $6.813        40,000
Options cancelled                     $10.125          (3,000)
                                                      -------
Balance at December 31, 1994                        1,935,000       733,334                           160,000        160,000
                                                                    =======                                          =======
Options granted                   $9.00 to $ 15.25    527,500                            $11.50        30,000

Options cancelled                 $5.25 to $  7.00    (56,667)
Options exercised                 $5.25 to $10.125   (109,680)
                                                     --------
Balance at December 31, 1995      $5.50 to $10.125  2,296,153     1,163,655         $6.25 to $11.50   190,000        190,000
                                                    =========     =========                           =======        =======

In addition to options issued pursuant to the plans, options for 80,000 and 135,000 shares of common stock were issued in 1994 and 1993, respectively, to individuals other than officers, directors or employees of the Company at prices ranging from $5.63 to $10.25. The options vest over three to four years and at December 31, 1995, 234,000 options were outstanding of which 140,667 options were vested.


Note 8 - Stock Warrants

During the years ended December 31, 1991, 1992, 1994 and 1995, the Company issued a total of 690,793, 658,617, 450,000 and 125,000 warrants, respectively. Each warrant entitles the holder to purchase one share of common stock at the exercise price of the warrant. Substantially all the warrants are immediately exercisable upon issuance.

In April 1991, 655,813 warrants were issued in connection with the privately placed sale of the Company's common stock. In October 1991, the Company issued 34,980 warrants to a placement agent who marketed the Company's 8% convertible subordinated notes.

In January 1992, 29,841 warrants were issued to a placement agent who sold shares in the public offering of the Company's stock. In February 1992, 37,118 warrants were issued in connection with the marketing of working interests in a well the Company drilled. Also in February 1992, 25,000 warrants were issued in connection with an acquisition of a working interest in a well of which 155 were exercised during the year ended December 31, 1995. In April 1992, 31,400 warrants were issued to a placement agent who marketed the Company's 8% convertible subordinated debentures and in July 1992, 5,000 warrants were issued to a consultant to the Company of which 2,500 and 1,000 were exercised during the years ended December 31, 1993 and 1995, respectively. The Company was the managing general partner of two limited partnerships that were liquidated in November 1992. In October 1992, 530,258 warrants were issued to the partners in these partnerships in connection with the liquidation of which 2,000 were exercised during the year ended December 31, 1995.

In September 1994, 250,000 warrants were issued in connection with the issuance of $15 million in senior unsecured notes and in December 1994, 50,000 warrants were issued in connection with a revolving secured credit facility.

In July 1994, the Company issued warrants entitling the holder to purchase a total of 150,000 shares of common stock at $7.50 per share, subject to adjustment in certain circumstances, that are exercisable on or before July 2004. 50,000 warrants were immediately exercisable, and 50,000 warrants become exercisable each July in 1995 and 1996.

In June 1995, 125,000 warrants were issued in connection with the issuance of $20 million in senior unsecured notes.

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at December 31, 1995 were:

                 Date Issued       Expiration Date    Exercise Price      Issued      Outstanding
             ------------------------------------------------------------------------------------
             April 1991          April 1996          $14.41*              592,786       592,786
             April 1991          April 1996           11.56*               63,027        63,027
             October 1991        October 1996         14.07                34,980        34,980
             January 1992        January 1997         12.03                29,841        29,841
             February 1992       February 1997        14.63*               37,118        37,118
             February 1992       February 1997         9.00                25,000        24,845
             April 1992          April 1997           10.30                31,400        31,400
             July 1992           July 1997             7.30                 5,000         1,500
             October 1992        October 1997         10.00               530,258       528,258
             July 1994           July 2004             7.50               150,000       150,000
             September 1994      September 2002        9.00               250,000       250,000
             December 1994       December 2004        12.00                50,000        50,000

             June 1995           June 2007            17.09               125,000       125,000
                                                                        ---------     ---------
                                                                        1,924,410     1,918,755
                                                                        =========     =========

* Price represents weighted average price.

Note 9 - Russian Export Tariff

For the year ended December 31, 1994, the Company recorded an expense for the Russian export tariff of $1,397,317 which is included in lease operating expenses and production taxes. GEOILBENT received a waiver from the export tariff for 1995. Russia has recently announced that, in July 1996, such oil export tariffs will be terminated in conjunction with a loan agreement with the International Monetary Fund. It is anticipated that the tariff on oil exporters may be replaced by an excise or other duty levied on all oil producers, but it is currently unclear how such other tax rates and regimes will be set and administered. The Russian regulatory environment continues to be volatile and the Company is unable to predict the availability of the waiver for the future.

Note 10 - Venezuela Operations

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

Pursuant to the original joint venture agreement, the Company and Vinccler each owned a 50% interest in a joint venture which operated the South Monagas unit. Effective January 1, 1994, the operating service agreement and the joint venture assets and liabilities were transferred to Benton-Vinccler, a corporation in which the Company and Vinccler each owned 50% of the capital stock. On March 4, 1994, the Company acquired capital stock from Vinccler representing an additional 30% ownership interest in Benton-Vinccler for $3 million in cash, $10 million in non-interest bearing notes payable (with a present value of $9.2 million assuming a 10% interest rate) payable in various installments over 24 months and 200,000 shares of the Company's common stock. The excess of the purchase price over the book value of the 30% interest was allocated to oil and gas properties. The final installment on the non-interest bearing notes of $1 million, originally due in January 1996, has been extended to July 1996, with interest at 13% during the extension period.

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


Note 11 - Related Party Transactions

On December 31, 1993, the Company guaranteed a loan made to Mr. A.E. Benton, its President and Chief Executive Officer for $300,000. In January 1994, the Company loaned $800,000 to Mr. Benton with interest at prime plus 1%; in September 1994, Mr. Benton made a payment of $207,014 against this loan. In December 1995, the Company purchased a home from Mr. Benton for $1.73 million, based on independent appraisals, and from the proceeds Mr. Benton repaid the balance owed to the Company of $592,986 plus accrued interest and the $300,000 loan guaranteed by the Company. The home, which the Company anticipates selling in 1996, has been included in other assets as of December 31, 1995.


Note 12 - Earnings Per Share

Primary earnings per common share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants; however, they are not included in the computation for the year ended December 31, 1993, since their effect would be to reduce the net loss per share and for the year ended December 31, 1994, because their effect would result in dilution of less than 3%. Fully diluted earnings per share are not presented because they are not materially different from primary earnings per share. Total weighted average shares outstanding during the years ended December 31, 1995, 1994 and 1993 were 26,673,483, 24,850,922 and 18,608,770, respectively.

Note 13 - Major Customers

The Company is principally involved in the business of oil and gas exploration and production. Oil and gas purchasers which represented more than 10% of oil and gas revenues were Lagoven, S.A. (79%) for the year ended December 31, 1995; Lagoven, S.A. (67%) and Texon Corporation (10%) for the year ended December 31, 1994; and Texon Corporation (63%) and Lagoven, S.A. (18%) for the year ended December 31, 1993.


Note 14 - Subsequent Events

SALE OF GULF COAST PROPERTIES

In March 1996, the Company entered into an agreement with Shell to sell its Gulf Coast properties for approximately $35.4 million. The sale, which includes virtually all of the Company's United States oil and gas reserves, is expected to close in April 1996 and result in a gain of approximately $7.5 million after adjustments for revenues and expenses subsequent to the effective date of December 31, 1995. In conjunction with this sale, the Company agreed to repay $35 million in senior unsecured notes (see Note 3). Repayment of the notes, which is contingent on the closing of the sale, will include estimated prepayment premiums of approximately $11.1 million. The repayment will be made $18.4 million at the closing of the sale and the balance of $27.7 million on the completion of certain refinancing arrangements, required to be no later than June 30, 1996. Additionally, with respect to a revolving credit facility secured by these properties, the Company will repay $5.0 million to the lending institution and up to $1.8 million to the arranging financial institution pursuant to a credit enhancement agreement. Assuming the sale closes in April, the gain on sale of properties will be recorded in the second quarter of 1996. The debt prepayment premiums and related costs will be recognized as an extraordinary loss, also in the second quarter of 1996.

Had the sale occurred on December 31, 1995, the pro forma effects of the transaction on the consolidated balance sheet as of December 31, 1995 would be an increase in cash of $9.6 million and reductions in oil and gas properties of $22.9 million, other assets of $0.3 million and long term debt of $12.3 million. Retained earnings after giving effect to the sale would decrease by $1.3 million.

Assuming the sale had occurred on January 1, 1995, pro forma effects on the consolidated statement of operations for the year ended December 31, 1995 would include reductions in oil and gas revenues, lease operating costs and production taxes and depletion of $7.4 million, $1.0 million and $4.0 million, respectively. Interest expense would also be reduced by $2.7 million. Income from continuing operations and earnings per share, before charges and credits related to this transaction, would increase $0.2 million and $.01, respectively.

PARTNERSHIP EXCHANGE OFFER AND SALE OF PROPERTIES

In January 1996, the Company completed an exchange offer under which it issued 168,362 shares of common stock and warrants to purchase 587,783 shares of common stock in exchange for the outstanding limited partnership interests in the three remaining limited partnerships. The shares of common stock were valued at $1.9 million, which was allocated to oil and gas properties. The oil and gas properties were immediately sold at their approximate book value. The warrants, which were issued as an inducement to the participants to accept the Exchange Offer, were valued at $3.64 each, or a total of $2.1 million, and will be charged to expense in the first quarter of 1996.

Note 15 - Oil and Gas Activities

Total costs incurred in oil and gas acquisition, exploration and development activities were:

                                                        Venezuela       Russia           United States          Total
                                                        ---------       ------           ------ ------          -----
Year Ended December 31, 1995
     Property acquisition costs                                                         $      435,575     $     435,575
     Development costs                                $ 54,533,329       $12,373,856         5,463,239        72,370,424
     Exploration costs                                     112,054                             593,367           705,421
                                                           -------      ------------           -------           -------
                                                      $ 54,645,383       $12,373,856      $  6,492,181       $73,511,420
                                                      ============       ===========      ============       ===========
Year Ended December 31, 1994
     Property acquisition costs                       $ 13,446,757                       $     875,129      $ 14,321,886
     Development costs                                  24,676,748      $  8,654,730         2,993,728        36,325,206
     Exploration costs                                     265,856                           2,542,935         2,808,791
                                                           -------     ------------          ---------         ---------
                                                      $ 38,389,361      $  8,654,730       $ 6,411,792      $ 53,455,883
                                                      ============       ===========       ===========      ============
Year Ended December 31, 1993
     Property acquisition costs                                                                380,178           380,178
     Development costs                               $   6,307,756      $ 10,483,807         2,149,632        18,941,195
     Exploration costs                                     373,348                           6,258,127         6,631,475
                                                           -------     -------------         ---------         ---------

                                                      $  6,681,104      $ 10,483,807       $ 8,787,937       $25,952,848
                                                      ============      ============       ===========       ===========

The Company's aggregate amount of capitalized costs related to oil and gas producing activities consists of the following at December 31:

                                                        Venezuela       Russia           United States          Total
                                                        ---------       ------           ------ ------          -----

December 31, 1995
     Proved property costs                            $ 93,910,671      $ 37,070,018                        $130,980,689
     Costs excluded from amortization                   14,001,386         3,214,849    $      709,136        17,925,371
     Properties held for sale (net of
       accumulated                                                                          22,885,176        22,885,176
       depletion of $8,344,830)
     Oilfield inventories                                5,306,735                              12,579         5,319,314
     Less accumulated depletion                       (16,620,070)        (2,449,846)                        (19,069,916)
                                                      -----------       ------------      ------------      ------------
                                                      $ 96,598,722      $ 37,835,021      $ 23,606,891      $158,040,634
                                                     =============      ============      ============      ============
December 31, 1994
     Proved property costs                            $ 46,523,663      $ 25,482,193      $ 27,508,414      $ 99,514,270
     Costs excluded from amortization                    6,743,012         2,428,818         7,523,454        16,695,284
     Oilfield inventories                                1,228,225                              16,385         1,244,610
     Less accumulated depletion                         (5,227,293)         (937,025)      (13,278,505)      (19,442,823)
                                                       ----------       ------------       -----------       -----------
                                                      $ 49,267,607      $ 26,973,986      $ 21,769,748      $ 98,011,341
                                                     =============      ============      ============      ============

December 31, 1993
     Proved property costs                           $   8,074,023      $ 16,832,410      $ 40,197,929      $ 65,104,362
     Costs excluded from amortization                                      2,423,871         9,551,744        11,975,615
     Less accumulated depletion                           (229,080)          (99,207)       (9,031,202)       (9,359,489)
                                                     -------------      ------------      ------------      ------------
                                                     $   7,844,943      $ 19,157,074      $ 40,718,471      $ 67,720,488
                                                     =============      ============      ============      ============

The Company regularly evaluates its unproved properties to determine whether impairment has occurred. The Company has excluded from amortization its interest in unproved properties, the cost of uncompleted exploratory activities, and portions of major development costs. The principal portion of such costs are expected to be included in amortizable costs during the next two years.

Excluded costs at December 31, 1995 consisted of the following by year incurred:

                                       Total                 1995                1994               1993          Prior to 1993
                                       -----                 ----                ----               ----          -------------
Property acquisition costs           $ 1,412,850           $  786,032          $    4,947         $    7,164        $   614,707
Development costs                     15,656,320            7,345,220           6,509,100          1,802,000
Exploration costs                        856,201              513,417             342,784
                                     -----------           ----------          ----------         ----------        -----------

                                     $17,925,371           $8,644,669          $6,856,831         $1,809,164         $  614,707
                                     ===========           ==========          ==========         ==========         ==========

Results of operations for oil and gas producing activities were:

                                                            Venezuela           Russia          United States         Total
                                                           ------------       -----------        -----------      -------------
Year ended December 31, 1995

     Oil and gas revenues                                  $ 49,173,832       $ 6,016,297        $ 7,682,768       $ 62,872,897

     Expenses:
       Lease operating costs and production taxes             6,482,775         2,763,860          1,456,162         10,702,797
       Depletion                                             11,392,777         1,512,821          4,187,440         17,093,038
                                                           ------------       -----------        -----------      -------------
         Total expenses                                      17,875,552         4,276,681          5,643,602         27,795,835
                                                           ------------       -----------        -----------      -------------
       Results of operations from oil and gas
         producing activities                              $ 31,298,280       $ 1,739,616        $ 2,039,166       $ 35,077,062
                                                           ============       ===========        ============     ==============

Year ended December 31, 1994
     Oil and gas revenues                                  $ 21,472,015       $ 3,512,940        $ 7,286,723       $ 32,271,678
     Expenses:
       Lease operating costs and production taxes             3,807,434         2,832,621          2,891,209          9,531,264
       Depletion                                              4,998,213           837,818          4,247,303         10,083,334
                                                           ------------       -----------        -----------      -------------
         Total expenses                                       8,805,647         3,670,439          7,138,512         19,614,598
                                                           ------------       -----------        -----------      -------------
     Results of operations from oil and gas
       producing activities                                $ 12,666,368       $  (157,499)       $   148,211       $ 12,657,080
                                                           ============       ===========        ============     ==============

Year ended December 31, 1993
     Oil and gas revenues                                  $  1,332,927       $   323,928        $ 5,565,455       $  7,222,310
     Expenses:
       Lease operating costs and production taxes             1,164,453           458,301          3,487,510          5,110,264
       Depletion                                                229,080            99,207          2,142,133          2,470,420

                                                           ------------       -----------        -----------      -------------
         Total expenses                                       1,393,533           557,508          5,629,643          7,580,684
                                                           ------------       -----------        -----------      -------------
     Results of operations from oil and gas
        producing activities                               $    (60,606)      $  (233,580)       $   (64,188)      $   (358,374)
                                                           ============       ===========        ============     ==============

Results of operations in Russia reflect the twelve months ended December 31, 1993 and 1994 and the nine months ended September 30, 1995 (see Note 1). The Company estimates that oil and gas revenues and expenses in Russia for the quarter ended December 31, 1995 would both amount to approximately $2.5 million, and will be included in the Company's consolidated results of operations for the first quarter of 1996.

In May 1994, the Company entered into a commodity hedge agreement designed to reduce a portion of the Company's risk from oil price movements. Pursuant to the hedge agreement, the Company will receive $16.82 per Bbl and will pay the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil. Such terms apply to production of 1,000 Bbl of oil per day for 1994, 1,250 Bbl of oil per day in 1995 and 1,500 Bbl of oil per day for 1996. During the years ended December 31, 1995 and 1994, respectively, the Company incurred losses of $716,203 and $328,868, respectively, under the hedge agreement which reduced oil and gas sales. The Company is exposed to credit loss in the event of non-performance by the counterparty. The Company anticipates, however, that the counterparty will be able to fully satisfy its obligation under the contract.

QUANTITIES OF OIL AND GAS RESERVES (UNAUDITED)

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. All Venezuelan reserves are attributable to an operating service agreement between the Company and Lagoven, S.A., under which all mineral rights are owned by the government of Venezuela. Sales of reserves in place in 1994 and 1995 include reserves related to the United States properties sold in March 1995 (see Note 2) and in March 1996 (see Note 14), respectively.

The evaluations of the oil and gas reserves as of December 31, 1995, 1994, 1993 and 1992 were audited by Huddleston & Co., Inc., independent petroleum engineers.

                                                                                                            Minority
                                                                                 United                    Interest in
                                                      Venezuela      Russia      States         Total       Venezuela     Net Total
- ------------------------------------------------------------------------------------------------------------------------------------
 Proved Reserves - Crude oil, condensate, and
 gas liquids (Mbbls)
 Year ended December 31, 1995

 Proved reserves beginning of the year                  60,707       17,540         233         78,480       (12,141)       66,339
      Revisions of previous estimates                  (12,877)                    (107)       (12,984)        2,575       (10,409)
      Extensions, discoveries and improved recovery     31,219        5,569          91         36,879        (6,243)       30,636
 Production                                             (5,456)        (491)        (69)        (6,016)        1,091        (4,925)
 Sales of reserves in place                                                        (148)          (148)                       (148)
                                                        ------       ------      ------         ------        ------        ------
Proved reserves end of year                             73,593       22,618           0         96,211       (14,718)       81,493
                                                        ======       ======      ======         ======        ======        ======
 Year ended December 31, 1994
Proved reserves beginning of the year                   19,389       10,121      10,258         39,768                      39,768
      Revisions of previous estimates                   (2,583)        (201)      1,819           (965)          517          (448)
      Purchases of reserves in place                    19,389                                  19,389        (7,756)       11,633
      Extensions, discoveries and improved recovery     27,032        7,914         152         35,098        (5,406)       29,692
 Production                                             (2,520)        (294)       (226)        (3,040)          504        (2,536)
 Sales of reserves in place                                                     (11,770)       (11,770)                    (11,770)
                                                        ------       ------      ------         ------        ------        ------
Proved reserves end of year                             60,707       17,540         233         78,480       (12,141)       66,339
                                                        ======       ======      ======         ======        ======        ======
      Year ended December 31, 1993

Proved reserves beginning of the year                    8,966        8,133      13,194         30,293                      30,293
 Revisions of previous estimates                            32          259      (2,490)        (2,199)                     (2,199)
 Extensions, discoveries and improved recovery          10,551        1,757         132         12,440                      12,440
 Production                                               (160)         (28)       (292)          (480)                       (480)
 Sales of reserves in place                                                        (286)          (286)                       (286)
                                                        ------       ------      ------         ------                      ------
Proved reserves end of year                             19,389       10,121      10,258         39,768                      39,768
                                                        ======       ======      ======         ======                      ======
Proved Developed Reserves at:
December 31, 1995                                       30,032        3,475           0         33,507        (6,006)       27,501
December 31, 1994                                       12,580        2,772         155         15,507        (2,516)       12,991
December 31, 1993                                        3,999          400       8,153         12,552                      12,552
January 1, 1993                                          2,269                   10,905         13,174                      13,174

Proved Reserves - Natural gas (Mmcf)
 Year ended December 31, 1995
Proved reserves beginning of the year                                            16,077         16,077                      16,077
 Revisions of previous estimates                                                 (5,395)        (5,395)                     (5,395)
 Extensions, discoveries and improved recovery                                   12,927         12,927                      12,927
 Production                                                                      (3,785)        (3,785)                     (3,785)
 Sales of reserves in place                                                     (19,818)       (19,818)                    (19,818)
                                                                                 ------         ------                      ------
Proved reserves end of year                                                           6              6                           6
                                                                                 ======         ======                      ======
 Year ended December 31, 1994
Proved reserves beginning of the year                                            18,099         18,099                      18,099
 Revisions of previous estimates                                                 (1,120)        (1,120)                     (1,120)
 Extensions, discoveries and improved recovery                                    9,153          9,153                       9,153
 Production                                                                      (2,062)        (2,062)                     (2,062)
 Sales of reserves in place                                                      (7,993)        (7,993)                     (7,993)
                                                                                 ------         ------                      ------
Proved reserves end of year                                                      16,077         16,077                      16,077
                                                                                 ======         ======                      ======
 Year ended December 31, 1993
Proved reserves beginning of the year                                            19,455         19,455                      19,455
 Revisions of previous estimates                                                 (3,400)        (3,400)                     (3,400)
 Extensions, discoveries and improved recovery                                    2,820          2,820                       2,820
 Production                                                                        (233)          (233)                       (233)
 Sales of reserves in place                                                        (543)          (543)                       (543)
                                                                                 ------         ------                      ------
Proved reserves end of year                                                      18,099         18,099                      18,099
                                                                                 ======         ======                      ======
Proved Developed Reserves at:
December 31, 1995                                                                     6              6                           6
December 31, 1994                                                                 8,385          8,385                       8,385
December 31, 1993                                                                 6,584          6,584                       6,584
January 1 , 1993                                                                  9,930          9,930                       9,930

(1) The Securities and Exchange Commission requires the reserve presentation to be calculated using year-end prices and costs and assuming a continuation of existing economic conditions. Proved reserves cannot be measured exactly, and the estimation of reserves involves judgmental determinations. Reserve estimates must be reviewed and adjusted periodically to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The above estimates are based on current technology and economic conditions, and the Company considers such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of production. The estimates include only those amounts considered to be Proved Reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place.

(2) Proved Developed Reserves are reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. This classification includes:

   (a) Proved developed producing reserves which are reserves expected to be recovered through existing completion intervals now open for production in existing wells; and

   (b) Proved developed nonproducing reserves which are reserves that exist behind the casing of existing wells which are expected to be produced in the predictable future, where the cost of making such oil and gas available for production should be relatively small compared to the cost of a new well.

       Any reserves expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing primary recovery methods are included as Proved Developed Reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

(3) Proved Undeveloped Reserves are Proved Reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units, which are reasonably certain of production when drilled.

   Proved Reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. No estimates for Proved Undeveloped Reserves are attributable to or included in this table for any acreage for which an application of fluid injection or other improved recovery technique is contemplated unless proved effective by actual tests in the area and in the same reservoir.

(4) The Company's engineering estimates indicate that a significant quantity of natural gas reserves (net to the Company's interest) will be developed and produced in association with the development and production of the Company's proved oil reserves in Russia. The Company expects that, due to current market conditions, it will initially reinject or flare such associated natural gas production, and accordingly, no future net revenue has been assigned to these reserves. Under the joint venture agreement, such reserves are owned by the Company in the same proportion as all other hydrocarbons in the field, and subsequent changes in conditions could result in the assignment of value to these reserves.

(5) Changes in previous estimates of proved reserves result from new information obtained from production history and changes in economic factors.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES (UNAUDITED)

The standardized measure of discounted future net cash flows is presented in accordance with the provisions of SFAS No. 69. In preparing this data, assumptions and estimates have been used, and the Company cautions against viewing this information as a forecast of future economic conditions.

Future cash inflows were estimated by applying year-end prices, adjusted for fixed and determinable escalations provided by contract, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.

Russia has established an export tariff on all oil produced in and exported from Russia. GEOILBENT received a waiver from the export tariff for 1995. For purposes of estimating future net cash flows, the export tariff was applied to the Company's Russian production for the remainder of the life of the operations after 1995, although the Company believes that additional waivers may be obtained in the future. The discounted value of the waiver net to the Company's interest as of December 31, 1994 was approximately $3 million.
Russia has recently announced that in July 1996, such oil export tariffs will be terminated in conjunction with a loan agreement with the International Monetary Fund. It is anticipated that the tariff on oil exporters may be replaced by an excise or other duty levied on all oil producers, but it is currently unclear how such other tax rates and regimes will be set and administered. For purposes of estimating future net cash flows, a tariff of approximately $1.84 per Bbl has been applied to all future production.

Standardized Measure                                                                                           Minority
                                                                                       United                Interest in
                                                            Venezuela     Russia       States       Total     Venezuela    Net Total
                                                            ------------------------------------------------------------------------
December 31, 1995                                                                    (amounts in thousands)
 Future cash inflow                                          $652,110     $283,630    $    19    $935,759   ($130,422)    $805,337
 Future production costs                                     (170,328)    (102,783)        (2)   (273,113)     34,066    (239,047)
 Other related future costs                                   (76,368)     (36,686)         0    (113,054)     15,274     (97,780)
                                                             --------     --------   --------    --------    --------    --------
 Future net revenue before income taxes                       405,414      144,161         17     549,592     (81,082)    468,510
 10% annual discount for estimated timing of cash flows      (118,498)     (58,800)        (1)   (177,299)     23,700    (153,599)
                                                             --------     --------   --------    --------    --------    --------
 Discounted future net cash flows before income taxes         286,916       85,361         16     372,293     (57,382)    314,911
 Future income taxes, discounted at 10% per annum             (80,371)     (29,927)         0    (110,298)     16,074     (94,224)
                                                             --------     --------   --------    --------    --------    --------
 Standardized measure of discounted future net cash flows    $206,545     $ 55,434    $    16    $261,995   ($ 41,308)   $220,687
                                                             ========     ========   ========    ========    ========    ========
December 31, 1994
 Future cash inflow                                          $528,214     $204,520    $32,091    $764,825   $(105,643)   $659,182
 Future production costs                                      (64,950)     (98,767)    (3,760)   (167,477)     12,990    (154,487)
 Other related future costs                                   (79,486)     (25,378)    (2,002)   (106,866)     15,897     (90,969)
                                                             --------     --------   --------    --------    --------    --------
 Future net revenue before income taxes                       383,778       80,375     26,329     490,482     (76,756)    413,726
 10% annual discount for estimated timing of cash flows      (114,948)     (31,542)    (7,672)   (154,162)     22,990    (131,172)
                                                             --------     --------   --------    --------    --------    --------
 Discounted future net cash flows before income taxes         268,830       48,833     18,657     336,320     (53,766)    282,554
 Future income taxes, discounted at 10% per annum             (96,127)     (16,435)      (371)   (112,933)     19,225     (93,708)
                                                             --------     --------   --------    --------    --------    --------
 Standardized measure of discounted future net cash flows    $172,703     $ 32,398   $ 18,286    $223,387    $(34,541)   $188,846
                                                             ========     ========   ========    ========    ========    ========

December 31, 1993
 Future cash inflow                                            $148,130     $111,333    $183,911     $443,374
 Future production costs                                        (16,952)     (55,461)    (65,224)    (137,637)
 Other related future costs                                     (19,841)     (16,370)    (54,733)     (90,944)
                                                               --------     --------    --------     --------
 Future net revenue before income taxes                         111,337       39,502      63,954      214,793
 10% annual discount for estimated timing of cash flows         (39,131)     (15,265)    (28,984)     (83,380)
                                                               --------     --------    --------     --------
 Discounted future net cash flows before income taxes            72,206       24,237      34,970      131,413
 Future income taxes, discounted at 10% per annum               (21,248)      (4,725)     (2,924)     (28,897)
                                                               --------     --------    --------     --------
 Standardized measure of discounted future net cash flows      $ 50,958     $ 19,512    $ 32,046     $102,516
                                                               ========     ========    ========     ========


                                                                              Years Ended December 31,
                                                               ----------------------------------------------------------
    Changes in Standardized Measure                                   1995                  1994                 1993
                                                                      ----                  ----                 ----
                                                                                 (amounts in thousands)
       Balance, January 1                                            $223,387              $102,516             $ 104,010
       Changes resulting from:
       Sales of oil and gas, net of related costs                     (52,170)              (22,741)               (2,112)
       Revisions to estimates of proved reserves:
          Pricing                                                      (6,990)               (6,243)              (52,239)
          Quantities                                                  (63,802)               (4,150)               (6,292)
       Sales of reserves in place                                     (28,102)              (28,664)               (1,735)
       Extensions, discoveries and improved recovery,
       net of future costs                                            170,037               169,860                47,700
       Purchases of reserves in place                                                        72,206
       Accretion of discount                                           33,632                13,142                14,181
       Change in income taxes                                           2,635               (84,036)                8,903
       Development costs incurred                                      47,657                13,365                10,480
       Changes in timing and other                                    (64,289)               (1,868)              (20,380)
                                                                     --------              --------             ---------
       Balance, December 31                                          $261,995              $223,387             $ 102,516
                                                                     ========              ========             =========

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

                                                                                      Quarter Ended
                                                             ----------------------------------------------------------------
                                                               March 31       June 30       September 30     December 31 (a)
                                                               --------       -------       ------------     ---------------
                                                                   (amounts in thousands, except per share data)
Year ended December 31, 1995
Revenues                                                       $ 12,661      $ 13,209            $18,290          $ 20,908
Expenses                                                          8,678        10,327             12,735            14,955
                                                               --------      --------           --------          --------
Income before incomes taxes and minority interest                 3,983         2,882              5,555             5,953
Income taxes                                                      1,079           892              1,308              (801)
                                                               --------      --------           --------          --------
                                                                  2,904         1,990              4,247             6,754
Minority interest                                                   863           880              1,343             2,218
                                                               --------      --------           --------          --------
Net income                                                     $  2,041      $  1,110           $  2,904          $  4,536
                                                               ========      ========           ========          ========

Net income per common share                                    $   0.08      $   0.04           $   0.11          $   0.17
                                                               ========      ========           ========          ========


Year ended December 31, 1994
Revenues                                                       $  3,755      $  8,478           $  9,573          $ 12,899
Expenses                                                          4,834         6,649              6,726            10,750
                                                               --------      --------           --------          --------
Income (loss) before incomes taxes and minority interest         (1,079)        1,829              2,847             2,149
Income taxes                                                         --            --                270               428
                                                               --------      --------           --------          --------
                                                                 (1,079)        1,829              2,577             1,721
Minority interest                                                    63           685                751               595
                                                               --------      --------           --------          --------
Net income (loss)                                              $ (1,142)     $  1,144           $  1,826          $  1,126
                                                               ========      ========           ========          ========

Net income (loss) per common share                             $  (0.05)     $   0.05           $   0.07          $   0.05
                                                               ========      ========           ========          ========


(a) The quarter ended December 31, 1995 does not include revenues and expenses related to GEOILBENT (see Note 15).

                                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a) 1.   Index to Financial Statements:                                                                            Page
                                                                                                                   ----

         Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1

         Consolidated Balance Sheets at December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . .   S-2

         Consolidated Statements of Operations for the Years Ended
         December 31, 1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-3

         Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-5

         Notes to Consolidated Financial Statements for the Years
         Ended December 31, 1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-7

    2.   Consolidated Financial Statement Schedules:

         Schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the footnotes to the financial statements.

    3.   Exhibits:

            3.1       Certificate of Incorporation of the Company filed September 9, 1988.*

            3.2       Amendment to Certificate of Incorporation of the Company filed June 7, 1991.**

            3.3       Restated Bylaws of the Company.

            4.1       Form of Common Stock Certificate.*

            4.2       Form of Indenture dated May 1992 between the Company and Meridian Trust Company of California.****

           10.1       1988 Stock Option Plan (Exhibit 10.6).*

           10.2       Amended 1988 Stock Option Plan (Exhibit 10.17).*

           10.3       1989 Nonstatutory Stock Option Plan (Exhibit 10.18).*

           10.4       Form of Employment Agreements (Exhibit 10.19).*

           10.5       Form of Stock Option Agreement under 1988 Stock Option Plan (Exhibit 10.20).*

           10.6       Form of Nonstatutory Stock Option Agreement under 198 Nonstatutory Stock Option Plan (Exhibit 10.21).*

           10.7       Benton Oil and Gas Company 1991-1992 Stock Option Plan (Exhibit 10.14).***

           10.8       Benton Oil and Gas Company Directors' Stock Option Plan (Exhibit 10.15).***



           10.9 Agreement dated October 16, 1991 among Benton Oil and Gas Company, Puror State Geological Enterprises for Survey, Exploration, Production and Refining of Oil and Gas; and Puror Oil and Gas Production Association (Exhibit 10.14)****

           10.10 Operating Service Agreement between the Company and Lagoven, S.A., dated July 31, 1992, (portions have been omitted pursuant to Rule 406 promulgated under the Securities Act of 1933 and filed separately with the Securities and Exchange Commission--Exhibit 10.15).*****

           10.11 Letter Agreement between Benton Oil and Gas Company and Vinccler, C.A., dated February 9, 1994 (Exhibit 10.16).
                      ******

           10.12 Loan Agreement between GEOILBENT and International Moscow Bank dated August 16, 1994

           10.13 Note Agreement dated September 30, 1994 between the Company and the Purchasers thereof related to the 13% Senior Notes due September 30, 2002 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                      1994).

           10.14 Credit Agreement dated December 27, 1994 among the Company, Benton Oil and Gas Company of Louisiana, New York Gas Fund I and Christiania Bank og Kreditkasse {Incorporated by reference to Exhibit 99.5 to the Company's S-3 Registration Statement (Registration No. 33-79494).

           10.15 Stock Purchase and Sale Agreement by and between Benton Oil and Gas Company and Shell Offshore, Inc. Re: Benton Oil and Gas Company of Louisiana dated effective as of December 31, 1995 (Incorporated by reference to Exhibit
                      2.1 to the Company's Current Reports on Form 8-K filed March 27, 1996.)

           10.16 Consent and Waiver by and between Benton Oil and Gas Company and John Hancock Mutual Life Insurance Company related to $15 million aggregate principal amount of 13% Senior Notes due September 30, 2002, dated March 18, 1996 (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed March 27,
                      1996).

           10.17 Consent and Waiver by and between Benton Oil and Gas Company and John Hancock Mutual Life Insurance company related to $20 million aggregate principal amount of 13% Senior Notes due June 30, 2007, dated March 18, 1996 (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed March 27,
                      1996).

           10.18 Consent and Waiver by and among Benton Oil and Gas Company and Christiania Bank og Kreditkasse dated as of March 28, 1996.

            11.1      Computation of per share earnings.

            21.1      Lists of subsidiaries.

            23.1      Consent of Deloitte & Touche LLP.

            23.2      Consent of Huddleston & Co., Inc.

            27.1      Financial Data Schedule
____________________________
* Previously filed as an exhibit to the Company's S-1 Registration Statement (Registration No. 33-26333).

** Previously filed as an exhibit to the Company's S-1 Registration Statement (Registration No. 33-39214).

*** Previously filed as an exhibit to the Company's S-1 Registration Statement (Registration No. 33-43662).

**** Previously filed as an exhibit to the Company's S-1 Registration Statement (Registration No. 33-46077).

***** Previously filed as an exhibit to the Company's S-1 Registration
      Statement (Registration No. 33-52436).

******Previously filed as an exhibit to the Company's Form 8-K report dated
      February 9, 1994.

(b) Reports on Form 8-K

    No Form 8-K was filed during the last quarter of the registrant's fiscal year.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 28th day of March, 1996.

                                                BENTON OIL AND GAS COMPANY
                                                --------------------------
                                                (Registrant)


Date:         March 28, 1996               By:  /s/A.E. Benton
             ---------------                    ---------------------------
                                                A.E. Benton
                                                Chief Executive Officer and
                                                Principal Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 28th day of March, 1996, on behalf of the Registrant in the capacities indicated:

     Signature                                    Title
     ---------                                    -----


     /s/A. E. Benton                              Chairman, Chief Executive Officer and Director
     --------------------------------
     A. E. Benton
     (Principal Executive Officer)


     /s/Michael B. Wray                           President, Principal Financial Officer and
     --------------------------------             Director
     Michael B. Wray
     (Principal Financial Officer)


     /s/William H. Gumma                          Senior Vice President - Operations and Director
     --------------------------------
     William H. Gumma


     /s/Chris C. Hickok                           Vice President - Controller
     --------------------------------
     Chris C. Hickok
     (Principal Accounting Officer)


     /s/Bruce M. McIntyre                         Director
     --------------------------------
     Bruce M. McIntyre


     /s/Richard W. Fetzner                        Director
     --------------------------------
     Richard W. Fetzner

     /s/Garrett A. Garrettson                     Director
     --------------------------------
     Garrett A. Garrettson