Form 10-Q
period 1996-03-31
BENTON OIL & GAS CO
filed 1996-05-15
CIK 845289

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
                  Quarterly Report Under Section 13 or 15(d)
   [X]              of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 1996 or

               Transition Report Pursuant to Section 13 or 15(d)
 [  ]                 of the Securities Act of 1934 for the
                Transition Period from __________ to ___________

                          COMMISSION FILE NO. 1-10762

                    ________________________________________


                           BENTON OIL AND GAS COMPANY
             (Exact name of registrant as specified in its charter)


                         DELAWARE                                                       77-0196707
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification Number)

             1145 EUGENIA PLACE, SUITE 200
                CARPINTERIA, CALIFORNIA                                                   93013
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


                   At May 10, 1996, 26,699,571 shares of the
                  Registrant's Common Stock were outstanding.

                                                                                                            2

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES



PART I.    FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS
                   Consolidated Balance Sheets at March 31, 1996
                        (Unaudited) and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . .    3
                   Consolidated Statements of Operations for the Three
                        Months Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . .    4
                   Consolidated Statements of Cash Flows for the Three
                        Months Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . .    5
                   Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .    7

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

PART II.   OTHER INFORMATION

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18



                                                                                                                        3
PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                                            BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                                                              March 31,         December 31,
                                                                                                1996                 1995
                                                                                            ----------          -------------
                                                                                            (unaudited)
ASSETS
- ------
    CURRENT ASSETS:
        Cash and cash equivalents                                                           $7,803,966          $   6,179,998
        Restricted cash (Note 4)                                                            21,314,000             20,314,000
        Accounts receivable:
             Accrued oil and gas revenue                                                    29,854,256             22,069,217
             Joint interest and other                                                        4,572,824              2,869,962
        Prepaid expenses and other                                                             653,255                214,622
                                                                                        --------------         --------------
                 TOTAL CURRENT ASSETS                                                       64,198,301             51,647,799

    OTHER ASSETS                                                                             2,763,150              3,434,760

    PROPERTY AND EQUIPMENT (Notes 3, 5 and 8):
        Oil and gas properties (full cost method - costs of
             $18,830,911 and $17,925,371 excluded from
             amortization in 1996 and 1995, respectively)                                  192,853,214            177,110,550
        Furniture and fixtures                                                               2,792,878              2,539,233
                                                                                        --------------         --------------
                                                                                           195,646,092            179,649,783
        Accumulated depletion and depreciation                                             (27,714,584)           (19,982,244)
                                                                                        --------------          -------------
                                                                                           167,931,508            159,667,539
                                                                                         -------------           ------------
                                                                                          $234,892,959           $214,750,098
                                                                                          ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
    CURRENT LIABILITIES:
        Accounts payable:
             Revenue distribution                                                           $5,782,376          $   2,692,751
             Trade and other                                                                18,903,497             19,777,018
        Accrued interest payable, payroll and related taxes                                  2,421,223              1,687,648
        Income taxes payable                                                                 4,919,607              1,039,166
        Short term borrowings (Note 4)                                                      21,307,604             21,905,480
        Current portion of long term debt (Note 3)                                           8,137,779              7,433,339
                                                                                        --------------         --------------
                 TOTAL CURRENT LIABILITIES                                                  61,472,086             54,535,402

    LONG TERM DEBT (Note 3)                                                                 46,050,082             49,486,306

    MINORITY INTEREST (Note 8)                                                               9,374,400              7,047,791

    COMMITMENTS AND CONTINGENCIES (Notes 3, 5, 7 and 9)


    STOCKHOLDERS' EQUITY (Notes 3 and 8):
        Preferred stock, par value $0.01 a share;
                 authorized 5,000,000 shares; outstanding, none
        Common stock, par value $0.01 a share;
                 authorized 40,000,000 shares; issued and
                 outstanding 26,092,559 and 25,508,605 shares at
                 March 31, 1996 and December 31, 1995, respectively                            260,926                255,086
        Additional paid-in capital                                                         105,745,506             97,745,794
        Retained earnings                                                                   11,989,959              5,679,719
                                                                                          ------------          -------------
                 TOTAL STOCKHOLDERS' EQUITY                                                117,996,391            103,680,599
                                                                                          ------------           ------------
                                                                                          $234,892,959           $214,750,098
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

                                                                                                                     4

                                            BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (unaudited)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------------
                                                                                    1996                      1995
                                                                                 -----------              ------------
REVENUES
     Oil and gas sales                                                           $31,284,923              $12,080,479
     Gain on exchange rates                                                        1,127,715                  131,717
     Investment earnings and other                                                   526,109                  448,970
                                                                                 -----------              ------------
                                                                                  32,938,747               12,661,166
                                                                                 -----------              ------------
EXPENSES
     Lease operating costs and production taxes                                    4,072,520                2,246,002
     Depletion, depreciation and amortization                                      7,732,801                3,145,067
     General and administrative                                                    3,647,460                1,668,772
     Interest                                                                      2,259,995                1,618,126
     Partnership exchange expenses (Note 2)                                        2,139,655
                                                                                 -----------              ------------
                                                                                  19,852,431                8,677,967
                                                                                 -----------              ------------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                                                        13,086,316                3,983,199
INCOME TAX EXPENSE                                                                 4,449,467                1,079,416
                                                                                 -----------              ------------
INCOME BEFORE MINORITY INTEREST                                                    8,636,849                2,903,783
MINORITY INTEREST (Note 8)                                                         2,326,609                  862,675
                                                                                 -----------              ------------
NET INCOME FROM OPERATIONS                                                      $  6,310,240             $  2,041,108
                                                                                ============             ============
NET INCOME PER COMMON SHARE:
     Primary                                                                    $       0.23             $       0.08
                                                                                ============             ============
     Fully Diluted                                                              $       0.22             $       0.08
                                                                                ============             ============


See notes to consolidated financial statements.

                                                                                                                      5

                                            BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------------
                                                                                          1996                  1995
                                                                                      ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $  6,310,240         $   2,041,108

Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depletion, depreciation and amortization                                            7,732,801             3,145,067
     Net earnings from limited partnerships                                                                       (3,511)
     Amortization of financing costs                                                       281,061                28,578
     Loss on disposition of assets                                                                                10,632
     Partnership exchange expenses                                                       2,139,655
     Minority interest in undistributed earnings of subsidiary                           2,326,609               862,675
     Increase in accounts receivable                                                    (9,609,456)             (583,664)
     Increase in prepaid expense and other                                                (438,633)             (576,793)
     Increase in accounts payable                                                        2,419,608                67,530
     Increase (decrease) in accrued interest payable, payroll and related taxes            733,575              (390,996)
     Increase in income taxes payable                                                    3,880,440               788,068
                                                                                      ------------         -------------
          TOTAL ADJUSTMENTS                                                              9,465,660             3,347,586
                                                                                      ------------         -------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                     15,775,900             5,388,694
                                                                                      ------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                        1,317,582            14,713,894
     Additions of property and equipment                                               (15,530,353)          (11,130,286)
     Increase in restricted cash                                                        (1,000,000)
     Distributions from limited partnerships                                               264,114
                                                                                      ------------         -------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (14,948,657)            3,583,608
                                                                                      ------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                                1,070,820               188,890
     Proceeds from other short term borrowings                                           1,552,106
     Proceeds from issuance of notes payable                                             1,691,754             2,040,000
     Payments on other short term borrowings and notes payable                        (3,562,175)           (4,025,520)
     Decrease (increase) in other assets                                                    44,220              (159,465)
                                                                                      ------------         -------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              796,725            (1,956,095)
                                                                                      ------------         -------------
          NET INCREASE IN CASH                                                           1,623,968             7,016,207

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         6,179,998            14,192,568
                                                                                      ------------         -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  7,803,966         $  21,208,775
                                                                                      ============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest expense                                 $  1,726,938         $   1,832,229
                                                                                      ============         =============
     Cash paid during the period for income taxes                                     $    424,706         $     176,825
                                                                                      ============         =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 1995, the Company financed the purchase of oil and gas equipment in the amount of $2,337,860 and leased office equipment in the amount of $54,473.

During the three months ended March 31, 1996, $3,226,000 principal amount of the Company's 8% convertible notes and $58,000 principal amount of the Company's 8% convertible debentures were retired upon conversion into 275,082 and 5,865 shares of the Company's common stock, respectively.

During the three months ended March 31, 1996, the Company financed the purchase of oil and gas equipment and services in the amount of $272,655. Also during the three months ended March 31, 1996, the Company acquired the partners' interests in each of the three limited partnerships sponsored by the Company in exchange for an aggregate of 168,362 shares of the Company's common stock and warrants to purchase 587,783 shares of common stock at $11.00 per share, with a total value of $3,996,601.

See notes to consolidated financial statements.

                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Benton Oil and Gas Company (the "Company") engages in the exploration, development, production and management of oil and gas properties.

The Company and its former subsidiary, Benton Oil and Gas Company of Louisiana, participated as the managing general partner of three oil and gas limited partnerships formed during 1989 through 1991. Under the provisions of the limited partnership agreements, the Company received compensation as stipulated therein, and functioned as an agent for the partnerships to arrange for the management, drilling, and operation of properties, and assumed customary contingent liabilities for partnership obligations. In January 1996, the Company issued an aggregate of 168,362 shares of common stock and warrants to purchase 587,783 shares of common stock at $11 per share in exchange for all outstanding limited partnership interests and liquidated the partnerships. (See
Note 2.)

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investment in the Russia joint venture ("GEOILBENT") is proportionately consolidated based on the Company's ownership interest. Beginning in 1995, GEOILBENT (owned 34% by the Company) has been included in the consolidated financial statements based on a fiscal period ending September 30. This change was made to provide adequate time for the accumulation and review of financial information from the joint venture for both quarterly and annual reporting purposes. This change did not have a material effect on the consolidated financial statements. All material intercompany profits, transactions and balances have been eliminated.

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations for the three month periods ended March 31, 1996 and 1995. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. References should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants. Total weighted average common stock equivalent shares used to calculate primary earnings per common share for the three months ended March 31, 1996 and 1995 were 27,674,188 and 26,037,055, respectively.
Total weighted average common stock equivalent shares used to calculate fully diluted earnings per share for the three months ended March 31, 1996 and 1995 were 28,747,580 and 27,403,209, respectively.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $452,937 and $526,161 for the three months ended March 31, 1996 and 1995, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Venezuelan, Russian and other cost centers at March 31, 1996 were $14,536,008, $3,366,031, and $928,872, respectively. Excluded costs attributable to the Venezuelan, Russian and other cost centers at December 31, 1995 were $14,001,386, $3,214,849 and $709,136, respectively. Depletion expense attributable to the Venezuelan, Russian and other cost centers for the three months ended March 31, 1996 was $5,475,593, $786,140 and $1,380,070 ($2.09, $3.52 and $6.47 per equivalent barrel), respectively. Depletion expense attributable to the Venezuelan, Russian and United States cost centers for the three months ended March 31, 1995 was $2,109,428, $328,136 and $628,270 ($1.99, $2.76 and $6.97 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $90,537 and $57,477 for the three months ended March 31, 1996 and 1995, respectively.

RECLASSIFICATIONS

Certain items in 1995 have been reclassified to conform to the 1996 financial statement presentation.


NOTE 2 - PROPERTY SALES AND PARTNERSHIP EXCHANGE OFFER

In March 1995, the Company sold its 32.5% working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field for approximately $14.9 million. In April 1996, the Company sold its remaining interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields located in the Gulf Coast of Louisiana for approximately $35.4 million, resulting in a gain of approximately $7.5 million after adjustments for revenues and expenses subsequent to the effective date of December 31, 1995 and satisfaction of a net profits interest associated with the properties. The gain on the sale of properties will be recorded in the second quarter of 1996. In conjunction with this sale and to obtain the required consents for such sale, the Company agreed to repay $35 million in senior unsecured notes and a $5 million revolving credit facility which was secured by these properties. Debt prepayment premiums and related costs totalling approximately $10.4 million will be recognized as an extraordinary loss in the second quarter of 1996. (See Note 3.)

In January 1996, the Company completed an exchange offer under which it issued an aggregate of 168,362 shares of common stock and warrants to purchase 587,783 shares of common stock at $11 per share in exchange for all outstanding limited partnership interests in the three remaining limited partnerships sponsored by the Company. The shares of common stock were valued at $1.9 million (based upon the current market price at the time of the offer), which was allocated to oil and gas properties. Substantially all of the oil and gas properties were immediately sold at their approximate book value. The warrants, issued as an inducement to the participants to accept the Exchange Offer, were valued at $3.64 each, for a total of $2.1 million, which was charged to expense in the first quarter of 1996.

                                                                                                          9

NOTE 3 - LONG TERM DEBT

Long term debt consists of the following:
                                                                          MARCH 31               DECEMBER 31,
                                                                            1996                    1995
                                                                         -----------             -----------
Senior unsecured notes with interest at 13.0%.
   See description below.                                                $35,000,000             $35,000,000
Revolving secured credit facility.  Interest
   payments due quarterly beginning
   March 31, 1995.  Principal payments due
   quarterly beginning March 31, 1997.
   See description below.                                                  5,000,000               5,000,000
Convertible subordinated debentures with
   interest at 8.0%.                                                       4,252,000               4,310,000
Convertible subordinated notes with interest
   at 8.0%.   See description below.                                                               3,269,000
Promissory note due on July 1, 1996 with
    interest at 13.0% from January 1, 1996.
   Unsecured                                                               1,000,000               1,000,000
Vendor financing with interest ranging from 10.5 - 13.5%.
   Principal and interest payments are due in varying
   installments through April 1997.  Unsecured.                            5,840,562               6,234,357
Bank financing with interest at LIBOR plus
   7.5% to 8.0%. Secured by certain GEOILBENT
   oil export proceeds.  See description below.                            1,861,754                 850,000
Bank financing with interest at 8.875%.  Principal
   and interest due in monthly installments of $9,156
   with the unpaid balance due January 5, 1998.  Secured
   by residential real estate.                                             1,136,011               1,137,500
Other--various equipment purchases and
   leases with principal and interest
   payments due monthly from $180 to $3,381.
   Interest rates vary from 10.0% to 16.91%.
   Notes and leases mature from March 1996 to
   March 2000.                                                                97,534                 118,788
                                                                         -----------             -----------
                                                                          54,187,861              56,919,645
Less current portion                                                       8,137,779               7,433,339
                                                                         -----------             -----------
                                                                         $46,050,082             $49,486,306
                                                                         ===========             ===========

In September 1994 and June 1995, the Company issued $15 million and $20 million in 13% senior unsecured notes due 2002 and 2007, respectively. Additionally, in connection with the issuance of the notes, the Company issued warrants entitling the holder to purchase 250,000 shares of common stock at $9.00 per share and 125,000 shares at $17.09 per share, subject to adjustment in certain circumstances, that are exercisable on or before September 30, 2002 and June 30, 2007, respectively. In April and May 1996, in conjunction with the sale of the Company's Gulf Coast properties and the issuance of $125 million in 11.625% senior unsecured notes due 2003, the Company repaid the outstanding 13% notes, accrued interest, and corresponding prepayment premiums of approximately $10.4 million. (See Notes 2 and 9.)

In December 1994, the Company entered into a revolving credit facility, secured in part by mortgages on the Company's U.S. properties and in part by a guarantee provided by the financial institution which arranged the credit facility. The initial available principal under the facility was set at $10 million. Additionally, in exchange for the credit enhancement, the Company issued to the arranging financial institution and lending commercial bank warrants entitling the holders to purchase 50,000 shares of common stock at $12.00 per share, subject to adjustment in certain circumstances, that are exercisable on or before December 2004, and the Company granted to the arranging institution a 5% net profits interest in the Company's properties
whose development is financed by the facility.   At March 31, 1996 and 1995,
the interest rates under this facility were 10.2% and 8.9%, respectively. In conjunction with the sale of the Company's Gulf Coast properties in April 1996, the Company repaid the outstanding balance of $5.0 million to the lending institution. (See Note 2.)

In October 1991, the Company issued $4,662,000 aggregate principal amount of privately placed 8% convertible subordinated notes due October 1, 2001, convertible at the option of the note holders at 85.259 shares per $1,000 principal amount. In December 1995, the holders of the notes were notified of the Company's intention to prepay the notes on February 12, 1996 at 103% of the principal amount plus accrued interest. As a result, substantially all of the holders elected to convert their notes for shares of common stock. During the first quarter of 1996, the Company issued an aggregate of 275,081 shares of common stock upon the conversion of notes with a principal amount of $3,226,000 and prepaid the remaining note principal of $43,000 plus premium and accrued interest.

In August 1994, GEOILBENT entered into an agreement with International Moscow Bank for a $4 million loan with the following terms: 14 monthly payments, interest at LIBOR plus 7.5%, with interest only payments for the first four months and monthly principal and interest payments thereafter. In March 1995, this credit facility was expanded to $6 million with interest only payments for three months and monthly principal and interest payments thereafter. In connection with this agreement, the Company provided to International Moscow Bank a guarantee of payment under which the Company has agreed to pay such loan in full if GEOILBENT fails to make the scheduled payments. In December 1995, GEOILBENT entered into a new loan agreement with International Moscow Bank for $5.0 million, the repayment of which was not guaranteed by the Company, payable over 17 months with interest at LIBOR plus 8.0%. At March 31, 1996 and December 31, 1995, the Company's proportionate share of the outstanding balances was $1.9 million and $0.9 million, respectively.


NOTE 4 - SHORT TERM BORROWINGS

In 1994, Benton-Vinccler entered into a $25 million credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay commercial paper and for working capital requirements. The credit facility is collateralized in full by time deposits from the Company, bears interest at LIBOR plus 3/4% (5.3% and 6.1% at March 31, 1996 and 1995, respectively) and is renewed on a monthly basis. The loan arrangement contains no restrictive covenants and no financial ratio covenants. The outstanding balance under the credit facility at March 31, 1996 and December 31, 1995 was $19.25 million.

Beginning in the fourth quarter of 1994, Benton-Vinccler acquired approximately $4.1 million of drilling and production equipment from trading companies and suppliers under terms which include repayment within a 12-month period in monthly and quarterly installments at interest rates from 6.7% to 10.75%. At March 31, 1996 and December 31, 1995, approximately $0.7 million related to these loans was outstanding.

In June 1994, GEOILBENT entered into a payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The payment advance of $2.5 million against future oil shipments, which bore an effective discount rate of 12%, was repaid through withholdings from oil sales on a monthly basis through December 1994. In March and August 1995, GEOILBENT received $3.0 million and $2.0 million, respectively, in production payment advances pursuant to similar agreements with NAFTA Moscow containing similar terms. During the period ended March 31, 1996, GEOILBENT repaid most of the original NAFTA Moscow advances. Funding for these repayments was provided largely by entering into other similar short term borrowings and oil payment advance arrangements with Russian commercial banks and with another oil purchaser. GEOILBENT also entered into an agreement with Morgan Guaranty for a short term credit facility under which the Company provides cash collateral for the loans to GEOILBENT. GEOILBENT's obligations under the new agreements with the Russian commercial banks and oil purchaser are not guaranteed by the Company. At March 31, 1996, the Company's proportionate share of the outstanding liabilities of GEOILBENT was $1.4 million, $0.6 million of which was cash collateralized by the Company.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may periodically become subject to actions threatened or brought by its investors or partners in connection with the operation or development of its properties or the sale of securities. Prior to 1992, the Company was engaged in the formation and operation of oil and gas limited partnership interests. In 1992, the Company ceased raising funds through such sales. In connection with its continuing role as managing general partner of certain limited partnerships, the Company may become subject to actions brought by limited partners of these partnerships. Certain of such limited partners have brought an action against the Company in connection with the Company's operation of the limited partnerships as managing general partner. The plaintiffs seek actual and punitive damages for alleged actions and omissions by the Company in operating the partnerships and alleged misrepresentations made by the Company in selling the limited partnership interests. In May 1995, the Company agreed to a binding arbitration proceeding with respect to such claims. In April 1996, the plaintiffs delivered a letter to the arbitrator instructing the arbitrator to place such action in abeyance. The Company intends to vigorously defend this action and does not believe the claims raised are meritorious. However, new developments could alter this conclusion at any time. The Company will be forced to expend time and financial resources to defend or resolve any such matters. The Company is also subject to ordinary litigation that is incidental to its business. None of the above matters are expected to have a material adverse effect on the Company.


NOTE 6 - TAXES ON INCOME

As of December 31, 1995, for federal income tax purposes the Company had operating loss carryforwards of approximately $41.0 million, expiring in the years 2003 through 2010. If the carryforwards are ultimately realized, approximately $3.0 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. The provisions for income taxes for 1996 and 1995 consist primarily of foreign taxes currently payable.


NOTE 7 - RUSSIAN EXPORT TARIFF

GEOILBENT received a waiver from the export tariff for 1995. Russia has recently announced that, in July 1996, such oil export tariffs will be terminated in conjunction with a loan agreement with the International Monetary Fund. It is anticipated that the tariff on oil exporters may be replaced by an excise or other duty levied on all oil producers, but it is currently unclear how such other tax rates and regimes will be set and administered. The Russian regulatory environment continues to be volatile and the Company is unable to predict the impact of such changes in tariffs, taxes and duties.


NOTE 8 - VENEZUELA OPERATIONS

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



NOTE 9 - SUBSEQUENT EVENTS

In May, 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year, beginning November 1, 1996. The indenture agreement provides for limitations on liens, additional indebtedness, certain capital expenditures, dividends, sales of assets and mergers. Pursuant to the terms of the senior unsecured notes, the Company has agreed to file a registration statement to exchange such notes. In the event that the Company does not file such a registration statement and/or consummate an exchange offer within the time periods prescribed, then additional interest (in addition to the interest otherwise due on the notes) will accrue at an annual rate of 0.50% until such exchange offer is consummated. A portion of the proceeds from this offering was used to repay certain long term indebtedness and the remainder will be used for repayment of certain short term obligations and for capital expenditure and working capital purposes. (See Note 2.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations and has reflected the 20% ownership interest of Vinccler as a minority interest. Beginning in 1995, GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations reported in the first quarter of 1996 for Russia reflect the three months ended December 31, 1995. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest, and for oil and gas reserve information, the Company reports its 34% share of the reserves attributable to GEOILBENT.

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

The following discussion of the Company's results of operations for the three months ended March 31, 1996 and 1995 and financial condition at March 31, 1996 and December 31, 1995 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The following table presents the Company's consolidated income statement items as a percentage of total revenues:

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                          1996                    1995
                                                          -----                  -----
Oil and Gas Sales                                          95.0%                  95.4%
Net Gain on Exchange Rates                                  3.4                    1.0
Investment Earnings and Other                               1.6                    3.6
                                                          -----                  -----
   Total Revenues                                         100.0                  100.0
                                                          -----                  -----
Lease Operating Costs and Production Taxes                 12.4                   17.7
Depletion, Depreciation and Amortization                   23.5                   24.8
General and Administrative                                 11.0                   13.2
Interest                                                    6.9                   12.8
Partnership Exchange Expenses                               6.5                     --
                                                          -----                  -----
   Total Expenses                                          60.3                   68.5
                                                          -----                  -----
   Income Before Income Taxes and Minority Interest        39.7                   31.5
Income Tax Expense                                         13.5                    8.6
Minority Interest                                           7.0                    6.8
                                                          -----                  -----
   Net Income                                              19.2%                  16.1%
                                                          =====                  =====

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

The Company had revenues of $32.9 million for the three months ended March 31, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $4.1 million, depletion, depreciation and amortization expense of $7.7 million, general and administrative expense of $3.7 million, interest expense of $2.3 million, partnership exchange expense of $2.1 million, income tax expense of $4.4 million and a minority interest of $2.3 million.
Net income for the period was $6.3 million or $0.22 per share.

By comparison, the Company had revenues of $12.7 million for the three months ended March 31, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $2.2 million, depletion, depreciation and amortization expense of $3.1 million, general and administrative expense of $1.7 million, interest expense of $1.6 million, income tax expense of $1.1 million and a minority interest of $0.9 million. Net income for the period was $2.0 million or $0.08 per share.

Revenues increased $20.2 million, or 159%, during the three months ended March 31, 1996 compared to the corresponding period of 1995 primarily due to increased oil sales in Venezuela. Sales quantities for the three months ended March 31, 1996 from Venezuela and Russia were 2,623,444 and 223,397 Bbl, respectively, compared to 1,062,093 and 118,864 Bbl, respectively, for the three months ended March 31, 1995. Prices for crude oil averaged $9.63 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $10.32 per Bbl from Russia for the three months ended March 31, 1996 compared to $9.02 per Bbl from Venezuela and $13.12 per Bbl from Russia for the corresponding period of 1995. Domestic sales quantities for the three months ended March 31, 1996 were 5,163 Bbl of crude oil and condensate and 1,249,128 Mcf of natural gas compared to 32,317 Bbl of crude oil and condensate and 346,548 Mcf of natural gas for the three months ended March 31, 1995. Domestic prices for crude oil and natural gas averaged $19.94 per Bbl and $3.26 per Mcf during the three months ended March 31, 1996 compared to $17.10 per Bbl and $1.62 per Mcf during the corresponding period of 1995. Revenues for the three months ended March 31, 1996 were reduced by a loss of $0.4 million related to a commodity hedge agreement compared to a loss of $0.2 million during the corresponding period of 1995. Revenues for the three months ended March 31, 1996 were increased by a foreign exchange gain of $1.1 million compared to a gain of $0.1 million during the corresponding period of 1995.

Lease operating costs and production taxes increased $1.9 million, or 86%, during the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily due to the growth of the Company's Venezuelan operations, but decreased as a percentage of total revenues. Depletion, depreciation and amortization increased $4.6 million, or 148%, during the three months ended March 31, 1996 compared to the corresponding period of 1995 primarily due to the increased oil production in Venezuela, but decreased as a percentage of total revenues. Depletion expense per barrel of oil equivalent produced from Venezuela, Russia and the United States during the three months ended March 31, 1996 was $2.09, $3.52 and $6.47, respectively, compared to $1.99, $2.76 and $6.97, respectively, during the corresponding period of the previous year. General and administrative expenses increased $2.0 million, or 118%, during the three months ended March 31, 1996 compared to the corresponding period of 1995 was primarily due to the implementation of certain consulting and related arrangements among Benton-Vinccler, the Company and Vinccler, Venezuelan municipal taxes (which are a function of growing oil revenues) and the Company's increased corporate activity associated with the growth of the Company's business; but decreased slightly as a percentage of total revenues. Interest expense increased $0.7 million, or 44%, during the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily due to increased borrowing to fund operations in Venezuela and Russia, but decreased substantially as a percentage of total revenues. The Company incurred partnership exchange expenses of $2.1 million during the three months ended March 31, 1996 as a result of the completion of an exchange offer resulting in the liquidation of three limited partnerships. Income tax expense increased $3.3 million, or 300%, during the three months ended March 31, 1996 compared to the corresponding period of 1995 due primarily to increases in profitability in Venezuela, the United States and Russia. The net income attributable to the minority interest increased $1.4 million, or 156%, for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela.

INTERNATIONAL OPERATIONS

The Company's costs of operations in Venezuela and Russia beginning in 1993 have included certain fixed or minimum office, administrative, legal and personnel related costs and certain start up costs, including short term facilities rentals, organizational costs, contract services and consultants. Such costs are expected to grow over time as operations increase. In the last two years such costs have become less significant on a unit of production basis, but such costs can be expected to fluctuate in the future based upon a number of factors. In Venezuela, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $7.26 and $2.25 per Bbl, respectively. For the three months ended March 31, 1996 the operating costs and general and administrative expenses for Venezuela decreased to $0.88 and $1.29 per Bbl, respectively. The Company's Venezuelan operations have grown considerably since inception, and are expected to continue to grow, and its operating costs and general and administrative expenses are expected to increase both in the aggregate and on a per unit basis. In Russia, for the year ended December 31, 1993, the operating costs and general and administrative expenses were $16.22 and $12.96 per Bbl, respectively, decreasing to $6.72 and $1.70 per Bbl, respectively, for the three months ended March 31, 1996. The Company's Russian operations have grown less significantly than the Venezuelan operations. Capital expenditures through 1993 in both Venezuela and Russia focused on start-up infrastructure items such as roads, pipelines, and facilities rather than drilling. Beginning in 1994, a higher proportion of capital expenditures have been and will continue to be spent on drilling and production activities.

In January 1996, a consortium consisting of the Company (30%) and two bidding partners (35% each) were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing a 1,300 kilometer seismic survey and drilling three wells to depths ranging from 12,000 to 18,000 feet, within the next five years. PDVSA estimates that such work will cost $60 million. The Company and its partners will have to provide performance guarantees or letters of credit for their pro rata shares of the minimum work program. The venture will be operated by one of the Company's partners, The Louisiana Land and Exploration Company. The venture intends to conduct a 3-D seismic survey beginning in 1996 at a total cost to the Company of $6-7 million. The first well is tentatively scheduled for 1997 at a cost of $1.5-2.0 million to the Company. Future seismic and drilling programs will be based on the results of 1996-97 activity.

If commercial production results from exploration activities at Delta Centro, then an affiliate of PDVSA will participate in the venture at an interest ranging from 1 to 35% at its discretion. Any oil and gas produced at Delta Centro will be sold at market prices and will be subject to the oil and gas taxation regime in Venezuela and to the terms of a profit sharing agreement with PDVSA. Under current oil and gas tax law, a royalty of 16.7% will be paid to the state, and an income tax rate of 66.7% will be applied to the venture's pre-tax profits. Under the terms of the profit sharing agreement, the venture will share 41% of pre-tax income with PDVSA for the period of time during which the first $1 billion of revenues is produced; thereafter, the profit sharing may increase to up to 50% according to a formula based on return on assets.

As a private contractor, Benton-Vinccler is subject to a statutory income tax rate of 34%. However, Benton-Vinccler reported lower effective tax rates due to significant non-cash tax deductible expenses resulting from devaluations in Venezuela when Benton-Vinccler had net monetary liabilities in U.S. dollars. The Company cannot predict the timing or impact of future devaluations in Venezuela. Any Company operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.67% and income taxes of 66.67%.

GEOILBENT is subject to a statutory income tax rate of 35%. GEOILBENT has also been subject to various other tax burdens, including an oil export tariff. The export tariff was 30 ECU's per ton through 1995, although GEOILBENT obtained an exemption from such tariff for 1995. The tariff was reduced to 20 ECU's per ton in January 1996, and Russia has recently announced that effective July 1996, oil export tariffs will be terminated. The Company anticipates that the tariff on oil exporters may be replaced by an excise, pipeline or other tax levied on all oil producers, but it is currently unclear how such other tax rates and regimes will be set and administered.


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

Effective May 1, 1994, the Company entered into a commodity hedge agreement with Morgan Guaranty designed to reduce a portion of the Company's risk from oil price movements. Pursuant to the hedge agreement, with respect to the period from May 1, 1994 through the end of 1996, the Company will receive from Morgan Guaranty $16.82 per Bbl and the Company will pay to Morgan Guaranty the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil ("WTI") determined in the manner set forth in the hedge agreement. Such payments will be made with respect to production of 1,000 Bbl of oil per day for 1994, 1,250 Bbl of oil per day for 1995, and 1,500 Bbl of oil per day for 1996. During the quarter ended March 31, 1996, the average price per Bbl of WTI was $19.57 and the Company's net exposure for the quarter was $0.4 million. The Company's oil production is not materially affected by seasonality. The returns under the hedge agreement are affected by world-wide crude oil prices, which are subject to wide fluctuation in response to a variety of factors that are beyond the control of the Company.

There are presently no restrictions on conversion of currency in either Venezuela or Russia. However, from June 1994 through April 1996, Venezuela implemented exchange controls which significantly limit the ability to convert local currency into U.S. dollars. Because payments made to Benton-Vinccler are made in U.S. dollars into its United States bank account, and Benton-Vinccler is not subject to regulations requiring the conversion or repatriation of those dollars back into the country, the exchange controls have not had a material adverse effect on Benton-Vinccler or the Company.

Within the United States, inflation has had a minimal effect on the Company, but is potentially an important factor in results of operations in Venezuela and Russia. With respect to Benton-Vinccler and GEOILBENT, substantially all of the sources of funds, including the proceeds from oil sales, the Company's contributions and credit financings, are denominated in U.S. dollars, while local transactions in Russia and Venezuela are conducted in local currency. Following the announcement of a Venezuelan preliminary loan accord with the IMF and the lifting of certain exchange and price controls, inflation could be expected to have an adverse effect on Benton-Vinccler.

During the quarter ended March 31, 1996, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar during periods when Benton-Vinccler had substantial net monetary liabilities denominated in bolivares. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the influence of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities for the three months ended March 31, 1996 and 1995 are summarized in the following table and discussed in further detail below:

                                                              THREE MONTHS YEARS ENDED MARCH 31,
                                                            ---------------------------------------
                                                                 1996                     1995
                                                            -------------            --------------
       Net cash provided by operating activities            $  15,775,900            $    5,388,694
       Net cash provided by (used in)
           investing activities                               (14,948,657)                3,583,608
       Net cash provided by (used in)
          financing activities                                    796,725                (1,956,095)
                                                            -------------            --------------
               Net increase in cash                         $   1,623,968            $    7,016,207
                                                            =============            ==============


At March 31, 1996, the Company had current assets of $64.2 million (including $19.3 million and $2.0 million of cash restricted as collateral for loans to Benton-Vinccler and GEOILBENT, respectively), and current liabilities of $61.5 million (including loans of $19.3 million and $0.6 million collateralized by restricted cash), resulting in working capital of $2.7 million and a current ratio of 1.04:1. This compares to the Company's working capital deficit of $2.9 million at March 31, 1995. The increase of $5.6 million was due primarily to working capital generated from operations in excess of capital expenditures.

CASH FLOW FROM OPERATING ACTIVITIES. During the three months ended March 31, 1996 and 1995, respectively, net cash provided by operating activities was approximately $15.8 million and $5.4 million, respectively. Cash flow from operating activities increased by $10.4 million during the three months ended March 31, 1996 over the corresponding period of the prior year due primarily to increased oil and gas production in Venezuela.

CASH FLOW FROM INVESTING ACTIVITIES. During the three months ended March 31, 1996 and 1995, the Company had drilling and production related capital expenditures of approximately $17.4 million and $13.5 million, respectively.
Of the 1996 expenditures, $12 million was attributable to the development of the South Monagas Unit in Venezuela, $1.8 million related to the development of the North Gubkinskoye Field in Russia, $1.7 million related to drilling activity in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields in Louisiana, and $1.9 million was attributable to other projects. The Company also sold certain oil and gas properties for net proceeds of approximately $1.3 million and $14.7 million in the three months ended March 31, 1996 and 1995, respectively.

In April 1996, the Company sold all of its interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields for a purchase price of $35.4 million. Proceeds of the sale will be used for repayment of certain indebtedness and capital expenditures as described below.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. A portion of the proceeds were used to repay certain long term indebtedness and the remainder will be used for repayment of certain short term obligations and for capital expenditure and working capital purposes.

The Company expects 1996 capital expenditures to be approximately $100 million, including $12 million in expenditures for Russia (net to the Company's interest), which is dependent on proposed EBRD or other financing, which may or may not be obtained. Funding for the 1996 and subsequent capital expenditure programs is expected to come from the Company's recent issuance of senior unsecured notes and sale of property interests, its cash flow from operations, future sales of property interests, or issuance of debt or equity securities.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
             None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION
             None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
             (a) Exhibits
                 11.1  Computation of per share earnings.

             (b) Reports on Form 8-K.
                 On January 8, 1996, the Company filed a report on Form 8-K, under Item 5. "Other Events" regarding a press release related to the settlement of certain litigation, such release disseminated on January 8, 1996.

                 On January 12, 1996, the Company filed a report on Form 8-K, under Item 5. "Other Events" regarding a press release related to the execution of a non-binding letter of intent related to the sale of the Company's wholly-owned subsidiary, such release disseminated on January 11, 1996.

                 On March 27, 1996, the Company filed a report on Form 8-K, under Item 5. "Other Events" regarding the Company press release of 1995 and fourth quarter 1995 earnings, such release disseminated on March 20, 1996; and regarding the agreement reached to sell the Company's wholly owned subsidiary, Benton Oil and Gas Company of Louisiana, and related exhibits.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BENTON OIL AND GAS COMPANY

Dated:       May 13, 1996              By: /S/A. E. Benton
                                       ------------------------------
                                       A. E. Benton,
                                       Chairman and Chief Executive Officer


Dated:       May 13, 1996              By: /S/Michael B. Wray
                                       -----------------------------
                                       Michael B. Wray
                                       President  and Chief Financial Officer