Form 10-K/A
period 1995-12-31
BENTON OIL & GAS CO
filed 1996-06-14
CIK 845289

- --------------------------------------------------------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to ___________

                         Commission file number 1-10727

                           BENTON OIL AND GAS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     77-0196707
(STATE OR OTHER JURISDICTION OF            (I.R.S.  EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

1145 EUGENIA PLACE, SUITE 200, CARPINTERIA, CA                     93013
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (805) 566-5600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                       WHICH REGISTERED
                  -------------------                   ------------------------
             COMMON STOCK, $.01 PAR VALUE                      NASDAQ-NMS

    8% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002              NASDAQ

 COMMON STOCK PURCHASE WARRANTS, $11.00 EXERCISE PRICE        NASDAQ - NMS

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Approximate aggregate market value of common stock held by non-affiliates of the registrant: $396,100,000, computed on the basis of $15.69 per share, closing price of the common stock on the NASDAQ-NMS.

          There were 26,073,161 shares of the registrant's Common Stock, $.01 par value, outstanding as of March 28, 1996.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors and executive officers of the Company is set forth below:

                    Name                                          Age                                    Position
                    ----                                          ---                                    --------
A.E. Benton                                                       53                    Chairman of the Board, Chief Executive
                                                                                        Officer and Director
Michael B. Wray                                                   59                    President, Chief Financial Officer and
                                                                                        Director
William H. Gumma                                                  47                    Senior Vice President--Operations, Managing
                                                                                        Director of Benton-Vinccler and Director
David H. Pratt                                                    45                    Vice President--International Finance
Joseph C. White                                                   64                    Vice President--Operations
Clarence Cottman, III                                             40                    Vice President--Business Development
E. Sven Hagen                                                     38                    Vice President--Exploration and Development
Gregory S. Grabar                                                 41                    Vice President--Corporate Development and
                                                                                        Administration
Chris C. Hickok                                                   38                    Vice President--Controller and Chief
                                                                                        Accounting Officer
Bruce M. McIntyre                                                 67                    Director
Richard W. Fetzner                                                66                    Director
Garrett A. Garrettson                                             52                    Director

A.E. BENTON

A.E. Benton, founder of the Company, was first elected Chief Executive Officer and Chairman of the Board of the Company in September 1988. He has served as director of the Company since September 1988. From 1986 to October 1988, Mr. Benton was employed as president and director of Benton Petroleum Company. From 1981 to 1986, Mr. Benton was employed by May Petroleum, Inc., becoming its senior vice president of exploration. From 1979 to 1981, Mr. Benton was employed by TransOcean Oil Company and, upon TransOcean's acquisition by Mobil Oil Corporation, he was employed by another subsidiary of Mobil Oil Corporation as manager of geophysics. He was employed from 1968 to 1979 by Amoco Oil Company in various positions, including director of applied geophysical research. Mr. Benton has a B.S. degree in geophysics from California State University. Mr. Benton serves as a director of First Seismic Corporation.

MICHAEL B. WRAY

Michael B. Wray was first elected President and Chief Financial Officer of the Company in January, 1996. He has served as director of the Company since November 1988. From January 1994 to December 1995, Mr. Wray served as a consultant to the Company. From January 1992 until July 1993, Mr. Wray served as vice president -- finance and administration of Del Mar Operating, Inc. From 1985 through 1991, Mr. Wray was an independent financial consultant to oil and gas exploration and production companies. From 1979 to 1985, Mr. Wray served as a senior financial officer of Guardian Oil Company, Huffco petroleum Corporation and May Petroleum, Inc. Prior to that time, Mr. Wray worked for over 15 years in New York as n investment banker, security analyst and officer in various investment firms including Donaldson, Lufkin & Jenrette, Inc., Drexel & Co. and L.F. Rothschild & Co. Mr. Wray began his career as an attorney with Morgan, Lewis & Bockius in Philadelphia. Mr. Wray holds a B.A. degree from Amherst College and a law degree from Columbia Law School.

WILLIAM H. GUMMA

William H. Gumma was first elected Vice President -- Gulf Coast Operations in August 1989 and was elected Senior Vice President -Operations of the Company in September 1990. In December 1995, Mr. Gumma was elected Managing Director of Benton-Vinccler. In September 1994, Mr. Gumma was appointed a director of the Company to fill a vacancy on the Board of Directors. From 1988 to 1989, Mr. Gumma was chief geophysicist-international for Maxus Energy Corp. (formerly Diamond Shamrock, Inc.), where he directed geophysical exploration in Europe, South America and North Africa. From 1986 to 1988, Mr. Gumma served as vice president of exploration for BHP Petroleum, Inc. From 1983 to 1986, Mr. Gumma served as chief geophysicist and later as Gulf Coast exploration manager for May Petroleum, Inc. From 1980 to 1983, Mr. Gumma served as chief geophysicist for Spectrum Oil and Gas Company. From 1978 to 1980, he was district geophysicist for Inexco Oil Company. From 1972 to 1978, Mr. Gumma was employed by Amoco Oil Company in various positions. Mr. Gumma received his B.S. from the Colorado School of Mines and his M.S. in geophysics from Oregon State University.

DAVID H. PRATT

David H. Pratt was first elected Vice President -- International Finance in January, 1996. From April 1989 to December 1995, Mr. Pratt served as Vice President Finance, Chief Financial Officer and Treasurer of the Company. From 1987 to 1989, Mr. Pratt was a consultant in the accounting services and systems industry. From 1982 to 1987, Mr. Pratt was employed by May Petroleum, Inc., becoming assistant treasurer. He also served as budget and planning manager, and managed corporate and partnership investor relations and other administrative areas. From 1974 to 1982, Mr. Pratt was employed by Arthur Andersen & Co. and he became a Certified Public Accountant in 1975. Mr. Pratt holds B.S. and M.B.A. degrees from Texas Christian University.

JOSEPH C. WHITE

Joseph C. White was elected Vice President -- Operations of the Company in February 1993. Previously, Mr. White was president of J.C. White and Associates, Inc., an independent consulting firm that prepared the Company's independent reserve reports from 1988 through 1992. Mr. White was employed by Texaco for 30 years in a variety of engineering and management positions. In 1968, he was appointed assistant to the vice president for Latin America and Trinidad in Texaco's New York City executive office and in 1971 was appointed assistant to the senior vice president for Texaco's worldwide producing operations. In 1972, he was appointed assistant division manager to Texaco's Denver Division in Colorado. In this position, he was responsible for all engineering and operational matters for Texaco's operations in the Rocky Mountain area.

CLARENCE COTTMAN, III

Clarence Cottman, III was first appointed Land Manager in June 1989, was elected Vice President -- Land of the Company in September 1990 and was elected Vice President -- Business Development in July 1993. Mr. Cottman, a Certified Petroleum Landman, was previously employed by Oryx Energy Company (formerly Sun Exploration and Production Company) from June 1982 to May 1989. Mr. Cottman had held a variety of exploration and production land positions in Oryx's Dallas, Houston, and Denver offices. Most recently, he was district landman for Oryx in Ventura, California, and responsible for all land activity on the West Coast. Mr. Cottman holds a B.A. degree from Rochester Institute of Technology and an M.B.A. from the University of Rhode Island. Mr. Cottman is the son-in-law of Richard W. Fetzner.

E. SVEN HAGEN

E. Sven Hagen was first appointed Gulf Coast Geologist in March 1990 and was elected Vice President -- Exploration and Development in July 1995. From March 1987 to February 1990, Mr. Hagen was employed by Shell Oil Company as an exploration geologist responsible for the technical evaluation of the oil and gas potential of West Africa salt basins including Angola, Congo, Gabon and Namibia. From December 1985 to February 1987, Mr. Hagen was employed by Standard Oil Production Company as an

Exploration Geologist. Mr. Hagen holds a B.A. degree in geology from the University of California at Santa Barbara and a Ph.D. in geology from the University of Wyoming.

GREGORY S. GRABAR

Gregory S. Grabar was first elected Vice President -- Corporate Development and Administration in April 1993 and was first appointed Manager of Administration in October 1990. From 1989 to 1990, Mr. Grabar was in the corporate finance department of Citicorp Real Estate, Inc. From 1988 to 1989, Mr. Grabar was a consultant in the accounting services industry. From 1981 to 1988, Mr. Grabar was a vice president in the corporate finance department at Bateman Eichler, Hill Richards, Inc., a Kemper Securities Inc. company. From 1977 to 1981, Mr. Grabar was in both the audit and tax departments of Arthur Andersen & Co. and became a Certified Public Accountant. Mr. Grabar graduated cum laude from California State University with a B.A. in business administration and received his M.B.A. from the University of California at Los Angeles.

CHRIS C. HICKOK

Chris C. Hickok was first appointed Controller in November 1991 and was elected Vice President -- Controller and Chief Accounting Officer in January 1995. From March 1979 to September 1991, Mr. Hickok was employed by Mission Resources, Inc. and held various positions in the accounting and finance department including financial analyst, assistant controller and controller. Mr. Hickok holds a B.S. degree in business administration from California State University at Hayward and is a Certified Management Accountant.

BRUCE M. MCINTYRE

Bruce M. McIntyre has served as director of the Company since November 1988. Mr. McIntyre is a private investor and a consultant in the oil and gas industry, in which he has been involved since 1952. He also serves in a management capacity with several small, private companies in the energy field. He currently serves as a director of MSC Corp., a private company which manages oil wells in Illinois. From 1981 to 1984, Mr. McIntyre served as president of Rocky Mountain Exploration Company, ultimately negotiating its merger into Carmel Energy, Inc., on whose board of directors he served until March 1986. Prior to that time, Mr. McIntyre held various management positions with C&K Petroleum, Inc. (now ENSTAR Petroleum, Inc.), Jenney Oil Company and Sinclair Oil & Gas Company. Mr. McIntyre is a graduate of Harvard College and the Harvard University Graduate School of Business Administration.

RICHARD W. FETZNER

Richard W. Fetzner has served as director of the Company since May 1990.
Since 1989, Dr. Fetzner has been an associate professor of business administration at California Lutheran University in Thousand Oaks,
California. From 1984 to 1989, Dr. Fetzner served in various academic capacities at the University of Singapore and California Lutheran University and was a consultant to the World Bank. From 1979 to 1984, Dr. Fetzner served as group vice president of Sun Company, Inc. and president of Sun Exploration and Production Company in Dallas, Texas. From 1958 to 1979, he served in various management and professional positions with Sun Oil Company and its subsidiaries including president of Sun International, Inc. and Sun Marine Transport, Inc. Dr. Fetzner holds a B.A. from Augustana College, an M.S. in geology from the University of Wisconsin, a Ph.D. in geology and economics from the University of Wisconsin and an M.B.A. from Drexel University. Dr. Fetzner is the father-in-law of Clarence Cottman, III, an officer of the Company.

GARRETT A. GARRETTSON

Garrett A. Garrettson has served as director of the Company since January 1996. In 1995, Mr. Garrettson was elected as chairman, chief executive officer and president of Contract Recording Technology, Inc. In addition, since 1993 he has served as president and chief executive officer of Censtor Corporation. From 1986 to 1989, Mr. Garrettson served as vice president of Imprimis Technology. prior to that time, after serving in the United States Navy and Naval Reserves, Mr. Garrettson held various positions with Hewlett Packard Company, including laboratory director, department manager, project manager, and research engineer. Mr. Garrettson graduated from Stanford University with a B.S. and M.S. in engineering physics, and a Ph.D. in mechanical engineering.

                         ITEM II. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                                                            COMPENSATION
                                                        ANNUAL COMPENSATION                    AWARDS
                                              -----------------------------                 ------------
                                                                             OTHER                               ALL OTHER
            NAME AND                           SALARY       BONUS        COMPENSATION       OPTIONS/SARS       COMPENSATION
       PRINCIPAL POSITION           YEAR        ($)          ($)              ($)                (#)                ($)
- --------------------------------- ---------- ----------- ------------- ------------------ ------------------ ------------------
A. E. Benton,                       1995       $279,000     $  50,000         (1)                   125,000         $ 460
Chief Executive Officer             1994        250,000             0                               250,000           473
                                    1993        165,000        50,000                               125,000           448

William H. Gumma                    1995        189,000        55,000         (1)                    50,000           272
Senior Vice President -             1994        175,000        20,000                               100,000           273
Operations                          1993        125,000        30,000                                50,000           195

Joseph C. White                     1995        116,000        20,000         (1)                    15,000           902
Vice President - Operations         1994         96,000             0                                40,000           902
                                    1993         90,000        10,000                                     0           489

Clarence Cottman, III               1995        105,000        15,000         (1)                         0           174
Vice President -                    1994         95,000             0                                50,000           118
Business Development                1993         85,000        20,000                                10,000           118

E. Sven Hagen                       1995         98,000        20,000         (1)                    35,000            81
Vice President - Exploration and    1994         84,000             0                                40,000            81
Development                         1993         65,000             0                                     0            81

(1) The aggregate amount of prerequisite compensation to be reported herein is less than the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer. No other annual compensation was paid or payable to the named executive officers in the years indicated.

(2) Represents premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

          The following table shows information concerning options to purchase Common Stock granted to certain individuals during 1995.

                                                          % OF TOTAL
                                                         OPTIONS/SARS
                                                          GRANTED TO       EXERCISE OR                  GRANT DATE
                                      OPTIONS/SARS       EMPLOYEES IN      BASE PRICE     EXPIRATION   PRESENT VALUE
             NAME                       GRANTED (#)        FISCAL YEAR         ($/SH)        DATE         ($)(1)
             ---------------------- ------------------ ------------------ -------------- ------------- --------------
             A.E. Benton                      125,000              22.8%      15.25        12/20/05         $803,750
             William H. Gumma                  50,000               9.1%      15.25        12/20/05          321,500
             Joseph C. White                   15,000               2.7%      15.25        12/20/05           96,450
             E. Sven Hagen                     20,000               3.7%      12.69        4/26/05           107,120
             E. Sven Hagen                     15,000               2.7%      15.25        12/20/05           96,450

(1) To calculate the present value of option/SAR grants, the Company has used the Black-Scholes option pricing model. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated value under that model for the stock option granted on April 26, 1995 is based on the assumptions that include (i) a stock price volatility of 35.0%, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 7.08%, and (iii) an option exercise term of ten years. The estimated values under that model for the stock options granted on December 20, 1995 are based on the assumptions that include (i) a stock price volatility of 35.0%, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 5.80% and (iii) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission requires disclosure of the potential realizable value or present value of each grant. The Company's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise.

    The following table provides information regarding the exercise of stock options during 1995 by certain individuals and the year-end value of unexercised options for certain individuals.

     AGGREGATED OPTIONS/SAR EXERCISES IN 1995 AND YEAR-END OPTION/SAR VALUES

                                                                NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                              SHARES                         OPTIONS/SARS AT YEAR-END (#)    IN-THE-MONEY OPTIONS/SARS ($)
                           ACQUIRED ON          VALUE       -----------------------------    -----------------------------
NAME                       EXERCISE (#)      REALIZED ($)   EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
- ----------------------- ------------------- --------------- ------------- ----------------- --------------- -----------------
A.E. Benton                              0    $          0       726,667           333,333      $5,823,417        $1,536,458
William H. Gumma                    15,000         151,650       276,667           133,333       2,113,517           614,583
Joseph C. White                          0               0        63,334            41,666         576,667           203,333
Clarence Cottman, III               80,000         808,000        68,334            36,666         466,042           287,083
E. Sven Hagen                       15,000         186,750        88,334            61,666         779,917           249,533


EMPLOYMENT AGREEMENTS

          In June 1995, the Board of Directors approved employment agreements with certain key employees of the Company (the "Employment Agreements"), which contain severance provisions in the event of a change in control of the Company. The Company has entered into similar agreements with other officers and key employees.

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

          Each Employment Agreement is for a period of either two or three years. In the event of a change in control, the term of the Employment Agreements will continue in effect for an additional 24 months after such change in control, subject to certain exceptions described therein. Following a change in control of the Company and for a period of 24 months following such event, if the employee is terminated without cause (as defined in the Employment Agreement) or if employment is terminated by the employee for good reason (as defined in the Employment Agreement), the employee is entitled to a cash severance payment equal to three times his annual base salary at the rate in effect prior to termination. The employee, and his dependents, will also be entitled to participate in all life, accidental death, medical and dental insurance plans of the Company in which the employee was entitled to participate at termination for a period of up to two years (and up to seven years in certain circumstances). However, such amounts will not be payable if termination is due to death, normal retirement, permanent disability, or voluntary action of the employee other than for good reason (as defined in the Employment Agreement), or by the Company for cause (as defined in the Employment Agreement) or if such payment is not deductible by the Company as a result of the operation of Section 280G of the Internal Revenue Code.

          Messrs. Benton and Gumma entered into employment agreements for terms of three years on June 26, 1995. Mr. Cottman entered into an employment agreement for a term of three years on July 11, 1994. Mr. Hagen entered into an employment agreement for a term of three years on April 26, 1995. Pursuant to the employment agreements, Mr. Benton's annual base salary was $300,000, Mr. Gumma's annual base salary was $200,000, Mr. Cottman's annual base salary was $95,000 and Mr. Hagen's annual base salary was $100,000. On December 30, 1994, Mr. Cottman's annual base salary was increased to $105,000. On December 20, 1995, Mr. Cottman's annual base salary was increased to $125,000 and Mr. Hagen's annual base salary was increased to $115,000. On January 3, 1996, Mr. Benton's annual base salary was increased to $425,000 and Mr. Gumma's annual base salary was increased to $275,000. Mr. Wray entered into an employment agreement for a term of three years on January 3, 1996. Pursuant to the agreement, Mr. Wray will serve as President and Chief Financial Officer with an annual base salary of $380,000. Salaries are reviewed annually and bonuses are within the discretion of the Board of Directors.

REMUNERATION OF DIRECTORS

          Directors are elected at the annual stockholders' meeting and hold office until the next annual stockholders' meeting and until their successors are elected and qualified. Directors who are not Company officers are paid a fee of $2,000 for each Board meeting attended, $500 for each committee meeting attended and $250 for participation in telephonic meetings. Directors are reimbursed for all travel and related expenses. Beginning July 1995, in addition to the fees paid per meeting, each director who is not a Company officer is paid an annual retainer of $20,000.

          Additionally, the Company's Director Stock Option Plan provides that each person who is elected to serve as a non-employee director of the Company is annually and automatically granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to the market price on the date of grant.

          During 1995, Mr. Wray served as a consultant to the Company to provide financial advice. In consideration of such services, the Company paid Mr. Wray an aggregate of $246,000 during 1995 and reimbursed Mr. Wray for all travel and business related expenses. The Company provided Mr. Wray with use of a Company car for 1995. See "Certain Relationships and Related Transactions."


                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth information with respect to each person known to the Company to be the beneficial owner of more than five percent of the issued and outstanding Common Stock of the Company as of April 30, 1996, the directors and nominees, the executive officers named in the Summary Compensation Table, and the directors and executive officers, as a group. The Common Stock ownership information includes current shareholdings, Common Stock subject to warrants which are currently exercisable or exercisable within 60 days, and Common Stock subject to option under the Company's Stock Option Plans which are currently exercisable or exercisable within 60 days:


                           NAME AND ADDRESS OF                  SHARES BENEFICIALLY        PERCENTAGE OF SHARES
                            BENEFICIAL OWNER                           OWNED              BENEFICIALLY OWNED (1)
             ------------------------------------------------ ------------------------- ---------------------------
             Scudder, Stevens & Clark, Inc.                          2,118,600  (2)               7.88%
                345 Park Avenue
                New York, NY  10154
             A.E. Benton                                             1,410,000  (3)               5.09%
             Michael B. Wray                                           109,300  (4)                 *
             William H. Gumma                                          260,000  (5)                 *
             Joseph C. White                                            70,000  (6)                 *
             Clarence Cottman, III                                      75,967  (7)                 *
             E. Sven Hagen                                             101,667  (8)                 *
             Bruce M. McIntyre                                         100,000  (9)                 *
             Richard W. Fetzner                                         71,667  (10)                *

             Garrett A. Garrettson                                      10,000  (11)                *
             All directors and executive officers as a group         2,686,834  (12)              9.32%
                 (12 persons)

          *Less than 1%

(1) The percentage of Common Stock is based upon 26,896,156 shares of Common Stock outstanding as of May 24, 1996.
(2) The number of shares and the nature of beneficial ownership of Scudder, Stevens & Clark, Inc. is as of December 31, 1995 and is based upon the Schedule 13G filed with the Securities and Exchange Commission. Pursuant to such Schedule 13G, Scudder, Stevens & Clark, Inc. reported sole dispositive power with respect to all such shares and disclaimed beneficial ownership.
(3) Includes 810,000 shares subject to options which are currently exercisable or exercisable within 60 days after May 24, 1996, under the Company's stock option plans.
(4) Includes 90,000 shares subject to options which are currently exercisable or exercisable within 60 days after May 24, 1996, under the Company's stock option plans.
(5) Includes 260,000 shares subject to options which are currently exercisable or exercisable within 60 days after May 24, 1996, under the Company's stock option plans.
(6) Includes 70,000 shares subject to options which are currently exercisable or exercisable within 60 days after May 24, 1996, under the Company's stock option plans.
(7) Includes 75,967 shares subject to options which are currently exercisable or exercisable within 60 days after May 24, 1996, under the Company's stock option plans.
(8) Includes 101,667 shares subject to options which are currently exercisable or exercisable within 60 days after May 24, 1996, under the Company's stock option plans.
(9) Includes 90,000 shares subject to options which are currently exercisable or exercisable within 60 days after May 24, 1996, under the Company's stock option plans.
(10) Includes 71,667 shares subject to options which are currently exercisable or exercisable within 60 days after May 24, 1996, under the Company's stock option plans.
(11) Includes 10,000 shares subject to options which are currently exercisable or exercisable within 60 days after May 24, 1996, under the Company's stock option plans.
(12) Includes 1,922,633 shares subject to options which are currently exercisable or exercisable within 60 days after May 24, 1996, under the Company's stock option plans.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ-NMS. Reporting persons are required by SEC regulations to furnish the Company with copies of Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Form 5 was required to be filed, the Company believes that during 1995 all filing requirements applicable to its executive officers, directors and greater than ten-percent beneficial owners were complied with, except Mr. McIntyre filed one Form 4 late which covered transactions related to 2,000 shares of Common Stock.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In January 1994, the Company entered into a consulting agreement with Mr. Wray, a director of the Company, to provide financial advice for a period of six months with compensation of $15,000 per month. Mr. Wray has significant experience in investment banking, financial management in the oil and gas industry and financial consulting. The fees payable pursuant to the consulting agreement were determined based upon negotiations with Mr. Wray, with compensation comparable to fees paid to unaffiliated management consultants and financial consultants. In May, 1994, as amended in January 1995, the Company entered into a new consulting agreement with Mr. Wray pursuant to which Mr. Wray provided advice through December 31, 1995, with compensation of $20,000 per month and the use of a Company car, with all travel and business related expenses reimbursed by the Company. The term and compensation arrangement were modified in recognition of the expertise actually provided by Mr. Wray and the Company's desire to retain his continued participation and service, as negotiated with Mr. Wray. Mr. Wray has been instrumental in negotiating and closing certain financing arrangements entered into by the Company since January 1994, and has provided insight and direction in the Company's efforts to pursue financing for its international projects. The Company believes that the fees paid to Mr. Wray pursuant to the consulting agreements were comparable to those fees that have been charged by independent consultants providing similar services. On January 3, 1996, Mr. Wray was elected President and Chief Financial Officer of the Company.

          On December 31, 1993, the Company guaranteed a loan made to Mr. A. E. Benton, its Chief Executive Officer, for $300,000. In January 1994, the Company loaned $800,000 to Mr. Benton with interest at prime plus 1.0%; in September 1994, Mr. Benton made a payment of $207,014 against this loan. In December 1995, the Company purchased a home from Mr. Benton for $1.73 million, based on two independent appraisals, and from the proceeds Mr. Benton repaid the balance owed to the Company of $592,986 plus accrued interest and the $300,000 loan guaranteed by the Company. The Company anticipates selling the home in 1996. The Company loaned Mr. Pratt $95,000 on November 11, 1993 on the same terms as the $800,000 loan to Mr. Benton, which is payable on demand by the Company.


                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(3) 99.1 Credit Agreement dated as of May 30, 1996 among Benton Oil and Gas Company and Morgan Guaranty Trust Company of New York.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        BENTON OIL AND GAS COMPANY
                                        (Registrant)


Date:  June 12, 1996                    By:       /s/ A. E. Benton
                                           -----------------------------
                                             A.E. Benton
                                             Principal Executive Officer


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/   A. E. BENTON                                             June 12, 1996
- -------------------------------------
      A.E. Benton
Principal Executive Officer and Director

/s/   MICHAEL B. WRAY                                          June 12, 1996
- -------------------------------------
      Michael B. Wray
Principal Financial Officer, Director

/s/   CHRIS C. HICKOK                                          June 12, 1996
- -------------------------------------
      Chris C. Hickok,
Principal Accounting Officer

/s/   WILLIAM H. GUMMA                                         June 12, 1996
- -------------------------------------
      William H. Gumma, Director

/s/   BRUCE M. MCINTYRE                                        June 12, 1996
- -------------------------------------
      Bruce M. McIntyre, Director

/s/   RICHARD W. FETZNER                                       June 12, 1996
- -------------------------------------
      Richard W. Fetzner, Director

/s/   GARRETT A. GARRETTSON                                    June 12, 1996
- -------------------------------------
      Garrett A. Garrettson, Director