Form 10-Q
period 1996-06-30
BENTON OIL & GAS CO
filed 1996-08-14
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                     Quarterly Report Under Section 13 or 15(d)
      [X]              of the Securities Exchange Act of 1934
                   For the Quarterly Period Ended June 30, 1996 or

                  Transition Report Pursuant to Section 13 or 15(d)
      [  ]              of the Securities Act of 1934 for the
                  Transition Period from ___________to_____________

                           COMMISSION FILE NO. 1-10762


                            _______________________


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


                            _______________________


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

                           _______________________


              At August 12, 1996, 27,577,638 shares of
              the Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES



                                                                                                                 Page

PART I.     FINANCIAL INFORMATION

            Item 1. FINANCIAL STATEMENTS
                       Consolidated Balance Sheets at June 30, 1996
                            (Unaudited) and December 31, 1995...................................................   3
                       Consolidated Statements of Income for the Three
                            Months Ended June 30, 1996 and 1995 (Unaudited).....................................   4
                       Consolidated Statements of Income for the Six
                            Months Ended June 30, 1996 and 1995 (Unaudited).....................................   5
                       Consolidated Statements of Cash Flows for the Six
                            Months Ended June 30, 1996 and 1995 (Unaudited).....................................   6
                       Notes to Consolidated Financial Statements...............................................   8

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.........................................................  14


PART II.    OTHER INFORMATION

Signatures......................................................................................................  21

PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                        JUNE 30,       DECEMBER 31,
                                                                          1996             1995
                                                                     -------------    -------------
                                                                       (unaudited)
ASSETS
- ------
    CURRENT ASSETS:
         Cash and cash equivalents                                   $  13,785,231    $   6,179,998
         Restricted cash (Notes 3, 4 and 5)                             38,314,000       20,314,000
         Marketable securities                                          79,909,144
         Accounts receivable:
             Accrued oil and gas revenue                                31,546,475       22,069,217
             Joint interest and other                                    3,900,629        2,869,962
         Prepaid expenses and other                                        686,748          214,622
                                                                     -------------    -------------
                 TOTAL CURRENT ASSETS                                  168,142,227       51,647,799

    OTHER ASSETS                                                         5,847,917        3,434,760

    PROPERTY AND EQUIPMENT (Notes 3 and 5):
         Oil and gas properties (full cost method - costs of
             $19,965,879 and $17,925,371 excluded from
             amortization in 1996 and 1995, respectively)              186,767,248      177,110,550
         Furniture and fixtures                                          3,262,018        2,539,233
                                                                     -------------    -------------
                                                                       190,029,266      179,649,783
         Accumulated depletion and depreciation                        (33,187,314)     (19,982,244)
                                                                     -------------    -------------
                                                                       156,841,952      159,667,539
                                                                     -------------    -------------
                                                                     $ 330,832,096    $ 214,750,098
                                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
    CURRENT LIABILITIES:
         Accounts payable:
             Revenue distribution                                    $     868,810    $   2,692,751
             Trade and other                                            19,655,776       19,777,018
         Accrued interest payable, payroll and related taxes             5,295,130        1,687,648
         Income taxes payable                                            9,042,995        1,039,166
         Short term borrowings (Note 4)                                 21,371,228       21,905,480
         Current portion of long term debt (Note 3)                      1,477,355        7,433,339
                                                                     -------------    -------------
                 TOTAL CURRENT LIABILITIES                              57,711,294       54,535,402

    LONG TERM DEBT (Note 3)                                            127,173,617       49,486,306

    MINORITY INTEREST (Note 8)                                          11,447,056        7,047,791

    COMMITMENTS AND CONTINGENCIES (Notes 3, 5, 7 and 9)

    STOCKHOLDERS' EQUITY (Note 3):
         Preferred stock, par value $0.01 a share;
                 authorized 5,000,000 shares; outstanding, none
         Common stock, par value $0.01 a share;
                 authorized 40,000,000 shares; issued and
                 outstanding 27,305,825 and 25,508,605 shares at
                 June 30, 1996 and December 31, 1995, respectively         273,058          255,086
         Additional paid-in capital                                    118,422,354       97,745,794
         Retained earnings                                              15,804,717        5,679,719
                                                                     -------------    -------------
                 TOTAL STOCKHOLDERS' EQUITY                            134,500,129      103,680,599
                                                                     -------------    -------------
                                                                     $ 330,832,096    $ 214,750,098
                                                                     =============    =============

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (unaudited)


                                                        THREE MONTHS ENDED JUNE 30,
                                                      ------------------------------
                                                           1996            1995
                                                      ------------    ------------
REVENUES
     Oil and gas sales                                $ 33,086,049    $ 12,748,781
     Gain on sale of properties (Note 2)                 7,153,253
     Gain (loss) on exchange rates                         528,205         (12,931)
     Investment earnings and other                       1,122,166         473,380
                                                      ------------    ------------
                                                        41,889,673      13,209,230
                                                      ------------    ------------
EXPENSES
     Lease operating costs and production taxes          5,183,497       3,041,069
     Depletion, depreciation and amortization            7,066,905       3,328,335
     General and administrative                          5,303,675       2,214,834
     Interest                                            3,380,877       1,742,915
                                                      ------------    ------------
                                                        20,934,954      10,327,153
                                                      ------------    ------------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                              20,954,719       2,882,077
INCOME TAX EXPENSE                                       4,992,506         891,686
                                                      ------------    ------------
INCOME BEFORE MINORITY INTEREST                         15,962,213       1,990,391
MINORITY INTEREST (Note 8)                               2,072,656         879,898
                                                      ------------    ------------

INCOME BEFORE EXTRAORDINARY CHARGE                      13,889,557       1,110,493

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF
     DEBT, NET OF TAX BENEFIT OF $879,000. (Note 2)     10,074,799
                                                      ------------    ------------

NET INCOME                                            $  3,814,758    $  1,110,493
                                                      ============    ============

INCOME (LOSS) PER COMMON SHARE:
     Primary:
          Income before extraordinary charge          $       0.47    $       0.04
          Extraordinary charge                               (0.34)             --
                                                      ------------    ------------
               Net Income                             $       0.13    $       0.04
                                                      ============    ============
     Fully Diluted:
          Income before extraordinary charge          $       0.46    $       0.04
          Extraordinary charge                               (0.33)             --
                                                      ------------    ------------
               Net Income                             $       0.13    $       0.04
                                                      ============    ============


See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (unaudited)


                                                       SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------
                                                           1996           1995
                                                      ------------    -----------
REVENUES
     Oil and gas sales                                $ 64,370,972    $24,829,260
     Gain on sale of properties (Note 2)                 7,153,253
     Gain on exchange rates                              1,655,920        118,786
     Investment earnings and other                       1,648,275        922,350
                                                      ------------    -----------
                                                        74,828,420     25,870,396
                                                      ------------    -----------
EXPENSES
     Lease operating costs and production taxes          9,256,017      5,287,071
     Depletion, depreciation and amortization           14,799,706      6,473,402
     General and administrative                          8,951,135      3,883,606
     Interest                                            5,640,872      3,361,041
     Partnership exchange expenses (Note 2)              2,139,655
                                                      ------------    -----------
                                                        40,787,385     19,005,120
                                                      ------------    -----------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                              34,041,035      6,865,276
INCOME TAX EXPENSE                                       9,441,973      1,971,102
                                                      ------------    -----------
INCOME BEFORE MINORITY INTEREST                         24,599,062      4,894,174
MINORITY INTEREST (Note 8)                               4,399,265      1,742,573
                                                      ------------    -----------

INCOME BEFORE EXTRAORDINARY CHARGE                      20,199,797      3,151,601

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF
     DEBT, NET OF TAX BENEFIT OF $879,000. (Note 2)     10,074,799
                                                      ------------    -----------

NET INCOME                                            $ 10,124,998    $ 3,151,601
                                                      ============    ===========

INCOME (LOSS) PER COMMON SHARE:
     Primary:
          Income before extraordinary charge          $       0.70    $      0.12
          Extraordinary charge                               (0.35)            --
                                                      ------------    -----------
               Net Income                             $       0.35    $      0.12
                                                      ============    ===========
     Fully Diluted:
          Income before extraordinary charge          $       0.67    $      0.12
          Extraordinary charge                               (0.33)            --
                                                      ------------    -----------
               Net Income                             $       0.34    $      0.12
                                                      ============    ===========



See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                 -----------------------------
                                                                      1996            1995
                                                                 -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $  10,124,998    $  3,151,601
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depletion, depreciation and amortization                       14,799,706       6,473,402
     Net earnings from limited partnerships                                            (20,435)
     Amortization of financing costs                                   139,053          90,640
     (Gain) loss on disposition of assets                           (6,928,253)         10,632
     Partnership exchange expenses                                   2,139,655
     Minority interest in undistributed earnings of subsidiary       4,399,265       1,742,573
     Extraordinary charge for early retirement of debt              10,074,799
     Increase in accounts receivable                               (10,629,480)     (1,919,152)
     Increase in prepaid expense and other                            (472,126)     (1,339,986)
     Decrease in accounts payable                                   (1,741,679)     (1,562,974)
     Increase (decrease) in accrued interest payable,
          payroll and related taxes                                  3,607,482         (25,497)
     Increase in income taxes payable                                8,003,829       1,586,616
                                                                 -------------    ------------
          TOTAL ADJUSTMENTS                                         23,392,251       5,035,819
                                                                 -------------    ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                 33,517,249       8,187,420
                                                                 -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                   34,726,680      14,708,863
     Additions of property and equipment                           (36,276,443)    (27,130,397)
     Increase in restricted cash                                   (18,000,000)
     Increase in marketable securities                             (79,909,144)
     Distributions from limited partnerships                           277,469
                                                                 -------------    ------------
          NET CASH USED IN INVESTING ACTIVITIES                    (99,181,438)    (12,421,534)
                                                                 -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants           11,811,229         611,738
     Proceeds from issuance of notes payable                       129,603,228      22,040,000
     Payments on short term borrowings
          and notes payable                                        (52,992,808)     (6,980,406)
     Prepayment premiums on debt retirement, net of tax            (10,074,799)
     Increase in other assets                                       (5,077,428)       (213,664)
                                                                 -------------    ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                 73,269,422      15,457,668
                                                                 -------------    ------------

          NET INCREASE (DECREASE) IN CASH                            7,605,233      11,223,554

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     6,179,998      14,192,568
                                                                 -------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  13,785,231    $ 25,416,122
                                                                 =============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest expense            $   3,888,311    $  3,215,165
                                                                 =============    ============
     Cash paid during the period for income taxes                $     645,841    $    368,427
                                                                 =============    ============


                                   (continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 1996, $3,226,000 principal amount of the Company's 8% convertible notes and $2,460,000 principal amount of the Company's 8% convertible debentures were retired upon conversion into 275,081 and 248,793 shares of the Company's common stock, respectively.

During the six months ended June 30, 1996, the Company financed the purchase of oil and gas equipment and services in the amount of $272,655. Also during the six months ended June 30, 1996, the Company acquired the partners' interests in each of the three limited partnerships sponsored by the Company in exchange for an aggregate of 168,362 shares of the Company's common stock and warrants to purchase 587,783 shares of common stock at $11.00 per share, with a total value of $3,996,601.

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

                   SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Benton Oil and Gas Company (the "Company") engages in the exploration, development, production and management of oil and gas properties.

The Company and its former subsidiary, Benton Oil and Gas Company of Louisiana, participated as the managing general partner of three oil and gas limited partnerships formed during 1989 through 1991. Under the provisions of the limited partnership agreements, the Company received compensation as stipulated therein, and functioned as an agent for the partnerships to arrange for the management, drilling, and operation of properties, and assumed customary contingent liabilities for partnership obligations. In January 1996, the Company issued an aggregate of 168,362 shares of common stock and warrants to purchase 587,783 shares of common stock at $11 per share in exchange for all outstanding limited partnership interests and liquidated the partnerships.(See Note 2.)

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

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the three and six month periods ended June 30, 1996 and 1995. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. References should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants. Total weighted average common stock equivalent shares used to calculate earnings per common share were:

                                       THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                   ----------------------------------              ----------------------------------
                                      1996                    1995                    1996                    1995
                                      ----                    ----                    ----                    ----
Primary shares                     29,371,716              26,880,445              28,522,953              26,459,123
Fully diluted shares               30,314,901              26,880,445              30,097,576              26,459,123

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $528,893 and $1,090,375 for the six months ended June 30, 1996 and 1995, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Venezuelan, Russian and other cost centers at June 30, 1996 were $16,361,568, $2,611,279, and $993,032, respectively. Excluded costs attributable to the Venezuelan, Russian and other cost centers at December 31, 1995 were $14,001,386, $3,214,849 and $709,136, respectively. Depletion expense attributable to the Venezuelan, Russian and United States cost centers for the six months ended June 30, 1996 was $11,643,621, $1,348,231 and $214,571 ($2.07, $3.40 and $6.47 per equivalent barrel), respectively. Depletion expense attributable to the Venezuelan, Russian and United States cost centers for the six months ended June 30, 1995 was $4,147,913, $785,008 and $1,389,665 ($1.99, $2.87 and $7.13 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $212,409 and $143,724 for the six months ended June 30, 1996 and 1995, respectively.

MARKETABLE SECURITIES

Marketable securities are carried at the lower of their aggregate cost or market value. They are comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations; all having maturities of no more than 180 days.

RECLASSIFICATIONS

Certain items in 1995 have been reclassified to conform to the 1996 financial statement presentation.


NOTE 2 - PROPERTY SALES AND PARTNERSHIP EXCHANGE OFFER

In March 1995, the Company sold its 32.5% working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field for approximately $14.9 million. In April 1996, the Company sold its remaining interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields located in the Gulf Coast of Louisiana for approximately $35.4 million, resulting in a gain of approximately $7.2 million after adjustments for revenues and expenses subsequent to the effective date of December 31, 1995 and satisfaction of a net profits interest associated with the properties. In conjunction with this sale and to obtain the required consents for such sale, the Company agreed to repay $35 million in senior unsecured notes and a $5 million revolving credit facility which was secured in part by these properties. Debt prepayment premiums and related costs totalling approximately $11.0 million ($10.1 million net of tax benefits) have been recognized as an extraordinary loss in the second quarter of 1996. (See Note 3.)

In January 1996, the Company completed an exchange offer under which it issued an aggregate of 168,362 shares of common stock and warrants to purchase 587,783 shares of common stock at $11 per share in exchange for all outstanding limited partnership interests in the three remaining limited partnerships sponsored by the Company. The shares of common stock were valued at $1.9 million (based upon the current market price at the time of the offer), which was allocated to oil and gas properties. Substantially all of the oil and gas properties were immediately sold at their approximate book value. The warrants, issued as an inducement to the participants to accept the exchange offer, were valued at $3.64 each for a total of $2.1 million, which was charged to expense in the first quarter of 1996.

NOTE 3 - LONG TERM DEBT

Long term debt consists of the following:

                                                                             JUNE 30                DECEMBER 31,
                                                                              1996                      1995
                                                                        ----------------          ---------------
Senior unsecured notes with interest at 11.625%.
    See description below.                                                 $125,000,000
Senior unsecured notes with interest at 13.0%.
    See description below.                                                                           $35,000,000
Revolving secured credit facility.  Interest
    payments due quarterly beginning
    March 31, 1995.  Principal payments due
    quarterly beginning March 31, 1997.
    See description below.                                                                             5,000,000
Convertible subordinated debentures with
    interest at 8.0%.  See description below.                                 1,850,000                4,310,000
Convertible subordinated notes with interest
    at 8.0%.   See description below.                                                                  3,269,000
Promissory note due on July 1, 1996 with
     interest at 13.0% from January 1, 1996.
    Unsecured.                                                                                         1,000,000
Vendor financing with interest ranging from 10.5 - 13.5%.
    Principal and interest payments are due in varying
    installments through April 1997.  Unsecured.                                                       6,234,357
Bank financing with interest at LIBOR plus
     7.5% to 8.0%. Secured by certain GEOILBENT
    oil export proceeds.  See description below.                              1,717,000                  850,000
Other--various equipment leases and bank financing with
    interest and/or principal payments due monthly from
    $180 to $3,381. Interest rates vary from 9.75% to
    16.91%. Notes and leases mature from March 1997 to
    March 2000.
    Secured by equipment and residential real estate.                            83,972                1,256,288
                                                                        ---------------            -------------
                                                                            128,650,972               56,919,645
Less current portion                                                          1,477,355                7,433,339
                                                                         --------------             ------------
                                                                           $127,173,617              $49,486,306
                                                                           ============              ===========

In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year, beginning November 1, 1996. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain capital expenditures, dividends, mergers and sales of assets. Pursuant to the terms of the senior unsecured notes, the Company has filed a registration statement to exchange such notes. In the event that the Company does not consummate an exchange offer within the time periods prescribed, additional interest (in addition to the interest otherwise due on the notes) will accrue at an annual rate of 0.50% until such exchange offer is consummated. A portion of the proceeds from the notes was used to repay certain long term indebtedness and certain short term obligations and the remainder will be used for capital expenditure and working capital purposes.

In September 1994 and June 1995, the Company issued $15 million and $20 million in 13% senior unsecured notes due 2002 and 2007, respectively. Additionally, in connection with the two issuances of notes, the Company issued warrants entitling the holder to purchase 250,000 shares of common stock at $9.00 per share and 125,000 shares at $17.09 per share, subject to adjustment in certain circumstances, that are exercisable on or before September 30, 2002 and June 30, 2007, respectively. In April and May 1996, in conjunction with the sale of the Company's Gulf Coast properties and the issuance of $125 million of debt, the Company repaid the outstanding 13% notes, accrued interest, and corresponding prepayment premiums of $11.0 million. (See Note 2.)

In December 1994, the Company entered into a $10 million revolving credit facility, secured in part by mortgages on the Company's U.S. properties and in part by a guarantee provided by the financial institution which arranged the credit facility. In exchange for the credit enhancement, the Company issued to the arranging financial institution and lending commercial bank warrants entitling the holders to purchase 50,000 shares of common stock at $12.00 per share, subject to adjustment in certain circumstances, that are exercisable on or before December 2004, and the Company granted to the arranging institution a 5% net profits interest in the Company's properties whose development was financed by the facility. In conjunction with the sale of the Company's Gulf Coast properties in April 1996, the Company repaid the outstanding balance of $5.0 million to the lending institution. (See
Note 2.)

In May 1992, the Company issued $6,428,000 aggregate principal amount of publicly offered 8% convertible subordinated debentures due May 1, 2002, convertible at the option of the note holders at 101.157 shares per $1,000 principal amount. As of March 31, 1996, $4,252,000 of the debentures were outstanding. In May 1996, the holders of the notes were notified of the Company's intention to prepay the debentures on July 23, 1996 at 103% of the principal amount plus accrued interest. As a result, during the three months ended June 30, 1996, holders of debentures with a principal amount of $2,402,000 elected to convert their notes for 242,928 shares of common stock. Subsequent to June 30, 1996, the Company issued an aggregate of 187,079 shares of common stock upon the conversion of the remaining debentures.

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

Beginning in August 1994, GEOILBENT had entered into various agreements with International Moscow Bank ("IMB") for credit facilities with the following terms: amounts of $4-6 million, repayment over 14 to 17 months, and interest at LIBOR plus 7.5 to 8.0%. In December 1995, GEOILBENT signed a new credit facility with IMB for $5 million, payable over 17 months with interest at LIBOR plus 8.0%. At June 30, 1996 and December 31, 1995, the Company's proportionate share of the outstanding balances was $1.7 million and $0.9 million, respectively. While the repayment of loans under earlier agreements was guaranteed by the Company, repayment under the current agreement is not.


NOTE 4 - SHORT TERM BORROWINGS

In 1994, Benton-Vinccler entered into a $25 million credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay commercial paper and for working capital requirements. The credit facility is collateralized in full by time deposits from the Company, bears interest at LIBOR plus 3/4% (6.2% and 6.9% at June 30, 1996 and 1995, respectively) and is renewed on a monthly basis. The loan arrangement contains no restrictive covenants and no financial ratio covenants. The outstanding balance under the credit facility at June 30, 1996 and December 31, 1995 was $19.25 million. In August 1996 the facility was replaced by a long term agreement for $50 million. (See Note 9.)

Beginning in the fourth quarter of 1994, Benton-Vinccler acquired approximately $4.1 million of drilling and production equipment from trading companies and suppliers under terms which include repayment within a 12-month period in monthly and quarterly installments at interest rates from 6.7% to 10.75%. In June 1996, the Company paid the balance remaining on these purchases with proceeds from the issuance in May 1996 of $125 million of debt. (See Note 3.) At December 31, 1995, approximately $0.7 million related to these loans was outstanding.

In June 1994, GEOILBENT entered into a payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The payment advance of $2.5 million against future oil shipments, which bore an effective discount rate of 12%, was repaid through withholdings from oil sales on a monthly basis through December 1994. In March and August 1995, GEOILBENT received $3.0 million and $2.0 million, respectively, in production payment advances pursuant to similar agreements with NAFTA Moscow containing similar terms. During the period ended June 30, 1996, GEOILBENT repaid the original NAFTA Moscow advances. Funding for the repayment was provided largely by entering into other oil payment advance arrangements and similar short term borrowings with other oil purchasers and with Russian commercial banks. GEOILBENT also entered into an agreement with Morgan Guaranty for a short term credit facility under which the Company provides cash collateral for the loans to GEOILBENT. GEOILBENT's obligations under the new agreements with the Russian commercial banks and oil purchaser are not guaranteed by the Company. At June 30, 1996, the Company's proportionate share of the outstanding liabilities of GEOILBENT was $2.1 million, $1.1 million of which was cash collateralized by the Company.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

In May 1996, the Company entered into an agreement with Morgan Guaranty which provides for a $20 million revolving credit facility and an $18 million cash collateralized 5-year letter of credit to secure the Company's performance of the minimum exploration work program required in the Delta Centro Block in Venezuela. The revolving credit facility can be drawn upon until December 1996, and calls for interest at LIBOR plus 3% through June 1997 and LIBOR plus 3.75% thereafter. Any amount outstanding at the end of the revolving period will automatically convert into a term loan due 15 months thereafter. The credit facility contains financial covenants requiring that the Company maintain a current ratio of at least 1.1 to 1.0 and a minimum net worth of $100 million at the end of each fiscal quarter.

In the normal course of its business, the Company may periodically become subject to actions threatened or brought by its investors or partners in connection with the operation or development of its properties or the sale of securities. Prior to 1992, the Company was engaged in the formation and operation of oil and gas limited partnership interests. In 1992, the Company ceased raising funds through such sales. Certain limited partners in limited partnerships sponsored by the Company have brought an action against the Company in connection with the Company's operation of the limited partnerships as managing general partner. The plaintiffs seek actual and punitive damages for alleged actions and omissions by the Company in operating the partnerships and alleged misrepresentations made by the Company in selling the limited partnership interests. In May 1995, the Company agreed to a binding arbitration proceeding with respect to such claims. As of June 30, 1996, the plaintiffs had not commenced discovery. The Company intends to vigorously defend this action and does not believe the claims raised are meritorious. However, new developments could alter this conclusion at any time. The Company will be forced to expend time and financial resources to defend or resolve any such matters. The Company is also subject to ordinary litigation that is incidental to its business. None of the above matters are expected to have a material adverse effect on the Company.


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


NOTE 7 - RUSSIAN EXPORT TARIFF

GEOILBENT received a waiver from the Russian oil export tariff for 1995. In July 1996, the oil export tariff was terminated. The Company anticipates that the tariff on oil exporters will be replaced by an excise, pipeline or other tax levied on all oil producers, but it is currently unclear how such other tax rates and regimes will be set and administered. The Russian regulatory environment continues to be volatile and the Company is unable to predict the impact of such changes in tariffs, taxes and duties.

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


NOTE 9 - SUBSEQUENT EVENTS

In August 1996, Benton-Vinccler entered into a $50 million, 2 year credit facility with Morgan Guaranty to repay the balance outstanding under a short term credit facility (See Note 4) and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company and bears interest at LIBOR plus 6%. The Company will receive interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations and has reflected the 20% ownership interest of Vinccler as a minority interest. Beginning in 1995, GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations reported in the first half of 1996 for Russia reflect the six months ended March 31, 1996. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest, and for oil and gas reserve information, the Company reports its 34% share of the reserves attributable to GEOILBENT.

The Company follows the full-cost method of accounting for its investments in oil and gas properties. The Company capitalizes all acquisition, exploration, and development costs incurred. The Company accounts for its oil and gas properties using cost centers on a country by country basis. Proceeds from sales of oil and gas properties are credited to the full-cost pools. Capitalized costs of oil and gas properties are amortized within the cost centers on an overall unit-of-production method using proved oil and gas reserves as determined by independent petroleum engineers. Costs amortized include all capitalized costs (less accumulated amortization), the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, and estimated dismantlement, restoration and abandonment costs. See Note 1 to Consolidated Financial Statements.

The following discussion of the Company's results of operations for the six months ended June 30, 1996 and 1995 and financial condition at June 30, 1996 and December 31, 1995 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I, Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The Company's results of operations for the three and six months ended June 30, 1996 reflect the substantial growth of Benton Vinccler, C.A. in Venezuela, the relative slow growth of GEOILBENT in Russia, and the sale of the Company's U.S. operations. Benton-Vinccler accounted for more than 85% of the Company's production, oil and gas sales and net income for the first half of 1996, and reported increases of more than 150% in these areas over the corresponding period of 1995. Benton Vinccler's significant growth has resulted in increases in both oil and gas sales and expenses compared to the corresponding period in 1995, although expenses have declined both on a per barrel basis and as a percent of oil and gas sales as production volumes have increased. Other major influences on the Company's results of operations during the second quarter of 1996 were the sale of its Gulf Coast operations, resulting in a gain of $7.2 million and the restructuring of its long term debt, resulting in the issuance of $125 million of senior unsecured notes and an extraordinary charge of $11.0 million ($10.1 million net of tax benefits) against earnings for the early retirement of certain privately placed notes. In the first quarter of 1996, the Company completed a partnership exchange offer, resulting in a noncash charge of $2.1 million related to the issuance of certain warrants.

The following table presents selected expense items from the Company's consolidated income statement as a percentage of oil and gas sales:

                                                               THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------               ---------------------------
                                                                  1996              1995                    1996              1995
                                                               ----------        ---------               ---------          --------
Lease Operating Costs and Production Taxes                        15.7%             23.9%                   14.4%             21.3%
Depletion, Depreciation and Amortization                          21.4              26.1                    23.0              26.1
General and Administrative                                        16.0              17.4                    13.9              15.6
Interest                                                          10.2              13.7                     8.8              13.5

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

The Company had revenues of $41.9 million for the three months ended June 30, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $5.2 million, depletion, depreciation and amortization expense of $7.1 million, general and administrative expense of $5.3 million, interest expense of $3.4 million, income tax expense of $5.0 million, minority interest of $2.1 million and an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million. Income before extraordinary charge for the period was $13.9 million or $0.46 per share. Net income was $3.8 million or $0.13 per share.

By comparison, the Company had revenues of $13.2 million for the three months ended June 30, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $3.0 million, depletion, depreciation and amortization expense of $3.3 million, general and administrative expense of $2.2 million, interest expense of $1.7 million, income tax expense of $0.9 million and minority interest of $0.9 million. Net income for the period was $1.1 million or $0.04 per share.

Revenues increased $28.7 million, or 217%, during the three months ended June 30, 1996 compared to the corresponding period of 1995 primarily due to increased oil sales in Venezuela and a $7.2 million gain on the sale of properties. Sales quantities for the three months ended June 30, 1996 from Venezuela and Russia were 3,011,155 Bbl and 173,461 Bbl, respectively, compared to 1,026,371 Bbl and 155,040 Bbl, respectively, for the three months ended June 30, 1995. Prices for crude oil averaged $10.32 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $13.85 per Bbl from Russia for the three months ended June 30, 1996 compared to $9.63 per Bbl from Venezuela and $13.26 per Bbl from Russia for the corresponding period of 1995. Domestic sales quantities for the three months ended June 30, 1996 were 713 Bbl of crude oil and condensate and 194,706 Mcf of natural gas compared to 12,643 Bbl of crude oil and condensate and 553,038 Mcf of natural gas for the three months ended June 30, 1995. Domestic prices for crude oil and natural gas averaged $21.94 per Bbl and $1.63 per Mcf during the three months ended June 30, 1996 compared to $14.14 per Bbl and $1.65 per Mcf during the corresponding period of 1995. The decrease in domestic production is primarily due to the sale of substantially all of the Company's domestic properties in two separate transactions in March 1995 and April 1996. (See Note 2.) Revenues for the three months ended June 30, 1996 were reduced by a loss of $0.7 million related to a commodity hedge agreement compared to a loss of $0.3 million during the corresponding period of 1995. Investment earnings increased $0.6 million, or 137%, during the three months ended June 30, 1996 compared to the three months ended June 30, 1995 due to increased cash and marketable securities resulting primarily from the issuance of senior unsecured notes in May 1996 and sale of property interests in Louisiana. Revenues for the three months ended June 30, 1996 were increased by a foreign exchange gain of $0.5 million compared to an insignificant loss during the corresponding period of 1995.

Lease operating costs and production taxes increased $2.2 million, or 70%, during the three months ended June 30, 1996 compared to the three months ended June 30, 1995 primarily due to the growth of the Company's Venezuelan operations and the payment of the export tariff in Russia, but decreased substantially as a percentage of oil and gas sales. Depletion, depreciation and amortization increased $3.8 million, or 112%, during the three months ended June 30, 1996 compared to the corresponding period of 1995 primarily due to the increased oil production in Venezuela, but decreased as a percentage of oil and gas sales. Depletion expense per barrel of oil equivalent produced from Venezuela, Russia and the United States during the three months ended June 30, 1996 was $2.05, $3.24 and $6.47, respectively, compared to $1.99, $2.95 and $7.26, respectively, during the corresponding period of the previous year. General and administrative expenses increased $3.1 million, or 139%, during the three months ended June 30, 1996 compared to the corresponding period of 1995 primarily due to the implementation of certain consulting and related arrangements among Benton-Vinccler, the Company and Vinccler, Venezuelan municipal taxes (which are a function of growing oil revenues) and the Company's increased corporate activity associated with the growth of the Company's business; but decreased slightly as a percentage of oil and gas sales. Interest expense increased $1.7 million, or 94%, during the three months ended June 30, 1996 compared to the three months ended June 30, 1995 primarily due to increased borrowing to fund operations in Venezuela and Russia, but decreased slightly as a percentage of oil and gas sales. Income tax expense increased $4.1 million, or 460%, during the three months ended June 30, 1996 compared to the corresponding period of 1995 due primarily to increases in profitability in Venezuela. Net income attributable to minority interest increased $1.2 million, or 136%, for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela. The Company recorded an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million during the three months ended June 30, 1996 as a result of prepayment premiums due upon the early repayment of senior unsecured notes. (See Note 2.)

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

The Company had revenues of $74.8 million for the six months ended June 30, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $9.3 million, depletion, depreciation and amortization expense of $14.8 million, general and administrative expense of $9.0 million, interest expense of $5.6 million, partnership exchange expense of $2.1 million, income tax expense of $9.4 million, minority interest of $4.4 million and an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million. Income before extraordinary charge for the period was $20.2 million or $0.67 per share. Net income was $10.1 million or $0.34 per share.

By comparison, the Company had revenues of $25.9 million for the six months ended June 30, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $5.3 million, depletion, depreciation and amortization expense of $6.5 million, general and administrative expense of $3.9 million, interest expense of $3.4 million, income tax expense of $2.0 million and minority interest of $1.7 million. Net income for the period was $3.2 million or $0.12 per share.

Revenues increased $48.9 million, or 189%, during the six months ended June 30, 1996 compared to the corresponding period of 1995 primarily due to increased oil sales in Venezuela and a $7.2 million gain on the sale of properties. Sales quantities for the six months ended June 30, 1996 from Venezuela and Russia were 5,634,599 Bbl and 396,858 Bbl, respectively, compared to 2,088,464 Bbl and 273,904 Bbl, respectively, for the six months ended June 30, 1995. Prices for crude oil averaged $10.00 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $11.87 per Bbl from Russia for the six months ended June 30, 1996 compared to $9.32 per Bbl from Venezuela and $13.20 per Bbl from Russia for the corresponding period of 1995. Domestic sales quantities for the six months ended June 30, 1996 were 5,876 Bbl of crude oil and condensate and 1,443,834 Mcf of natural gas compared to 44,960 Bbl of crude oil and condensate and 899,586 Mcf of natural gas for the six months ended June 30, 1995. Domestic prices for crude oil and natural gas averaged $20.18 per Bbl and $2.92 per Mcf during the six months ended June 30, 1996 compared to $16.27 per Bbl and $1.64 per Mcf during the corresponding period of 1995. Revenues for the six months ended June 30, 1996 were reduced by a loss of $1.0 million related to a commodity hedge agreement compared to a loss of $0.5 million during the corresponding period of 1995. Investment earnings increased $0.7 million, or 79%, during the six months ended June 30, 1996 compared to the six months ended June 30, 1995 due to increased cash and marketable securities resulting primarily from the issuance of senior unsecured notes in May 1996 and sale of property interests in Louisiana. Revenues for the six months ended June 30, 1996 were increased by a foreign exchange gain of $1.7 million compared to a gain of $0.1 million during the corresponding period of 1995.

Lease operating costs and production taxes increased $4.0 million, or 75%, during the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily due to the growth of the Company's Venezuelan operations, but decreased substantially as a percentage of oil and gas sales. Depletion, depreciation and amortization increased $8.3 million, or 129%, during the six months ended June 30, 1996 compared to the corresponding period of 1995 primarily due to the increased oil production in Venezuela, but decreased as a percentage of oil and gas sales. Depletion expense per barrel of oil equivalent produced from Venezuela, Russia and the United States during the six months ended June 30, 1996 was $2.07, $3.40 and $6.47, respectively, compared to $1.99, $2.87 and $7.13, respectively, during the corresponding period of the previous year. General and administrative expenses increased $5.1 million, or 130%, during the six months ended June 30, 1996 compared to the corresponding period of 1995 primarily due to the implementation of certain consulting and related arrangements among Benton-Vinccler, the Company and Vinccler, Venezuelan municipal taxes (which are a function of growing oil revenues) and the Company's increased corporate activity associated with the growth of the Company's business; but decreased slightly as a percentage of oil and gas sales. Interest expense increased $2.2 million, or 68%, during the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily due to increased borrowing to fund operations in Venezuela and Russia, but decreased substantially as a percentage of oil and gas sales. The Company incurred partnership exchange expenses of $2.1 million during the six months ended June 30, 1996 as a result of the completion of an exchange offer resulting in the liquidation of three limited partnerships. Income tax expense increased $7.4 million, or 379%, during the six months ended June 30, 1996 compared to the corresponding period of 1995 due primarily to increases in profitability in Venezuela. Net income attributable to minority interest increased $2.7 million, or 152%, for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela. The Company recorded an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million during the six months ended June 30, 1996 as a result of prepayment premiums due upon the early repayment of senior unsecured notes. (See Note 2.)

INTERNATIONAL OPERATIONS

The Company's costs of operations in Venezuela and Russia beginning in 1993 have included certain fixed or minimum office, administrative, legal and personnel related costs and certain start up costs, including short term facilities rentals, organizational costs, contract services and consultants. Such costs are expected to grow over time as operations increase. In the last two years such costs have become less significant on a unit of production basis, but such costs can be expected to fluctuate in the future based upon a number of factors. For the six months ended June 30, 1996, the operating costs and general and administrative expenses for Venezuela were $0.92 and $0.51 per Bbl, respectively. For the six months ended June 30, 1995, the operating costs and general and administrative expenses for Venezuela were $1.43 and $0.57 per Bbl, respectively. The Company's Venezuelan operations have grown considerably since inception, and are expected to continue to grow, and its operating costs and general and administrative expenses are expected to increase both in the aggregate and on a per unit basis. In Russia, for the six months ended June 30, 1996, the operating costs and general and administrative expenses were $9.10 and $1.81 per Bbl, respectively. For the six months ended June 30, 1995, the operating costs and general and administrative expenses for Russia were $5.24 and $1.24 per Bbl, respectively. The Company's Russian operations have grown less significantly than the Venezuelan operations. Capital expenditures through 1993 in both Venezuela and Russia focused on start-up infrastructure items such as roads, pipelines, and facilities rather than drilling. Beginning in 1994, a higher proportion of capital expenditures have been and will continue to be spent on drilling and production activities.

As a private contractor, Benton-Vinccler is subject to a statutory income tax rate of 34%. However, Benton-Vinccler reported lower effective tax rates due to significant non-cash tax deductible expenses resulting from devaluations in Venezuela when Benton-Vinccler had net monetary liabilities in U.S. dollars. The Company cannot predict the timing or impact of future devaluations in Venezuela.

GEOILBENT is subject to a statutory income tax rate of 35%. GEOILBENT has also been subject to various other tax burdens, including an oil export tariff. The export tariff was 30 ECU's per ton through 1995, although GEOILBENT obtained an exemption from such tariff for 1995. The tariff was reduced to 20 ECU's per ton in January 1996 and terminated effective July 1996 . The Company anticipates that the tariff on oil exporters will be replaced by an excise, pipeline or other tax levied on all oil producers, but it is currently unclear how such other tax rates and regimes will be set and administered.

In January 1996, a consortium consisting of the Company (30%) and two bidding partners (35% each) were awarded the right to explore and develop the Delta Centro Block in Venezuela. Formal agreements were finalized and executed in July 1996. The agreements require a minimum exploration work program consisting of completing a 1,300 kilometer seismic survey and drilling three wells to depths ranging from 12,000 to 18,000 feet, within the next five years. PDVSA estimates that such work will cost $60 million. The Company and its partners have provided performance guarantees or letters of credit for their pro rata shares of the minimum work program. The venture will be operated by one of the Company's partners, Louisiana Land and Exploration Company. The venture intends to conduct a 3-D seismic survey beginning in 1996 at a total cost to the Company of $4-6 million. The first well is tentatively scheduled for 1997 at a cost of $1.5-2.0 million to the Company. Future seismic and drilling programs will be based on the results of 1996-97 activity.

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

Effective May 1, 1994, the Company entered into a commodity hedge agreement with Morgan Guaranty designed to reduce a portion of the Company's risk from oil price movements. Pursuant to the hedge agreement, through the end of 1996 the Company will receive from Morgan Guaranty $16.82 per Bbl and the Company will pay to Morgan Guaranty the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil ("WTI") determined in the manner set forth in the hedge agreement. Such payments will be made with respect to production of 1,500 Bbl of oil per day for 1996. During the six months ended June 30, 1996, the average price per Bbl of WTI was $19.57 and the Company's net exposure for the six months was $1.0 million. The Company's oil production is not materially affected by seasonality. The returns under the hedge agreement are affected by world-wide crude oil prices, which are subject to wide fluctuation in response to a variety of factors that are beyond the control of the Company.

There are presently no restrictions on conversion of currency in either Venezuela or Russia. However, from June 1994 through April 1996, Venezuela implemented exchange controls which significantly limited the ability to convert local currency into U.S. dollars. Because payments made to Benton-Vinccler are made in U.S. dollars into its United States bank account, and Benton-Vinccler is not subject to regulations requiring the conversion or repatriation of those dollars back into the country, the exchange controls did not have a material adverse effect on Benton-Vinccler or the Company.

Within the United States, inflation has had a minimal effect on the Company, but is potentially an important factor in results of operations in Venezuela and Russia. With respect to Benton-Vinccler and GEOILBENT, substantially all of the sources of funds, including the proceeds from oil sales, the Company's contributions and credit financings, are denominated in U.S. dollars, while local transactions in Russia and Venezuela are conducted in local currency. Following the announcement of a Venezuelan preliminary loan accord with the IMF and the lifting of certain exchange and price controls, inflation could be expected to have an adverse effect on Benton-Vinccler if devaluation of the local currency does not substantially offset the effects of inflation.

During the six months ended June 30, 1996, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar during periods when Benton-Vinccler had substantial net monetary liabilities denominated in bolivares. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the influence of the Company. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities for the six months ended June 30, 1996 and 1995 are summarized in the following table and discussed in further detail below:

                                                                         SIX MONTHS ENDED JUNE 30,
                                                               -------------------------------------------
                                                                    1996                         1995
                                                               -------------                --------------
Net cash provided by operating activities                      $  33,517,249                $    8,187,420
Net cash used in investing activities                            (99,181,438)                  (12,421,534)
Net cash provided by financing activities                         73,269,422                    15,457,668
                                                               -------------                --------------
         Net increase in cash                                  $   7,605,233                $   11,223,554
                                                               =============                ==============


At June 30, 1996, the Company had current assets of $168.1 million (including $19.3 million and $1.1 million of cash restricted as collateral for loans to Benton-Vinccler and GEOILBENT, respectively, and $18 million of cash restricted as collateral for the Delta Centro letter of credit), and current liabilities of $57.7 million (including loans of $19.3 million and $2.1 million collateralized by restricted cash), resulting in working capital of $110.4 million and a current ratio of 2.9:1. This compares to the Company's working capital deficit of $2.9 million at December 31, 1995. The increase of $113.3 million was due primarily to increased cash as a result of the issuance of $125 million in senior unsecured notes and the sale of property interests in the Gulf Coast of Louisiana. (See Notes 2 and 3.)

CASH FLOW FROM OPERATING ACTIVITIES. During the six months ended June 30, 1996 and 1995, respectively, net cash provided by operating activities was approximately $33.5 million and $8.2 million, respectively. Cash flow from operating activities increased by $25.3 million during the six months ended June 30, 1996 over the corresponding period of the prior year due primarily to increased oil and gas production in Venezuela.

CASH FLOW FROM INVESTING ACTIVITIES. During the six months ended June 30, 1996 and 1995, the Company had drilling and production related capital expenditures of approximately $38.4 million and $34.2 million, respectively. Of the 1996 expenditures, $30.0 million was attributable to the development of the South Monagas Unit in Venezuela, $3.0 million related to the development of the North Gubkinskoye Field in Russia, $2.0 million related to drilling activity in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields in Louisiana, and $3.4 million was attributable to other projects. The Company received proceeds from the sale of property and equipment of $34.7 million during the six months ended June 30, 1996, primarily as a result of the sale of all of its remaining interest in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields; the Company received $14.7 million during the six months ended June 30, 1995, from the sale of its working interest in certain depths in the West Cote Blanche Bay Field. (See Note 2.)

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. A portion of the proceeds were used to repay certain long term indebtedness and certain short term obligations. The remainder will be used for capital expenditure and working capital purposes.
(See Note 3.)

The Company expects 1996 capital expenditures of approximately $110-125 million. Funding for the 1996 and subsequent capital expenditure programs is expected to come from the Company's recent issuance of senior unsecured notes and sale of property interests, its cash flow from operations, future sales of property interests, or issuance of debt or equity securities. Included in the 1996 budget are approximately $12 million in expenditures for Russia (net to the Company's interest), which are dependent on proposed nonrecourse financing from the European Bank for Reconstruction and Development ("EBRD"). Negotiations are currently underway with EBRD, but there can be no assurance that such financing will become available under terms and conditions acceptable to GEOILBENT or the Company.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits
              11.1  Computation of per share earnings.

          (b) Reports on Form 8-K.
              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BENTON OIL AND GAS COMPANY


Dated:   August 14, 1996          By: /S/ A. E. Benton
                                      ---------------
                                      A. E. Benton,
                                      Chairman and Chief Executive Officer


Dated:   August 14, 1996          By: /S/ Michael B. Wray
                                      ------------------
                                      Michael B. Wray
                                      President  and Chief Financial Officer