Form 10-Q
period 1996-09-30
BENTON OIL & GAS CO
filed 1996-11-14
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                     Quarterly Report Under Section 13 or 15(d)
      [X]              of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1996 or

                  Transition Report Pursuant to Section 13 or 15(d)
      [  ]         of the Securities Exchange Act of 1934 for the
                  Transition Period from            to

                           COMMISSION FILE NO. 1-10762


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



                     At November 12, 1996, 27,673,956 shares
                      of the Registrant's Common Stock were
                                  outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES


                                                                                                                         Page
                                                                                                                         ----
PART I.     FINANCIAL INFORMATION

            Item 1. FINANCIAL STATEMENTS
                               Consolidated Balance Sheets at September 30, 1996
                                    and December 31, 1995 (Unaudited)......................................................3
                               Consolidated Statements of Income for the Three
                                    Months Ended September 30, 1996 and 1995 (Unaudited)...................................4
                               Consolidated Statements of Income for the Nine
                                    Months Ended September 30, 1996 and 1995 (Unaudited)...................................5
                               Consolidated Statements of Cash Flows for the Nine
                                    Months Ended September 30, 1996 and 1995 (Unaudited)...................................6
                               Notes to Consolidated Financial Statements..................................................8

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS.............................................................14


PART II.    OTHER INFORMATION

Signatures................................................................................................................22

PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    1996                1995
                                                                              ----------------    ----------------
ASSETS
    CURRENT ASSETS:
         Cash and cash equivalents                                            $  22,646,654        $   6,179,998
         Restricted cash (Note 4)                                                 1,064,000           20,314,000
         Marketable securities                                                   74,129,687
         Accounts receivable:
             Accrued oil and gas revenue                                         36,736,502           22,069,217
             Joint interest and other                                             7,279,383            2,869,962
         Prepaid expenses and other                                                 335,463              214,622
                                                                              -------------        -------------
                 TOTAL CURRENT ASSETS                                           142,191,689           51,647,799

    RESTRICTED CASH (Notes 3 and 8)                                              68,000,000

    OTHER ASSETS                                                                  5,859,614            3,434,760

    PROPERTY AND EQUIPMENT (Notes 3 and 5):
         Oil and gas properties (full cost method - costs of
             $18,490,581 and $17,925,371 excluded from
             amortization in 1996 and 1995, respectively)                       209,496,028          177,110,550
         Furniture and fixtures                                                   3,554,079            2,539,233
                                                                              -------------        -------------
                                                                                213,050,107          179,649,783
         Accumulated depletion and depreciation                                 (41,130,610)         (19,982,244)
                                                                              -------------        -------------
                                                                                171,919,497          159,667,539
                                                                              -------------        -------------
                                                                              $ 387,970,800        $ 214,750,098
                                                                              =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
         Accounts payable:
             Revenue distribution                                             $     317,591        $   2,692,751
             Trade and other                                                     27,063,350           19,777,018
         Accrued interest and other liabilities (Note 3)                          8,274,953            1,687,648
         Income taxes payable                                                    13,804,507            1,039,166
         Short term borrowings (Note 4)                                           1,108,507           21,905,480
         Current portion of long term debt (Note 3)                               1,453,709            7,433,339
                                                                              -------------        -------------
                 TOTAL CURRENT LIABILITIES                                       52,022,617           54,535,402

    LONG TERM DEBT (Note 3)                                                     175,031,464           49,486,306

    MINORITY INTEREST (Note 8)                                                   14,324,822            7,047,791

    COMMITMENTS AND CONTINGENCIES (Notes 3, 5, 7 and 9)

    STOCKHOLDERS' EQUITY (Note 3):
         Preferred stock, par value $0.01 a share;
                 authorized 5,000,000 shares; outstanding, none
         Common stock, par value $0.01 a share;
                 authorized 40,000,000 shares; issued and
                 outstanding 27,660,805 and 25,508,605 shares at
                 September 30, 1996 and December 31, 1995, respectively             276,608              255,086
         Additional paid-in capital                                             121,697,281           97,745,794
         Retained earnings                                                       24,618,008            5,679,719
                                                                              -------------        -------------
                 TOTAL STOCKHOLDERS' EQUITY                                     146,591,897          103,680,599
                                                                              -------------        -------------
                                                                              $ 387,970,800        $ 214,750,098
                                                                              =============        =============

 See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                          1996              1995
                                                      -----------       -----------
REVENUES
     Oil and gas sales                                $38,045,636       $16,987,239
     Gain (loss) on exchange rates                        370,895           654,242
     Investment earnings and other                      2,484,188           648,390
                                                      -----------       -----------
                                                       40,900,719        18,289,871
                                                      -----------       -----------

EXPENSES
     Lease operating costs and production taxes         6,017,003         2,957,667
     Depletion, depreciation and amortization           8,010,723         4,722,583
     General and administrative                         3,646,047         2,700,198
     Interest                                           5,135,028         2,354,167
                                                      -----------       -----------
                                                       22,808,801        12,734,615
                                                      -----------       -----------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                             18,091,918         5,555,256
INCOME TAXES (Note 6)                                   6,400,861         1,308,192
                                                      -----------       -----------
INCOME BEFORE MINORITY INTEREST                        11,691,057         4,247,064
MINORITY INTEREST (Note 8)                              2,877,766         1,342,690
                                                      -----------       -----------

NET INCOME                                            $ 8,813,291       $ 2,904,374
                                                      ===========       ===========

INCOME PER COMMON SHARE:
     Primary and fully diluted                        $      0.29       $      0.11
                                                      ===========       ===========


See notes to consolidated financial statements

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                               1996                1995
                                                          -------------        -----------
REVENUES
     Oil and gas sales                                    $ 102,416,608        $41,816,499
     Gain on sale of properties (Note 2)                      7,153,253
     Gain on exchange rates                                   2,026,815            773,028
     Investment earnings and other                            4,132,463          1,570,740
                                                          -------------        -----------
                                                            115,729,139         44,160,267
                                                          -------------        -----------

EXPENSES
     Lease operating costs and production taxes              15,273,020          8,244,738
     Depletion, depreciation and amortization                22,810,429         11,195,985
     General and administrative                              12,597,182          6,583,804
     Interest                                                10,775,900          5,715,208
     Partnership exchange expenses (Note 2)                   2,139,655
                                                          -------------        -----------
                                                             63,596,186         31,739,735
                                                          -------------        -----------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                                   52,132,953         12,420,532
INCOME TAXES (Note 6)                                        15,842,834          3,279,294
                                                          -------------        -----------
INCOME BEFORE MINORITY INTEREST                              36,290,119          9,141,238
MINORITY INTEREST (Note 8)                                    7,277,031          3,085,263
                                                          -------------        -----------

INCOME BEFORE EXTRAORDINARY CHARGE                           29,013,088          6,055,975

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF
     DEBT, NET OF TAX BENEFIT OF $879,000. (Note 2)          10,074,799
                                                          -------------        -----------

NET INCOME                                                $  18,938,289        $ 6,055,975
                                                          =============        ===========

INCOME (LOSS) PER COMMON SHARE:
     Primary:
          Income before extraordinary charge              $        1.00        $      0.23
          Extraordinary charge                                    (0.35)
                                                          -------------        -----------
               Net Income                                 $        0.65        $      0.23
                                                          =============        ===========
     Fully Diluted:
          Income before extraordinary charge              $        0.96        $      0.23
          Extraordinary charge                                    (0.33)
                                                          -------------        -----------
               Net Income                                 $        0.63        $      0.23
                                                          =============        ===========



See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Nine Months Ended September 30,
                                                                           ---------------------------------
                                                                                1996                1995
                                                                           -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $  18,938,289        $  6,055,975
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depletion, depreciation and amortization                                 22,810,429          11,195,985
     Net earnings from limited partnerships                                                          (53,121)
     Amortization of financing costs                                             397,277             137,553
     (Gain) loss on disposition of assets                                     (6,928,253)             12,482
     Partnership exchange expenses                                             2,139,655
     Minority interest in undistributed earnings of subsidiary                 7,277,031           3,085,263
     Extraordinary charge for early retirement of debt                        10,074,799
     Increase in accounts receivable                                         (19,198,261)        (11,599,117)
     Increase in prepaid expense and other                                      (120,841)         (1,847,462)
     Decrease in accounts payable                                              5,114,676           8,141,806
     Increase in accrued interest and other liabilities                        6,587,305           1,580,762
     Increase in income taxes payable                                         12,765,341           2,556,634
                                                                           -------------        ------------
          TOTAL ADJUSTMENTS                                                   40,919,158          13,210,785
                                                                           -------------        ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                           59,857,447          19,266,760
                                                                           -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                             34,637,513          15,420,441
     Additions of property and equipment                                     (59,275,083)        (47,934,120)
     Increase in restricted cash                                             (68,000,000)
     Decrease in restricted cash                                              19,250,000
     Purchases of marketable securities                                     (132,421,754)
     Maturities of marketable securities                                      58,292,067
     Distributions from limited partnerships                                     277,469
                                                                           -------------        ------------
          NET CASH USED IN INVESTING ACTIVITIES                             (147,239,788)        (32,513,679)
                                                                           -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                     13,440,014             686,615
     Proceeds from issuance of notes payable                                 180,023,620          22,720,000
     Payments on short term borrowings
          and notes payable                                                  (73,991,720)         (9,195,028)
     Prepayment premiums on debt retirement                                  (10,074,799)
     Increase in other assets                                                 (5,548,118)           (377,387)
                                                                           -------------        ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                          103,848,997          13,834,200
                                                                           -------------        ------------

          NET INCREASE IN CASH                                                16,466,656             587,281

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               6,179,998          14,192,568
                                                                           -------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  22,646,654        $ 14,779,849
                                                                           =============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest expense                      $   4,340,484        $  4,094,082
                                                                           =============        ============
     Cash paid during the period for income taxes                          $   2,201,424        $    840,556
                                                                           =============        ============

                                   (continued)

See notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 1996, $3,226,000 principal amount of the Company's 8% convertible notes and $4,310,000 principal amount of the Company's 8% convertible debentures were retired upon conversion into 275,081 and 435,872 shares of the Company's common stock, respectively. During the nine months ended September 30, 1995, $127,000 of the Company's 8% convertible notes and $768,000 of the Company's 8% convertible debentures were retired in exchange for 10,827 and 77,679 shares of the Company's common stock, respectively.

During the nine months ended September 30, 1996 and 1995, the Company financed the purchase of oil and gas equipment and services in the amount of $272,655 and $9,896,729, respectively, and in 1995, leased office equipment in the amount of $54,473. Also during the nine months ended September 30, 1996, the Company acquired the partners' interests in each of the three limited partnerships sponsored by the Company in exchange for an aggregate of 168,362 shares of the Company's common stock and warrants to purchase 587,783 shares of common stock at $11.00 per share, with a total value of $3,996,601.




See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investment in the Russia joint venture ("GEOILBENT") is proportionately consolidated based on the Company's 34% ownership interest. Beginning in 1995, GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. This change was made to provide adequate time for the accumulation and review of financial information from the joint venture for both quarterly and annual reporting purposes. This change did not have a material effect on the consolidated financial statements. All material intercompany profits, transactions and balances have been eliminated.

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants. Total weighted average common stock equivalent shares used to calculate earnings per common share were:

                          THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                          --------------------------------      -------------------------------
                              1996               1995               1996              1995
                              ----               ----               ----              ----
Primary shares             30,324,562         26,706,084         29,126,486        26,541,919
Fully diluted shares       30,470,178         26,706,084         30,206,328        26,701,428


PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $1,095,021 and $1,653,677 for the nine months ended September 30, 1996 and 1995, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Venezuelan, Russian and other cost centers at September 30, 1996 were $14,777,237, $2,611,204, and $1,102,140, respectively. Excluded costs attributable to the Venezuelan, Russian and other cost centers at December 31, 1995 were $14,001,386, $3,214,849 and $709,136, respectively. Depletion expense attributable to the Venezuelan, Russian and United States cost centers for the nine months ended September 30, 1996 was $18,870,995, $1,915,984 and $1,659,859 ($2.09, $3.34 and $6.73 per equivalent barrel), respectively. Depletion expense attributable to the Venezuelan, Russian and United States cost centers for the nine months ended September 30, 1995 was $7,055,634, $1,397,363 and $2,499,313 ($1.99, $2.85 and $6.12 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $362,209 and $243,675 for the nine months ended September 30, 1996 and 1995, respectively.

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. They are comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations; all having maturities of no more than 180 days.

RECLASSIFICATIONS

Certain items in 1995 have been reclassified to conform to the 1996 financial statement presentation.


NOTE 2 - PROPERTY SALES AND PARTNERSHIP EXCHANGE OFFER

In March 1995, the Company sold its 32.5% working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field for approximately $14.9 million. In April 1996, the Company sold its remaining interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields located in the Gulf Coast of Louisiana for approximately $35.4 million, resulting in a gain of approximately $7.2 million after adjustments for revenues and expenses subsequent to the effective date of December 31, 1995 and satisfaction of a net profits interest associated with the properties. In conjunction with this sale and to obtain the required consents for such sale, the Company agreed to repay $35 million in senior unsecured notes and a $5 million revolving credit facility which was secured in part by these properties. Debt prepayment premiums and related costs totalling approximately $11.0 million ($10.1 million net of tax benefits) were recognized as an extraordinary loss in the second quarter of 1996. (See Note 3.)

In January 1996, the Company completed an exchange offer under which it issued an aggregate of 168,362 shares of common stock and warrants to purchase 587,783 shares of common stock at $11 per share in exchange for all outstanding limited partnership interests in the three remaining limited partnerships sponsored by the Company. The shares of common stock were valued at $1.9 million (based upon the current market price at the time of the offer), which was allocated to oil and gas properties. Substantially all of the oil and gas properties were immediately sold at their approximate book value. The warrants, issued as an inducement to the participants to accept the exchange offer, were valued at $3.64 per warrant (an aggregate of $2.1 million), which was charged to expense in the first quarter of 1996.


NOTE 3 - LONG TERM DEBT

Long term debt consists of the following:

                                                                          SEPTEMBER 30,              DECEMBER 31,
                                                                              1996                       1995
                                                                      --------------------          -------------
Senior unsecured notes with interest at 11.625%.
    See description below.                                                 $125,000,000
Senior unsecured notes with interest at 13.0%.
    See description below.                                                                           $35,000,000
Revolving secured credit facility.  Interest
    payments due quarterly beginning
    March 31, 1995.   See description below.                                                           5,000,000
Convertible subordinated debentures with
    interest at 8.0%.  See description below.                                                          4,310,000
Convertible subordinated notes with interest
    at 8.0%.   See description below.                                                                  3,269,000
Benton-Vinccler credit facility with interest at
    LIBOR plus 6%. Collateralized by a time deposit
    of the Company earning
    approximately LIBOR plus 5.75%.
    See description below.                                                   50,000,000
Promissory note due on July 1, 1996 with
     interest at 13.0% from January 1, 1996.
    Unsecured.                                                                                         1,000,000
Vendor financing with interest ranging from 10.5 to 13.5%.
    Principal and interest payments due in varying
    installments through April 1997.  Unsecured.                                                       6,234,357
Bank financing with interest at LIBOR plus
     7.5% to 8.0%. Secured by certain GEOILBENT
    oil export proceeds.  See description below.                              1,411,000                  850,000
Other--various equipment leases and bank financing with
    interest and/or principal payments due monthly varying from
    $180 to $3,381.  Interest rates vary from 9.75% to 16.91%.
    Notes and leases mature from March 1997 to March 2000.
    Secured by equipment and, at December 31, 1995,
    residential real estate.                                                     74,173                1,256,288
                                                                           ------------              -----------
                                                                            176,485,173               56,919,645
Less current portion                                                          1,453,709                7,433,339
                                                                           ------------              -----------
                                                                           $175,031,464              $49,486,306
                                                                           ============              ===========

In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year, beginning November 1, 1996. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. A portion of the proceeds from the notes was used to repay certain long term indebtedness and certain short term obligations, and the remainder will be used for capital expenditure and working capital purposes.

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

In May 1992, the Company issued $6,428,000 aggregate principal amount of publicly offered 8% convertible subordinated debentures due May 1, 2002, convertible at the option of the note holders at 101.157 shares per $1,000 principal amount. In May 1996, the holders of the outstanding notes were notified of the Company's intention to prepay the debentures on July 23, 1996 at 103% of the principal amount plus accrued interest. As a result, holders of the remaining debentures elected to convert their notes for 430,007 shares of common stock.

In October 1991, the Company issued $4,662,000 aggregate principal amount of privately placed 8% convertible subordinated notes due October 1, 2001, convertible at the option of the note holders at 85.259 shares per $1,000 principal amount. In December 1995, the holders of the outstanding notes were notified of the Company's intention to prepay the notes on February 12, 1996 at 103% of the principal amount plus accrued interest. As a result, substantially all of the holders elected to convert their notes for shares of common stock. During the first quarter of 1996, the Company issued an aggregate of 275,081 shares of common stock upon the conversion of notes with a principal amount of $3,226,000 and prepaid the remaining note principal of $43,000 plus premium and accrued interest.

In August 1996, Benton-Vinccler entered into a $50 million, 2 year credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility (See Note 4) and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company and bears interest at LIBOR plus 6%. The Company will receive interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

Beginning in August 1994, GEOILBENT had entered into various agreements with International Moscow Bank ("IMB") for credit facilities with the following terms: amounts of $4-6 million, repayment over 14 to 17 months, and interest at LIBOR plus 7.5 to 8.0%. In December 1995, GEOILBENT signed a new credit facility with IMB for $5 million, payable over 17 months with interest at LIBOR plus 8.0%. At September 30, 1996 and December 31, 1995, the Company's proportionate share of the outstanding balances was $1.4 million and $0.9 million, respectively. While the repayment of loans under earlier agreements was guaranteed by the Company, repayment under the current agreement is not.


NOTE 4 - SHORT TERM BORROWINGS

In 1994, Benton-Vinccler entered into a $25 million credit facility with Morgan Guaranty to repay commercial paper and for working capital requirements. The credit facility was collateralized in full by time deposits from the Company, bore interest at LIBOR plus 3/4% and was renewed on a monthly basis. The loan arrangement contained no restrictive covenants and no financial ratio covenants. The outstanding balance under the credit facility at December 31, 1995 was $19.25 million. In August 1996, the facility was replaced by a long term agreement for $50 million. (See Note 3.)

Beginning in the fourth quarter of 1994, Benton-Vinccler acquired approximately $4.1 million of drilling and production equipment from trading companies and suppliers under terms which included repayment within a 12-month period in monthly and quarterly installments at interest rates from 6.7% to 10.75%. In June 1996, the Company paid the balance remaining on these purchases with proceeds from its debt issuance in May 1996. (See Note 3.) At December 31, 1995, approximately $0.7 million related to these loans was outstanding.

In June 1994, GEOILBENT entered into a payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The payment advance of $2.5 million against future oil shipments, which bore an effective discount rate of 12%, was repaid through withholdings from oil sales on a monthly basis through December 1994. In March and August 1995, GEOILBENT received $3.0 million and $2.0 million, respectively, in production payment advances pursuant to similar agreements with NAFTA Moscow containing similar terms. During the period ended September 30, 1996, GEOILBENT repaid the original NAFTA Moscow advances. Funding for the repayment was provided largely by entering into other oil payment advance arrangements and similar short term borrowings with other oil purchasers and with Russian commercial banks. GEOILBENT also entered into an agreement with Morgan Guaranty for a short term credit facility under which the Company provides cash collateral for the loans to GEOILBENT. GEOILBENT's obligations under the new agreements with the Russian commercial banks and oil purchaser are not guaranteed by the Company. At September 30, 1996, the Company's proportionate share of the outstanding liabilities of GEOILBENT was $1.1 million, all of which was cash collateralized by the Company.


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

In the normal course of its business, the Company may periodically become subject to actions threatened or brought by its investors or partners in connection with the operation or development of its properties or the sale of securities. Prior to 1992, the Company was engaged in the formation and operation of oil and gas limited partnership interests. In 1992, the Company ceased raising funds through such sales. Certain limited partners in limited partnerships sponsored by the Company have brought an action against the Company in connection with the Company's operation of the limited partnerships as managing general partner. The plaintiffs seek actual and punitive damages for alleged actions and omissions by the Company in operating the partnerships and alleged misrepresentations made by the Company in selling the limited partnership interests. In May 1995, the Company agreed to a binding arbitration proceeding with respect to such claims. As of September 30, 1996, the plaintiffs had not commenced discovery. The Company intends to vigorously defend this action and does not believe the claims raised are meritorious. However, new developments could alter this conclusion at any time. The Company will be forced to expend time and financial resources to defend or resolve any such matters. The Company is also subject to ordinary litigation that is incidental to its business. None of the above matters are expected to have a material adverse effect on the Company's financial statements.


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

NOTE 7 - RUSSIAN EXPORT TARIFF

GEOILBENT received a waiver from the Russian oil export tariff for 1995. In July 1996, the oil export tariff was terminated, replaced by new or increased excise and transportation burdens levied on all oil producers. It is currently unclear how such other tax rates and regimes will be set and administered. The Russian regulatory environment continues to be volatile and the Company is unable to predict the impact of such changes in tariffs, taxes and duties.


NOTE 8 - VENEZUELA OPERATIONS

On July 31, 1992, the Company and its partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., an affiliate of the national oil company, Petroleos de Venezuela, S.A. ("PDVSA"). The operating service agreement covers the Uracoa, Bombal and Tucupita fields that comprise the South Monagas Unit. Under the terms of the operating service agreement, Benton-Vinccler, a corporation owned 80% by the Company and 20% by Vinccler, is a contractor for Lagoven and is responsible for overall operations of the South Monagas unit, including all necessary investments to reactivate and develop the fields comprising the unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement (which amount is periodically adjusted to reflect changes in the average of certain world crude oil prices). The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

In January 1996, the Company and its bidding partners, Louisiana Land and Exploration ("LL&E") and Norcen Energy Resources, LTD ("Norcen") were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing a 1,300 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million and requires that the Company, LL&E and Norcen each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the proposed terms of the operating agreement, which establishes the management company of the project, LL&E will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. It is currently anticipated that Corporation Venezolana del Petroleo, S.A., an affiliate of PDVSA, will have up to a 35% interest in the management company, which will dilute the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed and the Company posted an $18 million standby letter of credit, which is collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program.


NOTE 9 - SUBSEQUENT EVENTS

In September 1996, the Company signed an agreement with Crestone Energy Corporation, a privately held corporation headquartered in Denver, Colorado, which provides for the acquisition of Crestone by the Company in a stock transaction valued at approximately $15 million. If the merger is approved by the Crestone stockholders, the Company will issue one share of its common stock for each seven outstanding shares of Crestone common stock which will result in the issuance of approximately 628,100 shares of the Company's common stock and options to purchase approximately 107,600 shares of the Company's common stock.

Crestone Energy Corporation's primary asset is a large undeveloped acreage position in the South China Sea, under a Petroleum Contract with the China National Offshore Oil Corporation (CNOOC) for an area known as Wan'An Bei, WAB-21. The Company anticipates that the transaction will be completed during the fourth quarter of 1996 and that Crestone will, as a wholly-owned subsidiary of the Company, continue as the operator and contractor of WAB-21.

In October 1996, the Company announced that GEOILBENT had received a term sheet from the European Bank for Reconstruction and Development ("EBRD") for a $55 million nonrecourse credit facility. The documentation for such facility is expected to be completed and signed during the fourth quarter of 1996, with initial disbursements occurring thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations and has reflected the 20% ownership interest of Vinccler as a minority interest. Beginning in 1995, GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations reported for the period ended September 30, 1996 for Russia reflect the nine months ended June 30, 1996. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest, and for oil and gas reserve information, the Company reports its 34% share of the reserves attributable to GEOILBENT.

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

The following discussion of the Company's results of operations for the periods ended September 30, 1996 and 1995 and financial condition at September 30, 1996 and December 31, 1995 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The Company's results of operations for the three and nine months ended September 30, 1996 primarily reflect the substantial growth of Benton Vinccler, C.A. in Venezuela and the sale of the Company's U.S. operations. Benton-Vinccler accounted for more than 90% of the Company's production, oil and gas sales and net income for the first nine months of 1996, and reported increases of more than 130% in these areas over the corresponding period of 1995. Benton Vinccler's significant growth has resulted in increases in both oil and gas sales and expenses compared to the corresponding period in 1995, although expenses have declined both on a per barrel basis and as a percent of oil and gas sales as production volumes have increased. Other major influences on the Company's results of operations during the nine months ended September 30, 1996 were the sale of its Gulf Coast operations, resulting in a gain of $7.2 million and the restructuring of its long term debt, resulting in the issuance of $125 million of senior unsecured notes and an extraordinary charge of $11.0 million ($10.1 million net of tax benefits) related to the early retirement of certain privately placed notes. In the first quarter of 1996, the Company completed a partnership exchange offer, resulting in a noncash charge of $2.1 million related to the issuance of certain warrants.

The following table presents selected expense items from the Company's consolidated income statement as a percentage of oil and gas sales:

                                                 THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------     -------------------------------
                                                    1996                  1995          1996                  1995
                                                    ----                  ----          ----                  ----
Lease Operating Costs and Production Taxes          15.8%                 17.4%         14.9%                 19.7%
Depletion, Depreciation and Amortization            21.1                  27.8          22.3                  26.8
General and Administrative                           9.6                  15.9          12.3                  15.7
Interest                                            13.5                  13.9          10.5                  13.7

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The Company had revenues of $40.9 million for the three months ended September 30, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $6.0 million, depletion, depreciation and amortization expense of $8.0 million, general and administrative expense of $3.7 million, interest expense of $5.1 million, income tax expense of $6.4 million and minority interest of $2.9 million. Net income was $8.8 million or $0.29 per share (fully diluted).

By comparison, the Company had revenues of $18.3 million for the three months ended September 30, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $3.0 million, depletion, depreciation and amortization expense of $4.7 million, general and administrative expense of $2.7 million, interest expense of $2.4 million, income tax expense of $1.3 million and minority interest of $1.3 million. Net income for the period was $2.9 million or $0.11 per share.

Revenues increased $22.6 million, or 123%, during the three months ended September 30, 1996 compared to the corresponding period of 1995 primarily due to increased oil sales in Venezuela. Sales quantities for the three months ended September 30, 1996 from Venezuela and Russia were 3,375,384 Bbl and 176,089 Bbl, respectively, compared to 1,453,717 Bbl and 217,056 Bbl, respectively, for the three months ended September 30, 1995. Prices for crude oil averaged $10.84 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $12.65 per Bbl from Russia for the three months ended September 30, 1996 compared to $8.75 per Bbl from Venezuela and $11.06 per Bbl from Russia for the corresponding period of 1995. The Company had no domestic sales for the three months ended September 30, 1996 compared to 10,462 Bbl of crude oil and condensate and 1,217,813 Mcf of natural gas for the three months ended September 30, 1995. Domestic prices for crude oil and natural gas averaged $13.61 per Bbl and $1.50 per Mcf during the three months ended September 30, 1995. The decrease in domestic production is due to the sale of substantially all of the Company's remaining domestic properties in April 1996. (See Note 2.) Revenues for the three months ended September 30, 1996 were reduced by a loss of $0.8 million related to a commodity hedge agreement compared to a loss of $0.1 million during the corresponding period of 1995. Investment earnings increased $1.9 million, or 317%, during the three months ended September 30, 1996 compared to the three months ended September 30, 1995 due to increased cash and marketable securities resulting primarily from the issuance of senior unsecured notes in May 1996 and sale of property interests in Louisiana. Revenues for the three months ended September 30, 1996 were increased by a foreign exchange gain of $0.4 million compared to $0.7 million gain during the corresponding period of 1995.

Lease operating costs and production taxes increased $3.0 million, or 100%, during the three months ended September 30, 1996 compared to the three months ended September 30, 1995 primarily due to the growth of the Company's Venezuelan operations and the payment of the export tariff in Russia, but decreased as a percentage of oil and gas sales. Depletion, depreciation and amortization increased $3.3 million, or 70%, during the three months ended September 30, 1996 compared to the corresponding period of 1995 primarily due to the increased oil production in Venezuela, but decreased as a percentage of oil and gas sales. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the three months ended September 30, 1996 was $2.14 and $3.22, respectively, compared to $2.00 and $2.82, respectively, during the corresponding period of the previous year. General and administrative expenses increased $1.0 million, or 37%, during the three months ended September 30, 1996 compared to the corresponding period of 1995 primarily due to the implementation of certain consulting and related arrangements among Benton-Vinccler, the Company and Vinccler, Venezuelan municipal taxes (which are a function of growing oil revenues) and the Company's increased corporate activity associated with the growth of the Company's business, but decreased substantially as a percentage of oil and gas sales. Interest expense increased $2.7 million, or 113%, during the three months ended September 30, 1996 compared to the three months ended September 30, 1995 primarily due to increased borrowing to fund operations in Venezuela and Russia. Income tax expense increased $5.1 million, or 392%, during the three months ended September 30, 1996 compared to the corresponding period of 1995 due primarily to increases in profitability in Venezuela. Income attributable to minority interest increased $1.6 million, or 123%, for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The Company had revenues of $115.7 million for the nine months ended September 30, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $15.3 million, depletion, depreciation and amortization expense of $22.8 million, general and administrative expense of $12.6 million, interest expense of $10.8 million, partnership exchange expense of $2.1 million, income tax expense of $15.8 million, minority interest of $7.3 million and an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million. Income before extraordinary charge for the period was $29.0 million or $0.96 per share (fully diluted). Net income was $18.9 million or $0.63 per share (fully diluted).

By comparison, the Company had revenues of $44.2 million for the nine months ended September 30, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $8.2 million, depletion, depreciation and amortization expense of $11.2 million, general and administrative expense of $6.6 million, interest expense of $5.7 million, income tax expense of $3.3 million and minority interest of $3.1 million. Net income for the period was $6.1 million or $0.23 per share.

Revenues increased $71.5 million, or 162%, during the nine months ended September 30, 1996 compared to the corresponding period of 1995 primarily due to increased oil sales in Venezuela and a $7.2 million gain on the sale of properties. Sales quantities for the nine months ended September 30, 1996 from Venezuela and Russia were 9,009,983 Bbl and 572,947 Bbl, respectively, compared to 3,542,181 Bbl and 490,960 Bbl, respectively, for the nine months ended September 30, 1995. Prices for crude oil averaged $10.31 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $12.11 per Bbl from Russia for the nine months ended September 30, 1996 compared to $9.09 per Bbl from Venezuela and $12.25 per Bbl from Russia for the corresponding period of 1995. Domestic sales quantities for the nine months ended September 30, 1996 were 5,876 Bbl of crude oil and condensate and 1,443,834 Mcf of natural gas compared to 55,422 Bbl of crude oil and condensate and 2,117,399 Mcf of natural gas for the nine months ended September 30, 1995. The decrease in domestic production is due to the sale of substantially all of the Company's remaining domestic properties in April 1996. (See Note 2.) Domestic prices for crude oil and natural gas averaged $20.18 per Bbl and $2.92 per Mcf during the nine months ended September 30, 1996 compared to $15.76 per Bbl and $1.56 per Mcf during the corresponding period of 1995. Revenues for the nine months ended September 30, 1996 were reduced by a loss of $1.8 million related to a commodity hedge agreement compared to a loss of $0.6 million during the corresponding period of 1995. Investment earnings increased $2.5 million, or 156%, during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 due to increased cash and marketable securities resulting primarily from the issuance of senior unsecured notes in May 1996 and sale of property interests in Louisiana. Revenues for the nine months ended September 30, 1996 were increased by a foreign exchange gain of $2.0 million compared to a gain of $0.8 million during the corresponding period of 1995.

Lease operating costs and production taxes increased $7.1 million, or 87%, during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily due to the growth of the Company's Venezuelan operations, but decreased significantly as a percentage of oil and gas sales. Depletion, depreciation and amortization increased $11.6 million, or 104%, during the nine months ended September 30, 1996 compared to the corresponding period of 1995 primarily due to the increased oil production in Venezuela, but decreased as a percentage of oil and gas sales. Depletion expense per barrel of oil equivalent produced from Venezuela, Russia and the United States during the nine months ended September 30, 1996 was $2.09, $3.34 and $6.73, respectively, compared to $1.99, $2.85 and $6.12, respectively, during the corresponding period of the previous year. General and administrative expenses increased $6.0 million, or 91%, during the nine months ended September 30, 1996 compared to the corresponding period of 1995 primarily due to the implementation of certain consulting and related arrangements among Benton-Vinccler, the Company and Vinccler, Venezuelan municipal taxes (which are a function of growing oil revenues) and the Company's increased corporate activity associated with the growth of the Company's business, but decreased as a percentage of oil and gas sales. Interest expense increased $5.1 million, or 89%, during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily due to increased borrowing to fund operations in Venezuela and Russia, but decreased as a percentage of oil and gas sales. The Company incurred partnership exchange expenses of $2.1 million during the nine months ended September 30, 1996 as a result of the completion of an exchange offer resulting in the liquidation of three limited partnerships. Income tax expense increased $12.5 million, or 379%, during the nine months ended September 30, 1996 compared to the corresponding period of 1995 due primarily to increases in profitability in Venezuela. Income attributable to minority interest increased $4.2 million, or 135%, for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela. The Company recorded an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million during the nine months ended September 30, 1996 as a result of prepayment premiums due upon the early repayment of senior unsecured notes.


INTERNATIONAL OPERATIONS

The Company's costs of operations in Venezuela and Russia beginning in 1993 have included certain fixed or minimum office, administrative, legal and personnel related costs and certain start up costs, including short term facilities rentals, organizational costs, contract services and consultants. Such costs are expected to grow over time as operations increase. In the last two years such costs have become less significant on a unit of production basis, but such costs can be expected to fluctuate in the future based upon a number of factors. For the nine months ended September 30, 1996, the operating costs and general and administrative expenses for Venezuela were $1.03 and $0.46 per Bbl, respectively. For the nine months ended September 30, 1995, the operating costs and general and administrative expenses for Venezuela were $1.33 and $0.59 per Bbl, respectively. The Company's Venezuelan operations have grown considerably since inception, and are expected to continue to grow, and its operating costs and general and administrative expenses are expected to increase both in the aggregate and on a per unit basis. In Russia, for the nine months ended September 30, 1996, the operating costs and general and administrative expenses were $9.71 and $1.74 per Bbl, respectively. For the nine months ended September 30, 1995, the operating costs and general and administrative expenses for Russia were $5.04 and $1.16 per Bbl, respectively. The Company's Russian operations have grown less significantly than the Venezuelan operations. Capital expenditures through 1993 in both Venezuela and Russia focused on start-up infrastructure items such as roads, pipelines, and facilities rather than drilling. Beginning in 1994, a higher proportion of capital expenditures have been and will continue to be spent on drilling and production activities.

As a private contractor, Benton-Vinccler is subject to a statutory income tax rate of 34%. However, Benton-Vinccler reported lower effective tax rates due to significant non-cash tax deductible expenses resulting from devaluations in Venezuela when Benton-Vinccler had net monetary liabilities in U.S. dollars. The Company cannot predict the timing or impact of future devaluations in Venezuela.

GEOILBENT is subject to a statutory income tax rate of 35%. GEOILBENT has also been subject to various other tax burdens, including an oil export tariff. The export tariff was 30 ECU's per ton through 1995, although GEOILBENT obtained an exemption from such tariff for 1995. The tariff was reduced to 20 ECU's per ton in January 1996 and terminated effective July 1996, replaced by new or increased excise and transportation burdens levied on all oil producers. It is currently unclear how such other tax rates and regimes will be set and administered.

In January 1996, the Company and its bidding partners, Louisiana Land and Exploration ("LL&E") and Norcen Energy Resources, LTD ("Norcen") were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing a 1,300 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million and requires that the Company, LL&E and Norcen each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the proposed terms of the operating agreement, which establishes the management company of the project, LL&E will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. It is currently anticipated that Corporation Venezolana del Petroleo, S.A., an affiliate of PDVSA, will have up to a 35% interest in the management company, which will dilute the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed and the Company posted an $18 million standby letter of credit, which is collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program. The venture intends to conduct a 3-D seismic survey beginning in 1996 at a total cost to the Company of $4-6 million. The first well is tentatively scheduled for 1997 at a cost of $1.5-2.0 million to the Company. Future seismic and drilling programs will be based on the results of 1996-97 activity.

Any oil and gas produced at Delta Centro will be sold at market prices and will be subject to the oil and gas taxation regime in Venezuela and to the terms of a profit sharing agreement with PDVSA. Under current oil and gas tax law, a royalty of up to 16.7% will be paid to the state, and an income tax rate of 66.7% will be applied to the venture's pre-tax profits. Under the terms of the profit sharing agreement, the venture will share 41% of pre-tax income with PDVSA for the period of time during which the first $1 billion of revenues is produced; thereafter, the profit sharing may increase to up to 50% according to a formula based on return on assets.


PROPOSED ACQUISITION

In September 1996, the Company signed an agreement with Crestone, a privately held corporation headquartered in Denver, Colorado, which provides for the acquisition of Crestone by the Company in a stock transaction valued at approximately $15 million. If the merger is approved by the Crestone stockholders, the Company will issue one share of its common stock for each seven outstanding shares of Crestone common stock which will result in the issuance of approximately 628,100 shares of the Company's common stock and options to purchase approximately 107,600 shares of the Company's stock. The Company anticipates that the transaction will be completed during the fourth quarter of 1996 and that Crestone will, as a wholly-owned subsidiary of the Company, continue as the operator and contractor of WAB-21.

The primary asset of Crestone is the WAB-21 Contract executed in 1992 between Crestone and CNOOC to explore and develop certain offshore acreage in the South China Sea. The WAB-21 Contract covers approximately six million acres, with an option for another one million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between The People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco, a unit of DuPont Corporation. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in Crestone's interest being reduced.

Exploration and development of the area will require substantial capital expenditures which the Company cannot provide from its cash flow from current operations. The Company expects that it will be necessary to raise additional funds from joint ventures or other arrangements which may reduce its interest in the WAB-21 Contract or the sale of additional debt or equity. There can be no assurance that such joint ventures can be formed or such funds can be raised or such other arrangements made on terms acceptable to the Company.




EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

The Company's results of operations and cash flow are affected by changing oil and gas prices. However, the Company's Venezuelan revenues are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes, which lessens both any upward and downward effects of changing prices on the Company's Venezuelan revenues and cash flows. If the price of oil and gas increases, there could be an increase in the cost to the Company for drilling and related services because of increased demand, as well as an increase in revenues. Fluctuations in oil and gas prices may affect the Company's total planned development activities and capital expenditure program.

Effective May 1, 1994, the Company entered into a commodity hedge agreement with Morgan Guaranty designed to reduce a portion of the Company's risk from oil price movements. Pursuant to the hedge agreement, through the end of 1996 the Company will receive from Morgan Guaranty $16.82 per Bbl and the Company will pay to Morgan Guaranty the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil ("WTI") determined in the manner set forth in the hedge agreement. Such payments will be made with respect to production of 1,500 Bbl of oil per day for 1996. During the nine months ended September 30, 1996, the average price per Bbl of WTI was $21.18. The Company's net exposure for the nine months was $1.8 million. The Company's oil production is not materially affected by seasonality. The returns under the hedge agreement are affected by world-wide crude oil prices, which are subject to wide fluctuation in response to a variety of factors that are beyond the control of the Company.

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

Within the United States, inflation has had a minimal effect on the Company, but is potentially an important factor in results of operations in Venezuela and Russia. With respect to Benton-Vinccler and GEOILBENT, substantially all of the sources of funds, including the proceeds from oil sales, the Company's contributions and credit financings, are denominated in U.S. dollars, while certain local transactions in Russia and Venezuela are conducted in local currency. Following the announcement of a Venezuelan preliminary loan accord with the IMF and the lifting of certain exchange and price controls, inflation could be expected to have an adverse effect on Benton-Vinccler if devaluation of the local currency does not substantially offset the effects of inflation.

During the nine months ended September 30, 1996, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar during periods when Benton-Vinccler had substantial net monetary liabilities denominated in bolivares. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the influence of the Company. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.


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

The net funds raised and/or used in each of the operating, investing and financing activities for the nine months ended September 30, 1996 and 1995 are summarized in the following table and discussed in further detail below:

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------
                                                     1996                  1995
                                                     ----                  ----
Net cash provided by operating activities        $ 59,857,447        $   19,266,760
Net cash used in investing activities            (147,239,788)          (32,513,679)
Net cash provided by financing activities         103,848,997            13,834,200
                                                 ------------        --------------
         Net increase in cash                    $ 16,466,656        $      587,281
                                                 ============        ==============


At September 30, 1996, the Company had current assets of $142.2 million (including $1.1 million of cash restricted as collateral for a loan to GEOILBENT) and current liabilities of $52.0 million (including a loan of $1.1 million collateralized by restricted cash), resulting in working capital of $90.2 million and a current ratio of 2.7:1. This compares to the Company's working capital deficit of $2.9 million at December 31, 1995. The increase of $93.1 million was due primarily to increased cash as a result of the issuance of $125 million in senior unsecured notes and the sale of property interests in the Gulf Coast of Louisiana. (See Notes 2 and 3.)

CASH FLOW FROM OPERATING ACTIVITIES. During the nine months ended September 30, 1996 and 1995, respectively, net cash provided by operating activities was approximately $59.9 million and $19.3 million, respectively. Cash flow from operating activities increased by $40.6 million during the nine months ended September 30, 1996 over the corresponding period of the prior year due primarily to increased oil production in Venezuela.

CASH FLOW FROM INVESTING ACTIVITIES. During the nine months ended September 30, 1996 and 1995, the Company had drilling and production related capital expenditures of approximately $62.2 million and $57.9 million, respectively. Of the 1996 expenditures, $52.6 million was attributable to the development of the South Monagas Unit in Venezuela, $4.0 million related to the development of the North Gubkinskoye Field in Russia, $2.0 million related to drilling activity in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields in Louisiana, and $3.6 million was attributable to other projects. The Company received proceeds from the sale of property and equipment of $34.7 million during the nine months ended September 30, 1996, primarily as a result of the sale of all of its remaining interest in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields; the Company received $14.7 million during the nine months ended September 30, 1995, from the sale of its working interest in certain depths in the West Cote Blanche Bay Field. (See Note 2.)

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. A portion of the proceeds were used to repay certain long term indebtedness and certain short term obligations. The remainder will be used for capital expenditure and working capital purposes. (See Note 3.)

The Company expects capital expenditures of approximately $30 million and $115 million for the remainder of 1996 and for 1997, respectively. Funding for the 1996 and subsequent capital expenditure programs is expected to come from the Company's recent issuance of senior unsecured notes and sale of property interests, its cash flow from operations, future sales of property interests, or issuance of debt or equity securities. Included in the 1997 budget is approximately $24 million, in expenditures for Russia (net to the Company's interest), which are dependent on proposed nonrecourse financing from the EBRD. In October 1996, the Company announced that GEOILBENT had received a term sheet from the EBRD for a $55 million nonrecourse credit facility. The documentation for such facility is expected to be completed and signed during the fourth quarter of 1996, with initial disbursements occurring thereafter. Negotiations are currently underway with EBRD, but there can be no assurance that such financing will ultimately become available under terms and conditions acceptable to GEOILBENT or the Company.

FORWARD LOOKING STATEMENTS

This report includes historical information and forward-looking statements. When used in this report, the words budget, budgeted, anticipate, expect, believes, goals or projects and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors could cause actual results to differ materially from those in the forward- looking statements. Such factors include the Company's substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for the Company's undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain key employees of the Company, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and gas wells, and the price for oil and natural gas, and other risks indicated in filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
               None.

ITEM 2.   CHANGES IN SECURITIES
               None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Annual Meeting of the Stockholders of the Company held on July 10, 1996, the following items were voted upon by the
               Stockholders:

               1.      Election of Directors

                                                                                VOTES AGAINST/            ABSTENTIONS/
                                                       VOTES IN FAVOR              WITHHELD             BROKER NON-VOTES
                                                       --------------              --------             ----------------
                       Alex E. Benton                     21,796,453               342,720                      0
                       Bruce M. McIntrye                  21,805,684               333,489                      0
                       Michael B. Wray                    21,491,070               648,103                      0
                       Richard W. Fetzner                 21,801,420               337,753                      0
                       William H. Gumma                   21,789,553               349,620                      0
                       Garrett A. Garrettson              21,802,213               336,960                      0

               2. To approve an amendment to the Company's 1991-1992 Stock Option Plan to increase the number of shares issuable pursuant to the plan from 2,500,000 shares to 3,400,000 shares.

                                                                                                          ABSTENTIONS/
                                                       VOTES IN FAVOR            VOTES AGAINST          BROKER NON-VOTES
                                                       --------------            -------------          ----------------
                                                         15,047,048                6,923,134                 168,991

               3. To approve and ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 1996:

                                                                                                          ABSTENTIONS/
                                                       VOTES IN FAVOR            VOTES AGAINST          BROKER NON-VOTES
                                                       --------------            -------------          ----------------
                                                         21,958,446                 71,139                   109,588

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



                                  BENTON OIL AND GAS COMPANY

Dated:   November 13, 1996        By:    /S/A. E. Benton
                                         ---------------
                                         A. E. Benton,
                                         Chairman and Chief Executive Officer


Dated:   November 13, 1996        By:    /S/Michael B. Wray
                                         ------------------
                                         Michael B. Wray
                                         President  and Chief Financial Officer