Form 10-K405
period 1996-12-31
BENTON OIL & GAS CO
filed 1997-03-31
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

                     Annual Report Under Section 13 or 15(d)
    [X]              of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1996 or

                Transition Report Pursuant to Section 13 or 15(d)
    [ ]              of the Securities Act of 1934 for the
                Transition Period from______________to____________

                          COMMISSION FILE NO.: 1-10762

                           BENTON OIL AND GAS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE
(State or other jurisdiction of                       77-0196707
incorporation or organization)          (I.R.S. Employer Identification Number)

        1145 EUGENIA PLACE, SUITE 200
           CARPINTERIA, CALIFORNIA                          93013
      (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (805) 566-5600

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $.01 Par Value                         NASDAQ
Common Stock Purchase Warrants,                      NASDAQ
$11.00 exercise price

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X      NO
                                       -----       ------

On March 26, 1997, the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $464,337,950 based on a closing sales price on NASDAQ of $16.375.

As of March 26, 1997, 28,999,716 shares of the Registrant's common stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items, 10, 11, 12, and 13 of Part III of this annual report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                           BENTON OIL AND GAS COMPANY

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Part I
------

      Item 1.  Business.......................................................3
      Item 2.  Properties....................................................16
      Item 3.  Legal Proceedings.............................................16
      Item 4.  Submission of Matters to a Vote of Security Holders ..........17

Part II
-------

      Item 5.  Market for the Registrant's Common Equity
                  and Related Stockholder Matters............................18
      Item 6.  Selected Consolidated Financial Data..........................19
      Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................21
      Item 8.  Financial Statements and Supplementary Data...................26
      Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure ....................26

Part III
--------

      Item 10. Directors and Executive Officers of the Registrant ...........26
      Item 11. Executive Compensation........................................26
      Item 12. Security Ownership of Certain Beneficial
                  Owners and Management......................................26

      Item 13. Certain Relationships and Related Transactions ...............26

Part IV
-------

      Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K........................................27

Financial Statements.........................................................29

Signatures...................................................................54


                                     PART I

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and could cause actual results and plans for future periods to differ materially from those expressed or implied in any such forward-looking statements: fluctuations in oil and gas prices, changes in operating costs, overall economic conditions, political stability, currency and exchange risks, changes in existing or potential tariffs, duties or quotas, availability of additional exploration and development opportunities, availability of sufficient financing, changes in weather conditions, and ability to hire and train personnel.

ITEM 1.  BUSINESS

GENERAL

Benton Oil and Gas Company (the "Company") is an independent energy company which has been engaged in the development and production of oil and gas properties since 1989. Although originally active only in the United States, the Company has developed significant interests in Venezuela and Russia, and has sold substantially all of its United States oil and gas interests. The Company's operations are conducted principally through its 80% owned Venezuelan subsidiary, Benton-Vinccler, C.A. ("Benton-Vinccler"), which operates the South Monagas Unit in Venezuela, and its 34% owned Russian joint venture, GEOILBENT, which operates the North Gubkinskoye Field in Siberia, Russia. The Company has also recently expanded into projects which include significant exploration components, in Venezuela through its participation in the Delta Centro exploration block and in the South China Sea through its acquisition of Crestone Energy Corporation.

As of December 31, 1996, the Company had total assets of $435.7 million, total estimated proved reserves of 109,620 MBOE, and a standardized measure of discounted future net cash flow, before income taxes, for total proved reserves of $537.6 million. For the year ended December 31, 1996 the Company had total revenues of $165.1 million and net income of $28.3 million.

The Company has been successful in increasing reserves, production, revenues and earnings during the last three years. From year end 1993 through 1996, estimated proved reserves increased from 42,785 MBOE to 109,620 MBOE and net production increased from a total of 519 MBOE in 1993 to 11,144 MBOE in 1996. Over the same period, fully diluted results per share have increased from a loss of $0.26 per share in 1993 to income of $0.93 per share for the year ended December 31, 1996.

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

SEEK NEW RESERVES IN AREAS OF LOW GEOLOGIC RISK. The Company has had significant success in identifying under-developed reserves in the U.S. and internationally. In particular, the Company has notable experience and expertise in seeking and developing new reserves in countries where perceived potential political and operating difficulties have sometimes discouraged other energy companies from competing. As a result, the Company has established operations in Venezuela and Russia with significant reserves that have been acquired and developed at relatively low costs. The Company is seeking similar opportunities in other countries and areas which it believes have high potential.

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

ESTABLISH A LOCAL PRESENCE THROUGH JOINT VENTURE PARTNERS AND THE USE OF LOCAL PERSONNEL. The Company has sought to establish a local presence where it does business through joint venture arrangements with local partners to facilitate stronger relationships with local government and labor. Moreover, the Company employs almost exclusively local personnel to run foreign operations both to take advantage of local knowledge and experience and to minimize cost. These efforts have created an expertise within Company management in forming effective foreign partnerships and operating abroad. The Company believes that it has gained access to new development opportunities as a result of its reputation as a dependable partner.

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

REDUCE FOREIGN EXCHANGE RISKS. The Company seeks to reduce foreign currency exchange risks by providing for the receipt of revenues by the Company in U.S. dollars while most operating costs are incurred in local currency. Pursuant to the operating agreement between the Company's Venezuelan subsidiary and the state oil company, the operating fees earned by the Company are paid directly to the Company's bank account in the U.S. in U.S. dollars. GEOILBENT receives revenues from export sales in U.S. dollars paid to its account in Moscow; domestic sales are paid in roubles under agreements which call for advance or guaranteed payments. As the Company expands internationally, it will seek to establish similar arrangements for new operations.

PRINCIPAL AREAS OF ACTIVITY

The following table summarizes the Company's proved reserves, drilling and production activity, and financial operating data by principal geographic area at and for each of the years ended December 31:



                                             VENEZUELA(1)                        RUSSIA(2)                        UNITED STATES
                                   -----------------------------       --------------------------        --------------------------
   (dollars in 000's)                 1996       1995       1994          1996      1995     1994         1996      1995       1994
                                   -------    -------    -------       --------  -------  -------        ------- -------    -------

   RESERVE INFORMATION:
    Proved Reserves (MBOE)          86,076     73,593     60,707        23,544    22,618   17,540           --         1      2,913
    Discounted Future Net Cash
         Flow Attributable to
         Proved Reserves,
         Before Income Taxes      $446,854   $286,916   $268,830       $90,705   $85,361  $48,833           --       $16    $18,657
    Standardized Measure of
       Future Net Cash Flows      $323,550   $206,545   $172,703       $73,423   $55,434  $32,398           --       $16    $18,286

   DRILLING AND PRODUCTION
   ACTIVITY:
    Gross Wells Drilled                 31         21         11             5        21        9            1         5          5
    Average Daily Production        34,557     14,949      6,902         2,091     1,345      806        2,862     1,917      1,561
    (BOE)


                                             VENEZUELA(1)                        RUSSIA(2)                        UNITED STATES
                                   -----------------------------       --------------------------        -------------------------
   (dollars in 000's)                 1996       1995       1994          1996      1995     1994           1996    1995       1994
                                   -------    -------    -------       --------  -------  -------        ------- -------    -------


   FINANCIAL DATA:
    Oil and Gas Revenues          $136,840  $  49,174  $  21,472      $  9,047  $  6,016 $  3,513       $4,675   $ 7,683   $  7,287
    Expenses:
       Lease Operating Costs
       and                          17,669      6,483      3,808         6,263     2,764    2,832          585     1,456      2,891
         Production Taxes
       Depletion                    29,523     11,393      4,998         2,747     1,512      838        1,705     4,188      4,248
                                 ---------  --------   ---------       -------  -------- --------     --------   -------  --- -----
         Total Expenses             47,192     17,876      8,806         9,010     4,276    3,670        2,290     5,644      7,139
                                 ---------  ---------  ---------       -------  -------- --------     --------   -------  ---------

  Results of Operations from
       Oil and  Gas Producing
       Activities                $  89,648  $  31,298  $  12,666       $    37  $  1,740 $   (157)    $  2,385   $ 2,039   $    148
                                 =========  =========  =========       =======  ======== ========     ========   =======   ========

(1) Includes 100% of the reserve information, drilling and production activity and financial data, without deduction for minority interest. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and Lagoven, S.A. under which all mineral rights are owned by the Government of Venezuela. See Item 1. Business--South Monagas Unit, Venezuela and --Reserves.

(2) The financial information for Russia includes information for the twelve months ended December 31, 1994, the nine months ended September 30, 1995 and the twelve months ended September 30, 1996, the end of the fiscal period for GEOLBENT.

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

Under the terms of the operating service agreement, Benton-Vinccler is a contractor for Lagoven and is responsible for overall operations of the South Monagas Unit, including all necessary investments to reactivate and develop the fields comprising the Unit. The Venezuelan government maintains full ownership of all hydrocarbons in the fields. In addition, Lagoven maintains full ownership of equipment and capital infrastructure following its installation. Benton-Vinccler invoices Lagoven each quarter based on Bbls of oil accepted by Lagoven during the quarter, using quarterly adjusted contract service fees per Bbl, and receives its payments from Lagoven in U.S. dollars deposited directly into a U.S. bank account. The operating service agreement provides for Benton-Vinccler to receive an operating fee for each Bbl of crude oil delivered and a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per Bbl set forth in the agreement. The operating fee is subject to periodic adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index, and the maximum total fee is subject to periodic adjustments to reflect changes in the average of certain world crude oil prices. Since commencement of operations, the adjusted maximum total fee has often been less than the adjusted operating fee, resulting in no capital recovery fee. The Company cannot predict the extent to which future maximum total fee adjustments will provide for capital recovery components in the fees it receives, and has recorded no income or asset for capital recovery fees other than when received.

Since 1992, when Venezuela signed the initial agreements related to the reactivation and further development of certain fields, the country has continued to invite foreign assistance in its oil and gas exploration, development and production. Management believes that Venezuela continues to provide potential business opportunities for the Company. See -- Delta Centro Block, Venezuela.

LOCATION AND GEOLOGY

The Unit is located in the southeastern part of the state of Monagas and the western part of Delta Amacuro in eastern Venezuela. The Unit is approximately 51 miles long and eight miles wide and consists of 157,843 acres, of which the fields comprise approximately one-half. At December 31, 1996, proved reserves attributable to the Company's Venezuelan operations were 86,076 MBOE, which represented 79% of the Company's proved reserves. Benton-Vinccler is currently developing the Uracoa and Tucupita Fields, which contain 97% of the Unit's proved reserves. The associated natural gas which is produced is currently being reinjected into the field and flared, as no ready market exists for the natural gas.

DRILLING AND DEVELOPMENT ACTIVITY

Benton-Vinccler has been developing the South Monagas Unit since 1992. During March 1997 (through March 26), a total of approximately 75 wells produced an average of approximately 40,000 Bbls of oil per day in the Unit. The following table sets forth drilling activity and production information for each of the quarters presented:


                                            WELLS DRILLED                      AVERAGE DAILY
                                   ----------------------------         ---------------------------
                                    VERTICAL          HORIZONTAL        PRODUCTION FROM FIELD (BBL)
                                    --------          ----------        ---------------------------

1994:
      First Quarter                     5                 0                            3,400
      Second Quarter                    0                 0                            6,700
      Third Quarter                     3                 0                            7,200
      Fourth Quarter                    0                 3                           10,200

1995:
      First Quarter                     1                 1                           11,800
      Second Quarter                    1                 2                           11,300
      Third Quarter                     2                 2                           15,800
      Fourth Quarter                    1                 8                           20,800

1996:
      First Quarter                     3                 8                           29,600
      Second Quarter                    4                 3                           33,700
      Third Quarter                     2                 7                           37,700
      Fourth Quarter                    1                 5                           40,500


Benton-Vinccler contracts with third parties for drilling and completion of wells. Currently, Helmerich & Payne International Drilling Co. is performing drilling services for Benton-Vinccler under contract. The Company's technical personnel identify drilling locations, specify the drilling program and equipment to be used and monitor the drilling activities. To date, 15 previously drilled wells have been reactivated and 74 new wells have been drilled using modern drilling and completion techniques that had not previously been utilized in the Unit, with 73, or 99%, completed and placed on production. Two drilling rigs are currently working in the Unit. Benton-Vinccler plans to drill approximately 6 vertical and 19 horizontal wells, 2 injection wells and 3 re-entry wells during 1997, at an anticipated cost to the Company of approximately $50-60 million.

In December 1993, Benton-Vinccler commenced drilling the first horizontal well. Since the completion of this well, the Company has successfully integrated modern technology and modern drilling and completion techniques to improve the ultimate recovery. The Company has conducted a 3-D seismic survey and interpreted the seismic data over the Unit. As a horizontal well is drilled, information regarding formations encountered by the drill bit is transmitted to the Company. Geologists, engineers and geophysicists at the Company can determine the location of the drill bit by comparing the information about the formations being drilled with the 3-D seismic data. The Company then directs the movement of the drill bit to more accurately direct the well to the expected reservoir. The Company intends to continue this method of horizontal drilling in the development of the field.

Once oil is produced, it is transported to production facilities which were designed in the United States and installed by Benton-Vinccler. These production facilities are of the type commonly used in heavy oil production in the United States, but not previously used extensively in Venezuela to process crude oil of similar gravity or quality. The current production facilities are capable of processing approximately 45,000 Bbls of oil per day. Benton-Vinccler intends to expand the capacity of the production facilities in 1997 to a total capacity of 60,000 Bbls of oil per day. The Company anticipates capital expenditures of $18 million during 1997 to complete such expansion.

CUSTOMERS AND MARKET INFORMATION

Oil produced in Venezuela is delivered to Lagoven under the terms of an operating service agreement for an operating service fee. Benton-Vinccler has constructed a 25-mile oil pipeline from its oil processing facilities at Uracoa to Lagoven's storage facility, which is the custody transfer point. The service agreement specifies that the oil stream may contain no more than 1% base sediment and water, and quality measurements are conducted both at Benton-Vinccler's facilities and at Lagoven's storage facility. A continuous flow measuring unit is installed at Benton-Vinccler's facility, so that quantity is monitored constantly. Lagoven provides Benton-Vinccler with a daily acknowledgment regarding the amount of oil accepted the previous day, which is reconciled to Benton-Vinccler's measurement. At the end of each quarter, Benton-Vinccler prepares an invoice to Lagoven for that quarter's deliveries. Lagoven pays the invoice at the end of the second month after the end of the quarter. Invoice amounts and payments are denominated in U.S. dollars. Payments are wire transferred into Benton-Vinccler's account in New York.

EMPLOYEES; COMMUNITY RELATIONS

Benton-Vinccler seeks to employ nationals rather than bring expatriates into the country. Presently, there are seven full time expatriates working with Benton-Vinccler and 149 local employees. Benton-Vinccler also conducts ongoing community relations programs, providing medical care, training, equipment and supplies, and support for local schools, in both states in which the South Monagas Unit falls.

DELTA CENTRO BLOCK, VENEZUELA

GENERAL

In February 1996, the Company and its bidding partners, Louisiana Land & Exploration Company ("LL&E") and Norcen Energy Company ("Norcen"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing a 1,300-square kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million and requires that the Company, LL&E and Norcen each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company for the project, LL&E will be the operator of the field, and therefore the Company will not be able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A. ("CVP"), an affiliate of the national oil company, has a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis.

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

LOCATION AND GEOLOGY

The Delta Centro Block consists of approximately 2,138 square kilometers (526,000 acres) located in the delta of the Orinoco River in the eastern part of Venezuela. Although no significant exploratory activity has been conducted on the block, PDVSA has estimated that the area may contain recoverable reserves of as much as 820 million Bbls, and may be capable of producing up to 160,000 Bbls of oil per day. The general area of Venezuela in which the Delta Centro Block is located is known to be a significant source of hydrocarbons, evidenced by the recently discovered El Furrial light oil trend to the north and the Orinoco tar sands to the south. Based on its geological studies of the basins in this area, the Company's technical staff believes that hydrocarbons have essentially migrated over time from the deeper Maturin basin area of Venezuela southward toward the shallower Orinoco tar belt area. If so, then potential trapping structures and/or faults in the path of the migrating oil would serve as traps for the migrating oil and have the opportunity to be filled to their spill points. Delta Centro is directly in line with this migration path, making it an attractive exploration area. The area is mostly swampy in nature, with terrain ranging from forest in the north to savannah in the south. The marshlands in the block are similar to the transition zone areas in the Gulf of Mexico in which the Company has significant experience in seismic and drilling operations.

DRILLING AND DEVELOPMENT ACTIVITY

The venture has commenced a 3-D seismic survey over the southwestern portion of the Delta Centro Block at an expected total cost to the Company during 1997 of approximately $6-7 million. Following the initial interpretation of the seismic data, the venture intends to drill an initial exploration well during 1998, at a cost to the Company of approximately $4 million. Subsequent seismic and drilling programs will be based on the results of the 1997-1998 activity.

NORTH GUBKINSKOYE, RUSSIA

GENERAL

In December 1991, the joint venture agreement forming GEOILBENT among the Company (34% interest) and two Russian partners, Purneftegasgeologia and Purneftegas (each having a 33% interest), was registered with the Ministry of Finance of the USSR. While both partners have undergone certain levels of privatization since then, at the time Purneftegasgeologia was the official geological body of the government whose purpose was to explore for oil and gas in the Purovsky district of Russia and Purneftegas was the official production agency of the government responsible for oil and gas production in the area. In November 1993, the agreement was registered with the Russian Agency for International Cooperation and Development. Although GEOILBENT may only take action through the unanimous vote of the partners, the Company believes that it has developed a good relationship with its partners and has not experienced any disagreement with its partners on major operational matters. Mr. A. E. Benton, Chief Executive Officer of the Company, serves as chairman of the governing body of GEOILBENT.

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

DRILLING AND DEVELOPMENT ACTIVITY

GEOILBENT commenced initial operations in the field during the third quarter of 1992 with the construction of a 37-mile oil pipeline and installation of temporary production facilities. During March 1997 (through March 26), approximately 43 wells are producing an average of approximately 5,000 Bbls of oil per day. The following table sets forth drilling activity and production information for each of the quarters presented:

                                                                   AVERAGE DAILY
                                  WELLS DRILLED                 PRODUCTION FROM FIELD
                                  -------------                 ---------------------
1994:
      First Quarter                     1                               1,000
      Second Quarter                    1                               2,400
      Third Quarter                     2                               2,200
      Fourth Quarter                    5                               4,900

1995:
      First Quarter                     1                               4,300
      Second Quarter                    1                               5,600
      Third Quarter                     9                               7,800
      Fourth Quarter                   11                               7,900

1996:
      First Quarter                     4                               8,400
      Second Quarter                    1                               7,200
      Third Quarter                     -                               7,100
      Fourth Quarter                    -                               6,500


GEOILBENT contracts with third parties for drilling and completion of wells. Supervised by a joint American and Russian management team, GEOILBENT identifies drilling locations, then uses Russian drilling rigs, upgraded by certain western technology and materials to drill and complete a well. To date, 11 previously drilled wells have been reactivated and 36 wells have been drilled in the field, with 32, or 89%, completed and placed on production. Four drilling rigs are currently working on pads in the field, and once all wells on the pad have been drilled, each such well will be tested for completion. Each well is drilled to an average depth of approximately 10,000 feet measured depth and 8,000 feet true depth.

Once oil is produced, it is flowed to production facilities constructed and owned by GEOILBENT. Oil is then transferred to GEOILBENT's 37-mile pipeline which transports the oil from the North Gubkinskoye Field south to the main Russian oil pipeline network.

The current production facilities are operating at or near capacity and would need to be expanded to accommodate any increased production. Subject to obtaining financing, GEOILBENT has a 1997 capital expenditure budget of approximately $57 million, of which $38 million would be used to drill approximately 49 wells in the North Gubkinskoye Field and $19 million for construction of production facilities. GEOILBENT has executed a credit agreement with the European Bank for Reconstruction and Development ("EBRD") for a $55 million facility, which would be non-recourse to the Company, to be used for development of the North Gubkinskoye Field, including the production facility expansion. GEOILBENT is currently negotiating with International Moscow Bank for a parallel $10 million credit agreement. Borrowings under either facility are subject to certain initial and ongoing precedent conditions, some of which are beyond the control of GEOILBENT and the Company. If EBRD or other financing is delayed or ultimately not obtained, minimal capital expenditures are anticipated and production from the field is expected to experience a natural decline.

CUSTOMERS AND MARKET INFORMATION

GEOILBENT's 37-mile pipeline runs from the field to the main pipeline in the area where GEOILBENT transfers the oil to Transneft, the state oil pipeline monopoly, or to rail car facilities for transportation to markets in Finland. Transneft can transport the oil to the western border of Russia. Under the regulations in effect when GEOILBENT was formed, its charter documents called for all oil production to be for export, and all export oil sales have been handled by trading companies. During 1996, however, regulations regarding access to pipelines were changed, creating more competition for pipeline capacity. While most of GEOILBENT's crude sales were made in U.S. dollars to export purchasers in 1996, certain sales were made to purchasers who could pay in roubles either in advance or under payment guarantees.

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

ALTERNATIVES FOR NATURAL GAS RESERVES

The Company and GEOILBENT estimate that substantial recoverable associated gas and condensate reserves exist in the North Gubkinskoye Field. In addition, there are substantial non-associated natural gas reserves in the field. Currently, there exists no ready market for these reserves, and therefore there are no plans to produce these gas reserves. Associated gas is flared in allowable amounts under permits with the Ministry of Fuel and Energy. If no market develops for the gas, then over time GEOILBENT plans to begin reinjecting it back into the reservoirs. GEOILBENT currently has no rights to develop much of the significant gas reserves in the field. However, GEOILBENT has entered into discussions with Gazprom, the state natural gas monopoly, for development and production of the solution gas, which is estimated by the Company to be 550-600 Bcf. Implementation of such a development plan would include construction of processing facilities and of a natural gas pipeline from the field area to the main transmission pipeline. Certain feasibility studies on the gas development have been completed, and other studies are currently in process and anticipated to be completed by year end 1997. Further development, subject to approval of all parties, will depend upon available financing.

OTHER PROPERTIES

Prior to 1996, the Company had successfully pursued acquisition and joint venture opportunities in the United States as major oil and gas companies continued to consolidate operations and focus exploration and development activities outside the United States. Substantially all of the Company's domestic activities had been located in the Louisiana Gulf Coast at the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields. The Company entered into agreements with Texaco, Inc. ("Texaco") and Oryx Energy Company ("Oryx") to develop the fields by using 3-D seismic technology integrated with subsurface geologic data from previously drilled wells. In addition, the Company entered into certain agreements with Tenneco Ventures Corporation ("Tenneco") whereby Tenneco purchased certain interests in the Company's operations in the three fields and was given the right to participate as a 50% partner in certain of the Company's future activities in the Gulf Coast for the next five years.

In March 1995, the Company and its affiliates and Tenneco sold to WRT Energy Corporation a 43.75% working interest in the shallower depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field for an aggregate purchase price of $20 million. Of this aggregate purchase price, the Company received $14.9 million. In March 1996, the Company sold to Shell Offshore Inc. ("Shell") all of its interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields effective December 31, 1995, for a purchase price of $35.4 million.

At December 31, 1996, the Company had no proved reserves in the United States.

During 1996, the Company acquired Crestone Energy Corporation ("Crestone"), a privately held company headquartered in Denver, Colorado, whose principal asset is an oil and gas petroleum contract with China National Offshore Oil Company ("CNOOC") for an area known as Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco, a unit of DuPont Corporation. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. The Company, through Crestone, has submitted plans and budgets to CNOOC for an initial seismic program to survey the area; however, exploration activities will be subject to resolution of such territorial dispute. The Company has recorded no reserves attributable to this petroleum contract.

EVALUATION OF ADDITIONAL OPPORTUNITIES

The Company continues to evaluate and pursue domestic and international opportunities which fit within its business strategy. The Company is currently evaluating certain development and/or acquisition opportunities, but it is not presently known whether, or on what terms, such evaluations will result in future agreements or acquisitions.

RESERVES

The following table sets forth information regarding estimates of proved reserves at December 31, 1996 prepared by the Company and audited by Huddleston & Co., Inc., independent petroleum engineers:


                                     CRUDE OIL AND CONDENSATE (MBBL)
                               ---------------------------------------
                               DEVELOPED    UNDEVELOPED          TOTAL
                               ---------    -----------          -----


Venezuela(1)                     47,805         38,271            86,076
Russia(2)                         3,417         20,127            23,544
                                -------         ------          --------
Total                            51,222         58,398           109,620
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

PRODUCTION, PRICES AND LIFTING COST SUMMARY

The following table sets forth by country net production, average sales prices and average lifting costs of the Company for the years ended December 31, 1996, 1995 and 1994:


                                                               YEARS ENDED DECEMBER
                                                     ----------------------------------------
                                                          1996           1995         1994
                                                     -----------     ----------    ----------

VENEZUELA
    Net Crude Oil Production (Bbl)                    12,647,987     5,456,473     2,519,514
    Average Crude Oil Sales Price ($ per Bbl)             $10.82         $9.01         $8.52
    Average Lifting Costs  ($ per Bbl)                      1.40          1.19          1.51



                                                               YEARS ENDED DECEMBER
                                                     ----------------------------------------
                                                          1996           1995         1994
                                                     -----------     ----------    ----------
RUSSIA (1)
    Net Crude Oil Production (Bbl)                       765,137       490,960       294,364
    Average Crude Oil Sales Price ($ per Bbl)             $11.82        $12.25        $11.93
    Average Lifting Costs  ($ per Bbl)                      8.19          5.63          9.62

UNITED STATES
    Net Production:
         Crude oil and condensate (Bbl)                    6,589        68,975       225,954
         Natural gas (Mcf)                             1,523,106     3,784,830     2,061,892
    Average Sales Price:
         Crude oil and condensate ($ per Bbl)             $19.70        $15.79        $14.46
         Natural gas ($ per Mcf)                            3.04          1.77          1.79
    Average Lifting Costs  ($ per BOE)                      2.25          2.08          5.08


    (1) The presentation for Russia includes information for the twelve months ended December 31, 1994, the nine months ended September 30, 1995 and the twelve months ended September 30, 1996, the end of the fiscal period for GEOILBENT.

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

In the past, the federal government has regulated the prices at which oil and gas could be sold. Prices of oil and gas sold by the Company are not currently regulated, and sales may be made at uncontrolled market prices. The Company's international operations are also subject to political, economic and other uncertainties including, among others, risks of war, revolution, expropriation, renegotiation or modification of existing contracts, export and transportation tariffs, taxation and royalty policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign government sovereignty over certain areas in which the Company conducts operations.

VENEZUELA

Venezuela requires environmental and other permits for certain operations conducted in oil field development, such as site construction, drilling, and seismic activities. As a contractor to Lagoven, Benton-Vinccler submits capital and operating budgets to Lagoven for approval. Capital expenditures to comply with Venezuelan environmental regulations relating to the reinjection of gas in the field and water disposal are expected to be $12.7 million in 1997 and $8.0 million in 1998, respectively. Benton-Vinccler also submits requests for permits for drilling, seismic and operating activities to Lagoven, which then obtains such permits from the Ministry of Energy and Mines and Ministry of Environment, as required. Benton-Vinccler is also subject to income, municipal and value added taxes, and must file certain monthly and annual compliance reports to SENIAT (the national tax administration) and to various municipalities.

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

DRILLING, ACQUISITION AND FINDING COSTS

During the years ended December 31, 1996, 1995 and 1994, the Company spent approximately $108 million, $74 million and $53 million, respectively, for acquisitions of leases and producing properties, development and exploratory drilling, production facilities and additional development activities such as workovers and recompletions.

The Company has drilled or participated in the drilling of wells as follows:


                                                      YEARS ENDED DECEMBE 31,
                                      ------------------------------------------------------
                                          1996              1995                   1994
                                      -----------     ----------------       ---------------
                                      GROSS   NET      GROSS       NET       GROSS       NET
WELLS DRILLED:
    Exploratory:
         Crude oil .........            --      --       3      1.020         --        --
         Natural gas .......             1    .375       3       .970          2      .875
         Dry holes .........            --     ---       1       .375          2      .869
    Development:(1)(2)(3)

         Crude oil .........            36  26.500      41     22.680         20    11.860
         Natural Gas .......            --      --       1       .220          1      .435
         Dry Holes .........            --      --       1      .8000         --        --
                                     -----  ------   -----    -------      ------  -------

TOTAL ......................           37   26.875      50     26.065         25    14.039
                                     =====  ======   =====    =======      =====   =======

AVERAGE DEPTH OF WELLS FEET)                 8,008              7,847               7,266
PRODUCING WELLS (4):

    Crude Oil ..............          113   74.300      77     44.701        112   46.796
    Natural Gas ............            0        0       8      2.024          4     .822


(1) In addition to the activities set forth in the table, at the West Cote Blanche Bay Field during the year ended December 31, 1994, the Company participated in the successful recompletion of 13 gross (4.247 net) oil wells and one gross (.327 net) gas well. In March 1995, the Company sold certain of its interests in the field, a result of which was to substantially eliminate the Company's future participation in recompletion and redrilling activities and in March 1996, the Company sold the remainder of its interests in the field. See Item 1. Business -- Other Properties.

(2) In addition to the activities set forth in the table, the Company participated in the successful recompletion of five gross (4.0 net) oil wells in Venezuela during the year ended December 31, 1994

(3) In addition to the activities set forth in the table, the Company participated in the successful reactivation of one gross (.34 net) oil well in Russia during the year ended December 31, 1995. The Company participated in the successful reactivation of six gross (2.04 net) oil wells in Russia during the year ended December 31, 1994.

(4) The information related to producing wells reflects wells the Company has drilled, wells the Company has participated in drilling and producing wells the Company has acquired.

At December 31, 1996 the Company was participating in the drilling of 2 wells in Venezuela.

All of the Company's drilling activities are conducted on a contract basis with independent drilling contractors. The Company does not own any drilling equipment.

From commencement of operations through December 31, 1996, the Company added, net of production and property sales, approximately 109.6 MBOE of proved reserves through purchases of reserves-in-place, discoveries of oil and natural gas reserves, extensions of existing producing fields and revisions of previously estimated reserves, for which the finding costs were $1.96 per BOE. The Company's estimate of future development costs for its undeveloped proved reserves at December 31, 1996 was $1.90 per BOE. The estimated future development costs are based upon the Company's anticipated cost of developing its non-producing proved reserves, which costs are calculated using historical costs for similar activities.

ACREAGE

The following table summarizes the developed and undeveloped acreage owned, leased or under concession as of December 31, 1996. See Item 1. Business -- Other Properties.


                                 DEVELOPED               UNDEVELOPED

                               GROSS       NET        GROSS
                                                                 NET

Venezuela                       9,950      7,960      673,893      276,114
Russia                         16,080      5,467      149,680       50,891
China                               -          -    6,200,000    3,100,000
United States                   5,002      1,689       10,000        6,862
                              -------     ------    ---------    ---------

Total                          31,032     15,116    7,033,573    3,433,867
                               ======     ======    =========    =========


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

EMPLOYEES AND CONSULTANTS

At December 31, 1996 the Company had 55 employees augmented from time to time with independent consultants, as required. Benton-Vinccler had 149 employees, and GEOILBENT had 230 employees.

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

The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco, a unit of DuPont Corporation. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended December 31, 1996, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Company's Common Stock is traded on the NASDAQ stock market ("NASDAQ") under the symbol "BNTN." As of December 31, 1996, there were 28,898,340 shares of Common Stock outstanding held of record by approximately 1,074 stockholders. The following table sets forth the high and low sales prices for the Company's Common Stock reported on the NASDAQ.




YEAR         QUARTER                              HIGH              LOW
--------------------------------------------------------------------------


1995

          First quarter                         $11.13          $  8.63
          Second quarter                         15.13            10.25
          Third quarter                          13.88             9.50
          Fourth quarter                         16.13            10.13

1996


          First quarter                          16.63            11.25
          Second quarter                         22.13            15.63
          Third quarter                          25.38            18.38
          Fourth quarter                         28.63            19.75

1997

          First quarter (through March 26)       24.75            14.63



On March 26, 1997, the last sales price for the Common Stock as reported by NASDAQ was $16.375 per share.

The Company's policy is to retain its earnings to support the growth of the Company's business. Accordingly, the Board of Directors of the Company has never declared cash dividends on its Common Stock. The Company's credit agreements currently prohibit the declaration of any cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the Company for each of the five years in the period ended December 31, 1996, are derived from the Company's audited consolidated financial statements. The consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.



                                                                        YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                         1996      1995 (3)      1994         1993      1992
                                                     ----------  ----------  ------------  ----------  -------

                                                                (amounts in thousands, except per share data)

 STATEMENT OF OPERATIONS:

Total revenues                                         $165,066    $ 65,068    $ 34,705    $  7,503     $  8,622

Lease operating costs and production taxes               24,518      10,703       9,531       5,110        4,414

Depletion, depreciation and amortization                 34,525      17,411      10,298       2,633        3,041

General and administrative expense                       18,906       9,411       5,242       2,631        2,245

Interest expense                                         16,128       7,497       3,888       1,958        1,831

Partnership exchange expenses                             2,140        --          --          --           --

Litigation settlement expenses                             --         1,673        --          --           --
                                                       --------    --------    --------     --------     ---------

Income (loss) before income taxes, minority
      interest and extraordinary charge                  68,849      18,373       5,746      (4,829)      (2,909)

Income tax expense                                       20,508       2,478         698        --           --
                                                       --------    --------    --------     --------     ---------

Income (loss) before minority interest and
      extraordinary charge                               48,341      15,895       5,048      (4,829)      (2,909)

Minority interest                                         9,984       5,304       2,094        --           --
                                                       --------    --------    --------    --------     --------


Income (loss) before extraordinary charge                38,357      10,591       2,954      (4,829)      (2,909)
Extraordinary charge for early retirement  of
      debt, net of tax benefit of $879                   10,075        --          --          --           --
                                                       --------    --------    --------    --------     --------

Net income (loss)                                      $ 28,282    $ 10,591    $  2,954    $ (4,829)    $ (2,909)
                                                       ========    ========    ========     ========     =========
Net income (loss) per common share:

      Primary:

          Income (loss) before extraordinary           $   1.30    $   0.40    $   0.12     $  (0.26)    $   (0.22)
             charge

          Extraordinary charge                             0.34        --          --           --            --
                                                       --------    --------    --------     --------     ---------
          Net income (loss)                            $   0.96    $   0.40    $   0.12     $  (0.26)    $   (0.22)
                                                       ========    ========    ========     ========     =========
      Fully diluted:
          Income (loss) before extraordinary           $   1.26    $   0.39    $   0.12     $  (0.26)    $   (0.22)
             charge

          Extraordinary charge                             0.33        --          --           --            --
                                                       --------    --------     --------     ---------   ---------
          Net income (loss)                            $   0.93    $   0.39    $   0.12     $  (0.26)    $   (0.22)
                                                       ========    ========    ========     ========     =========

Weighted average common shares outstanding(1):

      Primary                                            29,590      26,673      25,314      18,609       12,981

      Fully diluted                                      30,415      27,289      25,417      18,609       12,981


                                                                                   AT DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                             1996        1995(3)        1994         1993       1992
                                                        -----------   -----------    ---------    ---------  ----------

 BALANCE SHEET DATA:                                                         (amounts in thousands)

 Working capital (deficit)                              $  98,417    $  (2,888)      $ 21,785      $ 26,635      $ 10,486

 Total assets                                             435,745      214,750        162,561       108,635        68,217

 Long-term obligations, net of current portion            175,028       49,486         31,911        11,788        13,463

 Stockholders' equity (2)                                 174,899      103,681         88,259        84,021        50,468


__________________________
(1) The weighted average common shares outstanding for the Company have been adjusted for the effect of common stock equivalents for the years ended December 31, 1996 and 1995.

(2)   No cash dividends were paid during any period presented.

(3) The financial information related to Russia and included in the 1995 presentation contains information at, and for the nine months ended, September 30, 1995, the end of the fiscal period for GEOILBENT. See Note 15 to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

GENERAL

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations since January 1, 1994 and has reflected the 50% ownership interest of Vinccler during January and February 1994 and the 20% ownership interest of Vinccler subsequent thereto as a minority interest. Beginning in 1995, GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations in Russia reflect the twelve months ended December 31, 1994, the nine months ended September 30, 1995 and the twelve months ended September 30, 1996. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest, and for oil and gas reserve information, the Company reports its 34% share of the reserves attributable to GEOILBENT.

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

The following discussion of the financial condition and results of operations at December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996, respectively, should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

The Company's results of operations for the year ended December 31, 1996 primarily reflect the substantial growth of Benton-Vinccler, C.A. in Venezuela and the sale of the Company's U.S. operations. During 1996, Benton-Vinccler accounted for more than 90% of the Company's production, oil and gas sales and net income, and reported increases of more than 80% in these areas over the corresponding period of 1995. Benton-Vinccler's significant growth has resulted in increases in both oil and gas sales and expenses compared to the corresponding period in 1995, although expenses have declined as a percent of oil and gas sales as production volumes have increased. Other major influences on the Company's results of operations during the year ended December 31, 1996 were the sale of its Gulf Coast operations, resulting in a gain of $7.2 million, and the restructuring of its long term debt, including the issuance of $125 million of senior unsecured notes and an extraordinary charge of $11.0 million ($10.1 million net of tax benefits) related to the early retirement of certain privately placed notes. In the first quarter of 1996, the Company completed a partnership exchange offer, resulting in a noncash charge of $2.1 million related to the issuance of certain warrants to purchase shares of common stock.

The following table presents selected expense items from the Company's consolidated income statement as a percentage of oil and gas sales:

                                                      1996      1995     1994
                                                    --------  -------  ------
Lease Operating Costs and Production Taxes            16.6%      17.2%   29.8%
Depletion, Depreciation and Amortization              23.4       28.0    32.2
General and Administrative                            12.8       15.1    16.4
Interest                                              10.9       12.1    12.2

YEARS ENDED DECEMBER 31, 1996 AND 1995

The Company had revenues of $165.1 million for the year ended December 31, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $24.5 million, depletion, depreciation and amortization expense of $34.5 million, general and administrative expense of $18.9 million, interest expense of $16.1 million, partnership exchange expense of $2.1 million, income tax expense of $20.5 million, minority interest of $10.0 million and an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million. Net income for the period was $28.3 million or $0.93 per share (fully diluted).

By comparison, the Company had revenues of $65.1 million for the year ended December 31, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $10.7 million, depletion, depreciation and amortization expense of $17.4 million, general and administrative expense of $9.4 million, interest expense of $7.5 million, litigation settlement expenses of $1.7 million, income tax expense of $2.5 million and a minority interest of $5.3 million. Net income for the period was $10.6 million or $0.39 per share (fully diluted).

Revenues increased $100 million, or 154%, during the year ended December 31, 1996 compared to the corresponding period of 1995 primarily due to increased oil sales in Venezuela. Sales quantities for the year ended December 31, 1996 from Venezuela and Russia were 12,647,987 Bbl and 765,137 Bbl, respectively, compared to 5,456,473 Bbl and 490,960 Bbl, respectively, for the year ended December 31, 1995. Prices for crude oil per Bbl averaged $10.82 (pursuant to terms of an operating service agreement) from Venezuela and $11.83 from Russia for the year ended December 31, 1996 compared to $9.01 and $12.25, respectively, for the year ended December 31, 1995. Domestic sales quantities for the year ended December 31, 1996 were 6,589 Bbl of crude oil and condensate and 1,523,106 Mcf of natural gas compared to 68,975 Bbl of crude oil and 3,784,830 Mcf of natural gas for the year ended December 31, 1995. Domestic prices per Bbl for crude oil and per Mcf for natural gas averaged $19.70 and $3.04 during the year ended December 31, 1996 compared to $15.79 and $1.77 during the year ended December 31, 1995. Revenues for the year ended December 31, 1996 were reduced by a loss of $2.9 million related to a commodity hedge agreement compared to a loss of $0.7 million in 1995. Revenues for 1996 were increased by a foreign exchange gain of $2.8 million compared to a gain of $1.0 million in 1995.

Expenses increased during 1996 as Benton-Vinccler's operations continued to grow significantly, but decreased as a percentage of oil and gas sales. Lease operating costs and production taxes increased $13.8 million, or 129%, during the year ended December 31, 1996 compared to 1995, partially offset by the sale of the Company's remaining interest in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields. Depletion, depreciation and amortization increased $17.1 million, or 98%, during the year ended December 31, 1996 compared to the corresponding period in 1995. Depletion expense per BOE produced from Venezuela, United States and Russia during the year ended December 31, 1996 was $2.33, $6.55 and $3.59, respectively, compared to $2.09, $5.98 and $3.08, respectively, during the previous year. The increase in general and administrative expenses of $9.5 million, or 101%, during the year ended December 31, 1996 compared to 1995 was primarily due to the implementation of certain consulting and related arrangements among Benton-Vinccler, the Company and Vinccler, Venezuelan municipal taxes (which are a function of growing oil revenues) and the Company's increased corporate activity associated with the growth of the Company's business. Interest expense increased $8.6 million, or 115%, in 1996 compared to 1995 primarily due to the issuance of $125 million in senior unsecured notes in May 1996. The Company incurred partnership exchange expense of $2.1 during the year ended December 31, 1996 as a result of the completion of an exchange offer resulting in the liquidation of three limited partnerships (see Note 2 of Notes to the Consolidated Financial Statements). Income tax expense increased $18.0 million, or 720%, during the year ended December 31, 1996 compared to 1995 primarily due to increased taxable income in Venezuela. The net income attributable to the minority interest increased $4.7 million, or 89%, for 1996 compared to 1995 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela.

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

Revenues increased $30.4 million, or 88%, during the year ended December 31, 1995 compared to the corresponding period of 1994 primarily due to increased oil sales in Venezuela. Sales quantities for the year ended December 31, 1995 from Venezuela and Russia were 5,456,473 and 490,960 Bbl, respectively, compared to 2,519,514 and 294,364, respectively, for the year ended December 31, 1994. Prices per Bbl for crude oil averaged $9.01 (pursuant to terms of an operating service agreement) from Venezuela and $12.25 from Russia for the year ended December 31, 1995 compared to $8.52 and $11.93, respectively, for the year ended December 31, 1994. Domestic sales quantities for the year ended December 31, 1995 were 68,975 Bbl of crude oil and condensate and 3,784,830 Mcf of natural gas compared to 225,954 Bbl of crude oil and 2,061,892 Mcf of natural gas for the year ended December 31, 1994. Domestic prices per Bbl for crude oil and per Mcf for natural gas averaged $15.79 and $1.77 during the year ended December 31, 1995 compared to $14.46 and $1.79 during the year ended December 31, 1994. Revenues for the year ended December 31, 1995 were reduced by a loss of $0.7 million related to a commodity hedge agreement compared to $0.3 million in 1994. 1995 revenues were increased by a foreign exchange gain of $1.0 million compared to a gain of $1.4 million in 1994.

Lease operating costs and production taxes increased $1.2 million, or 13%, during the year ended December 31, 1995 compared to the corresponding period of 1994 primarily due to the growth of the Company's Venezuelan operations, partially offset by the sale of certain of the Company's interest in the West Cote Blanche Bay Field, but decreased significantly as a percentage of oil and gas sales. Depletion, depreciation and amortization increased $7.1 million, or 69%, during the year ended December 31, 1995 compared to the corresponding period in 1994 primarily due to the increased oil production in Venezuela. Depletion expense per BOE produced from Venezuela, United States and Russia during the year ended December 31, 1995 was $2.09, $5.98 and $3.08, respectively, compared to $1.98, $7.46 and $2.85, respectively, during the previous year. The increase in general and administrative expenses of $4.2 million, or 81%, during the year ended December 31, 1995 compared to 1994 was primarily due to the Company's increased corporate activity associated with the growth of the Company's business, but decreased slightly as a percentage of oil and gas sales. The Company incurred litigation settlement expenses of $1.7 million during the year ended December 31, 1995 as a result of a settlement agreement reached with investors in partnerships which were sponsored by a third party (see Note 5 of Notes to the Consolidated Financial Statements). Interest expense increased $3.6 million, or 93%, in 1995 compared to 1994 primarily due to increased borrowing to fund operations in Venezuela and Russia. Income tax expense increased $1.8 million, or 257%, during the year ended December 31, 1995 compared to 1994 primarily due to increased income taxes in Venezuela and Russia. The net income attributable to the minority interest increased $3.2 million, or 152%, for 1995 compared to 1994 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela.

INTERNATIONAL OPERATIONS

As a private contractor, Benton-Vinccler is subject to a statutory income tax rate of 34%. However, Benton-Vinccler reported significantly lower effective tax rates for 1995 and 1996 due to significant non-cash tax deductible expenses resulting from devaluations in Venezuela when Benton-Vinccler had net monetary liabilities in U.S. dollars. The Company cannot predict the timing or impact of future devaluations in Venezuela. Any Company operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.67% and income taxes of 66.67%. See Item 1. Business -- Delta Centro Block, Venezuela.

GEOILBENT is subject to a statutory income tax rate of 35%. GEOILBENT has also been subject to various other tax burdens, including an oil export tariff. For the year ended December 31, 1994 and the period January 1 through June 30, 1996, the Company recorded an expense for the Russian export tariff of $1,397,317 and $845,385, respectively, which is included in lease operating expenses and production taxes. GEOILBENT received a waiver from the export tariff for 1995 and in July 1996, such oil export tariffs were terminated in conjunction with a loan agreement with the International Monetary Fund. Excise, pipeline and other taxes continue to be levied on all oil producers and certain exporters. The Russian regulatory environment continues to be volatile and the Company is unable to predict the impact of taxes, duties and other burdens for the future.

During 1996, the Company acquired Crestone Energy Corporation, a privately held company headquartered in Denver, Colorado, for 628,142 shares of common stock and options to purchase 107,571 shares of the Company's common stock at $7.00 per share, valued at $14.6 million. Crestone's principal asset is a petroleum contract with China National Offshore Oil Company for an area known as Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco, a unit of DuPont Corporation. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. The Company, through Crestone, has submitted plans and budgets to CNOOC for an initial seismic program to survey the area, however, exploration activities will be subject to resolution of such territorial dispute. The Company has recorded no reserves attributable to this petroleum contract

EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

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

Effective May 1, 1994, the Company entered into a commodity hedge agreement with Morgan Guaranty designed to reduce a portion of the Company's risk from oil price movements through December 31, 1996. Pursuant to the hedge agreement, with respect to the period from May 1, 1994 through the end of 1996, the Company received from Morgan Guaranty $16.82 per Bbl and the Company paid to Morgan Guaranty the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil ("WTI") determined in the manner set forth in the hedge agreement. Such payments were made with respect to production of 1,000 Bbl of oil per day for 1994, 1,250 Bbl of oil per day for 1995, and 1,500 Bbl of oil per day for 1996. During the quarter ended December 31, 1996, the average price per Bbl of WTI was $24.57 and the Company's net exposure for the quarter was $1.1 million. The Company's total exposure for the year ended December 31, 1996, under the hedge agreement was $2.9 million.

There are presently no restrictions in either Venezuela or Russia that restrict converting U.S. dollars into local currency. However, during 1994, Venezuela implemented exchange controls which significantly limited the ability to convert local currency into U.S. dollars. Because payments made to Benton-Vinccler are made in U.S. dollars into its United States bank account, and Benton-Vinccler is not subject to regulations requiring the conversion or repatriation of those dollars back into the country, the exchange controls did not have a material adverse effect on Benton-Vinccler or the Company. Currently, there are no exchange controls in Venezuela or Russia that restrict conversion of local currency into U.S. dollars.

Within the United States, inflation has had a minimal effect on the Company, but it is potentially an important factor in results of operations in Venezuela and Russia. With respect to Benton-Vinccler and GEOILBENT, substantially all of the sources of funds, including the proceeds from oil sales, the Company's contributions and credit financings, are denominated in U.S. dollars, while local transactions in Russia and Venezuela are conducted in local currency. If the rate of increase in the value of the dollar compared to the bolivar continues to be less than the rate of inflation in Venezuela, then inflation could be expected to have an adverse effect on Benton-Vinccler.

During the year ended December 31, 1996, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian rouble during periods when Benton-Vinccler and GEOILBENT had substantial net monetary liabilities denominated in bolivares and roubles. During the year ended December 31, 1996, the Company's net foreign exchange gains attributable to its Venezuelan and Russian operations were $1.8 million and $1.0 million, respectively. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.


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

The net funds raised and/or used in each of the operating, investing and financing activities for each of the years in the three year period ended December 31, 1996 are summarized in the following table and discussed in further detail below:


                                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                             1996                 1995                1994
                                                        --------------        ------------       -------------
Net cash provided by operating activities               $   84,852,307        $ 32,349,456       $ 13,462,789
Net cash used in investing activities                     (164,772,501)        (53,643,733)       (55,078,138)
Net cash provided by financing activities                  106,171,905          13,281,707         19,499,799
                                                        --------------       -------------      -------------
Net increase (decrease) in cash                         $   26,251,711       $  (8,012,570)      $(22,115,550)
                                                        ==============       ==============      =============

At December 31, 1996, the Company had current assets of $150.5 million (including $4.5 million of cash restricted as collateral for a loan to GEOILBENT), and current liabilities of $52.1 million (including a $1.0 million loan collateralized by restricted cash), resulting in working capital of $98.4 million and a current ratio of 2.9:1. This compares to the Company's working capital deficit of $2.9 million at December 31, 1995. The increase of $101.3 million was due primarily to the issuance of $125 million of senior unsecured notes, net of repayment of certain indebtedness.

CASH FLOW FROM OPERATING ACTIVITIES. During 1996, 1995 and 1994, net cash provided by operating activities was approximately $84.9 million, $32.4 million and $13.5 million, respectively. Cash flow from operating activities increased by $52.5 million and $18.9 million in 1996 and 1995, respectively, over the prior years due primarily to increased oil and gas production in Venezuela.

CASH FLOW FROM INVESTING ACTIVITIES. During 1996, 1995 and 1994, the Company had drilling and production related capital expenditures of approximately $96.1 million, $68.3 million and $39.6 million, respectively. Of the 1996 expenditures, $84.5 million was attributable to the development of the South Monagas Unit in Venezuela, $6.0 million related to the development of the North Gubkinskoye Field in Russia, $1.9 million related to drilling activity in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields in Louisiana, and $3.7 million was attributable to other projects. The Company also sold certain oil and gas properties for net proceeds of approximately $34.6 million, $15.4 million and $5.8 million in 1996, 1995 and 1994, respectively.

In April 1996, the Company sold to Shell all of its interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields for a purchase price of $35.4 million. Proceeds of the sale were used to repay debt as described below and for working capital purposes in Venezuela and other international activities.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year, beginning November 1, 1996. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At December 31, 1996, the Company was in compliance with all covenants of the indenture. A portion of the proceeds from the notes was used to repay certain long term indebtedness and certain short term obligations, and the remainder has been or will be used for capital expenditure and working capital purposes. (see Note 3 of Notes to Consolidated Financial Statements.)

Also, in May 1996, the Company entered into an agreement with Morgan Guaranty which provides for a $20 million revolving credit facility and an $18 million cash collateralized 5-year letter of credit to secure the Company's performance of the minimum exploration work program required in the Delta Centro Block in Venezuela. The revolving credit facility could be drawn upon until December 1996, with interest at LIBOR plus 3% through June

1997 and LIBOR plus 3.75% thereafter. Any amount outstanding at the end of the revolving period would automatically convert into a term loan due 15 months thereafter. The credit facility contains financial covenants requiring that the Company maintain a current ratio of at least 1.1 to 1.0 and a minimum net worth of $100 million at the end of each fiscal quarter. No amounts were drawn under the credit facility in 1996.

In August 1996, Benton-Vinccler entered into a $50 million, 2-year credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility (see Note 3 of Notes to Consolidated Financial Statements) and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company and bears interest at LIBOR plus 6%. The Company will receive interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

The Company expects 1997 capital expenditures to be approximately $140 million, including $19 million in expenditures for Russia (net to the Company's interest), which is dependent on EBRD or other financing (see Item 1.Business--North Gubkinskoye, Russia--Drilling and Development Activity). Funding is expected to come from the issuance of debt or equity securities, cash flow from operations, sales of property interests, or project and trade financing sources. There can be no assurance that such financing will become available under terms and conditions acceptable to the Company, which may result in reduced capital expenditures in the Company's principal areas of operations.

The Company continues to evaluate and pursue domestic and international opportunities which fit within the Company's business strategy. The Company is currently evaluating certain development and/or acquisition opportunities, but it is not presently known whether, or on what terms, such evaluations will result in future agreements or acquisitions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this item is included herein on pages S-1 through S-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No information is required to be reported under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                        *

ITEM 11. EXECUTIVE COMPENSATION

                                        *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                        *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                        *

* Reference is made to information under the captions "Election of Directors", "Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Index to Financial Statements:                                             Page
                                                                                    ----
         Independent Auditors' Report ...............................................S-1

         Consolidated Balance Sheets at December 31, 1996 and 1995 ..................S-2

         Consolidated Statements of Income for the Years Ended
         December 31, 1996, 1995 and 1994 ...........................................S-3

         Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1996, 1995 and 1994 ...............................S-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994 ...........................................S-5

         Notes to Consolidated Financial Statements for the Years
         Ended December 31, 1996, 1995 and 1994 .....................................S-7

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

     3.  Exhibits:

         3.1     Certificate of Incorporation of the Company filed September 9, 1988.*

         3.2     Amendment to Certificate of Incorporation of the Company  filed June 7, 1991.**

         3.3     Restated Bylaws of the Company.

         4.1     Form of Common Stock Certificate.*

         10.4    Form of Employment Agreements (Exhibit 10.19).*

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

         10.16 Indenture dated May 2, 1996 between Benton Oil and Gas Company and First Trust of New York, National Association, Trustee related to $125,000,000, 11 5/8% Senior Notes Due 2003
                 (Incorporated by reference to Exhibit 4.1 to the Company's S-4
                 Registration Statement filed June 17, 1996, SEC Registration
                 No. 333-06125).

         11.1    Computation of per share earnings.

         21.1    List of subsidiaries.

         23.1    Consent of Deloitte & Touche LLP.

         23.2    Consent of Huddleston & Co., Inc.

         27.1    Financial Data Schedule
__________________________

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

******  Previously filed as an exhibit to the Company's Form 8-K report dated February 9, 1994.

(b)  Reports on Form 8-K

     No Form 8-K was filed during the last quarter of the registrant's fiscal year.


INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors and Stockholders
Benton Oil and Gas Company
Carpinteria, California

We have audited the accompanying consolidated balance sheets of Benton Oil and Gas Company and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benton Oil and Gas Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Los Angeles, California
March 20, 1997

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                      DECEMBER 31,
                                                            ------------------------------
                                                                  1996             1995
                                                            -------------    -------------
ASSETS
------
  CURRENT ASSETS:
    Cash and cash equivalents                               $  32,431,709    $   6,179,998
    Restricted cash                                             4,500,000       20,314,000
    Marketable securities                                      52,003,995
    Accounts receivable:
      Accrued oil and gas revenue                              50,136,980       22,069,217
      Joint interest and other                                  9,860,512        2,869,962
    Prepaid expenses and other                                  1,591,488          214,622
                                                            -------------    -------------
          TOTAL CURRENT ASSETS                                150,524,684       51,647,799

  RESTRICTED CASH                                              68,000,000

  OTHER ASSETS                                                  6,185,878        3,434,760

  PROPERTY AND EQUIPMENT:
      Oil and gas properties (full cost method - costs of
        $25,986,981 and $17,925,371 excluded from
        amortization in 1996 and 1995, respectively)          259,621,781      177,110,550
        Furniture and fixtures                                  4,283,074        2,539,233
                                                            -------------    -------------
                                                              263,904,855      179,649,783
        Accumulated depletion and depreciation                (52,870,176)     (19,982,244)
                                                            -------------    -------------
                                                              211,034,679      159,667,539
                                                            -------------    -------------
                                                            $ 435,745,241    $ 214,750,098
                                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:
    Accounts payable:
      Revenue distribution                                  $     305,356    $   2,692,751
      Trade and other                                          42,952,001       19,777,018
    Accrued interest payable, payroll and related taxes         5,975,417        1,687,648
    Income taxes payable                                          888,638        1,039,166
    Short term borrowings                                         853,452       21,905,480
    Current portion of long term debt                           1,132,516        7,433,339
                                                            -------------    -------------
          TOTAL CURRENT LIABILITIES                            52,107,380       54,535,402

  DEFERRED INCOME TAXES                                        16,678,612

  LONG TERM DEBT                                              175,028,205       49,486,306

  MINORITY INTEREST                                            17,031,848        7,047,791

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY
    Preferred stock, par value $0.01 a share; authorized
      5,000,000 shares; outstanding, none
    Common stock, par value $0.01 a share;
      authorized 40,000,000 shares; issued and
      outstanding 28,898,340 and 25,508,605 shares at
      December 31, 1996 and 1995, respectively                    288,983          255,086
    Additional paid-in capital                                140,648,484       97,745,794
    Retained earnings                                          33,961,729        5,679,719
                                                            -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                          174,899,196      103,680,599
                                                            -------------    -------------
                                                            $ 435,745,241    $ 214,750,098
                                                            =============    =============

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------



                                                         YEARS ENDED DECEMBER 31,
                                                ----------------------------------------
                                                     1996          1995          1994
                                                     ----          ----          ----
REVENUES
   Oil and gas sales                            $147,703,421   $62,156,694   $31,942,810
   Gain on sale of properties                      7,174,904
   Net gain on exchange rates                      2,819,930       997,820     1,445,307
   Investment earnings and other                   7,368,243     1,913,144     1,316,689
                                                ------------   -----------   -----------
                                                 165,066,498    65,067,658    34,704,806
                                                ------------   -----------   -----------

EXPENSES
   Lease operating costs and production taxes     24,517,563    10,702,797     9,531,264
   Depletion, depreciation and amortization       34,525,413    17,411,089    10,298,112
   General and administrative                     18,905,936     9,410,187     5,241,295
   Interest                                       16,128,442     7,497,187     3,887,961
   Partnership exchange expenses                   2,139,655
   Litigation settlement expenses                                1,673,272
                                                ------------   -----------   -----------
                                                  96,217,009    46,694,532    28,958,632
                                                ------------   -----------   -----------

INCOME  BEFORE INCOME TAXES AND MINORITY
      INTEREST                                    68,849,489    18,373,126     5,746,174

INCOME TAXES                                      20,508,623     2,477,960       697,802
                                                ------------   -----------   -----------
INCOME  BEFORE MINORITY INTEREST                  48,340,866    15,895,166     5,048,372

MINORITY INTEREST                                  9,984,057     5,304,131     2,094,211
                                                ------------   -----------   -----------
INCOME BEFORE EXTRAORDINARY CHARGE                38,356,809    10,591,035     2,954,161

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF
      DEBT, NET OF TAX BENEFIT OF $879,000        10,074,799
                                                ------------   -----------   -----------
NET INCOME                                      $ 28,282,010   $10,591,035   $ 2,954,161
                                                ============   ===========   ===========

NET INCOME  PER COMMON SHARE:
Primary:
      Income before extraordinary charge        $       1.30   $      0.40   $      0.12
      Extraordinary charge                              0.34
                                                ------------   -----------   -----------
          Net Income                            $       0.96   $      0.40   $      0.12
                                                ============   ===========   ===========

Fully Diluted:
      Income before extraordinary charge        $       1.26   $      0.39   $      0.12
      Extraordinary charge                              0.33
                                                ------------   -----------   -----------
          Net Income                            $       0.93   $      0.39   $      0.12
                                                ============   ===========   ===========




See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                COMMON                                          RETAINED
                                                SHARES          COMMON    ADDITIONAL PAID-IN    EARNINGS
                                                ISSUED           STOCK         CAPITAL         (DEFICIT)               TOTAL
                                         -------------------------------------------------------------------------------------
  BALANCE AT JANUARY 1, 1994                24,676,848        $246,768        $91,639,606      $(7,865,477)      $84,020,897
  Issuance of common shares:
        Exercise of stock options               23,000             230             83,509                             83,739
        Acquisitions                           200,000           2,000          1,198,000                          1,200,000
  Net income                                                                                     2,954,161         2,954,161
                                            ----------        --------       ------------      -----------      ------------
  BALANCE AT DECEMBER 31, 1994              24,899,848         248,998         92,921,115       (4,911,316)       88,258,797

  Issuance of common shares:
        Exercise of warrants                     3,155              32             28,663                             28,695
        Exercise of stock options              272,580           2,726          1,335,330                          1,338,056
        Conversion of notes and
             debentures                        333,022           3,330          3,506,713                          3,510,043
        Securities registration costs                                             (46,027)                           (46,027)
  Net income                                                                                    10,591,035        10,591,035
                                            ----------        --------       ------------      -----------      ------------
  BALANCE AT DECEMBER 31, 1995              25,508,605         255,086         97,745,794        5,679,719       103,680,599

  Issuance of common shares:
        Exercise of warrants                   993,644           9,936         12,134,064                         12,144,000
        Exercise of stock options              888,634           8,886          5,941,322                          5,950,208
        Conversion of notes and
             debentures                        710,953           7,109          6,870,655                          6,877,764
        Acquisitions                           796,504           7,966         18,573,986                         18,581,952
        Securities registration costs                                            (617,337)                          (617,337)
  Net income                                                                                    28,282,010        28,282,010
                                            ----------        --------       ------------      -----------      ------------
  BALANCE AT DECEMBER 31, 1996              28,898,340        $288,983       $140,648,484      $33,961,729      $174,899,196
                                            ==========        ========       ============      ===========      ============


See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------------
                                                                                    1996               1995             1994
                                                                              --------------      -------------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $ 28,282,010   $  10,591,035     $  2,954,161
Adjustments to reconcile net income to net cash provided by operating activities:
  Depletion, depreciation and amortization                                       34,525,413      17,411,089       10,298,112
  Net earnings from limited partnerships                                                            (57,685)         (63,486)
  Amortization of financing costs                                                   669,997         184,447          114,311
  (Gain) loss on disposition of assets                                           (6,949,904)         16,211
  Partnership exchange expenses                                                   2,139,655
  Minority interest in undistributed earnings of subsidiary                       9,984,057       5,304,131        2,094,211
  Extraordinary charge for early retirement of debt                              10,074,799
  Deferred income taxes                                                          16,678,612
  Changes in operating assets and liabilities:
      Accounts receivable                                                       (35,179,868)    (12,882,072)     (10,384,670)
      Prepaid expenses and other                                                 (1,376,866)        349,217          (84,905)
      Accounts payable                                                           20,991,092       9,905,365        7,974,335
      Accrued interest payable, payroll and related taxes                         4,287,769          488,552         560,720
      Income taxes payable                                                            725,541      1,039,166
                                                                               ------------   -------------      -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                               84,852,307      32,349,456       13,462,789
                                                                               ------------   -------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                   34,637,513      15,408,368        5,803,215
  Additions of property and equipment                                           (95,497,488)    (68,288,101)     (39,631,547)
  Increase in restricted cash                                                   (74,050,000)     (1,864,000)     (19,250,000)
  Decrease in restricted cash                                                    21,864,000       1,100,000
  Purchases of marketable securities                                           (133,296,015)
  Maturities of marketable securities                                            81,292,020
  Distributions from limited partnerships                                           277,469                          502,167
  Payment for purchase of Benton-Vinccler, net of cash acquired                                                   (2,501,973)
                                                                               ------------   -------------      -----------
         NET CASH USED IN INVESTING ACTIVITIES                                 (164,772,501)    (53,643,733)     (55,078,138)
                                                                               ------------   -------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options and warrants                       17,818,242       1,319,767           83,740
  Proceeds from issuance of notes payable                                       181,920,954      22,157,500       21,360,000
  Proceeds from short term borrowings                                                             2,400,000       23,217,775
  Payments on short term borrowings and notes payable                           (76,468,561)    (11,999,336)     (24,706,358)
  Prepayment premiums on debt retirement                                        (10,632,400)
  Increase in other assets                                                       (6,466,330)        (596,224)       (455,358)
                                                                               ------------   -------------      -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                              106,171,905      13,281,707       19,499,799
                                                                               ------------   -------------      -----------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALANTS                    26,251,711      (8,012,570)     (22,115,550)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    6,179,998      14,192,568       36,308,118
                                                                               ------------   -------------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 32,431,709   $   6,179,998      $14,192,568
                                                                               ============   =============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest expense                               $ 13,519,295   $   7,011,623      $ 3,299,189
                                                                               ============   =============      ===========
  Cash paid during the year for income taxes                                   $  3,286,842   $   1,885,291      $   715,507
                                                                               ============   =============      ===========

See notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 1996, the Company acquired Crestone Energy Corporation ("Crestone"), a privately held corporation headquartered in Denver, Colorado, for 628,142 shares of common stock and options to purchase 107,571 shares of the Company's common stock at $7.00 per share, valued at $14.6 million.

During the year ended December 31, 1996, $3,226,000 principal amount of the Company's 8% convertible notes and $4,310,000 principal amount of the Company's 8% convertible debentures were retired upon conversion into 275,081 and 435,872 shares of the Company's common stock, respectively.

During the year ended December 31, 1996, the Company financed the purchase of oil and gas equipment and services in the amount of $272,655. Also during the year ended December 31, 1996, the Company acquired the partners' interests in each of the three limited partnerships sponsored by the Company in exchange for an aggregate of 168,362 shares of the Company's common stock and warrants to purchase 587,783 shares of common stock at $11.00 per share, with a total value of $3,996,601.

During the year ended December 31, 1995, $1,393,000 of the Company's 8% convertible notes and $2,118,000 of the Company's 8% convertible debentures were retired in exchange for 118,785 and 214,237 shares of the Company's common stock, respectively.

During the year ended December 31, 1995, the Company financed the purchase of oil and gas equipment and services in the amount of $10,384,809 and leased office equipment in the amount of $54,473. Also during 1995, the Company acquired residential real estate for $1,725,000 in exchange for accounts and notes receivable from an officer of the Company totaling $1,181,483 resulting in an account payable of $543,517 (see Note 12).

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

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Benton Oil and Gas Company (the "Company") engages in the exploration, development, production and management of oil and gas properties.

The Company and its subsidiary, Benton Oil and Gas Company of Louisiana, participated as the managing general partner of three oil and gas limited partnerships formed during 1989 through 1991. Under the provisions of the limited partnership agreements, the Company received compensation as stipulated therein, and functioned as an agent for the partnerships to arrange for the management, drilling, and operation of properties, and assumed customary contingent liabilities for partnership obligations. In January 1996, the Company acquired the limited partnership interests for an aggregate of 168,362 shares of common stock and warrants to purchase 587,783 shares of common stock at $11 per share, and liquidated the partnerships (see Note 2).

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

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. They may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations; all having maturities of no more than 180 days. At December 31, 1996, the Company's marketable securities at cost, which approximates fair value, consisted of $26.2 million in treasury securities or repurchase agreements therefore, $19.8 million in commercial paper and $6.0 million in bankers' acceptances.


ACCOUNTS RECEIVABLE

The Company has recorded an allowance for doubtful accounts of $335,803 related to other accounts receivable at December 31, 1996. No allowance was considered necessary at December 31,1995.

OTHER ASSETS

Other assets consist principally of costs associated with the issuance of long term debt and at December 31, 1995 residential real estate held for sale which the Company sold in 1996. Debt issuance costs are amortized on a straight-line basis over the life of the debt.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $1,441,344, $2,282,194 and $1,696,330 for the years ended December 31, 1996, 1995 and 1994, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Depletion expense attributable to the Venezuelan cost center for the years ended December 31, 1996, 1995 and 1994 was $29,523,300, $11,392,777 and
$4,998,213 ($2.33, $2.09 and $1.98 per equivalent barrel), respectively. Depletion expense attributable to the Russian cost center for the years ended December 31, 1996, 1995 and 1994 was $2,747,304, $1,512,821 and $837,818 ($3.59,
$3.08 and $2.85 per equivalent barrel), respectively. Depletion expense attributable to the United States cost center for the years ended December 31, 1996, 1995 and 1994 was $1,704,940, $4,187,440 and $4,247,303 ($6.55, $5.98 and
$7.46 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $548,000, $310,038 and $185,336 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

FOREIGN CURRENCY

The Company has significant operations outside of the United States, principally in Russia and Venezuela. Both Russia and Venezuela are considered highly inflationary economies and as a result, operations in those countries are remeasured in United States dollars and any currency gains or losses are recorded in the statement of income. The Company attempts to manage its operations in a manner to reduce its exposure to foreign exchange losses; however, there are many factors which affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond the influence of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the United States dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, marketable securities, short term borrowings and debt instruments. In addition, in 1994 the Company entered into a commodity hedge agreement (see Note 15). The book values of all financial instruments, other than debt instruments, are representative of their fair values due to their short term maturities. The book values of the Company's debt instruments, except the convertible subordinated debentures and notes, are considered to approximate their fair values because the interest rates of these instruments are based on current rates offered to the Company. As discussed in
Note 3, all of the subordinated debentures and notes were either converted or repaid in 1996. Based on the last trading sale price on December 31, 1995, the convertible subordinated debentures had a fair value of approximately $5,948,000. The fair value of the hedge agreement is the estimated amount the Company would have to pay to terminate the agreement, taking into account current oil prices and the current creditworthiness of the hedge counterparties. The estimated termination cost associated with the hedge agreement at December 31, 1995 was approximately $834,000.


STOCK OPTIONS

Statement of Financial Accounting Standards No. 123 ("SFAS 123") regarding accounting for stock-based compensation is effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 ("APB 25") to its stock based compensation awards to employees and disclose the required pro forma effect on net income and earnings per share (see Note 7).


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

RECLASSIFICATIONS

Certain items in 1995 and 1994 have been reclassified to conform to the 1996 financial statement presentation.


NOTE 2 - ACQUISITIONS AND SALES

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

In March 1995, the Company sold its 32.5% working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field for approximately $14.9 million. In April 1996, the Company sold its remaining interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields located in the Gulf Coast of Louisiana for approximately $35.4 million, resulting in a gain of approximately $7.2 million after adjustments for revenues and expenses subsequent to the effective date of December 31, 1995 and satisfaction of a net profits interest associated with the properties. In conjunction with this sale and to obtain the required consents for such sale, the Company agreed to repay $35 million in senior unsecured notes and a $5 million revolving credit facility which was secured in part by these properties. Debt prepayment premiums and related costs totaling approximately $11.0 million ($10.1 million net of tax benefits) were recognized as an extraordinary charge in 1996 (see Note 3).

In January 1996, the Company completed an exchange offer under which it issued an aggregate of 168,362 shares of common stock and warrants to purchase 587,783 shares of common stock at $11 per share in exchange for all outstanding limited partnership interests in the three remaining limited partnerships sponsored by the Company. The shares of common stock were valued at $1.9 million (based upon the current market price at the time of the offer), which was allocated to oil and gas properties. Substantially all of the oil and gas properties were immediately sold at their approximate book value. The warrants, issued as an inducement to the participants to accept the exchange offer, were valued at $3.64 per warrant (an aggregate of $2.1 million), which was charged to expense in 1996.

In December 1996, the Company acquired Crestone Energy Corporation, a privately held corporation headquartered in Denver, Colorado, for 628,142 shares of common stock and options to purchase 107,571 shares of the Company's common stock at $7.00 per share, valued at $14.6 million. Crestone's primary asset is a large undeveloped acreage position in the South China Sea, under a petroleum contract with China National Offshore Oil Corporation ("CNOOC") of the People's Republic of China for an area known as Wan'An Bei, WAB-21. Crestone will, as a wholly owned subsidiary of the Company, continue as the operator and contractor of WAB-21.


NOTE 3 - LONG TERM DEBT

Long term debt consists of the following at December 31:

                                                                              1996                       1995
                                                                      --------------------      -------------
Senior unsecured notes with interest at 11.625%.
    See description below.                                                 $125,000,000
Senior unsecured notes with interest at 13.0%.
    See description below.                                                                           $35,000,000
Revolving secured credit facility.  Interest
    payments due quarterly beginning
    March 31, 1995.   See description below.                                                           5,000,000
Convertible subordinated debentures with
    interest at 8.0%.  See description below.                                                          4,310,000
Convertible subordinated notes with interest
    at 8.0%.   See description below.                                                                  3,269,000
Benton-Vinccler credit facility with interest at
    LIBOR plus 6%. Collateralized by a time deposit
    of the Company earning approximately LIBOR plus 5.75%.
    See description below.                                                   50,000,000
Promissory note due on July 1, 1996 with
     interest at 13.0% from January 1, 1996.
    Unsecured.                                                                                         1,000,000
Vendor financing with interest ranging from 10.5 to 13.5%.
    Principal and interest payments due in varying
    installments.  Unsecured.                                                                          6,234,357
Bank financing with interest at LIBOR plus
     7.5% to 8.0%. Secured by certain GEOILBENT
    oil export proceeds.  See description below.                              1,105,000                  850,000
Other--various equipment leases and bank financing with
    interest and/or principal payments due monthly.
    Interest rates vary from 9.75% to 16.91%.  Notes and
    leases mature from March 1997 to March 2000.
    Secured by equipment and, at December 31, 1995,
    residential real estate.                                                     55,721                1,256,288
                                                                           ------------              -----------
                                                                            176,160,721               56,919,645
Less current portion                                                          1,132,516                7,433,339
                                                                           ------------              -----------
                                                                           $175,028,205              $49,486,306
                                                                           ============              ===========

In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year, beginning November 1, 1996. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At December 31, 1996, the Company was in compliance with all covenants of the indenture. A portion of the proceeds from the notes was used to repay certain long term indebtedness and certain short term obligations, and the remainder has been or will be used for capital expenditure and working capital purposes.

In August 1996, Benton-Vinccler entered into a $50 million, 2-year credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility (see Note 4) and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company and bears interest at LIBOR plus 6%. The Company will receive interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

In September 1994 and June 1995, the Company issued $15 million and $20 million in 13% senior unsecured notes due 2002 and 2007, respectively. Additionally, in connection with the two issuances of notes, the Company issued warrants entitling the holder to purchase 250,000 shares of common stock at $9.00 per share and 125,000 shares at $17.09 per share, subject to adjustment in certain circumstances, that are exercisable on or before September 30, 2002 and June 30, 2007, respectively. In April and May 1996, in conjunction with the sale of the Company's Gulf Coast properties and the issuance of $125 million of debt, the Company repaid the outstanding 13% notes, accrued interest, and corresponding prepayment premiums of $11.0 million (see Note 2).

In December 1994, the Company entered into a $10 million revolving credit facility, secured in part by mortgages on the Company's U.S. properties and in part by a guarantee provided by the financial institution which arranged the credit facility. In exchange for the credit enhancement, the Company issued to the arranging financial institution and lending commercial bank warrants entitling the holders to purchase 50,000 shares of common stock at $12.00 per share, subject to adjustment in certain circumstances, that are exercisable on or before December 2004, and the Company granted to the arranging institution a 5% net profits interest in the Company's properties whose development was financed by the facility. In conjunction with the sale of the Company's Gulf Coast properties in April 1996, the Company repaid the outstanding balance of $5.0 million to the lending institution (see Note 2).

In May 1992, the Company issued $6.4 million aggregate principal amount of publicly offered 8% convertible subordinated debentures due May 1, 2002, convertible at the option of the note holders at 101.157 shares per $1,000 principal amount. In May 1996, the holders of the outstanding notes were notified of the Company's intention to prepay the debentures on July 23, 1996 at 103% of the principal amount plus accrued interest. As a result, holders of the remaining debentures elected to convert their debentures for shares of common stock. During 1996, the Company issued 435,872 shares of common stock upon the conversion of debentures with a principal amount of $4.3 million.

In October 1991, the Company issued $4.7 million aggregate principal amount of privately placed 8% convertible subordinated notes due October 1, 2001, convertible at the option of the note holders at 85.259 shares per $1,000 principal amount. In December 1995, the holders of the outstanding notes were notified of the Company's intention to prepay the notes on February 12, 1996 at 103% of the principal amount plus accrued interest. As a result, substantially all of the holders elected to convert their notes for shares of common stock. During 1996, the Company issued 275,081 shares of common stock upon the conversion of notes with a principal amount of $3.2 million.

Beginning in August 1994, GEOILBENT had entered into various agreements with International Moscow Bank ("IMB") for credit facilities with the following terms: amounts of $4-6 million, repayment over 14 to 17 months, and interest at LIBOR plus 7.5 to 8.0%. In December 1995, GEOILBENT signed a new credit facility with IMB for $5 million, payable over 17 months with interest at LIBOR plus 8.0%. At December 31, 1996 and 1995, the Company's proportionate share of the outstanding balances was $1.1 million and $0.9 million, respectively. While the repayment of loans under earlier agreements was guaranteed by the Company, repayment under the current agreement is not.

The principal requirements for the long term debt outstanding at December 31, 1996 are due as follows for the years ending December 31:

               1997                                   $  1,132,516
               1998                                     50,012,286
               1999                                         13,550
               2000                                          2,369
               2001                                              -
               Subsequent Years                        125,000,000
                                                      ------------
                                                      $176,160,721
                                                      ============

NOTE 4 - SHORT TERM BORROWINGS

In 1994, Benton-Vinccler entered into a $25 million credit facility with Morgan Guaranty to repay commercial paper and for working capital requirements. The credit facility was collateralized in full by time deposits from the Company, bore interest at LIBOR plus 3/4% and was renewed on a monthly basis. The loan arrangement contained no restrictive covenants and no financial ratio covenants. The outstanding balance under the credit facility at December 31, 1995 was $19.25 million. In August 1996, the facility was replaced by a long term agreement for $50 million (see Note 3).

Beginning in the fourth quarter of 1994, Benton-Vinccler acquired approximately $4.1 million of drilling and production equipment from trading companies and suppliers under terms which included repayment within a 12-month period in monthly and quarterly installments at interest rates from 6.7% to 10.75%. At December 31, 1995, approximately $0.7 million related to these loans was outstanding. In June 1996, the Company paid the balance remaining on these purchases with proceeds from its debt issuance in May 1996 (see Note 3).

In June 1994, GEOILBENT entered into a payment advance agreement with NAFTA Moscow, the export agency which markets GEOILBENT's oil production to purchasers in Europe. The payment advance of $2.5 million against future oil shipments, which bore an effective discount rate of 12%, was repaid through withholdings from oil sales on a monthly basis through December 1994. In March and August 1995, GEOILBENT received $3.0 million and $2.0 million, respectively, in production payment advances pursuant to similar agreements with NAFTA Moscow containing similar terms. During the period ended September 30, 1996, GEOILBENT repaid the original NAFTA Moscow advances. Funding for the repayment was provided largely by entering into other oil payment advance arrangements and similar short term borrowings with other oil purchasers and with Russian commercial banks. GEOILBENT also entered into an agreement with Morgan Guaranty for a short term credit facility under which the Company provides cash collateral for the loans to GEOILBENT. GEOILBENT's obligations under the new agreements with the Russian commercial banks and oil purchaser are not guaranteed by the Company. At December 31, 1996, the Company's proportionate share of the outstanding short term borrowings of GEOILBENT was $0.9 million.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

In May 1996, the Company entered into an agreement with Morgan Guaranty which provides for a $20 million revolving credit facility and an $18 million cash collateralized 5-year letter of credit to secure the Company's performance of the minimum exploration work program required in the Delta Centro Block in Venezuela. The revolving credit facility could be drawn upon until December 1996 with interest at LIBOR plus 3% through June 1997 and LIBOR plus 3.75% thereafter. Any amount outstanding at the end of the revolving period will automatically convert into a term loan due 15 months thereafter. The credit facility contains financial covenants requiring that the Company maintain a current ratio of at least 1.1 to 1.0 and a minimum net worth of $100 million at the end of each fiscal quarter. No amounts were drawn under the credit facility in 1996 and the commitment period has expired.

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

The Company's aggregate rental commitments for noncancellable agreements at December 31, 1996, are as follows:

                                                   Rental Commitments
                                                   ------------------
                           1997                     $      363,320
                           1998                            337,741
                           1999                            334,461
                           2000                            328,784
                           2001                            323,794
                           Thereafter                      925,956
                                                    --------------
                                                    $    2,614,056
                                                    ==============

Rental expense was $2,232,686, $1,981,253 and $ 255,650 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 6 - TAXES ON INCOME

The tax effects of significant items comprising the Company's net United States deferred income taxes as of December 31, 1996 and 1995 are as follows:

                                       1996            1995
                                  ------------    ------------
Deferred tax assets:
  Operating loss carryforwards    $ 26,100,000    $ 16,400,000
  Other                              1,200,000
Valuation allowance                (19,900,000)    (12,900,000)
                                  ------------    ------------
Total                                7,400,000       3,500,000
                                  ------------    ------------


Deferred tax liabilities:
Difference in basis of property      7,400,000       3,500,000
Other                                       --              --
                                  ------------    ------------
Total                                7,400,000       3,500,000
                                  ------------    ------------
Net deferred tax liability        $         --    $         --
                                  ============    ============


The components of income before income taxes and minority interest are as follows:

                                         1996           1995            1994
                                         ----           ----            ----
Income (loss) before income taxes:
United States                        $ 3,063,000   $ (9,500,000)   $ (4,363,000)
Foreign                               65,787,000     27,873,000      10,109,000
                                     -----------   ------------    ------------
Total                                $68,850,000   $ 18,373,000    $  5,746,000
                                     ===========   ============    ============

The provision for income taxes for the year ended December 31, 1996, consists primarily of $3.8 million of foreign taxes currently payable and $16.7 million of foreign deferred taxes, with the deferred taxes relating primarily to property basis differences. The provision for income taxes for the years ended December 31, 1995 and 1994 consists primarily of foreign income taxes currently payable. A comparison of the income tax expense at the federal statutory rate to the Company's provision for income taxes is as follows:

                                                         1996               1995               1994
                                                     -----------         ----------       ----------
Computed tax expense at the statutory rate           $24,097,000         $6,431,000       $2,011,000
State income taxes, net of federal effect              1,249,000            919,000          287,000
Rate differential for foreign income                  (4,800,000)        (7,278,000)      (2,853,000)
Other                                                   (632,000)        (1,689,000)        (552,000)
Change in valuation allowance                            595,000          4,095,000        1,805,000
                                                     -----------         ----------       ----------
Provision for income taxes                           $20,509,000         $2,478,000       $  698,000
                                                     ===========         ==========       ==========

At December 31, 1996, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $71 million, expiring in the years 2003 through 2011. If the carryforwards are ultimately realized, approximately $9 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options.

The Company has not provided for United States income taxes on $65 million of foreign subsidiaries' unremitted earnings at December 31, 1996 which are expected to be reinvested indefinitely. It is not practicable to determine the amount of income taxes that might be payable if such earnings are ultimately repatriated.


NOTE 7 - STOCK OPTIONS

The Company adopted its 1988 Stock Option Plan in December 1988 authorizing options to acquire up to 418,824 shares of common stock. Under the plan, incentive stock options ("ISOs") were granted to a key employee and other non-qualified stock options (NQSOs"), stock or bonus rights were granted to other key employees, directors, independent contractors and consultants at prices equal to or below market price, exercisable over various periods. The remaining options to purchase 80,000 shares of common stock for $4.89 per share were exercised during 1995. During 1989, the Company adopted its 1989 Nonstatutory Stock Option Plan covering 2,000,000 shares of common stock which were granted to key employees, directors, independent contractors and consultants at prices equal to or below market prices, exercisable over various periods. The plan was amended during 1990 to add 1,960,000 shares of common stock to the plan.

In September 1991, the Company adopted the 1991-1992 Stock Option Plan and the Directors' Stock Option Plan. The 1991-1992 Stock Option Plan, as amended in 1996, permits the granting of stock options to purchase up to 3,400,000 shares of the Company's common stock in the form of ISOs and NQSOs to officers and employees of the Company. Options may be granted as ISOs, NQSOs or a combination of each, with exercise prices not less than the fair market value of the common stock on the date of the grant. The amount of ISOs that may be granted to any one participant is subject to the dollar limitations imposed by the Internal Revenue Code of 1986, as amended. In the event of a change in control of the Company, all outstanding options become immediately exercisable to the extent permitted by the 1991-1992 Stock Option Plan. All options granted to date under the 1991-1992 Stock Option Plan vest ratably over a three-year period from their dates of grant and expire ten years from grant date or one year after retirement, if earlier.

The Directors' Stock Option Plan permits the granting of nonqualified stock options ("Director NQSOs") to purchase up to 400,000 shares of common stock to nonemployee directors of the Company. Upon election as a director and annually thereafter, each individual who serves as a nonemployee director automatically is granted an option to purchase 10,000 shares of common stock at a price not less than the fair market value of common stock on the date of grant. All Director NQSOs vest automatically on the date of the grant of the options and at December 31, 1996, options to purchase 224,000 shares of common stock were both outstanding and exercisable.

A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:


                                                    1996                     1995                       1994
                                            --------------------      ---------------------      -------------------
                                            WEIGHTED                  WEIGHTED                   WEIGHTED
                                            AVERAGE                   AVERAGE                    AVERAGE
                                            EXERCISE                  EXERCISE                   EXERCISE
                                             PRICE        SHARES       PRICE          SHARES      PRICE       SHARES
                                             -----        ------       -----          ------      -----       ------
Outstanding at beginning of the year:       $  8.04     3,341,820     $  6.74      3,033,567     $  6.52     2,194,567
Options granted                               19.33       657,500       13.86        557,500        7.26       865,000
Options exercised                              6.69      (886,134)       4.92       (192,580)       3.72       (23,000)
Options canceled                              12.14       (76,667)       6.53        (56,667)      10.13        (3,000)
                                                         ---------                 ---------                 ---------
Outstanding at end of the year                10.78      3,036,519       8.04      3,341,820        6.74     3,033,567
                                                         =========                 =========                 =========
Exercisable at end of the year                 7.90      1,887,349       6.76      2,209,322        6.27     1,831,901
                                                         =========                 =========                 =========

Significant option groups outstanding at December 31, 1996 and related weighted average price and life information follow:


                       NUMBER OUTSTANDING        WEIGHTED=AVERAGE          WEIGHTED=             NUMBER            WEIGHTED-
RANGE OF EXERCISE              AT                    REMAINING         AVERAGE EXERCISE      EXERCISABLE AT         AVERAGE
      PRICES            DECEMBER 31, 1996         CONTRACTUAL LIFE           PRICE          DECEMBER 31, 1996    EXERCISE PRICE
-----------------      -------------------       -----------------     ----------------     -----------------    --------------
       $1.39                  40,000                    7.8 Years             $1.39                40,000              $1.39
       2.39                   81,667                    8.2 Years              2.39                81,667               2.39
    4.89 - 7.00              817,166                    7.4 Years              5.54               678,831               5.46
    7.50 - 10.88           1,012,853                    7.2 Years              8.93               881,184               8.89
   11.50 - 15.25             637,333                    8.1 Years             14.50               175,667              14.08
   17.88 - 24.13             447,500                    8.3 Years             21.59                30,000              21.88
                           ---------                                                            ---------
                           3,036,519                                                            1,887,349
                           =========                                                            =========

The weighted average fair value of the stock options granted from the 1991-1992 Stock Option Plan and the Directors' Stock Option Plan during 1996 and 1995 was $13.10 and $8.92, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                               1996                                        1995
                                                            ----------                                  -------
                   Expected life                             8.6 years                                   7.5 years
                   Risk-free interest rate                     6.2%                                        6.0%
                   Volatility                                   54%                                         54%
                   Dividend yield                               0%                                          0%

The Company accounts for stock-based compensation in accordance with APB 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the plans been determined consistent with SFAS 123, the Company's pro forma net income and earnings per share for 1996 and 1995 would have been as follows:

                                                                           1996                    1995
                                                                       -----------              -----------
            Net income:
                   Income before extraordinary charge                  $36,082,673              $10,368,674
                   Extraordinary charge                                 10,074,799
                                                                      ------------             ------------
                       Net income                                      $26,007,874              $10,368,674
                                                                       ===========              ===========

            Net income per common share:
               Primary:
                   Income before extraordinary charge                  $       1.23             $      0.39
                   Extraordinary charge                                        0.34
                                                                       ------------             -----------
                       Net income                                      $       0.89             $      0.39
                                                                       ============             ===========

                                                                           1996                    1995
                                                                       -----------              -----------
            Fully diluted:
                Primary:
                   Income before extraordinary charge                  $      1.20              $      0.38
                   Extraordinary charge                                       0.33
                                                                       -----------              -----------
                       Net income                                      $      0.87              $      0.38
                                                                       ===========              ===========

Because options vest over several years and additional options are granted each year, the effects on pro forma net income and related per share amounts presented above are not representative of the effects for future years.

In addition to options issued pursuant to the plans, options for 65,000 and 30,000 shares of common stock were issued in 1995 and 1994, respectively, to individuals other than officers, directors or employees of the Company at prices ranging from $5.63 to $10.88. These options vest over three to four years and at December 31, 1996, 246,500 options were outstanding, 155,667 of which were vested.


NOTE 8 - STOCK WARRANTS

During the years ended December 31, 1994, 1995 and 1996, the Company issued a total 450,000, 125,000 and 587,783 warrants, respectively. Each warrant entitles the holder to purchase one share of common stock at the exercise price of the warrant. Substantially all the warrants are immediately exercisable upon issuance.

In January 1992, 29,841 warrants were issued to a placement agent who sold shares in a public offering of the Company's stock, 6,220 of which were exercised during the year ended December 31, 1996. In February 1992, 37,118 warrants were issued in connection with the marketing of working interests in a well the Company drilled, 155 and 4,905 of which were exercised during the years ended December 31, 1995 and 1996, respectively. Also in February 1992, 25,000 warrants were issued in connection with an acquisition of a working interest in a well. In April 1992, 31,400 warrants were issued to a placement agent who marketed the Company's 8% convertible subordinated debentures, 1,000 of which were exercised during the year ended December 31, 1996. In July 1992, 5,000 warrants were issued to a consultant to the Company, 2,500, 1,000 and 1,500 of which were exercised during the years ended December 31, 1993, 1995 and 1996, respectively. In October 1992, 527,000 warrants were issued to the partners of two limited partnerships managed by the Company that were liquidated in November 1992, 2,000 and 210,000 of which were exercised during the years ended December 31, 1995 and 1996, respectively.

In September 1994, 250,000 warrants were issued in connection with the issuance of $15 million in senior unsecured notes, and in December 1994, 50,000 warrants were issued in connection with a revolving secured credit facility. In July 1994, the Company issued warrants entitling the holder to purchase a total of 150,000 shares of common stock at $7.50 per share, subject to adjustment in certain circumstances, that are exercisable on or before July 2004. 50,000 warrants were immediately exercisable, and 50,000 warrants became exercisable each July in 1995 and 1996. During the year ended December 31, 1996, 142,000 of these warrants were exercised.

In June 1995, 125,000 warrants were issued in connection with the issuance of $20 million in senior unsecured notes.

In January 1996, 587,783 warrants were issued in connection with an exchange offer under which the Company acquired the outstanding limited partnership interests in three limited partnerships sponsored by the Company (see Note 2). During the year ended December 31, 1996, 9,215 of the warrants were exercised.

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at December 31, 1996 were:


      DATE ISSUED           EXPIRATION DATE     EXERCISE PRICE       ISSUED       OUTSTANDING
-----------------------------------------------------------------------------------------------------
      January 1992           January 1997             $12.03            29,841           23,621
     February 1992           February 1997             14.63*           37,118           32,058
     February 1992           February 1997              9.00            25,000           25,000
       April 1992             April 1997               10.30            31,400           30,400
      October 1992           October 1997              10.00           527,000          315,000
       July 1994               July 2004                7.50           150,000            8,000
     September 1994         September 2002              9.00           250,000          250,000
     December 1994           December 2004             12.00            50,000           50,000
        June 1995              June 2007               17.09           125,000          125,000
      January 1996           January 1999              11.00           587,783          578,568
                                                                     ---------        ---------
                                                                     1,813,142        1,437,647
                                                                     =========        =========

* Price represents weighted average price.


NOTE 9 - RUSSIAN EXPORT TARIFF

For the year ended December 31, 1994 and the period January 1 through June 30, 1996, the Company recorded an expense for the Russian export tariff of $1,397,317 and $845,385, respectively, which is included in lease operating expenses and production taxes. GEOILBENT received a waiver from the export tariff for 1995 and in July 1996, such oil export tariffs were terminated in conjunction with a loan agreement with the International Monetary Fund. Excise, pipeline and other taxes continue to be levied on all oil producers and certain exporters. The Russian regulatory environment continues to be volatile and the Company is unable to predict the impact of taxes, duties and other burdens for the future.


NOTE 10 - VENEZUELA OPERATIONS

On July 31, 1992, the Company and its partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., an affiliate of the national oil company, Petroleos de Venezuela, S.A ("PDVSA"). The operating service agreement covers the Uracoa, Bombal and Tucupita fields that comprise the South Monagas Unit ("Unit"). Under the terms of the operating service agreement, Benton-Vinccler, a corporation owned 80% by the Company and 20% by Vinccler, is a contractor for Lagoven and is responsible for overall operations of the South Monagas Unit, including all necessary investments to reactivate and develop the fields comprising the Unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement (which amount is periodically adjusted to reflect changes in the average of certain world crude oil prices). The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration ("LL&E") and Norcen Energy Resources, LTD ("Norcen") were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing a 1,300 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million and requires that the Company, LL&E and Norcen each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, LL&E will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. Corporation Venezolana del Petroleo, S.A., an affiliate of PDVSA, has a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed and the Company posted an $18 million standby letter of credit, which is collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program.


NOTE 11 - CHINA

In December 1996, the Company acquired Crestone Energy Corporation, a privately held corporation headquartered in Denver, Colorado, for 628,142 shares of common stock and options to purchase 107,571 shares of the Company's common stock at $7.00 per share, valued at $14.6 million. Crestone's primary asset is a large undeveloped acreage position in the South China Sea, under a petroleum contract with China National Offshore Oil Corporation ("CNOOC") of the People's Republic of China for an area known as Wan'An Bei, WAB-21. Crestone will, as a wholly owned subsidiary of the Company, continue as the operator and contractor of WAB-21. Crestone has submitted an exploration program and budget to CNOOC for 1997. However, due to certain territorial disputes over the sovereignty of the contract area, it is unclear when such program will commence.

NOTE 12 - RELATED PARTY TRANSACTIONS

On December 31, 1993, the Company guaranteed a loan made to Mr. A.E. Benton, its Chief Executive Officer for $300,000. In January 1994, the Company loaned $800,000 to Mr. Benton with interest at prime plus 1%; in September 1994, Mr. Benton made a payment of $207,014 against this loan. In December 1995, the Company purchased a home from Mr. Benton for $1.73 million, based on independent appraisals, and from the proceeds Mr. Benton repaid the balance owed to the Company of $592,986 plus accrued interest and the $300,000 loan guaranteed by the Company. The home, which the Company sold for $1.5 million in 1996, has been included in other assets as of December 31, 1995. During 1996, the Company loaned $268,154 to Mr. Benton, and $600,000 to Mr. M.B. Wray, its President and Chief Financial Officer, each loan bearing interest at 6%.


NOTE 13 - EARNINGS PER SHARE

Primary earnings per common share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants. Total weighted average common stock equivalent shares used to calculate earnings per common share were:

                                     1996            1995           1994
                                     -----           -----          ----
    Primary shares                 29,590,359      26,673,483     25,314,026
    Fully diluted shares           30,414,693      27,289,343     25,416,792

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 will be adopted by the Company in the first quarter of 1997 and earnings per share for all prior periods will be restated upon adoption.

NOTE 14 - MAJOR CUSTOMERS

The Company is principally involved in the business of oil and gas exploration and production. Oil and gas purchasers which represented more than 10% of oil and gas revenues were Lagoven, S.A. (93% and 79%) for the years ended December 31, 1996 and 1995, respectively, and Lagoven, S.A. (67%) and Texon Corporation (10%) for the year ended December 31, 1994.

NOTE 15 - OIL AND GAS ACTIVITIES

Total costs incurred in oil and gas acquisition, exploration and development activities were:

                                                                                                UNITED STATES
                                                                                                     AND
                                             VENEZUELA         RUSSIA            CHINA              OTHER               TOTAL
                                             ---------         ------            -----              -----               -----
YEAR ENDED DECEMBER 31, 1996
     Property acquisition costs                                                   $15,105,597        $1,139,494       $ 16,245,091
     Development costs                      $ 82,196,624     $   6,047,234                            1,498,460         89,742,318
     Exploration costs                         1,392,907                              279,446           714,759          2,387,112
                                            ------------     -------------        -----------        ----------       ------------
                                            $ 83,589,531     $   6,047,234        $15,385,043        $3,352,713       $108,374,521
                                            ============     =============        ===========        ==========       ============

YEAR ENDED DECEMBER 31, 1995
     Property acquisition costs                                                                      $  435,575       $    435,575
     Development costs                      $ 54,533,329     $  12,373,856                            5,463,239         72,370,424
     Exploration costs                           112,054                                                593,367            705,421
                                            ------------     -------------                           ----------       ------------
                                            $ 54,645,383     $  12,373,856                           $6,492,181       $ 73,511,420
                                            ============     =============                           ==========       ============

YEAR ENDED DECEMBER 31, 1994
     Property acquisition costs             $ 13,446,757                                             $  875,129       $ 14,321,886
     Development costs                        24,676,748     $   8,654,730                            2,993,728         36,325,206
     Exploration costs                           265,856                                              2,542,935          2,808,791
                                            ------------     -------------                           ----------       ------------
                                            $ 38,389,361     $   8,654,730                           $6,411,792       $ 53,455,883
                                            ============     =============                           ==========       ============


The Company's aggregate amount of capitalized costs related to oil and gas producing activities consists of the following at December 31:


                                                                                                    UNITED STATES
                                                                                                         AND
                                                      VENEZUELA         RUSSIA         CHINA            OTHER        TOTAL
                                                      ---------         ------         -----            -----        -----
   DECEMBER 31, 1996
      Proved property costs                           $182,566,405   $ 45,522,896                                   $228,089,301
      Costs excluded from amortization                   8,935,183        809,204    $15,385,043     $   857,551      25,986,981
      Oilfield inventories                               5,545,499                                                     5,545,499
      Less accumulated depletion                       (46,143,370)    (5,197,150)                                   (51,340,520)
                                                      ------------   ------------    -----------     -----------    ------------
                                                      $150,903,717   $ 41,134,950    $15,385,043     $   857,551    $208,281,261
                                                      ============   ============    ===========     ===========    ============

   DECEMBER 31, 1995
      Proved property costs                           $ 93,910,671   $ 37,070,018                                   $130,980,689
      Costs excluded from amortization                  14,001,386      3,214,849                    $    709,136     17,925,371
      Properties held for sale (net of accumulated
          depletion of $8,344,830)                                                                     22,885,176     22,885,176
      Oilfield inventories                               5,306,735                                         12,579      5,319,314
      Less accumulated depletion                       (16,620,070)    (2,449,846)                                   (19,069,916)
                                                      ------------   ------------                    ------------   ------------
                                                      $ 96,598,722   $ 37,835,021                    $ 23,606,891   $158,040,634
                                                      ============   ============                    ============   ============

   DECEMBER 31, 1994
      Proved property costs                           $ 46,523,663   $ 25,482,193                    $ 27,508,414   $ 99,514,270
      Costs excluded from amortization                   6,743,012      2,428,818                       7,523,454     16,695,284
      Oilfield inventories                               1,228,225                                         16,385      1,244,610
      Less accumulated depletion                        (5,227,293)      (937,025)                    (13,278,505)   (19,442,823)
                                                      ------------   ------------                    ------------   ------------
                                                      $ 49,267,607   $ 26,973,986                    $ 21,769,748   $ 98,011,341
                                                      ============   ============                    ============   ============

The Company regularly evaluates its unproved properties to determine whether impairment has occurred. The Company has excluded from amortization its interest in unproved properties, the cost of uncompleted exploratory activities, and portions of major development costs. The principal portion of such costs are expected to be included in amortizable costs during the next two years.

Excluded costs at December 31, 1996 consisted of the following by year incurred:


                                         TOTAL               1996                1995               1994      PRIOR TO 1994
                                      -----------         -----------         ----------          --------    -------------
Property acquisition costs            $15,136,098         $15,136,098
Development costs                       7,395,209                             $7,345,220         $  49,989
Exploration costs                       3,455,674           2,038,568            466,474           328,763       $621,869
                                      -----------         -----------         ----------          --------       --------
                                      $25,986,981         $17,174,666         $7,811,694          $378,752       $621,869
                                      ===========         ===========         ==========          ========       ========


Results of operations for oil and gas producing activities were:


                                                             VENEZUELA        RUSSIA          UNITED STATES        TOTAL
                                                             ---------        ------          -------------        -----
YEAR ENDED DECEMBER 31, 1996
     Oil and gas revenues                                   $136,839,863      $ 9,047,352        $4,675,484      $150,562,699
     Expenses:
        Lease operating costs and production taxes            17,669,377        6,263,034           585,152        24,517,563
        Depletion                                             29,523,300        2,747,304         1,704,940        33,975,544
                                                           -------------     ------------      ------------      ------------
          Total expenses                                      47,192,677        9,010,338         2,290,392        58,493,592
     Results of operations from oil and gas                -------------     ------------      ------------      ------------
         producing activities                               $ 89,647,186      $    37,014        $2,385,392      $ 92,069,592
                                                           =============    =============      ============     =============

YEAR ENDED DECEMBER 31, 1995
     Oil and gas revenues                                   $ 49,173,832      $ 6,016,297        $7,682,768      $ 62,872,897
     Expenses:
        Lease operating costs and production taxes             6,482,775        2,763,860         1,456,162        10,702,797
        Depletion                                             11,392,777        1,512,821         4,187,440        17,093,038
                                                            ------------     ------------       -----------      ------------
          Total expenses                                      17,875,552        4,276,681         5,643,602        27,795,835
      Results of operations from oil and gas                ------------     ------------       -----------      ------------
          producing activities                              $ 31,298,280      $ 1,739,616        $2,039,166      $ 35,077,062
                                                            ============      ===========       ===========      ============

YEAR ENDED DECEMBER 31, 1994
     Oil and gas revenues                                   $ 21,472,015      $ 3,512,940        $7,286,723      $ 32,271,678
     Expenses:
        Lease operating costs and production taxes             3,807,434        2,832,621         2,891,209         9,531,264
        Depletion                                              4,998,213          837,818         4,247,303        10,083,334
                                                            ------------     ------------      ------------      ------------
          Total expenses                                       8,805,647        3,670,439         7,138,512        19,614,598
     Results of operations from oil and gas                 ------------     ------------      ------------      ------------
        producing activities                                $ 12,666,368      $ (157,499)        $  148,211      $ 12,657,080
                                                            ============    =============      ============      ============

Results of operations for oil and gas producing activities in Russia for 1995 reflect the nine months ended September 30, 1995 (see Note 1). Oil and gas revenues and expenses in Russia for the quarter ended December 31, 1995 of $2.4 million and $2.0 million, respectively, have been included in the Company's consolidated results of operations for 1996.

In May 1994, the Company entered into a commodity hedge agreement designed to reduce a portion of the Company's risk from oil price movements through December 31, 1996. Pursuant to the hedge agreement, the Company received $16.82 per Bbl and paid the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil. Such terms applied to production of 1,000 Bbl of oil per day for 1994, 1,250 Bbl of oil per day in 1995 and 1,500 Bbl of oil per day for 1996. During the years ended December 31, 1996, 1995 and 1994, respectively, the Company incurred losses of $2,859,278, $716,203 and $328,868, respectively, under the hedge agreement which reduced oil and gas sales.

QUANTITIES OF OIL AND GAS RESERVES (UNAUDITED)

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and Lagoven, S.A., under which all mineral rights are owned by the government of Venezuela. Sales of reserves in place in 1994 and 1995 include reserves related to the United States properties sold in March 1995 and in April 1996 (see Note 2), respectively.

The evaluations of the oil and gas reserves as of December 31, 1996, 1995, 1994 and 1993 were audited by Huddleston & Co., Inc., independent petroleum engineers.

                                                                                           MINORITY
                                                                   UNITED                  INTEREST
                                          VENEZUELA    RUSSIA      STATES       TOTAL     IN VENEZUELA   NET TOTAL
                                          ------------------------------------------------------------------------
PROVED RESERVES - CRUDE OIL, CONDENSATE,
AND GAS LIQUIDS (MBBLS)
    YEAR ENDED DECEMBER 31, 1996
    Proved reserves beginning of the year     73,593   22,618                  96,211          (14,718)    81,493
      Revisions of previous estimates        (10,951)     712                 (10,239)           2,190     (8,049)
      Extensions, discoveries and
      improved recovery                       36,082      979                  37,061           (7,216)    29,845
      Production                             (12,648)    (765)                (13,413)           2,529    (10,884)
                                             -------   ------                 -------          -------    --------
   Proved reserves end of year                86,076   23,544                 109,620          (17,215)    92,405
                                             =======   ======                 =======          =======    ========
   YEAR ENDED DECEMBER 31, 1995
   Proved reserves beginning of the year      60,707   17,540         233      78,480          (12,141)    66,339
      Revisions of previous estimates        (12,877)                (107)    (12,984)           2,575    (10,409)
      Extensions, discoveries and
        improved recovery                     31,219    5,569          91      36,879           (6,243)    30,636
      Production                              (5,456)    (491)        (69)     (6,016)           1,091     (4,925)
      Sales of reserves in place                                     (148)       (148)                       (148)
                                             -------   ------     -------     -------          -------    --------
   Proved reserves end of year                73,593   22,618           0      96,211          (14,718)    81,493
                                             =======   ======     =======     =======          =======    ========
   YEAR ENDED DECEMBER 31, 1994
   Proved reserves beginning of the year      19,389   10,121      10,258      39,768                      39,768
      Revisions of previous estimates         (2,583)    (201)      1,819        (965)             517       (448)
      Purchases of reserves in place          19,389                           19,389           (7,756)    11,633
      Extensions, discoveries and
        improved recovery                     27,032    7,914         152      35,098           (5,406)    29,692
      Production                              (2,520)    (294)       (226)     (3,040)             504     (2,536)
      Sales of reserves in place                                  (11,770)    (11,770)                    (11,770)
                                             -------   ------     -------     -------          -------    --------
   Proved reserves end of year                60,707   17,540         233      78,480          (12,141)     66,339
                                             =======   ======     =======     =======          =======    ========
PROVED DEVELOPED RESERVES AT:
   December 31, 1996                          47,805    3,417           0      51,222           (9,561)    41,661
   December 31, 1995                          30,032    3,475           0      33,507           (6,006)    27,501
   December 31, 1994                          12,580    2,772         155      15,507           (2,516)    12,991
   January 1, 1994                             3,999      400       8,153      12,552                      12,552

PROVED RESERVES - NATURAL GAS (MMCF)
   YEAR ENDED DECEMBER 31, 1996
   Proved reserves beginning of the year                                6           6                           6
      Production                                                       (1)         (1)                         (1)
      Sales of reserves in place                                       (5)         (5)                         (5)
                                                                  -------     -------                     -------
    Proved reserves end of year                                         0           0                           0
                                                                  =======     =======                     =======
   YEAR ENDED DECEMBER 31, 1995
   Proved reserves beginning of the year                           16,077      16,077                      16,077
      Revisions of previous estimates                              (5,395)     (5,395)                     (5,395)
      Extensions, discoveries and
        improved recovery                                          12,927      12,927                      12,927
      Production                                                   (3,785)     (3,785)                     (3,785)
      Sales of reserves in place                                  (19,818)    (19,818)                    (19,818)
                                                                  -------     -------                     -------
   Proved reserves end of year                                           6          6                           6
                                                                  =======     =======                     =======
   YEAR ENDED DECEMBER 31, 1994
    Proved reserves beginning of the year                          18,099      18,099                      18,099
      Revisions of previous estimates                              (1,120)     (1,120)                     (1,120)
      Extensions, discoveries and
        improved recovery                                           9,153       9,153                       9,153
      Production                                                   (2,062)     (2,062)                     (2,062)
      Sales of reserves in place                                   (7,993)     (7,993)                     (7,993)
                                                                  -------     -------                     -------
    Proved reserves end of year                                    16,077      16,077                      16,077
                                                                  =======     =======                     =======
PROVED DEVELOPED RESERVES AT:
    December 31, 1995                                                   6           6                           6
    December 31, 1994                                               8,385       8,385                       8,385
    January 1 , 1994                                                6,584       6,584                       6,584

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

GEOILBENT received a waiver from the export tariff assessed on all oil produced in and exported from Russia for 1995. The discounted value of the waiver net to the Company's interest as of December 31, 1994 was approximately $3 million. In July 1996, such oil export tariffs were terminated in conjunction with a loan agreement with the International Monetary Fund. Excise, pipeline and other taxes continue to be levied on all oil producers and certain exporters. The Russian regulatory environment continues to be volatile and the Company is unable to predict the impact of taxes, duties and other burdens for the future. For purposes of estimating future net cash flows at December 31, 1996, excise duties of approximately $0.74 per Bbl have been applied to all future production.

STANDARDIZED MEASURE

                                                                                                             MINORITY
                                                                                   UNITED                  INTEREST IN
                                                       VENEZUELA      RUSSIA       STATES        TOTAL      VENEZUELA    NET TOTAL
                                                       ---------------------------------------------------------------------------
                                                                                  (amounts in thousands)
DECEMBER 31, 1996
   Future cash inflow                                  $1,036,611     $291,951                $1,328,562     $(207,322)  $1,121,240
   Future production costs                               (347,498)     (94,279)                 (441,777)       69,500     (372,277)
   Other related future costs                             (65,454)     (45,723)                 (111,177)       13,091      (98,086)
                                                       ----------     --------                ----------     ---------   ----------
   Future net revenue before income taxes                 623,659      151,949                   775,608      (124,731)     650,877
   10% annual discount for estimated timing of cash
     flows                                               (176,805)     (61,244)                 (238,049)       35,361     (202,688)
                                                       ----------     --------                ----------     ---------   ----------
   Discounted future net cash flows before income taxes   446,854       90,705                   537,559       (89,370)     448,189
   Future income taxes, discounted at 10% per annum      (123,304)     (17,282)                 (140,586)       24,661     (115,925)
                                                       ----------     --------                ----------     ---------   ----------
   Standardized measure of discounted future net
     cash flows                                          $323,550      $73,423                  $396,973    $  (64,709)    $332,264
                                                       ==========     ========                ==========     =========   ==========

DECEMBER 31, 1995
   Future cash inflow                                    $652,110     $283,630   $       19    $ 935,759     $(130,422)   $ 805,337
   Future production costs                               (170,328)    (102,783)          (2)    (273,113)       34,066     (239,047)
   Other related future costs                             (76,368)     (36,686)           0     (113,054)        15,274     (97,780)
                                                       ----------     --------   ----------   ----------     ---------   ----------
   Future net revenue before income taxes                 405,414      144,161           17      549,592       (81,082)     468,510
   10% annual discount for estimated timing of cash
     flows                                               (118,498)     (58,800)          (1)    (177,299)        23,700    (153,599)
                                                       ----------     --------   ----------   ----------     ---------   ----------
   Discounted future net cash flows before income taxes   286,916       85,361           16      372,293       (57,382)     314,911
   Future income taxes, discounted at 10% per annum       (80,371)     (29,927)           0     (110,298)        16,074     (94,224)
                                                       ----------     --------   ----------   ----------     ---------   ----------
   Standardized measure of discounted future net
     cash flows                                          $206,545    $  55,434   $       16    $ 261,995   $   (41,308)   $ 220,687
                                                       ==========     ========   ==========   ==========     =========   ==========

DECEMBER 31,1994
   Future cash inflow                                    $528,214     $204,520      $32,091    $ 764,825     $(105,643)   $ 659,182
   Future production costs                                (64,950)     (98,767)      (3,760)    (167,477)       12,990     (154,487)
   Other related future costs                             (79,486)     (25,378)      (2,002)    (106,866)        15,897     (90,969)
                                                       ----------     --------   ----------   ----------     ---------   ----------
   Future net revenue before income taxes                 383,778       80,375       26,329      490,482       (76,756)     413,726
   10% annual discount for estimated timing of cash
     flows                                               (114,948)     (31,542)      (7,672)    (154,162)       22,990     (131,172)
                                                       ----------     --------   ----------   ----------     ---------   ----------
   Discounted future net cash flows before income taxes   268,830       48,833       18,657      336,320       (53,766)     282,554
   Future income taxes, discounted at 10% per annum       (96,127)     (16,435)        (371)    (112,933)        19,225     (93,708)
                                                       ----------     --------   ----------   ----------     ---------   ----------
   Standardized measure of discounted future net
     cash flows                                          $172,703    $  32,398      $18,286    $ 223,387    $  (34,541)   $ 188,846
                                                       ==========     ========   ==========   ==========     =========   ==========

                                                                   YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------
    CHANGES IN STANDARDIZED MEASURE                        1996              1995            1994
                                                           ----              ----            ----
                                                                        (amounts in thousands)
    Balance, January 1                                    $261,995         $223,387          $102,516
    Changes resulting from:
    Sales of oil and gas, net of related costs            (121,954)         (52,170)          (22,741)
    Revisions to estimates of proved reserves:
        Pricing                                            108,705           (6,990)           (6,243)
        Quantities                                         (56,315)         (63,802)           (4,150)
    Sales of reserves in place                                 (18)         (28,102)          (28,664)
    Extensions, discoveries and improved recovery,
        net of future costs                                183,968          170,037           169,860
    Purchases of reserves in place                                                             72,206
    Accretion of discount                                   37,230           33,632            13,142
    Change in income taxes                                 (30,288)           2,635           (84,036)
    Development costs incurred                              63,013           47,657            13,365
    Changes in timing and other                            (49,363)         (64,289)           (1,868)
                                                          --------         --------          --------
    Balance, December 31                                  $396,973         $261,995          $223,387
                                                          ========         ========          ========


NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

                                                                                 QUARTER ENDED
                                                           -------------------------------------------------------------
                                                           MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31 (a)
                                                           --------        -------       ------------    ---------------
                                                                (amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31, 1996
Revenues                                                    $32,939        $41,890            $40,901            $49,336
Expenses                                                     19,853         20,935             22,809             32,620
                                                            -------        -------            -------            -------
Income before incomes taxes and minority interest            13,086         20,955             18,092             16,716
Income taxes                                                  4,449          4,992              6,401              4,666
                                                            -------        -------            -------            -------
                                                              8,637         15,963             11,691             12,050

Minority interest                                             2,327          2,073              2,878              2,706
                                                            -------        -------            -------            -------
Income before extraordinary charge                            6,310         13,890              8,813              9,344
Extraordinary charge for early retirement of debt,
    net of tax benefit                                                      10,075
                                                            -------        -------            -------            -------
         Net income                                         $ 6,310        $ 3,815            $ 8,813            $ 9,344
                                                            =======        =======            =======            =======

Income per common share:
Primary:
    Income before extraordinary charge                      $  0.23        $  0.47              $0.29            $  0.30
    Extraordinary charge                                                     (0.34)
                                                            -------        -------            -------            -------
    Net income                                              $  0.23        $  0.13            $  0.29            $  0.30
                                                            =======        =======            =======            =======
     Fully diluted:
    Income before extraordinary charge                      $  0.22        $  0.46            $  0.29            $  0.30
    Extraordinary charge                                                     (0.33)
                                                            -------        -------            -------            -------
    Net income                                              $  0.22        $  0.13            $  0.29            $  0.30
                                                            =======        =======            =======            =======

YEAR ENDED DECEMBER 31, 1995
Revenues                                                    $12,661        $13,209            $18,290            $20,908
Expenses                                                      8,678         10,327             12,735             14,955
                                                            -------        -------            -------            -------
Income before incomes taxes and minority interest             3,983          2,882              5,555              5,953
Income taxes                                                  1,079            892              1,308              (801)
                                                            -------        -------            -------            -------
Income before minority interest                               2,904          1,990              4,247              6,754
Minority interest                                               863            880              1,343              2,218
                                                            -------        -------            -------            -------
     Net income                                             $ 2,041        $ 1,110            $ 2,904            $ 4,536
                                                            =======        =======            =======            =======

 Net income per common share:
      Primary                                               $  0.08        $  0.04            $  0.11            $  0.17
                                                            =======        =======            =======            =======
      Fully diluted                                         $  0.08        $  0.04            $  0.11            $  0.16
                                                            =======        =======            =======            =======


(a)      The quarter ended December 31, 1995 does not include revenues and expenses related to GEOILBENT (see Note 15).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 26th day of March, 1997.

                                              BENTON OIL AND GAS COMPANY
                                              --------------------------
                                              (Registrant)

Date:        March 26, 1997                   By:   /s/A.E. Benton
         ------------------------                ------------------------------
                                                    A.E. Benton
                                                    Chief Executive Officer and
                                                    Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 26th day of March, 1997, on behalf of the Registrant in the capacities indicated:

Signature                                                         Title
---------                                                         -----

/s/A. E. Benton                                                   Chairman, Chief Executive Officer and
---------------------------------------------                     Director
A. E. Benton
(Principal Executive Officer)



/s/Michael B. Wray                                                President, Chief Financial Officer and
---------------------------------------------                     Director
Michael B. Wray
(Principal Financial Officer)



/s/Chris C. Hickok                                                Vice President - Controller
---------------------------------------------
Chris C. Hickok
(Principal Accounting Officer)



/s/Bruce M. McIntyre                                              Director
---------------------------------------------
Bruce M. McIntyre



/s/Richard W. Fetzner                                             Director
---------------------------------------------
Richard W. Fetzner



/s/Garrett A. Garrettson                                          Director
---------------------------------------------
Garrett A. Garrettson

                                   EXHIBITS