Form 10-Q
period 1997-03-31
BENTON OIL & GAS CO
filed 1997-05-14
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

                   Quarterly Report Under Section 13 or 15(d)
      [X]           of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 1997 or

                Transition Report Pursuant to Section 13 or 15(d)
      [ ]           of the Securities Act of 1934 for the
                 Transition Period from            to
                                       ------------  -----------

                           Commission File No. 1-10762

                                ----------------

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


                                ----------------


               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                  -------   -------

                    At May 9, 1997, 29,013,136 shares of the
                   Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES

                                                                                                                          Page
                                                                                                                          ----
PART I.     FINANCIAL INFORMATION

            Item 1.            FINANCIAL STATEMENTS
                               Consolidated Balance Sheets at March 31, 1997
                                    and December 31, 1996 (Unaudited)......................................................3
                               Consolidated Statements of Income for the Three
                                    Months Ended March 31, 1997 and 1996 (Unaudited).......................................4
                               Consolidated Statements of Cash Flows for the Three
                                    Months Ended March 31, 1997 and 1996 (Unaudited).......................................5
                               Notes to Consolidated Financial Statements..................................................7

            Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS........................................................12

PART II.    OTHER INFORMATION

            Item 1.            LEGAL PROCEEDINGS..........................................................................17

            Item 2.            CHANGES IN SECURITIES......................................................................17

            Item 3.            DEFAULTS UPON SENIOR SECURITIES............................................................17

            Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................17

            Item 5.            OTHER INFORMATION..........................................................................17

            Item 6.            EXHIBITS AND REPORTS ON FORM 8-K...........................................................17

Signatures................................................................................................................18

PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                                     March 31,      December 31,
                                                                       1997             1996
                                                                     ---------       ---------
ASSETS
------
    CURRENT ASSETS:
         Cash and cash equivalents                                   $  41,450       $  32,432
         Restricted cash                                                 4,500           4,500
         Marketable securities                                          45,058          52,004
         Accounts receivable:
             Accrued oil and gas revenue                                53,044          50,137
             Joint interest and other                                    8,601           9,860
         Prepaid expenses and other                                      1,080           1,591
                                                                     ---------       ---------
                 TOTAL CURRENT ASSETS                                  153,733         150,524

    RESTRICTED CASH                                                     68,000          68,000

    OTHER ASSETS                                                         6,456           6,186

    PROPERTY AND EQUIPMENT:
         Oil and gas properties (full cost method - costs of
             $27,368 and $25,987 excluded from
             amortization in 1997 and 1996, respectively)              275,478         259,622
         Furniture and fixtures                                          4,341           4,283
                                                                     ---------       ---------
                                                                       279,819         263,905
         Accumulated depletion and depreciation                        (62,548)        (52,870)
                                                                     ---------       ---------
                                                                       217,271         211,035
                                                                     ---------       ---------
                                                                     $ 445,460       $ 435,745
                                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
    CURRENT LIABILITIES:
         Accounts payable:
             Revenue distribution                                    $     279       $     305
             Trade and other                                            30,885          42,952
         Accrued interest payable, payroll and related taxes             9,132           5,975
         Income taxes payable                                            4,911             889
         Short term borrowings                                           1,530             853
         Current portion of long term debt                                 917           1,133
                                                                     ---------       ---------
                 TOTAL CURRENT LIABILITIES                              47,654          52,107

    DEFERRED INCOME TAXES                                               16,928          16,679

    LONG TERM DEBT                                                     176,554         175,028

    MINORITY INTEREST                                                   19,753          17,032

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
         Preferred stock, par value $0.01 a share;
             authorized 5,000 shares; outstanding, none
         Common stock, par value $0.01 a share;
             authorized 40,000 shares; issued
             and outstanding 28,966 and 28,898 shares at
             March 31, 1997 and December 31, 1996, respectively            290             289
         Additional paid-in capital                                    141,691         140,648
         Retained earnings                                              42,590          33,962
                                                                     ---------       ---------
                 TOTAL STOCKHOLDERS' EQUITY                            184,571         174,899
                                                                     ---------       ---------
                                                                     $ 445,460       $ 435,745
                                                                     =========       =========

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data, unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1997          1996
                                                  -------------  -------------
REVENUES
     Oil and gas sales                               $ 43,476       $31,285
     Gain (loss) on exchange rates                         (6)        1,128
     Investment earnings and other                      2,829           526
                                                     --------       -------
                                                       46,299        32,939
                                                     --------       -------
EXPENSES
     Lease operating costs and production taxes         8,281         4,073
     Depletion, depreciation and amortization           9,711         7,733
     General and administrative                         5,489         3,647
     Interest                                           5,485         2,260
     Partnership exchange expenses                                    2,140
                                                     --------       -------
                                                       28,966        19,853
                                                     --------       -------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                             17,333        13,086
INCOME TAXES                                            5,984         4,449
                                                     --------       -------
INCOME BEFORE MINORITY INTEREST                        11,349         8,637
MINORITY INTEREST                                       2,721         2,327
                                                     --------       -------
NET INCOME                                           $  8,628       $ 6,310
                                                     ========       =======
NET INCOME PER COMMON SHARE:
     Primary                                         $   0.28       $  0.23
                                                     ========       =======
     Fully Diluted                                   $   0.28       $  0.22
                                                     ========       =======




See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In thousands, unaudited)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                       1997          1996
                                                                 -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $  8,628       $  6,310

Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depletion, depreciation and amortization                          9,711          7,733
     Amortization of financing costs                                     265            281
     Loss on disposition of assets                                         4
     Partnership exchange expenses                                                    2,140
     Minority interest in undistributed earnings of subsidiary         2,721          2,327
     Deferred income taxes                                               249
     Changes in operating assets and liabilities:
          Accounts receivable                                         (1,648)        (9,609)
          Prepaid expenses and other                                     511           (439)
          Accounts payable                                           (10,564)         2,420
          Accrued interest payable, payroll and related taxes          3,157            733
          Income taxes payable                                         4,022          3,880
                                                                    --------       --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES              17,056         15,776
                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                     1,317
     Additions of property and equipment                             (15,951)       (15,530)
     Increase in restricted cash                                      (1,000)        (1,000)
     Decrease in restricted cash                                       1,000
     Purchases of marketable securities                                 (645)
     Maturities of marketable securities                               7,591
     Distributions from limited partnerships                                            264
                                                                    --------       --------
          NET CASH USED IN INVESTING ACTIVITIES                       (9,005)       (14,949)
                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants              1,044          1,071
     Proceeds from short term borrowings                                              1,552
     Proceeds from issuance of notes payable                           1,190          1,692
     Payments on short term borrowings and notes payable                (732)        (3,562)
     Decrease (increase) in other assets                                (535)            44
                                                                    --------       --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                      967            797
                                                                    --------       --------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                    9,018          1,624

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      32,432          6,180
                                                                    --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 41,450       $  7,804
                                                                    ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest expense               $  1,621       $  1,727
                                                                    ========       ========
     Cash paid during the period for income taxes                   $  1,216       $    425
                                                                    ========       ========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 1997, certain trade payables of GEOILBENT were converted to long term debt. The Company's proportionate share of the converted payables is $1,528,777.

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

                        Three Months Ended March 31, 1997

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

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the three month periods ended March 31, 1997 and 1996. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. They may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, at March 31, 1997, consisted of $20.2 million in treasury securities or repurchase agreements thereof, $19.9 million in commercial paper and $5.0 in certificates of deposit and at December 31, 1996 consisted of $26.2 million in treasury securities or repurchase agreements thereof, $19.8 million in commercial paper and $6.0 million in bankers' acceptances.

EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants. Total weighted average common stock equivalent shares used to calculate earnings per common share were (in thousands):

                                             Three Months Ended March 31,
                                         1997                            1996
                                        ------                          ------
Primary shares                          31,065                          27,674
Fully diluted shares                    31,065                          28,748

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share" which will be effective for the Company beginning December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share of companies with complex capital structures. Had earnings per share been determined consistent with SFAS 128, basic and diluted earnings per share would have been:

                                                    Three Months Ended March 31,
                                             1997                                          1996
                             -------------------------------------         ------------------------------------
                                 Weighted                                       Weighted
                              Average Shares       Net Income Per            Average Shares       Net Income Per
                             (in thousands)            Share                  (in thousands)           Share
                             --------------        --------------            --------------        --------------

Basic                            28,962                 $0.30                  25,874                 $0.24
Diluted                          31,065                 $0.28                  28,194                 $0.22

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $429,894 and $452,937 for the three months ended March 31, 1997 and 1996, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Venezuela, Russia, China and other cost centers at March 31, 1997 were $9,955,904, $809,204, $15,520,124, and
$1,083,143, respectively. Excluded costs attributable to the Venezuela, Russia, China and other cost centers at December 31, 1996 were $8,935,183, $809,204, $15,385,043 and $857,851, respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the three months ended March 31, 1997, was $8,571,653 and $942,215 ($2.35 and $3.38 per equivalent barrel), respectively. Depletion expense attributable to the Venezuela, Russia and other cost centers for the three months ended March 31, 1996, was $5,475,593, $786,140 and $1,380,070 ($2.09, $3.52 and $6.47 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $188,115 and $90,537 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 2 - ACQUISITIONS AND SALES

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

In March 1997, the Company signed an agreement to acquire an interest in, and serve as operator for, three California state offshore oil and gas leases. As operator of the leases, the Company may drill one well during the fourth quarter of 1997, which would require an outlay of approximately $4 million consisting of its initial contribution to the project and share of the well's cost.

NOTE 3 - LONG TERM DEBT

Long term debt consists of the following (in thousands):

                                                                March 31,   December 31,
                                                                  1997          1996
                                                                --------      --------
Senior unsecured notes with interest at 11.625%
    See description below                                       $125,000      $125,000
Benton-Vinccler credit facility with interest at
    LIBOR plus 6%. Collateralized by a time deposit
    of the Company earning approximately LIBOR plus 5.75%
    See description below                                         50,000        50,000
Bank financing with interest at LIBOR plus
     7.5% to 8.0%. Secured by certain GEOILBENT
     oil export proceeds.  See description below.                    901         1,105
Other                                                              1,570            56
                                                                --------      --------
                                                                 177,471       176,161
Less current portion                                                 917         1,133
                                                                --------      --------
                                                                $176,554      $175,028
                                                                ========      ========

In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At March 31, 1997, the Company was in compliance with all covenants of the indenture.

In August 1996, Benton-Vinccler entered into a $50 million, 2-year credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company and bears interest at LIBOR plus 6%. The Company will receive interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

In December 1995, GEOILBENT signed a credit facility with IMB for $5 million, payable over 17 months with interest at LIBOR plus 8.0%. At March 31, 1997 and December 31, 1996, the Company's proportionate share of the outstanding balances was $0.9 million and $1.1 million, respectively. While the repayment of loans under earlier agreements was guaranteed by the Company, repayment under the current agreement is not.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In May 1996, the Company entered into an agreement with Morgan Guaranty which provides for an $18 million cash collateralized 5-year letter of credit to secure the Company's performance of the minimum exploration work program required in the Delta Centro Block in Venezuela.

In the normal course of its business, the Company may periodically become subject to actions threatened or brought by its investors or partners in connection with the operation or development of its properties or the sale of securities. Prior to 1992, the Company was engaged in the formation and operation of oil and gas limited partnership interests. In 1992, the Company ceased raising funds through such sales. Certain limited partners in limited partnerships sponsored by the Company have brought an action against the Company in connection with the Company's operation of the limited partnerships as managing general partner. The plaintiffs seek actual and punitive damages for alleged actions and omissions by the Company in operating the partnerships and alleged misrepresentations made by the Company in selling the limited partnership interests. In May 1995, the Company agreed to a binding arbitration proceeding with respect to such claims. In April 1997, the plaintiffs commenced discovery. The Company intends to vigorously defend this action and does not believe the claims raised are meritorious. However, new developments could alter this conclusion at any time. The Company will be forced to expend time and financial resources to defend or resolve any such matters. The Company is also subject to ordinary litigation that is incidental to its business. None of the above matters are expected to have a material adverse effect on the Company's financial statements.

NOTE 5 - TAXES ON INCOME

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

NOTE 6 - RUSSIA OPERATIONS

The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company). Funding of the loans will occur upon finalization of loan documentation and satisfaction of certain precedent conditions. The loans' proceeds will be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in Western Russia.

For the period January 1 through June 30, 1996, GEOILBENT was subject to the Russian export tariff. In July 1996, such oil export tariffs were terminated. Excise, pipeline and other taxes continue to be levied on all oil producers and certain exporters. The Russian regulatory environment continues to be volatile and the Company is unable to predict the impact of taxes, duties and other burdens for the future.


NOTE 7 - VENEZUELA OPERATIONS

On July 31, 1992, the Company and its partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., an affiliate of the national oil company, Petroleos de Venezuela, S.A ("PDVSA"). The operating service agreement covers the Uracoa, Bombal and Tucupita fields that comprise the South Monagas Unit ("Unit"). Under the terms of the operating service agreement, Benton-Vinccler, a corporation owned 80% by the Company and 20% by Vinccler, is a contractor for Lagoven and is responsible for overall operations of the Unit, including all necessary investments to reactivate and develop the fields comprising the Unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement (which amount is periodically adjusted to reflect changes in the average of certain world crude oil prices). The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration ("LL&E") and Norcen Energy Resources, LTD ("Norcen") were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing a 1,300 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million and requires that the Company, LL&E and Norcen each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, LL&E will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. Corporation Venezolana del Petroleo, S.A., an affiliate of PDVSA, has a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed and the Company posted an $18 million standby letter of credit, which is collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see Note 4).

NOTE 8 - CHINA OPERATIONS

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

NOTE 9 - RELATED PARTY TRANSACTIONS

During 1996 and 1997, the Company made loans to Mr. A.E. Benton, its Chief Executive Officer, and Mr. M.B. Wray, its President and Chief Financial Officer, each loan bearing interest at 6%. At December 31, 1996, the balances owed to the Company by Mr. Benton and Mr. Wray were $277,854 and $619,430, respectively. At March 31, 1997, the balances owed to the Company by Mr. Benton and Mr. Wray were $328,198 and $628,307, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and could cause actual results and plans for future periods to differ materially from those expressed or implied in any such forward-looking statements: fluctuations in oil and gas prices, changes in operating costs, overall economic conditions, political stability, acts of terrorism, currency and exchange risks, changes in existing or potential tariffs, duties or quotas, availability of additional exploration and development opportunities, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel.

GENERAL

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations and has reflected the 20% ownership interest of Vinccler as a minority interest. GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations reported in the first quarter of 1996 and 1997 for Russia reflect the three months ended December 31, 1995 and 1996, respectively. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest.

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

The following discussion of the Company's results of operations for the three months ended March 31, 1997 and 1996 and financial condition at March 31, 1997 and December 31, 1996 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:

                                                                                     Three Months Ended March 31,
                                                                                    ------------------------------
                                                                                    1997                      1996
                                                                                    ----                      ----
Lease Operating Costs and Production Taxes                                         19.0%                     13.0%
Depletion, Depreciation and Amortization                                            22.3                      24.7
General and Administrative                                                          12.6                      11.7
Interest                                                                            12.6                       7.2

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

The Company had revenues of $46.3 million for the three months ended March 31, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $8.3 million, depletion, depreciation and amortization expense of $9.7 million, general and administrative expense of $5.5 million, interest expense of $5.5 million, income tax expense of $6.0 million and a minority interest of $2.7 million. Net income for the period was $8.6 million or $0.28 per share (fully diluted).

By comparison, the Company had revenues of $32.9 million for the three months ended March 31, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $4.1 million, depletion, depreciation and amortization expense of $7.7 million, general and administrative expense of $3.7 million, interest expense of $2.3 million, partnership exchange expense of $2.1 million, income tax expense of $4.4 million and a minority interest of $2.3 million. Net income for the period was $6.3 million or $0.22 per share (fully diluted).

Revenues increased $13.4 million, or 41%, during the three months ended March 31, 1997 compared to the corresponding period of 1996 primarily due to increased oil sales in Venezuela. Sales quantities for the three months ended March 31, 1997 from Venezuela and Russia were 3,643,898 and 278,555 Bbl, respectively, compared to 2,623,444 and 223,397 Bbl, respectively, for the three months ended March 31, 1996. Prices for crude oil averaged $11.06 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $11.43 per Bbl from Russia for the three months ended March 31, 1997 compared to $9.63 per Bbl from Venezuela and $10.32 per Bbl from Russia for the corresponding period of 1996. Domestic sales quantities for the three months ended March 31, 1996 were 5,163 Bbl of crude oil and condensate and 1,249,128 Mcf of natural gas. Domestic prices for crude oil and natural gas averaged $19.94 per Bbl and $3.26 per Mcf during the three months ended March 31, 1996. Revenues for the three months ended March 31, 1996 were reduced by a loss of $0.4 million related to a commodity hedge agreement. Revenues for the three months ended March 31, 1997 were nominally affected by foreign exchange losses compared to a gain of $1.1 million during the corresponding period of 1996.

Lease operating costs and production taxes increased $4.2 million, or 102%, during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily due to the growth of the Company's Venezuelan operations and penalties related to late payments of various taxes in Russia by GEOILBENT. The increase in lease operating costs and production taxes was partially offset, however, by the sale of substantially all of the Company's domestic properties in April 1996. Depletion, depreciation and amortization increased $2.0 million, or 26%, during the three months ended March 31, 1997 compared to the corresponding period of 1996 primarily due to the increased oil production in Venezuela, but decreased slightly as a percentage of oil and gas sales. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the three months ended March 31, 1997 was $2.35 and $3.38, respectively, compared to $2.09, $3.52 and $6.47 from Venezuela, Russia and the United States, respectively, during the corresponding period of the previous year. General and administrative expenses increased $1.8 million, or 49%, during the three months ended March 31, 1997 compared to the corresponding period of 1996 primarily due to the implementation of certain consulting and related arrangements among Benton-Vinccler, the Company and Vinccler, Venezuelan municipal taxes (which are a function of growing oil revenues) and the Company's increased corporate activity associated with the growth of the Company's business. Interest expense increased $3.2 million, or 139%, during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily due to the issuance of $125 million in 11.625% senior unsecured notes in May 1996. The Company incurred partnership exchange expenses of $2.1 million during the three months ended March 31, 1996 as a result of the completion of an exchange offer resulting in the liquidation of three limited partnerships. Income tax expense increased $1.6 million, or 36%, during the three months ended March 31, 1997 compared to the corresponding period of 1996 due primarily to increased profitability in Venezuela. The net income attributable to the minority interest increased $0.4 million, or 17%, for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela.

INTERNATIONAL OPERATIONS

As a private contractor, Benton-Vinccler is subject to a statutory income tax rate of 34%. However, Benton-Vinccler reported significantly lower effective tax rates for 1996 due to significant non-cash tax deductible expenses resulting from devaluations in Venezuela when Benton-Vinccler had net monetary liabilities in U.S. dollars. The Company cannot predict the timing or impact of future devaluations in Venezuela.

A 3-D seismic survey is being conducted over the southwestern portion of the Delta Centro Block in Venezuela with an expected total cost to the Company during 1997 of approximately $6-7 million. Following the initial interpretation of the seismic data, an exploration well is expected to be drilled during 1998 at a cost to the Company of approximately $4 million. Subsequent seismic and drilling programs will be based on the results of the 1997-1998 activity. The Company's operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.67% and income taxes of 66.67%.

GEOILBENT is subject to a statutory income tax rate of 35%. GEOILBENT has also been subject to various other tax burdens, including an oil export tariff which was terminated effective July 1, 1996. Excise, pipeline and other taxes continue to be levied on all oil producers and certain exporters. The Russian regulatory environment continues to be volatile and the Company is unable to predict the impact of taxes, duties and other burdens for the future.

In December 1996, the Company acquired Crestone Energy Corporation, a privately held company headquartered in Denver, Colorado. Crestone's principal asset is a petroleum contract with China National Offshore Oil Company for an area known as Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco, a unit of DuPont Corporation. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. The Company, through Crestone, has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. The Company has recorded no reserves attributable to this petroleum contract.

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

During the three months ended March 31, 1997, the Company did not recognize significant foreign exchange gains or losses. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities for the three months ended March 31, 1997 and 1996 are summarized in the following table and discussed in further detail below (in thousands):

                                                         Three Months Ended March 31,
                                                       --------------------------------
                                                         1997                     1996
                                                       --------                --------
Net cash provided by operating activities              $ 17,056                $ 15,776
Net cash used in investing activities                    (9,005)                (14,949)
Net cash provided by financing activities                   967                     797
                                                       --------                --------
Net increase in cash                                   $  9,018                $  1,624
                                                       ========                ========


At March 31, 1997, the Company had current assets of $153.7 million (including $4.5 million of cash restricted as collateral for a loan to GEOILBENT), and current liabilities of $47.6 million (including a $1.5 million loan collateralized by restricted cash), resulting in working capital of $106.1 million and a current ratio of 3.2:1. This compares to the Company's working capital of $98.4 million at December 31, 1996. The increase of $7.7 million was due primarily to increased oil sales in Venezuela.

CASH FLOW FROM OPERATING ACTIVITIES. During the three months ended March 31, 1997 and 1996, net cash provided by operating activities was approximately $17.1 million and $15.8 million, respectively. Cash flow from operating activities increased by $1.3 million during the three months ended March 31, 1997 over the corresponding period of the prior year due primarily to increased oil and gas production in Venezuela.

CASH FLOW FROM INVESTING ACTIVITIES. During the three months ended March 31, 1997 and 1996, the Company had drilling and production related capital expenditures of approximately $17.3 million and $17.4 million, respectively. Of the 1997 expenditures, $16.3 million was attributable to the development of the South Monagas Unit in Venezuela, $0.4 million related to the development of the North Gubkinskoye Field in Russia, $0.1 million related to a 3-D seismic survey in the Delta Centro Block in Venezuela and $0.5 million was attributable to other projects.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At March 31, 1997, the Company was in compliance with all covenants of the indenture. A portion of the proceeds from the notes was used to repay certain long term indebtedness and certain short term obligations, and the remainder has been or will be used for capital expenditure and working capital purposes.

The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company). Funding of the loans will occur upon finalization of loan documentation and satisfaction of certain precedent conditions. The loans' proceeds will be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in Western Russia.

The Company expects 1997 capital expenditures to be approximately $140 million, including $19 million in expenditures for Russia (net to the Company's interest), which is dependent on EBRD or other financing. Funding is expected to come from the issuance of debt or equity securities, cash flow from operations, sales of property interests, or project and trade financing sources. There can be no assurance that such financing will become available under terms and conditions acceptable to the Company, which may result in reduced capital expenditures in the Company's principal areas of operations.

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

                               BENTON OIL AND GAS COMPANY

Dated: May 13, 1997            By: /S/A. E. Benton
                                  ------------------------
                                   A. E. Benton,
                                   Chairman and Chief Executive Officer

Dated: May 13, 1997            By: /S/Michael B. Wray
                                  ------------------------
                                   Michael B. Wray
                                   President and Chief Financial Officer