Form 10-Q
period 1997-06-30
BENTON OIL & GAS CO
filed 1997-08-13
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

                        Quarterly Report Under Section 13 or 15(d)
   [X]                   of the Securities Exchange Act of 1934
                     For the Quarterly Period Ended June 30, 1997 or

                    Transition Report Pursuant to Section 13 or 15(d)
   [ ]                    of the Securities Act of 1934 for the
                    Transition Period from _____________ to ____________

                           COMMISSION FILE NO. 1-10762

                                -----------------

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

                                -----------------

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    ----      ----

                     At August 8, 1997, 29,077,009 shares of
                 the Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES

                                                                                                 Page
                                                                                                 ----
PART I.     FINANCIAL INFORMATION

            Item 1.            FINANCIAL STATEMENTS

                               Consolidated Balance Sheets at June 30, 1997
                                    and December 31, 1996 (Unaudited).............................3
                               Consolidated Statements of Income for the Three
                                    Months Ended June 30, 1997 and 1996 (Unaudited)...............4
                               Consolidated Statements of Income for the Six
                                    Months Ended June 30, 1997 and 1996 (Unaudited) ..............5
                               Consolidated Statements of Cash Flows for the Six
                                    Months Ended June 30, 1997 and 1996 (Unaudited)...............6
                               Notes to Consolidated Financial Statements.........................8

            Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS...............................14

PART II.    OTHER INFORMATION

            Item 1.            LEGAL PROCEEDINGS.................................................20

            Item 2.            CHANGES IN SECURITIES.............................................20

            Item 3.            DEFAULTS UPON SENIOR SECURITIES...................................20

            Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

            Item 5.            OTHER INFORMATION.................................................20

            Item 6.            EXHIBITS AND REPORTS ON FORM 8-K..................................20

Signatures.......................................................................................21

PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)
                                                                            June 30,     December 31,
                                                                              1997          1996
                                                                           ---------     ------------
ASSETS
------
    CURRENT ASSETS:
         Cash and cash equivalents                                         $  36,548       $  32,432
         Restricted cash                                                       6,600           4,500
         Marketable securities                                                55,427          52,004
         Accounts receivable:
             Accrued oil and gas revenue                                      38,105          50,137
             Joint interest and other                                          6,636           9,860
         Prepaid expenses and other                                            2,668           1,591
                                                                           ---------       ---------
                 TOTAL CURRENT ASSETS                                        145,984         150,524

    RESTRICTED CASH                                                           68,000          68,000

    OTHER ASSETS                                                               6,536           6,186

    PROPERTY AND EQUIPMENT:
         Oil and gas properties (full cost method - costs of
             $28,274 and $25,987 excluded from
             amortization in 1997 and 1996, respectively)                    306,640         259,622
         Furniture and fixtures                                                4,908           4,283
                                                                           ---------       ---------
                                                                             311,548         263,905
         Accumulated depletion and depreciation                              (72,877)        (52,870)
                                                                           ---------       ---------
                                                                             238,671         211,035
                                                                           ---------       ---------
                                                                           $ 459,191       $ 435,745
                                                                           =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
         Accounts payable - trade and other                                $  39,792       $  43,257
         Accrued interest payable, payroll and related taxes                   5,488           5,975
         Income taxes payable                                                  4,138             889
         Short term borrowings                                                 1,530             853
         Current portion of long term debt                                       493           1,133
                                                                           ---------       ---------
                 TOTAL CURRENT LIABILITIES                                    51,441          52,107

    DEFERRED INCOME TAXES                                                     21,021          16,679

    LONG TERM DEBT                                                           176,507         175,028

    MINORITY INTEREST                                                         21,392          17,032

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
         Preferred stock, par value $0.01 a share;
             authorized 5,000 shares; outstanding, none
         Common stock, par value $0.01 a share; authorized 40,000
             shares; issued 29,056 and 28,898 shares at June 30, 1997
             and December 31, 1996, respectively                                 291             289
         Additional paid-in capital                                          142,160         140,648
         Retained earnings                                                    47,078          33,962
         Treasury stock, at cost, 50 shares in 1997                             (699)           --
                                                                           ---------       ---------
                 TOTAL STOCKHOLDERS' EQUITY                                  188,830         174,899
                                                                           ---------       ---------
                                                                           $ 459,191       $ 435,745
                                                                           =========       =========

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data, unaudited)
                                                  THREE MONTHS ENDED JUNE 30,
                                                  --------------------------
                                                      1997           1996
                                                  ------------    ----------
REVENUES

     Oil and gas sales                               $37,000      $ 33,086

     Gain on sale of properties                         --           7,153

     Gain on exchange rates                              967           529

     Investment earnings and other                     3,010         1,122
                                                     -------      --------

                                                      40,977        41,890
                                                     -------      --------
EXPENSES

     Lease operating costs and production taxes        8,899         5,183

     Depletion, depreciation and amortization         10,329         7,067

     General and administrative                        5,404         5,304

     Interest                                          5,786         3,381
                                                     -------      --------

                                                      30,418        20,935
                                                     -------      --------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                            10,559        20,955

INCOME TAXES                                           4,432         4,993
                                                     -------      --------

INCOME BEFORE MINORITY INTEREST                        6,127        15,962

MINORITY INTEREST                                      1,639         2,072
                                                     -------      --------


                                                       4,488        13,890
INCOME BEFORE EXTRAORDINARY CHARGE

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF
DEBT, NET OF TAX BENEFIT OF $879                        --          10,075
                                                     -------      --------

NET INCOME                                           $ 4,488      $  3,815
                                                     =======      ========
INCOME (LOSS) PER COMMON SHARE:

Primary:

      Income before extraordinary charge             $  0.15      $   0.47

      Extraordinary charge                              --           (0.34)
                                                     -------      --------
          Net Income                                 $  0.15      $   0.13
                                                     =======      ========

Fully Diluted:

      Income before extraordinary charge             $  0.15      $   0.46

      Extraordinary charge                              --           (0.33)
                                                     -------      --------
          Net Income                                 $  0.15      $   0.13
                                                     =======      ========

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data, unaudited)

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                      1997         1996
                                                    --------     --------
REVENUES

     Oil and gas sales                               $80,476      $ 64,371

     Gain on sale of properties                         --           7,153

     Gain on exchange rates                              961         1,656

     Investment earnings and other                     5,839         1,648
                                                     -------      --------

                                                      87,276        74,828
                                                     -------      --------

EXPENSES

     Lease operating costs and production taxes       17,180         9,256

     Depletion, depreciation and amortization         20,040        14,800

     General and administrative                       10,893         8,951

     Interest                                         11,271         5,641

     Partnership exchange expenses                      --           2,139
                                                     -------      --------

                                                      59,384        40,787
                                                     -------      --------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                            27,892        34,041

INCOME TAXES                                          10,416         9,442
                                                     -------      --------

INCOME BEFORE MINORITY INTEREST                       17,476        24,599

MINORITY INTEREST                                      4,360         4,399
                                                     -------      --------


INCOME BEFORE EXTRAORDINARY CHARGE                    13,116        20,200

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF
DEBT, NET OF TAX BENEFIT OF $879                        --          10,075
                                                     -------      --------

NET INCOME                                           $13,116      $ 10,125
                                                     =======      ========



INCOME (LOSS) PER COMMON SHARE:

Primary:

      Income before extraordinary charge             $  0.43      $   0.70

      Extraordinary charge                              --           (0.35)
                                                     -------      --------

          Net Income                                 $  0.43      $   0.35
                                                     =======      ========

Fully Diluted:

      Income before extraordinary charge             $  0.43      $   0.67

      Extraordinary charge                              --           (0.33)
                                                     -------      --------

          Net Income                                 $  0.43      $   0.34
                                                     =======      ========



See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)
                                                                        Six Months Ended June 30,
                                                                        --------------------------
                                                                            1997           1996
                                                                        -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $ 13,116       $ 10,125

Adjustments to reconcile net income to net cash provided by operating activities:
     Depletion, depreciation and amortization                                20,040         14,800
     Amortization of financing costs                                            796            139
     (Gain) loss on disposition of assets                                         4         (6,928)
     Partnership exchange expenses                                             --            2,139
     Minority interest in undistributed earnings of subsidiary                4,360          4,399
     Extraordinary charge for early retirement of debt                         --           10,075
     Deferred income taxes                                                    4,342           --
     Changes in operating assets and liabilities:
          Accounts receivable                                                15,256        (10,629)
          Prepaid expenses and other                                         (1,077)          (472)
          Accounts payable                                                   (1,981)        (1,742)
          Accrued interest payable, payroll and related taxes                  (487)         3,607
          Income taxes payable                                                3,249          8,561
                                                                           --------       --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                     57,618         34,074
                                                                           --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                              --           34,727
     Additions of property and equipment                                    (47,680)       (36,276)
     Increase in restricted cash                                             (5,100)       (19,500)
     Decrease in restricted cash                                              3,000          1,500
     Purchase of marketable securities                                      (31,297)      (100,626)
     Maturities of marketable securities                                     27,874         20,717
     Distributions from limited partnerships                                   --              277
                                                                           --------       --------
          NET CASH USED IN INVESTING ACTIVITIES                             (53,203)       (99,181)
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                     1,514         11,811
     Proceeds from issuance of notes payable                                  1,191        129,603
     Payments on short term borrowings and notes payable                     (1,159)       (52,993)
     Prepayment premiums on debt retirement                                    --          (10,632)
     Increase in other assets                                                (1,146)        (5,077)
     Treasury stock                                                            (699)          --
                                                                           --------       --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (299)        72,712
                                                                           --------       --------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                           4,116          7,605

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             32,432          6,180
                                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 36,548       $ 13,785
                                                                           ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest expense                      $ 10,716       $  3,888
                                                                           ========       ========
     Cash paid during the period for income taxes                          $  2,207       $    646
                                                                           ========       ========

                                   (continued)

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 1997, certain trade payables of GEOILBENT were converted to long term debt. The Company's proportionate share of the converted payables is $1,484,457.

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

                   SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

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

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three and six month periods ended June 30, 1997 and 1996. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. They may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, at June 30, 1997, consisted of $26.0 million in treasury securities or repurchase agreements thereof, $25.4 million in commercial paper and $4.0 in certificates of deposit and at December 31, 1996, consisted of $26.2 million in treasury securities or repurchase agreements thereof, $19.8 million in commercial paper and $6.0 million in bankers' acceptances.

EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants. Total weighted average common and common equivalent shares used to calculate earnings per common share were (in thousands):

                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                 1997                  1996       1997               1996
                                ------                ------     ------             ------
Primary shares                  30,601                29,372     30,840             28,523
Fully diluted shares            30,601                30,315     30,840             30,097


In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share" which will be effective for the Company beginning December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Had earnings per share been determined consistent with SFAS 128, basic and diluted earnings per share would have been:

                                    THREE MONTHS ENDED JUNE 30,
                             1997                                      1996
              ----------------------------------        --------------------------------
                 WEIGHTED                                  Weighted
              AVERAGE SHARES      Net Income Per        Average Shares    Net Income Per
              (IN THOUSANDS)          Share              (in thousands)        Share
              --------------      --------------        ---------------   --------------
Basic             29,019              $0.15                  26,781            $0.14
Diluted           30,601              $0.15                  29,709            $0.13

                                        SIX MONTHS ENDED JUNE 30,
                             1997                                       1996
               -----------------------------------      --------------------------------
                  WEIGHTED                                 Weighted
               AVERAGE SHARES       Net Income Per      Average Shares    Net Income Per
               (IN THOUSANDS)            Share          (in thousands)         Share
              --------------        --------------      ---------------   --------------
Basic              28,991               $0.45               26,327            $0.38
Diluted            30,840               $0.43               28,952            $0.35

TREASURY STOCK

In June 1997, the Board of Directors instituted a treasury stock repurchase program under which the Company is authorized to purchase up to 1,500,000 shares of its common stock. The shares will be used for re-issuance in connection with the Company's employee stock option plan, treasury stock or for other corporate purposes to be determined in the future. During the period ended June 30, 1997, the Company repurchased 50,000 shares at an average price of $13.99 per share.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $869,185 and $528,893 for the six months ended June 30, 1997 and 1996, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Venezuela, Russia, China and other cost centers at June 30, 1997 were $10,063,899, $809,204, $15,632,066, and
$1,768,504, respectively. Excluded costs attributable to the Venezuela, Russia, China and other cost centers at December 31, 1996 were $8,935,183, $809,204, $15,385,043 and $857,851, respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the six months ended June 30, 1997, was $17,973,248 and $721,171 ($2.50 and $3.48 per equivalent barrel), respectively. Depletion expense attributable to the Venezuela, Russia and other cost centers for the six months ended June 30, 1996, was $11,643,621, $1,348,913 and $214,571
($2.07, $3.40 and $6.47 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $393,166 and $212,409 for the six months ended June 30, 1997 and 1996, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for the year ended December 31, 1998. Prior period financial statements provided for comparative purposes will be reclassified, as required. This statement has no effect on financial statements traditionally presented by the Company, but increases required disclosures.

In June 1997, the FASB issued Statement of Financial Accounting Standards 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 will be adopted by the Company for the year ended December 31, 1998.

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

In March 1997, the Company signed an agreement to acquire an interest in, and serve as operator for, three California state offshore oil and gas leases. As operator of the leases, the Company anticipates drilling one well during the fourth quarter of 1997, which would require an outlay of approximately $4 million consisting of its initial contribution to the project and its proportionate share of the well cost.

NOTE 3 - LONG TERM DEBT

Long term debt consists of the following (in thousands):

                                                                JUNE 30,    DECEMBER 31,
                                                                  1997          1996
                                                                --------    ------------
Senior unsecured notes with interest at 11.625%
    See description below                                       $125,000      $125,000
Benton-Vinccler credit facility with interest at
    LIBOR plus 6%.  Collateralized by a time deposit
    of the Company earning approximately LIBOR plus 5.75%
    See description below                                         50,000        50,000
Bank financing with interest at LIBOR plus
     7.5% to 8.0%. Secured by certain GEOILBENT
     oil export proceeds.  See description below                     481         1,105
Other                                                              1,519            56
                                                                --------      --------
                                                                 177,000       176,161
Less current portion                                                 493         1,133
                                                                --------      --------
                                                                $176,507      $175,028
                                                                ========      ========

In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At June 30, 1997, the Company was in compliance with all covenants of the indenture.

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

In December 1995, GEOILBENT signed a credit facility with International Moscow Bank ("IMB") for $5 million, payable over 17 months with interest at LIBOR plus 8.0%. At June 30, 1997 and December 31, 1996, the Company's proportionate share of the outstanding balances was $0.5 million and $1.1 million, respectively. While the repayment of loans under earlier agreements was guaranteed by the Company, repayment under the current agreement is not.

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

The Company has entered into a lease agreement for office space in Carpinteria, California commencing when the building has been completed. It is anticipated that the building will be ready for occupancy in late 1998. The Company will lease the entire building (50,000 square feet) for $72,500 per month, subject to adjustments for tenant improvements. The Company intends to sublet a portion of the building which would not be immediately needed for operations.

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

NOTE 6 - RUSSIA OPERATIONS

The European Bank for Reconstruction and Development ("EBRD") and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company). Funding of the loans will occur upon finalization of loan documentation and satisfaction of certain conditions precedent. The proceeds from the loans will be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in Western Russia.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

During 1996 and 1997, the Company made loans to Mr. A.E. Benton, its Chief Executive Officer, and Mr. M.B. Wray, its President and Chief Financial Officer, each loan bearing interest at 6%. At December 31, 1996, the balances owed to the Company by Mr. Benton and Mr. Wray were $277,854 and $619,430, respectively. At June 30, 1997, the balances owed to the Company by Mr. Benton and Mr. Wray were $776,073 and $638,187, respectively.

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

GENERAL

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations and has reflected the 20% ownership interest of Vinccler as a minority interest. GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations reported in the first six months of 1996 and 1997 for Russia reflect the six months ended March 31, 1996 and 1997, respectively. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest.

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

The following discussion of the Company's results of operations for the six months ended June 30, 1997 and 1996 and financial condition at June 30, 1997 and December 31, 1996 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I, Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The Company's results of operations for the three and six months ended June 30, 1997, reflected the growth of Benton Vinccler, C.A. in Venezuela. Oil sales revenues in Venezuela were higher in the first six months of 1997 compared to 1996 due to increases in oil production. However, during 1997 Benton-Vinccler realized a declining operating fee per barrel as a result of declining world crude oil prices. Benton-Vinccler also experienced increased operating expenses primarily in the areas of workovers, transportation and chemical costs, and increased capital requirements for production facilities. The increased costs resulted in increased per barrel lease operating and depletion expenses and represented a relatively higher percentage of oil sales revenues during the period than in the prior period. The Company's total general and administrative expense per barrel, however, was less in the second quarter of 1997 compared to 1996 and was unchanged in the first six months of 1997 compared to 1996.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:

                                                         THREE MONTHS ENDED JUNE 30,           Six Months Ended June 30,
                                                          1997                1996               1997               1996
                                                         ------              ------             ------             -----
Lease Operating Costs and Production Taxes                24.1%               15.7%              21.3%              14.4%
Depletion, Depreciation and Amortization                  27.9                21.4               24.9               23.0
General and Administrative                                14.6                16.0               13.5               13.9
Interest                                                  15.6                10.2               14.0                8.8

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

The Company had revenues of $41.0 million for the three months ended June 30, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $9.0 million, depletion, depreciation and amortization expense of $10.3 million, general and administrative expense of $5.4 million, interest expense of $5.8 million, income tax expense of $4.4 million and a minority interest of $1.6 million. Net income for the period was $4.5 million or $0.15 per share (fully diluted).

By comparison, the Company had revenues of $41.9 million for the three months ended June 30, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $5.2 million, depletion, depreciation and amortization expense of $7.1 million, general and administrative expense of $5.3 million, interest expense of $3.4 million, income tax expense of $5.0 million, minority interest of $2.1 million and an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million. Income before extraordinary charge for the period was $13.9 million or $0.46 per share (fully diluted). Net income was $3.8 million or $0.13 per share (fully diluted).

Revenues decreased $0.9 million, or 2%, during the three months ended June 30, 1997 compared to the corresponding period of 1996 primarily due to the gain on sale of substantially all of the Company's domestic properties in April 1996 and decreased crude oil prices in 1997 compared to 1996. The decrease was partially offset, however, by increased sales quantities in Venezuela. Sales quantities for the three months ended June 30, 1997 from Venezuela and Russia were 3,552,425 and 199,794 Bbl, respectively, compared to 3,011,155 and 173,461 Bbl, respectively, for the three months ended June 30, 1996. Prices for crude oil averaged $9.73 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $12.14 per Bbl from Russia for the three months ended June 30, 1997 compared to $10.32 per Bbl from Venezuela and $13.85 per Bbl from Russia for the corresponding period of 1996. Domestic sales quantities for the three months ended June 30, 1996 were 713 Bbl of crude oil and condensate and 194,706 Mcf of natural gas. Domestic prices for crude oil and natural gas averaged $21.94 per Bbl and $1.63 per Mcf during the three months ended June 30, 1996. Revenues for the three months ended June 30, 1996 were reduced by a loss of $0.7 million related to a commodity hedge agreement. Revenues for the three months ended June 30, 1997 were increased by a foreign exchange gain of $0.9 million compared to a gain of $0.5 million during the corresponding period of 1996.

Lease operating costs and production taxes increased $3.8 million, or 73%, during the three months ended June 30, 1997 compared to the three months ended June 30, 1996 primarily due to the growth of the Company's Venezuelan operations and higher workover, transportation and chemical costs in Venezuela. Depletion, depreciation and amortization increased $3.2 million, or 45%, during the three months ended June 30, 1997 compared to the corresponding period of 1996 primarily due to the increased oil production and increased capital requirements in Venezuela. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the three months ended June 30, 1997 was $2.65 and $3.61, respectively, compared to $2.05, $3.24 and $6.47 from Venezuela, Russia and the United States, respectively, during the corresponding period of the previous year. General and administrative expenses increased $0.1 million, or 2%, during the three months ended June 30, 1997 compared to the corresponding period of 1996 primarily due to Venezuelan municipal taxes (which are a function of growing oil revenues). Interest expense increased $2.4 million, or 71%, during the three months ended June 30, 1997 compared to the three months ended June 30, 1996 primarily due to the issuance of $125 million in 11.625% senior unsecured notes in May 1996. Income tax expense decreased $0.6 million, or 12%, during the three months ended June 30, 1997 compared to the corresponding period of 1996 due primarily to decreased taxable income in Venezuela. The net income attributable to the minority interest decreased $0.5 million, or 24%, for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 as a result of decreased net income from Benton-Vinccler's operations in Venezuela.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

The Company had revenues of $87.3 million for the six months ended June 30, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $17.2 million, depletion, depreciation and amortization expense of $20.0 million, general and administrative expense of $10.9 million, interest expense of $11.3 million, income tax expense of $10.4 million and a minority interest of $4.4 million. Net income for the period was $13.1 million or $0.43 per share (fully diluted).

By comparison, the Company had revenues of $74.8 million for the six months ended June 30, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $9.3 million, depletion, depreciation and amortization expense of $14.8 million, general and administrative expense of $9.0 million, interest expense of $5.6 million, partnership exchange expense of $2.1 million, income tax expense of $9.4 million, minority interest of $4.4 million and an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million. Income before extraordinary charge for the period was $20.2 million or $0.67 per share (fully diluted). Net income was $10.1 million or $0.34 per share (fully diluted).

Revenues increased $12.5 million, or 17%, during the six months ended June 30, 1997 compared to the corresponding period of 1996 primarily due to increased oil sales in Venezuela partially offset by the sale of substantially all of the Company's domestic properties in April 1996. Sales quantities for the six months ended June 30, 1997 from Venezuela and Russia were 7,196,323 and 478,349 Bbl, respectively, compared to 5,634,599 and 396,858 Bbl, respectively, for the six months ended June 30, 1996. Prices for crude oil averaged $10.40 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $11.73 per Bbl from Russia for the six months ended June 30, 1997 compared to $10.00 per Bbl from Venezuela and $11.87 per Bbl from Russia for the corresponding period of 1996. Domestic sales quantities for the six months ended June 30, 1996 were 5,876 Bbl of crude oil and condensate and 1,443,834 Mcf of natural gas. Domestic prices for crude oil and natural gas averaged $20.18 per Bbl and $2.92 per Mcf during the six months ended June 30, 1996. Revenues for the six months ended June 30, 1996 were reduced by a loss of $1.0 million related to a commodity hedge agreement. Revenues for the six months ended June 30, 1997 were increased by a foreign exchange gain of $0.9 million compared to a gain of $1.7 million during the corresponding period of 1996.

Lease operating costs and production taxes increased $7.9 million, or 85%, during the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily due to the growth of the Company's Venezuelan operations, higher workover, transportation and chemical costs in Venezuela and penalties related to late payments of various taxes in Russia by GEOILBENT. Depletion, depreciation and amortization increased $5.2 million, or 35%, during the six months ended June 30, 1997 compared to the corresponding period of 1996 primarily due to the increased oil production and increased capital costs in Venezuela. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the six months ended June 30, 1997 was $2.50 and $3.48, respectively, compared to $2.07, $3.40 and $6.47 from Venezuela, Russia and the United States, respectively, during the corresponding period of the previous year. General and administrative expenses increased $1.9 million, or 21%, during the six months ended June 30, 1997 compared to the corresponding period of 1996 primarily due to Venezuelan municipal taxes (which are a function of growing oil revenues) and the Company's increased corporate activity associated with the growth of the Company's business. Interest expense increased $5.7 million, or 102%, during the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily due to the issuance of $125 million in 11.625% senior unsecured notes in May 1996. The Company incurred partnership exchange expenses of $2.1 million during the six months ended June 30, 1996 as a result of the completion of an exchange offer resulting in the liquidation of three limited partnerships. Income tax expense increased $1.0 million, or 11%, during the six months ended June 30, 1997 compared to the corresponding period of 1996 due primarily to increased taxable income in Venezuela. The net income attributable to the minority interest for the six months ended June 30, 1997 was unchanged compared to the six months ended June 30, 1996. The Company recorded an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million during the six months ended June 30, 1996 as a result of prepayment premiums due upon the early repayment of senior notes.

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

A 3-D seismic survey is being conducted over the southwestern portion of the Delta Centro Block in Venezuela with an expected total cost to the Company during 1997 of approximately $7-8 million. Following the initial interpretation of the seismic data, an exploration well is expected to be drilled during 1998 at a cost to the Company of approximately $4 million. Subsequent seismic and drilling programs will be based on the results of the 1997-1998 activity. The Company's operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.67% and income taxes of 66.67%.

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

During the six months ended June 30, 1997, the Company realized net foreign exchange gains of $0.9 million. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities for the six months ended June 30, 1997 and 1996 are summarized in the following table and discussed in further detail below (in thousands):

                                                           SIX MONTHS ENDED JUNE 30,
                                                       --------------------------------
                                                         1997                     1996
                                                       --------                --------
Net cash provided by operating activities              $ 57,618                $ 34,074
Net cash used in investing activities                   (53,203)                (99,181)
Net cash provided by (used in) financing activities        (299)                 72,712
                                                       --------                --------
Net increase in cash                                   $  4,116                $  7,605
                                                       ========                ========


At June 30, 1997, the Company had current assets of $146.0 million (including $4.5 million of cash restricted as collateral for a loan to GEOILBENT), and current liabilities of $51.4 million (including a $1.5 million loan collateralized by restricted cash), resulting in working capital of $94.6 million and a current ratio of 2.8:1. This compares to the Company's working capital of $98.4 million at December 31, 1996. The decrease of $3.8 million was due primarily to the continuing development of the South Monagas Unit in Venezuela.

CASH FLOW FROM OPERATING ACTIVITIES. During the six months ended June 30, 1997 and 1996, net cash provided by operating activities was approximately $57.6 million and $34.1 million, respectively. Cash flow from operating activities increased by $23.5 million during the six months ended June 30, 1997 over the corresponding period of the prior year due primarily to increased oil and gas production in Venezuela.

CASH FLOW FROM INVESTING ACTIVITIES. During the six months ended June 30, 1997 and 1996, the Company had drilling and production related capital expenditures of approximately $46.8 million and $38.4 million, respectively. Of the 1997 expenditures, $43.8 million was attributable to the development of the South Monagas Unit in Venezuela, $0.8 million related to the development of the North Gubkinskoye Field in Russia, $0.7 million related to a 3-D seismic survey in the Delta Centro Block in Venezuela and $1.5 million was attributable to other projects.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At June 30, 1997, the Company was in compliance with all covenants of the indenture. A portion of the proceeds from the notes was used to repay certain long term indebtedness and certain short term obligations, and the remainder has been or will be used for capital expenditure and working capital purposes.

The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company). Funding of the loans will occur upon finalization of loan documentation and satisfaction of certain conditions precedent. The proceeds from the loans will be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in Western Russia.

The Company expects 1997 capital expenditures to be approximately $115 million, including $6 million in expenditures for Russia (net to the Company's interest), which is dependent on EBRD or other financing. Funding is expected to come from the issuance of debt or equity securities, cash flow from operations, sales of property interests, or project and trade financing sources. There can be no assurance that such financing will become available under terms and conditions acceptable to the Company, which may result in reduced capital expenditures in the Company's principal areas of operations.

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

ITEM 1.           LEGAL PROCEEDINGS
                   None.

ITEM 2.           CHANGES IN SECURITIES
                   None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                   None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   At the Annual Meeting of the Stockholders of the Company held on June 10, 1997, the following items were voted upon by the
                   Stockholders:

                   1.  Election of Directors:

                                                                               VOTES AGAINST/    ABSTENTIONS/
                                                        VOTES IN FAVOR            WITHHELD      BROKER NON-VOTES
                                                        --------------         --------------   ----------------
                       Alex E. Benton                     25,413,726               147,821            0
                       Bruce M. McIntrye                  25,499,507                62,040            0
                       Michael B. Wray                    25,508,426                53,121            0
                       Richard W. Fetzner                 25,497,126                64,421            0
                       Garrett A. Garrettson              25,501,826                59,721            0

                   2. To approve and ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 1997:

                                                                                                   ABSTENTIONS/
                                                        VOTES IN FAVOR          VOTES AGAINST    BROKER NON-VOTES
                                                        --------------         --------------    ---------------
                                                          25,492,217                 23,145             46,185

ITEM 5.           OTHER INFORMATION
                   None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                   (a)      Exhibits
                            11.1 Computation of per share earnings for the three months ended June 30, 1997 and 1996.

                            11.2 Computation of per share earnings for the six months ended June 30, 1997 and 1996.

                   (b)      Reports on Form 8-K.
                            None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BENTON OIL AND GAS COMPANY

Dated: August 12, 1997         By:   /S/A. E. Benton
                                     ----------------------------------
                                     A. E. Benton,
                                     Chairman and Chief Executive Officer

Dated: August 12, 1997         By:   /S/Michael B. Wray
                                     ----------------------------------
                                     Michael B. Wray
                                     President

Dated: August 12, 1997         By:   /S/Chris C. Hickok
                                     ----------------------------------
                                     Chris C. Hickok
                                     Chief Accounting Officer