Form 10-Q
period 1997-09-30
BENTON OIL & GAS CO
filed 1997-11-13
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                   Quarterly Report Under Section 13 or 15(d)
   [X]              of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1997 or

                Transition Report Pursuant to Section 13 or 15(d)
   [  ]              of the Securities Act of 1934 for the
                 Transition Period from __________ to __________

                           COMMISSION FILE NO. 1-10762

                                   ----------


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

                                   ----------

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

                    At November 10, 1997, 29,442,507 shares
                    of the Registrant's Common Stock were
                    outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES



                                                               Page
                                                               ----

PART I.   FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS
                       Consolidated Balance Sheets at September 30, 1997
                                and December 31, 1996 (Unaudited)..............................3
                       Consolidated Statements of Income for the Three
                                Months Ended September 30, 1997 and 1996 (Unaudited)...........4
                       Consolidated Statements of Income for the Nine
                                Months Ended September 30, 1997 and 1996 (Unaudited) ..........5
                       Consolidated Statements of Cash Flows for the Nine
                                Months Ended September 30, 1997 and 1996 (Unaudited)...........6
                       Notes to Consolidated Financial Statements..............................8

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.......................................15


PART II.  OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS 21

          Item 2.   CHANGES IN SECURITIES.....................................................21

          Item 3.   DEFAULTS UPON SENIOR SECURITIES...........................................21

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................21

          Item 5.   OTHER INFORMATION ........................................................21

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K..........................................21

Signatures....................................................................................22


PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)


                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                     1997                 1996
                                                                                   ---------           ---------
ASSETS
------

    CURRENT ASSETS:
         Cash and cash equivalents                                                 $  32,955           $  32,432
         Restricted cash                                                               4,548               4,500
         Marketable securities                                                        51,159              52,004
         Accounts receivable:
             Accrued oil and gas revenue                                              45,200              50,137
             Joint interest and other                                                  7,206               9,860
         Prepaid expenses and other                                                    1,807               1,591
                                                                                   ---------           ---------
                 TOTAL CURRENT ASSETS                                                142,875             150,524

    RESTRICTED CASH                                                                   69,516              68,000

    OTHER ASSETS                                                                       7,128               6,186

    PROPERTY AND EQUIPMENT:
         Oil and gas properties (full cost method - costs of
             $31,881 and $25,987 excluded from
             amortization in 1997 and 1996, respectively)                            338,754             259,622
         Furniture and fixtures                                                        5,310               4,283
                                                                                   ---------           ---------
                                                                                     344,064             263,905
         Accumulated depletion and depreciation                                      (85,487)            (52,870)
                                                                                   ---------           ---------
                                                                                     258,577             211,035
                                                                                   ---------           ---------
                                                                                   $ 478,096           $ 435,745
                                                                                   =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

    CURRENT LIABILITIES:
         Accounts payable - trade and other                                        $  47,052           $  43,257
         Accrued interest payable, payroll and related taxes                           9,401               5,975
         Income taxes payable                                                          6,896                 889
         Short term borrowings                                                         1,530                 853
         Current portion of long term debt                                                12               1,133
                                                                                   ---------           ---------
                 TOTAL CURRENT LIABILITIES                                            64,891              52,107

    DEFERRED INCOME TAXES                                                             21,303              16,679

    LONG TERM DEBT                                                                   176,489             175,028

    MINORITY INTEREST                                                                 22,617              17,032

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
         Preferred stock, par value $0.01 a share;
             authorized 5,000 shares; outstanding, none
         Common stock, par value $0.01 a share;
             authorized 40,000 shares; issued 29,170 and
             28,898 shares at September 30, 1997 and
             December 31, 1996, respectively                                             292                 289
         Additional paid-in capital                                                  143,256             140,648
         Retained earnings                                                            49,947              33,962
         Treasury stock, at cost, 50 shares in 1997                                     (699)               --
                                                                                   ---------           ---------
                 TOTAL STOCKHOLDERS' EQUITY                                          192,796             174,899
                                                                                   ---------           ---------
                                                                                   $ 478,096           $ 435,745
                                                                                   =========           =========

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data, unaudited)



                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------

                                                           1997            1996
                                                         -------          -------

REVENUES

     Oil and gas sales                                   $41,393          $38,046

     Gain on exchange rates                                  751              371

     Investment earnings and other                         3,044            2,484
                                                         -------          -------

                                                          45,188           40,901
                                                         -------          -------

EXPENSES

     Lease operating costs and production taxes           12,698            6,017

     Depletion, depreciation and amortization             12,622            8,011

     General and administrative                            5,833            3,646

     Interest                                              5,450            5,135
                                                         -------          -------

                                                          36,603           22,809
                                                         -------          -------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                                 8,585           18,092

INCOME TAXES                                               4,492            6,401
                                                         -------          -------

INCOME BEFORE MINORITY INTEREST                            4,093           11,691

MINORITY INTEREST                                          1,224            2,878
                                                         -------          -------



NET INCOME                                               $ 2,869          $ 8,813
                                                         =======          =======



INCOME PER COMMON SHARE:
                                                         $  0.09          $  0.29
                                                         =======          =======
Primary

Fully Diluted                                            $  0.09          $  0.29
                                                         =======          =======


See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data, unaudited)



                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                           1997               1996
                                                         --------          ---------

REVENUES
     Oil and gas sales                                   $121,869          $ 102,417
     Gain on sale of properties                                                7,153
     Gain on exchange rates                                 1,712              2,027
     Investment earnings and other                          8,883              4,132
                                                         --------          ---------
                                                          132,464            115,729
                                                         --------          ---------

EXPENSES
     Lease operating costs and production taxes            29,878             15,273
     Depletion, depreciation and amortization              32,662             22,810
     General and administrative                            16,726             12,597
     Interest                                              16,721             10,776
     Partnership exchange expenses                                             2,140
                                                         --------          ---------
                                                           95,987             63,596
                                                         --------          ---------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                                 36,477             52,133
INCOME TAXES                                               14,908             15,843
                                                         --------          ---------
INCOME BEFORE MINORITY INTEREST                            21,569             36,290
MINORITY INTEREST                                           5,584              7,277
                                                         --------          ---------

                                                           15,985             29,013
INCOME BEFORE EXTRAORDINARY CHARGE

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF
DEBT, NET OF TAX BENEFIT OF $879                                              10,075
                                                         --------          ---------

NET INCOME                                               $ 15,985          $  18,938
                                                         ========          =========

INCOME (LOSS) PER COMMON SHARE:
Primary:
      Income before extraordinary charge                 $   0.52          $    1.00
      Extraordinary charge                                    -                (0.35)
                                                         --------          ---------
           Net Income                                    $   0.52          $    0.65
                                                         ========          =========

Fully Diluted:
      Income before extraordinary charge                 $   0.51          $    0.96
      Extraordinary charge                                    -                (0.33)
                                                         --------          ---------
           Net Income                                    $   0.51          $    0.63
                                                         ========          =========


See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                 1997                1996
                                                                               ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $  15,985           $  18,938

Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depletion, depreciation and amortization                                     32,662              22,810
     Amortization of financing costs                                                 990                 397
     (Gain) loss on disposition of assets                                              4              (6,928)
     Partnership exchange expenses                                                                     2,140
     Minority interest in undistributed earnings of subsidiary                     5,585               7,277
     Extraordinary charge for early retirement of debt                                                10,075
     Deferred income taxes                                                         4,624                 -
     Changes in operating assets and liabilities:
          Accounts receivable                                                      7,591             (19,198)
          Prepaid expenses and other                                                (216)               (121)
          Accounts payable                                                         5,265               5,115
          Accrued interest and other liabilities                                   3,426               6,587
          Income taxes payable                                                     6,007              13,322
                                                                               ---------           ---------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                          81,923              60,414
                                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                                     34,638
     Additions of property and equipment                                         (80,205)            (59,275)
     Increase in restricted cash                                                  (7,664)            (68,000)
     Decrease in restricted cash                                                   6,100              19,250
     Purchase of marketable securities                                           (48,147)           (132,422)
     Maturities of marketable securities                                          48,992              58,292
     Distributions from limited partnerships                                                             277
                                                                               ---------           ---------
          NET CASH USED IN INVESTING ACTIVITIES                                  (80,924)           (147,240)
                                                                               ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                          2,611              13,440
     Proceeds from issuance of notes payable                                       1,190             180,024
     Payments on short term borrowings and notes payable                          (1,643)            (73,991)
     Prepayment premiums on debt retirement                                                          (10,632)
     Increase in other assets                                                     (1,935)             (5,548)
     Treasury stock                                                                 (699)                -
                                                                               ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (476)            103,293
                                                                               ---------           ---------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                                  523              16,467



CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  32,432               6,180
                                                                               ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  32,955           $  22,647
                                                                               =========           =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest expense                          $  11,818           $   4,340
                                                                               =========           =========
     Cash paid during the period for income taxes                              $   3,397           $   2,201
                                                                               =========           =========



                                   (continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 1997, certain trade payables of GEOILBENT were converted to long term debt. The Company's proportionate share of the converted payables is $1,470,079.

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

                NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)


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

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indenture for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, at September 30, 1997, consisted of $13.3 million in treasury securities and agreements to repurchase treasury securities, $29.9 million in commercial paper, $4.0 million in bankers' acceptances and $4.0 million in certificates of deposit and at December 31, 1996, consisted of $26.2 million in treasury securities and agreements to repurchase treasury securities, $19.8 million in commercial paper and $6.0 million in bankers' acceptances.

EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants. Total weighted average common and common equivalent shares used to calculate earnings per common share were (in thousands):



                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                             1997              1996              1997               1996
                                             ----              ----              ----               ----

                Primary shares              30,646            30,324             30,777             29,126
                Fully diluted shares        31,101            30,470             31,096             30,206

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


                                                            THREE MONTHS ENDED SEPTEMBER
                                                   1997                                     1996
                                   -----------------------------------     -------------------------------------
                                   WEIGHTED AVERAGE                         WEIGHTED AVERAGE
                                        SHARES          NET INCOME PER           SHARES          NET INCOME PER
                                    (IN THOUSANDS)          SHARE            (IN THOUSANDS)         SHARE
                                   ----------------     --------------      -----------------    ---------------
           Basic                        29,094               $0.10               27,559               $0.32
           Diluted                      30,646               $0.09               30,358               $0.29



                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                   1997                                     1996
                                   -----------------------------------     -------------------------------------
                                   WEIGHTED AVERAGE                         WEIGHTED AVERAGE
                                        SHARES          NET INCOME PER           SHARES          NET INCOME PER
                                    (IN THOUSANDS)          SHARE            (IN THOUSANDS)         SHARE
                                   ----------------     --------------      -----------------    ---------------


           Basic                        29,025               $0.55               26,741               $0.71
           Diluted                      30,777               $0.52               29,419               $0.64


TREASURY STOCK

In June 1997, the Board of Directors instituted a treasury stock repurchase program under which the Company is authorized to purchase up to 1,500,000 shares of its common stock. The shares will be used for re-issuance in connection with the Company's employee stock option plan, treasury stock or for other corporate purposes to be determined in the future. During the nine month period ended September 30, 1997, the Company repurchased 50,000 shares at an average price of $13.99 per share.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $1,322,524 and $1,095,021 for the nine months ended September 30, 1997 and 1996, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Venezuela, Russia, China, Jordan and other cost centers at September 30, 1997 were $11,217,650, $809,204, $16,182,295, $940,591, and $2,731,703, respectively. Excluded costs attributable to the Venezuela, Russia, China and other cost centers at December 31, 1996 were $8,935,183, $809,204, $15,385,043 and $857,851, respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the nine months ended September 30, 1997, was $29,674,340 and $2,354,940 ($2.63 and $3.53 per
equivalent barrel), respectively. Depletion expense attributable to the Venezuela, Russia and other cost centers for the nine months ended September 30, 1996, was $18,870,995, $1,915,984 and $1,659,859 ($2.09, $3.34 and $6.73 per
equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $621,669 and $362,209 for the nine months ended September 30, 1997 and 1996, respectively.

RECLASSIFICATIONS

Certain items in 1996 have been reclassified to conform to the 1997 financial statement presentation.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 will be adopted by the Company for the year ended December 31, 1998.

NOTE 2 - ACQUISITIONS AND SALES

In January 1996, the Company completed an exchange offer under which it issued an aggregate of 168,362 shares of common stock and warrants to purchase 587,783 shares of common stock at $11 per share in exchange for all outstanding limited partnership interests in the three remaining limited partnerships sponsored by the Company. The shares of common stock were valued at $1.9 million (based upon the current market price at the time of the offer), which was allocated to oil and gas properties. Substantially all of the oil and gas properties were immediately sold at their approximate book value. The warrants, issued as an inducement to the participants to accept the exchange offer, were valued at $3.64 per warrant (an aggregate of $2.1 million, which was charged to expense in 1996).

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

In August 1997, the Company acquired the rights to a production sharing agreement ("PSA") with Jordan's Natural Resources Authority to explore, develop and produce the Sirhan block in southeastern Jordan. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase which is expected to last approximately two years. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years.

NOTE 3 - LONG TERM DEBT

Long term debt consists of the following (in thousands):

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1997            1996
                                                       ------------    ----------
Senior unsecured notes with interest at 11.625%
    See description below                                 $125,000      $125,000
Benton-Vinccler credit facility with interest at
    LIBOR plus 6%. Collateralized by a time deposit
    of the Company earning approximately LIBOR plus
    5.75%.  See description below                           50,000        50,000
Bank financing with interest at LIBOR plus
     7.5% to 8.0%. Secured by certain GEOILBENT
    oil export proceeds.  See description below                            1,105
Other                                                        1,501            56
                                                          --------      --------
                                                           176,501       176,161
Less current portion                                            12         1,133
                                                          --------      --------
                                                          $176,489      $175,028
                                                          ========      ========

In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At September 30, 1997, the Company was in compliance with all covenants of the indenture.

In August 1996, Benton-Vinccler entered into a $50 million, long term credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company, bears interest at LIBOR plus 6% and matures in August 2000. The Company will receive interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

In December 1995, GEOILBENT signed a credit facility with International Moscow Bank ("IMB") for $5 million, payable over 17 months with interest at LIBOR plus 8.0%. As of September 30, 1997 the facility had been repaid and at December 31, 1996, the Company's proportionate share of the outstanding balance was $1.1 million.

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

The Company has entered into a lease agreement for office space currently under construction in Carpinteria, California. It is anticipated that the building will be ready for occupancy in late 1998. The Company will lease the entire building (50,000 square feet) for $72,500 per month, subject to adjustments for tenant improvements. The Company intends to sublet a portion of the building which would not be immediately needed for operations.


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


NOTE 6 - RUSSIA OPERATIONS

The European Bank for Reconstruction and Development ("EBRD") and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements ("GEOILBENT Credit Facility"). Initial funding of $10.2 million occurred in October 1997, upon satisfaction of certain conditions precedent. The proceeds from the loans will be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Additional borrowings will be based on achieving certain reserve and production milestones.

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

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration ("LL&E"), which was recently acquired by Burlington Resources Inc., and Norcen Energy Resources, LTD ("Norcen") were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing a 1,300 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million and requires that the Company, LL&E and Norcen each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, LL&E will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. Corporation Venezolana del Petroleo, S.A., an affiliate of PDVSA, has a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed and the Company posted an $18 million standby letter of credit, which is collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see Note 4). As of September 30, 1997, the Company's share of expenditures to date was $2.9 million.


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


NOTE 9 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to a PSA with Jordan's Natural Resources Authority to explore, develop and produce the Sirhan block in southeastern Jordan. The Sirhan block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which is expected to last approximately two years. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years.

NOTE 10 - RELATED PARTY TRANSACTIONS

During 1996 and 1997, the Company made loans to Mr. A.E. Benton, its Chief Executive Officer, Mr. M.B. Wray, its President, and Mr. J.M. Whipkey, its Chief Financial Officer, each loan bearing interest at 6%. At December 31, 1996, the balances owed to the Company by Mr. Benton and Mr. Wray were $277,854 and $619,430, respectively. At September 30, 1997, the balances owed to the Company by Mr. Benton, Mr. Wray and Mr. Whipkey were $974,388, $646,356 and $501,068, respectively.


NOTE 11 - SUBSEQUENT EVENTS

In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007. Interest on the notes is due May 1 and November 1 of each year, beginning May 1, 1998. The Company subsequently repurchased $10 million of the notes at their face value. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. The proceeds from the notes will be used for general corporate purposes, including the Company's ongoing exploration and development programs. Pending such use, the net proceeds will be invested in Cash Equivalents as defined in the indenture (see Note 1).

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company will acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China, subject to approval of such assignment by the Ministry of Foreign Trade and Economic Cooperation of China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell will be the operator of the project. The Company is required to pay to Shell 50% of Shell's costs to date, estimated to be approximately $4.0 million ($2.0 million to the Company) and to pay 100% of the costs for the phase one exploration period, with a maximum required expenditure of $8.0 million. If the first phase of the exploration period results in a commercial discovery and if the Company elects to continue to phase two, then the Company will pay 100% of the costs of the second phase of the exploration period, with a maximum required expenditure of $8.0 million. The Company and Shell will be responsible for the costs of the third exploration phase and the costs of development activities associated with any of the three phases in proportion to their interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words budget, budgeted, anticipate, expect, believes, goals or projects and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include the Company's substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for the Company's undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain key employees of the Company, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and gas wells, and the price for oil and natural gas, and other risks indicated in filings with the Securities and Exchange Commission. The following factors, among others, in some cases have affected and could cause actual results and plans for future periods to differ materially from those expressed or implied in any such forward-looking statements: fluctuations in oil and gas prices, changes in operating costs, overall economic conditions, political stability, acts of terrorism, currency and exchange risks, changes in existing or potential tariffs, duties or quotas, availability of additional exploration and development opportunities, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel.

GENERAL

 PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations and has reflected the 20% ownership interest of Vinccler as a minority interest. GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations reported in the first nine months of 1996 and 1997 for Russia reflect the nine months ended June 30, 1996 and 1997, respectively. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest.

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

The following discussion of the Company's results of operations for the nine months ended September 30, 1997 and 1996 and financial condition at September 30, 1997 and December 31, 1996 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The Company's results of operations for the three and nine months ended September 30, 1997, reflected the results for Benton Vinccler, C.A. in Venezuela. Oil sales revenues in Venezuela were higher in the first nine months of 1997 compared to 1996 due to increases in oil production. However, during 1997 Benton-Vinccler realized a declining operating fee per barrel as a result of declining world crude oil prices. Benton-Vinccler also experienced increased operating expenses primarily in the areas of workovers, transportation and chemical costs, and increased capital requirements for production facilities. The increased costs resulted in increased per barrel lease operating, general and administrative and depletion expenses and represented a higher percentage of oil sales revenues during the period than in the prior period.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:

                                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                           1997               1996               1997                1996
                                                          ------             -----               -----               -----
Lease Operating Costs and Production Taxes                30.7%               15.8%              24.5%               14.9%
Depletion, Depreciation and Amortization                  30.5                21.1               26.8                22.3
General and Administrative                                14.1                 9.6               13.7                12.3
Interest                                                  13.2                13.5               13.7                10.5


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company had revenues of $45.2 million for the three months ended September 30, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $12.7 million, depletion, depreciation and amortization expense of $12.6 million, general and administrative expense of $5.8 million, interest expense of $5.5 million, income tax expense of $4.5 million and minority interest of $1.2 million. Net income was $2.9 million or $0.09 per share (fully diluted).

By comparison, the Company had revenues of $40.9 million for the three months ended September 30, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $6.0 million, depletion, depreciation and amortization expense of $8.0 million, general and administrative expense of $3.7 million, interest expense of $5.1 million, income tax expense of $6.4 million and minority interest of $2.9 million. Net income was $8.8 million or $0.29 per share (fully diluted).

Revenues increased $4.3 million, or 10.5%, during the three months ended September 30, 1997 compared to the corresponding period of 1996 primarily due to increased oil sales in Venezuela. Sales quantities for the three months ended September 30, 1997 from Venezuela and Russia were 4,106,570 Bbl and 188,965 Bbl, respectively, compared to 3,375,384 Bbl and 176,089 Bbl, respectively, for the three months ended September 30, 1996. Prices for crude oil averaged $9.59 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $10.71 per Bbl from Russia for the three months ended September 30, 1997 compared to $10.84 per Bbl from Venezuela and $12.65 per Bbl from Russia for the corresponding period of 1996. Revenues for the three months ended September 30, 1996 were reduced by a loss of $0.8 million related to a commodity hedge. Investment earnings increased $0.5 million, or 20.0%, during the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to higher average cash and marketable securities balances. Revenues for the three months ended September 30, 1997 were increased by a foreign exchange gain of $0.8 million compared to $0.4 million gain during the corresponding period of 1996.

Lease operating costs and production taxes increased $6.7 million, or 111.7%, during the three months ended September 30, 1997 compared to the three months ended September 30, 1996 primarily due to continued growth of the Company's Venezuelan operations, as well as the continuing maturation of the Uracoa oil field resulting in higher water handling, gas handling, workover, transportation and chemical costs in Venezuela, partially offset by the elimination of the export tariff in Russia. Depletion, depreciation and amortization increased $4.6 million, or 57.5%, during the three months ended September 30, 1997 compared to the corresponding period of 1996 primarily due to the increased oil production and increased capital requirements in Venezuela. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the three months ended September 30, 1997 was $2.85 and $3.66, respectively, compared to $2.14 and $3.22, respectively, during the corresponding period of the previous year. General and administrative expenses increased $2.1 million, or 56.8%, during the three months ended September 30, 1997 compared to the corresponding period of 1996 primarily due to increased corporate activity associated with the growth of the Company's business and increased Venezuelan municipal taxes of $0.7 million (which are a function of growing oil revenues). Interest expense increased $0.4 million, or 7.8%, during the three months ended September 30, 1997 compared to the three months ended September 30, 1996 primarily due to minimally higher interest rates on certain borrowings. Income tax expense decreased $1.9 million, or 29.7%, during the three months ended September 30, 1997 compared to the corresponding period of 1996 due primarily to decreased taxable income in Venezuela. The net income attributable to the minority interest decreased $1.7 million, or 58.6%, for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 as a result of decreased net income from Benton-Vinccler's operations in Venezuela.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company had revenues of $132.5 million for the nine months ended September 30, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $29.9 million, depletion, depreciation and amortization expense of $32.7 million, general and administrative expense of $16.7 million, interest expense of $16.7 million, income tax expense of $14.9 million and a minority interest of $5.6 million. Net income for the period was $16.0 million or $0.51 per share (fully diluted).

By comparison, the Company had revenues of $115.7 million for the nine months ended September 30, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $15.3 million, depletion, depreciation and amortization expense of $22.8 million, general and administrative expense of $12.6 million, interest expense of $10.8 million, partnership exchange expense of $2.1 million, income tax expense of $15.8 million, minority interest of $7.3 million and an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million. Income before extraordinary charge for the period was $29.0 million or $0.96 per share (fully diluted). Net income was $18.9 million or $0.63 per share (fully diluted).

Revenues increased $16.8 million, or 14.5%, during the nine months ended September 30, 1997 compared to the corresponding period of 1996 primarily due to increased oil sales in Venezuela partially offset by the sale of substantially all of the Company's domestic properties in April 1996. Sales quantities for the nine months ended September 30, 1997 from Venezuela and Russia were 11,302,893 Bbl and 667,312 Bbl, respectively, compared to 9,009,983 Bbl and 572,947 Bbl, respectively, for the nine months ended September 30, 1996. Prices for crude oil averaged $10.11 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $11.44 per Bbl from Russia for the nine months ended September 30, 1997 compared to $10.31 per Bbl from Venezuela and $12.11 per Bbl from Russia for the corresponding period of 1996. Domestic sales quantities for the nine months ended September 30, 1996 were 5,876 Bbl of crude oil and condensate and 1,443,834 Mcf of natural gas. Domestic prices for crude oil and natural gas averaged $20.18 per Bbl and $2.92 per Mcf during the nine months ended September 30, 1996. Revenues for the nine months ended September 30, 1996 were reduced by a loss of $1.8 million related to a commodity hedge agreement. Investment earnings increased $4.8 million, or 117.1%, during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due to increased cash and marketable securities resulting primarily from the issuance of senior unsecured notes in May 1996 and sale of property interests in Louisiana. Revenues for the nine months ended September 30, 1997 were increased by a foreign exchange gain of $1.7 million compared to a gain of $2.0 million during the corresponding period of 1996.

Lease operating costs and production taxes increased $14.6 million, or 95.4%, during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 primarily due to continued growth of the Company's Venezuelan operations, as well as the continuing maturation of the Uracoa oil field resulting in higher water handling, gas handling, workover, transportation and chemical costs in Venezuela and penalties related to late payments of various taxes in Russia by GEOILBENT. Depletion, depreciation and amortization increased $9.9 million, or 43.4%, during the nine months ended September 30, 1997 compared to the corresponding period of 1996 primarily due to the increased oil production and increased capital costs in Venezuela. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the nine months ended September 30, 1997 was $2.63 and $3.53, respectively, compared to $2.09 and $3.34, respectively, during the corresponding period of the previous year. General and administrative expenses increased $4.1 million, or 32.5%, during the nine months ended September 30, 1997 compared to the corresponding period of 1996 primarily due to increased corporate activity associated with the growth of the Company's business and increased Venezuelan municipal taxes of $1.3 million (which are a function of growing oil revenues). Interest expense increased $5.9 million, or 54.6%, during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 primarily due to the issuance of $125 million in 11.625% senior unsecured notes in May 1996. The Company incurred partnership exchange expenses of $2.1 million during the nine months ended September 30, 1996 as a result of the completion of an exchange offer resulting in the liquidation of three limited partnerships. Income tax expense decreased $0.9 million, or 5.7%, during the nine months ended September 30, 1997 compared to the corresponding period of 1996 due primarily to decreased taxable income in Venezuela. The net income attributable to the minority interest decreased $1.7 million, or 23.3%, for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 as a result of decreased net income from Benton-Vinccler's operations in Venezuela. The Company recorded an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million during the nine months ended September 30, 1996 as a result of prepayment premiums due upon the early repayment of senior unsecured notes.


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

A 3-D seismic survey is being conducted over the southwestern portion of the Delta Centro Block in Venezuela with an expected total cost to the Company during 1997 and 1998 of approximately $8-9 million. Following the initial interpretation of the seismic data, an exploration well is expected to be drilled during 1998 at a cost to the Company of approximately $3-4 million. Subsequent seismic and drilling programs will be based on the results of the 1997-1998 activity. The Company's operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.67% and income taxes of 67.7%.

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

In August 1997, the Company acquired the rights to a PSA with Jordan's Natural Resources Authority to explore, develop and produce the Sirhan block in southeastern Jordan. The Sirhan block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which is expected to last approximately two years. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years.

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company will acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China, subject to approval of such assignment by the Ministry of Foreign Trade and Economic Cooperation of China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell will be the operator of the project. The Company is required to pay to Shell 50% of Shell's costs to date, estimated to be approximately $4.0 million ($2 million to the Company) and to pay 100% of the costs for the phase one exploration period, with a maximum required expenditure of $8.0 million. If the first phase of the exploration period results in a commercial discovery and if the Company elects to continue to phase two, then the Company will pay 100% of the costs of the second phase of the exploration period, with a maximum required expenditure of $8.0 million. The Company and Shell will be responsible for the costs of the third exploration phase and the costs of development activities associated with any of the three phases in proportion to their interests.

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

During the nine months ended September 30, 1997, the Company realized net foreign exchange gains of $1.7 million. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.


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

The net funds raised and/or used in each of the operating, investing and financing activities for the nine months ended September 30, 1997 and 1996 are summarized in the following table and discussed in further detail below:


                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                   1997               1996
                                                               ----------           ----------
Net cash provided by operating activities                        $ 81,923           $   60,414
Net cash used in investing activities                             (80,924)            (147,240)
Net cash provided by (used in) financing activities                  (476)             103,293
                                                               ----------           ----------
Net increase in cash                                           $      523          $    16,467
                                                               ==========          ===========

At September 30, 1997, the Company had current assets of $142.9 million (including $4.5 million of cash restricted as collateral for a loan to GEOILBENT) and current liabilities of $64.9 million (including a loan of $1.5 million collateralized by restricted cash), resulting in working capital of $78.0 million and a current ratio of 2.2:1. This compares to Company's working capital of $98.4 million at December 31, 1996. The decrease of $20.4 million was due primarily to the continuing development of the South Monagas Unit in Venezuela.

CASH FLOW FROM OPERATING ACTIVITIES. During the nine months ended September 30, 1997 and 1996, respectively, net cash provided by operating activities was approximately $81.9 million and $60.4 million, respectively. Cash flow from operating activities increased by $21.5 million during the nine months ended September 30, 1997 over the corresponding period of the prior year due primarily to increased oil sales in Venezuela.

CASH FLOW FROM INVESTING ACTIVITIES. During the nine months ended September 30, 1997 and 1996, the Company had drilling and production related capital expenditures of approximately $76.4 million and $62.2 million, respectively. Of the 1997 expenditures, $68.5 million was attributable to the development of the South Monagas Unit in Venezuela, $2.3 million related to the development of the North Gubkinskoye Field in Russia, $1.8 million related to a 3-D seismic survey in the Delta Centro Block in Venezuela, $0.9 million related to the development of the Sirhan Block in Jordan and $2.9 million was attributable to other projects.

The Company expects 1997 capital expenditures to be approximately $110.0 million, including $6.0 million in expenditures for Russia, net to the Company's interest (which will be funded solely from borrowings under the GEOILBENT Credit Facility, cash flow from operations or other financings). The Company expects 1998 capital expenditures of approximately $160.0 million, including $20.0 million in expenditures for Russia, net to the Company's interest (which will be funded from borrowings under the GEOILBENT Credit Facility, cash flow from operations or other financings). Funding for the currently anticipated 1998 capital expenditures is expected to come from working capital, cash flow from operations or sales of property interests.

The Company continues to evaluate and pursue domestic and international opportunities which fit within the Company's business strategy. The Company is currently evaluating certain development and/or acquisition opportunities, but it is not presently known whether, or on what terms, such evaluations will result in future agreements or acquisitions.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At September 30, 1997, the Company was in compliance with all covenants of the indenture. A portion of the proceeds from the notes was used to repay certain long term indebtedness and certain short term obligations, and the remainder has been or will be used for capital expenditure and working capital purposes.

In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007. Interest on the notes is due May 1 and November 1 of each year, beginning May 1, 1998. The Company subsequently repurchased $10 million of the notes at their par value. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. The proceeds from the notes will be used for general corporate purposes, including the Company's ongoing exploration and development programs. Pending such use, the net proceeds will be invested in Cash Equivalents as defined in the indenture (see Note 1).

The EBRD and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements. Initial funding of $10.2 million occurred in October 1997, upon satisfaction of certain conditions precedent. The proceeds from the loans will be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Additional borrowings will be based on achieving certain reserve and production milestones.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2   CHANGES IN SECURITIES
         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5   OTHER INFORMATION
         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
                   (a)  Exhibits
                        10.1 The indenture dated as of November 3, 1997 for
                             $115 million of 9 3/8% Senior Notes due 2007.
                        11.1 Computation of per share earnings for the three
                             months ended September 30, 1997 and 1996.
                        11.2 Computation of per share earnings for the nine
                             months ended September 30, 1997 and 1996.

                   (b)  Reports on Form 8-K.
                        On July 8, 1997, the Company filed a report on Form 8-K, under Item 5. "Other Events" regarding the repurchase of 50,000 shares of its Common Stock in the open market on June 25, 1997, at a purchase price of $13.94 per share.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BENTON OIL AND GAS COMPANY


Dated:   November 12, 1997             By:    /S/Michael B. Wray
                                              ------------------
                                              Michael B. Wray
                                              President



Dated:   November 12, 1997             By:    /S/James M. Whipkey
                                              -------------------
                                              James M. Whipkey
                                              Senior Vice President and Chief
                                              Financial Officer