Form 10-K405
period 1997-12-31
BENTON OIL & GAS CO
filed 1998-03-31
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
                     Annual Report Under Section 13 or 15(d)
    [X]              of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1997 or

                Transition Report Pursuant to Section 13 or 15(d)
    [ ]              of the Securities Act of 1934 for the
                    Transition Period from_______ to________

                          COMMISSION FILE NO.: 1-10762

                          ----------------------------

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:


TITLE OF EACH CLASS                                                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                                                    -----------------------------------------

Common Stock, $.01 Par Value                                                              NYSE
Common Stock Purchase Warrants, $11.00 exercise price                                     NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

On March 25, 1998, the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $340,968,947 based on a closing sales price on NYSE of $11.8125.

As of March 25, 1998, 29,521,396 shares of the Registrant's common stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items, 10, 11, 12, and 13 of Part III of this annual report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


                           BENTON OIL AND GAS COMPANY

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----

Part I
------
      Item 1.  Business.............................................................................3
      Item 2.  Properties..........................................................................20
      Item 3.  Legal Proceedings...................................................................20
      Item 4.  Submission of Matters to a Vote of Security Holders ................................21


Part II
-------

      Item 5.  Market for the Registrant's Common Equity
                            and Related Stockholder Matters........................................22
      Item 6.  Selected Consolidated Financial Data................................................23

      Item 7.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations....................................25
      Item 8.  Financial Statements and Supplementary Data.........................................30
      Item 9.  Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure ................................30

Part III
--------

      Item 10. Directors and Executive Officers of the Registrant .................................31
      Item 11. Executive Compensation..............................................................31
      Item 12. Security Ownership of Certain Beneficial
                            Owners and Management..................................................31
      Item 13. Certain Relationships and Related Transactions .....................................31


Part IV
-------

      Item 14. Exhibits, Financial Statement Schedules and
                            Reports on Form 8-K....................................................32

Financial Statements...............................................................................34

Signatures.........................................................................................59

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


ITEM 1.  BUSINESS

GENERAL

Benton Oil and Gas Company (the "Company") is an independent energy company which has been engaged in the development and production of oil and gas properties since 1989. The Company has developed significant interests in Venezuela and Russia, and has recently acquired certain interests in China, Jordan, Senegal and the United States. The Company's producing operations are conducted principally through its 80%-owned Venezuelan subsidiary, Benton-Vinccler, C.A. ("Benton-Vinccler"), which operates the South Monagas Unit in Venezuela, and its 34%-owned Russian joint venture, GEOILBENT, which operates the North Gubkinskoye Field in West Siberia, Russia. The Company has also recently expanded into projects which involve exploration components, in Venezuela through its participation in the Delta Centro exploration block, in Santa Barbara County, California through the acquisition of a participation interest in three state offshore oil and gas leases, and in China through a farmout agreement with Shell Exploration (China) Limited ("Shell").

As of December 31, 1997, the Company had total assets of $584.3 million, total estimated proved reserves of 120.8 MBOE, and a standardized measure of discounted future net cash flow, before income taxes, for total proved reserves of $441.7 million. For the year ended December 31, 1997, the Company had total revenues of $179.0 million.

The Company has been successful in increasing reserves, production, and revenues during the last four years. From year end 1993 through 1997, estimated proved reserves increased from 42,785 MBOE to 120,784 MBOE and net annual production increased from a total of 519 MBOE in 1993 to 16,275 MBOE in 1997. Earnings for the year ended December 31, 1997 were $18.0 million compared to earnings for the year ended December 31, 1996 of $28.3 million.

The Company was incorporated in Delaware in September 1988. Its principal executive offices are located at 1145 Eugenia Place, Suite 200, Carpinteria, California 93013, and its telephone number is (805) 566-5600.


BUSINESS STRATEGY

The Company's business strategy is to identify and exploit new oil and gas reserves primarily in under-developed areas while seeking to minimize the associated risk of such activities. Specifically, the Company endeavors to minimize risk by employing the following strategies in its business activities:
(i) seek new reserves primarily in areas of low geologic risk; (ii) use proven advanced technology in both exploration and development to maximize recovery, including the exploration of higher risk, higher potential areas; (iii) establish a local presence through joint venture partners and the use of local personnel; (iv) commit capital in a phased manner to limit total commitments at any one time; and (v) reduce foreign exchange risks through receipt of revenues in U.S. currency.

SEEK NEW RESERVES IN AREAS OF LOW GEOLOGIC RISK. The Company has had significant success in identifying under-developed reserves in the U.S. and internationally. In particular, the Company has notable experience and expertise in seeking and developing new reserves in countries where perceived potential political and operating difficulties have sometimes discouraged other energy companies from competing. As a result, the Company has established operations in Venezuela and Russia, which have significant reserves that have been acquired and are being developed at relatively low costs.

USE OF PROVEN ADVANCED TECHNOLOGY IN BOTH EXPLORATION AND DEVELOPMENT. The Company's use of 3-D seismic technology, in which a three dimensional image of the earth's subsurface is created through the computer interpretation of seismic data, combined with its experience in designing the seismic surveys and interpreting and analyzing the resulting data, allow for a more detailed understanding of the subsurface than do conventional surveys. Such technology contributes significantly to field appraisal, development and production. The 3-D seismic information, in conjunction with subsurface geologic data from previously drilled wells, is used by the Company's experienced in-house technical team to identify previously undetected reserves. The 3-D seismic information can also be used to guide drilling on a real-time basis, and has been especially helpful in the horizontal drilling done in Venezuela in order to take advantage of oil-trapping faults. The Company has recently acquired rights to establish operations in the United States, China, Jordan and Senegal and is seeking similar opportunities to explore higher risk, higher potential prospects in other regions and areas.

ESTABLISH A LOCAL PRESENCE THROUGH JOINT VENTURE PARTNERS AND THE USE OF LOCAL PERSONNEL. The Company has sought to establish a local presence where it does business to facilitate stronger relationships with the local governments and labor organizations through joint venture arrangements with local partners. Moreover, the Company employs almost exclusively local personnel to run foreign operations both to take advantage of local knowledge and experience and to minimize cost. These efforts have created an expertise within Company management in forming effective foreign partnerships and operating abroad. The Company believes that it has gained access to new development opportunities as a result of its reputation as a dependable partner.

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

REDUCE FOREIGN EXCHANGE RISKS. The Company seeks to reduce foreign currency exchange risks by providing for the receipt of revenues by the Company in U.S. dollars while most operating costs are incurred in local currency. Pursuant to the operating agreement between Benton-Vinccler and Lagoven, S. A., then one of three exploration and production affiliates of the national oil company Petroleos de Venezuela, S.A. ("PDVSA") which have subsequently all been combined into PDVSA Petroleo y Gas, S.A. ("P&G"), the operating fees earned by the Company are paid directly to the Company's bank account in the United States in U.S. dollars. GEOILBENT receives revenues from export sales in U.S. dollars paid to its account in Moscow. As the Company continues to expand internationally, it will seek to establish similar arrangements for new operations.

PRINCIPAL AREAS OF ACTIVITY

The following table summarizes the Company's proved reserves, drilling and production activity, and financial operating data by principal geographic area at and for each of the years ended December 31:

                                                               VENEZUELA (1)                      RUSSIA (2)
                                                    --------------------------------    --------------------------------
               (dollars in 000's)                     1997        1996        1995        1997        1996        1995
                                                    --------    --------    --------    --------    --------    --------
               RESERVE INFORMATION:
                Proved Reserves (MBOE)                94,671      86,076      73,593      26,113      23,544      22,618
                Discounted Future Net Cash
                     Flow Attributable to
                     Proved Reserves,
                     Before Income Taxes            $364,038    $446,854    $286,916    $ 77,696    $ 90,705    $ 85,361
                Standardized Measure of Future
                   Net Cash Flows                   $291,471    $323,550    $206,545    $ 63,433    $ 73,423    $ 55,434

               DRILLING AND PRODUCTION ACTIVITY:
                Gross Wells Drilled                       27          33          19           7           5          25
                Average Daily Production (BOE)        42,178      34,557      14,949       2,411       2,091       1,345

                                                           VENEZUELA (1)                      RUSSIA (2)
                                                --------------------------------    --------------------------------

               (dollars in 000's)                 1997        1996        1995        1997        1996        1995
                                                --------    --------    --------    --------    --------    --------
               FINANCIAL DATA:
                Oil and Gas Revenues            $154,119    $136,840    $ 49,174    $  9,925     $  9,047     $  6,016
                Expenses:
                   Lease Operating Costs and
                     Production Taxes             34,516      17,669       6,483       7,349        6,605        2,764
                   Depletion                      43,584      29,523      11,393       3,079        2,747        1,512
                                                --------    --------    --------    --------     --------     --------
                     Total Expenses               78,100      47,192      17,876      10,428        9,352        4,276
                                                --------    --------    --------    --------     --------     --------
               Results of Operations from
                   Oil and  Gas Producing
                   Activities                   $ 76,019    $ 89,648    $ 31,298    $   (503)    $   (305)    $  1,740
                                                ========    ========    ========    ========     ========     ========

(1)      Includes 100% of the reserve information, drilling and production activity and financial data, without deduction for minority interest. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and P&G under which all mineral rights are owned by the Government of Venezuela. See
         "--South Monagas Unit, Venezuela."

(2)      The financial information for Russia includes the Company's 34% share of the information for the nine months ended September 30, 1995 and the twelve months ended September 30, 1996 and 1997, the end of the fiscal period for GEOILBENT. See Note 18 to the Company's Consolidated Financial Statements.


SOUTH MONAGAS UNIT, VENEZUELA

GENERAL

In July 1992, the Company and Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), a Venezuelan construction and engineering company, signed a 20-year operating service agreement with P&G to reactivate and further develop the Uracoa, Tucupita and Bombal Fields, which are a part of the South Monagas Unit (the "Unit"). At that time, the Company was one of three foreign companies ultimately awarded an operating service agreement to reactivate existing fields by PDVSA, and was the first U.S. company since 1976 to be granted such an oil field development contract in Venezuela.

The oil and gas operations in the Unit are conducted by Benton-Vinccler, the Company's 80%-owned subsidiary. The remaining 20% of the outstanding capital stock of Benton-Vinccler is owned by Vinccler. The Company, through its majority ownership of stock in Benton-Vinccler, makes all operational and corporate decisions related to Benton-Vinccler, subject to certain super-majority provisions of Benton-Vinccler's charter documents related to mergers, consolidations, sales of substantially all of its corporate assets, change of business and similar major corporate events. Vinccler has an extensive operating history in Venezuela. It provided the Company with initial financial assistance and continues to provide ongoing assistance with construction services and governmental and labor relations.

Under the terms of the operating service agreement, Benton-Vinccler is a contractor for P&G and is responsible for overall operations of the Unit, including all necessary investments to reactivate and develop the fields comprising the Unit. The Venezuelan government maintains full ownership of all hydrocarbons in the fields. In addition, P&G maintains full ownership of equipment and capital infrastructure following its installation. Benton-Vinccler invoices P&G each quarter based on Bbls of oil accepted by P&G during the quarter, using quarterly adjusted contract service fees per Bbl, and receives its payments from P&G in U.S. dollars deposited directly into a U.S. bank account. The operating service agreement provides for Benton-Vinccler to receive an operating fee for each Bbl of crude oil delivered and a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per Bbl set forth in the agreement. The operating fee is subject to periodic adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index, and the maximum total fee is subject to periodic adjustments to reflect changes in the average of certain world crude oil prices. Since commencement of operations, the Company has received approximately $10.2 million in capital recovery fees. The Company cannot predict the extent to which future maximum total fee adjustments will provide for capital recovery components in the fees it receives, and has recorded no asset for future capital recovery fees.

LOCATION AND GEOLOGY

The Unit extends across the southeastern part of the state of Monagas and the southwestern part of the state of Delta Amacuro in eastern Venezuela. The Unit is approximately 51 miles long and eight miles wide and consists of 157,843 acres, of which the fields comprise approximately one-half. At December 31, 1997, proved reserves attributable to the Company's Venezuelan operations were 94,671 MBOE, which represented approximately 78% of the Company's proved reserves. Benton-Vinccler is currently developing the Oficina sands in the Uracoa Field, which contain 75% of the Unit's proved reserves and has begun the development of the Tucupita and Bombal fields which contain the remaining 25% of the Unit's reserves. The associated natural gas produced at Uracoa is currently being reinjected into the field, as no ready market exists for the natural gas.


DRILLING AND DEVELOPMENT ACTIVITY

Uracoa Field
------------

Benton-Vinccler has been developing the South Monagas Unit since 1992. During March 1998 (through March 25), a total of approximately 84 wells were producing an average of approximately 39,400 Bbls of oil per day in the Uracoa Field. The following table sets forth the Uracoa Field drilling activity and production information for each of the quarters presented:

                                           WELLS DRILLED
                                    ----------------------------                  AVERAGE DAILY
                                    VERTICAL          HORIZONTAL            PRODUCTION FROM FIELD (BBL)
                                    --------          ----------            ---------------------------
1995:
      First Quarter                     1                 1                           11,800
      Second Quarter                    1                 2                           11,300
      Third Quarter                     3                 2                           15,800
      Fourth Quarter                    1                 8                           20,800

1996:
      First Quarter                     1                 8                           29,600
      Second Quarter                    5                 4                           33,700
      Third Quarter                     2                 7                           37,700
      Fourth Quarter                    1                 4                           37,500

1997:
      First Quarter                     2                 6                           36,100
      Second Quarter                    4                 4                           35,800
      Third Quarter                     1                 6                           40,500
      Fourth Quarter                    1                 2                           44,400

Benton-Vinccler contracts with third parties for drilling and completion of wells. Currently, Helmerich & Payne International Drilling Co. is performing drilling services for Benton-Vinccler. The Company's technical personnel identify drilling locations, specify the drilling program and equipment to be used and monitor the drilling activities. To date, 15 previously drilled wells have been reactivated, 88 new wells have been drilled in the Uracoa Field using modern drilling and completion techniques that had not previously been utilized on the field, with 88 wells, or 100%, completed and placed on production, and eight injection wells have been drilled and two other wells converted to injectors.

In December 1993, Benton-Vinccler commenced drilling the first horizontal well in the Uracoa Field. Since the completion of this well, the Company has successfully integrated modern technology and modern drilling and completion techniques to improve the ultimate recovery. The Company has conducted a 3-D seismic survey and interpreted the seismic data over the Uracoa Field. As a horizontal well is drilled, information regarding formations encountered by the drill bit is transmitted to the Company. Geologists, engineers and geophysicists at the Company can determine the location of the drill bit by comparing the information about the formations being drilled with the 3-D seismic data. The Company then directs the movement of the drill bit to more accurately direct the well to the expected reservoir. The Company intends to continue this method of horizontal drilling in the development of the field with an estimated capital expenditure of $24.0 million in 1998.

Oil produced in the Uracoa Field is transported to production facilities which were designed in the United States and installed by Benton-Vinccler. These production facilities are of the type commonly used in heavy oil production in the United States, but not previously used extensively in Venezuela to process crude oil of similar gravity or quality. The current production facilities have the capacity to process 60 MBbls of oil per day.

Tucupita and Bombal Fields
--------------------------

Before becoming inactive in 1987, the Tucupita Field had been substantially developed, producing 67.1 MMBbls of oil, 34.7 MMBbls of water and 17.6 Bcf of natural gas. Benton-Vinccler drilled a successful pilot well in late 1996 to evaluate the remaining development potential of the Tucupita Field. This well has produced at an approximate average rate of 2,500 Bbls of oil per day and 9,900 Bbls of water per day through December 1997.

The Company's approach to the future development of the Tucupita Field is to process large volumes of fluid to access the remaining oil. Working under the assumption that this field was abandoned prematurely, the Company will use new technology, including large diameter wellbores and high volume pumps, to produce the reservoir at progressively higher water to oil ratios. Based on the performance of this pilot well, as well as the Company's analysis of high-quality 3-D seismic surveys, a significant redevelopment effort is now underway. A combination of horizontal, deviated and vertical wells will be drilled to exploit the remaining oil reserves.

Beginning in early 1998, Benton-Vinccler will drill nine producing wells and two water injection wells, and will expand production facilities, at an estimated aggregate cost of $40.0 million. Currently, oil is being trucked from the Tucupita Field to the Uracoa processing facilities. Benton-Vinccler is analyzing alternatives for barging the oil and for installing a pipeline from the Tucupita Field to the Uracoa Field.

The prospective pipeline would also be used for production from the Bombal Field when it is developed. To date, the Company has drilled one well in the Bombal Field and reactivated another, resulting in current combined production of 800 Bbls of oil per day. Benton-Vinccler currently plans to further develop the Bombal Field beginning in late 1998 by drilling an additional evaluation well, at an anticipated cost of up to $2.6 million.

CUSTOMERS AND MARKET INFORMATION

Oil produced in Venezuela is delivered to P&G under the terms of an operating service agreement for an operating service fee. Benton-Vinccler has constructed a 25-mile oil pipeline from its oil processing facilities at Uracoa to P&G's storage facility, which is the custody transfer point. The service agreement specifies that the oil stream may contain no more than 1% base sediment and water, and quality measurements are conducted both at Benton-Vinccler's facilities and at P&G's storage facility. A continuous flow measuring unit is installed at Benton-Vinccler's facility, so that quantity is monitored constantly. P&G provides Benton-Vinccler with a daily acknowledgment regarding the amount of oil accepted the previous day, which is reconciled to Benton-Vinccler's measurement. At the end of each quarter, Benton-Vinccler prepares an invoice to P&G for that quarter's deliveries. P&G pays the invoice at the end of the second month after the end of the quarter. Invoice amounts and payments are denominated in U.S. dollars. Payments are wire transferred into Benton-Vinccler's account in New York.

EMPLOYEES; COMMUNITY RELATIONS

Benton-Vinccler seeks to employ nationals rather than bring expatriates into the country. Presently, there are 12 full-time expatriates working with Benton-Vinccler and 175 local employees. Benton-Vinccler also conducts ongoing community relations programs, providing medical care, training, equipment and supplies, and support for local schools, in both states in which the Unit falls.

DELTA CENTRO BLOCK, VENEZUELA

GENERAL

In January 1996, the Company and its bidding partners, Louisiana Land and Exploration ("LL&E"), which was recently acquired by Burlington Resources Inc., and Norcen Energy Company ("Norcen"), recently acquired by Union Pacific Resources Group Inc., were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing a 550 square kilometer 3-D and a 289 kilometer 2-D seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60.0 million, and required that the Company, LL&E and Norcen each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has provided a standby letter of credit in the amount of $18.0 million. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company for the project, LL&E is the operator of the block and therefore the Company does not exercise control of the operations of the venture. It is currently anticipated that Corporacion Venezolana del Petroleo, S.A. ("CVP"), an affiliate of PDVSA, will have a 35% interest in the management company, which will dilute the voting power of the partners on a pro rata basis.

If areas within the block are deemed to be commercially viable, then the group has the right to enter into further agreements with CVP to develop those areas during the next 20-25 years. CVP would participate in the revenues and costs with an interest between 1 and 35%, at CVP's discretion. Any oil and gas produced by the Delta Centro consortium will be sold at market prices and will be subject to the oil and gas taxation regime in Venezuela and to the terms of a profit sharing agreement with PDVSA. Under the current oil and gas tax law, a royalty of up to 16.66% will be paid to the state. Under the contract bid terms, 41% of the pre-tax income will be shared with PDVSA for the period during which the first $1.0 billion of revenues is produced; thereafter, the profit sharing amount may increase to up to 50% according to a formula based on return on assets. Currently, the statutory income tax rate for oil and gas enterprises is 67.7%. Royalties and shared profits are currently deductible for tax purposes.

LOCATION AND GEOLOGY

The Delta Centro block consists of approximately 2,100 square kilometers (526,000 acres) located in the delta of the Orinoco River in the eastern part of Venezuela. Although no significant exploratory activity has been conducted on the block, PdVSA has estimated that the area may contain recoverable reserves of as much as 820 MMBbls, and may be capable of producing up to 160 MBbls of oil per day. The general area of Venezuela in which the Delta Centro Block is located is known to be a significant source of hydrocarbons, evidenced by the Orinoco tar sands to the south and the El Furrial light oil trend to the northwest. Based on its geological studies of the basins in this area, the Company's technical staff believes that hydrocarbons have essentially migrated over time from the deeper Maturin basin area of Venezuela southward toward the shallower Orinoco tar belt area. If so, then potential trapping structures and/or faults in the path of the migrating oil would serve as traps for the migrating oil and have the opportunity to be filled to their spill points. Delta Centro is directly in line with this migration path, making it an attractive exploration area. The area is mostly swampy in nature, with terrain ranging from forest in the north to savannah in the south. The marshlands in the block are similar to the transition zone areas in the Gulf of Mexico in which the Company has significant experience in seismic and drilling operations.

DRILLING AND DEVELOPMENT ACTIVITY

The venture has acquired a 598 square kilometer 3-D seismic survey over the southwestern portion of the Delta Centro Block and a 371 kilometer 2-D seismic survey to evaluate the remaining exploration potential of the block, at an expected total cost to the Company of approximately $8.0 million, of which $4.0 million had been spent through December 31, 1997. Following the initial interpretation of the seismic data, the venture intends to drill an initial exploration well during the fourth quarter of 1998, at a cost to the Company of approximately $4.3 million.

COMMUNITY AND COUNTRY RELATIONS

The Company conducts an ongoing community relations program in the area, providing medical care, equipment and supplies to the Waroa tribe which resides in this area.

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

LOCATION AND GEOLOGY

GEOILBENT develops, produces and markets crude oil from the North Gubkinskoye and the Prisklonovoye Fields in the West Siberia region of Russia, located approximately 2,000 miles northeast of Moscow. The field, which covers an area approximately 15 miles long and 4 miles wide, has been delineated with over 60 exploratory wells (which tested 26 separate reservoirs) and is surrounded by large proven fields. Before commencement of GEOILBENT's operations, the North Gubkinskoye Field was one of the largest oil and gas fields in the region not under commercial production. The field is a large anticlinal structure with multiple pay sands. The development to date has focused on the BP 8, 9, 10, 11 and 12 reservoirs with only minor development in the BP 7 reservoir. The produced natural gas is currently being flared in accordance with environmental regulations.


DRILLING AND DEVELOPMENT ACTIVITY

GEOILBENT commenced initial operations in the field during the third quarter of 1992 with the construction of a 37-mile oil pipeline and installation of temporary production facilities. During March 1998 (through March 25), approximately 43 wells were producing an average of approximately 8.3 MBbls of oil per day. The following table sets forth drilling activity and production information for each of the quarters presented:


                                                                    AVERAGE DAILY
                                  WELLS DRILLED                 PRODUCTION FROM FIELD
                                  -------------                 ---------------------
1995:
      First Quarter                     4                               4,300
      Second Quarter                    1                               5,600
      Third Quarter                     9                               7,800
      Fourth Quarter                   11                               7,900

1996:
      First Quarter                     4                               8,400
      Second Quarter                    1                               7,200
      Third Quarter                     -                               7,100
      Fourth Quarter                    -                               6,500

1997:
      First Quarter                     1                               6,300
      Second Quarter                    2                               6,800
      Third Quarter                     1                               6,800
      Fourth Quarter                    3                               6,600


GEOILBENT contracts with third parties for drilling and completion of wells. Supervised by a joint American and Russian management team, GEOILBENT identifies drilling locations, then uses Russian drilling rigs, upgraded by certain western technology and materials including shaker screens, monitoring equipment and drilling and completion fluids, to drill and complete a well. To date, 14 previously drilled wells have been reactivated and 56 wells have been drilled in the field, with 46 wells, or 82%, completed and placed on production. Five drilling rigs are currently working on pads in the field, and once all wells on the pad have been drilled, each such well will be tested for completion. Each well is drilled to an average depth of approximately 9,000 feet measured depth and 8,000 feet true vertical depth.

Oil produced from the North Gubkinskoye Field is transported to production facilities constructed and owned by GEOILBENT. Oil is then transferred to GEOILBENT's 37-mile pipeline which transports the oil from the North Gubkinskoye Field south to the main Russian oil pipeline network.

The current production facilities are operating at or near capacity and will need to be expanded to accommodate production increases. GEOILBENT has obtained financing through a $65 million parallel loan facility (the "EBRD Credit Facility") for the development of the North Gubkinskoye Field from the European Bank for Reconstruction and Development (the "EBRD") and International Moscow Bank ("IMB"). GEOILBENT has a 1998 capital expenditure budget of approximately $65.0 million, of which $49.0 million would be used to drill approximately 60 wells in the North Gubkinskoye Field and $16.0 million for construction of production facilities. The initial tranche of $12.0 million has been advanced from the EBRD Credit Facility and additional borrowing will be based on achieving certain reserve and production milestones. Additional expenditures in excess of $12.0 million will be dependent upon increased availability to draw from the EBRD Credit Facility and cash flow from operations.

CUSTOMERS AND MARKET INFORMATION

GEOILBENT's 37-mile pipeline runs from the field to the main pipeline in the area where GEOILBENT transfers the oil to Transneft, the state oil pipeline monopoly. Transneft then transports the oil to the western border of Russia. All export oil sales are handled by trading companies such as Russoil or NAFTA Moscow. All export sales have been paid in U.S. dollars into GEOILBENT's account in Moscow.

EMPLOYEES; COMMUNITY AND COUNTRY RELATIONS

Having access to the oilfield labor base in West Siberia, GEOILBENT employs Russian nationals almost exclusively. Presently, there are four full-time expatriates working with GEOILBENT and 230 local employees. The Company conducts an ongoing community relations program in Russia, providing medical care, training, equipment and supplies in towns in which GEOILBENT personnel reside and also for the nomadic indigenous population which resides in the area of oilfield operations.

ALTERNATIVES FOR NATURAL GAS RESERVES

The Company and GEOILBENT estimate that substantial recoverable associated gas reserves exist in the North Gubkinskoye Field. In addition, there are substantial non-associated natural gas reserves in the field. While associated gas is currently flared in allowable amounts under permits with the Ministry of Fuel and Energy, the Company is moving forward with plans to sell such gas in the local marketplace. Discussions are underway with Gazprom, the state natural gas monopoly, for development, production and sales of both associated and non-associated gas, which together are estimated by the Company to approximate
3.5 Tcf. First stage development of the North Gubkinskoye gas reserves would likely involve construction of a natural gas pipeline from the field to the local gas processing plant, as well as possible expansion of that plant. Preliminary analysis indicates that the Company's 1998 capital investment in such projects could be about $10.0 million.


WAB-21, SOUTH CHINA SEA

GENERAL

In December 1996, the Company acquired Crestone Energy Corporation ("Crestone"), a privately held company headquartered in Denver, Colorado. Crestone's principal asset is a petroleum contract with China National Offshore Oil Company ("CNOOC") for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.0 million acres under certain circumstances.

LOCATION AND GEOLOGY

The WAB-21 Contract Area (the "Contract Area") is located approximately 50 miles east of the Dai Hung (Big Bear) Oil Field. The Contract Area covers several similar structural trends each with potential for large hydrocarbon reserves in possible multiple pay zones.

The Contract Area is located northwest of Zengmu Basin (Offshore Sarawak), where two Chinese institutions have already conducted geophysical seismic surveys. Based on the multi-disciplinary data available from Zengmu Basin to the southeast, East Natuna Basin to the south and southwest, and WAN'AN (Con Son) Basin to the west and northwest there is substantial evidence of significant hydrocarbon potential in the Contract Area. Geophysical data indicates the possibility of several geologic horizons with complete assemblages of source rocks, reservoir rocks and cap rocks.

POLITICAL CONSIDERATIONS AND RISKS

China's claim of ownership of the area results from China's discovery and China's use and historic administration of the area. This claim also includes third party and official foreign government recognition of China's sovereignty and jurisdiction over the Contract Area.

The nearby Nansha Islands were formally placed under Chinese administration during the Ming Dynasty (1368-1644 AD). In 1883, Germans were banned from geologically surveying the area by the Quing court, based on Chinese sovereignty over the region. Since the establishment of Chinese government jurisdiction over the area several hundred years ago, the Nansha Islands have long been recognized as being Chinese territory. Additionally, Russian and Vietnamese maps have historically shown this area as Chinese. Significantly, even Vietnam recognized China's sovereignty of the islands from 1956 until 1975. Vietnam's former Premier Van Dong acknowledged China's Nansha Island sovereignty in a diplomatic note in 1958.

In April 1994, a Chinese seismic survey ship contracted by the Company's predecessor was intercepted by Vietnamese boats in the Contract Area while attempting to conduct seismic acquisition operations. The Chinese ship returned to its port without commencing its seismic work program. China subsequently denounced Vietnam's action.

Since 1994 China has maintained publicly that it is willing to discuss the joint development of the Contract Area with the Vietnamese government. Thus far Vietnam has not responded favorably. Instead, Vietnam granted exploration and development rights to parts of the Contract Area to Conoco, a division of DuPont Corporation. Diplomatic efforts have been conducted to resolve the territorial dispute but have thus far been unsuccessful and any exploration activities will be subject to resolution of such dispute. The Company has recorded no reserves attributable to this petroleum contract.

DRILLING AND DEVELOPMENT ACTIVITY

The Company has submitted, and received approval of, an initial seismic program covering a portion of the Contract Area which anticipates capital expenditures by the Company of approximately $8.0 million during the first year of activity. However, until such time as the territorial dispute has been resolved, the Company does not anticipate making significant capital expenditures for exploration or development of the Contract Area.


QINGSHUI BLOCK, CHINA

GENERAL

In October 1997, the Company signed a farmout agreement with Shell pursuant to which the Company will acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell has entered into a petroleum contract with the China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. The deep rights are below 3,300 and 3,500 meters. The contract requires a three-phase exploration program. Shell will be the operator of the project.

Pursuant to the petroleum contract, the first exploration period commenced November 1, 1996. In September 1997, Shell notified CNPC of its intention to continue with the first exploration phase. Pursuant to the terms of the contract, this nine month study phase required a work commitment to evaluate the deep potential of the block, with an expected minimum expenditure of $3.0 million dollars. During the remainder of the first exploration phase and prior to November 1, 1999, Shell is required to drill and complete one exploratory well to a depth of 4,500 meters, with a minimum expenditure of $8.0 million dollars. The second exploration phase must be completed within two years of commencement of that phase. Phase two requires Shell to drill and complete one Exploratory Well to 4,500 meters with a minimum expenditure of $8.0 million dollars. At the commencement of phase two, 10% of the phase one contract area must be relinquished. The third exploration phase must be completed within two years of commencement of such phase. Shell is required to drill and complete one additional exploratory well to 4,500 meters with a minimum expenditure of $8.0 million dollars. At the commencement of the third exploration phase, 30% of the phase two contract area must be relinquished. At the conclusion of each of the exploration phases, Shell will elect whether or not to continue to the next exploration phase. Assuming that Shell and the Company have performed each of the three phases, the Company's maximum aggregate capital commitment will be $22.0 million. Following the exploration phase under the contract, the contract permits production from each oil field identified in the exploration phase for a period of 15 years. CNPC has the right to retain up to a 51% interest in the block and will pay none of the costs of the initial three Exploratory Wells. CNPC will thereafter pay its proportionate share of all development and operating costs in the block and will receive its proportionate share of all production from the block, including production from the initial three wells. Shell and the Company will therefore receive at least an aggregate 49% interest in the production from the block and will pay its proportionate share of all development and operating costs.

Pursuant to the farmout agreement between Shell and the Company, the Company will have 50% of Shell's working interest in the block. The Company is required to pay to Shell 50% of Shell's costs to date, estimated to be approximately $4.0 million, representing a cost to the Company of $2.0 million. In addition, the Company agrees to pay 100% of the first $8.0 million of the costs for the phase one exploration period, after which, costs will be shared equally. If the first phase of the exploration period results in a commercial discovery, the Company agrees to pay 100% of the first $8.0 million of the costs for the second phase of the exploration period, after which, costs will be shared equally. The Company and Shell will share costs equally for the third exploration phase.

LOCATION AND GEOLOGY

The petroleum contract covers the deep rights in the Qingshui Block, a 563 square kilometer area located onshore in northeast China, in the delta area of the Liaohe River, Liaoning Province. The acreage is situated in a structurally complex half-graben basin, associated with a deep-seated wrench zone. The graben-fill consists of sediments containing oil prone source rocks, turbiditic to lacustrine deltaic reservoir sequences and lacustrine mudstone cap rocks. Shell's evaluation of the block is based on comprehensive data enhancement and analysis, including core evaluation, petrophysics and 2-D seismic reprocessing, 3-D seismic mapping and volume interpretation, charge modeling and dynamic reservoir simulations.

DRILLING AND DEVELOPMENT ACTIVITY

The Company expects to drill one exploration well in the block beginning in the fourth quarter of 1998 with an anticipated capital expenditure to the Company of approximately $10.0 million.


SANTA BARBARA COUNTY, CALIFORNIA

GENERAL

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases from Molino Energy. The project area covers the Molino, the Gaviota and the Caliente fields, located approximately 35 miles west of Santa Barbara, California. Molino Energy holds a 100% working interest in each of the leases. The Company serves as operator of the project. In consideration of the 40% participation interest, the Company will initially pay 100% of the costs of the first well to be drilled on the block, which began in March 1998. The Company's cost participation in the first well will be reduced to 53% when an amount equal to 70% of costs of $2.5 million incurred by Molino Energy prior to the agreement with the Company is paid from 47% of the Company's initial cost participation. The Company will then pay 40% of all subsequent costs.

LOCATION AND GEOLOGY

The Company's operating interest covers three known fields, located on three adjacent state oil and gas leases off the central California coast. Each of these leases covers approximately 4,000 acres. The Molino, Gaviota and Caliente Fields have produced an aggregate of 363 Bcf of natural gas from subsea completion in the Vaqueras formation, and the deeper, Sacate/Matilija formation has produced 12 Bcf of natural gas from the Molino field. In addition, the Monterey formation has been penetrated from all of the gas wells, but has never been produced. The Monterey formation is known as a prolific oil producer in this area.

DRILLING AND DEVELOPMENT ACTIVITY

In March 1998, the Company began drilling the first well in the project on Lease No. 2199 on the Gaviota structure from an onshore drillsite. The onshore drill site has immediate access to oil and gas pipelines. The well is planned to have a measured depth of 14,800 total feet, with a true vertical depth of 10,700 feet and a maximum horizontal displacement of about 6,800 feet. The well will target the Oligocene age Vacqueros and Eocene age Sacate/Matilija formations, which are known gas/condensate reservoirs in other nearby fields. The Company anticipates that the first well will cost approximately $4.0 million.

SIRHAN BLOCK, JORDAN

GENERAL

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with the Natural Resources Authority of Jordan ("NRA"), established by the Hashemite Kingdom of Jordan, to explore, develop, and produce the Sirhan block in southeastern Jordan.

Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in a first phase and may elect to continue into additional phases with minimum commitments as follows: $5.1 million in the first exploration phase (2 years) to perform geological studies and expenses incurred in drilling Exploratory Wells; $8.0 million in the second exploration phase (3 years) for seismic acquisitions, geological studies, and expenses incurred in drilling Exploratory Wells; and $10.0 million in the third exploration phase (3 years) for seismic acquisitions, geological studies, and expenses incurred in drilling Exploratory Wells. If the Company expends more than the minimum expenditure in one phase, the excess expenditure will be credited against the Company's minimum expenditure obligation during the next phase. In addition, the Company will be entitled to recover all operating costs and expenses incurred.

LOCATION AND GEOLOGY

The Sirhan block in southeastern Jordan consists of approximately 1.2 million acres (4,827 square kilometers). This block is located in the Sirhan basin adjacent to the Jordan-Saudi Arabia border. One existing well on the block tested light oil at low rates and several additional wells encountered thick zones with indications of gas that have not been tested.

DRILLING AND DEVELOPMENT ACTIVITY

During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-10 well was tested in the Umm Sahm formation and did not result in the production of commercial amounts of hydrocarbons. The WS-9 well was tested in the Dubaydib formation and yielded good shows of gas with traces of light oil. The well was temporarily abandoned pending the evaluation of additional data. The remainder of 1998 will be devoted to reprocessing and remapping seismic data and conducting geological studies on the remaining prospectivity of the block. The Company anticipates cumulative capital expenditures of approximately $3 million through the end of 1998.

SENEGAL, AFRICA

GENERAL

In December 1997, the Company was awarded a 45% working interest in the approximately one million acre Thies block in the western portion of Senegal by the state company of Societe des Petroles du Senegal ("Petrosen"). The Company will serve as operator of the block. In consideration of the grant of the 45% ownership, the Company has agreed to pay 90% of the first $6 million of costs to install a pipeline and to drill two wells and, if the Company elects to proceed further, to pay 67.5% of the next $6 million of costs for further exploration and development. Thereafter, the Company's share of all costs and revenues will be 45%.

Additionally, the Company will have the exclusive right to evaluate approximately 7.5 million acres of Senegal's entire near-offshore holdings which have been partitioned into six separate blocks. This includes the joint area shared between Senegal and Guinee-Bissau and comprises portions of the Dome Flore block. The Company will serve as operator of each of the six offshore blocks and will have an 85% participating interest with the balance held by Petrosen. The Company is obligated to spend $1 million to reprocess and evaluate existing seismic data, after which it may elect to proceed with further operations on any or all of the blocks.

LOCATION AND GEOLOGY

The one million acre, onshore Thies block is located immediately east of the Sebikhotane block, which has proven production from Maastrichtian sandstones. Deeper pay potential on the block has been demonstrated by the Gadiaga #2 well, which was drilled and tested by Petrosen in March of 1997. The six near-offshore blocks include Dome Flore, one of several salt domes known to exist offshore in Senegal.

DRILLING AND DEVELOPMENT ACTIVITY

The Company is reprocessing 1,565 kilometers of 2 dimensional seismic data on the Thies block prior to making a reinterpretation of the existing discoveries and planning an exploration program. In the offshore areas, the Company is reprocessing approximately 10,000 kilometers of 2 dimensional seismic data out of a total data set of 24,000 kilometers. Following an evaluation of this data set, the Company will select certain blocks for further exploration activity.

EVALUATION OF ADDITIONAL OPPORTUNITIES

The Company continues to evaluate and pursue additional domestic and international opportunities which fit within the Company's business strategy. The Company is currently evaluating certain exploration, development and/or acquisition opportunities, but it is not presently known whether, or on what terms, such evaluations will result in future agreements or acquisitions.

RESERVES

The following table sets forth information regarding estimates of proved reserves at December 31, 1997 prepared by the Company and audited by Huddleston & Co., Inc., independent petroleum engineers:



                                           CRUDE OIL AND CONDENSATE (MBBL)
                                           --------------------------------
                                            DEVELOPED  UNDEVELOPED  TOTAL
                                            --------    -------    -------

               Venezuela(1)                   68,868     25,803     94,671
               Russia(2)                       5,443     20,670     26,113
                                             -------    -------    -------
               Total                          74,311     46,473    120,784
                                             =======    =======    =======

(1) Includes 100% of the reserve information, without deduction for minority interest. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and P&G, under which all mineral rights are owned by the Government of Venezuela. See "--South Monagas Unit, Venezuela."

(2) Although the Company estimates that there are substantial natural gas reserves in the North Gubkinskoye Field, no natural gas reserves have been recorded because of a lack of a ready market.

Estimates of commercially recoverable oil and gas reserves and of the future net cash flows derived therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, comparison with other producing properties, the assumed effects of regulation by governmental agencies and assumptions concerning future operating costs, severance and excise taxes, export tariffs, abandonment costs, development costs and workover and remedial costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and various classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the commercially recoverable reserves of oil attributable to any particular property or group of properties, the classification, cost and risk of recovering such reserves and estimates of the future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. The difficulty of making precise estimates is accentuated by the fact that 46% of the Company's total proved reserves were non-producing as of December 31, 1997. Therefore, the Company's actual production, revenues, severance and excise taxes, export tariffs, development expenditures, workover and remedial expenditures, abandonment expenditures and operating expenditures with respect to its reserves will likely vary from estimates, and such variances may be material.

In addition, actual future net cash flows will be affected by factors such as actual production, supply and demand for oil, availability and capacity of gathering systems and pipelines, changes in governmental regulations or taxation and the impact of inflation on costs. The timing of actual future net revenue from proved reserves, and thus their actual present value, can be affected by the timing of the incurrence of expenditures in connection with development of oil and gas properties. The 10% discount factor, which is required by the Securities and Exchange Commission to be used to calculate present value for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted present value, no matter what discount rate is used, is materially affected by assumptions as to the amount and timing of future production, which may and often do prove to be inaccurate. For the period ending December 31, 1997, the Company reported $441.7 million of discounted future net cash flows before income taxes from proved reserves based on the Commission's required calculations.

PRODUCTION, PRICES AND LIFTING COST SUMMARY

The following table sets forth by country net production, average sales prices and average lifting costs of the Company for the years ended December 31, 1997, 1996 and 1995:

                                                                YEARS ENDED DECEMBER
                                                      --------------------------------------
                                                         1997           1996         1995
                                                      ----------    ----------     ---------
VENEZUELA
    Net Crude Oil Production (Bbl)                    15,394,807    12,647,987     5,456,473
    Average Crude Oil Sales Price ($ per Bbl)             $10.01        $10.82         $9.01
    Average Lifting Costs  ($ per Bbl)                      2.24          1.40          1.19

RUSSIA (1)
    Net Crude Oil Production (Bbl)                       880,148       765,137       490,960
    Average Crude Oil Sales Price ($ per Bbl)             $11.28        $11.82        $12.25
    Average Lifting Costs  ($ per Bbl)                      8.35          8.63          5.63


(1)      The presentation for Russia includes information for the nine months ended September
         30, 1995 and the twelve months ended September 30, 1996 and 1997, the end of the fiscal period for GEOILBENT. See Note 18 to the Company's Consolidated Financial
         Statements.

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

VENEZUELA

Venezuela requires environmental and other permits for certain operations conducted in oil field development, such as site construction, drilling, and seismic activities. As a contractor to P&G, Benton-Vinccler submits capital and operating budgets to P&G for approval. Capital expenditures to comply with Venezuelan environmental regulations relating to the reinjection of gas in the field and water disposal were $12.8 million in 1997 and are expected to be $8.0 million in 1998. Benton-Vinccler also submits requests for permits for drilling, seismic and operating activities to P&G, which then obtains such permits from the Ministry of Energy and Mines and Ministry of Environment, as required. Benton-Vinccler is also subject to income, municipal and value added taxes, and must file certain monthly and annual compliance reports to SENIAT (the national tax administration) and to various municipalities.


RUSSIA

GEOILBENT submits annual production and development plans, which include information necessary for permits and approvals for its planned drilling, seismic and operating activities, to local and regional governments and to the Ministry of Fuel and Energy, Committee of Geology and Ministry of Economy. GEOILBENT also submits annual production targets and quarterly export nominations for oil pipeline transportation capacity to the Ministry of Fuel and Energy. GEOILBENT is subject to customs, value added, and municipal and income taxes. Various municipalities and regional tax inspectorates are involved in the assessment and collection of these taxes. GEOILBENT must file operating and financial compliance reports with several bodies, including the Ministries of Fuel and Energy, Committee of Geology, Committee for Technical Mining Monitoring, the Ministry of Ecology, and the State Customs Committee.


DRILLING, ACQUISITION AND FINDING COSTS

During the years ended December 31, 1997, 1996 and 1995, the Company spent approximately $109 million, $108 million and $74 million, respectively, for acquisitions of leases and producing properties, development and exploratory drilling, production facilities and additional development activities such as workovers and recompletions.

The Company has drilled or participated in the drilling of wells as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------
                                                         1997                      1996                     1995
                                                ----------------------    ----------------------    ----------------------
                                                  GROSS        NET          GROSS         NET         GROSS         NET
                                                ---------    ---------    ---------    ---------    ---------    ---------
               WELLS DRILLED:
                   Exploratory:
                        Crude oil                       -            -            -            -            3        1.020
                        Natural gas                     -            -            1         .375            3         .970
                        Dry holes                       -            -            -            -            1         .375
                   Development:(1)(2)
                        Crude oil                      31       22.040           36       26.500           41       22.680
                        Natural Gas                     -            -            -            -            1         .220
                        Dry Holes                       1         .340            -            -            1         .800
                                                ---------    ---------    ---------    ---------    ---------    ---------
               TOTAL                                   32       22.380           37       26.875           50       26.065
                                                =========    =========    =========    =========    =========    =========

               AVERAGE DEPTH OF WELLS (FEET)                     6,659                     8,008                     7,847
               PRODUCING WELLS (3):
                   Crude Oil                          124       78.960          113       74.300           77       44.701
                   Natural Gas                          -            -            -            -            8        2.024


(1)  In March 1995, the Company sold certain of its West Cote Blanche Bay Field interests in the field, a result of which was to substantially eliminate the Company's future participation in recompletion and redrilling activities, and in
     March 1996, the Company sold the remainder of its interests in the field.

(2)  In addition to the activities set forth in the table, the Company participated in the successful reactivation of one gross (.34 net) oil well in Russia during the year ended December 31, 1995.

(3)  The information related to producing wells reflects wells the Company drilled, wells the Company participated in drilling and producing wells the Company acquired.

At March 25, 1998, the Company was participating in the drilling of one well in Venezuela, five wells in Russia and one well in California.

All of the Company's drilling activities are conducted on a contract basis with independent drilling contractors. The Company does not own any drilling equipment.

From commencement of operations through December 31, 1997, the Company added, net of production and property sales, approximately 120.8 MBOE of proved reserves through purchases of reserves-in-place, discoveries of oil and natural gas reserves, extensions of existing producing fields and revisions of previously estimated reserves, for which the finding costs were 2.30 per BOE. The Company's estimate of future development costs for its undeveloped proved reserves at December 31, 1997 was 1.96 BOE. The estimated future development costs are based upon the Company's anticipated cost of developing its non-producing proved reserves, which costs are calculated using historical costs for similar activities.

ACREAGE

The following table summarizes the developed and undeveloped acreage owned, leased or under concession as of December 31, 1997.



                                        DEVELOPED               UNDEVELOPED
                                    -----------------    ------------------------
                                    GROSS       NET        GROSS        NET
                                    ------     ------    ---------      ---------
               Venezuela             9,950      7,960      673,893        276,114
               Russia               16,080      5,467      149,680         50,891
               China                     -          -    6,339,117      6,269,558
               Jordan                    -          -    1,192,752      1,192,752
               Senegal               1,280        576      997,399        448,830
               United States         5,002      1,700       18,100         10,696
                                    ------     ------    ---------      ---------
               Total                32,312     15,703    9,370,941      8,248,841
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

EMPLOYEES AND CONSULTANTS

At December 31, 1997, the Company had 71 employees augmented from time to time with independent consultants, as required. Benton-Vinccler had 175 employees, and GEOILBENT had 230 employees.

TITLE TO DEVELOPED AND UNDEVELOPED ACREAGE

All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and P&G, under which all mineral rights are owned by the Government of Venezuela. With regard to Russian acreage, GEOILBENT has obtained certain documentation from appropriate regulatory bodies in Russia which the Company believes is adequate to establish GEOILBENT's right to develop, produce and market oil and gas from the North Gubkinskoye Field in Russia.

The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with Conoco, a unit of DuPont Corporation. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced.

At the time of acquisition of undeveloped acreage in the United States, the Company conducts a limited title investigation. A title opinion from a qualified law firm is obtained prior to drilling any given U.S. prospect. Title to presently producing properties is investigated by a qualified law firm prior to purchase. The Company believes its method of investigating the title to these domestic properties is consistent with general practices in the oil and gas industry and is designed to enable the Company to acquire title which is generally considered to be acceptable in the oil and gas industry.

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

ITEM 2.  PROPERTIES

The principal executive offices of the Company are located in leased space in Carpinteria, California. The lease covering this facility expires in December 2004. The Company also has other offices located in leased space, none of which individually or in the aggregate are material. Additionally, the Company has entered into a 15 year lease agreement for office space currently under construction in Carpinteria, California. It is anticipated that the building will be ready for occupancy in late 1998. The Company will lease the entire building (50,000 square feet) for $72,500 per month, subject to adjustments for tenant improvements, with annual rent adjustments based on certain changes in the Consumer Price Index. The Company intends to sublet the portion of the new building which would not be immediately needed for operations and to sublet the space currently occupied in Carpinteria. For information concerning the location and character of the Company's oil and gas properties and interests, see Item
1.

ITEM 3.  LEGAL PROCEEDINGS

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana against the Company and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of the West Cote Blanche Bay Properties for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that at the time of Tesla's acquisition, it was insolvent and that it paid a price in excess of the fair value of the property. The Company intends to vigorously contest the suit and in its management's opinion, while it is unlikely that the suit will result in a material adverse effect on the Company's financial statements, it is too early to assess the probability of such an outcome.

On June 13, 1994, Charles Agnew and other limited partners in several limited partnerships formed by the Company brought an action in the Superior Court of California, County of Ventura, against the Company for alleged actions and omissions of the Company in operating the partnerships and alleged misrepresentations made by the Company in selling the limited partnership interests. The claimants seek an unspecified amount of actual and punitive damages. On May 17, 1995, the Company agreed to a binding arbitration proceeding with respect to such claims, which is currently in the discovery stage. The Company will be forced to spend time and financial resources to defend or resolve these matters. In January 1996, the Company acquired all of the interests in three of the limited partnerships which are the subject of the arbitration, in exchange for shares of, and warrants to purchase shares of, the Company's common stock. In the arbitration proceeding, if any liability is found to exist, the arbitrator will determine the amount of any damages, and may consider all distributions made to the partners, including the consideration received in the exchange offer, in determining the extent of damages, if any. However, there can be no assurance that an arbitrator will consider such factors in his or her determination of damages if the allegations are found to be true and damages are awarded. In the normal course of the Company's business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended December 31, 1997, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BNO." For the period represented below, the Company's Common Stock was traded on the NASDAQ Stock Market under the symbol "BNTN" until April 29, 1997, when the Company's Common Stock began trading on the NYSE. As of December 31, 1997, there were 29,522,110 shares of Common Stock outstanding held of record by approximately 1,102 stockholders. The following table sets forth the high and low sales prices for the Company's Common Stock reported on the NASDAQ from January 1, 1996 to April 28, 1997 and on the NYSE thereafter.

           YEAR         QUARTER                                        HIGH              LOW
           ---------------------------------------------------------------------------------



           1996

                         First quarter                               $  16.63    $  11.25

                         Second quarter                                 22.13       15.63

                         Third quarter                                  25.38       18.38

                         Fourth quarter                                 28.63       19.75

           1997
                                                                        24.75       14.63
                         First quarter
                                                                        17.13       12.63
                         Second quarter
                                                                        19.25       13.50
                         Third quarter
                                                                        21.88       11.25
                         Fourth quarter

           1998
                         First quarter (through March 25)               13.69        9.75




On March 25, 1998, the last sales price for the Common Stock as reported by NYSE was $11.81 per share.

The Company's policy is to retain its earnings to support the growth of the Company's business. Accordingly, the Board of Directors of the Company has never declared cash dividends on its Common Stock. The Company's indentures currently restrict the declaration and payment of any cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the Company for each of the five years in the period ended December 31, 1997, are derived from the Company's audited consolidated financial statements. The consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.


                                                                                       YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------------------------
                                                                     1997        1996           1995(2)     1994        1993
                                                                   --------    --------       --------    --------    --------

                                                                         (amounts in thousands, except per share data)

               STATEMENT OF OPERATIONS:
               Total revenues                                      $179,019    $165,066       $ 65,068    $ 34,705    $  7,503
               Lease operating costs and production taxes            41,887      24,518         10,703       9,531       5,110
               Depletion, depreciation and amortization              47,592      34,525         17,411      10,298       2,633
               General and administrative expense                    23,436      18,906          9,411       5,242       2,631
               Interest expense                                      24,245      16,128          7,497       3,888       1,958
               Partnership exchange expenses                              -       2,140              -           -           -
               Litigation settlement expenses                             -           -          1,673           -           -
                                                                   --------    --------       --------    --------    --------

               Income (loss) before income taxes, minority
                     interest and extraordinary charge               41,859      68,849         18,373       5,746      (4,829)

               Income taxes                                          17,477      20,508          2,478         698           -
                                                                   --------    --------       --------    --------    --------

               Income (loss) before minority interest and
                     extraordinary charge                            24,382      48,341         15,895       5,048      (4,829)

               Minority interest                                      6,333       9,984          5,304       2,094           -
                                                                   --------    --------       --------    --------    --------
               Income (loss) before extraordinary charge             18,049      38,357         10,591       2,954      (4,829)
               Extraordinary charge for early retirement  of
                     debt, net of tax benefit of $879                     -      10,075              -           -           -
                                                                   --------    --------       --------    --------    --------
               Net income (loss)                                   $ 18,049    $ 28,282       $ 10,591    $  2,954    $ (4,829)
                                                                   ========    ========       ========    ========    ========
               Net income (loss) per common share:

                     Basic:
                         Income (loss) before extraordinary        $   0.62    $   1.42       $   0.42    $   0.12    $  (0.26)
                            charge
                         Extraordinary charge                             -        0.38              -           -           -
                                                                   --------    --------       --------    --------    --------
                         Net income (loss)                         $   0.62    $   1.04       $   0.42    $   0.12    $  (0.26)
                                                                   ========    ========       ========    ========    ========
                     Diluted:
                         Income (loss) before extraordinary        $   0.59    $   1.29       $   0.40    $   0.12    $  (0.26)
                            charge
                         Extraordinary charge                             -        0.34              -           -           -
                                                                   --------    --------       --------    --------    --------
                         Net income (loss)                         $   0.59    $   0.95       $   0.40    $   0.12    $  (0.26)
                                                                   ========    ========       ========    ========    ========

               Weighted average common shares outstanding:
                     Basic                                           29,119      27,088         25,084      24,851      18,609
                     Diluted                                         30,834      29,813         26,673      25,325      18,609

                                                                                         AT DECEMBER 31,
                                                                -----------------------------------------------------------------
                                                                  1997         1996            1995 (2)      1994         1993
                                                                ---------    ---------       ---------     ---------    ---------

               BALANCE SHEET DATA:                                                      (amounts in thousands)

               Working capital (deficit)                        $ 165,945    $  98,417       $  (2,888)    $  21,785    $  26,635

               Total assets                                       584,277      435,745         214,750       162,561      108,635

               Long-term obligations, net of current portion      280,016      175,028          49,486        31,911       11,788

               Stockholders' equity (1)                           197,732      174,899         103,681        88,259       84,021

(1)   No cash dividends were paid during any period presented.

(2)   The financial information related to Russia and included in the 1995 presentation contains information at, and for the nine months ended, September 30, 1995, the end of the fiscal period for GEOILBENT. See Note 18 to the Consolidated Financial
      Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The Company includes the results of operations of Benton-Vinccler in its consolidated financial statements and reflects the 20% ownership interest of Vinccler as a minority interest. Beginning in 1995, GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations in Russia reflect the nine months ended September 30, 1995 and the twelve months ended September 30, 1996 and 1997. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest, and for oil and gas reserve information, the Company reports its 34% share of the reserves attributable to GEOILBENT.

The Company follows the full-cost method of accounting for its investments in oil and gas properties. The Company capitalizes all acquisition, exploration, and development costs incurred. The Company accounts for its oil and gas properties using cost centers on a country by country basis. Proceeds from sales of oil and gas properties are credited to the full-cost pools. Capitalized costs of oil and gas properties are amortized within the cost centers on an overall unit-of-production method using proved oil and gas reserves as audited by independent petroleum engineers. Costs amortized include all capitalized costs (less accumulated amortization), the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, and estimated dismantlement, restoration and abandonment costs (see Note 1 of Notes to the Company's Consolidated Financial Statements).

The following discussion of the results of operations and financial condition as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997, respectively, should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto.


RESULTS OF OPERATIONS

The Company's results of operations for the year ended December 31, 1997, primarily reflect the substantial growth of Benton-Vinccler in Venezuela. During 1997, Benton-Vinccler accounted for more than 90% of the Company's production, oil and gas sales and net income. Other major influences on the Company's results of operations during the year ended December 31, 1997 were the continuing maturation of the Uracoa oil field resulting in higher water handling, gas handling, workover, transportation and chemical costs and the issuance of $115.0 million of senior unsecured notes.

The following table presents selected expense items as a percentage of oil and gas sales:

                                                            1997       1996       1995
                                                           ------     ------     ------

          Lease Operating Costs and Production Taxes        25.5%      16.6%      17.2%
          Depletion, Depreciation and Amortization          29.0       23.4       28.0
          General and Administrative                        14.3       12.8       15.1
          Interest                                          14.8       10.9       12.1

YEARS ENDED DECEMBER 31, 1997 AND 1996

The Company had revenues of $179.0 million for the year ended December 31, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $41.9 million, depletion, depreciation and amortization expense of $47.6 million, general and administrative expense of $23.4 million, interest expense of $24.2 million, income tax expense of $17.5 million and minority interest of $6.3 million. Net income for the period was $18.0 million or $0.59 per share (diluted).

By comparison, the Company had revenues of $165.1 million for the year ended December 31, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $24.5 million, depletion, depreciation and amortization expense of $34.5 million, general and administrative expense of $18.9 million, interest expense of $16.1 million, partnership exchange expense of $2.1 million, income tax expense of $20.5 million, minority interest of $10.0 million and an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million. Net income for the period was $28.3 million or $0.95 per share (diluted).

Revenues increased $13.9 million, or 8%, during the year ended December 31, 1997 compared to the corresponding period of 1996 primarily due to increased oil sales in Venezuela and increased investment earnings partially offset by the gain on sale of properties in 1996. Sales quantities for the year ended December 31, 1997 from Venezuela and Russia were 15,394,807 Bbls and 880,148 Bbls, respectively, compared to 12,647,987 Bbls and 765,137 Bbls, respectively, for the year ended December 31, 1996. Prices for crude oil per Bbl averaged $10.01 (pursuant to terms of an operating service agreement) from Venezuela and $11.28 from Russia for the year ended December 31, 1997 compared to $10.82 and $11.82, respectively, for the year ended December 31, 1996. Revenues for 1997 were increased by a foreign exchange gain of $2.3 million compared to a gain of $2.8 million in 1996.

Lease operating costs and production taxes increased $17.4 million, or 71%, during the year ended December 31, 1997 compared to 1996 primarily due to continued growth of the Company's Venezuelan operations, as well as the continuing maturation of the Uracoa oil field resulting in higher water handling, gas handling, workover, transportation and chemical costs. Depletion, depreciation and amortization increased $13.1 million, or 38%, during the year ended December 31, 1997 compared to the corresponding period in 1996. Depletion expense per BOE produced from Venezuela and Russia during the year ended December 31, 1997 was $2.83 and $3.50, respectively, compared to $2.33 and $3.59, respectively, during the previous year. General and administrative expenses increased $4.5 million, or 24% during the year ended December 31, 1997 compared to 1996 primarily due to the Company's increased corporate activity associated with the growth of the Company's business and increased Venezuelan municipal taxes (which are a function of growing oil revenues and increased tax rates). Interest expense increased $8.1 million, or 50%, in 1997 compared to 1996 primarily due to the issuance of $125 million in senior unsecured notes in May 1996 and to the issuance of $115 million in senior unsecured notes in November 1997. Income tax expense decreased $3.0 million, or 15%, during the year ended December 31, 1997 compared to 1996 primarily due to decreased taxable income in Venezuela. The net income attributable to the minority interest decreased $3.7 million, or 37%, for 1997 compared to 1996 as a result of the decreased profitability of Benton-Vinccler's operations in Venezuela.

YEARS ENDED DECEMBER 31, 1996 AND 1995

The Company had revenues of $165.1 million for the year ended December 31, 1996. Expenses incurred during the period consisted of lease operating costs and production taxes of $24.5 million, depletion, depreciation and amortization expense of $34.5 million, general and administrative expense of $18.9 million, interest expense of $16.1 million, partnership exchange expense of $2.1 million, income tax expense of $20.5 million, minority interest of $10.0 million and an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million. Net income for the period was $28.3 million or $0.95 per share (diluted).

By comparison, the Company had revenues of $65.1 million for the year ended December 31, 1995. Expenses incurred during the period consisted of lease operating costs and production taxes of $10.7 million, depletion, depreciation and amortization expense of $17.4 million, general and administrative expense of $9.4 million, interest expense of $7.5 million, litigation settlement expenses of $1.7 million, income tax expense of $2.5 million and a minority interest of $5.3 million. Net income for the period was $10.6 million or $0.41 per share (diluted).

Revenues increased $100.0 million, or 154%, during the year ended December 31, 1996 compared to the corresponding period of 1995 primarily due to increased oil sales in Venezuela. Sales quantities for the year ended December 31, 1996 from Venezuela and Russia were 12,647,987 Bbls and 765,137 Bbls, respectively, compared to 5,456,473 Bbls and 490,960 Bbls, respectively, for the year ended December 31, 1995. Prices for crude oil per Bbl averaged $10.82 (pursuant to terms of an operating service agreement) from Venezuela and $11.82 from Russia for the year ended December 31, 1996 compared to $9.01 and $12.25, respectively, for the year ended December 31, 1995. Domestic sales quantities for the year ended December 31, 1996 were 6,589 Bbls of crude oil and condensate and 1,523,106 Mcf of natural gas compared to 68,975 Bbls of crude oil and 3,784,830 Mcf of natural gas for the year ended December 31, 1995. Domestic prices per Bbl for crude oil and per Mcf for natural gas averaged $19.70 and $3.04 during the year ended December 31, 1996 compared to $15.79 and $1.77 during the year ended December 31, 1995. Revenues for the year ended December 31, 1996 were reduced by a loss of $2.9 million related to a commodity hedge agreement compared to a loss of $0.7 million in 1995. Revenues for 1996 were increased by a foreign exchange gain of $2.8 million compared to a gain of $1.0 million in 1995.

Expenses increased during 1996 as Benton-Vinccler's operations continued to grow significantly, but decreased as a percentage of oil and gas sales. Lease operating costs and production taxes increased $13.8 million, or 129%, during the year ended December 31, 1996 compared to 1995, partially offset by the sale of the Company's remaining interest in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields. Depletion, depreciation and amortization increased $17.1 million, or 98%, during the year ended December 31, 1996 compared to the corresponding period in 1995. Depletion expense per BOE produced from Venezuela, United States and Russia during the year ended December 31, 1996 was $2.33, $6.55 and $3.59, respectively, compared to $2.09, $5.98 and $3.08, respectively, during the previous year. The increase in general and administrative expenses of $9.5 million, or 101%, during the year ended December 31, 1996 compared to 1995 was primarily due to the implementation of certain consulting and related arrangements among Benton-Vinccler, the Company and Vinccler, Venezuelan municipal taxes (which are a function of growing oil revenues) and the Company's increased corporate activity associated with the growth of the Company's business. Interest expense increased $8.6 million, or 115%, in 1996 compared to 1995 primarily due to the issuance of $125 million in senior unsecured notes in May 1996. The Company incurred partnership exchange expense of $2.1 million during the year ended December 31, 1996 as a result of the completion of an exchange offer resulting in the liquidation of three limited partnerships (see
Note 2 of Notes to the Consolidated Financial Statements). Income tax expense increased $18.0 million, or 720%, during the year ended December 31, 1996 compared to 1995 primarily due to increased taxable income in Venezuela. The net income attributable to the minority interest increased $4.7 million, or 89%, for 1996 compared to 1995 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela.

INTERNATIONAL OPERATIONS

As a private contractor, Benton-Vinccler is subject to a statutory income tax rate of 34%. However, Benton-Vinccler reported a significantly lower effective tax rate for 1996 due to significant non-cash tax deductible expenses resulting from devaluations in Venezuela when Benton-Vinccler had net monetary liabilities in U.S. dollars. The Company cannot predict the timing or impact of future devaluations in Venezuela.

A 3-D seismic survey is being conducted over the southwestern portion of the Delta Centro Block in Venezuela with an expected total cost to the Company during 1998 of approximately $4.0 million. Following the initial interpretation of the seismic data, an initial exploration well is expected to be drilled during the fourth quarter of 1998 at a cost to the Company of approximately $4.3 million. Subsequent seismic and drilling programs will be based on the results of the 1997-1998 activity. The Company's operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.66% and income taxes of 67.7%.

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

In December 1996, the Company acquired Crestone, a privately held company headquartered in Denver, Colorado. Crestone's principal asset is a petroleum contract with CNOOC for an area known as Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco, a unit of DuPont Corporation. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. The Company, through Crestone, has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. The Company has recorded no reserves attributable to this petroleum contract.

In August 1997, the Company acquired the rights to a PSA with Jordan's NRA to explore, develop and produce the Sirhan block in southeastern Jordan. The Sirhan block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The

Company is obligated to spend $5.1 million in the first exploration phase, which is expected to last approximately two years. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18.0 million over the succeeding six years.

In October 1997, the Company signed a farmout agreement with Shell whereby the Company will acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with CNPC to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell will be the operator of the project. The Company is required to pay to Shell 50% of Shell's costs to date, estimated to be approximately $4.0 million ($2 million to the Company) and to pay 100% of the costs for the phase one exploration period, with a maximum required expenditure of $8.0 million. If the first phase of the exploration period results in a commercial discovery and if the Company elects to continue to phase two, then the Company will pay 100% of the costs of the second phase of the exploration period, with a maximum required expenditure of $8.0 million. The Company and Shell will be responsible for the costs of the third exploration phase and the costs of development activities associated with any of the three phases in proportion to their interests.

In December 1997, the Company signed a memorandum of understanding with Petrosen to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. In addition, the Company obtained exclusive rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea Bissau border in the south, and to choose certain blocks for further data acquisition and exploration drilling. The Company's working interest in any offshore discovery will be 85% with the remainder held by Petrosen.

The Company's $5.4 million work commitment on the Thies Block where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41 kilometer (approximately 25 mile) gas pipeline en route to Senegal's main electric generating facility near Dakar. The Company's minimum commitment related to the offshore blocks involves seismic reprocessing to be followed by additional data acquisition and drilling at the Company's discretion.


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

There are presently no restrictions in either Venezuela or Russia that restrict converting U.S. dollars into local currency. However, from June 1994 through April 1996, Venezuela implemented exchange controls which significantly limited the ability to convert local currency into U.S. dollars. Because payments made to Benton-Vinccler are made in U.S. dollars into its United States bank account, and Benton-Vinccler is not subject to regulations requiring the conversion or repatriation of those dollars back into Venezuela, the exchange controls did not have a material adverse effect on Benton-Vinccler or the Company. Currently, there are no exchange controls in Venezuela or Russia that restrict conversion of local currency into U.S. dollars.

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

During the year ended December 31, 1997, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian rouble during periods when the Company's Venezuela-related subsidiaries and GEOILBENT had substantial net monetary liabilities denominated in bolivares and roubles. During the year ended December 31, 1997, the Company's net foreign exchange gains attributable to its

Venezuelan and Russian operations were $2.0 million and $0.3 million, respectively. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.


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

The net funds raised and/or used in each of the operating, investing and financing activities for each of the years ended December 31, are summarized in the following table and discussed in further detail below:

                                                                        YEARS ENDED DECEMBER  31,
                                                            -------------------------------------------------
                                                                              (In thousands)
                                                                1997               1996               1995
                                                            ----------          ----------          ---------
Net cash provided by operating activities                   $   93,948          $   84,852           $ 32,349
Net cash used in investing activities                         (216,028)           (164,772)           (53,644)
Net cash provided by financing activities                      101,588             106,172             13,282
                                                            ----------          ----------          ---------
Net increase (decrease) in cash                             $  (20,492)         $   26,252          $  (8,013)
                                                            ==========          ==========          =========

At December 31, 1997, the Company had current assets of $224.3 million and current liabilities of $58.4 million resulting in working capital of $165.9 million and a current ratio of 3.84:1. This compares to the Company's working capital of $98.4 million and a current ratio of 2.89:1 at December 31, 1996. The increase of $67.5 million was due primarily to the issuance of $115 million of senior unsecured notes partially offset by expenditures related to the continuing development of the South Monagas Unit in Venezuela.

CASH FLOW FROM OPERATING ACTIVITIES. During 1997, 1996 and 1995, net cash provided by operating activities was approximately $93.9 million, $84.9 million and $32.3 million, respectively. Cash flow from operating activities increased by $9.0 million and $52.6 million in 1997 and 1996, respectively, over the prior years due primarily to increased oil and gas production in Venezuela.

CASH FLOW FROM INVESTING ACTIVITIES. During 1997, 1996 and 1995, the Company had drilling and production related capital expenditures of approximately $109.8 million, $95.5 million and $68.3 million, respectively. Of the 1997 expenditures, $96.7 million was attributable to the development of the South Monagas Unit in Venezuela, $2.7 million related to the development of the North Gubkinskoye Field in Russia, $3.1 million related to a 3-D seismic survey in the Delta Centro Block in Venezuela, $2.7 million related to the development of the Gaviota lease in Santa Barbara County, California, $1.3 million related to the development of the Sirhan Block in Jordan, and $3.3 million was attributable to other projects. The Company also sold certain oil and gas properties for net proceeds of approximately $34.6 million and $15.4 million in 1996 and 1995, respectively.

The Company expects 1998 capital expenditures of approximately $125.0 million, including $22.0 million in expenditures for Russia, net to the Company's interest (which will be funded from borrowings under the EBRD Credit Facility, cash flow from operations or other financings). Funding for the currently anticipated 1998 capital expenditures is expected to come from working capital, cash flow from operations or sales of property interests. The Company's indentures contain provisions which restrict the manner in which the Company can invest in certain of its current operations, including Geoilbent. Although the Company believes it has sufficient funding for its expected capital expenditures from working capital and cash flow from operations or sales of property interests, the Company may be restricted in the manner of funding certain of such capital expenditures due to such restrictions in the indentures.

The Company continues to evaluate and pursue domestic and international opportunities which fit within the Company's business strategy. The Company is currently evaluating certain exploration, development and/or acquisition opportunities, but it is not presently known whether, or on what terms, such evaluations will result in future agreements or acquisitions.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125.0 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At December 31, 1997, the Company was in compliance with all covenants of the indenture.

In November 1997, the Company issued $115.0 million in 9.375% senior unsecured notes due November 1, 2007. The Company subsequently repurchased $10 million of the notes at their par value. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At December 31, 1997, the Company was in compliance with all covenants of the indenture. The proceeds from the notes will be used for general corporate purposes, including the Company's ongoing exploration and development programs.

The EBRD and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements. Initial funding of $10.2 million and $1.8 million occurred in October 1997 and January 1998. The proceeds from the loans will be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Additional borrowings will be based on achieving certain reserve and production milestones. The Company's share of the borrowings are not included in the accompanying financial statements because they occurred subsequent to September 30, 1997, the end of the fiscal period for GEOILBENT (see Note 1 of Notes to the Consolidated Financial Statements).

YEAR 2000 COMPLIANCE

The Company does not expect the cost of converting its computer systems to year 2000 compliance will be material to its financial condition. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and does not currently anticipate any disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers.

STOCK REPURCHASE PROGRAM

In June 1997, the Board of Directors instituted a treasury stock repurchase program under which the Company is authorized to purchase up to 1.5 million shares of its common stock. The shares will be used for re-issuance in connection with the Company's employee stock option plan, treasury stock or for other corporate purposes to be determined in the future. During 1997, the Company repurchased 50,000 shares at an average price of $13.99 per share.


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                        *

ITEM 11.  EXECUTIVE COMPENSATION
                                        *

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                                        *

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                        *

* Reference is made to information under the captions "Election of Directors", "Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)  1.  Index to Financial Statements:                                                             Page

         Independent Auditors' Report ...............................................................S-1

         Consolidated Balance Sheets at December 31, 1997 and 1996 ..................................S-2

         Consolidated Statements of Income for the Years Ended
         December 31, 1997, 1996 and 1995 ...........................................................S-3

         Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1997, 1996 and 1995 ...............................................S-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995 ...........................................................S-5

         Notes to Consolidated Financial Statements for the Years
         Ended December 31, 1997, 1996 and 1995 .....................................................S-7

     2.  Consolidated Financial Statement Schedules:

         Schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the footnotes to the financial statements.

     3.  Exhibits:

         3.1      Certificate of Incorporation of the Company filed September 9, 1988 (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement (No. 33-26333)).

         3.2      Amendment to Certificate of Incorporation of the Company filed June 7, 1991 (Previously filed as an exhibit to the Company's S-1 Registration Statement (Registration No.
                  33-39214)).

         3.3      Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the
                  Company's Form 10-K for the year ended December 31, 1996).

         4.1      Form of Common Stock Certificate (Previously filed as an exhibit to the Company's S-1
                  Registration Statement (Registration No. 33-26333)).

         10.4     Form of Employment Agreements (Exhibit 10.19) (Previously filed as an exhibit to the
                  Company's S-1 Registration Statement (Registration No. 33-26333)).

         10.7     Benton Oil and Gas Company 1991-1992 Stock Option Plan (Exhibit 10.14) (Previously
                  filed as an exhibit to the Company's S-1 Registration Statement (Registration No.
                  33-43662)).

         10.8     Benton Oil and Gas Company Directors' Stock Option Plan (Exhibit 10.15) (Previously
                  filed as an exhibit to the Company's S-1 Registration Statement (Registration No.
                  33-43662)).

         10.9     Agreement dated October 16, 1991 among Benton Oil and Gas Company, Puror State
                  Geological Enterprises for Survey, Exploration, Production and Refining of Oil and Gas;
                  and Puror Oil and Gas Production Association (Exhibit 10.14) (Previously filed as an exhibit to the Company's S-1 Registration Statement (Registration No. 33-46077)).

         10.10    Operating Service Agreement between the Company and Lagoven, S.A., which has been subsequently combined into PDVSA Petroleo y Gas, S.A., dated July 31, 1992, (portions have been omitted pursuant to Rule 406 promulgated under the Securities Act of 1933 and filed separately with the Securities and Exchange Commission--Exhibit 10.15)
                  (Previously filed as an exhibit to the Company's S-1 Registration Statement
                  (Registration No. 33-52436)).

         10.16    Indenture dated May 2, 1996 between Benton Oil and Gas Company and First Trust of New
                  York, National Association, Trustee related to $125,000,000, 11 5/8% Senior Notes Due
                  2003 (Incorporated by reference to Exhibit 4.1 to the Company's S-4 Registration
                  Statement filed June 17, 1996, SEC Registration No. 333-06125).

         10.17    Indenture dated November 1, 1997 between Benton Oil and Gas Company and First Trust of
                  New York, National Association, Trustee related to an aggregate of $115,000,000 principal amount of 9 3/8% Senior Notes due 2007 (Incorporated by reference to Exhibit
                  10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997).

         21.1     List of subsidiaries.

         23.1     Consent of Deloitte & Touche LLP.

         23.2     Consent of Huddleston & Co., Inc.

         27.1     Financial Data Schedule.

---------------------------
(b)  Reports on Form 8-K
     No Form 8-K was filed during the last quarter of the registrant's fiscal year.

INDEPENDENT AUDITORS' REPORT
----------------------------



Board of Directors and Stockholders
Benton Oil and Gas Company
Carpinteria, California

We have audited the accompanying consolidated balance sheets of Benton Oil and Gas Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benton Oil and Gas Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Los Angeles, California
March 24, 1998

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (in thousands)

                                                                              DECEMBER
                                                                      -----------------------
                                                                         1997          1996
                                                                      ---------     ---------
  ASSETS
      CURRENT ASSETS:
           Cash and cash equivalents                                  $  11,940     $  32,432
           Restricted cash                                                   48         4,500
           Marketable securities                                        156,436        52,004
           Accounts receivable:
               Accrued oil and gas revenue                               45,379        50,137
               Joint interest and other                                   8,029         9,860
           Prepaid expenses and other                                     2,463         1,591
                                                                      ---------     ---------
                   TOTAL CURRENT ASSETS                                 224,295       150,524

      RESTRICTED CASH                                                    74,288        68,000

      OTHER ASSETS                                                       12,497         6,186

      PROPERTY AND EQUIPMENT:
           Oil and gas properties (full cost method - costs of
               $31,588 and $25,987 excluded from
               amortization in 1997 and 1996, respectively)             367,756       259,622
           Furniture and fixtures                                         5,734         4,283
                                                                      ---------     ---------
                                                                        373,490       263,905
           Accumulated depletion and depreciation                      (100,293)      (52,870)
                                                                      ---------     ---------
                                                                        273,197       211,035
                                                                      ---------     ---------
                                                                      $ 584,277     $ 435,745
                                                                      =========     =========


  LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
           Accounts payable, trade and other                          $  43,490     $  43,594
           Accrued interest payable                                       5,533         3,776
           Payroll and related taxes                                      1,799         1,862
           Income taxes payable                                           4,535           889
           Short term borrowings                                          1,530           853
           Current portion of long term debt                              1,463         1,133
                                                                      ---------     ---------
                   TOTAL CURRENT LIABILITIES                             58,350        52,107

      DEFERRED INCOME TAXES                                              24,811        16,679

      LONG TERM DEBT                                                    280,016       175,028

      MINORITY INTEREST                                                  23,368        17,032

      COMMITMENTS AND CONTINGENCIES

      STOCKHOLDERS' EQUITY
           Preferred stock, par value $0.01 a share;
               Authorized 5,000 shares; outstanding, none
           Common stock, par value $0.01 a share;
               Authorized 40,000 shares; issued  29,522 and 28,898
               shares at December 31, 1997 and 1996, respectively           295           289
           Additional paid-in capital                                   146,125       140,648
           Retained earnings                                             52,011        33,962
           Treasury stock, at cost, 50 shares in 1997                      (699)            -
                                                                      ---------     ---------
                   TOTAL STOCKHOLDERS' EQUITY                           197,732       174,899
                                                                      ---------     ---------
                                                                      $ 584,277     $ 435,745
                                                                      =========     =========

See notes to consolidated financial statements

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                      (in thousands, except per share data)



                                                                             YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                          1997         1996         1995
                                                                         --------    --------    --------
REVENUES
      Oil and gas sales                                                  $163,957    $147,703    $ 62,157
      Gain on sale of properties                                                        7,175
      Net gain on exchange rates                                            2,285       2,820         998
      Investment earnings and other                                        12,777       7,368       1,913
                                                                         --------    --------    --------
                                                                          179,019     165,066      65,068
                                                                         --------    --------    --------

EXPENSES
      Lease operating costs and production taxes                           41,887      24,518      10,703
      Depletion, depreciation and amortization                             47,592      34,525      17,411
      General and administrative                                           23,436      18,906       9,411
      Interest                                                             24,245      16,128       7,497
      Partnership exchange expenses                                                     2,140
      Litigation settlement expenses                                                                1,673
                                                                         --------    --------    --------
                                                                          137,160      96,217      46,695
                                                                         --------    --------    --------

INCOME  BEFORE INCOME TAXES AND MINORITY INTEREST                          41,859      68,849      18,373
INCOME TAXES                                                               17,477      20,508       2,478
                                                                         --------    --------    --------
INCOME  BEFORE MINORITY INTEREST                                           24,382      48,341      15,895
MINORITY INTEREST                                                           6,333       9,984       5,304
                                                                         --------    --------    --------


INCOME BEFORE EXTRAORDINARY CHARGE                                         18,049      38,357      10,591
EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF
      DEBT, NET OF TAX BENEFIT OF $879                                                 10,075
                                                                         --------    --------    --------
NET INCOME                                                               $ 18,049    $ 28,282    $ 10,591
                                                                         ========    ========    ========

NET INCOME  PER COMMON SHARE:
Basic:
      Income before extraordinary charge                                 $   0.62    $   1.42    $   0.42
      Extraordinary charge                                                      -        0.38           -
                                                                         --------    --------    --------
           Net Income                                                    $   0.62    $   1.04    $   0.42
                                                                         ========    ========    ========
Diluted:
      Income before extraordinary charge                                 $   0.59    $   1.29    $   0.40
      Extraordinary charge                                                      -        0.34           -
                                                                         --------    --------    --------
           Net Income                                                    $   0.59    $   0.95    $   0.40
                                                                         ========    ========    ========

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                                 (in thousands)

                                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                          COMMON                    ADDITIONAL    RETAINED
                                          SHARES      COMMON          PAID-IN     EARNINGS     TREASURY      TOTAL
                                          ISSUED      STOCK           CAPITAL     (DEFICIT)     STOCK
                                   ---------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1995                24,900     $     249     $  92,921    $  (4,911)                  $  88,259

Issuance of common shares:
      Exercise of warrants                     3                          29                                       29
      Exercise of stock options              273             3         1,335                                    1,338
      Conversion of notes and
           debentures                        333             3         3,507                                    3,510
      Securities registration costs                                      (46)                                     (46)
Net income                                                                          10,591                     10,591
                                        ---------     ---------    ---------     ---------                  ---------

BALANCE AT DECEMBER 31, 1995              25,509           255        97,746        5,680                     103,681

Issuance of common shares:
      Exercise of warrants                   994            10        12,134                                   12,144
      Exercise of stock options              888             9         5,941                                    5,950
      Conversion of notes and
           debentures                        711             7         6,870                                    6,877
      Acquisitions                           796             8        18,574                                   18,582
      Securities registration costs                                     (617)                                    (617)
Net income                                                                         28,282                      28,282
                                       ---------     ---------     ---------     ---------                  ----------
BALANCE AT DECEMBER 31, 1996              28,898           289       140,648       33,962                     174,899
Issuance of common shares:
      Exercise of warrants                   343             3         3,524                                    3,527
      Exercise of stock options              281             3         1,953                                    1,956
      Treasury stock (50 shares)                                                                   (699)         (699)
Net income                                                                         18,049                      18,049
                                       ---------     ---------     ---------    ---------     ---------     ---------
  BALANCE AT DECEMBER 31, 1997            29,522     $     295     $ 146,125    $  52,011     $    (699)    $ 197,732
                                       =========     =========     =========    =========     =========     =========



See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (in thousands)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                              1997            1996            1995
                                                                           ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  18,049       $  28,282       $  10,591
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depletion, depreciation and amortization                                    47,592          34,525          17,411
  Net earnings from limited partnerships                                                                         (58)
  Amortization of financing costs                                              1,390             670             185
  (Gain) loss on disposition of assets                                            11          (6,950)             16
  Partnership exchange expenses                                                                2,140
  Minority interest in undistributed earnings of subsidiary                    6,336           9,984           5,304
  Extraordinary charge for early retirement of debt                                           10,075
  Deferred income taxes                                                        8,132          16,679
  Changes in operating assets and liabilities:
      Accounts receivable                                                      6,589         (35,180)        (12,882)
      Prepaid expenses and other                                                (872)         (1,377)            349
      Accounts payable                                                         1,381          21,328           9,905
      Accrued interest payable                                                 1,757           2,915             189
      Payroll and related taxes                                                  (63)          1,036             300
      Income taxes payable                                                     3,646             725           1,039
                                                                           ---------       ---------       ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                            93,948          84,852          32,349
                                                                           ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                                34,638          15,408
  Additions of property and equipment                                       (109,760)        (95,497)        (68,288)
  Increase in restricted cash                                                (13,436)        (74,050)         (1,864)
  Decrease in restricted cash                                                 11,600          21,864           1,100
  Purchases of marketable securities                                        (291,943)       (133,296)
  Maturities of marketable securities                                        187,511          81,292
  Distributions from limited partnerships                                                        277
                                                                           ---------       ---------       ---------
         NET CASH USED IN INVESTING ACTIVITIES                              (216,028)       (164,772)        (53,644)
                                                                           ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options and warrants                     5,483          17,818           1,320
  Purchase of treasury stock                                                    (699)
  Proceeds from issuance of short term borrowings and notes payable          116,190         181,921          24,557
  Payments on short term borrowings and notes payable                        (11,680)        (76,469)        (11,999)
  Prepayment premiums on debt retirement                                                     (10,632)
  Increase in other assets                                                    (7,706)         (6,466)           (596)
                                                                           ---------       ---------       ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                           101,588         106,172          13,282
                                                                           ---------       ---------       ---------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                             (20,492)         26,252          (8,013)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                32,432           6,180          14,193
                                                                           ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  11,940       $  32,432       $   6,180
                                                                           =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest expense                           $  20,860       $  13,519       $   7,012
                                                                           =========       =========       =========
  Cash paid during the year for income taxes                               $   4,589       $   3,287       $   1,885
                                                                           =========       =========       =========

See notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 1997, certain trade payables of GEOILBENT were converted to long term debt. The Company's proportionate share of the converted payables is $1,485,000.

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

During the year ended December 31, 1996, the Company financed the purchase of oil and gas equipment and services in the amount of $273,000. Also during the year ended December 31, 1996, the Company acquired the partners' interests in each of the three limited partnerships sponsored by the Company in exchange for an aggregate of 168,362 shares of the Company's common stock and warrants to purchase 587,783 shares of common stock at $11.00 per share, with a total value of $3,997,000.

During the year ended December 31, 1995, $1,393,000 of the Company's 8% convertible notes and $2,118,000 of the Company's 8% convertible debentures were retired in exchange for 118,785 and 214,237 shares of the Company's common stock, respectively.

During the year ended December 31, 1995, the Company financed the purchase of oil and gas equipment and services in the amount of $10,385,000 and leased office equipment in the amount of $54,000. Also during 1995, the Company acquired residential real estate for $1,725,000 in exchange for accounts and notes receivable from an officer of the Company totaling $1,181,000 resulting in an account payable of $544,000 (see Note 15).






See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations; all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value at December 31, 1997, consisted of $12.6 million in government backed notes, $139.4 million in commercial paper, $2.4 million in agreements to repurchase treasury securities and $2.0 million in bankers' acceptances and at December 31, 1996, consisted of $26.2 million in treasury securities and agreements to repurchase treasury securities, $19.8 million in commercial paper and $6.0 million in bankers' acceptances.


ACCOUNTS RECEIVABLE

The Company has recorded an allowance for doubtful accounts of $367,000 and $336,000 related to other accounts receivable at December 31, 1997 and 1996, respectively.

OTHER ASSETS

Other assets consist principally of costs associated with the issuance of long term debt. Debt issuance costs are amortized on a straight-line basis over the life of the debt.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $1,894,000, $1,441,000 and $2,282,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Depletion expense attributable to the Venezuelan cost center for the years ended December 31, 1997, 1996 and 1995 was $43,584,000, $29,523,000 and
$11,393,000 ($2.83, $2.33 and $2.09 per equivalent barrel), respectively. Depletion expense attributable to the Russian cost center for the years ended December 31, 1997, 1996 and 1995 was $3,079,000, $2,747,000 and $1,512,000
($3.50, $3.59 and $3.08 per equivalent barrel), respectively. Depletion expense attributable to the United States cost center for the years ended December 31, 1996 and 1995 was $1,705,000 and $4,187,000 ($6.55 and $5.98 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $879,000, $548,000 and $310,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

TAXES ON INCOME

Deferred income taxes reflect the net tax effects, calculated at currently enacted rates, of (a) future deductible/taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements or income tax returns and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded, if necessary, to reduce net deferred income tax assets to the amount expected to be recoverable.

FOREIGN CURRENCY

The Company has significant operations outside of the United States, principally in Russia and Venezuela. Both Russia and Venezuela are considered highly inflationary economies and, as a result, operations in those countries are remeasured in United States dollars and any currency gains or losses are recorded in the statement of income. The Company attempts to manage its operations in a manner to reduce its exposure to foreign exchange losses; however, there are many factors which affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond the influence of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the United States dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, marketable securities, short term borrowings and long term debt. The book values of all financial instruments, other than long term debt, are representative of their fair values due to their short term maturities. The carrying values of the Company's long term debt, except for the senior unsecured notes, are considered to approximate their fair values because their interest rates are comparable to current rates available to the company. The aggregate fair value of the Company's senior unsecured notes, based on the last trading prices at December 31, 1997, was approximately $246.7 million (carrying value of $230.0 million).

TREASURY STOCK

In June 1997, the Board of Directors instituted a treasury stock repurchase program under which the Company is authorized to purchase up to 1,500,000 shares of its common stock. The shares will be used for re-issuance in connection with the Company's employee stock option plan, treasury stock or for other corporate purposes to be determined in the future. During 1997, the Company repurchased 50,000 shares at an average price of $13.99 per share.

STOCK OPTIONS

Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires expanded disclosures of stock-based compensation arrangements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 ("APB 25") to its stock based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share (see Note 7).


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

RECLASSIFICATIONS

Certain items in 1996 and 1995 have been reclassified to conform to the 1997 financial statement presentation.


NOTE 2 - ACQUISITIONS AND SALES

In March 1995, the Company sold its 32.5% working interest in certain depths (above approximately 10,575 feet) in the West Cote Blanche Bay Field for an adjusted sales price of approximately $14.9 million. In April 1996, the Company sold its remaining interests in the West Cote Blanche Bay, Rabbit Island and Belle Isle Fields located in the Gulf Coast of Louisiana for approximately $35.4 million, resulting in a gain of approximately $7.2 million after adjustments for revenues and expenses subsequent to the effective date of December 31, 1995 and satisfaction of a net profits interest associated with the properties. In conjunction with this sale and to obtain the required consents for such sale, the Company agreed to repay $35 million in senior unsecured notes and a $5 million revolving credit facility which was secured in part by these properties. Debt prepayment premiums and related costs totaling approximately $11.0 million ($10.1 million net of tax benefits) were recognized as an extraordinary charge in 1996.

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

NOTE 3 - LONG TERM DEBT

Long term debt consists of the following at December 31 (in thousands):

                                                                                 1997          1996
                                                                               --------      --------
Senior unsecured notes with interest at 9.375%
    See description below                                                      $105,000
Senior unsecured notes with interest at 11.625%
    See description below                                                       125,000      $125,000
Benton-Vinccler credit facility with interest at
    LIBOR plus 6.125%. Collateralized by a time deposit
    of the Company earning approximately LIBOR plus 5.75%
    See description below                                                        50,000        50,000
Other                                                                             1,479         1,161
                                                                               --------      --------
                                                                                281,479       176,161
Less current portion                                                              1,463         1,133
                                                                               --------      --------
                                                                               $280,016      $175,028
                                                                               ========      ========


In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007.The Company subsequently repurchased $10 million of the notes at their par value. Interest on the notes is due May 1 and November 1 of each year, beginning May 1, 1998. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At December 31, 1997, the Company was in compliance with all covenants of the indenture. The proceeds will be used for general corporate purposes, including the Company's ongoing exploration and development programs.

In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreement provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At December 31, 1997, the Company was in compliance with all covenants of the indenture.

In August 1996, Benton-Vinccler entered into a $50 million, long term credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company and bears interest at LIBOR plus 6.125% (11.844% at December 31, 1997) and matures in August 1999. The Company will receive interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

The principal payment requirements for the long term debt outstanding at December 31, 1997 are as follows for the years ending December 31 (in thousands):

                    1998                  $  1,463
                    1999                    50,013
                    2000                         3
                    2001                         -
                    2002                         -
                    Subsequent Years       230,000
                                          --------
                                          $281,479
                                          ========

                                      S-10

NOTE 4 - SHORT TERM BORROWINGS

GEOILBENT has periodically received production payment advances against future oil shipments from export marketers. The advances are repaid through withholdings from oil sales on a monthly basis and bear interest at market rates. At December 31, 1997 and 1996, no amounts were outstanding under such production payment advances. GEOILBENT also entered into an agreement with Morgan Guaranty for a short term credit facility under which the Company provides cash collateral for the loans to GEOILBENT. At December 31, 1997 and 1996, the Company's proportionate share of the outstanding short term borrowings of GEOILBENT was $1.5 million and $0.9 million, respectively.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana against the Company and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of the West Cote Blanche Bay Properties for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that at the time of Tesla's acquisition, it was insolvent and that it paid a price in excess of the fair value of the property. The Company intends to vigorously contest the suit and in its management's opinion, while it is unlikely that the suit will result in a material adverse effect on the Company's financial statements, it is too early to assess the probability of such an outcome.

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

Investors in partnerships which were sponsored by a third party have sued the Company on the theory that since it provided oil and gas drilling prospects to those partnerships and operated substantially all of their properties, it was responsible for alleged violations of securities laws in connection with the offer and sale of interests, contractual breach of fiduciary duty and fraud. The Company entered into a settlement agreement related to these claims, whereby the Company paid $990,000 to the plaintiffs in full settlement of these claims. Legal fees of $683,000 in addition to the settlement amount were included in litigation settlement expenses for the year ended December 31, 1995.

The Company has entered into a 15 year lease agreement for office space currently under construction in Carpinteria, California. It is anticipated that the building will be ready for occupancy in late 1998. The Company will lease the entire building (50,000 square feet) for $72,500 per month, subject to adjustments for tenant improvements, with annual rent adjustments based on certain changes in the Consumer Price Index. The Company intends to sublet a portion of the building which would not be immediately needed for operations.

The Company's aggregate rental commitments for noncancellable agreements at December 31, 1997, are as follows (in thousands):


                                Rental Commitments         Sub-Lease
                                ------------------         ---------

                    1998            $   719                 $     -
                    1999              1,277                     337
                    2000              1,208                     337
                    2001              1,190                     337
                    2002              1,179                     337
                    Thereafter       10,187                     675
                                    -------                 -------
                                    $15,760                 $ 2,023
                                    =======                 =======

Rental expense was $2,037,000, $2,233,000 and $1,981,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 6 - TAXES ON INCOME

The tax effects of significant items comprising the Company's net deferred income taxes as of December 31, 1997 and 1996 are as follows (in thousands):

                                                   1997           1996
                                                 --------       --------

          Deferred tax assets:
               Operating loss carryforwards      $ 24,529       $ 20,970
               Other                                  338            720
               Valuation allowance                (13,841)       (14,498)
                                                 --------       --------
          Total                                    11,026          7,192
                                                 --------       --------

          Deferred tax liabilities:
               Difference in basis of property    (35,837)       (23,871)
                                                 --------       --------
          Net deferred tax liability             $(24,811)      $(16,679)
                                                 ========       ========


The components of income before income taxes and minority interest are as follows (in thousands):


                                                 1997           1996          1995
                                               --------       --------      --------
       Income (loss) before income taxes:
       United States                           $ (5,989)      $  3,063      $ (9,500)
       Foreign                                   47,848         65,787        27,873
                                               --------       --------      --------
       Total                                   $ 41,859       $ 68,850      $ 18,373
                                               ========       ========      ========


The provision for income taxes consisted of the following at December 31, (in thousands):


                                             1997           1996          1995
                                           --------       --------      --------
       Current:
         United States                     $  4,617       $  2,282      $    919
         Foreign                              4,728          1,547         1,559
                                           --------       --------      --------
                                              9,345          3,829         2,478
                                           --------       --------      --------

       Deferred:
         United States                       (3,573)             -             -
         Foreign                             11,705         16,679             -
                                           --------       --------      --------
                                              8,132         16,679             -
                                           --------       --------      --------
                                           $ 17,477       $ 20,508      $  2,478
                                           ========       ========      ========

A comparison of the income tax expense at the federal statutory rate to the Company's provision for income taxes is as follows (in thousands):

                                                         1997           1996           1995
                                                       --------       --------       --------
       Computed tax expense at the statutory rate      $ 14,651       $ 24,097       $  6,431
       State income taxes, net of federal effect          1,072          1,249            919
       Rate differential for foreign income                (314)        (4,800)        (7,278)
       Change in valuation allowance and other            2,068            (38)         2,406
                                                       --------       --------       --------
       Provision for income taxes                      $ 17,477       $ 20,508       $  2,478
                                                       ========       ========       ========


At December 31, 1997, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $63 million, expiring in the years 2003 through 2012. If the carryforwards are ultimately realized, approximately $13 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options.

The Company has not provided for United States income taxes on $93 million of foreign subsidiaries' unremitted earnings at December 31, 1997 which are expected to be reinvested indefinitely. It is not practicable to determine the amount of income taxes that might be payable if such earnings are ultimately repatriated.


NOTE 7 - STOCK OPTIONS

The Company adopted its 1988 Stock Option Plan in December 1988 authorizing options to acquire up to 418,824 shares of common stock. Under the plan, incentive stock options ("ISOs") were granted to a key employee and other non-qualified stock options ("NQSOs"), stock or bonus rights were granted to other key employees, directors, independent contractors and consultants at prices equal to or below market price, exercisable over various periods. The remaining options to purchase 80,000 shares of common stock for $4.89 per share were exercised during 1995. During 1989, the Company adopted its 1989 Nonstatutory Stock Option Plan covering 2,000,000 shares of common stock which were granted to key employees, directors, independent contractors and consultants at prices equal to or below market prices, exercisable over various periods. The plan was amended during 1990 to add 1,960,000 shares of common stock to the plan.

In September 1991, the Company adopted the 1991-1992 Stock Option Plan and the Directors' Stock Option Plan. The 1991-1992 Stock Option Plan, as amended in 1996 and 1997, permits the granting of stock options to purchase up to 4,800,000 shares of the Company's common stock in the form of ISOs and NQSOs to officers and employees of the Company. Options may be granted as ISOs, NQSOs or a combination of each, with exercise prices not less than the fair market value of the common stock on the date of the grant. The amount of ISOs that may be granted to any one participant is subject to the dollar limitations imposed by the Internal Revenue Code of 1986, as amended. In the event of a change in control of the Company, all outstanding options become immediately exercisable to the extent permitted by the 1991-1992 Stock Option Plan. All options granted to date under the 1991-1992 Stock Option Plan vest ratably over a three-year period from their dates of grant and expire ten years from grant date or one year after retirement, if earlier.

The Directors' Stock Option Plan permits the granting of nonqualified stock options ("Director NQSOs") to purchase up to 400,000 shares of common stock to nonemployee directors of the Company. Upon election as a director and annually thereafter, each individual who serves as a nonemployee director automatically is granted an option to purchase 10,000 shares of common stock at a price not less than the fair market value of common stock on the date of grant. All Director NQSOs vest automatically on the date of the grant of the options and at December 31, 1997, options to purchase 250,000 shares of common stock were both outstanding and exercisable.

A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below (shares in thousands):

                                                          1997                      1996                    1995
                                                   -------------------      -------------------      -------------------
                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                                   AVERAGE                  AVERAGE                  AVERAGE
                                                   EXERCISE                 EXERCISE                 EXERCISE
                                                    PRICE        SHARES       PRICE       SHARES       PRICE       SHARES
                                                    ------       ------      ------       ------      ------       ------
       Outstanding at beginning of the year:        $10.78       3,037       $ 8.04       3,342       $ 6.74       3,034
       Options granted                               14.32         889        19.33         658        13.86         558
       Options exercised                              6.61        (224)        6.69        (886)        4.92        (193)
       Options canceled                              14.41        (139)       12.14         (77)        6.53         (57)
                                                                 ------                  ------                   ------
       Outstanding at end of the year                11.78       3,563        10.78       3,037         8.04       3,342
                                                                ======                   ======                   ======
       Exercisable at end of the year                 9.43       2,206         7.90       1,887         6.76       2,209
                                                                ======                   ======                   ======

Significant option groups outstanding at December 31, 1997 and related weighted average price and life information follow (shares in thousands):


      RANGE OF         NUMBER OUTSTANDING        WEIGHTED-AVERAGE          WEIGHTED-             NUMBER             WEIGHTED-
      EXERCISE                 AT                    REMAINING         AVERAGE EXERCISE      EXERCISABLE AT          AVERAGE
      PRICES            DECEMBER 31, 1997         CONTRACTUAL LIFE           PRICE          DECEMBER 31, 1997     EXERCISE PRICE
      ------           -------------------       -------------------   ----------------     -----------------     --------------
      $ 2.39                      52                 2.2 Years             $   2.39                    52           $   2.39
    4.89 - 7.00                  765                 4.4 Years                 5.52                   765               5.52
   7.50 - 10.88                  880                 5.2 Years                 8.86                   869               8.85
   11.50 - 16.50               1,269                 9.0 Years                13.74                   328              14.35
   17.38 - 24.13                 597                 9.1 Years                20.76                   192              21.10
                              ------                                                                -----
                               3,563                                                                2,206
                              ======                                                                =====

The weighted average fair value of the stock options granted from the 1991-1992 Stock Option Plan and the Directors' Stock Option Plan during 1997, 1996 and 1995 was $9.83, $13.10, $8.92 respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                               1997                  1996                  1995
                                                            ----------             ---------            -------

                   Expected life                             9.0 years             8.6 years             7.5 years
                   Risk-free interest rate                     6.0%                  6.2%                  6.0%
                   Volatility                                   54%                   54%                   54%
                   Dividend yield                               0%                    0%                    0%

The Company accounts for stock-based compensation in accordance with APB 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the plans been determined consistent with SFAS 123, the Company's pro forma net income and earnings per share for 1997, 1996 and 1995 would have been as follows (in thousands, except per share data):


                                                                       1997           1996             1995
                                                                     -------         -------          -------
            Net income:
                   Income before extraordinary charge                $13,343         $36,083          $10,369
                   Extraordinary charge                                  -            10,075                -
                                                                     -------         -------          -------
                       Net income                                    $13,343         $26,008          $10,369
                                                                     =======         =======          =======

            Net income per common share:
               Basic:
                   Income before extraordinary charge               $   0.46       $    1.33        $    0.41
                   Extraordinary charge                                    -            0.37               -
                                                                     -------         -------          -------
                       Net income                                   $   0.46       $    0.96        $    0.41
                                                                    ========       =========        =========
               Diluted:
                   Income before extraordinary charge               $   0.44       $    1.22        $    0.39
                   Extraordinary charge                                    -            0.34               -
                                                                     -------         -------          -------
                       Net income                                   $   0.44       $    0.88        $    0.39
                                                                    ========       =========        =========

In connection with the acquisition of Crestone by the Company in December 1996, the Company adopted the Crestone Energy Corporation 1996 Stock Option Plan. Under the plan, Crestone is authorized to issue up to 107,571 options to purchase the Company's common stock for $7.00 per share. The plan was adopted in substitution of Crestone's stock option plan and all options to purchase shares of Crestone common stock were replaced, under the plan, by options to purchase shares of the Company's common stock. All options were issued upon the acquisition of Crestone and vested upon issuance. At December 31, 1997, options to purchase 98,713 shares of common stock were both outstanding and exercisable.

In addition to options issued pursuant to the plans, options for 10,000 and 15,000 shares of common stock were issued in 1997 and 1995, respectively, to individuals other than officers, directors or employees of the Company at prices ranging from $10.88 to $11.88 which vest over three to four years. At December 31, 1997, a total of 208,500 options issued outside the plans were outstanding, 183,500 of which were vested.


NOTE 8 - STOCK WARRANTS

During the years ended December 31, 1996 and 1995, the Company issued a total of 587,783 and 125,000 warrants, respectively. Each warrant entitles the holder to purchase one share of common stock at the exercise price of the warrant. Substantially all the warrants are immediately exercisable upon issuance.

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

In January 1996, 587,783 warrants were issued in connection with an exchange offer under which the Company acquired the outstanding limited partnership interests in three limited partnerships sponsored by the Company (see Note 2). During the years ended December 31, 1997 and 1996, 1,578 and 9,215, respectively, of the warrants were exercised.

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at December 31, 1997 were (shares in thousands):



      DATE ISSUED           EXPIRATION DATE     EXERCISE PRICE          ISSUED    OUTSTANDING
-------------------------------------------------------------------------------------------------
       July 1994               July 2004             $  7.50               150                8
                                                                                            250
     September 1994         September 2002              9.00               250
                                                                                             50
     December 1994           December 2004             12.00                50
                                                                                            125
        June 1995              June 2007               17.09               125
      January 1996           January 1999              11.00               588              577
                                                                         -----            -----
                                                                         1,163            1,010
                                                                         =====            =====

NOTE 9 - RUSSIAN OPERATIONS

The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements ("GEOILBENT Credit Facility"). Initial funding of $10.2 million and $1.8 million occurred in October 1997 and January 1998. The proceeds from the loans will be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Additional borrowings will be based on achieving certain reserve and production milestones. The Company's share of the borrowings are not included in the accompanying financial statements because they occurred subsequent to September 30, 1997, the end of the fiscal period for GEOILBENT.
                                      S-15

For the period January 1 through June 30, 1996, the Company recorded an expense for the Russian export tariff of $845,000. GEOILBENT received a waiver from the export tariff for 1995 and in July 1996, such oil export tariffs were terminated in conjunction with a loan agreement with the International Monetary Fund. Excise, pipeline and other taxes continue to be levied on all oil producers and certain exporters. Although the Russian regulatory environment has become less volatile, the Company is unable to predict the impact of taxes, duties and other burdens for the future.

NOTE 10 - VENEZUELA OPERATIONS

On July 31, 1992, the Company and its partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., then one of three exploration and production affiliates of the national oil company, Petroleos de Venezuela, S.A ("PDVSA") which have subsequently all been combined into PDVSA Petroleo y Gas, S.A. ("P&G"). The operating service agreement covers the Uracoa, Bombal and Tucupita fields that comprise the South Monagas Unit ("Unit"). Under the terms of the operating service agreement, Benton-Vinccler, C.A. ("Benton-Vinccler"), a corporation owned 80% by the Company and 20% by Vinccler, is a contractor for P&G and is responsible for overall operations of the Unit, including all necessary investments to reactivate and develop the fields comprising the Unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement (which amount is periodically adjusted to reflect changes in the average of certain world crude oil prices). The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration ("LL&E"), which was recently acquired by Burlington Resources, Inc., and Norcen Energy Resources, LTD ("Norcen"), recently acquired by Union Pacific Resources Group Inc., were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing a 839 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million and requires that the Company, LL&E and Norcen each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, LL&E will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed and the Company posted an $18 million standby letter of credit, which is collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see Note 5). As of December 31, 1997, the Company' share of expenditures to date was $4.0 million.

NOTE 11 - CHINA OPERATIONS

In December 1996, the Company acquired Crestone, a privately held corporation headquartered in Denver, Colorado, for 628,142 shares of common stock and options to purchase 107,571 shares of the Company's common stock at $7.00 per share, valued at $14.6 million. Crestone's primary asset is a large undeveloped acreage position in the South China Sea, under a petroleum contract with China National Offshore Oil Corporation ("CNOOC") of the People's Republic of China for an area known as Wan'An Bei, WAB-21. Crestone will, as a wholly owned subsidiary of the Company, continue as the operator and contractor of WAB-21. Crestone has submitted an exploration program and budget to CNOOC for 1997. However, due to certain territorial disputes over the sovereignty of the contract area, it is unclear when such program will commence.

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company will acquire a 50% participation interest in Shell's Liaohe area onshore exploration projection in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell will be the operator of the project. The Company is required to pay to Shell 50% of Shell's costs to date, estimated to be approximately $4.0 million ($2 million to the Company) and to pay 100% of the first $8.0 million of the costs for the phase one exploration period, after which, costs will be shared equally. If the first phase of the exploration period results in a commercial discovery and if the Company elects to continue to phase two, then the Company will pay 100% of the first $8.0 million of the costs of the second phase of the exploration period, after which, costs will be shared equally. The Company and Shell will share costs equally for the third exploration phase. As of December 31, 1997, the Company had incurred $0.2 million related to the farmout agreement.

NOTE 12 - SANTA BARBARA OPERATIONS

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases from Molino Energy. The project area covers the Molino, the Gaviota and the Caliente fields, located approximately 35 miles west of Santa Barbara, California. Molino Energy holds a 100% working interest in each of the leases. The Company serves as operator of the project. In consideration of the 40% participation interest, the Company will initially pay 100% of the costs of the first well to be drilled on the block, which began in March 1998. The Company's cost participation in the first well will be reduced to 53% when an amount equal to 70% of costs of $2.5 million incurred by Molino Energy prior to the agreement with the Company is paid from 47% of the Company's initial cost participation. The Company will then pay 40% of all subsequent costs. As of December 31, 1997, the Company had incurred $2.7 million related to the project.


NOTE 13 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority to explore, develop and produce the Sirhan block in southeastern Jordan. The Sirhan block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which is expected to last approximately two years. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years. At December 31, 1997, the Company had incurred $1.3 million related to the PSA.


NOTE 14 - SENEGAL OPERATIONS

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. In addition, the Company obtained exclusive rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea Bissau border in the south, and to choose certain blocks for further data acquisition and exploration drilling. The Company's working interest in any offshore discovery will be 85% with the remainder held by Petrosen.

The Company's $5.4 million work commitment on the Thies Block where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41 kilometer (approximately 25 mile) gas pipeline en route to Senegal's main electric generating facility near Dakar.

NOTE 15 - RELATED PARTY TRANSACTIONS

In December 1995, the Company purchased a home from Mr. A. E. Benton, its Chief Executive Officer, for $1.7 million, based on independent appraisals, and from the proceeds Mr. Benton repaid the balance owed to the Company of $593,000 plus accrued interest and a $300,000 loan guaranteed by the Company. During 1996 and 1997, the Company made loans to Mr. Benton, Mr. M.B. Wray, its Vice Chairman, and Mr. J.M. Whipkey, its Chief Financial Officer, each loan bearing interest at 6%. At December 31, 1996, the balances owed to the Company by Mr. Benton and Mr. Wray were $0.3 million and $0.6 million, respectively. At December 31, 1997, the balances owed to the Company by Mr. Benton, Mr. Wray and Mr. Whipkey were $2.0 million, $0.7 million and $0.5 million, respectively.

NOTE 16 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 was adopted by the Company in December 1997 and earnings per share for all prior periods have been restated. The numerator (income) and denominator (shares) of the basic and diluted earnings per share computations for income before extraordinary charge were (in thousands, except per share amounts):


                                                    INCOME      SHARES  AMOUNT PER SHARE
                                                    ------      ------  ----------------
FOR THE YEAR ENDED DECEMBER 31, 1997
BASIC EPS
Income available to common stockholders             $18,049     29,119     $0.62
                                                    =======     ======     =====

Effect of Dilutive Securities:
Stock options and warrants                             --        1,715
                                                                ------     -----

DILUTED EPS
Income available to common stockholders             $18,049     30,834     $0.59
                                                    =======     ======     =====

FOR THE YEAR ENDED DECEMBER 31, 1996
BASIC EPS
Income available to common stockholders             $38,357     27,088     $1.42
                                                    =======     ======     =====

Effect of Dilutive Securities:
Convertible notes and debentures                         33        223
Stock options and warrants                             --        2,502
                                                    -------     ------     -----

DILUTED EPS
Income available to common stockholders
  and assumed conversions                           $38,390     29,813     $1.29
                                                    =======     ======     =====

FOR THE YEAR ENDED DECEMBER 31, 1995
BASIC EPS
Income available to common stockholders             $10,591     25,084     $0.42
                                                    =======     ======     =====

Effect of Dilutive Securities:
Stock options and warrants                             --        1,589
                                                    -------     ------

DILUTED EPS
Income available to common stockholders             $10,591     26,673     $0.40
                                                    =======     ======     =====



For the years ended December 31, 1997, 1996 and 1995, 581,324, 135,579, and
117,562 options, respectively, were excluded from the earnings per share calculations because they were anti-dilutive.

NOTE 17 - MAJOR CUSTOMERS

The Company is principally involved in the business of oil and gas exploration and production. P&G was the only oil and gas purchaser which represented more than 10% of the Company's oil and gas revenues during the years ended December 31, 1997, 1996 and 1995, representing 94%, 93% and 79%, respectively.

NOTE 18 - OIL AND GAS ACTIVITIES

Total costs incurred in oil and gas acquisition, exploration and development activities were (in thousands):

                                                                        UNITED STATES
                                                                              AND
                                  VENEZUELA       RUSSIA        CHINA        OTHER        TOTAL
                                  ---------       ------        -----        -----        -----

YEAR ENDED DECEMBER 31, 1997

     Development costs               $95,791      $ 2,652                                 $ 98,443

     Exploration costs                 3,919           33      $ 1,088      $  5,718        10,758
                                     -------      -------      -------      --------      --------

                                     $99,710      $ 2,685      $ 1,088      $  5,718      $109,201
                                     =======      =======      =======      ========      ========

YEAR ENDED DECEMBER 31, 1996

     Property acquisition costs                                $15,106      $  1,139      $ 16,245

     Development costs               $82,197      $ 6,047                      1,498        89,742

     Exploration costs                 1,393                       279           715         2,387
                                     -------      -------      -------      --------      --------

                                     $83,590      $ 6,047      $15,385      $  3,352      $108,374
                                     =======      =======      =======      ========      ========

YEAR ENDED DECEMBER 31, 1995

     Property acquisition costs                                              $   436     $     436
                                     -------      -------                   --------      --------

     Development costs              $ 54,533     $ 12,374                      5,463        72,370

     Exploration costs                   112                                     593           705
                                     -------      -------                   --------      --------
                                    $ 54,645     $ 12,374                     $6,492       $73,511
                                    ========     ========                   ========      ========

The Company's aggregate amount of capitalized costs related to oil and gas producing activities consists of the following at December 31 (in thousands):

                                                                                                UNITED STATES
                                                                                                    AND
                                                      VENEZUELA         RUSSIA       CHINA         OTHER         TOTAL
                                                      ---------         ------       -----      ------------     -----

   DECEMBER 31, 1997

   Proved property costs                             $ 283,469       $ 48,176                                  $ 331,645

   Costs excluded from amortization                      7,742            842       $16,473      $  6,531         31,588

   Oilfield inventories                                  3,627            896                                      4,523

   Less accumulated depletion                          (89,727)        (8,276)                                   (98,003)
                                                     ---------       --------       -------      --------      ---------
                                                     $ 205,111       $ 41,638       $16,473      $  6,531      $ 269,753
                                                     =========       ========       =======      ========      =========

DECEMBER 31, 1996

   Proved property costs                             $ 182,566       $ 45,523                                  $ 228,089

   Costs excluded from amortization                      8,935            809       $15,385      $    858         25,987

   Oilfield inventories                                  5,545                                                     5,545

   Less accumulated depletion                          (46,143)        (5,197)                                   (51,340)
                                                     ---------       --------       -------      --------      ---------


                                                     $ 150,903       $ 41,135       $15,385      $    858      $ 208,281
                                                     =========       ========       =======      ========      =========

DECEMBER 31, 1995
   Proved property costs                             $  93,911       $ 37,070                                  $ 130,981

   Costs excluded from amortization                     14,001          3,215                    $    709         17,925

   Properties held for sale (net of accumulated
       depletion of $8,344,830)                                                                    22,885         22,885

   Oilfield inventories                                  5,307                                         13          5,320

   Less accumulated depletion                          (16,620)        (2,450)                                   (19,070)
                                                     ---------       --------                    --------      ---------
                                                     $  96,599       $ 37,835                    $ 23,607      $ 158,041
                                                     =========       ========                    ========      =========

The Company regularly evaluates its unproved properties to determine whether impairment has occurred. The Company has excluded from amortization its interest in unproved properties, the cost of uncompleted exploratory activities, and portions of major development costs. The principal portion of such costs, excluding those related to the acquisition of Crestone, is expected to be included in amortizable costs during the next two to three years. The ultimate timing of when the costs related to the acquisition of Crestone will be included in amortizable costs is uncertain.

Excluded costs at December 31, 1997 consisted of the following by year incurred (in thousands):

                                          TOTAL             1997             1996           1995       PRIOR TO 1995
                                          -----             ----             ----           ----       -------------
Property acquisition costs                $15,106                         $15,106

Exploration costs                          16,482           13,195          2,042           $351            $894
                                          -------          -------        -------           ----            ----
                                          $31,588          $13,195        $17,148           $351            $894
                                          =======          =======        =======           ====            ====


Results of operations for oil and gas producing activities were (in thousands):


                                                        VENEZUELA     RUSSIA        UNITED STATES     TOTAL
                                                        ---------     ------        -------------     -----

YEAR ENDED DECEMBER 31, 1997

     Oil and gas revenues                               $154,119      $  9,925       $    (87)      $163,957

     Expenses:

        Lease operating costs and production taxes        34,516         7,349             22         41,887

        Depletion                                         43,584         3,079           --           46,663
                                                        --------      --------       --------       --------
          Total expenses                                  78,100        10,428             22         88,550
                                                        --------      --------       --------       --------
     Results of operations from oil and gas
         producing activities                           $ 76,019      $   (503)      $   (109)      $ 75,407
                                                        ========      ========       ========       ========



YEAR ENDED DECEMBER 31, 1996

     Oil and gas revenues                               $136,840      $  9,047       $  4,676       $150,563

     Expenses:

        Lease operating costs and production taxes        17,669         6,605            243         24,517

        Depletion                                         29,523         2,747          1,705         33,975
                                                        --------      --------       --------       --------
          Total expenses                                  47,192         9,352          1,948         58,492
                                                        --------      --------       --------       --------
      Results of operations from oil and gas
          Producing activities                          $ 89,648      $   (305)      $  2,728       $ 92,071
                                                        ========      ========       ========       ========



YEAR ENDED DECEMBER 31, 1995

     Oil and gas revenues                               $ 49,174      $  6,016       $  7,683       $ 62,873

     Expenses:

        Lease operating costs and production taxes         6,483         2,764          1,456         10,703

        Depletion                                         11,393         1,512          4,188         17,093
                                                        --------      --------       --------       --------
          Total expenses                                  17,876         4,276          5,644         27,796
                                                        --------      --------       --------       --------
     Results of operations from oil and gas
        producing activities                            $ 31,298      $  1,740       $  2,039       $ 35,077
                                                        ========      ========       ========       ========

Beginning in 1995, GEOILBENT (owned 34% by the Company) has been included in the consolidated financial statements based on a fiscal period ending September 30 and, accordingly, results of operations for oil and gas producing activities in Russia for 1995 reflect the nine months ended September 30, 1995. Oil and gas revenues and expenses in Russia for the quarter ended December 31, 1995 of $2.4 million and $2.0 million, respectively, have been included in the Company's consolidated results of operations for 1996.

In May 1994, the Company entered into a commodity hedge agreement designed to reduce a portion of the Company's risk from oil price movements through December 31, 1996. Pursuant to the hedge agreement, the Company received $16.82 per Bbl and paid the average price per Bbl of West Texas Intermediate Light Sweet Crude Oil. Such terms applied to production of 1,000 Bbl of oil per day for 1994, 1,250 Bbl of oil per day in 1995 and 1,500 Bbl of oil per day for 1996. During the years ended December 31, 1996 and 1995, respectively, the Company incurred losses of $2,860,000 and $716,000, respectively, under the hedge agreement which reduced oil and gas sales.


QUANTITIES OF OIL AND GAS RESERVES (UNAUDITED)

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and P&G, under which all mineral rights are owned by the government of Venezuela. Sales of reserves in place in 1995 include reserves related to the United States properties sold in April 1996 (see Note
2), respectively.

The evaluations of the oil and gas reserves as of December 31, 1997, 1996, 1995 and 1994 were audited by Huddleston & Co., Inc., independent petroleum engineers.

                                                                      UNITED                  MINORITY INTEREST
                                             VENEZUELA    RUSSIA      STATES        TOTAL        IN VENEZUELA   NET TOTAL
                                             -----------------------------------------------------------------------------
PROVED RESERVES - CRUDE OIL, CONDENSATE, AND
GAS LIQUIDS (MBBLS)
    YEAR ENDED DECEMBER 31, 1997
    Proved reserves beginning of the year        86,076   23,544                  109,620           (17,215)      92,405
      Revisions of previous estimates            17,043    3,449                   20,492            (3,409)      17,083
      Extensions, discoveries and improved        6,947                             6,947            (1,389)       5,558
      recovery
      Production                                (15,395)    (880)                 (16,275)            3,079      (13,196)
                                                -------- --------                 --------          -------      --------
   Proved reserves end of year                   94,671   26,113                  120,784           (18,934)     101,850
                                                =======   ======                  =======           ========     =======
    YEAR ENDED DECEMBER 31, 1996
    Proved reserves beginning of the year        73,593   22,618                   96,211           (14,718)      81,493
      Revisions of previous estimates           (10,951)     712                  (10,239)            2,190       (8,049)
      Extensions, discoveries and improved       36,082      979                   37,061            (7,216)      29,845
      recovery
      Production                                (12,648)    (765)                 (13,413)            2,529      (10,884)
                                                -------- --------                 --------         --------      --------
   Proved reserves end of year                   86,076   23,544                  109,620           (17,215)      92,405
                                                =======   ======                  =======           =======      =======
   YEAR ENDED DECEMBER 31, 1995
   Proved reserves beginning of the year         60,707   17,540         233       78,480           (12,141)      66,339
      Revisions of previous estimates           (12,877)                (107)     (12,984)            2,575      (10,409)
      Extensions, discoveries and improved       31,219    5,569          91       36,879            (6,243)      30,636
      recovery
      Production                                 (5,456)    (491)        (69)      (6,016)            1,091       (4,925)
      Sales of reserves in place                                        (148)        (148)                          (148)
                                              --------- ----------    ------    ---------       -----------     --------
   Proved reserves end of year                   73,593   22,618           0       96,211           (14,718)      81,493
                                                 ======   ======     =======     ========           ========    ========
PROVED DEVELOPED RESERVES AT:
   December 31, 1997                             68,868    5,443                   74,311           (13,774)      60,537
   December 31, 1996                             47,805    3,417           0       51,222            (9,561)      41,661
   December 31, 1995                             30,032    3,475           0       33,507            (6,006)      27,501
   January 1, 1995                               12,580    2,772         155       15,507            (2,516)      12,991

PROVED RESERVES - NATURAL GAS (MMCF)
   YEAR ENDED DECEMBER 31, 1996
   Proved reserves beginning of the year                                   6            6                              6
      Production                                                          (1)          (1)                            (1)
      Sales of reserves in place                                          (5)          (5)                            (5)
                                                                    ---------     --------                      ---------
   Proved reserves end of year                                             0            0                              0
                                                                   =========    =========                      =========
   YEAR ENDED DECEMBER 31, 1995
   Proved reserves beginning of the year                              16,077       16,077                         16,077
      Revisions of previous estimates                                 (5,395)      (5,395)                        (5,395)
      Extensions, discoveries and improved                            12,927       12,927                         12,927
      recovery
      Production                                                      (3,785)      (3,785)                        (3,785)
      Sales of reserves in place                                     (19,818)     (19,818)                       (19,818)
                                                                     -------      -------                        -------
   Proved reserves end of year                                              6           6                              6
                                                                  ===========  ==========                     ==========
PROVED DEVELOPED RESERVES AT:
    December 31, 1995                                                      6            6                              6
    January 1, 1995                                                    8,385        8,385                          8,385

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

The standardized measure of discounted future net cash flows as of December 31, 1997 was calculated using prices in effect at December 31, 1997, which averaged $9.92 per Bbl. Had the standardized measure of discounted future net cash flows been calculated using the average prices in effect on March 25, 1998, of $7.94 per Bbl, the standardized measure of discounted future net cash flows would have been approximately $252.5 million.

GEOILBENT received a waiver from the export tariff assessed on all oil produced in and exported from Russia for 1995. The discounted value of the waiver net to the Company's interest as of December 31, 1994 was approximately $3 million. In July 1996, such oil export tariffs were terminated in conjunction with a loan agreement with the International Monetary Fund. Excise, pipeline and other taxes continue to be levied on all oil producers and certain exporters. Although the Russian regulatory environment has become less volatile, the Company is unable to predict the impact of taxes, duties and other burdens for the future.

STANDARDIZED MEASURE

                                                                                                         MINORITY
                                                                           UNITED                      INTEREST IN
                                               VENEZUELA      RUSSIA       STATES            TOTAL      VENEZUELA      NET TOTAL
                                              --------------------------------------------------------------------------------------
                                                                                  (amounts in thousands)
DECEMBER 31, 1997
   Future cash inflow                        $   923,421     $ 274,190                   $ 1,197,611     $(184,684)    $ 1,012,927

   Future production costs                      (332,647)      (74,326)                     (406,973)       66,529        (340,444)


   Other related future costs                    (70,415)      (53,283)                     (123,698)       14,083        (109,615)
                                             -----------     ---------                   -----------     ---------     -----------
                                                                                                              --              --
   Future net revenue before income taxes        520,359       146,581                       666,940      (104,072)        562,868


   10% annual discount for estimated
   timing of cash flows                         (156,321)      (68,885)                     (225,206)       31,264        (193,942)
                                             -----------     ---------                   -----------     ---------     -----------

   Discounted future net cash flows
    before income taxes                          364,038        77,696                       441,734       (72,808)        368,926


   Future income taxes, discounted
    at 10% per annum                             (72,567)      (14,263)                      (86,830)       14,513         (72,317)
                                             -----------     ---------                   -----------     ---------     -----------

   Standardized measure of discounted
     future net cash flows                   $   291,471     $  63,433                   $   354,904     $ (58,295)    $   296,609
                                             ===========     =========                   ===========     =========     ===========

DECEMBER 31, 1996

   Future cash inflow                        $ 1,036,611     $ 291,951                   $ 1,328,562     $(207,322)    $ 1,121,240

   Future production costs                      (347,498)      (94,279)                     (441,777)       69,500        (372,277)


   Other related future costs                    (65,454)      (45,723)                     (111,177)       13,091         (98,086)
                                             -----------     ---------                   -----------     ---------     -----------

   Future net revenue before income taxes        623,659       151,949                       775,608      (124,731)        650,877
   10% annual discount for estimated
     timing of cash flows                       (176,805)      (61,244)                     (238,049)       35,361        (202,688)
                                             -----------     ---------                   -----------     ---------     -----------

   Discounted future net cash flows
    before income taxes                          446,854        90,705                       537,559       (89,370)        448,189

   Future income taxes, discounted at
     10% per annum                              (123,304)      (17,282)                     (140,586)       24,661        (115,925)
                                             -----------     ---------                   -----------     ---------     -----------
   Standardized measure of discounted
       future net  cash flows                $   323,550     $  73,423                   $   396,973     $ (64,709)    $   332,264
                                             ===========     =========                   ===========     =========     ===========


DECEMBER 31,1995

   Future cash inflow                        $   652,110     $ 283,630   $         19    $   935,759     $(130,422)    $   805,337

   Future production costs                      (170,328)     (102,783)            (2)      (273,113)       34,066        (239,047)

   Other related future costs                    (76,368)      (36,686)             0       (113,054)       15,274         (97,780)
                                             -----------     ---------   ------------    -----------     ---------     -----------

   Future net revenue before income taxes        405,414       144,161             17        549,592       (81,082)        468,510

   10% annual discount for estimated
     timing of cash  flows                      (118,498)      (58,800)            (1)      (177,299)       23,700        (153,599)
                                             -----------     ---------   ------------    -----------     ---------     -----------

   Discounted future net cash flows
     before income  taxes                        286,916        85,361             16        372,293       (57,382)        314,911


   Future income taxes, discounted at
     10% per annum                               (80,371)      (29,927)             0       (110,298)       16,074         (94,224)
                                             -----------     ---------   ------------    -----------     ---------     -----------

   Standardized measure of discounted
       future net  cash flows                $   206,545     $  55,434   $         16    $   261,995     $ (41,308)    $   220,687
                                             ===========     =========   ============    ===========     =========     ===========


                                                          YEARS ENDED DECEMBER 31,
                                                  --------------------------------------

    CHANGES IN STANDARDIZED MEASURE                  1997         1996          1995
                                                  ---------     ---------     ---------

                                                           (amounts in thousands)

Balance, January 1                                $ 396,973     $ 261,995     $ 223,387

Changes resulting from:

Sales of oil and gas, net of related costs         (122,179)     (121,954)       (52,170)

Revisions to estimates of proved reserves:

    Pricing                                        (102,357)      108,705        (6,990)

    Quantities                                       82,211       (56,315)      (63,802)

Sales of reserves in place                                            (18)      (28,102)

Extensions, discoveries and improved recovery,
    net of future costs                              25,725       183,968       170,037

Accretion of discount                                53,756        37,230        33,632

Change in income taxes                               53,756       (30,288)        2,635

Development costs incurred                           61,207        63,013        47,657

Changes in timing and other                         (94,188)      (49,363)      (64,289)
                                                  ---------     ---------     ---------

Balance, December 31                              $ 354,904     $ 396,973     $ 261,995
                                                  =========     =========     =========


NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:


                                                                                    QUARTER ENDED

                                                           MARCH 31       JUNE 30    SEPTEMBER 30     DECEMBER 31
                                                           --------       -------    ------------     -----------
                                                                 (amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31, 1997
Revenues                                                 $46,299        $40,977        $45,188        $46,555
Expenses                                                  28,966         30,418         36,603         41,173
                                                         -------        -------        -------        -------
Income before incomes taxes and minority interest         17,333         10,559          8,585          5,382
Income taxes                                               5,984          4,432          4,492          2,569
                                                         -------        -------        -------        -------
                                                          11,349          6,127          4,093          2,813

Minority interest                                          2,721          1,639          1,224            749
                                                         -------        -------        -------        -------
Net income                                               $ 8,628        $ 4,488        $ 2,869        $ 2,064
                                                         =======        =======        =======        =======
Net income per common share:
    Basic                                                $  0.30        $  0.15        $  0.10        $  0.07
    Diluted                                              $  0.28        $  0.15        $  0.09        $  0.07

                                                                         QUARTER ENDED
                                                         ---------------------------------------------------
                                                         MARCH 31   JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                         --------   --------    ------------     -----------
                                                           (amounts in thousands, except per share data)

YEAR ENDED DECEMBER 31, 1996

Revenues                                               $ 32,939       $41,890      $40,901      $49,336

Expenses                                                 19,853        20,935       22,809       32,620
                                                       --------       -------      -------      -------
Income before incomes taxes and minority interest        13,086        20,955       18,092       16,716

Income taxes                                              4,449         4,992        6,401        4,666
                                                       --------       -------      -------      -------
                                                          8,637        15,963       11,691       12,050

Minority interest                                         2,327         2,073        2,878        2,706
                                                       --------       -------      -------      -------
Income before extraordinary charge                        6,310        13,890        8,813        9,344

Extraordinary charge for early
  retirement of debt, net of tax benefit                               10,075
                                                       --------       -------      -------      -------
         Net income                                    $  6,310       $ 3,815      $ 8,813      $ 9,344
                                                       ========       =======      =======      =======

Income per common share:
    Basic:

         Income before extraordinary
            charge                                     $   0.24       $  0.52      $  0.32      $  0.33

         Extraordinary charge                                           (0.38)
                                                       --------       -------      -------      -------

         Net income                                    $   0.24       $  0.14      $  0.32      $  0.33
                                                       ========       =======      =======      =======

    Diluted:

         Income before extraordinary charge            $   0.22       $  0.47      $  0.29      $  0.30

         Extraordinary charge                                           (0.34)
                                                       --------       -------      -------      -------
         Net income                                    $   0.22       $  0.13      $  0.29      $  0.30
                                                       ========       =======      =======      =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 25th day of March, 1998.

                                        BENTON OIL AND GAS COMPANY
                                        ------------------------------------
                                       (Registrant)

Date:        March 25, 1998             By:   /s/ A.E. Benton
         ------------------------          ---------------------------------
                                           A.E. Benton
                                           Chief Executive Officer and
                                           Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 25th day of March, 1998, on behalf of the Registrant in the capacities indicated:

   Signature  Title


   /s/A. E. Benton                       Chairman, Chief Executive Officer,
   ---------------------------------     President and Director
   A. E. Benton
   (Principal Executive Officer)


   /s/James M. Whipkey                   Senior Vice President, Chief Financial
   --------------------------------      Officer and Treasurer
   James M. Whipkey
   (Principal  Financial Officer)

   /s/Chris C. Hickok                    Vice President - Controller
   ------------------------------
   Chris C. Hickok
   (Principal Accounting Officer)


   /s/Michael B. Wray                    Director
   ------------------------------
   Michael B. Wray


   /s/Bruce M. McIntyre                  Director
   ------------------------------
   Bruce M. McIntyre


   /s/Richard W. Fetzner                 Director
   ------------------------------
   Richard W. Fetzner


   /s/Garrett A. Garrettson              Director
   ------------------------------
   Garrett A. Garrettson