Form 10-K/A
period 1997-12-31
BENTON OIL & GAS CO
filed 1998-05-01
CIK 845289

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

COMMON STOCK, $.01 PAR VALUE                                NYSE



           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK PURCHASE WARRANTS, $11.00 EXERCISE PRICE.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

         Approximate aggregate market value of common stock held by non-affiliates of the registrant: $340,968,947, computed on the basis of $11.8125 per share, closing price of the common stock on the NYSE on March 25, 1998.

         There were 29,521,396 shares of the registrant's Common Stock, $.01 par value, outstanding as of March 25, 1998.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information regarding the Company's directors, executive officers and certain key employees:

         NAME                              AGE        POSITION
         ----------------------            ---        -------------------------------------------------------------------
         A.E. Benton                       55         President, Chairman of the Board, Chief Executive Officer, Director
         Michael B. Wray                   62         Vice Chairman of the Board, Director
         E. Sven Hagen                     41         Senior Vice President - Exploration and Production
         James M. Whipkey                  40         Senior Vice President, Chief Financial Officer and Treasurer
         Chris C. Hickok                   40         Vice President - Controller, Chief Accounting Officer
         Linda Blount-Strauss              57         Vice President - Corporate Communications/Investor Relations
         Jennifer J. Young                 51         Vice President - Human Resources
         Bruce M. McIntyre                 70         Director
         Richard W. Fetzner                69         Director
         Garrett A. Garrettson             54         Director


A. E. BENTON

A. E. Benton, founder of the Company, was elected President of the Company in February 1998, and was first elected Chief Executive Officer and Chairman of the Board of the Company in September 1988. He has served as director of the Company since September 1988. From 1986 to October 1988, Mr. Benton was employed as president and director of Benton Petroleum Company. From 1981 to 1986, Mr. Benton was employed by May Petroleum Inc., becoming its senior vice president of exploration. From 1979 to 1981, Mr. Benton was employed by TransOcean Oil Company and, upon TransOcean's acquisition by Mobil Oil Corporation, he was employed by another subsidiary of Mobil Oil Corporation as manager of geophysics. He was employed from 1968 to 1979 by Amoco Oil Company in various positions, including director of applied geophysical research. Mr. Benton has a B.S. degree in geophysics from California State University.

MICHAEL B. WRAY

Michael B. Wray was first elected Vice Chairman of the Company in February 1998. He served as President and Treasurer of the Company from January 1996 to February 1998. He served as Chief Financial Officer of the Company from January 1996 to August 1997. He has served as director of the Company since November 1988. From January 1994 through December 1995, Mr. Wray served as a consultant to the Company. From January 1992 until July 1993, Mr. Wray served as vice president-finance and administration of Del Mar Operating, Inc. From 1985 through 1991, Mr. Wray served as an independent financial consultant to oil and gas exploration and production companies. From 1979 to 1985, Mr. Wray served as a senior financial officer of Guardian Oil Company, Huffco Petroleum Corporation and May Petroleum, Inc. Prior to that time, Mr. Wray worked for over 15 years in New York as an investment banker, security analyst and officer in various investment firms including Donaldson, Lufkin & Jenrette, Inc., Drexel & Co. and L.F. Rothschild & Co. Mr. Wray began his career as an attorney with Morgan, Lewis & Bockius in Philadelphia. Mr. Wray holds a B.A. degree from Amherst College and a law degree from Columbia Law School.

E. SVEN HAGEN

E. Sven Hagen was first appointed gulf coast geologist in March 1990, was elected Vice President-Exploration and Development in July 1995 and was elected Senior Vice President - Exploration and Production in October 1997. From March 1987 to February 1990, Mr. Hagen was employed by Shell Oil Company as an exploration geologist responsible for the technical evaluation of the oil and gas potential of West Africa salt basins including Angola, Congo, Gabon and Namibia. From December 1985 to February 1987, Mr. Hagen was employed by Standard Oil Production Company as an Exploration Geologist. Mr. Hagen holds a B.A. degree in geology from the University of California at Santa Barbara and a Ph.D. in geology from the University of Wyoming.

JAMES M. WHIPKEY

James M. Whipkey was first elected Senior Vice President and Chief Financial Officer of the Company in August 1997 and was elected Treasurer in March 1998. From 1995 to 1997, Mr. Whipkey was employed by Lehman Brothers, Inc. as Senior Equity Analyst in the Oil and Gas Sector. From 1993 to 1995, he was employed by Kidder, Peabody & Co. as an investment banker. Mr. Whipkey was an energy derivatives specialist at Phibro Energy, Inc. from 1989 to 1992, and a futures broker and commercial lender at First Chicago from 1985 to 1989. He was employed from 1980 to 1985 by Amoco Production Company as a petroleum engineer. Mr. Whipkey has a B.S. degree in petroleum and natural gas engineering from the Pennsylvania State University and an M.B.A. from the University of Chicago.

CHRIS C. HICKOK

Chris C. Hickok was first appointed controller in November 1991 and was elected Vice President-Controller and Chief Accounting Officer in January 1995. From March 1979 to September 1991, Mr. Hickok was employed by Mission Resources, Inc. and held various positions in the accounting and finance department including financial analyst, assistant controller and controller. Mr. Hickok holds a B.S. degree in business administration from California State University at Hayward and is a Certified Management Accountant.

LINDA BLOUNT-STRAUSS

Linda Blount-Strauss was first appointed manager of investor relations in January 1996 and was elected Vice President - Corporate Communications/Investor Relations in October 1997. Ms. Blount-Strauss was employed by West One Bancorp from June 1991 to January 1996 as Vice President - Corporate Communications/Investor Relations. Ms. Blount-Strauss began her career at Lear Siegler, Inc. as Manager of Investor Relations where she served for seventeen years. She served as a member of the Board of Directors of the National Investor Relations Institute for four years. Ms. Blount-Strauss holds a B.A. in Business Administration from the University of Washington.

JENNIFER J. YOUNG

Jennifer J. Young was first appointed Manager of Human Resources in October 1996 and was elected Vice President - Human Resources in October 1997. From April 1995 to October 1996, Ms. Young was self-employed as a healthcare insurance agent, human resources consultant, and mediator/arbitrator of business disputes. From April 1988 to April 1995, Ms. Young was employed by West One Bancorp, headquartered in Boise, Idaho, as Compensation and Benefits Manager. From March 1974 to April 1988, Ms. Young was employed by InterFirst Bank Dallas. From November 1970 to March 1974, Ms. Young was employed by Mobil Oil Corporation in Dallas, Texas as an employee relations assistant. Ms. Young graduated with distinction from Purdue University with a B.A.

BRUCE M. MCINTYRE

Bruce M. McIntyre has served as director of the Company since November 1988. Mr. McIntyre is a private investor and a consultant in the oil and gas industry. He also serves in a management capacity with several small, private companies in the energy field. He currently serves as a director of MSC Corp., a private company which manages oil wells in Illinois. From 1981 to 1984, Mr. McIntyre served as president of Rocky Mountain Exploration Company, ultimately negotiating its merger into Carmel Energy, Inc., on whose board of directors he served until March 1986. Prior to that time, Mr. McIntyre held various management positions with C&K Petroleum, Inc. (now ENSTAR Petroleum, Inc.), Jenney Oil Company and Sinclair Oil & Gas Company. Mr. McIntyre is a graduate of Harvard College and the Harvard University Graduate School of Business Administration.

RICHARD W. FETZNER

Richard W. Fetzner has served as director of the Company since May 1990. In September 1997, Dr. Fetzner retired as associate professor of business administration at California Lutheran University in Thousand Oaks, California where he had taught since 1989. From 1984 to 1989, Dr. Fetzner served in various academic capacities at the University of Singapore and California Lutheran University and was a consultant to the World Bank. From 1979 to 1984, Dr. Fetzner served as group vice president of Sun Company, Inc. and president of Sun Exploration and Production Company in Dallas, Texas. From 1958 to 1979, he served in various management and professional positions with Sun Oil Company and its subsidiaries including president of Sun International, Inc. and Sun Marine Transport, Inc. Dr. Fetzner holds a B.A. from Augustana College, an M.S. in geology from the University of Wisconsin, a Ph.D. in geology and economics from the University of Wisconsin and an M.B.A. from Drexel University.

GARRETT A. GARRETTSON

Garrett A. Garrettson has served as director of the Company since his appointment to fill a vacancy created by the Board in January 1996. In 1996, Mr. Garrettson was elected chief executive officer and president of Spectrian Corporation, a publicly held company which is a leading independent supplier of high-power amplifiers to the wireless communications industry. In 1995, Mr. Garrettson was elected as chairman, chief executive officer and president of Contract Recording Technology, Inc. In addition, since 1993, he has served as president and chief executive officer of Censtor Corporation. From 1989 to 1993, Mr. Garrettson served as Vice President of Seagate Technology; and from 1986 to 1989, Mr. Garrettson served as vice president of Imprimis Technology, a wholly-owned subsidiary of Control Data Corporation. Prior to that time, after serving in the United States Navy and Naval Reserves, Mr. Garrettson held various positions with Hewlett Packard Company, including laboratory director, department manager, project manager, and research engineer. Mr. Garrettson graduated from Stanford University with a B.S. and M.S. in engineering physics, and a Ph.D. in mechanical engineering.

                                          ITEM II. EXECUTIVE COMPENSATION
                                                                                     LONG TERM
                                                                                   COMPENSATION
                                                     ANNUAL COMPENSATION              AWARDS
                                             ------------------------------------  ------------
                                                                        OTHER                          ALL OTHER
            NAME AND                          SALARY       BONUS     COMPENSATION  OPTIONS/SARS      COMPENSATION
       PRINCIPAL POSITION            YEAR      ($)          ($)          ($)            (#)               ($)
-----------------------------------------------------------------------------------------------------------------
A. E. Benton,                        1997    $485,000    $200,000        (2)          200,000          $1,935(3)
Chief Executive Officer (1)          1996     425,000     100,000                     125,000           1,157
                                     1995     279,000      50,000                     125,000             460

Michael B. Wray                      1997     400,000      50,000        (2)           30,000          $3,019(3)
President (4)                        1996     380,000      50,000                     200,000           2,821

Joseph C. White                      1997     233,000           0        (2)           65,000          $5,418(3)
Vice President - Operations (5)      1996     135,000      10,000                      10,000           4,884
                                     1995     116,000      20,000                      15,000             902

E. Sven Hagen                        1997     170,000      50,000        (2)           50,000          $  439(3)
Senior Vice President -              1996     115,000      15,000                      15,000             373
Exploration and Production           1995      98,000      20,000                      35,000              81

James M. Whipkey                     1997     108,100     150,000        (2)          100,000          $   16(3)
Senior Vice President -
Chief Financial Officer
and Treasurer (6)

(1)      Mr. Benton was elected President of the Company in February 1998.

(2) The aggregate amount of prerequisite compensation to be reported herein is less than the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer. No other annual compensation was paid or payable to the named executive officers in the years indicated.

(3) Represents premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

(4) Mr. Wray was elected President of the Company in January 1996. During 1995, Mr. Wray provided consulting services to the Company. See "Certain Relationships and Related Transactions." Mr. Wray resigned as President of the Company in February 1998.

(5) Mr. White resigned as Vice President - Operations of the Company in April 1998.

(6) Mr. Whipkey was elected Senior Vice President and Chief Financial Officer of the Company in August 1997. In connection with his employment with the Company, Mr. Whipkey was reimbursed an aggregate of $5,465 for relocation expenses (not reflected in table). Of the bonus reported, $100,000 reflects the signing bonus paid to Mr. Whipkey upon employment with the Company.

         The following table shows information concerning options to purchase Common Stock granted to certain individuals during 1997.

                                                  % OF TOTAL                                        GRANT
                                                 OPTIONS/SARS                                       DATE
                                                  GRANTED TO     EXERCISE OR                       PRESENT
                                OPTIONS/SARS     EMPLOYEES IN    BASE PRICE       EXPIRATION        VALUE
           NAME                  GRANTED(#)       FISCAL YEAR      ($/SH)            DATE           ($)(1)
         ------------------     ------------     ------------    -----------      ----------     ----------
         A.E. Benton               200,000           23.3%        $ 11.875         12/30/07      $1,686,540
         Michael B. Wray            30,000            3.5%        $ 11.875         12/30/07      $  252,981
         Joseph C. White            65,000            7.6%        $15.3125         09/16/07      $  718,380
         E. Sven Hagen              50,000            5.8%        $15.3125         09/16/07      $  552,600
         James M. Whipkey          100,000           11.6%        $14.5625         08/04/07      $1,048,320


(1) To calculate the present value of option/SAR grants, the Company has used the Black-Scholes option pricing model. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated value under that model for the stock option granted on August 4, 1997 is based on the assumptions that include (i) a stock price volatility of 54%, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 6.36%, and (iii) an option exercise term of ten years. The estimated values under that model for the stock options granted on September 16, 1997 are based on the assumptions that include (i) a stock price volatility of 54%, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 6.48%, and (iii) an option exercise term of ten years. The estimated values under that model for the stock options granted on December 30, 1997 are based on the assumptions that include
(i) a stock price volatility of 54%, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 5.75%, and (iii) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission requires disclosure of the potential realizable value or present value of each grant. The Company's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise.

The following table provides information regarding the exercise of stock options during 1997 by certain individuals and the year-end value of unexercised options for certain individuals.

                     AGGREGATED OPTIONS/SAR EXERCISES IN 1997 AND YEAR-END OPTION/SAR VALUES
                                                   NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED
                                                      OPTIONS/SARS AT                      IN-THE-MONEY
                                                         YEAR-END(#)                      OPTIONS/SARS($)
                                               -----------------------------       -----------------------------
                       SHARES      VALUE
      NAME           ACQUIRED ON  REALIZED     EXERCISABLE     UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
----------------     EXERCISE(#)    ($)        -----------     -------------       -----------     -------------
                     -----------  --------
A.E. Benton               0          0          1,060,000          325,000          5,431,438          212,500
Michael B. Wray           0          0            156,667          163,333            651,900           31,875
Joseph C. White           0          0             53,333           76,667            222,500                0
E. Sven Hagen             0          0             93,333           71,667            343,612            1,650
James M. Whipkey          0          0                  0          100,000                  0                0


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

         Mr. Benton entered into an employment agreement for a term of three years on June 26, 1995. Dr. Hagen entered into an employment agreement for a term of three years on April 26, 1995. Pursuant to the employment agreements, Mr. Benton's annual base salary was $300,000 and Dr. Hagen's annual base salary was $100,000. On December 20, 1995, Dr. Hagen's annual base salary was increased to $115,000. On January 3, 1996, Mr. Benton's annual base salary was increased to $425,000. On December 16, 1996, Mr. Benton's annual base salary was increased to $485,000 and Dr. Hagen's annual base salary was increased to $250,000. Mr. Wray entered into an employment agreement for a term of three years on January 3, 1996. Pursuant to the agreement, Mr. Wray would serve as President with an annual base salary of $380,000. In December 1996, Mr. Wray's annual base salary was increased to $400,000. In February 1998, Mr. Wray resigned as President and was elected Vice Chairman of the Company. Mr. White entered into an employment agreement for a term of three years on May 16, 1997, at an annual base salary of $185,000. Mr. White's annual base salary was increased to $290,000 with an expatriate bonus of $60,000 on October 6, 1997 when he was given the additional title of First Deputy General Director of Geoilbent, Ltd. and relocated to Russia. Mr. White resigned his positions with the Company in April 1998. Mr. Whipkey entered into an employment agreement for a term of three years on August 5, 1997, at an annual base salary of $250,000. Salaries are reviewed annually and bonuses are within the discretion of the Board of Directors.

REMUNERATION OF DIRECTORS

         Directors are elected at the annual stockholders' meeting and hold office until the next annual stockholders' meeting and until their successors are elected and qualified. Directors who are not Company officers are paid an annual retainer of $20,000 and are paid a fee of $2,000 for each Board meeting attended, $500 for each committee meeting attended and $250 for participation in telephonic meetings. Directors are reimbursed for all travel and related expenses.

         Additionally, the Company's Director Stock Option Plan provides that each person who is elected to serve as a non-employee director of the Company is annually and automatically granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to the market price on the date of grant.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to (i) each person known to the Company to be the beneficial owner of more than five percent of the issued and outstanding shares of Common Stock of the Company as of April 30, 1998, (ii) the directors, (iii) certain of the executive officers, and (iv) all officers and directors as a group. The Common Stock ownership information includes current stockholdings, Common Stock subject to options under the Company's stock option plans which are currently exercisable or exercisable within 60 days and securities which are convertible into shares of Common Stock within 60 days. No schedules 13D were filed with the Securities and Exchange Commission reporting ownership of 5% or more as of December 31, 1997.

                       NAME AND ADDRESS OF             SHARES BENEFICIALLY       PERCENTAGE OF SHARES
                        BENEFICIAL OWNER                      OWNED             BENEFICIALLY OWNED (1)
         ---------------------------------------------------------------------------------------------
         A.E. Benton                                        1,660,000  (2)               5.42%
         Michael B. Wray                                      225,967  (3)                 *
         James M. Whipkey                                           0                      *
         Joseph C. White                                       13,333  (4)                 *
         E. Sven Hagen                                        100,000  (5)                 *
         Bruce M. McIntyre                                     84,000  (6)                 *
         Richard W. Fetzner                                    71,667  (7)                 *
         Garrett A. Garrettson                                 32,500  (8)                 *
         All directors and executive officers as a group    2,226,301  (9)               7.14%
             (9 persons)

         *Less than 1%

(1) The percentage of Common Stock is based upon 29,576,896 shares of Common Stock outstanding as of April 30, 1998.

(2) Includes 1,060,000 shares subject to options which are currently exercisable or exercisable within 60 days after April 30, 1998, under the Company's stock option plans.

(3) Includes 206,667 shares subject to options which are currently exercisable or exercisable within 60 days after April 30, 1998, under the Company's stock option plans.

(4) Includes 13,333 shares subject to options which are currently exercisable or exercisable within 60 days after April 30, 1998, under the Company's stock option plans.

(5) Includes 100,000 shares subject to options which are currently exercisable or exercisable within 60 days after April 30, 1998, under the Company's stock option plans.

(6) Includes 80,000 shares subject to options which are currently exercisable or exercisable within 60 days after April 30, 1998, under the Company's stock option plans.

(7) Includes 71,667 shares subject to options which are currently exercisable or exercisable within 60 days after April 30, 1998, under the Company's stock option plans.

(8) Includes 20,000 shares subject to options which are currently exercisable or exercisable within 60 days after April 30, 1998, under the Company's stock option plans.

(9) Includes 1,590,001 shares subject to options which are currently exercisable or exercisable within 60 days after April 30, 1998, under the Company's stock option plans.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the last fiscal year all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with except that one late report was filed by Mr. Garrettson, covering one transaction.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 1993, the Company guaranteed a loan made to Mr. A. E. Benton, its Chief Executive Officer, for $300,000. In January 1994, the Company loaned $800,000 to Mr. Benton with interest at prime plus 1.0%; in September 1994, Mr. Benton made a payment of $207,014 against this loan. In December 1995, the Company purchased a home from Mr. Benton for $1.73 million, based on two independent appraisals, and from the proceeds Mr. Benton repaid the balance owed to the Company of $592,986 plus accrued interest and a $300,000 loan guaranteed by the Company. The Company sold the home in 1996 for $1.5 million. During 1996, the Company loaned $268,154 to Mr. Benton at an interest rate of 6% for personal expenses. During 1997, the Company loaned Mr. Benton a total of $1,514,149 on various dates at an interest rate of 6% to cover margin calls and for personal expenses. During 1998, the Company loaned a total of $618,301 to Mr. Benton on various dates at an interest rate of 6% to cover margin calls, pay personal taxes and for personal expenses. At April 30, 1998, the balance owed to the Company was $2,489,985.

         In June 1996, the Company loaned $600,000 to Mr. Wray, a director of the Company, with interest at 6% for the purchase of a home. At April 30, 1998, the outstanding balance owed to the Company was $667,266. In September, 1997, the Company loaned $500,000 to Mr. Whipkey, the Company's Senior Vice President and Chief Financial Officer, with interest at 6% for the purchase of a home, and such loan is secured by a mortgage on his house. At April 30, 1998, the outstanding balance owed to the Company was $518,493.

         The Company has made loans to several of its officers, directors and employees, with interest varying from 6% to prime plus 1%. At April 30, 1998, an aggregate of seven officers, directors and employees owed an aggregate balance of $3,777,292.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             BENTON OIL AND GAS COMPANY
                                             (Registrant)

Date: May 1, 1998                            By:        /s/ A. E. Benton
      -----------                                ------------------------------
                                                    A.E. Benton
                                                    Principal Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         /S/ A. E. BENTON                                         May 1, 1998
------------------------------------------------------
             A.E. Benton,
             Principal Executive Officer and Director

         /S/ JAMES M. WHIPKEY                                     May 1, 1998
------------------------------------------------------
             James M. Whipkey,
             Principal Financial Officer

         /S/ CHRIS C. HICKOK                                      May 1, 1998
------------------------------------------------------
             Chris C. Hickok,
             Principal Accounting Officer

         /S/ BRUCE M. MCINTYRE                                    May 1, 1998
------------------------------------------------------
             Bruce M. McIntyre, Director

         /S/ GARRETT A. GARRETTSON                                May 1, 1998
------------------------------------------------------
             Garrett A. Garrettson, Director