Form 10-Q
period 1998-03-31
BENTON OIL & GAS CO
filed 1998-05-14
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

                   Quarterly Report Under Section 13 or 15(d)
      [X]           of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 1998 or

                Transition Report Pursuant to Section 13 or 15(d)
      [ ]           of the Securities Act of 1934 for the
                    Transition Period from            to
                                            ---------    ----------

                           COMMISSION FILE NO. 1-10762

                           BENTON OIL AND GAS COMPANY
             (Exact name of registrant as specified in its charter)

        DELAWARE                                           77-0196707
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

        1145 EUGENIA PLACE, SUITE 200
            CARPINTERIA, CALIFORNIA                            93013
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

                    At May 11, 1998, 29,576,896 shares of the
                   Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES

                                                                                                                         Page
                                                                                                                         ----
PART I.     FINANCIAL INFORMATION

            Item 1.       FINANCIAL STATEMENTS
                               Consolidated Balance Sheets at March 31, 1998
                                    and December 31, 1997 (Unaudited)......................................................3
                               Consolidated Statements of Operations for the Three
                                    Months Ended March 31, 1998 and 1997 (Unaudited).......................................4
                               Consolidated Statements of Cash Flows for the Three
                                    Months Ended March 31, 1998 and 1997 (Unaudited).......................................5
                               Notes to Consolidated Financial Statements..................................................7

            Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS.............................................................14

PART II.    OTHER INFORMATION

             Item 1.      LEGAL PROCEEDINGS...............................................................................20

             Item 2.      CHANGES IN SECURITIES...........................................................................20

             Item 3.      DEFAULTS UPON SENIOR SECURITIES.................................................................20

             Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................20

             Item 5.      OTHER INFORMATION...............................................................................20

             Item 6.      EXHIBITS AND REPORTS ON FORM 8-K................................................................20

Signatures................................................................................................................21

PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                            (in thousands, unaudited)

                                                                    MARCH 31,       DECEMBER 31,
                                                                      1998              1997
                                                                    ---------         ---------
ASSETS
------
CURRENT ASSETS:
         Cash and cash equivalents                                  $  23,722         $  11,940
         Restricted cash                                                   48                48
         Marketable securities                                        130,532           156,436
         Accounts receivable:
             Accrued oil and gas revenue                               26,192            45,379
             Joint interest and other                                  15,206             8,029
         Prepaid expenses and other                                     2,351             2,463
                                                                    ---------         ---------
                 TOTAL CURRENT ASSETS                                 198,051           224,295

    RESTRICTED CASH                                                    74,366            74,288

    OTHER ASSETS                                                        9,636            12,497

    PROPERTY AND EQUIPMENT:
         Oil and gas properties (full cost method - costs of
             $39,037 and $31,588 excluded from
             amortization in 1998 and 1997, respectively)             406,554           367,756
         Furniture and fixtures                                         6,226             5,734
                                                                    ---------         ---------
                                                                      412,780           373,490
         Accumulated depletion, impairment and depreciation          (128,813)         (100,293)
                                                                    ---------         ---------
                                                                      283,967           273,197
                                                                    ---------         ---------
                                                                    $ 566,020         $ 584,277
                                                                    =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
    CURRENT LIABILITIES:
         Accounts payable, trade and other                          $  42,243         $  43,490
         Accrued interest payable                                      11,663             5,533
         Payroll and related taxes                                      1,025             1,799
         Income taxes payable                                           1,112             4,535
         Short term borrowings                                          1,546             1,530
         Current portion of long term debt                              1,011             1,463
                                                                    ---------         ---------
                 TOTAL CURRENT LIABILITIES                             58,600            58,350

    DEFERRED INCOME TAXES                                              23,398            24,811

    LONG TERM DEBT                                                    283,893           280,016

    MINORITY INTEREST                                                  22,989            23,368

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
         Preferred stock, par value $0.01 a share;
             authorized 5,000 shares; outstanding, none
         Common stock, par value $0.01 a share;
             authorized 40,000 shares; issued
             29,571 and 29,522 shares at March 31, 1998 and
             December 31, 1997, respectively                              296               295
         Additional paid-in capital                                   146,518           146,125
         Retained earnings                                             31,025            52,011
         Treasury stock, at cost, 50 shares in 1997                      (699)             (699)
                                                                    ---------         ---------
                 TOTAL STOCKHOLDERS' EQUITY                           177,140           197,732
                                                                    ---------         ---------
                                                                    $ 566,020         $ 584,277
                                                                    =========         =========


See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data, unaudited)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                         1998             1997
                                                       --------         --------
REVENUES
     Oil and gas sales                                 $ 28,501         $ 43,476
     Gain (loss) on exchange rates                          613               (6)
     Investment earnings and other                        4,144            2,829
                                                       --------         --------
                                                         33,258           46,299
                                                       --------         --------
EXPENSES
     Lease operating costs and production taxes          13,241            8,281
     Depletion, depreciation and amortization            11,066            9,711
     Write-down of oil and gas properties                17,500
     General and administrative                           5,406            5,489
     Interest                                             8,080            5,485
                                                       --------         --------
                                                         55,293           28,966
                                                       --------         --------
INCOME (LOSS) BEFORE INCOME TAXES
     AND MINORITY INTEREST                              (22,035)          17,333
INCOME TAXES                                               (670)           5,984
                                                       --------         --------
INCOME (LOSS) BEFORE MINORITY INTEREST                  (21,365)          11,349
MINORITY INTEREST                                          (379)           2,721
                                                       --------         --------
NET INCOME (LOSS)                                      $(20,986)        $  8,628
                                                       ========         ========
NET INCOME (LOSS) PER COMMON SHARE:

     Basic                                             $  (0.71)        $   0.30
                                                       ========         ========
     Diluted                                           $  (0.71)        $   0.28
                                                       ========         ========



See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In thousands, unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                              ---------------------------------
                                                                                1998                     1997
                                                                              --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                                             $(20,986)                $  8,628

Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:                                          11,066                    9,711
     Depletion, depreciation and amortization                                   17,500
     Write-down of oil and gas properties                                          284                      265
     Amortization of financing costs
     Loss on disposition of assets                                                                            4
     Minority interest in undistributed earnings of subsidiary                    (379)                   2,721
     Deferred income taxes                                                      (1,413)                     249
     Changes in operating assets and liabilities:
          Accounts receivable                                                   14,608                   (1,648)
          Prepaid expenses and other                                               112                      511
          Accounts payable                                                      (1,247)                 (10,905)
          Accrued interest payable                                               6,130                    3,602
          Payroll and related taxes                                               (774)                    (104)
          Income taxes payable                                                  (3,423)                   4,022
                                                                              --------                 --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                        21,478                   17,056
                                                                              --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment                                       (39,333)                 (15,951)
     Increase in restricted cash                                                (4,625)                  (1,000)
     Decrease in restricted cash                                                 4,547                    1,000
     Purchases of marketable securities                                        (41,404)                    (645)
     Maturities of marketable securities                                        67,308                    7,591
                                                                              --------                 --------
          NET CASH USED IN INVESTING ACTIVITIES                                (13,507)                  (9,005)
                                                                              --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                          394                    1,044
     Proceeds from issuance of short term borrowings and notes payable           3,468                    1,190
     Payments on short term borrowings and notes payable                           (27)                    (732)
     Increase in other assets                                                      (24)                    (535)
                                                                              --------                 --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                              3,811                      967
                                                                              --------                 --------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                             11,782                    9,018

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                11,940                   32,432
                                                                              --------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 23,722                 $ 41,450
                                                                              ========                 ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest expense                         $  1,558                 $  1,621
                                                                              ========                 ========
     Cash paid during the period for income taxes                             $  2,401                 $  1,216
                                                                              ========                 ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 1998, the Company converted financing costs in the amount of $2,598,000 to an account receivable from GEOILBENT.

During the three months ended March 31, 1997, certain trade payables of GEOILBENT were converted to long term debt. The Company's proportionate share of the converted payables is $1,529,000.

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

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

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31 1998, and the results of operations for the three month periods ended March 31, 1998 and 1997. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations; all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, at March 31, 1998, consisted of $9.2 million in government backed notes and $121.3 million in commercial paper and at December 31, 1997, consisted of $12.6 million in government backed notes, $139.4 million in commercial paper, $2.4 million in agreements to repurchase treasury securities and $2.0 million in bankers' acceptances.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 was adopted by the Company in December 1997 and earnings per share for all prior periods have been restated. The numerator (income) and denominator (shares) of the basic and diluted earnings per share computations for income were (in thousands, except per share amounts):

                                                                               8

                                                                INCOME             SHARES   AMOUNT PER SHARE
                                                                ------             ------   ------ ---------

           FOR THE THREE MONTHS  ENDED MARCH 31, 1998
           BASIC EPS
           Loss attributable to common stockholders            $ (20,986)           29,496       $ ( 0.71)
                                                               =========            ======       ========
           DILUTED EPS
           Loss attributable to common stockholders            $ (20,986)           29,496       $  (0.71)
                                                               =========            ======       ========
           FOR THE THREE MONTHS ENDED MARCH 31, 1997
           BASIC EPS
           Income available to common stockholders            $    8,628            28,962        $  0.30
                                                              ==========            ======        =======
           Effect of Dilutive Securities:
           Stock options and warrants                                  -             2,103
                                                              ----------            ------

           DILUTED EPS
           Income available to common stockholders
             and assumed conversions                          $    8,628            31,065        $  0.28
                                                              ==========            ======        =======


For the three months ended March 31, 1998 and 1997, an aggregate 3,842,000 and 440,000 options, respectively, were excluded from the earnings per share calculations because they were anti-dilutive.

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

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $614,000 and $430,000 for the three months ended March 31, 1998 and 1997, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). At March 31, 1998, the Company recognized a write-down of oil and gas properties in the Venezuela cost center of $17.5 million pursuant to the ceiling limitation as a result of declines in world crude oil prices.

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Venezuela, Russia, China, Jordan and other cost centers at March 31, 1998 were $10,673,000, $922,000, $16,522,000, $4,218,000, and $6,702,000, respectively. Excluded costs attributable to the Venezuela, Russia, China, Jordan and other cost centers at December 31, 1997 were $7,742,000, $842,000, $16,473,000, $1,694,000 and
$4,837,000, respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the three months ended March 31, 1998, was $10,321,000 and $468,000 ($2.83 and $3.67 per equivalent barrel), respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the three months ended March 31, 1997, was $8,572,000 and $942,000 ($2.35 and $3.38 per
equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $274,000 and $188,000 for the three months ended March 31, 1998 and 1997, respectively.

RECLASSIFICATIONS

Certain items in 1997 have been reclassified to conform to the 1998 financial statement presentation.

NOTE 2 - LONG TERM DEBT

Long term debt consists of the following (in thousands):

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1998             1997
                                                                                     ---------       -----------
Senior unsecured notes with interest at 9.375%
    See description below                                                             $105,000        $105,000
Senior unsecured notes with interest at 11.625%
    See description below                                                              125,000         125,000
Benton-Vinccler credit facility with interest at
    LIBOR plus 6.125%. Collateralized by a time deposit of the Company earning approximately LIBOR plus 5.75%
    See description below                                                               50,000          50,000
Non-recourse, reserve-based loans with average interest rate of
    LIBOR plus 5.25%.  See description below                                             3,452            --
Other                                                                                    1,452           1,479
                                                                                      --------        --------
                                                                                       284,904         281,479
Less current portion                                                                     1,011           1,463
                                                                                      --------        --------
                                                                                      $283,893        $280,016
                                                                                      ========        ========

In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At March 31, 1998, the Company was in compliance with all covenants of the indentures.

In October 1997, GEOILBENT (owned 34% by the Company) borrowed $10.2 million under parallel reserve-based, non-recourse loan agreements with the European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB"). EBRD and IMB have agreed to lend up to a total of $65 million to GEOILBENT based on achieving certain reserve and production milestones. The loans bear an average interest rate of LIBOR plus 5.25% payable on January 27 and July 27 each year. Principal payments will be due in varying installments every six months beginning January 27, 2000 until July 27, 2004. The loan agreements require that GEOILBENT meet certain financial ratios and covenants, including a minimum current ratio and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At March 31, 1998, GEOILBENT was in compliance with all loan covenants.

In August 1996, Benton-Vinccler entered into a $50 million, long term credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company, bears interest at LIBOR plus 6.125% and matures in August 1999. The Company will receive interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

NOTE 4 - TAXES ON INCOME

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

NOTE 5 - RUSSIA OPERATIONS

The EBRD and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements ("GEOILBENT Credit Facility"). The proceeds from the loans are to be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Initial funding of $10.2 million and $1.8 million occurred in October 1997 and January 1998, respectively, upon satisfaction of certain conditions precedent. Additional borrowings will be based on achieving certain reserve and production milestones.

GEOILBENT is subject to excise, pipeline and other taxes. Although the Russian regulatory environment has become less volatile, the Company is unable to predict the impact of taxes, duties and other burdens for the future.

NOTE 6 - VENEZUELA OPERATIONS

On July 31, 1992, the Company and its partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., then one of three exploration and production affiliates of the national oil company, Petroleos de Venezuela, S.A ("PDVSA"), which have subsequently all been combined into PDVSA Petroleo Y Gas, S.A. ("P&G"). The operating service agreement covers the Uracoa, Bombal and Tucupita fields that comprise the South Monagas Unit ("Unit"). Under the terms of the operating service agreement, Benton-Vinccler, a corporation owned 80% by the Company and 20% by Vinccler, is a contractor for P&G and is responsible for overall operations of the Unit, including all necessary investments to reactivate and develop the fields comprising the Unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement (which amount is periodically adjusted to reflect changes in the average of certain world crude oil prices). The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration ("LL&E"), which was recently acquired by Burlington Resources Inc., and Norcen Energy Resources, LTD ("Norcen"), recently acquired by Union Pacific Resources Groups Inc., were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing an 839 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million and requires that the Company, LL&E and Norcen each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, LL&E will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed and the Company posted an $18 million standby letter of credit, which is collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see Note 3). As of March 31, 1998, the Company's share of the costs incurred to date were $6.5 million.

NOTE 7 - CHINA OPERATIONS

In December 1996, the Company acquired Crestone Energy Corporation ("Crestone"), a privately held corporation headquartered in Denver, Colorado, for 628,142 shares of common stock and options to purchase 107,571 shares of the Company's common stock at $7.00 per share, valued at $14.6 million. Crestone's primary asset is a large undeveloped acreage position in the South China Sea, under a petroleum contract with China National Offshore Oil Corporation ("CNOOC") of the People's Republic of China for an area known as Wan'An Bei, WAB-21. Crestone will, as a wholly owned subsidiary of the Company, continue as the operator and contractor of WAB-21. Crestone has submitted an exploration program and budget to CNOOC. However, due to certain territorial disputes over the sovereignty of the contract area, it is unclear when such program will commence.

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company will acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, 563 square kilometers (approximately 140,000 acres) in the delta of the Liaohe River. Shell will be the operator of the project. The Company is required to pay to Shell 50% of Shell's costs to date, estimated to be approximately $4.0 million ($2 million to the Company) and to pay 100% of the first $8.0 million of the costs for the phase one exploration period, after which, any resulting development costs will be shared equally. If the first phase of the exploration period results in a commercial discovery and if the Company elects to continue to phase two, then the Company will pay 100% of the first $8.0 million of the costs of the second phase of the exploration period, after which, any resulting development costs will be shared equally. The Company and Shell will share costs equally for the third exploration phase if the Company elects to continue to this phase. As of March 31, 1998, the Company had incurred $0.3 million related to the farmout agreement.

NOTE 8 - SANTA BARBARA OPERATIONS

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases from Molino Energy. The project area covers the Molino, the Gaviota and the Caliente fields, located approximately 35 miles west of Santa Barbara, California. Molino Energy holds a 100% working interest in each of the leases. The Company serves as operator of the project. In consideration of the 40% participation interest, the Company will initially pay 100% of the costs of the first well to be drilled on the block, which began in March 1998. The Company's cost participation in the first well will be reduced to 53% when an amount equal to 70% of costs of $2.5 million incurred by Molino Energy prior to the agreement with the Company is paid from 47% of the Company's initial cost participation. The Company will then pay 40% of all subsequent costs. As of March 31, 1998, the Company had incurred $4.0 million related to the project.

NOTE 9 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan block in southeastern Jordan. The Sirhan block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which is expected to last approximately two years. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-10 well was tested in the Umm Sahm formation and did not result in the production of commercial amounts of hydrocarbons. The WS-9 well was tested in the Dubaydib formation and yielded good shows of gas with traces of light oil. The well was temporarily abandoned pending the evaluation of additional data. The remainder of 1998 will be devoted to reprocessing and remapping seismic data and conducting geological studies on the remaining prospectivity of the block. At March 31, 1998, the Company had incurred $3.9 million related to the PSA.

NOTE 10 - SENEGAL OPERATIONS

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. In addition, the Company obtained rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea Bissau border in the south, and to choose certain blocks for further data acquisition and exploration drilling. The Company's working interest in any offshore discovery will be 85% with the remainder held by Petrosen.

The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41 kilometer (approximately 25 mile) gas pipeline en route to Senegal's main electric generating facility near Dakar. As of March 31, 1998, the Company had incurred $0.4 million related to the project.

NOTE 11 - RELATED PARTY TRANSACTIONS

During 1996, 1997 and the first three months of 1998, the Company made loans to Mr. A.E. Benton, its Chief Executive Officer, Mr. M.B. Wray, its Vice Chairman, and Mr. J.M. Whipkey, its Chief Financial Officer, each loan bearing interest at 6%. At December 31, 1997, the balances owed to the Company by Mr. Benton, Mr. Wray and Mr. Whipkey were $2.0 million, $0.7 million and $0.5 million, respectively. At March 31, 1998, the balances owed to the Company by Mr. Benton, Mr. Wray and Mr. Whipkey were $2.4 million, $0.7 million and $0.5 million, respectively.

NOTE 12 - SUBSEQUENT EVENT

In April 1998, the Company signed an agreement to earn a 40% equity interest in the Russian Open Joint Stock Company Severneftegaz. Severneftegaz owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Evo-Yakha license blocks in West Siberia, Russia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy field, Russia's largest producing natural gas field. The Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve early natural gas production. The Company's capital commitment will be in the form of a $100 million loan to the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase.

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

GENERAL

Principles of Consolidation and Accounting Methods

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations and has reflected the 20% ownership interest of Vinccler as a minority interest. GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations reported in the first three months of 1997 and 1998 for Russia reflect the three months ended December 31, 1996 and 1997, respectively. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest.

The Company follows the full-cost method of accounting for its investments in oil and gas properties. The Company capitalizes all acquisition, exploration, and development costs incurred. The Company accounts for its oil and gas properties using cost centers on a country by country basis. Proceeds from sales of oil and gas properties are credited to the full-cost pools. Capitalized costs of oil and gas properties are amortized within the cost centers on an overall unit-of-production method using proved oil and gas reserves as determined by independent petroleum engineers. Costs amortized include all capitalized costs (less accumulated amortization), the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, and estimated dismantlement, restoration and abandonment costs. (See Note 1 of Notes to Consolidated Financial Statements.)

The following discussion of the Company's results of operations for the three months ended March 31, 1998 and 1997 and financial condition at March 31, 1998 and December 31, 1997 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The Company's results of operations for the three months ended March 31, 1998, reflected the results for Benton Vinccler, C.A. in Venezuela. As a result of declines in world crude oil prices, oil sales in Venezuela were lower in the first three months of 1998 compared to 1997 due to a 34% decrease in realized fees per barrel (from $11.06 in 1997 to $7.26 in 1998) and the Company recognized a full cost ceiling limitation write-down of its oil and gas properties in Venezuela of $17.5 million. Benton-Vinccler also experienced increased operating expenses primarily in the areas of workovers, transportation and chemical costs, and increased capital requirements for production facilities. The increased costs resulted in increased per barrel lease operating and depletion expenses and, especially when combined with the decreased fee realizations, represented a significantly higher percentage of oil sales revenues during the period than in the prior period.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                              1998             1997
                                                                             -------         --------
                  Lease Operating Costs and Production Taxes                   46.5%           19.0%
                  Depletion, Depreciation and Amortization                     38.8            22.3
                  General and Administrative                                   19.0            12.6
                  Interest                                                     28.3            12.6


THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The Company had revenues of $33.3 million for the three months ended March 31, 1998. Expenses incurred during the period consisted of lease operating costs and production taxes of $13.2 million, depletion, depreciation and amortization expense of $11.1 million, write-down of oil and gas properties of $17.5 million, general and administrative expense of $5.4 million, interest expense of $8.1 million, income tax benefit of $0.7 million and a minority interest reduction of $0.4 million. Net loss was $21.0 million or $0.71 per share (diluted).

By comparison, the Company had revenues of $46.3 million for the three months ended March 31, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $8.3 million, depletion, depreciation and amortization expense of $9.7 million, general and administrative expense of $5.5 million, interest expense of $5.5 million, income tax expense of $6.0 million and a minority interest of $2.7 million. Net income for the period was $8.6 million or $0.28 per share (diluted).

Revenues decreased $13.0 million, or 28.1%, during the three months ended March 31, 1998 compared to the corresponding period of 1997 primarily due to decreased oil sales revenue in Venezuela as a result of declines in world crude oil prices. Sales quantities for the three months ended March 31, 1998 from Venezuela and Russia were 3,645,593 Bbls and 127,402 Bbls, respectively, compared to 3,643,898 Bbls and 278,555 Bbls, respectively, for the three months ended March 31, 1997. Oil production from Russia for the period ended March 31, 1998 was 196,191 Bbls, of which 68,789 Bbls were held in inventory and sold in the subsequent quarter. Prices for crude oil averaged $7.26 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $11.61 per Bbl from Russia for the three months ended March 31, 1998 compared to $11.06 per Bbl from Venezuela and $11.43 per Bbl from Russia for the corresponding period of 1997. Investment earnings increased $1.3 million, or 46.4%, during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to higher average cash and marketable securities balances. Revenues for the three months ended March 31, 1998 were increased by a foreign exchange gain of $0.6 million compared to a minor loss during the corresponding period of 1997.

Lease operating costs and production taxes increased $4.9 million, or 59.0%, during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily due to the continuing maturation of the Uracoa oil field resulting in higher water handling, gas handling, workover, transportation and chemical costs in Venezuela. Depletion, depreciation and amortization increased $1.4 million, or 14.4%, during the three months March 31, 1998 compared to the corresponding period of 1997 primarily due to the increased capital requirements in Venezuela. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the three months ended March 31, 1998 was $2.83 and $3.67, respectively, compared to $2.35 and $3.38, respectively, during the corresponding period of the previous year. Additionally, at March 31, 1998, the Company recognized a write-down of oil and gas properties in the Venezuela cost center of $17.5 million pursuant to the ceiling limitation prescribed by the full cost method of accounting. The write-down is a result of the effect of declines in world crude oil prices on the price realized by the Company for its Venezuelan oil sales. General and administrative expenses decreased $0.1 million, or 1.8%, during the three months ended March 31, 1998 compared to the corresponding period of 1997. Interest expense increased $2.6 million, or 47.3%, during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily due to the issuance of $115 million in senior unsecured notes in November 1997. As the Company experienced a loss before income taxes and minority interest of $22.0 million during the period ended March 31, 1998 as compared to income of $17.3 million in the corresponding period of 1997, income tax expense decreased $6.7 million, or 111.7%. The net income (loss) attributable to the minority interest decreased $3.1 million, or 114.8%, for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 as a result of decreased net income from Benton-Vinccler's operations in Venezuela.

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

A 3-D seismic survey is being conducted over the southwestern portion of the Delta Centro Block in Venezuela with an expected total cost to the Company during 1998 of approximately $4.0 million. Following the initial interpretation of the seismic data, an initial exploration well is expected to be drilled during the fourth quarter of 1998 at a cost to the Company of approximately $4.3 million. Subsequent seismic and drilling programs will be based on the results of the 1997-1998 activity. The Company's operations related to Delta Centro will be subject to Venezuelan oil and gas industry taxation, which currently provides for royalties of 16.66% and income taxes of 67.7%.

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

In December 1996, the Company acquired Crestone Energy Corporation ("Crestone"), a privately held company headquartered in Denver, Colorado. Crestone's principal asset is a petroleum contract with China National Offshore Oil Corporation ("CNOOC") for an area known as Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco, a unit of DuPont Corporation. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. The Company, through Crestone, has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. The Company has recorded no reserves attributable to this petroleum contract.

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan block in southeastern Jordan. The Sirhan block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which is expected to last approximately two years. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18.0 million over the succeeding six years.

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company will acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, 563 square kilometers (approximately 140,000 acres) in the delta of the Liaohe River. Shell will be the operator of the project. The Company is required to pay to Shell 50% of Shell's costs to date, estimated to be approximately $4.0 million ($2 million to the Company) and to pay 100% of the costs for the phase one exploration period, with a maximum required expenditure of $8.0 million. If the first phase of the exploration period results in a commercial discovery and if the Company elects to continue to phase two, then the Company will pay 100% of the costs of the second phase of the exploration period, with a maximum required expenditure of $8.0 million. The Company and Shell will be responsible for the costs of the third exploration phase and the costs of development activities associated with any of the three phases in proportion to their interests.

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen") to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. In addition, the Company obtained rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea Bissau border in the south, and to choose certain blocks for further data acquisition and exploration drilling. The Company's working interest in any offshore discovery will be 85% with the remainder held by Petrosen.

The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41 kilometer (approximately 25 mile) gas pipeline en route to Senegal's main electric generating facility near Dakar. The Company's minimum commitment related to the offshore blocks involves seismic reprocessing to be followed by additional data acquisition and drilling at the Company's discretion.

In April 1998, the Company reached an agreement to earn a 40% equity interest in the Russian Open Joint Stock Company Severneftegaz. Severneftegaz owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Evo-Yakha license blocks in West Siberia, Russia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy field, Russia's largest producing natural gas field. The Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve early natural gas production. The Company's capital commitment will be in the form of a $100 million loan to the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase.

EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

The Company's results of operations and cash flow are affected by changing oil and gas prices. However, the Company's Venezuelan revenues are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes, which dampens both any upward and downward effects of changing prices on the Company's Venezuelan revenues and cash flows. As a result of declines in world crude oil prices during the first quarter, the Company recognized a full cost ceiling test write-down of oil and gas properties in the Venezuela cost center of $17.5 million at March 31, 1998. Continued declines in world crude oil prices could result in further full cost ceiling test write-downs. If the price of oil and gas increases, there could be an increase in the cost to the Company for drilling and related services because of increased demand, as well as an increase in revenues. Fluctuations in oil and gas prices may affect the Company's total planned development activities and capital expenditure program.

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

During the three months ended March 31, 1998, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian rouble during periods when the Company's Venezuela-related subsidiaries and GEOILBENT had substantial net monetary liabilities denominated in bolivares and roubles. During the three months ended March 31, 1998, the Company's net foreign exchange gains attributable to its Venezuelan and Russian operations were $0.5 million and $0.1 million, respectively. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities for each of the three months ended March 31, are summarized in the following table and discussed in further detail below:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                       (In thousands)
                                                   1998              1997
                                                 --------         --------
Net cash provided by operating activities        $ 21,478         $ 17,056
Net cash used in investing activities             (13,507)          (9,005)
Net cash provided by financing activities           3,811              967
                                                 --------         --------
Net increase in cash                             $ 11,782         $  9,018
                                                 ========         ========

At March 31, 1998, the Company had current assets of $198.1 million and current liabilities of $58.6 million resulting in working capital of $139.5 million and a current ratio of 3.38:1. This compares to the Company's working capital of $165.9 million and a current ratio of 3.84:1 at December 31, 1997. The decrease of $26.4 million was due primarily to expenditures related to the exploration and development in Venezuela, Russia, Jordan and Santa Barbara, California and lower oil sales as a result of declines in world oil prices.

CASH FLOW FROM OPERATING ACTIVITIES. During the three months ended March 31, 1998 and 1997, net cash provided by operating activities was approximately $21.5 million and $17.1 million, respectively. Cash flow from operating activities increased by $4.4 million during the three months ended March 31, 1998 over the corresponding period of the prior year due primarily to the collection of accrued oil revenues substantially offset by reduced revenues, increased lease operating costs and interest expense.

CASH FLOW FROM INVESTING ACTIVITIES. During the three months ended March 31, 1998 and 1997, the Company had drilling and production related capital expenditures of approximately $32.1 million and $17.1 million, respectively. Of the 1998 expenditures, $21.3 million was attributable to the development of the South Monagas Unit in Venezuela, $3.5 million related to the development of the North Gubkinskoye Field in Russia, $2.5 million related to a 3-D seismic survey in the Delta Centro Block in Venezuela, $1.2 million related to the development of the Gaviota lease in Santa Barbara County, California, $2.5 million related to the development of the Sirhan Block in Jordan, and $1.1 million was attributable to other projects.

In April 1998, the Company reached an agreement to earn a 40% equity interest in the Russian Open Joint Stock Company Severneftegaz. The Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve early natural gas production. The Company's capital commitment will be in the form of a $100 million loan to the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase.

The Company expects 1998 capital expenditures of approximately $125.0 million, including $22.0 million in expenditures by GEOILBENT in Russia, net to the Company's interest (which will be funded from borrowings under the GEOILBENT Credit Facility, cash flow from operations or other financings). Additionally, the Company anticipates loaning up to $100 million over the next two years to Severneftegaz pursuant to an equity acquisition agreement signed in April 1998. Funding for the currently anticipated 1998 capital expenditures and the loan to Severneftegaz is expected to come from working capital, cash flow from operations or sales of property interests. The Company's indentures contain provisions which restrict the manner in which the Company can invest in certain of its current operations, including GEOILBENT. Although the Company believes it has sufficient funding for its expected capital requirements from working capital and cash flow from operations or sales of property interests, the Company may be limited in the manner of funding certain of such capital requirements due to such restrictions in the indentures.

The Company continues to evaluate and pursue domestic and international opportunities that fit within the Company's business strategy, including exploration, development and acquisition opportunities. It is not presently known whether, or on what terms, such evaluations will result in future agreements or acquisitions.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At March 31, 1998, the Company was in compliance with all covenants of the indentures.

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

         (a)  Exhibits
              None.

         (b) Reports on Form 8-K.
             None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BENTON OIL AND GAS COMPANY
Dated:   May 12, 1998        By:    /S/A.E. Benton
                                    ---------------
                                    A.E. Benton
                                    President and Chief Executive Officer

Dated:   May 12, 1998        By:    /S/James M. Whipkey
                                    -------------------
                                    James M. Whipkey
                                    Senior Vice President and Chief Financial Officer
