Form 10-Q
period 1998-06-30
BENTON OIL & GAS CO
filed 1998-08-13
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                   Quarterly Report Under Section 13 or 15(d)
      [X]           of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1998 or

                Transition Report Pursuant to Section 13 or 15(d)
      [  ]          of the Securities Act of 1934 for the
                            Transition Period from _______ to ______

                           COMMISSION FILE NO. 1-10762


                  --------------------------------------------

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


                  --------------------------------------------


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



                  At August 10, 1998, 29,576,896 shares of the Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES

                                                                                                           Page
                                                                                                           ----

PART I.     FINANCIAL INFORMATION

            Item 1.       FINANCIAL STATEMENTS
                               Consolidated Balance Sheets at June 30, 1998
                                    and December 31, 1997 (Unaudited)........................................3
                               Consolidated Statements of Income for the Three
                                    Months Ended June 30, 1998 and 1997 (Unaudited)..........................4
                               Consolidated Statements of Income for the Six
                                    Months Ended June 30, 1998 and 1997 (Unaudited) .........................5
                               Consolidated Statements of Cash Flows for the Six
                                    Months Ended June 30, 1998 and 1997 (Unaudited)..........................6
                               Notes to Consolidated Financial Statements....................................8

            Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS...............................................15


PART II.    OTHER INFORMATION

             Item 1.      LEGAL PROCEEDINGS.................................................................22

             Item 2.      CHANGES IN SECURITIES.............................................................22

             Item 3.      DEFAULTS UPON SENIOR SECURITIES...................................................22

             Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................22

             Item 5.      OTHER INFORMATION.................................................................23

             Item 6.      EXHIBITS AND REPORTS ON FORM 8-K..................................................23

Signatures..................................................................................................24

PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)


                                                                                        JUNE 30,        DECEMBER 31,
                                                                                         1998              1997
                                                                                         ----              ----

ASSETS
------
CURRENT ASSETS:
               Cash and cash equivalents                                               $  22,650         $ 11,940
               Restricted cash                                                                48               48
               Marketable securities                                                      90,525          156,436
               Accounts receivable:
                       Accrued oil and gas revenue                                        22,271           45,379
                       Joint interest and other                                           14,504            8,029
         Prepaid expenses and other                                                        6,931            2,463
                                                                                       ---------         --------
                              TOTAL CURRENT ASSETS                                       156,929          224,295

RESTRICTED CASH                                                                           74,366           74,288

OTHER ASSETS                                                                              15,349           12,497
PROPERTY AND EQUIPMENT:
               Oil and gas properties (full cost method - costs
                  of $26,922 and $31,588 excluded from amortization
                  in 1998 and 1997, respectively)                                        437,357          367,756
               Furniture and fixtures                                                      6,302            5,734
                                                                                       ---------         --------
                                                                                         443,659          373,490

              Accumulated depletion, impairment and depreciation                        (192,656)        (100,293)
                                                                                       ---------         --------
                                                                                         251,003          273,197
                                                                                       ---------         --------
                                                                                       $ 497,647         $584,277
                                                                                       =========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
         Accounts payable, trade and other                                             $  39,988         $ 43,490
         Accrued interest payable                                                          5,554            5,533
         Payroll and related taxes                                                         1,007            1,799
         Income taxes payable                                                              3,108            4,535
         Short term borrowings                                                                              1,530
         Current portion of long term debt                                                   169            1,463
                                                                                       ---------         --------
                       TOTAL CURRENT LIABILITIES                                          49,826           58,350

DEFERRED INCOME TAXES                                                                     13,635           24,811

LONG TERM DEBT                                                                           287,577          280,016

MINORITY INTEREST                                                                         19,111           23,368

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock, par value $0.01 a share; authorized
            5,000 shares; outstanding, none
         Common stock, par value $0.01 a share; authorized
            80,000 shares; issued 29,627 and 29,522 shares at June 30,
            1998 and December 31, 1997, respectively                                         296              295
         Additional paid-in capital                                                      146,919          146,125
         Retained earnings (deficit)                                                     (19,018)          52,011
         Treasury stock, at cost, 50 shares in 1997                                         (699)            (699)
                                                                                       ---------         --------
                       TOTAL STOCKHOLDERS' EQUITY                                        127,498          197,732
                                                                                       ---------         --------
                                                                                       $ 497,647         $584,277
                                                                                       =========         ========


See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data, unaudited)



                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                      1998          1997
                                                      ----          ----
REVENUES
Oil and gas sales                                   $ 23,626      $37,000
Gain on exchange rates                                   886          967
Investment earnings and other                          3,696        3,010
                                                    --------      -------
                                                      28,208       40,977
                                                    --------      -------

EXPENSES
Lease operating costs and production taxes            11,501        8,899
Depletion, depreciation and amortization               9,879       10,329
Write-down of oil and gas properties                  53,967
General and administrative                             6,046        5,404
Interest                                               8,030        5,786
                                                    --------      -------
                                                      89,423       30,418
                                                    --------      -------

INCOME (LOSS)  BEFORE INCOME TAXES
     AND MINORITY INTEREST                           (61,215)      10,559
INCOME TAXES                                          (7,294)       4,432
                                                    --------      -------
INCOME (LOSS) BEFORE MINORITY INTEREST               (53,921)       6,127
MINORITY INTEREST                                     (3,878)       1,639
                                                    --------      -------

NET INCOME (LOSS)                                   $(50,043)     $ 4,488
                                                    ========      =======

NET INCOME (LOSS) PER COMMON SHARE:
      Basic                                         $  (1.69)     $  0.15
                                                    ========      =======
      Diluted                                       $  (1.69)     $  0.15
                                                    ========      =======


See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data, unaudited)



                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                         1998              1997
                                                         ----              ----
REVENUES
     Oil and gas sales                                 $  52,127         $80,476
     Gain on exchange rates                                1,499             961
     Investment earnings and other                         7,840           5,839
                                                       ---------         -------
                                                          61,466          87,276
                                                       ---------         -------

EXPENSES
     Lease operating costs and production taxes           24,742          17,180
     Depletion, depreciation and amortization             20,945          20,040
     Write-down of oil and gas properties                 71,467
     General and administrative                           11,452          10,893
     Interest                                             16,110          11,271
                                                       ---------         -------
                                                         144,716          59,384
                                                       ---------         -------

INCOME (LOSS) BEFORE INCOME TAXES
     AND MINORITY INTEREST                               (83,250)         27,892
INCOME TAXES                                              (7,964)         10,416
                                                       ---------         -------
INCOME  (LOSS) BEFORE MINORITY INTEREST                  (75,286)         17,476
MINORITY INTEREST                                         (4,257)          4,360
                                                       ---------         -------

NET INCOME (LOSS)                                      $ (71,029)        $13,116
                                                       =========         =======

INCOME (LOSS) PER COMMON SHARE:

       Basic                                           $   (2.41)        $  0.45
                                                       =========         =======
       Diluted                                         $   (2.41)        $  0.43
                                                       =========         =======


See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                             1998           1997
                                                                             ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                          $ (71,029)     $ 13,116


Adjustments to reconcile net income to net cash provided by operating activities:

     Depletion, depreciation and amortization                                 20,945        20,040
     Write-down of oil and gas properties                                     71,467

     Amortization of financing costs                                             612           796
     (Gain) loss on disposition of assets                                                        4
     Minority interest in undistributed earnings of subsidiary                (4,257)        4,360
     Deferred income taxes                                                   (11,176)        4,342
     Changes in operating assets and liabilities:
          Accounts receivable                                                 16,633        15,256
          Prepaid expenses and other                                          (4,468)       (1,077)
          Accounts payable                                                    (3,502)       (2,318)
          Accrued interest payable                                                21            19
          Payroll and related taxes                                             (792)         (169)
          Income taxes payable                                                (1,427)        3,249
                                                                           ---------      --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                      13,027        57,618
                                                                           ---------      --------



CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions of property and equipment                                     (70,211)      (47,680)
     Increase in other assets                                                 (2,376)
     Increase in restricted cash                                                 (78)       (5,100)
     Decrease in restricted cash                                                             3,000
     Purchase of marketable securities                                       (43,190)      (31,297)
     Maturities of marketable securities                                     109,101        27,874
                                                                           ---------      --------
          NET CASH USED IN INVESTING ACTIVITIES                               (6,754)      (53,203)
                                                                           ---------      --------



CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options and warrants                        795         1,514
     Proceeds from issuance of short term borrowings and notes payable         4,802         1,191
     Payments on short term borrowings and notes payable                         (65)       (1,159)
     Increase in other assets                                                 (1,095)       (1,146)
     Treasury stock                                                                           (699)
                                                                           ---------      --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  4,437          (299)
                                                                           ---------      --------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                           10,710         4,116



CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              11,940        32,432
                                                                           ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  22,650      $ 36,548
                                                                           =========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for interest expense                      $  15,251      $ 10,716
                                                                           =========      ========
     Cash paid during the period for income taxes                          $   3,109      $  2,207
                                                                           =========      ========

                                   (continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 1998, the Company converted financing costs in the amount of $2,598,000 to a long term account receivable from GEOILBENT.

During the six months ended June 30, 1998, GEOILBENT converted its short term borrowing to long term debt. The Company's proportionate share of the converted debt is $1,573,000.

During the six months ended June 30, 1997, certain trade payables of GEOILBENT were converted to long term debt. The Company's proportionate share of the converted payables is $1,484,000.




See notes to consolidated financial statements.

BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

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

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three and six month periods ended June 30, 1998 and 1997. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations; all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, at June 30, 1998, consisted of $90.5 million in commercial paper and at December 31, 1997, consisted of $12.6 million in government backed notes, $139.4 million in commercial paper, $2.4 million in agreements to repurchase treasury securities and $2.0 million in bankers' acceptances.

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

                                                                                       AMOUNT
                                                               INCOME       SHARES    PER SHARE
                                                               ------       ------    ---------
FOR THE THREE MONTHS  ENDED JUNE 30, 1998
-----------------------------------------
BASIC EPS
Loss attributable to common stockholders                      $(50,043)     29,565     $ (1.69)
                                                              ========      ======     =======

DILUTED EPS
Loss attributable to common stockholders                      $(50,043)     29,565     $ (1.69)
                                                              ========      ======     =======

FOR THE THREE MONTHS ENDED JUNE 30, 1997
----------------------------------------
BASIC EPS
Income available to common stockholders                       $  4,488      29,019     $  0.15
                                                              ========      ======     =======

Effect of Dilutive Securities:
Stock options and warrants                                           -       1,582
                                                              --------      ------

DILUTED EPS
Income available to common stockholders
  and assumed conversions                                     $  4,488      30,601     $  0.15
                                                              ========      ======     =======

FOR THE SIX MONTHS  ENDED JUNE 30, 1998
---------------------------------------
BASIC EPS
Loss attributable to common stockholders                      $(71,029)     29,531     $ (2.41)
                                                              ========      ======     =======

DILUTED EPS
Loss attributable to common stockholders                      $(71,029)     29,531     $ (2.41)
                                                              ========      ======     =======

FOR THE SIX MONTHS ENDED JUNE 30, 1997
--------------------------------------
BASIC EPS
Income available to common stockholders                       $ 13,116      28,990     $  0.45
                                                              ========      ======     =======

Effect of Dilutive Securities:
Stock options and warrants                                           -       1,843
                                                              --------      ------

DILUTED EPS
Income available to common stockholders
  and assumed conversions                                     $ 13,116      30,833     $ 0.43
                                                              ========      ======     =======

For the three months ended June 30, 1998 and 1997, an aggregate 4,752,096 and 940,577 options and warrants, respectively, were excluded from the earnings per share calculations because they were anti-dilutive. For the six months ended June 30, 1998 and 1997, an aggregate 4,802,202 and 690,039 options and warrants, respectively, were excluded from the earnings per share calculations because they were anti-dilutive.

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

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $1,246,000 and $869,000 for the six months ended June 30, 1998 and 1997, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). Pursuant to the ceiling limitation as a result of declines in world crude oil prices, the Company recognized a write-down of oil and gas properties in the Venezuela cost center of $17.5 million at March 31, 1998, and recognized write-downs of oil and gas properties in the Venezuela and Russia cost centers of $38.4 million and $10.1 million, respectively, at June 30, 1998. Additionally, the Company recognized a $5.5 million write-down at June 30, 1998 of capitalized costs associated with certain exploration activities.

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Russia, China and other cost centers at June 30, 1998 were $2,128,000, $16,730,000 and $8,064,000, respectively. Excluded costs attributable to the Venezuela, Russia, China, Jordan and other cost centers at December 31, 1997 were $7,742,000, $842,000, $16,473,000, $1,694,000 and $4,837,000, respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the six months ended June 30, 1998, was $19,002,000 and $1,376,000 ($2.78 and $3.68 per equivalent barrel), respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the six months ended June 30, 1997, was $17,973,000 and $1,663,000 ($2.50 and $3.48 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $560,000 and $393,000 for the six months ended June 30, 1998 and 1997, respectively.

RECLASSIFICATIONS

Certain items in 1997 have been reclassified to conform to the 1998 financial statement presentation.


NOTE 2 - LONG TERM DEBT


Long term debt consists of the following (in thousands):

                                                                                    JUNE 30,   DECEMBER 31,
                                                                                     1998         1997
                                                                                     ----         ----
Senior unsecured notes with interest at 9.375%.
    See description below                                                          $105,000     $105,000
Senior unsecured notes with interest at 11.625%
    See description below                                                           125,000      125,000
Benton-Vinccler credit facility with interest at
    LIBOR plus 6.125%. Collateralized by a time deposit
    of the Company earning approximately LIBOR plus 5.75%
    See description below                                                            50,000       50,000
Non-recourse, reserve-based loans with average interest rate of
    LIBOR plus 5.25%.  See description below                                          4,080           --
Other                                                                                 3,666        1,479
                                                                                   --------     --------
                                                                                    287,746      281,479
Less current portion                                                                    169        1,463
                                                                                   --------     --------
                                                                                   $287,577     $280,016
                                                                                   ========     ========

In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At June 30, 1998, the Company was in compliance with all covenants of the indentures.

In August 1996, Benton-Vinccler entered into a $50 million, long term credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company, bears interest at LIBOR plus 6.125% and matures in August 1999. The Company receives interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

In October 1997, January 1998 and May 1998, GEOILBENT (owned 34% by the Company) borrowed $10.2 million, $1.8 million and $5.9 million, respectively, under parallel reserve-based, non-recourse loan agreements with the European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB"). EBRD and IMB have agreed to lend up to a total of $65 million to GEOILBENT based on achieving certain reserve and production milestones. The loans bear an average interest rate of LIBOR plus 5.25% payable on January 27 and July 27 each year. Principal payments will be due in varying installments every six months beginning January 27, 2000 until July 27, 2004. The loan agreements require that GEOILBENT meet certain financial ratios and covenants, including a minimum current ratio and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets.

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

In the normal course of its business, the Company may periodically become subject to actions threatened or brought by its investors or partners in connection with the operation or development of its properties or the sale of securities. Prior to 1992, the Company was engaged in the formation and operation of oil and gas limited partnership interests. In 1992, the Company ceased raising funds through such sales. In June 1994, certain limited partners in limited partnerships sponsored by the Company brought an action against the Company in connection with the Company's operation of the limited partnerships as managing general partner. The claimants seek actual and punitive damages for alleged actions and omissions by the Company in operating the partnerships and alleged misrepresentations made by the Company in selling the limited partnership interests. In May 1995, the Company agreed to a binding arbitration proceeding with respect to such claims in return for the limited partners' agreement to dismiss the state court action. The arbitration has not proceeded to a hearing, and the Company maintains that the claimants have waived their right to arbitrate because of their unreasonable delay. If the arbitration does ever go forward, and if any liability is found to exist, the arbitrator will determine the amount of any damages and may consider all distributions made to the partners, including the consideration received in the exchange offer, in determining the extent of damages, if any. However, there can be no assurance that an arbitrator will consider such factors in his or her determination of damages if the allegations are found to be true and damages are awarded. The Company is also subject to ordinary litigation that is incidental to its business. None of the above matters are expected to have a material adverse effect on the Company's financial statements.

In May 1996, the Company entered into an agreement with Morgan Guaranty which provides for an $18 million cash collateralized 5-year letter of credit to secure the Company's performance of the minimum exploration work program required in the Delta Centro Block in Venezuela.

The Company has entered into a 15 year lease agreement for office space currently under construction in Carpinteria, California. The building will be ready for occupancy in August 1998. The Company has leased the entire building (50,000 square feet) for approximately $73,000 per month, subject to adjustments for tenant improvements, with annual rent adjustments based on certain changes in the Consumer Price Index. The Company has entered into a sublease agreement for a portion of the building which will not be immediately needed for operations. The Company has also entered into a sublease agreement for the office space that it will be vacating upon the completion of the new office building. Rents for the sublease of the old office space and the portion of the new building that will not be immediately needed for operations approximate the Company's lease costs per square foot of these facilities.


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

NOTE 5 - RUSSIA OPERATIONS

The EBRD and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements ("GEOILBENT Credit Facility"). The proceeds from the loans are to be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Initial funding of $10.2 million and $1.8 million occurred in October 1997 and January 1998, respectively, upon satisfaction of certain conditions precedent. Another $5.9 million was subsequently drawn in May 1998. Additional borrowings will be based on achieving certain reserve and production milestones.

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

NOTE 6 - VENEZUELA OPERATIONS

On July 31, 1992, the Company and its partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., then one of three exploration and production affiliates of the national oil company, Petroleos de Venezuela, S.A ("PDVSA"), which have subsequently all been combined into PDVSA Petroleo Y Gas, S.A. ("P&G"). The operating service agreement covers the Uracoa, Bombal and Tucupita fields that comprise the South Monagas Unit ("Unit"). Under the terms of the operating service agreement, Benton-Vinccler, a corporation owned 80% by the Company and 20% by Vinccler, is a contractor for P&G and is responsible for overall operations of the Unit, including all necessary investments to reactivate and develop the fields comprising the Unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement (which amount is periodically adjusted to reflect changes in the average of certain world crude oil prices). The Venezuelan government maintains full ownership of all hydrocarbons in the fields. (See Note 1.)

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration ("LL&E"), which has been subsequently acquired by Burlington Resources Inc., and Norcen Energy Resources, LTD ("Norcen"), which has been subsequently acquired by Union Pacific Resources Group Inc., were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing an 839 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million and requires that the Company and its partners each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, LL&E will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power and equity ownership of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed and the Company posted an $18 million standby letter of credit, which is collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (See Note 3.). As of June 30, 1998, the Company's share of the costs incurred to date were $7.8 million. (See Note 1.)

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

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company will acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, 563 square kilometers (approximately 140,000 acres) in the delta of the Liaohe River. Shell will be the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4.0 million ($2.0 million to the Company). The Company is required to pay 100% of the first $8.0 million of the costs for the phase one exploration period, after which, any resulting development costs will be shared equally. If the first phase of the exploration period results in a commercial discovery and if the Company elects to continue to phase two, then the Company will pay 100% of the first $8.0 million of the costs of the second phase of the exploration period, after which, any resulting development costs will be shared equally. The Company and Shell will share costs equally for the third exploration phase if the Company elects to continue to this phase. As of June 30, 1998, the Company had incurred $0.5 million related to the farmout agreement.

NOTE 8 - SANTA BARBARA OPERATIONS

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases from Molino Energy. The project area covers the Molino, the Gaviota and the Caliente fields, located approximately 35 miles west of Santa Barbara, California. Molino Energy holds a 100% working interest in each of the leases. The Company serves as operator of the project. In consideration of the 40% participation interest, the Company will initially pay 100% of the costs of the first well to be drilled on the block, which began in March 1998. The Company's cost participation in the first well will be reduced to 53% when an amount equal to 70% of costs of $2.5 million incurred by Molino Energy prior to the agreement with the Company is paid from 47% of the Company's initial cost participation. The Company will then pay 40% of all subsequent costs. As of June 30, 1998, the Company had incurred $6.1 million related to the project.

NOTE 9 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan block in southeastern Jordan. The Sirhan block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which is expected to last approximately two years. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-10 well was tested in the Umm Sahm formation and did not result in the production of commercial amounts of hydrocarbons. The WS-9 well was tested in the Dubaydib formation and yielded good shows of gas with traces of light oil. The well was temporarily abandoned pending the evaluation of additional data. The remainder of 1998 will be devoted to reprocessing and remapping seismic data and conducting geological studies on the remaining prospectivity of the block. At June 30, 1998, the Company had incurred $3.4 million related to the PSA.


NOTE 10 - SENEGAL OPERATIONS

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. In addition, the Company obtained rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea Bissau border in the south, and to choose certain blocks for further data acquisition and exploration drilling. The Company's working interest in any offshore discovery will be 85% with the remainder held by Petrosen. The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41 kilometer (approximately 25 mile) gas pipeline en route to Senegal's main electric generating facility near Dakar. As of June 30, 1998, the Company had incurred $1.3 million related to both the onshore block and near-offshore acreage.

NOTE 11 - RELATED PARTY TRANSACTIONS

During 1996, 1997 and the first six months of 1998, the Company made loans to Mr. A.E. Benton, its Chief Executive Officer, Mr. M.B. Wray, its Vice Chairman, and Mr. J.M. Whipkey, its Chief Financial Officer, each loan bearing interest at 6%. At December 31, 1997, the balances owed to the Company by Mr. Benton, Mr. Wray and Mr. Whipkey were $2.0 million, $0.7 million and $0.5 million, respectively. At June 30, 1998, the balances owed to the Company by Mr. Benton, Mr. Wray and Mr. Whipkey were $3.4 million, $0.7 million and $0.5 million, respectively.

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

GENERAL

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations and has reflected the 20% ownership interest of Vinccler as a minority interest. GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations reported in the first six months of 1997 and 1998 for Russia reflect the six months ended March 31, 1997 and 1998, respectively. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest.

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

The following discussion of the Company's results of operations for the six months ended June 30, 1998 and 1997 and financial condition at June 30, 1998 and December 31, 1997 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I, Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The Company's results of operations for the six months ended June 30, 1998, reflected the results for Benton Vinccler, C.A. in Venezuela. As a result of declines in world crude oil prices and lower production from the South Monagas Unit, oil sales in Venezuela were lower in the first six months of 1998 compared to 1997 with a 32% decrease in realized fees per barrel (from $10.40 in 1997 to $7.04 in 1998) and a 5% decrease in oil sales quantities (from 7,196,323 Bbls of oil in 1997 to 6,836,759 Bbls of oil in 1998) due to operational problems with certain high volume wells. Production from the South Monagas Unit will continue to be lower in the third quarter of 1998 while the operational problems are being resolved. Additionally, the Company recognized full cost ceiling limitation write-downs of its oil and gas properties in Venezuela and Russia of $55.9 million and $10.1 million, respectively, and a $5.5 million write-down of capitalized costs associated with certain exploration activities. Benton-Vinccler also experienced increased operating expenses primarily in the areas of workovers, transportation and chemical costs, and increased capital requirements for production facilities. The increased costs resulted in increased per barrel lease operating and depletion expenses and, especially when combined with the decreased fee realizations, represented a significantly higher percentage of oil sales revenues during the period than in the prior period.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:

                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                           ---------------------------     -------------------------
                                                1998       1997                1998      1997
                                                ----       ----                ----      ----
Lease Operating Costs and Production Taxes       48.7%     24.1%               47.5%     21.3%
Depletion, Depreciation and Amortization         41.8      27.9                40.2      24.9
General and Administrative                       25.6      14.6                22.0      13.5
Interest                                         34.0      15.6                30.9      14.0

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

The Company had revenues of $28.2 million for the three months ended June 30, 1998. Expenses incurred during the period consisted of lease operating costs and production taxes of $11.5 million, depletion, depreciation and amortization expense of $9.9 million, write-down of oil and gas properties of $54.0 million, general and administrative expense of $6.0 million, interest expense of $8.0 million, income tax benefit of $7.3 million and a minority interest reduction of $3.9 million. Net loss was $50.0 million or $1.69 per share (diluted).

By comparison, the Company had revenues of $41.0 million for the three months ended June 30, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $9.0 million, depletion, depreciation and amortization expense of $10.3 million, general and administrative expense of $5.4 million, interest expense of $5.8 million, income tax expense of $4.4 million and a minority interest of $1.6 million. Net income for the period was $4.5 million or $0.15 per share (diluted).

Revenues decreased $12.8 million, or 31.2%, during the three months ended June 30, 1998 compared to the corresponding period of 1997 primarily due to decreased oil sales revenue in Venezuela as a result of declines in world crude oil prices and oil sales quantities. Sales quantities for the three months ended June 30, 1998 from Venezuela and Russia were 3,191,166 Bbls and 246,666 Bbls, respectively, compared to 3,552,425 Bbls and 199,794 Bbls, respectively, for the three months ended June 30, 1997. Prices for crude oil averaged $6.62 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $10.10 per Bbl from Russia for the three months ended June 30, 1998 compared to $9.73 per Bbl from Venezuela and $12.14 per Bbl from Russia for the corresponding period of 1997. Investment earnings increased $0.7 million, or 22.8%, during the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to higher average cash and marketable securities balances. Revenues for the three months ended June 30, 1998 were increased by a foreign exchange gain of $0.9 million compared to a gain of $1.0 million during the corresponding period of 1997.

Lease operating costs and production taxes increased $2.5 million, or 27.8%, during the three months ended June 30, 1998 compared to the three months ended June 30, 1997 primarily due to the continuing maturation of the Uracoa oil field resulting in higher water handling, gas handling, transportation and chemical costs in Venezuela. Depletion, depreciation and amortization decreased $0.4 million, or 3.9%, during the three months ended June 30, 1998 compared to the corresponding period of 1997 primarily due to reduced oil sales and a write-down of oil and gas properties in Venezuela at March 31, 1998, partially offset by increased capital requirements in Venezuela. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the three months ended June 30, 1998 was $2.72 and $3.68, respectively, compared to $2.65 and $3.61, respectively, during the corresponding period of the previous year. Additionally, at June 30, 1998, the Company recognized a write-down of oil and gas properties in the Venezuela and Russia cost centers of $38.4 million and $10.1 million, respectively, pursuant to the ceiling limitation prescribed by the full cost method of accounting. The write-down is a result of the effect of declines in world crude oil prices on the prices realized by the Company for its Venezuelan and Russian oil sales. The Company also recognized a $5.5 million write-down of capitalized costs associated with certain exploration activities. General and administrative expenses increased $0.6 million, or 11.1%, during the three months ended June 30, 1998 compared to the corresponding period of

1997 due to the Company's increased corporate activity associated with the growth of its business. Interest expense increased $2.2 million, or 37.9%, during the three months ended June 30, 1998 compared to the three months ended June 30, 1997 primarily due to the issuance of $115 million in senior unsecured notes in November 1997. The Company recognized a loss before income taxes and minority interest of $61.2 million during the three months ended June 30, 1998 as compared to income of $10.6 million in the corresponding period of 1997 which resulted in decreased income tax expense of $11.7 million, or 265.9%. The net income (loss) attributable to the minority interest decreased $5.5 million, or 343.8%, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 as a result of decreased net income from Benton-Vinccler's operations in Venezuela.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

The Company had revenues of $61.5 million for the six months ended June 30, 1998. Expenses incurred during the period consisted of lease operating costs and production taxes of $24.7 million, depletion, depreciation and amortization expense of $20.9 million, write-down of oil and gas properties of $71.5 million, general and administrative expense of $11.5 million, interest expense of $16.1 million, income tax benefit of $8.0 million and a minority interest reduction of $4.3 million. Net loss for the period was $71.0 million or $2.41 per share (diluted).

By comparison, the Company had revenues of $87.3 million for the six months ended June 30, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $17.2 million, depletion, depreciation and amortization expense of $20.0 million, general and administrative expense of $10.9 million, interest expense of $11.3 million, income tax expense of $10.4 million, and minority interest of $4.4 million. Net income was $13.1 million or $0.43 per share (diluted).

Revenues decreased $25.8 million, or 29.6%, during the six months ended June 30, 1998 compared to the corresponding period of 1997 primarily due to decreased oil sales in Venezuela and Russia. Sales quantities for the six months ended June 30, 1998 from Venezuela and Russia were 6,836,759 and 374,068 Bbl, respectively, compared to 7,196,323 and 478,349 Bbl, respectively, for the six months ended June 30, 1997. Prices for crude oil averaged $7.04 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $10.62 per Bbl from Russia for the six months ended June 30, 1998 compared to $10.40 per Bbl from Venezuela and $11.73 per Bbl from Russia for the corresponding period of 1997. Investment earnings increased $2.0 million, or 34.3%, during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due to higher average cash and marketable securities balances. Revenues for the six months ended June 30, 1998 were increased by a foreign exchange gain of $1.5 million compared to a gain of $1.0 million during the corresponding period of 1997.

Lease operating costs and production taxes increased $7.5 million, or 43.6%, during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 primarily due to the continuing maturation of the Uracoa oil field resulting in higher water handling, gas handling, workover, transportation and chemical costs in Venezuela. Depletion, depreciation and amortization increased $0.9 million, or 4.5%, during the six months ended June 30, 1998 compared to the corresponding period of 1997 primarily due to increased capital costs in Venezuela. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the six months ended June 30, 1998 was $2.78 and $3.68, respectively, compared to $2.50, and $3.48 from Venezuela, and Russia, respectively, during the corresponding period of the previous year. Additionally, during the six months ended June 30, 1998, the Company recognized write-downs of oil and gas properties in the Venezuela and Russia cost centers of $55.9 million and $10.1 million, respectively, pursuant to the ceiling limitation prescribed by the full cost method of accounting. The write-downs are a result of the effect of declines in world crude oil prices on the prices realized by the Company for its Venezuelan and Russian oil sales. The Company also recognized a $5.5 million write-down of capitalized costs associated with certain exploration activities. General and administrative expenses increased $0.6 million, or 5.5%, during the six months ended June 30, 1998 compared to the corresponding period of 1997 primarily due to the Company's increased corporate activity associated with the growth of the Company's business. Interest expense increased $4.8 million, or 42.5%, during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 primarily due to the issuance of $115 million in 9.375% senior unsecured notes in November 1997. The Company recognized a loss before income taxes and minority interest of $83.3 million during the six months ended June 30, 1998 as compared to income of $27.9 million in the corresponding period of 1997 which resulted in decreased income tax expense of $18.4 million, or 176.9%. The net income (loss) attributable to the minority interest decreased $8.7 million, or 197.7%, for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 as a result of decreased net income from Benton-Vinccler's operations in Venezuela.

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

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company will acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, 563 square kilometers (approximately 140,000 acres) in the delta of the Liaohe River. Shell will be the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's costs to date, which was approximately $4.0 million ($2.0 million to the Company). The Company is required to pay 100% of the costs for the phase one exploration period, with a maximum required expenditure of $8.0 million. If the first phase of the exploration period results in a commercial discovery and if the Company elects to continue to phase two, then the Company will pay 100% of the costs of the second phase of the exploration period, with a maximum required expenditure of $8.0 million. The Company and Shell will be responsible for the costs of the third exploration phase and the costs of development activities associated with any of the three phases in proportion to their interests.

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


EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

The Company's results of operations and cash flow are affected by changing oil and gas prices. However, the Company's Venezuelan revenues are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes, which dampens both any upward and downward effects of changing prices on the Company's Venezuelan revenues and cash flows. As a result of declines in world crude oil prices during the first six months of 1998, the Company recognized full cost ceiling test write-downs of oil and gas properties in the Venezuela and Russia cost centers of $55.9 million and $10.1 million, respectively, through June 30, 1998. Continued declines in world crude oil prices could result in further full cost ceiling test write-downs. If the price of oil and gas increases, there could be an increase in the cost to the Company for drilling and related services because of increased demand, as well as an increase in revenues. Fluctuations in oil and gas prices may affect the Company's total planned development activities and capital expenditure program.

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

During the six months ended June 30, 1998, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian rouble during periods when the Company's Venezuela-related subsidiaries and GEOILBENT had substantial net monetary liabilities denominated in bolivares and roubles. During the six months ended June 30, 1998, the Company's net foreign exchange gains attributable to its Venezuelan and Russian operations were $1.3 million and $0.2 million, respectively. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities for the six months ended June 30, are summarized in the following table and discussed in further detail below (in thousands):

                                                         1998          1997
                                                         ----          ----
Net cash provided by operating activities              $ 13,027      $ 57,618
Net cash used in investing activities                    (6,754)      (53,203)
Net cash provided  by  financing) activities              4,437          (299)
                                                       --------      --------
Net increase in cash                                   $ 10,710      $  4,116
                                                       ========      ========

At June 30, 1998, the Company had current assets of $156.9 million and current liabilities of $49.8 million resulting in working capital of $107.1 million and a current ratio of 3.2:1. This compares to the Company's working capital of $165.9 million and a current ratio of 3.8:1 at December 31, 1997. The decrease of $58.8 million was due primarily to (i) expenditures related to exploration and development in Venezuela, Russia, Jordan and California and (ii) lower oil sales as a result of declines in world crude oil prices.

CASH FLOW FROM OPERATING ACTIVITIES. During the six months ended June 30, 1998 and 1997, net cash provided by operating activities was approximately $13.0 million and $57.6 million, respectively. Cash flow from operating activities decreased by $44.6 million during the six months ended June 30, 1998 compared to the corresponding period of the prior year due primarily to decreased oil revenues and increased lease operating costs and interest expense.

CASH FLOW FROM INVESTING ACTIVITIES. During the six months ended June 30, 1998 and 1997, the Company had drilling and production related capital expenditures of approximately $70.2 million and $47.7 million, respectively. Of the 1998 expenditures, $50.2 million was attributable to the development of the South Monagas Unit in Venezuela, $7.1 million related to the development of the North Gubkinskoye Field in Russia, $3.8 million related to a 3-D seismic survey in the Delta Centro Block in Venezuela, $3.4 million related to the development of the Gaviota lease in Santa Barbara County, California, $2.1 million related to the development of the Sirhan Block in Jordan, and $3.6 million was attributable to other projects.

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

The Company expects 1998 capital expenditures of approximately $149.0 million, including $22.0 million in expenditures by GEOILBENT in Russia, net to the Company's interest (which will be funded from borrowings under the GEOILBENT Credit Facility, cash flow from operations or other financings). Additionally, the Company anticipates loaning up to $100 million over the next two years to Severneftegaz pursuant to an equity acquisition agreement signed in April 1998. Funding for the currently anticipated 1998 capital expenditures and the 1998 loans to Severneftegaz is expected to come from working capital, cash flow from operations, sales of property interests or the issuance of debt or equity secruities. The Company's indentures contain provisions which restrict the manner in which the Company can invest in certain of its current operations including GEOILBENT. Although the Company believes it has sufficient funding for its expected capital requirements from working capital and cash flow from operations, sales of property interests or the issuance of debt or equity securities, the Company may be limited in the manner of funding certain of such capital requirements due to such restrictions in the indentures.

The Company continues to evaluate and pursue domestic and international opportunities that fit within the Company's business strategy, including exploration, development and acquisition opportunities. It is not presently known whether, or on what terms, such evaluations will result in future agreements or acquisitions.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At June 30, 1998, the Company was in compliance with all covenants of the indentures.

The EBRD and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements. Initial funding of $10.2 million and $1.8 million occurred in October 1997 and January 1998, and another $5.9 million was drawn in May 1998. The proceeds from the loans will be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Additional borrowings will be based on achieving certain reserve and production milestones.

YEAR 2000 COMPLIANCE

The Company is in the process of assessing its information technology systems and has, to date, not uncovered any serious year 2000 deficiencies. The Company will, before the end of 1998, upgrade its current accounting software with a year 2000 compliance modification provided by the software vendor at minimal cost. The majority of the other software and hardware currently used by the Company is year 2000 compliant and the cost of converting any non-compliant systems is not expected to be material to the Company's financial condition. The Company is also developing a plan to obtain year 2000 compliance information from its material suppliers and customers and anticipates completing this process by the end of 1998. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and does not currently anticipate any disruption in its operations as a result of any failure by the Company to be in compliance.


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


ITEM 1.   LEGAL PROCEEDINGS
            None.

ITEM 2.   CHANGES IN SECURITIES
            None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
            None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of the Stockholders of the Company held on June 30, 1998, the following items were voted upon by the Stockholders:

     1.   Election of Directors:

                                                        VOTES AGAINST/      ABSTENTIONS/
                                   VOTES IN FAVOR         WITHHELD       BROKER NON-VOTES
                                   --------------       -------------    ----------------
          Alex E. Benton            26,650,660            234,174               0
          Michael B. Wray           26,638,897            245,937               0
          Bruce M. McIntyre         26,418,695            466,139               0
          Richard W. Fetzner        26,653,065            231,769               0
          Garrett A. Garrettson     26,649,927            234,907               0

     2. Amendment to the certificate of incorporation to increase the number of authorized shares of the Company's common stock:

                                                       VOTES AGAINST/     ABSTENTIONS/
                                    VOTES IN FAVOR       WITHHELD       BROKER NON-VOTES
                                    --------------     ------------     ----------------
                                    24,039,408          2,636,404          209,022

     3.   Approval of 1998 stock-based incentive plan:

                                                       VOTES AGAINST/     ABSTENTIONS/
                                    VOTES IN FAVOR        WITHHELD      BROKER NON-VOTES
                                    --------------      ------------    ----------------
                                    20,511,298          5,977,444         396,092

     4. To approve and ratify the appointment of Price Waterhouse LLP as independent accountants for the fiscal year ending December 31, 1998:

                                                        VOTES AGAINST/    ABSTENTIONS/
                                     VOTES IN FAVOR       WITHHELD      BROKER NON-VOTES
                                    ---------------      ----------     ----------------
                                    26,716,413             81,185            87,236

ITEM 5.  OTHER INFORMATION

             The proxies for the 1999 annual meeting of stockholders intend to use their discretion in voting on any and all matters brought before the 1999 annual meeting of stockholders which were not provided to the Company in advance notice on or prior to April 3, 1999.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits
             None.

         (b) Reports on Form 8-K
             On April 21, 1998, the Company filed a report on Form 8-K, under
             Item 4, "Changes in Registrant's Certifying Accountant" regarding the dismissal of Deloitte & Touche LLP and the engagement of Price Waterhouse LLP as independent accountants.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BENTON OIL AND GAS COMPANY


Dated:   August 10, 1998              By: /S/ A.E.BENTON
                                         -----------------------------------
                                         A.E. Benton
                                         President and Chief Executive Officer



Dated:   August 10, 1998              By: /S/ JAMES M.WHIPKEY
                                         -----------------------------------
                                         James M. Whipkey
                                         Senior Vice President and
                                           Chief Financial Officer