Form 10-Q
period 1998-09-30
BENTON OIL & GAS CO
filed 1998-11-13
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                   Quarterly Report Under Section 13 or 15(d)
     [X]            of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1998 or

                Transition Report Pursuant to Section 13 or 15(d)
     [  ]              of the Securities Act of 1934 for the
            Transition Period from _____________ to ______________

                           COMMISSION FILE NO. 1-10762

                           ---------------------------


                           BENTON OIL AND GAS COMPANY
             (Exact name of registrant as specified in its charter)


                      DELAWARE                               77-0196707
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
                    or organization)                               Number)

  6267 CARPINTERIA AVE., SUITE 200
       CARPINTERIA, CALIFORNIA                                     93013
(Address of principal executive offices)                        (Zip Code)


        Registrant's telephone number, including area code (805) 566-5600

                                -------------

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

                                -------------

                 At November 10, 1998, 26,576,896 shares of the
                   Registrant's Common Stock were outstanding.

BENTON OIL AND GAS COMPANY AND SUBSIDIARIES



                                                                                                                       PAGE
                                                                                                                       ----
PART I.      FINANCIAL INFORMATION

             Item 1.    FINANCIAL STATEMENTS
                               Consolidated Balance Sheets at September 30, 1998
                                    and December 31, 1997 (Unaudited).....................................................3
                               Consolidated Statements of Operations for the Three
                                    Months Ended September 30, 1998 and 1997 (Unaudited)..................................4
                               Consolidated Statements of Operations for the Nine
                                    Months Ended September 30, 1998 and 1997 (Unaudited) .................................5
                               Consolidated Statements of Cash Flows for the Nine
                                    Months Ended September 30, 1998 and 1997 (Unaudited)..................................6
                               Notes to Consolidated Financial Statements.................................................8

             Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............................................................15


PART II.     OTHER INFORMATION

             Item 1.    LEGAL PROCEEDINGS................................................................................22

             Item 2.    CHANGES IN SECURITIES............................................................................22

             Item 3.    DEFAULTS UPON SENIOR SECURITIES..................................................................22

             Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................22

             Item 5.    OTHER INFORMATION................................................................................22

             Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................................22

Signatures...............................................................................................................23

PART I. FINANCIAL INFORMATION
    Item 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  1998          1997
                                                                                ---------     ---------
ASSETS
------
CURRENT ASSETS:
         Cash and cash equivalents                                              $  17,238     $  11,940
         Restricted cash                                                               12            48
         Marketable securities                                                     71,163       156,436
         Accounts receivable:
               Accrued oil and gas revenue                                         19,708        45,379
               Joint interest and other                                            14,105         8,029
               Affiliated company                                                   4,993
         Prepaid expenses and other                                                 1,841         2,463
                                                                                ---------     ---------
                  TOTAL CURRENT ASSETS                                            129,060       224,295

RESTRICTED CASH                                                                    74,518        74,288

OTHER ASSETS                                                                       14,106        12,497
INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANY, at cost                           5,156
PROPERTY AND EQUIPMENT:
         Oil and gas properties (full cost method - costs of
             $32,972 and $31,588 excluded from amortization in
             1998 and 1997, respectively)                                         461,568       367,756
         Furniture and fixtures                                                     9,067         5,734
                                                                                ---------     ---------
                                                                                  470,635       373,490
         Accumulated depletion, impairment and depreciation                      (200,220)     (100,293)
                                                                                ---------     ---------
                                                                                  270,415       273,197
                                                                                ---------     ---------
                                                                                $ 493,255     $ 584,277
                                                                                =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
         Accounts payable, trade and other                                      $  34,230     $  43,490
         Accrued interest payable                                                  11,762         5,533
         Payroll and related taxes                                                  1,468         1,799
         Income taxes payable                                                       5,120         4,535
         Short term borrowings                                                                    1,530
         Current portion of long term debt                                            167         1,463
                                                                                ---------     ---------
                  TOTAL CURRENT LIABILITIES                                        52,747        58,350

DEFERRED INCOME TAXES                                                              12,469        24,811

LONG TERM DEBT                                                                    289,563       280,016

MINORITY INTEREST                                                                  18,817        23,368

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Preferred stock, par value $0.01 a share; authorized 5,000 shares;
                outstanding, none
         Common stock, par value $0.01 a share; authorized 80,000 shares;
               issued 29,627 and 29,522 shares at September 30, 1998
               and December 31, 1997, respectively                                    296           295
         Additional paid-in capital                                               146,919       146,125
         Retained earnings (deficit)                                              (26,857)       52,011
         Treasury stock, at cost, 50 shares in 1997                                  (699)         (699)
                                                                                ---------     ---------
                  TOTAL STOCKHOLDERS' EQUITY                                      119,659       197,732
                                                                                ---------     ---------

                                                                                $ 493,255     $ 584,277
                                                                                =========     =========

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)


                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                           1998            1997
                                                          --------      --------
REVENUES
     Oil sales                                            $ 20,030      $ 41,393

     Gain on exchange rates                                    526           751

     Investment earnings and other                           3,323         3,044
                                                          --------      --------
                                                            23,879        45,188
                                                          --------      --------

EXPENSES

     Lease operating costs and production taxes             10,610        12,698

     Depletion, depreciation and amortization                7,719        12,622

     General and administrative                              5,244         5,833

     Interest                                                8,244         5,450
                                                          --------      --------
                                                            31,817        36,603
                                                          --------      --------

INCOME (LOSS)  BEFORE INCOME TAXES
     AND MINORITY INTEREST                                  (7,938)        8,585

INCOME TAXES                                                   197         4,492
                                                          --------      --------

INCOME (LOSS) BEFORE MINORITY INTEREST                      (8,135)        4,093

MINORITY INTEREST                                             (296)        1,224
                                                          --------      --------

NET INCOME (LOSS)                                         $ (7,839)     $  2,869
                                                          ========      ========

NET INCOME (LOSS) PER COMMON SHARE:
      Basic                                               $  (0.27)     $   0.10
                                                          ========      ========
      Diluted                                             $  (0.27)     $   0.09
                                                          ========      ========

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                          1998            1997
                                                        ---------      ---------
REVENUES
    Oil sales                                           $  72,157      $ 121,869

    Gain on exchange rates                                  2,025          1,712

    Investment earnings and other                          11,163          8,883
                                                        ---------      ---------

                                                           85,345        132,464
                                                        ---------      ---------
EXPENSES

    Lease operating costs and production taxes             35,352         29,878

    Depletion, depreciation and amortization               28,664         32,662

    Write-down of oil and gas properties                   71,467

    General and administrative                             16,696         16,726

    Interest                                               24,354         16,721
                                                        ---------      ---------

                                                          176,533         95,987
                                                        ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTEREST                                 (91,188)        36,477

INCOME TAXES                                               (7,767)        14,908
                                                        ---------      ---------
INCOME  (LOSS) BEFORE MINORITY INTEREST                   (83,421)        21,569
MINORITY INTEREST                                          (4,553)         5,584
                                                        ---------      ---------


NET INCOME (LOSS)                                       $ (78,868)     $  15,985
                                                        =========      =========


INCOME (LOSS) PER COMMON SHARE:
    Basic                                               $  (2.67)     $    0.55
                                                        =========     =========
    Diluted                                             $  (2.67)     $    0.52
                                                        =========     =========

     See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In thousands, unaudited)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                         ------------------------
                                                                            1998          1997
                                                                          ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                         $ (78,868)    $  15,985


Adjustments to reconcile net income to net cash provided by operating activities:

     Depletion, depreciation and amortization                                28,664        32,662

     Write-down of oil and gas properties                                    71,467

     Amortization of financing costs                                            964           990

     Loss on disposition of assets                                               72             4

     Minority interest in undistributed earnings of subsidiary               (4,551)        5,585

     Deferred income taxes                                                  (12,342)        4,624

     Changes in operating assets and liabilities:

          Accounts receivable                                                14,602         7,591

          Prepaid expenses and other                                            622          (216)

          Accounts payable                                                   (9,260)        4,928

          Accrued interest payable                                            6,229         3,664

          Payroll and related taxes                                            (331)           99


          Income taxes payable                                                  585         6,007
                                                                          ---------     ---------

               NET CASH PROVIDED BY OPERATING ACTIVITIES                     17,853        81,923
                                                                          ---------     ---------



CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions of property and equipment                                    (97,410)      (80,205)

     Increase in investment in and advances to affiliated company            (5,156)

     Increase in restricted cash                                               (230)       (3,664)

     Decrease in restricted cash                                                 36         2,100

     Purchase of marketable securities                                      (49,389)      (48,147)

     Maturities of marketable securities                                    134,662        48,992
                                                                          ---------     ---------

          NET CASH USED IN INVESTING ACTIVITIES                             (17,487)      (80,924)
                                                                          ---------     ---------



CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options and warrants                       795         2,611

     Proceeds from issuance of short term borrowings and notes payable        6,810         1,190

     Payments on short term borrowings and notes payable                        (89)       (1,643)

     Increase in other assets                                                (2,584)       (1,935)

     Treasury stock                                                                          (699)
                                                                          ---------     ---------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 4,932          (476)
                                                                          ---------     ---------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                           5,298           523



CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             11,940        32,432
                                                                          =========     =========

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  17,238     $  32,955
                                                                          =========     =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                          $  16,858     $  11,818
     Cash paid during the period for interest expense
                                                                          =========     =========
     Cash paid during the period for income taxes                         $   3,634     $   3,397
                                                                          =========     =========

                                   (continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 1998, the Company converted financing costs in the amount of $2,598,000 to a long term account receivable from GEOILBENT.

During the nine months ended September 30, 1998, GEOILBENT converted its short term borrowing to long term debt. The Company's proportionate share of the converted debt is $1,573,000.

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

                NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

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

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three and nine month periods ended September 30, 1998 and 1997. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, at September 30, 1998, consisted of $71.2 million in commercial paper and at December 31, 1997, consisted of $12.6 million in government backed notes, $139.4 million in commercial paper, $2.4 million in agreements to repurchase treasury securities and $2.0 million in bankers' acceptances.

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


                                                                                                               AMOUNT PER
                                                                        INCOME              SHARES                SHARE
                                                                     -------------        ------------         ------------

           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
           ---------------------------------------------
           BASIC EPS
           Loss attributable to common stockholders                     $ (7,839)             29,577              $ (0.27)
                                                                        ========             ========             ========

           DILUTED EPS
           Loss attributable to common stockholders                     $ (7,839)             29,577              $ (0.27)
                                                                        ========             ========             ========

           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
           ---------------------------------------------
           BASIC EPS
           Income available to common stockholders                      $ 2,869               29,094               $  0.10
                                                                        ========             ========             ========

           Effect of Dilutive Securities:
           Stock options and warrants                                                          1,552
                                                                        --------             --------

           DILUTED EPS
           Income available to common stockholders
             and assumed conversions                                    $ 2,869               30,646               $  0.09
                                                                        ========             ========             ========

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
           ---------------------------------------------
           BASIC EPS
           Loss attributable to common stockholders                     $(78,868)             29,546               $ (2.67)
                                                                        ========             ========             ========

           DILUTED EPS
           Loss attributable to common stockholders                     $(78,868)             29,546               $ (2.67)
                                                                        ========             ========             ========

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
           ---------------------------------------------
           BASIC EPS

           Income available to common stockholders                      $15,985               29,025               $  0.55
                                                                        ========             ========             ========

           Effect of Dilutive Securities:
           Stock options and warrants                                                          1,746
                                                                        --------             --------

           DILUTED EPS
           Income available to common stockholders
             and assumed conversions                                    $15,985                30,771             $   0.52
                                                                        ========             ========             ========

For the three months ended September 30, 1998 and 1997, an aggregate 5,013,453 and 624,239 options and warrants, respectively, were excluded from the earnings per share calculations because they were anti-dilutive. For the nine months ended September 30, 1998 and 1997, an aggregate 4,873,209 and 668,105 options and warrants, respectively, were excluded from the earnings per share calculations because they were anti-dilutive.

TREASURY STOCK

In June 1997, the Board of Directors instituted a treasury stock repurchase program under which the Company is authorized to purchase up to 1,500,000 shares of its common stock. The shares may be used for re-issuance in connection with the Company's employee stock option plan, treasury stock or for other corporate purposes to be determined in the future. During 1997, the Company repurchased 50,000 shares at an average price of $13.99 per share.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $1,822,000 and $1,323,000 for the nine months ended September 30, 1998 and 1997, respectively. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). Pursuant to the ceiling limitation as a result of declines in world crude oil prices, the Company recognized a write-down of oil and gas properties in the Venezuela cost center of $17.5 million at March 31, 1998, and recognized write-downs of oil and gas properties in the Venezuela and Russia cost centers of $38.4 million and $10.1 million, respectively, at June 30, 1998. Additionally, the Company recognized a $5.5 million write-down at June 30, 1998 of capitalized costs associated with certain exploration activities.

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Russia, China and other cost centers at September 30, 1998 were $3,695,000, $19,313,000 and $9,964,000, respectively. Excluded costs attributable to the Venezuela, Russia, China, Jordan and other cost centers at December 31, 1997 were $7,742,000, $842,000, $16,473,000, $1,694,000 and $4,837,000, respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the nine months ended September 30, 1998, was $25,539,000 and $2,214,000 ($2.69 and $3.51 per
equivalent barrel), respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the nine months ended September 30, 1997, was $29,674,000 and $2,355,000 ($2.63 and $3.53 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $901,000 and $622,000 for the nine months ended September 30, 1998 and 1997, respectively.

RECLASSIFICATIONS

Certain items in 1997 have been reclassified to conform to the 1998 financial statement presentation.


NOTE 2 - LONG TERM DEBT


Long term debt consists of the following (in thousands):

                                                                             September 30,  December 31,
                                                                                  1998        1997
                                                                                --------    --------

Senior unsecured notes with interest at 9.375%
  See description below                                                         $105,000    $105,000
Senior unsecured notes with interest at 11.625%
  See description below                                                          125,000     125,000
Benton-Vinccler credit facility with interest at
  LIBOR plus 6.125%. Collateralized by a time deposit of the Company earning approximately LIBOR plus 5.75%
  See description below                                                           50,000      50,000
Non-recourse, reserve-based loans with average interest rate of
  LIBOR plus 5.25%.  See description below                                         6,088        --
Other                                                                              3,642       1,479
                                                                                --------    --------
                                                                                 289,730     281,479
Less current portion                                                                 167       1,463
                                                                                --------    --------
                                                                                $289,563    $280,016
                                                                                ========    ========

In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At September 30, 1998, the Company was in compliance with all covenants of the indentures.

In August 1996, Benton-Vinccler entered into a $50 million, long term credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company, bears interest at LIBOR plus 6.125% and matures in August 2001. The Company receives interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

In October 1997 and during 1998, GEOILBENT (owned 34% by the Company) borrowed $10.2 million and $8.8 million respectively, under parallel reserve-based, non-recourse loan agreements with the European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB"). EBRD and IMB have agreed to lend up to a total of $65 million to GEOILBENT based on achieving certain reserve and production milestones. The loans bear an average interest rate of LIBOR plus 5.25% payable on January 27 and July 27 each year. Principal payments will be due in varying installments every six months beginning January 27, 2000 until July 27, 2004. The loan agreements require that GEOILBENT meet certain financial ratios and covenants, including a minimum current ratio, and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana, against the Company and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of certain West Cote Blanche Bay interests for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that at the time of Tesla's acquisition, it was insolvent and that it paid a price in excess of the fair value of the property. The Company intends to vigorously contest the suit. In management's opinion, it is unlikely that the suit will result in a material adverse effect on the Company's financial statements, but it is too early to assess the probability of such an outcome.

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

The Company has entered into a 15 year lease agreement for office space in Carpinteria, California. The Company has leased 50,000 square feet for approximately $74,000 per month, subject to adjustments for tenant improvements, with annual rent adjustments based on certain changes in the Consumer Price Index. The Company has entered into a sublease agreement for a portion of the office space which will not be immediately needed for operations. The Company has also entered into a sublease agreement for the office space that it previously occupied. Rents for the sublease of the old office space and the portion of the new building that will not be immediately needed for operations approximate the Company's lease costs per square foot of these facilities.


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

NOTE 5 - RUSSIA OPERATIONS

The EBRD and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements ("GEOILBENT Credit Facility"). The proceeds from the loans are to be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Initial funding of $10.2 million occurred in October 1997 upon satisfaction of certain conditions precedent. Another $8.8 million was subsequently drawn during 1998. Additional borrowings will be based on achieving certain reserve and production milestones.

GEOILBENT is subject to excise, pipeline and other taxes. The Russian economic, political and regulatory environment continues to be volatile, and the Company is unable to predict the impact of taxes, duties and other burdens for the future.

In April 1998, the Company signed an agreement to earn a 40% equity interest in the Russian Open Joint Stock Company Severneftegaz. Severneftegaz owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Evo-Yakha license blocks in West Siberia, Russia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy field, Russia's largest producing natural gas field. The Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of a $100 million loan to the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase. As of September 30, 1998, the Company had loaned $4.9 million to Severneftegaz pursuant to an interim loan agreement, with interest at LIBOR plus 3%.

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

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration ("LL&E"), which has been subsequently acquired by Burlington Resources Inc., and Norcen Energy Resources, LTD ("Norcen"), which has been subsequently acquired by Union Pacific Resources Group Inc., were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing an 839 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimates that this minimum exploration work program will cost $60 million and requires that the Company and its partners each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with LL&E and Norcen each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, LL&E will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power and equity ownership of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed, and the Company posted an $18 million standby letter of credit, which is collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (See Note 3.). As of September 30, 1998, the Company's share of the costs incurred to date were $8.0 million. (See Note 1.)

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

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company would acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation to explore and develop the deep rights in the Qingshui Block, 563 square kilometers (approximately 140,000 acres) in the delta of the Liaohe River. Shell is the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4.0 million ($2.0 million to the Company). The Company is required to pay 100% of the first $8.0 million of the costs for the phase one exploration period, after which any resulting development costs will be shared equally. If the first phase of the exploration period results in a commercial discovery and if the Company elects to continue to phase two, then the Company will pay 100% of the first $8.0 million of the costs of the second phase of the exploration period, after which any resulting development costs will be shared equally. The Company and Shell will share costs equally for the third exploration phase if the Company elects to continue to this phase. As of September 30, 1998, the Company had incurred $3.0 million related to the farmout agreement.

NOTE 8 - SANTA BARBARA OPERATIONS

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases from Molino Energy. The project area covers the Molino, the Gaviota and the Caliente fields, located approximately 35 miles west of Santa Barbara, California. Molino Energy holds a 100% working interest in each of the leases. The Company serves as operator of the project. In consideration of the 40% participation interest, the Company will initially pay 100% of the costs of the first well to be drilled on the block, which began in March 1998. The Company's cost participation in the first well will be reduced to 53% when an amount equal to 70% of costs of $2.5 million incurred by Molino Energy prior to the agreement with the Company is paid from 47% of the Company's initial cost participation. The Company will then pay 40% of all subsequent costs. As of September 30, 1998, the Company had incurred $7.5 million related to the project.

NOTE 9 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan block in southeastern Jordan. The Sirhan block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which is expected to last approximately two years. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-10 well was tested in the Umm Sahm formation and did not result in the production of commercial amounts of hydrocarbons. The WS-9 well was tested in the Dubaydib formation and yielded good shows of gas with traces of light oil. The well was temporarily abandoned pending the evaluation of additional data. The Company will continue to reprocess and remap seismic data and conduct geological studies on the remaining prospectivity of the block. At September 30, 1998, the Company had incurred $3.6 million related to the PSA.


NOTE 10 - SENEGAL OPERATIONS

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. The arrangement was formalized with the signing of a joint operating agreement in January 1998. In addition, in April 1998, the Company obtained rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea Bissau border in the south, and to choose certain blocks for further data acquisition and exploration drilling. The Company's working interest in any offshore discovery will be 85% with the remainder held by Petrosen. The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41 kilometer (approximately 25 mile) gas pipeline en route to Senegal's main electric generating facility near Dakar. As of September 30, 1998, the Company had incurred $1.5 million related to both the onshore block and near-offshore acreage.


NOTE 11 - RELATED PARTY TRANSACTIONS

During 1996, 1997 and the first nine months of 1998, the Company made loans to Mr. A.E. Benton, its Chief Executive Officer, Mr. M.B. Wray, its Vice Chairman, and Mr. J.M. Whipkey, its Chief Financial Officer, each loan bearing interest at 6%. At December 31, 1997, the balances owed to the Company by Mr. Benton, Mr. Wray and Mr. Whipkey were $2.0 million, $0.7 million and $0.5 million, respectively. At September 30, 1998, the balances owed to the Company by Mr. Benton, Mr. Wray and Mr. Whipkey were $4.4 million, $0.7 million and $0.5 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words budget, budgeted, anticipate, expect, believes, goals or projects and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include the Company's substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for the Company's undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain key employees of the Company, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and gas wells, the price for oil and natural gas, and other risks indicated in filings with the Securities and Exchange Commission. The following factors, among others, in some cases have affected and could cause actual results and plans for future periods to differ materially from those expressed or implied in any such forward-looking statements: fluctuations in oil and gas prices, changes in operating costs, overall economic conditions, political stability, acts of terrorism, currency and exchange risks, changes in existing or potential tariffs, duties or quotas, availability of additional exploration and development opportunities, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel.

GENERAL

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The Company has included the results of operations of Benton-Vinccler in its consolidated statement of operations and has reflected the 20% ownership interest of Vinccler as a minority interest. GEOILBENT has been included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations reported in the first nine months of 1997 and 1998 for GEOILBENT reflect the nine months ended June 30, 1997 and 1998, respectively. The Company's investment in GEOILBENT is proportionately consolidated based on the Company's ownership interest.

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

The following discussion of the Company's results of operations for the nine months ended September 30, 1998 and 1997 and financial condition at September 30, 1998 and December 31, 1997 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The Company's results of operations for the nine months ended September 30, 1998, reflected the results for Benton Vinccler, C.A. in Venezuela. As a result of declines in world crude oil prices and lower production from the South Monagas Unit, oil sales in Venezuela were lower in the first nine months of 1998 compared to 1997 with a 31% decrease in realized fees per barrel (from $10.11 in 1997 to $6.95 in 1998) and a 16% decrease in oil sales quantities (from 11,302,893 Bbls of oil in 1997 to 9,496,143 Bbls of oil in 1998) due to operational problems with certain high volume wells. Additionally, the Company recognized full cost ceiling limitation write-downs of its oil and gas properties in Venezuela and Russia of $55.9 million and $10.1 million, respectively, and a $5.5 million write-down of capitalized costs associated with certain exploration activities. Benton-Vinccler also experienced increased operating expenses primarily in the areas of workovers, transportation and chemical costs, and increased capital requirements for production facilities. The increased costs resulted in increased per barrel lease operating and depletion expenses and, especially when combined with the decreased fee realizations, represented a significantly higher percentage of oil sales revenues during the period than in the prior period.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:

                                                        THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------  -------------------------------
                                                          1998             1997                1998                1997
                                                          ----             ----                ----                ----
Lease Operating Costs and Production Taxes                53.0%            30.7%               49.0%               24.5%
Depletion, Depreciation and Amortization                  38.5             30.5                39.7                26.8
General and Administrative                                26.2             14.1                23.1                13.7
Interest                                                  41.2             13.2                33.8                13.7


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Company had revenues of $23.9 million for the three months ended September 30, 1998. Expenses incurred during the period consisted of lease operating costs and production taxes of $10.6 million, depletion, depreciation and amortization expense of $7.7 million, general and administrative expense of $5.2 million, interest expense of $8.2 million, income tax expense of $0.2 million and a minority interest reduction of $0.3 million. Net loss was $7.8 million or $0.27 per share (diluted).

By comparison, the Company had revenues of $45.2 million for the three months ended September 30, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $12.7 million, depletion, depreciation and amortization expense of $12.6 million, general and administrative expense of $5.8 million, interest expense of $5.5 million, income tax expense of $4.5 million and a minority interest of $1.2 million. Net income for the period was $2.9 million or $.09 per share (diluted).

Revenues decreased $21.3 million, or 47%, during the three months ended September 30, 1998 compared to the corresponding period of 1997 primarily due to decreased oil sales revenue in Venezuela as a result of declines in world crude oil prices and a 35% decrease in oil sales quantities due largely to operational problems with certain high volume wells. Sales quantities for the three months ended September 30, 1998 from Venezuela and Russia were 2,659,384 Bbls and 256,168 Bbls, respectively, compared to 4,106,570 Bbls and 188,965 Bbls, respectively, for the three months ended September 30, 1997. Prices for crude oil averaged $6.73 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $8.35 per Bbl from Russia for the three months ended September 30, 1998 compared to $9.59 per Bbl from Venezuela and $10.71 per Bbl from Russia for the corresponding period of 1997. Investment earnings increased $0.3 million, or 9%, during the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to higher average cash and marketable securities balances. Revenues for the three months ended September 30, 1998 were increased by a foreign exchange gain of $0.5 million compared to a gain of $0.8 million during the corresponding period of 1997.

Lease operating costs and production taxes decreased $2.1 million, or 17%, during the three months ended September 30, 1998 compared to the three months ended September 30, 1997 primarily due to reduced oil production in Venezuela. Depletion, depreciation and amortization decreased $4.9 million, or 39%, during the three months ended September 30, 1998 compared to the corresponding period of 1997 primarily due to reduced oil sales and a write-down of oil and gas properties in Venezuela and Russia during the six months ended June 30, 1998, partially offset by increased capital requirements in Venezuela. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the three months ended September 30, 1998 was $2.46 and $3.27, respectively, compared to $2.85 and $3.66, respectively, during the corresponding period of the previous year. General and administrative expenses decreased $0.6 million, or 10%, during three months ended September 30, 1998 compared to the corresponding period of 1997 primarily due to decreased Venezuelan municipal taxes (which are a function of oil revenues) partially offset by costs incurred in the Company's China operations. Interest expense increased $2.7 million, or 49%, during the three months ended September 30, 1998 compared to the three months ended September 30, 1997 primarily due to the issuance of $115 million in senior unsecured notes in November 1997. The Company recognized a loss before income taxes and minority interest of $7.9 million during the three months ended September 30, 1998 as compared to income of $8.6 million in the corresponding period of 1997 which resulted in decreased income tax expense of $4.3 million, or 96%. The net income (loss) attributable to the minority interest decreased $1.5 million, or 125%, for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 as a result of decreased net income from Benton-Vinccler's operations in Venezuela.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Company had revenues of $85.3 million for the nine months ended September 30, 1998. Expenses incurred during the period consisted of lease operating costs and production taxes of $35.4 million, depletion, depreciation and amortization expense of $28.7 million, write-down of oil and gas properties of $71.5 million, general and administrative expense of $16.7 million, interest expense of $24.4 million, income tax benefit of $7.8 million and a minority interest reduction of $4.6 million. Net loss for the period was $78.9 million or $2.67 per share (diluted).

By comparison, the Company had revenues of $132.5 million for the nine months ended September 30, 1997. Expenses incurred during the period consisted of lease operating costs and production taxes of $29.9 million, depletion, depreciation and amortization expense of $32.7 million, general and administrative expense of $16.7 million, interest expense of $16.7 million, income tax expense of $14.9 million, and minority interest of $5.6 million. Net income was $16.0 million or $0.52 per share (diluted).

Revenues decreased $47.2 million, or 36%, during the nine months ended September 30, 1998 compared to the corresponding period of 1997 primarily due to decreased oil sales in Venezuela and Russia as a result of declines in world crude oil prices and reduced oil sales quantities in Venezuela. Sales quantities for the nine months ended September 30, 1998 from Venezuela and Russia were 9,496,143 and 630,236 Bbl, respectively, compared to 11,302,893 and 667,312 Bbl, respectively, for the nine months ended September 30, 1997. Prices for crude oil averaged $6.95 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $9.70 per Bbl from Russia for the nine months ended September 30, 1998 compared to $10.11 per Bbl from Venezuela and $11.44 per Bbl from Russia for the corresponding period of 1997. Investment earnings increased $2.3 million, or 26%, during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to higher average cash and marketable securities balances. Revenues for the nine months ended September 30, 1998 were increased by a foreign exchange gain of $2.0 million compared to a gain of $1.7 million during the corresponding period of 1997.

Lease operating costs and production taxes increased $5.5 million, or 18%, during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 primarily due to the continuing maturation of the Uracoa oil field resulting in higher water handling, gas handling, workover, transportation and chemical costs in Venezuela. Depletion, depreciation and amortization decreased $4.0 million, or 12%, during the nine months ended September 30, 1998 compared to the corresponding period of 1997 primarily due to reduced oil sales and a write-down of oil and gas properties in Venezuela and Russia during the six months ended June 30, 1998, partially offset by increased capital requirements in Venezuela. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the nine months ended September 30, 1998 was $2.69 and $3.51, respectively, compared to $2.63, and $3.53 from Venezuela, and Russia, respectively, during the corresponding period of the previous year. Additionally, during the first half of 1998, the Company recognized write-downs of oil and gas properties in the Venezuela and Russia cost centers of $55.9 million and $10.1 million, respectively, pursuant to the ceiling limitation prescribed by the full cost method of accounting. The write-downs were a result of the effect of declines in world crude oil prices on the prices realized by the Company for its Venezuelan and Russian oil sales. The Company also recognized a $5.5 million write-down of capitalized costs associated with certain exploration activities. General and administrative expenses were substantially unchanged during the nine months ended September 30, 1998 compared to the corresponding period of 1997 as decreases in Venezuelan municipal taxes (which are a function of oil revenues) were offset by costs incurred in the Company's China and Jordan operations. Interest expense increased $7.7 million, or 46%, during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 primarily due to the issuance of $115 million in 9.375% senior unsecured notes in November 1997. The Company recognized a loss before income taxes and minority interest of $91.2 million during the nine months ended September 30, 1998 as compared to income of $36.5 million in the corresponding period of 1997 which resulted in decreased income tax expense of $22.7 million, or 152%. The net income (loss) attributable to the minority interest decreased $10.2 million, or 182%, for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 as a result of decreased net income from Benton-Vinccler's operations in Venezuela.

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

A 3-D seismic survey is being conducted over the southwestern portion of the Delta Centro Block in Venezuela with an expected total cost to the Company during 1998 of approximately $4.0 million. Following the initial interpretation of the seismic data, an initial exploration well is expected to be drilled during the first quarter of 1999 at a cost to the Company of approximately $4.3 million. Subsequent seismic and drilling programs will be based on the results of the 1997-1999 activity. The Company's operations related to Delta Centro will be subject to Venezuelan oil and gas industry taxation, which currently provides for royalties of 16.66% and income taxes of 67.7%.

GEOILBENT is subject to a statutory income tax rate of 35%. GEOILBENT has also been subject to various other tax burdens, including an oil export tariff which was terminated effective July 1, 1996. Excise, pipeline and other taxes continue to be levied on all oil producers and certain exporters. The Russian economic, political and regulatory environment continues to be volatile, and the Company is unable to predict the impact of taxes, duties and other burdens for the future.

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

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company would acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with CNPC to explore and develop the deep rights in the Qingshui Block, 563 square kilometers (approximately 140,000 acres) in the delta of the Liaohe River. Shell is the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's costs to date, which was approximately $4.0 million ($2.0 million to the Company). The Company is required to pay 100% of the costs for the phase one exploration period, with a maximum required expenditure of $8.0 million. If the first phase of the exploration period results in a commercial discovery and if the Company elects to continue to phase two, then the Company will pay 100% of the costs of the second phase of the exploration period, with a maximum required expenditure of $8.0 million. The Company and Shell is responsible for the costs of the third exploration phase and the costs of development activities associated with any of the three phases in proportion to their interests.

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen") to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. The arrangement was formalized with the signing of a joint operating agreement in January 1998. In addition, in April 1998, the Company obtained rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea Bissau border in the south, and to choose certain blocks for further data acquisition and exploration drilling. The Company's working interest in any offshore discovery will be 85% with the remainder held by Petrosen.

The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41 kilometer (approximately 25 mile) gas pipeline en route to Senegal's main electric generating facility near Dakar. The Company's minimum commitment related to the offshore blocks involves $1 million of seismic reprocessing to be followed by additional data acquisition and drilling at the Company's discretion.

In April 1998, the Company reached an agreement to earn a 40% equity interest in the Russian Open Joint Stock Company Severneftegaz. Severneftegaz owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Evo-Yakha license blocks in West Siberia, Russia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy field, Russia's largest producing natural gas field. The Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of a $100 million loan to the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase.


EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

The Company's results of operations and cash flow are affected by changing oil and gas prices. However, the Company's Venezuelan revenues are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes, which dampens both any upward and downward effects of changing prices on the Company's Venezuelan revenues and cash flows. As a result of declines in world crude oil prices during the first six months of 1998, the Company recognized full cost ceiling test write-downs of oil and gas properties in the Venezuela and Russia cost centers of $55.9 million and $10.1 million, respectively, through June 30, 1998. No further write-downs were recognized during the quarter ended September 30, 1998. However, continued declines in world crude oil prices could result in further full cost ceiling test write-downs. If the price of oil and gas increases, there could be an increase in the cost to the Company for drilling and related services because of increased demand, as well as an increase in revenues. Fluctuations in oil and gas prices may affect the Company's total planned development activities and capital expenditure program.

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

During the nine months ended September 30, 1998, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian ruble during periods when the Company's Venezuela-related subsidiaries and GEOILBENT had substantial net monetary liabilities denominated in bolivares and roubles. During the nine months ended September 30, 1998, the Company's net foreign exchange gains attributable to its Venezuelan and Russian operations were $1.6 million and $0.3 million, respectively. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At September 30, 1998, the Company was in compliance with all covenants of the indentures.

The EBRD and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements. Initial funding of $10.2 million occurred in October 1997 and another $8.8 million was drawn during 1998. The proceeds from the loans will be used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Additional borrowings will be based on achieving certain reserve and production milestones.

YEAR 2000 COMPLIANCE

The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company began a process of assessing its information technology systems in November 1997 and has, to date, not uncovered any significant Year 2000 deficiencies. Substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company's home office business systems are Year 2000 compliant, and its subsidiaries are currently in the process of upgrading their business systems with completion anticipated during the first quarter of 1999. A review of the Company's non-financial software and imbedded chip technology is currently underway to assess the impact of the Year 2000 on systems such as plant flow control devices, product measurement and delivery devices and fire or other disaster-related safety systems. To date, the costs associated with required modifications to become Year 2000 compliant have not exceeded $50,000, and the Company does not anticipate that the cost of converting any non-compliant systems will be material to its financial condition.

The Company is also developing a plan to obtain Year 2000 compliance information from its material suppliers and customers prior to March 31, 1999. To the extent that the Company does not receive adequate responses from its material third-party suppliers and customers prior to March 31, 1999, it is prepared to develop contingency plans that would include changing suppliers to those who have demonstrated Year 2000 readiness. However, there can be no assurance that the Company will be successful in finding such alternative suppliers. The oil produced in Venezuela by the Company, which is delivered to P&G under the terms of an operating service agreement, represented approximately 92% of the Company's oil sales during the nine months ended September 30, 1998. In the event that P&G is unable to accept deliveries of, or make payment for, the oil produced by the Company due to a Year 2000 failure, the Company's operations and financial position could be materially and adversely affected.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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



                                 BENTON OIL AND GAS COMPANY


Dated:   November 10, 1998       By:
                                        /s/ A.E. Benton
                                        ----------------------------------
                                        A.E. Benton
                                        President and Chief Executive Officer



Dated:   November 10, 1998       By:    /s/ James M. Whipkey
                                        ---------------------------------
                                        James M. Whipkey
                                        Senior Vice President and Chief
                                        Financial Officer