Form 10-K405/A
period 1998-12-31
BENTON OIL & GAS CO
filed 1999-05-03
CIK 845289

================================================================================

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to ___________

                         Commission file number 1-10762

                           BENTON OIL AND GAS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               DELAWARE                                                      77-0196707
                    (STATE OR OTHER JURISDICTION OF                             (I.R.S.  EMPLOYER IDENTIFICATION NO.)
                    INCORPORATION OR ORGANIZATION)

          6267 CARPINTERIA AVENUE, SUITE 200, CARPINTERIA, CA                                   93013
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                      (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (805) 566-5600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                           NAME OF EACH EXCHANGE ON
                          TITLE OF EACH CLASS                                                   WHICH REGISTERED
                          -------------------                                                   ----------------

                     COMMON STOCK, $.01 PAR VALUE                                               NYSE



           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK PURCHASE WARRANTS, $11.00 EXERCISE PRICE.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Approximate aggregate market value of common stock held by non-affiliates of the registrant: $104,882,872, computed on the basis of $3.63 per share, closing price of the common stock on the NYSE on March 24, 1999.

          There were 29,576,966 shares of the registrant's Common Stock, $.01 par value, outstanding as of March 24, 1999.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding the Company's directors, executive officers and certain key employees:


         NAME                              AGE        POSITION
         ------------------------          ---        -------------------------------------------------------------------
         A.E. Benton                       56         President, Chairman of the Board, Chief Executive Officer, Director
         Michael B. Wray                   63         Vice Chairman of the Board, Director
         E. Sven Hagen                     42         Senior Vice President - Exploration and Production
         James M. Whipkey                  41         Senior Vice President, Chief Financial Officer and Treasurer
         Chris C. Hickok                   41         Vice President - Controller, Chief Accounting Officer
         Andrei E. Popov                   35         Vice President - Business Development
         Jennifer J. Young                 52         Vice President - Human Resources
         Bruce M. McIntyre                 71         Director
         Richard W. Fetzner                70         Director
         Garrett A. Garrettson             55         Director


A. E. BENTON

A. E. Benton, founder of the Company, was elected President of the Company in February 1998, and was first elected Chief Executive Officer and Chairman of the Board of the Company in September 1988. He has served as director of the Company since September 1988. From 1986 to October 1988, Mr. Benton was employed as president and director of Benton Petroleum Company. From 1981 to 1986, Mr. Benton was employed by May Petroleum Inc., becoming its senior vice president of exploration. From 1979 to 1981, Mr. Benton was employed by TransOcean Oil Company and, upon TransOcean's acquisition by Mobil Oil Corporation, he was employed by another subsidiary of Mobil Oil Corporation as manager of geophysics. He was employed from 1968 to 1979 by Amoco Oil Company in various positions, including director of applied geophysical research. Mr. Benton is on the board of directors of the Carpinteria Education Foundation, the Eugene O'Neill Theatre Center and the Russian National Orchestra. Mr. Benton has a B.S. degree in geophysics from California State University.

MICHAEL B. WRAY

Michael B. Wray was first elected Vice Chairman of the Company in February 1998. He served as President of the Company from January 1996 to February 1998. He served as Chief Financial Officer of the Company from January 1996 to August 1997. He has served as director of the Company since November 1988. From January 1994 through December 1995, Mr. Wray served as a consultant to Benton. From January 1992 until July 1993, Mr. Wray served as vice president-finance and administration of Del Mar Operating, Inc. From 1985 through 1991, Mr. Wray served as an independent financial consultant to oil and gas exploration and production companies. From 1979 to 1985, Mr. Wray served as a senior financial officer of Guardian Oil Company, Huffco Petroleum Corporation and May Petroleum, Inc. Prior to that time, Mr. Wray worked for over 15 years in New York as an investment banker, security analyst and officer in various investment firms including Donaldson, Lufkin & Jenrette, Inc., Drexel & Co. and L.F. Rothschild & Co. Mr. Wray began his career as an attorney with Morgan, Lewis & Bockius in Philadelphia. Mr. Wray holds a B.A. degree from Amherst College and a law degree from Columbia Law School.

E. SVEN HAGEN

E. Sven Hagen was first appointed gulf coast geologist in March 1990, was elected Vice President-Exploration and Development in July 1995 and was elected Senior Vice President - Exploration and Production in October 1997. From March 1987 to February 1990, Dr. Hagen was employed by Shell Oil Company as an exploration geologist responsible for the technical evaluation of the oil and gas potential of West Africa salt basins including Angola, Congo, Gabon and Namibia. From December 1985 to February 1987, Dr. Hagen was employed by Standard Oil Production Company as an Exploration Geologist. Dr. Hagen holds a B.A. degree in geology from the University of California at Santa Barbara and a Ph.D. in geology from the University of Wyoming.

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

ANDREI E. POPOV

Andrei E. Popov was employed by the Company in May 1992 and in 1995 was appointed manager of corporate business development. In May 1998 he was elected Vice President - Corporate Business Development. From 1986 to 1992, Mr. Popov was employed in various managerial and professional positions in Russia, most recently as Deputy Director General of the Russian Canadian Joint Venture EMING, managing operations of the joint venture on behalf of the Canadian party. Prior to that he held research positions for the Russian Oil and Gas Geophysical Association, "Neftegeophysica," one of the largest geophysical contractors in Russia, and the Academy of Science Institute of Physics in Moscow. Mr. Popov received his M.S. degree in physics from the Moscow Engineering Physics Institute.

JENNIFER J. YOUNG

Jennifer J. Young was first appointed Manager of Human Resources in October 1996 and was elected Vice President - Human Resources in October 1997. From April 1995 to October 1996, Ms. Young was self-employed as a healthcare insurance agent, human resources consultant, and mediator/arbitrator of business disputes. From April 1988 to April 1995, Ms. Young was employed by West One Bancorp, headquartered in Boise, Idaho, as Compensation and Benefits Manager. From March 1974 to April 1988, Ms. Young was employed by InterFirst Bank Dallas. From November 1970 to March 1974, Ms. Young was employed by Mobil Oil Corporation in Dallas, Texas as an employee relations assistant. Ms. Young graduated from Purdue University with a B.A.

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

GARRETT A. GARRETTSON

Garrett A. Garrettson has served as director of the Company since January 1996. Dr. Garrettson was elected chief executive officer and president of Spectrian Corporation, a publicly held company, in 1996. Spectrian is a leading independent supplier of high-power amplifiers to the wireless communications industry. From 1993 to 1996, Dr. Garrettson served as president and chief executive officer of Censtor Corporation. From 1989 to 1993, Dr. Garrettson served as Vice President of Seagate Technology; and from 1986 to 1989, Dr. Garrettson served as vice president of Imprimis Technology, a wholly-owned subsidiary of Control Data Corporation. Prior to that time, after serving in the United States Navy and Naval Reserves, Dr. Garrettson held various positions with Hewlett Packard Company, including laboratory director, department manager, project manager, and research engineer. Dr. Garrettson serves on the board of directors of Spectrian Corporation and Redlake Imaging. Dr. Garrettson graduated from Stanford University with a B.S. and M.S. in engineering physics, and a Ph.D. in mechanical engineering.

                         ITEM II. EXECUTIVE COMPENSATION

                                                                                              LONG TERM
                                                                                            COMPENSATION
                                                 ANNUAL COMPENSATION                           AWARDS
                                  --------------------------------------------------        ------------
                                                                             OTHER                               ALL OTHER
            NAME AND                           SALARY       BONUS        COMPENSATION       OPTIONS/SARS       COMPENSATION
       PRINCIPAL POSITION           YEAR        ($)          ($)              ($)                (#)                ($)
--------------------------------- ---------- ----------- ------------- ------------------ ------------------ ------------------
A. E. Benton,                       1998       $485,000      $ 50,000         (1)                    90,000       $1,963(2)
President and Chief Executive       1997        485,000       200,000                               200,000        1,935
Officer                             1996        425,000       100,000                               125,000        1,157

Michael B. Wray                     1998        400,000             0         (1)                    48,000        3,233(2)
Vice Chairman (3)                   1997        400,000        50,000                                30,000        3,019
                                    1996        380,000        50,000                               200,000        2,821

E. Sven Hagen                       1998        250,000             0         (1)                    20,000         445(2)
Senior Vice President -             1997        170,000        50,000                                50,000         439
Exploration and Production          1996        115,000        15,000                                15,000         373

James M. Whipkey                    1998        250,000             0         (1)                    20,000        445(2)
Senior Vice President -             1997        108,100       150,000                               100,000         16
Chief Financial Officer
and Treasurer (4)

Chris C. Hickok                     1998        150,000             0         (1)                     5,000         445(2)
Vice President - Controller         1997        122,000        25,000                                10,000         433
                                    1996        100,000        10,000                                 5,000         152

(1) The aggregate amount of additional compensation to be reported is less than the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer. No other annual compensation was paid or payable to the named executive officers in the years indicated.

(2) Represents premiums paid by Benton with respect to term life insurance for the benefit of the named executive officer.

(3) Mr. Wray was elected President of the Company in January 1996 and resigned as President of the Company in February 1998.

(4) Mr. Whipkey was elected Senior Vice President and Chief Financial Officer of the Company in August 1997. In connection with his employment with the Company, Mr. Whipkey was reimbursed an aggregate of $5,465 for relocation expenses (not reflected in table). Of the 1997 bonus reported, $100,000 reflects the signing bonus paid to Mr. Whipkey upon employment with the Company.

The following table shows information concerning options to purchase Common Stock granted to certain individuals during 1998.

                                                          % OF TOTAL                                       GRANT
                                                         OPTIONS/SARS                                       DATE
                                                          GRANTED TO       EXERCISE OR                     PRESENT
                                       OPTIONS/SARS      EMPLOYEES IN      BASE PRICE     EXPIRATION        VALUE
           NAME                         GRANTED (#)       FISCAL YEAR        ($/SH)          DATE          ($) (1)
          ----------------------       ------------      ------------      -----------   -----------      ----------

           A.E. Benton                     90,000             22.22%          $8.72        7/14/08          $593,100
           Michael B. Wray                 48,000             11.85%           8.72        7/14/08           316,320
           E. Sven Hagen                   20,000              4.94%           8.72        7/14/08           131,800
           James M. Whipkey                20,000              4.94%           8.72        7/14/08           131,800
           Chris C. Hickok                  5,000              1.23%           8.72        7/14/08            32,950


(1) To calculate the present value of option/SAR grants, the Company has used the Black-Scholes option pricing model. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model for the stock options granted on July 14, 1998 are based on assumptions that include (i) a stock price volatility of 61.89%, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 5.49%, and (iii) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission requires disclosure of the potential realizable value or present value of each grant. The Company's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise.

    The following table provides information regarding the exercise of stock options during 1998 by certain individuals and the year-end value of unexercised options for certain individuals.

     AGGREGATED OPTIONS/SAR EXERCISES IN 1998 AND YEAR-END OPTION/SAR VALUES

                                                                 NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                                                    OPTIONS/SARS AT                   IN-THE-MONEY
                                                                       YEAR-END (#)                  OPTIONS/SARS ($)
                                                                 ---------------------          ---------------------------
                                SHARES           VALUE
                              ACQUIRED ON       REALIZED
        NAME                  EXERCISE (#)         ($)       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------     -------------     -----------   -----------     -------------     -----------     -------------
A.E. Benton                        0                0        1,210,000          265,000                   0              0
Michael B. Wray                    0                0          233,333          134,667             $16,800              0
E. Sven Hagen                      0                0          126,667           58,333                   0              0
James M. Whipkey                   0                0           33,333           86,667                   0              0
Chris C. Hickok                    0                0           46,667           13,333                   0              0

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain officers and key employees of the Company (the "Employment Agreements"), which contain severance provisions in the event of a change in control of the Company. Pursuant to some of the Employment Agreements, in the event of a proposed change in control (as defined in the Employment Agreement), the employee has agreed to remain with the Company until the earliest of (a) 180 days from the occurrence of such proposed change in control, (b) termination of the employee's employment by reason of death or disability (as defined in the Employment Agreement), or (c) the date on which the employee first becomes entitled to receive benefits under the Employment Agreement by reason of disability or termination of his employment following a change in control. In other Employment Agreements there is no requirement for the employee to remain with the Company for 180 days from the occurrence of the proposed change of control. Except for the requirement for some employees to remain employed by the Company, as discussed above, the Company or the employee may terminate the employee's employment prior to or after a change in control either immediately or after certain notice periods, subject to the Company's obligation to provide benefits specified in the Employment Agreement.

In the event of a change in control, the term of the Employment Agreement will continue in effect for an additional 24 months after such change in control, subject to certain exceptions described therein. Following a change in control of the Company and for a period of 24 months following such event, if the employee is terminated without cause (as defined in the Employment Agreement) or if employment is terminated by the employee for good reason (as defined in the Employment Agreement), the employee is entitled to a cash severance payment equal to a multiple of his annual base salary at the rate in effect prior to termination. For Mr. Benton such multiple is three times his annual base salary and his highest bonus paid during the last three years and, for Messrs. Wray, Whipkey and Hagen, such multiple is three times his annual base salary and for Mr. Hickok, such multiple is two times his annual base salary. The employee, and his dependents, will also be entitled to participate in all life, accidental death, medical and dental insurance plans of the Company in which the employee was entitled to participate at termination for a period of up to two years (and up to seven years in certain circumstances). However, such amounts will not be payable if termination is due to death, normal retirement, permanent disability, or voluntary action of the employee other than for good reason (as defined in the Employment Agreement), or by the Company for cause (as defined in the Employment Agreement) or if such payment is not deductible by the Company as a result of the operation of Section 280G of the Internal Revenue Code.

Mr. Benton entered into an employment agreement in June 1998 for a term of three years. Pursuant to the employment agreement, Mr. Benton's annual base salary is $485,000. In January 1999, Mr. Wray entered into an employment agreement for a term of one year, with an annual base salary of $200,000. In June 1998, Dr. Hagen entered into an employment agreement, which may be terminated by either party with proper notice, with an annual base salary of $250,000. Mr. Whipkey entered into an employment agreement for a term of three years on August 5, 1997, at an annual base salary of $250,000. In June 1998, Mr. Hickok entered into an employment agreement, which may be terminated by either party with proper notice, with an annual base salary of $150,000. Salaries are reviewed annually and bonuses are within the discretion of the Board of Directors.

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

Additionally, the Company's Director Stock Option Plan provides that each person who is elected to serve as a non-employee director of the Company is annually and automatically granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to the market price on September 26 of each year.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to (i) each person known to the Company to be the beneficial owner of more than five percent of the issued and outstanding shares of Common Stock of the Company as of April 30, 1999, (ii) the directors, (iii) certain of the executive officers, and (iv) all officers and directors as a group. The Common Stock ownership information includes current stockholdings, Common Stock subject to options under the Company's stock option plans which are currently exercisable or exercisable within 60 days and securities which are convertible into shares of Common Stock within 60 days. No schedules 13D were filed with the Securities and Exchange Commission reporting ownership of 5% or more as of December 31, 1998.

                           NAME AND ADDRESS OF                       SHARES BENEFICIALLY             PERCENTAGE OF SHARES
                            BENEFICIAL OWNER                                OWNED                   BENEFICIALLY OWNED (1)
             ------------------------------------------------ ----------------------------------- ----------------------------
              Heartland Advisors                              1,878,600(2)     Direct                         6.35%
              790 North Milwaukee Street
              Milwaukee, WI  53202

              A.E. Benton                                          600,000     Direct                         6.12%
                                                                 1,210,000     Vested Options

              Michael B. Wray                                       19,300     Direct                          *
                                                                   233,333     Vested Options

              James M. Whipkey                                       2,500     Direct                          *
                                                                    33,333     Vested Options

              E. Sven Hagen                                        126,667     Vested Options                  *

              Chris C. Hickok                                          500     Direct                          *
                                                                    46,667     Vested Options

              Bruce M. McIntyre                                      5,900     Direct                          *
                                                                    90,000     Vested Options

              Richard W. Fetzner                                    81,667     Vested Options                  *

              Garrett A. Garrettson                                 15,560     Direct                          *
                                                                    30,000     Vested Options

              All  directors  and  executive  officers  as a       643,760     Direct                         8.44%
              group
                  (8 persons)                                    1,851,667     Vested Options

          *Less than 1%
(1) The percentage of Common Stock is based upon 29,576,966 shares of Common Stock outstanding as of April 30, 1999.

(2) This information is based upon a Schedule 13D filed with the Securities and Exchange Commission on January 13,1999.

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

The Company believes that during fiscal 1998, its officers, directors and 10% stockholders complied with all Section 16(a) filing requirements, except that one late report each was filed by Mr. Benton, Mr. Wray, Mr. McIntyre, Dr. Fetzner, Mr. Whipkey, Dr. Hagen, Mr. Hickok and Mr. Popov covering one transaction, and one late report was filed by Dr. Garrettson covering four transactions. In making this statement, Benton has relied upon the written representations of its directors and officers.

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

During 1996, the Company loaned Mr. Benton $268,154 at an interest rate of 6% for general purposes. During 1997, the Company loaned Mr. Benton a total of $1,514,149 and, in 1998, an additional $3,667,766 on various dates at an interest rate of 6% to enable him to reduce and eliminate his outstanding margin accounts with third parties that were secured by shares of the Company's stock. In the fourth quarter of 1998, the Company obtained from Mr. Benton as collateral for his loans a security interest in 600,000 shares of Benton common stock, certain personal real estate and proceeds from certain contractual and stock option agreements. During 1998, the largest aggregate amount of indebtedness outstanding from Mr. Benton to the Company was $5,534,616. At December 31, 1998, the balance then owed to the Company by Mr. Benton exceeded the value of the collateral, primarily due to the decline in the price of the Company's stock. As a result, the Company has recorded an allowance for doubtful accounts of $2,900,000. (Measuring the amount of the allowance requires judgments and estimates, and the amount eventually realized may differ from the estimate.) The recording of the allowance does not affect the actual balance owed to the Company by Mr. Benton, which at April 30, 1999, was $5,585,134 and which is documented by promissory notes that bear interest at 6% and are payable on November 30, 1999.

In June 1996, the Company loaned $600,000 to Mr. Wray, a director of the Company, for the purchase of a home. The loan bears interest at 6% and is secured by a mortgage on his home. On December 31, 1998, Mr. Wray made an interest payment of $91,430. At April 30, 1999, the outstanding balance owed to the Company by Mr. Wray was $611,836. In September 1997, the Company loaned $500,000 to Mr. Whipkey, the Company's Senior Vice President and Chief Financial Officer, for the purchase of a home in connection with his recruitment and relocation. The loan bears interest at 6% and is secured by a mortgage on his home. On December 31, 1998, Mr. Whipkey made an interest payment of $10,000. At April 30, 1999, the outstanding balance owed to the Company by Mr.
Whipkey was $538,493.

The Company has made loans to several of its officers, directors and employees, with interest varying from 6% to prime plus 1%. At April 30, 1999, an aggregate of seven officers, directors and employees (excluding those named above) owed an aggregate balance of $416,518.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

BENTON OIL AND GAS COMPANY
(Registrant)


Date: May 1, 1999                               By:  /s/ A. E. Benton
                                                   -----------------------------
                                                     A.E. Benton
                                                     Principal Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         /S/      A. E. BENTON                                                          May 1, 1999
--------------------------------------------------------------
                  A.E. Benton,
                  Principal Executive Officer and Director

         /S/      JAMES M. WHIPKEY                                                      May 1, 1999
-----------------------------------------------------
                  James M. Whipkey,
                  Principal Financial Officer

         /S/      CHRIS C. HICKOK                                                       May 1, 1999
--------------------------------------------------------------
                  Chris C. Hickok,
                  Principal Accounting Officer

         /S/      MICHAEL B. WRAY                                                       May 1, 1999
--------------------------------------------------------------
                  Michael B. Wray, Director

         /S/      BRUCE M. MCINTYRE                                                     May 1, 1999
--------------------------------------------------------------
                  Bruce M. McIntyre, Director

         /S/      RICHARD W. FETZNER                                                    May 1, 1999
--------------------------------------------------------------
                  Richard W. Fetzner, Director

         /S/      GARRETT A. GARRETTSON                                                 May 1, 1999
--------------------------------------------------------------
                  Garrett A. Garrettson, Director