Form 10-Q
period 1999-03-31
BENTON OIL & GAS CO
filed 1999-05-14
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                   Quarterly Report Under Section 13 or 15(d)
     [X]             of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 1999 or

                Transition Report Pursuant to Section 13 or 15(d)
     [ ]             of the Securities Act of 1934 for the
                      Transition Period from_____ to _____

                           COMMISSION FILE NO. 1-10762

                               ------------------


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


                                 --------------


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

                                 --------------



                    At May 12, 1999, 29,576,966 shares of the
                   Registrant's Common Stock were outstanding.

                                                                               2
                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES



                                                                                                                        Page
                                                                                                                        ----

PART I.      FINANCIAL INFORMATION

             Item 1.    FINANCIAL STATEMENTS
                          Consolidated Balance Sheets at March 31, 1999 (Unaudited)
                                 and December 31, 1998....................................................................3
                          Consolidated Statements of Operations for the Three
                                 Months Ended March 31, 1999 and 1998 (Unaudited).........................................4
                          Consolidated Statements of Cash Flows for the Three
                                 Months Ended March 31, 1999 and 1998 (Unaudited).........................................5
                          Notes to Consolidated Financial Statements......................................................7

             Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............................................................17


PART II.     OTHER INFORMATION

             Item 1.    LEGAL PROCEEDINGS................................................................................24

             Item 2.    CHANGES IN SECURITIES............................................................................24

             Item 3.    DEFAULTS UPON SENIOR SECURITIES..................................................................24

             Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................24

             Item 5.    OTHER INFORMATION................................................................................24

             Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................................24

Signatures...............................................................................................................25


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             MARCH 31,
                                                                               1999       DECEMBER 31,
                                                                            (UNAUDITED)      1998
                                                                            -----------   ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                $  12,422    $  18,147
   Restricted cash                                                                 12           12
   Marketable securities                                                       29,782       41,173
   Accounts and notes receivable:
       Accrued oil and gas revenue                                             18,198       17,307
       Joint interest and other, net                                            9,161       12,482
   Prepaid expenses and other                                                   3,732        3,688
                                                                            ---------    ---------
                  TOTAL CURRENT ASSETS                                         73,307       92,809

RESTRICTED CASH                                                                65,798       65,670

OTHER ASSETS                                                                   11,369       11,725

DEFERRED INCOME TAXES                                                           2,976        2,976

INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANY                               18,577       11,975

PROPERTY AND EQUIPMENT:
   Oil and gas properties (full cost method - costs of $39,873 and
       $35,228 excluded from amortization in 1999 and 1998, respectively)     499,252      483,494
   Furniture and fixtures                                                       9,331        9,608
                                                                            ---------    ---------
                                                                              508,583      493,102
   Accumulated depletion, impairment and depreciation                        (344,560)    (339,636)
                                                                            ---------    ---------
                                                                              164,023      153,466
                                                                            ---------    ---------
                                                                            $ 336,050    $ 338,621
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable, trade and other                                        $   8,680    $  10,014
   Accrued interest payable                                                    11,744        5,527
   Accrued expenses                                                            20,622       19,342
   Income taxes payable                                                         2,298        1,847
   Current portion of long term debt                                              136          215
                                                                            ---------    ---------
                  TOTAL CURRENT LIABILITIES                                    43,480       36,945

LONG TERM DEBT                                                                287,614      288,212

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                 630          475

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none                                                         --           --
   Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 29,627 shares at March 31, 1999 and
         December 31, 1998                                                        296          296
   Additional paid-in capital                                                 147,054      147,054
   Retained deficit                                                          (140,232)    (131,569)
   Treasury stock, at cost, 50 shares                                            (699)        (699)
   Employee note receivable, net                                               (2,093)      (2,093)
                                                                            ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                                             4,326       12,989
                                                                            ---------    ---------
                                                                            $ 336,050    $ 338,621
                                                                            =========    =========


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                  1999         1998
                                            -------------   ------------
REVENUES:
   Oil sales                                    $ 17,971    $ 28,501
   Net gain on exchange rates                      1,415         613
   Investment earnings and other                   2,654       4,144
                                                --------    --------
                                                  22,040      33,258
                                                --------    --------

EXPENSES:
   Lease operating costs and production taxes     11,131      13,241
   Depletion, depreciation and amortization        5,367      11,066
   Write-down of oil and gas properties               --      17,500
   General and administrative                      5,567       5,406
   Interest                                        7,843       8,080
                                                --------    --------
                                                  29,908      55,293
                                                --------    --------

LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                          (7,868)    (22,035)
INCOME TAX EXPENSE (BENEFIT)                         640        (670)
                                                --------    --------
LOSS BEFORE MINORITY INTEREST                     (8,508)    (21,365)
MINORITY INTEREST                                    155        (379)
                                                --------    --------
NET LOSS                                        $ (8,663)   $(20,986)
                                                ========    ========
NET LOSS PER COMMON SHARE:
   Basic                                        $  (0.29)   $  (0.71)
                                                ========    ========
   Diluted                                      $  (0.29)   $  (0.71)
                                                ========    ========


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                           1999       1998
                                                                        ---------   --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $ (8,663)   $(20,986)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depletion, depreciation and amortization                          5,367      11,066
         Write-down of oil and gas properties                                 --      17,500
         Amortization of financing costs                                     393         284
         Loss on disposal of assets                                           38          --
         Minority interest in undistributed earnings of subsidiary           155        (379)
         Deferred income taxes                                                --      (1,413)
         Changes in operating assets and liabilities:
            Accounts receivable                                            2,430      14,608
            Prepaid expenses and other                                       (44)        112
            Accounts payable                                              (1,334)     (1,247)
            Accrued interest payable                                       6,217       6,130
            Accrued expenses                                               1,280        (774)
            Income taxes payable                                             451      (3,423)
                                                                        --------    --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                    6,290      21,478
                                                                        --------    --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions of property and equipment                                  (15,906)    (39,333)
    Investment in and advances to affiliated company                      (6,602)         --
    Increase in restricted cash                                             (128)        (78)
    Purchase of marketable securities                                    (12,644)    (41,404)
    Maturities of marketable securities                                   24,035      67,308
                                                                        --------    --------
              NET CASH USED IN INVESTING ACTIVITIES                      (11,245)    (13,507)
                                                                        --------    --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of stock options and warrants                  --         394
    Proceeds from issuance of short term borrowings and notes payable         20       3,468
    Payments on short term borrowings and notes payable                     (697)        (27)
    Increase in other assets                                                 (93)        (24)
                                                                        --------    --------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (770)      3,811
                                                                        --------    --------
              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (5,725)     11,782


    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      18,147      11,940
                                                                        ========    ========
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 12,422    $ 23,722
                                                                        ========    ========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest expense                    $  1,638    $  1,558
                                                                        ========    ========
    Cash paid during the period for income taxes                        $    781    $  2,401
                                                                        ========    ========


See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 1996 and 1997, the Company incurred $4.1 million in financing costs related to the establishment of the EBRD financing (see Note 6). In 1998, under an agreement with EBRD, GEOILBENT's board ratified an agreement to reimburse the Company for $2.6 million of such costs, and accordingly, during the three months ended March 31, 1998, the Company recorded these costs as an account receivable from GEOILBENT.





See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

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

The Company believes its current cash and cash to be provided by operating activities will be sufficient to meet the Company's liquidity needs for routine operations and to service its outstanding debt through 1999. The Company continues to evaluate and review strategic alternatives and has engaged J.P. Morgan Securities, Inc. to advise the Company related to these alternatives. If oil market conditions worsen or future cash requirements are greater than the Company's financial resources, the Company intends to pursue strategic joint ventures or alliances with other industry partners, sell property interests, merge or combine with another entity, or issue debt or equity securities.

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three month periods ended March 31, 1999 and 1998. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

ACCOUNTS AND NOTES RECEIVABLE

The Company's allowance for doubtful accounts related to employee notes and accounts receivable and other accounts receivable was $3.2 million and $0.4 million at March 31, 1999 and 1998, respectively (see Note 12).

MINORITY INTERESTS

The Company records a minority interest attributable to the minority shareholders of its subsidiaries. The minority interests in net income and losses are generally subtracted or added to arrive at consolidated net income. However, during the three month period ended March 31, 1999, losses attributable to the minority shareholder of Benton-Vinccler, a subsidiary owned 80% by the Company, exceeded its interest in equity capital. Accordingly, $0.8 million of Benton-Vinccler's loss for the period attributable to the minority shareholders has been included in the consolidated net loss of the Company.

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, consisted of $29.8 million in commercial paper at March 31, 1999 and $41.2 million in commercial paper at December 31, 1998.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. However, the Company did not have any items of other comprehensive income during the three months ended March 31, 1999 or March 31, 1998 and, in accordance with SFAS 130, has not provided a separate statement of comprehensive income.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 was adopted by the Company in December 1997, and earnings per share for all prior periods have been restated. The numerator (income), denominator (shares) and amount of the basic and diluted earnings per share computations for income were (in thousands, except per share amounts):


                                                                                                               AMOUNT PER
                                                                         LOSS                SHARES               SHARE
                                                                     -------------        ------------         ------------
           FOR THE THREE MONTHS ENDED MARCH 31, 1999
           -----------------------------------------
           BASIC EPS
           Loss attributable to common stockholders                     $ (8,663)             29,577              $(0.29)
                                                                        ========              ======              ======

           DILUTED EPS
           Loss attributable to common stockholders                     $ (8,663)             29,577              $(0.29)
                                                                        ========              ======              ======

           FOR THE THREE MONTHS ENDED MARCH 31, 1998
           -----------------------------------------
           BASIC EPS
           Loss attributable to common stockholders                     $(20,986)             29,496              $(0.71)
                                                                        ========              ======              ======

           DILUTED EPS
           Loss attributable to common stockholders                     $(20,986)             29,496              $(0.71)
                                                                        ========              ======              ======

An aggregate 5.9 million and 4.9 million options and warrants were excluded from the earnings per share calculations because they were anti-dilutive for the three months ended March 31, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $0.6 million for the three months ended March 31, 1999 and 1998 and capitalized interest of $0.4 million for the three months ended March 31, 1999. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. Interest is capitalized on significant investments in unproved properties that are excluded from depletion, depreciation and amortization and on which exploration activities are in progress. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). At March 31, 1998, the Company recognized a write-down of oil and gas properties in the Venezuela cost center of $17.5 million pursuant to the ceiling limitation as a result of declines in world crude oil prices.

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Russia, China and other cost centers at March 31, 1999 were $4.7 million, $24.6 million, and $10.6 million, respectively. Excluded costs attributable to the Russia, China and other cost centers at December 31, 1998 were $4.3 million, $20.5 million and $10.4 million, respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the three months ended March 31, 1999 was $4.2 million and $0.7 million ($1.57 and $2.10 per equivalent barrel), respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the three months ended March 31,1998 was $10.3 million and $0.5 million ($2.83 and $3.67 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $0.4 million and $0.3 million for the three months ended March 31, 1999 and 1998, respectively.

RECLASSIFICATIONS

Certain items in 1998 have been reclassified to conform to the 1999 financial statement presentation.

NOTE 2 - LONG TERM DEBT

Long term debt consists of the following (in thousands):


                                                                                             MARCH 31,         DECEMBER 31,
                                                                                               1999               1998
                                                                                             ---------        ------------
         Senior unsecured notes with interest at 9.375%.
             See description below.                                                          $ 105,000         $ 105,000
         Senior unsecured notes with interest at 11.625%.
             See description below.                                                            125,000           125,000
         Benton-Vinccler credit facility with interest at
             LIBOR plus 6.125%. Collateralized by a time deposit
             of the Company earning approximately LIBOR plus 5.75%.
             See description below.                                                             50,000            50,000
         Reserve-based loans with average interest
             rate of LIBOR plus 5.25%.  See description below.                                   6,453             6,453
         GEOILBENT credit facility collateralized by a time deposit of the
             Company earning approximately 5.6%.  See description below.                           930             1,624
         Other                                                                                     367               350
                                                                                             ---------         ---------
                                                                                               287,750           288,427
         Less current portion                                                                      136               215
                                                                                             ---------         ---------
                                                                                             $ 287,614         $ 288,212
                                                                                             =========         =========


In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investments and capital expenditures, dividends, mergers and sales of assets. At March 31, 1999, the Company was in compliance with all covenants of the indentures.

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

As of March 31, 1999, GEOILBENT (owned 34% by the Company) has borrowed $19.0 million under parallel reserve-based loan agreements with the European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB"). EBRD and IMB have agreed to lend up to a total of $65 million to GEOILBENT based on achieving certain reserve and production milestones. Under these loan agreements, the Company and other shareholders of GEOILBENT have significant management and business support obligations. Each shareholder is jointly and severally liable to EBRD and IMB for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by any shareholder of its support obligations. The loans bear an average interest rate of LIBOR plus 5.25% payable on January 27 and July 27 each year. Principal payments will be due in varying installments every six months beginning January 27, 2000 until July 27, 2004. The loan agreements require that GEOILBENT meet certain financial ratios and covenants, including a minimum current ratio, and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. The Company's share of the amounts borrowed under the loan agreements was $6.5 million at March 31, 1999 and December 31, 1998, respectively.

In October 1995, GEOILBENT entered into an agreement with Morgan Guaranty for a credit facility under which the Company provides cash collateral for the loans to GEOILBENT. The credit facility is renewable annually. Loans outstanding under the credit facility bear interest at either LIBOR plus 0.75%, subject to certain adjustments, or the Morgan Guaranty prime rate plus 2%, whichever is selected at the time a loan is made. In conjunction with GEOILBENT's reserve-based loan agreements with the EBRD and IMB, repayment of the credit facility is subordinated to payments due to the EBRD and IMB and, accordingly, the credit facility is classified as long term. However, during the quarter ended March 31, 1999, EBRD and IMB consented to the repayment of $2.0 million ($0.7 million to the Company) in exchange for the Company's capital contribution to GEOILBENT of $2.0 million. The credit facility contains no restrictive covenants and no financial ratio covenants.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana against the Company and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of certain West Cote Blanche Bay properties for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that Tesla was insolvent at the time of its acquisition of the properties and that it paid a price in excess of the fair value of the property. A trial date has been scheduled for October 25, 1999 and discovery is ongoing, but incomplete. The Company intends to vigorously contest the suit, and in management's opinion it is too early to assess the probability of an unfavorable outcome.

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

The Company has employment contracts with four senior management personnel which provide for annual base salaries, bonus compensation and various benefits. The contracts provide for the continuation of salary and benefits for the respective terms of the agreements in the event of termination of employment without cause. These agreements expire at various times from July 10, 1999 to June 1, 2001. The Company has also entered into employment agreements with eight individuals, which provide for certain severance payments in the event of a change of control of the Company and subsequent termination by the employees for good reason.

The Company has entered into various exploration and development contracts in various countries which require minimum expenditures, some of which required that the Company secure its commitments by providing letters of credit. The Company has also entered into equity acquisition agreements in Russia which call for the Company to provide or arrange for certain amounts of credit financing in order to remove sale and transfer restrictions on the equity acquired or to maintain ownership in such equity.

In 1998, the Company entered into a 15-year lease agreement for office space in Carpinteria, California. The Company has leased 50,000 square feet for approximately $74,000 per month with annual rent adjustments based on certain changes in the Consumer Price Index. The Company has entered into a sublease agreement for a portion of the office space which is not currently needed for operations. The Company has also entered into a sublease agreement for the office space that it previously occupied. Rents for the subleases approximate the Company's lease costs of these facilities.

NOTE 4 - TAXES ON INCOME

At December 31, 1998, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $90 million expiring in the years 2003 through 2018. If the carryforwards are ultimately realized, approximately $13 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. During the three months ended March 31, 1999, the Company recorded deferred tax assets generated from current period operating losses and a valuation allowance of $2.9 million.

The Company does not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of the Company's ongoing business.

 NOTE 5 - OPERATING SEGMENTS

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


                                                                            INTER-
THREE MONTHS ENDED                                             USA AND     SEGMENT
MARCH 31, 1999 (in thousands)       VENEZUELA     RUSSIA        OTHER    ELIMINATIONS  CONSOLIDATED
---------------------------------   ---------    ---------    ---------  ------------  ------------
Revenue:
  Oil sales                         $  16,090    $   1,881           --           --    $  17,971
  Net gain on exchange rates              256        1,027    $     132           --        1,415
  Investment earnings and other           121          217        2,597    $    (281)       2,654
  Intersegment revenues                    --           --        1,609       (1,609)          --
                                    ---------    ---------    ---------    ---------    ---------
      Total revenues                   16,467        3,125        4,338       (1,890)      22,040
                                    ---------    ---------    ---------    ---------    ---------

Expenses:
  Lease operating costs and
      production taxes                 10,015          948          168           --       11,131
  Depletion, depreciation and
      amortization                      4,429          700          238           --        5,367
  General and administrative            1,772          343        3,452           --        5,567
  Interest                              1,765          361        5,998         (281)       7,843
  Intersegment expenses                 1,609           --           --       (1,609)          --
                                    ---------    ---------    ---------    ---------    ---------
    Total expenses                     19,590        2,352        9,856       (1,890)      29,908
                                    ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes      (3,123)         773       (5,518)          --       (7,868)

Income tax expense (benefit)              582         (113)         171           --          640
                                    ---------    ---------    ---------    ---------    ---------

Operating segment income (loss)        (3,705)         886       (5,689)          --       (8,508)

Minority interest                         155           --           --           --          155
                                    ---------    ---------    ---------    ---------    ---------

Net income (loss)                   $  (3,860)   $     886    $  (5,689)          --    $  (8,663)
                                    =========    =========    =========    =========    =========

Capital expenditures                $  10,610    $     907    $   4,389           --    $  15,906
                                    =========    =========    =========    =========    =========

Total assets                        $ 106,807    $  72,679    $ 232,240    $ (75,676)   $ 336,050
                                    =========    =========    =========    =========    =========


                                                                                INTER-
THREE MONTHS ENDED                                                  USA AND     SEGMENT
MARCH 31, 1998 (in thousands)            VENEZUELA      RUSSIA       OTHER    ELIMINATIONS  CONSOLIDATED
---------------------------------------- ----------   ---------    ---------  ------------  ------------
Revenues:
  Oil sales                              $  27,022    $   1,479           --           --    $  28,501
  Net gain on exchange rates                   546           67           --           --          613
  Investment earnings and other                217           96    $   4,009    $    (178)       4,144
  Intersegment revenues                         --           --        2,638       (2,638)          --
                                         ---------    ---------    ---------    ---------    ---------
      Total revenues                        27,785        1,642        6,647       (2,816)      33,258
                                         ---------    ---------    ---------    ---------    ---------

Expenses:
  Lease operating costs and production
      taxes                                 11,659        1,571           11           --       13,241
  Depletion, depreciation and
      amortization                          10,478          468          120           --       11,066
  General and administrative                 1,794          453        3,159           --        5,406
  Interest                                   1,770          105        6,383         (178)       8,080
  Intersegment expenses                      2,638           --           --       (2,638)          --
                                         ---------    ---------    ---------    ---------    ---------
    Total expenses                          28,339        2,597        9,673       (2,816)      37,793
                                         ---------    ---------    ---------    ---------    ---------

Loss before income taxes                      (554)        (955)      (3,026)          --       (4,535)

Income tax expense (benefit)                  (976)          74          232           --         (670)
                                         ---------    ---------    ---------    ---------    ---------

Operating segment income (loss)                422       (1,029)      (3,258)          --       (3,865)

Write-down and impairment of oil and
   gas properties                          (17,500)          --           --           --      (17,500)

Minority interest                             (379)          --           --           --         (379)
                                         ---------    ---------    ---------    ---------    ---------
Net loss                                 $ (16,699)   $  (1,029)   $  (3,258)          --    $ (20,986)
                                         =========    =========    =========    =========    =========
Capital expenditures                     $  30,457    $   3,996    $   4,880           --    $  39,333
                                         =========    =========    =========    =========    =========
 Total assets                            $ 254,460    $  47,357    $ 301,571    $ (37,368)   $ 566,020
                                         =========    =========    =========    =========    =========



NOTE 6 - RUSSIAN OPERATIONS

Beginning in October 1997 and continuing through December 1998, GEOILBENT borrowed $10.2 million and $8.8 million, respectively, under parallel reserve-based loan agreements with the European Bank for Reconstruction and Development and International Moscow Bank. EBRD and IMB have agreed to lend up to a total of $65 million to GEOILBENT based on achieving certain reserve and production milestones. The proceeds from the loans will be used by GEOILBENT to develop the North Gubkinskoye Field in West Siberia, Russia. At March 31, 1999 and December 31, 1998, the Company's share of borrowings under these agreements was $6.5 million. In 1999, GEOILBENT borrowed an additional $10 million ($3.4 million to the Company). Because the Company accounts for its investment in GEOILBENT based on a fiscal year ending September 30, the 1999 borrowings will be reflected in the Company's consolidated financial statements in the quarters ending June 30, 1999 and September 30, 1999. Additionally, during 1998 a subsidiary of the Company recorded an account receivable for pipe it purchased for $5.0 million and sold at cost to GEOILBENT for use in the development of the field. The portion of the receivable not eliminated in consolidation is included in accounts receivable, joint interest and other. During 1996 and 1997, the Company incurred $4.1 million in financing costs related to the establishment of the EBRD financing, which are recorded in other assets and are subject to amortization over the life of the facility. In 1998, under an agreement with EBRD, GEOILBENT's board ratified an agreement to reimburse the Company for $2.6 million of such costs. However, due to GEOILBENT's need for oil and gas investment and the declining prices for crude oil, in the second quarter of 1998 the Company agreed to defer payment of those reimbursements.

Excise, pipeline and other taxes (including a new oil export tariff introduced in 1999) continue to be levied on all oil producers and certain exporters. Although the Russian regulatory environment has become less volatile, the Company is unable to predict the impact of taxes, duties and other burdens for the future.

In April 1998, the Company signed an agreement to earn a 40% equity interest in Severneftegaz. Severneftegaz owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Severneftegaz, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of providing or arranging a $100 million credit facility for the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase. The Company has received voting shares representing a 40% ownership in Severneftegaz that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of March 31, 1999, the Company had loaned $10.1 million to Severneftegaz pursuant to an interim credit facility, with interest at LIBOR plus 3%, and had earned the right to remove restrictions from shares representing an approximate 2.8% equity interest. In December 1998 and January 1999, the Company purchased shares representing an additional 15% equity interest not subject to any sale or transfer restrictions. The Company owned a total of 55% of voting shares of Severneftegaz as of March 31, 1999, of which 17.8% was not subject to any restrictions. Due to the significant influence it exercises over the operating and financial policies of Severneftegaz, the Company has accounted for its interest in Severneftegaz using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent in the making of new agreements between the Company and Severneftegaz, or to the changing of any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

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

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration, which has been subsequently acquired by Burlington Resources, Inc. ("Burlington"), and Norcen Energy Resources, LTD, which has been subsequently acquired by Union Pacific Resources Group Inc. ("UPR"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing an 839 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. At the time the block was tendered for international bidding, PDVSA estimated that this minimum exploration work program would cost $60 million and required that the Company and the other partners each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with Burlington and UPR each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, Burlington will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed, and the Company posted an $18 million standby letter of credit, collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see
Note 3). As of March 31, 1999, the Company' share of expenditures to date was $11.9 million, and the standby letter of credit had been reduced to $11.2 million. During the first quarter of 1999, drilling commenced on the Jarina-1 X, the first of the Block's exploration wells. The well, which had a planned total depth of 15,600 feet and was one of several structures identified from the new 3-D seismic data, penetrated a thick potential reservoir sequence, but encountered no commercial hydrocarbons. The Company and its partners continue to evaluate the remaining leads on the block, including their potential reserves and risk factors.

NOTE 8 - CHINA OPERATIONS

In December 1996, the Company acquired Benton Offshore China Company, a privately held corporation headquartered in Denver, Colorado, for 628,142 shares of common stock and options to purchase 107,571 shares of the Company's common stock at $7.00 per share, valued in total at $14.6 million. Benton Offshore China Company's primary asset is a large undeveloped acreage position in the South China Sea under a petroleum contract with China National Offshore Oil Corporation ("CNOOC") of the People's Republic of China for an area known as Wan'An Bei, WAB-21. Benton Offshore China Company will, as a wholly owned subsidiary of the Company, continue as the operator and contractor of WAB-21. Benton Offshore China Company has submitted an exploration program and budget to CNOOC. However, due to certain territorial disputes over the sovereignty of the contract area, it is unclear when such program will commence.

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company acquired a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell is the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4 million ($2 million to the Company). The Company is required to pay 100% of the first $8 million of the costs for the phase one exploration period, after which any development costs will be shared equally. If a commercial well results from phase one and the Company elects to continue to phase two, then the Company will pay 100% of the first $8 million of the costs of the second phase of the exploration period, after which any development costs will be shared equally. If a commercial well does not result from phase one and the Company elects to continue to phase two, then the Company and Shell will share costs equally. The Company and Shell will share costs equally for the third exploration phase, if any. During the first quarter of 1999, drilling commenced on the Qing-22 Deep well as a part of the phase one exploration period activities. As of March 31, 1999, the Company had incurred $8.2 million related to the farmout agreement.

NOTE 9 - SANTA BARBARA OPERATIONS

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

NOTE 10 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over approximately eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which has been extended to May 2000. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 and WS-10 wells did not result in the production of commercial amounts of hydrocarbons. The Company will continue to reprocess and remap seismic data and conduct geological studies on the remaining prospectivity of the block. As of March 31, 1999, the Company had incurred $3.7 million related to the PSA.

NOTE 11 - SENEGAL OPERATIONS

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. In addition, the Company obtained exclusive rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea-Bissau border in the south, and to choose certain blocks for further data acquisition and exploration drilling. The Company's working interest in any offshore discovery will be 85% with the remainder held by Petrosen. The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41-kilometer (approximately 25-mile) gas pipeline to Senegal's main electric generating facility near Dakar. As of March 31, 1999, the Company had incurred $1.8 million related to both the onshore block and near-offshore acreage.

NOTE 12 - RELATED PARTY TRANSACTIONS

Prior to November 30, 1998 and during 1997 and 1996, the Company made unsecured loans documented by a promissory note bearing interest at 6% to Mr. A. E. Benton, its Chief Executive Officer. At December 31,1997 and September 30, 1998, the balances owed to the Company were $2.0 million and $4.4 million, respectively. In the fourth quarter of 1998, the Company loaned Mr. Benton an additional $1.1 million to enable him to reduce and eliminate his outstanding margin accounts with third parties that were secured by shares of the Company's stock. The Company then obtained a security interest in those shares of stock, certain personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to the Company by Mr. Benton, which is documented by a promissory note that bears interest at 6% and is payable on November 30, 1999, exceeded the value of the collateral, primarily due to the decline in the price of the Company's stock. As a result, the Company recorded an allowance for doubtful accounts of $2.9 million. Measuring the amount of the allowance requires judgments and estimates, and the amount eventually realized may differ from the estimate. The portion of the note secured by the Company's stock and stock options has been presented on the balance sheet as a deduction from stockholders' equity. At March 31, 1999, the balance owed to the Company by Mr. Benton, including accrued interest and excluding the allowance for doubtful accounts recorded in 1998, was $5.6 million.

Also during 1997 and 1996, the Company made loans to Mr. M.B. Wray, its Vice Chairman, and Mr. J.M. Whipkey, its Chief Financial Officer, each loan bearing interest at 6% and collateralized by a security interest in personal real estate. At March 31, 1999, the balances owed to the Company by Mr. Wray and Mr. Whipkey were $0.6 million and $0.5 million, respectively, and at December 31, 1998, the balances owed to the Company by Mr. Wray and Mr. Whipkey were $0.6 million and $0.5 million, respectively. On May 11, 1999, Mr. Wray repaid the entire balance of principal and interest on his loan.

In addition, receivables from other employees and directors of the Company totaled $0.6 million at March 31, 1999 and December 31, 1998.

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

The following discussion of the Company's results of operations for the three months ended March 31, 1999 and 1998 and financial condition at March 31, 1999 and December 31, 1998 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The Company's results of operations for the three months ended March 31, 1999, reflected the results for Benton-Vinccler, C.A. in Venezuela, which accounted for more than 85% of the Company's production and oil sales revenue. As a result of declines in world crude oil prices and lower production from the South Monagas Unit due to lower capital spending and continuing operational problems with certain high volume wells, oil sales in Venezuela were 40% lower in the first three months of 1999 compared to 1998 with a 17% decrease in realized fees per barrel (from $7.26 in 1998 to $6.05 in 1999) and a 27% decrease in oil sales quantities (from 3,645,593 Bbls of oil in 1998 to 2,659,085 Bbls of oil in 1999). Benton-Vinccler also experienced increased operating expenses on a per barrel basis primarily related to workovers and plant repairs and maintenance which, especially when combined with the decreased fee realizations, represented a significantly higher percentage of oil sales revenues during the period than in the prior period.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:


                                                    THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------
                                                     1999                  1998
                                                 -------------         -------------
     Lease Operating Costs and Production Taxes       61.9%                 46.5%
     Depletion, Depreciation and Amortization         29.9                  38.8
     General and Administrative                       31.0                  19.0
     Interest                                         43.6                  28.3

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The Company had revenues of $22.0 million for the three months ended March 31, 1999. Expenses incurred during the period consisted of lease operating costs and production taxes of $11.1 million, depletion, depreciation and amortization expense of $5.4 million, general and administrative expense of $5.6 million, interest expense of $7.8 million, income tax expense of $0.6 million and a minority interest of $0.2 million. Net loss was $8.7 million or $0.29 per share (diluted).

By comparison, the Company had revenues of $33.3 million for the three months ended March 31, 1998. Expenses incurred during the period consisted of lease operating costs and production taxes of $13.2 million, depletion, depreciation and amortization expense of $11.1 million, write down of oil and gas properties of $17.5 million, general and administrative expense of $5.4 million, interest expense of $8.1 million, income tax benefit of $0.7 million and a minority interest reduction of $0.4 million. Net loss for the period was $21.0 million or $0.71 per share (diluted).

Revenues decreased $11.3 million, or 34%, during the three months ended March 31, 1999 compared to the corresponding period of 1998 primarily due to decreased oil sales revenue in Venezuela as a result of declines in world crude oil prices and lower sales quantities. Sales quantities for the three months ended March 31, 1999 from Venezuela and Russia were 2,659,085 Bbls and 333,102 Bbls, respectively, compared to 3,645,593 Bbls and 127,402 Bbls, respectively, for the three months ended March 31, 1998. Prices for crude oil averaged $6.05 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $5.65 per Bbl from Russia for the three months ended March 31, 1999 compared to $7.26 per Bbl from Venezuela and $11.61 per Bbl from Russia for the corresponding period of 1998. Investment earnings decreased $1.5 million, or 36%, during the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to lower average cash and marketable securities balances. Revenues for the three months ended March 31, 1999 were increased by a foreign exchange gain of $1.4 million compared to a gain of $0.6 million during the corresponding period of 1998.

Lease operating costs and production taxes decreased $2.1 million, or 16%, during the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily due to reduced oil production in Venezuela. Depletion, depreciation and amortization decreased $5.7 million, or 51%, during the three months ended March 31, 1999 compared to the corresponding period of 1998 primarily due to reduced oil sales and write-downs of oil and gas properties in Venezuela and Russia during 1998. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the three months ended March 31, 1999 was $1.57 and $2.10, respectively, compared to $2.83 and $3.67, respectively, during the corresponding period of the previous year. As a result of the effect of declines in world crude oil prices, at March 31, 1998 the Company recognized a write-down of oil and gas properties in the Venezuela cost center of $17.5 million pursuant to the ceiling limitation prescribed by the full cost method of accounting. General and administrative expenses increased $0.2 million, or 4%, during three months ended March 31, 1999 compared to the corresponding period of 1998 primarily due to the costs of advisory services provided by J.P. Morgan Securities, Inc. and costs incurred in the Company's Delta Centro and China operations offset by decreased Venezuelan municipal taxes (which are a function of oil revenues). Interest expense decreased $0.3 million, or 4%, during the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily due to the capitalization of interest expense. The Company recognized a loss before income taxes and minority interest of $7.9 million during the three months ended March 31, 1999 as compared to a loss of $22.0 million in the corresponding period of 1998, which resulted in increased income tax expense of $1.3 million, or 186%. The loss attributable to the minority interest decreased $0.6 million, or 150%, for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 because the losses attributable to the minority shareholders of Benton-Vinccler exceeded their interest in equity capital and have therefore been included in the consolidated net loss of the Company.

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

INTERNATIONAL OPERATIONS

As a private contractor, Benton-Vinccler is subject to a statutory income tax rate of 34%. However, Benton-Vinccler reported significantly lower effective tax rates for 1996 and 1998 due to the effect of the devaluation of the Bolivar while Benton-Vinccler uses the U.S. dollar as its functional currency, and further in 1998 due to a deferred tax asset valuation allowance. The Company cannot predict the timing or impact of future devaluations in Venezuela.

A 3-D seismic survey has been conducted over the southwestern portion of the Delta Centro Block in Venezuela at a total cost to the Company of $6.9 million. During the first quarter of 1999, drilling commenced on the Jarina-1 X, the first of the block's exploration wells, with a total anticipated cost to the Company of approximately $6-7 million. The well, which had a planned total depth of 15,600 feet and was one of several structures identified from the new 3-D seismic data, penetrated a thick potential reservoir sequence, but encountered no hydrocarbons. The Company and its partners continue to evaluate the remaining leads on the block, including their potential reserves and risk factors. The Company's operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.66% and income taxes of 67.7%. As of March 31, 1999, the Company had incurred $11.9 million related to the Delta Centro Block.

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

In December 1996, the Company acquired Benton Offshore China Company, a privately held company headquartered in Denver, Colorado. Benton Offshore China Company's principal asset is a petroleum contract with China National Offshore Oil Corporation ("CNOOC") for an area known as Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco Inc. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. Benton Offshore China Company has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. The Company has recorded no proved reserves attributable to this petroleum contract.

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's National Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which has been extended to May 2000. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years.

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

In April 1998, the Company signed an agreement to earn a 40% equity interest in Severneftegaz. Severneftegaz owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Severneftegaz, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of providing or arranging a $100 million credit facility for the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase. The Company has received voting shares representing a 40% ownership in Severneftegaz that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of March 31, 1999, the Company had loaned $10.1 million to Severneftegaz pursuant to an interim credit facility, with interest at LIBOR plus 3%, and had earned the right to remove restrictions from shares representing an approximate 2.8% equity interest. In December 1998 and January 1999, the Company purchased shares representing an additional 15% equity interest not subject to any sale or transfer restrictions. The Company owned a total of 55% of voting shares of Severneftegaz as of March 31, 1999, of which 17.8% was not subject to any restrictions. Due to the significant influence it exercises over the operating and financial policies of Severneftegaz, the Company has accounted for its interest in Severneftegaz using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent in the making of new agreements between the Company and Severneftegaz, or to the changing of any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

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

Within the United States, inflation has had a minimal effect on the Company, but it is potentially an important factor in results of operations in Venezuela and Russia. With respect to Benton-Vinccler and GEOILBENT, substantially all of the sources of funds, including the proceeds from oil sales, the Company's contributions and credit financings, are denominated in U.S. dollars, while local transactions in Russia and Venezuela are conducted in local currency. When the rate of increase in the value of the dollar compared to the Venezuelan bolivar or the Russian ruble is less than the rate of inflation in these countries, then inflation could be expected to have an adverse effect on the Company.

During the three months ended March 31, 1999, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian ruble during periods when the Company's Venezuela-related subsidiaries and GEOILBENT had substantial net monetary liabilities denominated in bolivares and rubles. During the three months ended March 31, 1999, the Company's net foreign exchange gains attributable to its Venezuelan and Russian operations were $0.3 million and $1.0 million, respectively. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities for the three months ended March 31 are summarized in the following table and discussed in further detail below (in thousands):


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------------
                                                                    1999                    1998
                                                                -------------            ----------
      Net cash provided by operating activities                 $     6,290              $  21,478
      Net cash used in investing activities                         (11,245)               (13,507)
      Net cash provided by (used in) financing activities              (770)                 3,811
                                                                ============             ==========
      Net increase (decrease) in cash                           $    (5,725)             $  11,782
                                                                ============             ==========


At March 31, 1999, the Company had current assets of $73.3 million and current liabilities of $43.5 million resulting in working capital of $29.8 million and a current ratio of 1.7:1. This compares to the Company's working capital of $55.9 million and a current ratio of 2.5:1 at December 31, 1998. The decrease of $26.1 million was due primarily to (i) expenditures related to exploration and development in Venezuela, Russia and China and (ii) lower oil sales as a result of declines in world crude oil prices and oil sales quantities.

CASH FLOW FROM OPERATING ACTIVITIES. During the three months ended March 31, 1999 and 1998, net cash provided by operating activities was approximately $6.3 million and $21.5 million, respectively. Cash flow from operating activities decreased by $15.2 million during the three months ended March 31, 1999 compared to the corresponding period of the prior year due primarily to the collection of accrued oil revenues substantially offset by reduced revenues, increased lease operating costs and interest expense.

CASH FLOW FROM INVESTING ACTIVITIES. During the three months ended March 31, 1999 and 1998, the Company had drilling and production related capital expenditures of approximately $15.9 million and $39.3 million, respectively. Of the 1999 expenditures, $7.0 million was attributable to the development of the South Monagas Unit in Venezuela, $0.5 million related to the development of the North Gubkinskoye Field in Russia, $3.6 million related to a 3-D seismic survey and exploratory well costs in the Delta Centro Block in Venezuela, $4.0 million related to the development of the Qingshui Block in China, and $0.8 was attributable to other projects. The capital expenditures during the three months ended March 31, 1999 and 1998 were substantially offset by net redemptions of marketable securities of $11.4 million and $25.9 million, respectively.

During 1998, the Company instituted a capital expenditure program which minimized expenditures to those that the Company believed were necessary in order to maintain current producing properties. This policy was instituted in response to the low market price for oil. The Company expects to continue limiting capital expenditures at this maintenance level until such time as cash flow from operating, investing and/or financing activities permit resumption of exploration and development programs on a broader scale.

The Company expects 1999 capital expenditures of $35-45 million, including $7-8 million in expenditures by GEOILBENT in Russia, net to the Company's interest (which are expected to be funded from borrowings under the EBRD Credit Facility, cash flow from operations or other financings). Additionally, the Company anticipates providing or arranging loans of up to $100 million over the next two years to Severneftegaz pursuant to an equity acquisition agreement signed in April 1998. The Company is currently evaluating funding alternatives for the loans to Severneftegaz. The Company's indentures contain provisions that restrict the manner in which the Company can invest in certain of its current operations including GEOILBENT.

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

If oil prices continue at or near current levels, and if oil production continues at expected levels, the Company believes that its current cash and cash provided by operating activities will be sufficient to meet the Company's liquidity needs for routine operations and to service its outstanding debt through 1999. If oil prices and production volumes later in 1999 and early in 2000 result in cash flows that are less than currently planned, then the Company may have to reduce further its planned capital and operating expenditures in 2000, which could have negative effects on future oil production rates. The Company continues to evaluate and review strategic alternatives and has engaged J.P. Morgan Securities, Inc. to advise the Company related to these alternatives. In the event that future cash requirements are greater than the Company's financial resources, the Company intends to pursue strategic joint ventures or alliances with other industry partners, sell property interests, merge or combine with another entity, or issue debt or equity securities.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. Interest on the notes is due May 1st and November 1st of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At March 31, 1999, the Company was in compliance with all covenants of the indentures.

The EBRD and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, loan agreements. To date, GEOILBENT has borrowed $28.8 million. The proceeds from the loans are being used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye Fields in West Siberia, Russia. Additional borrowings will be based on achieving certain reserve and production milestones.

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

The Company anticipates the completion of the process of obtaining Year 2000 compliance information from its material suppliers and customers during the second quarter of 1999. To the extent that the Company does not receive adequate responses from its material third-party suppliers and customers, it is prepared to develop contingency plans that would include changing suppliers and customers to those who have demonstrated Year 2000 readiness. However, there can be no assurance that the Company will be successful in finding such alternative suppliers and customers. The oil produced in Venezuela by the Company, which is delivered to PDVSA under the terms of an operating service agreement lasting until 2012, represented approximately 91% of the Company's oil sales during 1998 and 90% for the three months ended March 31, 1999. In the event that PDVSA is unable to accept deliveries of, or make payment for, the oil produced by the Company due to a Year 2000 failure, the Company's operations and financial position could be materially and adversely affected.

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



                          BENTON OIL AND GAS COMPANY


Dated: May 12, 1999       By: /s/A.E. Benton
                              -------------------------------------
                              A.E. Benton
                              President and Chief Executive Officer



Dated: May 12, 1999       By: /s/James M. Whipkey
                              ------------------------------------------------
                              James M. Whipkey
                              Senior Vice President and Chief Financial Officer