Form 10-Q
period 1999-06-30
BENTON OIL & GAS CO
filed 1999-08-13
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                   Quarterly Report Under Section 13 or 15(d)
   [X]               of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1999 or

                Transition Report Pursuant to Section 13 or 15(d)
   [ ]               of the Securities Act of 1934 for the
                     Transition Period from _____ to _____

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


                                   ----------

                  At August 13, 1999, 29,576,966 shares of the
                   Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES


                                                                                                                       Page
                                                                                                                       ----
PART I.      FINANCIAL INFORMATION

             Item 1.    FINANCIAL STATEMENTS
                               Consolidated Balance Sheets at June 30, 1999
                                    and December 31, 1998 (Unaudited).....................................................3
                               Consolidated Statements of Operations for the Three
                                    Months Ended June 30, 1999 and 1998 (Unaudited).......................................4
                               Consolidated Statements of Operations for the Six
                                    Months Ended June 30, 1999 and 1998 (Unaudited) ......................................5
                               Consolidated Statements of Cash Flows for the Six
                                    Months Ended June 30, 1999 and 1998 (Unaudited).......................................6
                               Notes to Consolidated Financial Statements.................................................8

             Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............................................................19

             Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................26


PART II.     OTHER INFORMATION

             Item 1.    LEGAL PROCEEDINGS................................................................................28

             Item 2.    CHANGES IN SECURITIES............................................................................28

             Item 3.    DEFAULTS UPON SENIOR SECURITIES..................................................................28

             Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................28

             Item 5.    OTHER INFORMATION................................................................................28

             Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................................28

Signatures...............................................................................................................29

PART I. FINANCIAL INFORMATION
    Item 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)


                                                                                      JUNE 30,          DECEMBER 31,
                                                                                        1999                1998
                                                                                     ---------           ---------
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents                                                        $  18,606           $  18,147
    Restricted cash                                                                         12                  12
    Marketable securities                                                                5,827              41,173
    Accounts, and notes receivable:
       Accrued oil and gas revenue                                                      20,743              17,307
       Joint interest and other, net                                                     8,760              12,482
    Prepaid expenses and other                                                           3,295               3,688
                                                                                     ---------           ---------
                  TOTAL CURRENT ASSETS                                                  57,243              92,809

RESTRICTED CASH                                                                         65,798              65,670

OTHER ASSETS                                                                            11,171              11,725

DEFERRED INCOME TAXES                                                                    3,357               2,976

INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANY                                        20,202              11,975
PROPERTY AND EQUIPMENT:
    Oil and gas properties (full cost method - costs of $43,597 and
         $35,228 excluded from amortization in 1999 and 1998, respectively)            509,828             483,494
    Furniture and fixtures                                                               9,489               9,608
                                                                                     ---------           ---------
                                                                                       519,317             493,102
    Accumulated depletion, impairment and depreciation                                (350,947)           (339,636)
                                                                                     ---------           ---------
                                                                                       168,370             153,466
                                                                                     ---------           ---------
                                                                                     $ 326,141             338,621
                                                                                     =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable, trade and other                                                $   9,369           $  10,014
    Accrued interest payable                                                             5,503               5,527
    Accrued  expenses                                                                   18,993              19,342
    Income taxes payable                                                                 2,149               1,847
    Current portion of long term debt                                                       59                 215
                                                                                     ---------           ---------
                  TOTAL CURRENT LIABILITIES                                             36,073              36,945

LONG TERM DEBT                                                                         290,373             288,212

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                          830                 475

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.01 a share; authorized 5,000 shares;
       outstanding, none                                                                    --                  --
    Common stock, par value $0.01 a share; authorized 80,000 shares;
       issued 29,627 shares at June 30, 1999 and December 31, 1998                         296                 296
    Additional paid-in capital                                                         147,056             147,054
    Retained deficit                                                                  (147,788)           (131,569)
    Treasury stock, at cost, 50 shares                                                    (699)               (699)
    Employee note receivable, net                                                           --              (2,093)
                                                                                     ---------           ---------
                  TOTAL STOCKHOLDERS' EQUITY                                            (1,135)             12,989
                                                                                     ---------           ---------

                                                                                     $ 326,141           $ 338,621
                                                                                     =========           =========

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                  1999              1998
                                                                -------           --------
REVENUES
   Oil sales                                                    $22,419           $ 23,626
   Gain on exchange rates                                         1,140                886
   Investment earnings and other                                  2,193              3,696
                                                                -------           --------
                                                                 25,752             28,208
                                                                -------           --------

EXPENSES

   Lease operating costs and production taxes                    10,109             11,501
   Depletion, depreciation and amortization                       5,128              9,879
   Write-down and impairment of oil and gas properties            1,275             53,967
   General and administrative                                     8,498              6,046
   Interest                                                       7,685              8,030
                                                                -------           --------
                                                                 32,695             89,423
                                                                -------           --------

LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                         (6,943)           (61,215)
INCOME TAX EXPENSE (BENEFIT)                                        413             (7,294)
                                                                -------           --------
LOSS BEFORE MINORITY INTEREST                                    (7,356)           (53,921)
MINORITY INTEREST                                                   200             (3,878)
                                                                -------           --------

NET LOSS                                                        $(7,556)          $(50,043)
                                                                =======           ========

NET LOSS PER COMMON SHARE:
   Basic                                                        $ (0.26)          $  (1.69)
                                                                =======           ========
   Diluted                                                      $ (0.26)          $  (1.69)
                                                                =======           ========

See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                               ------------------------------
                                                                 1999                1998
                                                               ---------           ---------
REVENUES
  Oil sales                                                    $  40,390           $  52,127
  Gain on exchange rates                                           2,555               1,499
  Investment earnings and other                                    4,847               7,840
                                                               ---------           ---------
                                                                  47,792              61,466
                                                               ---------           ---------
EXPENSES
  Lease operating costs and production taxes                      21,240              24,742
  Depletion, depreciation and amortization                        10,495              20,945
  Write-down and impairment of oil and gas properties              1,275              71,467
  General and administrative                                      14,065              11,452
  Interest                                                        15,528              16,110
                                                               ---------           ---------
                                                                  62,603             144,716
                                                               ---------           ---------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                   (14,811)            (83,250)
INCOME TAX EXPENSE (BENEFIT)                                       1,053              (7,964)
                                                               ---------           ---------
LOSS BEFORE MINORITY INTEREST                                    (15,864)            (75,286)
MINORITY INTEREST                                                    355              (4,257)
                                                               ---------           ---------

NET LOSS                                                       $ (16,219)          $ (71,029)
                                                               =========           =========

LOSS PER COMMON SHARE:
  Basic                                                        $   (0.55)          $   (2.41)
                                                               =========           =========
  Diluted                                                      $   (0.55)          $   (2.41)
                                                               =========           =========


See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           -----------------------------
                                                                             1999               1998
                                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                           $(16,219)          $(71,029)
Net Loss

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
     Depletion, depreciation and amortization                                10,495             20,945
     Write-down of oil and gas properties                                     1,275             71,467
     Amortization of financing costs                                            786                612
     Loss on disposition of assets                                               38                 --
     Allowance for employee notes and accounts receivable                     2,785
     Minority interest in undistributed earnings of subsidiary                  355             (4,257)
     Deferred income taxes                                                     (381)           (11,176)
     Changes in operating assets and liabilities:
        Accounts receivable                                                    (406)            16,633
        Prepaid expenses and other                                               70             (4,468)
        Accounts payable                                                       (645)           (10,649)
        Accrued interest payable                                                (24)                21
        Accrued expenses                                                       (349)             6,355
        Income taxes payable                                                    625             (1,427)
                                                                           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (1,595)            13,027
                                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment                                         (26,656)           (70,211)
Investment in and advances to affiliated company                             (8,227)            (2,376)
Increase in restricted cash                                                    (128)               (78)
Purchase of marketable securities                                           (12,048)           (43,190)
Maturities of marketable securities                                          47,394            109,101
                                                                           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   335             (6,754)
                                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants                          2                795
Proceeds from issuance of short term borrowings and notes payable             2,897              4,802
Payments on short term borrowings and notes payable                            (892)               (65)
Increase in other assets                                                       (288)            (1,095)
                                                                           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,719              4,437
                                                                           --------           --------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                             459             10,710

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             18,147             11,940
                                                                           --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 18,606           $ 22,650
                                                                           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest expense                           $ 15,623           $ 15,251
                                                                           ========           ========
Cash paid during the period for income taxes                               $    670           $  3,109
                                                                           ========           ========

                                   (continued)

                See notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30 1999, the Company recorded an allowance for doubtful accounts related to amounts owed to the Company by its Chief Executive Officer (see Note 12). The portion of the allowance related to amounts secured by the Company's stock and stock options was $2,093,000.

During 1996 and 1997, the Company incurred $4.1 million in financing costs related to the establishment of the EBRD financing (see Note 6). In 1998, under an agreement with EBRD, GEOILBENT's board ratified an agreement to reimburse the Company for $2.6 million of such costs, and accordingly, during the six months ended June 30, 1998, the Company recorded these costs as an account receivable from GEOILBENT.




See notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Benton Oil and Gas Company (the "Company") engages in the exploration, development, production and management of oil and gas properties. The Company conducts its business in Venezuela, Russia, the United States, China, Jordan and Senegal.

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investment in GEOILBENT, its Russian joint venture, is accounted for using proportionate consolidation based on the Company's ownership interest. The Company's investment in Arctic Gas Company ("Arctic Gas"), formerly Severneftegaz, a Russian open joint stock company, is accounted for using the equity method because of the significant influence the Company exercises over its operations and management. All intercompany profits, transactions and balances have been eliminated. The Company accounts for its investment in GEOILBENT and Arctic Gas based on a fiscal year ending September 30.

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

The Company believes its current cash and cash to be provided by operating activities will be sufficient to meet the Company's liquidity needs for routine operations and to service its outstanding debt through 1999. The Company continues to evaluate and review strategic alternatives and has engaged J.P. Morgan Securities, Inc. to advise the Company related to these alternatives. If future cash requirements are greater than the Company's financial resources, the Company intends to pursue strategic joint ventures or alliances with other industry partners, sell property interests, merge or combine with another entity, or issue debt or equity securities. There can be no assurance that any such transaction would be available on terms acceptable to the Company.

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three and six month periods ended June 30, 1999 and 1998. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

ACCOUNTS AND NOTES RECEIVABLE

The Company's allowance for doubtful accounts related to employee notes and accounts receivable and other accounts receivable was $6.0 million at June 30, 1999 and $3.2 million at December 31, 1998 (see Note 12).

MINORITY INTERESTS

The Company records a minority interest attributable to the minority shareholders of its subsidiaries. The minority interests in net income and losses are generally subtracted or added to arrive at consolidated net income. However, during the six month period ended June 30, 1999, losses attributable to the minority shareholder of Benton-Vinccler, a subsidiary owned 80% by the Company, exceeded its interest in equity capital. Accordingly, all of Benton-Vinccler's loss for the six month period attributable to the minority shareholders ($0.6 million) has been included in the consolidated net loss of the Company.

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, consisted of $5.8 million and $41.2 million in commercial paper at June 30, 1999 and December 31, 1998, respectively.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. However, the Company did not have any items of other comprehensive income during the three and six month periods ended June 30, 1999 or 1998 and, in accordance with SFAS 130, has not provided a separate statement of comprehensive income.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 was adopted by the Company in December 1997, and earnings per share for all prior periods have been restated. The numerator (loss), denominator (shares) and amount of the basic and diluted earnings per share computations were (in thousands, except per share amounts):

                                                                                                               AMOUNT PER
                                                                         LOSS               SHARES                SHARE
                                                                     -------------        ------------         ------------
         FOR THE THREE MONTHS ENDED JUNE 30, 1999
         ----------------------------------------
         BASIC EPS
         Loss attributable to common stockholders                       $(7,556)              29,577               $(0.26)
                                                                        ========             ========             ========

         DILUTED EPS
         Loss attributable to common stockholders                       $(7,556)              29,577               $(0.26)
                                                                        ========             ========             ========

         FOR THE THREE MONTHS ENDED JUNE 30, 1998
         ----------------------------------------
         BASIC EPS
         Loss attributable to common stockholders                       $(50,043)             29,565               $(1.69)
                                                                        ========             ========             ========

         DILUTED EPS
         Loss attributable to common stockholders                       $(50,043)             29,565               $(1.69)
                                                                        ========             ========             ========

                                                                                                               AMOUNT PER
                                                                         LOSS               SHARES                SHARE
                                                                     -------------        ------------         ------------
         FOR THE SIX MONTHS ENDED JUNE 30, 1999
         --------------------------------------
         BASIC EPS
         Loss attributable to common stockholders                       $(16,219)             29,577               $(0.55)
                                                                        ========             ========             ========

         DILUTED EPS
         Loss attributable to common stockholders                       $(16,219)             29,577               $(0.55)
                                                                        ========             ========             ========

         FOR THE SIX MONTHS ENDED JUNE 30, 1998
         --------------------------------------
         BASIC EPS
         Loss attributable to common stockholders                       $(71,029)             29,531               $(2.41)
                                                                        ========             ========             ========

         DILUTED EPS
         Loss attributable to common stockholders                       $(71,029)             29,531               $(2.41)
                                                                        ========             ========             ========

An aggregate of 6.1 million and 4.8 million options and warrants were excluded from the earnings per share calculations because they were anti-dilutive for the three months ended June 30, 1999 and 1998, respectively. An aggregate of 6.0 million and 4.8 million options and warrants, were excluded from the earnings per share calculations because they were anti-dilutive for the six months ended June 30, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $1.1 million and $1.2 million for the six months ended June 30, 1999 and 1998, respectively, and capitalized interest of $1.0 million for the six months ended June 30, 1999. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. Interest is capitalized on significant investments in unproved properties that are excluded from depletion, depreciation and amortization and on which exploration activities are in progress. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). Pursuant to the ceiling limitation as a result of declines in world crude oil prices, the Company recognized a write-down of oil and gas properties in the Venezuela cost center of $17.5 million at March 31, 1998, and recognized write-downs of oil and gas properties in the Venezuela and Russia cost centers of $38.4 million and $10.1 million, respectively, at June 30, 1998. Additionally, the Company recognized a write-down of $5.5 million at June 30, 1998 and $1.3 million at June 30, 1999 of capitalized costs associated with certain exploration activities.

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Russia, China and other cost centers at June 30, 1999 were $5.0 million, $28.7 million, and $9.9 million, respectively. Excluded costs attributable to the Russia, China and other cost centers at December 31, 1998 were $4.3 million, $20.5 million and $10.4 million, respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the six months ended June 30, 1999 was $8.1 million and $1.5 million ($1.58 and $2.12 per equivalent barrel), respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the six months ended June 30,1998 was $19.0 million and $1.4 million ($2.78 and $3.68 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $0.8 million and $0.6 million for the six months ended June 30, 1999 and 1998, respectively.

RECLASSIFICATIONS

Certain items in 1998 have been reclassified to conform to the 1999 financial statement presentation.

NOTE 2 - LONG TERM DEBT

Long term debt consists of the following (in thousands):

                                                                                     JUNE 30, 1999   DECEMBER 31, 1998
                                                                                     -------------   -----------------
       Senior unsecured notes with interest at 9.375%
           See description below                                                       $105,000          $105,000
       Senior unsecured notes with interest at 11.625%
           See description below                                                        125,000           125,000
       Benton-Vinccler credit facility with interest at
           LIBOR plus 6.125%. Collateralized by a time deposit of the Company earning approximately LIBOR plus 5.75%
           See description below                                                         50,000            50,000
       Reserve-based loans with average interest
           rate of LIBOR plus 5.25%.  See description below                               9,286             6,453
       GEOILBENT credit facility collateralized by a time deposit of the
           Company earning approximately 5.6%.  See description below                       974             1,624
       Other                                                                                172               350
                                                                                       --------          --------
                                                                                        290,432           288,427
       Less current portion                                                                  59               215
                                                                                       --------          --------
                                                                                       $290,373          $288,212
                                                                                       ========          ========

In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investments and capital expenditures, dividends, mergers and sales of assets. At June 30, 1999, the Company was in compliance with all covenants of the indentures.

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

As of June 30, 1999, GEOILBENT (owned 34% by the Company) has borrowed $27.3 million under parallel reserve-based loan agreements with the European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB"). EBRD and IMB have agreed to lend up to a total of $65 million to GEOILBENT based on achieving certain reserve and production milestones. Under these loan agreements, the Company and other shareholders of GEOILBENT have significant management and business support obligations. Each shareholder is jointly and severally liable to EBRD and IMB for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by any shareholder of its support obligations. The loans bear an average interest rate of LIBOR plus 5.25% payable on January 27 and July 27 each year. Principal payments will be due in varying installments every six months beginning January 27, 2000 until July 27, 2004. The loan agreements require that GEOILBENT meet certain financial ratios and covenants, including a minimum current ratio, and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. The Company's share of the amounts borrowed under the loan agreements was $9.3 million and $6.5 million at June 30, 1999 and December 31, 1998, respectively.

In October 1995, GEOILBENT entered into an agreement with Morgan Guaranty for a credit facility under which the Company provides cash collateral for the loans to GEOILBENT. The credit facility is renewable annually. Loans outstanding under the credit facility bear interest at either LIBOR plus 0.75%, subject to certain adjustments, or the Morgan Guaranty prime rate plus 2%, whichever is selected at the time a loan is made. In conjunction with GEOILBENT's reserve-based loan agreements with the EBRD and IMB, repayment of the credit facility is subordinated to payments due to the EBRD and IMB and, accordingly, the credit facility is classified as long term. However, during the six months ended June 30, 1999, EBRD and IMB consented to the repayment of $2.0 million ($0.7 million to the Company) in exchange for the Company's capital contribution to GEOILBENT of $2.0 million. The credit facility contains no restrictive covenants and no financial ratio covenants.

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

In May 1996, the Company entered into an agreement with Morgan Guaranty which provided for an $18 million cash collateralized 5-year letter of credit to secure the Company's performance of the minimum exploration work program required in the Delta Centro Block in Venezuela. In December 1998, the letter of credit was reduced to $11.2 million as a result of expenditures made related to the exploration work program. In July 1999, the standby letter of credit was further reduced to $7.7 million.

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

NOTE 4 - TAXES ON INCOME

At December 31, 1998, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $90 million expiring in the years 2003 through 2018. If the carryforwards are ultimately realized, approximately $13 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. During the six months ended June 30, 1999, the Company recorded deferred tax assets generated from current period operating losses and a valuation allowance of $5.2 million.

The Company does not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of the Company's ongoing business.

NOTE 5 - OPERATING SEGMENTS

The Company regularly allocates resources to and assesses the performance of its operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela and Russia operating segments are derived primarily from the production and sale of oil. Revenues from USA and Other are derived primarily from interest earnings on various investments and consulting revenues. Operations included under the heading "USA and Other" include corporate management, exploration activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the USA and Other segment and are not allocated to other operating segments. The Company's investment in Arctic Gas has been included in the Russia operating segment.


                                                                                              INTER-
THREE MONTHS ENDED                                                            USA AND         SEGMENT
JUNE 30, 1999 (IN THOUSANDS)                VENEZUELA         RUSSIA           OTHER        ELIMINATIONS   CONSOLIDATED
----------------------------                ---------         ------           -----        ------------   ------------
Revenue:
   Oil sales                                   $20,352         $2,067                                         $22,419
   Net gain on exchange rates                      370            600         $   170                           1,140
   Investment earnings and other                   156            (81)          2,424         $  (306)          2,193
   Intersegment revenues                            --             --           2,578          (2,578)             --
                                               -------         ------         -------         -------         -------
      Total revenues                            20,878          2,586           5,172          (2,884)         25,752
                                               -------         ------         -------         -------         -------

Expenses:
   Lease operating costs and production
     taxes                                       9,705          1,098            (151)           (543)         10,109
   Depletion, depreciation and
     amortization                                4,117            821             190              --           5,128
   General and administrative                    1,509            501           6,488              --           8,498
   Interest                                      1,811            318           5,862            (306)          7,685
   Intersegment expenses                         2,035             --              --          (2,035)             --
                                               -------         ------         -------         -------         -------
   Total expenses                               19,177          2,738          12,389          (2,884)         31,420
                                               -------         ------         -------         -------         -------

   Income (loss) before income taxes             1,701           (152)         (7,217)             --          (5,668)

   Income tax expense                              363              7              43              --             413
                                               -------         ------         -------         -------         -------

   Operating segment income (loss)               1,338           (159)         (7,260)             --          (6,081)

   Write-down and impairment of oil and
     gas properties                                 --             --          (1,275)             --          (1,275)

   Minority interest                              (200)            --              --              --            (200)
                                               -------         ------         -------         -------         -------

Net income (loss)                              $ 1,138         $ (159)        $(8,535)             --         $(7,556)
                                               =======         ======         =======         =======         =======

Capital expenditures                           $ 4,884         $1,176         $ 4,690              --         $10,750
                                               =======         ======         =======         =======         =======

                                                                                              INTER-
THREE MONTHS ENDED                                                            USA AND         SEGMENT
JUNE 30, 1998 (IN THOUSANDS)                VENEZUELA         RUSSIA           OTHER        ELIMINATIONS   CONSOLIDATED
----------------------------                ---------         ------           -----        ------------   ------------
Revenues:
  Oil sales                                   $ 21,134         $  2,492                                         $ 23,626
  Net gain on exchange rates                       701              157         $    28                              886
  Investment earnings and other                    247               (6)          3,670         $  (215)           3,696
  Intersegment revenues                             --               --           2,167          (2,167)              --
                                              --------         --------         -------         -------         --------
      Total revenues                            22,082            2,643           5,865          (2,382)          28,208
                                              --------         --------         -------         -------         --------

Expenses:
  Lease operating costs and production
      taxes                                      9,970            1,509              22              --           11,501
  Depletion, depreciation and
      amortization                               8,844              908             127              --            9,879
  General and administrative                     2,433              447           3,166              --            6,046
  Interest                                       1,829               42           6,374            (215)           8,030
  Intersegment expenses                          2,167               --              --          (2,167)              --
                                              --------         --------         -------         -------         --------
    Total expenses                              25,243            2,906           9,689          (2,382)          35,456
                                              --------         --------         -------         -------         --------

Loss before income taxes                        (3,161)            (263)         (3,824)             --           (7,248)

 Income tax expense (benefit)                   (7,606)              75             237              --           (7,294)
                                              --------         --------         -------         -------         --------

  Operating segment income (loss)                4,445             (338)         (4,061)             --               46

  Write-down and impairment of oil and
      gas properties                           (38,400)         (10,100)         (5,467)             --          (53,967)

  Minority interest                              3,878               --              --              --            3,878
                                              --------         --------         -------         -------         --------

Net loss                                      $(30,077)        $(10,438)        $(9,528)             --         $(50,043)
                                              ========         ========         =======         =======         ========

Capital expenditures                          $ 23,534         $  4,499         $ 2,845              --         $ 30,878
                                              ========         ========         =======         =======         ========



                                                                                              INTER-
SIX MONTHS ENDED                                                              USA AND         SEGMENT
JUNE 30, 1999 (IN THOUSANDS)                VENEZUELA         RUSSIA           OTHER        ELIMINATIONS   CONSOLIDATED
----------------------------                ---------         ------           -----        ------------   ------------
Revenue:
  Oil sales                                   $ 36,442          $ 3,948                                         $ 40,390
  Net gain on exchange rates                       626            1,627        $    302                            2,555
  Investment earnings and other                    277              136           5,021        $   (587)           4,847
  Intersegment revenues                             --               --           4,187          (4,187)              --
                                              --------          -------        --------        --------         --------
      Total revenues                            37,345            5,711           9,510          (4,774)          47,792
                                              --------          -------        --------        --------         --------

Expenses:
  Lease operating costs and production
      taxes                                     19,720            2,046              17            (543)          21,240
  Depletion, depreciation and
      amortization                               8,546            1,521             428              --           10,495
  General and administrative                     3,281              844           9,940              --           14,065
  Interest                                       3,576              679          11,860            (587)          15,528
  Intersegment expenses                          3,644               --              --          (3,644)              --
                                              --------          -------        --------        --------         --------
    Total expenses                              38,767            5,090          22,245          (4,774)          61,328
                                              --------          -------        --------        --------         --------

Income (loss) before income taxes               (1,422)             621         (12,735)             --          (13,536)

 Income tax expense (benefit)                      945             (106)            214              --            1,053
                                              --------          -------        --------        --------         --------

 Operating segment income (loss)                (2,367)             727         (12,949)             --          (14,589)

  Write-down and impairment of
      oil and gas properties                        --               --          (1,275)             --           (1,275)

  Minority interest                               (355)              --              --              --             (355)
                                              --------          -------        --------        --------         --------

Net income (loss)                             $ (2,722)         $   727        $(14,224)             --         $(16,219)
                                              ========          =======        ========        ========         ========

Capital expenditures                          $ 15,494          $ 2,083        $  9,079              --         $ 26,656
                                              ========          =======        ========        ========         ========

Total assets                                  $116,628          $77,531        $216,928        $(84,946)        $326,141
                                              ========          =======        ========        ========         ========


                                                                                                 INTER-
SIX MONTHS ENDED                                                                USA AND          SEGMENT
JUNE 30, 1998 (IN THOUSANDS)                 VENEZUELA         RUSSIA            OTHER         ELIMINATIONS    CONSOLIDATED
----------------------------                 ---------         ------            -----         ------------    ------------
Revenues:
  Oil sales                                   $ 48,156         $  3,971         $ 52,127
  Net gain on exchange rates                     1,247              224         $     28            1,499
  Investment earnings and other                    464               90            7,679         $   (393)           7,840
  Intersegment revenues                             --               --            4,805           (4,805)              --
                                              --------         --------         --------         --------         --------
      Total revenues                            49,867            4,285           12,512           (5,198)          61,466
                                              --------         --------         --------         --------         --------

Expenses:
  Lease operating costs and production
      taxes                                     21,629            3,080               33               --           24,742
  Depletion, depreciation and
      amortization                              19,322            1,376              247               --           20,945
  General and administrative                     4,227              900            6,325               --           11,452
  Interest                                       3,599              147           12,757             (393)          16,110
  Intersegment expenses                          4,805               --               --           (4,805)              --
                                              --------         --------         --------         --------         --------
    Total expenses                              53,582            5,503           19,362           (5,198)          73,249
                                              --------         --------         --------         --------         --------

Loss before income taxes                        (3,715)          (1,218)          (6,850)              --          (11,783)

 Income tax expense (benefit)                   (8,582)             149              469               --           (7,964)
                                              --------         --------         --------         --------         --------

  Operating segment income (loss)                4,867           (1,367)          (7,319)              --           (3,819)

  Write-down and impairment of oil and
      gas properties                           (55,900)         (10,100)          (5,467)              --          (71,467)

  Minority interest                              4,257               --               --               --            4,257
                                              --------         --------         --------         --------         --------

Net loss                                      $(46,776)        $(11,467)        $(12,786)              --         $(71,029)
                                              ========         ========         ========         ========         ========

Capital expenditures                          $ 53,991         $  8,495         $  7,725               --         $ 70,211
                                              ========         ========         ========         ========         ========

 Total assets                                 $230,155         $ 47,247         $278,452         $(58,207)        $497,647
                                              ========         ========         ========         ========         ========

NOTE 6 - RUSSIAN OPERATIONS

The European Bank for Reconstruction and Development and International Moscow Bank together have agreed to lend up to $65 million to GEOILBENT, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. GEOILBENT began borrowing under these facilities in October 1997 and has borrowed a total of $27.3 million through March 31, 1999. From April through July 1999, GEOILBENT borrowed an additional $4.9 million ($1.7 million to the Company). The proceeds from the loans are being used by GEOILBENT to develop the North Gubkinskoye Field in West Siberia, Russia. Because the Company accounts for its investment in GEOILBENT based on a fiscal year ending September 30, the borrowings from April through July 1999 will be reflected in the Company's consolidated financial statements in the quarters ending September 30 and December 31, 1999. At June 30, 1999 and December 31, 1998, the Company's share of borrowings under these agreements (as of March 31, 1999 and September 30, 1998 for GEOILBENT) was $9.3 million and $6.5 million, respectively. Additionally, during 1998 a subsidiary of the Company recorded an account receivable for pipe it purchased for $5.0 million and sold at cost to GEOILBENT for use in the development of the field. The portion of the receivable not eliminated in consolidation is included in accounts receivable, joint interest and other. During 1996 and 1997, the Company incurred $4.1 million in financing costs related to the establishment of the EBRD financing, which are recorded in other assets and are subject to amortization over the life of the facility. In 1998, under an agreement with EBRD, GEOILBENT's board ratified an agreement to reimburse the Company for $2.6 million of such costs. However, due to GEOILBENT's need for oil and gas investment and the declining prices for crude oil, in the second quarter of 1998 the Company agreed to defer payment of those reimbursements.

Excise, pipeline and other taxes (including a new oil export tariff introduced in 1999) continue to be levied on all oil producers and certain exporters. Although the Russian regulatory environment has become less volatile, the Company is unable to predict the impact of taxes, duties and other burdens for the future.

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of providing or arranging a $100 million credit facility for the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase. The Company has received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of June 30, 1999, the Company had loaned $13.2 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3%, and had earned the right to remove restrictions from shares representing an approximate 3.6% equity interest. In December 1998 and January 1999, the Company purchased shares representing an additional 15% equity interest not subject to any sale or transfer restrictions. The Company owned a total of 55% of voting shares of Arctic Gas as of June 30, 1999, of which 18.6% was not subject to any restrictions. Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company has accounted for its interest in Arctic Gas using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent in the making of new agreements between the Company and Arctic Gas, or to the changing of any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

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

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration, which has been subsequently acquired by Burlington Resources, Inc. ("Burlington"), and Norcen Energy Resources, LTD, which has been subsequently acquired by Union Pacific Resources Group Inc. ("UPR"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing an 839 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. At the time the block was tendered for international bidding, PDVSA estimated that this minimum exploration work program would cost $60 million and required that the Company and the other partners each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with Burlington and UPR each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, Burlington will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed, and the Company posted an $18 million standby letter of credit, collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see
Note 3). During the first quarter of 1999, drilling commenced on the Jarina-1 X, the first of the Block's exploration wells. The well, which had a planned total depth of 15,600 feet and was one of several structures identified from the new 3-D seismic data, penetrated a thick potential reservoir sequence, but encountered no commercial hydrocarbons. The Company and its partners continue to evaluate the remaining leads on the block, including their potential reserves and risk factors. As of June 30, 1999, the Company's share of expenditures related to the Block was $13.1 million, and the standby letter of credit had been reduced to $11.2 million. In July 1999, the standby letter of credit was further reduced to $7.7 million.

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

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company acquired a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell is the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4 million ($2 million to the Company). Pursuant to the farmout agreement the Company was required to pay 100% of the first $8 million of the costs for the phase one exploration period, after which any development costs were to be shared equally. During the first six months of 1999, the first exploratory well on the Qingshui Block was drilled to a total depth of 4,500 meters and two reservoirs, the Sha-2 and Sha-3, were tested. Although hydrocarbons were encountered during drilling of the Qing Deep 22, Benton and operator Shell have concluded that the well is non-commercial as a result of poor quality reservoir rocks. Benton continues to believe that the block has high potential due to the variety of geological play types and multiple leads and prospects. Because a commercial well did not result from phase one, the Company and Shell will share costs equally if the Company elects to continue to phase two. The Company and Shell will share costs equally for the third exploration phase, if any. As of June 30, 1999, the Company had incurred capital expenditures of $12.4 million related to the farmout agreement.

NOTE 9 - SANTA BARBARA OPERATIONS

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases from Molino Energy, which held 100% of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40% participation interest in the leases, the Company became the operator of the project and paid 100% of the first $3.7 million and 53% of the remainder of the costs of the first well drilled on the block. During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. The Company's share of the drilling and testing of the 2199 #7 well was $8.8 million. In November 1998, the Company entered into an agreement to acquire Molino Energy's interest in the leases in exchange for the release of its joint interest billing obligations of approximately $1.9 million. The agreement to acquire Molino Energy's interest will be finalized upon the completion of certain lot splits and the assignment of various permits and rights.

NOTE 10 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over approximately eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which has been extended to May 2000. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 and WS-10 wells did not result in the production of commercial amounts of hydrocarbons. The Company will continue to reprocess and remap seismic data and conduct geological studies on the remaining prospectivity of the block. As of June 30, 1999, the Company had incurred capital expenditures of $3.7 million related to the PSA.

NOTE 11 - SENEGAL OPERATIONS

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41-kilometer (approximately 25-mile) gas pipeline to Senegal's main electric generating facility near Dakar. As of June 30, 1999, the Company had incurred capital expenditures of $0.8 million related to the onshore block.

The Company also obtained exclusive rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea-Bissau border in the south. The Company has elected to not continue with the evaluation of the near-offshore acreage and, accordingly, has recognized a write-down at June 30, 1999 of the capitalized costs related to the acreage of $1.2 million.

NOTE 12 - RELATED PARTY TRANSACTIONS

Prior to November 30, 1998 and during 1997 and 1996, the Company made unsecured loans documented by a promissory note bearing interest at 6% to Mr. A. E. Benton, its Chief Executive Officer. At December 31,1997 and September 30, 1998, the balances owed to the Company were $2.0 million and $4.4 million, respectively. In the fourth quarter of 1998, the Company loaned Mr. Benton an additional $1.1 million to enable him to reduce and eliminate his outstanding margin accounts with third parties that were secured by shares of the Company's stock. The Company then obtained a security interest in those shares of stock, certain personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to the Company by Mr. Benton, which is documented by a promissory note that bears interest at 6% and is payable on November 30, 1999, exceeded the value of the collateral, primarily due to the decline in the price of the Company's stock. As a result, the Company recorded an allowance for doubtful accounts of $2.9 million. In August 1999, Mr. Benton filed for Chapter 11 bankruptcy in Santa Barbara County, California. Mr. Benton has not yet provided a reorganization plan for consideration by the bankruptcy court or creditors. The bankruptcy filing has changed the status of the collateral securing the loans, and the amount eventually realized by the Company will depend on the results of the bankruptcy proceedings. Accordingly, the Company recorded an additional $2.8 million allowance for doubtful accounts for the remaining principal and accrued interest owed to the Company at June 30, 1999. Measuring the amount of the allowance requires judgments and estimates, and the amount eventually realized may differ from the estimate.

Also during 1997 and 1996, the Company made loans to Mr. M.B. Wray, its Vice Chairman, and Mr. J.M. Whipkey, its Chief Financial Officer, each loan bearing interest at 6% and collateralized by a security interest in personal real estate. On May 11, 1999, Mr. Wray repaid the entire balance of principal and interest on his loan. At June 30, 1999, the balance owed to the Company by Mr. Whipkey was $0.5 million. At December 31, 1998, the balances owed to the Company by Mr. Wray and Mr. Whipkey were $0.6 million and $0.5 million, respectively.

In addition, receivables from other employees and directors of the Company totaled $0.5 million and $0.6 million at June 30, 1999 and December 31, 1998, respectively.

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

GENERAL

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING METHODS

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investment in GEOILBENT, its Russian joint venture, is accounted for using proportionate consolidation based on the Company's ownership interest. The Company's investment in Arctic Gas, a Russian open joint stock company, is accounted for using the equity method because of the significant influence the Company exercises over its operations and management. All intercompany profits, transactions and balances have been eliminated. The Company accounts for its investment in GEOILBENT and Arctic Gas based on a fiscal year ending September 30.

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

The following discussion of the Company's results of operations for the six months ended June 30, 1999 and 1998 and financial condition at June 30, 1999 and December 31, 1998 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I, Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The Company's results of operations for the six months ended June 30, 1999, reflected the results for Benton-Vinccler, C.A. in Venezuela, which accounted for more than 87% of the Company's production and oil sales revenue. As a result of lower production from the South Monagas Unit due to lower capital spending and continuing operational problems with certain high volume wells, oil sales in Venezuela were 24% lower in the first six months of 1999 compared to 1998 with a 25% decrease in oil sales quantities (from 6,836,759 Bbls of oil in 1998 to 5,100,748 Bbls of oil in 1999) offset partially by an increase in realized fees per barrel (from $7.04 in 1998 to $7.14 in 1999). Benton-Vinccler also experienced increased operating expenses on a per barrel basis primarily related to workovers and plant repairs and maintenance which, especially when combined with lower production, represented a significantly higher percentage of oil sales revenues during the period than in the prior period.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:

                                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------         ---------------------------
                                                              1999            1998                 1999           1998
                                                         ------------    ------------         ------------   ------------
  Lease Operating Costs and Production Taxes                  45.1%           48.7%               52.6%          47.5%
  Depletion, Depreciation and Amortization                    22.9            41.8                26.0           40.2
  General and Administrative                                  37.9            25.6                34.8           22.0
  Interest                                                    34.3            34.0                38.4           30.9

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

The Company had revenues of $25.8 million for the three months ended June 30, 1999. Expenses incurred during the period consisted of lease operating costs and production taxes of $10.1 million, depletion, depreciation and amortization expense of $5.1 million, impairment of oil and gas properties of $1.3 million, general and administrative expense of $8.5 million, interest expense of $7.7 million, income tax expense of $0.4 million and a minority interest of $0.2 million. Net loss was $7.6 million or $0.26 per share (diluted).

By comparison, the Company had revenues of $28.2 million for the three months ended June 30, 1998. Expenses incurred during the period consisted of lease operating costs and production taxes of $11.5 million, depletion, depreciation and amortization expense of $9.9 million, write-down and impairment of oil and gas properties of $54.0 million, general and administrative expense and of $6.0 million, interest expense of $8.0 million, income tax benefit of $7.3 million and a minority interest reduction of $3.9 million. Net loss for the period was $50.0 million or $1.69 per share (diluted).

Revenues decreased $2.4 million, or 9%, during the three months ended June 30, 1999 compared to the corresponding period of 1998 primarily due to decreased oil sales revenue in Venezuela as a result of lower sales quantities and decreased investment earnings which were partially offset by increased crude oil prices. Sales quantities for the three months ended June 30, 1999 from Venezuela and Russia were 2,441,663 Bbls and 382,165 Bbls, respectively, compared to 3,191,166 Bbls and 246,666 Bbls, respectively, for the three months ended June 30, 1998. Prices for crude oil averaged $8.34 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $5.41 per Bbl from Russia for the three months ended June 30, 1999 compared to $6.62 per Bbl from Venezuela and $10.10 per Bbl from Russia for the corresponding period of 1998. Investment earnings decreased $1.5 million, or 41%, during the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due to lower average cash and marketable securities balances. Revenues for the three months ended June 30, 1999 were increased by a foreign exchange gain of $1.1 million compared to a gain of $0.9 million during the corresponding period of 1998.

Lease operating costs and production taxes decreased $1.4 million, or 12%, during the three months ended June 30, 1999 compared to the three months ended June 30, 1998 primarily due to reduced oil production in Venezuela and reduced costs in Russia as a result of the devaluation of the ruble in 1998. Depletion, depreciation and amortization decreased $4.8 million, or 48%, during the three months ended June 30, 1999 compared to the corresponding period of 1998 primarily due to reduced oil sales and write-downs of oil and gas properties in Venezuela and Russia during 1998. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the three months ended June 30, 1999 was $1.57 and $2.15, respectively, compared to $2.72 and $3.68, respectively, during the corresponding period of the previous year. As a result of the effect of declines in world crude oil prices, at June 30, 1998 the Company recognized a write-down of oil and gas properties in the Venezuela and Russia cost centers of $38.4 million and $10.1 million, respectively, pursuant to the ceiling limitation prescribed by the full cost method of accounting. The Company also recognized write-downs of $5.5 million and $1.3 million at June 30, 1998 and 1999, respectively, of capitalized costs associated with certain exploration activities. General and administrative expenses increased $2.5 million, or 42%, during the three months ended June 30, 1999 compared to the corresponding period of 1998 primarily due to an allowance for doubtful accounts related to amounts owed to the Company by its Chief Executive Officer (see Note 12 of Notes to the Consolidated Financial Statements), the costs of advisory services provided by J.P. Morgan Securities, Inc. and costs incurred in the Company's Russia, Delta Centro and China operations offset by decreased Venezuelan municipal taxes (which are a function of oil revenues). Interest expense decreased $0.3 million, or 4%, during the three months ended June 30, 1999 compared to the three months ended June 30, 1998 primarily due to the capitalization of interest expense. The Company recognized a loss before income taxes and minority interest of $6.9 million during the three months ended June 30, 1999 as compared to a loss of $61.2 million in the corresponding period of 1998, which resulted in increased income tax expense of $7.7 million. The loss attributable to the minority interest decreased $46.6 million, or 86%, for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 because the losses attributable to the minority shareholders of Benton-Vinccler exceeded their interest in equity capital and have therefore been included in the consolidated net loss of the Company.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

The Company had revenues of $47.8 million for the six months ended June 30, 1999. Expenses incurred during the period consisted of lease operating costs and production taxes of $21.2 million, depletion, depreciation and amortization expense of $10.5 million, impairment of oil and gas properties of $1.3 million, general and administrative expense of $14.1 million, interest expense of $15.5 million, income tax expense of $1.1 million and a minority interest of $0.4 million. Net loss for the period was $16.2 million or $0.55 per share (diluted).

By comparison, the Company had revenues of $61.5 million for the six months ended June 30, 1998. Expenses incurred during the period consisted of lease operating costs and production taxes of $24.7 million, depletion, depreciation and amortization expense of $20.9 million, write-down and impairment of oil and gas properties of $71.5 million, general and administrative expense of $11.5 million, interest expense of $16.1 million, income tax benefit of $8.0 million, and minority interest reduction of $4.3 million. Net loss was $71.0 million or $2.41 per share (diluted).

Revenues decreased $13.7 million, or 22%, during the six months ended June 30, 1999 compared to the corresponding period of 1998 primarily due to decreased oil sales in Venezuela as a result of lower oil sales quantities which were partially offset by increased crude oil prices. Sales quantities for the six months ended June 30, 1999 from Venezuela and Russia were 5,100,748 and 715,267 Bbl, respectively, compared to 6,836,759 and 374,068 Bbl, respectively, for the six months ended June 30, 1998. Prices for crude oil averaged $7.14 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $5.52 per Bbl from Russia for the six months ended June 30, 1999 compared to $7.04 per Bbl from Venezuela and $10.62 per Bbl from Russia for the corresponding period of 1998. Investment earnings decreased $3.0 million, or 38%, during the six months ended June 30, 1999 compared to the six months ended June 30, 1998 due to lower average cash and marketable securities balances. Revenues for the six months ended June 30, 1999 were increased by a foreign exchange gain of $2.6 million compared to a gain of $1.5 million during the corresponding period of 1998.

Lease operating costs and production taxes decreased $3.5 million, or 14%, during the six months ended June 30, 1999 compared to the six months ended June 30, 1998 primarily due to reduced oil production in Venezuela and reduced costs in Russia as a result of the devaluation of the ruble in 1998. Depletion, depreciation and amortization decreased $10.4 million, or 50%, during the six months ended June 30, 1999 compared to the corresponding period of 1998 primarily due to reduced oil sales in Venezuela and write-downs of oil and gas properties in Venezuela and Russia during the six months ended June 30, 1998. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the six months ended June 30, 1999 was $1.58 and $2.12, respectively, compared to $2.78, and $3.68 from Venezuela and Russia, respectively, during the corresponding period of the previous year. As a result of the effect of declines in world crude oil prices, at June 30, 1998, the Company recognized write-downs of oil and gas properties in the Venezuela and Russia cost centers of $55.9 million and $10.1 million, respectively, pursuant to the ceiling limitation prescribed by the full cost method of accounting. The Company also recognized write-downs of $5.5 million and $1.3 million at June 30, 1998 and 1999, respectively, of capitalized costs associated with certain exploration activities. General and administrative expenses increased $2.6 million, or 23%, during the six months ended June 30, 1999 compared to the corresponding period of 1998 primarily due to an allowance for doubtful accounts related to amounts owed to the Company by its Chief Executive Officer (see Note 12 of Notes to the Consolidated Financial Statements), the costs of advisory services provided by J.P. Morgan Securities, Inc. and costs incurred in the Company's Russia, Delta Centro and China operations offset by decreased Venezuelan municipal taxes (which are a function of oil revenues). Interest expense decreased $0.6 million, or 4%, during the six months ended June 30, 1999 compared to the six months ended June 30, 1998 primarily due to the capitalization of interest. The Company recognized a loss before income taxes and minority interest of $14.8 million during the six months ended June 30, 1999 as compared to a loss of $83.3 million in the corresponding period of 1998 which resulted in increased income tax expense of $9.1 million. The loss attributable to the minority interest decreased $59.4 million, or 79%, for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 because the losses attributable to the minority shareholders of Benton-Vinccler exceeded their interest in equity capital and have therefore been included in the consolidated net loss of the Company.

DOMESTIC OPERATIONS

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases from Molino Energy Company, LLC ("Molino Energy"), which held 100% of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40% participation interest in the leases, the Company became the operator of the project and paid 100% of the first $3.7 million and 53% of the remainder of the costs of the first well drilled on the block. During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. The Company's share of the drilling and testing of the 2199 #7 well was $8.8 million. In November 1998, the Company entered into an agreement to acquire Molino Energy's interest in the leases in exchange for the release of its joint interest billing obligations of approximately $1.9 million. The agreement to acquire Molino Energy's interest will be finalized upon the completion of certain lot splits and the assignment of various permits and rights.

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

A 3-D seismic survey has been conducted over the southwestern portion of the Delta Centro Block in Venezuela at a total cost to the Company of $6.9 million. During the first six months of 1999, drilling commenced on the Jarina-1 X, the first of the block's exploration wells. The well, which had a planned total depth of 15,600 feet and was one of several structures identified from the new 3-D seismic data, penetrated a thick potential reservoir sequence, but encountered no hydrocarbons. The Company and its partners continue to evaluate the remaining leads on the block, including their potential reserves and risk factors. The Company's operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.66% and income taxes of 67.7%. As of June 30, 1999, the Company had incurred capital expenditures of $13.1 million related to the block.

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

In December 1996, the Company acquired Benton Offshore China Company, a privately held company headquartered in Denver, Colorado. Benton Offshore China Company's principal asset is a petroleum contract with CNOOC for an area known as Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another 1.0 million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco Inc. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. Benton Offshore China Company has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. The Company has recorded no proved reserves attributable to this petroleum contract.

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's National Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which has been extended to May 2000. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years. As of June 30, 1999, the Company had incurred capital expenditures of $3.7 million related to PSA.

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company acquired a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell is the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4 million ($2 million to the Company). Pursuant to the farmout agreement the Company was required to pay 100% of the first $8 million of the costs for the phase one exploration period, after which any development costs were to be shared equally. During the first six months of 1999, the first exploratory well on the Qingshui Block was drilled to a total depth of 4,500 meters and two reservoirs, the Sha-2 and Sha-3, were tested. Although hydrocarbons were encountered during drilling of the Qing Deep 22, Benton and operator Shell have concluded that the well is non-commercial as a result of poor quality reservoir rocks. Benton continues to believe that the block has high potential due to the variety of geological play types and multiple leads and prospects. Because a commercial well did not result from phase one, the Company and Shell will share costs equally if the Company elects to continue to phase two. The Company and Shell will share costs equally for the third exploration phase, if any. As of June 30, 1999, the Company had incurred capital expenditures of $12.4 million related to the farmout agreement.

In December 1997, the Company signed a memorandum of understanding with Petrosen to receive a minimum 45% working interest in and to operate the approximately
1.0 million acre onshore Thies Block in western Senegal. The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41-kilometer (approximately 25-mile) gas pipeline to Senegal's main electric generating facility near Dakar. As of June 30, 1999, the Company had incurred capital expenditures of $0.8 million related to the onshore block. The Company also obtained exclusive rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea-Bissau border in the south. The Company has elected to not continue with the evaluation of the near-offshore acreage and, accordingly, has recognized a write-down at June 30, 1999 of the capitalized costs related to the acreage of $1.2 million.

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of providing or arranging a $100 million credit facility for the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase. The Company has received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of June 30, 1999, the Company had loaned $13.2 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3%, and had earned the right to remove restrictions from shares representing an approximate 3.6% equity interest. In December 1998 and January 1999, the Company purchased shares representing an additional 15% equity interest not subject to any sale or transfer restrictions. The Company owned a total of 55% of the voting shares of Arctic Gas as of June 30, 1999, of which 18.6% was not subject to any restrictions. Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company has accounted for its interest in Arctic Gas using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between the Company and Arctic Gas, or to change any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

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

During the six months ended June 30, 1999, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian ruble during periods when the Company's Venezuela-related subsidiaries and GEOILBENT had substantial net monetary liabilities denominated in bolivares and rubles. The Company's net foreign exchange gains attributable to its Venezuelan and Russian operations during the six months ended June 30, 1999, were $0.9 million and $1.6 million, respectively. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

The Company's operations are affected by political developments, laws and regulations in the areas in which it operates. In particular, oil and gas production operations and economics are affected by price controls, tax and other laws relating to the petroleum industry, by changes in such laws and by changing administrative regulations and the interpretations and application of such rules and regulations. In addition, various federal, state, local and international laws and regulations covering the discharge of materials into the environment, the disposal of oil and gas wastes, or otherwise relating to the protection of the environment, may affect the Company's operations and results.

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

The net funds raised and/or used in each of the operating, investing and financing activities for the six months ended June 30 are summarized in the following table and discussed in further detail below (in thousands):

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                      1999                   1998
                                                                                    -------                 -------
             Net cash provided by (used in) operating activities                    $(1,595)                $13,027
             Net cash provided by (used in) investing activities                        335                  (6,754)
             Net cash provided by financing activities                                1,719                   4,437
                                                                                    -------                 -------
             Net increase in cash                                                   $   459                 $10,710
                                                                                    =======                 =======

At June 30, 1999, the Company had current assets of $57.2 million and current liabilities of $36.1 million resulting in working capital of $21.1 million and a current ratio of 1.6:1. This compares to the Company's working capital of $55.9 million and a current ratio of 2.5:1 at December 31, 1998. The decrease of $34.8 million was due primarily to expenditures related to exploration and development in Venezuela, Russia and China and lower oil sales as a result of declines in world crude oil prices and oil sales quantities.

CASH FLOW FROM OPERATING ACTIVITIES. During the six months ended June 30, 1999, net cash used in operating activities was approximately $1.6 million, and for the six months ended June 30, 1998, net cash provided by operating activities was approximately $13.0 million. Cash flow from operating activities decreased by $14.6 million during the six months ended June 30, 1999 compared to the corresponding period of the prior year due primarily to reduced collections of accrued oil revenues as a result of lower crude oil prices.

CASH FLOW FROM INVESTING ACTIVITIES. During the six months ended June 30, 1999 and 1998, the Company had drilling and production related capital expenditures of approximately $26.7 million and $70.2 million, respectively. Of the 1999 expenditures, $10.4 million was attributable to the development of the South Monagas Unit in Venezuela, $1.4 million related to the development of the North Gubkinskoye Field in Russia, $5.1 million related to a 3-D seismic survey and exploratory well costs in the Delta Centro Block in Venezuela, $8.2 million related to the development of the Qingshui Block in China, $0.7 million related to the Samburg Block in Russia (in addition to $13.2 million loaned to Arctic
Gas) and $0.9 million was attributable to other projects. The capital expenditures during the six months ended June 30, 1999 and 1998 were substantially offset by net redemptions of marketable securities of $35.3 million and $65.9 million, respectively.

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

The Company expects 1999 capital expenditures of $40-50 million, including $7-8 million in expenditures by GEOILBENT in Russia, net to the Company's interest (which are expected to be funded from borrowings under the EBRD Credit Facility, cash flow from operations or other financings). Additionally, the Company anticipates providing or arranging loans of up to $100 million over the next two years to Arctic Gas pursuant to an equity acquisition agreement signed in April 1998. The Company is currently evaluating funding alternatives for the loans to Arctic Gas. The Company's indentures contain provisions that restrict the manner in which the Company can invest in certain of its current operations including GEOILBENT.

The Company continually assesses its 1999 capital expenditure program in view of its financial resources and of industry and commodity price changes. Its total 1999 capital expenditure requirements include approximately $10-15 million at South Monagas Unit, $16-18 million for well commitments in China and at Delta Centro, and $9-10 million for Arctic Gas. The Company anticipates that Geoilbent will continue to fund itself through its own cash flows and credit facilities. The Company's remaining capital commitments worldwide are relatively minimal and for the most part are substantially at the Company's discretion. The timing and size of the 1999 investments for Arctic Gas are also substantially under the Company's discretion. The Company believes it has or can obtain sufficient funding for certain of its expected capital requirements from working capital and cash flow from operations.

The Company's future financial condition and results of operations will largely depend upon prices received for its oil production and the costs of acquiring, finding, developing and producing reserves. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Company's control.

If oil prices continue at or near current levels, and if oil production continues at expected levels, the Company believes that its current cash and cash provided by operating activities will be sufficient to meet the Company's liquidity needs for routine operations and to service its outstanding debt (including $15.5 million in interest payments) through 1999. If oil prices and production volumes later in 1999 and early in 2000 result in cash flows that are less than currently planned, then the Company may have to reduce further its planned capital and operating expenditures in 2000, which could have negative effects on future oil production rates. The Company continues to evaluate and review strategic alternatives and has engaged J.P. Morgan Securities, Inc. to advise the Company related to these alternatives. In the event that future cash requirements are greater than the Company's financial resources, the Company intends to pursue strategic joint ventures or alliances with other industry partners, sell property interests, merge or combine with another entity, or issue debt or equity securities. There can be no assurance that any such transaction would be available on terms acceptable to the Company.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At June 30, 1999, the Company was in compliance with all covenants of the indentures.

The EBRD and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements. GEOILBENT began borrowing under these facilities in October 1997 and, to date, has borrowed $32.2 million. The proceeds from the loans are being used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Additional borrowings will be based on achieving certain reserve and production milestones.

YEAR 2000 COMPLIANCE

The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company began a process of assessing its information technology systems in November 1997 and has to date not uncovered any significant Year 2000 deficiencies. Substantially all of the software utilized by the Company is purchased or licensed from external providers. The accounting software used at the Company's home office was upgraded in 1998 with a Year 2000 compliance modification provided by the software provider at minimal cost. The Company's Venezuelan and Russian subsidiaries have been installing new accounting software as a part of a process improvement initiative begun in 1997. The software programs selected for installation at each location are Year 2000 compliant. The Company's Venezuelan subsidiary has completed the accounting software installation, and the Russian subsidiaries are in the process of installing and testing their accounting software programs with completion anticipated in the third quarter of 1999. All other "mission critical" office business systems are Year 2000 compliant. A review of the Company's non-financial software and imbedded chip technology to assess the impact of the Year 2000 on systems such as plant flow control devices, product measurement and delivery devices and fire or other disaster-related safety systems has been underway since mid-1998. To date, only minor Year 2000 modifications have been required on these devices and the costs associated with modifications have not exceeded $100,000. The Company does not anticipate that the cost of converting any non-compliant systems will be material to its financial condition.

The Company is in the process of preparing contingency and recovery plans related to "mission critical" systems. The contingency plans may include changing suppliers and customers to those who have demonstrated Year 2000 readiness. However, there can be no assurance that the Company will be successful in finding such alternative suppliers and customers. The oil produced in Venezuela by the Company, which is delivered to PDVSA under the terms of an operating service agreement lasting until 2012, represented approximately 91% of the Company's oil sales during 1998 and 90% for the six months ended June 30, 1999. In the event that PDVSA is unable to accept deliveries of, or make payment for, the oil produced by the Company due to a Year 2000 failure, the Company's operations and financial position could be materially and adversely affected.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from adverse changes in oil and gas prices, interest rates and foreign exchange, as discussed below.

OIL AND GAS PRICES

As an independent oil and gas producer, the Company's revenue and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and condensate. The Company currently neither produces nor records reserves related to natural gas. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond the control of the Company. Historically, prices received for oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Average realizations per barrel have declined from $10.07 in 1997 to $6.94 in 1999. From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations, but the Company has utilized no such transactions since 1996, and does not expect to utilize such transactions in the near future. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil and gas revenues when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. The Company did not enter into any commodity hedging agreements during 1997, 1998 and 1999.

INTEREST RATES

Total long term debt of $290.4 million at June 30, 1999, included $230 million of fixed-rate senior unsecured notes maturing in 2003 ($125 million) and 2007 ($105 million). Another $51.0 million of debt is attributable to floating-rate back-to-back loan facilities wherein Benton-Vinccler and GEOILBENT pay floating-rate interest to a bank, which then pays to the Company interest on cash collateral deposited by the Company to support the loans, such interest to the Company being equal to the floating rate payment less 0.375% for Benton-Vinccler and less 0.25% for GEOILBENT, thereby mitigating the floating-rate interest rate risk of such debt. The balance of $9.4 million (3% of total long term debt), consisting primarily of the Company's share of debt owed by Geoilbent, is subject to the market volatility of floating rates. A hypothetical 10% adverse change in the floating rate would not have had a material affect on the Company's results of operations for the six months ended June 30, 1999.

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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the Annual Meeting of the Stockholders of the Company held on June 30, 1999, the following items were voted upon by the Stockholders:

1.       Election of Directors:

                                                                          VOTES AGAINST/            ABSTENTIONS/
                                                VOTES IN FAVOR               WITHHELD             BROKER NON-VOTES
                                                --------------               --------             ----------------
                  Alex E. Benton                  24,573,972                1,684,739                    0
                  Michael B. Wray                 24,710,677                1,548,034                    0
                  Bruce M. McIntyre               24,626,916                1,631,795                    0
                  Richard W. Fetzner              24,701,313                1,557,398                    0
                  Garrett A. Garrettson           24,618,168                1,640,543                    0

2. To approve and ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 1999:

                                                                          VOTES AGAINST/            ABSTENTIONS/
                                                VOTES IN FAVOR               WITHHELD             BROKER NON-VOTES
                                                --------------               --------             ----------------
                                                  25,104,543                 107,725                 1,046,443

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



                                      BENTON OIL AND GAS COMPANY


Dated:   August 13, 1999              By: /s/ A.E.BENTON
                                          --------------------------------------
                                          A.E. Benton
                                          President and Chief Executive Officer



Dated:   August 13, 1999              By: /s/ JAMES M.WHIPKEY
                                          --------------------------------------
                                          James M. Whipkey
                                          Senior Vice President and Chief
                                          Financial Officer