Form 10-Q
period 1999-09-30
BENTON OIL & GAS CO
filed 1999-11-15
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

                   Quarterly Report Under Section 13 or 15(d)
[X]                  of the Securities Exchange Act of 1934
              For the Quarterly Period Ended September 30, 1999 or

                Transition Report Pursuant to Section 13 or 15(d)
[ ]                   of the Securities Act of 1934 for the
                         Transition Period from to _____

                           COMMISSION FILE NO. 1-10762

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

                              -------------------


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

                               -------------------

                 At November 12, 1999, 29,576,966 shares of the
                   Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES


                                                                                                        Page
                                                                                                        ----
PART I.   FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS
                       Consolidated Balance Sheets at September 30, 1999
                        and December 31, 1998 (Unaudited)..................................................3
                       Consolidated Statements of Operations for the Three and Nine
                        Months Ended September 30, 1999 and 1998 (Unaudited)...............................4
                       Consolidated Statements of Cash Flows for the Nine
                        Months Ended September 30, 1999 and 1998 (Unaudited)...............................5
                       Notes to Consolidated Financial Statements..........................................7

             Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS................................................17

             Item 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................25


PART II.  OTHER INFORMATION

             Item 1.   LEGAL PROCEEDINGS..................................................................26

             Item 2.   CHANGES IN SECURITIES..............................................................26

             Item 3.   DEFAULTS UPON SENIOR SECURITIES....................................................26

             Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................26

             Item 5.   OTHER INFORMATION..................................................................26

             Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................................26

Signatures................................................................................................27

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)


                                                                                 SEPTEMBER 30,               DECEMBER 31,
                                                                                     1999                        1998
                                                                               ---------------               ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 23,380                   $  18,147
    Restricted cash                                                                     12                          12
    Marketable securities                                                           16,334                      41,173
    Accounts and notes receivable:
       Accrued oil and gas revenue                                                  24,881                      17,307
       Joint interest and other, net                                                 8,733                      12,482
    Prepaid expenses and other                                                       3,009                       3,688
                                                                                  ---------                  ----------
                    TOTAL CURRENT ASSETS                                            76,349                      92,809

RESTRICTED CASH                                                                     47,311                      65,670
OTHER ASSETS                                                                        10,689                      11,725
DEFERRED INCOME TAXES                                                                3,231                       2,976
INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANY                                    20,943                      11,975
PROPERTY AND EQUIPMENT:
    Oil and gas properties (full cost method - costs of $31,578 and
         $35,228 excluded from amortization in 1999 and 1998, respectively)        500,557                     483,494
    Furniture and fixtures                                                           9,629                       9,608
                                                                                  ---------                  ----------
                                                                                   510,186                     493,102
    Accumulated depletion, impairment and depreciation                            (368,462)                   (339,636)
                                                                                  ---------                  ----------
                                                                                   141,724                     153,466
                                                                                  ---------                  ----------
                                                                                  $300,247                    $338,621
                                                                                  =========                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable, trade and other                                             $  5,036                   $  10,014
    Accrued interest payable                                                        10,393                       5,527
    Accrued  expenses                                                               20,463                      19,342
    Income taxes payable                                                             2,834                       1,847
    Current portion of long term debt                                                   65                         215
                                                                                  ---------                  ----------
                    TOTAL CURRENT LIABILITIES                                       38,791                      36,945

LONG TERM DEBT                                                                     275,713                     288,212
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                                                    1,007                         475
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.01 a share; authorized 5,000 shares;
       outstanding, none                                                                 -                           -
    Common stock, par value $0.01 a share; authorized 80,000 shares;
       issued 29,627 shares at September 30, 1999 and
       December 31, 1998                                                               296                         296
    Additional paid-in capital                                                     147,056                     147,054
    Retained deficit                                                              (161,917)                   (131,569)
    Treasury stock, at cost, 50 shares                                                (699)                       (699)
    Employee note receivable, net                                                        -                      (2,093)
                                                                                  ---------                  ----------
                    TOTAL STOCKHOLDERS' EQUITY                                     (15,264)                     12,989
                                                                                  ---------                  ----------
                                                                                  $300,247                    $338,621
                                                                                  =========                  ==========

See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                              ------------------------------      ------------------------------
                                                                  1999             1998               1999             1998
                                                              -------------     ------------       ------------     ------------
  REVENUES
     Oil sales                                                 $   26,922        $  20,030          $  67,312        $  72,157
     Gain (loss) on exchange rates                                   (120)             526              2,435            2,025
     Investment earnings and other                                  2,325            3,323              7,172           11,163
                                                               -----------       ----------         ----------       ----------
                                                                   29,127           23,879             76,919           85,345
                                                               -----------       ----------         ----------       ----------

  EXPENSES
     Lease operating costs and production taxes                    11,367           10,610             32,607           35,352

     Depletion, depreciation and amortization                       4,514            7,719             15,009           28,664


     Write-down and impairment of oil and gas properties           13,047                -             14,322           71,467
     General and administrative                                     5,392            5,244             19,457           16,696
     Interest                                                       7,313            8,244             22,841           24,354
                                                               -----------       ----------         ----------       ----------
                                                                   41,633           31,817            104,236          176,533
                                                               -----------       ----------         ----------       ----------
LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                          (12,506)          (7,938)           (27,317)         (91,188)

  INCOME TAX EXPENSE (BENEFIT)                                      1,446              197              2,499           (7,767)
                                                               ----------        ----------         ----------       ----------
  LOSS BEFORE MINORITY INTEREST                                   (13,952)          (8,135)           (29,816)         (83,421)
  MINORITY INTEREST                                                   177             (296)               532           (4,553)
                                                               ----------        ----------         ----------       ----------
  NET LOSS                                                     $  (14,129)        $ (7,839)         $ (30,348)       $ (78,868)

  NET LOSS PER COMMON SHARE:
     Basic                                                     $   (0.48)        $   (0.27)         $   (1.03)       $   (2.67)
                                                               ==========        ==========         ==========       ==========
     Diluted                                                   $   (0.48)        $   (0.27)             (1.03)           (2.67)
                                                               ==========        ==========         ==========       ==========

   See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In thousands, unaudited)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------------------
                                                                                           1999                      1998
                                                                                     ------------------       ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                            $   (30,348)            $  (78,868)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depletion, depreciation and amortization                                            15,009                 28,664
       Write-down of oil and gas properties                                                14,322                 71,467
       Amortization of financing costs                                                      1,179                    964
       Loss on disposition of assets                                                           39                     72
       Allowance for employee notes and accounts receivable                                 2,868                      -
       Minority interest in undistributed earnings of subsidiary                              532                 (4,551)
       Deferred income taxes                                                                 (255)               (12,342)
       Changes in operating assets and liabilities:
          Accounts receivable                                                              (4,600)                14,602
          Prepaid expenses and other                                                          679                    622
          Accounts payable                                                                 (4,978)               (12,047)
          Accrued interest payable                                                          4,866                  6,229
          Accrued expenses                                                                  1,121                  2,456
          Income taxes payable                                                                987                    585
                                                                                      ------------            -------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,421                 17,853
                                                                                      ------------            -------------


  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                           15,000                         -
  Additions of property and equipment                                                   (32,572)                  (97,410)
  Investment in and advances to affiliated company                                       (8,968)                   (5,156)
  Increase in restricted cash                                                              (213)                     (194)
  Decrease in restricted cash                                                            18,572                         -
  Purchase of marketable securities                                                     (26,766)                  (49,389)
  Maturities of marketable securities                                                    51,605                    134,662
                                                                                      ----------              -------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          16,658                    (17,487)
                                                                                      ----------              -------------


  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options and warrants                                     2                      795
  Proceeds from issuance of short term borrowings and notes payable                        3,412                    6,810
  Payments on short term borrowings and notes payable                                    (16,061)                     (89)
  Increase in other assets                                                                  (199)                  (2,584)
                                                                                      -----------             ------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (12,846)                   4,932
                                                                                      -----------             ------------
            NET INCREASE IN CASH AND CASH EQUIVALENTS                                      5,233                    5,298

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        18,147                   11,940
                                                                                      -----------             ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   23,380              $    17,238
                                                                                      ===========             ============


  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest expense                                    $   18,267              $    16,858
                                                                                      ===========             ============
  Cash paid during the period for income taxes                                        $      899              $     3,634
                                                                                      ===========             ============

                                   (continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30 1999, the Company recorded an allowance for doubtful accounts related to amounts owed to the Company by its former Chief Executive Officer (see Note 12). The portion of the allowance related to amounts secured by the Company's stock and stock options was $2,093,000.

During 1996 and 1997, the Company incurred $4.1 million in financing costs related to the establishment of the EBRD financing (see Note 6). In 1998, under an agreement with EBRD, GEOILBENT's board ratified an agreement to reimburse the Company for $2.6 million of such costs, and accordingly, during the nine months ended September 30, 1998, the Company recorded these costs as an account receivable from GEOILBENT.




See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)


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

As a result of the decline in oil prices, the Company instituted in 1998, and continued in 1999, a capital expenditure program to reduce expenditures to those that the Company believed were necessary to maintain current producing properties. In the second half of 1999, oil prices recovered substantially, and the Company concluded a project to assess its strategic alternatives (see Capital Resources and Liquidity in Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations). On November 10, 1999, the Company announced that it has entered into a letter of intent with Schlumberger Oilfield Services ("Schlumberger") to form a long term incentive-based alliance as part of its plans to resume development of the South Monagas Field in Venezuela (see Note 7).

The Company's future financial condition and results of operations will largely depend upon prices received for its oil production and the costs of acquiring, finding, developing and producing reserves. Prices for oil are subject to fluctuation in response to change in supply, market uncertainty and a variety of factors beyond the Company's control.

The Company believes its current cash and cash to be provided by operating activities will be sufficient to meet the Company's liquidity needs for routine operations and to service its outstanding debt through November 2000. However, if the Company's future cash requirements are greater than its financial resources, the Company intends to pursue one or more of the following alternatives: reduce its capital, operating and administrative expenditures, form strategic joint ventures or alliances with other industry partners, sell property interests, merge or combine with another entity, or issue debt or equity securities. However, there can be no assurance that any of the alternatives will be available on terms acceptable to the Company.

INTERIM REPORTING

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three and nine month periods ended September 30, 1999 and 1998. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

ACCOUNTS AND NOTES RECEIVABLE

The Company's allowance for doubtful accounts related to employee notes and accounts receivable and other accounts receivable was $6.1 million at September 30, 1999 and $3.2 million at December 31, 1998 (see Note 12).

MINORITY INTERESTS

The Company records a minority interest attributable to the minority shareholders of its subsidiaries. The minority interests in net income and losses are generally subtracted or added to arrive at consolidated net income. However, as of September 30, 1999, losses attributable to the minority shareholder of Benton-Vinccler, a subsidiary owned 80% by the Company, exceeded its interest in equity capital creating an equity deficit. Accordingly, all of Benton-Vinccler's net income for the nine month period ended September 30, 1999 attributable to the minority shareholder ($0.2 million) has been included in the consolidated net loss of the Company. Income attributable to the minority shareholder will be included in the consolidated results of the Company until the minority shareholder's equity deficit is eliminated.

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, consisted of $16.3 million and $41.2 million in commercial paper at September 30, 1999 and December 31, 1998, respectively.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. However, the Company did not have any items of other comprehensive income during the three and nine month periods ended September 30, 1999 or 1998 and, in accordance with SFAS 130, has not provided a separate statement of comprehensive income.

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

                                                                                                               AMOUNT PER
                                                                          LOSS               SHARES               SHARE
                                                                     -------------        ------------         ------------
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
         ---------------------------------------------
         BASIC EPS
         Loss attributable to common stockholders                       $(14,129)            29,577               $(0.48)
                                                                        =========           ========             ========

         DILUTED EPS
         Loss attributable to common stockholders                       $(14,129)            29,577               $(0.48)
                                                                        =========           ========             ========

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
         ---------------------------------------------
         BASIC EPS
         Loss attributable to common stockholders                        $(7,839)            29,577               $(0.27)
                                                                        =========           ========             ========

         DILUTED EPS
         Loss attributable to common stockholders                        $(7,839)            29,577               $(0.27)
                                                                        =========           ========             ========

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         --------------------------------------------
         BASIC EPS
         Loss attributable to common stockholders                       $(30,348)             29,577              $(1.03)
                                                                        =========             =======             =======

         DILUTED EPS
         Loss attributable to common stockholders                       $(30,348)             29,577              $(1.03)
                                                                        =========             =======             =======

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
         --------------------------------------------
         BASIC EPS
         Loss attributable to common stockholders                       $(78,868)             29,546              $(2.67)
                                                                        =========             =======             =======

         DILUTED EPS
         Loss attributable to common stockholders                       $(78,868)             29,546              $(2.67)
                                                                        =========             =======             =======


An aggregate 6.0 million and 5.0 million options and warrants were excluded from the earnings per share calculations because they were anti-dilutive for the three months ended September 30, 1999 and 1998, respectively. An aggregate 5.0 million and 4.9 million options and warrants, were excluded from the earnings per share calculations because they were anti-dilutive for the nine months ended September 30, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $1.7 million and $1.8 million for the nine months ended September 30, 1999 and 1998, respectively, and capitalized interest of $1.7 million for the nine months ended September 30, 1999. Only overhead which is directly identified with acquisition, exploration or development activities is capitalized. Interest is capitalized on significant investments in unproved properties that are excluded from depletion, depreciation and amortization and on which exploration activities are in progress. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs of oil and gas properties are accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). Pursuant to the ceiling limitation as a result of declines in world crude oil prices, the Company recognized write downs in the Venezuela and Russian cost centers for the nine months ended September 30, 1998 of $55.9 million and $10.1 million, respectively. Additionally, the Company recognized write-downs of $5.5 million and $14.3 million during the nine months ended September 30, 1998 and 1999, respectively of capitalized costs associated with certain exploration activities.

All capitalized costs of oil and gas properties (excluding unevaluated property acquisition and exploration costs) and the estimated future costs of developing proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves. Excluded costs attributable to the Russia, China and other cost centers at September 30, 1999 were $5.4 million, $16.1 million, and $10.1 million, respectively. Excluded costs attributable to the Russia, China and other cost centers at December 31, 1998 were $4.3 million, $20.5 million and $10.4 million, respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the nine months ended September 30, 1999 was $11.5 million and $2.3 million ($1.55 and $2.11 per equivalent barrel), respectively. Depletion expense attributable to the Venezuela and Russia cost centers for the nine months ended September 30,1998 was $25.5 million and $2.2 million ($2.69 and $3.51 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method, with depreciation rates based upon the estimated useful life applied to the cost of each class of property. Depreciation expense was $1.2 million and $0.9 million for the nine months ended September 30, 1999 and 1998, respectively.

RECLASSIFICATIONS

Certain items in 1998 have been reclassified to conform to the 1999 financial statement presentation.

NOTE 2 - LONG TERM DEBT

Long term debt consists of the following (in thousands):

                                                                                        SEPTEMBER 30,    DECEMBER 31, 1998
                                                                                             1999
                                                                                        -------------    -----------------
       Senior unsecured notes with interest at 9.375%.
           See description below.                                                        $ 105,000         $ 105,000
       Senior unsecured notes with interest at 11.625%.
           See description below.                                                          125,000           125,000
       Benton-Vinccler credit facility with interest at
           LIBOR plus 6.125%. Collateralized by a time deposit of the Company earning approximately LIBOR plus 5.75%.
           See description below.                                                           34,937            50,000
       Reserve-based loans with average interest
           Rate of LIBOR plus 5.25%.  See description below.                                 9,802             6,453
       GEOILBENT credit facility collateralized by a time deposit of the
           Company earning approximately 5.7%.  See description below.                         974             1,624
       Other                                                                                    65               350
                                                                                         ---------         ---------
                                                                                           275,778           288,427
       Less current portion                                                                     65               215
                                                                                         ---------         ---------
                                                                                          $275,713         $ 288,212
                                                                                         =========         =========


In November 1997, the Company issued $115 million in 9.375% senior unsecured> notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investments and capital expenditures, dividends, mergers and sales of assets. At September 30, 1999, the Company was in compliance with all covenants of the indentures.

In August 1996, Benton-Vinccler entered into a $50 million, long term credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility and to repay certain advances received from the Company. In August 1999, Benton Vinccler repaid $15.1 million of the long term credit facility with proceeds from the sale of certain equipment located in the South Monagas Unit. The credit facility is collateralized in full by a time deposit of the Company, bears interest at LIBOR plus 6.125% and matures in August 2001. The Company receives interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.

As of September 30, 1999, GEOILBENT (owned 34% by the Company) has borrowed $28.8 million under parallel reserve-based loan agreements with the European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB"). EBRD and IMB have agreed to lend up to a total of $65 million to GEOILBENT based on achieving certain reserve and production milestones. Under these loan agreements, the Company and other shareholders of GEOILBENT have significant management and business support obligations. Each shareholder is jointly and severally liable to EBRD and IMB for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by any shareholder of its support obligations. The loans bear an average interest rate of LIBOR plus 5.25% payable on January 27 and July 27 each year. Principal payments will be due in varying installments on the semiannual interest payment dates beginning July 27, 2000 and ending by July 27, 2004. The loan agreements require that GEOILBENT meet certain financial ratios and covenants, including a minimum current ratio, and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. The Company's share of the amounts borrowed under the loan agreements was $9.8 million and $6.5 million at September 30, 1999 and December 31, 1998, respectively.

In October 1995, GEOILBENT entered into an agreement with Morgan Guaranty for a credit facility under which the Company provides cash collateral for the loans to GEOILBENT. The credit facility is renewable annually. Loans outstanding under the credit facility bear interest at either LIBOR plus 0.75%, subject to certain adjustments, or the Morgan Guaranty prime rate plus 2%, whichever is selected at the time a loan is made. In conjunction with GEOILBENT's reserve-based loan agreements with the EBRD and IMB, repayment of the credit facility is subordinated to payments due to the EBRD and IMB and, accordingly, the credit facility is classified as long term. However, during the nine months ended September 30, 1999, EBRD and IMB consented to the repayment of $2.0 million ($0.7 million to the Company) in exchange for the Company's capital contribution to GEOILBENT of $2.0 million. The credit facility contains no restrictive covenants and no financial ratio covenants.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana against the Company and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of certain West Cote Blanche Bay properties for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that Tesla was insolvent at the time of its acquisition of the properties and that it paid a price in excess of the fair value of the property. A trial date has been scheduled for December 6, 1999 and discovery is complete, unless reopened by the court. The Company intends to vigorously contest the suit, and in management's opinion it is too early to assess the probability of an unfavorable outcome.

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

In May 1996, the Company entered into an agreement with Morgan Guaranty which provided for an $18 million cash collateralized 5-year letter of credit to secure the Company's performance of the minimum exploration work program required in the Delta Centro Block in Venezuela. As a result of expenditures made related to the exploration work program, in December 1998, the letter of credit was reduced to $11.2 million, and in July 1999, the standby letter of credit was further reduced to $7.7 million.

The Company has employment contracts with four senior management personnel which provide for annual base salaries, bonus compensation and various benefits. The contracts provide for the continuation of salary and benefits for the respective terms of the agreements in the event of termination of employment without cause. These agreements expire at various times from December 31, 1999 to June 1, 2001. The Company has also entered into employment agreements with eight individuals, which provide for certain severance payments in the event of a change of control of the Company and subsequent termination by the employees for good reason.

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

NOTE 4 - TAXES ON INCOME

At December 31, 1998, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $90 million expiring in the years 2003 through 2018. If the carryforwards are ultimately realized, approximately $13 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. During the nine months ended September 30, 1999, the Company recorded deferred tax assets generated from current period operating losses and a valuation allowance of $11.6 million.

The Company does not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of the Company's ongoing business.

NOTE 5 - OPERATING SEGMENTS

The Company regularly allocates resources to and assesses the performance of its operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela and Russia operating segments are derived primarily from the production and sale of oil. Revenues from United States and Other are derived primarily from interest earnings on various investments and consulting revenues. Operations included under the heading "United States and Other" include corporate management, exploration activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and Other segment and are not allocated to other operating segments. The Company's investment in Arctic Gas has been included in the Russia operating segment.

                                                              THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                SEPTEMBER 30,                                SEPTEMBER 30,
                                                         ---------------------------                   ---------------------------
                                                             1999             1998                        1999            1998
                                                         ------------      ---------                   -----------     -----------
OPERATING SEGMENT REVENUES
Oil sales
   Venezuela                                             $     24,565      $   17,890                  $    61,006     $   66,045
   Russia                                                       2,357           2,140                        6,306          6,112
                                                         -------------     -----------                 ------------     ----------
Total oil sales                                                26,922          20,030                       67,312         72,157
                                                         -------------     -----------                 ------------     ----------

Other operating revenues
   Venezuela                                                      547             570                        1,451          2,281
   Russia                                                         167             138                        1,929            452
   United States and other                                      3,738           5,174                       13,249         17,687
                                                         -------------     -----------                  -----------     ----------
     Sub-total                                                  4,452           5,882                       16,629         20,420
   Intersegment eliminations -United States                    (2,247)         (2,033)                      (7,022)        (7,232)
                                                         -------------     -----------                  -----------     ----------
Total other operating revenues                                  2,205           3,849                        9,607         13,188
                                                         -------------     -----------                  -----------     ----------

Oil sales and other operating revenues
   Venezuela                                                   25,112          18,460                       62,457         68,326
   Russia                                                       2,524           2,278                        8,235          6,564
   United States and other                                      3,738           5,174                       13,249         17,687
                                                         -------------     -----------                  -----------     ----------
     Sub-total                                                 31,374          25,912                       83,941         92,577
   Intersegment eliminations -United States                    (2,247)         (2,033)                      (7,022)        (7,232)
                                                         -------------     -----------                  -----------     ----------
Total oil sales and other operating revenues             $     29,127      $   23,879                   $   76,919     $   85,345
                                                         =============     ===========                  ===========     ==========

OPERATING SEGMENT INCOME (LOSS)
   Venezuela                                             $      4,802      $   (1,538)                  $    2,080     $  (48,314)
   Russia                                                        (266)           (717)                         459        (12,185)
   United States and other                                    (18,665)         (5,584)                     (32,887)       (18,369)
                                                         -------------     -----------                  -----------     ----------
Net Loss                                                 $    (14,129)     $   (7,839)                  $  (30,348)    $  (78,868)
                                                         =============     ===========                  ====-======     ==========


                                                                SEPTEMBER 30,                                SEPTEMBER 30,
                                                                     1999                                         1998
                                                         ---------------------------                   ---------------------------
OPERATING SEGMENT ASSETS
   Venezuela                                                        $108,634                                      $231,461
   Russia                                                             75,363                                        55,971
   United States and other                                           217,614                                       270,995
                                                               --------------                                    ----------
   Sub-total                                                         401,611                                       558,427
   Intersegment eliminations                                        (101,364)                                      (65,172)
                                                               --------------                                   -----------
Total Assets                                                        $300,247                                      $493,255
                                                               ==============                                   ===========


NOTE 6 - RUSSIAN OPERATIONS

The European Bank for Reconstruction and Development and International Moscow Bank together have agreed to lend up to $65 million to GEOILBENT, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. GEOILBENT began borrowing under these facilities in October 1997 and has borrowed a total of $28.8 million through June 30, 1999. From July through September 1999, GEOILBENT borrowed an additional $17.3 million ($5.9 million to the Company) and during October 1999 borrowed another $2.4 million ($0.8 to the Company). The proceeds from the loans are being used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye Fields in West Siberia, Russia. Because the Company accounts for its investment in GEOILBENT based on a fiscal year ending September 30, the borrowings from July through October 1999 will be reflected in the Company's consolidated financial statements in the quarters ending December 31, 1999 and March 31, 2000. At September 30, 1999 and December 31, 1998, the Company's share of borrowings under these agreements (as of June 30, 1999 and September 30, 1998 for GEOILBENT) was $9.8 million and $6.5 million, respectively. Additionally, during 1998 a subsidiary of the Company recorded an account receivable for pipe it purchased for $5.0 million and sold at cost to GEOILBENT for use in the development of the field. The unpaid portion of the receivable ($2.5 million at September 30, 1999) not eliminated in consolidation is included in accounts receivable, joint interest and other. During 1996 and 1997, the Company incurred $4.1 million in financing costs related to the establishment of the EBRD financing, which are recorded in other assets and are subject to amortization over the life of the facility. In 1998, under an agreement with EBRD, GEOILBENT's board ratified an agreement to reimburse the Company for $2.6 million of such costs. However, due to GEOILBENT's need for oil and gas investment and the declining prices for crude oil, in the second quarter of 1998 the Company agreed to defer payment of those reimbursements.

Excise, pipeline and other taxes (including a new oil export tariff introduced in 1999) continue to be levied on all oil producers and certain exporters. Although the Russian regulatory environment has become less volatile, the Company is unable to predict the impact of taxes, duties and other burdens for the future.

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of providing or arranging a $100 million credit facility for the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase. The Company has received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of September 30, 1999, the Company had loaned $13.8 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3%, and had earned the right to remove restrictions from shares representing an approximate 4.0% equity interest. In December 1998 and in 1999, the Company purchased shares representing an additional 17% equity interest not subject to any sale or transfer restrictions. The Company owned a total of 57% of voting shares of Arctic Gas as of September 30, 1999, of which 21% was not subject to any restrictions. Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company has accounted for its interest in Arctic Gas using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent in the making of new agreements between the Company and Arctic Gas, or to the changing of any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

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

In August 1999, Benton-Vinccler sold its recently-constructed power generation facility located in the Uracoa field of the South Monagas Unit in Venezuela for $15.1 million. Concurrent with the sale, Benton-Vinccler entered into a long-term power purchase agreement with the purchaser of the facility to provide for the electrical needs of the field throughout the remaining term of the operating service agreement. The cost of electricity to be provided under terms of the power purchase agreement approximate that previously paid by Benton-Vinccler to local utilities. Benton-Vinccler used the proceeds from the sale to repay indebtedness that is collateralized by a time deposit of the Company. Permanent repayment of a portion of the loan allows the Company to reduce the cash collateral for the loan thereby making such cash available for working capital needs.

In November 1999, the Company entered into a letter of intent with Schlumberger to further develop the South Monagas Unit pursuant to a long-term incentive-based development program. Subject to execution of a definitive agreement, Schlumberger has agreed to financial incentives intended to reduce drilling costs and to increase the average life of the downhole pumps at South Monagas. As part of Schlumberger's commitment to the program, it will provide additional technical and engineering resources on-site full-time in Venezuela and at the Company's offices in Carpinteria, California. Benton-Vinccler intends to commence drilling with a one-rig program initially, with the possible addition of a second rig in the middle of 2000.

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration, which has been subsequently acquired by Burlington Resources, Inc. ("Burlington"), and Norcen Energy Resources, LTD, which has been subsequently acquired by Union Pacific Resources Group Inc. ("UPR"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing an 839 kilometer seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. At the time the block was tendered for international bidding, PDVSA estimated that this minimum exploration work program would cost $60 million and required that the Company and the other partners each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with Burlington and UPR each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, Burlington will be the operator of the field and, therefore, the Company will not be able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed, and the Company posted an $18 million standby letter of credit, collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see
Note 3). During 1999, the first of the Block's exploration wells penetrated a thick potential reservoir sequence, but encountered no commercial hydrocarbons. The Company and its partners continue to evaluate the remaining leads on the block, including their potential reserves and risk factors. As of September 30, 1999, the Company's share of expenditures related to the Block was $15.1 million, and its standby letter of credit had been reduced to $7.7 million.

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

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company acquired a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell is the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4 million ($2 million to the Company). Pursuant to the farmout agreement the Company was required to pay 100% of the first $8 million of the costs for the phase one exploration period, after which any development costs were to be shared equally. During the first six months of 1999, the first exploratory well on the Qingshui Block was drilled to a total depth of 4,500 meters, and two reservoirs, the Sha-2 and Sha-3, were tested. Although hydrocarbons were encountered during drilling of the Qing Deep 22, Benton and operator Shell concluded in the third quarter that the well was non-commercial. As a result, the Company elected not to continue to the second exploration phase and has relinquished its interest in the Block. Accordingly, the Company recognized a write-down of the capitalized cost related to the farmout agreement of $12.7 million at September 30, 1999.

NOTE 9 - SANTA BARBARA OPERATIONS

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases from Molino Energy Company, LLC ("Molino Energy"), which held 100% of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40% participation interest in the leases, the Company became the operator of the project and agreed to pay 100% of the first $3.7 million and 53% of the remainder of the costs of the first well drilled on the block. During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. The Company's share of the drilling and testing of the 2199 #7 well was $9.0 million. In November 1998, the Company entered into an agreement to acquire Molino Energy's interest in the leases in exchange for the release of the joint interest billing obligations of approximately $1.9 million due from Molino Energy. As of September 30, 1999, the Company continued to work with Molino Energy to finalize the agreement to acquire Molino Energy's interest.

NOTE 10 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over approximately eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which has been extended to May 2000. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 and WS-10 wells did not result in the production of commercial amounts of hydrocarbons. The Company will continue to reprocess and remap seismic data and conduct geological studies on the remaining prospectivity of the block. As of September 30, 1999, the Company had incurred capital expenditures of $3.7 million related to the PSA.

NOTE 11 - SENEGAL OPERATIONS

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41-kilometer (approximately 25-mile) gas pipeline to Senegal's main electric generating facility near Dakar. As of September 30, 1999, the Company had incurred capital expenditures of $0.8 million related to the onshore block. The Company is continuing to evaluate all of its alternatives associated with this Block.

The Company also obtained exclusive rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea-Bissau border in the south. The Company has elected to not continue with the evaluation of, and has relinquished its interest in, the near-offshore acreage and, accordingly, recognized a write-down at June 30, 1999 of the capitalized costs related to the acreage of $1.2 million.

NOTE 12 - RELATED PARTY TRANSACTIONS

Prior to November 30, 1998 and during 1997 and 1996, the Company made unsecured loans documented by a promissory note bearing interest at 6% to Mr. A. E. Benton, its former Chief Executive Officer. At December 31,1997 and September 30, 1998, the balances owed to the Company were $2.0 million and $4.4 million, respectively. In the fourth quarter of 1998, the Company loaned Mr. Benton an additional $1.1 million to enable him to reduce and eliminate his outstanding margin accounts with third parties that were secured by shares of the Company's stock. The Company then obtained a security interest in those shares of stock, certain personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to the Company by Mr. Benton, which is documented by a promissory note that bears interest at 6% and is payable on November 30, 1999, exceeded the value of the collateral, primarily due to the decline in the price of the Company's stock. As a result, the Company recorded an allowance for doubtful accounts of $2.9 million. In August 1999, Mr. Benton filed for Chapter 11 bankruptcy in Santa Barbara County, California. Mr. Benton has not yet provided a reorganization plan for consideration by the bankruptcy court or creditors. The bankruptcy filing has changed the status of the collateral securing the loans, and the amount eventually realized by the Company will depend on the results of the bankruptcy proceedings. Accordingly, the Company recorded an additional $2.8 million allowance for doubtful accounts for the remaining principal and accrued interest owed to the Company at June 30,

1999 and continues to record additional allowances as interest accrues. Measuring the amount of the allowance requires judgments and estimates, and the amount eventually realized may differ from the estimate.

Also during 1997 and 1996, the Company made loans to Mr. M.B. Wray, its Vice Chairman, and Mr. J.M. Whipkey, its Chief Financial Officer, each loan bearing interest at 6% and collateralized by a security interest in personal real estate. On May 11, 1999, Mr. Wray repaid the entire balance of principal and interest on his loan. At September 30, 1999, the balance owed to the Company by Mr. Whipkey was $0.4 million. At December 31, 1998, the balances owed to the Company by Mr. Wray and Mr. Whipkey were $0.6 million and $0.5 million, respectively.

In addition, receivables from other employees and directors of the Company totaled $0.7 million and $0.6 million at September 30, 1999 and December 31, 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words budget, budgeted, anticipate, expect, believes, goals or projects and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and gas wells, the price for oil and natural gas, the Company's substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for the Company's undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain key employees of the Company, and other risks indicated in filings with the Securities and Exchange Commission. The following factors, among others, in some cases have affected and could cause actual results and plans for future periods to differ materially from those expressed or implied in any such forward-looking statements: fluctuations in oil and gas prices, changes in operating costs, overall economic conditions, political stability, acts of terrorism, currency and exchange risks, changes in existing or potential tariffs, duties or quotas, availability of additional exploration and development opportunities, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel.

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

The following discussion of the Company's results of operations for the nine months ended September 30, 1999 and 1998 and financial condition at September 30, 1999 and December 31, 1998 should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "Financial Statements."

RESULTS OF OPERATIONS

The Company's results of operations for the nine months ended September 30, 1999, reflected the results for Benton-Vinccler, C.A. in Venezuela, which accounted for more than 87% of the Company's production and oil sales revenue. As a result of lower production from the South Monagas Unit due to lower capital spending and continuing operational problems with certain high volume wells, oil sales in Venezuela were 8% lower in the first nine months of 1999 compared to 1998 with a 22% decrease in oil sales quantities (from 9,496,143 Bbls of oil in 1998 to 7,397,614 Bbls of oil in 1999) substantially offset by an increase in realized fees per barrel (from $6.95 in 1998 to $8.25 in 1999). Benton-Vinccler also experienced increased operating expenses on a per barrel basis primarily related to workovers and plant repairs and maintenance.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ----------------------------         ---------------------------
                                                              1999            1998                1999           1998
                                                         ------------    ------------         ------------   ------------
  Lease Operating Costs and Production Taxes                  42.2%           53.0%               48.4%          49.0%
  Depletion, Depreciation and Amortization                    16.8            38.5                22.3           39.7
  General and Administrative                                  20.0            26.2                28.9           23.1
  Interest                                                    27.2            41.2                33.9           33.8

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The Company had revenues of $29.1 million for the three months ended September 30, 1999. Expenses incurred during the period consisted of lease operating costs and production taxes of $11.4 million, depletion, depreciation and amortization expense of $4.5 million, impairment of oil and gas properties of $13.0 million, general and administrative expense of $5.4 million, interest expense of $7.3 million, income tax expense of $1.4 million and a minority interest of $0.2 million. Net loss was $14.1 million or $0.48 per share (diluted).

By comparison, the Company had revenues of $23.9 million for the three months ended September 30, 1998. Expenses incurred during the period consisted of lease operating costs and production taxes of $10.6 million, depletion, depreciation and amortization expense of $7.7 million, general and administrative expense of $5.2 million, interest expense of $8.2 million, income tax expense of $0.2 million and a minority interest reduction of $0.3 million. Net loss for the period was $7.8 million or $0.27 per share (diluted).

Revenues increased $5.2 million, or 22%, during the three months ended September 30, 1999 compared to the corresponding period of 1998 primarily due to increased oil sales revenue in Venezuela as a result of higher crude prices which were partially offset by lower sales quantities and decreased investment earnings. Sales quantities for the three months ended September 30, 1999 from Venezuela and Russia were 2,296,866 Bbls and 355,532 Bbls, respectively, compared to 2,659,384 Bbls and 256,168 Bbls, respectively, for the three months ended September 30, 1998. Prices for crude oil averaged $10.70 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $6.63 per Bbl from Russia for the three months ended September 30, 1999 compared to $6.73 per Bbl from Venezuela and $8.35 per Bbl from Russia for the corresponding period of 1998. Investment earnings decreased $1.0 million, or 30%, during the three months ended September 30, 1999 compared to the three months ended September 30, 1998 due to lower average cash and marketable securities balances. Revenues for the three months ended September 30, 1999 were decreased by a foreign exchange loss of $0.1 million compared to a gain of $0.5 million during the corresponding period of 1998.

Lease operating costs and production taxes increased $0.8 million, or 8%, during the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily due to increased workover costs in Venezuela partially offset by reduced oil production in Venezuela and reduced costs in Russia as a result of the devaluation of the ruble in 1998. Depletion, depreciation and amortization decreased $3.2 million, or 42%, during the three months ended September 30, 1999 compared to the corresponding period of 1998 primarily due to reduced oil sales quantities in Venezuela and write-downs of oil and gas properties in Venezuela and Russia during 1998. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the three months ended September 30, 1999 was $1.47 and $2.07, respectively, compared to $2.46 and $3.27, respectively, during the corresponding period of the previous year. As a result of the effect of declines in world crude oil prices, at June 30, 1998 the Company recognized a write-down of oil and gas properties in the Venezuela and Russia cost centers of $38.4 million and $10.1 million, respectively, pursuant to the ceiling limitation prescribed by the full cost method of accounting. At September 30, 1999, the Company recognized write-downs of $13.0 million of capitalized costs in China primarily related to unsuccessful exploration activities on the Qingshui Block. The Company also recognized write-downs of $5.5 million and $1.3 million at June 30, 1998 and 1999, respectively, of capitalized costs associated with various other exploration activities. General and administrative expenses increased $0.2 million, or 4%, during the three months ended September 30, 1999 compared to the corresponding period of 1998 primarily due to the costs of advisory services provided by J.P. Morgan Securities, Inc., costs incurred in the Company's Russia, Delta Centro and China operations and Venezuelan municipal taxes (which are a function of oil revenues). Interest expense decreased $0.9 million, or 11%, during the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily due to the capitalization of interest expense. The Company recognized a loss before income taxes and minority interest of $12.5 million during the three months ended September 30, 1999 as compared to a loss of $7.9 million in the corresponding period of 1998, which resulted in increased income tax expense of $1.2 million. The income attributable to the minority interest increased $0.5 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 because the cumulative losses attributable to the minority shareholder of Benton-Vinccler exceeded their interest in equity capital creating an equity deficit. Income attributable to the minority shareholder will be included in the consolidated results of the Company until the minority shareholder's equity deficit is eliminated.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Company had revenues of $76.9 million for the nine months ended September 30, 1999. Expenses incurred during the period consisted of lease operating costs and production taxes of $32.6 million, depletion, depreciation and amortization expense of $15.0 million, impairment of oil and gas properties of $14.3 million, general and administrative expense of $19.5 million, interest expense of $22.8 million, income tax expense of $2.5 million and a minority interest of $0.5 million. Net loss for the period was $30.3 million or $1.03 per share (diluted).

By comparison, the Company had revenues of $85.3 million for the nine months ended September 30, 1998. Expenses incurred during the period consisted of lease operating costs and production taxes of $35.4 million, depletion, depreciation and amortization expense of $28.7 million, write-down and impairment of oil and gas properties of $71.5 million, general and administrative expense of $16.7 million, interest expense of $24.4 million, income tax benefit of $7.8 million, and minority interest reduction of $4.6 million. Net loss for the period was $78.9 million or $2.67 per share (diluted).

Revenues decreased $8.4 million, or 10%, during the nine months ended September 30, 1999 compared to the corresponding period of 1998 primarily due to decreased oil sales in Venezuela as a result of lower oil sales quantities which were substantially offset by increased crude oil prices. Sales quantities for the nine months ended September 30, 1999 from Venezuela and Russia were 7,397,614 Bbls and 1,070,799 Bbls, respectively, compared to 9,496,143 Bbls and 630,236 Bbls, respectively, for the nine months ended September 30, 1998. Prices for crude oil averaged $8.25 per Bbl (pursuant to terms of an operating service agreement) from Venezuela and $5.89 per Bbl from Russia for the nine months ended September 30, 1999 compared to $6.95 per Bbl from Venezuela and $9.70 per Bbl from Russia for the corresponding period of 1998. Investment earnings decreased $4.0 million, or 36%, during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due to lower average cash and marketable securities balances. Revenues for the nine months ended September 30, 1999 were increased by a foreign exchange gain of $2.4 million compared to a gain of $2.0 million during the corresponding period of 1998.

Lease operating costs and production taxes decreased $2.8 million, or 8%, during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to reduced oil production in Venezuela and reduced costs in Russia as a result of the devaluation of the ruble in 1998. Depletion, depreciation and amortization decreased $13.7 million, or 48%, during the nine months ended September 30, 1999 compared to the corresponding period of 1998 primarily due to reduced oil sales quantities in Venezuela and write-downs of oil and gas properties in Venezuela and Russia during the nine months ended September 30, 1998. Depletion expense per barrel of oil equivalent produced from Venezuela and Russia during the nine months ended September 30, 1999 was $1.55 and $2.11, respectively, compared to $2.69, and $3.51 from Venezuela and Russia, respectively, during the corresponding period of the previous year. As a result of the effect of declines in world crude oil prices, at June 30, 1998, the Company recognized write-downs of oil and gas properties in the Venezuela and Russia cost centers of $55.9 million and $10.1 million, respectively, pursuant to the ceiling limitation prescribed by the full cost method of accounting. At September 30, 1999, the Company recognized write-downs of $13.0 million of capitalized costs in China primarily related to unsuccessful exploration activities on the Qingshui Block. The Company also recognized write-downs of $5.5 million and $1.3 million at June 30, 1998 and 1999, respectively, of capitalized costs associated with various other exploration activities. General and administrative expenses increased $2.8 million, or 17%, during the nine months ended September 30, 1999 compared to the corresponding period of 1998 primarily due to an allowance for doubtful accounts related to amounts owed to the Company by its former Chief Executive Officer (see Note 12 of Notes to the Consolidated Financial Statements), the costs of advisory services provided by J.P. Morgan Securities, Inc. and costs incurred in the Company's Russia, Delta Centro and China operations. Interest expense decreased $1.6 million, or 7%, during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to the capitalization of interest. The Company recognized a loss before income taxes and minority interest of $27.3 million during the nine months ended September 30, 1999 as compared to a loss of $91.2 million in the corresponding period of 1998 which resulted in increased income tax expense of $10.3 million. The loss attributable to the minority interest decreased $5.1 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 because the cumulative losses attributable to the minority shareholder of Benton-Vinccler exceeded their interest in equity capital creating an equity deficit. Income attributable to the minority shareholder will be included in the consolidated results of the Company until the minority shareholder's equity deficit is eliminated.

DOMESTIC OPERATIONS

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases from Molino Energy, which held 100% of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40% participation interest in the leases, the Company became the operator of the project and agreed to pay 100% of the first $3.7 million and 53% of the remainder of the costs of the first well drilled on the block. During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. The Company's share of the drilling and testing of the 2199 #7 well was $9.0 million. In November 1998, the Company entered into an agreement to acquire Molino Energy's interest in the leases in exchange for the release of the joint interest billing obligations of approximately $1.9 million due from Molino Energy. As of September 30, 1999, the Company continued to work with Molino Energy to finalize the agreement to acquire Molino Energy's interest.

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

A 3-D seismic survey has been conducted over the southwestern portion of the Delta Centro Block in Venezuela at a total cost to the Company of $6.9 million. During 1999, the first of the Block's exploration wells penetrated a thick potential reservoir sequence, but encountered no commercial hydrocarbons. The Company and its partners continue to evaluate the remaining leads on the block, including their potential reserves and risk factors. The Company's operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.66% and income taxes of 67.7%. As of September 30, 1999, the Company had incurred capital expenditures of $15.1 million related to the block.

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

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's National Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which has been extended to May 2000. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years. As of September 30, 1999, the Company had incurred capital expenditures of $3.7 million related to the PSA.

In October 1997, the Company signed a farmout agreement with Shell whereby the Company acquired a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell holds a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell is the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4 million

($2 million to the Company). Pursuant to the farmout agreement the Company was required to pay 100% of the first $8 million of the costs for the phase one exploration period, after which any development costs were to be shared equally. During the first six months of 1999, the first exploratory well on the Qingshui Block was drilled to a total depth of 4,500 meters and two reservoirs, the Sha-2 and Sha-3, were tested. Although hydrocarbons were encountered during drilling of the Qing Deep 22, Benton and operator Shell concluded in the third quarter that the well was non-commercial. As a result, the Company elected not to continue to the second exploration phase and has relinquished its interest in the Block. Accordingly, the Company recognized a write-down of the capitalized cost related to the farmout agreement of $12.7 million at September 30, 1999.

In December 1997, the Company signed a memorandum of understanding with Petrosen to receive a minimum 45% working interest in and to operate the approximately
1.0 million acre onshore Thies Block in western Senegal. The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consists of hooking up the existing well, drilling two additional wells and constructing a 41-kilometer (approximately 25-mile) gas pipeline to Senegal's main electric generating facility near Dakar. As of September 30, 1999, the Company had incurred capital expenditures of $0.8 million related to the onshore block. The Company is continuing to evaluate all of its alternatives associated with this Block. The Company also obtained exclusive rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea-Bissau border in the south. The Company has elected to not continue with the evaluation of, and has relinquished its interest in, the near-offshore acreage and, accordingly, has recognized a write-down at June 30, 1999 of the capitalized costs related to the acreage of $1.2 million.

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of providing or arranging a $100 million credit facility for the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase. The Company has received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of September 30, 1999, the Company had loaned $13.8 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3%, and had earned the right to remove restrictions from shares representing an approximate 4.0% equity interest. In December 1998 and in 1999, the Company purchased shares representing an additional 17% equity interest not subject to any sale or transfer restrictions. The Company owned a total of 57% of the voting shares of Arctic Gas as of September 30, 1999, of which 21% was not subject to any restrictions. Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company has accounted for its interest in Arctic Gas using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between the Company and Arctic Gas, or to change any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

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

Within the United States, inflation has had a minimal effect on the Company, but it is potentially an important factor in results of operations in Venezuela and Russia. With respect to Benton-Vinccler and GEOILBENT, substantially all of the sources of funds, including the proceeds from oil sales, the Company's contributions and credit financings, are denominated in U.S. dollars, while local transactions in Venezuela and Russia are conducted in local currency. When the rate of increase in the value of the dollar compared to the Venezuelan bolivar or the Russian ruble is less than the rate of inflation in these countries, then inflation could be expected to have an adverse effect on the Company.

During the nine months ended September 30, 1999, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian ruble during periods when the Company's Venezuela-related subsidiaries and GEOILBENT had substantial net monetary liabilities denominated in bolivares and rubles. The Company's net foreign exchange gains attributable to its Venezuelan and Russian operations during the nine months ended September 30, 1999, were $0.9 million and $1.5 million, respectively. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities for the nine months ended September 30 are summarized in the following table and discussed in further detail below (in thousands):


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  -----------------------------------
                                                                                       1999                  1998
                                                                                  -------------        --------------
             Net cash provided by operating activities                             $     1,421          $     17,853
             Net cash provided by (used in) investing activities                        16,658               (17,487)
             Net cash provided by (used in) financing activities                       (12,846)                4,932
                                                                                   ------------         -------------
             Net increase in cash                                                  $     5,233          $      5,298
                                                                                   ============         =============


At September 30, 1999, the Company had current assets of $76.3 million and current liabilities of $38.8 million resulting in working capital of $37.5 million and a current ratio of 2.0:1. This compares to the Company's working capital of $55.9 million and a current ratio of 2.5:1 at December 31, 1998. The decrease of $18.4 million was due primarily to expenditures related to exploration and development in Venezuela, Russia and China.

CASH FLOW FROM OPERATING ACTIVITIES. During the nine months ended September 30, 1999 and 1998, net cash provided by operating activities was approximately $1.4 million and $17.9 million, respectively. Cash flow from operating activities decreased by $16.5 million during the nine months ended September 30, 1999 compared to the corresponding period of the prior year due primarily to reduced collections of accrued oil revenues. Collections of accrued oil revenues decreased $38.1 million, or 39%, during the nine months ended September 30, 1999 compared to the corresponding period of 1998 due to lower production and prices received from the South Monagas Field in Venezuela. Partially offsetting the decrease in the collection of oil sale revenues was the change in the deferred tax asset and other working capital items.

During 1999 the Company has focused on reducing general and administrative expenses. Home office general and administrative cost reductions have offset increased costs associated with advisory services provided by J.P. Morgan Securities, Inc., costs incurred in the Company's Russia, Delta Centro and China operations and increased Venezuelan municipal taxes (which are a function of oil revenues). Additionally, in the fourth quarter of 1999 the Company reduced its home office workforce by 23% and implemented a plan to further reduce other general and administrative costs. As a result, the Company expects to realize a $3 million reduction in home office general and administrative expenses in 2000.

CASH FLOW FROM INVESTING ACTIVITIES. During the nine months ended September 30, 1999 and 1998, the Company had drilling and production related capital expenditures of approximately $32.6 million and $97.4 million, respectively. Of the 1999 expenditures, $12.7 million was attributable to the development of the South Monagas Unit in Venezuela, $2.1 million related to the development of the North Gubkinskoye Field in Russia, $6.9 million related to a 3-D seismic survey and exploratory well costs in the Delta Centro Block in Venezuela, $8.5 million related to the development of the Qingshui Block in China, $1.1 million related to the Samburg Block in Russia (in addition to $13.8 million loaned to Arctic Gas) and $1.3 million was attributable to other projects. The capital expenditures during the nine months ended September 30, 1999 and 1998 were substantially offset by net redemptions of marketable securities of $24.8 million and $85.3 million, respectively.

The Company instituted in 1998, and continued in 1999, a capital expenditure program to reduce expenditures to those that the Company believed were necessary to maintain current producing properties. This policy was instituted in response to the low market price for oil. In the second half of 1999, oil prices recovered substantially, and the Company concluded a project to assess its strategic alternatives. On November 10, 1999, the Company announced that it has entered into a letter of intent with Schlumberger to form a long term incentive-based alliance as part of its plans to further develop its oil properties in the South Monagas Unit in Venezuela. Subject to execution of a definitive agreement, Schlumberger has agreed to financial incentives intended to reduce drilling costs and to increase the average life of the downhole pumps at South Monagas. As part of Schlumberger's commitment to the program, it will provide additional technical and engineering resources on-site full-time in Venezuela and at the Company's offices in Carpinteria, California.

The Company expects capital expenditures of approximately $40 million in 1999 and $55 million in 2000. Of the 1999 and 2000 capital expenditures, $14-16 million and $40-45 million, respectively, are related to the South Monagas Unit in Venezuela. The 2000 capital expenditures at the South Monagas Unit will be incurred in conjunction with an incentive-based development program with Schlumberger. Also included in the capital expenditures are $4-5 million in 1999 and $6-7 million in 2000 by GEOILBENT in Russia, net to the Company's interest, funding for which is expected to come from borrowings under the EBRD Credit Facility, cash flow from operations or other financings.

Included in the 2000 capital expenditures for Arctic Gas Company is a budget of $2 million to reactivate two existing wells and to produce and market oil and gas condensate liquids on a pilot basis. The Company has also agreed to provide or arrange loans of up to $100 million to Arctic Gas Company pursuant to an equity acquisition agreement signed in April 1998, of which $13.8 million had been loaned as of September 30, 1999 and $2 million will be loaned in 2000 to fund the two-well reactivation project. The Company is currently evaluating funding alternatives for the balance of the loans to Arctic Gas. As the Company is the majority shareholder of Arctic Gas, the timing and size of the 1999-2000 capital investments for Arctic Gas are substantially at the Company's discretion.

The Company's remaining capital commitments worldwide are relatively minimal and for the most part are substantially at the Company's discretion. The Company's indentures contain provisions that restrict the manner in which the Company can invest in certain of its current operations.

The Company believes it has or can obtain sufficient funding for its expected capital requirements for the remainder of 1999 and in 2000 from working capital and cash flow from operations. However, the Company's future financial condition and results of operations will largely depend upon prices received for its oil production and the costs of acquiring, finding, developing and producing reserves. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Company's control. However, since oil prices are currently at their highest levels in the past twelve months, the Company is currently evaluating opportunities to hedge a portion of its production for the year 2000.

The Company has total annual interest payments of approximately $25.3 million related to its senior unsecured notes (see Note 2 of Notes to Consolidated Financial Statements). If oil price realizations continue at or near current levels, and if oil production continues at expected levels, the Company believes that its current cash and cash provided by operating activities will be sufficient to meet the Company's liquidity needs for routine operations and to service its outstanding debt through November 2000. If oil prices and production volumes later in 1999 and in 2000 result in cash flows that are less than currently planned, then the Company may have to reduce further its planned capital and operating expenditures in 2000, which could have negative effects on future oil production rates.

The Company's oil and gas properties are still under development and will require substantial investments in the future. In addition, the Company's indebtedness includes senior unsecured notes due in 2003 ($125 million) and 2007 ($105 million). The Company announced in November 1999 that it had concluded its engagement with J.P. Morgan to evaluate the Company's strategic options and alternatives. As announced in February 1999, the Company retained J.P. Morgan Securities Inc. to act as its exclusive financial advisor to assist it in initiating, evaluating and negotiating potential shareholder value maximizing transactions. After careful consideration, the Board of Directors has decided to pursue a strategic alliance with Schlumberger to further develop the South Monagas Unit. This decision was based on the recent positive changes in the industry climate, in particular the increase in oil prices over the last few months. The Company believes that retaining its current equity positions in its operations worldwide and applying its development skills to them is in the best interests of the Company and its shareholders. In the event that the Company's future cash requirements become greater than its financial resources, the Company intends to pursue one or more of the following alternatives: reduce its capital, operating and administrative expenditures, form strategic joint ventures or alliances with other industry partners, sell property interests, merge or combine with another entity, or issue debt or equity securities. There can be no assurance that any of the alternatives will be available on terms acceptable to the Company.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At September 30, 1999, the Company was in compliance with all covenants of the indentures.

The EBRD and IMB have agreed to lend a total of $65 million to GEOILBENT (owned 34% by the Company) under parallel reserve-based, non-recourse loan agreements. GEOILBENT began borrowing under these facilities in October 1997 and, to date, has borrowed $48.5 million. The proceeds from the loans are being used by GEOILBENT to develop the North Gubkinskoye and Prisklonovoye fields in West Siberia, Russia. Additional borrowings will be based on achieving certain reserve and production milestones.

YEAR 2000 COMPLIANCE

The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company began a process of assessing its information technology systems in November 1997 and has to date not uncovered any significant Year 2000 deficiencies. Substantially all of the software utilized by the Company is purchased or licensed from external providers. The accounting software used at the Company's home office was upgraded in 1998 with a year 2000 compliance modification provided by the software provider at minimal cost. The Company's Venezuelan and Russian subsidiaries have been installing new accounting software as a part of a process improvement initiative begun in 1997. The software programs selected for installation at each location are Year 2000 compliant. The Company's Venezuelan subsidiary has completed the accounting software installation. The Russian subsidiaries are in the process of installing and testing their accounting software programs but have fallen behind schedule and do not anticipate completion before the end of 1999. The Russian subsidiaries' new accounting software programs are not considered to be "mission critical", however, in that all accounting processes can continue beyond the end of 1999 with Year 2000 compliant office business systems currently in use. All "mission critical" office business systems are now Year 2000 compliant. A review of the Company's non-financial software and imbedded chip technology to assess the impact of the Year 2000 on systems such as plant flow control devices, product measurement and delivery devices and fire or other disaster-related safety systems was completed in the third quarter of 1999. All necessary testing and remediation has taken place. To date, only minor Year 2000 modifications have been required on these devices and the costs associated with modifications have not exceeded $100,000. The Company does not anticipate that the cost of converting any non-compliant systems will be material to its financial condition.

The Company is in the process of finalizing contingency and recovery plans related to "mission critical" systems. The contingency plans may include changing suppliers and customers to those who have demonstrated Year 2000 readiness. However, there can be no assurance that the Company will be successful in finding such alternative suppliers and customers. The oil produced in Venezuela by the Company, which is delivered to PDVSA under the terms of an operating service agreement in effect through 2012, represented approximately 91% of the Company's oil sales during 1998 and the nine months ended September 30, 1999. PDVSA has reported that their mission critical systems are essentially ready for the Year 2000. However, in the event that PDVSA is unable to accept deliveries of, or make payment for, the oil produced by the Company due to a Year 2000 failure, the Company's operations and financial position could be materially and adversely affected.

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

OIL AND GAS PRICES

As an independent oil and gas producer, the Company's revenue and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and condensate. The Company currently neither produces nor records reserves related to natural gas. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond the control of the Company. Historically, prices received for oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Average realizations per barrel have varied in recent years from $10.07 in 1997 to as low as $6.01 in the first quarter of 1999. From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations, but the Company has utilized no such transactions since 1996. The Company has considered such transactions from time to time as an element of its risk management strategy, but as of September 30, 1999 has entered into no further hedging transactions. However, since oil prices are currently at their highest levels in the past twelve months, the Company is currently evaluating opportunities to hedge a portion of its production for the year 2000. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil and gas revenues when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities.

INTEREST RATES

Total long term debt of $275.7 million at September 30, 1999, included $230 million of fixed-rate senior unsecured notes maturing in 2003 ($125 million) and 2007 ($105 million). Another $35.9 million of debt is attributable to floating-rate back-to-back loan facilities wherein Benton-Vinccler and GEOILBENT pay floating-rate interest to a bank, which then pays to the Company interest on cash collateral deposited by the Company to support the loans, such interest to the Company being equal to the floating rate payment less 0.375% for Benton-Vinccler and less 0.25% for GEOILBENT, thereby mitigating the floating-rate interest rate risk of such debt. The balance of $9.8 million (4% of total long term debt), consisting primarily of the Company's share of debt owed by Geoilbent, is subject to the market volatility of floating rates. A hypothetical 10% adverse change in the floating rate would not have had a material affect on the Company's results of operations for the nine months ended September 30, 1999.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
               None.

          (b)  Reports on Form 8-K

               On September 1, 1999, the Company filed a report on Form 8-K, under Item 5, "Other Events" regarding the Company's press release related to the creation of the Office of the Chief Executive and the resignation of A.E. Benton from his positions as Chairman, Chief Executive Officer and President.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BENTON OIL AND GAS COMPANY


Dated:   November 12, 1999                 By: /S/Michael B. Wray
                                               -------------------------------
                                               Michael B. Wray
                                               Acting Chief Executive Officer



Dated:   November 12, 1999                 By: /S/James M. Whipkey
                                               -------------------------------
                                               James M. Whipkey
                                               Senior Vice President and
                                                 Chief Financial Officer