Form 10-K405
period 1999-12-13
BENTON OIL & GAS CO
filed 2000-03-30
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
     [X]          For the fiscal year ended December 31, 1999 or

                Transition Report Pursuant to Section 13 or 15(d)
     [ ]              of the Securities Act of 1934 for the
                 Transition Period from ____________ to ________

                          Commission File No.: 1-10762

                             ---------------------

                           BENTON OIL AND GAS COMPANY
             (Exact name of registrant as specified in its charter)


            Delaware                                     77-0196707
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

     6267 Carpinteria Avenue, Suite 200
            Carpinteria, California                      93013
   (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (805) 566-5600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
Common Stock, $.01 Par Value                                       NYSE
Common Stock Purchase Warrants, $11.00 exercise price             NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---     ---

On March 24, 2000, the aggregate market value of the shares of voting stock of Registrant held by non-affiliates was approximately $86,412,117 based on a closing sales price on NYSE of $3.00.

As of March 24 2000, 29,576,966 shares of the Registrant's common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items, 10, 11, 12, and 13 of Part III of this annual report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                           BENTON OIL AND GAS COMPANY

                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
Part I

      Item 1.      Business.................................................3
      Item 2.      Properties..............................................19
      Item 3.      Legal Proceedings.......................................19
      Item 4.      Submission of Matters to a Vote of Security Holders ....20


Part II

      Item 5.      Market for the Registrant's Common Equity
                            and Related Stockholder Matters................21
      Item 6.      Selected Consolidated Financial Data....................22

      Item 7.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations............23
      Item 7A.     Quantitative and Qualitative Disclosures about
                            Market Risk....................................33
      Item 8.      Financial Statements and Supplemental Data..............34
      Item 9.      Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure ........34

Part III

      Item 10.     Directors and Executive Officers of the Registrant .....35
      Item 11.     Executive Compensation..................................35
      Item 12.     Security Ownership of Certain Beneficial
                            Owners and Management..........................35
      Item 13.     Certain Relationships and Related Transactions .........35

Part IV

      Item 14.     Exhibits, Financial Statement Schedules and
                            Reports on Form 8-K............................36

Financial Statements.......................................................38

Signatures.................................................................70

                                     PART I

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words budget, budgeted, anticipate, expect, believes, goals or projects and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include the Company's substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for the Company's undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain key employees of the Company, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and gas wells, the price for oil and natural gas, and other risks indicated in filings with the Securities and Exchange Commission. The following factors, among others, in some cases have affected and could cause actual results and plans for future periods to differ materially from those expressed or implied in any such forward-looking statements: fluctuations in oil and gas prices, changes in operating costs, overall economic conditions, political stability, acts of terrorism, currency and exchange risks, changes in existing or potential tariffs, duties or quotas, availability of additional exploration and development opportunities, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. See Risk Factors included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1.  BUSINESS

GENERAL

Benton Oil and Gas Company (the "Company") is an independent energy company which has been engaged in the development and production of oil and gas properties since 1989. The Company has developed significant interests in Venezuela and Russia, and has acquired certain interests in other parts of the world. The Company's producing operations are conducted principally through its 80%-owned Venezuelan subsidiary, Benton-Vinccler, C.A. ("Benton-Vinccler"), which operates the South Monagas Unit in Venezuela, and its 34%-owned Russian limited liability company, Geoilbent, which operates the North Gubkinskoye Field in West Siberia, Russia. The Company has expanded into projects which involve exploration components such as in Russia through its ownership interest in Arctic Gas Company ("Arctic Gas," formerly Severneftegaz); and in China through the acquisition of the WAB-21 Exploration Block.

As of December 31, 1999, the Company had total assets of $276.3 million, total estimated proved reserves net of minority interest of 148.1 MMBOE, and a standardized measure of discounted future net cash flow, before income taxes, for total proved reserves of $744.9 million. For the year ended December 31, 1999, the Company had total revenues, other income and equity earnings of $102.0 million.

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


PRINCIPAL AREAS OF ACTIVITY

The following table summarizes the Company's proved reserves, drilling and production activity, and financial operating data by principal geographic area at and for each of the years ended December 31:

                                                      Venezuela (1)                         Russia (2)
                                            ---------------------------------   --------------------------------
         (dollars in 000's)                    1999         1998       1997       1999        1998        1997
                                            ---------     -------    --------   --------     -------     -------
         RESERVE INFORMATION:
          Proved Reserves (MBOE)              107,969     110,268      75,737     40,129      31,053      26,113
          Discounted Future Net Cash
               Flow Attributable to Proved
               Reserves, Before Income
                 Taxes                      $ 521,346     $49,964    $291,230   $223,589     $49,546     $77,696

          Standardized Measure of Future
             Net Cash Flows                 $ 380,865     $49,964    $233,176   $175,913     $43,248     $63,433

         DRILLING AND PRODUCTION ACTIVITY:
          Gross Wells Drilled                       2          16          27         28          31           7
          Average Daily Production (BOE)       26,485      33,349      42,178      3,975       2,530       2,411


                                                      Venezuela (1)                         Russia (2)
                                            ---------------------------------   --------------------------------
         (dollars in 000's)                    1999         1998       1997       1999        1998        1997
                                            --------      -------    --------   --------     -------     -------
         FINANCIAL DATA:
          Oil and Gas Revenues              $ 89,060    $  82,215    $154,119   $ 11,006    $  8,059     $ 9,925
          Expenses:
             Operating Expenses and
               taxes other than on income     38,841       39,069      34,516      4,139       4,445       6,551
             Depletion                        14,829       31,843      43,584      3,325       2,474       3,079
             Write down of oil and gas
               properties                                 187,811           -          -      10,100           -
             Income tax expense (benefit)      3,812      (26,793)     25,656        436           -           -
                                            --------    ---------    --------    -------    --------     -------
               Total Expenses                 57,482      231,930     103,756      7,900      17,019       9,630
                                            --------    ---------    --------    -------    --------     -------
          Results of Operations from
             Oil and Gas Producing
               Activities                   $ 31,578    $(149,715)   $ 50,363    $ 3,106    $ (8,960)    $   295
                                            ========    =========    ========    =======    ========     =======


(1) Includes reserve information net of a 20% deduction for the minority interest in Benton-Vinccler. Drilling and production activity and financial data are reflected without deduction for minority interest. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and PDVSA under which all mineral rights are owned by the Government of Venezuela. See "--South Monagas Unit, Venezuela."

(2) Geoilbent (34% owned by the Company) and Arctic Gas Company (24% and 10% ownership not subject to certain sale and transfer restrictions at December 31, 1999 and 1998, respectively), which are accounted for under the equity method, have been included at their respective ownership interest in the consolidated financial statements based on a fiscal period ending September 30 and, accordingly, the financial information for Russia represents the years ended September 30, 1999, 1998 and 1997 for Geoilbent and the year ended September 30, 1999 for Arctic Gas.


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

The oil and gas operations in the Unit are conducted by Benton-Vinccler, the Company's 80%-owned subsidiary. The remaining 20% of the outstanding capital stock of Benton-Vinccler is owned by Vinccler. The Company, through its majority ownership of stock in Benton-Vinccler, makes all operational and corporate decisions related to Benton-Vinccler, subject to certain super-majority provisions of Benton-Vinccler's charter documents related to mergers, consolidations, sales of substantially all of its corporate assets, change of business and similar major corporate events. Vinccler has an extensive operating history in Venezuela. It has provided Benton-Vinccler with initial financial assistance and significant construction services, and continues to provide ongoing assistance with governmental and labor relations.

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

LOCATION AND GEOLOGY

The Unit extends across the southeastern part of the state of Monagas and the southwestern part of the state of Delta Amacuro in eastern Venezuela. The Unit is approximately 51 miles long and eight miles wide and consists of 157,843 acres, of which the fields comprise approximately one-half. At December 31, 1999, proved reserves attributable to the Company's Venezuelan operations were 134,961 MBOE (107,969 MBOE net to the Company), which represented approximately 73% of the Company's proved reserves. Benton-Vinccler is primarily developing the Oficina sands in the Uracoa Field, which contain 77% of the Unit's proved reserves and has begun the development of the Tucupita and Bombal Fields which contain the remaining 23% of the Unit's reserves. The associated natural gas produced at Uracoa is currently being reinjected into the field, as no ready market exists for the natural gas.

DRILLING AND DEVELOPMENT ACTIVITY

Benton-Vinccler contracts with third parties for drilling and completion of wells. In December 1999, the Company entered into agreements with Schlumberger and Helmerich & Payne to further develop the Unit pursuant to a long-term incentive-based alliance program. The alliance program, which includes the drilling of up to 80 wells through 2001, provides for financial incentives for Schlumberger and Helmerich & Payne that are intended to reduce drilling costs, improve initial production rates of new wells and to increase the average life of the downhole pumps at South Monagas. As part of Schlumberger's commitment to the program, it will provide additional technical and engineering resources on-site full-time in Venezuela and at the Company's offices in Carpinteria, California.

Uracoa Field

Benton-Vinccler has been developing the Unit since 1992, beginning with the Uracoa Field. During March 2000 (through March 24), a total of approximately 95 wells were producing an average of approximately 20,686 Bbls of oil per day in the Uracoa Field. The following table sets forth the Uracoa Field drilling activity and production information for each of the quarters presented:

                                      WELLS DRILLED
                                --------------------------            AVERAGE DAILY
                                 VERTICAL      HORIZONTAL    PRODUCTION FROM FIELD (BBLS)
                                ----------    ------------   ----------------------------
 1997:
       First Quarter                  2             6                 36,100
       Second Quarter                 4             4                 35,800
       Third Quarter                  1             6                 40,500
       Fourth Quarter                 1             2                 44,400

 1998:
       First Quarter                  -             -                 37,700
       Second Quarter                 -             -                 32,600
       Third Quarter                  2             -                 26,500
       Fourth Quarter                 3             3                 25,900

 1999:
       First Quarter                  -             -                 24,300
       Second Quarter                 -             -                 22,800
       Third Quarter                  -             -                 21,300
       Fourth Quarter                 -             -                 21,000


Daily production rates have declined since the fourth quarter of 1997 due to a reduction in drilling activity, natural reservoir decline, and production related problems. Drilling operations ended in the fourth quarter of 1997 as the initial development plan for the Uracoa Field was completed. Without continuous drilling, reservoirs like those at the Uracoa Field initially experience a sharp natural decline that decreases with time. This initial sharp natural decline was aggravated during 1998 due to the impact of production problems on certain wells and the degradation of the local electrical power source. Solutions to the electrical power and production related problems were identified in 1998, but the installation of electrical power generation facilities and remediation work on wells was required into 1999. Additionally, the Company focused its efforts on the completion of a detailed geologic and reservoir simulation study during 1998, which identified up to 80 new infill and development well locations. Drilling resumed in the second half of 1998, but was suspended again in 1999 due to uncertainties in oil prices and cash flows. Capital expenditures were limited during this period primarily to workovers and remediation activities.

Since 1992, 15 previously drilled wells have been reactivated and 112 new wells have been drilled in the Uracoa Field using modern drilling and completion techniques that had not previously been utilized on the field. 100 wells, or 89%, have been completed and placed on production, 1 well was converted to injection and 9 injection wells have been drilled.

The Company has completed a geologic and reservoir simulation study with advanced analytical software and new core data. The geologic and reservoir simulation study indicates the viability of at least 80 additional primary infill wells in the Uracoa Field. Many of these new locations are in underdeveloped sands where the model was used to optimize well spacing and location. In the more developed sands, the model was used to verify the economic viability of infill locations. The alliance program with Schlumberger and Helmerich & Payne is intended to drill the majority of these wells. However, if oil prices decline significantly, the timing of the drilling of the additional wells will depend on the Company's ability to generate sufficient cash flow from operations or to obtain additional funding from other sources to fund the drilling program.

Oil, water and gas produced from the Uracoa Field are processed in the UM-2 production facility. Processed oil is shipped via pipeline to the PDVSA custody transfer point. Produced water is treated and filtered, and then re-injected into the aquifer to assist the natural water drive, while gas is re-injected into the gas cap for reservoir pressure maintenance. The major components of this state-of-the-art process facility were designed in the United States and installed by Benton-Vinccler. This process design is commonly used in heavy oil production in the United States, but was not previously used extensively in Venezuela to process crude oil of similar gravity or quality. The current production facility has capacity to handle 60 MBbls of oil per day, 130 MBbls of water per day, and 50 Mmcf of gas per day.

Benton-Vinccler's 2000 capital expenditure budget includes the drilling of approximately 50 wells at an estimated cost of $43 million. The drilling of additional wells will depend on the Company's ability to generate sufficient cash flow from operations or to obtain additional funding from other sources to fund such additional drilling.

In August 1999, Benton-Vinccler sold its recently constructed power generation facility located in the Uracoa Field for $15.1 million. Concurrently with the sale, Benton-Vinccler entered into a long-term power purchase agreement with the purchaser of the facility to provide for the electrical needs of the field throughout the remaining term of the operating service agreement. The cost of electricity to be provided under terms of the power purchase agreement approximates that previously paid by Benton-Vinccler to local utilities.

Tucupita and Bombal Fields

Before becoming inactive in 1987, the Tucupita Field had been substantially developed, having produced 67.1 MMBbls of oil, 34.7 MMBbls of water and 17.6 Bcf of natural gas. Benton-Vinccler drilled a successful pilot horizontal well in late 1996 to evaluate the remaining development potential of the Tucupita field. This well has produced 1.5 MMBbls of oil at an average rate of 1,286 Bbls of oil per day. The early success of this pilot horizontal well led to the drilling of a second horizontal well in 1998. Initial oil rates from the horizontal wells were encouraging, but water production soon increased sharply. As a result, the redevelopment strategy was changed to include drilling deviated wells to allow for more effective water shut-off. During the second half of 1998, five deviated infill wells were drilled to target undepleted portions of the field. All five wells encountered high oil saturations, with an average initial production rate of 922 Bbls of oil per day. Additionally, nine old wells have been reactivated, bringing current production levels to 4,500 Bbls of oil per day.

In 1999, Benton Vinccler drilled a well on the west portion of the Tucupita Field to test the commercial viability of a previously undrilled fault block identified using 3-D seismic data. The well proved to be non-commercial.

Produced water from Tucupita is reinjected into the aquifer to aid the natural water drive, while produced gas is being flared. The oil is trucked back to the Uracoa facilities where it is processed and shipped by pipeline to the custody transfer point.

Eleven new well locations have been identified in undepleted portions of the Tucupita Field, and additional viable wells are anticipated once a simulation study is completed for Tucupita. Moreover, analysis of petrophysical and production data has revealed significant behind-pipe recompletion potential in a deeper pay section that was not a primary target during the earlier development of the field. Currently, 14 wells with recompletion potential have been identified for reactivation.

Given the results of the reservoir simulation study and success of the infill program to date, Benton-Vinccler is analyzing alternatives for outsourcing an oil pipeline from Tucupita to the UM-2 processing facility at Uracoa. The prospective pipeline, if constructed, would also be used to transport oil from the Bombal Field. Currently, crude oil is transported by trucks from both Tucupita and Bombal, so a pipeline would significantly reduce transportation costs from both fields and allow increased volumes of oil to be produced. To date, Benton-Vinccler has drilled one well in the Bombal Field and reactivated another, resulting in current production of 320 Bbls of oil per day. Future plans include drilling up to 26 development wells and installing a processing facility to separate the oil, water and natural gas. Initially, the water and gas will be re-injected back into the reservoir.

CUSTOMERS AND MARKET INFORMATION

Oil produced in Venezuela is delivered to PDVSA under the terms of an operating service agreement for an operating service fee. Benton-Vinccler has constructed a 25-mile oil pipeline from its oil processing facilities at Uracoa to PDVSA's storage facility, which is the custody transfer point. The service agreement specifies that the oil stream may contain no more than 1% base sediment and water, and quality measurements are conducted both at Benton-Vinccler's facilities and at PDVSA's storage facility. A continuous flow measuring unit is installed at Benton-Vinccler's facility, so that quantity is monitored constantly. PDVSA provides Benton-Vinccler with a daily acknowledgment regarding the amount of oil accepted the previous day, which is reconciled to Benton-Vinccler's measurement. At the end of each quarter, Benton-Vinccler prepares an invoice to PDVSA for that quarter's deliveries. PDVSA pays the invoice at the end of the second month after the end of the quarter. Invoice amounts and payments are denominated in U.S. dollars. Payments are wire transferred into Benton-Vinccler's account in a commercial bank in the United States.


EMPLOYEES; COMMUNITY RELATIONS

Benton-Vinccler seeks to employ nationals rather than bring expatriates into the country. Presently, there are 6 full-time expatriates working with Benton-Vinccler and 155 local employees. Benton-Vinccler also has conducted community relations programs, providing medical care, training, equipment and supplies, and support for local schools, in both states in which the Unit falls.


DELTA CENTRO BLOCK, VENEZUELA

GENERAL

In January 1996, the Company and its bidding partners, Louisiana Land and Exploration, which has been subsequently acquired by Burlington Resources Inc. ("Burlington"), and Norcen Energy Company, which has been subsequently acquired by Union Pacific Resources Group Inc. ("UPR"), were awarded the right to explore and develop the Delta Centro Block in eastern Venezuela. The contract requires a minimum exploration work program consisting of completing a 550 square kilometer 3-D and a 289 kilometer 2-D seismic survey and drilling three wells to depths of 12,000 to 18,000 feet within five years. PDVSA estimated that this minimum exploration work program would cost $60.0 million, and required that the partners each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company provided a standby letter of credit in the amount of $18.0 million. The Company has a 30% interest in the exploration venture, with the other partners each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company for the project, Burlington is the operator of the block, and therefore the Company does not exercise control of the operations of the venture. If commercial operations result from the exploration activities, it is anticipated that Corporacion Venezolana del Petroleo, S.A. ("CVP"), an affiliate of PDVSA, will have a 35% interest in the management company, which will dilute the voting power of the partners on a pro rata basis.

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

LOCATION AND GEOLOGY

The Delta Centro Block consists of approximately 2,100 square kilometers (526,000 acres) located in the delta of the Orinoco River 12 miles north of the South Monagas Unit. Although no significant exploratory activity had previously been conducted on the block prior to being made available for bids in 1995, PDVSA estimated that the area might contain recoverable oil reserves of as much as 820 MMBbls, and might be capable of producing up to 160 MBbls of oil per day. The general area of Venezuela in which the Delta Centro Block is located is known to be a significant source of hydrocarbons, evidenced by the Orinoco tar sands to the south and the El Furrial light oil trend to the northwest. The area is mostly swampy in nature, with terrain ranging from forest in the north to savannah in the south. The marshlands in the block are similar to the transition zone areas in the Gulf of Mexico in which the Company and its partners have significant experience in seismic and drilling operations.

DRILLING AND DEVELOPMENT ACTIVITY

The venture has acquired a 595 square kilometer 3-D seismic survey over the southwestern portion of the Delta Centro Block and a 371 kilometer 2-D seismic survey to evaluate the remaining exploration potential of the block. During 1999, the Block's first exploration well, the Jarina 1-X, penetrated a thick potential reservoir sequence, but encountered no commercial hydrocarbons. The Company continues to evaluate the remaining leads on the Block, including their potential reserves and risk factors, although the block's future commerciality is uncertain. As of December 31, 1999, the Company's share of expenditures to date was $15.2 million, all of which had been included in the Venezuela cost center, and the standby letter of credit had been reduced to $7.7 million.


COMMUNITY AND COUNTRY RELATIONS

The Company has conducted a community relations program in the area, providing medical care, equipment and supplies to the Warao tribe which resides in this area.

NORTH GUBKINSKOYE, RUSSIA

GENERAL

In December 1991, the joint venture agreement forming Geoilbent among the Company (34% interest) and two Russian partners, Purneftegazgeologia and Purneftegaz (each having a 33% interest), was registered with the Ministry of Finance of the USSR. In November 1993, the agreement was registered with the Russian Agency for International Cooperation and Development. The Company believes that it has developed a good relationship with its partners and has not experienced any disagreement with its partners on major operational matters. Geoilbent may only take action through a 67% majority vote of the partners.

LOCATION AND GEOLOGY

Geoilbent develops, produces and markets crude oil from the North Gubkinskoye Field in the West Siberia region of Russia, located approximately 2,000 miles northeast of Moscow. The field, which covers an area approximately 15 miles long and 4 miles wide, has been delineated with over 60 exploratory wells (which tested 26 separate reservoirs) and is surrounded by large proven fields. The field is a large anticlinal structure with multiple pay sands. The development to date has focused on the BP 8, 9, 10, 11 and 12 reservoirs with minor development in the BP 6 and 7 reservoirs. The produced natural gas is currently being flared in accordance with environmental regulations.

DRILLING AND DEVELOPMENT ACTIVITY

Geoilbent commenced initial operations in the field during the third quarter of 1992 with the construction of a 37-mile oil pipeline and installation of temporary production facilities. During March 2000 (through March 24), approximately 77 wells were producing an average of approximately 11,800 Bbls of oil per day. The following table sets forth drilling activity and production information for each of the quarters presented:


                                                        AVERAGE DAILY
                            WELLS DRILLED        PRODUCTION FROM FIELD (BBLS)
                            -------------        ----------------------------
1997:
      First Quarter              1                            6,300
      Second Quarter             2                            6,800
      Third Quarter              1                            6,800
      Fourth Quarter             3                            6,600

1998:
      First Quarter             10                            7,600
      Second Quarter             9                            8,600
      Third Quarter              7                            9,900
      Fourth Quarter             5                            9,900

1999:
      First Quarter              5                           10,500
      Second Quarter             6                           11,400
      Third Quarter              8                           13,000
      Fourth Quarter             9                           13,200




Geoilbent contracts with third parties for drilling and completion of wells. To date, 19 previously drilled wells have been reactivated and 110 wells have been drilled in the field, with 97 wells, or 88%, completed and placed on production. Each well is drilled to an average depth of approximately 9,000 feet measured depth and 8,000 feet true vertical depth.

Oil produced from the North Gubkinskoye Field is transported to production facilities constructed and owned by Geoilbent. Oil is then transferred to Geoilbent's 37-mile pipeline which transports the oil from the North Gubkinskoye Field south to the main Russian oil pipeline network.

The current production facilities are operating at or near capacity and will need to be expanded to accommodate production increases. Geoilbent has obtained financing through a $65 million parallel loan facility (the "EBRD Credit Facility") for the development of the North Gubkinskoye Field from the European Bank for Reconstruction and Development (the "EBRD") and International Moscow Bank ("IMB"). A total of $48.5 million has been advanced from the EBRD Credit Facility as of December 31, 1999. Additional borrowing will be based on achieving certain reserve and production milestones. Geoilbent has a 2000 capital expenditure budget of approximately $34 million, of which $15 million would be used to drill 43 wells in the North Gubkinskoye Field and $19 million would be used for construction of production and other facilities. This budget will be dependent upon increased availability to draw from the EBRD Credit Facility and cash flow from operations.

CUSTOMERS AND MARKET INFORMATION

Geoilbent's 37-mile pipeline runs from the field to the main pipeline in the area where Geoilbent transfers the oil to Transneft, the state oil pipeline monopoly. Transneft then transports the oil to the western border of Russia for export sales or to various domestic locations for non-export sales. All export oil sales are handled by trading companies such as Russoil or NAFTEX Moscow. All export sales have been paid in U.S. dollars into Geoilbent's account in Moscow.

EMPLOYEES; COMMUNITY AND COUNTRY RELATIONS

Having access to the oilfield labor base in West Siberia, Geoilbent employs Russian nationals almost exclusively. Presently, there are two full-time expatriates working with Geoilbent and 501 local employees. The Company has conducted community relations programs in Russia, providing medical care, training, equipment and supplies in towns in which Geoilbent personnel reside and also for the nomadic indigenous population which resides in the area of oilfield operations.

EAST URENGOY, RUSSIA

GENERAL

Arctic Gas Company, formerly Severneftegaz, was formed in 1992 as a private company to explore and develop the Samburg and Yevo-Yakha License Blocks, which are located in the prolific Urengoy gas province of West Siberia. Under the terms of the Cooperation Agreement signed in April 1998 ("Cooperation Agreement"), the Company acquired an initial 40% interest in Arctic Gas in return for providing or arranging up to $100 million of credit financing for the project.

The Cooperation Agreement imposes restrictions on the sale and transfer of these shares subject to disbursements under the credit facility, and provides that for every $2.5 million of credit made available, 1% of the shares will be released from the restrictions on sale and transfer. As of December 31, 1999, the Company had provided $13.4 million of credit, of which approximately $12.6 million had been applied to the release of restrictions on the shares. As a result, the Company had earned the right to remove restrictions from shares representing an approximate 5% equity interest.

The Company owned a total of 59% voting shares of Arctic Gas as of December 31, 1999, of which 24% was not subject to restrictions. At December 31, 1998, the Company owned a total of 50% voting shares of Arctic Gas, of which 10% was not subject to restrictions.

LOCATION AND GEOLOGY

The Samburg and Yevo-Yakha License Blocks comprise approximately 823,000 acres and are situated nearly 1,740 miles northeast of Moscow in the Yamal-Nenets Autonomous Region of Russia. The towns and communities of Novy Urengoy, Samburg, Urengoy and Nyda are located near the two licenses. Extensive exploration drilling and testing on the Samburg and Yevo-Yakha licenses has resulted in the discovery of major reserves of gas, condensate and oil. The primary reservoirs of these fields are currently being produced in both the adjacent Urengoy Field and Rospan Block. These reserves represent strategic resources for Russian domestic energy in addition to being a high quality export product. Historic production at the Urengoy Field is now on decline, and the undeveloped reserves discovered on the adjacent Arctic Gas and Rospan Blocks are of interest to Gazprom and Russia as replacement for the production that is being lost at Urengoy.

The Samburg and Yevo-Yakha License Blocks are located within the West Siberian Basin, the world's largest sedimentary basin, which contains nearly one third of the world's proved and probable gas reserves. Both license blocks occur on the eastern flank of the giant Urengoy gas field, which currently produces hydrocarbons from cenomanian reservoirs.

DRILLING AND DEVELOPMENT ACTIVITY

Arctic Gas has recently reactivated one previously drilled oil well and is working on a second in the Samburg Field. Oil is being trucked to storage facilities where it is collected for sales. Approximately 550 Bbls of oil per day are being produced in this fashion. Proceeds from oil sales are intended to help cover a portion of the operating and administrative costs of Arctic Gas.

The planning for a Samburg natural gas pilot development project is underway. The pilot project calls for the the drilling of new wells, installation of gas processing facilities and connection into the export pipeline system. Due to their proximity to the Urengoy Field and its existing infrastructure, both of Arctic Gas's blocks are well situated for fast track development. Preliminary agreements are already in place between Arctic Gas and Gazprom to allow access to existing gas and condensate pipelines and facilities that could result in product sales to European markets. The Arctic Gas blocks are located in the heart of Urengoy/Yamburg producing and support infrastructure region. Natural gas export trunklines are located 11 kilometers from the blocks. Discussions are underway with Gazprom concerning the transportation of Arctic Gas's gas, as well as with various parties concerning the export and marketing of the gas. Gazprom has granted Arctic Gas access to its transportation system beginning in the third quarter of 2001 for gas sales from the blocks to certain customers in the former Soviet Union The blocks are also close to railroads for possible liquids transportation.

Further development activities are subject to the Company's ability to provide or arrange further funding.

EMPLOYEES

Presently, there is one full-time expatriate working with Arctic Gas and 73 local employees.

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

LOCATION AND GEOLOGY

The WAB-21 Contract Area (the "Contract Area") is located approximately 50 miles southeast of the Dai Hung (Big Bear) Oil Field. The block is adjacent to British Petroleum's recent giant gas discovery at Lan Tay (Red Orchid) and 100 miles north of Exxon's Natuna Discovery. The Contract Area covers several similar structural trends each with potential for large hydrocarbon reserves in possible multiple pay zones.

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

The nearby Nansha Islands were formally placed under Chinese administration during the Ming Dynasty (1368-1644 AD). In 1883, Germans were banned from geologically surveying the area by the Qing court, based on Chinese sovereignty over the region. Since the establishment of Chinese government jurisdiction over the area several hundred years ago, the Nansha Islands have long been recognized as being Chinese territory. Additionally, Russian and Vietnamese maps have historically shown this area as Chinese. Significantly, even Vietnam recognized China's sovereignty of the islands from 1956 until 1975. Vietnam's former Premier Van Dong acknowledged China's Nansha Islands sovereignty in a diplomatic note in 1958.

In April 1994, a Chinese seismic survey ship was intercepted by Vietnamese boats in the Contract Area while attempting to conduct seismic acquisition operations. The Chinese ship returned to its port without commencing its seismic work program. China subsequently denounced Vietnam's action.

Since 1994 China has maintained publicly that it is willing to discuss the joint development of the Contract Area with the Vietnamese government. However, Vietnam has granted exploration and development rights to parts of the Contract Area to Conoco Inc. Recently, high level discussions between officials of CNOOC and PetroVietnam have resulted in preliminary agreements on resolving territorial disputes in nearby areas, although there is no certainty of timing or the outcome of such discussions. Significant progress has been made in the disputed Hainan Island/Gulf of Tonkin Area, and it is hoped that similar steps will be taken to resolve the issues outstanding in the South China Sea. Exploration activities in the area will be subject to the resolution of the disputes. The Company has recorded no reserves attributable to this petroleum contract.

DRILLING AND DEVELOPMENT ACTIVITY

Due to the sovereignty issues, the Company has been unable to pursue an aggressive exploration program during phase one of the contract. As a result, extensions have been obtained by the Company, with the current extension in effect until June 2001. China and Vietnam are now engaged in discussions to resolve the territorial dispute, although there is no certainty of timing or the outcome of such discussions. The Company plans to acquire a 7,705-mile 2-D seismic survey covering the entire block. This seismic survey will cost an estimated $8 million and will enable a full evaluation of the potential for hydrocarbon traps in advance of committing to the next phase. The petroleum contract provides that once phase one is complete, an optional phase two may be entered upon relinquishment of 25% of the block. The phase two exploration commitment consists of an exploratory well drilled to 6,562 feet (2,000 meters) for a minimum commitment of $2 million followed by a 10% relinquishment within six months of completion of the well.

QINGSHUI BLOCK, CHINA

GENERAL

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited, ("Shell"), whereby the Company acquired a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell had entered into a petroleum contract with the China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. The deep rights are below 3,300 and 3,500 meters. The contract provided for a three-phase exploration program. Shell was the operator of the project.

Pursuant to the petroleum contract, the first exploration period commenced November 1, 1996. Pursuant to the terms of the contract, a nine-month study phase required a work commitment to evaluate the deep potential of the block, with an expected minimum expenditure of $3 million. During the remainder of the first exploration phase and prior to November 1, 1999, Shell was required to drill and complete one exploratory well to a depth of 4,500 meters, with a minimum expenditure of $8 million.

Pursuant to the farmout agreement between Shell and the Company, the Company would earn 50% of Shell's working interest in the block. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4 million ($2 million to the Company). In addition, the Company agreed to pay 100% of the first $8 million of the costs for the phase one exploration period.

DRILLING AND DEVELOPMENT ACTIVITY

During 1999, the first exploratory well on the Qingshui Block was drilled to a total depth of 4,500 meters, and two reservoirs, the Sha-2 and Sha-3, were tested. Although hydrocarbons were encountered during drilling of the Qing Deep 22, Benton and operator Shell concluded in the third quarter of 1999 that the well was non-commercial. As a result, the Company elected not to continue to the second exploration phase and has relinquished its interest in the Block. Accordingly, the Company recognized a write-down of the capitalized cost related to the farmout agreement of $12.6 million in the third quarter of 1999.


SANTA BARBARA COUNTY, CALIFORNIA

GENERAL

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases ("California Leases") from Molino Energy Company, LLC ("Molino Energy"), which held 100% of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40% participation interest in the California Leases, the Company became the operator of the project and paid 100% of the first $3.7 million and 53% of the remainder of the costs of the first well drilled on the block.

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

DRILLING AND DEVELOPMENT ACTIVITY

During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. In November 1998, the Company entered into an agreement to acquire Molino Energy's interest in the California Leases in exchange for the release of its joint interest billing obligations, but the transaction has not yet been finalized. In the fourth quarter of 1999, the Company decided to focus its capital expenditures on existing producing properties and fulfilling work commitments associated with its other properties. Because the Company currently has no firm approved plans to continue drilling on the California Leases and the 2199 #7 exploratory well did not result in commercial reserves, the Company wrote off all of the capitalized costs associated with the California Leases of $9.2 million and the joint interest receivable of $3.1 million due from Molino Energy at December 31, 1999.

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

LOCATION AND GEOLOGY

The Sirhan Block in southeastern Jordan consists of approximately 1.2 million acres (4,827 square kilometers). This block is located in the Sirhan Basin adjacent to the Jordan-Saudi Arabia border. One existing well on the block tested light oil at low rates and several additional wells encountered thick zones with indications of gas.

DRILLING AND DEVELOPMENT ACTIVITY

During 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 well tested significant, but non-commercial amounts of gas; the WS-10 well resulted in no commercial amounts of hydrocarbons. Therefore, at December 31, 1998, the Company wrote down $3.7 million in capitalized costs incurred to date related to the PSA. During 1999, the Company incurred an additional $0.3 million in capitalized costs, which were written off at December 31, 1999 as a result of the Company's decision to minimize capital expenditures to those that were necessary in order to maintain currently producing properties. The Company will continue to reprocess and remap seismic data and conduct geological studies on the block through May 2000.


SENEGAL, AFRICA

GENERAL

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. The Company's $5.4 million work commitment on the Thies Block consisted of hooking up the existing well, drilling two additional wells and constructing a 41-kilometer (approximately 25-mile) gas pipeline to Senegal's main electric generating facility near Dakar.

Additionally, the Company obtained the exclusive right to evaluate approximately
7.5 million acres of Senegal's entire near-offshore holdings, which have been partitioned into six separate blocks. This includes the joint area shared between Senegal and Guinea-Bissau and comprises portions of the Dome Flore block. The Company was obligated to spend $1 million to reprocess and evaluate existing seismic data, after which it may elect to proceed with further operations on any or all of the blocks.

DRILLING AND DEVELOPMENT ACTIVITY

The Company reprocessed 1,565 kilometers of 2-D seismic data on the Thies Block prior to making a reinterpretation of the existing discoveries and planning an exploration program. In the offshore areas, the Company reprocessed and/or migrated and filtered approximately 32,000 kilometers of 2-D seismic data out of a total data set in excess of 35,000 kilometers.

In October 1999, the Company entered into an agreement with First Seismic Corporation ("First Seismic") whereby the Company, upon receiving a release from Petrosen of its remaining work commitment, transferred its entire working interests in the Theis Block and paid $0.7 million to First Seismic in exchange for 135,000 series B preferred shares of First Seismic. The Company performed a valuation of the securities at the date of the agreement with First Seismic and concluded that the securities had a de minimis fair value. Accordingly, the Company has not assigned any cost to the securities. For the year ended December 31, 1999, the Company recorded a write-down of $1.6 million comprised of $0.9 million of previously capitalized costs and $0.7 million of payment to First Seismic. At December 31, 1999, the Company evaluated the securities and believes that the fair value of the securities has not changed since the date of the agreement.

In late 1999, the Company elected to not continue with the evaluation of, and has relinquished its interest in, the near-offshore acreage and, accordingly, recognized a write-down of the capitalized costs related to the acreage of $1.5 million.

RESERVES

The following table sets forth information regarding estimates of proved reserves at December 31, 1999 prepared by the Company and audited by Huddleston & Co., Inc., independent petroleum engineers:

                                            CRUDE OIL AND CONDENSATE (MBBLS)
                                      --------------------------------------------
                                      DEVELOPED         UNDEVELOPED          TOTAL
                                      ---------         -----------          -----
            Venezuela(1)                53,695             54,274           107,969
            Russia(2)                   15,120             25,009            40,129
                                        ------             ------           -------
            Total                       68,815             79,283           148,098
                                        ======             ======           =======


(1) Includes reserve information net of a 20% deduction for the minority interest in Benton-Vinccler. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and PDVSA, under which all mineral rights are owned by the Government of Venezuela. See "--South Monagas Unit, Venezuela."

(2) Although the Company estimates that there are substantial natural gas reserves in the North Gubkinskoye Field, no natural gas reserves have been recorded because of a lack of a ready market.

Estimates of commercially recoverable oil and gas reserves and of the future net cash flows derived therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, comparison with other producing properties, the assumed effects of regulation by governmental agencies and assumptions concerning future operating costs, severance and excise taxes, export tariffs, abandonment costs, development costs and workover and remedial costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and various classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the commercially recoverable reserves of oil attributable to any particular property or group of properties, the classification, cost and risk of recovering such reserves and estimates of the future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times may vary substantially. The difficulty of making precise estimates is accentuated by the fact that 53% of the Company's total proved reserves were undeveloped as of December 31, 1999. Therefore, the Company's actual production, oil sales, severance and excise taxes, export tariffs, development expenditures, workover and remedial expenditures, abandonment expenditures and operating expenditures with respect to its reserves will likely vary from estimates, and such variances may be material. Reserve estimates are not constrained by the availability of the capital resources required to finance the estimated development and operating expenditures.

In addition, actual future net cash flows will be affected by factors such as actual production, supply and demand for oil, availability and capacity of gathering systems and pipelines, changes in governmental regulations or taxation and the impact of inflation on costs. The timing of actual future net oil sales from proved reserves, and thus their actual present value, can be affected by the timing of the incurrence of expenditures in connection with development of oil and gas properties. The 10% discount factor, which is required by the Securities and Exchange Commission to be used to calculate present value for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted present value, no matter what discount rate is used, is materially affected by assumptions as to the amount and timing of future production, which assumptions may and often do prove to be inaccurate. For the period ending December 31, 1999, the Company reported $744.9 million of discounted future net cash flows before income taxes from proved reserves based on the Commission's required calculations.

PRODUCTION, PRICES AND LIFTING COST SUMMARY

The following table sets forth by country net production, average sales prices and average lifting costs of the Company for the years ended December 31, 1999, 1998 and 1997:


                                                                      YEARS ENDED DECEMBER
                                                          ---------------------------------------------
                                                              1999            1998            1997
                                                          -------------   -------------   -------------
       VENEZUELA (1)
            Net Crude Oil Production (Bbls)                  9,666,958      12,172,352      15,394,807
            Average Crude Oil Sales Price ($ per Bbl)           $ 9.21          $ 6.75          $10.01
            Average Lifting Costs ($ per Bbl)                   $ 4.00          $ 3.21           $2.24

       RUSSIA (2)
            Net Crude Oil Production (Bbls)                  1,451,000         923,602         880,148
            Average Crude Oil Sales Price ($ per Bbl)           $ 7.59          $ 8.72          $11.28
            Average Lifting Costs ($ per Bbl)                   $ 3.32          $ 6.09           $8.35


(1) The presentation for Venezuela includes 100% of the production, without deduction for minority interest.

(2) Geoilbent (34% owned by the Company) and Arctic Gas Company (24% and 10% ownership not subject to certain sale and transfer restrictions at December 31, 1999 and 1998, respectively), which are accounted for under the equity method, have been included at their respective ownership interest in the consolidated financial statements based on a fiscal period ending September 30 and, accordingly, results of operations for oil and gas producing activities in Russia reflect the years ended September 30, 1999, 1998 and 1997 for Geoilbent and the year ended September 30, 1999 for Arctic Gas.

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

VENEZUELA

Venezuela requires environmental and other permits for certain operations conducted in oil field development, such as site construction, drilling, and seismic activities. As a contractor to PDVSA, Benton-Vinccler submits capital and operating budgets to PDVSA for approval. Capital expenditures to comply with Venezuelan environmental regulations relating to the reinjection of gas in the field and water disposal were $3.6 million in 1999 and are expected to be $7.7 million in 2000. Benton-Vinccler also submits requests for permits for drilling, seismic and operating activities to PDVSA, which then obtains such permits from the Ministry of Energy and Mines and Ministry of Environment, as required. Benton-Vinccler is also subject to income, municipal and value added taxes, and must file certain monthly and annual compliance reports to the national tax administration and to various municipalities.


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

DRILLING, ACQUISITION AND FINDING COSTS

During the years ended December 31, 1999, 1998 and 1997, the Company spent approximately $25 million, $111 million and $109 million, respectively, for acquisitions of leases and producing properties, development and exploratory drilling, production facilities and additional development activities such as workovers and recompletions.

The Company has drilled or participated in the drilling of wells as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------
                                               1999                         1998                           1997
                                    ---------------------------   --------------------------    ---------------------------
                                       GROSS           NET           GROSS           NET           GROSS           NET
                                    ------------   ------------   ------------   ------------   ------------   ------------
WELLS DRILLED:
    Exploratory:
         Crude oil                        -              -              -              -              -              -
         Natural gas                      -              -              -              -              -              -
         Dry holes                        3           1.60              -              -              -              -
    Development:
         Crude oil                       28           9.18             46          22.54             31         22.040
         Natural gas                      -              -              -              -              -              -
         Dry holes                        -              -              -              -              1           .340
                                     -------       --------         ------       --------        -------      ---------
TOTAL                                    31          10.78             46          22.54             32         22.380
                                     =======       ========         ======       ========        =======      =========

AVERAGE DEPTH OF WELLS (FEET)                        9,092                         7,934                         6,659
PRODUCING WELLS (1):
         Crude Oil                      181        108.000            159         97.300            124         78.960
         Natural Gas                      -              -              -              -              -              -



(1) The information related to producing wells reflects wells the Company drilled, wells the Company participated in drilling and producing wells the Company acquired.

At March 24, 2000, the Company was participating in the drilling of 1 well in Venezuela and 5 wells in Russia.

All of the Company's drilling activities are conducted on a contract basis with independent drilling contractors. The Company does not own any drilling equipment.

From commencement of operations through December 31, 1999, the Company added, net of production and property sales, approximately 171.4 MMBOE of proved reserves through purchases of reserves-in-place, discoveries of oil and natural gas reserves, extensions of existing producing fields and revisions of previously estimated reserves, for which the finding costs were $2.14 per BOE. The Company's estimate of future development costs for its undeveloped proved reserves at December 31, 1999 was $1.68 BOE. The estimated future development costs are based upon the Company's anticipated cost of developing its non-producing proved reserves, which costs are calculated using historical costs for similar activities.


ACREAGE

The following table summarizes the developed and undeveloped acreage owned, leased or under concession as of December 31, 1999:

                                                      DEVELOPED                        UNDEVELOPED
                                            ------------------------------   --------------------------------
                                                GROSS            NET             GROSS              NET
                                            --------------   -------------   --------------    --------------
                Venezuela                        8,474           6,779            674,664           277,084
                Russia                          37,980          13,686          1,572,017           742,780
                China                                -               -          7,470,080         7,470,080
                Jordan                               -                          1,192,752         1,192,752
                United States                        -               -             12,340            12,340
                                              --------        --------         ----------        ----------
                Total                           46,454          20,465         10,921,853         9,695,036
                                              ========        ========         ==========        ==========


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

EMPLOYEES AND CONSULTANTS

At December 31, 1999, the Company had 63 employees augmented from time to time with independent consultants, as required. Benton-Vinccler had 155 employees, Geoilbent 501 employees and Arctic Gas 73 employees.

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

      STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS. The "Standardized Measure of Future Net Cash Flows" is a method of determining the present value of Proved Reserves. The future net oil sales from Proved Reserves are estimated assuming that oil and gas prices and production costs remain constant. The resulting stream of oil sales is then discounted at the rate of 10% per year to obtain a present value.

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


ITEM 2.  PROPERTIES

The Company has entered into a 15-year lease agreement for office space in Carpinteria, California. The Company has leased 50,000 square feet for approximately $74,000 per month with annual rent adjustments based on certain changes in the Consumer Price Index. The Company has entered into a sublease agreement for the office space that will not be immediately needed for operations. The Company has also entered into a sublease agreement for the office space that it previously occupied. Rents for the subleases approximate the Company's lease costs of these facilities. For information concerning the location and character of the Company's oil and gas properties and interests, see Item 1.

ITEM 3.  LEGAL PROCEEDINGS

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana against the Company and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of certain West Cote Blanche Bay properties for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that Tesla was insolvent at the time of its acquisition of the properties, and that it paid a price in excess of the fair value of the property. A trial date has been scheduled for April 25, 2000 and discovery is complete, unless reopened by the court. The Company intends to vigorously contest the suit, and in management's opinion it is too early to assess the probability of an unfavorable outcome.

In 1996, 1997 and November 1998, the Company made certain unsecured loans to its then-Chief Executive Officer, A. E. Benton. Each of these loans was evidenced by a promissory note bearing interest at the rate of 6% per annum. At December 31, 1997 and September 30, 1998, the aggregate outstanding amounts of the loans were $2.0 million and $4.4 million, respectively. In the fourth quarter of 1998, the Company loaned Mr. Benton an additional $1.1 million to enable him to pay in full certain margin account obligations owed to third parties which had obtained a pledge from Mr. Benton of his shares of Company stock. The Company then obtained a security interest in those shares of stock, certain personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to the Company by Mr. Benton exceeded the value of the Company's collateral, due to the decline in the price of the Company's stock. As a result, the Company recorded an allowance for doubtful accounts of $2.9 million. The portion of the note secured by the Company's stock and stock options, $2.1 million, was presented on the Balance Sheet as a reduction from Stockhoders' Equity at December 31, 1998. In August 1999, Mr. Benton filed a Chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. The Company recorded an additional $2.8 million allowance for doubtful accounts for the remaining principal and accrued interest owed to the Company at June 30, 1999, and continues to record additional allowances as interest accrues ($0.2 million for the period July 1, 1999 to December 31, 1999). Measuring the amount of the allowances requires judgements and estimates, and the amount eventually realized may differ from the estimate.

In February 2000, the Company entered into a Separation Agreement and a Consulting Agreement with Mr. Benton, pursuant to which the Company retained Mr. Benton as an independent contractor to perform certain services for the Company. At the same time, Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provides for the full repayment of the Company's loans to Mr. Benton, including all principal and accrued and accruing interest at the rate of 6% per annum. Under the proposed plan, which the Company anticipates will be submitted to the bankruptcy court in the second quarter of 2000, the Company will retain its security interest in Mr. Benton's 600,000 shares of the Company's stock and in his stock options, and in a portion of certain proceeds of his Consulting Agreement. Repayment of the Company's loans to Mr. Benton will be achieved through Mr. Benton's liquidation of certain real and personal property assets; a phased liquidation of Company stock resulting from Mr. Benton's exercise of his Company stock options; and, if necessary, from the retained interest in the portion of the Consulting Agreement's proceeds. The amount eventually realized by the Company and the timing of its receipt of payments will depend upon the timing and results of the liquidation of Mr. Benton's assets.

In the normal course of the Company's business, there are various other legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended December 31, 1999, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Company's Common Stock has traded on the New York Stock Exchange ("NYSE") since April 29, 1997 under the symbol "BNO." As of December 31, 1999, there were 29,576,966 shares of Common Stock outstanding held of record by approximately 1,025 stockholders. The following table sets forth the high and low sales prices for the Company's Common Stock reported by the NYSE.


     YEAR               QUARTER                  HIGH           LOW
    ------        -------------------           ------         -----
     1998
                  First quarter                 $13.69         $9.75
                  Second quarter                 13.50          7.38
                  Third quarter                  10.75          4.69
                  Fourth quarter                  6.25          2.44
     1999
                  First quarter                   5.19          1.94
                  Second quarter                  4.38          1.88
                  Third quarter                   3.13          1.50
                  Fourth quarter                  2.75          1.44


On March 24, 2000, the last sales price for the Common Stock as reported by NYSE was $3.00 per share.

The Company's policy is to retain its earnings to support the growth of the Company's business. Accordingly, the Board of Directors of the Company has never declared cash dividends on its Common Stock. The Company's indentures currently restrict the declaration and payment of any cash dividends.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA (2)

The following selected consolidated financial data for the Company for each of the five years in the period ended December 31, 1999, are derived from the Company's audited consolidated financial statements. The consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

                                                                                  YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------------------
                                                               1999           1998           1997         1996         1995
                                                             ---------      ---------      --------     --------     -------
                                                                     (amounts in thousands, except per share data)
STATEMENT OF OPERATIONS:
Total revenues, other income and equity earnings             $ 101,959      $  92,899      $167,818     $154,096     $59,684
Operating expenses                                              39,393         40,066        35,184       18,255       7,925
Depletion, depreciation and amortization                        16,519         33,157        44,513       31,778      15,898
Write-down of oil and gas properties and impairments            25,891        193,893            --           --          --
General and administrative expense                              25,969         21,485        17,676       15,268       7,840
Taxes other than on income                                       3,201          3,177         4,724        2,487       1,018
Interest expense                                                29,247         32,007        24,082       15,578       7,296
Partnership exchange expenses                                       --             --            --        2,140          --
Litigation settlement expenses                                      --             --            --           --       1,673
                                                             ---------      ---------      --------     --------     -------
Income (loss) before income taxes, minority
     interest and extraordinary charge                         (38,261)      (230,886)       41,639       68,590      18,034
Income tax expense (benefit)                                    (6,914)       (24,411)       17,257       20,249       2,139
                                                             ---------      ---------      --------     --------     -------
Income (loss) before minority interest and
     extraordinary charge                                      (31,347)      (206,475)       24,382       48,341      15,895
Minority interest                                                  937        (22,895)        6,333        9,984       5,304
                                                             ---------      ---------      --------     --------     -------
Income (loss) before extraordinary charge                      (32,284)      (183,580)       18,049       38,357      10,591
Extraordinary charge for early retirement of
     debt, net of tax benefit of $879                               --             --            --       10,075          --
                                                             ---------      ---------      --------     --------     -------
Net income (loss)                                            $ (32,284)     $(183,580)     $ 18,049     $ 28,282     $10,591
                                                             =========      =========      ========     ========     =======
Net income (loss) per common share:
     Basic:
           Income (loss) before extraordinary
               charge                                        $   (1.09)     $   (6.21)     $   0.62     $   1.42     $  0.42
           Extraordinary charge                                     --             --            --         0.38          --
                                                             ---------      ---------      --------     --------     -------
           Net income (loss)                                 $   (1.09)     $   (6.21)     $   0.62     $   1.04     $  0.42
                                                             =========      =========      ========     ========     =======
     Diluted:
           Income (loss) before extraordinary
               charge                                        $   (1.09)     $   (6.21)     $   0.59     $   1.29     $  0.40
           Extraordinary charge                                     --             --            --         0.34          --
                                                             ---------      ---------      --------     --------     -------
           Net income (loss)                                 $   (1.09)     $   (6.21)     $   0.59     $   0.95     $  0.40
                                                             =========      =========      ========     ========     =======
Weighted average common shares outstanding
     Basic                                                      29,577         29,554        29,119       27,088      25,084
     Diluted                                                    29,577         29,554        30,834       29,813      26,673



                                                                                     AT DECEMBER 31,
                                                             ---------------------------------------------------------------
                                                               1999           1998           1997         1996         1995
                                                             ---------      ---------      --------     --------     -------
BALANCE SHEET DATA:                                                              (amounts in thousands)
Working capital                                               $32,093        $60,927       $174,759     $106,051     $    949
Total assets                                                  276,311        324,363        573,599      425,810      208,478
Long-term obligation, net of current portion                  264,575        280,002        280,016      175,028       49,486
Stockholders' equity (deficit) (1)                            (17,178)        12,989        197,732      174,899      103,681



(1)     No cash dividends were paid during any period presented.

(2) As discussed in Note 1 to the Financial Statements, the Company changed its method of reporting its investment in Geoilbent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company includes the results of operations of Benton-Vinccler in its consolidated financial statements and reflects the 20% ownership interest of Vinccler as a minority interest. Geoilbent and Arctic Gas have been included in the consolidated financial statements based on a fiscal period ending September
30. Results of operations for Geoilbent reflect the twelve months ended September 30, 1997, 1998 and 1999 and the results of operations for Arctic Gas reflect the twelve months ended September 30, 1999. The Company's investment in Geoilbent and Arctic Gas is accounted for using the equity method. Oil and gas reserve information reflects the Company's 34% ownership interest of Geoilbent and its unrestricted 24% ownership interest of Arctic Gas.

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

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has not used derivative or hedging instruments since 1996, but may consider hedging some portion of its oil production in the future. The Company does not believe, however, that the adoption of SFAS 133 will have a material effect on its results of operations or financial position.

The following discussion of the results of operations and financial condition as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999, respectively, should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto.

RESULTS OF OPERATIONS

The Company's results of operations for the year ended December 31, 1999, reflected the results for Benton-Vinccler, C.A. in Venezuela, which accounted for 100% of the Company's production and oil sales revenue. As a result of increases in world crude oil prices which were partially offset by lower production from the South Monagas Unit, oil sales in Venezuela were 8% higher in 1999 compared to 1998 with a 36% increase in realized fees per Bbl (from $6.75 in 1998 to $9.21 in 1999) and a 21% decrease in oil sales quantities (from 12,172,352 Bbls of oil in 1998 to 9,666,958 Bbls of oil in 1999). Operating expenses on the South Monagas Unit stabilized during 1999. Additionally, during 1999 the Company recognized $25.9 million in impairment of capitalized costs associated with exploration activities in California, China, Senegal and Jordan.

The following table presents selected expense items as a percentage of oil sales:

                                                          1999       1998       1997
                                                         ------     ------     ------

         Operating expenses                              44.2%        48.7%     22.8%
         Depletion, depreciation and amortization        18.5         40.3      28.9
         General and administrative                      29.2         26.1      11.5
         Taxes other than on income                       3.6          3.9       3.1
         Interest                                        32.8         38.9      15.6


YEARS ENDED DECEMBER 31, 1999 AND 1998

The Company had revenues, other income and equity earnings of $102.0 million for the year ended December 31, 1999. Expenses incurred during the period consisted of operating expenses of $39.4 million, depletion, depreciation and amortization expense of $16.5 million, write-down of oil and gas properties and impairments of $25.9 million, general and administrative expense of $26.0 million, taxes other than on income of $3.2 million, interest expense of $29.2 million, income tax benefit of $6.9 million and a minority interest of $0.9 million. Net loss for the period was $32.3 million or $1.09 per share (diluted).

By comparison, the Company had revenues, other income and equity earnings of $92.9 million for the year ended December 31, 1998. Expenses incurred during the period consisted of operating expenses of $40.1 million, depletion, depreciation and amortization expense of $33.2 million, write-down of oil and gas properties and impairments of $193.9 million, general and administrative expense of $21.5 million, taxes other than on income of $3.2 million, interest expense of $32.0 million, income tax benefit of $24.4 million and a minority interest reduction of $22.9 million. Net loss for the period was $183.6 million or $6.21 per share (diluted).

Revenues, other income and equity earnings increased $9.1 million, or 10%, during the year ended December 31, 1999 compared to the corresponding period of 1998 primarily due to increased oil sales revenue in Venezuela as a result of increases in world crude oil prices substantially offset by a 21% decrease in oil sales quantities. Sales quantities for the year ended December 31, 1999 from Venezuela were 9,666,958 Bbls compared to 12,172,352 Bbls for the year ended December 31, 1998. Prices for crude oil per Bbl averaged $9.21 (pursuant to terms of an operating service agreement) from Venezuela for the year ended December 31, 1999 compared to $6.75 for the year ended December 31, 1998. Investment earnings and other decreased $5.0 million in 1999 compared to 1998 primarily due to a reduction in marketable securities in 1999. Revenues, other income and equity earnings were increased by the equity in earnings of affiliated companies of $2.9 million in 1999 compared to equity in losses of affiliated companies of $5.1 million in 1998.

Operating expenses decreased $0.7 million, or 2%, during the year ended December 31, 1999 compared to 1998 primarily due to a stabilization of operating expenses in Venezuela. Depletion, depreciation and amortization decreased $16.7 million, or 50%, during the year ended December 31, 1999 compared to the corresponding period of 1998 primarily due to write-downs of oil and gas properties in Venezuela in 1998. Depletion expense per BOE produced from Venezuela during the year ended December 31, 1999 was $1.53 compared to $2.62 during the previous year. Additionally, the Company recognized $25.9 million of impairment expense in 1999 associated with exploration activities in California, China, Senegal and Jordan. General and administrative expenses increased $4.5 million, or 21%, during the year ended December 31, 1999 compared to 1998 primarily due to costs associated with the Company's reduction in force, increased consulting and legal fees, the write off of the joint interest receivable of $3.1 million due from Molino Energy at December 31, 1999 associated with the California Leases and an allowance for doubtful accounts related to amounts owed to the Company by its former Chief Executive Officer (see Note 15 of Notes to the Consolidated Financial Statements). Taxes other than on income were unchanged in 1999 compared to 1998. Interest expense decreased $2.8 million, or 9%, in 1999 compared to 1998 primarily due to capitalized interest. Income tax benefit decreased $17.5 million, or 72%, during the year ended December 31, 1999 compared to 1998 primarily due to increased taxable income in Venezuela. The net income attributable to the minority interest increased $23.8 million, or 104%, for 1999 compared to 1998 as a result of the increased profitability of Benton-Vinccler's operations in Venezuela.

In an effort to reduce general and administrative expenses, the Company reduced its administrative and technical staff in Carpinteria by 10 persons in October 1999. In connection with the reduction in staff, the Company recorded termination benefits expense of $0.8 million that are payable from October 1999 through September 2000. The unpaid portion of these benefits of $0.4 million is included in Accrued Expenses at December 31, 1999. As a result of these reductions, the Company anticipates reduced annual employee costs of approximately $1.2 million beginning in the first quarter of 2000.

YEARS ENDED DECEMBER 31, 1998 AND 1997

The Company had revenues, other income and equity earnings of $92.9 million for the year ended December 31, 1998. Expenses incurred during the period consisted of operating expenses of $40.1 million, depletion, depreciation and amortization expense of $33.2 million, write-down of oil and gas properties and impairments of $193.9 million, general and administrative expense of $21.5 million, taxes other than on income of $3.2 million, interest expense of $32.0 million, income tax benefit of $24.4 million and a minority interest reduction of $22.9 million. Net loss for the period was $183.6 million or $6.21 per share (diluted).

By comparison, the Company had revenues, other income and equity earnings of $167.8 million for the year ended December 31, 1997. Expenses incurred during the period consisted of operating expenses of $35.2 million, depletion, depreciation and amortization expense of $44.5 million, general and administrative expense of $17.7 million, taxes other than on income of $4.7 million, interest expense of $24.1 million, income tax expense of $17.3 million and a minority interest of $6.3 million. Net income for the period was $18.0 million or $0.59 per share (diluted).

Revenues, other income and equity earnings decreased $74.9 million, or 45%, during the year ended December 31, 1998 compared to the corresponding period of 1997 primarily due to decreased oil sales revenue in Venezuela as a result of declines in world crude oil prices and a 21% decrease in oil sales quantities due largely to operational problems with certain high volume wells. Sales quantities for the year ended December 31, 1998 from Venezuela were 12,172,352 Bbls compared to 15,394,807 Bbls for the year ended December 31, 1997. Prices for crude oil per Bbl averaged $6.75 (pursuant to terms of an operating service agreement) from Venezuela for the year ended December 31, 1998 compared to $10.01 for the year ended December 31, 1997. Revenues, other income and equity earnings for 1998 were decreased by the equity in losses of affiliated companies of $5.1 million compared to equity in losses of affiliated companies of $0.8 million in 1997.

Operating expenses increased $4.9 million, or 14%, during the year ended December 31, 1998 compared to 1997 primarily due to continuing maturation of the Uracoa oil field in Venezuela resulting in higher water handling, gas handling, workover, transportation and chemical costs. The increase was partially offset by reduced oil production in Venezuela. Depletion, depreciation and amortization decreased $11.3 million, or 25%, during the year ended December 31, 1998 compared to the corresponding period of 1997 primarily due to write-downs of oil and gas properties and reduced oil sales in Venezuela in 1998, partially offset by increased capital requirements in Venezuela. Depletion expense per BOE produced from Venezuela during the year ended December 31, 1998 was $2.62 compared to $2.83 during the previous year. Additionally, the Company recognized write-downs of oil and gas properties during 1998 in the Venezuela cost center of $187.8 million pursuant to the ceiling limitation prescribed by the full cost method of accounting. The write-downs were a result of the effect of declines in world crude oil prices on the prices realized by the Company for its Venezuelan oil sales. The Company also recognized $6.1 million of impairment expense associated with certain exploration activities. General and administrative expenses increased $3.8 million, or 21%, during the year ended December 31, 1998 compared to 1997 primarily due to an allowance for doubtful accounts related to amounts owed to the Company by its former Chief Executive Officer (see Note 15 of Notes to the Consolidated Financial Statements) and costs incurred in the Company's China operation. Taxes other than on income decreased $1.5 million, or 32%, during the year ended December 31, 1998 compared to 1997 primarily due to decreased Venezuelan municipal taxes which are a function of oil sales. Interest expense increased $7.9 million, or 33%, in 1998 compared to 1997 primarily due to the issuance of $115 million in senior unsecured notes in November 1997. Income tax expense decreased $41.7 million, or 241%, during the year ended December 31, 1998 compared to 1997 primarily due to decreased taxable income in Venezuela as a result of write-downs of oil and gas properties. The net income attributable to the minority interest decreased $29.2 million, or 463%, for 1998 compared to 1997 as a result of the decreased profitability of Benton-Vinccler's operations in Venezuela.

YEARS ENDED DECEMBER 31, 1997 AND 1996

The Company had revenues, other income and equity earnings of $167.8 million for the year ended December 31, 1997. Expenses incurred during the period consisted of operating expenses of $35.2 million, depletion, depreciation and amortization expense of $44.5 million, general and administrative expense of $17.7 million, taxes other than on income of $4.7 million, interest expense of $24.1 million, income tax expense of $17.3 million and a minority interest of $6.3 million. Net income for the period was $18.0 million or $0.59 per share (diluted).

By comparison, the Company had revenues, other income and equity earnings of $154.1 million for the year ended December 31, 1996. Expenses incurred during the period consisted of operating expenses of $18.3 million, depletion, depreciation and amortization expense of $31.8 million, general and administrative expense of $15.3 million, taxes other than on income of $2.5 million, interest expense of $15.6 million, partnership exchange expense of $2.1 million, income tax expense of $20.2 million, minority interest of $10.0 million and an extraordinary charge for early retirement of debt, net of tax benefit, of $10.1 million. Net income for the period was $28.3 million or $0.95 per share (diluted).

Revenues, other income and equity earnings increased $13.7 million, or 9%, during the year ended December 31, 1997 compared to the corresponding period of 1996 primarily due to increased oil sales in Venezuela and increased investment earnings partially offset by the gain on sale of properties in 1996. Sales quantities for the year ended December 31, 1997 from Venezuela 15,394,807 Bbls compared to 12,647,987 Bbls for the year ended December 31, 1996. Prices for crude oil per Bbl averaged $10.01 (pursuant to terms of an operating service agreement) from Venezuela for the year ended December 31, 1997 compared to $10.82 for the year ended December 31, 1996. Revenues, other income and equity earnings for 1997 were increased by a foreign exchange gain of $2.0 million compared to a gain of $1.8 million in 1996.

Operating expenses increased $16.9 million, or 92%, during the year ended December 31, 1997 compared to 1996 primarily due to continued growth of the Company's Venezuelan operations, as well as the continuing maturation of the Uracoa oil field resulting in higher water handling, gas handling, workover, transportation and chemical costs. Depletion, depreciation and amortization increased $12.7 million, or 40%, during the year ended December 31, 1997 compared to the corresponding period in 1996. Depletion expense per BOE produced from Venezuela during the year ended December 31, 1997 was $2.83 compared to $2.33 during the previous year.

General and administrative expenses increased $2.4 million, or 16% during the year ended December 31, 1997 compared to 1996 primarily due to the Company's increased corporate activity associated with the growth of the Company's business. Taxes other than on income increased $2.2 million, or 88%, during the year ended December 31, 1997 compared to 1996 primarily due to increased Venezuelan municipal taxes which are a function of oil sales. Interest expense increased $8.5 million, or 54%, in 1997 compared to 1996 primarily due to the issuance of $125 million in senior unsecured notes in May 1996 and to the issuance of $115 million in senior unsecured notes in November 1997. Income tax expense decreased $2.9 million, or 14%, during the year ended December 31, 1997 compared to 1996 primarily due to decreased taxable income in Venezuela. The net income attributable to the minority interest decreased $3.7 million, or 37%, for 1997 compared to 1996 as a result of the decreased profitability of Benton-Vinccler's operations in Venezuela.

DOMESTIC OPERATIONS

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases ("California Leases") from Molino Energy Company, LLC ("Molino Energy"), which held 100% of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40% participation interest in the California Leases, the Company became the operator of the project and paid 100% of the first $3.7 million and 53% of the remainder of the costs of the first well drilled on the block. During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. In November 1998, the Company entered into an agreement to acquire Molino Energy's interest in the California Leases in exchange for the release of its joint interest billing obligations, but the transaction has not yet been finalized. In the fourth quarter of 1999, the Company decided to focus its capital expenditures on existing producing properties and fulfilling work commitments associated with its other properties. Because the Company currently has no firm approved plans to continue drilling on the California Leases and the 2199 #7 exploratory well did not result in commercial reserves, the Company wrote off all of the capitalized costs associated with the California Leases of $9.2 million and the joint interest receivable of $3.1 million due from Molino Energy at December 31, 1999.

INTERNATIONAL OPERATIONS

As a private contractor, Benton-Vinccler is subject to a statutory income tax rate of 34%. However, Benton-Vinccler reported significantly lower effective tax rates for 1998 due to the effect of the devaluation of the Bolivar while Benton-Vinccler uses the U.S dollar as its functional currency. The effective tax rate for 1999 was lower due to a decrease in the valuation allowance. The Company cannot predict the timing or impact of future devaluations in Venezuela.

A 3-D seismic survey has been conducted over the southwestern portion of, and a 371 kilometer 2-D seismic survey has been acquired for, the Delta Centro Block in Venezuela. During 1999, the Block's first exploration well, the Jarina 1-X, penetrated a thick potential reservoir sequence, but encountered no commercial hydrocarbons. The Company and its partners continue to evaluate the remaining leads on the Block, including their potential reserves and risk factors. The total cost to the Company of acquiring the seismic data and drilling the Jarina 1-X was $15.2 million. The Company's operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.66% and income taxes of 67.7%.

Geoilbent is subject to a statutory income tax rate of 35%. Geoilbent has also been subject to various other tax burdens, including an oil export tariff which was terminated effective July 1, 1996. Excise, pipeline and other taxes (including a new oil export tariff of 15 Euros per ton ($1.97 per Bbl) introduced in 1999) continue to be levied on all oil producers and certain exporters. The Russian regulatory environment continues to be volatile, and the Company is unable to predict the impact of taxes, duties and other burdens for the future.

In December 1996, the Company acquired Benton Offshore China Company, a privately held company headquartered in Denver, Colorado. Benton Offshore China Company's principal asset is a petroleum contract with CNOOC for an area known as Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco Inc. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. Benton Offshore China Company has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. At December 31, 1999, the Company has recorded no proved reserves attributable to this petroleum contract.

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

In October 1997, the Company signed a farmout agreement with Shell whereby the Company would acquire a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell held a petroleum contract with China National Petroleum Corporation to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell will be the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4 million ($2 million to the Company). The Company also paid 100% of the first $8 million of the costs for the phase one exploration period. During the first quarter of 1999, the first exploratory well on the Qingshui Block was drilled to a total depth of 4,500 meters, and two reservoirs, the Sha-2 and Sha-3, were tested. Although hydrocarbons were encountered during drilling of the Qing Deep 22, Benton and operator Shell concluded in the third quarter of 1999 that the well was non-commerical.

In December 1997, the Company signed a memorandum of understanding with Petrosen to receive a minimum 45% working interest in and to operate the approximately one-million acre onshore Thies Block in western Senegal. In addition, the Company obtained exclusive rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea Bissau border in the south. The Company may also choose certain blocks for further data acquisition and exploration drilling. The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consisted of hooking up the existing well, drilling two additional wells and constructing a 41-kilometer (approximately 25-mile) gas pipeline to Senegal's main electric generating facility near Dakar. The Company's minimum commitment related to the offshore blocks involved seismic reprocessing to be followed by additional data acquisition and drilling at the Company's discretion.

In October 1999, the Company entered into an agreement with First Seismic Corporation ("First Seismic") whereby the Company, upon receiving a release from Petrosen of its remaining work commitment, transferred its entire working interests in the Thies Block and paid $0.7 million to First Seismic in exchange for 135,000 series B preferred shares of First Seismic. The Company performed a valuation of the securities at the date of the agreement with First Seismic and concluded that the securities had a de minimis fair value. Accordingly, the Company has not assigned any cost to the securities. For the year ended December 31, 1999, the Company recorded a write-down of $1.6 million comprised of $0.9 million of previously capitalized costs and $0.7 million of payment to First Seismic. At December 31, 1999, the Company evaluated the securities and believes that the fair value of the securities has not changed since the date of the agreement.

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha License Blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of a $100 million credit facility for the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase. The Company received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. The Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company has accounted for its interest in Arctic Gas using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent in the making of new agreements between the Company and Arctic Gas, or to the changing of any terms in any existing agreements, including the conditions upon which the restrictions on the shares could be removed, between the two such as the Cooperation Agreement and the Share Disposition Agreement.


EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

The Company's results of operations and cash flow are affected by changing oil and gas prices. However, the Company's Venezuelan oil sales are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes, which dampens both any upward and downward effects of changing prices on the Company's Venezuelan oil sales and cash flows. If the price of oil and gas increases, there could be an increase in the cost to the Company for drilling and related services because of increased demand, as well as an increase in oil sales. Fluctuations in oil and gas prices may affect the Company's total planned development activities and capital expenditure program.

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

Within the United States, inflation has had a minimal effect on the Company, but it is potentially an important factor in results of operations in Venezuela and Russia. With respect to Benton-Vinccler and Geoilbent, a significant majority of the sources of funds, including the proceeds from oil sales, the Company's contributions and credit financings, are denominated in U.S. dollars, while local transactions in Russia and Venezuela are conducted in local currency. If the rate of increase in the value of the dollar compared to the bolivar continues to be less than the rate of inflation in Venezuela, then inflation could be expected to have an adverse effect on Benton-Vinccler.

During the year ended December 31, 1999, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian ruble during periods when the Company's Venezuela-related subsidiaries and Geoilbent had substantial net monetary liabilities denominated in bolivares and rubles. During the year ended December 31, 1999, the Company's net foreign exchange gains attributable to its Venezuelan and Russian operations were $1.0 million and $0.7 million, respectively. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities for each of the years ended December 31, are summarized in the following table and discussed in further detail below:

                                                                              YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                                   (IN THOUSANDS)
                                                                        1999             1998            1997
                                                                       ------           ------          ------
         Net cash provided by (used in) operating activities          $ (1,392)         $ 2,156        $ 91,966
         Net cash provided by (used in) investing activities            20,989            4,134        (212,694)
         Net cash provided by (used in) financing activities           (15,648)            (823)        100,671
                                                                      --------          -------        --------
         Net increase (decrease) in cash                              $  3,949          $ 5,467        $(20,057)
                                                                      ========          ========       ========

At December 31, 1999, the Company had current assets of $59.6 million and current liabilities of $27.5 million, resulting in working capital of $32.1 million and current ratio of 2.17:1. This compares to the Company's working capital of $60.9 million and a current ratio of 2.97:1 at December 31, 1998. The decrease in working capital of $28.8 million was primarily due to capital expenditures at the South Monagas Unit in Venezuela, exploratory drilling and development costs in Venezuela, exploratory drilling costs in China and additional investments in and advances to Arctic Gas Company during 1999.

CASH FLOW FROM OPERATING ACTIVITIES. During 1999, net cash used in operating activities was approximately $1.4 million, and during 1998 and 1997, net cash provided by operating activities was approximately $2.2 million and $92.0 million, respectively. Cash flow from operating activities decreased by $3.6 million in 1999 due primarily to reduced collections of accrued oil sales. Cash flow from operating activities decreased by $89.8 million in 1998 primarily due to decreased oil sales from Venezuela as a result of declines in world crude oil prices and reduced sales quantities.

CASH FLOW FROM INVESTING ACTIVITIES. During 1999, 1998 and 1997, the Company had drilling and production related capital expenditures of approximately $37.0 million, $101.9 million and $106.2 million, respectively. Of the 1999 expenditures, $18.8 million was attributable to the development of the South Monagas Unit in Venezuela, $0.7 million related to the development of the Gaviota lease in Santa Barbara County, California, $7.0 million related to drilling costs on the Delta Centro Block in Venezuela, $8.4 million related to drilling costs on the Qingshui Block in China, $0.3 million related to the development of the Sirhan Block in Jordan and $1.8 million was attributable to other projects.

In August 1999, Benton-Vinccler sold its recently-constructed power generation facility located in the Uracoa field of the South Monagas Unit in Venezuela for $15.1 million. Concurrently with the sale, Benton-Vinccler entered into a long-term power purchase agreement with the purchaser of the facility to provide for the electrical needs of the field throughout the remaining term of the operating service agreement. The cost of electricity to be provided under terms of the power purchase agreement approximates that previously paid by Benton-Vinccler to local utilities. Benton-Vinccler used the proceeds from the sale to repay indebtedness that is collateralized by a time deposit of the Company. Permanent repayment of a portion of the loan allowed the Company to reduce the cash collateral for the loan thereby making such cash available for working capital needs.

As a result of the decline in oil prices, the Company instituted in 1998, and continued in 1999, a capital expenditure program to reduce expenditures to those that the Company believed were necessary to maintain current producing properties. In the second half of 1999 oil prices recovered substantially. In December 1999, the Company entered into incentive-based development alliance agreements with Schlumberger and Helmerich & Payne as part of its plans to resume development of the South Monagas Unit in Venezuela.

The Company expects its 2000 capital expenditures to be approximately $72-78 million. The Company continually assesses its 2000 capital expenditure program in view of its financial resources and of industry and commodity price changes. Its total 2000 capital expenditure requirements include approximately $65-70 million at South Monagas Unit and $7-8 million for Arctic Gas. The Company anticipates that Geoilbent will continue to fund itself through its own cash flows and credit facilities.

The Company's indentures contain provisions that restrict the manner in which the Company can invest in certain of its current operations including Geoilbent. Additionally, the Company anticipates providing or arranging loans of up to $100 million over time to Arctic Gas pursuant to an equity acquisition agreement signed in April 1998. The Company continues to evaluate funding alternatives for the loans to Arctic Gas. The Company's remaining capital commitments worldwide are relatively minimal and for the most part are substantially at the Company's discretion. The timing and size of the 2000 investments for Arctic Gas are also substantially under the Company's discretion. The Company believes it has or can obtain sufficient funding for certain of its expected capital requirements from working capital and cash flow from operations.

The Company's future financial condition and results of operations will largely depend upon prices received for its oil production and the costs of acquiring, finding, developing and producing reserves. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Company's control.

The Company believes its current cash and cash to be provided by operating activities will be sufficient to meet the Company's liquidity needs for routine operations and to service its outstanding debt through 2000, including interest obligations of approximately $29.5 million. However, if the Company's future cash requirements are greater than its financial resources, the Company intends to pursue one or more of the following alternatives: reduce its capital, operating and administrative expenditures, form strategic joint ventures or alliances with other industry partners, sell property interests, merge or combine with another entity, or issue debt or equity securities. There can be no assurance that any of the alternatives will be available on terms acceptable to the Company.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. Interest on the notes is due May 1st and November 1st of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At December 31, 1999, the Company was in compliance with all covenants of the indentures.

YEAR 2000 COMPLIANCE

The Company has completed addressing the Year 2000 issue for critical systems and applications and transitioned from 1999 to the year 2000 with no major problems reported on any critical system.

The Year 2000 problem concerned the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company began a process of assessing its information technology systems in November 1997. Substantially all of the software used at the Company's home office was upgraded in 1998 with a year 2000 compliance modification provided by the software provider at a minimal cost. The Company's Venezuelan and Russian subsidiaries installed new accounting software as part of a process improvement initiative begun in 1997. The software programs selected for installation at each location were Year 2000 compliant. All "mission critical" office business systems were Year 2000 compliant. A review of the Company's non-financial software and imbedded chip technology to assess the impact of the Year 2000 on systems such as plant flow control devices, product measurement and delivery devices and fire or other disaster-related safety systems was completed in the third quarter of 1999. All necessary testing and remediation took place prior to Year 2000.

The Company's total expenditures on its Year 2000 project were less than $100,000. These expenditures were recorded at the business unit and corporate level and were funded from cash provided by operating activities.


RISK FACTORS

In addition to the other information set forth elsewhere in this Form 10-K, the following factors should be carefully considered when evaluating the Company.

OIL PRICE DECLINES AND VOLATILITY COULD ADVERSELY AFFECT THE COMPANY'S REVENUE, CASH FLOWS AND PROFITABILITY. Prices for oil fluctuate widely. The average price received by the Company for oil in Venezuela increased from approximately $6.75 per Bbl for the year ended December 31, 1998, to $9.21 per Bbl for the year ended December 31, 1999. During the same period, the average price received by the Company for oil in Russia decreased from $8.72 per Bbl to $7.59 per Bbl. The Company's Venezuelan oil sales are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes, which dampens both any upward and downward effects of changing prices on the Company's Venezuelan oil sales and cash flows. The Company's revenues, profitability and future rate of growth depend substantially upon the prevailing prices of oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to service our debt. In addition, we may have ceiling test writedowns when prices decline. Lower prices may also reduce the amount of oil that the Company can produce economically. The Company cannot predict future oil prices. Factors that can cause this fluctuation include:

         o     relatively minor changes in the supply of and demand for oil;

         o     market uncertainty;

         o     the level of consumer product demand;

         o     weather conditions;

         o     domestic and foreign governmental regulations;

         o     the price and availability of alternative fuels;

         o political and economic conditions in oil producing countries, particularly those in the Middle East; and

         o     overall economic conditions.

THE COMPANY MAY NOT HAVE AVAILABLE FUNDING TO EXECUTE ITS DRILLING PROGRAMS. The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities and the use of cash provided by operating activities. The Company continues to examine the following alternative sources of long-term capital:

         o     sales of properties;

         o     joint venture financing;

         o     the issuance of nonrecourse production-based financing;

         o the sale of common stock, preferred stock or other equity securities;

         o     bank borrowings or the issuance of debt securities;

         o     sales of prospects and technical information.

The availability of these sources of capital will depend upon a number of factors, some of which are beyond the Company's control. These factors include general economic and financial market conditions, oil prices and the value and performance of the Company. The Company may be unable to execute its planned drilling program if it cannot obtain capital from these sources.

ESTIMATES OF OIL AND GAS RESERVES ARE UNCERTAIN AND INHERENTLY IMPRECISE. This Form 10-K contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues from such reserves. These estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

The process of estimating oil and gas reserves is complex. Such process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond its control. Actual production, revenue, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used. Such variances may be material.

At December 31, 1999, approximately 53% of the Company's estimated proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The estimates of the Company's future reserves include the assumption that it will make significant capital expenditures to develop these reserves. Although the Company has prepared estimates of its oil and gas reserves and the costs associated with these reserves in accordance with industry standards, the Company cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See Supplemental Information on Oil and Gas Producing Activities.

You should not assume that the present value of future net revenues referred to is the current market value of the Company's estimated oil and gas reserves. In accordance with Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from estimated proved reserves and their present value. In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with the Company or the oil and gas industry in general will affect the accuracy of the 10% discount factor.


LEVERAGE MATERIALLY AFFECTS OUR OPERATIONS. As of December 31, 1999, the Company's long-term debt was approximately $265 million. The Company's long-term debt represented 107% of its total capitalization at December 31, 1999. The Company's level of debt affects its operations in several important ways, including the following:

         o a significant portion of the Company's cash flow from operations is used to pay interest on borrowings;

         o the covenants contained in the indentures governing the Company's debt limit its ability to borrow additional funds or to dispose of assets;

         o the covenants contained in the indentures governing the Company's debt affect its flexibility in planning for, and reacting to, changes in business conditions;

         o the high level of debt could impair the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

         o the terms of the indentures governing the Company's debt permit its creditors to accelerate payments upon an event of default or a change of control.

A high level of debt increases the risk that the Company may default on its debt obligations. The Company's ability to meet its debt obligations and to reduce its level of debt depends on its future performance. General economic conditions and financial, business and other factors affect the Company's operations and its future performance. Many of these factors are beyond the Company's control. If the Company is unable to repay its debt at maturity out of cash on hand, it could attempt to refinance such debt, or repay such debt with the proceeds of any equity offering. Factors that will affect the Company's ability to raise cash through an offering of our capital stock or a refinancing of the Company's debt include financial market conditions and the Company's value and performance at the time of such offering or other financing. The Company cannot assure you that any such offering or refinancing can be successfully completed.

LOWER OIL AND GAS PRICES MAY CAUSE THE COMPANY TO RECORD CEILING LIMITATION WRITEDOWNS. The Company uses the full cost method of accounting to report its oil and gas operations. Accordingly, the Company capitalizes the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, the Company must charge the amount of the excess to earnings. This is called a "ceiling limitation writedown." This charge does not impact cash flow from operating activities, but does reduce stockholders' equity. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are low or volatile. In addition, writedowns may occur if the Company experiences substantial downward adjustments to its estimated proved reserves. In 1998, the Company recorded after-tax writedowns of $158.5 million ($187.8 million pre-tax). In 1999, the Company recorded no ceiling limitation writedowns. The Company cannot assure you that it will not experience ceiling limitation writedowns in the future.

THE COMPANY MAY NOT BE ABLE TO REPLACE PRODUCTION WITH NEW RESERVES. In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. The Company's reserves will decline as they are produced unless the Company acquires properties with proved reserves or conducts successful exploration and development activities. The Company's future oil production is highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. The Company may be unable to make the necessary capital investment to maintain or expand its oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. The Company cannot assure you that its future exploration, development and acquisition activities will result in additional proved reserves or that it will be able to drill productive wells at acceptable costs.

THE COMPANY'S OPERATIONS ARE SUBJECT TO NUMEROUS RISKS OF OIL AND GAS DRILLING AND PRODUCTION ACTIVITIES. Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond the Company's control. These factors include:

         o     unexpected drilling conditions;

         o     pressure or irregularities in formations;

         o     equipment failures or accidents;

         o     weather conditions; and

         o shortages in experienced labor or shortages or delays in the delivery of equipment.

The prevailing price of oil also affects the cost of and the demand for drilling rigs, production equipment and related services. The Company cannot assure you that the new wells it drills will be productive or that it will recover all or any portion of its investment. Drilling for oil and natural gas may be unprofitable. Drilling activities can result in dry wells and wells that are productive but do not produce sufficient net revenues after operating and other costs.

THE OIL AND GAS INDUSTRY EXPERIENCES NUMEROUS OPERATING RISKS. The oil and gas industry experiences numerous operating risks. These operating risks include the risk of fire, explosions, blow-outs, pump and pipe failures, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, gas leaks, pipeline ruptures or discharges of toxic gases. If any of these industry operating risks occur, the Company could have substantial losses. Substantial losses may be caused by injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with industry practice, the Company maintains insurance against some, but not all, of the risks described above. The Company cannot assure you that its insurance will be adequate to cover losses or liabilities. Also, the Company cannot predict the continued availability of insurance at premium levels that justify its purchase.

THE COMPANY'S CONCENTRATION OF ASSETS INCREASES ITS EXPOSURE TO PRODUCTION DECLINES. During 1999, the production from the South Monagas Unit in Venezuela represented approximately 87% of the Company's total daily production. The Company's production, revenue and cash flow will be adversely affected if production from the South Monagas Unit decreases significantly.

THE COMPANY'S INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY CURRENCY FLUCTUATIONS AND ECONOMIC AND POLITICAL DEVELOPMENTS. The Company has substantially all of its operations in Venezuela and Russia. The expenses of such operations are payable in local currency while most of the revenue from oil sales is paid in U.S. dollars. As a result, the Company's operations are subject to the risk of fluctuations in the relative value of the Bolivar, Ruble and U.S. dollar. The Company's foreign operations may also be adversely affected by political and economic developments, royalty and tax increases and other laws or policies in these countries, as well as U.S. policies affecting trade, taxation and investment in other countries.

COMPETITION WITHIN THE INDUSTRY MAY ADVERSELY AFFECT THE COMPANY'S OPERATIONS. The Company operates in a highly competitive environment. The Company competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties and the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than those of the Company.

THE COMPANY'S OIL AND GAS OPERATIONS ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS THAT MATERIALLY AFFECT ITS OPERATIONS. The Company's oil and gas operations are subject to various foreign governmental regulations. These regulations may be changed in response to economic or political conditions. Matters regulated include permits for discharges of wastewaters and other substances generated in connection with drilling operations, bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the Company's operations are subject to taxation policies, that in Russia have changed significantly. The Company cannot predict the ultimate cost of compliance with these requirements or their effect on its operations.

FOREIGN OPERATIONS RISK. The Company's operations in areas outside the U.S. are subject to various risks inherent in foreign operations. These risks may include, among other things, loss of revenue, property and equipment as a result of hazards such as expropriation, war, insurrection and other political risks, increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies, currency restrictions and exchange rate fluctuations and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation. To date, the Company's international operations have not been materially affected by these risks.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from adverse changes in oil and gas prices, interest rates and foreign exchange, as discussed below.

OIL AND GAS PRICES

As an independent oil and gas producer, the Company's revenue, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and condensate. The Company currently neither produces nor records reserves related to natural gas. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond the control of the Company. Historically, prices received for oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. This volatility is demonstrated by the average realizations in Venezuela, which declined from $10.01 in 1997 to $6.75 in 1998 and increased to $9.21 in 1999. From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations, but the Company has utilized no such transactions since 1996. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. The Company did not enter into any commodity hedging agreements during 1998 and 1999.


INTEREST RATES

Total long term debt of $264.6 million at December 31, 1999, included $230 million of fixed-rate senior unsecured notes maturing in 2003 ($125 million) and 2007 ($105 million). Another $34.6 million of debt is attributable to a floating-rate back-to-back loan facility wherein Benton-Vinccler pays floating-rate interest to a bank, which then pays to the Company interest on cash collateral deposited by the Company to support the loans, such interest to the Company being equal to the floating rate payment less approximately 0.375% thereby mitigating the floating-rate interest rate risk of such debt. A hypothetical 10% adverse change in the floating rate would not have had a material affect on the Company's results of operations for the fiscal year ended December 31, 1999.


FOREIGN EXCHANGE

The Company's operations are located primarily outside of the United States. In particular, the Company's current oil producing operations are located in Venezuela and Russia, countries which have had recent histories of significant inflation and devaluation. For the Venezuelan operations, oil sales are received under a contract in effect through 2012 in US dollars; expenditures are both in US dollars and local currency. For the Russian operations, a majority of the oil sales are received in US dollars; expenditures are both in US dollars and local currency, although a larger percentage of the expenditures were in local currency. The Company has utilized no currency hedging programs to mitigate any risks associated with operations in these countries, and therefore the Company's financial results are subject to favorable or unfavorable fluctuations in exchange rates and inflation in these countries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this item is included herein on pages S-1 through S-32.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                        *

ITEM 11.  EXECUTIVE COMPENSATION
                                        *

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                                        *

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                        *

* Reference is made to information under the captions "Election of Directors", "Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Index to Financial Statements:                                   Page
                                                                          ----

         Reports of Independent Accountants .............................. S-1

         Consolidated Balance Sheets at December 31, 1999 and 1998 ....... S-3

         Consolidated Statements of Operations for the Years Ended
         December 31, 1999, 1998 and 1997 ................................ S-4

         Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1999, 1998 and 1997 .................... S-5

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997 ................................ S-6

         Notes to Consolidated Financial Statements....................... S-8

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

         10.18 Separation Agreement dated January 4, 2000 between Benton Oil and Gas Company and Mr. A.E. Benton.

         10.19 Consulting Agreement dated January 4, 2000 between Benton Oil and Gas Company and Mr. A.E. Benton.

         21.1     List of subsidiaries.

         23.1     Consent of PricewaterhouseCoopers LLP.

         23.2     Consent of Deloitte & Touche LLP.

         23.3     Consent of Huddleston & Co., Inc.

         27.1     Financial Data Schedule.

-------------------

(b)      Reports on Form 8-K
         No Form 8-K was filed during the last quarter of the registrant's fiscal year.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Benton Oil and Gas Company


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Benton Oil and Gas Company and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company changed its method of reporting its investment in Geoilbent.


PricewaterhouseCoopers LLP

San Francisco, California
March 29, 2000

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
Benton Oil and Gas Company
Carpinteria, California


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Benton Oil and Gas Company and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, Benton Oil and Gas Company's results of operations and cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of reporting its investment in Goilbent.


Deloitte & Touche LLP

Los Angeles, California
March 24, 1998 (March 29, 2000
as to the third paragraph
of Note 1)

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                       DECEMBER 31,
                                                                                                --------------------------
                                                                                                  1999              1998
                                                                                                --------          --------
       ASSETS
       ------
       CURRENT ASSETS:
            Cash and cash equivalents                                                           $ 21,147          $ 17,198
            Restricted cash                                                                           12                12
            Marketable securities                                                                  4,469            41,173
            Accounts and notes receivable:
                 Accrued oil and gas sales                                                        27,339            16,485
                 Joint interest and other, net                                                     4,993            13,571
            Prepaid expenses and other                                                             1,635             3,385
                                                                                                --------          --------
                     TOTAL CURRENT ASSETS                                                         59,595            91,824

       RESTRICTED CASH                                                                            46,449            65,670

       OTHER ASSETS                                                                               10,569            11,788

       DEFERRED INCOME TAXES                                                                      12,186             2,976

       INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES                                        61,357            45,436

       PROPERTY AND EQUIPMENT:
            Oil and gas properties (full cost method - costs of
                 $16,117 and $30,913 excluded from
                 amortization in 1999 and 1998, respectively)                                    435,449           415,847
            Furniture and fixtures                                                                10,031             9,608
                                                                                               ---------          --------
                                                                                                 445,480           425,455
            Accumulated depletion, impairment and depreciation                                  (359,325)         (318,786)
                                                                                               ---------          --------
                                                                                                  86,155           106,669
                                                                                               ---------          --------
                                                                                               $ 276,311          $324,363
                                                                                               =========          ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------
       CURRENT LIABILITIES:
            Accounts payable, trade and other                                                  $   3,317          $  6,459
            Accrued interest payable                                                               4,686             5,397
            Accrued expenses                                                                      17,105            17,271
            Income taxes payable                                                                   2,392             1,756
            Current portion of long term debt                                                          2                14
                                                                                               ---------          --------
                     TOTAL CURRENT LIABILITIES                                                    27,502            30,897

       LONG TERM DEBT                                                                            264,575           280,002

       COMMITMENTS AND CONTINGENCIES

       MINORITY INTEREST                                                                           1,412               475

       STOCKHOLDERS' EQUITY (DEFICIT)
            Preferred stock, par value $0.01 a share;
                 Authorized 5,000 shares; outstanding, none
            Common stock, par value $0.01 a share;
                 Authorized 80,000 shares at December 31, 1999 and 1998;
                 issued 29,627 shares at December 31, 1999 and 1998                                  296               296
            Additional paid-in capital                                                           147,078           147,054
            Retained deficit                                                                    (163,853)         (131,569)
            Treasury stock, at cost, 50 shares                                                      (699)             (699)
            Employee note receivable, net                                                              -            (2,093)
                                                                                               ---------          --------
                     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (17,178)           12,989
                                                                                               ---------          --------
                                                                                               $ 276,311          $324,363
                                                                                               =========          ========

See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                      1999               1998              1997
                                                                   ---------          ---------          ---------
REVENUES, OTHER INCOME AND EQUITY EARNINGS
      Oil sales                                                    $  89,060          $  82,212          $ 154,033
      Net gain on exchange rates                                       1,044              1,767              2,011
      Investment earnings and other                                    8,986             13,982             12,594
      Equity in earnings (losses) of affiliated companies              2,869             (5,062)              (820)
                                                                   ---------          ---------          ---------
                                                                     101,959             92,899            167,818
                                                                   ---------          ---------          ---------
EXPENSES
      Operating expenses                                              39,393             40,066             35,184
      Depletion, depreciation and amortization                        16,519             33,157             44,513
      Write-down of oil and gas properties and impairments            25,891            193,893                 --
      General and administrative                                      25,969             21,485             17,676
      Taxes other than on income                                       3,201              3,177              4,724
      Interest                                                        29,247             32,007             24,082
                                                                   ---------          ---------          ---------
                                                                     140,220            323,785            126,179
                                                                   ---------          ---------          ---------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST
                                                                     (38,261)          (230,886)            41,639

INCOME TAX EXPENSE (BENEFIT)                                          (6,914)           (24,411)            17,257
                                                                   ---------          ---------          ---------

INCOME (LOSS) BEFORE MINORITY INTEREST                               (31,347)          (206,475)            24,382

MINORITY INTEREST                                                        937            (22,895)             6,333
                                                                   ---------          ---------          ---------

NET INCOME (LOSS)                                                  $ (32,284)         $(183,580)         $  18,049
                                                                   =========          =========          =========

NET INCOME (LOSS) PER COMMON SHARE:
Basic                                                              $   (1.09)         $   (6.21)         $     .62
                                                                   =========          =========          =========
Diluted                                                            $   (1.09)         $   (6.21)         $     .59
                                                                   =========          =========          =========



See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                              EMPLOYEE
                                   COMMON              ADDITIONAL    RETAINED                   NOTE
                                   SHARES     COMMON    PAID-IN      EARNINGS     TREASURY   RECEIVABLE,
                                   ISSUED     STOCK     CAPITAL     (DEFICIT)      STOCK        NET          TOTAL
                                   ------     ------   ---------    ---------     --------   -----------   ----------

BALANCE AT JANUARY 1, 1997         28,898     $289     $140,648     $  33,962         --           --      $ 174,899

Issuance of common shares:
     Exercise of warrants             343        3        3,524            --         --           --          3,527
     Exercise of stock options        281        3        1,953            --         --           --          1,956
Treasury stock (50 shares)             --       --           --            --      $(699)          --           (699)
Net income                             --       --           --        18,049         --           --         18,049
                                   ------     ----     --------     ---------      -----      -------      ---------
BALANCE AT DECEMBER 31, 1997       29,522      295      146,125        52,011       (699)          --        197,732

Issuance of common shares:
     Exercise of stock options        105        1          794            --         --           --            795
     Extension of warrants             --       --          135            --         --           --            135
Employee note receivable, net          --       --           --            --         --      $(2,093)        (2,093)
Net loss                               --       --           --      (183,580)        --           --       (183,580)
                                   ------     ----     --------     ---------      -----      -------      ---------
BALANCE AT DECEMBER 31, 1998       29,627      296      147,054      (131,569)      (699)      (2,093)        12,989

Issuance of Common Shares:
     Extension of Warrants             --       --           24            --         --           --             24
Employee note receivable, net          --       --           --            --         --        2,093          2,093
Net loss                               --       --           --       (32,284)        --           --        (32,284)
                                   ------     ----     --------     ---------      -----      -------      ---------
BALANCE AT DECEMBER 31, 1999       29,627     $296     $147,078     $(163,853)     $(699)     $    --      $ (17,178)
                                   ======     ====     ========     =========      =====      =======      =========


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                             1999          1998            1997
                                                                           --------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $(32,284)     $(183,580)     $  18,049
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depletion, depreciation and amortization                                16,519         33,157         44,513
     Write-down and impairment of oil and gas properties                     25,891        193,893             --
     Amortization of financing costs                                          1,396          1,442          1,390
     Loss on disposition of assets                                               44             74             11
     Equity in (earnings) losses of affiliated companies                     (2,869)         5,062            820
     Allowance and write off of employee notes and accounts receivable        6,231          2,900             --
     Minority interest in undistributed earnings (losses) of                    937        (22,893)         6,336
       subsidiary
     Deferred income taxes                                                   (9,210)       (27,787)         8,132
     Changes in operating assets and liabilities:
       Accounts and notes receivable                                         (6,414)        18,436          6,007
       Prepaid expenses and other                                             1,750         (1,771)          (290)
       Accounts payable                                                      (3,142)       (16,410)         5,356
       Accrued interest payable                                                (711)          (131)         1,753
       Accrued expenses                                                        (166)         2,468         (3,960)
       Income taxes payable                                                     636         (2,704)         3,849
                                                                           --------      ---------      ---------
         NET CASH PROVIDED BY (USED IN) OPERATING
              ACTIVITIES                                                     (1,392)         2,156         91,966
                                                                           --------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                            15,100             --             --
     Additions of property and equipment                                    (36,984)      (101,917)      (106,212)
     Investment in and advances to affiliated companies                     (13,052)       (17,866)          (214)
     Increase in restricted cash                                               (214)          (230)       (13,436)
     Decrease in restricted cash                                             19,435          8,884         11,600
     Purchases of marketable securities                                     (29,173)       (55,438)      (291,943)
     Maturities of marketable securities                                     65,877        170,701        187,511
                                                                           --------      ---------      ---------
         NET CASH PROVIDED BY (USED IN) INVESTING
              ACTIVITIES                                                     20,989          4,134       (212,694)
                                                                           --------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options and warrants                    24            930          5,483
     Purchase of treasury stock                                                  --             --           (699)
     Proceeds from issuance of short term borrowings and notes payable           --             --        113,516
     Payments on short term borrowings and notes payable                    (15,439)           (12)       (10,028)
     Increase in other assets                                                  (233)        (1,741)        (7,601)
                                                                           --------      ---------      ---------
         NET CASH PROVIDED BY (USED IN) FINANCING
              ACTIVITIES                                                    (15,648)          (823)       100,671
                                                                           --------      ---------      ---------

         NET INCREASE (DECREASE) IN CASH AND CASH
              EQUIVALENTS                                                     3,949          5,467        (20,057)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               17,198         11,731         31,788
                                                                           --------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 21,147      $  17,198      $  11,731
                                                                           ========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the year for interest expense                        $ 30,346      $  30,389      $  20,700
                                                                           ========      =========      =========
     Cash paid during the year for income taxes                            $  2,600      $   2,971      $   4,166
                                                                           ========      =========      =========


See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 1999, the Company recorded an allowance for doubtful accounts related to amounts owed to the Company by its former Chief Executive Officer, including the portion of the note secured by the Company's stock and stock options of $2.1 million (see Note 15).

During the year ended December 31, 1998, the Company reduced stockholders' equity by $2.1 million, the portion of the note receivable from its former Chief Executive Officer secured by the Company's stock and stock options (see Note
15).




See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Benton Oil and Gas Company (the "Company") engages in the exploration, development, production and management of oil and gas properties. The Company conducts its business principally in Venezuela and Russia.

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which the Company has significant influence. All intercompany profits, transactions and balances have been eliminated. The Company accounts for its investment in Geoilbent, Ltd. ("Geoilbent") and Arctic Gas Company ("Arctic Gas"), formerly Severneftegaz, based on a fiscal year ending September 30 (see Note 2).

In January 2000, in connection with the release of Emerging Issues Task Force
(EITF) Issues Summary 00-01, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures", the Company reviewed the accounting for its investment in Geoilbent under the proportionate consolidation method. As a result of this review, the Company decided to report its investment in Geoilbent using the equity method for the years ended December 31, 1999, 1998 and 1997. This change had no effect on net income or the Company's proportionate share of oil and gas reserves. It did, however, result in the reduction of Company's reported consolidated net cash flows for the years ended December 31, 1999 and 1998 of $5.3 million and $0.7 million, respectively, and in the increase in consolidated net cash flows in 1997 of $0.4 million. For each of the years ended December 31, 1999, 1998 and 1997, revenues, other income and equity earnings were reduced by the Company's proportionate share, which was $10.3 million, $19.2 million and $11.2 million, respectively, and expenses were reduced $10.0 million, $19.1 million and $10.9 million, respectively. Summarized financial information for Geoilbent is included in Note 9.

As a result of the decline in oil prices, the Company instituted in 1998, and continued in 1999, a capital expenditure program to reduce expenditures to those that the Company believed were necessary to maintain current producing properties. In the second half of 1999, oil prices recovered substantially, and the Company concluded a project to assess its strategic alternatives. In December 1999, the Company entered into incentive-based development alliance agreements with Schlumberger and Helmerich & Payne as part of its plans to resume development of the South Monagas Unit in Venezuela (see Note 10).

The Company's future financial condition and results of operations will largely depend upon prices received for its oil production and the costs of acquiring, finding, developing and producing reserves. Prices for oil are subject to fluctuation in response to change in supply, market uncertainty and a variety of factors beyond the Company's control.

The Company believes its current cash and cash to be provided by operating activities will be sufficient to meet the Company's liquidity needs for routine operations and to service its outstanding debt through 2000. However, if the Company's future cash requirements are greater than its financial resources, the Company intends to pursue one or more of the following alternatives: reduce its capital, operating and administrative expenditures, form strategic joint ventures or alliances with other industry partners, sell property interests, merge or combine with another entity, or issue debt or equity securities. There can be no assurance that any of the alternatives will be available on terms acceptable to the Company.

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

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, consisted of $4.5 million and $41.2 million in commercial paper at December 31, 1999 and 1998, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Allowance for doubtful accounts related to employee notes at December 31, 1999 and 1998 was $5.9 million and $2.9 million, respectively (see Note 15). Allowance for doubtful accounts related to joint interest and other accounts receivable was $0.3 million at December 31, 1999 and 1998.

OTHER ASSETS

Other assets consist principally of costs associated with the issuance of long term debt. Debt issuance costs are amortized on a straight-line basis over the life of the debt.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country by country basis. All costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $2.1 million, $2.4 million and $1.9 million for the years ended December 31, 1999, 1998 and 1997, respectively, and capitalized interest of $2.1 million for the year ended December 31, 1999. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

The costs of unproved properties are excluded from amortization until the properties are evaluated. The Company regularly evaluates its unproved properties on a country by country basis for possible impairment. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. During 1999 and 1998, the Company recognized $25.9 million and $6.1 million, respectively, of impairment expense associated with certain exploration activities. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty. The principal portion of excluded costs, except those related to the acquisition of Benton Offshore China Company, is expected to be included in amortizable costs during the next two to three years. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

Excluded costs at December 31, 1999 consisted of the following by year incurred (in thousands):

                                TOTAL      1999    1998       1997    PRIOR TO 1997
                               -------    ------  ------    -------   --------------
Property acquisition costs     $15,106     $--     $ --     $    --     $15,106
Exploration costs                1,011      47       90         838          36
                               -------     ---     ----     -------     -------
                               $16,117     $47     $ 90     $   838     $15,142
                               =======     ===     ====     =======     =======

All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was all attributable to the Venezuelan cost center for the years ended December 31, 1999, 1998 and 1997 was $14.8 million, $31.8 million and $43.6 million ($1.53,
$2.62 and $2.83 per equivalent barrel), respectively.

A gain or loss is recognized on the sale of oil and gas properties only when the sale involves a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved property.

Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally 5 years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $1.6 million, $1.3 million and $0.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The major components of property and equipment at December 31 are as follows (in thousands):

                                                         1999           1998
                                                       ---------      ---------

Proved property costs                                  $ 409,526      $ 377,720
Costs excluded from amortization                          16,117         30,913
Oilfield inventories                                       9,806          7,214
Furniture and fixtures                                    10,031          9,608
                                                       ---------      ---------
                                                         445,480        425,455

Accumulated depletion, impairment and depreciation
                                                        (359,325)      (318,786)
                                                       ---------      ---------
                                                       $  86,155      $ 106,669
                                                       =========      =========


The Company performs a quarterly cost center ceiling test of its oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission. During 1998, due to declines in world crude oil prices, the ceiling tests resulted in write-downs of oil and gas properties in the Venezuela cost center of $187.8 million.

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

FOREIGN CURRENCY

The Company has significant operations outside of the United States, principally in Venezuela and Russia. Both Venezuela and Russia are considered highly inflationary economies. As a result, operations in those countries are remeasured in United States dollars, and all currency gains or losses are recorded in the statement of income. The Company attempts to manage its operations in a manner to reduce its exposure to foreign exchange losses. However, there are many factors which affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond the influence of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the United States dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates.

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

Accounts receivable result from oil and gas exploration and production activities. A majority of the Company's customers and partners are engaged in the oil and gas business. PDVSA Petroleo y Gas, S.A. purchased 100% of the Company's Venezuelan oil production during the years ended December 31, 1999, 1998 and 1997. Although the Company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of PDVSA Petroleo y Gas, S.A.

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, marketable securities, short term borrowings and long term debt. The book values of all financial instruments, other than long term debt, are representative of their fair values due to their short term maturities. The carrying values of the Company's long term debt, except for the senior unsecured notes, are considered to approximate their fair values because their interest rates are comparable to current rates available to the Company. The aggregate fair value of the Company's senior unsecured notes, based on the last trading prices at December 31, 1999 and 1998, was approximately $151.0 million and $149.9 million, respectively.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any items of other comprehensive income during the three years ended December 31, 1999 and, in accordance with SFAS 130, has not provided a separate statement of comprehensive income.

RESTRUCTURING

In an effort to reduce general and administrative expenses, the Company reduced its administrative and technical staff in Carpinteria by 10 persons in October 1999. In connection with the reduction in staff, the Company recorded termination benefits expense of $0.8 million that are payable from October 1999 through September 2000. The unpaid portion of these benefits of $0.4 million is included in Accrued Expenses at December 31, 1999.

MINORITY INTERESTS

The Company records a minority interest attributable to the minority shareholders of its Venezuela subsidiaries. The minority interests in net income and losses are generally subtracted or added to arrive at consolidated net income. However, as of December 31, 1998, losses attributable to the minority shareholder of Benton-Vinccler, a subsidiary owned 80% by the Company, exceeded its interest in equity capital creating an equity deficit of $3.5 million. Accordingly, $3.5 million of income attributable to the minority shareholder of Benton-Vinccler in 1999 has been included in the consolidated net loss of the Company, eliminating the minority shareholder's equity deficit.

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

RECLASSIFICATIONS

Certain items in 1998 and 1997 have been reclassified to conform to the 1999 financial statement presentation.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

Investments in Geoilbent and Arctic Gas are accounted for using the equity method due to the significant influence the Company exercises over their operations and management. Investments include amounts paid to the investee companies for shares of stock or joint venture interests and other costs incurred associated with the acquisition and evaluation of technical data for the oil and gas fields operated by the investee companies. Other investment costs are amortized using the units of production method based on total proved reserves of the investee companies. Equity in earnings of Geoilbent and Arctic Gas are based on a fiscal year ending September 30. Investment in equity in net assets of Geoilbent in 1999 includes the Company's capital contribution of $2.0 million in December 1998 which was included in other costs, net of amortization, in 1998. During 1998, due to declines in world oil prices, the Company recorded a write-down of $10.1 million related to the Geoilbent investment. No dividends have been paid to the Company from Geoilbent or Arctic Gas.

Equity in earnings and losses and investments in and advances to companies accounted for using the equity method are as follows (in thousands):

                                           GEOILBENT, LTD.         ARCTIC GAS COMPANY              TOTAL
                                       ---------------------     ----------------------      --------------------
                                         1999          1998        1999          1998          1999        1998
                                       --------      -------     --------      --------      -------     --------
Investments
  In equity in net assets              $ 28,056      $26,689     $ (2,419)     $   (773)     $25,637     $25,916
  Other costs, net of amortization         (542)         200       17,128         8,060       16,586       8,260
                                       --------      -------     --------      --------      -------     -------
  Total investments                      27,514       26,889       14,709         7,287       42,223      34,176

Advances                                     --           --       13,364         8,321       13,364       8,321

Equity in earnings (losses)               6,167        2,939         (397)           --        5,770       2,939
                                       --------      -------     --------      --------      -------     -------

  Total                                $ 33,681      $29,828     $ 27,676      $ 15,608      $61,357     $45,436
                                       ========      =======     ========      ========      =======     =======



NOTE 3 - LONG TERM DEBT

Long term debt consists of the following at December 31 (in thousands):

                                                                             1999         1998
                                                                           --------     --------
Senior unsecured notes with interest at 9.375%
    See description below                                                  $105,000     $105,000
Senior unsecured notes with interest at 11.625%
    See description below                                                   125,000      125,000
Benton-Vinccler credit facility with interest at
    LIBOR plus 6.125%. Collateralized by a time deposit of the Company earning approximately LIBOR plus 5.75%
    See description below                                                    34,575       50,000
Other                                                                             2           16
                                                                           --------     --------
                                                                            264,577      280,016
Less current portion                                                              2           14
                                                                           --------     --------
                                                                           $264,575     $280,002
                                                                           ========     ========


In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investments and capital expenditures, dividends, mergers and sales of assets. At December 31, 1999 the Company was in compliance with all covenants of the indentures.

In August 1996, Benton-Vinccler entered into a $50 million, long term credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short term credit facility and to repay certain advances received from the Company. In August 1999, Benton Vinccler repaid $15.4 million of the long-term credit facility with proceeds from the sale of certain equipment located in the South Monagas Unit (see Note 10). The credit facility is collateralized in full by a time deposit of the Company, bears interest at LIBOR plus 6.125% and matures in August 2001. The Company receives interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.



The principal payment requirements for the long term debt outstanding at December 31, 1999 are as follows for the years ending December 31 (in thousands):

                    2000                             $       2
                    2001                                34,575
                    2002                                     -
                    2003                               125,000
                    2004                                     -
                    Subsequent Years                   105,000
                                                     ---------
                                                     $ 264,577
                                                     =========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the Unites States Bankruptcy Court, Western District of Louisiana against the Company and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of certain West Cote Blanche Bay properties for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that Tesla was insolvent at the time of its acquisition of the properties and that it paid a price in excess of the fair value of the property. A trial date has been scheduled for April 25, 2000 and discovery is complete, unless reopened by the court. The Company intends to vigorously contest the suit, and in management's opinion it is too early to assess the probability of an unfavorable outcome.

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

In May 1996, the Company entered into an agreement with Morgan Guaranty which provided for an $18 million cash collateralized 5-year letter of credit to secure the Company's performance of the minimum exploration work program required in the Delta Centro Block in Venezuela. As a result of expenditures made related to the exploration work program, the letter of credit has been reduced to $7.7 million.

The Company has employment contracts with three senior management personnel that provide for annual base salaries, bonus compensation and various benefits. The contracts provide for the continuation of salary and benefits for the respective terms of the agreements in the event of termination of employment without cause. These agreements expire at various times from December 31, 2000 to January 24, 2003. The Company has also entered into employment agreements with five individuals, which provide for certain severance payments in the event of a change of control of the Company and subsequent termination by the employees for good reason.

The Company has entered into various exploration and development contracts in various countries which require minimum expenditures, some of which required that the Company secure its commitments by providing letters of credit (see Notes 10 and 13). The Company has also entered into equity acquisition agreements in Russia which call for the Company to provide or arrange for certain amounts of credit financing in order to remove sale and transfer restrictions on the equity acquired or to maintain ownership in such equity (see
Note 9).

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

The Company's aggregate rental commitments for noncancellable agreements at December 31, 1999 are as follows (in thousands):

                                            Minimum
                                             Lease                Sublease
                                          Commitments              Income
                                          -----------             --------

                 2000                       $ 1,556                  $912
                 2001                         1,454                   978
                 2002                         1,341                 1,005
                 2003                         1,377                   837
                 2004                         1,413                   402
                 Thereafter                   9,899                     -
                                            -------                ------
                                            $17,040                $4,134
                                            =======                ======

Rental expense was $2.5 million, $2.0 million and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Sublease income was $1.0 million and $0.3 million for the years ended December 31, 1999 and 1998. The Company had no sublease income for the year ended December 31, 1997.

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME
Benton-Vinccler pays a municipal tax of approximately 2.75% on operating fee revenues it receives for production from the South Monagas Unit. The Company has incurred the following Venezuelan municipal taxes and other taxes (in thousands):

Year Ended December 31:         1999       1998       1997
                               ------     ------     ------

Venezuelan Municipal Taxes     $2,303     $2,109     $3,859
Franchise Taxes                   139        151        139
Payroll and Other Taxes           759        917        726
                               ------     ------     ------
                               $3,201     $3,177     $4,724
                               ======     ======     ======


TAXES ON INCOME

The tax effects of significant items comprising the Company's net deferred income taxes as of December 31, 1999 and 1998 are as follows (in thousands):

                                                               1999               1998
                                                             --------           --------
               Deferred tax assets:
                    Operating loss carryforwards             $ 36,242           $ 33,446
                    Difference in basis of property            13,040              6,357
                    Other                                      14,817              9,135
                    Valuation allowance                       (51,913)           (45,962)
                                                             --------           --------
               Total                                           12,186              2,976
                                                             --------           --------

               Deferred tax liabilities:
                    Difference in basis of property                --                 --
                    Other                                          --                 --
                                                             --------           --------
               Net deferred tax asset                        $ 12,186           $  2,976
                                                             ========           ========

The valuation allowance increased by $7,309 and $7,232 as a result of the increase in the U.S. deferred tax assets related to the net operating loss carryforward and to property, respectively. Management has determined that it is more likely than not that these U.S. deferred tax assets will not be realized. The valuation allowance decreased by $8,590 related primarily to reversing a prior valuation allowance related to certain assets in Venezuela. Management has determined that is more likely than not that this Venezuelan deferred tax asset will be realized primarily due to an increase in oil prices.

The components of income before income taxes and minority interest are as follows (in thousands):

                                                            1999               1998                1997
                                                          --------           ---------           --------
               Income (loss) before income taxes
               United States                              $(38,025)          $ (54,974)          $ (5,713)
               Foreign                                        (236)           (175,912)            47,352
                                                          --------           ---------           --------
               Total                                      $(38,261)          $(230,886)          $ 41,639
                                                          ========           =========           ========

The provision for income taxes consisted of the following at December 31, (in thousands):

                                        1999               1998               1997
                                      --------           --------           --------
               Current:
               United States          $ (1,604)          $  1,970           $  4,617
               Foreign                   3,900              1,406              4,508
                                      --------           --------           --------
                                         2,296              3,376              9,125
                                      --------           --------           --------

               Deferred:
               United States                --              3,573             (3,573)
               Foreign                  (9,210)           (31,360)            11,705
                                      --------           --------           --------
                                        (9,210)           (27,787)             8,132
                                      --------           --------           --------
                                      $ (6,914)          $(24,411)          $ 17,257
                                      ========           ========           ========

A comparison of the income tax expense at the federal statutory rate to the Company's provision for income taxes is as follows (in thousands):

                                                                           1999           1998              1997
                                                                         --------       ---------          -------
                Computed tax expense at the statutory rate               $(13,392)      $ (80,810)         $14,651
                State income taxes, net of federal effect                       3               -            1,072
                Rate differentials for foreign income                       2,677          21,800             (314)
                Change in valuation allowance                               5,951          32,121             (657)
                Effect of tax law changes                                  (2,220)              -                -
                All other                                                      67           2,478            2,505
                                                                          -------       ---------          -------
                Income tax expense (benefit)                              $(6,914)      $ (24,411)         $17,257
                                                                          ========      =========          ========

Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions and from the effect of foreign currency devaluation in foreign subsidiaries which use the U.S. dollar as their functional currency. The effect of tax law changes relates to benefits from the recently ratified Venezuela-United States tax treaty.

At December 31, 1999 the Company had, for federal income tax purposes, operating loss carryforwards of approximately $100 million, expiring in the years 2003 through 2019. If the carryforwards are ultimately realized, approximately $13 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options.

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

In September 1991, the Company adopted the 1991-1992 Stock Option Plan and the Directors' Stock Option Plan. The 1991-1992 Stock Option Plan, as amended in 1996 and 1997, permits the granting of stock options to purchase up to 4,800,000 shares of the Company's common stock in the form of ISOs and NQSOs to officers and employees of the Company. Options may be granted as ISOs, NQSOs or a combination of each, with exercise prices not less than the fair market value of the common stock on the date of the grant. The amount of ISOs that may be granted to any one participant is subject to the dollar limitations imposed by the Internal Revenue Code of 1986, as amended. In the event of a change in control of the Company, all outstanding options become immediately exercisable to the extent permitted by the 1991-1992 Stock Option Plan. All options granted to date under the plan vest ratably over a three-year period from their dates of grant and expire ten years from grant date or one year after retirement, if earlier. Subsequent to shareholder approval of the 1998 Stock-Based Incentive Plan discussed below, the Board of Directors of the Company terminated future grants under the 1991-1992 Stock Option Plan.

The Directors' Stock Option Plan permits the granting of nonqualified stock options ("Director NQSOs") to purchase up to 400,000 shares of common stock to nonemployee directors of the Company. Upon election as a director and annually thereafter, each individual who serves as a nonemployee director automatically is granted an option to purchase 10,000 shares of common stock at a price not less than the fair market value of common stock on the date of grant. All Director NQSOs vest automatically on the date of the grant of the options, and at December 31, 1999, options to purchase 310,000 shares of common stock were both outstanding and exercisable.

In June 1998, the shareholders of the Company approved the adoption of the 1998 Stock-Based Incentive Plan. The 1998 Stock-Based Incentive Plan authorizes up to 1,400,000 shares of the Company's common stock for grants of ISOs and NQSOs, stock appreciation rights, restricted stock awards and bonus stock awards to employees of the Company or its subsidiaries or associated companies. The exercise price of stock options granted under the plan must be no less than the fair market value of the Company's common stock on the date of grant. The total number of shares for which awards may be made to any one participant during any calendar year cannot exceed 500,000 shares, as adjusted for any changes in capitalization, such as stock splits. In the event of a change in control of the Company, all outstanding options become immediately exercisable to the extent permitted by the plan. All options granted to date under the 1998 Stock-Based Incentive Plan vest ratably over a three-year period from their dates of grant and expire ten years from grant date or one year after retirement, if earlier.

In November 1999, the Company adopted the 1999 Stock Option Plan. The 1999 Stock Option Plan permits the granting of stock options to purchase up to 2,500,000 shares of the Company's common stock in the form of ISOs and NQSOs to directors, employees and consultants of the Company. Options may be granted as ISOs, NQSOs or a combination of each, with exercise prices not less than the fair market value of the common stock on the date of the grant. The amount of ISOs that may be granted to any one participant is subject to the dollar limitations imposed by the Internal Revenue Code of 1986, as amended. In the event of a change in control of the Company, all outstanding options become immediately exercisable to the extent permitted by the plan. All options granted to date to employees and consultants under the 1999 Stock Option Plan vest 50% after the first year and 25% after each of the following two years from their dates of grant and expire ten years from grant date or three months after retirement, if earlier. All options granted to outside directors under the 1999 Stock Option Plan vest ratably over a three-year period from their dates of grant and expire ten years from grant date.

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below (shares in thousands):

                                                 1999                           1998                          1997
                                         --------------------        -----------------------       -----------------------
                                         WEIGHTED                     WEIGHTED                       WEIGHTED
                                          AVERAGE                      AVERAGE                        AVERAGE
                                         EXERCISE                     EXERCISE                       EXERCISE
                                           PRICE      SHARES           PRICE         SHARES            PRICE       SHARES
                                         --------    --------        ----------     --------        ----------    --------
Outstanding at beginning of the          $ 11.27      3,712           $ 11.78        3,563           $ 10.78       3,037
year:
Options granted                             2.37      2,701              8.62          513             14.32         889
Options exercised                             --         --              7.77          (81)             6.61        (224)
Options cancelled                           6.10       (113)            13.88         (283)            14.41        (139)
                                                      -----                          -----                         -----

Outstanding at end of the year              7.55      6,300             11.27        3,712             11.78       3,563
                                                      -----                          -----                         -----
Exercisable at end of the year             11.23      3,251             10.63        2,648              9.43       2,206
                                                      =====                          =====                         =====


Significant option groups outstanding at December 31, 1999 and related weighted average price and life information follow (shares in thousands):

                                                                                                                      WEIGHTED-
    RANGE OF          NUMBER OUTSTANDING        WEIGHTED-AVERAGE          WEIGHTED-               NUMBER              AVERAGE
   EXERCISE                   AT                    REMAINING              AVERAGE             EXERCISABLE AT         EXERCISE
    PRICES             DECEMBER 31, 1999        CONTRACTUAL LIFE        EXERCISE PRICE       DECEMBER 31, 1999         PRICE
  -----------        --------------------      ------------------      ----------------     -------------------      ----------
  $2.13-2.75                  2,688                9.4 Years               $  2.36                      82            $  2.50
   4.89-7.00                    789                2.8 Years                  5.57                     773               5.55
  7.25-11.00                  1,154                4.6 Years                  8.82                     948               8.84
 11.50-16.50                  1,121                7.0 Years                 13.60                     929              13.73
 17.38-24.13                    548                7.1 Years                 20.79                     519              20.92
                              -----                                                                  -----
                              6,300                                                                  3,251
                              =====                                                                  =====


The weighted average fair value of the stock options granted from the 1998 Stock-Based Incentive Plan, 1991-1992, 1998 and 1999 Stock Option Plans and the Directors' Stock Option Plan during 1999, 1998 and 1997 was $1.88, $6.30, $9.83 respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                                           1999             1998              1997
                                                                         --------         --------          --------
                Expected life                                              9.3 years        9.1 years         9.0 years
                Risk-free interest rate                                    5.9%             5.5%              6.0%
                Volatility                                                  73%              62%              54%
                Dividend Yield                                              0%               0%               0%

The Company accounts for stock-based compensation in accordance with APB 25 and related interpretations, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the plans been determined consistent with SFAS 123, the Company's pro forma net income and earnings per share for 1999, 1998 and 1997 would have been as follows (in thousands, except per share data):

                                                                           1999           1998              1997
                                                                         --------       --------           -------
                Net income (loss)                                        $(38,441)      $(190,581)         $13,343
                                                                         ========       =========          =======
                Net income (loss) per common share:
                   Basic                                                 $  (1.30)      $   (6.45)          $ 0.46
                                                                         ========       =========           ======
                   Diluted                                               $  (1.30)      $   (6.45)          $ 0.44
                                                                         ========       =========           ======

In connection with the acquisition of Benton Offshore China Company by the Company in December 1996, the Company adopted the Benton Offshore China Company 1996 Stock Option Plan. Under the plan, Benton Offshore China Company is authorized to issue up to 107,571 options to purchase the Company's common stock for $7.00 per share. The plan was adopted in substitution of Benton Offshore China Company's stock option plan, and all options to purchase shares of Benton Offshore China Company common stock were replaced under the plan by options to purchase shares of the Company's common stock. All options were issued upon the acquisition of Benton Offshore China Company and vested upon issuance. At December 31, 1999, options to purchase 74,427 shares of common stock were both outstanding and exercisable.

In addition to options issued pursuant to the plans, options have been issued to individuals other than officers, directors or employees of the Company at prices ranging from $10.88 to $11.88 which vest over three to four years. At December 31, 1999, a total of 208,500 options issued outside the plans were outstanding, 205,166 of which were vested. The Company's expense associated with these options was not material.

NOTE 7 - STOCK WARRANTS

During the years ended December 31, 1996, 1995, and 1994 the Company issued a total of 587,783, 125,000 and 450,000 warrants, respectively. Each warrant entitles the holder to purchase one share of common stock at the exercise price of the warrant. Substantially all the warrants are immediately exercisable upon issuance.

In January 1996, 587,783 warrants were issued in connection with an exchange offer under which the Company acquired the outstanding limited partnership interests in three limited partnerships sponsored by the Company. During the years ended December 31, 1997 and 1996, 1,578 and 9,215, respectively, of the warrants were exercised. In November 1998 and again in November 1999, the Company extended by one year the expiration date of these warrants, which now will expire on January 18, 2001. The Company recorded $135,000 and $24,000 of expense in 1998 and 1999, respectively, as a result of these warrant extensions.

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

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at December 31, 1999 were (shares in thousands):

                      DATE ISSUED            EXPIRATION DATE       EXERCISE PRICE         ISSUED          OUTSTANDING
                    --------------         -------------------    ----------------       --------        --------------
                       July 1994                July 2004             $  7.50                150                 8
                     September 1994          September 2002              9.00                250               250
                     December 1994            December 2004             12.00                 50                50
                       June 1995                June 2007               17.09                125               125
                      January 1996            January 2001              11.00                588               577
                                                                                           -----             -----
                                                                                           1,163             1,010
                                                                                           =====             =====

NOTE 8 - OPERATING SEGMENTS

The Company regularly allocates resources to and assesses the performance of its operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues, other income and equity earnings from the Venezuela and Russia operating segments are derived primarily from the production and sale of oil. Other income from USA and Other is derived primarily from interest earnings on various investments and consulting revenues. Operations included under the heading "USA and Other" include corporate management, exploration activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the USA and Other segment and are not allocated to other operating segments.

YEAR ENDED DECEMBER 31, 1999:                                                                               INTER-
     (in thousands)                                                             USA                         SEGMENT
                                                                VENEZUELA     AND OTHER      RUSSIA      ELIMINATIONS  CONSOLIDATED
                                                                ---------     ---------      ------      ------------  ------------

Revenues, other income and equity earnings
     Oil Sales                                                  $  89,060     $      --     $      --     $      --     $  89,060
     Net gain on exchange rates                                     1,033            11            --            --         1,044
     Investment earnings and other                                    758         9,510             2        (1,284)        8,986
     Equity in income (loss) of affiliated companies                   --            --         2,869            --         2,869
     Intersegment revenues, other income and equity earnings           --         8,906            --        (8,906)           --
                                                                ---------     ---------     ---------     ---------     ---------
         Total revenues, other income and equity earnings          90,851        18,427         2,871       (10,190)      101,959
                                                                ---------     ---------     ---------     ---------     ---------
Expenses
     Operating expenses                                            38,683            34           676            --        39,393
     Depletion, depreciation and amortization                      15,705           801            13            --        16,519
     General and administrative expense                             4,482        19,729         1,758            --        25,969
     Taxes other than on income                                        2,501           714           (14)           --         3,201
     Interest expense                                               6,834        23,697            --        (1,284)       29,247
     Intersegment expenses                                          8,906            --            --        (8,906)           --
                                                                ---------     ---------     ---------     ---------     ---------
         Total expenses                                            77,111        44,975         2,433       (10,190)      114,329
                                                                ---------     ---------     ---------     ---------     ---------

Income (loss) before income taxes                                  13,740       (26,548)          438            --       (12,370)

     Income tax expense (benefit)                                  (7,554)          442           198            --        (6,914)
                                                                ---------     ---------     ---------     ---------     ---------

Operating segment income (loss)                                    21,294       (26,990)          240            --        (5,456)

     Write-down of oil and gas properties                                                                                      --
       and impairments                                                 --       (25,891)           --            --       (25,891)
     Minority interest                                               (937)           --            --            --          (937)

                                                                ---------     ---------     ---------     ---------     ---------
Net income (loss)                                               $  20,357     $ (52,881)    $     240     $      --     $ (32,284)
                                                                =========     =========     =========     =========     =========

Total assets                                                    $ 124,942     $ 188,000     $  61,989     $ (98,620)    $ 276,311
                                                                =========     =========     =========     =========     =========

YEAR ENDED DECEMBER 31, 1998:                                                                               INTER-
     (in thousands)                                                                USA                     SEGMENT
                                                                VENEZUELA       AND OTHER      RUSSIA    ELIMINATIONS  CONSOLIDATED
                                                                ---------       ---------      ------    ------------  ------------
Revenues, other income and equity earnings
     Oil Sales                                                  $  82,215       $      (3)    $     --     $     --     $  82,212
     Net gain on exchange rates                                     1,741              26           --           --         1,767
     Investment earnings and other                                    806          14,014           67         (905)       13,982
     Equity in loss of affiliated companies                            --              --       (5,062)          --        (5,062)
     Intersegment revenues, other income and equity earnings           --           8,211           --       (8,211)           --
                                                                ---------       ---------     --------     --------     ---------
         Total revenues, other income and equity earnings          84,762          22,248       (4,995)      (9,116)       92,899
                                                                ---------       ---------     --------     --------     ---------
Expenses
     Operating expenses                                            38,905             (20)       1,181           --        40,066
     Depletion, depreciation and amortization                      32,532             625           --           --        33,157
     General and administrative expense                             4,505          16,662          318           --        21,485
     Taxes other than on income                                     2,315             862           --           --         3,177
     Interest expense                                               7,261          25,651           --         (905)       32,007
     Intersegment expenses                                          8,211              --           --       (8,211)           --
                                                                ---------       ---------     --------     --------     ---------
         Total expenses                                            93,729          43,780        1,499       (9,116)      129,892
                                                                ---------       ---------     --------     --------     ---------

Loss before income taxes                                           (8,967)        (21,532)      (6,494)          --       (36,993)

     Income tax expense (benefit)                                 (29,955)          5,544           --           --       (24,411)
                                                                ---------       ---------     --------     --------     ---------

Operating segment income (loss)                                    20,988         (27,076)      (6,494)          --       (12,582)

     Write-down of oil and gas properties                                                                                      --
       and impairments                                           (187,811)         (6,082)          --           --      (193,893)
     Minority interest                                             22,895              --           --           --        22,895

                                                                ---------       ---------     --------     --------     ---------
Net loss                                                        $(143,928)      $ (33,158)    $ (6,494)    $     --     $(183,580)
                                                                =========       =========     ========     ========     =========

Total assets                                                    $ 103,419       $ 239,236     $ 51,047     $(69,339)    $ 324,363
                                                                =========       =========     ========     ========     =========


YEAR ENDED DECEMBER 31, 1997:                                                                            INTER-
     (in thousands)                                                              USA                    SEGMENT
                                                                VENEZUELA     AND OTHER     RUSSIA    ELIMINATIONS  CONSOLIDATED
                                                                ---------     ---------     ------    ------------  ------------
Revenues, other income and equity earnings
     Oil sales                                                  $ 154,119     $    (86)    $     --     $     --     $ 154,033
     Net gain on exchange rates                                     2,010            1           --           --         2,011
     Investment earnings and other                                  1,666       11,863           --         (935)       12,594
     Equity in loss of affiliated companies                            --           --         (820)          --          (820)
     Intersegment revenues, other income and equity earnings           --       14,605           --      (14,605)           --
                                                                ---------     --------     --------     --------     ---------
         Total revenues, other income and equity earnings         157,795       26,383         (820)     (15,540)      167,818
                                                                ---------     --------     --------     --------     ---------
Expenses
     Operating expenses                                            34,363           22          799           --        35,184
     Depletion, depreciation and amortization                      44,107          406           --           --        44,513
     General and administrative expense                             4,815       12,264          597           --        17,676
     Taxes other than on income                                     4,046          678           --           --         4,724
     Interest expense                                               7,412       17,602            3         (935)       24,082
     Intersegment expenses                                         14,605           --           --      (14,605)           --
                                                                ---------     --------     --------     --------     ---------
         Total expenses                                           109,348       30,972        1,399      (15,540)      126,179
                                                                ---------     --------     --------     --------     ---------

Income (loss) before income taxes                                  48,447       (4,589)      (2,219)          --        41,639

     Income tax expense                                            16,212        1,045           --           --        17,257
                                                                ---------     --------     --------     --------     ---------

Operating segment income (loss)                                    32,235       (5,634)      (2,219)          --        24,382

     Minority interest                                             (6,333)          --           --           --        (6,333)
                                                                ---------     --------     --------     --------     ---------

Net income (loss)                                               $  25,902     $ (5,634)    $ (2,219)    $     --     $  18,049
                                                                =========     ========     ========     ========     =========

NOTE 9 - RUSSIAN OPERATIONS

GEOILBENT, LTD.

The Company owns 34% of Geoilbent, Ltd., a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye Field in the West Siberia region of Russia. The Company's investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the years ended December 31, 1999, 1998 and 1997 were 4,267,647 Bbls, 2,716,476 Bbls and 2,588,671 Bbls, respectively. Prices for crude oil for the years ended December 31, 1999, 1998 and 1997 averaged $7.59, $8.72 and $11.28 per barrel, respectively. Depletion expense attributable to the Geoilbent for the years ended December 31, 1999, 1998 and 1997 was $2.27, $3.69 and $3.33 per barrel, respectively. Summarized financial information for Geoilbent follows (in thousands). All amounts represent 100% of Geoilbent.


Year ended September 30:                            1999            1998             1997
                                                  --------        --------        ---------
Revenues and other income
  Oil sales                                       $ 32,371        $ 23,703        $  29,191
  Other income                                       6,527          18,023            1,341
                                                  --------        --------        ---------
                                                    38,898          41,726           30,532
                                                  --------        --------        ---------

Expenses
  Operating expenses                                 4,364           6,863            9,071
  Depletion, depreciation and amortization           9,669          10,020            8,633
  General and administrative                         2,655           3,326            3,492
  Taxes other than on income                         7,809           6,210           10,196
  Interest                                           3,572           2,648              481
                                                  --------        --------        ---------
                                                    28,069          29,067           31,873
                                                  --------        --------        ---------
Income (loss) before income taxes                   10,829          12,659           (1,341)
Income tax expense                                   1,333             562              648
                                                  --------        --------        ---------
Net income (loss)                                 $  9,496        $ 12,097        $  (1,989)
                                                  ========        ========        =========


At September 30:                                    1999            1998             1997
                                                  --------        --------        ---------

Current assets                                    $ 25,699        $  7,876        $   5,485
Other assets                                       139,488         129,037          102,233
Current liabilities                                 10,276          15,772           31,409
Other liabilities                                   54,254          33,999            1,333
Net equity                                         100,657          87,142           74,976


The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") together have agreed to lend up to $65 million to Geoilbent, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. Under these loan agreements, the Company and other shareholders of Geoilbent have significant management and business support obligations. Each shareholder is jointly and severally liable to EBRD and IMB for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by any shareholder of its support obligations. The loans bear an average interest rate of LIBOR plus 5.25% payable on January 27 and July 27 each year. Principal payments will be due in varying installments on the semiannual interest payment dates beginning January 27, 2001 and ending by July 27, 2004. The loan agreements require that Geoilbent meet certain financial ratios and covenants, including a minimum current ratio, and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. Geoilbent began borrowing under these facilities in October 1997 and has borrowed a total of $46.1 million through September 30, 1999. During October 1999, Geoilbent borrowed another $2.4 million. The proceeds from the loans are being used by Geoilbent to develop the North Gubkinskoye and Prisklonovoye Fields in West Siberia, Russia. Because the Company accounts for its investment in Geoilbent based on a fiscal year ending September 30, the borrowings in October 1999 will be reflected in the Company's consolidated financial statements in the quarter ending March 31, 2000. The principal payment requirements for the long term debt of Geoilbent at September 30, 1999 are as follows for the years ending September 30 (in thousands):

            2000                                  $     --
            2001                                     8,052
            2002                                    16,000
            2003                                    11,000
            2004                                    11,000
            Subsequent Years                            --
                                                  ---------
                                                  $ 46,052
                                                  =========


During 1996 and 1997, the Company incurred $4.1 million in financing costs related to the establishment of the EBRD financing, which are recorded in other assets and are subject to amortization over the life of the facility. In 1998, under an agreement with EBRD, Geoilbent's board ratified an agreement to reimburse the Company for $2.6 million of such costs, which are included in accounts receivable. However, due to Geoilbent's need for oil and gas investment and the declining prices for crude oil, in the second quarter of 1998 the Company agreed to defer payment of those reimbursements until the first half of 2000. Additionally, during 1998 a subsidiary of the Company recorded an account receivable-affiliate for pipe it purchased for $5.0 million and sold at cost to Geoilbent for use in the development of the field. The receivable was repaid during 1999.

In October 1995, Geoilbent entered into an agreement with Morgan Guaranty for a credit facility under which the Company provides cash collateral for the loans to Geoilbent. The credit facility is renewable annually. Loans outstanding under the credit facility bear interest at either LIBOR plus 0.75%, subject to certain adjustments, or the Morgan Guaranty prime rate plus 2%, whichever is selected at the time a loan is made. In conjunction with Geoilbent's reserve-based loan agreements with the EBRD and IMB, repayment of the credit facility was subordinated to payments due to the EBRD and IMB and, accordingly, the credit facility was reclassified from current to long term in 1998. The credit facility contains no restrictive covenants and no financial ratio covenants. At September 30, 1999, $3.0 million was outstanding under the credit facility.

Excise, pipeline and other taxes, including an oil export tariff of 15 Euros per ton ($1.97 per Bbl) introduced in 1999, continue to be levied on all oil producers and certain exporters. Although the Russian regulatory environment has become less volatile, the Company is unable to predict the impact of taxes, duties and other burdens for the future.

ARCTIC GAS COMPANY

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas Company, formerly Severneftegaz, in 1998. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of providing or arranging a $100 million credit facility for the project, the terms and timing of which have yet to be finalized. The Company has received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of December 31, 1999, the Company had loaned $12.6 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3%, and had earned the right to remove restrictions from shares representing an approximate 5% equity interest. In December 1998 and in 1999, the Company purchased shares representing an additional 19% equity interest not subject to any sale or transfer restrictions. The Company owned a total of 59% voting shares of Arctic Gas as of December 31, 1999, of which 24% was not subject to any restrictions. At December 31, 1998, the Company owned a total of 50% voting shares of Arctic Gas, of which 10% was not subject to any restrictions.

Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company has accounted for its interest in Arctic Gas using the equity method. The Company's share in the equity losses of Arctic Gas were $0.4 million for the year ended December 31, 1999, but were not material for the year ended December 31, 1998. The Company had a weighted average 12% equity interest not subject to any sale or transfer restrictions for the year ended December 31, 1999. Certain provisions of Russian corporate law would effectively require minority shareholder consent in the making of new agreements between the Company and Arctic Gas, or to the changing of any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

Summarized financial information for Arctic Gas Company follows (in thousands). All amounts represent 100% of Arctic Gas Company.

Year ended September 30:              1999
                                     ------

Other income                        $    585
                                    --------

Expenses
  Depreciation                            85
  General and administrative           2,941
  Taxes other than on income              64
  Interest                               868
                                    --------
                                       3,958
                                    --------
Loss before income taxes              (3,373)
Income tax expense                        --
                                    --------
Net loss                            $ (3,373)
                                    ========

At September 30:                      1999
                                     ------

Current assets                      $  1,513
Other assets                           5,043
Current liabilities                   18,068
Other liabilities                         --
Net equity                           (11,512)


NOTE 10 - VENEZUELA OPERATIONS

On July 31, 1992, the Company and its partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., then one of three exploration and production affiliates of the national oil company, Petroleos de Venezuela, S.A. ("PDVSA") which have subsequently all been combined into PDVSA Petroleo y Gas, S.A. (all such parent, subsidiary and affiliated entities hereinafter referred to as "PDVSA"). The operating service agreement covers the Uracoa, Bombal and Tucupita Fields that comprise the South Monagas Unit (the "Unit"). Under the terms of the operating service agreement, Benton-Vinccler, C.A. ("Benton-Vinccler"), a corporation owned 80% by the Company and 20% by Vinccler, is a contractor for PDVSA and is responsible for overall operations of the Unit, including all necessary investments to reactivate and develop the fields comprising the Unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement (which amount is periodically adjusted to reflect changes in the average of certain world crude oil prices). The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

In August 1999, Benton-Vinccler sold its recently-constructed power generation facility located in the Uracoa Field of the South Monagas Unit in Venezuela for $15.1 million. Concurrently with the sale, Benton-Vinccler entered into a long-term power purchase agreement with the purchaser of the facility to provide for the electrical needs of the field throughout the remaining term of the operating service agreement. The cost of electricity to be provided under terms of the power purchase agreement approximate that previously paid by Benton-Vinccler to local utilities. Benton-Vinccler used the proceeds from the sale to repay indebtedness that is collateralized by a time deposit of the Company. Permanent repayment of a portion of the loan allowed the Company to reduce the cash collateral for the loan thereby making such cash available for working capital needs.

In December 1999, the Company entered into agreements with Schlumberger and Helmerich & Payne to further develop the South Monagas Unit pursuant to a long-term incentive-based development program. Schlumberger has agreed to financial incentives intended to reduce drilling costs, improve initial production rates of new wells and to increase the average life of the downhole pumps at South Monagas. As part of Schlumberger's commitment to the program, it will provide additional technical and engineering resources on-site full-time in Venezuela and at the Company's offices in Carpinteria, California. Benton-Vinccler commenced drilling in January 2000 with a one-rig program initially, and may add a second rig in the middle of 2000.

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration, which has been subsequently acquired by Burlington Resources, Inc. ("Burlington"), and Norcen Energy Resources, LTD, which has been subsequently acquired by Union Pacific Resources Group Inc. ("UPR"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing an 839 kilometer seismic survey and drilling three wells to the depths of 12,000 to 18,000 feet within five years. At the time the block was tendered for international bidding, PDVSA estimated that this minimum exploration work program would cost $60 million and required that the Company and the other partners each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with Burlington and UPR each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, Burlington is the operator of the field and, therefore, the Company is not able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed, and the Company posted an $18 million standby letter of credit, collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see
Note 4). As of December 31, 1998, the Company's share of expenditures to date was $8.2 million, which was included in the Venezuela cost center after evaluation for proved reserves, and the standby letter of credit had been reduced to $11.2 million. During 1999, the Block's first exploration well, the Jarina 1-X, penetrated a thick potential reservoir sequence, but encountered no hydrocarbons. The Company continues to evaluate the remaining leads on the Block, including their potential reserves and risk factors, although the Block's future commerciality is uncertain. As of December 31, 1999, the Company's share of expenditures to date was $15.2 million, all of which had been included in the Venezuela cost center, and the standby letter of credit had been reduced to $7.7 million. While the Venezuela cost center experienced a full cost ceiling test write-down of $187.8 million in 1998, there were no further impairments in 1999.

NOTE 11 - CHINA OPERATIONS

In December 1996, the Company acquired Benton Offshore China Company, a privately held corporation headquartered in Denver, Colorado, for 628,142 shares of common stock and options to purchase 107,571 shares of the Company's common stock at $7.00 per share, valued in total at $14.6 million. Benton Offshore China Company's primary asset is a large undeveloped acreage position in the South China Sea under a petroleum contract with China National Offshore Oil Corporation ("CNOOC") of the People's Republic of China for an area known as Wan'An Bei, WAB-21. Benton Offshore China Company will, as a wholly owned subsidiary of the Company, continue as the operator and contractor of WAB-21. Benton Offshore China Company has submitted an exploration program and budget to CNOOC for 1999. However, due to certain territorial disputes over the sovereignty of the contract area, it is unclear when such program will commence.

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company acquired a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell held a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell was the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4 million ($2 million to the Company). Pursuant to the farmout agreement the Company was required to pay 100% of the first $8 million of the costs for the phase one exploration period, after which any development costs were to be shared equally. During the first six months of 1999, the first exploratory well on the Qingshui Block was drilled to a total depth of 4,500 meters, and two reservoirs, the Sha-2 and Sha-3, were tested. Although hydrocarbons were encountered during drilling of the Qing Deep 22, Benton and operator Shell concluded in the third quarter that the well was non-commercial. As a result, the Company elected not to continue to the second exploration phase and has relinquished its interest in the Block. Accordingly, the Company recognized a write-down of the capitalized cost related to the farmout agreement of $12.6 million in the third quarter of 1999.

NOTE 12 - SANTA BARBARA OPERATIONS

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases ("California Leases") from Molino Energy Company, LLC ("Molino Energy"), which held 100% of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40% participation interest in the California Leases, the Company became the operator of the project and agreed to pay 100% of the first $3.7 million and 53% of the remainder of the costs of the first well drilled on the block. During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. In November 1998, the Company entered into an agreement to acquire Molino Energy's interest in the California Leases in exchange for the release of its joint interest billing obligations, but the transaction has not yet been finalized. In the fourth quarter of 1999, the Company decided to focus its capital expenditures on existing producing properties and fulfilling work commitments associated with its other properties. Because the Company currently has no firm approved plans to continue drilling on the California Leases and the 2199 #7 exploratory well did not result in commercial reserves, the Company wrote off all of the capitalized costs associated with the California Leases of $9.2 million and the joint interest receivable of $3.1 million due from Molino Energy at December 31, 1999.

NOTE 13 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which has been extended to May 2000, for which it posted a $1 million standby letter of credit, collateralized in full by a time deposit of the Company. If the Company ultimately elects to continue through phases two and three, it would be obligated to spend an additional $18 million over the succeeding six years. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 well tested significant, but non-commercial amounts of gas; the WS-10 well resulted in no commercial amounts of hydrocarbons. Therefore, at December 31, 1998, the Company wrote down $3.7 million in capitalized costs incurred to date related to the PSA. During 1999, the Company incurred an additional $0.3 million in capitalized costs, which were written off at December 31, 1999 as a result of the Company's decision to minimize capital expenditures to those that were necessary in order to maintain currently producing properties. The Company will continue to reprocess and remap seismic data and conduct geological studies on the block through May 2000.

NOTE 14 - SENEGAL OPERATIONS

In December 1997, the Company signed a memorandum of understanding with Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, to receive a minimum 45% working interest in and to operate the approximately one million acre onshore Thies Block in western Senegal. The Company's $5.4 million work commitment on the Thies Block, where Petrosen has recently drilled and completed the Gadiaga #2 discovery well, consisted of hooking up the existing well, drilling two additional wells and constructing a 41-kilometer (approximately 25-mile) gas pipeline to Senegal's main electric generating facility near Dakar. In October 1999, the Company entered into an agreement with First Seismic Corporation ("First Seismic") whereby the Company, upon receiving a release from Petrosen of its remaining work commitment, transferred its entire working interests in the Thies Block and paid $0.7 million to First Seismic in exchange for 135,000 series B preferred shares of First Seismic. The Company performed a valuation of the securities at the date of the agreement with First Seismic and concluded that the securities had a de minimis fair value. Accordingly, the Company has not assigned any cost to the securities. For the year ended December 31, 1999, the Company recorded a write-down of $1.6 million comprised of $0.9 million of previously capitalized costs and $0.7 million of payment to First Seismic. At December 31, 1999, the Company evaluated the securities and believes that the fair value of the securities has not changed since the date of the agreement.

The Company also obtained exclusive rights from Petrosen to evaluate and reprocess geophysical data for Senegal's shallow near-offshore acreage, an area encompassing approximately 7.5 million acres extending from the Mauritania border in the north to the Guinea-Bissau border in the south. The Company has elected to not continue with the evaluation of, and has relinquished its interest in, the near-offshore acreage and, accordingly, recognized a write-down of the capitalized costs related to the acreage of $1.5 million during 1999.

NOTE 15 - RELATED PARTY TRANSACTIONS

In 1996, 1997 and November 1998, the Company made certain unsecured loans to its then-Chief Executive Officer, A. E. Benton. Each of these loans was evidenced by a promissory note bearing interest at the rate of 6% per annum. At December 31, 1997 and September 30, 1998, the aggregate outstanding amounts of the loans were $2.0 million and $4.4 million, respectively. In the fourth quarter of 1998, the Company loaned Mr. Benton an additional $1.1 million to enable him to pay in full certain margin account obligations owed to third parties which had obtained a pledge from Mr. Benton of his shares of Company stock. The Company then obtained a security interest in those shares of stock, certain personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to the Company by Mr. Benton exceeded the value of the Company's collateral, due to the decline in the price of the Company's stock. As a result, the Company recorded an allowance for doubtful accounts of $2.9 million. The portion of the note secured by the Company's stock and stock options, $2.1 million, was presented on the Balance Sheet as a reduction from Stockhoders' Equity at December 31, 1998. In August 1999, Mr. Benton filed a Chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. The Company recorded an additional $2.8 million allowance for doubtful accounts for the remaining principal and accrued interest owed to the Company at June 30, 1999, and continues to record additional allowances as interest accrues ($0.2 million for the period July 1, 1999 to December 31, 1999). Measuring the amount of the allowances requires judgements and estimates, and the amount eventually realized may differ from the estimate.

In February 2000, the Company entered into a Separation Agreement and a Consulting Agreement with Mr. Benton, pursuant to which the Company retained Mr. Benton as an independent contractor to perform certain services for the Company. At the same time, Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provides for the full repayment of the Company's loans to Mr. Benton, including all principal and accrued and accruing interest at the rate of 6% per annum. Under the proposed plan, which the Company anticipates will be submitted to the bankruptcy court in the second quarter of 2000, the Company will retain its security interest in Mr. Benton's 600,000 shares of the Company's stock and in his stock options, and in a portion of certain proceeds of his Consulting Agreement. Repayment of the Company's loans to Mr. Benton will be achieved through Mr. Benton's liquidation of certain real and personal property assets; a phased liquidation of Company stock resulting from Mr. Benton's exercise of his Company stock options; and, if necessary, from the retained interest in the portion of the Consulting Agreement's proceeds. The amount eventually realized by the Company and the timing of its receipt of payments will depend upon the timing and results of the liquidation of Mr. Benton's assets.

Also during 1997 and 1996, the Company made loans to Mr. M.B. Wray, its Vice Chairman and Mr. J.M. Whipkey, its then-Chief Financial Officer, each loan bearing interest at 6% and collateralized by a security interest in personal real estate. On May 11, 1999, Mr. Wray repaid the entire balance of principal and interest on his loan. At December 31, 1999, the balance owed to the Company by Mr. Whipkey was $0.4 million, which is due the earlier of December 31, 2000 or the sale of the personal real estate. At December 31, 1998, the balances owed to the Company by Mr. Wray and Mr. Whipkey were $0.6 million and $0.5 million, respectively.

In addition, receivables from other employees and directors to the Company totaled $0.2 million and $0.6 million at December 31, 1999 and December 31, 1998, respectively.

NOTE 16 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 was adopted by the Company in December 1997 and earnings per share for all prior periods have been restated. The numerator (income) and denominator (shares) of the basic and diluted earnings per share computations were (in thousands, except per share amounts):

                                                          INCOME/
                                                          (LOSS)         SHARES     AMOUNT PER SHARE
                                                         ---------      --------    -----------------
          FOR THE YEAR ENDED DECEMBER 31, 1999
          ------------------------------------
          BASIC EPS
          Loss available to common stockholders          $ (32,284)      29,577        $(1.09)
                                                         =========       ======        ======

          Effect of Dilutive Securities:
          Stock options and warrants                            --           --
                                                         ---------       ------

          DILUTED EPS
          Loss available to common stockholders          $ (32,284)      29,577        $(1.09)
                                                         =========       ======        ======

          FOR THE YEAR ENDED DECEMBER 31, 1998
          ------------------------------------
          BASIC EPS
          Loss available to common stockholders          $(183,580)      29,554        $(6.21)
                                                         =========       ======        ======

          Effect of Dilutive Securities:
          Stock options and warrants                            --           --
                                                         ---------       ------

          DILUTED EPS
          Loss available to common stockholders
             and assumed conversions                     $(183,580)      29,554        $(6.21)
                                                         =========       ======        ======

          FOR THE YEAR ENDED DECEMBER 31, 1997
          ------------------------------------
          BASIC EPS
          Income available to common stockholders        $  18,049       29,119        $ 0.62
                                                         =========       ======        ======

          Effect of Dilutive Securities:
          Convertible notes and debentures                      --           --
          Stock options and warrants                            --        1,715
                                                         ---------       ------

          DILUTED EPS
          Income available to common stockholders        $  18,049       30,834        $ 0.59
                                                         =========       ======        ======


For the years ended December 31, 1999, 1998 and 1997, 6.2 million, 3.3 million and 0.6 million options and warrants, respectively, were excluded from the earnings per share calculations because they were anti-dilutive.

QUARTERLY FINANCIAL DATA (UNAUDITED) (1)

Summarized quarterly financial data is as follows:

                                                                            QUARTER ENDED
                                                      -------------------------------------------------------------
                                                      MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                      --------         ---------       ------------     -----------
                                                              (amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31, 1999

Revenues, other income and equity earnings            $ 19,964         $ 23,636         $ 26,700         $ 31,659
Expenses                                                27,719           30,586           39,412           42,503
                                                      --------         --------         --------         --------
Loss before income taxes and minority interest          (7,755)          (6,950)         (12,712)         (10,844)
Income tax expense (benefit)                               753              406            1,239           (9,312)
                                                      --------         --------         --------         --------
Loss before minority interest                           (8,508)          (7,356)         (13,951)          (1,532)
Minority interest                                          155              200              178              404
                                                      --------         --------         --------         --------
Net loss                                              $ (8,663)        $ (7,556)        $(14,129)        $ (1,936)
                                                      ========         ========         ========         ========

Net loss per common share:
    Basic                                             $  (0.29)        $  (0.26)        $  (0.48)        $  (0.07)
    Diluted                                           $  (0.29)        $  (0.26)        $  (0.48)        $  (0.07)

                                                                            QUARTER ENDED
                                                      -------------------------------------------------------------
                                                      MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                      --------         ---------       ------------     -----------
                                                              (amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31, 1998

Revenues, other income and equity earnings            $ 30,929         $ 15,388         $ 21,247         $  25,335
Expenses                                                53,038           76,678           29,185           164,884
                                                      --------         --------         --------         ---------
Loss before income taxes and minority interest         (22,109)         (61,290)          (7,938)         (139,549)
Income tax expense (benefit)                              (744)          (7,369)             197           (16,495)
                                                      --------         --------         --------         ---------
Loss before minority interest                          (21,365)         (53,921)          (8,135)         (123,054)
Minority interest                                         (379)          (3,878)            (296)          (18,342)
                                                      --------         ---------        --------         ---------
Net loss                                              $(20,986)        $(50,043)        $ (7,839)        $(104,712)
                                                      ========         ========         ========         =========

Net loss per common share:
    Basic                                             $  (0.71)        $  (1.69)        $  (0.27)        $   (3.54)
    Diluted                                           $  (0.71)        $  (1.69)        $  (0.27)        $   (3.54)


(1) As discussed in Note 1, the Company changed its method of reporting its investment in Geoilbent.

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

TABLE I - TOTAL COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES (IN THOUSANDS):

                                                                                                  EQUITY
                                                    CONSOLIDATED COMPANIES                      AFFILIATES
                                   ------------------------------------------------------       ----------
                                                                UNITED STATES
                                   VENEZUELA        CHINA         AND OTHER      SUBTOTAL         RUSSIA           TOTAL
                                   ---------        -----         ---------      --------         ------           -----
YEAR ENDED DECEMBER 31, 1999
    Development costs               $22,361                       $    104        $ 22,465        $  6,342        $ 28,807
    Exploration costs                   261        $ 8,480           1,761          10,502           1,345          11,847
                                    -------        -------        --------        --------        --------        --------
                                    $22,622        $ 8,480        $  1,865        $ 32,967        $  7,687        $ 40,654
                                    =======        =======        ========        ========        ========        ========
YEAR ENDED DECEMBER 31, 1998
    Development costs               $75,928                        $ 2,105        $ 78,033        $ 13,276        $ 91,309
    Exploration costs                 4,230        $ 4,024           7,853          16,107           3,550          19,657
                                    -------        -------        --------        --------        --------        --------
                                    $80,158        $ 4,024        $  9,958        $ 94,140        $ 16,826        $110,966
                                    =======        =======        ========        ========        ========        ========
YEAR ENDED DECEMBER 31, 1997
    Development costs               $95,791                                        $95,791        $  2,652        $ 98,443
    Exploration costs                 3,919        $ 1,088        $  5,718          10,725              33          10,758
                                    -------        -------        --------        --------        --------        --------
                                    $99,710        $ 1,088        $  5,718        $106,516        $  2,685        $109,201
                                    =======        =======        ========        ========        ========        ========




TABLE II - CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS):

                                                                                                          EQUITY
                                                               CONSOLIDATED COMPANIES                   AFFILIATES
                                                 ---------------------------------------------------    ----------
                                                                          UNITED STATES
                                                 VENEZUELA      CHINA       AND OTHER      SUBTOTAL       RUSSIA        TOTAL
                                                 ---------      -----     -------------    ---------      ------        -----

DECEMBER 31, 1999
    Proved property costs                        $ 378,631     $ 12,870     $  18,025     $ 409,526     $  68,526     $ 478,052
    Costs excluded from amortization                    --       16,108             9        16,117         5,004        21,121
    Oilfield inventories                             9,806           --            --         9,806         2,084        11,890
    Less accumulated depletion and impairment     (324,211)     (12,870)      (17,753)     (354,834)      (24,102)     (378,936)
                                                 ---------     --------     ---------     ---------     ---------     ---------

                                                 $  64,226     $ 16,108     $     281     $  80,615     $  51,512     $ 132,127
                                                 =========     ========     =========     =========     =========     =========
DECEMBER 31, 1998
    Proved property costs                        $ 371,369     $     --     $   6,083     $ 377,452     $  61,520     $ 438,972
    Costs excluded from amortization                    --       20,498        10,415        30,913         4,315        35,228
    Oilfield inventories                             7,214           --            --         7,214         2,080         9,294
    Less accumulated depletion and impairment     (309,381)          --        (6,083)     (315,464)      (20,857)     (336,321)
                                                 ---------     --------     ---------     ---------     ---------     ---------
                                                 $  69,202     $ 20,498     $  10,415     $ 100,115     $  47,058     $ 147,173
                                                 =========     ========     =========     =========     =========     =========
DECEMBER 31, 1997
    Proved property costs                        $ 283,469     $     --     $      --     $ 283,469     $  48,176     $ 331,645
    Costs excluded from amortization                 7,742       16,473         6,531        30,746           842        31,588
    Oilfield inventories                             3,627           --            --         3,627           896         4,523
    Less accumulated depletion and impairment      (89,727)          --            --       (89,727)       (8,276)      (98,003)
                                                 ---------     --------     ---------     ---------     ---------     ---------
                                                 $ 205,111     $ 16,473     $   6,531     $ 228,115     $  41,638     $ 269,753
                                                 =========     ========     =========     =========     =========     =========


TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS):

                                                                                                    EQUITY
                                                             CONSOLIDATED COMPANIES               AFFILIATES
                                                    ---------------------------------------      ------------
                                                                  UNITED STATES
                                                    VENEZUELA       AND OTHER      SUBTOTAL        RUSSIA           TOTAL
                                                    ---------     --------------   --------        -------          ------
YEAR ENDED DECEMBER 31, 1999
    Oil sales                                       $  89,060       $     --       $  89,060       $ 11,006       $ 100,066
    Expenses:
      Operating expenses and taxes other
        than on income                                 38,841            710          39,551          4,139          43,690
      Depletion                                        14,829             --          14,829          3,325          18,154
      Write-down of oil and gas properties and
        impairments                                                   25,891          25,891             --          25,891
      Income tax expense                                3,812            638           4,450            436           4,886
                                                    ---------       --------       ---------       --------       ---------

          Total expenses                               57,482         27,239          84,721          7,900          92,621
                                                    ---------       --------       ---------       --------       ---------

    Results of operations from oil and gas
      producing activities                          $  31,578       $(27,239)      $   4,339       $  3,106       $   7,445
                                                    =========       ========       =========       ========       =========


YEAR ENDED DECEMBER 31, 1998
    Oil sales                                       $  82,215       $     (3)      $  82,212       $  8,059       $  90,271
    Expenses:
      Operating expenses and taxes other
        than on income                                 39,069          1,161          40,230          4,445          44,675
      Depletion                                        31,843             --          31,843          2,474          34,317
      Write-down of oil and gas properties and
        impairments                                   187,811          6,082         193,893         10,100         203,993
      Income tax benefit                              (26,793)            --         (26,793)            --         (26,793)
                                                    ---------       --------       ---------       --------       ---------
          Total expenses                              231,930          7,243         239,173         17,019         256,192
                                                    ---------       --------       ---------       --------       ---------
    Results of operations from oil and gas
      producing activities                          $(149,715)      $ (7,246)      $(156,961)      $ (8,960)      $(165,921)
                                                    =========       ========       =========       ========       =========

YEAR ENDED DECEMBER 31, 1997
    Oil sales                                       $ 154,119       $    (86)      $ 154,033       $  9,925       $ 163,958
    Expenses:
      Operating expenses and taxes other
        than on income                                 34,516            821          35,337          6,551          41,888
      Depletion                                        43,584             --          43,584          3,079          46,663
      Income tax expense                               25,656             --          25,656             --          25,656
                                                    ---------       --------       ---------       --------       ---------

          Total expenses                              103,756            821         104,577          9,630         114,207
                                                    ---------       --------       ---------       --------       ---------
    Results of operations from oil and gas
      producing activities                          $  50,363       $   (907)      $  49,456       $    295       $  49,751
                                                    =========       ========       =========       ========       =========


Geoilbent (34% owned by the Company) and Arctic Gas Company (24% and 10% ownership not subject to certain sale and transfer restrictions at December 31, 1999 and 1998, respectively), which are accounted for under the equity method, have been included at their respective ownership interests in the consolidated financial statements based on a fiscal period ending September 30 and, accordingly, results of operations for oil and gas producing activities in Russia reflect the years ended September 30, 1999, 1998 and 1997 for Geoilbent and the year ended September 30, 1999 for Arctic Gas.

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

Proved Undeveloped Reserves are Proved Reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units, which are reasonably certain of production when drilled. Estimates of recoverable reserves for proved undeveloped reserves may be subject to substantial variation and actual recoveries may vary materially from estimates.

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

The Company's engineering estimates indicate that a significant quantity of natural gas reserves (net to the Company's interest) will be developed and produced in association with the development and production of the Company's proved oil reserves in Russia. The Company expects that, due to current market conditions, it will initially re-inject or flare such associated natural gas production, and accordingly, no natural gas proved reserves have been recorded. Under the joint venture agreement, such reserves are owned by the Company in the same proportion as all other hydrocarbons in the field, and subsequent changes in conditions could result in the assignment of value to these reserves.

Changes in previous estimates of proved reserves result from new information obtained from production history and changes in economic factors.

The evaluations of the oil and gas reserves as of December 31, 1999, 1998, 1997 and 1996 were audited by Huddleston & Co., Inc., independent petroleum engineers.

                                                                                                   EQUITY
                                                                CONSOLIDATED COMPANIES           AFFILIATES
                                                       --------------------------------------    ----------
                                                                       MINORITY
                                                                     INTEREST IN       NET
                                                       VENEZUELA      VENEZUELA       TOTAL         RUSSIA          TOTAL
                                                       ---------     -----------      -----         ------          -----
PROVED RESERVES-CRUDE OIL, CONDENSATE, AND GAS
LIQUIDS(MBBLS)
YEAR ENDED DECEMBER 31, 1999
   Proved reserves beginning of the year                 137,835       (27,567)       110,268        31,053        141,321
     Revisions of previous estimates                      (7,488)        1,498         (5,990)         (531)        (6,521)
     Extensions, discoveries and improved recovery        14,281        (2,856)        11,425        11,058         22,483
     Production                                           (9,667)        1,933         (7,734)       (1,451)        (9,185)
                                                        --------       -------       --------       -------       --------
   Proved reserves end of year                           134,961       (26,992)       107,969        40,129        148,098
                                                        ========       =======       ========       =======       ========
YEAR ENDED DECEMBER 31, 1998
   Proved reserves beginning of the year                  94,671       (18,934)        75,737        26,113        101,850
     Revisions of previous estimates                      25,119        (5,024)        20,095        (2,283)        17,812
     Extensions, discoveries and improved recovery        30,217        (6,043)        24,174         8,147         32,321
     Production                                          (12,172)        2,434         (9,738)         (924)       (10,662)
                                                        --------       -------       --------       -------       --------
   Proved reserves end of year                           137,835       (27,567)       110,268        31,053        141,321
                                                        ========       =======       ========       =======       ========
YEAR ENDED DECEMBER 31, 1997
   Proved reserves beginning of the year                  86,076       (17,215)        68,861        23,544         92,405
     Revisions of previous estimates                      17,043        (3,409)        13,634         3,449         17,083
     Extensions, discoveries and improved recovery         6,947        (1,389)         5,558             -          5,558
     Production                                          (15,395)        3,079        (12,316)         (880)       (13,196)
                                                        --------       -------       --------       -------       --------
   Proved reserves end of year                            94,671       (18,934)        75,737        26,113        101,850
                                                        ========       =======       ========       =======       ========
PROVED DEVELOPED RESERVES AT:
   December 31, 1999                                      67,119       (13,423)        53,695        15,120         68,815
   December 31, 1998                                      75,636       (15,127)        60,509         9,745         70,254
   December 31, 1997                                      68,868       (13,774)        55,094         5,443         60,537
   January 1, 1997                                        47,805        (9,561)        38,244         3,417         41,661


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

Geoilbent received a waiver from the export tariff assessed on all oil produced in and exported from Russia for 1995. In July 1996, such oil export tariffs were terminated in conjunction with a loan agreement with the International Monetary Fund, although a new oil export tariff of 15 Euros per ton ($1.97 per Bbl) was introduced in 1999. Excise, pipeline and other taxes continue to be levied on all oil producers and certain exporters. Although the Russian regulatory environment has become less volatile, the Company is unable to predict the impact of taxes, duties and other burdens for the future.

                                                                                                          EQUITY
                                                                      CONSOLIDATED COMPANIES            AFFILIATES
                                                              ---------------------------------------   -----------
                                                                            MINORITY
                                                                            INTEREST
                                                                                IN
                                                              VENEZUELA     VENEZUELA     NET TOTAL        RUSSIA        TOTAL
                                                              ---------     ---------     ---------        ------        -----
                                                                                    (amounts in thousands)
DECEMBER 31, 1999
  Future cash inflow                                         $ 1,727,228    $(345,446)   $ 1,381,782    $ 566,201    $ 1,947,983
  Future production costs                                       (543,976)     108,795       (435,181)    (150,370)      (585,551)
  Future development costs                                      (144,639)      28,928       (115,711)     (38,210)      (153,921)
                                                             -----------    ---------    -----------    ---------    -----------
  Future net revenue before income taxes                       1,038,613     (207,723)       830,890      377,621      1,208,511
  10% annual discount for estimated timing of cash flows        (386,930)      77,386       (309,544)    (154,032)      (463,576)
                                                             -----------    ---------    -----------    ---------    -----------
  Discounted future net cash flows before income taxes           651,683     (130,337)       521,346      223,589        744,935
  Future income taxes, discounted at 10% per annum              (175,602)      35,121       (140,481)     (47,676)      (188,157)
                                                             -----------    ---------    -----------    ---------    -----------
  Standardized measure of discounted future net cash flows   $   476,081    $ (95,216)   $   380,865    $ 175,913    $   556,778
                                                             ===========    =========    ===========    =========    ===========

DECEMBER 31, 1998
  Future cash inflow                                         $   778,765    $(155,753)   $   623,012    $ 183,524    $   806,536
  Future production costs                                       (527,856)     105,571       (422,285)     (70,953)      (493,238)
  Future development costs                                      (147,806)      29,561       (118,245)     (25,048)      (143,293)
                                                             -----------    ---------    -----------    ---------    -----------
  Future net revenue before income taxes                         103,103      (20,621)        82,482       87,523        170,005
  10% annual discount for estimated timing of cash flows         (40,648)       8,130        (32,518)     (37,977)       (70,495)
                                                             -----------    ---------    -----------    ---------    -----------
  Discounted future net cash flows before income taxes            62,455      (12,491)        49,964       49,546         99,510
  Future income taxes, discounted at 10% per annum                    --           --             --       (6,298)        (6,298)
                                                             -----------    ---------    -----------    ---------    -----------
  Standardized measure of discounted future net cash flows   $    62,455    $ (12,491)   $    49,964    $  43,248    $    93,212
                                                             ===========    =========    ===========    =========    ===========

DECEMBER 31, 1997
  Future cash inflow                                         $   923,421    $(184,684)   $   738,737    $ 274,190    $ 1,012,927
  Future production costs                                       (332,647)      66,529       (266,118)     (74,326)      (340,444)
  Future development costs                                       (70,415)      14,083        (56,332)     (53,283)      (109,615)
                                                             -----------    ---------    -----------    ---------    -----------
  Future net revenue before income taxes                         520,359     (104,072)       416,287      146,581        562,868
  10% annual discount for estimated timing of cash flows        (156,321)      31,264       (125,057)     (68,885)      (193,942)
                                                             -----------    ---------    -----------    ---------    -----------
  Discounted future net cash flows before income taxes           364,038      (72,808)       291,230       77,696        368,926
  Future income taxes, discounted at 10% per annum               (72,567)      14,513        (58,054)     (14,263)       (72,317)
                                                             -----------    ---------    -----------    ---------    -----------
  Standardized measure of discounted future net cash flows   $   291,471    $ (58,295)   $   233,176    $  63,433    $   296,609
                                                             ===========    =========    ===========    =========    ===========


TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES



                                             CONSOLIDATED COMPANIES                                EQUITY AFFILIATES
                                   -------------------------------------------        ------------------------------------------
                                      1999             1998             1997             1999            1998             1997
                                      ----             ----             ----             ----            ----             ----
                                                                      (Amounts in thousands)
Present Value at January 1         $  49,964        $ 233,176        $ 258,841        $  43,248        $ 63,433        $ 73,423
Sales of oil and gas, net of
  related costs                      (40,303)         (34,513)         (95,682)          (3,238)         (3,614)         (2,576)
Revisions to estimates of
  proved reserves
    Pricing                          552,614         (295,131)         (71,542)         120,742         (43,072)        (12,930)
    Quantities                       (26,671)          11,809           56,661           (2,858)         (3,134)         11,385
Sales of reserves in place
Extensions, discoveries and
  improved recovery,
  net of future costs                 65,184           22,893           20,580           54,326          18,132              --
Accretion of discount                  4,996           29,123           35,748            4,955           7,770           9,071
Change in income taxes              (140,481)          58,054           40,590          (41,378)          7,965           3,019
Development costs incurred            28,558           37,832           46,818            4,370           8,311           2,685
Changes in timing and other         (112,996)         (13,279)         (58,838)          (4,254)        (12,543)        (20,644)
                                   ---------        ---------        ---------        ---------        --------        --------
Present Value at December 31       $ 380,865        $  49,964        $ 233,176        $ 175,913        $ 43,248        $ 63,433
                                   =========        =========        =========        =========        ========        ========


                                                      TOTAL
                                   --------------------------------------------
                                      1999             1998             1997
                                      ----             ----             ----
Present Value at January 1         $  93,212        $ 296,609        $ 332,264
Sales of oil and gas, net of
  related costs                      (43,541)         (38,127)         (98,258)
Revisions to estimates of
  proved reserves
    Pricing                          673,356         (338,203)         (84,472)
    Quantities                       (29,529)           8,675           68,046
Sales of reserves in place
Extensions, discoveries and
  improved recovery,
  net of future costs                119,510           41,025           20,580
Accretion of discount                  9,951           36,893           44,819
Change in income taxes              (181,859)          66,019           43,609
Development costs incurred            32,928           46,143           49,503
Changes in timing and other         (117,250)         (25,822)         (79,482)
                                   ---------        ---------        ---------
Present Value at December 31       $ 556,778        $  93,212        $ 296,609
                                   =========        =========        =========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 30th day of March, 2000.

                                               BENTON OIL AND GAS COMPANY
                                               --------------------------
                                               (Registrant)

Date:    March 30, 2000                     By:   /s/Michael B. Wray
         ---------------------------           ------------------------
                                                 Michael B. Wray
                                                 Acting Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 30th day of March, 2000, on behalf of the Registrant in the capacities indicated:

   Signature                                  Title
   ---------                                  -----


   /s/Michael B. Wray                         Director, Acting Chief Executive Officer
   -------------------------------------
   Michael B. Wray


   /s/Bruce M. McIntyre                       Director
   -------------------------------------
   Bruce M. McIntyre


   /s/David H. Pratt                          Senior Vice President, Chief Financial
   -------------------------------------      Officer and Treasurer
   David H. Pratt
   (Principal Financial Officer)


   /s/Chris C. Hickok                         Vice President-Controller
   -------------------------------------
   Chris C. Hickok
   (Principal Accounting Officer)

   /s/A.E. Benton                             Director
   -------------------------------------
   A.E. Benton


   /s/Richard W. Fetzner                      Director
   -------------------------------------
   Richard W. Fetzner


   /s/Garrett A. Garrettson                   Director
   -------------------------------------
   Garrett A. Garrettson

                                    EXHIBITS