Form 10-K405/A
period 1999-12-31
BENTON OIL & GAS CO
filed 2000-05-01
CIK 845289

--------------------------------------------------------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON
       -------------------                         WHICH REGISTERED
                                                   ----------------

   COMMON STOCK, $.01 PAR VALUE                          NYSE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

  COMMON STOCK PURCHASE WARRANTS, $11.00 EXERCISE PRICE                NASDAQ


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $86,412,117, computed on the basis of $3.00 per share, closing price of the common stock on the NYSE on March 24, 2000.

There were 29,576,966 shares of the registrant's Common Stock, $.01 par value, outstanding as of March 24, 2000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding the Company's directors, executive officers and certain key employees:


         NAME                              AGE        POSITION
         ----                              ---        --------
         Michael B. Wray                   64         Director, Office of the Chief Executive
         Bruce M. McIntyre                 72         Director, Office of the Chief Executive
         E. Sven Hagen                     42         Senior Vice President - Exploration and Production
         David H. Pratt                    50         Senior Vice President, Chief Financial Officer and Treasurer
         Chris C. Hickok                   42         Vice President - Controller, Chief Accounting Officer
         Andrei E. Popov                   36         Vice President - Business Development
         A. E. Benton                      57         Director
         Richard W. Fetzner                70         Director
         Garrett A. Garrettson             55         Director


MICHAEL B. WRAY

Michael B. Wray was named to the Office of the Chief Executive in August 1999 upon the resignation of Mr. A.E. Benton, and was first elected Vice Chairman in February 1998. Mr. Wray served as President of Benton from January 1996 to February 1998. He served as Chief Financial Officer of Benton from January 1996 to August 1997. From January 1994 through December 1995, Mr. Wray served as a consultant to Benton. From January 1992 until July 1993, Mr. Wray served as vice president-finance and administration of Del Mar Operating, Inc. From 1985 through 1991, Mr. Wray served as an independent financial consultant to oil and gas exploration and production companies. From 1979 to 1985, Mr. Wray served as a senior financial officer of Guardian Oil Company, Huffco Petroleum Corporation and May Petroleum, Inc. Prior to that time, Mr. Wray worked for over 15 years in New York as an investment banker, security analyst and officer in various investment firms including Donaldson, Lufkin & Jenrette, Inc., Drexel & Co. and L.F. Rothschild & Co. Mr. Wray began his career as an attorney with Morgan, Lewis & Bockius in Philadelphia. Mr. Wray holds a B.A. degree from Amherst College and a L.L.B. degree from Columbia Law School.

BRUCE M. MCINTYRE

Bruce M. McIntyre was named to the Office of the Chief Executive in August 1999 upon the resignation of Mr. A.E. Benton, and is a private investor and a consultant in the oil and gas industry. Mr. McIntyre also serves in a management capacity with several small, private companies in the energy field. He currently serves as a director of MSC Corp., a private company which manages oil wells in Illinois. From 1981 to 1984, Mr. McIntyre served as president of Rocky Mountain Exploration Company, ultimately negotiating its merger into Carmel Energy, Inc., on whose board of directors he served until March 1986. Prior to that time, Mr. McIntyre held various management positions with C&K Petroleum, Inc. (now ENSTAR Petroleum, Inc.), Jenney Oil Company and Sinclair Oil & Gas Company. Mr. McIntyre holds a B.A. degree from Harvard College and a M.B.A. degree from the Harvard University Graduate School of Business Administration.

E. SVEN HAGEN

E. Sven Hagen was first appointed gulf coast geologist in March 1990, was elected Vice President - Exploration and Development in July 1995 and was elected Senior Vice President - Exploration and Production in October 1997. From March 1987 to February 1990, Dr. Hagen was employed by Shell Oil Company as an exploration geologist responsible for the technical evaluation of the oil and gas potential of West Africa salt basins including Angola, Congo, Gabon and Namibia. From December 1985 to February 1987, Dr. Hagen was employed by Standard Oil Production Company as an Exploration Geologist. Dr. Hagen holds a B.A. degree in geology from the University of California at Santa Barbara and a Ph.D. in geology from the University of Wyoming.

DAVID H. PRATT

David H. Pratt rejoined the Company as Senior Vice President of Finance and Administration and Chief Financial Officer in January 2000. From July 1996 to January 2000, Mr. Pratt was a financial consultant to the Company. From January 1996 to June 1996, Mr. Pratt was Vice President - International Finance. From April 1989 to December 1995, Mr. Pratt served as Vice President-Finance, Chief Financial Officer and Treasurer of the Company. From 1987 to 1989, Mr. Pratt was a consultant in the accounting services and systems industry. From 1982 to 1987, Mr. Pratt was employed by May Petroleum Inc., becoming assistant treasurer. He also served as budget and planning manager, and managed corporate and partnership investor relations and other administrative areas. From 1974 to 1982, Mr. Pratt was employed by Arthur Andersen & Co., and he became a Certified Public Accountant in 1975. Mr. Pratt holds B.S. and M.B.A. degrees from Texas Christian University.

CHRIS C. HICKOK

Chris C. Hickok was first appointed controller in November 1991 and was elected Vice President - Controller and Chief Accounting Officer in January 1995. From March 1979 to September 1991, Mr. Hickok was employed by Mission Resources, Inc. and held various positions in the accounting and finance department including financial analyst, assistant controller and controller. Mr. Hickok holds a B.S. degree in business administration from California State University at Hayward and is a Certified Management Accountant.

ANDREI E. POPOV

Andrei E. Popov was employed by the Company in May 1992 and in 1995 was appointed manager of corporate business development. In May 1998 he was elected Vice President - Corporate Business Development. From 1986 to 1992, Mr. Popov was employed in various managerial and professional positions in Russia, most recently as Deputy Director General of the Russian Canadian Joint Venture EMING, managing operations of the joint venture on behalf of the Canadian party. Prior to that he held research positions for the Russian Oil and Gas Geophysical Association "Neftegeophysica," one of the largest geophysical contractors in Russia, and the Academy of Science Institute of Physics in Moscow. Mr. Popov received his M.S. degree in physics from the Moscow Engineering Physics Institute.

A. E. BENTON

A. E. Benton, founder of the Company, resigned as Chief Executive Officer and Chairman of the Board in August 1999, and in February 2000 he resigned as an employee and became a consultant to the Company. Mr. Benton was elected President of the Company in February 1998, and was first elected Chief Executive Officer and Chairman of the Board of the Company in September 1988. Mr. Benton has served as director of the Company since September 1988. From 1986 to October 1988, Mr. Benton was employed as president and director of Benton Petroleum Company. From 1981 to 1986, Mr. Benton was employed by May Petroleum Inc., becoming its senior vice president of exploration. From 1979 to 1981, Mr. Benton was employed by TransOcean Oil Company and, upon TransOcean's acquisition by Mobil Oil Corporation, he was employed by another subsidiary of Mobil Oil Corporation as manager of geophysics. He was employed from 1968 to 1979 by Amoco Oil Company in various positions, including director of applied geophysical research. Mr. Benton has a B.S. degree in geophysics from California State University.

RICHARD W. FETZNER

In September 1997, Richard W. Fetzner retired as associate professor of business administration at California Lutheran University in Thousand Oaks, California where he had taught since 1989. From 1984 to 1989, Dr. Fetzner served in various academic capacities at the University of Singapore and California Lutheran University and was a consultant to the World Bank. From 1979 to 1984, Dr. Fetzner served as group vice president of Sun Company, Inc. and president of Sun Exploration and Production Company in Dallas, Texas. From 1958 to 1979, he served in various management and professional positions with Sun Oil Company and its subsidiaries including president of Sun International, Inc. and Sun Marine Transport, Inc. Dr. Fetzner holds a B.A. from Augustana College, an M.S. in geology from the University of Wisconsin, a Ph.D. in geology and economics from the University of Wisconsin and an M.B.A. from Drexel University.

GARRETT A. GARRETTSON

Garrett A. Garrettson was elected chief executive officer and president of Spectrian Corporation, a publicly held company, in 1996. Spectrian is a leading independent supplier of high-power amplifiers to the wireless communications industry. From 1993 to 1996, Dr. Garrettson served as president and chief executive officer of Censtor Corporation. From 1989 to 1993, Dr. Garrettson served as Vice President of Seagate Technology; and from 1986 to 1989, Dr. Garrettson served as vice president of Imprimis Technology, a wholly-owned subsidiary of Control Data Corporation. Prior to that time, after serving in the United States Navy and Naval Reserves, Dr. Garrettson held various positions with Hewlett Packard Company, including laboratory director, department manager, project manager, and research engineer. Dr. Garrettson serves on the board of directors of Spectrian Corporation and Redlake Imaging. Dr. Garrettson holds B.S. and M.S. degrees in engineering physics and a Ph.D. in mechanical engineering from Stanford University.

                         ITEM II. EXECUTIVE COMPENSATION


                                                                                               LONG TERM
                                                                                             COMPENSATION
                                                      ANNUAL COMPENSATION                        AWARDS
                                              -------------------------------------------- -----------------
                                                                              OTHER                               ALL OTHER
            NAME AND                            SALARY        BONUS        COMPENSATION      OPTIONS/SARS        COMPENSATION
       PRINCIPAL POSITION            YEAR         ($)          ($)             ($)                (#)                ($)
---------------------------------------------------------------------------------------------------------------------------------
A. E. Benton,                        1999        $485,000      $150,000        (2)                   325,000       $1,545(3)
President and Chief Executive        1998         485,000        50,000                               90,000        1,963
Officer (1)                          1997         485,000       200,000                              200,000        1,935

Michael B. Wray,                     1999         203,077        40,000        (2)                   175,000        2,478(3)
Office of the Chief Executive (4)    1998         400,000             0                               48,000        3,233
                                     1997         400,000        50,000                               30,000        3,019

Bruce M. McIntyre,                   1999               0             0      $11,000                  60,000       46,250(5)
Office of the Chief Executive (5)    1998               0             0            0                  10,000       38,250
                                     1997               0             0            0                  10,000       35,250

E. Sven Hagen,                       1999         250,000        40,000        (2)                   225,000          353(3)
Senior Vice President -              1998         250,000             0                               20,000          445
Exploration and Production           1997         170,000        50,000                               50,000          439

James M. Whipkey,                    1999         250,000        40,000        (2)                   225,000          353(3)
Senior Vice President -              1998         250,000             0                               20,000          445
Chief Financial Officer              1997         108,100       150,000                              100,000           16
and Treasurer (6)

Chris C. Hickok,                     1999         150,000             0        (2)                   115,000          353(3)
Vice President - Controller          1998         150,000             0                                5,000          445
                                     1997         122,000        25,000                               10,000          433

Andrei Popov,                        1999         150,000             0        (2)                   115,000          262(3)
Vice President - Business            1998         140,385             0                               10,000          288
Development                          1997         104,000        20,000                               20,000          170



(1) Mr. Benton resigned as President and Chief Executive Officer on August 31, 1999. In February 2000, Mr. Benton resigned as an employee and entered into a consulting agreement with the Company. See "Certain Relationships and Related Party Transactions".

(2) The aggregate amount of additional compensation reported is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer. No other annual compensation was paid or payable to the named executive officers in the years indicated.

(3) Represents premiums paid by Benton with respect to term life insurance on behalf of the named executive officers.

(4) Mr. Wray was elected President of Benton in January 1996. Mr. Wray resigned as President of Benton and was appointed Vice Chairman of the Board in February 1998. Mr. Wray was named to the Office of the Chief Executive on August 31, 1999. See "Certain Relationships and Related Party Transactions."

(5) Mr. McIntyre was named to the Office of Chief Executive on August 31, 1999. He received $11,000 in consulting fees during 1999 for serving in this capacity. Mr. McIntyre received directors fees of $46,250, $38,250 and $35,250 in 1999, 1998 and 1997, respectively. Mr. McIntyre is not an employee.

(6) Mr. Whipkey was elected Senior Vice President of Benton in August 1997. In connection with his employment with Benton, Mr. Whipkey was reimbursed an aggregate of $5,465 for relocation expenses (not reflected in this table). Of the 1997 bonus reported, $100,000 reflects the signing bonus paid to Mr. Whipkey upon employment with Benton. Mr. Whipkey resigned from Benton in January 2000. In connection with his resignation, the company entered into a separation agreement with Mr. Whipkey and paid him a lump sum severance payment of $126,923 (not reflected in this table).

The following table shows information concerning options to purchase Common Stock granted to certain individuals during 1999.


                                                      % OF TOTAL
                                                     OPTIONS/SARS
                                                      GRANTED TO
                                                     EMPLOYEES IN      EXERCISE OR                      GRANT DATE
                                   OPTIONS/SARS         FISCAL          BASE PRICE      EXPIRATION     PRESENT VALUE
         NAME                         GRANTED            YEAR            ($/SHARE)         DATE           ($)(1)
         ----                      ------------      ------------      -----------     ------------    -------------
         A.E. Benton                 300,000            11.95%           $2.750           1/13/09        $667,480
                                      25,000             1.00%            2.125          11/12/09          43,632

         Michael B. Wray              50,000             1.99%            2.750           1/13/09         111,247
                                     125,000             4.98%            2.125          11/12/09         218,160

         Bruce M. McIntyre            10,000               (2)            2.688           9/24/09          22,051
                                      50,000               (2)            2.125          11/12/09          87,264

         E. Sven Hagen               100,000             3.98%            2.750           1/13/09         222,493
                                     125,000             4.98%            2.125          11/12/09         218,160

         James M. Whipkey            100,000             3.98%            2.750           1/13/09         222,493
                                     125,000             4.98%            2.125          11/12/09         218,160

         Chris C. Hickok              35,000             1.39%            2.750           1/13/09          77,873
                                      80,000             3.19%            2.125          11/12/09         139,623

         Andrei Popov                 50,000             1.99%            2.750           1/13/09         111,247
                                      65,000             2.59%            2.125          11/12/09         113,443



(1) To calculate the present value of option/SAR grants, the Company has used the Black-Scholes option pricing model. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model for the stock options granted on January 13, September 24 and November 12 are based on assumptions that include (i) a stock price volatility of 72.71%, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 5.13%, 6.23% and 6.31%, respectively, and (iii) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission requires disclosure of the potential realizable value or present value of each grant. The Company's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise.

(2) Mr. McIntyre is not an employee and his option grants have not been included in the percentage calculation.

The following table provides information regarding the exercise of stock options during 1999 by certain individuals and the year-end value of unexercised options for certain individuals.


                          AGGREGATED OPTIONS/SAR EXERCISES IN 1999 AND YEAR-END OPTION/SAR VALUES

                                                                 NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                                                    OPTIONS/SARS AT                    IN-THE-MONEY
                                                                       YEAR-END (#)                   OPTIONS/SARS($)
                             SHARES ACQUIRED      VALUE      -----------------------------    ------------------------------
                               ON EXERCISE      REALIZED
        NAME                       (#)            ($)        EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------         ------        -------------------------     -------------     -----------     -------------
A.E. Benton                        0                0        1,348,333          451,667                   0              0
Michael B. Wray                    0                0          326,000          217,000                   0              0
Bruce M. McIntyre                  0                0          100,000           50,000                   0              0
E. Sven Hagen                      0                0          155,000          255,000                   0              0
James M. Whipkey                   0                0           73,334          271,666                   0              0
Chris C. Hickok                    0                0           53,334          121,666                   0              0
Andrei Popov                       0                0           46,666          135,000                   0              0


EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain officers and key employees of the Company (the "Employment Agreements"), which contain severance provisions in the event of a change in control of the Company. Pursuant to some of the Employment Agreements, in the event of a proposed change in control (as defined in the Employment Agreements), the employee has agreed to remain with the Company until the earliest of (a) 180 days from the occurrence of such proposed change in control, (b) termination of the employee's employment by reason of death or disability (as defined in the Employment Agreement), or (c) the date on which the employee first becomes entitled to receive benefits under the Employment Agreement by reason of disability or termination of his employment following a change in control. In other Employment Agreements there is no requirement for the employee to remain with the Company for 180 days from the occurrence of the proposed change of control. Except for the requirement for some employees to so remain employed by the Company, as discussed above, the Company or the employee may terminate the employee's employment prior to or after a change in control either immediately or after certain notice periods, subject to the Company's obligation to provide benefits specified in the Employment Agreements.

In the event of a change in control, the term of the Employment Agreements will continue in effect for an additional 24 months after such change in control, subject to certain exceptions described therein. Following a change in control of the Company and for a period of 24 months following such event, if the employee is terminated without cause (as defined in the Employment Agreement) or if employment is terminated by the employee for good reason (as defined in the Employment Agreement), the employee is entitled to a cash severance payment equal to a multiple of his annual base salary at the rate in effect prior to termination. For each of Messrs. Hagen and Pratt, such multiple is three times his annual base salary. For Mr. Wray and Mr. Hickok, such multiple is one and two times their annual base salary, respectively. Mr. Benton has entered into a consulting agreement with the Company, which also provides for severance payments in the event of a change in control, equal to three times his annual consulting payments. The employee, and his dependents, will also be entitled to participate in all life, accidental death, medical and dental insurance plans of the Company in which the employee was entitled to participate at termination for a period of up to two years (and up to seven years in certain circumstances). However, such amounts will not be payable if termination is (a) due to death, normal retirement, permanent disability, or voluntary action of the employee other than for good reason (as defined), (b) by the Company for cause (as defined in the Employment Agreement) or (c) if such payment is not deductible by the Company as a result of the operation of Section 280G of the Internal Revenue Code.

In January 2000, Mr. Wray entered into an employment agreement for a term of one year, with an annual base salary of $300,000. In January 2000, Mr. Pratt and in February 2000, Dr. Hagen each entered into employment agreements for three year terms, each with an annual base salary of $250,000. In June 1998, Mr. Hickok entered into an employment agreement, which may be terminated by either party with proper notice, with a current annual base salary of $180,000. Salaries are reviewed annually and bonuses are within the discretion of the Board of Directors.

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

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to (i) each person known to the Company to be the beneficial owner of more than five percent of the issued and outstanding shares of Common Stock of the Company as of April 30, 2000, (ii) the directors, (iii) certain of the executive officers, and (iv) all officers and directors as a group. The Common Stock ownership information includes current stockholdings, Common Stock subject to options under the Company's stock option plans which are currently exercisable or exercisable within 60 days and securities which are convertible into shares of Common Stock within 60 days. No schedules 13D were filed with the Securities and Exchange Commission reporting ownership of 5% or more as of December 31, 1999.


                          NAME AND ADDRESS OF                        SHARES BENEFICIALLY             PERCENTAGE OF SHARES
                           BENEFICIAL OWNER                                 OWNED                   BENEFICIALLY OWNED (1)
           -------------------------------------------------- ----------------------------------- ----------------------------

            Heartland Advisors                                   7,081,900(2)  Direct                        14.20%
            790 North Milwaukee Street
            Milwaukee, WI  53202

            A.E. Benton                                            600,000     Direct                         6.91%
                                                                 1,448,333     Vested Options

            Michael B. Wray                                         59,300     Direct                         1.22%
                                                                   302,667     Vested Options

            James M. Whipkey                                        73,667     Vested Options                  *



            E. Sven Hagen                                          188,333     Vested Options                  *

            David H. Pratt                                          80,000     Direct                          *
                                                                   143,333     Vested Options

            Chris C. Hickok                                            500     Direct                          *

                                                                    65,001     Vested Options

            Andrei Popov                                               300     Direct                          *
                                                                    66,667     Vested Options

            Bruce M. McIntyre                                       15,900     Direct                          *

                                                                    90,000     Vested Options

            Richard W. Fetzner                                       1,667     Direct                          *
                                                                    90,000     Vested Options

            Garrett A. Garrettson                                   14,000     Direct                          *

                                                                    40,000     Vested Options

            All directors and executive officers as a group        771,667     Direct                        10.81%
                (10 persons)                                     2,434,334     Vested Options

          *Less than 1%

(1) The percentage of Common Stock is based upon 29,661,633 shares of Common Stock outstanding as of April 30, 2000.

(2) This information is based upon a Schedule 13D filed with the Securities and Exchange Commission on January 18, 2000.

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

The Company believes that during fiscal 1999, its officers, directors and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, Benton has relied upon the written representations of its directors and officers.

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On December 31, 1993, the Company guaranteed a loan made to Mr. Benton, its then Chief Executive Officer, for $300,000. In January 1994, the Company loaned $800,000 to Mr. Benton with interest at prime plus 1.0%; in September 1994, Mr. Benton made a payment of $207,014 against this loan. In December 1995, the Company purchased a home from Mr. Benton for $1,725,000, based on two independent appraisals, and from the proceeds Mr. Benton repaid the balance owed to the Company of $592,986 plus accrued interest and the $300,000 loan guaranteed by the Company. The Company sold the home in 1996 for $1,500,000.

In 1996, 1997 and November 1998, the Company made certain unsecured loans to its then Chief Executive Officer, A. E. Benton. Each of these loans was evidenced by a promissory note bearing interest at the rate of 6% per annum. At December 31, 1997 and September 30, 1998, the aggregate outstanding amounts of the loans were $2.0 million and $4.4 million, respectively. In the fourth quarter of 1998, the Company loaned Mr. Benton an additional $1.1 million to enable him to pay in full certain margin account obligations owed to third parties that had obtained a pledge from Mr. Benton of his shares of Company stock. The Company then obtained a security interest in those shares of stock, certain personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to the Company by Mr. Benton exceeded the value of the Company's collateral, due to the decline in the price of the Company's stock. As a result, the Company recorded an allowance for doubtful accounts of $2.9 million. The portion of the note secured by the Company's stock and stock options, $2.1 million, was presented on the Balance Sheet as a reduction from Stockholders' Equity at December 31, 1998. In August 1999, Mr. Benton filed a Chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. The Company recorded an additional $2.8 million allowance for doubtful accounts for the remaining principal and accrued interest owed to the Company at June 30, 1999, and continues to record additional allowances as interest accrues ($0.2 million for the period July 1, 1999 to December 31, 1999). Measuring the amount of the allowances requires judgements and estimates, and the amount eventually realized may differ from the estimate.

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

Under the terms of the Consulting Agreement, Mr. Benton will be paid consulting fees of $485,000 for 2000, reducing to $322,000 in 2001, $240,000 in 2002, and a declining consulting fee for the remainder of the term which expires December 31, 2006. Mr. Benton will also be entitled to certain additional incentive bonuses with respect to cash receipts to the Company in connection with the operations or divestiture of Geoilbent, Ltd. and Arctic Gas. To the extent that Mr. Benton continues to be a consultant of the Company, his unvested stock options will continue to vest and for a period of twelve (12) months thereafter. Mr. Benton's consulting services will relate principally to the Company's Russian activities.

In June 1996, the Company loaned $600,000 to Mr. Wray, a director and then President of the Company, for the purchase of a home. The loan bore interest at 6% and was secured by a mortgage on the home. On December 31, 1998, Mr. Wray made an interest payment of $91,430. On May 11, 1999, Mr. Wray repaid the entire balance of principal and interest outstanding on his loan. In September 1997, the Company loaned $500,000 to Mr. Whipkey, the Company's Senior Vice President and Chief Financial Officer, for the purchase of a home in connection with his recruitment and relocation. The loan bears interest at 6% and is secured by a mortgage on the home. On December 30, 1998, Mr. Whipkey made an interest payment of $10,000. During 1999, Mr. Whipkey made payments of principal and interest of $126,091, and on February 9, 2000, he made a payment of principal and interest of $95,605. On April 25, 2000, Mr. Whipkey repaid the entire balance of principal and interest outstanding on his loan.

The Company has made loans to certain of its directors and employees (including one former employee), with interest varying from 6% to prime plus 1%. At April 30, 2000, an aggregate of four officers, directors and employees (excluding those named above) owed an aggregate balance of $70,478.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        BENTON OIL AND GAS COMPANY
                                        (Registrant)


Date: April 30, 2000                By: /s/ Michael B. Wray
                                        ---------------------------------------
                                        Michael B. Wray
                                        Acting Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         /s/      Michael B. Wray                                               April 30, 2000
-----------------------------------------------------
                  Michael B. Wray,
                  Director, Acting Chief Executive Officer

         /s/      BRuce M. Mcintyre                                             April 30, 2000
-----------------------------------------------------
                  Bruce M. McIntyre, Director

         /s/      David H. Pratt                                                April 30, 2000
-----------------------------------------------------
                  David H. Pratt,
                  Senior Vice President, Chief Financial Officer,
                  Treasurer, Principal Financial Officer

         /s/      Chris C. Hickok                                               April 30, 2000
-----------------------------------------------------
                  Chris C. Hickok,
                  Vice President - Controller, Principal Accounting
                  Officer

         /s/      A. E. Benton                                                  April 30, 2000
-----------------------------------------------------
                  A. E. Benton, Director

         /s/      Richard W. Fetzner                                            April 30, 2000
-----------------------------------------------------
                  Richard W. Fetzner, Director

         /s/      Garrett A. Garrettson                                         April 30, 2000
-----------------------------------------------------
                  Garrett A. Garrettson, Director