Form 10-Q
period 2000-03-31
BENTON OIL & GAS CO
filed 2000-05-15
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                   Quarterly Report Under Section 13 or 15(d)
 [X]                of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 2000 or

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

                                   ----------


                    At May 11, 2000, 29,661,663 shares of the
                   Registrant's Common Stock were outstanding.

                                                                               2

                            BENTON OIL AND GAS COMPANY AND SUBSIDIARIES

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION

         Item 1.    FINANCIAL STATEMENTS
                      Consolidated Balance Sheets at March 31, 2000
                             and December 31, 1999 (Unaudited)..................................3
                      Consolidated Statements of Operations for the Three
                             Months Ended March 31, 2000 and 1999 (Unaudited)...................4
                      Consolidated Statements of Cash Flows for the Three
                             Months Ended March 31, 2000 and 1999 (Unaudited)...................5
                      Notes to Consolidated Financial Statements................................7

         Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS........................................19

         Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................25


PART II. OTHER INFORMATION

         Item 1.    LEGAL PROCEEDINGS..........................................................26

         Item 2.    CHANGES IN SECURITIES......................................................26

         Item 3.    DEFAULTS UPON SENIOR SECURITIES............................................26

         Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................26

         Item 5.    OTHER INFORMATION..........................................................26

         Item 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................................26

SIGNATURES.....................................................................................27

                                                                               3
         PART I. FINANCIAL INFORMATION
         Item 1. FINANCIAL STATEMENTS

                              BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                       (in thousands, unaudited)
                                                                              MARCH 31,     DECEMBER 31,
                                                                                2000            1999
                                                                              ---------     ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  30,389      $  21,147
   Restricted cash                                                                   12             12
   Marketable securities                                                          2,529          4,469
   Accounts and notes receivable:
       Accrued oil and gas revenue                                               30,643         27,339
       Joint interest and other, net                                              4,605          4,993
   Prepaid expenses and other                                                     1,835          1,635
                                                                              ---------      ---------
                  TOTAL CURRENT ASSETS                                           70,013         59,595

RESTRICTED CASH                                                                  46,545         46,449

OTHER ASSETS                                                                      9,767         10,569

DEFERRED INCOME TAXES                                                            12,004         12,186

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES                              65,438         61,357

PROPERTY AND EQUIPMENT:
   Oil and gas properties (full cost method - costs of $16,299 and
       $16,117 excluded from amortization in 2000 and 1999, respectively)       445,519        435,449
   Furniture and fixtures                                                        10,301         10,031
                                                                              ---------      ---------
                                                                                455,820        445,480
   Accumulated depletion, impairment and depreciation                          (363,091)      (359,325)
                                                                              ---------      ---------
                                                                                 92,729         86,155
                                                                              ---------      ---------
                                                                              $ 296,496      $ 276,311
                                                                              =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
   Accounts payable, trade and other                                          $   4,997      $   3,317
   Accrued interest payable                                                      10,766          4,686
   Accrued expenses                                                              20,791         17,105
   Income taxes payable                                                           6,291          2,392
   Current portion of long term debt                                                 --              2
                                                                              ---------      ---------
                  TOTAL CURRENT LIABILITIES                                      42,845         27,502

LONG TERM DEBT                                                                  264,575        264,575

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                                3,046          1,412

STOCKHOLDERS' DEFICIT:
   Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none                                                           --             --
   Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 29,712 shares at March 31, 2000 and 29,627 shares at
         December 31, 1999                                                          297            296
   Additional paid-in capital                                                   147,290        147,078
   Retained deficit                                                            (160,858)      (163,853)
   Treasury stock, at cost, 50 shares                                              (699)          (699)
                                                                              ---------      ---------
         TOTAL STOCKHOLDERS' DEFICIT                                            (13,970)       (17,178)
                                                                              ---------      ---------
                                                                              $ 296,496      $ 276,311
                                                                              =========      =========

See accompanying notes to consolidated financial statements.

                      BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data, unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                          2000                1999
                                                        --------             -------
REVENUES

   Oil sales                                             $31,433             $16,090
                                                         -------             -------
                                                          31,433              16,090
                                                         -------             -------
EXPENSES
   Operating expenses                                      9,418              10,140
   Depletion, depreciation and amortization                3,770               4,668
   General and administrative                              4,391               4,767
   Taxes other than on income                              1,068                 662
                                                         -------             -------
                                                          18,647              20,237
                                                         -------             -------
INCOME (LOSS) FROM OPERATIONS                             12,786              (4,147)

OTHER NON-OPERATING INCOME (EXPENSE)
   Investment income and other                             2,044               2,456
   Interest expense                                       (7,445)             (7,482)
   Net gain on exchange rates                                153                 388
                                                         -------             -------
                                                          (5,248)             (4,638)
                                                         -------             -------
INCOME (LOSS) FROM CONSOLIDATED COMPANIES BEFORE
  INCOME TAXES AND MINORITY INTERESTS                      7,538              (8,785)

INCOME TAX EXPENSE                                         4,636                 753
                                                         -------             -------
INCOME (LOSS) BEFORE MINORITY INTERESTS                    2,902              (9,538)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES     1,634                 155
                                                         -------             -------
INCOME (LOSS) FROM CONSOLIDATED COMPANIES                  1,268              (9,693)

EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES             1,727               1,030
                                                         -------             -------
NET INCOME (LOSS)                                        $ 2,995             $(8,663)
                                                         =======             =======
NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                 $  0.10             $ (0.29)
                                                         =======             =======
   Diluted                                               $  0.10             $ (0.29)
                                                         =======             =======

See accompanying notes to consolidated financial statements.

                                  BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands, unaudited)
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                    2000               1999
                                                                                  --------           ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                                                $  2,995           $ (8,663)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depletion, depreciation and amortization                                       3,770              4,668
      Amortization of financing costs                                                  349                349
      Loss on disposal of assets                                                        --                 38
      Equity in earnings of affiliated companies                                    (1,727)            (1,030)
      Allowance for employee notes                                                      82                 --
      Minority interest in undistributed earnings of subsidiary                      1,634                155
      Deferred income taxes                                                            182                 --
      Changes in operating assets and liabilities:
         Accounts receivable                                                        (2,998)             2,012
         Prepaid expenses and other                                                   (200)              (110)
         Accounts payable                                                            1,680               (872)
         Accrued interest payable                                                    6,080              6,033
         Accrued expenses                                                            3,686              1,819
         Income taxes payable                                                        3,899                499
                                                                                  --------           --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                19,432              4,898
                                                                                  --------           --------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Additions of property and equipment                                               (10,344)           (15,006)
 Investment in and advances to affiliated company                                   (2,354)            (7,071)
 Increase in restricted cash                                                           (96)              (128)
 Purchase of marketable securities                                                     (60)            (8,525)
 Maturities of marketable securities                                                 2,000             19,917
                                                                                  --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                                   (10,854)           (10,813)
                                                                                  --------           --------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from exercise of stock options and warrants                              213                 --
 Payments on short term borrowings and notes payable                                    (2)                (3)
 (Increase) decrease in other assets                                                   453                (92)
                                                                                  --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         664                (95)
                                                                                  --------           --------
           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      9,242             (6,010)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   21,147             17,198
                                                                                  --------           --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 30,389           $ 11,188
                                                                                  ========           ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest expense                                 $  1,087           $  1,461
                                                                                  ========           ========
 Cash paid during the period for income taxes                                     $    745           $    846
                                                                                  ========           ========

See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2000, the Company recorded an allowance for doubtful accounts in the amount of $0.1 million related to accrued interest on amounts owed to the Company by its former Chief Executive Officer (see Note
12).


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

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

In January 2000, in connection with the release of Emerging Issues Task Force
(EITF) Issues Summary 00-01, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures", the Company reviewed the accounting for its investment in Geoilbent under the proportionate consolidation method. As a result of this review, the Company decided to report its investment in Geoilbent using the equity method. This change had no effect on net income or the Company's proportionate share of oil and gas reserves. It did, however, result in the reduction of the Company's reported consolidated net cash flows for the three months ended March 31, 1999 of $1.8 million. For the three months ended March 31, 1999, revenues were reduced by the Company's proportionate share, which was $1.9 million, expenses were reduced $3.4 million and net other non-operating expenses were increased by $1.5 million. Summarized financial information for Geoilbent is included in Note 7.

As a result of the decline in oil prices, the Company instituted in 1998, and continued in 1999, a capital expenditure program to reduce expenditures to those that the Company believed were necessary to maintain current producing properties. In the second half of 1999, oil prices recovered substantially, and the Company concluded a project to assess its strategic alternatives. In December 1999, the Company entered into incentive-based development alliance agreements with Schlumberger and Helmerich & Payne as part of its plans to resume development of the South Monagas Unit in Venezuela (see Note 8).

The Company's future financial condition and results of operations will largely depend upon prices received for its oil production, oil production quantities and the costs of acquiring, finding, developing and producing reserves. Prices for oil are subject to fluctuation in response to change in supply, market uncertainty and a variety of factors beyond the Company's control.

The Company believes its current cash and cash to be provided by operating activities will be sufficient to meet the Company's liquidity needs for routine operations and to service its outstanding debt through 2000. However, the Company has a planned capital expenditure program that will require, in addition to its working capital and cash flow from operations, short-term borrowings for working capital purposes. If the Company's future cash requirements are greater than its financial resources, the Company intends to pursue one or more of the following alternatives: reduce its capital expenditure programs, substantially all of which are within its discretion; reduce its operating and administrative expenditures; form strategic joint ventures or alliances with other industry partners; sell property interest; merge or combine with another entity; or issue debt or equity securities. There can be no assurance that any of the alternatives will be available on terms acceptable to the Company.

INTERIM REPORTING
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

ACCOUNTS AND NOTES RECEIVABLE
Allowance for doubtful accounts related to employee notes was $5.9 million at March 31, 2000 and December 31, 1999 (see Note 12). Allowance for doubtful accounts related to joint interest and other accounts receivable was $0.3 million at March 31, 2000 and December 31, 1999.

MINORITY INTERESTS
The Company records a minority interest attributable to the minority shareholders of its subsidiaries. The minority interests in net income and losses are generally subtracted or added to arrive at consolidated net income. However, during the three months ended March 31, 1999, losses attributable to the minority shareholder of Benton-Vinccler, a subsidiary owned 80% by the Company, exceeded its interest in equity capital. Accordingly, $0.8 million of Benton-Vinccler's loss for the period ended March 31, 1999 attributable to the minority shareholders has been included in the consolidated net loss of the Company. No such adjustment was necessary for the three months ended March 31, 2000.

MARKETABLE SECURITIES
Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, consisted of $2.5 million in commercial paper at March 31, 2000 and $4.5 million in commercial paper at December 31, 1999.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any items of other comprehensive income during the three months ended March 31, 2000 or March 31, 1999 and, in accordance with SFAS 130, has not provided a separate statement of comprehensive income.

EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures The numerator (income), denominator (shares) and amount of the basic and diluted earnings per share computations for income were (in thousands, except per share amounts):

                                               INCOME/                AMOUNT
                                               (LOSS)       SHARES   PER SHARE
                                              --------      ------   ---------
FOR THE THREE MONTHS ENDED MARCH 31, 2000
-----------------------------------------
BASIC EPS
Income attributable to common stockholders     $ 2,995      29,589     $ 0.10
                                               =======      ======     ======

Effect of Dilutive Securities:
Stock options and warrants                          --         108         --
                                               -------     -------     ------

DILUTED EPS
Income attributable to common stockholders     $ 2,995      29,697     $ 0.10
                                               =======      ======     ======

FOR THE THREE MONTHS ENDED MARCH 31, 1999
-----------------------------------------
BASIC EPS
Loss attributable to common stockholders       $(8,663)     29,577     $(0.29)
                                               =======      ======     ======

DILUTED EPS
Loss attributable to common stockholders       $(8,663)     29,577     $(0.29)
                                               =======      ======     ======

An aggregate 5.8 million and 5.9 million options and warrants were excluded from the earnings per share calculations because they were anti-dilutive for the three months ended March 31, 2000 and 1999, respectively.

PROPERTY AND EQUIPMENT
The Company follows the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). All costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $0.4 million and $0.6 million for the three months ended March 31, 2000 and 1999, respectively, and capitalized interest of $0.1 million and $0.4 million for the three months ended March, 2000 and 1999, respectively. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

The costs of unproved properties are excluded from amortization until the properties are evaluated. Excluded costs attributable to the China and other cost centers were $16.3 million and $16.1 million, at March 31, 2000 and December 31, 1999, respectively. The Company regularly evaluates its unproved properties on a country by country basis for possible impairment. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty. The principal portion of excluded costs, except those related to the acquisition of Benton Offshore China Company, is expected to be included in amortizable costs during the next two to three years. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was all attributable to the Venezuelan cost center, for the three months ended March 31, 2000 and 1999 was $3.3 million and $4.2 million ($1.48 and $1.57 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally 5 years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $0.4 million for the three months ended March 31, 2000 and 1999.

RESTRUCTURING
In an effort to reduce general and administrative expenses, the Company reduced its administrative and technical staff in Carpinteria by 10 persons in October 1999. In connection with the reduction in staff, the Company recorded termination benefits expenses in October 1999 of $0.8 million that are payable from October 1999 through September 2000. The unpaid portion of these benefits of $0.1 million is included in Accrued Expenses at March 31, 2000.

RECLASSIFICATIONS
Certain items in 1999 have been reclassified to conform to the 2000 financial statement presentation.

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

Equity in earnings and losses and investments in and advances to companies accounted for using the equity method are as follows (in thousands):

                                          GEOILBENT, LTD.         ARCTIC GAS COMPANY             TOTAL
                                       --------------------      --------------------      -------------------
                                       MAR 31,      DEC 31,      MAR 31,      DEC 31,      MAR 31,     DEC 31,
                                        2000         1999         2000         1999         2000        1999
                                       -------      -------      -------      -------      -------     -------
Investments
  In equity in net assets              $28,056      $28,056      $(2,142)     $(2,419)     $25,914     $25,637
  Other costs, net of amortization        (510)        (542)      17,108       17,128       16,598      16,586
                                       -------      -------      -------      -------      -------     -------
  Total investments                     27,546       27,514       14,966       14,709       42,512      42,223

Advances                                    --           --       15,436       13,364       15,436      13,364

Equity in earnings (losses)              8,091        6,167         (601)        (397)       7,490       5,770
                                       -------      -------      -------      -------      -------     -------

  Total                                $35,637      $33,681      $29,801      $27,676      $65,438     $61,357
                                       =======      =======      =======      =======      =======     =======

NOTE 3 - LONG TERM DEBT

Long term debt consists of the following (in thousands):

                                                                          MARCH 31,  DECEMBER 31,
                                                                            2000        1999
                                                                          ---------  ------------
Senior unsecured notes with interest at 9.375%
    See description below                                                  $105,000     $105,000
Senior unsecured notes with interest at 11.625%
    See description below                                                   125,000      125,000
Benton-Vinccler credit facility with interest at
    LIBOR plus 6.125%. Collateralized by a time deposit of the Company earning approximately LIBOR plus 5.75%
    See description below                                                    34,575       34,575
Other                                                                            --            2
                                                                           --------     --------
                                                                            264,575      264,577
Less current portion                                                             --            2
                                                                           --------     --------
                                                                           $264,575     $264,575
                                                                           ========     ========


In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investments and capital expenditures, dividends, mergers and sales of assets. At March 31, 2000, the Company was in compliance with all covenants of the indentures.

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


NOTE 4 - COMMITMENTS AND CONTINGENCIES

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana against the Company and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of certain West Cote Blanche Bay properties for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that Tesla was insolvent at the time of its acquisition of the properties and that it paid a price in excess of the fair value of the property. A trial commenced on May 1, 2000 which is expected to last approximately two months. The Company intends to vigorously contest the suit, and in management's opinion it is too early to assess the probability of an unfavorable outcome.

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

In November 1997, the Company entered into an agreement with Morgan Guaranty which provided for a $1 million cash collateralized 2-year letter of credit, which has been extended to November 2000, to secure its obligations under the first exploration phase of a Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA"). The Company has not completed its obligations under the first exploration phase of the agreement and does not expect that the PSA will be extended beyond its May 17, 2000 expiration date. As a result, the Company expects to record a liability to the NRA for the obligation remaining under the PSA, resulting in impairment expense of approximately $1 million, during the second quarter of 2000.

The Company has employment contracts with three senior management personnel which provide for annual base salaries, bonus compensation and various benefits. The contracts provide for the continuation of salary and benefits for the respective terms of the agreements in the event of termination of employment without cause. These agreements expire at various times from December 31, 2000 to February 28, 2003. The Company has also entered into employment agreements with five individuals, which provide for certain severance payments in the event of a change of control of the Company and subsequent termination by the employees for good reason.

The Company has entered into various exploration and development contracts in various countries which require minimum expenditures, some of which required that the Company secure its commitments by providing letters of credit (see Notes 8 and 11). The Company has also entered into equity acquisition agreements in Russia which call for the Company to provide or arrange for certain amounts of credit financing in order to remove sale and transfer restrictions on the equity acquired or to maintain ownership in such equity (see Note 7).

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

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME
The Company pays a municipal tax of approximately 2.75% on operating fee revenues it receives for production from the South Monagas Unit. The Company has incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                                          THREE MONTHS ENDED MARCH 31,
                                             2000              1999
                                          ---------          --------
Venezuelan Municipal Taxes                  $  818             $419
Franchise Taxes                                 40               42
Payroll and Other Taxes                        210              201
                                            ------             ----
                                            $1,068             $662
                                            ======             ====

TAXES ON INCOME
At December 31, 1999, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $100 million expiring in the years 2003 through 2019. If the carryforwards are ultimately realized, approximately $13 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. During the three months ended March 31, 2000, the Company recorded deferred tax assets generated from current period operating losses and a valuation allowance of $1.3 million.

The Company does not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of the Company's ongoing business.

NOTE 6 - OPERATING SEGMENTS

The Company regularly allocates resources to and assesses the performance of its operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela operating segment are derived primarily from the production and sale of oil. Operations included under the heading "USA and Other" include corporate management, exploration activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the USA and Other segment and are not allocated to other operating segments.

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                            2000          1999
                                          ---------     ---------
OPERATING SEGMENT REVENUES
Oil sales
   Venezuela                              $  31,433     $ 16,090
                                          ---------     --------
Total oil sales                              31,433       16,090
                                          ---------     --------

OPERATING SEGMENT INCOME (LOSS)
   Venezuela                              $   6,747     $ (3,861)
   Russia                                     1,301          885
   United States and other                   (5,053)      (5,687)
                                          ---------     --------
Net income (loss)                         $   2,995     $ (8,663)
                                          =========     ========


                                          MARCH 31,    DECEMBER 31,
                                            2000          1999
                                          ---------     ---------
OPERATING SEGMENT ASSETS
   Venezuela                              $ 147,360     $124,942
   Russia                                    66,132       61,989
   United States and other                  186,808      188,000
                                          ---------     --------
   Sub-total                                400,300      374,931
   Intersegment eliminations               (103,804)     (98,620)
                                          ---------     --------
Total assets                              $ 296,496     $276,311
                                          =========     ========

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT, LTD.
The Company owns 34% of Geoilbent, Ltd., a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye Field in the West Siberia region of Russia. The Company's investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the three months ended December 31, 1999 and 1998 were 1,197,604 barrels and 333,102 barrels, respectively. Prices for crude oil for the three months ended December 31, 1999 and 1998 averaged $14.55 and $5.65 per barrel, respectively. Depletion expense attributable to Geoilbent for the three months ended December 31, 1999 and 1998 was $2.14 and $2.10 per barrel, respectively. Summarized financial information for Geoilbent follows (in thousands). All amounts represent 100% of Geoilbent.

                                             THREE MONTHS ENDED DECEMBER 31,
                                             -------------------------------
                                                   1999           1998
                                                 --------       -------
Revenues
  Oil sales                                      $ 17,421       $ 5,532
                                                 --------       -------
                                                   17,421         5,532
                                                 --------       -------

Expenses
  Operating expenses                                2,380         1,066
  Depletion, depreciation and amortization          2,372         3,001
  General and administrative                          643           533
  Taxes other than on income                        2,275         1,723
                                                 --------       -------
                                                    7,670         6,323
                                                 --------       -------

Income (loss) from operations                       9,751          (791)

Other Non-Operating Income (Expense)
  Other income (expense)                             (236)          639
  Interest expense                                 (2,010)       (1,062)
  Net gain (loss) on exchange rates                  (393)        3,020
                                                 --------       -------
                                                   (2,639)        2,597
                                                 --------       -------

Income before income taxes                          7,112         1,806

Income tax expense (benefit)                        1,453          (331)
                                                 --------       -------

Net income                                       $  5,659       $ 2,137
                                                 ========       =======

                                               DECEMBER 31,   SEPTEMBER 30,
                                                   1999           1999
                                               ------------   -------------
Current assets                                   $ 30,081       $ 25,699
Other assets                                      139,672        139,488
Current liabilities                                 9,315         10,276
Other liabilities                                  54,121         54,254
Net equity                                        106,317        100,657


The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") together have agreed to lend up to $65 million to Geoilbent, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. Under these loan agreements, the Company and other shareholders of Geoilbent have significant management and business support obligations. Each shareholder is jointly and severally liable to EBRD and IMB for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by any shareholder of its support obligations. The loans bear an average interest rate of LIBOR plus 5.25% payable on January 27 and July 27 each year. Principal payments will be due in varying installments on the semiannual interest payment dates beginning January 27, 2001 and ending by July 27, 2004. The loan agreements require that Geoilbent meet certain financial ratios and covenants, including a minimum current ratio, and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. Geoilbent began borrowing under these facilities in October 1997 and has borrowed a total of $48.5 million through December 31, 1999. The proceeds from the loans are being used by Geoilbent to develop the North Gubkinskoye and Prisklonovoye Fields in West Siberia, Russia.

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

In October 1995, Geoilbent entered into an agreement with Morgan Guaranty for a credit facility under which the Company provides cash collateral for the loans to Geoilbent. The credit facility is renewable annually. Loans outstanding under the credit facility bear interest at either LIBOR plus 0.75%, subject to certain adjustments, or the Morgan Guaranty prime rate plus 2%, whichever is selected at the time a loan is made. In conjunction with Geoilbent's reserve-based loan agreements with the EBRD and IMB, repayment of the credit facility was subordinated to payments due to the EBRD and IMB and, accordingly, the credit facility was reclassified from current to long term in 1998. The credit facility contains no restrictive covenants and no financial ratio covenants. At December 31, 1999, $3.0 million was outstanding under the credit facility.

Excise, pipeline and other taxes, including an oil export tariff of 15 Euros per ton ($1.97 per barrel) introduced in 1999, continue to be levied on all oil producers and certain exporters. Although the Russian regulatory environment has become less volatile, the Company is unable to predict the impact of taxes, duties and other burdens for the future.

ARCTIC GAS COMPANY

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas Company, formerly Severneftegaz. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of providing or arranging a $100 million credit facility for the project, the terms and timing of which have yet to be finalized. The Company has received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of March 31, 2000, the Company had loaned $15.4 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3%, and had earned the right to remove restrictions from shares representing an approximate 6% equity interest. In December 1998 and in 1999, the Company purchased shares representing an additional 19% equity interest not subject to any sale or transfer restrictions. The Company owned a total of 59% of the outstanding voting shares of Arctic Gas as of March 31, 2000, of which 25% were not subject to any restrictions.

Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company has accounted for its interest in Arctic Gas using the equity method. The Company's share in the equity losses of Arctic Gas were $0.2 million for the three months ended December 31, 1999. The Company had a weighted-average 25% and 16% equity interest not subject to any sale or transfer restrictions for the three months ended March 31, 2000 and 1999, respectively. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between the Company and Arctic Gas, or change any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

Summarized financial information for Arctic Gas Company follows (in thousands). All amounts represent 100% of Arctic Gas Company.

                                       THREE MONTHS ENDED DECEMBER 31,
                                       -------------------------------
                                           1999                1998
                                       -----------          ----------
Expenses
  Depreciation                           $     22            $     19
  General and administrative                  281               1,432
  Taxes other than on income                   15                  12
                                         --------            --------
                                              318               1,463
                                         --------            --------

Other Non-Operating Income (Expense)
  Net gain (loss) on exchange rates          (237)                 66
  Interest expense                           (226)                (67)
                                         --------            --------
                                             (463)                 (1)
                                         --------            --------

Loss before income taxes                     (781)             (1,464)

Income tax expense                             --                  --
                                         --------            --------
Net loss                                 $   (781)           $ (1,464)
                                         ========            ========

                                        DECEMBER 31,        SEPTEMBER 30,
                                           1999                 1999
                                        ------------        -------------
Current assets                           $    569            $  1,513
Other assets                                6,833               5,043
Current liabilities                        18,259              18,068
Net deficit                               (10,857)            (11,512)

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

In August 1999, Benton-Vinccler sold its recently-constructed power generation facility located in the Uracoa Field of the South Monagas Unit in Venezuela for $15.1 million. Concurrently with the sale, Benton-Vinccler entered into a long-term power purchase agreement with the purchaser of the facility to provide for the electrical needs of the field throughout the remaining term of the operating service agreement. The cost of electricity to be provided under terms of the power purchase agreement approximate that previously paid by Benton-Vinccler to local utilities. Benton-Vinccler used the proceeds from the sale to repay indebtedness that was collateralized by a time deposit of the Company. Permanent repayment of a portion of the loan allowed the Company to reduce the cash collateral for the loan thereby making such cash available for working capital needs.

In December 1999, the Company entered into agreements with Schlumberger and Helmerich & Payne to further develop the Unit pursuant to a long-term incentive-based development program. Schlumberger has agreed to financial incentives intended to reduce drilling costs, improve initial production rates of new wells and to increase the average life of the downhole pumps at South Monagas. As part of Schlumberger's commitment to the program, it will provide additional technical and engineering resources on-site full-time in Venezuela and at the Company's offices in Carpinteria, California. Benton-Vinccler commenced drilling in January 2000 with a one-rig program initially, and may add a second rig in late 2000 or in 2001, depending on the results of current drilling and production activities.

In January 1996, the Company and its bidding partners, Louisiana Land & Exploration, which has been subsequently acquired by Burlington Resources, Inc. ("Burlington"), and Norcen Energy Resources, LTD, which has been subsequently acquired by Union Pacific Resources Group Inc. ("UPR"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing an 839 kilometer seismic survey and drilling three wells to the depths of 12,000 to 18,000 feet within five years. At the time the block was tendered for international bidding, PDVSA estimated that this minimum exploration work program would cost $60 million and required that the Company and the other partners each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with Burlington and UPR each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, Burlington is the operator of the field and, therefore, the Company is not able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed, and the Company posted an $18 million standby letter of credit, collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see
Note 4). As of December 31, 1998, the Company's share of expenditures to date was $8.2 million, which was included in the Venezuela cost center after evaluation for proved reserves, and the standby letter of credit had been reduced to $11.2 million. During 1999, the Block's first exploration well, the Jarina 1-X, penetrated a thick potential reservoir sequence, but encountered no hydrocarbons. The Company continues to evaluate the remaining leads on the Block, including their potential reserves and risk factors, although the Block's future commerciality is uncertain. As of March 31, 2000, the Company's share of expenditures to date was $15.3 million, all of which had been included in the Venezuela cost center, and the standby letter of credit had been reduced to $7.7 million.

NOTE 9 - CHINA OPERATIONS

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

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company acquired a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell held a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, a 563 square kilometer area (approximately 140,000 acres) in the delta of the Liaohe River. Shell was the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4 million ($2 million to the Company). Pursuant to the farmout agreement, the Company was required to pay 100% of the first $8 million of the costs for the phase one exploration period, after which any development costs were to be shared equally. During the first six months of 1999, the first exploratory well on the Qingshui Block was drilled to a total depth of 4,500 meters, and two reservoirs, the Sha-2 and Sha-3, were tested. Although hydrocarbons were encountered during drilling of the Qing Deep 22, Benton and operator Shell concluded in the third quarter that the well was non-commercial. As a result, the Company elected not to continue to the second exploration phase and has relinquished its interest in the Block. Accordingly, the Company recognized a write-down of the capitalized cost related to the farmout agreement of $12.6 million in the third quarter of 1999.

NOTE 10 - SANTA BARBARA OPERATIONS

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


NOTE 11 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which has been extended to May 2000, for which it posted a $1 million standby letter of credit, collateralized in full by a time deposit of the Company. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 well tested significant, but non-commercial amounts of gas; the WS-10 well resulted in no commercial amount of hyrdrocarbons. Therefore, at December 31, 1998, the Company wrote down $3.7 million in capitalized costs incurred to date related to the PSA. During 1999, the Company incurred an additional $0.3 million in capitalized costs, which were written off at December 31, 1999. The Company does not expect that the PSA will be extended beyond its May 17, 2000 expiration date. As a result, the Company expects to record a liability to the NRA for the obligation remaining under the PSA, resulting in impairment expense of approximately $1 million, during the second quarter of 2000.

NOTE 12 - RELATED PARTY TRANSACTIONS

From 1996 through 1998, the Company made unsecured loans to its then Chief Executive Officer, A. E. Benton. Each of these loans was evidenced by a promissory note bearing interest at the rate of 6% per annum. The Company then obtained a security interest in Mr. Benton's shares of stock, personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to the Company by Mr. Benton exceeded the value of the Company's collateral, due to the decline in the price of the Company's stock. As a result, the Company recorded an allowance for doubtful accounts of $2.9 million. The portion of the note secured by the Company's stock and stock options, $2.1 million, was presented on the Balance Sheet as a reduction from Stockholders' Equity at December 31, 1998. In August 1999, Mr. Benton filed a Chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. The Company recorded an additional $2.8 million allowance for doubtful accounts for the remaining principal and accrued interest owed to the Company at June 30, 1999, and continues to record additional allowances as interest accrues ($0.2 million for the period July 1, 1999 to March 31, 2000). Measuring the amount of the allowances requires judgements and estimates, and the amount eventually realized may differ from the estimate.

In February 2000, the Company entered into a Separation Agreement and a Consulting Agreement with Mr. Benton, pursuant to which the Company retained Mr. Benton as an independent contractor to perform certain services for the Company. At the same time, Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provides for the full repayment of the Company's loans to Mr. Benton, including all principal and accrued and accruing interest at the rate of 6% per annum. Under the proposed plan, which the Company anticipates will be submitted to the bankruptcy court in the second quarter of 2000, the Company will retain its security interest in Mr. Benton's 600,000 shares of the Company's stock and in his stock options, and in a portion of certain proceeds of his Consulting Agreement. Repayment of the Company's loans to Mr. Benton may be achieved through Mr. Benton's liquidation of certain real and personal property assets; a phased liquidation of Company stock resulting from Mr. Benton's exercise of his Company stock options; and, if necessary, from the retained interest in the portion of the Consulting Agreement's proceeds. The amount eventually realized by the Company and the timing of its receipt of payments will depend upon the timing and results of the liquidation of Mr. Benton's assets.

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

Also during 1997 and 1996, the Company made loans to Mr. M.B. Wray, its Vice Chairman and Mr. J.M. Whipkey, its then Chief Financial Officer, each loan bearing interest at 6% and collateralized by a security interest in personal real estate. On May 11, 1999, Mr. Wray repaid the entire balance of principal and interest on his loan and on April 25, 2000, Mr. Whipkey repaid the entire balance of principal and interest on his loan. The balance owed to the Company by Mr. Whipkey was $0.3 million and $0.4 million at March 31, 2000 and December 31, 1999, respectively.

In addition, loans and other receivables (including travel advances) from other employees (including one former employee) and directors to the Company totaled $0.2 million at March 31, 2000 and December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words budget, budgeted, anticipate, expect, believes, goals or projects and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include the Company's substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for the Company's undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain key employees of the Company, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and gas wells, the price for oil and natural gas, and other risks indicated in the Company's Form 10-K for the year ended December 31, 1999 and its other filings with the Securities and Exchange Commission. The following factors, among others, in some cases have affected and could cause actual results and plans for future periods to differ materially from those expressed or implied in any such forward-looking statements: fluctuations in oil and gas prices, changes in operating costs, overall economic conditions, political stability, acts of terrorism, currency and exchange risks, changes in existing or potential tariffs, duties or quotas, availability of additional exploration and development opportunities, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel.

GENERAL

The Company includes the results of operations of Benton-Vinccler in its consolidated financial statements and reflects the 20% ownership interest of Vinccler as a minority interest. Geoilbent and Arctic Gas have been included in the consolidated financial statements based on a fiscal period ending September
30. Results of operations for Geoilbent and Arctic Gas reflect the three months ended December 31, 1998 and 1999. The Company's investment in Geoilbent and Arctic Gas is accounted for using the equity method. Oil and gas reserve information reflects the Company's 34% ownership interest of Geoilbent and its unrestricted 25% ownership interest of Arctic Gas.

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

The following discussion of the results of operations for the three months ended March 31, 2000 and 1999 and financial condition as at March 31, 2000 and December 31, 1999 should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in PART I, Item 1, "Financial Statements".

RESULTS OF OPERATIONS

The Company's results of operations for the three months ended March 31, 2000 reflected the results for Benton-Vinccler, C.A. in Venezuela, which accounted for 100% of the Company's production and oil sales revenue. As a result of increases in world crude oil prices which were partially offset by lower production from the South Monagas Unit, oil sales in Venezuela were 95% higher in 2000 compared to 1999 with a 133% increase in realized fees per barrel (from $6.05 in 1999 to $14.08 in 2000) and a 16% decrease in oil sales quantities (from 2,659,085 barrels of oil in 1999 to 2,232,037 barrels of oil in 2000). Operating expenses from the South Monagas Unit decreased 7% primarily due to a reduction in workovers which was partially offset by an increase in electricity expense.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil sales:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                    2000                1999
                                                  --------            --------
Operating Expenses                                  30%                   63%
Depletion, Depreciation and Amortization            12                    29
General and Administrative                          14                    30
Taxes Other Than on Income                           3                     4
Interest                                            24                    47


THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The Company had revenues of $31.4 million for the three months ended March 31, 2000. Expenses incurred during the period consisted of operating expenses of $9.4 million, depletion, depreciation and amortization expense of $3.8 million, general and administrative expense of $4.4 million, taxes other than on income of $1.1 million, interest expense of $7.4 million, income tax expense of $4.6 million and minority interest of $1.6 million. Other items of income consisted of investment income and other of $2.0 million, net gain on exchange rates of $0.2 million and equity in net earnings of affiliated companies of $1.7 million. Net income was $3.0 million or $0.10 per share (diluted).

By comparison, the Company had revenues of $16.1 million for the three months ended March 31, 1999. Expenses incurred during the period consisted of operating expenses of $10.1 million, depletion, depreciation and amortization expense of $4.7 million, general and administrative expense of $4.8 million, taxes other than on income of $0.7 million, interest expense of $7.5 million, income tax expense of $0.8 million and minority interest of $0.2 million. Other items of income consisted of investment income and other of $2.5 million, net gain on exchange rates of $0.4 million and equity in net earnings of affiliated companies of $1.0 million. Net loss was $8.7 million or $0.29 per share (diluted).

Revenues increased $15.3 million, or 95%, during the three months ended March 31, 2000 compared to the corresponding period of 1999 due to increased oil sales revenue in Venezuela as a result of increases in world crude oil prices partially offset by lower sales quantities. Sales quantities for the three months ended March 31, 2000 from Venezuela were 2,232,037 barrels compared to 2,659,085 barrels for the three months ended March 31, 1999. The decrease in sales quantities of 427,048 barrels or 16% was due primarily to the curtailment in 1999 of the Venezuelan development drilling program. Prices for crude oil averaged $14.08 per barrel (pursuant to terms of an operating service agreement) from Venezuela compared to $6.05 per barrel for the corresponding period of 1999.

Operating expenses decreased $0.7 million, or 7%, during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to reduced oil production in Venezuela. Depletion, depreciation and amortization decreased $0.9 million, or 19%, during the three months ended March 31, 2000 compared to the corresponding period of 1999 primarily due to reduced oil sales. Depletion expense per barrel of oil equivalent produced from Venezuela during the three months ended March 31, 2000 was $1.48 compared to $1.57 during the corresponding period of the previous year. General and administrative expenses decreased $0.4 million, or 8%, during the three months ended March 31, 2000 compared to the corresponding period of 1999 primarily due to the Company's reduction in force in the fourth quarter of 1999 and other cost cutting measures. Taxes other than on income increased $0.4 million, or 57%, during the three months ended March 31, 2000 compared to the corresponding period of 1999 primarily due to increased Venezuelan municipal taxes, which are a function of oil revenues.

Investment income and other decreased $0.5 million, or 20%, during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to lower average cash and marketable securities balances. Interest expense decreased $0.1 million, or 1%, during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to reduced debt outstanding substantially offset by the reduction of capitalized interest expense. Net gain on exchange rates decreased $0.2 million, or 50% for the three months ended March 31, 2000 compared to the corresponding period of 1999 due to changes in the value of the Bolivar. The Company realized income before income taxes and minority interest of $7.5 million during the three months ended March 31, 2000 compared to a loss of $8.8 million in the corresponding period of 1999, which resulted in increased income tax expense of $3.8 million, or 475%. The income attributable to the minority interest increased $1.4 million, or 700%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to the increased profitability of Benton-Vinccler. The increase was partially offset by losses attributable to the minority shareholders of Benton-Vinccler that were included in the consolidated net loss of the Company during the first quarter of 1999 because the minority shareholders' losses exceeded their interest in equity capital.

Equity in net earnings of affiliated companies increased $0.7 million, or 68%, during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to the increased income from Geoilbent. The Company's share of revenues from Geoilbent were $5.9 million for the three months ended December 31, 1999 compared to revenues of $1.9 million for the three month period ended December 31, 1998. The increase of $4.0 million, or 211%, was due to significantly higher world crude oil prices and higher production. Prices for Geoilbent's crude oil averaged $14.55 per barrel during the three months ended December 31, 1999 compared to $5.65 for the three months ended December 31, 1998. The Company's share of Geoilbent oil sales quantities increased by 74,083 barrels, or 22%, from 333,102 barrels produced during the three months ended December 31, 1998 to 407,185 barrels produced during the three months ended December 31, 1999.


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

A 3-D seismic survey has been conducted over the southwestern portion of, and a 371 kilometer 2-D seismic survey has been acquired for, the Delta Centro Block in Venezuela. During 1999, the Block's first exploration well, the Jarina 1-X, penetrated a thick potential reservoir sequence, but encountered no commercial hydrocarbons. The Company and its partners continue to evaluate the remaining leads on the Block, including their potential reserves and risk factors. The total cost to the Company of acquiring the seismic data and drilling the Jarina 1-X was $15.3 million. The Company's operations related to Delta Centro will be subject to oil and gas industry taxation, which currently provides for royalties of 16.66% and income taxes of 67.7%.

Geoilbent is subject to a statutory income tax rate of 35%. Geoilbent has also been subject to various other tax burdens, including an oil export tariff which was terminated effective July 1, 1996. Excise, pipeline and other taxes (including a new oil export tariff of 15 Euros per ton ($1.97 per barrel) introduced in 1999) continue to be levied on all oil producers and certain exporters. The Russian regulatory environment continues to be volatile, and the Company is unable to predict the impact of taxes, duties and other burdens for the future.

In December 1996, the Company acquired Benton Offshore China Company, a privately held company headquartered in Denver, Colorado. Benton Offshore China Company's principal asset is a petroleum contract with CNOOC for an area known as Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area that is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco Inc. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. Benton Offshore China Company has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. At March 31, 2000, the Company has recorded no proved reserves attributable to this petroleum contract.

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company is obligated to make certain capital and operating expenditures in up to three phases over eight years. The Company is obligated to spend $5.1 million in the first exploration phase, which has been extended to May 2000, for which it posted a $1 million standby letter of credit, collateralized in full by a time deposit of the Company. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 well tested significant, but non-commercial amounts of gas; the WS-10 well resulted in no commercial amounts of hydrocarbons. Therefore, at December 31, 1998, the Company wrote down $3.7 million in capitalized costs incurred to date related to the PSA. During 1999, the Company incurred an additional $0.3 million in capitalized costs, which were written off at December 31, 1999. The Company does not expect that the PSA will be extended beyond its May 17, 2000 expiration date. As a result, the Company expects to record a liability to the NRA for the obligation remaining under the PSA, resulting in impairment expense of approximately $1 million, during the second quarter of 2000.

In October 1999, the Company entered into an agreement with First Seismic Corporation ("First Seismic") whereby the Company, upon receiving a release from Petrosen of its remaining work commitment, transferred its entire working interests in the Thies Block and paid $0.7 million to First Seismic in exchange for 135,000 series B preferred shares of First Seismic. The Company performed a valuation of the securities at the date of the agreement with First Seismic and concluded that the securities had a de minimis fair value. Accordingly, the Company has not assigned any cost to the securities. For the year ended December 31, 1999, the Company recorded a write-down of $1.6 million comprised of $0.9 million of previously capitalized costs and $0.7 million of payment to First Seismic. At March 31, 2000, the Company evaluated the securities and believes that the fair value of the securities has not changed since the date of the agreement.

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha License Blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve natural gas production. The Company's capital commitment will be in the form of a $100 million credit facility for the project, the terms of which have yet to be finalized, which is expected to be disbursed over the initial two-year development phase. The Company received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. The Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company has accounted for its interest in Arctic Gas using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between the Company and Arctic Gas, or to change any terms in any existing agreements, including the conditions upon which the restrictions on the shares could be removed, between the two such as the Cooperation Agreement and the Share Disposition Agreement.

EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

The Company's results of operations and cash flow are affected by changing oil prices. However, the Company's Venezuelan oil sales are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes, which dampens both any upward and downward effects of changing prices on the Company's Venezuelan oil sales and cash flows. If the price of oil increases, there could be an increase in the cost to the Company for drilling and related services because of increased demand, as well as an increase in oil sales. Fluctuations in oil and gas prices may affect the Company's total planned development activities and capital expenditure program. There are presently no restrictions in either Venezuela or Russia that restrict converting U.S. dollars into local currency. However, from June 1994 through April 1996, Venezuela implemented exchange controls which significantly limited the ability to convert local currency into U.S. dollars. Because payments made to Benton-Vinccler are made in U.S. dollars into its United States bank account, and Benton-Vinccler is not subject to regulations requiring the conversion or repatriation of those dollars back into Venezuela, the exchange controls did not have a material adverse effect on Benton-Vinccler or the Company. Currently, there are no exchange controls in Venezuela or Russia that restrict conversion of local currency into U.S. dollars.

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

During the three months ended March 31, 2000, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian ruble during periods when the Company's Venezuela-related subsidiaries and Geoilbent had substantial net monetary liabilities denominated in bolivares and rubles. During the three months ended March 31, 2000, the Company's net foreign exchange gains and losses attributable to its Venezuelan and Russian operations, respectively, were $0.2 million and $0.1 million, respectively. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the

Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                             (IN THOUSANDS)
                                                         2000             1999
                                                      ------------     -----------
Net cash provided by operating activities               $ 19,432        $  4,898
Net cash used in investing activities                    (10,854)        (10,813)
Net cash provided by (used in) financing activities          664             (95)
                                                        --------        --------
Net increase (decrease) in cash                         $  9,242        $ (6,010)
                                                        ========        ========

At March 31, 2000, the Company had current assets of $70.0 million and current liabilities of $42.8 million, resulting in working capital of $27.2 million and current ratio of 1.64:1. This compares to the Company's working capital of $32.1 million and a current ratio of 2.17:1 at December 31, 1999. The decrease in working capital of $4.9 million was primarily due to capital expenditures at the South Monagas Unit in Venezuela and additional investments in and advances to Arctic Gas Company during the three months ended March 31, 2000.

CASH FLOW FROM OPERATING ACTIVITIES. During the three months ended March 31, 2000 and 1999, net cash provided by operating activities was approximately $19.4 million and $4.9 million, respectively. Cash flow from operating activities increased by $14.5 million during the three months ended March 31, 2000 compared to the corresponding period of 1999 due primarily to increased collections of accrued oil revenues. Collections of accrued oil revenues increased $12.9 million, or 85%, during the three months ended March 31, 2000 compared to the corresponding period of 1999 due to higher prices received on sales from the South Monagas Unit in Venezuela.

CASH FLOW FROM INVESTING ACTIVITIES. During the three months ended March 31, 2000 and 1999, the Company had drilling and production related capital expenditures of approximately $10.3 million and $15.0 million, respectively. Of the 2000 expenditures, $10.0 million was attributable to the development of the South Monagas Unit in Venezuela, $0.1 million related to costs on the Delta Centro Block in Venezuela, $0.2 million was attributable to other projects.

In August 1999, Benton-Vinccler sold its recently-constructed power generation facility located in the Uracoa field of the South Monagas Unit in Venezuela for $15.1 million. Concurrently with the sale, Benton-Vinccler entered into a long-term power purchase agreement with the purchaser of the facility to provide for the electrical needs of the field throughout the remaining term of the operating service agreement. The cost of electricity to be provided under terms of the power purchase agreement approximates that previously paid by Benton-Vinccler to local utilities. Benton-Vinccler used the proceeds from the sale to repay indebtedness that was collateralized by a time deposit of the Company. Permanent repayment of a portion of the loan allowed the Company to reduce the cash collateral for the loan thereby making such cash available for working capital needs.

As a result of the decline in oil prices, the Company instituted in 1998, and continued in 1999, a capital expenditure program to reduce expenditures to those that the Company believed were necessary to maintain current producing properties. In the second half of 1999, oil prices recovered substantially. In December 1999, the Company entered into incentive-based development alliance agreements with Schlumberger and Helmerich & Payne as part of its plans to resume development of the South Monagas Unit in Venezuela.

The Company expects capital expenditures of approximately $57-63 million during the next 12 months. Anticipated capital expenditures include approximately $50-55 million at the South Monagas Unit and $7-8 million for Arctic Gas. In addition, the

Company anticipates providing or arranging loans of up to $100 million over time to Arctic Gas pursuant to an equity acquisition agreement signed in April 1998. The Company continues to evaluate funding alternatives for the loans to Arctic Gas. The timing and size of the investments for the South Monagas Unit and Arctic Gas are substantially at the Company's discretion. The Company anticipates that Geoilbent will continue to fund its expenditures through its own cash flow and credit facilities. The Company's remaining capital commitments worldwide are relatively minimal and are substantially at the Company's discretion. The Company will also be required to make interest payments of approximately $25 million related to its outstanding senior notes during the next 12 months.

The Company continues to assess production levels and commodity prices in conjunction with its capital resources and liquidity requirements. The results from the new wells drilled in the Uracoa Field in Venezuela under the alliance agreements with Schlumberger and Helmerich & Payne indicate that the reservoir formation quality is as expected, but may be sensitive to drilling and completion practices. Additionally, a number of previously producing wells have recently gone off production and are pending maintenance operations. While the Company and its alliance partners are working on techniques to optimize the production from new wells and are adding a rig to workover existing wells, the recent production performance from the Uracoa Field has not yet reached levels expected by the Company.

The Company's capital resources and liquidity are affected by the timing of its semiannual interest payments of approximately $12.5 million each May 1 and November 1 and by the quarterly payments from PDVSA at the end of the months of February, May, August and November pursuant to the terms of the contract between Benton Vinccler and PDVSA regarding the South Monagas Unit. As a consequence of the timing of these interest payment outflows and the PDVSA payment inflows, the Company's cash balances can increase and decrease dramatically on a few dates during the year. In each May and November in particular, interest payments at the beginning of the month and PDVSA payments at the end of the month create large swings in the cash balances. The Company is currently in discussions with two commercial banks regarding short-term working capital facilities to smooth out these large cash balance fluctuations.

Based upon revised expectations regarding production levels and pricing, the Company anticipates that its ability to fund its planned South Monagas Unit capital expenditures and its semi-annual interest payment obligations for the next 12 months will require, in addition to its working capital and cash flow from operations, short term borrowings for working capital purposes in the range of $10-15 million during the time periods between the submission of the quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments by PDVSA of those invoices, which can be up to 60 days after the end of the quarter. The Company currently believes that such working capital sources will be available. If additional funds are needed, the Company will be required to pursue one or more of the following alternatives: reduce its South Monagas
Unit, Arctic Gas Company, and other capital expenditures significantly, substantially all of which are within its discretion; sell property interests; form joint ventures or alliances with financial or other industry partners; merge or combine with another entity; or issue debt or equity securities. There can be no assurance that any of the alternatives will be available on terms acceptable to the Company.

The Company's future financial condition and results of operations will largely depend upon prices received for its oil production, oil production quantities and the costs of acquiring, finding, developing and producing reserves. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Company's control.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. Interest on the notes is due May 1st and November 1st of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At March 31, 2000, the Company was in compliance with all covenants of the indentures.

RESTRUCTURING
In an effort to reduce general and administrative expenses, the Company reduced its administrative and technical staff in Carpinteria by 10 persons in October 1999. In connection with the reduction in staff, the Company recorded termination benefits expenses in October 1999 of $0.8 million that are payable from October 1999 through September 2000. The unpaid portion of these benefits of $0.1 million is included in Accrued Expenses at March 31, 2000.

YEAR 2000 COMPLIANCE

The Company has completed addressing the Year 2000 issue for critical systems and applications. As of the filing date of this Form 10-Q, the Company's business operations have not been materially impacted by the Year 2000 issue. The Company will no longer report on the Year 2000 issue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from adverse changes in oil and gas prices, interest rates and foreign exchange, as discussed below.

OIL AND GAS PRICES

As an independent oil and gas producer, the Company's revenue, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and condensate. The Company currently neither produces nor records reserves related to natural gas. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond the control of the Company. Historically, prices received for oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. This volatility is demonstrated by the average realizations in Venezuela, which declined from $10.01 in 1997 to $6.75 in 1998 and increased to $14.08 in the first quarter of 2000. From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations, but the Company has utilized no such transactions since 1996. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. The Company did not enter into any commodity hedging agreements during the three months ended March 31, 2000.

INTEREST RATES

Total long term debt was $264.6 million at March 31, 2000, including $230 million of fixed-rate senior unsecured notes maturing in 2003 ($125 million) and 2007 ($105 million). Another $34.6 million of debt is attributable to a floating-rate back-to-back loan facility wherein Benton-Vinccler pays floating-rate interest to a bank, which then pays to the Company interest on cash collateral deposited by the Company to support the loans, such interest to the Company being equal to the floating rate payment less approximately 0.375% thereby mitigating the floating-rate interest rate risk of such debt. A hypothetical 10% adverse change in the floating rate would not have had a material affect on the Company's results of operations for the three months ended March 31, 2000.


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



                                         BENTON OIL AND GAS COMPANY


Dated:   May 12, 2000                    By: /S/Michael B. Wray
                                             ----------------------------------
                                             Michael B. Wray
                                             Acting Chief Executive Officer



Dated:   May 12, 2000                    By: /S/David H. Pratt
                                             ----------------------------------
                                             David H. Pratt
                                             Senior Vice President and Chief
                                             Financial Officer