Form 10-Q
period 2000-06-30
BENTON OIL & GAS CO
filed 2000-08-11
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                      Quarterly Report Under Section 13 or 15(d)
     [X]                of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended June 30, 2000 or

                    Transition Report Pursuant to Section 13 or 15(d)
     [ ]                  of the Securities Act of 1934 for the
                           Transition Period from to _____

                           COMMISSION FILE NO. 1-10762


                           BENTON OIL AND GAS COMPANY
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                                                    77-0196707
(State or other jurisdiction of incorporation or                                  (I.R.S. Employer Identification Number)
                  organization)

       6267 CARPINTERIA AVE., SUITE 200
           CARPINTERIA, CALIFORNIA                                                                 93013
   (Address of principal executive offices)                                                      (Zip Code)


        Registrant's telephone number, including area code (805) 566-5600


            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes X       No___


                  At August 10, 2000, 29,661,663 shares of the
                   Registrant's Common Stock were outstanding.

                                                                               2
                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES


                                                                                                                       Page
                                                                                                                       ----
PART I.      FINANCIAL INFORMATION

             Item 1.    FINANCIAL STATEMENTS
                          Consolidated Balance Sheets at June 30, 2000
                                 and December 31, 1999 (Unaudited)....................................................    3
                          Consolidated Statements of Operations for the Three and Six
                                 Months Ended June 30, 2000 and 1999 (Unaudited)......................................    4
                          Consolidated Statements of Cash Flows for the Six
                                 Months Ended June 30, 2000 and 1999 (Unaudited)......................................    5
                          Notes to Consolidated Financial Statements..................................................    7

             Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS...........................................................   20

             Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................   27

PART II. OTHER INFORMATION

             Item 1.    LEGAL PROCEEDINGS.............................................................................   28

             Item 2.    CHANGES IN SECURITIES.........................................................................   28

             Item 3.    DEFAULTS UPON SENIOR SECURITIES...............................................................   28

             Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................   28

             Item 5.    OTHER INFORMATION.............................................................................   28

             Item 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................................................   28

SIGNATURES............................................................................................................   29

         PART I. FINANCIAL INFORMATION
         Item 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                   2000           1999
                                                                                   ----           ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $  19,688       $  21,147
   Restricted cash                                                                    12              12
   Marketable securities                                                           1,056           4,469
   Accounts and notes receivable:
       Accrued oil and gas revenue                                                31,247          27,339
       Joint interest and other, net                                               8,707           4,993
   Prepaid expenses and other                                                      1,300           1,635
                                                                               ---------       ---------
                  TOTAL CURRENT ASSETS                                            62,010          59,595

RESTRICTED CASH                                                                   46,545          46,449

OTHER ASSETS                                                                       6,827          10,569
DEFERRED INCOME TAXES                                                             11,975          12,186

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES                               68,794          61,357
PROPERTY AND EQUIPMENT:
   Oil and gas properties (full cost method - costs of $16,392 and
       $16,117 excluded from amortization in 2000 and 1999, respectively)        458,211         435,449
   Furniture and fixtures                                                         10,522          10,031
                                                                               ---------       ---------
                                                                                 468,733         445,480
   Accumulated depletion, impairment and depreciation                           (367,830)       (359,325)
                                                                               ---------       ---------
                                                                                 100,903          86,155
                                                                               ---------       ---------
                                                                               $ 297,054       $ 276,311
                                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable, trade and other                                           $   6,417       $   3,317
   Accrued interest payable                                                        4,713           4,686
   Accrued expenses                                                               22,675          17,105
   Income taxes payable                                                            8,486           2,392
   Current portion of long-term debt                                                  --               2
                                                                               ---------       ---------
                  TOTAL CURRENT LIABILITIES                                       42,291          27,502

LONG-TERM DEBT                                                                   264,575         264,575

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                                 4,383           1,412

STOCKHOLDERS' DEFICIT:
   Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none                                                            --              --
   Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 29,712 shares at June 30, 2000 and 29,627 shares at
         December 31, 1999                                                           297             296
   Additional paid-in capital                                                    147,327         147,078
   Retained deficit                                                             (161,120)       (163,853)
   Treasury stock, at cost, 50 shares                                               (699)           (699)
                                                                               ---------       ---------
         TOTAL STOCKHOLDERS' DEFICIT                                             (14,195)        (17,178)
                                                                               ---------       ---------
                                                                               $ 297,054       $ 276,311
                                                                               =========       =========

See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                                   --------                  --------
                                                               2000        1999         2000          1999
                                                               ----        ----         ----          ----
REVENUES
   Oil and gas sales                                        $ 32,111     $ 20,351     $ 63,544     $ 36,441
                                                            --------     --------     --------     --------
                                                              32,111       20,351       63,544       36,441
                                                            --------     --------     --------     --------
EXPENSES
   Operating expenses                                         12,366        9,300       21,784       19,440
   Depletion, depreciation and amortization                    3,743        4,307        7,513        8,975
   Write-downs of oil and gas properties and impairments       1,069        1,275        1,069        1,275
   General and administrative                                  4,150        7,641        8,542       12,408
   Taxes other than on income                                  1,029          696        2,096        1,358
                                                            --------     --------     --------     --------
                                                              22,357       23,219       41,004       43,456
                                                            --------     --------     --------     --------
                                                               9,754       (2,868)      22,540       (7,015)
INCOME (LOSS) FROM OPERATIONS
OTHER NON-OPERATING INCOME (EXPENSE)
                                                               2,283        2,256        4,328        4,712
   Investment income and other
                                                              (7,465)      (7,367)     (14,910)     (14,849)
   Interest expense
   Net gain (loss)  on exchange rates                            (19)         541          133          929
                                                            --------     --------     --------     --------
                                                              (5,201)      (4,570)     (10,449)      (9,208)
                                                            --------     --------     --------     --------
 INCOME (LOSS) FROM CONSOLIDATED COMPANIES
     BEFORE INCOME TAXES AND MINORITY INTERESTS                4,553       (7,438)      12,091      (16,223)
INCOME TAX EXPENSE                                             3,656          406        8,291        1,159
                                                            --------     --------     --------     --------
INCOME (LOSS) BEFORE MINORITY INTERESTS                          897       (7,844)       3,800      (17,382)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY
    COMPANIES                                                  1,336          200        2,971          355
                                                            --------     --------     --------     --------
INCOME  (LOSS) FROM CONSOLIDATED COMPANIES                      (439)      (8,044)         829      (17,737)
EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES                   177          488        1,904        1,518
                                                            --------     --------     --------     --------
NET INCOME (LOSS)                                           $   (262)    $ (7,556)    $  2,733     $(16,219)
                                                            ========     ========     ========     ========
NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                    $  (0.01)    $  (0.26)    $   0.09     $  (0.55)
                                                            ========     ========     ========     ========
   Diluted                                                  $  (0.01)    $  (0.26)    $   0.09     $  (0.55)
                                                            ========     ========     ========     ========

See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                    2000                1999
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                                                 $  2,733           $(16,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depletion, depreciation and amortization                                        7,513              8,975
     Write-downs of oil and gas properties and impairments                           1,069              1,275
     Amortization of financing costs                                                   698                698
     Loss on disposal of assets                                                         --                 38
     Equity in earnings of affiliated companies                                     (1,904)            (1,518)
     Allowance for employee notes                                                      164              2,785
     Minority interest in undistributed earnings of subsidiary                       2,971                355
     Deferred income taxes                                                             211               (381)
     Changes in operating assets and liabilities:
        Accounts receivable                                                         (5,188)              (582)
        Prepaid expenses and other                                                     335                (23)
        Accounts payable                                                             3,100                155
        Accrued interest payable                                                        27                (52)
        Accrued expenses                                                             5,570                 76
        Income taxes payable                                                         6,094                748
                                                                                  --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       23,393             (3,670)
                                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of property and equipment                                                (23,330)           (24,574)
Investments in and advances to affiliated companies                                 (5,533)            (9,192)
Increase in restricted cash                                                            (96)              (128)
Purchase of marketable securities                                                  (13,079)           (12,048)
Maturities of marketable securities                                                 16,492             47,394
                                                                                  --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (25,546)             1,452
                                                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and warrants                               250                  2
Payments on short-term borrowings and notes payable                                     (2)                (6)
(Increase) decrease in other assets                                                    446               (287)
                                                                                  --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          694               (291)
                                                                                  --------           --------
          NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,459)            (2,509)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    21,147             17,198
                                                                                  --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 19,688           $ 14,689
                                                                                  ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest expense                                $ 14,339           $ 15,061
                                                                                  ========           ========
  Cash paid during the period for income taxes                                    $  1,795           $  1,445
                                                                                  ========           ========

See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2000, the Company reclassified financing costs in the amount of $2.6 million to a current receivable from Geoilbent (see note 7).

See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

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

In January 2000, in connection with the release of Emerging Issues Task Force
(EITF) Issues Summary 00-01, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures", the Company reviewed the accounting for its investment in Geoilbent under the proportionate consolidation method. As a result of this review, the Company decided to report its investment in Geoilbent using the equity method. This change had no effect on net income or the Company's proportionate share of oil and gas reserves. It did, however, result in the reduction of the Company's reported consolidated net cash flows for the six months ended June 30, 1999 of $3.0 million. For the three and six month periods ended June 30, 1999, revenues were reduced by the Company's proportionate share, which was $2.1 million and $3.9 million, respectively, expenses were reduced $1.8 million and $3.6 million, respectively, and net other non-operating expenses were increased by $0.2 million and $1.1 million, respectively. Summarized financial information for Geoilbent is included in Note 7.

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

The Company's future financial condition and results of operations will largely depend upon prices received for its oil production, oil production quantities and the costs of acquiring, finding, developing and producing reserves. Prices for oil are subject to fluctuation in response to change in supply, market uncertainty and a variety of factors beyond the Company's control. The Company believes its current cash and cash to be provided by operating activities will be sufficient to meet the Company's liquidity needs for routine operations and to service its outstanding debt through 2000. However, the Company has a planned capital expenditure program that will require, in addition to its working capital and cash flow from operations, short-term borrowings for working capital purposes. If the Company's future cash requirements are greater than its financial resources, the Company intends to pursue one or more of the following alternatives: reduce its capital expenditure programs, substantially all of which are within its discretion; reduce its operating and administrative expenditures; form strategic joint ventures or alliances with other industry partners; sell property interests; merge or combine with another entity; or issue debt or equity securities. There can be no assurance that any of the alternatives will be available on terms acceptable to the Company.

INTERIM REPORTING
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTS AND NOTES RECEIVABLE
Allowance for doubtful accounts related to employee notes was $6.0 million and $5.9 million at June 30, 2000 and December 31, 1999, respectively (see Note 12). Allowance for doubtful accounts related to joint interest and other accounts receivable was $0.3 million at June 30, 2000 and December 31, 1999.

MINORITY INTERESTS
The Company records a minority interest attributable to the minority shareholders of its subsidiaries. The minority interests in net income and losses are generally subtracted or added to arrive at consolidated net income. However, during the six months ended June 30, 1999, losses attributable to the minority shareholder of Benton-Vinccler, a subsidiary owned 80% by the Company, exceeded its interest in equity capital. Accordingly, $0.6 million of Benton-Vinccler's loss for the period ended June 30, 1999 attributable to the minority shareholders has been included in the consolidated net loss of the Company. No such adjustment was necessary for the six months ended June 30, 2000.

MARKETABLE SECURITIES
Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, consisted of $1.1 million and $4.5 million in commercial paper at June 30, 2000 and December 31, 1999, respectively.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any items of other comprehensive income during the three and six month periods ended June 30, 2000 or June 30, 1999 and, in accordance with SFAS 130, has not provided a separate statement of comprehensive income.

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

                                                                         INCOME/                                 AMOUNT PER
                                                                         (LOSS)              SHARES                SHARE
                                                                         ------              ------                -----
         FOR THE THREE MONTHS ENDED JUNE 30, 2000
         BASIC EPS
         Loss attributable to common stockholders                        $ (262)              29,662               $(0.01)
                                                                        ========             ========             ========
         DILUTED EPS
         Loss attributable to common stockholders                        $ (262)              29,662               $(0.01)
                                                                        ========             ========             ========
         FOR THE THREE MONTHS ENDED JUNE 30, 1999
         BASIC EPS
         Loss attributable to common stockholders                       $(7,556)              29,577               $(0.26)
                                                                        ========             ========             ========
         DILUTED EPS
         Loss attributable to common stockholders                       $(7,556)              29,577               $(0.26)
                                                                        ========             ========             ========

                                                                          INCOME/                                 AMOUNT PER
                                                                          (LOSS)              SHARES                SHARE
                                                                          ------              ------                -----
         FOR THE SIX MONTHS ENDED JUNE 30, 2000
         BASIC EPS
         Income attributable to common stockholders                     $ 2,733               29,625                $ 0.09
                                                                        --------             --------             --------
         Effect of Dilutive Securities:
         Stock options and warrants                                           -                  268
                                                                        --------             --------
         DILUTED EPS
         Income attributable to common stockholders                     $ 2,733               29,893                $ 0.09
                                                                        --------             --------             --------
         FOR THE SIX MONTHS ENDED JUNE 30, 1999
         BASIC EPS
         Loss attributable to common stockholders                       $(16,219)              29,577              $ (0.55)

                                                                        ========             ========             ========
         DILUTED EPS
         Loss attributable to common stockholders                       $(16,219)              29,577              $ (0.55)
                                                                        ========             ========             ========

An aggregate 7.2 million and 6.1 million options and warrants were excluded from the earnings per share calculations because they were anti-dilutive for the three months ended June 30, 2000 and 1999, respectively. An aggregate 5.7 million options and warrants were excluded from the earnings per share calculation for the six months ended June 30, 2000 because the exercise price exceeded the average share price during the period. An aggregate 6.0 million options and warrants were excluded from the earnings per share calculation for the six months ended June 30, 1999 because they were anti-dilutive.

PROPERTY AND EQUIPMENT
The Company follows the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). All costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $0.8 million and $1.1 million for the six months ended June 30, 2000 and 1999, respectively, and capitalized interest of $0.3 million and $1.0 million for the six months ended June 30, 2000 and 1999, respectively. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

The costs of unproved properties are excluded from amortization until the properties are evaluated. Excluded costs attributable to the China and other cost centers were $16.4 million and $16.1 million, at June 30, 2000 and December 31, 1999, respectively. The Company regularly evaluates its unproved properties on a country by country basis for possible impairment. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty. The principal portion of excluded costs, except those related to the acquisition of Benton Offshore China Company, is expected to be included in amortizable costs during the next two to three years. It is uncertain when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs.

All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was attributable primarily to the Venezuelan cost center, for the six months ended June 30, 2000 and 1999 was $6.7 million and $8.1 million ($1.48 and $1.58 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally 5 years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $0.8 million for the six-month periods ended June 30, 2000 and 1999.

RESTRUCTURING
In an effort to reduce general and administrative expenses, the Company reduced its administrative and technical staff in Carpinteria by 10 persons in October 1999. In connection with the reduction in staff, the Company recorded termination benefits expenses in October 1999 of $0.8 million that are payable from October 1999 through September 2000. The unpaid portion of these benefits of $0.1 million is included in Accrued Expenses at June 30, 2000.

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

Equity in earnings and losses and investments in and advances to companies accounted for using the equity method are as follows (in thousands):

                                                GEOILBENT, LTD.            ARCTIC GAS COMPANY                  TOTAL
                                                ---------------            ------------------                  -----
                                             JUN 30,        DEC 31,       JUN 30,        DEC 31,        JUN 30,         DEC 31,
                                              2000           1999          2000           1999           2000            1999
                                              ----           ----          ----           ----           ----            ----
Investments
    Equity in net assets                  $ 28,056       $ 28,056       $ (2,967)      $ (2,419)      $ 25,089      $ 25,637
    Other costs, net of amortization          (473)          (542)        18,751         17,128         18,278        16,586
                                          --------       --------       --------       --------       --------      --------
      Total investments                     27,583         27,514         15,784         14,709         43,367        42,223
Advances                                        --             --         17,770         13,364         17,770        13,364
Equity in earnings (losses)                  8,617          6,167           (960)          (397)         7,657         5,770
                                          --------       --------       --------       --------       --------      --------
      Total                               $ 36,200       $ 33,681       $ 32,594       $ 27,676       $ 68,794      $ 61,357
                                          ========       ========       ========       ========       ========      ========

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                              JUNE 30, 2000       DECEMBER 31, 1999
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
                                                                                ========               ========

In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investments and capital expenditures, dividends, mergers and sales of assets. At June 30, 2000, the Company was in compliance with all covenants of the indentures.

In August 1996, Benton-Vinccler entered into a $50 million, long-term credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short-term credit facility and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company, bears interest at LIBOR plus 6.125% and matures in August 2001. The Company receives interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana against the Company and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of certain West Cote Blanche Bay properties for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that Tesla was insolvent at the time of its acquisition of the properties and that it paid a price in excess of the fair value of the property. A trial commenced on May 1, 2000 that is expected to last approximately four to six months. The Company intends to vigorously contest the suit, and in management's opinion it is too early to assess the probability of an unfavorable outcome.

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

In May 1996, the Company entered into an agreement with Morgan Guaranty that provided for an $18 million cash collateralized 5-year letter of credit to secure the Company's performance of the minimum exploration work program required in the Delta Centro Block in Venezuela. As a result of expenditures made related to the exploration work program, the letter of credit has been reduced to $7.7 million.

In November 1997, the Company entered into an agreement with Morgan Guaranty which provided for a $1 million cash collateralized 2-year letter of credit, which has been extended to November 2000, to secure its obligations under the first exploration phase of a Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") (see Note 11). At the May 17, 2000 expiration date of the PSA, the Company had not completed its obligation under the first exploration phase of the agreement. As a result, the NRA will draw on the letter of credit at the conclusion of the 90-day cure period which expires in August 2000.

The Company has employment contracts with three senior management personnel which provide for annual base salaries, bonus compensation and various benefits. The contracts provide for the continuation of salary and benefits for the respective terms of the agreements in the event of termination of employment without cause. These agreements expire at various times from December 31, 2000 to February 28, 2003. The Company has also entered into employment agreements with three individuals, which provide for certain severance payments in the event of a change of control of the Company and subsequent termination by the employees for good reason.

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

The Company leases office space in Carpinteria, California under two long-term lease agreements that are subject to annual rent adjustments based on certain changes in the Consumer Price Index. The lease for 17,500 square feet of space no longer used by the Company expires in December 2004; all the office space in this building has been subleased for rents that approximate the Company's lease costs. Additionally, the Company leases 51,000 square feet of space in a separate building for approximately $76,000 per month under a lease agreement that expires in August 2013; the Company has subleased 31,000 square feet of office space in this building for approximately $50,000 per month.

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME
The Company pays municipal taxes of approximately 2.75% on operating fee revenues it receives for production from the South Monagas Unit. The Company has incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                                                           SIX MONTHS ENDED JUNE 30,
                                                            2000              1999
                                                            ----              ----
Venezuelan Municipal Taxes                                $ 1,646            $  947
Severance and Production Taxes                                  1                 -
Franchise Taxes                                                73                79
Payroll and Other Taxes                                       376               332
                                                       -----------       -----------
                                                          $ 2,096           $ 1,358
                                                       ===========       ===========

TAXES ON INCOME
At December 31, 1999, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $100 million expiring in the years 2003 through 2019. If the carryforwards are ultimately realized, approximately $13 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. During the six months ended June 30, 2000, the Company recorded deferred tax assets generated from current period operating losses and a valuation allowance of $2.6 million.

The Company does not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of the Company's ongoing business.

 NOTE 6 - OPERATING SEGMENTS

The Company regularly allocates resources to and assesses the performance of its operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela and USA operating segments are derived primarily from the production and sale of oil and gas. Operations included under the heading "USA and Other" include corporate management, exploration and production activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the USA and Other segment and are not allocated to other operating segments.

                                                           THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30
                                                           ---------------------------                 ------------------------
                                                           2000                   1999                 2000                1999
                                                           ----                   ----                 ----                ----
OPERATING SEGMENT REVENUES
Oil and gas sales:
   Venezuela                                                 $ 31,960          $ 20,351              $  63,393           $ 36,441
   United States and other                                        151                 -                    151                  -
                                                         -------------      ------------          -------------      -------------
        Total oil and gas sales                                32,111            20,351                 63,544             36,441
                                                         -------------      ------------          -------------      -------------
OPERATING SEGMENT INCOME (LOSS)
   Venezuela                                                    5,301             1,138                 12,048             (2,722)
   Russia                                                        (427)             (160)                   874                725
   United States and other                                     (5,136)           (8,534)               (10,189)           (14,222)
                                                         -------------      ------------          -------------      -------------
        Net income (loss)                                     $  (262)         $ (7,556)              $  2,733          $ (16,219)
                                                         =============      ============          =============      =============

                                                              JUNE 30,        DECEMBER 31,
                                                               2000              1999
                                                               ----              ----
OPERATING SEGMENT ASSETS
   Venezuela                                                 $ 146,367         $124,942
   Russia                                                       69,496           61,989
   United States and other                                     173,743          188,000
                                                         --------------     ------------
   Sub-total                                                   389,606          374,931
   Intersegment eliminations                                   (92,552)         (98,620)
                                                         --------------     ------------
      Total assets                                           $ 297,054         $276,311
                                                         ==============     ============

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT, LTD.

The Company owns 34% of Geoilbent, Ltd., a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye Field in the West Siberia region of Russia. The Company's investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the three months ended March 31, 2000 and 1999 were 1,929,822 barrels and 2,103,421 barrels, respectively. Prices for crude oil for the six months ended March 31, 2000 and 1999 averaged $14.78 and $5.52 per barrel, respectively. Depletion expense attributable to Geoilbent for the six months ended March 31, 2000 and 1999 was $2.32 and $2.35 per barrel, respectively. Summarized financial information for Geoilbent follows (in thousands). All amounts represent 100% of Geoilbent.

                                                   THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                   ----------------------------      -------------------------
                                                      2000              1999            2000          1999
                                                    --------          --------        ---------     --------
 Revenues
   Oil sales                                        $  11,101         $   6,081       $   28,522    $  11,613
                                                    ---------         ---------       ----------    ---------
                                                       11,101             6,081           28,522       11,613
                                                    ---------         ---------       ----------    ---------
 Expenses
   Operating expenses                                   1,892               688            4,272        1,754
   Depletion, depreciation and amortization             2,106             1,946            4,478        4,947
   General and administrative                             499               582            1,142        1,115
   Taxes other than on income                           2,426             1,583            4,701        3,306
                                                    ---------         ---------       ----------    ---------
                                                        6,923             4,799           14,593       11,122
                                                    ---------         ---------       ----------    ---------
 Income from operations                                 4,178             1,282           13,929          491
 Other Non-Operating Income (Expense)
   Other income (expense)                                (138)               86             (374)         725
   Interest expense                                    (1,568)             (936)          (3,578)      (1,998)
   Net gain (loss) on exchange rates                       13             1,764             (380)       4,784
                                                    ---------         ---------       ----------    ---------
                                                       (1,693)              914           (4,332)       3,511
                                                    ---------         ---------       ----------    ---------
 Income before income taxes                             2,485             2,196            9,597        4,002
 Income tax expense (benefit)                             938                19            2,391         (312)
                                                    ---------         ---------       ----------    ---------
 Net income                                         $   1,547         $   2,177       $    7,206    $   4,314
                                                    =========         =========       ==========    =========

                                      MARCH 31,           SEPTEMBER 30,
                                        2000                  1999
                                      --------            ------------
Current assets                        $ 30,798             $ 25,699
Other assets                           145,107              139,488
Current liabilities                     16,323               10,276
Other liabilities                       51,718               54,254
Net equity                             107,864              100,657


The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") together have agreed to lend up to $65 million to Geoilbent, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. Under these loan agreements, the Company and other shareholders of Geoilbent have significant management and business support obligations. Each shareholder is jointly and severally liable to EBRD and IMB for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by any shareholder of its support obligations. The loans bear an average interest rate of 15% payable on January 27 and July 27 each year. Principal payments will be due in varying installments on the semiannual interest payment dates beginning January 27, 2001 and ending by July 27, 2004. The loan agreements require that Geoilbent meet certain financial ratios and covenants, including a minimum current ratio, and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. Geoilbent began borrowing under these facilities in October 1997 and has borrowed a total of $48.5 million through March 31, 2000. The proceeds from the loans are being used by Geoilbent to develop the North Gubkinskoye and Prisklonovoye Fields in West Siberia, Russia.

During 1996 and 1997, the Company incurred $4.1 million in financing costs related to the establishment of the EBRD financing, which are recorded in other assets and are subject to amortization over the life of the facility. In 1998, under an agreement with EBRD, Geoilbent ratified an agreement to reimburse the Company for $2.6 million of such costs, which were then included in accounts receivable. However, due to Geoilbent's need for oil and gas investment and the declining prices for crude oil, in the second quarter of 1998 the Company agreed to defer payment of those reimbursements until the first half of 2000. The Company received $1.0 million in June 2000 and $1.0 million in July 2000 from Geoilbent as reimbursement of such costs. The Company expects to receive the remaining $0.6 million in September 2000.

In October 1995, Geoilbent entered into an agreement with Morgan Guaranty for a credit facility under which the Company provides cash collateral for the loans to Geoilbent. The credit facility is renewable annually. Loans outstanding under the credit facility bear interest at either LIBOR plus 0.75%, subject to certain adjustments, or the Morgan Guaranty prime rate, whichever is selected at the time a loan is made. In conjunction with Geoilbent's reserve-based loan agreements with the EBRD and IMB, repayment of the credit facility was subordinated to payments due to the EBRD and IMB and, accordingly, the credit facility was reclassified from current to long-term in 1998. The credit facility contains no restrictive covenants and no financial ratio covenants. At June 30, 2000, $3.0 million was outstanding under the credit facility.

Excise, pipeline and other tariffs and taxes continue to be levied on all oil producers and certain exporters, including an oil export tariff that increased to 27 Euros per ton (approximately $3.42 per barrel) on August 1, 2000 from 15 Euros per ton in 1999. The Company is unable to predict the impact of taxes, duties and other burdens for the future for its Russian operations.

ARCTIC GAS COMPANY

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas Company, formerly Severneftegaz. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve economic self-sufficiency through its own oil and gas production. The Company's capital commitment will be in the form of a credit facility of up to $100 million for the project, the terms and timing of which have yet to be finalized. The Company has received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of June 30, 2000, the Company had loaned $17.4 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3%, and had earned the right to remove restrictions from shares representing an approximate 7% equity interest. Beginning in December 1998 through April 2000, the Company purchased shares representing an additional 20% equity interest not subject to any sale or transfer restrictions. The Company owned a total of 60% of the outstanding voting shares of Arctic Gas as of June 30, 2000, of which approximately 27% were not subject to any restrictions.

Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company has accounted for its interest in Arctic Gas using the equity method. The Company's share in the equity losses of Arctic Gas were $0.3 million and $0.6 million for the three and six month periods ended March 31, 2000, respectively. The Company's share in the equity losses of Arctic Gas were $0.1 million for the three and six month periods ended March 31, 1999. For the three months ended June 30, 2000 and 1999 the Company had a weighted-average equity interest of 25% and 16%, respectively, not subject to any sale or transfer restrictions. For the six months ended June 30, 2000 and 1999 the Company had a weighted-average equity interest of 25% and 5%, respectively, not subject to any sale or transfer restrictions. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between the Company and Arctic Gas, or change any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

Arctic Gas began selling oil in May 2000. Because the Company accounts for its investment in Arctic Gas based on a fiscal year ended September 30, oil sales for Arctic Gas will be first reflected in the Company's third quarter results of operations. Summarized financial information for Arctic Gas follows (in thousands). All amounts represent 100% of Arctic Gas.

                                          THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                          ---------------------------      --------------------------
                                              2000              1999            2000        1999
                                              ----              ----            ----        ----
Expenses
  Operating expenses                        $    291         $      -        $    291     $      -
  Depreciation                                   170               22             192           41
  General and administrative                     571              707             852        2,139
  Taxes other than on income                     156               15             171           27
                                            ---------        ---------       ---------    ---------
                                               1,188              744           1,506        2,207
                                            ---------        ---------       ---------    ---------
Other Non-Operating Income (Expense)
  Net gain (loss) on exchange rates                -              326            (237)         392
  Interest expense                              (264)            (288)           (490)        (355)
                                            ---------        ---------       ---------    ---------
                                                (264)              38            (727)          37
                                            ---------        ---------       ---------    ---------
Loss before income taxes                      (1,452)            (706)         (2,233)      (2,170)
Income tax expense                                 -                -               -            -
                                            ---------        ---------       ---------    ---------
Net loss                                    $ (1,452)        $   (706)       $ (2,233)    $ (2,170)
                                            =========        =========       =========    =========

                                                MARCH 31,             SEPTEMBER 30,
                                                  2000                    1999
                                                --------              -------------
Current assets                                  $  1,158              $  1,513
Other assets                                       7,080                 5,043
Current liabilities                               20,548                18,068
Net deficit                                      (12,309)              (11,512)

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

In August 1999, Benton-Vinccler sold its power generation facility located in the Uracoa Field of the South Monagas Unit in Venezuela for $15.1 million. Concurrently with the sale, Benton-Vinccler entered into a long-term power purchase agreement with the purchaser of the facility to provide for the electrical needs of the field throughout the remaining term of the operating service agreement. Benton-Vinccler used the proceeds from the sale to repay indebtedness that was collateralized by a time deposit of the Company. Permanent repayment of a portion of the loan allowed the Company to reduce the cash collateral for the loan thereby making such cash available for working capital needs.

In December 1999, the Company entered into agreements with Schlumberger and Helmerich & Payne to further develop the Unit pursuant to a long-term incentive-based development program. Schlumberger has agreed to financial incentives intended to reduce drilling costs, improve initial production rates of new wells and to increase the average life of the downhole pumps at South Monagas. As part of Schlumberger's commitment to the program, it provides additional technical and engineering resources on-site full-time in Venezuela and at the Company's offices in Carpinteria, California. Benton-Vinccler commenced drilling in January 2000 with a one-rig program initially, and may add a second rig in late 2000 or in 2001, depending on the results of current drilling and production activities.

In January 1996, the Company and its bidding partners, predecessor companies acquired over time by Burlington Resources, Inc. ("Burlington") and Anadarko Petroleum Corporation ("Anadarko"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing an 839 kilometer seismic survey and drilling three wells to the depths of 12,000 to 18,000 feet within five years. At the time the block was tendered for international bidding, PDVSA estimated that this minimum exploration work program would cost $60 million and required that the Company and the other partners each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with Burlington and Anadarko each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, Burlington is the operator of the field and, therefore, the Company is not able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed, and the Company posted an $18 million standby letter of credit, collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see Note 4). During 1999, the Block's first exploration well, the Jarina 1-X, penetrated a thick potential reservoir sequence, but encountered no hydrocarbons. The Company continues to evaluate the remaining leads on the Block, including their potential reserves and risk factors, although the Block's future commerciality is uncertain. As of June 30, 2000, the Company's share of expenditures to date was $15.3 million, all of which had been included in the Venezuela cost center, and the standby letter of credit had been reduced to $7.7 million.


NOTE 9 - UNITED STATES OPERATIONS

In April and May 2000, the Company entered into agreements, with Coastline Energy Corporation ("Coastline") for the purpose of acquiring, exploring and developing oil and gas prospects both onshore and in the state waters of the Gulf Coast states of Texas, Louisiana and Mississippi. Under the agreements, Coastline will evaluate prospects in the Gulf Coast area for possible acquisition and development by the Company. During the 18-month term of the exploration agreement, the Company will reimburse Coastline for certain of its overhead and prospect evaluation costs. Under the agreements, for prospects evaluated by Coastline and acquired by the Company, Coastline will receive compensation based on (a) oil and gas production acquired or developed and (b) on the profits, if any, resulting from the sale of such prospects. In April 2000, pursuant to the agreements, the Company acquired an approximate 25% working interest in the East Lawson Field in Acadia Parish, Louisiana. The acquisition included a 15% working interest in two producing oil and gas wells. During the three months ended June 30, 2000, the Company's share of the East Lawson Field production was 3,200 Bbls of oil and 16,593 Mcf of natural gas resulting in income from United States oil and gas operations of $0.1 million.

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases ("California Leases") from Molino Energy Company, LLC ("Molino Energy"), which held 100% of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40% participation interest in the California Leases, the Company became the operator of the project and agreed to pay 100% of the first $3.7 million and 53% of the remainder of the costs of the first well drilled on the block. During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. In November 1998, the Company entered into an agreement to acquire Molino Energy's interest in the California Leases in exchange for the release of its joint interest billing obligations, but the transaction has not yet been finalized. In the fourth quarter of 1999, the Company decided to focus its capital expenditures on existing producing properties and fulfilling work commitments associated with its other properties. Because the Company has no firm approved plans to continue drilling on the California Leases and the 2199 #7 exploratory well did not result in commercial reserves, the Company wrote off all of the capitalized costs associated with the California Leases of $9.2 million and the joint interest receivable of $3.1 million due from Molino Energy at December 31, 1999.


NOTE 10 - CHINA OPERATIONS

In December 1996, the Company acquired Benton Offshore China Company, a privately held corporation headquartered in Denver, Colorado, for 628,142 shares of common stock and options to purchase 107,571 shares of the Company's common stock at $7.00 per share, valued in total at $14.6 million. Benton Offshore China Company's primary asset is a large undeveloped acreage position in the South China Sea under a petroleum contract with China National Offshore Oil Corporation ("CNOOC") of the People's Republic of China for an area known as Wan'An Bei, WAB-21. Benton Offshore China Company will, as a wholly owned subsidiary of the Company, continue as the operator and contractor of WAB-21. Benton Offshore China Company has submitted an exploration program and budget to CNOOC for 2000. However, due to certain territorial disputes over the sovereignty of the contract area, it is unclear when such program will commence.

In October 1997, the Company signed a farmout agreement with Shell Exploration (China) Limited ("Shell") whereby the Company acquired a 50% participation interest in Shell's Liaohe area onshore exploration project in northeast China. Shell held a petroleum contract with China National Petroleum Corporation ("CNPC") to explore and develop the deep rights in the Qingshui Block, approximately 140,000 acres (563 square kilometers) in the delta of the Liaohe River. Shell was the operator of the project. In July 1998, the Company paid to Shell 50% of Shell's prior investment in the Block, which was approximately $4 million ($2 million to the Company). Pursuant to the farmout agreement, the Company was required to pay 100% of the first $8 million of the costs for the phase one exploration period, after which any development costs were to be shared equally. During the first six months of 1999, the first exploratory well on the Qingshui Block was drilled to a total depth of 4,500 meters, and two reservoirs, the Sha-2 and Sha-3, were tested. Although hydrocarbons were encountered during drilling of the Qing Deep 22, Benton and operator Shell concluded in the third quarter that the well was non-commercial. As a result, the Company elected not to continue to the second exploration phase and has relinquished its interest in the Block. Accordingly, the Company recognized a write-down of the capitalized cost related to the farmout agreement of $12.6 million in the third quarter of 1999.

NOTE 11 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company was obligated to spend $5.1 million in the first exploration phase, which was extended to May 2000, for which it posted a $1 million standby letter of credit collateralized in full by a time deposit of the Company. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 well tested significant, but non-commercial amounts of gas; the WS-10 well resulted in no commercial amount of hyrdrocarbons. Therefore, at December 31, 1998, the Company wrote down $3.7 million in capitalized costs incurred to date related to the PSA. During 1999, the Company incurred an additional $0.3 million in capitalized costs, which were written off at December 31, 1999. As of the May 17, 2000 expiration date of the PSA, the Company had elected not to complete the first exploration phase of the agreement. As a result, during the second quarter of 2000, the Company recorded a liability to the NRA for the obligation remaining under the PSA resulting in impairment expense of $1.0 million. The NRA will draw on the letter of credit at the conclusion of the 90-day cure period, which expires in August 2000.

NOTE 12 - RELATED PARTY TRANSACTIONS

From 1996 through 1998, the Company made unsecured loans to its then Chief Executive Officer, A. E. Benton. Each of these loans was evidenced by a promissory note bearing interest at the rate of 6% per annum. The Company then obtained a security interest in Mr. Benton's shares of stock, personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to the Company by Mr. Benton exceeded the value of the Company's collateral, due to the decline in the price of the Company's stock. As a result, the Company recorded an allowance for doubtful accounts of $2.9 million. The portion of the note secured by the Company's stock and stock options, $2.1 million, was presented on the Balance Sheet as a reduction from Stockholders' Equity at December 31, 1998. In August 1999, Mr. Benton filed a Chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. The Company recorded an additional $2.8 million allowance for doubtful accounts for the remaining principal and accrued interest owed to the Company at June 30, 1999, and continues to record additional allowances as interest accrues ($0.3 million for the period July 1, 1999 to June 30, 2000). Measuring the amount of the allowances requires judgements and estimates, and the amount eventually realized may differ from the estimate.

In February 2000, the Company entered into a Separation Agreement and a Consulting Agreement with Mr. Benton, pursuant to which the Company retained Mr. Benton as an independent contractor to perform certain services for the Company. At the same time, Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provides for the full repayment of the Company's loans to Mr. Benton, including all principal and accrued and accruing interest at the rate of 6% per annum. Under the proposed plan, which the Company anticipates will be submitted to the bankruptcy court in the second half of 2000, the Company will retain its security interest in Mr. Benton's 600,000 shares of the Company's stock and in his stock options, and in a portion of certain proceeds of his Consulting Agreement. Repayment of the Company's loans to Mr. Benton may be achieved through Mr. Benton's liquidation of certain real and personal property assets; a phased liquidation of Company stock resulting from Mr. Benton's exercise of his Company stock options; and, if necessary, from the retained interest in the portion of the Consulting Agreement's proceeds. The amount eventually realized by the Company and the timing of its receipt of payments will depend upon the timing and results of the liquidation of Mr. Benton's assets.

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

In addition, loans and other receivables (including travel advances) from other employees (including one former employee) and directors to the Company totaled $0.2 million at June 30, 2000 and December 31, 1999.

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

GENERAL

The Company includes the results of operations of Benton-Vinccler in its consolidated financial statements and reflects the 20% ownership interest of Vinccler as a minority interest. Geoilbent and Arctic Gas have been included in the consolidated financial statements based on a fiscal period ending September
30. Results of operations for Geoilbent and Arctic Gas reflect the three and six month periods ended March 31, 1999 and 2000. The Company's investments in Geoilbent and Arctic Gas are accounted for using the equity method.

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

The following discussion of the results of operations for the three and six month periods ended June 30, 2000 and 1999 and financial condition as at June 30, 2000 and December 31, 1999 should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in PART I,
Item 1, "Financial Statements".

RESULTS OF OPERATIONS

The Company's results of operations for the six months ended June 30, 2000 reflected the results for Benton-Vinccler, C.A. in Venezuela, which accounted for substantially all of the Company's production and oil sales revenue. As a result of increases in world crude oil prices, which were partially offset by lower production from the South Monagas Unit, oil sales in Venezuela were 74% higher in 2000 compared to 1999 with a 98% increase in realized fees per barrel (from $7.14 in 1999 to $14.12 in 2000) and a 12% decrease in oil sales quantities (from 5,100,748 barrels of oil in 1999 to 4,488,904 barrels of oil in 2000). Operating expenses from the South Monagas Unit increased 9% primarily due to increased chemical treatment, electricity and gas compression costs, which were partially offset by reduced workover and material costs.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:

                                                      THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------------     ---------------------------------
                                                       2000                1999               2000                 1999
                                                   --------------      --------------     --------------       -------------
  Operating Expenses                                   39%                  46%                34%                  53%
  Depletion, Depreciation and Amortization             12                   21                 12                   25
  General and Administrative                           13                   38                 13                   34
  Taxes Other Than on Income                            3                    3                  3                    4
  Interest                                             23                   36                 23                   41

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

The Company had revenues of $32.1 million for the three months ended June 30, 2000. Expenses incurred during the period consisted of operating expenses of $12.4 million, depletion, depreciation and amortization expense of $3.8 million, write-downs of oil and gas properties and impairments of $1.0 million, general and administrative expense of $4.2 million, taxes other than on income of $1.0 million, interest expense of $7.5 million, income tax expense of $3.7 million and minority interest of $1.3 million. Other items of income consisted of investment income and other of $2.3 million and equity in net earnings of affiliated companies of $0.2 million. Net loss was $0.3 million or $0.01 per share (diluted).

By comparison, the Company had revenues of $20.4 million for the three months ended June 30, 1999. Expenses incurred during the period consisted of operating expenses of $9.3 million, depletion, depreciation and amortization expense of $4.3 million, write-downs of oil and gas properties and impairments of $1.3 million, general and administrative expense of $7.6 million, taxes other than on income of $0.7 million, interest expense of $7.4 million, income tax expense of $0.4 million and minority interest of $0.2 million. Other items of income consisted of investment income and other of $2.3 million, net gain on exchange rates of $0.5 million and equity in net earnings of affiliated companies of $0.5 million. Net loss was $7.6 million or $0.26 per share (diluted).

Revenues increased $11.7 million, or 57%, during the three months ended June 30, 2000 compared to the corresponding period of 1999 due to increased oil sales revenue in Venezuela as a result of increases in world crude oil prices partially offset by lower sales quantities. Sales quantities for the three months ended June 30, 2000 from Venezuela were 2,256,867 barrels compared to 2,441,663 barrels for the three months ended June 30, 1999. The decrease in sales quantities of 184,796 barrels, or 8%, was due primarily to the curtailment in 1999 of the Venezuelan development drilling program. Prices for crude oil averaged $14.16 per barrel (pursuant to terms of an operating service agreement) from Venezuela compared to $8.33 per barrel for the corresponding period of 1999.

Operating expenses increased $3.1 million, or 33%, during the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily due to increased chemical treatment, electricity, gas compression station maintenance and operation, and workover costs which were partially offset by decreased material costs at the South Monagas Unit in Venezuela. Depletion, depreciation and amortization decreased $0.5 million, or 12%, during the three months ended June 30, 2000 compared to the corresponding period of 1999 primarily due to reduced oil sales quantities. Depletion expense per barrel of oil equivalent produced from Venezuela during the three months ended June 30, 2000 was $1.49 compared to $1.60 during the corresponding period of the previous year. The Company recognized write-downs of $1.1 million and $1.3 million at June 30, 2000 and 1999, respectively, of capitalized costs associated with certain exploration activities. General and administrative expenses decreased $3.4 million, or 46%, during the three months ended June 30, 2000 compared to the corresponding period of 1999 primarily due to the Company's reduction in force in the fourth quarter of 1999 and other cost cutting measures. Taxes other than on income increased $0.3 million, or 43%, during the three months ended June 30, 2000 compared to the corresponding period of 1999 primarily due to increased Venezuelan municipal taxes, which are a function of oil revenues.

Investment income and other remained constant during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Interest expense increased $0.1 million, or 1%, during the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily due to the reduction of capitalized interest expense partially offset by lower debt balances. Net gain on exchange rates decreased $0.5 million, or 100% for the three months ended June 30, 2000 compared to the corresponding period of 1999 due to changes in the value of the Bolivar. The Company realized income before income taxes and minority interest of $4.6 million during the three months ended June 30, 2000 compared to a loss of $7.4 million in the corresponding period of 1999, which resulted in increased income tax expense of $3.3 million. The effective rate of 80% varies from the U.S. statutory rate of 34% because income taxes are paid on profitable operations in foreign jurisdictions and no benefit is provided for net operating losses generated in the U.S. The income attributable to the minority interest increased $1.1 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily due to the increased profitability of Benton-Vinccler. The increase was partially offset by losses attributable to the minority shareholders of Benton-Vinccler that were included in the consolidated net loss of the Company during the second quarter of 1999 because the minority shareholders' losses exceeded their interest in equity capital.

Equity in net earnings of affiliated companies decreased $0.3 million, or 60%, during the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily due to an increase in the Company's share of losses from Arctic Gas Company. During the same period the Company's share of revenues from Geoilbent were $3.8 million compared to revenues of $2.1 million for the three month period ended March 31, 1999. The increase of $1.7 million, or 81%, was due to significantly higher world crude oil prices partially offset by lower sales quantities. Prices for Geoilbent's crude oil averaged $15.16 per barrel during the three months ended March 31, 2000 compared to $5.41 for the three months ended March 31, 1999. The Company's share of Geoilbent oil sales quantities decreased by 133,211 barrels, or 35%, from 382,165 barrels sold during the three months ended March 31, 1999 to 248,954 barrels sold during the three months ended March 31, 2000. The decrease in oil sales was due primarily to higher oil inventories at March 31, 2000 and an accident during the quarter that affected certain production facilities.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The Company had revenues of $63.5 million for the six months ended June 30, 2000. Expenses incurred during the period consisted of operating expenses of $21.8 million, depletion, depreciation and amortization expense of $7.5 million, write-downs of oil and gas properties and impairments of $1.1 million, general and administrative expense of $8.5 million, taxes other than on income of $2.1 million, interest expense of $14.9 million, income tax expense of $8.3 million and minority interest of $3.0 million. Other items of income consisted of investment income and other of $4.3 million, net gain on exchange rates of $0.1 million and equity in net earnings of affiliated companies of $1.9 million. Net income was $2.7 million or $0.09 per share (diluted).

By comparison, the Company had revenues of $36.4 million for the six months ended June 30, 1999. Expenses incurred during the period consisted of operating expenses of $19.4 million, depletion, depreciation and amortization expense of $9.0 million, write-downs of oil and gas properties and impairments of $1.3 million, general and administrative expense of $12.4 million, taxes other than on income of $1.4 million, interest expense of $14.8 million, income tax expense of $1.2 million and minority interest of $0.4 million. Other items of income consisted of investment income and other of $4.7 million, net gain on exchange rates of $0.9 million and equity in net earnings of affiliated companies of $1.5 million. Net loss was $16.2 million or $0.55 per share (diluted).

Revenues increased $27.1 million, or 74%, during the six months ended June 30, 2000 compared to the corresponding period of 1999 due to increased oil sales revenue in Venezuela as a result of increases in world crude oil prices partially offset by lower sales quantities. Sales quantities for the six months ended June 30, 2000 from Venezuela were 4,488,904 barrels compared to 5,100,748 barrels for the six months ended June 30, 1999. The decrease in sales quantities of 611,844 barrels or 12% was due primarily to the curtailment in 1999 of the Venezuelan development drilling program. Prices for crude oil averaged $14.12 per barrel (pursuant to terms of an operating service agreement) from Venezuela compared to $7.14 per barrel for the corresponding period of 1999.

Operating expenses increased $2.4 million, or 12%, during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to increased chemical treatment, electricity and gas compression station maintenance and operation costs which were partially offset by reduced workover and material costs at the South Monagas Unit in Venezuela. Depletion, depreciation and amortization decreased $1.5 million, or 17%, during the six months ended June 30, 2000 compared to the corresponding period of 1999 primarily due to reduced oil sales quantities. Depletion expense per barrel of oil equivalent produced from Venezuela during the six months ended June 30, 2000 was $1.48 compared to $1.58 during the corresponding period of the previous year. The Company recognized write-downs of $1.1 million and $1.3 million during the six months ended June 30, 2000 and 1999, respectively, of capitalized costs associated with certain exploration activities. General and administrative expenses decreased $3.9 million, or 31%, during the six months ended June 30, 2000 compared to the corresponding period of 1999 primarily due to the Company's reduction in force in the fourth quarter of 1999 and other cost cutting measures. Taxes other than on income increased $0.7 million, or 50%, during the six months ended June 30, 2000 compared to the corresponding period of 1999 primarily due to increased Venezuelan municipal taxes, which are a function of oil revenues.

Investment income and other decreased $0.4 million, or 9%, during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to lower average cash and marketable securities balances. Interest expense increased $0.1 million, or 1%, during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to the reduction of capitalized interest expense partially offset by the reduction of debt balances. Net gain on exchange rates decreased $0.8 million, or 89% for the six months ended June 30, 2000 compared to the corresponding period of 1999 due to changes in the value of the Bolivar. The Company realized income before income taxes and minority interest of $12.1 million during the six months ended June 30, 2000 compared to a loss of $16.2 million in the corresponding period of 1999, which resulted in increased income tax expense of $7.1 million. The effective rate of 69% varies from the U.S. statutory rate of 34% because income taxes are paid on profitable operations in foreign jurisdictions and no benefit is provided for net operating losses generated in the U.S. The income attributable to the minority interest increased $2.6 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to the increased profitability of Benton-Vinccler. The increase was partially offset by losses attributable to the minority shareholders of Benton-Vinccler that were included in the consolidated net loss of the Company during the first half of 1999 because the minority shareholders' losses exceeded their interest in equity capital.

Equity in net earnings of affiliated companies increased $0.4 million, or 27%, during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to the increased income from Geoilbent. The Company's share of revenues from Geoilbent were $9.7 million for the six months ended March 31, 2000 compared to revenues of $3.9 million for the six month period ended March 31, 1999. The increase of $5.8 million, or 149%, was due to significantly higher world crude oil prices partially offset by lower sales quantities. Prices for Geoilbent's crude oil averaged $14.78 per barrel during the six months ended March 31, 2000 compared to $5.52 for the six months ended March 31, 1999. The Company's share of Geoilbent oil sales quantities decreased by 59,128 barrels, or 9%, from 715,267 barrels sold during the six months ended March 31, 1999 to 656,139 barrels sold during the six months ended March 31, 2000. The decrease in oil sales was due primarily to higher oil inventories at March 31, 2000 and an accident during the period that affected certain production facilities.

DOMESTIC OPERATIONS

In April 2000, the Company entered into a retainer agreement, and in May 2000 an exploration agreement, with Coastline Energy Corporation for the purpose of acquiring, exploring and developing oil and gas prospects both onshore and in the state waters of the Gulf Coast states of Texas, Louisiana and Mississippi. Under the agreements, Coastline will evaluate prospects in the Gulf Coast area for possible acquisition and development by the Company. During the 18-month term of the exploration agreement, the Company will reimburse Coastline for certain of its overhead and prospect evaluation costs. Under the agreements, for prospects evaluated by Coastline and acquired by the Company, Coastline will receive compensation based on (a) oil and gas production acquired or developed and (b) on the profits, if any, resulting from the sale of such prospects. In April 2000, pursuant to the agreements, the Company acquired an approximate 25% working interest in the East Lawson Field in Acadia Parish, Louisiana. The acquisition included a 15% working interest in two producing oil and gas wells.

In March 1997, the Company acquired a 40% participation interest in three California State offshore oil and gas leases ("California Leases") from Molino Energy Company, LLC ("Molino Energy"), which held 100% of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40% participation interest in the California Leases, the Company became the operator of the project and agreed to pay 100% of the first $3.7 million and 53% of the remainder of the costs of the first well drilled on the block. During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. In November 1998, the Company entered into an agreement to acquire Molino Energy's interest in the California Leases in exchange for the release of its joint interest billing obligations, but the transaction has not yet been finalized. In the fourth quarter of 1999, the Company decided to focus its capital expenditures on existing producing properties and fulfilling work commitments associated with its other properties. Because the Company has no firm approved plans to continue drilling on the California Leases and the 2199 #7 exploratory well did not result in commercial reserves, the Company wrote off all of the capitalized costs associated with the California Leases of $9.2 million and the joint interest receivable of $3.1 million due from Molino Energy at December 31, 1999.

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

Russian companies are subject to a statutory income tax rate of 30% and are subject to various other tax burdens and tariffs. Excise, pipeline and other tariffs and taxes continue to be levied on all oil producers and certain exporters, including an oil export tariff that increased to 27 Euros per ton (approximately $3.42 per barrel) on August 1, 2000 from 15 Euros per ton in 1999. The Company is unable to predict the impact of taxes, duties and other burdens for the future for its Russian operations.

In December 1996, the Company acquired Benton Offshore China Company, a privately held company headquartered in Denver, Colorado. Benton Offshore China Company's principal asset is a petroleum contract with CNOOC for an area known as

Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area that is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco Inc. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. Benton Offshore China Company has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. At June 30, 2000, the Company has recorded no proved reserves attributable to this petroleum contract.

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company was obligated to spend $5.1 million in the first exploration phase, which was extended to May 2000, for which it posted a $1 million standby letter of credit collateralized in full by a time deposit of the Company. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 well tested significant, but non-commercial amounts of gas; the WS-10 well resulted in no commercial amounts of hydrocarbons. Therefore, at December 31, 1998, the Company wrote down $3.7 million in capitalized costs incurred to date related to the PSA. During 1999, the Company incurred an additional $0.3 million in capitalized costs, which were written off at December 31, 1999. As of the May 17, 2000 expiration date of the PSA, the Company had elected not to complete the first exploration phase of the agreement. As a result, during the second quarter of 2000, the Company recorded a liability to the NRA for the obligation remaining under the PSA resulting in impairment expense of $1.0 million. The NRA will draw on the letter of credit at the conclusion of the 90-day cure period, which expires in August 2000.

In October 1999, the Company entered into an agreement with First Seismic Corporation ("First Seismic") whereby the Company, upon receiving a release from Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, of its remaining work commitment, transferred its entire working interests in the onshore Thies Block in western Senegal and paid $0.7 million to First Seismic in exchange for 135,000 series B preferred shares of First Seismic. The Company performed a valuation of the securities at the date of the agreement with First Seismic and concluded that the securities had a de minimis fair value. Accordingly, the Company has not assigned any cost to the securities. For the year ended December 31, 1999, the Company recorded a write-down of $1.6 million comprised of $0.9 million of previously capitalized costs and of the $0.7 million payment to First Seismic. At June 30, 2000, the Company evaluated the securities and believes that the fair value of the securities has not changed since the date of the agreement.

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha License Blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing or arranging the initial capital needed to achieve economic self-sufficiency through its own oil and gas production. The Company's capital commitment will be in the form of a credit facility of up to $100 million for the project, the terms and timing of which have yet to be finalized. The Company received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. The Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company has accounted for its interest in Arctic Gas using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between the Company and Arctic Gas, or to change any terms in any existing agreements, including the conditions upon which the restrictions on the shares could be removed, between the two such as the Cooperation Agreement and the Share Disposition Agreement.

EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

The Company's results of operations and cash flow are affected by changing oil prices. However, the Company's Venezuelan oil sales are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes, which dampens both any upward and downward effects of changing prices on the Company's Venezuelan oil sales and cash flows. If the price of oil increases, there could be an increase in the cost to the Company for drilling and related services because of increased demand, as well as an increase in oil sales. Fluctuations in oil and gas prices may affect the Company's total planned development activities and capital expenditure program. There are presently no restrictions in either Venezuela or Russia that restrict converting U.S. dollars into local currency. However, from June 1994 through April 1996, Venezuela implemented exchange controls which significantly limited the ability to convert local currency into U.S. dollars. Because payments made to Benton-Vinccler are made in U.S. dollars into its United States bank account, and Benton-Vinccler is not subject to regulations requiring the conversion or repatriation of those dollars back into Venezuela, the exchange controls did not have a material adverse effect on Benton-Vinccler or the Company. Currently, there are no exchange controls in Venezuela or Russia that restrict conversion of local currency into U.S. dollars for routine business operations, such as the payments of invoices, debt obligations and dividends.

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

During the six months ended June 30, 2000, the Company realized net foreign exchange gains, primarily as a result of the decline in the value of the Venezuelan bolivar and the Russian ruble during periods when the Company's Venezuela-related subsidiaries and Geoilbent had net monetary liabilities denominated in bolivares and rubles. During the six months ended June 30, 2000, the Company's net foreign exchange gains attributable to its Venezuelan operations were $0.1 million and net foreign exchange gains attributable to Russia were minimal. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------
                                                                               2000             1999
                                                                             --------          ------
               Net cash provided by (used in) operating activities           $ 23,393        $ (3,670)
               Net cash provided by (used in) investing activities            (25,546)          1,452
               Net cash provided by (used in) financing activities                694            (291)
                                                                             ============    ==========
               Net decrease in cash                                          $ (1,459)       $ (2,509)
                                                                             ============    ==========

At June 30, 2000, the Company had current assets of $62.0 million and current liabilities of $42.3 million, resulting in working capital of $19.7 million and current ratio of 1.47:1. This compares to the Company's working capital of $32.1 million and a current ratio of 2.17:1 at December 31, 1999. The decrease in working capital of $12.4 million was primarily due to capital expenditures at the South Monagas Unit in Venezuela and additional investments in and advances to Arctic Gas Company during the six months ended June 30, 2000.

CASH FLOW FROM OPERATING ACTIVITIES. During the six months ended June 30, 2000, net cash provided by operating activities was approximately $23.4 million. During the six months ended June 30, 1999 net cash used in operating activities was $3.7 million. Cash flow from operating activities increased by $27.1 million during the six months ended June 30, 2000 compared to the corresponding period of 1999 due primarily to increased collections of accrued oil revenues and increased accounts payable and accrued expenses associated with the alliance agreements with Schlumberger and Helmerich & Payne. Collections of accrued oil revenues increased $26.5 million, or 85% during the six months ended June 30, 2000 compared to the corresponding period of 1999 primarily due to higher prices received on sales from the South Monagas Unit in Venezuela.

CASH FLOW FROM INVESTING ACTIVITIES. During the six months ended June 30, 2000 and 1999, the Company had drilling and production related capital expenditures of approximately $23.3 million and $24.6 million, respectively. Of the 2000 expenditures, $21.6 million was attributable to the development of the South Monagas Unit in Venezuela, $0.1 million related to costs on the

Delta Centro Block in Venezuela, $1.0 million related to the Sirhan Block in Jordan and $0.6 million was attributable to other projects. In addition, during the six month period ended June 30, 2000, the Company increased its investment in Arctic Gas by $5.5 million.

In August 1999, Benton-Vinccler sold its power generation facility located in the Uracoa Field of the South Monagas Unit in Venezuela for $15.1 million. Concurrently with the sale, Benton-Vinccler entered into a long-term power purchase agreement with the purchaser of the facility to provide for the electrical needs of the field throughout the remaining term of the operating service agreement. Benton-Vinccler used the proceeds from the sale to repay indebtedness that was collateralized by a time deposit of the Company. Permanent repayment of a portion of the loan allowed the Company to reduce the cash collateral for the loan thereby making such cash available for working capital needs.

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

The Company expects capital expenditures of approximately $45-50 million during the next 12 months, including $40-45 million at the South Monagas Unit. The Company also expects to increase its investment in Arctic Gas by $4-6 million during the same period. In addition, the Company anticipates providing or arranging loans of up to $100 million over time to Arctic Gas pursuant to an equity acquisition agreement signed in April 1998. The Company continues to evaluate funding alternatives for the loans to Arctic Gas. The timing and size of the investments for the South Monagas Unit and Arctic Gas are substantially at the Company's discretion. The Company anticipates that Geoilbent will continue to fund its expenditures through its own cash flow and credit facilities. The Company's remaining capital commitments worldwide are relatively minimal and are substantially at the Company's discretion. The Company will also be required to make interest payments of approximately $25 million related to its outstanding senior notes during the next 12 months.

The Company continues to assess production levels and commodity prices in conjunction with its capital resources and liquidity requirements. The results from the new wells drilled in the Uracoa Field in Venezuela under the alliance agreements with Schlumberger and Helmerich & Payne indicate that the reservoir formation quality is as expected, but may be sensitive to drilling and completion practices. Additionally, a number of previously producing wells went off production during 2000, requiring maintenance operations. The Company and its alliance partners are working on techniques to optimize the production from new wells and have added another rig to workover existing wells and believe that improvements in production performance from the Uracoa Field can be achieved.

The Company's capital resources and liquidity are affected by the timing of its semiannual interest payments of approximately $12.5 million each May 1 and November 1 and by the quarterly payments from PDVSA at the end of the months of February, May, August and November pursuant to the terms of the contract between Benton-Vinccler and PDVSA regarding the South Monagas Unit. As a consequence of the timing of these interest payment outflows and the PDVSA payment inflows, the Company's cash balances can increase and decrease dramatically on a few dates during the year. In each May and November in particular, interest payments at the beginning of the month and PDVSA payments at the end of the month create large swings in the cash balances. Short-term working capital facilities based on the Company's second quarter invoice to PDVSA were made available to the Company by a commercial bank. The Company believes that similar arrangements will be available to it in future quarters.

Based upon revised expectations regarding production levels and pricing, the Company anticipates that its ability to fund its planned South Monagas Unit capital expenditures and its semi-annual interest payment obligations for the next 12 months will require, in addition to its working capital and cash flow from operations, short-term borrowings for working capital purposes of up to $15 million during the time periods between the submission of the quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments by PDVSA of those invoices, which can be up to 60 days after the end of the quarter. If additional funds are needed, the Company will be required to pursue one or more of the following alternatives: reduce or reschedule its South Monagas Unit, Arctic Gas Company, and other capital expenditures significantly, substantially all of which are within its discretion; sell property interests; form joint ventures or alliances with financial or other industry partners; merge or combine with another entity; or issue debt or equity securities. There can be no assurance that any of the alternatives will be available on terms acceptable to the Company.

The Company's future financial condition and results of operations will largely depend upon prices received for its oil production, oil production quantities and the costs of acquiring, finding, developing and producing reserves. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Company's control.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003. In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value. Interest on the notes is due May 1st and November 1st of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At June 30, 2000, the Company was in compliance with all covenants of the indentures.

RESTRUCTURING

In an effort to reduce general and administrative expenses, the Company reduced its administrative and technical staff in Carpinteria by 10 persons in October 1999. In connection with the reduction in staff, the Company recorded termination benefits expenses in October 1999 of $0.8 million that are payable from October 1999 through September 2000. The unpaid portion of these benefits of $0.1 million is included in Accrued Expenses at June 30, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from adverse changes in oil and gas prices, interest rates and foreign exchange, as discussed below.

OIL AND GAS PRICES

As an independent oil and gas producer, the Company's revenue, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and condensate. The Company currently neither produces nor records reserves related to natural gas. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond the control of the Company. Historically, prices received for oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. This volatility is demonstrated by the average realizations in Venezuela, which declined from $10.01 in 1997 to $6.75 in 1998 and increased to $14.12 in the first half of 2000. From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations, but the Company has utilized no such transactions since 1996. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. The Company did not enter into any commodity hedging agreements during the six months ended June 30, 2000.

INTEREST RATES

Total long-term debt was $264.6 million at June 30, 2000, including $230 million of fixed-rate senior unsecured notes maturing in 2003 ($125 million) and 2007 ($105 million). Another $34.6 million of debt is attributable to a floating-rate back-to-back loan facility wherein Benton-Vinccler pays floating-rate interest to a bank, which then pays to the Company interest on cash collateral deposited by the Company to support the loans, such interest to the Company being equal to the floating rate payment less approximately 0.375% thereby mitigating the floating-rate interest rate risk of such debt. A hypothetical 10% adverse change in the floating rate would not have had a material affect on the Company's results of operations for the six months ended June 30, 2000.


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

                   None.

ITEM 5.    OTHER INFORMATION

                   None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                   (a) Exhibits

                       27.1 Financial Data Schedule

                   (b) Reports on Form 8-K

                       On June 6, 2000, the Company filed a report on Form 8-K, under Item 5, "Other Events" regarding the appointment of Dr. Peter J. Hill as President and Chief Executive Officer of the Company.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BENTON OIL AND GAS COMPANY


Dated:   August 11, 2000               By:    /S/ Michael B. Wray
                                              ---------------------------------
                                              Michael B. Wray
                                              Acting Chief Executive Officer



Dated:   August 11, 2000               By:    /S/ David H. Pratt
                                              ---------------------------------
                                              David H. Pratt
                                              Senior Vice President and Chief
                                              Financial Officer