Form 10-Q
period 2000-09-30
BENTON OIL & GAS CO
filed 2000-11-14
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                   Quarterly Report Under Section 13 or 15(d)
   [X]               of the Securities Exchange Act of 1934
              For the Quarterly Period Ended September 30, 2000 or

                Transition Report Pursuant to Section 13 or 15(d)
   [ ]               of the Securities Act of 1934 for the
                         Transition Period from _____ to _____

                           COMMISSION FILE NO. 1-10762

                                 ---------------

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


                                 ---------------


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

                                 ---------------

                At November 14, 2000, 33,821,919 shares of the
                Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES


                                                                                                         PAGE
PART I.      FINANCIAL INFORMATION

             Item 1.    FINANCIAL STATEMENTS
                          Consolidated Balance Sheets at September 30, 2000
                                 and December 31, 1999 (Unaudited).........................................3
                          Consolidated Statements of Operations for the Three and Nine
                                 Months Ended September 30, 2000 and 1999 (Unaudited)......................4
                          Consolidated Statements of Cash Flows for the Nine
                                 Months Ended September 30, 2000 and 1999 (Unaudited)......................5
                          Notes to Consolidated Financial Statements.......................................7

             Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS...............................................21

             Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................29


PART II.     OTHER INFORMATION

             Item 1.    LEGAL PROCEEDINGS.................................................................30

             Item 2.    CHANGES IN SECURITIES.............................................................30

             Item 3.    DEFAULTS UPON SENIOR SECURITIES...................................................30

             Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................30

             Item 5.    OTHER INFORMATION.................................................................30

             Item 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................30

SIGNATURES................................................................................................31

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)


                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               2000            1999
                                                                           -------------   -------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                $  21,116        $  21,147
   Restricted cash                                                             34,587               12
   Marketable securities                                                        2,067            4,469
   Accounts and notes receivable:
       Accrued oil and gas revenue                                             37,092           27,339
       Joint interest and other, net                                            6,345            4,993
   Prepaid expenses and other                                                     625            1,635
                                                                            ---------        ---------
                  TOTAL CURRENT ASSETS                                        101,832           59,595

RESTRICTED CASH                                                                10,848           46,449
OTHER ASSETS                                                                    6,278           10,569
DEFERRED INCOME TAXES                                                          12,150           12,186
INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES                            72,565           61,357
PROPERTY AND EQUIPMENT:
   Oil and gas properties (full cost method - costs of $16,357 and
       $16,117 excluded from amortization in 2000 and 1999, respectively)     474,723          435,449
   Furniture and fixtures                                                      10,760           10,031
                                                                            ---------        ---------
                                                                              485,483          445,480
   Accumulated depletion, impairment and depreciation                        (371,945)        (359,325)
                                                                            ---------        ---------
                                                                              113,538           86,155
                                                                            ---------        ---------
                                                                            $ 317,211        $ 276,311
                                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
   Accounts payable, trade and other                                        $  11,359        $   3,317
   Accrued interest payable                                                     9,698            4,686
   Accrued expenses                                                            24,816           17,105
   Income taxes payable                                                        12,406            2,392
   Current portion of long-term debt                                           34,575                2
                                                                            ---------        ---------
                  TOTAL CURRENT LIABILITIES                                    92,854           27,502

LONG-TERM DEBT                                                                217,000          264,575
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS                                                              6,390            1,412
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none                                                       --               --
   Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 32,372 shares at September 30, 2000 and 29,627 shares at
         December 31, 1999                                                        324              296
   Additional paid-in capital                                                 153,494          147,078
   Retained deficit                                                          (152,152)        (163,853)
   Treasury stock, at cost, 50 shares                                            (699)            (699)
                                                                            ---------        ---------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     967          (17,178)
                                                                            ---------        ---------
                                                                            $ 317,211        $ 276,311
                                                                            =========        =========


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                             ------------------------------      -------------------------------
                                                                2000              1999              2000              1999
                                                             -------------     ------------      -------------     ------------
REVENUES
   Oil and gas sales                                          $ 37,972         $ 24,565           $101,516          $ 61,006
                                                              --------         --------           --------          --------
                                                                37,972           24,565            101,516            61,006
                                                              --------         --------           --------          --------

EXPENSES
   Operating expenses                                           12,983           10,180             34,767            29,620
   Depletion, depreciation and amortization                      4,141            3,777             11,654            12,752
   Write-downs of oil and gas properties and impairments             -           13,047              1,069            14,322
   General and administrative                                    3,782            4,444             12,324            16,852
   Taxes other than on income                                    1,364            1,094              3,460             2,452
                                                              --------         --------           --------          --------
                                                                22,270           32,542             63,274            75,998
                                                              --------         --------           --------          --------
INCOME (LOSS) FROM OPERATIONS                                   15,702           (7,977)            38,242           (14,992)


OTHER NON-OPERATING INCOME (EXPENSE)

   Investment income and other                                   2,234            2,294              6,562             7,006
   Interest expense                                             (7,318)          (7,187)           (22,228)          (22,036)
   Net gain (loss) on exchange rates                                67              (16)               200               913
                                                              --------         --------           --------          --------
                                                                (5,017)          (4,909)           (15,466)          (14,117)
                                                              --------         --------           --------          --------

INCOME (LOSS) FROM CONSOLIDATED COMPANIES
    BEFORE INCOME TAXES AND MINORITY INTERESTS                  10,685          (12,886)            22,776           (29,109)

INCOME TAX EXPENSE                                               5,018              923             13,309             2,082
                                                              --------         --------           --------          --------
INCOME (LOSS) BEFORE MINORITY INTERESTS                          5,667          (13,809)             9,467           (31,191)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY
    COMPANIES                                                    2,007              177              4,978               532
                                                              --------         --------           --------          --------

INCOME  (LOSS) FROM CONSOLIDATED COMPANIES                       3,660          (13,986)             4,489           (31,723)

EQUITY IN NET EARNINGS (LOSSES) OF
    AFFILIATED COMPANIES                                         2,213             (143)             4,117             1,375
                                                              --------         --------           --------          --------

INCOME (LOSS) BEFORE EXTRAORDINARY INCOME                        5,873          (14,129)             8,606           (30,348)

EXTRAORDINARY INCOME ON DEBT REPURCHASE,
    NET OF TAX OF $0                                             3,095                -              3,095                 -
                                                              --------         --------           --------          --------
NET INCOME  (LOSS)                                            $  8,968         $(14,129)          $ 11,701          $(30,348)
                                                              ========         ========           ========          ========


NET INCOME (LOSS) PER COMMON SHARE:
   Basic:
   Income (loss) before extraordinary income                  $   0.19         $  (0.48)          $   0.29          $   (1.03)
   Extraordinary income                                           0.10                -               0.10                 -
                                                              --------         --------           --------          ---------
   Net income (loss)                                          $   0.29         $  (0.48)          $   0.39          $   (1.03)
                                                              ========         ========           ========          =========

   Diluted:
   Income (loss) before extraordinary income                  $   0.19         $  (0.48)          $   0.29          $   (1.03)
   Extraordinary income                                           0.10                -               0.10                  -
                                                              --------         --------           --------          ---------
   Net income (loss)                                          $   0.29         $  (0.48)          $   0.39          $   (1.03)
                                                              ========         ========           ========          =========



See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                                   2000         1999
                                                               -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                                $ 11,701    $(30,348)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depletion, depreciation and amortization                      11,654      12,752
     Write-downs of oil and gas properties and impairments          1,069      14,322
     Amortization of financing costs                                1,047       1,047
     Loss on disposal of assets                                        20          39
     Equity in earnings of affiliated companies                    (4,117)     (1,375)
     Allowance for employee notes                                     247       2,868
     Minority interest in undistributed earnings of subsidiary      4,978         532
     Extraordinary income from repurchase of debt                  (3,095)       --
     Deferred income taxes                                             36        (255)
     Changes in operating assets and liabilities:
        Accounts receivable                                        (8,754)     (3,418)
        Prepaid expenses and other                                  1,010         539
        Accounts payable                                            8,042      (3,017)
        Accrued interest payable                                    5,012       4,994
        Accrued expenses                                            7,711       1,754
        Income taxes payable                                       10,014         976
                                                                 --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                46,575       1,410
                                                                 --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment                         --        15,000
Additions of property and equipment                               (40,127)    (29,430)
Investments in and advances to affiliated companies                (7,091)    (10,523)
Increase in restricted cash                                          (199)       (213)
Decrease in restricted cash                                         1,225      18,572
Purchase of marketable securities                                 (13,650)    (26,766)
Maturities of marketable securities                                16,052      51,605
                                                                 --------    --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (43,790)     18,245
                                                                 --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from exercise of stock options and warrants              260           2
Payments on short-term borrowings and notes payable                (3,539)    (15,072)
(Increase) decrease in other assets                                   463        (249)
                                                                 --------    --------
          NET CASH USED IN FINANCING ACTIVITIES                    (2,816)    (15,319)
                                                                 --------    --------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (31)      4,336



CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   21,147      17,198
                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 21,116    $ 21,534
                                                                 ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for interest expense               $ 14,749    $ 18,267
                                                                 ========    ========
  Cash paid during the period for income taxes                   $  1,559    $    899
                                                                 ========    ========



See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2000, the Company repurchased $8,000,000 face value of its senior unsecured notes with the issuance of 2,710,590 shares of common stock.

During the nine months ended September 30, 1999 the Company recorded an allowance for doubtful accounts related to amounts owed to the Company by its former Chief Executive Officer (See note 12).

See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


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

In January 2000, in connection with the release of Emerging Issues Task Force
(EITF) Issues Summary 00-01, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures", the Company reviewed the accounting for its investment in Geoilbent under the proportionate consolidation method. As a result of this review, the Company decided to report its investment in Geoilbent using the equity method. This change had no effect on net income or the Company's proportionate share of oil and gas reserves. It did, however, result in the reduction of the Company's reported consolidated net cash flows for the nine months ended September 30, 1999 of $1.0 million. For the three and nine month periods ended September 30, 1999, revenues were reduced by the Company's proportionate share, which was $2.4 million and $6.3 million, respectively, expenses were reduced $1.8 million and $5.4 million, respectively, and net other non-operating expenses were decreased by $0.2 million and increased by $0.9 million, respectively. Summarized financial information for Geoilbent is included in Note 7.

INTERIM REPORTING
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional disclosures, including a summary of the Company's accounting policies.

The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTS AND NOTES RECEIVABLE
Allowance for doubtful accounts related to employee notes was $6.1 million and $5.9 million at September 30, 2000 and December 31, 1999, respectively (see Note
12). Allowance for doubtful accounts related to joint interest and other accounts receivable was $0.3 million at September 30, 2000 and December 31, 1999.

MINORITY INTERESTS
The Company records a minority interest attributable to the minority shareholders of its subsidiaries. The minority interests in net income and losses are generally subtracted or added to arrive at consolidated net income. However, as of September 30, 1999, losses attributable to the minority shareholder of Benton-Vinccler, a subsidiary owned 80% by the Company, exceeded its interest in equity capital. Accordingly, $0.2 million of Benton-Vinccler's net income for the nine month period ended September 30, 1999 attributable to the minority shareholder has been included in the consolidated net loss of the Company. No such adjustment was necessary for the nine months ended September 30, 2000.

MARKETABLE SECURITIES
Marketable securities are carried at amortized cost. The marketable securities the Company may purchase are limited to those defined as Cash Equivalents in the indentures for its senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. The Company's marketable securities at cost, which approximates fair value, consisted of $2.1 million and $4.5 million in commercial paper at September 30, 2000 and December 31, 1999, respectively.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any items of other comprehensive income during the three and nine month periods ended September 30, 2000 or September 30, 1999 and, in accordance with SFAS 130, has not provided a separate statement of comprehensive income.

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


                                                                           INCOME/              AMOUNT PER
                                                                           (LOSS)      SHARES     SHARE
                                                                        -----------    ------   ----------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
---------------------------------------------
BASIC EPS
Income before extraordinary item attributable to
common stockholders                                                     $     5,873    30,339   $  0.19
                                                                        ===========    ======   =======

Effect of dilutive securities:
Stock options and warrants                                                       --       192
                                                                         -----------    -----


DILUTED EPS
Income before extraordinary item attributable to common
stockholders                                                            $     5,873    30,531   $  0.19
                                                                        ===========    ======   =======

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
---------------------------------------------
BASIC EPS
Loss attributable to common stockholders                                $   (14,129)   29,577   $ (0.48)
                                                                        ===========    ======   =======

DILUTED EPS
Loss attributable to common stockholders                                $   (14,129)   29,577   $ (0.48)
                                                                        ===========    ======   =======


                                                                           INCOME/              AMOUNT PER
                                                                           (LOSS)      SHARES     SHARE
                                                                         ----------    ------   ----------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------
BASIC EPS
Income before extraordinary item attributable
to common stockholders                                                  $     8,606    29,865   $  0.29
                                                                        ===========    ======   =======

Effect of Dilutive Securities:
Stock options and warrants                                                       --       243
                                                                        -----------    ------

DILUTED EPS
Income before extraordinary item attributable
to common stockholders                                                  $     8,606    30,108   $  0.29
                                                                        ===========    ======   =======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------
BASIC EPS
Loss attributable to common stockholders                                $   (30,348)   29,577   $ (1.03)
                                                                        ===========    ======   =======

DILUTED EPS
Loss attributable to common stockholders                                $   (30,348)   29,577   $ (1.03)
                                                                        ===========    ======   =======


An aggregate 5.6 million and 5.7 million options and warrants were excluded from the earnings per share calculations because the exercise price exceeded the average share price during the three and nine month periods ended September 30, 2000, respectively. An aggregate 6.0 million and 5.0 million options and warrants were excluded from the earnings per share calculation for the three and nine month periods ended September 30, 1999, respectively, because they were anti-dilutive.

PROPERTY AND EQUIPMENT
The Company follows the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). All costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized as incurred, including exploration overhead of $0.4 million and $1.7 million for the nine months ended September 30, 2000 and 1999, respectively, and capitalized interest of $0.4 million and $1.7 million for the nine months ended September 30, 2000 and 1999, respectively. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

The costs of unproved properties are excluded from amortization until the properties are evaluated. Excluded costs attributable to the China and other cost centers were $16.4 million and $16.1 million, at September 30, 2000 and December 31, 1999, respectively. The Company regularly evaluates its unproved properties on a country by country basis for possible impairment. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty. The principal portion of excluded costs, except those related to the acquisition of Benton Offshore China Company, is expected to be included in amortizable costs during the next two to three years. It is uncertain when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs.

All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was attributable primarily to the Venezuelan cost center, for the nine months ended September 30, 2000 and 1999 was $10.2 million and $11.5 million ($1.48 and $1.55 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally 5 years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $1.3 million and $1.2 million for the nine-months ended September 30, 2000 and 1999, respectively.

COST REDUCTIONS
In an effort to reduce general and administrative expenses, the Company reduced its administrative and technical staff in Carpinteria by 10 persons in October 1999. In connection with the reduction in staff, the Company recorded termination benefits expenses in October 1999 of $0.8 million. All amounts were paid as of September 30, 2000.

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

Equity in earnings and losses and investments in and advances to companies accounted for using the equity method are as follows (in thousands):


                                               GEOILBENT, LTD.              ARCTIC GAS COMPANY                   TOTAL
                                        --------------------------    ---------------------------    ---------------------------
                                           SEP 30,        DEC 31,         SEP 30,        DEC 31,        SEP 30,         DEC 31,
                                              2000           1999            2000           1999           2000            1999
                                        -----------    -----------     -----------    -----------    -----------     -----------
Investments
    Equity in net assets                   $28,056        $28,056         $(2,879)      $ (2,419)       $25,177         $25,637
    Other costs, net of amortization          (135)          (542)         19,024         17,128         18,889          16,586
                                        ----------     ----------      ----------     ----------     ----------      ----------
      Total investments                     27,921         27,514          16,145         14,709         44,066          42,223

Advances                                         -              -          18,630         13,364         18,630          13,364

Equity in earnings (losses)                 10,953          6,167          (1,084)          (397)         9,869           5,770
                                        ----------     ----------      ----------     ----------     ----------      ----------

      Total                                $38,874        $33,681         $33,691       $ 27,676        $72,565         $61,357
                                        ==========     ==========      ==========     ==========     ==========      ==========

NOTE 3 - LONG-TERM DEBT AND LIQUIDITY

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   2000                 1999
                                                                               --------------       -------------
Senior unsecured notes with interest at 9.375%.
    See description below.                                                      $ 105,000           $ 105,000
Senior unsecured notes with interest at 11.625%.
    See description below.                                                        112,000             125,000
Benton-Vinccler credit facility with interest at
    prime.  Collateralized by a time deposit
    of the Company earning approximately LIBOR plus 5.75%.
    See description below.                                                         34,575              34,575
Other                                                                                   -                   2
                                                                                ---------           ---------
                                                                                  251,575             264,577
Less current portion                                                               34,575                   2
                                                                                ---------           ---------
                                                                                $ 217,000           $ 264,575
                                                                                =========           =========


In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value for cash. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003, of which the Company repurchased $13 million at their discounted value in September 2000 with the issuance of 2.7 million common shares and cash of $3.5 million plus accrued interest. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investments and capital expenditures, dividends, mergers and sales of assets. At September 30, 2000, the Company was in compliance with all covenants of the indentures.

In August 1996, Benton-Vinccler entered into a $50 million, long-term credit facility with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") to repay the balance outstanding under a short-term credit facility and to repay certain advances received from the Company. The credit facility is collateralized in full by a time deposit of the Company, bears interest at prime and matures in August 2001. The Company receives interest on its time deposit and a security fee on the outstanding principal of the loan, for a combined total of approximately LIBOR plus 5.75%. The loan arrangement contains no restrictive covenants and no financial ratio covenants. In 1999, the balance under this facility was reduced to $34.6 million.

LIQUIDITY

As a result of the decline in oil prices, the Company instituted in 1998, and continued in 1999, a capital expenditure program to reduce expenditures to those that the Company believed were necessary to maintain current producing properties. In the second half of 1999, oil prices increased substantially, and the Company concluded an analysis of its strategic alternatives. In December 1999, the Company entered into incentive-based development alliance agreements with Schlumberger and Helmerich & Payne as part of its plans to resume development of the South Monagas Unit in Venezuela (see Note 8).

While no assurance can be given, the Company currently believes that its capital resources and liquidity will be adequate to fund its planned capital expenditures, investments in and advances to affiliates, and semiannual interest payment obligations for the next twelve (12) months. This expectation is based upon anticipated price levels, production and the availability of short-term working capital facilities of up to $15 million during the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA. Actual results could be materially affected if there is a significant decrease in either price or production levels related to the South Monagas Unit. Future cash flows are subject to a number of variables including, but not limited to, the level of production and prices, as well as various economic conditions that have historically affected the oil and gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Company's control.

In October 2000, a short-term working capital facility of 8 billion Bolivars (approximately $11.5 million) was made available to Benton-Vinccler by a Venezuelan commercial bank. The credit facility bears interest at fixed rates for 30-day periods, is guaranteed by the Company and contains no restrictive or financial ratio covenants. The current interest rate on the facility is 18%. The Company borrowed 5 billion Bolivars (approximately $7.2 million) under this facility, which it expects to repay in November 2000.

The Company has significant debt principal obligations payable in 2003 and 2007. During September 2000, the Company exchanged 2.7 million shares of its common stock, plus accrued interest, for $8 million face value of its 11 5/8% senior notes due in 2003 and purchased $5 million face value of its 2003 senior notes for cash of $3.5 million plus accrued interest. Additionally, in November 2000, the Company exchanged 1.4 million shares of its common stock, plus accrued interest, for an aggregate $4 million face value of its 11 5/8% senior notes due in 2003. The Company anticipates continuing to exchange its common stock or cash for senior notes at a substantial discount to their face value if available on economic terms and subject to certain limitations. Under the rules of the New York Stock Exchange, the common stockholders would need to approve the issuance of an aggregate of more than 5.9 million shares of common stock in exchange for senior notes. The effect on existing shareholders of further issuances in excess of 5.9 million shares of common stock in exchange for senior notes will be to materially dilute the existing shareholders if material portions of the senior notes are exchanged. The dilutive effect on the common stockholders would depend upon a number of factors, the primary ones being the number of shares issued, the price at which the common stock is issued, and the discount on the senior notes exchanged.

If the Company's future cash requirements are greater than its financial resources, the Company intends to develop sources of additional capital and/or reduce its cash requirements by various techniques including, but not limited to, the pursuit of one or more of the following alternatives: reduce its capital expenditure programs, substantially all of which are within its discretion; reduce its operating and administrative expenditures; form strategic joint ventures or alliances with other industry partners; sell property interests; merge or combine with another entity; or issue debt or equity securities. There can be no assurance that any of the alternatives will be available on terms acceptable to the Company.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana against the Company and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of certain West Cote Blanche Bay properties for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that Tesla was insolvent at the time of its acquisition of the properties and that it paid a price in excess of the fair value of the property. A trial commenced on May 1, 2000 and concluded at the end of August 2000. Post Trial Briefs have been filed and a decision is expected in the next several months. The Company believes that this case lacks merit and that the probability of an unfavorable outcome to the Company is unlikely.

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

In November 1997, the Company entered into an agreement with Morgan Guaranty which provided for a $1 million cash collateralized 2-year letter of credit, which was extended to November 2000, to secure its obligations under the first exploration phase of a Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") (see Note 11). At the May 17, 2000 expiration date of the PSA, the Company had not completed its obligation under the first exploration phase of the agreement. As a result, the NRA collected on the letter of credit in August 2000.

The Company has employment contracts with four senior management personnel which provide for annual base salaries, bonus compensation and various benefits. The contracts provide for the continuation of salary and benefits for the respective terms of the agreements in the event of termination of employment without cause. These agreements expire at various times from December 31, 2000 to July 9, 2003. The Company has also entered into employment agreements with three individuals, which provide for certain severance payments in the event of a change of control of the Company and subsequent termination by the employees for good reason.

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

The Company leases office space in Carpinteria, California under two long-term lease agreements that are subject to annual rent adjustments based on certain changes in the Consumer Price Index. The lease for 17,500 square feet of space no longer used by the Company expires in December 2004; all of the office space has been subleased for rents that approximate the Company's lease costs. Additionally, the Company leases 51,000 square feet of space in a separate building for approximately $76,000 per month under a lease agreement that expires in August 2013; the Company has subleased 31,000 square feet of office space in this building for approximately $50,000 per month.

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME
The Company pays municipal taxes of approximately 2.75% on operating fee revenues it receives for production from the South Monagas Unit. The Company has incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                              2000               1999
                                         -------------      ------------

Venezuelan Municipal Taxes                  $ 2,463           $ 1,580
Severance and Production Taxes                   24                 -
Franchise Taxes                                 106               117
Payroll and Other Taxes                         867               755
                                           --------           -------
                                           $  3,460           $ 2,452
                                           ========           =======


TAXES ON INCOME
At December 31, 1999, the Company had, for federal income tax purposes, operating loss carryforwards of approximately $100 million expiring in the years 2003 through 2019. If the carryforwards are ultimately realized, approximately $13 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. During the nine months ended September 30, 2000, the Company recorded deferred tax assets generated from current period operating losses and a valuation allowance of $4.8 million.

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


                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                  ----------------------    ------------------------
                                      2000        1999         2000          1999
                                  ---------    ---------    ---------    -----------
OPERATING SEGMENT REVENUES
Oil and gas sales:
   Venezuela                      $  37,796    $  24,565    $ 101,189    $  61,006
   United States and other              176         --            327         --
                                  ---------    ---------    ---------    ---------
        Total oil and gas sales      37,972       24,565      101,516       61,006
                                  ---------    ---------    ---------    ---------

OPERATING SEGMENT INCOME (LOSS)
   Venezuela                          7,964        4,802       20,011        2,080
   Russia                             1,821         (266)       2,695          459
   United States and other             (817)     (18,665)     (11,005)     (32,887)
                                  ---------    ---------    ---------    ---------
        Net income (loss)         $   8,968    $ (14,129)   $  11,701    $ (30,348)
                                  =========    =========    =========    =========



                               SEPTEMBER 30,    DECEMBER 31,
                                    2000            1999
                               -------------    ------------
OPERATING SEGMENT ASSETS
   Venezuela                   $ 166,765        $ 124,942
   Russia                         73,212           61,989
   United States and other       168,632          188,000
                               ---------        ---------
   Sub-total                     408,609          374,931
   Intersegment eliminations     (91,398)         (98,620)
                               ---------        ---------
      Total assets             $ 317,211        $ 276,311
                               =========        =========

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT, LTD.

The Company owns 34% of Geoilbent, Ltd., a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye Field in the West Siberia region of Russia. The Company's investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the nine months ended June 30, 2000 and 1999 were 3,136,810 barrels and 3,149,103 barrels, respectively. Prices for crude oil for the nine months ended June 30, 2000 and 1999 averaged $15.70 and $5.89 per barrel, respectively. Depletion expense attributable to Geoilbent for the nine months ended June 30, 2000 and 1999 was $2.20 and $2.27 per barrel, respectively. Summarized financial information for Geoilbent follows (in thousands). All amounts represent 100% of Geoilbent.


                                            THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                          ------------------------------      ------------------------------
                                               2000         1999                  2000          1999
                                            ---------    ---------              --------    ---------
 Revenues
  Oil sales                                  $ 20,748    $  6,933               $ 49,270    $ 18,546
                                             --------    --------               --------    --------
                                               20,748       6,933                 49,270      18,546
                                             --------    --------               --------    --------

Expenses
  Operating expenses                            2,669       1,679                  6,941       3,433
  Depletion, depreciation and amortization      2,418       2,221                  6,896       7,168
  General and administrative                    1,216         603                  2,357       1,718
  Taxes other than on income                    4,032       1,711                  8,733       5,017
                                             --------    --------               --------    --------
                                               10,335       6,214                 24,927      17,336
                                             --------    --------               --------    --------

Income from operations                         10,413         719                 24,343       1,210
Other Non-Operating Income (Expense)
  Other income (expense)                          129         472                   (245)      1,197
  Interest expense                             (1,610)       (370)                (5,187)     (2,368)
  Net gain (loss) on exchange rates              (137)       (308)                  (517)      4,476
                                             --------    --------               --------    --------
                                               (1,618)       (206)                (5,949)      3,305
                                             --------    --------               --------    --------

Income before income taxes                      8,795         513                 18,394       4,515

Income tax expense                              1,927         609                  4,318         297
                                             --------    --------               --------    --------

Net income (loss)                            $  6,868    $    (96)              $ 14,076    $  4,218
                                             ========    ========               ========    ========



                                  JUNE 30,          SEPTEMBER 30,
                                   2000                 1999
                                 ---------          -------------

Current assets                    $ 29,854             $ 25,699
Other assets                       153,568              139,488
Current liabilities                 17,971               10,276
Other liabilities                   50,718               54,254
Net equity                         114,733              100,657


The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") together have agreed to lend up to $65 million to Geoilbent, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. Under these loan agreements, the Company and other shareholders of Geoilbent have significant management and business support obligations. Each shareholder is jointly and severally liable to EBRD and IMB for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by any shareholder of its support obligations. The loans bear an average interest rate of 15% payable on January 27 and July 27 each year. Principal payments will be due in varying installments on the semiannual interest payment dates beginning January 27, 2001 and ending by July 27, 2004. The loan agreements require that Geoilbent meet certain financial ratios and covenants, including a minimum current ratio, and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. Geoilbent began borrowing under these facilities in October 1997 and has borrowed a total of $48.5 million through June 30, 2000. The proceeds from the loans are being used by Geoilbent to develop the North Gubkinskoye and Prisklonovoye Fields in West Siberia, Russia.

During 1996 and 1997, the Company incurred $4.1 million in financing costs related to the establishment of the EBRD financing, which are recorded in other assets and are subject to amortization over the life of the facility. In 1998, under an agreement with EBRD, Geoilbent ratified an agreement to reimburse the Company for $2.6 million of such costs, which were then included in accounts receivable. However, due to Geoilbent's need for oil and gas investment and the declining prices for crude oil, in the second quarter of 1998 the Company agreed to defer payment of those reimbursements. The Company received $1.0 million in June 2000, $1.0 million in July 2000 and expects to receive $0.6 million in the first quarter of 2001 from Geoilbent as reimbursement of such costs.

In October 1995, Geoilbent entered into an agreement with Morgan Guaranty for a credit facility under which the Company provides cash collateral for the loans to Geoilbent. The credit facility is renewable annually. Loans outstanding under the credit facility bear interest at either LIBOR plus 0.75%, subject to certain adjustments, or the Morgan Guaranty prime rate, whichever is selected at the time a loan is made. In conjunction with Geoilbent's reserve-based loan agreements with the EBRD and IMB, repayment of the credit facility was subordinated to payments due to the EBRD and IMB and, accordingly, the credit facility was reclassified from current to long-term in 1998. The credit facility contains no restrictive covenants and no financial ratio covenants. At September 30, 2000, $3.1 million was outstanding under the credit facility.

Excise, pipeline and other tariffs and taxes continue to be levied on all oil producers and certain exporters, including an oil export tariff that increased to 34 Euros per ton (approximately $3.80 per barrel) on November 1, 2000 from 15 Euros per ton in 1999. The Company is unable to predict the impact of taxes, duties and other burdens for the future for its Russian operations.

ARCTIC GAS COMPANY

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas Company, formerly Severneftegaz. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Under the terms of a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing the initial capital needed to achieve economic self-sufficiency through its own oil and gas production. The Company's capital commitment will be in the form of a credit facility of up to $100 million for the project, the terms and timing of which have yet to be finalized. Pursuant to the Cooperation Agreement the Company has received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of September 30, 2000, the Company had loaned $18.3 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3%, and had earned the right to remove restrictions from shares representing an approximate 7% equity interest.

December 1998 through April 2000, the Company purchased shares representing an additional 20% equity interest not subject to any sale or transfer restrictions. The Company owned a total of 60% of the outstanding voting shares of Arctic Gas as of September 30, 2000, of which approximately 27% were not subject to any restrictions.

The Company accounts for its interest in Arctic Gas using the equity method due to the significant influence it exercises over the operating and financial policies of Arctic Gas. The Company's share in the equity losses of Arctic Gas were $0.1 million and $0.7 million for the three and nine month periods ended June 30, 2000, respectively. The Company's share in the equity losses of Arctic Gas were $0.1 million and $0.2 million for the three and nine month periods ended June 30, 1999, respectively. For the three months ended September 30, 2000 and 1999 the Company had a weighted-average equity interest of 27% and 20%, respectively, not subject to any sale or transfer restrictions. For the nine months ended September 30, 2000 and 1999 the Company had a weighted-average equity interest of 26% and 18%, respectively, not subject to any sale or transfer restrictions. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between the Company and Arctic Gas, or change any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

Arctic Gas began selling oil in June 2000. Summarized financial information for Arctic Gas follows (in thousands). All amounts represent 100% of Arctic Gas.


                                      THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                      ---------------------------       --------------------------
                                          2000      1999                    2000      1999
                                      ---------   --------               ---------   -------
Oil Sales                              $ 1,773    $  --                   $ 1,773       --

Expenses
  Operating expenses                       867       --                     1,157
  Depreciation                              45         22                     237         63
  General and administrative               600        424                   1,452      2,562
  Taxes other than on income               391         17                     562         45
                                       -------    -------                 -------    -------
                                         1,903        463                   3,408      2,670
                                       -------    -------                 -------    -------

Other Non-Operating Income (Expense)
  Net gain (loss) on exchange rates          2        (64)                   (235)       328
  Interest expense                        (346)      (221)                   (836)      (576)
                                       -------    -------                 -------    -------
                                          (344)      (285)                 (1,071)      (248)
                                       -------    -------                 -------    -------

Loss before income taxes                  (474)      (748)                 (2,706)    (2,918)

Income tax expense                        --         --                      --         --
                                       -------    -------                 -------    -------
Net loss                               $  (474)   $  (748)                $(2,706)   $(2,918)
                                       =======    =======                 =======    =======


                        JUNE 30,     SEPTEMBER 30,
                          2000           1999
                      ----------     -------------

Current assets        $  3,353       $  1,513
Other assets             9,531          5,043
Current liabilities     25,167         18,068
Net deficit            (12,283)       (11,512)



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

In December 1999, the Company entered into alliances with Schlumberger and Helmerich & Payne to further develop the Unit pursuant to a long-term incentive-based development program. The alliance partners have agreed to financial incentives intended to reduce drilling costs, improve initial production rates of new wells and to increase the average life of the downhole pumps at South Monagas. As part of Schlumberger's commitment to the program, it provides additional technical and engineering resources on-site full-time in Venezuela and at the Company's offices in Carpinteria, California. As of September 30, 2000, 22 wells have been drilled under the alliance program.

In January 1996, the Company and its bidding partners, predecessor companies acquired over time by Burlington Resources, Inc. ("Burlington") and Anadarko Petroleum Corportation ("Anadarko"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract requires a minimum exploration work program consisting of completing an 839 kilometer seismic survey and drilling three wells to the depths of 12,000 to 18,000 feet within five years. At the time the block was tendered for international bidding, PDVSA estimated that this minimum exploration work program would cost $60 million and required that the Company and the other partners each post a performance surety bond or standby letter of credit for its pro rata share of the estimated work commitment expenditures. The Company has a 30% interest in the exploration venture, with Burlington and Anadarko each owning a 35% interest. Under the terms of the operating agreement, which establishes the management company of the project, Burlington is the operator of the field and, therefore, the Company is not able to exercise control of the operations of the venture. Corporacion Venezolana del Petroleo, S.A., an affiliate of PDVSA, has the right to obtain a 35% interest in the management company, which dilutes the voting power of the partners on a pro rata basis. In July 1996, formal agreements were finalized and executed, and the Company posted an $18 million standby letter of credit, collateralized in full by a time deposit of the Company, to secure its 30% share of the minimum exploration work program (see Note 4). During 1999, the Block's first exploration well, the Jarina 1-X, penetrated a thick potential reservoir sequence, but encountered no hydrocarbons. As of September 30, 2000, the Company's share of expenditures to date was $15.4 million, all of which had been included in the Venezuela cost center, and the standby letter of credit had been reduced to $7.7 million. The Company continues to evaluate the remaining leads on the Block, including their potential reserves and risk factors, although the Block's future exploration activities and potential commerciality are uncertain.


NOTE 9 - UNITED STATES OPERATIONS

In April and May 2000, the Company entered into agreements with Coastline Energy Corporation ("Coastline") for the purpose of acquiring, exploring and developing oil and gas prospects both onshore and in the state waters of the Gulf Coast states of Texas, Louisiana and Mississippi. Under the agreements, Coastline will evaluate prospects in the Gulf Coast area for possible acquisition and development by the Company. During the 18-month term of the exploration agreement, the Company will reimburse Coastline for certain of its overhead and prospect evaluation costs. Under the agreements, for prospects evaluated by Coastline and acquired by the Company, Coastline will receive compensation based on (a) oil and gas production acquired or developed and (b) on the profits, if any, resulting from the sale of such prospects. In April 2000, pursuant to the agreements, the Company acquired an approximate 25% working interest in the East Lawson Field in Acadia Parish, Louisiana. The acquisition included a 15% working interest in two producing oil and gas wells. During the nine months ended September 30, 2000, the Company's share of the East Lawson Field production was 5,995 Bbls of oil and 36,492 Mcf of natural gas, resulting in income from United States oil and gas operations of $0.3 million.

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


NOTE 11 - JORDAN OPERATIONS

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company was obligated to spend $5.1 million in the first exploration phase, which was extended to May 2000, for which it posted a $1 million standby letter of credit collateralized in full by a time deposit of the Company. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 well tested significant, but non-commercial amounts of gas; the WS-10 well resulted in no commercial amount of hyrdrocarbons. Therefore, at December 31, 1998, the Company wrote down $3.7 million in capitalized costs incurred through that date related to the PSA. During 1999, the Company incurred an additional $0.3 million in capitalized costs, which were written off at December 31, 1999. As of the May 17, 2000 expiration date of the PSA, the Company had elected not to complete the first exploration phase of the agreement. As a result, during the second quarter of 2000, the Company recorded a liability to the NRA for the obligation remaining under the PSA resulting in impairment expense of $1.0 million. The NRA collected on the letter of credit in August 2000.


NOTE 12 - RELATED PARTY TRANSACTIONS

From 1996 through 1998, the Company made unsecured loans to its then Chief Executive Officer, A. E. Benton. Each of these loans was evidenced by a promissory note bearing interest at the rate of 6% per annum. The Company then obtained a security interest in Mr. Benton's shares of stock, personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to the Company by Mr. Benton exceeded the value of the Company's collateral, due to the decline in the price of the Company's stock. As a result, the Company recorded an allowance for doubtful accounts of $2.9 million. The portion of the note secured by the Company's stock and stock options, $2.1 million, was presented on the Balance Sheet as a reduction from Stockholders' Equity at December 31, 1998. In August 1999, Mr. Benton filed a Chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. The Company recorded an additional $2.8 million allowance for doubtful accounts for the remaining principal and accrued interest owed to the Company at June 30, 1999, and continues to record additional allowances as interest accrues ($0.4 million for the period July 1, 1999 to September 30, 2000). Measuring the amount of the allowances requires judgements and estimates, and the amount eventually realized may differ from the estimate.

In February 2000, the Company entered into a Separation Agreement and a Consulting Agreement with Mr. Benton, pursuant to which the Company retained Mr. Benton as an independent contractor to perform certain services for the Company. At the same time, Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provides for the full repayment of the Company's loans to Mr. Benton, including all principal and accrued and accruing interest at the rate of 6% per annum. Under the proposed plan, which the Company anticipates will be submitted to the bankruptcy court in the first half of 2001, the Company will retain its security interest in Mr. Benton's 600,000 shares of the Company's stock and in his stock options, and in a portion of certain proceeds of his Consulting Agreement. Repayment of the Company's loans to Mr. Benton may be achieved through Mr. Benton's liquidation of certain real and personal property assets; a phased liquidation of Company stock resulting from Mr. Benton's exercise of his Company stock options; and, if necessary, from the retained interest in the portion of the Consulting Agreement's proceeds. The amount eventually realized by the Company and the timing of its receipt of payments will depend upon the timing and results of the liquidation of Mr. Benton's assets.

Under the terms of the Consulting Agreement, Mr. Benton will be paid consulting fees of $485,000 for 2000, reducing to $322,000 in 2001, $240,000 in 2002, and a declining consulting fee for the remainder of the term which expires December 31, 2006. Mr. Benton will also be entitled to certain additional incentive bonuses with respect to cash receipts to the Company in connection with the operations or divestiture of Geoilbent, Ltd. and Arctic Gas. To the extent that Mr. Benton continues to be a consultant of the Company, his unvested stock options will continue to vest and for a period of twelve (12) months thereafter. Mr. Benton's consulting services will relate principally to the Company's Russian activities. During the nine month period ended September 30, 2000, the Company paid to Mr. Benton $298,000 under the Consulting Agreement.

Also during 1997 and 1996, the Company made loans to Mr. M.B. Wray, its Vice Chairman and Mr. J.M. Whipkey, its then Chief Financial Officer, each loan bearing interest at 6% and collateralized by a security interest in personal real estate. On May 11, 1999, Mr. Wray repaid the balance of principal and interest on his loan and on April 25, 2000, Mr. Whipkey repaid the balance of principal and interest on his loan.

In addition, loans and other receivables from other employees (including one former employee) and a director to the Company totaled $0.2 million at September 30, 2000 and December 31, 1999.

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

FINANCIAL AND STRATEGIC INITIATIVES

The Company has adopted a comprehensive business strategy. The strategy concentrates on two initiatives to enhance shareholder value: restoring the Company's financial flexibility and exploiting the Company's core assets. In connection with these initiatives and the financial challenges it faces, the Company has retained Wasserstein Perella & Co. as its financial advisor to assist in analyzing financial alternatives, with particular focus on strengthening the balance sheet. Many options are being considered and analyzed, including, among others, refinancings, alliances, cash purchases of debt at a discount, asset disposals and debt for equity swaps. Their initial report will be submitted to the Board and integrated as part of the strategic plan.

In Venezuela, a strategic shift is being made to focus on maximizing the value of production at the South Monagas Unit rather than increasing production at any cost. As part of this shift, the Company, with the assistance of alliance partner Schlumberger, is reviewing all aspects of operations to integrate revised computer field simulation models with improved completion technology. The goal will be a new and more effective infill drilling and workover program that is designed to deliver lower cost production in the second half of 2001. In addition, discussions are underway with PDVSA to sell gas from the Unit.

In Russia, the Company's operating strategy for 34%-owned Geoilbent is to continue to increase production, improve drilling and completion efficiency and extend infrastructure. Geoilbent remains self-funding, and is positioned to start repaying its loans from the European Bank of Reconstruction and Development and the International Moscow Bank in January 2001. At Arctic Gas (60%-owned), the Company has been successfully expanding production of oil and condensate through the recompletion of existing wells, gaining operational experience and generating attractive cash flows. The short-term strategy is to build facilities and pipelines to optimize delivery of liquids and to start production and sales of natural gas. The technical details, scope of the pipeline links and access to the Gazprom infrastructure have all been agreed upon.

GENERAL

The Company includes the results of operations of Benton-Vinccler in its consolidated financial statements and reflects the 20% ownership interest of Vinccler as a minority interest. Geoilbent and Arctic Gas are included in the consolidated financial statements based on a fiscal period ending September 30. Results of operations for Geoilbent and Arctic Gas reflect the three and nine month periods ended June 30, 1999 and 2000. The Company's investments in Geoilbent and Arctic Gas are accounted for using the equity method.

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

The following discussion of the results of operations for the three and nine month periods ended Septmber 30, 2000 and 1999 and financial condition as at September 30, 2000 and December 31, 1999 should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in PART I, Item 1, "Financial Statements".

RESULTS OF OPERATIONS

The Company's results of operations for the nine months ended September 30, 2000 primarily reflected the results for Benton-Vinccler, C.A. in Venezuela, which accounted for substantially all of the Company's production and oil sales revenue. As a result of increases in world crude oil prices, which were partially offset by lower production from the South Monagas Unit, oil sales in Venezuela were 66% higher in 2000 compared to 1999, with a 78% increase in realized fees per barrel (from $8.25 in 1999 to $14.71 in 2000) and a 7% decrease in oil sales quantities (from 7.4 million barrels of oil in 1999 to 6.9 million barrels of oil in 2000). Operating expenses from the South Monagas Unit increased 18% primarily due to increased chemical treatment, electricity and gas compression station maintenance and operation costs which were partially offset by reduced salaries and material costs.

The following table presents selected expense items from the Company's consolidated income statement items as a percentage of oil and gas sales:


                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                   ----------------------------------     ---------------------------------
                                                       2000                 1999             2000                1999
                                                   --------------       -------------     ------------       --------------
  Operating Expenses                                     34%                 41%               34%                 49%
  Depletion, Depreciation and Amortization               11                  15                11                  21
  General and Administrative                             10                  18                12                  28
  Taxes Other Than on Income                              4                   4                 3                   4
  Interest                                               19                  29                22                  36

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The Company had revenues of $38.0 million for the three months ended September 30, 2000. Expenses incurred during the period consisted of operating expenses of $13.0 million, depletion, depreciation and amortization expense of $4.1 million, general and administrative expense of $3.8 million, taxes other than on income of $1.4 million, interest expense of $7.3 million, income tax expense of $5.0 million and minority interest of $2.0 million. Other items of income consisted of investment income and other of $2.2 million, equity in net earnings of affiliated companies of $2.2 million, and extraordinary gain on repurchase of notes of $3.1 million. Net income was $9.0 million or $0.29 per share (diluted).

By comparison, the Company had revenues of $24.6 million for the three months ended September 30, 1999. Expenses incurred during the period consisted of operating expenses of $10.2 million, depletion, depreciation and amortization expense of $3.8 million, write-downs of oil and gas properties and impairments of $13.0 million, general and administrative expense of $4.4 million, taxes other than on income of $1.1 million, interest expense of $7.2 million, income tax expense of $0.9 million and minority interest of $0.2 million. Other items of income consisted of investment income and other of $2.3 million and equity in net losses of affiliated companies of $0.1 million. Net loss was $14.1 million or $0.48 per share (diluted).

Revenues increased $13.4 million, or 54%, during the three months ended September 30, 2000 compared to the corresponding period of 1999 due to increased oil sales revenue in Venezuela as a result of increases in world crude oil prices and slightly higher sales quantities. Sales quantities for the three months ended September 30, 2000 from Venezuela were 2.4 million barrels compared to 2.3 million barrels for the three months ended September 30, 1999. The increase in sales quantities of 93,227 barrels, or 4%, was due primarily to the Venezuelan development drilling program. Prices for crude oil averaged $15.81 per barrel (pursuant to terms of an operating service agreement) from Venezuela compared to $10.70 per barrel for the corresponding period of 1999.

Operating expenses increased $2.8 million, or 27%, during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily due to increased workover costs, chemical treatment, electricity and gas compression station maintenance and operation which were partially offset by decreased salaries and benefits costs at the South Monagas Unit in Venezuela. Depletion, depreciation and amortization increased $0.3 million, or 8%, during the three months ended September 30, 2000 compared to the corresponding period of 1999 primarily due to increased oil sales quantities. Depletion expense per barrel of oil equivalent produced from Venezuela during the three months ended September 30, 2000 was $1.49 compared to $1.47 during the corresponding period of the previous year. The Company recognized write-downs of $13.0 million at September 30, 1999 of capitalized costs associated with certain exploration activities. General and administrative expenses decreased $0.6 million, or 14% during the three months ended September 30, 2000 compared to the corresponding period of 1999 primarily due to the Company's reduction in force in the fourth quarter of 1999 and other cost cutting measures. Taxes other than on income increased $0.3 million, or 27%, during the three months ended September 30, 2000 compared to the corresponding period of 1999 primarily due to increased Venezuelan municipal taxes, which are a function of oil revenues.

Investment income and other decreased $0.1 million or 4% during the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Interest expense increased $0.1 million, or 1% during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily due to the reduction of capitalized interest expense, partially offset by lower debt balances. The Company realized income before income taxes and minority interest of $10.7 million during the three months ended September 30, 2000 compared to a loss of $12.9 million in the corresponding period of 1999, which resulted in increased income tax expense of $4.1 million. The effective rate of 47% varies from the U.S. statutory rate of 35% because income taxes are paid on profitable operations in foreign jurisdictions and no benefit is provided for net operating losses generated in the U.S. The income attributable to the minority interest increased $1.8 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily due to the increased profitability of Benton-Vinccler and income of $0.8 million attributable to the minority shareholders of Benton-Vinccler that was included in the consolidated net loss of the Company during the third quarter of 1999 because the minority shareholders' losses exceeded their interest in equity capital.

Equity in net earnings of affiliated companies increased $2.3 million during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily due to an increase in the Company's share of income from Geoilbent. During the same period the Company's share of revenues from Geoilbent were $7.1 million compared to revenues of $2.4 million for the three month period ended June 30, 1999. The increase of $4.7 million, or 196%, was due to significantly higher world crude oil prices and higher sales quantities. Prices for Geoilbent's crude oil averaged $17.19 per barrel during the three months ended June 30, 2000 compared to $6.63 for the three months ended June 30, 1999. The Company's share of Geoilbent oil sales quantities increased by 54,844 barrels, or 15%, from 355,532 barrels sold during the three months ended June 30, 1999 to 410,376 barrels sold during the three months ended June 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The Company had revenues of $101.5 million for the nine months ended September 30, 2000. Expenses incurred during the period consisted of operating expenses of $34.8 million, depletion, depreciation and amortization expense of $11.7 million, write-downs of oil and gas properties and impairments of $1.1 million, general and administrative expense of $12.3 million, taxes other than on income of $3.5 million, interest expense of $22.2 million, income tax expense of $13.3 million and minority interest of $5.0 million. Other items of income consisted of investment income and other of $6.6 million, net gain on exchange rates of $0.2 million, equity in net earnings of affiliated companies of $4.1 million, and extraordinary gain on the repurchase of long-term notes of $3.1 million. Net income was $11.7 million or $0.39 per share (diluted).

By comparison, the Company had revenues of $61.0 million for the nine months ended September 30, 1999. Expenses incurred during the period consisted of operating expenses of $29.6 million, depletion, depreciation and amortization expense of $12.8 million, write-downs of oil and gas properties and impairments of $14.3 million, general and administrative expense of $16.9 million, taxes other than on income of $2.5 million, interest expense of $22.0 million, income tax expense of $2.1 million and minority interest of $0.5 million. Other items of income consisted of investment income and other of $7.0 million, net gain on exchange rates of $0.9 million and equity in net earnings of affiliated companies of $1.4 million. Net loss was $30.3 million or $1.03 per share (diluted).

Revenues increased $40.5 million, or 66%, during the nine months ended September 30, 2000 compared to the corresponding period of 1999 due to increased oil sales revenue in Venezuela as a result of increases in world crude oil prices partially offset by lower sales quantities. Sales quantities for the nine months ended September 30, 2000 from Venezuela were 6.9 million barrels compared to 7.4 million barrels for the nine months ended September 30, 1999. The decrease in sales quantities of 518,617 barrels or 7% was due primarily to the curtailment in 1999 of the Venezuelan development drilling program. Prices for crude oil averaged $14.71 per barrel (pursuant to terms of an operating service agreement) from Venezuela compared to $8.25 per barrel for the corresponding period of 1999.

Operating expenses increased $5.2 million, or 18%, during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to increased chemical treatment, electricity and gas compression station maintenance and operation costs which were partially offset by reduced salaries and material costs at the South Monagas Unit in Venezuela. Depletion, depreciation and amortization decreased $1.1 million, or 9%, during the nine months ended September 30, 2000 compared to the corresponding period of 1999 primarily due to reduced oil sales quantities. Depletion expense per barrel of oil equivalent produced from Venezuela during the nine months ended September 30, 2000 was $1.48 compared to $1.55 during the corresponding period of the previous year. The Company recognized write-downs of $1.1 million and $14.3 million during the nine months ended September 30, 2000 and 1999, respectively, of capitalized costs associated with certain exploration activities. General and administrative expenses decreased $4.6 million, or 27%, during the nine months ended September 30, 2000 compared to the corresponding period of 1999 primarily due to the Company's reduction in force in the fourth quarter of 1999 and other cost cutting measures. Taxes other than on income increased $1.0 million, or 40%, during the nine months ended September 30, 2000 compared to the corresponding period of 1999 primarily due to increased Venezuelan municipal taxes, which are a function of oil revenues.

Investment income and other decreased $0.4 million, or 6%, during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 due to lower average cash and marketable securities balances. Interest expense increased $0.2 million, or 1%, during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to the reduction of capitalized interest expense partially offset by the reduction of debt balances. Net gain on exchange rates decreased $0.7 million, or 78% for the nine months ended September 30, 2000 compared to the corresponding period of 1999 due to changes in the value of the Bolivar. The Company realized income before income taxes and minority interest of $22.8 million during the nine months ended September 30, 2000 compared to a loss of $29.1 million in the corresponding period of 1999, which resulted in increased income tax expense of $11.2 million. The effective rate of 58% varies from the U.S. statutory rate of 35% because income taxes are paid on profitable operations in foreign jurisdictions and no benefit is provided for net operating losses generated in the U.S. The income attributable to the minority interest increased $4.5 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to the increased profitability of Benton-Vinccler. The increase was partially offset by losses attributable to the minority shareholders of Benton-Vinccler that were included in the consolidated net loss of the Company during the first half of 1999 because the minority shareholders' losses exceeded their interest in equity capital.

Equity in net earnings of affiliated companies increased $2.7 million, or 193%, during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to the increased income from Geoilbent. The Company's share of revenues from Geoilbent were $16.8 million for the nine months ended June 30, 2000 compared to revenues of $6.3 million for the nine month period ended June 30, 1999. The increase of $10.5 million, or 167%, was due to significantly higher world crude oil prices partially offset by lower sales quantities. Prices for Geoilbent's crude oil averaged $15.71 per barrel during the nine months ended June 30, 2000 compared to $5.89 for the nine months ended June 30, 1999. The Company's share of Geoilbent oil sales quantities decreased by 4,284 barrels, or 1%, from 1,070,799 barrels sold during the nine months ended June 30, 1999 to 1,066,515 barrels sold during the nine months ended June 30, 2000. The decrease in oil sales was due primarily to the temporary interruption of production in early 2000 resulting from an accident during the period that affected certain production facilities.

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

A 3-D seismic survey has been conducted over the southwestern portion of, and a 371 kilometer 2-D seismic survey has been acquired for, the Delta Centro Block in Venezuela. During 1999, the Block's first exploration well, the Jarina 1-X, penetrated a thick potential reservoir sequence, but encountered no commercial hydrocarbons. The Company continues to evaluate the remaining leads on the Block, including their potential reserves and risk factors, although the Block's future exploration activities and potential commerciality are uncertain.. The total cost to the Company of acquiring the seismic data and drilling the Jarina 1-X was $15.3 million. The Company's operations related to Delta Centro, if any, will be subject to oil and gas industry taxation, which currently provides for royalties of 16.66% and income taxes of 67.7%.

Russian companies are subject to a statutory income tax rate of 30% and are subject to various other tax burdens and tariffs. Excise, pipeline and other tariffs and taxes continue to be levied on all oil producers and certain exporters, including an oil export tariff that increased to 34 Euros per ton (approximately $3.80 per barrel) on November 1, 2000 from 15 Euros per ton in 1999. The Company is unable to predict the impact of taxes, duties and other burdens for the future for its Russian operations.

In December 1996, the Company acquired Benton Offshore China Company, a privately held company headquartered in Denver, Colorado. Benton Offshore China Company's principal asset is a petroleum contract with CNOOC for an area known as Wan'An Bei, WAB-21. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for another one million acres under certain circumstances, and lies within an area that is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has also executed an agreement on a portion of the same offshore acreage with Conoco Inc. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution, although certain proposed economic solutions currently under discussion would result in the Company's interest being reduced. Benton Offshore China Company has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. At September 30, 2000, the Company has recorded no proved reserves attributable to this petroleum contract.

In August 1997, the Company acquired the rights to an Exploration and Production Sharing Agreement ("PSA") with Jordan's Natural Resources Authority ("NRA") to explore, develop and produce the Sirhan Block in southeastern Jordan. The Sirhan Block consists of approximately 1.2 million acres (4,827 square kilometers) and is located in the Sirhan Basin adjacent to the Saudi Arabia border. Under the terms of the PSA, the Company was obligated to spend $5.1 million in the first exploration phase, which was extended to May 2000, for which it posted a $1 million standby letter of credit collateralized in full by a time deposit of the Company. During the first quarter of 1998, the Company reentered two wells and tested two different reservoirs. The WS-9 well tested significant, but non-commercial amounts of gas; the WS-10 well resulted in no commercial amounts of hydrocarbons. Therefore, at December 31, 1998, the Company wrote down $3.7 million in capitalized costs incurred to date related to the PSA. During 1999, the Company incurred an additional $0.3 million in capitalized costs, which were written off at December 31, 1999. As of the May 17, 2000 expiration date of the PSA, the Company had elected not to complete the first exploration phase of the agreement. As a result, during the second quarter of 2000, the Company recorded a liability to the NRA for the obligation remaining under the PSA resulting in impairment expense of $1.0 million. The NRA collected on the letter of credit in August 2000.

In October 1999, the Company entered into an agreement with First Seismic Corporation ("First Seismic") whereby the Company, upon receiving a release from Societe des Petroles du Senegal ("Petrosen"), the state oil company of the Republic of Senegal, of its remaining work commitment, transferred its entire working interests in the onshore Thies Block in western Senegal and paid $0.7 million to First Seismic in exchange for 135,000 series B preferred shares of First Seismic. The Company performed a valuation of the securities at the date of the agreement with First Seismic and concluded that the securities had a de minimis fair value. Accordingly, the Company has not assigned any cost to the securities. For the year ended December 31, 1999, the Company recorded a write-down of $1.6 million comprised of $0.9 million of previously capitalized costs and of the $0.7 million payment to First Seismic. At September 30, 2000, the Company evaluated the securities and believes that the fair value of the securities has not changed since the date of the agreement.

In April 1998, the Company signed an agreement to earn a 40% equity interest in Arctic Gas. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha License Blocks in West Siberia. The two blocks comprise 837,000 acres within and adjacent to the Urengoy field, Russia's largest producing natural gas field. Pursuant to a Cooperation Agreement between the Company and Arctic Gas, the Company will earn a 40% equity interest in exchange for providing or arranging the initial capital needed to achieve economic self-sufficiency through its own oil and gas production. The Company's capital commitment will be in the form of a credit facility of up to $100 million for the project, the terms and timing of which have yet to be finalized. The Company received voting shares representing a 40% ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. Due to the significant influence it exercises over the operating and financial policies of Arctic Gas, the Company accounts for its interest in Arctic Gas using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between the Company and Arctic Gas, or to change any terms in any existing agreements, including the conditions upon which the restrictions on the shares could be removed, between the two such as the Cooperation Agreement and the Share Disposition Agreement.

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

During the nine months ended September 30, 2000, the Company's net foreign exchange gains attributable to its Venezuelan and Russian operations were minimal. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond the control of the Company. The Company has recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible to predict the extent to which the Company may be affected by future changes in exchange rates and exchange controls.

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

CAPITAL RESOURCES AND LIQUIDITY

The oil and gas industry is a highly capital intensive business. The Company requires capital principally to service its debt and to fund the following costs: (i) drilling and completion costs of wells and the cost of production and transportation facilities; (ii) geological, geophysical and seismic costs; and
(iii) acquisition of interests in oil and gas properties. The amount of available capital will affect the scope of the Company's operations and the rate of its growth.

DEBT REDUCTION PROGRAM. The Company has significant debt principal obligations payable in 2003 and 2007. During September 2000, the Company exchanged 2.7 million shares of its common stock, plus accrued interest, for $8 million face value of its 11 5/8% senior notes due in 2003 and purchased $5 million face value of its 2003 senior notes for cash of $3.5 million plus accrued interest. Additionally, in November 2000, the Company exchanged 1.4 million shares of its common stock, plus accrued interest, for an aggregate $4 million face value of its 11 5/8% senior notes due in 2003. The Company anticipates continuing to exchange its common stock or cash for senior notes at a substantial discount to their face value if available on economic terms and subject to certain limitations. Under the rules of the New York Stock Exchange, the common stockholders would need to approve the issuance of an aggregate of more than

5.9 million shares of common stock in exchange for senior notes. The effect on existing shareholders of further issuances in excess of 5.9 million shares of common stock in exchange for senior notes will be to materially dilute the existing shareholders if material portions of the senior notes are exchanged. The dilutive effect on the common stockholders would depend upon a number of factors, the primary ones being the number of shares issued, the price at which the common stock is issued, and the discount on the senior notes exchanged.

WORKING CAPITAL. The Company's capital resources and liquidity are affected by the timing of its semiannual interest payments of approximately $11.4 million each May 1 and November 1 and by the quarterly payments from PDVSA at the end of the months of February, May, August and November pursuant to the terms of the contract between Benton-Vinccler and PDVSA regarding the South Monagas Unit. As a consequence of the timing of these interest payment outflows and the PDVSA payment inflows, the Company's cash balances can increase and decrease dramatically on a few dates during the year. In each May and November in particular, interest payments at the beginning of the month and PDVSA payments at the end of the month create large swings in the cash balances. In October 2000, a short-term working capital facility of 8 billion Bolivars (approximately $11.5 million) was made available to Benton-Vinccler by a Venezuelan commercial bank. The credit facility bears interest at fixed rates for 30-day periods, is guaranteed by the Company and contains no restrictive or financial ratio covenants. The current interest rate on the facility is 18%. The Company borrowed 5 billion Bolivars (approximately $7.2 million) under this facility, which it expects to repay in November 2000. The Company believes that similar arrangements will be available to it in future quarters.

While no assurance can be given, the Company currently believes that its capital resources and liquidity will be adequate to fund its planned capital expenditures, investments in and advances to affiliates, and semiannual interest payment obligations for the next twelve (12) months. This expectation is based upon anticipated price levels, production and the availability of short-term working capital facilities of up to $15 million during the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA. Actual results could be materially affected if there is a significant decrease in either price or production levels related to the South Monagas Unit. Future cash flows are subject to a number of variables including, but not limited to, the level of production and prices, as well as various economic conditions that have historically affected the oil and gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Company's control.

Additional funds will be needed in the future for both the development of the Company's assets and the service of its debt. Therefore, the Company will be required to develop sources of additional capital and/or reduce its cash requirements by various techniques including, but not limited to, the pursuit of one or more of the following alternatives: significantly reduce or reschedule its South Monagas Unit, Arctic Gas Company, and other capital expenditures, substantially all of which are within its discretion; sell property interests; form joint ventures or alliances with financial or other industry partners; merge or combine with another entity; or issue debt or equity securities. There can be no assurance that any of the alternatives will be available on terms acceptable to the Company.

The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                            2000            1999
                                                         ---------       --------
Net cash provided by operating activities                $ 46,575        $ 1,410
Net cash provided by (used in) investing activities       (43,790)        18,245
Net cash used in financing activities                      (2,816)       (15,319)
                                                         --------        -------
Net increase (decrease) in cash                          $   (31)        $ 4,336
                                                         =======         =======

At September 30, 2000, the Company had current assets of $101.8 million and current liabilities of $92.9 million, resulting in working capital of $8.9 million and current ratio of 1.10:1. This compares to the Company's working capital of $32.1 million and a current ratio of 2.17:1 at December 31, 1999. The decrease in working capital of $23.2 million was primarily due to capital expenditures at the South Monagas Unit in Venezuela and additional investments in and advances to Arctic Gas Company during the nine months ended September 30, 2000.

CASH FLOW FROM OPERATING ACTIVITIES. During the nine months ended September 30, 2000 and 1999, net cash provided by operating activities was approximately $46.6 million and $1.4 million, respectively. Cash flow from operating activities increased by $45.2 million during the nine months ended September 30, 2000 compared to the corresponding period of 1999 due primarily to increased collections of accrued oil revenues and increased accounts payable and accrued expenses associated with the alliance agreements with Schlumberger and Helmerich & Payne which were partially offset by increases in operating expenses, income taxes and taxes other than on income. Collections of accrued oil revenues increased $38.2 million, and accounts payable and accrued expenses increased $18.8 million during the nine months ended September 30, 2000 compared to the corresponding period of 1999.

CASH FLOW FROM INVESTING ACTIVITIES. During the nine months ended September 30, 2000 and 1999, the Company had drilling and production related capital expenditures of approximately $40.1 million and $29.4 million, respectively. Of the 2000 expenditures, $37.9 million was attributable to the development of the South Monagas Unit in Venezuela, $0.2 million related to costs on the Delta Centro Block in Venezuela, $1.0 million related to the Sirhan Block in Jordan and $1.0 million was attributable to other projects. In addition, during the nine month period ended September 30, 2000, the Company increased its investment in Arctic Gas by $6.5 million.

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

The Company expects capital expenditures of approximately $45-50 million during the next 12 months, including $40-45 million at the South Monagas Unit. The Company also expects to increase its investment in Arctic Gas by $4-6 million during the same period. In addition, the Company anticipates providing or arranging loans of up to $100 million over time to Arctic Gas pursuant to an equity acquisition agreement signed in April 1998. The Company continues to evaluate funding alternatives for the loans to Arctic Gas. The timing and size of the investments for the South Monagas Unit and Arctic Gas are substantially at the Company's discretion. The Company anticipates that Geoilbent will continue to fund its expenditures through its own cash flow and credit facilities. The Company's remaining capital commitments worldwide are relatively minimal and are substantially at the Company's discretion. The Company will also be required to make interest payments of approximately $22 million related to its outstanding senior notes during the next 12 months.

The Company continues to assess production levels and commodity prices in conjunction with its capital resources and liquidity requirements. The results from the new wells drilled in the Uracoa Field in Venezuela under the alliance agreements with Schlumberger and Helmerich & Payne indicate that the reservoir formation quality is as expected, but may be sensitive to drilling and completion practices. Additionally, a number of previously producing wells went off production during 2000, requiring maintenance operations. The Company and its alliance partners are working on techniques to optimize the production from new wells and believe that improvements in production performance from the Uracoa Field can be achieved.

CASH FLOW FROM FINANCING ACTIVITIES. In May 1996, the Company issued $125 million in 11.625% senior unsecured notes due May 1, 2003, of which the Company repurchased $13 million at their discounted value in September 2000. The notes were repurchased with the issuance of 2.7 million common shares and cash of $3.5 million plus accrued interest. In November 1997, the Company issued $115 million in 9.375% senior unsecured notes due November 1, 2007, of which the Company subsequently repurchased $10 million at their par value for cash. Interest on the notes is due May 1st and November 1st of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At September 30, 2000, the Company was in compliance with all covenants of the indentures.

COST REDUCTIONS

In an effort to reduce general and administrative expenses, the Company reduced its administrative and technical staff in Carpinteria by 10 persons in October 1999. In connection with the reduction in staff, the Company recorded termination benefits expenses in October 1999 of $0.8 million. All amounts were paid as of September 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from adverse changes in oil and gas prices, interest rates and foreign exchange, as discussed below.

OIL AND GAS PRICES

As an independent oil and gas producer, the Company's revenue, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and condensate. The Company currently neither produces nor records reserves related to natural gas. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond the control of the Company. Historically, prices received for oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. This volatility is demonstrated by the average realizations in Venezuela, which declined from $10.01 in 1997 to $6.75 in 1998 and increased to $14.71 in the first nine months of 2000. From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations, but the Company has utilized no such transactions since 1996. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. The Company did not enter into any commodity hedging agreements during the nine months ended September 30, 2000.

INTEREST RATES

Total long-term debt at September 30, 2000, consisted of $217 million of fixed-rate senior unsecured notes maturing in 2003 ($112 million) and 2007 ($105 million). Another $34.6 million of debt is attributable to a floating-rate back-to-back loan facility wherein Benton-Vinccler pays floating-rate interest to a bank, which then pays to the Company interest on cash collateral deposited by the Company to support the loans, such interest to the Company being equal to the floating rate payment less approximately 0.375% thereby mitigating the floating-rate interest rate risk of such debt. A hypothetical 10% adverse change in the floating rate would not have had a material affect on the Company's results of operations for the nine months ended September 30, 2000.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None.

ITEM 2.    CHANGES IN SECURITIES

           During the three months ended September 30, 2000, the Company exchanged 2,710,590 shares of common stock and paid cash of $3,537,500, plus accrued interest, for $13,000,000 face value of its 11.625% senior unsecured notes in private transactions with holders of the notes. The exchanges were exempt from registration under
           Section 3(a)(9) of the Securities Act of 1933 inasmuch as the Company exchanged securities exclusively with existing noteholders and no commission or other remuneration was paid with respect to the exchanges.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of the Stockholders of the Company held on July 21, 2000, the following items were voted on by the
           Stockholders:

          1.        Election of Directors:


                                                                                                         ABSTENSIONS/
                                                 VOTES IN FAVOR         VOTES AGAINST/WITHHELD         BROKER NON-VOTES
                                               -----------------      -------------------------        ----------------
                    Richard W. Fetzner           26,506,819                   1,256,181                       0
                    Garrett A. Garrettson        26,509,162                   1,253,838                       0
                    Peter J. Hill                27,110,912                     652,088                       0
                    Bruce M. McIntyre            26,509,412                   1,253,588                       0
                    Michael B. Wray              26,509,129                   1,253,871                       0


          2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the year ended December 31, 2000.

                                                                             ABSTENSIONS/
                      VOTES IN FAVOR         VOTES AGAINST/WITHHELD        BROKER NON-VOTES
                    -----------------      -------------------------     -------------------
                        27,452,835                  104,946                    205,219


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


                                       BENTON OIL AND GAS COMPANY


Dated:   November 14, 2000             By: /S/Peter J. Hill
                                           ------------------------------------
                                           Peter J. Hill
                                           Chief Executive Officer



Dated:   November 14, 2000            By:  /S/David H. Pratt
                                           ------------------------------------
                                           David H. Pratt
                                           Senior Vice President and
                                           Chief Financial Officer