Form 10-K/A
period 2000-12-31
BENTON OIL & GAS CO
filed 2001-04-30
CIK 845289

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

                Transition Report Pursuant to Section 13 or 15(d)
      [ ]             of the Securities Act of 1934 for the
                   Transition Period from ____________ to ___________

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding our directors, executive officers and certain key employees:

         NAME                                          AGE    POSITION
         ----                                          ---    --------
         Dr. Peter J. Hill...........................  54     President, Chief Executive Officer and Director
         Michael B. Wray.............................  65     Chairman of the Board and Director
         Steven W. Tholen............................  50     Senior Vice President-Finance and Administration,
                                                              Chief Financial Officer and Treasurer
         Robert Stephen Molina.......................  53     Vice President, General Counsel and Secretary
         Chris C. Hickok.............................  43     Vice President - Controller and Chief
                                                              Accounting Officer
         Andrei E. Popov.............................  37     Vice President - Corporate Business Development
         Stephen D. Chesebro'........................  59     Director
         John U. Clarke..............................  48     Director
         Byron A. Dunn...............................  43     Director
         H.H. Hardee.................................  46     Director
         Patrick M. Murray...........................  58     Director


DR. PETER J. HILL

Dr. Peter J. Hill has served as our President and Chief Executive Officer and a director since July 10, 2000. From 1988 until 2000, Dr. Hill was Chief Operating Officer and Executive Director of Hardy Oil & Gas in London, U.K. From 1995 until 1998, Dr. Hill served as Managing Director of Deminex and was responsible for its worldwide production and exploration activities, including projects in Russia and Venezuela. Prior to 1995, Dr. Hill spent 22 years with British Petroleum in a range of senior positions in Australia, Egypt, New Zealand, the North Sea and South America. Dr. Hill served as Chief Geologist for the BP Group and served from 1990 through 1994, as the president of BP Venezuela and Regional Director - Central and South America. Dr. Hill holds a B.S. Degree in Geology from Southampton University, England, and a shared Doctorate of Philosophy in Sedimentology from Southampton University and Trinity College, Ireland.

MICHAEL B. WRAY

Michael B. Wray has served as a director since November 1988 and as Chairman of the Board since October 2000. He was named to the Office of the Chief Executive in August 1999 upon the resignation of Mr. A.E. Benton and was succeeded by Dr. Hill as Chief Executive in August 2000. Mr. Wray served as Vice Chairman from February 1998 to October 2000. From January 1996 to February 1998, Mr. Wray served as our President. He served as our Chief Financial Officer from January 1996 to August 1997. From January 1994 through December 1995, Mr. Wray served as a consultant to us. From January 1992 until July 1993, Mr. Wray served as Vice President-Finance and Administration of Del Mar Operating, Inc. From 1985 through 1991, Mr. Wray served as an independent financial consultant to oil and gas exploration and production companies. From 1979 to 1985, Mr. Wray served as a senior financial officer of Guardian Oil Company, Huffco Petroleum Corporation and May Petroleum, Inc. Prior to that time, Mr. Wray worked for over 15 years in New York as an investment banker, security analyst and officer in various investment firms including Donaldson, Lufkin & Jenrette, Inc., Drexel & Co. and L.F. Rothschild & Co. Mr. Wray began his career as an attorney with Morgan, Lewis & Bockius in Philadelphia. Mr. Wray holds a B.A. degree from Amherst College and a L.L.B. degree from Columbia Law School.

STEVEN W. THOLEN

Steven W. Tholen has served as our Senior Vice President of Finance and Administration and Chief Financial Officer since January 5, 2001. From June 1995 through 2000, Mr. Tholen was Vice President and Chief Financial Officer of Penn Virginia Corporation. From 1990 to 1995, Mr. Tholen served in various capacities at Cabot Oil and Gas Corporation, including Treasurer. Mr. Tholen holds a B.S. degree from St. John's University and an MBA degree from the University of Denver.

ROBERT STEPHEN MOLINA

Robert Stephen Molina has served as Vice President, General Counsel and Secretary since January 5, 2001. From 1981 until December 2000, Mr. Molina served Atlantic Richfield Company in various legal capacities including Chief Counsel of ARCO Latin America from 1997 to 2000, Special International Counsel at ARCO International from 1994 to 1997, Vice President and General Counsel of Vastar Resources, Inc. from 1993 to 1994, and General Attorney of ARCO Oil and Gas Company in 1993. Mr. Molina holds a B.A. degree from University of Texas at Austin and a Juris Doctor degree from Southern Methodist University School of Law.

CHRIS C. HICKOK

Chris C. Hickok was first appointed controller in November 1991 and has served as Vice President - Controller and Chief Accounting Officer since January 1995. From March 1979 to September 1991, Mr. Hickok was employed by Mission Resources, Inc. and held various positions in the accounting and finance department including financial analyst, assistant controller and controller. Mr. Hickok holds a B.S. degree in business administration from California State University at Hayward and is a Certified Management Accountant.

ANDREI E. POPOV

Andrei E. Popov has served as Vice President-Corporate Business Development since May 1998. Mr. Popov was first employed by us in May 1992 and was appointed manager of corporate business development in 1995. From 1986 to 1992, Mr. Popov was employed in various managerial and professional positions in Russia, most recently as Deputy Director General of the Russian Canadian Joint Venture EMING, managing operations of the joint venture on behalf of the Canadian party. Prior to that he held research positions for the Russian Oil and Gas Geophysical Association "Neftegeophysica," one of the largest geophysical contractors in Russia, and the Academy of Science Institute of Physics in Moscow. Mr. Popov received his M.S. degree in physics from the Moscow Engineering Physics Institute.

STEPHEN D. CHESEBRO'

Stephen D. Chesebro' was first elected a director in October 2000. From February 1997 to December 1997 Mr. Chesebro' served as Group Vice President - Oil and Gas and from December 1997 until December 1998 he served as President and Chief Operating Officer of Pennzoil Company. Mr. Chesebro' served as President and Chief Executive Officer of PennzEnergy, the independent oil and gas exploration and production company that was formerly a business unit of Pennzoil Company, from December 1998 until he retired in 1999. From 1993 to 1996, Mr. Chesebro' was Chairman and Chief Executive Officer of Tenneco Energy, a $4 billion global company with 3,000 employees. Tenneco Energy was part of Tenneco, Inc., a worldwide corporation that owned diversified holdings in six major industries. In 1964, Mr. Chesebro' graduated from the Colorado School of Mines. He was awarded the school's Distinguished Achievement Medal in 1991 and received his honorary doctorate from the institution in 1998. He currently serves on the school's visiting committee for petroleum engineering. In 1994, Mr. Chesebro' was the first American awarded the H.E. Jones London Medal by the Institution of Gas Engineers, a British professional association.

JOHN U. CLARKE

John U. Clarke was first elected a director in October 2000. Mr. Clarke is Managing Director of SCF Partners, a private equity investment company focused on the oil and gas services and equipment sectors of the energy industry. From 1999 to 2000, Mr. Clarke was Executive Vice President of Dynegy, Inc. where he was also an Advisory Director and member of the Office of the Chairman. He had responsibility for Dynegy's retail business, global technology and e-commerce initiatives, mergers, acquisitions, strategic investments, telecommunications, and branding activities. Mr. Clarke joined Dynegy in April 1997 as Senior Vice President and Chief Financial Officer. Prior to joining Dynegy, Mr. Clarke was a managing director and co-head of specialty energy practice group with Simmons & Company International, a Houston-based investment banking firm. From 1995 to 1997, he served as president of Concept Capital Group, a financial advisory firm formed by Mr. Clarke in 1995. Mr. Clarke was Executive Vice President and Chief Financial and Administrative Officer with Cabot Oil and Gas from 1993 to 1995. He was with Transco Energy from 1981 to 1993, last serving as Senior Vice President and Chief Financial Officer. Mr. Clarke began his professional career with Tenneco in 1978. Mr. Clarke is a member of the Board of Directors of NATCO Group, Inc., a publicly traded engineering, construction and fabrication company serving the petroleum industry. He is also a member of the Board of Directors of FuelQuest.com, a market service provider to petroleum marketers and Pilko & Associates, a management consulting firm specializing in environmental health and safety issues. He also served as director of Allwaste, Inc. Mr. Clarke earned a Bachelor of Arts degree in Economics from the University of Texas in 1975 and a Master of Business Administration degree from Southern Methodist University in 1977.

BYRON A. DUNN

Byron A. Dunn was first elected a director in October 2000. Mr. Dunn is an Executive Director in the energy investment banking group of UBS Warburg LLC. Prior to joining UBS Warburg LLC in 1996, Mr. Dunn spent two years as a Senior Vice President specializing in energy and oilfield services with Jeffries & Company, Inc. Mr. Dunn also has over five years of operational experience in the oil and gas industry, serving from 1979 through 1984 in drilling, production and reservoir assignments for Chevron USA in Texas, Louisiana and the Gulf of Mexico. In addition, during 1991 and 1992, Mr. Dunn spent considerable time in West Siberia, Europe and South America as manager of upstream business development and acquisitions for Phibro Energy. Mr. Dunn earned a Bachelor of Science degree in Chemical Engineering from the Illinois Institute of Technology in 1979 and a Master of Business Administration degree from the University of Chicago in 1986.

H.H. HARDEE

H.H. Hardee was first elected a director in October 2000. Mr. Hardee has been a Senior Vice President-Investment Officer with Dain Rauscher Wessels since 1994. From 1991 through 1994, Mr. Hardee was a Senior Vice President with Kidder Peabody. From 1977 through 1991, Mr. Hardee was a Senior Vice President at Rotan Mosle/Paine Webber Inc. During his tenure at Dain Rauscher, he has been in the top 1% of his peer group and has been a member of the Chairman's Council since joining the firm. Mr. Hardee is a registered investment advisor and has served in various board capacities including investment policy and syndicate underwriting. Mr. Hardee's expertise is advising high net worth individuals and small to mid sized corporations. He currently advises/manages over $200 million in assets. He is also a published author in the area of financial investing. Mr. Hardee is a former director of the Bank of Almeda and Gamma Biologicals. He is also a former limited partner and advisory director of the Houston Rockets of the National Basketball Association and former advisory finance Chairman for the Ft. Bend Texas Independent School District. Currently, he is an elder at Southminster Presbyterian Church and a board member of the Southminster Presbyterian School and Chairman of their capital campaign. He is a member of the Ft. Bend Economic Development Council.

PATRICK M. MURRAY

Patrick M. Murray was first elected a director in October 2000. Mr. Murray became President, Chief Executive Officer and a Director of Dresser, Inc. in 2001. From 1998 through 2001, Mr. Murray served as president of Dresser Equipment Group Inc. From 1994 through 1998, he held positions as Senior Vice President, Strategic Initiatives and Vice President, Operations of Dresser Industries, Inc. Prior to joining Dresser, Mr. Murray spent nine years as President of Sperry-Sun Drilling Services, Inc., a former subsidiary of Baroid Corporation and a subsidiary of Dresser Industries, Inc. He joined NL Industries, Inc. in 1973 and served in a variety of increasingly senior management positions, including Controller. Mr. Murray has a B.S. degree and an MBA from Seton Hall University. Mr. Murray is a member of the American Petroleum Institute, the Society of Petroleum Engineers and is on the board of the Valve Manufacturers Association.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses compensation received by each person who served as our Chief Executive Officer during 2000 and our four other most highly paid executive officers for the fiscal year ending December 31, 2000 and their compensation for each of the years indicated.


                                                                                               LONG TERM
                                                                                             COMPENSATION
                                                ANNUAL COMPENSATION                             AWARDS
                                                -------------------                             ------
                                                                              OTHER                               ALL OTHER
              NAME AND                           SALARY         BONUS      COMPENSATION      OPTIONS/SARS        COMPENSATION
         PRINCIPAL POSITION            YEAR        ($)           ($)           ($)                (#)                ($)
---------------------------------------------------------------------------------------------------------------------------------
Peter J. Hill,                         2000      $163,077       $     0        (2)              175,000           $     67
President and Chief Executive
Officer (1)

Michael B. Wray,                       2000      $300,000       $     0        (2)                    0           $  1,751(5)
Office of the Chief Executive (3)      1999       203,077        40,000                         175,000              2,478
                                       1998       400,000             0                          48,000              3,233

Bruce M. McIntyre,                     2000      $      0       $     0        (2)                    0           $ 79,000(4)
Office of the Chief Executive (4)      1999             0             0                          60,000             57,250
                                       1998             0             0         0                10,000             38,250

E. Sven Hagen,                         2000      $250,000       $     0        (2)                    0           $    262(5)
Senior Vice President -                1999       250,000       $40,000                         225,000                353
Exploration and Production (7)         1998       250,000             0                          20,000                445

David H. Pratt                         2000      $230,769            $0        (2)               65,000           $ 12,162(6)
Senior Vice President-                 1999             0             0                          60,000            130,000
Chief Financial Officer                1998             0             0                               0            120,000
and Treasurer (6)

Chris C. Hickok,                       2000      $180,000       $     0        (2)                    0           $    262(5)
Vice President - Controller            1999       150,000             0                         115,000                353
                                       1998       150,000             0                           5,000                445

Andrei Popov,                          2000      $170,000       $     0        (2)                    0           $    236(5)
Vice President - Business              1999       150,000             0                         115,000                262
Development                            1998       140,385             0                          10,000                288



(1) Dr. Hill was elected as President and Chief Executive Officer on August 29, 2000.

(2) The aggregate amount of additional compensation reported is less than the lesser of $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officer. No other annual compensation was paid or payable to the named executive officers in the years indicated.

(3) Mr. Wray resigned as President of Benton and was appointed Vice Chairman of the Board in February 1998. Mr. Wray was named to the Office of the Chief Executive on August 31, 1999 and was succeeded by Dr. Hill as Chief Executive on August 29, 2000. Mr. Wray was elected as Chairman of the Board on October 5, 2000. See "Certain Relationships and Related Party Transactions."

(4) Mr. McIntyre was named to the Office of Chief Executive on August 31, 1999 and was succeeded by Dr. Hill as Chief Executive on August 29, 2000. He received consulting fees of $23,500 and $11,000 during 2000 and 1999, respectively, for serving in this capacity. Mr. McIntyre received directors fees of $55,500, $46,250 and $38,250 in 2000, 1999 and 1998, respectively.
     Mr. McIntyre resigned as a director on October 5, 2000 and is not an employee.

(5) Represents premiums paid by Benton with respect to term life insurance on behalf of the named executive officers.

(6) Mr. Pratt was elected Senior Vice President in January 2000. From July 1996 to January 2000, Mr. Pratt was a financial consultant to Benton Oil and Gas Company. He received $11,667, $130,000 and $120,000 in 2000, 1999 and 1998,
     respectively, for serving in this capacity. Additionally, premiums paid by Benton for term life insurance on behalf of Mr. Pratt were $495 in 2000. Mr. Pratt resigned in March 2001. In connection with his resignation, we entered into a separation agreement with Mr. Pratt and paid him a lump sum severance payment of $480,769 (not reflected in this table).

(7) Mr. Hagen resigned in January 2001. In connection with his resignation, we entered into a separation agreement with Mr. Hagen and paid him a lump sum severance payment of $375,000 (not reflected in this table).

The following table shows information concerning options to purchase Common Stock granted to each of the named executive officers during 2000.


                                                                              INDIVIDUAL GRANTS
                                                        --------------------------------------------------------------
                                                        PERCENT OF TOTAL                                      GRANT
                                                          OPTIONS/SARS                                         DATE
                                                           GRANTED TO       EXERCISE OR                       PRESENT
                                       OPTIONS/SARS        EMPLOYEES IN      BASE PRICE     EXPIRATION         VALUE
         NAME                         GRANTED (#) (1)     FISCAL YEAR (2)     ($/SHARE)        DATE          ($) (3)
         ----                         ---------------     ---------------     ---------        ----          -------
         Peter J. Hill                    175,000               72.9%           $2.125        8/29/10        $305,466

         Michael B. Wray                        0                 --                --             --              --

         Bruce M. McIntyre                      0                 --                --             --              --

         E. Sven Hagen                          0                 --                --             --              --

         David H. Pratt(4)                 65,000               27.1%            1.875         2/2/10         $89,706

         Chris C. Hickok                        0                 --                --             --              --

         Andrei Popov                           0                 --                --             --              --

-----------------
(1) The options granted in 2000 are exercisable 50% after the first year, 75% after the second year and 100% after the third year.

(2)  Benton granted options representing 240,000 shares to employees in 2000.

(3) To calculate the present value of option/SAR grants, we have has used the Black-Scholes option pricing model. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model for the stock options granted on August 29 and February 2 are based on assumptions that include (i) a stock price volatility of 73.83 percent, (ii) a risk-free rate of return based on a 10-year U.S. Treasury rate at the time of grant of 5.81 percent and 6.71 percent for Dr. Hill's grant and Mr. Pratt's grant, respectively, and (iii) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission requires disclosure of the potential realizable value or present value of each grant. The use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise.

(4) Mr. Pratt forfeited 32,500 of the options to purchase common stock granted on February 2, 2000 when he resigned in March 2001.

The following table provides information regarding the exercise of stock options during 2000 by each of the named executive officers and the year-end value of unexercised options held by such officers.

                             AGGREGATED OPTIONS/SAR EXERCISES IN 2000 AND YEAR-END OPTION/SAR VALUES

                                                               NUMBER OF SECURITIES           VALUE OF UNEXERCISED IN-THE-
                                                              UNDERLYING UNEXERCISED               MONEY OPTIONS/SARS
                                                            OPTIONS/SARS AT YEAR-END (#)             AS YEAR END($)
                                                            ----------------------------             --------------
                            NUMBER OF
                             SHARES            VALUE
                            ACQUIRED          REALIZED
NAME                       EXERCISE (#)          ($)        EXERCISABLE     UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
----                       ------------          ---        -----------     -------------       -----------     -------------
Peter J. Hill                      0                 0               0          175,000                   0                0
Michael B. Wray               40,000            14,400         391,167          111,833                   0                0
Bruce M. McIntyre             10,000            16,725         140,000                0                   0                0
E. Sven Hagen                      0                 0         274,166          135,834                   0                0
James M. Whipkey              33,000            39,188          73,667                0                   0                0
David H. Pratt                     0                 0          83,333          105,000                   0                0
Chris C. Hickok                    0                 0         110,000           65,000                   0                0
Andrei Popov                       0                 0         109,168           72,499                   0                0


(1) The value of unexercised options is based upon the difference between the exercise price and the average of the high and low market price on December 31, 2000 of $1.56.

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

In the event of a change in control, the term of the Employment Agreements will continue in effect for an additional 24 months after such change in control, subject to certain exceptions described therein. Following a change in control of the Company and for a period of 24 months following such event, if the employee is terminated without cause (as defined in the Employment Agreement) or if employment is terminated by the employee for good reason (as defined in the Employment Agreement), the employee is entitled to a cash severance payment equal to a multiple of his annual base salary at the rate in effect prior to termination. For Dr. Hill, such multiple is three times his annual base salary. For Messrs. Hickok and Popov, such multiple is two times their annual base salary, respectively. For Messrs. Tholen and Molina, such multiple is one times their annual base salary. Mr. Benton has entered into a consulting agreement with the Company, which also provides for severance payments in the event of a change in control, equal to three times his annual consulting payments. The employee, and his dependents, will also be entitled to participate in all life, accidental death, medical and dental insurance plans of the Company in which the employee was entitled to participate at termination for a period of up to two years (and up to seven years in certain circumstances). However, such amounts will not be payable if termination is (a) due to death, normal retirement, permanent disability, or voluntary action of the employee other than for good reason (as defined), (b) by the Company for cause (as defined in the Employment Agreement) or (c) if such payment is not deductible by the Company as a result of the operation of Section 280G of the Internal Revenue Code.

In June 1998, Messrs. Hickok and Popov entered into employment agreements, which may be terminated by either party with proper notice, with a current annual base salary of $180,000 and $170,000, respectively. In January 2000, Mr. Wray entered into an employment agreement for a term of one year, with an annual base salary of $300,000. Mr. Wray is currently paid $8,333 per month on a month-to-month basis. Effective July 10, 2000, Dr. Hill entered into an employment agreement for a term of three years with a base salary of $350,000. Salaries are reviewed annually and bonuses are within the discretion of the Board of Directors.

REMUNERATION OF DIRECTORS

Directors are elected at the annual stockholders' meeting and hold office until the next annual stockholders' meeting and until their successors are elected and qualified. During 2000, our former directors who were not Company officers were paid an annual retainer of $20,000 and were paid a fee of $2,000 for each Board meeting attended, $500 for each committee meeting attended and $250 for participation in telephonic meetings. Directors were reimbursed for all travel and related expenses.

Additionally, our Director Stock Option Plan provides that each person who is elected to serve as a non-employee director of our company is annually and automatically granted an option to purchase 10,000 shares of common stock at an exercise price equal to the market price on September 26 of each year. However, no options to purchase common stock were granted to directors in 2000. The Director Stock Option Plan was replaced with the Non-Employee Director Stock Purchase Plan ("the Stock Purchase Plan") in January 2001.

The Stock Purchase Plan was adopted to encourage our directors to acquire a greater proprietary interest in our company through the ownership of our common stock. Each non-employee director may elect once each year, prior to January 1, to be effective for the following year and until a new election is made, to receive shares of our common stock for all or a portion of their fee for serving as a director. The number of shares issuable will be equal to 1.5 times the amount of cash compensation due the director divided by the fair market value of the common stock on the scheduled date of payment of the applicable director's fee. The shares will have a restriction upon their sale for one year from the date of issuance. With respect to 2001, upon election by the stockholders at the 2001 Annual Meeting, each Director that has previously elected to receive restricted stock in lieu of fees will be issued a number of restricted shares equal to 1.5 times cash compensation of $37,000 divided by the share price at the closing price on the date of the Annual Meeting.

In January 2001, each non-employee member of the Board of Directors received 25,000 shares of the Company's restricted stock with respect to Directors' service from the date of their election through the 2001 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to (i) each person that we know to be the beneficial owner of more than five percent of the issued and outstanding shares of our Common Stock as of April 30, 2001, (ii) the directors,
(iii) certain of the executive officers, and (iv) all officers and directors as a group. The Common Stock ownership information includes current stockholdings, Common Stock subject to options under our stock option plans which are currently exercisable or exercisable within 60 days and securities which are convertible into shares of Common Stock within 60 days.

                          NAME AND ADDRESS OF                     SHARES BENEFICIALLY                PERCENTAGE OF SHARES
                           BENEFICIAL OWNER                              OWNED                      BENEFICIALLY OWNED (1)
           -------------------------------------------------------------------------------------------------------------------
            Heartland Advisors, Inc.                          3,416,200(2)     Direct                        10.06%
            789 North Water Street
            Milwaukee, WI  53202

            Cumberland Associates LLC                         3,270,000(3)     Direct                         9.63%
            1114 Avenue of the Americas
            New York, New York 10036

            Dimensional Fund Advisors                         2,317,100(4)     Direct                         6.83%
            1299 Ocean Avenue, 11th Floor
            Santa Monica, CA 90401

            A.E. Benton                                            600,000     Direct                         5.55%
                                                                 1,357,500     Vested Options

            Peter J. Hill                                           50,000     Direct                          *

                          NAME AND ADDRESS OF                     SHARES BENEFICIALLY                PERCENTAGE OF SHARES
                           BENEFICIAL OWNER                              OWNED                      BENEFICIALLY OWNED (1)
           -------------------------------------------------------------------------------------------------------------------

            Michael B. Wray                                         59,300     Direct                        1.36%
                                                                   407,834     Vested Options

            Bruce M. McIntyre                                      140,000     Vested Options                  *

            Steven W. Tholen                                       125,000     Direct                          *

            Robert Stephen Molina                                        0     Direct                          *
                                                                         0     Vested Options

            E. Sven Hagen                                               **


            David H. Pratt                                              **


            Chris C. Hickok                                            500     Direct                          *

                                                                   121,666     Vested Options

            Andrei Popov                                               300     Direct                          *
                                                                   129,168     Vested Options

            Steven D. Chesebro'                                     75,000     Direct                          *


            John U. Clarke                                          47,600     Direct                          *


            Byron A. Dunn                                           25,000     Direct                          *


            H.H. Hardee                                             68,000     Direct                          *


            Patrick M. Murray                                       25,000     Direct                          *

            All directors and executive officers as a group        475,700     Direct                         3.28%
                (11 persons)                                       658,668     Vested Options


* Less than 1%
** Information is not available. Messrs. Hagen and Pratt resigned in 2001.

(1) The percentage of Common Stock is based upon 33,946,919 shares of Common Stock outstanding as of April 30, 2001.

(2) This information is based upon a Schedule 13G filed with the Securities and Exchange Commission on January 16, 2001.

(3) This information is base upon a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001.

(4) This information is base upon a Schedule 13G filed with the Securities and Exchange Commission on February 2, 2001.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

We believe that during fiscal 2000, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon the written representations of our directors and officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From 1996 through 1998, we made unsecured loans to our then Chief Executive Officer, A. E. Benton. Each of these loans was evidenced by a promissory note bearing interest at the rate of 6 percent per annum. At December 31, 2000, the aggregate outstanding amounts of the loans were $6,181,722 In August 1999, Mr. Benton filed a Chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. We have recorded a $6,181,722 allowance for doubtful accounts for the principal and accrued interest owed to us as of December 31, 2000, and continue to record additional allowances as interest accrues.

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

Mr. Benton's consulting services will relate principally to our Russian activities. Under the terms of the Consulting Agreement, Mr. Benton will be paid consulting fees of $322,000 for 2001, reducing to $240,000 in 2002, and a declining consulting fee for the remainder of the term, which expires
December 31, 2006. Mr. Benton will also be entitled to certain additional incentive bonuses with respect to cash receipts we receive in connection with the operations or divestiture of Geoilbent and Arctic Gas. To the extent that Mr. Benton continues to be a consultant to our company, his unvested stock options will continue to vest and for a period of twelve (12) months thereafter. From February 2000 through December 31, 2000, we paid Mr. Benton $419,712 under the Consulting Agreement.

In September 1997, we loaned $500,000 to Mr. Whipkey, our then Senior Vice President and Chief Financial Officer, for the purchase of a home in connection with his recruitment and relocation. The loan bore interest at 6% and was secured by a mortgage on the home. On December 30, 1998, Mr. Whipkey made an interest payment of $10,000. During 1999, Mr. Whipkey made payments of principal and interest of $126,091, and on February 9, 2000, he made a payment of principal and interest of $95,605. On April 25, 2000, Mr. Whipkey repaid the entire balance of principal and interest outstanding on his loan.

At April 30, 2001, excluding the loans outstanding from Mr. Benton described above, one former employee owed a balance of $33,732 on a loan bearing interest at 6 percent per annum.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 30th day of April, 2001.

                                                  BENTON OIL AND GAS COMPANY
                                                  --------------------------
                                                  (Registrant)

Date: April 30, 2001                           By: /s/Peter J. Hill
      ---------------------------                 --------------------------
                                                  Peter J. Hill
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 30th day of April, 2001, on behalf of the Registrant in the capacities indicated:

Signature                                        Title
---------                                        ----
/s/ Peter J. Hill                                Director, President and Chief Executive Officer
--------------------------------------
Peter J. Hill

/s/ Steven W. Tholen                             Senior Vice President, Chief Financial
--------------------------------------           Officer and Treasurer
Steven W. Tholen
(Principal Financial Officer)

/s/ Chris C. Hickok                              Vice President-Controller
--------------------------------------
Chris C. Hickok
(Principal Accounting Officer)

/s/ Michael B. Wray                              Chairman of the Board and Director
--------------------------------------
Michael B. Wray

/s/ Stephen D. Chesebro'                         Director
--------------------------------------
Stephen D. Chesebro'

/s/ John U. Clarke                               Director
--------------------------------------
John U. Clarke

/s/ Byron A. Dunn                                Director
--------------------------------------
 Byron A. Dunn

/s/ H.H. Hardee                                  Director
--------------------------------------
H.H. Hardee

/s/ Patrick M. Murray                            Director
--------------------------------------
Patrick M. Murray