Form 10-Q
period 2001-03-31
BENTON OIL & GAS CO
filed 2001-05-15
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended March 31, 2001 or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the Transition Period from to _____

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


                            -----------------------



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

                            -----------------------

                    At May 14, 2001, 33,946,919 shares of the
                    Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES

                                                                                                                       Page

PART I       FINANCIAL INFORMATION

             Item 1.    FINANCIAL STATEMENTS
                          Consolidated Balance Sheets at March 31, 2001
                                 and December 31, 2000 (Unaudited)........................................................3
                          Consolidated Statements of Income for the Three
                                 Months Ended March 31, 2001 and 2000 (Unaudited).........................................4
                          Consolidated Statements of Cash Flows for the Three
                                 Months Ended March 31, 2001 and 2000 (Unaudited).........................................5
                          Notes to Consolidated Financial Statements......................................................7

             Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............................................................20

             Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................27


PART II  OTHER INFORMATION

             Item 1.    LEGAL PROCEEDINGS................................................................................29

             Item 2.    CHANGES IN SECURITIES............................................................................29

             Item 3.    DEFAULTS UPON SENIOR SECURITIES..................................................................29

             Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................29

             Item 5.    OTHER INFORMATION................................................................................29

             Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................................29

SIGNATURES...............................................................................................................30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)


                                                                           MARCH 31,     DECEMBER 31,
                                                                             2001          2000
                                                                           -----------   ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                $  26,569    $  15,132
   Restricted cash                                                                 12           12
   Marketable securities                                                           -         1,303
   Accounts and notes receivable:
       Accrued oil revenue                                                     33,493       38,003
       Joint interest and other, net                                            6,517        6,778
   Prepaid expenses and other                                                   2,568        2,404
                                                                            ---------    ---------
                  TOTAL CURRENT ASSETS                                         69,159       63,632

RESTRICTED CASH                                                                 3,295       10,920

OTHER ASSETS                                                                    5,673        5,891
DEFERRED INCOME TAXES                                                           4,401        4,293

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES                            82,714       77,741
PROPERTY AND EQUIPMENT:
   Oil and gas properties (full cost method - costs of $16,773 and
       $16,634 excluded from amortization in 2001 and 2000, respectively)     503,181      490,548
   Furniture and fixtures                                                      11,087       11,049
                                                                            ---------    ---------
                                                                              514,268      501,597
   Accumulated depletion, impairment and depreciation                        (383,447)    (377,627)
                                                                            ---------    ---------
                                                                              130,821      123,970
                                                                            ---------    ---------
                                                                            $ 296,063    $ 286,447
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable, trade and other                                        $   8,694    $  12,804
   Accrued expenses                                                            21,080       25,102
   Accrued interest payable                                                     9,438        3,733
   Income taxes payable                                                         5,597        3,909
   Short-term borrowings                                                            -        5,714
   Current portion of long-term debt                                            2,460            -
                                                                            ---------    ---------
                  TOTAL CURRENT LIABILITIES                                    47,269       51,262

LONG-TERM DEBT                                                                222,807      213,000

COMMITMENTS AND CONTINGENCIES                                                       -            -

MINORITY INTEREST                                                              10,574        9,281

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none                                                          -            -
   Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 33,997 shares at March 31, 2001 and 33,872 shares at
         December 31, 2000                                                        340          339
   Additional paid-in capital                                                 156,852      156,629
   Retained deficit                                                          (141,080)    (143,365)
   Treasury stock, at cost, 50 shares                                            (699)        (699)
                                                                            ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                                            15,413       12,904
                                                                            ---------    ---------
                                                                            $ 296,063    $ 286,447
                                                                            =========    =========

See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)


                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                              2001        2000
                                                           --------     --------
REVENUES
    Oil sales                                              $ 34,338     $ 31,433
                                                           --------     --------
                                                             34,338       31,433
                                                           --------     --------

EXPENSES
   Operating expenses                                        12,864        9,418
   Depletion, depreciation and amortization                   5,906        3,770
   General and administrative                                 4,729        4,391
   Taxes other than on income                                 1,175        1,168
                                                           --------     --------
                                                             24,674       18,747
                                                           --------     --------

INCOME FROM OPERATIONS                                        9,664       12,686


OTHER NON-OPERATING INCOME (EXPENSE)

   Investment earnings and other                                800        2,044
   Interest expense                                          (6,184)      (7,445)
   Net gain on exchange rates                                    80          153
                                                           --------     --------
                                                             (5,304)      (5,248)
                                                           --------     --------

 INCOME FROM CONSOLIDATED COMPANIES BEFORE
   INCOME TAXES AND MINORITY INTERESTS                        4,360        7,438

INCOME TAX EXPENSE                                            3,196        4,536
                                                           --------     --------
INCOME BEFORE MINORITY INTERESTS                              1,164        2,902

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES        1,293        1,634
                                                           --------     --------
INCOME (LOSS) FROM CONSOLIDATED COMPANIES                      (129)       1,268

EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES                2,414        1,727
                                                           --------     --------

NET INCOME                                                 $  2,285     $  2,995
                                                           ========     ========

NET INCOME PER COMMON SHARE:
   Basic                                                   $   0.07     $   0.10
                                                           ========     ========
   Diluted                                                 $   0.07     $   0.10
                                                           ========     ========


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                      2001         2000
                                                                 -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  2,285    $  2,995
   Adjustments to reconcile net income to net cash provided
      by operating activities:
     Depletion, depreciation and amortization                          5,906       3,770
     Amortization of financing costs                                     344         349
     Equity in earnings of affiliated companies                       (2,414)     (1,727)
     Allowance for employee notes and accounts receivable                 81          82
     Non-cash compensation-related charges                               224         213
     Minority interest in undistributed earnings of subsidiaries       1,293       1,634
     Deferred income taxes                                              (108)        182
     Changes in operating assets and liabilities:
        Accounts and notes receivable                                  4,690      (2,998)
        Prepaid expenses and other                                      (164)       (200)
        Accounts payable                                              (4,110)      1,680
        Accrued expenses                                              (4,022)      3,686
        Accrued interest payable                                       5,705       6,080
        Income taxes payable                                           1,688       3,899
                                                                    --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                   11,398      19,645
                                                                    --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                               (12,757)    (10,344)
   Investment in and advances to affiliated companies                 (2,559)     (2,354)
   Increase in restricted cash                                           (57)        (96)
   Decrease in restricted cash                                         7,682           -
   Purchase of marketable securities                                       -         (60)
   Maturities of marketable securities                                 1,303       2,000
                                                                    --------    --------
          NET CASH USED IN INVESTING ACTIVITIES                       (6,388)    (10,854)
                                                                    --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term borrowings and notes payable     19,973           -
   Payments on short-term borrowings and notes payable               (13,420)         (2)
   (Increase) decrease in other assets                                  (126)        453
                                                                    --------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    6,427         451
                                                                    --------    --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                   11,437       9,242


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      15,132      21,147
                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 26,569    $ 30,389
                                                                    ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for interest expense                 $  1,814    $  1,087
                                                                    ========    ========
   Cash paid during the period for income taxes                     $    563    $    745
                                                                    ========    ========


See accompanying notes to financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2001 and 2000, we recorded an allowance for doubtful accounts in the amount of $0.1 million related to accrued interest on amounts owed to us by our former Chief Executive Officer (see Note 11).


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
We engage in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela and Russia.

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions and balances have been eliminated. We account for our investment in Geoilbent, Ltd. ("Geoilbent") and Arctic Gas Company ("Arctic Gas") based on a fiscal year ending September 30 (see Note 2).

INTERIM REPORTING
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000, for additional disclosures, including a summary of our accounting policies.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTS AND NOTES RECEIVABLE
Allowance for doubtful accounts related to employee notes was $6.3 million and $6.2 million at March 31, 2001 and December 31, 2000, respectively (see Note
11). Allowance for doubtful accounts related to joint interest and other accounts receivable was $0.3 million at March 31, 2001 and December 31, 2000.

MINORITY INTERESTS
The Company records a minority interest attributable to the minority shareholders of its subsidiaries. The minority interests in net income and losses are generally subtracted or added to arrive at consolidated net income.

MARKETABLE SECURITIES
Marketable securities are carried at amortized cost. The marketable securities we may purchase are limited to those defined as Cash Equivalents in the indentures for our senior unsecured notes. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. Our marketable securities at cost, which approximates fair value, consisted of $1.3 million in commercial paper at December 31, 2000.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We did not have any items of other comprehensive income during the three month periods ended March 31, 2001 or March 31, 2000 and, in accordance with SFAS 130, have not provided a separate statement of comprehensive income.

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


                                                                       INCOME/                                 AMOUNT PER
                                                                        (LOSS)              SHARES                SHARE
                                                                     -------------        ------------         ------------
         FOR THE THREE MONTHS ENDED MARCH 31, 2001
         -----------------------------------------
         BASIC EPS
         Income attributable to common stockholders                     $ 2,285               33,941                $0.07
                                                                        =======               ======                =====

         Effect of dilutive securities:
         Stock options and warrants                                           -                  98
                                                                        -------               -----


         DILUTED EPS
         Income attributable to common stockholders                     $ 2,285               34,039                $0.07
                                                                        =======               ======                =====

         FOR THE THREE MONTHS ENDED MARCH 31, 2000
         -----------------------------------------
         BASIC EPS
         Income attributable to common stockholders                     $ 2,995               29,589                $0.10
                                                                        =======               ======                =====

         Effect of dilutive securities:
         Stock options and warrants                                           -                  108
                                                                        -------               ------

         DILUTED EPS
         Income attributable to common stockholders                     $ 2,995               29,697                $0.10
                                                                        =======               ======                =====

An aggregate 5.2 million and 5.8 million options and warrants were excluded from the earnings per share calculations because the exercise price exceeded the average share price during the three month periods ended March 31, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT
We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). All costs associated with the acquisition, exploration, and development of oil and natural gas reserves are capitalized as incurred, including exploration overhead of $0.3 million and $0.4 million for the three months ended March 31, 2001 and 2000, respectively, and capitalized interest of $0.2 million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

The costs of unproved properties are excluded from amortization until the properties are evaluated. Excluded costs attributable to the China and other cost centers were $16.8 million and $16.6 million at March 31, 2001 and December 31, 2000, respectively. We regularly evaluate our unproved properties on a country by country basis for possible impairment. If we abandon all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty. Substantially all of the excluded costs at March 31, 2001 and December 31, 2000 relate to the acquisition of Benton Offshore China Company and exploration related to its Wan `An Bei property. The remaining excluded costs of $0.6 million are expected to be included in amortizable costs during the next two to three years. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was substantially all attributable to the Venezuelan cost center for the three months ended March 31, 2001 and 2000, was $5.5 million and $3.3 million ($2.12 and $1.48 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally five years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $0.4 million for the three-months ended March 31, 2001 and 2000.

RECLASSIFICATIONS
Certain items in 2000 have been reclassified to conform to the 2001 financial statement presentation.

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

Equity in earnings and losses and investments in and advances to companies accounted for using the equity method are as follows (in thousands):


                                               GEOILBENT, LTD.              ARCTIC GAS COMPANY                   TOTAL
                                        --------------------------    ---------------------------    ---------------------------
                                           MAR 31,        DEC 31,         MAR 31,        DEC 31,        MAR 31,         DEC 31,
                                              2001           2000            2001           2000           2001            2000
                                        -----------    -----------     -----------    -----------    -----------     -----------
Investments
    Equity in net assets                   $28,056        $28,056         $(2,319)      $ (2,218)       $25,737         $25,838
    Other costs, net of amortization          (157)          (202)         19,845         19,058         19,688          18,856
                                        -----------    -----------     -----------    -----------    -----------     -----------
      Total investments                     27,899         27,854          17,526         16,840         45,425          44,694

Advances                                         -              -          23,818         21,986         23,818          21,986

Equity in earnings (losses)                 15,075         12,310          (1,604)        (1,249)        13,471          11,061
                                        -----------    -----------     -----------    -----------    -----------     -----------

      Total                                $42,974        $40,164         $39,740        $37,577        $82,714         $77,741
                                        ===========    ===========     ===========    ===========    ===========     ===========

NOTE 3 - LONG-TERM DEBT AND LIQUIDITY

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                        MARCH 31,          DECEMBER 31,
                                                                          2001                  2000
                                                                     ----------------      --------------
       Senior unsecured notes with interest at 9.375%.
           See description below.                                           $ 105,000           $ 105,000
       Senior unsecured notes with interest at 11.625%.
           See description below.                                             108,000             108,000
       Note payable with interest at 10.08%
           See description below.                                               6,000                   -
       Note payable with interest at 16.5%
           See description below.                                               6,267                   -
                                                                     ----------------      --------------
                                                                              225,267             213,000
       Less current portion                                                     2,460                   -
                                                                     ----------------      --------------
                                                                            $ 222,807           $ 213,000
                                                                     ================      ==============


In November 1997, we issued $115 million in 9.375 percent senior unsecured notes due November 1, 2007, of which we subsequently repurchased $10 million at their par value. In May 1996, we issued $125 million in 11.625 percent senior unsecured notes due May 1, 2003, of which we repurchased $17 million at their discounted value in September 2000 and November 2000 with the issuance of 4.2 million common shares with a market value of $9.3 million and cash of $3.5 million plus accrued interest. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investments and capital expenditures, dividends, mergers and sales of assets. At March 31, 2001, we were in compliance with all covenants of the indentures.

In March 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank, in the form of two loans, for construction of a 31-mile oil pipeline that will connect the Tucupita Field production facility with the Uracoa central processing unit. The first loan, in the amount of $6 million, bears interest payable monthly based on 90-day LIBOR plus 5 percent with principal payable quarterly for five years. The second loan, in the amount of
4.4 billion Venezuelan Bolivars (approximately

$6.3 million), bears interest payable monthly based on a mutually agreed interest rate determined quarterly or a 6-bank average published by the central bank of Venezuela. The interest rate for the initial quarterly period is 16.5 percent. The loans provide for certain limitations on dividends, mergers and sale of assets. At March 31, 2001, we were in compliance with all covenants of the loans.

LIQUIDITY

As a result of our substantial leverage and disappointing financial results prior to 2000, our equity and public debt values have eroded significantly. In order to effectuate the changes necessary to restore our financial flexibility and to enhance our ability to execute a viable strategic plan, we undertook several significant actions beginning in 2000, including:

- hired a new President and Chief Executive Officer, a new Senior Vice President and Chief Financial Officer and a new Vice President and General Counsel;

- reconstituted our Board of Directors with industry executives with proven experience in oil and natural gas operations, finance and international operations;

-    redefined our strategic priorities to focus on value creation;

- initiated capital conservation steps and financial transactions, including the repurchase of some of our outstanding senior notes, designed to de-leverage the Company and improve our cash flow for reinvestment;

- undertook a comprehensive study of our core Venezuelan asset to attempt to enhance the value of its production to ultimately increase cash flow and potentially extend its productive life.

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

As a result of the decline in oil prices, in 1999 we instituted a capital expenditure program to reduce expenditures to those that we believed were necessary to maintain current producing properties. In the second half of 1999, oil prices recovered substantially. In December 1999, we entered into incentive-based development alliance agreements with Schlumberger and Helmerich & Payne as part of our plans to resume development of the South Monagas Unit in Venezuela (see Note 8). During 2000, we drilled 26 oil wells in the Uracoa Field under the alliance agreements utilizing Schlumberger's technical and engineering resources. In January 2001, we suspended the development drilling program for a period of approximately six months to thoroughly review all aspects of operations to integrate field performance to date with revised computer simulation modeling and improved well completion technology.

While no assurance can be given, we currently believe that our capital resources and liquidity will be adequate to fund our planned capital expenditures, investments in and advances to affiliates and semiannual interest payment obligations for the next 12 months. This expectation is based upon our current estimate of projected price levels, production and the availability of short-term working capital facilities of up to $11 million during the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA. Actual results could be materially affected if there is a significant decrease in either price or production levels related to the South Monagas Unit. Future cash flows are subject to a number of variables including, but not limited to, the level of production and prices, as well as various economic conditions that have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

In October 2000, an uncommitted short-term working capital facility of 8 billion Bolivars (approximately $11 million) was made available to Benton-Vinccler by a Venezuelan commercial bank. The credit facility bears interest at fixed rates for 30-day periods, is guaranteed by us and contains no restrictive or financial ratio covenants. The current interest rate on the facility is 16.5 percent. In January 2001, Benton-Vinccler borrowed 5.4 billion Bolivares (approximately $7.7 million) under this facility, which they repaid in February 2001.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana against us and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to Tesla Resources Corporation ("Tesla"), a wholly owned subsidiary of WRT Energy Corporation, of certain West Cote Blanche Bay properties for $15.1 million, constituted a fraudulent conveyance under 11 U.S.C. Sections 544, 548 and 550 (the "Bankruptcy Code"). The alleged basis of the claim is that Tesla was insolvent at the time of its acquisition of the properties and that it paid a price in excess of the fair value of the property. A trial commenced on May 1, 2000 that concluded at the end of August 2000, and post trial briefs have been filed. A decision is expected in the next several months. We believe that this case lacks merit and that an unfavorable outcome is unlikely.

In May 1996, we entered into an agreement with Morgan Guaranty that provided for an $18 million cash collateralized five-year letter of credit to secure our performance of the minimum exploration work program required on the Delta Centro Block in Venezuela. As a result of expenditures made related to the exploration work program, the letter of credit had been reduced to $7.7 million. In January 2001, we and our bidding partners reached an agreement to terminate the remainder of the exploration work program in exchange for the unused portion of the standby letter of credit of $7.7 million.

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

In the normal course of our business, we may periodically become subject to actions threatened or brought by our investors or partners in connection with the operation or development of our properties or the sale of securities. We are also subject to ordinary litigation that is incidental to our business, none of which are expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

We lease office space in Carpinteria, California under two long-term lease agreements that are subject to annual rent adjustments based on certain changes in the Consumer Price Index. We lease 17,500 square feet of space in a building that we no longer occupy under a lease agreement that expires in December 2004; all of this office space has been subleased for rents that approximate our lease costs. Additionally, we lease 51,000 square feet of space in a separate building for approximately $79,000 per month under a lease agreement that expires in August 2013; we have subleased 31,000 square feet of office space in this building for approximately $51,000 per month.

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME
Benton-Vinccler pays municipal taxes of approximately 2.6 percent on operating fee revenues it receives for production from the South Monagas Unit. We have incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                                       THREE MONTHS ENDED MARCH 31,
                                            2001              2000
                                       -----------       ----------

Venezuelan Municipal Taxes                   $ 861         $  818
Franchise Taxes                                 30             40
Payroll and Other Taxes                        284            310
                                       -----------       --------
                                            $1,175         $1,168
                                       ===========       ========


TAXES ON INCOME
At December 31, 2000, we had, for federal income tax purposes, operating loss carryforwards of approximately $103 million expiring in the years 2003 through 2020. If the carryforwards are ultimately realized, approximately $13 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. During the three months ended March 31, 2001, we recorded deferred tax assets generated from current period operating losses and a valuation allowance of $0.8 million.

We do not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of our ongoing business.

NOTE 6 - OPERATING SEGMENTS

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela operating segment are derived from the production and sale of oil. Operations included under the heading "USA and Other" include corporate management, exploration and production activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the USA and Other segment and are not allocated to other operating segments.

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                              -----------------------------
                                                2001                2000
                                              ----------         -----------
OPERATING SEGMENT REVENUES
Oil sales:
   Venezuela                                  $   34,338         $  31,433
                                              ----------         ---------
        Total oil sales                           34,338            31,433
                                              ----------         ---------

OPERATING SEGMENT INCOME (LOSS)
   Venezuela                                       4,786             6,747
   Russia                                          2,156             1,301
   United States and other                        (4,657)           (5,053)
                                              -----------        ---------
        Net income                            $    2,285         $   2,995
                                              ===========        =========


                                             MARCH 31,           DECEMBER 31,
                                               2001                  2000
                                             -----------         ------------

OPERATING SEGMENT ASSETS
Venezuela                                     $ 179,175          $ 166,462
Russia                                           83,407             78,406
United States and other                         152,467            156,780
                                              ---------          ---------
Sub-total                                       415,049            401,648
Intersegment eliminations                      (118,986)          (115,201)
                                              ---------          ---------
   Total assets                               $ 296,063          $ 286,447
                                              =========          =========

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT

We own 34 percent of Geoilbent, a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye Field in the West Siberia region of Russia. Our investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the three months ended December 31, 2000 and 1999 were 1,280,114 barrels and 1,197,604 barrels, respectively. Prices for crude oil for the three months ended December 31, 2000 and 1999 averaged $21.58 and $15.16 per barrel, respectively. Depletion expense attributable to Geoilbent for the three months ended December 31, 2000 and 1999 was $2.44 and $2.14 per barrel, respectively. Summarized financial information for Geoilbent follows (in thousands). All amounts represent 100 percent of Geoilbent.

STATEMENTS OF INCOME:


                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                   ------------------------------------
                                                        2000                  1999
                                                   -------------         --------------
 Revenues
  Oil sales                                         $ 27,619              $ 18,143
                                                    --------              --------
                                                      27,619                18,143
                                                    --------              --------

Expenses
  Operating expenses                                   2,841                 2,380
  Depletion, depreciation and amortization             3,128                 2,372
  General and administrative                             972                   643
  Taxes other than on income                           9,077                 2,997
                                                    --------              --------
                                                      16,018                 8,392
                                                    --------              --------

Income from operations                                11,601                 9,751

Other Non-Operating Income (Expense)
  Other income (expense)                                 306                  (236)
  Interest expense                                    (2,023)               (2,010)
  Net gain (loss) on exchange rates                      135                  (393)
                                                    --------              --------
                                                      (1,582)               (2,639)
                                                    --------              --------

Income before income taxes                            10,019                 7,112

Income tax expense                                     1,885                 1,453
                                                    --------              --------

Net income                                          $  8,134              $  5,659
                                                    ========              ========

BALANCE SHEETS:


                                                       DECEMBER 31,   SEPTEMBER 30,
                                                           2000            2000
                                                       ------------   -------------
Current assets:
  Cash and cash equivalents                             $  15,637     $  14,494
  Accounts receivable
     Trade and other                                        5,438         2,937
     Accrued oil revenue                                      355         3,881
  Inventory - materials                                    10,788         7,955
  Prepaid expenses and other                                  880           803
                                                        ---------     ---------
     Total current assets                                  33,098        30,070

Other assets                                                1,277         1,407

Property and equipment
  Oil and gas properties (full cost method)               219,950       212,308
  Accumulated depletion and depreciation                  (53,624)      (50,496)
                                                        ---------     ---------
                                                          166,326       161,812
                                                        ---------     ---------
     Total assets                                       $ 200,701     $ 193,289
                                                        =========     =========

Current liabilities:
  Accounts payable, trade and other                     $  11,830     $  14,562
  Accrued expenses                                          4,873         4,327
  Accrued interest payable                                  3,257         1,503
  Income taxes payable                                      2,208         1,853
  Current portion of long-term debt                        10,564        10,455
                                                        ---------     ---------
     Total current liabilities                             32,732        32,700

Long-term debt                                             41,112        41,866

Commitments and contingencies                                 -             -

Equity
  Contributed capital                                      82,518        82,518
  Retained earnings                                        44,339        36,205
                                                        ---------     ---------
                                                          126,857       118,723
                                                        ---------     ---------
     Total liabilities and stockholders' equity         $ 200,701     $ 193,289
                                                        =========     =========


The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") together have agreed to lend up to $65 million to Geoilbent, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. Under these loan agreements, the Company and other shareholders of Geoilbent have significant management and business support obligations. Each shareholder is jointly and severally liable to EBRD and IMB for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by any shareholder of its support obligations. The loans bear an average interest rate of 15 percent payable on January 27 and July 27 each year. Principal payments will be due in varying installments on the semiannual interest payment dates beginning January 27, 2001 and ending by July 27, 2004. The loan agreements require that Geoilbent meet certain financial ratios and covenants, including a minimum current ratio, and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. Geoilbent began borrowing under these facilities in October 1997 and had borrowed a total of $48.5 million through December 31, 2000. The proceeds from the loans are being used by Geoilbent to develop the North Gubkinskoye and Prisklonovoye Fields in West Siberia, Russia. In January 2001, the four-year loan amortization period began and Geoilbent repaid $2.5 million.

During 1996 and 1997, we incurred $4.1 million in financing costs related to the establishment of the EBRD financing, which are recorded in other assets and are subject to amortization over the life of the facility. In 1998, under an agreement with EBRD, Geoilbent ratified an agreement to reimburse us for $2.6 million of such costs, which were then included in accounts receivable.

However, due to Geoilbent's need for oil and gas investment and the declining prices for crude oil, in the second quarter of 1998 we agreed to defer payment of those reimbursements. We received $2.6 million during 2000 as reimbursement of such costs.

In October 1995, Geoilbent entered into an agreement with Morgan Guaranty for a credit facility under which we provide cash collateral for the loans to Geoilbent. The credit facility is renewable annually. Loans outstanding under the credit facility bear interest at either LIBOR plus 0.75 percent, subject to certain adjustments, or the Morgan Guaranty prime rate, whichever is selected at the time a loan is made. In conjunction with Geoilbent's reserve-based loan agreements with the EBRD and IMB, repayment of the credit facility was subordinated to payments due to the EBRD and IMB and, accordingly, the credit facility was reclassified from current to long-term in 1998. The credit facility contains no restrictive covenants and no financial ratio covenants. At March 31, 2001, $3.3 million was outstanding under the credit facility.

Excise, pipeline and other tariffs and taxes continue to be levied on all oil producers and certain exporters, including an oil export tariff that decreased to 22 Euros per ton (approximately $2.70 per barrel) on March 18, 2001 from 48 Euros per ton since November 1, 2000. We are unable to predict the impact of taxes, duties and other burdens for the future for our Russian operations.

ARCTIC GAS COMPANY

In April 1998, we signed an agreement to earn a 40 percent equity interest in Arctic Gas Company. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 794,972 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Under the terms of a Cooperation Agreement with Arctic Gas, we will earn a 40 percent equity interest in exchange for providing the initial capital needed to achieve economic self-sufficiency through its own oil and gas production. Our capital commitment will be in the form of a credit facility of up to $100 million for the project, the terms and timing of which have yet to be finalized. Pursuant to the Cooperation Agreement, we have received voting shares representing a 40 percent ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of March 31, 2001, we had loaned $23.8 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3 percent, and had earned the right to remove restrictions from shares representing an approximate 9 percent equity interest. From December 1998 through November 2000, we purchased shares representing an additional 20 percent equity interest not subject to any sale or transfer restrictions. We owned a total of 60 percent of the outstanding voting shares of Arctic Gas as of March 31, 2001, of which approximately 29 percent were not subject to any restrictions.

We account for our interest in Arctic Gas using the equity method due to the significant influence we exercise over the operating and financial policies of Arctic Gas. Our share in the losses of Arctic Gas were $0.4 million and $0.2 million for the three month periods ended December 31, 2000 and 1999, respectively. For the three months ended December 31, 2000 and 1999 we had a weighted-average equity interest of 28 percent and 23 percent, respectively, not subject to any sale or transfer restrictions. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between us and Arctic Gas, or change any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

Arctic Gas began selling oil in June 2000. Summarized financial information for Arctic Gas follows (in thousands). All amounts represent 100 percent of Arctic Gas.

STATEMENTS OF OPERATIONS:

                                                THREE MONTHS ENDED DECEMBER 31,
                                            ------------------------------------
                                                2000                    1999
                                            -------------        ---------------
Oil Sales                                        $ 2,017         $           -

Expenses

  Operating expenses                               1,144                     -
  Depreciation                                       178                    22
  General and administrative                         635                   281
  Taxes other than on income                         938                    15
                                            -------------        --------------
                                                   2,895                   318
                                            -------------        --------------
Loss from operations                                (878)                 (318)

Other Non-Operating Income (Expense)
  Net loss on exchange rates                        (283)                 (237)
  Interest expense                                  (304)                 (226)
                                            -------------        --------------
                                                    (587)                 (463)
                                            -------------        --------------

Loss before income taxes                          (1,465)                 (781)

Income tax benefit                                  (189)                    -
                                            -------------        --------------
Net loss                                        $ (1,276)             $   (781)
                                            =============        ==============

BALANCE SHEET DATA:

                                            DECEMBER 31,           SEPTEMBER 30,
                                                2000                    2000
                                            -------------        ---------------

Current assets                                  $  1,971              $  1,205
Other assets                                      10,899                10,120
Current liabilities                               27,040                23,955
Net deficit                                      (14,170)              (12,630)


NOTE 8 - VENEZUELA OPERATIONS

On July 31, 1992, we and our partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., then one of three exploration and production affiliates of the national oil company, Petroleos de Venezuela, S.A. which have subsequently all been combined into PDVSA Petroleo y Gas, S.A. (all such parent, subsidiary and affiliated entities hereinafter referred to as "PDVSA"). The operating service agreement covers the Uracoa, Bombal and Tucupita Fields that comprise the South Monagas Unit (the "Unit"). Under the terms of the operating service agreement, Benton-Vinccler, C.A. ("Benton-Vinccler"), a corporation owned 80 percent by us and 20 percent by Vinccler, is a contractor for PDVSA and is responsible for overall operations of the Unit, including all necessary investments to reactivate and develop the fields comprising the Unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement (which amount is periodically adjusted to reflect changes in the average of certain world crude oil prices). The Venezuelan government maintains full ownership of all hydrocarbons in the fields. Currently, we are in discussions with PDVSA regarding the appropriate amount to pay for natural gas produced from the South Monagas Unit and used as fuel in Benton-Vinccler's operations as well as other operating issues.

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

In December 1999, we entered into agreements with Schlumberger and Helmerich & Payne to further develop the South Monagas Unit pursuant to a long-term incentive-based development program. Schlumberger has agreed to financial incentives intended to reduce drilling costs, improve initial production rates of new wells and to increase the average life of the downhole pumps at South Monagas. As part of Schlumberger's commitment to the program, it provides additional technical and engineering resources on-site full-time in Venezuela and at our offices in Carpinteria, California. As of March 31, 2001, 26 wells have been drilled under the alliance program. In January 2001, we suspended the development drilling program for a period of approximately six months to thoroughly review all aspects of operations in order to integrate field performance to date with revised computer simulation modeling and improved well completion technology.

In January 1996, we and our bidding partners, predecessor companies acquired over time by Burlington Resources, Inc. ("Burlington") and Anadarko Petroleum Corportation ("Anadarko"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract required a minimum exploration work program consisting of a seismic survey and the drilling of three wells within five years. At the time the block was tendered for international bidding, PDVSA estimated that this minimum exploration work program would cost $60 million and required that we and the other partners each post a performance surety bond or standby letter of credit for our pro rata share of the estimated work commitment expenditures. We had a 30 percent interest in the exploration venture, with Burlington and Anadarko each owning a 35 percent interest. In July 1996, formal agreements were finalized and executed, and we posted an $18 million standby letter of credit, collateralized in full by a time deposit, to secure our 30 percent share of the minimum exploration work program (see Note
4). During 1999, the Block's first exploration well, the Jarina 1-X, penetrated a thick potential reservoir sequence, but encountered no hydrocarbons.
In January 2001, we and our bidding partners reached an agreement with Corporacion Venezolana del Petroleo, S.A. to terminate the contract in exchange for the unused portion of the standby letter of credit of $7.7 million. As a result, we included $7.7 million of restricted cash that collateralized the letter of credit in the Venezuelan full cost pool. As of March 31, 2001, our share of expenditures to date on the Delta Centro Block was $23.1 million.

NOTE 9 - UNITED STATES OPERATIONS

In April and May 2000, we entered into agreements with Coastline Energy Corporation ("Coastline") for the purpose of acquiring, exploring and developing oil and gas prospects both onshore and in the state waters of the Gulf Coast states of Texas, Louisiana and Mississippi. Under the agreements, Coastline will evaluate prospects in the Gulf Coast area for possible acquisition and development by us. During the 18-month term of the exploration agreement, we will reimburse Coastline for certain of its overhead and prospect evaluation costs. Under the agreements, for prospects evaluated by Coastline that we acquire, Coastline will receive compensation based (a) on oil and gas production acquired or developed and (b) on the profits, if any, resulting from the sale of such prospects. In April 2000, pursuant to the agreements, we acquired an approximate 25 percent working interest in the East Lawson Field in Acadia Parish, Louisiana. The acquisition included a 15 percent working interest in two producing oil and natural gas wells. During the year ended December 31, 2000, our share of the East Lawson Field production was 6,884 Bbls of oil and 43,352 Mcf of natural gas, resulting in income from United States oil and gas operations of $0.3 million. In December 2000, we sold our interest in the East Lawson Field for $0.8 million cash and 5 percent carried working interest in up to four wells that may be drilled in the future.

In March 1997, we acquired a 40 percent participation interest in three California State offshore oil and gas leases ("California Leases") from Molino Energy Company, LLC ("Molino Energy"), which held 100 percent of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40 percent participation interest in the California Leases, we became the operator of the project and agreed to pay 100 percent of the first $3.7 million and 53 percent of the remainder of the costs of the first well drilled on the block. During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. In November 1998, we entered into an agreement to acquire Molino Energy's interest in the California Leases in exchange for the release of its joint interest billing obligations. In the fourth quarter of 1999, we decided to focus our capital expenditures on existing producing properties and fulfilling work commitments associated with our other properties. Because we had no firm approved plans to continue drilling on the California Leases and the 2199 #7 exploratory well did not result in commercial reserves, we wrote off all of the capitalized costs associated with the California Leases of $9.2 million and the joint interest receivable of $3.1 million due from Molino Energy at December 31, 1999. However, we continue to evaluate the prospect for potential future drilling activities.

NOTE 10 - CHINA OPERATIONS

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

NOTE 11 - RELATED PARTY TRANSACTIONS

From 1996 through 1998, we made unsecured loans to our then Chief Executive Officer, A. E. Benton. Each of these loans was evidenced by a promissory note bearing interest at the rate of 6 percent per annum. We subsequently obtained a security interest in Mr. Benton's shares of stock, personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to us by Mr. Benton exceeded the value of our collateral, due to the decline in the price of our stock. As a result, we recorded an allowance for doubtful accounts of $2.9 million. The portion of the note secured by our stock and stock options, $2.1 million, was presented on the Balance Sheet as a reduction from Stockholders' Equity at December 31, 1998. In August 1999, Mr. Benton filed a Chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. We recorded an additional $2.8 million allowance for doubtful accounts for the remaining principal and accrued interest owed to us at June 30, 1999, and continue to record additional allowances as interest accrues ($0.8 million for the period July 1, 1999 to March 31, 2001). Measuring the amount of the allowances requires judgments and estimates, and the amount eventually realized may differ from the estimate.

In February 2000, we entered into a Separation Agreement and a Consulting Agreement with Mr. Benton, pursuant to which we retained Mr. Benton as an independent contractor to perform certain services for us. Mr. Benton has agreed to propose a plan of reorganization in his bankruptcy case that provides for the repayment of our loans to him. Under the proposed plan, which we anticipate will be submitted to the bankruptcy court in June 2001, we will retain our security interest in Mr. Benton's 600,000 shares of our stock and in his stock options. Repayment of our loans to Mr. Benton may be achieved through Mr. Benton's liquidation of certain real and personal property assets and a phased liquidation of stock resulting from Mr. Benton's exercise of his stock options. The amount that we eventually realize including Benton Oil and Gas Company stock and the timing of receipt of payments will depend upon the timing and results of the liquidation of Mr. Benton's assets.

For the three months ended March 31, 2001 and 2000, we paid to Mr. Benton $80,833 and $55,962, respectively, and have paid a total of $536,545 from February 2000 through May 11, 2001 for services performed under the Consulting Agreement. On May 11, 2001 the Consulting Agreement was terminated.

In May 2001, we entered into a Termination Agreement and a Consulting Agreement with our Chairman of the Board, Michael B. Wray. Under the Termination Agreement, Mr. Wray agrees to terminate any employment relationship or officer position with us and any of our subsidiaries and affiliates as of May 7, 2001. As consideration for entering into the Termination Agreement and settlement of all sums owed to Mr. Wray for his services as director through the 2001 Annual Meeting of Stockholders or as an employee, we paid Mr. Wray $100,000. Upon execution of the Termination Agreement, all stock options previously granted to Mr. Wray vested in their entirety. Additionally, under the terms of the Consulting Agreement, Mr. Wray received $100,000 and will provide consulting services on matters pertaining to our business and that of our affiliates through December 31, 2001.

In addition, loans and other receivables from other employees (including one former employee) totaled $0.1 million at March 31, 2001 and December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution you that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our management involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words budget, budgeted, anticipate, expect, believes, goals or projects and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for our undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and natural gas wells, the price for oil and natural gas, and other risks described in our filings with the Securities and Exchange Commission. The following factors, among others, in some cases have affected and could cause actual results and plans for future periods to differ materially from those expressed or implied in any such forward-looking statements: fluctuations in oil and natural gas prices, changes in operating costs, overall economic conditions, political stability, acts of terrorism, currency and exchange risks, changes in existing or potential tariffs, duties or quotas, availability of additional exploration and development opportunities, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel.

MANAGEMENT, OPERATIONAL AND FINANCIAL RESTRICTIONS

As a result of our substantial leverage and disappointing financial results prior to 2000, our equity and public debt values have eroded significantly. In order to effectuate the changes necessary to restore our financial flexibility and to enhance our ability to execute a viable strategic plan, we undertook several significant actions beginning in 2000, including:

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

     - initiated capital conservation steps and financial transactions, including the repurchase of some of our senior notes, designed to de-leverage the Company and improve our cash flow for reinvestment;

     - undertook a comprehensive study of our core Venezuelan asset to attempt to enhance the value of its production to ultimately increase cash flow and potentially extend its productive life.

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

RESULTS OF OPERATIONS

We include the results of operations of Benton-Vinccler in our consolidated financial statements and reflect the 20 percent ownership interest of Vinccler as a minority interest. We account for our investments in Geoilbent and Arctic Gas using the equity method. We include Geoilbent and Arctic Gas in our consolidated financial statements based on a fiscal year ending September 30. Accordingly, our results of operations for the three months ended March 31, 2001 and 2000 reflect results from Geoilbent and Arctic Gas for the three months ended December 31, 2000 and 1999, respectively.

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

You should read the following discussion of the results of operations for the three months ended March 31, 2001 and 2000 and the financial condition as of March 31, 2001 and December 31, 2000 in conjunction with our Consolidated Financial Statements and related Notes thereto included in PART I, Item 1, "Financial Statements".

We have presented selected expense items from our consolidated income statement as a percentage of oil sales in the following table:

                                                    THREE MONTHS ENDED MARCH 31,

                                                          2001          2000
                                                          ----          ----

Operating Expenses...................................      37%           30%
Depletion, Depreciation and Amortization.............      17            12
General and Administrative...........................      14            14
Taxes Other Than on Income...........................       3             3
Interest.............................................      18            24

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Our results of operations for the three months ended March 31, 2000 primarily reflected the results for Benton-Vinccler in Venezuela, which accounted for all of our production and oil sales revenue. As a result of higher production, which was partially offset by decreased world crude oil prices, oil sales in Venezuela were 9 percent higher in 2001 compared with 2000. Realized fees per barrel decreased 5 percent (from $14.08 in 2000 to $13.34 in 2001) and oil sales quantities increased 15 percent (from 2.2 MMBbls of oil in 2000 to 2.6 MMBbls of oil in 2001). Our operating expenses from the South Monagas Unit increased 37 percent primarily due to increased workover, electricity and transportation costs.

We had revenues of $34.3 million for the three months ended March 31, 2001. The expenses we incurred during the period consisted of:

     -    operating expenses of $12.9 million;
     -    depletion, depreciation and amortization expense of $5.9 million;
     -    general and administrative expense of $4.7 million;
     -    taxes other than on income of $1.2 million;
     -    interest expense of $6.2 million;
     -    income tax expense of $3.2 million; and
     -    minority interest of $1.3 million.

Other items of income consisted of:

     -    investment income and other of $0.8 million;
     -    net gain on exchange rates of $0.1 million; and
     -    equity in net earnings of affiliated companies of $2.4 million.

Our net income was $2.3 million or $0.07 per share (diluted).

By comparison, we had revenues of $31.4 million for the three months ended March 31, 2000. The expenses we incurred during the period consisted of:

     -    operating expenses of $9.4 million;
     -    depletion, depreciation and amortization expense of $3.8 million;
     -    general and administrative expense of $4.4 million;
     -    taxes other than on income of $1.2 million;
     -    interest expense of $7.4 million;
     -    income tax expense of $4.5 million; and
     -    minority interest of $1.6 million.

Other items of income consisted of:

     -    investment income and other of $2.0 million;
     -    net gain on exchange rates of $0.2 million; and
     -    equity in net earnings of affiliated companies of $1.7 million.

Our net income was $3.0 million or $0.10 per share (diluted).

Our revenues increased $2.9 million, or 9 percent, during the three months ended March 31, 2001 compared with 2000. This was due to increased oil sales revenue in Venezuela as a result of increased sales quantities, partially offset by decreases in world crude oil prices. Our sales quantities for the three months ended March 31, 2001 from Venezuela were 2.6 MMBbls (28,600 Bbls of oil per day) compared to 2.2 MMBbls (24,500 Bbls of oil per day) for the three months ended March 31, 2000. The increase in sales quantities of 341,093 Bbls, or 15 percent, was due primarily to our infill drilling program which began in January 2000. Prices for crude oil averaged $13.34 per Bbl (pursuant to terms of an operating service agreement) from Venezuela during the three months ended March 31 ,2001 compared to $14.08 per Bbl during the three months ended March 31, 2000.

Our operating expenses increased $3.5 million, or 37 percent, during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This was primarily due to increased workover, electricity and transportation costs combined with a 15 percent increase in oil production at the South Monagas Unit in Venezuela. Depletion, depreciation and amortization increased $2.1 million, or 55 percent, during the three months ended March 31, 2001 compared with 2000 primarily due to increased oil production, decreased proved reserves and increased future development costs at the South Monagas Unit and the termination of our exploration obligation on the Delta Centro Block in exchange for our standby letter of credit of $7.7 million in January 2001. Depletion expense per barrel of oil produced from Venezuela during the three months ended March 31, 2001 was $2.12 compared with $1.48 during 2000. General and administrative expenses increased $0.3 million, or 7 percent, during the three months ended March 31, 2001 compared with 2000. This was primarily due to severance payments of $0.9 million to two executive officers who resigned during the first quarter of 2001, partially offset by reduced professional and legal fees. Taxes other than on income were unchanged during the three months ended March 31, 2001 compared with 2000.

Investment income and other decreased $1.2 million, or 60 percent, during the three months ended March 31, 2001 compared with 2000, primarily due to lower average cash and marketable securities balances. Interest expense decreased $1.2 million, or 16 percent, during the three months ended March 31, 2001 compared with 2000. This was primarily due to the reduction of debt balances, partially offset by a reduction of capitalized interest expense. Net gain on exchange rates decreased $0.1 million, or 50 percent for the three months ended March 31, 2001 compared with 2000. This was due to changes in the value of the Bolivar and decreased net monetary liabilities denominated in Bolivars. We realized income before income taxes and minority interest of $4.4 million during the three months ended March 31, 2001 compared with income of $7.4 million in 2000. This resulted in decreased income tax expense of $1.3 million. The effective tax rate of 73 percent varies from the U.S. statutory rate of 35 percent primarily because income taxes are paid on profitable operations in foreign jurisdictions and no benefit is provided for net operating losses generated in the U.S. The income attributable to the minority interest decreased $0.3 million for the three months ended March 31, 2001 compared with 2000. This was primarily due to the decreased profitability of Benton-Vinccler.

Equity in net earnings of affiliated companies increased $0.7 million, or 41 percent, during the three months ended March 31, 2001 compared with 2000. This was primarily due to the increased income from Geoilbent. Our share of revenues from Geoilbent was $9.4 million for the three months ended December 31, 2000 compared with revenues of $6.2 million for 1999. The increase of $3.2 million, or 52 percent, was due to significantly higher world crude oil prices and increased sales quantities. Prices for Geoilbent's crude oil averaged $21.58 per Bbl during the three months ended December 31, 2000 compared with $15.16 per Bbl for the three months ended December 31, 1999. Our share of Geoilbent oil sales quantities increased by 28,054 Bbls, or 7 percent, from 407,185 BBls sold during the three months ended December 31, 1999 to 435,239 Bbls sold during the three months ended December 31, 2000.

CAPITAL RESOURCES AND LIQUIDITY

The oil and natural gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. We require capital principally to service our debt and to fund the following costs:

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

Working Capital. Our capital resources and liquidity are affected by the timing of our semiannual interest payments of approximately $11.4 million each May 1 and November 1 and by the quarterly payments from PDVSA at the end of the months of February, May, August and November pursuant to the terms of the contract between Benton-Vinccler and PDVSA regarding the South Monagas Unit. As a consequence of the timing of these interest payment outflows and the PDVSA payment inflows, our cash balances can increase and decrease dramatically on a few dates during the year. In each May and November in particular, interest payments at the beginning of the month and PDVSA payments at the end of the month create large swings in our cash balances. In October 2000, an uncommitted short-term working capital facility of 8 billion Bolivars (approximately $11 million) was made available to Benton-Vinccler by a Venezuelan commercial bank. The credit facility bears interest at fixed rates for 30-day periods, is guaranteed by us and contains no restrictive or financial ratio covenants. The current interest rate on the facility is 16.5 percent. We borrowed 5.4 billion Bolivars (approximately $7.7 million) in January 2001 under this facility, which we repaid in February 2001. We believe that similar arrangements will be available to us in future quarters.

We will need additional funds in the future for both the development of our assets and the service of our debt, including the debt maturing in 2003. Therefore, we will be required to develop sources of additional capital and/or reduce or reschedule our cash requirements by various techniques including, but not limited to, the pursuit of one or more of the following strategic alternatives:

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

The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------

                                                        2001            2000
                                                  --------------   ------------
Net cash provided by operating activities.......      $  11,398        $19,645
Net cash used in investing activities...........         (6,388)       (10,854)
Net cash provided by financing activities.......          6,427            451
                                                  --------------   ------------
Net increase in cash............................      $  11,437        $ 9,242
                                                  ==============   ============

At March 31, 2001, we had current assets of $69.2 million and current liabilities of $47.3 million, resulting in working capital of $21.9 million and a current ratio of 1.46:1. This compares with our working capital of $12.3 million and a current ratio of 1.24:1 at December 31, 2000. The increase in working capital of $9.6 million was primarily due to increased long-term debt incurred by Benton-Vinccler for the construction of a 31-mile oil pipeline.

Cash Flow from Operating Activities. During the three months ended March 31, 2001 and 2000, net cash provided by operating activities was approximately $11.4 million and $19.6 million, respectively. Cash flow from operating activities decreased by

$8.2 million during the three months ended March 31, 2001 compared with 2000. This was primarily due to a reduction in accounts payable and accrued expenses and increased lease operating expenses which were partially offset by increased collections of accrued revenues. Accounts payable and accrued expenses decreased $13.5 million and collections of accrued oil revenues increased $10.7 million during the three months ended March 31, 2001 compared with 2000.

Cash Flow from Investing Activities. During the three months ended March 31, 2001 and 2000, we had drilling and production related capital expenditures of approximately $12.8 million and $10.3 million, respectively. Of the 2001 expenditures:

     - $4.6 million was attributable to the development of the South Monagas Unit in Venezuela;
     - $7.7 million was related to costs on the Delta Centro Block in Venezuela;
     -    $0.5 million was attributable to other projects.

In addition, during the three months ended March 31, 2001, we increased our investment in Arctic Gas by $1.8 million.

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

As part of our strategic shift in focus on the value of the barrels produced, we suspended the development drilling program in Venezuela for a period of approximately six months starting in January 2001. During this period, with the assistance of alliance partner Schlumberger, all aspects of operations are being thoroughly reviewed to integrate field performance to date with revised computer simulation modeling and improved well completion technology. We expect the result will be a streamlined and more effective infill drilling and well workover program that is part of an overall reservoir management strategy to drain the remaining known 123 MMBbls (98 MMBbls net to Benton) of proved reserves of oil in the fields. Our goal will be an accelerated development program with lower cost production, starting from the second half of 2001, rising to an expected level of up to between 31,000 to 33,000 Bbls of oil equivalent per day in less than two years.

In the first half of 2001, we will concentrate on improving the production from the existing 143 available wells in Venezuela. Production in Venezuela is expected to decline to between 25,000 and 26,000 Bbls of oil per day by mid-year, then increase when the new development plan starts in the third quarter.

We expect capital expenditures of approximately $44.2 million during the next 12 months, including $41.0 million at the South Monagas Unit. We also expect to increase our investment in Arctic Gas by $3.5 million during the same period. In addition, we anticipate providing or arranging loans of up to $100 million over time to Arctic Gas pursuant to an equity acquisition agreement signed in April 1999; to date, we have loaned Arctic Gas $23 million under this agreement. We continue to evaluate funding alternatives for the loans to Arctic Gas. The timing and size of the investments for the South Monagas Unit and Arctic Gas are substantially at our discretion. We anticipate that Geoilbent will continue to fund its expenditures through its own cash flow and credit facilities. Our remaining capital commitments worldwide are relatively minimal and are substantially at our discretion. We will also be required to make interest payments of approximately $22 million related to our outstanding senior notes during the next 12 months.

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

Cash Flow from Financing Activities. In May 1996, we issued $125 million in
11.625 percent senior unsecured notes due May 1, 2003, of which we repurchased $17 million at their discounted value in September and November 2000. The notes were repurchased with the issuance of 4.2 million common shares and cash of $3.5 million plus accrued interest. In November 1997, we issued $115 million in 9.375 percent senior unsecured notes due November 1, 2007, of which we subsequently repurchased $10 million at their par value for cash. Interest on all of the notes is due May 1st and November 1st of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At March 31, 2001, we were in compliance with all covenants of the indentures.

In March 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank, in the form of two loans, for construction of a 31-mile oil pipeline that will connect the Tucupita Field production facility with the Uracoa central processing unit. The first loan, in the amount of $6 million, bears interest payable monthly based on 90-day LIBOR plus 5 percent with principal payable quarterly for five years. The second loan, in the amount of
4.4 billion Venezuelan Bolivars (approximately $6.3 million), bears interest payable monthly based on a mutually agreed interest rate determined quarterly or a 6-bank average published by the central bank of Venezuela. The interest rate for the initial quarterly period is 16.5 percent.

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

However, our ability to retire our long-term debt obligations due in the year 2003 is highly dependent upon our success in pursuing some or all of the strategic alternatives described above. There can be no assurance that such efforts will produce enough cash for retirement of these obligations or that these obligations could be refinanced or restructured.

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

In March 1997, we acquired a 40 percent participation interest in three California State offshore oil and natural gas leases ("California Leases") from Molino Energy Company, LLC ("Molino Energy"), which held 100 percent of these leases. The project area covers the Molino, Gaviota and Caliente Fields, located approximately 35 miles west of Santa Barbara, California. In consideration of the 40 percent participation interest in the California Leases, we became the operator of the project and agreed to pay 100 percent of the first $3.7 million and 53 percent of the remainder of the costs of the first well drilled on the block. During 1998, the 2199 #7 exploratory well was drilled to the Gaviota anticline. Drill stem tests proved to be inconclusive or non-commercial, and the well was temporarily abandoned for further evaluation. In November 1998, we entered into an agreement to acquire Molino Energy's interest in the California Leases in exchange for the release of their joint interest billing obligations. In the fourth quarter of 1999, we decided to focus our capital expenditures on existing producing properties and fulfilling work commitments associated with our other properties. Because we had no firm approved plans to continue drilling on the California Leases and the 2199 #7 exploratory well did not result in commercial reserves, we wrote off all of the capitalized costs associated with the California Leases of $9.2 million and the joint interest receivable of $3.1 million due from Molino Energy at December 31, 1999. However, we continue to evaluate the prospect for potential future drilling activities.

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

China's claim of ownership of the area results from China's discovery and use and historic administration of the area. This claim also includes third party and official foreign government recognition of China's sovereignty and jurisdiction over the contract area. Despite this claim, the territorial dispute may not be resolved in favor of China. We cannot predict how or when, if at all, this dispute will be resolved or whether it would result in our interest being reduced. Benton Offshore China Company has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. At March 31, 2001, we had recorded no proved reserves attributable to this petroleum contract.

In April 1998, we signed an agreement to earn a 40 percent equity interest in Arctic Gas Company. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 794,972 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Under the terms of a Cooperation Agreement between us and Arctic Gas, we will earn a 40 percent equity interest in exchange for providing the initial capital needed to achieve the economic self-sufficiency through its own oil and natural gas production. Our capital commitment will be in the form of a credit facility of up to $100 million for the project, the terms and timing of which have yet to be finalized. Pursuant to the Cooperation Agreement, we have received voting shares representing a 40 percent ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. Due to the significant influence we exercise over the operating and financial policies of Arctic Gas, we account for our interest in Arctic Gas using the equity method. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between us and Arctic Gas, or to change any terms in any existing agreements, including the conditions upon which the restrictions on the shares could be removed.

As of March 31, 2001, we had loaned $23.8 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3 percent, and had earned the right to remove restrictions from shares representing an approximate 9 percent equity interest. From December 1998 through November 2000, we purchased shares representing an additional 20 percent equity interest not subject to any sale or transfer restrictions. We owned a total of 60 percent of the outstanding voting shares of Arctic Gas as of March 31, 2001, of which approximately 29 percent were not subject to any restrictions.

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

Russian companies are subject to a statutory income tax rate of up to 35 percent and are subject to various other tax burdens and tariffs. Excise, pipeline and other tariffs and taxes continue to be levied on all oil producers and certain exporters, including an oil export tariff that decreased to 22 Euros per ton (approximately $2.70 per barrel) on March 18, 2001 from 48 Euros per ton in November 2000. We are unable to predict the impact of taxes, duties and other burdens for the future for our Russian operations.

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

During the three months ended March 31, 2001, net foreign exchange gains attributable to our Venezuelan operations were $0.1 million and net foreign exchange gains attributable to our Russian operations were insignificant. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates and foreign exchange, as discussed below.

OIL AND NATURAL GAS PRICES

As an independent oil and natural gas producer, our revenue, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and condensate. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. Historically, prices received for oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. This volatility is demonstrated by the average realizations in Venezuela, which declined from $10.01 per Bbl in 1997 to $6.75 per Bbl in 1998 and increased to $14.08 per Bbl in 2001. Based on our budgeted production and costs, we will require an average realization in Venezuela of approximately $12.50 per Bbl in 2001 in order to break-even on income from consolidated companies before our equity in earnings from affiliated companies. From time to time, we have utilized hedging transactions with respect to a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce our exposure to price fluctuations, but we have utilized no such transactions since 1996. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. We did not enter into any commodity hedging agreements during the three months ended March 31, 2001 or 2000.

INTEREST RATES

Total long-term debt at March 31, 2001, consisted of $213 million of fixed-rate senior unsecured notes maturing in 2003 ($108 million) and 2007 ($105 million). A hypothetical 10 percent adverse change in the floating rate would not have had a material affect on our results of operations for the three months ended March 31, 2001.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                   None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   None.

ITEM 5.    OTHER INFORMATION
                   None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                  10.24 Note payable agreement dated March 8, 2001 between Benton -Vinccler, C.A. and Banco Mercantil, C.A. related to a note in the principal amount of $6,000,000 with interest at LIBOR plus five percent, for financing of Tucupita Pipeline.

                  10.25 Note payable agreement dated March 8, 2001 between Benton -Vinccler, C.A. and Banco Mercantil, C.A. related to a note in the principal amount of 4,435,200,000 Venezuelan Bolivars (approximately $6.3 million) at a floating interest rate, for financing of Tucupita Pipeline.

                  (b)  Reports on Form 8-K
                        None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BENTON OIL AND GAS COMPANY


Dated:   May 14, 2001                By:  /s/Peter J. Hill
                                          ------------------------------
                                          Peter J. Hill
                                          President and Chief Executive Officer

Dated:   May 14, 2001                By:  /s/Steven W. Tholen
                                          -------------------------------
                                          Steven W. Tholen
                                          Senior Vice President of Finance and
                                          Administration
                                          and Chief Financial Officer