Form 10-Q
period 2001-06-30
BENTON OIL & GAS CO
filed 2001-08-13
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                     Quarterly Report Under Section 13 or 15(d)
     [X]               of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2001 or

                 Transition Report Pursuant to Section 13 or 15(d)
     [  ]              of the Securities Act of 1934 for the
                       Transition Period from _____ to _____

                           COMMISSION FILE NO. 1-10762

                                ---------------

                           BENTON OIL AND GAS COMPANY
             (Exact name of registrant as specified in its charter)


                        DELAWARE                                                             77-0196707
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification Number)

          15835 PARK TEN PLACE DRIVE, SUITE 115
                      HOUSTON, TEXAS                                                            77084
         (Address of principal executive offices)                                             (Zip Code)


        Registrant's telephone number, including area code (281) 579-6700


                       6267 CARPINTERIA AVENUE, SUITE 200
                          CARPINTERIA, CALIFORNIA 93013
              (former name, former address, and former fiscal year,
                         if changed since last report)

                                ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes _X_    No___


                                ---------------


                    At August 10, 2001, 33,946,919 shares of
                 the Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES



                                                                                                                       Page
                                                                                                                       ----

PART I       FINANCIAL INFORMATION

             Item 1.    FINANCIAL STATEMENTS
                          Consolidated Balance Sheets at June 30, 2001
                                 and December 31, 2000 (Unaudited)........................................................3
                          Consolidated Statements of Income for the Three and Six
                                 Months Ended June 30, 2001 and 2000 (Unaudited)..........................................4
                          Consolidated Statements of Cash Flows for the Six
                                 Months Ended June 30, 2001 and 2000 (Unaudited)..........................................5
                          Notes to Consolidated Financial Statements......................................................7

             Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............................................................21

             Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................31


PART II  OTHER INFORMATION

             Item 1.    LEGAL PROCEEDINGS................................................................................33

             Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................33

             Item 3.    DEFAULTS UPON SENIOR SECURITIES..................................................................33

             Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................33

             Item 5.    OTHER INFORMATION................................................................................33

             Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................................33

SIGNATURES...............................................................................................................33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      2001                2000
                                                                               ------------------  -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  28,329           $  15,132
   Restricted cash                                                                        12                  12
   Marketable securities                                                                  --               1,303
   Accounts and notes receivable:
       Accrued oil revenue                                                            32,018              38,003
       Joint interest and other, net                                                   6,716               6,778
   Prepaid expenses and other                                                          2,098               2,404
                                                                                   ---------           ---------
                  TOTAL CURRENT ASSETS                                                69,173              63,632

RESTRICTED CASH                                                                           16              10,920

OTHER ASSETS                                                                           5,360               5,891
DEFERRED INCOME TAXES                                                                  4,517               4,293

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES                                   87,992              77,741
PROPERTY AND EQUIPMENT:
   Oil and gas properties (full cost method - costs of $16,892 and
       $16,634 excluded from amortization in 2001 and 2000, respectively)            512,441             490,548
   Furniture and fixtures                                                             10,333              11,049
                                                                                   ---------           ---------
                                                                                     522,774             501,597
   Accumulated depletion, impairment and depreciation                               (389,715)           (377,627)
                                                                                   ---------           ---------
                                                                                     133,059             123,970
                                                                                   ---------           ---------
                                                                                   $ 300,117           $ 286,447
                                                                                   =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade and other                                               $  10,690           $  12,804
   Accrued expenses                                                                   26,245              25,797
   Accrued interest payable                                                            3,901               3,733
   Income taxes payable                                                                8,026               3,214
   Short-term borrowings                                                                  --               5,714
   Current portion of long-term debt                                                   2,499                  --
                                                                                   ---------           ---------
                  TOTAL CURRENT LIABILITIES                                           51,361              51,262

LONG-TERM DEBT                                                                       222,370             213,000

COMMITMENTS AND CONTINGENCIES                                                             --                  --

MINORITY INTEREST                                                                     12,115               9,281

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none                                                                --                  --
   Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 33,947 shares at June 30, 2001 and 33,872 shares at
         December 31, 2000                                                               339                 339
   Additional paid-in capital                                                        156,873             156,629
   Retained deficit                                                                 (142,242)           (143,365)
   Treasury stock, at cost, 50 shares                                                   (699)               (699)
                                                                                   ---------           ---------
         TOTAL STOCKHOLDERS' EQUITY                                                   14,271              12,904
                                                                                   ---------           ---------
                                                                                   $ 300,117           $ 286,447
                                                                                   =========           =========


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                               ------------------------------      -------------------------------
                                                                   2001              2000               2001               2000
                                                               -------------     ------------      -------------       -----------
REVENUES
   Oil and natural gas sales                                      $32,844           $32,111           $ 67,182           $ 63,544
                                                                  -------           -------           --------           --------
                                                                   32,844            32,111             67,182             63,544
                                                                  -------           -------           --------           --------

EXPENSES
   Operating expenses                                               9,641            12,366             22,505             21,784
   Depletion, depreciation and amortization                         6,799             3,743             12,705              7,513
   Write-downs of oil and gas properties and impairments              411             1,069                411              1,069
   General and administrative                                       5,691             4,150             10,420              8,542
   Taxes other than on income                                       1,951             1,147              3,126              2,314
                                                                  -------           -------           --------           --------
                                                                   24,493            22,475             49,167             41,222
                                                                  -------           -------           --------           --------

INCOME FROM OPERATIONS                                              8,351             9,636             18,015             22,322

OTHER NON-OPERATING INCOME (EXPENSE)
   Investment income and other                                        863             2,283              1,663              4,328
   Interest expense                                                (6,154)           (7,465)           (12,338)           (14,910)
   Net gain (loss)  on exchange rates                                 139               (19)               219                133
                                                                  -------           -------           --------           --------
                                                                   (5,152)           (5,201)           (10,456)           (10,449)
                                                                  -------           -------           --------           --------

 INCOME FROM CONSOLIDATED COMPANIES
     BEFORE INCOME TAXES AND MINORITY INTERESTS                     3,199             4,435              7,559             11,873

INCOME TAX EXPENSE                                                  3,881             3,538              7,077              8,073
                                                                  -------           -------           --------           --------
INCOME (LOSS) BEFORE MINORITY INTERESTS                              (682)              897                482              3,800

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY
    COMPANIES                                                       1,541             1,336              2,834              2,971
                                                                  -------           -------           --------           --------

INCOME  (LOSS) FROM CONSOLIDATED COMPANIES                         (2,223)             (439)            (2,352)               829

EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES                      1,061               177              3,475              1,904
                                                                  -------           -------           --------           --------

NET INCOME (LOSS)                                                 $(1,162)          $  (262)          $  1,123           $  2,733
                                                                  =======           =======           ========           ========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                          $ (0.03)          $ (0.01)          $   0.03           $   0.09
                                                                  =======           =======           ========           ========
   Diluted                                                        $ (0.03)          $ (0.01)          $   0.03           $   0.09
                                                                  =======           =======           ========           ========


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------------
                                                                                    2001               2000
                                                                                --------------    --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  1,123           $  2,733
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depletion, depreciation and amortization                                       12,705              7,513
     Write-downs of oil and gas properties                                             411              1,069
     Amortization of financing costs                                                   698                698
     Equity in earnings of affiliated companies                                     (3,475)            (1,904)
     Allowance for employee notes and accounts receivable                              164                164
     Non-cash compensation-related charges                                             244                 35
     Minority interest in undistributed earnings of subsidiaries                     2,834              2,971
     Deferred income taxes                                                            (224)               211
     Changes in operating assets and liabilities:
        Accounts and notes receivable                                                5,883             (5,188)
        Prepaid expenses and other                                                     306                335
        Accounts payable                                                            (2,114)             3,100
        Accrued expenses                                                               448              5,693
        Accrued interest payable                                                       168                 27
        Income taxes payable                                                         4,812              5,971
                                                                                  --------           --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                 23,983             23,428
                                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                             (22,205)           (23,330)
   Investment in and advances to affiliated companies                               (6,776)            (5,533)
   Increase in restricted cash                                                         (57)               (96)
   Decrease in restricted cash                                                      10,961                 --
   Purchase of marketable securities                                               (15,067)           (13,079)
   Maturities of marketable securities                                              16,370             16,492
                                                                                  --------           --------
          NET CASH USED IN INVESTING ACTIVITIES                                    (16,774)           (25,546)
                                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options                                             --                215
Proceeds from issuance of short-term borrowings and notes payable                   19,909                 --
Payments on short-term borrowings and notes payable                                (13,754)                (2)
(Increase) decrease in other assets                                                   (167)               446
                                                                                  --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                  5,988                659
                                                                                  --------           --------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      13,197             (1,459)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    15,132             21,147
                                                                                  --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 28,329           $ 19,688
                                                                                  ========           ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for interest expense                               $ 12,860           $ 14,339
                                                                                  ========           ========
   Cash paid during the period for income taxes                                   $  1,142           $  1,795
                                                                                  ========           ========


See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2000, we reclassified financing costs in the amount of $2.6 million to a current receivable from Geoilbent (see Note 7).

See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

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

INTERIM REPORTING

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000, for additional disclosures, including a summary of our accounting policies.

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

ACCOUNTS AND NOTES RECEIVABLE

Allowance for doubtful accounts related to employee notes was $6.3 million and $6.2 million at June 30, 2001 and December 31, 2000, respectively (see Note 11). Allowance for doubtful accounts related to joint interest and other accounts receivable was $0.3 million at June 30, 2001 and December 31, 2000.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We did not have any items of other comprehensive income during the three and six month periods ended June 30, 2001 or June 30, 2000 and, in accordance with SFAS 130, have not provided a separate statement of comprehensive income.

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


                                                                       INCOME/                                 AMOUNT PER
                                                                        (LOSS)              SHARES                SHARE
                                                                     -------------        ------------         ------------
         FOR THE THREE MONTHS ENDED JUNE 30, 2001
         BASIC EPS
         Income attributable to common stockholders                     $(1,162)              33,947              $(0.03)
                                                                        ========            =========             ========

         DILUTED EPS
         Income attributable to common stockholders                     $(1,162)              33,947              $(0.03)
                                                                        ========            =========             ========

         FOR THE THREE MONTHS ENDED JUNE 30, 2000
         BASIC EPS
         Income attributable to common stockholders                     $  (262)              29,662              $(0.01)
                                                                        ========            =========             ========


         DILUTED EPS
         Income attributable to common stockholders                     $  (262)              29,662              $(0.01)
                                                                        ========            =========             ========


                                                                       INCOME/                                 AMOUNT PER
                                                                        (LOSS)              SHARES                SHARE
                                                                     -------------        ------------         ------------
         FOR THE SIX MONTHS ENDED JUNE 30, 2001
         BASIC EPS
         Income attributable to common stockholders                     $ 1,123               33,944               $ 0.03
                                                                        ========             ========             ========

         Effect of dilutive securities:
         Stock options and warrants                                          --                   59
                                                                        --------             --------


         DILUTED EPS
         Income attributable to common stockholders                     $ 1,123               34,003               $ 0.03
                                                                        ========             ========             ========

         FOR THE SIX MONTHS ENDED JUNE 30, 2000
         BASIC EPS
         Income attributable to common stockholders                     $ 2,733               29,625                $0.09
                                                                        ========             ========             ========

         Effect of dilutive securities:
         Stock options and warrants                                          --                  268
                                                                        --------             --------

         DILUTED EPS
         Income attributable to common stockholders                     $ 2,733               29,893                $0.09
                                                                        ========             ========             ========


An aggregate of 6.7 million and 7.2 million options and warrants were excluded from the earnings per share calculations because the exercise price exceeded the average share price during the three month periods ended June 30, 2001 and 2000, respectively. An aggregate of 6.7 million and 5.7 million options and warrants were excluded from the earnings per share calculations because the exercise price exceeded the average share price during the six month periods ended June 30, 2001 and 2000, respectively.


PROPERTY AND EQUIPMENT

We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). All costs associated with the acquisition, exploration, and development of oil and natural gas reserves are capitalized as incurred, including exploration overhead of $0.4 million and $0.8 million for the six months ended June 30, 2001 and 2000, respectively, and capitalized interest of $0.4 million and $0.3 million for the six months ended June 30, 2001 and 2000, respectively. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

The costs of unproved properties are excluded from amortization until the properties are evaluated. Excluded costs attributable to the China and other cost centers were $16.9 million and $16.6 million at June 30, 2001 and December 31, 2000, respectively. We regularly evaluate our unproved properties on a country by country basis for possible impairment. If we abandon all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty. Substantially all of the excluded costs at June 30, 2001 and December 31, 2000 relate to the acquisition of Benton Offshore China Company and exploration related to its Wan `An Bei property. The remaining excluded costs of $0.7 million are expected to be included in amortizable costs during the next two to three years. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was substantially all attributable to the Venezuelan cost center for the six months ended June 30, 2001 and 2000, was $10.6 million and $6.7 million ($2.12 and $1.48 per equivalent barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally five years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $2.1 million and $0.8 million for the six months ended June 30, 2001 and 2000, respectively. Additionally, as a result of the reduction in force and corporate restructuring discussed below, the value of unamortized leasehold improvements has been reduced by $0.8 million for the anticipated loss on subleasing the Carpinteria headquarters and the carrying value of fixed assets has been reduced by $0.4 million.

REDUCTION IN FORCE AND CORPORATE RESTRUCTURING

In June 2001, we adopted a plan designed to reduce general and administrative costs, including exploration overhead, at our corporate headquarters and to transfer geological and geophysical activities to our overseas offices in Maturin, Venezuela and in Western Siberia and Moscow, Russia. The reduction in general and administrative costs will be accomplished by reducing our headquarters staff and relocating our headquarters to Houston, Texas from Carpinteria, California. As a result, we recorded restructuring charges of $2.1 million, $0.9 million of which are included in general and administrative expenses and $1.2 million of which are included in depletion, depreciation and amortization. The restructuring charges include $0.9 million for severance and termination benefits for 27 employees, $0.8 million for the anticipated loss on subleasing the Carpinteria headquarters and $0.4 million for the reduction in the carrying value of fixed assets that will not be transferred to Houston. The implementation of the plan is expected to be substantially complete by the end of the third quarter of 2001. During June 2001, nine employees were terminated and $0.1 million in severance payments were paid. As of June 30, 2001, the accrued expenses associated with the reduction in force and corporate restructuring plan, substantially all of which were for employee severance and termination benefits, were $0.8 million.

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

Equity in earnings and losses and investments in and advances to companies accounted for using the equity method are as follows (in thousands):

                                              GEOILBENT, LTD.                ARCTIC GAS COMPANY                     TOTAL
                                        ----------------------------     ---------------------------     ---------------------------
                                         JUNE 30,      DECEMBER 31,      JUNE 30,      DECEMBER 31,      JUNE 30,     DECEMBER 31,
                                             2001              2000          2001              2000          2001             2000
                                        ----------    --------------     ---------    --------------     ---------    --------------
Investments
    Equity in net assets                  $28,056           $28,056       $(2,445)          $(2,218)      $25,611          $25,838
    Other costs, net of amortization         (118)             (202)       22,888            19,058        22,770           18,856
                                          -------           -------       -------           -------       -------          -------
      Total investments                    27,938            27,854        20,443            16,840        48,381           44,694

Advances                                       --                --        25,082            21,986        25,082           21,986

Equity in earnings (losses)                16,638            12,310        (2,109)           (1,249)       14,529           11,061
                                          -------           -------       -------           -------       -------          -------

      Total                               $44,576           $40,164       $43,416           $37,577       $87,992          $77,741
                                          =======           =======       =======           =======       =======          =======


NOTE 3 - LONG-TERM DEBT AND LIQUIDITY

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                    JUNE 30,            DECEMBER 31,
                                                                      2001                  2000
                                                                   ---------             ---------
       Senior unsecured notes with interest at 9.375%.
           See description below.                                  $ 105,000             $ 105,000
       Senior unsecured notes with interest at 11.625%.
           See description below.                                    108,000               108,000
       Note payable with interest at 10.08%
           See description below.                                      5,700                    --
       Note payable with interest at 21.0%
           See description below.                                      6,169                    --
                                                                   ---------             ----------
                                                                     224,869               213,000
       Less current portion                                            2,499                    --
                                                                   ---------             ----------
                                                                   $ 222,370             $ 213,000
                                                                   =========             ==========


In November 1997, we issued $115 million in 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes"), of which we subsequently repurchased $10 million at their par value. In May 1996, we issued $125 million in 11.625 percent senior unsecured notes due May 1, 2003 ("2003 Notes"), of which we repurchased $17 million at their discounted value in September 2000 and November 2000 with the issuance of 4.2 million common shares with a market value of $9.3 million and cash of $3.5 million plus accrued interest. Interest on the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investments and capital expenditures, dividends, mergers and sales of assets. At June 30, 2001, we were in compliance with all covenants of the indentures.

In March 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank, in the form of two loans, for construction of a 31-mile oil pipeline that will connect the Tucupita Field production facility with the Uracoa central processing unit. The first loan, with an original principal amount of $6 million, bears interest payable monthly based on 90-day LIBOR plus 5 percent with principal payable quarterly for five years. The second loan, in the amount of 4.4 billion Venezuelan Bolivars (approximately $6.3 million), bears interest payable monthly based on a mutually agreed interest rate determined quarterly or a six-bank average published by the central bank of Venezuela. The interest rate for the initial quarterly period was 16.5 percent and on June 9, 2001, the interest rate increased to 21 percent. Principal on the second loan is payable quarterly for five years beginning in September 2001. The loans provide for certain limitations on dividends, mergers and sale of assets. At June 30, 2001, we were in compliance with all covenants of the loans.

LIQUIDITY

As a result of our substantial leverage and disappointing financial results prior to 2000, our equity and public debt values have eroded significantly. In order to effectuate the changes necessary to restore our financial flexibility and to enhance our ability to execute a viable strategic plan, we undertook several significant actions beginning in 2000, including:

o hiring a new President and Chief Executive Officer, a new Senior Vice President and Chief Financial Officer and a new Vice President and General Counsel;
o reconstituting our Board of Directors with industry executives with proven experience in oil and natural gas operations, finance and international operations;
o        redefining our strategic priorities to focus on value creation;
o initiating capital conservation steps and financial transactions, including the repurchase of some of our outstanding senior notes, designed to de-leverage the Company and improve our cash flow for reinvestment;
o undertaking a comprehensive study of our core Venezuelan asset to attempt to enhance the value of its production to ultimately increase cash flow and potentially extend its productive life;
o pursuing means to accelerate the commercial development of our Russian assets;
o seeking relief from certain restrictive provisions of our debt instruments; and
o adopting a plan designed to reduce general and administrative costs at our corporate headquarters by $3 - 4 million, or approximately 50 percent, and to transfer geological and geophysical activities to our overseas offices.

We continue to aggressively explore means by which to maximize stockholder value. We believe that we possess significant producing properties in Venezuela which have yet to be optimized and valuable unexploited acreage in Venezuela and Russia. In fact, we believe the new well drilled in the South Tarasovskoye Field in July 2001 significantly increases the value of our Russian properties and we are reviewing alternatives to maximize their value. These alternatives include accelerating the Russian development program and the potential sale of all or part of the Russian assets. However, the intrinsic value of our assets is burdened by a heavy debt load and constraints on capital to further exploit such opportunities.

Therefore, we, with the advice of our financial and legal advisers, after having conducted a comprehensive review to consider our strategic alternatives, initiated a process in May 2001 intended to effectively extend the maturity of the senior notes due May 1, 2003 by exchanging new 13.125 percent senior notes due December 2007 plus warrants to purchase shares of our common stock for each of the 2003 Notes. While we believe the terms of the exchange offer made to the holders of the 2003 Notes were in the best interest of the noteholders and other Benton stakeholders, the majority of the noteholders would not exchange their notes for notes of a longer maturity on economic terms which were acceptable to us. As a result, the exchange offer was withdrawn in July 2001. In August 2001, we began soliciting consents from the holders of both the 2003 Notes and the 2007 Notes to amend certain covenants in the indentures governing the notes to enable Arctic Gas Company to incur nonrecourse debt of up to $77 million to fund its oil and gas development program. As an incentive to consent, we are offering to pay each noteholder an amount in cash equal to $2.50 per $1,000 principal amount of notes held for which executed consents are received. Additionally, we have adopted a plan designed to reduce general and administrative costs at our corporate headquarters and to transfer geological and geophysical activities to our overseas offices in Maturin, Venezuela and in Western Siberia and Moscow, Russia. We continue to evaluate other strategic alternatives including, but not limited to, selling all or part of our existing assets in Venezuela and Russia, or the sale of the Company. However, no assurance can be given that any of these steps can be successfully completed or that we ultimately will determine that any of these steps should be taken.

As a result of the decline in oil prices, in 1999 we instituted a capital expenditure program to reduce expenditures to those that we believed were necessary to maintain current producing properties. In the second half of 1999, oil prices recovered substantially. In December 1999, we entered into incentive-based development alliance agreements with Schlumberger and Helmerich & Payne as part of our plans to resume development of the South Monagas Unit in Venezuela (see Note 8). During 2000, we drilled 26 oil wells in the Uracoa Field under the alliance agreements utilizing Schlumberger's technical and engineering resources. In January 2001, we suspended the development drilling program until the second half of 2001 in order to thoroughly review all aspects of operations and to integrate field performance to date with revised computer simulation modeling and improved well completion technology.

While no assurance can be given, we currently believe that our capital resources and liquidity will be adequate to fund our planned capital expenditures, investments in and advances to affiliates and semiannual interest payment obligations for the next 12 months. This expectation is based upon our current estimate of projected price levels, production and the availability of short-term working capital facilities of up to $11 million during the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA. Actual results could be materially affected if there is a significant decrease in either price or production levels related to the South Monagas Unit. Future cash

                                                                              12
flows are subject to a number of variables including, but not limited to, the level of production and prices, as well as various economic conditions that have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control. We estimate that a change in the price of oil of $1.00 per barrel would affect cash flow from operations by approximately $0.8 million based on our second quarter production rates and cost structure.

In October 2000, an uncommitted short-term working capital facility of 8 billion Bolivars (approximately $11 million) was made available to Benton-Vinccler by a Venezuelan commercial bank. The credit facility bears interest at fixed rates for 30-day periods, is guaranteed by us and contains no restrictive or financial ratio covenants. In January 2001, Benton-Vinccler borrowed 5.4 billion Bolivares (approximately $7.7 million) under this facility, which they repaid in February 2001. At June 30, 2001, the facility had no outstanding balance.

We have significant debt principal obligations payable in 2003 and 2007. During September 2000, we exchanged 2.7 million shares of our common stock, plus accrued interest, for $8 million face value of our 11.625 percent senior notes due in 2003 and purchased $5 million face value of our 2003 senior notes for cash of $3.5 million plus accrued interest. Additionally, in November 2000, we exchanged 1.5 million shares of our common stock, plus accrued interest, for an aggregate $4 million face value of our 11.625 percent senior notes due in 2003. We may exchange additional common stock or cash for senior notes at a substantial discount to their face value if available on economic terms and subject to certain limitations. Under the rules of the New York Stock Exchange, the common stockholders would need to approve the issuance of an aggregate of more than 5.9 million shares of common stock in exchange for senior notes. The effect on existing stockholders of further issuances in excess of 5.9 million shares of common stock in exchange for senior notes will be to materially dilute the existing stockholders if material portions of the senior notes are exchanged. The dilutive effect on the common stockholders would depend upon a number of factors, the primary ones being the number of shares issued, the price at which the common stock is issued and the discount on the senior notes exchanged.

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

Benton Vinccler produces natural gas associated with the production of oil in the South Monagas Unit. A portion of the natural gas is consumed as fuel for field operations and the remaining natural gas is re-injected. Benton Vinccler has been in discussions with PDVSA for several years regarding the appropriate amount to pay PDVSA for the natural gas consumed as fuel and has, to date, recorded a liability based on rates previously charged by PDVSA. It is uncertain when a final agreement regarding the payment for natural gas consumed as fuel will be reached or if the amounts accrued will reflect the ultimate settlement of the obligation.

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

We lease office space in Carpinteria, California under two long-term lease agreements that are subject to annual rent adjustments based on certain changes in the Consumer Price Index. We lease 17,500 square feet of space in a building that we no longer occupy under a lease agreement that expires in December 2004; all of this office space has been subleased for rents that approximate our lease costs. Additionally, we lease 51,000 square feet of space in a separate building for approximately $79,000 per month under a lease agreement that expires in August 2013; we have subleased 31,000 square feet of office space in this building for approximately $51,000 per month. In July 2001, we entered into a three-year lease agreement for 8,600 square feet of office space in a building in Houston, Texas for approximately $11,000 per month.

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME
Benton-Vinccler pays municipal taxes of approximately 3.0 percent on operating fee revenues it receives for production from the South Monagas Unit. We have incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                                    SIX MONTHS ENDED JUNE 30,
                                      2001            2000
                                     ------          ------

Venezuelan Municipal Taxes           $2,520          $1,646
Franchise Taxes                          60              74
Payroll and Other Taxes                 546             594
                                     ------          ------
                                     $3,126          $2,314
                                     ======          ======


Venezuelan municipal taxes for the six months ended June 30, 2001 include an adjustment of $0.8 million due to a change in tax rates at the South Monagas Unit in Venezuela.

TAXES ON INCOME

At December 31, 2000, we had, for federal income tax purposes, operating loss carryforwards of approximately $103 million expiring in the years 2003 through 2020. If the carryforwards are ultimately realized, approximately $13 million will be credited to additional paid-in capital for tax benefits associated with deductions for income tax purposes related to stock options. During the six months ended June 30, 2001, we recorded deferred tax assets generated from current period operating losses and a valuation allowance of $3.1 million.

We do not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of our ongoing business.

 NOTE 6 - OPERATING SEGMENTS

The Company regularly allocates resources to and assesses the performance of its operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela and USA operating segments are derived primarily from the production and sale of oil and natural gas. Operations included under the heading "USA and Other" include corporate management, exploration and production activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the USA and Other segment and are not allocated to other operating segments.


                                         THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                         ---------------------------           ---------------------------
                                           2001               2000               2001               2000
                                         --------           --------           --------           --------
OPERATING SEGMENT REVENUES
Oil and natural gas sales:
   Venezuela                             $ 32,843           $ 31,960           $ 67,182           $ 63,393
   United States and other                     --                151                 --                151
                                         --------           --------           --------           --------
        Total oil and gas sales            32,843             32,111             67,182             63,544
                                         --------           --------           --------           --------

OPERATING SEGMENT INCOME (LOSS)
   Venezuela                                6,106              5,301             10,892             12,048
   Russia                                     749               (427)             2,905                874
   United States and other                 (8,018)            (5,136)           (12,675)           (10,189)
                                         --------           --------           --------           --------
        Net income (loss)                $ (1,163)          $   (262)          $  1,122           $  2,733
                                         ========           ========           ========           ========


                                         JUNE 30,          DECEMBER 31,
                                           2001                2000
                                        ---------           ---------
OPERATING SEGMENT ASSETS
   Venezuela                            $ 181,530           $ 166,462
   Russia                                  88,650              78,406
   United States and other                138,188             156,780
                                        ---------           ---------
   Subtotal                               408,368             401,648
   Intersegment eliminations             (108,251)           (115,201)
                                        ---------           ---------
      Total assets                      $ 300,117           $ 286,447
                                        =========           =========

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT

We own 34 percent of Geoilbent, a Russian limited liability company formed in 1991 that develops, produces and markets crude oil from the North Gubkinskoye, Prisklonovoye and South Tarasovskoye Fields in the West Siberia region of Russia. Our investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the six months ended March 31, 2001 and 2000 were 2,479,110 barrels and 1,929,822 barrels, respectively. Prices for crude oil for the six months ended March 31, 2001 and 2000 averaged $19.08 and $15.51 per barrel, respectively. Depletion expense attributable to Geoilbent for the six months ended March 31, 2001 and 2000 was $2.58 and $2.32 per barrel, respectively. Financial information for Geoilbent follows (in thousands). All amounts represent 100 percent of Geoilbent.

STATEMENTS OF INCOME:

                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             MARCH 31,                              MARCH 31,
                                                    ---------------------------           ---------------------------
                                                      2001               2000               2001               2000
                                                    --------           --------           --------           --------
Revenues
  Oil sales                                         $ 19,685           $ 11,785           $ 47,304           $ 29,929
                                                    --------           --------           --------           --------
                                                      19,685             11,785             47,304             29,929
                                                    --------           --------           --------           --------

Expenses
  Operating expenses                                   1,961              1,892              4,802              4,272
  Depletion, depreciation and amortization             3,276              2,106              6,404              4,478
  General and administrative                           1,203                499              2,175              1,142
  Taxes other than on income                           5,717              3,110             14,793              6,108
                                                    --------           --------           --------           --------
                                                      12,157              7,607             28,174             16,000
                                                    --------           --------           --------           --------

Income from operations                                 7,528              4,178             19,130             13,929

Other Non-Operating Income (Expense)
  Other income (expense)                                 168               (138)               474               (374)
  Interest expense                                    (1,949)            (1,568)            (3,972)            (3,578)
  Net gain (loss) on exchange rates                      303                 13                438               (380)
                                                    --------           --------           --------           --------
                                                      (1,478)            (1,693)            (3,060)            (4,332)
                                                    --------           --------           --------           --------

Income before income taxes                             6,050              2,485             16,070              9,597

Income tax expense                                     1,454                938              3,340              2,391
                                                    --------           --------           --------           --------

Net income                                          $  4,596           $  1,547           $ 12,730           $  7,206
                                                    ========           ========           ========           ========

BALANCE SHEETS:

                                                         MARCH 31,         SEPTEMBER 30,
                                                            2001                2000
                                                         ---------           ---------

Current assets:
  Cash and cash equivalents                              $  14,717           $  14,494
  Accounts receivable
     Trade and other                                         6,709               2,937
     Accrued oil revenue                                       451               3,881
  Inventory - materials                                     12,176               7,955
  Prepaid expenses and other                                 2,323                 803
                                                         ---------           ---------
     Total current assets                                   36,376              30,070

Other assets                                                 1,278               1,407

Property and equipment
  Oil and gas properties (full cost method)                227,972             212,308
  Accumulated depletion and depreciation                   (56,900)            (50,496)
                                                         ---------           ---------
                                                           171,072             161,812
                                                         ---------           ---------
     Total assets                                        $ 208,726           $ 193,289
                                                         =========           =========

Current liabilities:
  Accounts payable, trade and other                      $  15,721           $  14,562
  Accrued expenses                                           4,489               4,327
  Accrued interest payable                                   1,221               1,503
  Income taxes payable                                       3,615               1,853
  Current portion of long-term debt                         22,227              10,455
                                                         ---------           ---------
     Total current liabilities                              47,273              32,700

Long-term debt                                              30,000              41,866

Commitments and contingencies                                   --                  --

Equity
  Contributed capital                                       82,518              82,518
  Retained earnings                                         48,935              36,205
                                                         ---------           ---------
                                                           131,453             118,723
                                                         ---------           ---------
     Total liabilities and stockholders' equity          $ 208,726           $ 193,289
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

During 1996 and 1997, we incurred $4.1 million in financing costs related to the establishment of the EBRD financing, which are recorded in other assets and are subject to amortization over the life of the facility. In 1998, under an agreement with EBRD,

Geoilbent ratified an agreement to reimburse us for $2.6 million of such costs, which were then included in accounts receivable. During 2000, Geoilbent paid the accounts receivable.

In October 1995, Geoilbent entered into an agreement with Morgan Guaranty for a credit facility under which we provide cash collateral for the loans to Geoilbent. In conjunction with Geoilbent's reserve-based loan agreements with the EBRD and IMB, repayment of the credit facility was subordinated to payments due to the EBRD and IMB and, accordingly, the credit facility was reclassified from current to long-term in 1998. In May 2001, Geoilbent entered into an agreement with IMB to borrow $3.3 million to repay the Morgan credit facility and, as a result, our cash collateral was returned. The loan from IMB is due on November 15, 2002, bears interest at LIBOR plus 6 percent and requires quarterly payments of principal and interest of approximately $0.6 million beginning in August 2001.

Excise, pipeline and other tariffs and taxes continue to be levied on all oil producers and certain exporters, including an oil export tariff that decreased to 22 Euros per ton (approximately $2.70 per barrel) on March 18, 2001 from 48 Euros per ton in January 2001. The export tariff increased to 30.5 Euros per ton (approximately $3.64 per barrel) in July 2001. We are unable to predict the impact of taxes, duties and other burdens for the future for our Russian operations.

ARCTIC GAS COMPANY

In April 1998, we signed an agreement to earn a 40 percent equity interest in Arctic Gas Company. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate, and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 794,972 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Under the terms of a Cooperation Agreement with Arctic Gas, we will earn a 40 percent equity interest in exchange for providing the initial capital needed to achieve economic self-sufficiency through its own oil and gas production. Our capital commitment will be in the form of a credit facility of up to $100 million for the project, the terms and timing of which have yet to be finalized. Pursuant to the Cooperation Agreement, we have received voting shares representing a 40 percent ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. As of June 30, 2001, we had loaned $25.1 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3 percent, and had earned the right to remove restrictions from shares representing an approximate 10 percent equity interest. From December 1998 through April 2001, we purchased shares representing an additional 20 percent equity interest not subject to any sale or transfer restrictions. We owned a total of 60 percent of the outstanding voting shares of Arctic Gas as of June 30, 2001, of which approximately 30 percent were not subject to any restrictions.

We account for our interest in Arctic Gas using the equity method due to the significant influence we exercise over the operating and financial policies of Arctic Gas. Our share in the losses of Arctic Gas were $0.9 million and $0.5 million for the six month periods ended March 31, 2001 and 2000, respectively. For the six months ended March 31, 2001 and 2000 we had a weighted-average equity interest of 28 percent and 24 percent, respectively, not subject to any sale or transfer restrictions. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between us and Arctic Gas, or change any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

Arctic Gas began selling oil in June 2000. Sales quantities attributable to Arctic Gas for the six months ended March 31, 2001 were 207,633 barrels, prices for crude oil for the six months ended March 31, 2001 averaged $16.57 per barrel and depletion expense attributable to Arctic Gas for the six months ended March 31, 2001 was $1.51 per barrel.

Summarized financial information for Arctic Gas follows (in thousands). All amounts represent 100 percent of Arctic Gas.

STATEMENTS OF OPERATIONS:

                                                   THREE MONTHS ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                                    -------------------------           -------------------------
                                                      2001             2000              2001              2000
                                                    -------           -------           -------           -------
Oil Sales                                           $ 1,424           $    --           $ 3,441           $    --

Expenses
  Operating expenses                                  1,091               291             2,235               291
  Depletion, depreciation and amortization              135               170               313               192
  General and administrative                            661               571             1,296               852
  Taxes other than on income                            835               156             1,773               171
                                                    -------           -------           -------           -------
                                                      2,722             1,188             5,617             1,506
                                                    -------           -------           -------           -------
Loss from operations                                 (1,298)           (1,188)           (2,176)           (1,506)

Other Non-Operating Income (Expense)
  Net gain (loss) on exchange rates                       1                --              (282)             (237)
  Interest expense                                     (461)             (264)             (765)             (490)
                                                    -------           -------           -------           -------
                                                       (460)             (264)           (1,047)             (727)
                                                    -------           -------           -------           -------

Loss before income taxes                             (1,758)           (1,452)           (3,223)           (2,233)

Income tax benefit                                       --                --              (189)               --
                                                    -------           -------           -------           -------
Net loss                                            $(1,758)          $(1,452)          $(3,034)          $(2,233)
                                                    =======           =======           =======           =======


BALANCE SHEET DATA:

                                                    MARCH 31,       SEPTEMBER 30,
                                                      2001              2000
                                                    --------          --------

Current assets                                      $  3,115          $  1,205
Other assets                                          12,930            10,120
Current liabilities                                   31,081            23,955
Net deficit                                          (15,036)          (12,630)


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

In December 1999, we entered into agreements with Schlumberger and Helmerich & Payne to further develop the South Monagas Unit pursuant to a long-term incentive-based development program. Schlumberger has agreed to financial incentives intended to reduce drilling costs, improve initial production rates of new wells and to increase the average life of the downhole pumps at South Monagas. As part of Schlumberger's commitment to the program, it provides additional technical and engineering resources on-site full-time in Venezuela and at our offices in Carpinteria, California. As of December 31, 2000, 26 wells have been drilled under the alliance program. In January 2001, we suspended the development drilling program until the second half of 2001 in order to thoroughly review all aspects of operations in order to integrate field performance to date with revised computer simulation modeling and improved well completion technology.

In January 1996, we and our bidding partners, predecessor companies acquired over time by Burlington Resources, Inc. ("Burlington") and Anadarko Petroleum Corporation ("Anadarko"), were awarded the right to explore and develop the Delta Centro Block in Venezuela. The contract required a minimum exploration work program consisting of a seismic survey and the drilling of three wells within five years. At the time the block was tendered for international bidding, PDVSA estimated that this minimum exploration work program would cost $60 million and required that we and the other partners each post a performance surety bond or standby letter of credit for our pro rata share of the estimated work commitment expenditures. We had a 30 percent interest in the exploration venture, with Burlington and Anadarko each owning a 35 percent interest. In July 1996, formal agreements were finalized and executed, and we posted an $18 million standby letter of credit, collateralized in full by a time deposit, to secure our 30 percent share of the minimum exploration work program (see Note
4). During 1999, the Block's first exploration well, the Jarina 1-X, penetrated a thick potential reservoir sequence, but encountered no hydrocarbons. In January 2001, we and our bidding partners reached an agreement with Corporacion Venezolana del Petroleo, S.A. to terminate the contract in exchange for the unused portion of the standby letter of credit of $7.7 million. As a result, we included $7.7 million of restricted cash that collateralized the letter of credit in the Venezuelan full cost pool. As of June 30, 2001, our share of expenditures to date on the Delta Centro Block was $23.1 million.

NOTE 9 - UNITED STATES OPERATIONS

In April and May 2000, we entered into agreements with Coastline Energy Corporation ("Coastline") for the purpose of acquiring, exploring and developing oil and gas prospects both onshore and in the state waters of the Gulf Coast states of Texas, Louisiana and Mississippi. Under the agreements, Coastline will evaluate prospects in the Gulf Coast area for possible acquisition and development by us. During the 18-month term of the exploration agreement, we will reimburse Coastline for certain of its overhead and prospect evaluation costs. Under the agreements, for prospects evaluated by Coastline that we acquire, Coastline will receive compensation based (a) on oil and natural gas production acquired or developed and (b) on the profits, if any, resulting from the sale of such prospects. In April 2000, pursuant to the agreements, we acquired an approximate 25 percent working interest in the East Lawson Field in Acadia Parish, Louisiana. The acquisition included a 15 percent working interest in two producing oil and natural gas wells. During the year ended December 31, 2000, our share of the East Lawson Field production was 6,884 barrels of oil and 43,352 Mcf of natural gas, resulting in income from United States oil and gas operations of $0.3 million. In December 2000, we sold our interest in the East Lawson Field for $0.8 million cash and 5 percent carried working interest in up to four wells that may be drilled in the future. Additionally, we acquired a 100 percent working interest in the Lakeside Exploration Prospect in Cameron Parish, Louisiana. We farmed out 90 percent of the working interest in the prospect for $0.5 million cash and a 16.2 percent carried interest in the first well. We anticipate that drilling of the well will commence before December 2001. The agreement with Coastline will be terminated on August 31, 2001. However, certain ongoing operations related to the Lakeside Exploration Prospect may be conducted by Coastline on a consulting basis.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

From 1996 through 1998, we made unsecured loans to our then Chief Executive Officer, A. E. Benton. Each of these loans was evidenced by a promissory note bearing interest at the rate of 6 percent per annum. We subsequently obtained a security interest in Mr. Benton's shares of stock, personal real estate and proceeds from certain contractual and stock option agreements. At December 31, 1998, the $5.5 million owed to us by Mr. Benton exceeded the value of our collateral, due to the decline in the price of our stock. As a result, we recorded an allowance for doubtful accounts of $2.9 million. The portion of the note secured by our stock and stock options, $2.1 million, was presented on the Balance Sheet as a reduction from Stockholders' Equity at December 31, 1998. In August 1999, Mr. Benton filed a Chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. We recorded an additional $2.8 million allowance for doubtful accounts for the remaining principal and accrued interest owed to us at June 30, 1999, and continue to record additional allowances as interest accrues ($0.9 million for the period July 1, 1999 to June 30, 2001). Measuring the amount of the allowances requires judgments and estimates, and the amount eventually realized may differ from the estimate.

In February 2000, we entered into a Separation Agreement and a Consulting Agreement with Mr. Benton, pursuant to which we retained Mr. Benton as an independent contractor to perform certain services for us. Mr. Benton has agreed to propose a plan of reorganization in his bankruptcy case that provides for the repayment of our loans to him. Under the proposed plan, which we anticipate will be submitted to the bankruptcy court in 2001, we will retain our security interest in Mr. Benton's 600,000 shares of our stock and in his stock options. Repayment of our loans to Mr. Benton may be achieved through Mr. Benton's liquidation of certain real and personal property assets and a phased liquidation of stock resulting from Mr. Benton's exercise of his stock options. The amount that we eventually realize including Benton Oil and Gas Company stock and the timing of receipt of payments will depend upon the timing and results of the liquidation of Mr. Benton's assets.

For the six months ended June 30, 2001 and 2000, we paid to Mr. Benton $116,833 and $177,212, respectively, for services performed under the Consulting Agreement. On May 11, 2001, the Consulting Agreement was terminated.

In May 2001, we entered into a Termination Agreement and a Consulting Agreement with our Chairman of the Board, Michael B. Wray. Under the Termination Agreement, Mr. Wray agreed to terminate any employment relationship or officer position with us and any of our subsidiaries and affiliates as of May 7, 2001. As consideration for entering into the Termination Agreement and settlement of all sums owed to Mr. Wray for his services as director through the 2001 Annual Meeting of Stockholders or as an employee, we paid Mr. Wray $100,000. Upon execution of the Termination Agreement, all stock options previously granted to Mr. Wray vested in their entirety. Additionally, under the terms of the Consulting Agreement, Mr. Wray received $100,000 and will provide consulting services on matters pertaining to our business and that of our affiliates through December 31, 2001.

In addition, loans and other receivables from other employees (including one former employee) totaled $0.1 million at June 30, 2001 and December 31, 2000.

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


MANAGEMENT, OPERATIONAL AND FINANCIAL RESTRICTIONS

As a result of our substantial leverage and disappointing financial results prior to 2000, our equity and public debt values have eroded significantly. In order to effectuate the changes necessary to restore our financial flexibility and to enhance our ability to execute a viable strategic plan, we undertook several significant actions beginning in 2000, including:

         o hiring a new President and Chief Executive Officer, a new Senior Vice President and Chief Financial Officer and a new Vice President and General Counsel;

         o reconstituting our Board of Directors with industry executives with proven experience in oil and natural gas operations, finance and international operations;

         o redefining our strategic priorities to focus on value creation;

         o initiating capital conservation steps and financial transactions, including the repurchase of some of our senior notes, designed to de-leverage the Company and improve our cash flow for reinvestment;

         o undertaking a comprehensive study of our core Venezuelan asset to attempt to enhance the value of its production to ultimately increase cash flow and potentially extend its productive life;

         o pursuing means to accelerate the commercial development of our Russian assets;

         o seeking relief from certain restrictive provisions of our debt instruments; and

         o adopting a plan designed to reduce general and administrative costs at our corporate headquarters by $3 - 4 million, or approximately 50 percent, and to transfer geological and geophysical activities to its overseas offices.

We continue to aggressively explore means by which to maximize stockholder value. We believe that we possess significant producing properties in Venezuela which have yet to be optimized and valuable unexploited acreage in Venezuela and Russia. In fact, we believe the new well drilled in the South Tarasovskoye Field in July 2001 significantly increases the value of our Russian properties and we are reviewing alternatives to maximize their value. These alternatives include accelerating the Russian development program and the potential sale of all or part of the Russian assets. However, the intrinsic value of our assets is burdened by a heavy debt load and constraints on capital to further exploit such opportunities.

Therefore, we, with the advice of our financial and legal advisers, after having conducted a comprehensive review to consider our strategic alternatives, initiated a process in May 2001 intended to effectively extend the maturity of the senior notes due May 1, 2003 by exchanging new 13.125 percent senior notes due December 2007 plus warrants to purchase shares of our common stock for each of the 2003 Notes. The exchange offer was withdrawn in July 2001 and in August 2001, we began soliciting consents from the holders of both the 2003 Notes and the 2007 Notes to amend certain covenants in the indentures governing the notes to enable Arctic Gas Company to incur nonrecourse debt of up to $77 million to fund its oil and gas development program. As an incentive to consent, we are offering to pay each noteholder an amount in cash equal to $2.50 per $1,000 principal amount of notes held for which executed consents are received. Additionally, we have adopted a plan designed to reduce general and administrative costs at our corporate headquarters by $3 - 4 million, or approximately 50 percent, and to transfer geological and geophysical activities to our overseas offices in Maturin, Venezuela and in Western Siberia and Moscow, Russia. The reduction in general and administrative costs will be accomplished by reducing our headquarters staff and relocating our headquarters to Houston, Texas from Carpinteria, California. As a result, we recorded restructuring charges of $2.1 million, $0.9 million of which are included in general and administrative expenses and $1.2 million of which are included in depletion, depreciation and amortization. The restructuring charges include $0.9 million for severance and termination benefits for 27 employees, $0.8 million for the anticipated loss on subleasing the Carpinteria headquarters and $0.4 million for the reduction in the carrying value of fixed assets that will not be transferred to Houston. The implementation of the plan is expected to be substantially complete by the end of the third quarter of 2001. We continue to evaluate other strategic alternatives including, but not limited to selling all or part of our existing assets in Venezuela and Russia, or the sale of the Company. However, no assurance can be given that any of these steps can be successfully completed or that we ultimately will determine that any of these steps should be taken.

RESULTS OF OPERATIONS

We include the results of operations of Benton-Vinccler in our consolidated financial statements and reflect the 20 percent ownership interest of Vinccler as a minority interest. We account for our investments in Geoilbent and Arctic Gas using the equity method. We include Geoilbent and Arctic Gas in our consolidated financial statements based on a fiscal year ending September 30. Accordingly, our results of operations for the six months ended June 30, 2001 and 2000 reflect results from Geoilbent and Arctic Gas for the six months ended March 31, 2001 and 2000, respectively.

We follow the full-cost method of accounting for our investments in oil and gas properties. We capitalize all acquisition, exploration, and development costs incurred. We account for our oil and gas properties using cost centers on a country by country basis. We credit proceeds from sales of oil and gas properties to the full-cost pools if the sales do not result in a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved property. We amortize capitalized costs of oil and gas properties within the cost centers on an overall unit-of-production method using proved oil and gas reserves as audited or prepared by independent petroleum engineers. Costs that we amortize include:

         o all capitalized costs (less accumulated amortization and impairment);
         o the estimated future expenditures (based on current costs) to be incurred in developing proved reserves; and
         o estimated dismantlement, restoration and abandonment costs (see Note 1 of the "Notes to the Consolidated Financial Statements" for additional information).

You should read the following discussion of the results of operations for the three and six months ended June 30, 2001 and 2000 and the financial condition as of June 30, 2001 and December 31, 2000 in conjunction with our Consolidated Financial Statements and related Notes thereto included in PART I, Item 1, "Financial Statements."

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Our results of operations for the three months ended June 30, 2001 primarily reflected the results for Benton-Vinccler in Venezuela, which accounted for all of our production and oil sales revenue. As a result of higher production, which was partially offset by decreased world crude oil prices, oil sales in Venezuela were 3 percent higher in 2001 compared with 2000. Realized fees per barrel decreased 3 percent (from $14.16 in 2000 to $13.68 in 2001) and oil sales quantities increased 6 percent (from 2.3 million barrels of oil in 2000 to 2.4 million barrels of oil in 2001). Our operating expenses from the South Monagas unit decreased 22 percent primarily due to decreased workover costs partially offset by a 6 percent increase in oil production at the South Monagas Unit in Venezuela.

We had revenues of $32.8 million for the three months ended June 30, 2001. The expenses we incurred during the period consisted of:

         o        operating expenses of $9.6 million;
         o depletion, depreciation and amortization expense of $6.8 million;
         o write-downs of oil and gas properties and impairments of $0.4 million;
         o        general and administrative expense of $5.7 million;
         o taxes other than on income of $2.0 million; o interest expense of $6.2 million;
         o        income tax expense of $3.9 million; and
         o        minority interest of $1.5 million.

Other items of income consisted of:

         o        investment income and other of $0.9 million;
         o        net gain on exchange rates of $0.1 million; and
         o equity in net earnings of affiliated companies of $1.1 million.

Our net loss was $1.2 million or $0.03 per share (diluted).

By comparison, we had revenues of $32.1 million for the three months ended June 30, 2000. The expenses we incurred during the period consisted of:

         o        operating expenses of $12.4 million;
         o depletion, depreciation and amortization expense of $3.7 million;
         o write-downs of oil and gas properties and impairments of $1.1 million;
         o        general and administrative expense of $4.2 million;
         o taxes other than on income of $1.1 million; o interest expense of $7.5 million;
         o        income tax expense of $3.5 million; and
         o        minority interest of $1.3 million.


Other items of income consisted of:

         o        investment income and other of $2.3 million; and

         o equity in net earnings of affiliated companies of $0.2 million.


Our net loss was $0.3 million or $0.01 per share (diluted).

Our revenues increased $0.7 million, or 2 percent, during the three months ended June 30, 2001 compared with 2000. This was due to increased oil sales revenue in Venezuela as a result of increased sales quantities, partially offset by decreases in world crude oil prices. Our sales quantities for the three months ended June 30, 2001 from Venezuela were 2.4 million barrels (26,400 barrels of oil per day) compared with 2.3 million barrels (24,800 barrels of oil per day) for the three months ended June 30, 2000. The increase in sales quantities of 144,134 barrels, or 6 percent, was due primarily to our infill drilling program which began in January 2000 and ended in December 2000. Prices for crude oil averaged $13.68 per barrel (pursuant to terms of an operating service agreement) from Venezuela during the three months ended June 30, 2001 compared with $14.16 per barrel during the three months ended June 30, 2000.

Our operating expenses decreased $2.8 million, or 23 percent, during the three months ended June 30, 2001 compared with the three months ended June 30, 2000. This was primarily due to decreased workover costs partially offset by a 6 percent increase in oil production at the South Monagas Unit in Venezuela. Operating expenses at the South Monagas Unit during the three months ended June 30, 2001 compared with the same period of 2000 were $3.94 per barrel and $5.41 per barrel, respectively. We anticipate that operating expenses at the South Monagas Unit will average between $4.00 and $4.25 per barrel in 2001 and between $3.00 and $3.50 per barrel in 2002. Depletion, depreciation and amortization increased $3.1 million, or 84 percent, during the three months ended June 30, 2001 compared with 2000 primarily due to increased oil production, decreased proved reserves and increased future development costs at the South Monagas Unit, the termination of our exploration obligation on the Delta Centro Block in exchange for our standby letter of credit of $7.7 million in January 2001, the anticipated loss on subleasing the Carpinteria headquarters of $0.8 million and a reduction in the carrying value of fixed assets that will not be transferred to Houston of $0.4 million. Depletion expense per barrel of oil produced from Venezuela during the three months ended June 30, 2001 was $2.12 compared with $1.49 during 2000. We recognized write-downs of $0.4 million and $1.1 million at June 30, 2001 and 2000, respectively, of capitalized costs associated with exploration prospects. The write-downs were primarily related to costs associated with the California Leases in 2001 and the Jordan PSA in 2000. General and administrative expenses increased $1.5 million, or 36 percent, during the three months ended June 30, 2001 compared with 2000. This was primarily due to severance and termination benefits for 27 employees aggregating $0.9 million associated with the reduction in force and corporate restructuring plan adopted in June 2001 and legal and professional fees of $0.9 million associated with the offer to restructure our senior notes due May 1, 2003. Taxes other than on income increased $0.9 million, or 82 percent, during the three months ended June 30, 2001 compared with the three months ended June 30, 2000 primarily due to one-time municipal tax adjustments due to a change in tax rates at the South Monagas Unit in Venezuela.

Investment income and other decreased $1.4 million, or 61 percent, during the three months ended June 30, 2001 compared with 2000, primarily due to lower average restricted cash and marketable securities balances. Interest expense decreased $1.3 million, or 17 percent, during the three months ended June 30, 2001 compared with 2000. This was primarily due to the reduction of debt balances, partially offset by a reduction of capitalized interest expense. Net gain on exchange rates increased $0.1 million for the three months ended June 30, 2001 compared with 2000 due to changes in the value of the Bolivar and increased net monetary liabilities denominated in Bolivars. We realized income before income taxes and minority interest of $3.2 million during the three months ended June 30, 2001 compared with income of $4.4 million in 2000. This resulted in increased income tax expense of $0.4 million. The effective tax rate of 121 percent varies from the U.S. statutory rate of 35 percent primarily because income taxes are paid on profitable operations in foreign jurisdictions and no benefit is provided for net operating losses generated in the U.S. The income attributable to the minority interest increased $0.2 million for the three months ended June 30, 2001 compared with 2000. This was primarily due to the increased profitability of Benton-Vinccler.

Equity in net earnings of affiliated companies increased $0.9 million, or 450 percent, during the three months ended June 30, 2001 compared with 2000. This was primarily due to the increased income from Geoilbent. Our share of revenues from Geoilbent was $6.7 million for the three months ended March 31, 2000 compared with revenues of $4.0 million for 2000. The increase of $2.7 million, or 148 percent, was due to higher world crude oil prices and increased sales quantities. Prices for Geoilbent's crude oil averaged $16.42 per barrel during the three months ended March 31, 2001 compared with $16.10 per barrel for the three months ended March 31, 2000. Our share of Geoilbent oil sales quantities increased by 158,704 barrels, or 64 percent, from 248,954 barrels sold during the three months ended March 31, 2000 to 407,659 barrels sold during the three months ended March 31, 2001.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

We had revenues of $67.2 million for the six months ended June 30, 2001. The expenses we incurred during the period consisted of:

         o        operating expenses of $22.5 million;
         o depletion, depreciation and amortization expense of $12.7 million;
         o write-downs of oil and gas properties and impairments of $0.4 million;
         o        general and administrative expense of $10.4 million;
         o        taxes other than on income of $3.1 million;
         o        interest expense of $12.3 million;
         o        income tax expense of $7.1 million; and
         o        minority interest of $2.8 million.

Other items of income consisted of:

         o        investment income and other of $1.7 million;
         o        net gain on exchange rates of $0.2 million; and
         o equity in net earnings of affiliated companies of $3.5 million.

Our net income was $1.1 million or $0.03 per share (diluted).

By comparison, we had revenues of $63.5 million for the six months ended June 30, 2000. The expenses we incurred during the period consisted of:

         o        operating expenses of $21.8 million;
         o depletion, depreciation and amortization expense of $7.5 million;
         o write-downs of oil and gas properties and impairments of $1.1 million;
         o        general and administrative expense of $8.5 million;
         o        taxes other than on income of $2.3 million;
         o        interest expense of $14.9 million;
         o        income tax expense of $8.1 million; and
         o        minority interest of $3.0 million.

Other items of income consisted of:

         o        investment income and other of $4.3 million;

         o        net gain on exchange rates of $0.1 million; and
         o equity in net earnings of affiliated companies of $1.9 million.

Our net income was $2.7 million or $0.09 per share (diluted).

Our revenues increased $3.7 million, or 6 percent, during the six months ended June 30, 2001 compared with 2000. This was due to increased oil sales revenue in Venezuela as a result of increased sales quantities, partially offset by decreases in world crude oil prices. Our sales quantities for the six months ended June 30, 2001 from Venezuela were 5.0 million barrels (27,500 barrels of oil per day) compared with 4.5 million barrels (24,700 barrels of oil per day) for the six months ended June 30, 2000. The increase in sales quantities of 485,000 barrels, or 11 percent, was due primarily to our infill drilling program which began in January 2000. Prices for crude oil averaged $13.51 per barrel (pursuant to terms of an operating service agreement) from Venezuela during the six months ended June 30, 2001 compared with $14.12 per barrel during the six months ended June 30, 2000.

Our operating expenses increased $0.7 million, or 3 percent, during the six months ended June 30, 2001 compared with the six months ended June 30, 2000. This was primarily due to an 11 percent increase in oil production at the South Monagas Unit in Venezuela. Operating expenses at the South Monagas Unit during the six months ended June 30, 2001 compared with the same period of 2000 were $4.45 per barrel and $4.75 per barrel, respectively. Depletion, depreciation and amortization increased $5.2 million, or 69 percent, during the six months ended June 30, 2001 compared with 2000 primarily due to increased oil production, decreased proved reserves and increased future development costs at the South Monagas Unit, the termination of our exploration obligation on the Delta Centro Block in exchange for our standby letter of credit of $7.7 million in January 2001, the anticipated loss on subleasing the Carpinteria headquarters of $0.8 million and a reduction in the carrying value of fixed assets that will not be transferred to Houston of $0.4 million. Depletion expense per barrel of oil produced from Venezuela during the six months ended June 30, 2001 was $2.12 compared with $1.48 during 2000. We recognized write-downs of $0.4 million and $1.1 million at June 30, 2001 and 2000, respectively, of capitalized costs associated with exploration prospects. The write-downs were primarily related to costs associated with the California Leases in 2001 and the Jordan PSA in 2000. General and administrative expenses increased $1.9 million, or 22 percent, during the six months ended June 30, 2001 compared with 2000. This was primarily due to severance and termination benefits for 27 employees of $0.9 million associated with the reduction in force and corporate restructuring plan adopted in June 2001, legal and professional fees of $1.0 million associated with the offer to restructure our senior notes due May 1, 2003 and severance payments aggregating $0.9 million to two executive officers who resigned during the first quarter of 2001. Taxes other than on income increased $0.8 million, or 35 percent, during the six months ended June 30, 2001 compared with the six months ended June 30, 2000 primarily due to one-time municipal tax adjustments due to a change in tax rates at the South Monagas Unit in Venezuela.

Investment income and other decreased $2.6 million, or 60 percent, during the six months ended June 30, 2001 compared with 2000, primarily due to lower average restricted cash and marketable securities balances. Interest expense decreased $2.6 million, or 17 percent, during the six months ended June 30, 2001 compared with 2000. This was primarily due to the reduction of debt balances, partially offset by a reduction of capitalized interest expense. Net gain on exchange rates increased $0.1 million for the six months ended June 30, 2001 compared with 2000. This was due to changes in the value of the Bolivar and increased net monetary liabilities denominated in Bolivars. We realized income before income taxes and minority interests of $7.6 million during the six months ended June 30, 2001 compared with income of $11.9 million in 2000. This resulted in decreased income tax expense of $1.0 million. The effective tax rate of 94 percent varies from the U.S. statutory rate of 35 percent primarily because income taxes are paid on profitable operations in foreign jurisdictions and no benefit is provided for net operating losses generated in the U.S. The income attributable to the minority interest decreased $0.2 million for the six months ended June 30, 2001 compared with 2000. This was primarily due to the decreased profitability of Benton-Vinccler.

Equity in net earnings of affiliated companies increased $1.6 million, or 84 percent, during the six months ended June 30, 2001 compared with 2000. This was primarily due to the increased income from Geoilbent. Our share of revenues from Geoilbent was $22.8 million for the six months ended March 31, 2001 compared with revenues of $21.6 million for 2000. The increase of $1.2 million, or 6 percent, was due to significantly higher world crude oil prices and increased sales quantities. Prices for Geoilbent's crude oil averaged $19.08 per barrel during the six months ended March 31, 2001 compared with $15.51 per barrel for the six months ended March 31, 2000. Our share of Geoilbent oil sales quantities increased by 186,758 barrels, or 28 percent, from 656,139 barrels sold during the six months ended March 31, 2000 to 842,897 barrels sold during the six months ended March 31, 2001.

CAPITAL RESOURCES AND LIQUIDITY

The oil and natural gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. We require capital principally to service our debt and to fund the following costs:

         o drilling and completion costs of wells and the cost of production and transportation facilities;
         o        geological, geophysical and seismic costs; and
         o        acquisition of interests in oil and gas properties.

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

In May 2001, we initiated a process intended to effectively extend the maturity of the senior notes due May 1, 2003 by exchanging new 13.125 percent senior notes due December 2007 plus warrants to purchase shares of our common stock for each of the 2003 Notes. The exchange offer was withdrawn in July 2001 and in August 2001, we began soliciting consents from the holders of both the 2003 Notes and the 2007 Notes to amend certain covenants in the indentures governing the notes to enable Arctic Gas Company to incur nonrecourse debt of up to $77 million to fund its oil and gas development program. As an incentive to consent, we are offering to pay each noteholder an amount in cash equal to $2.50 per $1,000 principal amount of notes held for which executed consents are received.

Working Capital. Our capital resources and liquidity are affected by the timing of our semiannual interest payments of approximately $11.4 million each May 1 and November 1 and by the quarterly payments from PDVSA at the end of the months of February, May, August and November pursuant to the terms of the contract between Benton-Vinccler and PDVSA regarding the South Monagas Unit. As a consequence of the timing of these interest payment outflows and the PDVSA payment inflows, our cash balances can increase and decrease dramatically on a few dates during the year. In each May and November in particular, interest payments at the beginning of the month and PDVSA payments at the end of the month create large swings in our cash balances. In October 2000, an uncommitted short-term working capital facility of 8 billion Bolivars (approximately $11 million) was made available to Benton-Vinccler by a Venezuelan commercial bank. The credit facility bears interest at fixed rates for 30-day periods, is guaranteed by us and contains no restrictive or financial ratio covenants. We borrowed 5.4 billion Bolivars (approximately $7.7 million) in January 2001 under this facility, which we repaid in February 2001. We believe that similar arrangements will be available to us in future quarters. At June 30, 2001, the facility had no outstanding balance.

We will need additional funds in the future for both the development of our assets and the service of our debt, including the debt maturing in 2003. Therefore, we will be required to develop sources of additional capital and/or reduce or reschedule our cash requirements by various techniques including, but not limited to, the pursuit of one or more of the following strategic alternatives:

         o reducing the total debt outstanding by exchanging debt for equity or by repaying debt with proceeds from the sale of assets, each on appropriate terms;
         o managing the scope and timing of our capital expenditures, substantially all of which are within our discretion;

         o forming joint ventures or alliances with financial or other industry partners;
         o selling all or a portion of our existing assets, including interests in our assets;
         o issuing debt or equity securities or otherwise raise additional funds;
         o        merging or combining with another entity or sell the Company;
                  or
         o        reducing our cost structure.

There can be no assurance that any of the above alternatives, or some combination thereof, will be available or, if available, will be on terms acceptable to us.

The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                     2001               2000
                                                   --------           --------
Net cash provided by operating activities          $ 23,983           $ 23,428
Net cash used in investing activities               (16,774)           (25,546)
Net cash provided by financing activities             5,988                659
                                                   --------           --------
Net increase (decrease) in cash                    $ 28,329           $ (1,459)
                                                   ========           ========

At June 30, 2001, we had current assets of $69.2 million and current liabilities of $51.4 million, resulting in working capital of $17.8 million and a current ratio of 1.35 to 1. This compares with our working capital of $12.3 million and a current ratio of 1.24 to 1 at December 31, 2000. The increase in working capital of $5.5 million was primarily due to increased long-term debt incurred by Benton-Vinccler for the construction of a 31-mile oil pipeline.

Cash Flow from Operating Activities. During the six months ended June 30, 2001 and 2000, net cash provided by operating activities was approximately $24.0 million and $23.4 million, respectively. Cash flow from operating activities increased by $0.6 million during the six months ended June 30, 2001 compared with 2000. This was primarily due to increased collections of accrued revenues and reduced interest payments which were substantially offset by a reduction in accounts payable, restructuring charges of $0.9 million associated with the reduction in force and corporate restructuring plan adopted in June 2001 and legal and professional fees of $1.0 million associated with the offer to restructure our senior notes due May 1, 2003.

Cash Flow from Investing Activities. During the six months ended June 30, 2001 and 2000, we had drilling and production related capital expenditures of approximately $22.2 million and $23.3 million, respectively. Of the 2001 expenditures:

         o $13.8 million was attributable to the development of the South Monagas Unit in Venezuela;
         o $7.7 million was related to costs on the Delta Centro Block in Venezuela;
         o        $0.7 million was attributable to other projects.

In addition, during the six months ended June 30, 2001, we increased our investment in Arctic Gas by $6.7 million.

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

As part of our strategic shift in focus on the value of the barrels produced, in January 2001 we suspended the development drilling program in Venezuela until the second half of 2001. During this period, with the assistance of alliance partner Schlumberger, all aspects of operations are being thoroughly reviewed to integrate field performance to date with revised computer simulation modeling and improved well completion technology. We expect the result will be a streamlined and more effective infill drilling and well workover program that is part of an overall reservoir management strategy to drain the remaining estimated 123 million barrels (98 million barrels net to Benton) of proved reserves of oil in the fields. Our goal will be an accelerated development program with lower cost production, starting in the second half of 2001, rising to an expected level of up to between 31,000 to 33,000 barrels of oil equivalent per day in less than two years.

We expect capital expenditures of approximately $35 million during the next 12 months, substantially all of which will be at the South Monagas Unit. We also expect to increase our investment in Arctic Gas by $5-10 million during the same period. In addition, we anticipate providing or arranging loans of up to $100 million over time to Arctic Gas pursuant to an equity acquisition agreement signed in April 1999; to date, we have loaned Arctic Gas $25.1 million under this agreement. We continue to evaluate funding alternatives for the loans to Arctic Gas. In August 2001, we began soliciting consents from the holders of both the 2003 Notes and the 2007 Notes to amend certain covenants in the indentures governing the notes to enable Arctic Gas Company to incur nonrecourse debt of up to $77 million to fund its oil and gas development program. The timing and size of the investments for the South Monagas
Unit and Arctic Gas are substantially at our discretion. We anticipate that Geoilbent will continue to fund its expenditures through its own cash flow and credit facilities. Our remaining capital commitments worldwide are relatively minimal and are substantially at our discretion.
We will also be required to make interest payments of approximately
$22 million related to our outstanding senior notes during the next 12 months.

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

Current production from Arctic Gas' Samburg license block is approximately 2,300 barrels of oil per day and current production from Geoilbent's North Gubkinskoye and Prisklonovoye Fields is approximately 15,500 barrels of oil per day. Additionally, in July 2001, Geoilbent commenced oil production from the first development well in the South Tarasovskoye Field. The well, drilled to a total depth of 9,535 feet, encountered a 365 foot gross oil column in multiple productive intervals, and established the first production from the Geoilbent 100 percent owned Urabor Yakhinsky Block in Western Siberia, Russia. The well is currently producing approximately 1,000 barrels per day of 40 degree gravity oil with no water. The initial discovery and production from this field came from the adjacent Purneftegaz acreage in May of this year. Geoilbent has two rigs currently drilling development wells to further accelerate production from the field. Additionally, an exploratory appraisal well, two kilometers to the west of the producing well, is currently underway in the Urabor Yakhinsky Block to determine the size and commercial significance of the field. We believe this field could add significant, high quality reserves and cash flow to our Russian assets.

We believe the new well drilled in the South Tarasovskoye Field in July 2001 significantly increases the value of our Russian properties and we are reviewing alternatives to maximize their value. These alternatives include accelerating the Russian development programs and the potential sale of all or part of the Russian assets.

Cash Flow from Financing Activities. In May 1996, we issued $125 million in
11.625 percent senior unsecured notes due May 1, 2003, of which we repurchased $17 million at their discounted value in September and November 2000. The notes were repurchased with the issuance of 4.2 million common shares and cash of $3.5 million plus accrued interest. In November 1997, we issued $115 million in 9.375 percent senior unsecured notes due November 1, 2007, of which we subsequently repurchased $10 million at their par value for cash. Interest on all of the notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At June 30, 2001, we were in compliance with all covenants of the indentures.

In March 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank, in the form of two loans, for construction of a 31-mile oil pipeline that will connect the Tucupita Field production facility with the Uracoa central processing unit. The first loan, in the amount of $6 million, bears interest payable monthly based on 90-day LIBOR plus 5 percent with principal payable quarterly for five years. The second loan, in the amount of
4.4 billion Venezuelan Bolivars (approximately $6.3 million), bears interest payable monthly based on a mutually agreed interest rate determined quarterly or a 6-bank average published by the central bank of Venezuela. The interest rate at June 30, 2001 was 21 percent.

CONCLUSION

While we can give you no assurance, we currently believe that our capital resources and liquidity will be adequate to fund our planned capital expenditures, investments in and advances to affiliates, and semiannual interest payment obligations for the next 12 months. Our expectation is based upon our current estimate of projected price levels, production and the availability of short-term working capital facilities of up to $11 million during the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA. Actual results could be materially affected if there is a significant decrease in either price or production levels related to the South Monagas Unit. Future cash flows are subject to a number of variables including, but not limited to, the level of production and prices, as well as various economic conditions that have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control. We estimate that a change in the price of oil of $1.00 per barrel would affect cash flow from operations by approximately $0.8 million based on our second quarter production rates and cost structure.

However, our ability to retire our long-term debt obligations due in the year 2003 is highly dependent upon our success in pursuing some or all of the strategic alternatives described above. There can be no assurance that such efforts will produce enough cash for retirement of these obligations or that these obligations could be refinanced or restructured.

DOMESTIC OPERATIONS

In April and May 2000, we entered into agreements with Coastline Energy Corporation ("Coastline") for the purpose of acquiring, exploring and developing oil and natural gas prospects both onshore and in the state waters of the Gulf Coast states of Texas, Louisiana and Mississippi. Under the agreements, Coastline will evaluate prospects in the Gulf Coast area for possible acquisition and development by us. During the 18-month term of the exploration agreement, we will reimburse Coastline for certain of its overhead and prospect evaluation costs. Under the agreements, for prospects evaluated by Coastline and that we acquire, Coastline will receive compensation based on (a) oil and natural gas production acquired or developed and (b) the profits, if any, resulting from the sale of such prospects. In April 2000, pursuant to the agreements, we acquired an approximate 25 percent working interest in the East Lawson Field in Acadia Parish, Louisiana. The acquisition included a 15 percent working interest in two producing oil and natural gas wells. During the year ended December 31, 2000, our share of the East Lawson Field production was 6,884 barrels of oil and 43,352 Mcf of natural gas, resulting in income from United States oil and natural gas operations of $0.3 million. In December 2000, we sold our interest in the East Lawson Field for $0.8 million cash and a 5 percent carried working interest in up to four wells that may be drilled in the future. Additionally, we acquired a 100 percent working interest in the Lakeside Exploration Prospect in Cameron Parish, Louisiana. We farmed out 90 percent of the working interest in the prospect for $0.5 million cash and a 16.2 percent carried interest in the first well. We anticipate that drilling of the well will commence before December 2001. The agreement with Coastline will be terminated on August 31, 2001. However, certain ongoing operations related to the Lakeside Exploration Prospect may be conducted by Coastline on a consulting basis.

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

China's claim of ownership of the area results from China's discovery and use and historic administration of the area. This claim also includes third party and official foreign government recognition of China's sovereignty and jurisdiction over the contract area. Despite this claim, the territorial dispute may not be resolved in favor of China. We cannot predict how or when, if at all, this dispute will be resolved or whether it would result in our interest being reduced. Benton Offshore China Company has submitted plans and budgets to CNOOC for an initial seismic program to survey the area. However, exploration activities will be subject to resolution of such territorial dispute. At June 30, 2001, we had recorded no proved reserves attributable to this petroleum contract.

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

As of June 30, 2001, we had loaned $25.1 million to Arctic Gas pursuant to an interim credit facility, with interest at LIBOR plus 3 percent, and had earned the right to remove restrictions from shares representing an approximate 10 percent equity interest. From December 1998 through April 2001, we purchased shares representing an additional 20 percent equity interest not subject to any sale or transfer restrictions. We owned a total of 60 percent of the outstanding voting shares of Arctic Gas as of June 30, 2001, of which approximately 30 percent were not subject to any restrictions.

In 1991, we entered into a joint venture agreement with Purneftegazgeologia and Purneftegaz forming Geoilbent for the purpose of developing, producing and marketing crude oil from the North Gubkinskoye and Prisklonovoye Fields in the West Siberia region of Russia located approximately 2,000 miles northeast of Moscow. Geoilbent was later re-chartered as a limited liability company. We own 34 percent and Purneftegazgeologia and Purneftegaz each own 33 percent of Geoilbent. The field covers a license block of 167,086 acres, an area approximately 15 miles long and four miles wide. The field has been delineated with over 60 exploratory wells, which tested 26 separate reservoirs. Geoilbent also holds rights to three more license blocks comprising 1,189,757 acres. Geoilbent commenced initial operations in the North Gubkinskoye and Prisklonovoye Fields during the third quarter of 1992 with the construction of a 37-mile oil pipeline and installation of temporary production facilities. In July 2001, Geoilbent commenced production from a development well in the South Tarasovskoye Field.

Russian companies are subject to a statutory income tax rate of up to 35 percent and are subject to various other tax burdens and tariffs. Excise, pipeline and other tariffs and taxes continue to be levied on all oil producers and certain exporters, including an oil export tariff that decreased to 22 Euros per ton (approximately $2.70 per barrel) on March 18, 2001 from 48 Euros per ton in January 2001. The export tariff increased to 30.5 Euros per ton (approximately $3.64 per barrel) in July 2001. We are unable to predict the impact of taxes, duties and other burdens for the future for our Russian operations.

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

During the six months ended June 30, 2001, net foreign exchange gains attributable to our Venezuelan operations were $0.2 million and net foreign exchange gains attributable to our Russian operations were $0.1 million. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

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

OIL AND NATURAL GAS PRICES

As an independent oil and natural gas producer, our revenue, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and condensate. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. Historically, prices received for oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. This volatility is demonstrated by the average realizations in Venezuela, which declined from $10.01 per barrel in 1997 to $6.75 per barrel in 1998 and increased to $14.94 per barrel in 2000. Based on our budgeted production and costs, we will require an average realization in Venezuela of approximately $12.50 per barrel in 2001 in order to break-even on income from consolidated companies before our equity in earnings from affiliated companies. From time to time, we have utilized hedging transactions with respect to a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce our exposure to price fluctuations, but we have utilized no such transactions since 1996. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. We did not enter into any commodity hedging agreements during the six months ended June 30, 2001 or 2000.

INTEREST RATES

Total long-term debt at June 30, 2001, consisted of $213 million of fixed-rate senior unsecured notes maturing in 2003 ($108 million) and 2007 ($105 million) and $11.9 million of floating-rate notes due in 2006. A hypothetical 10 percent adverse change in the floating rate would not have had a material affect on our results of operations for the six months ended June 30, 2001.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                   None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   None.

ITEM 5.    OTHER INFORMATION
                   None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
                   (a)      Exhibits

                             3.3   Restated Bylaws.
                            10.26  Change of Control Severance Agreement
                                   effective May 4, 2001.
                            10.27 Alexander E. Benton Settlement and Release Agreement effective May 11, 2001.
                            10.28  Michael B. Wray Termination Agreement
                                   effective May 7, 2001.
                            10.29  Michael B. Wray Consulting Agreement
                                   effective May 7, 2001.
                            10.30 Relocation/Reduction in Force Severance Plan effective June 5, 2001.
                            10.31  First Amendment to Change of Control
                                   Severance Plan effective June 5, 2001.

                   (b)      Reports on Form 8-K

                            On May 25, 2001 we filed a report on Form 8K, under
                            Item 5, "Other Events" regarding the announcement of an exchange offer and consent solicitation.

                            On June 14, 2001 we filed a report on Form 8-K, under Item 5, "Other Events" regarding an extension of the consent date for the exchange offer and consent solicitation.

                            On June 20, 2001 we filed a report on Form 8-K, under Item 5, "Other Events" regarding an extension of the consent date for the exchange offer and consent solicitation.

                            On June 27, 2001 we filed a report on Form 8-K, under Item 5, "Other Events" regarding an extension of the consent date for the exchange offer and consent solicitation.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BENTON OIL AND GAS COMPANY


Dated:   August 10, 2001       By: /S/ Peter J. Hill
                                   ------------------------------------------
                                   Peter J. Hill
                                   President and Chief Executive Officer



Dated:   August 10, 2001       By: /S/ Steven W. Tholen
                                   ------------------------------------------
                                   Steven W. Tholen
                                   Senior Vice President of Finance and
                                   Administration and Chief Financial Officer