Form 10-Q
period 2002-03-31
BENTON OIL & GAS CO
filed 2002-05-13
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

     [X}           Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended March 31, 2002 or

     [ ]       Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Act of 1934 for the
                     Transition Period from _______  to ______

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



                    At May 9, 2002, 34,670,039 shares of the
                   Registrant's Common Stock were outstanding.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES

PART I       FINANCIAL INFORMATION
                                                                                                                       Page
                                                                                                                       ----
             Item 1.    FINANCIAL STATEMENTS
                          Unaudited Consolidated Balance Sheets at March 31, 2002
                                 and December 31, 2001 ...................................................................3
                          Unaudited Consolidated Statements of Income for the Three
                                 Months Ended March 31, 2002 and 2001.....................................................4
                          Unaudited Consolidated Statements of Cash Flows for the Three
                                 Months Ended March 31, 2002 and 2001.....................................................5
                          Notes to Consolidated Financial Statements......................................................7

             Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............................................................17

             Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................24


PART II  OTHER INFORMATION

             Item 1.    LEGAL PROCEEDINGS................................................................................25

             Item 2.    CHANGES IN SECURITIES............................................................................25

             Item 3.    DEFAULTS UPON SENIOR SECURITIES..................................................................25

             Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................25

             Item 5.    OTHER INFORMATION................................................................................25

             Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................................25

SIGNATURES...............................................................................................................26

                                                                               3
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     MARCH 31,              DECEMBER 31,
                                                                                       2002                     2001
                                                                                 ------------------        ----------------
                                                                                              (in thousands)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents................................................        $   5,859                $   9,024
   Restricted cash..........................................................               12                       12
   Accounts and notes receivable:
       Accrued oil revenue..................................................           26,543                   23,138
       Joint interest and other, net........................................            9,207                    9,520
   Prepaid expenses and other                                                           4,384                    1,839
                                                                                    ---------                ---------
                  TOTAL CURRENT ASSETS......................................           46,005                   43,533

RESTRICTED CASH.............................................................               16                       16

OTHER ASSETS................................................................            4,402                    4,718

DEFERRED INCOME TAXES.......................................................           59,397                   57,700

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES.........................          111,210                  100,498

PROPERTY AND EQUIPMENT:
   Oil and gas properties (full cost method - costs of $16,818 and
       $16,808 excluded from amortization in 2002 and 2001, respectively)...          546,264                  533,950
   Furniture and fixtures...................................................            7,393                    7,399
                                                                                    ---------                ---------
                                                                                      553,657                  541,349
   Accumulated depletion, impairment and depreciation.......................         (406,767)                (399,663)
                                                                                    ---------                ---------
                                                                                      146,890                  141,686
                                                                                    ---------                ---------
                                                                                    $ 367,920                $ 348,151
                                                                                    =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade and other........................................        $  12,717                $   8,132
   Accrued expenses.........................................................           24,467                   25,840
   Accrued interest payable.................................................            3,239                    3,894
   Income taxes payable.....................................................            6,521                    3,821
   Partial payment on sale of equity interest...............................          120,900                        -
   Current portion of long-term debt........................................            2,244                    2,432
                                                                                    ---------                ---------
                  TOTAL CURRENT LIABILITIES                                           170,088                   44,119

LONG-TERM DEBT..............................................................          112,047                  221,583

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST...........................................................           16,206                   14,826

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding,  none.................................................                -                        -
   Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 34,321 shares at March 31, 2002 and 34,164 shares at
         December 31, 2001..................................................              344                      342
   Additional paid-in capital...............................................          168,577                  168,108
   Accumulated deficit......................................................          (98,643)                (100,128)
   Treasury stock, at cost, 50 shares.......................................             (699)                    (699)
                                                                                    ---------                ---------
         TOTAL STOCKHOLDERS' EQUITY.........................................           69,579                   67,623
                                                                                    ---------                ---------
                                                                                    $ 367,920                $ 348,151
                                                                                    =========                =========


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                               --------------------------------------------------
                                                                                        2002                        2001
                                                                               ------------------------      --------------------
                                                                                     (in thousands, except per share data)
REVENUES
   Oil sales..................................................................         $27,247                    $ 34,338
                                                                                       -------                    --------
                                                                                        27,247                      34,338
                                                                                       -------                    --------
EXPENSES
   Operating expenses.........................................................           7,418                      12,864
   Depletion, depreciation and amortization...................................           7,440                       5,906
   General and administrative.................................................           3,278                       4,729
   Taxes other than on income.................................................             584                       1,175
                                                                                       -------                    --------
                                                                                        18,720                      24,674
                                                                                       -------                    --------
INCOME FROM OPERATIONS........................................................           8,527                       9,664

OTHER NON-OPERATING INCOME (EXPENSE)
   Investment earnings and other..............................................             506                         800
   Interest expense...........................................................          (6,509)                     (6,184)
   Net gain on exchange rates.................................................           2,055                          80
                                                                                       -------                    --------
                                                                                         3,948                      (5,304)
                                                                                       -------                    --------
INCOME FROM CONSOLIDATED COMPANIES BEFORE
   INCOME TAXES AND MINORITY INTERESTS........................................           4,579                       4,360

INCOME TAX EXPENSE............................................................           1,801                       3,196
                                                                                       -------                    --------
INCOME BEFORE MINORITY INTERESTS..............................................           2,778                       1,164

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES........................           1,380                       1,293
                                                                                       -------                    --------
INCOME (LOSS) FROM CONSOLIDATED COMPANIES.....................................           1,398                        (129)

EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES................................              87                       2,414
                                                                                       -------                    --------
NET INCOME....................................................................         $ 1,485                    $  2,285
                                                                                       =======                    ========
NET INCOME PER COMMON SHARE
   Basic......................................................................         $  0.04                    $   0.07
                                                                                       =======                    ========
   Diluted....................................................................         $  0.04                    $   0.07
                                                                                       =======                    ========



See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                           -----------------------------------------------------
                                                                                   2002                           2001
                                                                           ----------------------        -----------------------
                                                                                              (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income...........................................................     $   1,485                       $  2,285
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depletion, depreciation and amortization..........................         7,440                          5,906
      Amortization of financing costs...................................           300                            344
      Loss on disposition of assets.....................................            77                              -
      Equity in earnings of affiliated companies........................           (87)                        (2,414)
      Allowance for employee notes and accounts receivable..............            81                             81
      Non-cash compensation-related charges.............................             -                            224
      Minority interest in undistributed earnings of subsidiaries.......         1,380                          1,293
      Deferred income taxes.............................................        (1,697)                          (108)
   Changes in Operating Assets and Liabilities:
      Accounts and notes receivable.....................................        (3,173)                         4,690
      Prepaid expenses and other........................................        (2,545)                          (164)
      Accounts payable..................................................         4,585                         (4,110)
      Accrued expenses..................................................        (1,373)                        (4,022)
      Accrued interest payable..........................................          (655)                         5,705
      Income taxes payable..............................................         2,700                          1,688
                                                                             ---------                       --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES......................         8,518                       $ 11,398
                                                                             ---------                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Partial payment on sale of equity interest...........................       120,900                              -
   Additions of property and equipment..................................       (12,721)                       (12,757)
   Investment in and advances to affiliated companies...................       (10,625)                        (2,559)
   Increase in restricted cash..........................................             -                            (57)
   Decrease in restricted cash..........................................             -                          7,682
   Maturities of marketable securities..................................             -                          1,303
                                                                             ---------                       --------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES............        97,554                         (6,388)
                                                                             ---------                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options..........................           471                              -
   Proceeds from issuance of short-term borrowings and notes payable....             -                         19,973
   Payments on short-term borrowings and notes payable..................      (109,724)                       (13,420)
   (Increase) decrease in other assets..................................            16                           (126)

                                                                             ---------                       --------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES............      (109,237)                         6,427
                                                                             ---------                       --------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........        (3,165)                        11,437

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................         9,024                         15,132
                                                                             ---------                       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................     $   5,859                       $ 26,569
                                                                             =========                       ========


SUPPLEMENTAL DISCLOSURES OR CASH FLOW INFORMATION
   Cash paid during the period for interest.............................     $   7,496                       $  1,814
                                                                             =========                       ========
   Cash paid during the period for income taxes.........................     $     935                       $    563
                                                                             =========                       ========



See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2002, we irrevocably deposited $108 million plus accrued interest through May 1, 2002 with the trustee to redeem all of the outstanding 11.625 percent senior notes due in May 2003. The trustee notified the holders that the senior notes would be redeemed May 1, 2002.

During the three months ended March 31, 2002 and 2001, we recorded an allowance for doubtful accounts related to amounts owed to us by our former Chief Executive Officer including the portions of the note secured by our stock and stock options. (see Note 11).


See accompanying notes to consolidated financial statements.

                   BENTON OIL AND GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three month period ended March 31, 2002 and 2001. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

ORGANIZATION

We engage in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela and Russia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions and balances have been eliminated. We account for our investment in Geoilbent, Ltd. ("Geoilbent") and Arctic Gas Company ("Arctic Gas") based on a fiscal year ending September 30 (see Note 2).

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil, plant products and gas reserve volumes and future development costs. Actual results could differ from those estimates.

ACCOUNTS AND NOTES RECEIVABLE

Allowance for doubtful accounts related to employee notes was $6.6 million and $6.5 million at March 31, 2002 and December 31, 2001, respectively (see Note
11).

MINORITY INTERESTS

We record a minority interest attributable to the minority shareholders of our Venezuela subsidiaries. The minority interest in net income and losses are generally subtracted or added to arrive at consolidated net income.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We did not have any items of other comprehensive income during the three month periods ended March 31, 2002 or March 31, 2001 and, in accordance with SFAS 130, have not provided a separate statement of comprehensive income.

DERIVATIVES AND HEDGING

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. We have not used derivative or hedging instruments since 1996.

                                                                               8
EARNINGS PER SHARE

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 34.1 million and 33. 9 million for the three months ended March 31, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 34.7 million and 34.0 million for the three months ended March 31, 2002 and 2001, respectively.

PROPERTY AND EQUIPMENT

We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country-by-country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). All costs associated with the acquisition, exploration, and development of oil and natural gas reserves are capitalized as incurred, including exploration overhead of $0.3 million for the three months ended March 31, 2001, and capitalized interest of $0.3 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

The costs of unproved properties are excluded from amortization until the properties are evaluated. Excluded costs attributable to the China and other cost centers was $16.8 million at March 31, 2002 and December 31, 2001. We regularly evaluate our unproved properties on a country-by-country basis for possible impairment. If we abandon all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty. Substantially all of the excluded costs at March 31, 2002 and December 31, 2001 relate to the acquisition of Benton Offshore China Company and exploration related to its Wan 'An Bei property. The remaining excluded costs of $0.6 million are expected to be included in amortizable costs during the next two to three years. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was substantially all attributable to the Venezuelan cost center for the three months ended March 31, 2002 and 2001, was $7.3 million and $5.5 million ($2.82 and $2.12 per barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally five years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $0.1 million, and $0.4 million for the three months ended March 31, 2002 and 2001, respectively.


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

Equity in earnings and losses and investments in and advances to companies accounted for using the equity method are as follows (in thousands):

                                             GEOILBENT, LTD.              ARCTIC GAS COMPANY                   TOTAL
                                        --------------------------    ---------------------------    ---------------------------
                                          MAR 31,       DEC 31,          MAR 31,       DEC 31,        MAR 31,         DEC 31,
                                           2002           2001            2002           2001          2002            2001
                                        ------------   -----------     ------------   -----------   ------------    ------------
Investments
    Equity in net assets........        $  28,008      $ 28,056         $  2,670     $ (1,814)     $  30,678      $   26,242
    Other costs, net of
      amortization..............              (40)          (99)          32,462       28,579         32,422          28,480
                                        ---------      --------         --------     --------      ---------      ----------
      Total investments.........           27,968        27,957           35,132       26,765         63,100          54,722

Advances........................                -             -           31,079       28,829         31,079          28,829

Equity in earnings (losses).....           19,694        19,307           (2,663)      (2,360)        17,031          16,947
                                        ---------      --------         --------     --------      ---------      ----------

      Total.....................        $  47,662      $ 47,264         $ 63,548     $ 53,234      $ 111,210      $  100,498
                                        =========      ========         ========     ========      =========      ==========

NOTE 3 - LONG-TERM DEBT AND LIQUIDITY

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                   MARCH 31,            DECEMBER 31,
                                                                                      2002                 2002
                                                                                -----------------       ------------
Senior unsecured notes with interest at 9.375%.
    See description below.......................................................   $ 105,000            $  105,000
Senior unsecured notes with interest at 11.625%.
    See description below.......................................................           -               108,000
Note payable with interest at 6.9%.
    See description below.......................................................       4,800                 5,100
Note payable with interest at 65%.
    See description below.......................................................       4,175                 5,235
Non-interest bearing liability with a face value of $744 discounted at 7%.
    See description below.......................................................         316                   680
                                                                                   ---------            ----------
                                                                                     114,291               224,015
Less currentortion..............................................................       2,244                 2,432
                                                                                   ---------            ----------
                                                                                   $ 112,047            $  221,583
                                                                                   =========            ==========

In November 1997, we issued $115 million in 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes"), of which we subsequently repurchased $10 million at their par value. In May 1996, we issued $125 million in 11.625 percent senior unsecured notes due May 1, 2003 ("2003 Notes"), of which we repurchased $17 million at their discounted value in September 2000 and November 2000 with the issuance of 4.2 million common shares with a market value of $9.3 million and cash of $3.5 million plus accrued interest. On March 29, 2002, we irrevocably deposited cash with the trustee to retire the entire $108 million of 2003 Notes plus accrued interest through May 1, 2002. The holders of the notes were notified of our intent to redeem the entire $108 million outstanding on May 1, 2002. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investments and capital expenditures, dividends, mergers and sales of assets. At March 31, 2002, we were in compliance with all covenants of the indentures.

In March 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank, in the form of two loans, for construction of a 31-mile oil pipeline that will connect the Tucupita Field production facility with the Uracoa central processing unit. The first loan, in the amount of $6 million, bears interest payable monthly based on 90-day LIBOR plus 5 percent with principal payable quarterly for five years. The second loan, in the amount of
4.4 billion Venezuelan Bolivars ("Bolivars") (approximately $6.3 million), bears interest payable monthly based on a mutually agreed interest rate determined quarterly or a 6-bank average published by the central bank of Venezuela. The interest rate for the quarter ending March 31, 2002 was 65 percent with a negative effective interest rate of 24 percent taking into account exchange losses resulting from devaluation of the Bolivar during the quarter. The loans provide for certain limitations on dividends, mergers and sale of assets. At March 31, 2002, we were in compliance with all covenants of the loans.

LIQUIDITY

The oil and natural gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. We require capital principally to service our debt and to fund the following costs:

     o drilling and completion costs of wells and the cost of production, treating and transportation facilities;
     o   geological, geophysical and seismic costs; and
     o   acquisition of interests in oil and gas properties.

The amount of available capital will affect the scope of our operations and the rate of our growth. As of March 31, 2002, our cash balances were $5.9 million. Our future rate of growth also depends substantially upon the prevailing prices of oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to service our debt. Additionally, our ability to pay interest on our debt and general corporate overhead is partially dependent upon the ability of Benton-Vinccler to make loan repayments, dividends and other cash payments to us; however, there may be contractual obligations or legal impediments to receiving dividends or distributions from our subsidiaries.

On February 27, 2002, we entered into a Sale and Purchase Agreement to sell our entire 68 percent interest in Arctic Gas to a nominee of the Yukos Oil Company, a Russian oil and gas company, for $190 million plus approximately $30 million as repayment of intercompany loans owed to us by Arctic Gas. On March 28, 2002, we transferred ownership of the shares and received the first payment ($121.0 million) of proceeds. By April 12, 2002, we had received the balance of the proceeds plus repayment of the intercompany loan. On March 29, 2002, we irrevocably deposited $108 million plus accrued interest through May 1, 2002 with the trustee to retire all of the outstanding 11.625 percent senior notes due in May 2003. The trustee notified the holders that the senior notes would be redeemed May 1, 2002. On April 12, 2002, we purchased $20 million par value of
9.375 percent senior notes due in November 2007 for $18.8 million plus accrued interest. We intend to use any remaining net proceeds and cash received from the repayment of loans to further reduce debt from time to time, accelerate the strategic growth of our assets in Venezuela and Russia and for general corporate purposes.

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

In October 2001, we received a letter from the New York Stock Exchange ("NYSE") notifying us that we have fallen below the continued listing standards of the NYSE. These standards include a total market capitalization of at least $50 million over a 30-day trading period and stockholders' equity of at least $50 million. According to the NYSE's notice, our total market capitalization over the 30 trading days ended October 17, 2001, was $48.2 million, and our stockholders' equity as of June 30, 2001 was $14.3 million ($16 million at September 30, 2001). In accordance with the NYSE's rules, we submitted a plan to the NYSE in December detailing how we expect to reestablish compliance with the listing criteria within the next 18 months. In January 2002, the NYSE accepted our business plan, subject to quarterly reviews of the goals and objectives outlined in that plan. The beneficial assets from the sale of our interest in Arctic Gas have eliminated these deficiencies. As of March 31, 2002, we were in compliance with the total market capitalization and stockholders' equity standards, and accordingly we do not expect that our stock will be delisted.

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

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME

Benton-Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. The three months ended March 31, 2002 included a non-recurring foreign payroll adjustment of $0.7 million. We have incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------------------------
                                                                                  2002                      2001
                                                                          ---------------------      -------------------
Venezuelan Municipal Taxes..........................................              $ 933                    $   861
Franchise Taxes.....................................................                 33                         30
Payroll and Other ..................................................               (382)                       284
                                                                                  -----                    -------
                                                                                  $ 584                    $ 1,175
                                                                                  =====                    =======

TAXES ON INCOME

At December 31, 2001, we had, for federal income tax purposes, operating loss carry forwards of approximately $136 million expiring in the years 2003 through 2020. It is anticipated that the entire $136 million will be used by the Arctic Gas Sale.

We do not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of our ongoing business.

NOTE 6 - OPERATING SEGMENTS

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela operating segment are derived from the production and sale of oil. Operations included under the heading "United States and other" include corporate management, exploration and production activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and other segment and are not allocated to other operating segments (in thousands):

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                         -----------------------------------------------
                                                                2002                        2001
                                                         -------------------         -------------------
OPERATING SEGMENT REVENUES
Oil sales:
   Venezuela....................................               $ 27,247                    $ 34,338
                                                               ---------                   --------
        Total oil sales.........................                 27,247                      34,338
                                                               ---------                   --------

OPERATING SEGMENT INCOME (LOSS)
   Venezuela....................................                   5,506                      4,786
   Russia.......................................                    (398)                     2,156
   United States and other......................                  (3,623)                    (4,657)
                                                               ---------                   --------
        Net income..............................               $   1,485                  $   2,285
                                                               =========                   ========


                                                                MARCH 31,                DECEMBER 31,
                                                                  2002                      2001
                                                         -------------------         -----------------

OPERATING SEGMENT ASSETS
   Venezuela....................................               $ 174,354                  $ 167,671
   Russia.......................................                 111,696                    100,801
   United States and other......................                 162,990                    165,254
                                                               ---------                  ---------
   Sub-total....................................                 449,040                    433,726
   Intersegment eliminations....................                 (81,120)                   (85,575)
                                                               ---------                  ---------
      Total assets..............................               $ 367,920                  $ 348,151
                                                               =========                  =========

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT

We own 34 percent of Geoilbent, a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the West Siberia region of Russia. Our investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the three months ended December 31, 2001 and 2000 were 1,913,672 barrels and 1,280,114 barrels, respectively. Prices for crude oil for the three months ended December 31, 2001 and 2000 averaged $13.38 and $21.58 per barrel, respectively. Depletion expense attributable to Geoilbent for the three months ended December 31, 2001 and 2000 was $3.32 and $2.44 per barrel, respectively. All amounts represent 100 percent of Geoilbent. Summarized financial information for Geoilbent follows (in thousands):

STATEMENTS OF INCOME:

                                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                       ---------------------------------------------------------
                                                                                2002                           2001
                                                                       -----------------------     -----------------------------
Revenues                                                                        $ 25,608                      $ 27,619
                                                                                --------                      --------
   Oil sales.......................................................               25,608                        27,619
                                                                                --------                      --------

Expenses
   Selling and distribution expenses(a)............................                2,277                             -
   Operating expenses..............................................                3,850                         2,841
   Depletion, depreciation and amortization........................                6,360                         3,128
   General and administrative......................................                2,522                           972
   Taxes other than on income......................................                7,006                         9,077
                                                                                --------                      --------
                                                                                  22,015                        16,018
                                                                                --------                      --------

Income from operations.............................................                3,593                        11,601

Other Non-Operating Income (Expense)
   Other income....................................................                  566                           306
   Interest expense................................................               (1,689)                       (2,023)
   Net gain on exchange rates......................................                  664                           135
                                                                                --------                      --------
                                                                                    (459)                       (1,582)
                                                                                --------                      --------

Income before income taxes.........................................                3,134                        10,019

Income tax expense.................................................                1,993                         1,885
                                                                                --------                      --------

Net income.........................................................             $  1,141                      $  8,134
                                                                                ========                      ========


 (a) 2001 selling and distribution expenses were included in oil sales

BALANCE SHEET DATA:

                                                                             DECEMBER 31, 2001           SEPTEMBER 30, 2001
                                                                             -----------------           ------------------
         Current Assets ...........................................             $ 28,531                   $    33,098
         Other Assets..............................................              198,057                       167,603
         Current Liabilities ......................................               60,524                        32,732
         Other Liabilities ........................................               22,000                        41,112
         Net Equity................................................              144,064                       126,857


The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") together agreed in 1996 to lend up to $65 million to Geoilbent, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. Under these loan agreements, we and the other shareholder of Geoilbent have significant management and business support obligations. Each shareholder is jointly and severally liable to EBRD and IMB for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by any shareholder of its support obligations. The loans bear an average interest rate of 15 percent payable on January 27 and July 27 each year. Effective January 28, 2002, the interest rate was changed to six month LIBOR ("London Interbank Borrowing Rate") plus 4.75 percent. Principal payments are due in varying installments on the semiannual interest payment dates beginning January 27, 2001 and ending by July 27, 2004. The loan agreements require Geoilbent meet certain financial ratios and covenants, including a minimum current ratio, and provides for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. Geoilbent began borrowing under these facilities in October 1997 and had borrowed a total of $48.5 million as of the end of the revolving portion of the loan facility and has repaid $10.0 million during the amortization portion of the loan through December 30, 2001. The proceeds from the loans were used by Geoilbent to develop the North Gubkinskoye Field in West Siberia, Russia. In May 2001, Geoilbent obtained a $3.3 million loan from IMB payable in six payments of $0.6 million commencing August 1, 2001, ending November 1, 2002, bearing interest at LIBOR plus 6.5 percent. The loan is collateralized by moveable property in the South Tarasovskoye field. The principal payment requirements for the long-term debt of Geoilbent at December 31, 2001 are as follows (in thousands):

     2003......................................  $  11,000
     2004......................................     11,000
                                                 ---------
                                                 $  22,000

The Russian government will more than double the export tariff beginning in June to $20.34 per ton ($2.79 per barrel) due to the rise in oil prices over the last two months, which has averaged $167.60 per ton. The government sets the maximum crude oil export tariff rate as a percentage of the customs dollar value of Urals, Russia's main crude export blend. Under the current system when the Urals price is in a range of $109.70 to $182.50 per ton a tariff of 35% is imposed on the sum exceeding the level of $109.50. When Urals crude is below $109.50 per ton no tariff is collected. When the price rises above $182.58 per ton, exporters pay a combined tariff comprising $25.48 per ton, plus a tariff of 40 percent on the sum exceeding $182.50. We are unable to predict the impact of taxes, duties and other burdens for the future on our Russian operations.

At December 31, 2001, Geoilbent had accounts payable outstanding of $26.6 million of which approximately $13.0 million was 90 days or more past due. The amounts outstanding were primarily to contractors and vendors for drilling and construction services. Under Russian law, creditors, for which payments are 90 days or more past due, can force a company into involuntary bankruptcy. As a minority shareholder in Geoilbent, we are attempting to cause Geoilbent and its majority shareholder to take the necessary steps to bring Geoilbent's payables current with such creditors including a reduced capital expenditure budget and consideration of additional capital contributions by Geoilbent's shareholders. However, there can be no assurances that we will be successful in our attempts or that the creditors will not take preemptive action contrary to the best interest of Geoilbent's shareholders. In the event of involuntary bankruptcy, we may be obligated to impair our investment in Geoilbent ($47.7 million at March 31, 2002) until such time as a final determination is made under Russian law. Involuntary bankruptcy would have no impact on cash flow, as Geoilbent has not paid a dividend.

ARCTIC GAS COMPANY

In April 1998, we signed an agreement to earn a 40 percent equity interest in Arctic Gas Company, formerly Severneftegaz. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 794,972 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Under the terms of a Cooperation Agreement between us and Arctic Gas, we earned a 40 percent equity interest in exchange for providing or arranging for a credit facility of up to $100 million for the project, the terms and timing of which were finalized in February 2002. Pursuant to the Cooperation Agreement, we have received voting shares representing a 40 percent ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provided for removal of the restrictions as disbursements were made under the credit facility. From December 1998 through December 2001, we purchased shares representing an additional 28 percent equity interest not subject to any sale or transfer restrictions. On February 27, 2002, we entered into a Sale and Purchase Agreement to sell our entire 68 percent interest in Arctic Gas to a nominee of the Yukos Oil Company, a Russian oil and gas company, for $190 million plus approximately $30 million as repayment of intercompany loans owed to us by Arctic Gas ("Arctic Gas Sale"). On March 28, 2002 we received the first payment ($121.0 million) of proceeds. By April 12, 2002, we had received the balance of proceeds plus repayment of the intercompany loans owed to us by Arctic Gas.

We account for our interest in Arctic Gas using the equity method due to the significant influence we exercise over the operating and financial policies of Arctic Gas. Our weighted-average equity interest, not subject to any sale or transfer restrictions for the three months ended December 31, 2001 and 2000 was 40 percent and 28 percent, respectively. We recorded as our share in the losses of Arctic Gas $0.4 million, and $0.3 million for the three months ended December 31, 2001 and 2000. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between us and Arctic Gas, or change any terms in any existing agreements between the two partners such as the Cooperation Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed.

Arctic Gas began selling oil in June 2000. All amounts represent 100 percent of Arctic Gas. Summarized financial information for Arctic Gas follows (in thousands):

STATEMENTS OF OPERATIONS:

                                                                      THREE MONTHS ENDED DECEMBER 31,
                                                            ---------------------- ------- ----------------------
                                                                    2001                           2000
                                                            ----------------------         ----------------------
Oil sales.....................................................  $    3,945                       $    2,017

Expenses
  Selling and distribution expenses(a)........................       1,565                                -
  Operating expenses..........................................         898                            1,144
  Depreciation................................................         251                              178
  General and administrative..................................       1,072                              635
  Taxes other than on income..................................         547                              938
                                                                ----------                       ----------
                                                                     4,333                            2,895
                                                                ----------                       ----------
Loss from operations..........................................        (388)                            (878)

Other Non-Operating Income (Expense)
  Other expenses..............................................          (5)                               -
  Interest expense............................................        (335)                            (304)
  Net loss on exchange rates..................................         (33)                            (283)
                                                                ----------                       ----------
                                                                      (373)                            (587)
                                                                ----------                       ----------

Loss before income taxes......................................        (761)                          (1,465)

Income tax benefit............................................           -                             (189)
                                                                ----------                       ----------
Net loss......................................................  $     (761)                      $   (1,276)
                                                                ==========                       ==========


(a) 2001 selling and distribution expenses were included in oil sales


BALANCE SHEET DATA:

                                                                 DECEMBER 31,                  SEPTEMBER 31,
                                                                     2001                          2001
                                                           -------------------------       ----------------------
Current assets................................................     $ 3,340                        $ 1,971
Other assets..................................................      13,817                         10,899
Current liabilities...........................................      33,758                         27,040
Net deficit...................................................     (16,601)                       (14,170)


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

In December 1999, we entered into agreements with Schlumberger and Helmerich & Payne to further develop the South Monagas Unit pursuant to a long-term incentive-based development program. Schlumberger has agreed to financial incentives intended to reduce drilling costs, improve initial production rates of new wells and to increase the average life of the down hole pumps at South Monagas Unit. As part of Schlumberger's commitment to the program, it provides additional technical and engineering resources on-site full-time in Venezuela. As of December 31, 2000, 26 new oil wells and 2 re-entry oil wells had been drilled under the alliance program.

In January 2001, we suspended the development drilling program until the second half of 2001 in order to thoroughly review all aspects of operations in order to integrate field performance to date with revised computer simulation modeling and improved well completion technology. In August 2001, drilling re-commenced in the Uracoa Field under the alliance agreement with Schlumberger. As of December 31, 2001, we drilled 8 new wells in Uracoa and identified 7 well locations in undepleted portions of the Tucupita Field, each of the first three wells is producing at a sustainable rate of approximately 1,400 Bbls of oil per day as of May 1, 2002.

In August 2001, Benton-Vinccler signed an agreement to amend the alliance with Schlumberger. The amended long-term incentive-based alliance continues to provide incentives intended to improve initial production rates of new wells and to increase the average life of the down hole pumps at South Monagas Unit. In addition, Schlumberger has agreed to provide drilling and completion services for new wells utilizing fixed lump sum pricing. We chose not to renew the alliance with Helmerich & Payne and have entered into a standard drilling contract with Flint South America, Inc. In September 2001, we completed the majority of the reservoir simulation study of the Uracoa Field and expect to complete a revised field development plan, incorporating the results of this study in 2002.

The stability of government in Venezuela and the government's relationship with the state-owned national oil company, PDVSA, remain significant risks for our company. PDVSA is the sole purchaser of all Venezuela oil production. On April 11, 2002, the President of Venezuela was removed from power as a result of a civil and military coup. For a number of reasons, the interim government, initially installed by the military, failed and the past president regained power on April 13, 2002. Upon his return to power, the president named a new president of PDVSA who, in turn, reinstated certain key PDVSA executives who the Venezuelan president had previously fired in February. These firings had contributed to the political instability in the government and were cause for concern for those companies doing business with PDVSA. During this period, our oil production was not interrupted nor were our employees affected. There is no certainty that the political environment will remain stable for any length of time, or that our production will not be interrupted. However, the importance of PDVSA to Venezuela's future is utmost. PDVSA supplies 50% of all government revenue and 33% of GNP and 75% of total exports. Accordingly, while no assurances can be given, we believe that PDVSA will continue to operate and to purchase our oil production, and that the government will work to minimize political uncertainty in order to continue to attract foreign capital investment.

In January 2001, we and our partners in the Delta Centro Block in Venezuela reached an agreement with Corporacion Venezolana del Petroleo, S.A. to terminate the exploration contract in exchange for the unused portion of the standby letter of credit of $7.7 million. As a result, we included $7.7 million of restricted cash that collateralized the letter of credit in the Venezuelan full cost pool.

NOTE 9 - UNITED STATES OPERATIONS

In April and May 2000, we entered into agreements with Coastline Energy Corporation ("Coastline") for the purpose of acquiring, exploring and developing oil and natural gas prospects both onshore and in the state waters of the Gulf Coast states of Texas, Louisiana and Mississippi. The agreement with Coastline was terminated on August 31, 2001. As of April 15, 2002, we approved an authority for expenditure to drill the Claude Boudreaux #1 exploratory well in the Lakeside Exploration Prospect. We have a 10 percent working interest in the well. Coastline will manage our non-operated interest in this well on a per diem basis.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

From 1996 through 1998, we made unsecured loans to our then Chief Executive Officer, A. E. Benton, bearing interest at the rate of 6 percent per annum. We subsequently obtained a security interest in Mr. Benton's shares of stock and stock options. In August 1999, Mr. Benton filed a chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. In February 2000, we entered into a separation agreement and a consulting agreement with Mr. Benton pursuant to which we retained Mr. Benton as an independent contractor to perform certain services for us. During 2001, we paid Mr. Benton $116,833, and have paid a total of $536,545 from February 2000 through May 2001 for services performed under the consulting agreement. On May 11, 2001, Mr. Benton and the Company entered into a settlement and release agreement under which the consulting agreement was terminated and Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provides for the repayment of our loans to him. We currently continue to retain our security interest in Mr. Benton's 600,000 shares of our stock and in his stock options, and we have the right to vote the shares owned by him and to direct the exercise of his options. Repayment of our loans to Mr. Benton may be achieved through Mr. Benton's liquidation of certain real and personal property assets and a phased liquidation of stock resulting in Mr. Benton's exercise of his stock options. The amount that we eventually realize, and the timing of receipt of payments will depend upon the timing and results of the liquidation of Mr. Benton's assets. The amount of Mr. Benton's indebtedness to us currently approximates $6.6 million. We continue to accrue interest at the rate of 6 percent per annum and record additional allowances as the interest accrues. The consulting agreement provides upon closing of the Arctic Gas Sale, Mr. Benton will be entitled to receive two percent of our net after tax cash receipt, actually received by us in the U.S., resulting from the Arctic Gas Sale. The consulting agreement further provides that under his proposed bankruptcy plan of reorganization, Mr. Benton agrees that five percent of any proceeds receive shall be used solely for the purpose of making payments to us on account of the unsecured portion of Mr. Benton's debt. Based upon information provided by Mr. Benton's bankruptcy counsel, we anticipate that under the bankruptcy plan of reorganization that Mr. Benton will propose, we will receive $1.7 million. This amount does not include the amounts that we will realize from the exercise of Mr. Benton's options and the subsequent sale of the resulting shares, nor does it include the net proceeds that we will receive from the sale of Mr. Benton's 600,000 shares of our stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution you that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our management involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words budget, budgeted, anticipate, expect, believes, goals or projects and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our substantial concentration of operations in Venezuela and Russia, the political and economic risks associated with international operations, the anticipated future development costs for our undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and natural gas wells, the price for oil and natural gas, and other risks described in our filings with the Securities and Exchange Commission. The following factors, among others, in some cases have affected and could cause actual results and plans for future periods to differ materially from those expressed or implied in any such forward-looking statements: fluctuations in oil and natural gas prices, changes in operating costs, overall economic conditions, political stability, acts of terrorism, currency and exchange risks, changes in existing or potential tariffs, duties or quotas, availability of additional exploration and development opportunities, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our 2001 Annual Report on form 10-K, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

MANAGEMENT, OPERATIONAL AND FINANCIAL RESTRICTIONS

On February 27, 2002, we entered into a Sale and Purchase Agreement ("Arctic Gas Sale") to sell our entire 68 percent stock ownership interest in Arctic Gas Company to a nominee of the Yukos Oil Company for $190 million plus approximately $30 million as repayment of intercompany loans owed to us by Arctic Gas. On March 28, 2002, we received the first payment ($121.0 million) of proceeds and on March 29, 2002 we irrevocably deposited $108 million plus accrued interest through May 1, 2002 with the trustee to retire all of the outstanding 11.625 percent senior notes due in May 2003. The trustee notified the holders that the senior notes would be redeemed May 1, 2002. By April 12, 2002, we had received the balance of the proceeds plus repayment of the intercompany loan, transferred the Arctic Gas shares and concluded the transaction. We will record an after-tax gain of approximately $93 million on the Arctic Gas Sale in the secord quarter. On April 12, 2002, we purchased $20 million par value of 9.375 percent senior notes due in November 2007 for $18.8 million plus accrued interest. We intend to use the remaining net proceeds and cash received from the repayment of loans to further reduce debt from time to time, accelerate the strategic growth of our assets in Venezuela and Russia and for general corporate purposes.

We possess significant producing properties in Venezuela, which we believe have yet to be optimized, and valuable unexploited acreage in both Venezuela and Russia. We believe the eleven new wells drilled in the South Tarasovskoye Field since July 2001 may significantly increase the value of our Geoilbent properties. In December 2001 and the first three months of 2002, we completed two producers and two injector wells and are completing a third producer well in the Tucupita Field program in Venezuela. We are evaluating the construction of additional processing and handling facilities and are in discussions with PDVSA to negotiate a sales contract that will allow for the first-time sale of natural gas in Venezuela by our affiliate.

In June 2001, we implemented a plan designed to reduce overall general and administrative cost, including exploration overhead, at our corporate headquarters and to transfer management oversight of geological and geophysical activities to our overseas office in Maturin, Venezuela and in Western Siberia and Moscow, Russia. The reduction in general and administrative cost was accomplished by reducing our headquarters staff and relocating our headquarters to Houston, Texas from Carpinteria, California.

Geoilbent has reduced its 2002 capital budget to approximately $16.6 million, of which $2.7 million is for the North Gubkinskoye Field, $9.7 million is for the South Tarakovskoye Field, $2.2 million is to carry out seismic and related exploration activity and $2.0 million is for natural gas plant economic, technical and feasibility studies. Geoilbent's 2002 operating budget includes $16.0 million for principal payments on its loan facility. In addition, Geoilbent had outstanding accounts payable of $26.6 million as of December 31, 2001, primarily to contractors and vendors for drilling and construction services which $13.0 million were 90 days or more past due.

Although Geoilbent's reduced capital expenditure budget may help to alleviate any shortfall of funds available to make payments to the banks and its creditors as those payments come due, it is uncertain that Geoilbent's cash flow from operations will be sufficient to do so, and it may be necessary for Geoilbent to obtain capital contributions from its partners, including us, to have sufficient funds to make these payments on a timely basis. Although we may consider making such a capital contribution, there can be no assurances that we will do so, nor can there be any assurances that Geoilbent's other partner will be willing or able to do so. Under Russian Law, a creditor can force a company into involuntary bankruptcy if the company's payments have been due for more than 90 days. In the event of involuntary bankruptcy, we may be obligated to impair our investment in Geoilbent ($47.7 million at March 31, 2002) until such time as a final determination is made under Russian law. Involuntary bankruptcy would have no impact on cash flow, as Geoilbent has not paid a dividend.

RESULTS OF OPERATIONS

We include the results of operations of Benton-Vinccler in our consolidated financial statements and reflect the 20 percent ownership interest of Vinccler as a minority interest. We account for our investments in Geoilbent and Arctic Gas using the equity method. We include Geoilbent and Arctic Gas in our consolidated financial statements based on a fiscal year ending September 30. Accordingly, our results of operations for the three months ended March 31, 2002 and 2001 reflect results from Geoilbent and Arctic Gas for the three months ended December 31, 2001 and 2000, respectively.

We follow the full-cost method of accounting for our investments in oil and gas properties. We capitalize all acquisition, exploration, and development costs incurred. We account for our oil and gas properties using cost centers on a country-by-country basis. We credit proceeds from sales of oil and gas properties to the full-cost pools if the sales do not result in a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved property. We amortize capitalized costs of oil and gas properties within the cost centers on an overall unit-of-production method using proved oil and gas reserves as audited or prepared by independent petroleum engineers. Costs that we amortize include:

     o   all capitalized costs (less accumulated amortization and impairment);
     o the estimated future expenditures (based on current costs) to be incurred in developing proved reserves; and
     o   estimated dismantlement, restoration and abandonment costs.

You should read the following discussion of the results of operations for the three months ended March 31, 2002 and 2001 and the financial condition as of March 31, 2002 and December 31, 2001 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

We have presented selected expense items from our consolidated income statement as a percentage of oil sales in the following table:

                                                        THREE MONTHS ENDED MARCH 31,
                                                             2002          2001
                                                             ----          ----
Operating Expenses...................................         27%           37%
Depletion, Depreciation and Amortization.............         27            17
General and Administrative...........................         12            14
Taxes Other Than on Income...........................          2             3
Interest.............................................         24            18

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Our results of operations for the three months ended March 31, 2002 primarily reflected the results for Benton-Vinccler in Venezuela, which accounted for all of our production and oil sales revenue. As a result of lower production and lower world crude oil prices, oil sales in Venezuela were 21 percent lower in 2002 compared with 2001. Realized fees per barrel decreased 20 percent (from $13.34 in 2001 to $10.73 in 2002) and oil sales quantities decreased 1 percent (from 2.6 MMBbls of oil in 2001 to 2.5 MMBbls of oil in 2002). Our operating expenses from the South Monagas Unit decreased 42 percent primarily due to reduced workovers and cost control.

Our revenues decreased $7.1 million, or 21 percent, during the three months ended March 31, 2002 compared with 2001. This was due to decreased oil sales revenue in Venezuela as a result of decreased sales quantities and world crude oil prices. Our sales quantities for the three months ended March 31, 2002 from Venezuela were 2.5 MMBbls (28,200 Bbls of oil per day) compared to 2.6 MMBbls (28,600 Bbls of oil per day) for the three months ended March 31, 2001. Prices for crude oil averaged $10.73 per Bbl (pursuant to terms of an operating service agreement) from Venezuela during the three months ended March 31, 2002 compared to $13.34 per Bbl during the three months ended March 31, 2001.

Our operating expenses decreased $5.4 million, or 42 percent, during the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This was primarily due to the installation of the Tucupita pipeline in mid-2001 and elimination of transportation costs and cost control. Depletion, depreciation and amortization increased $1.5 million, or 26 percent, during the three months ended March 31, 2002 compared with 2001 primarily due to decreased proved reserves and increased future development costs at the South Monagas Unit. Depletion expense per barrel of oil produced from Venezuela during the three months ended March 31, 2002 was $2.37 compared with $2.12 during 2001. General and administrative expenses decreased $1.5 million, or 31 percent, during the three months ended March 31, 2002 compared with 2001. This was primarily due to the reduction in corporate overhead, moving our headquarters to Houston and transferring our engineering, geological and geophysical activities to our oversees offices in the third and fourth quarters of 2001. Taxes other than on income were decreased during the three months ended March 31, 2002 compared with 2001. A non-recurring foreign payroll adjustment was $0.7 million of the reduction.

Interest expense increased $0.3 million, or 5 percent, during the three months ended March 31, 2002 compared with 2001. This was primarily due to the addition of the loans for the Tucupita pipeline facility. Net gain on exchange rates increased $2.0 million for the three months ended March 31, 2002 compared with 2001. This was due to decline in the value of the Bolivar relative to the U.S. Dollar. We realized income before income taxes and minority interest of $4.6 million during the three months ended March 31, 2002 compared with income of $4.4 million in 2001. Income tax expense declined $1.4 million due to the ability to offset U.S. losses (primarily interest expense) with the gain on the Arctic Gas Sale. The effective tax rate of 39 percent for the period ended March 31, 2002, varies from the U.S. statutory rate of 35 percent primarily because income taxes are paid on profitable operations in foreign jurisdictions. The effective tax rate of 73 percent for the period ended March 31, 2001, varies from the U.S. statutory rate of 35 percent primarily because income taxes are paid on profitable operations in foreign jurisdictions and no benefit is provided for net operating losses generated in the U.S. The income attributable to the minority interest increased $0.1 million for the three months ended March 31, 2002 compared with 2001. This increase was due to the increased profitability of Benton-Vinccler.

Equity in net earnings of affiliated companies decreased $2.3 million, or 96 percent, during the three months ended March 31, 2002 compared with 2001. This was primarily due to the decreased income from Geoilbent. Our share of revenues from Geoilbent was $8.7 million for the three months ended December 31, 2001 compared with revenues of $9.4 million for 2000. The decrease of $0.7 million, or 7 percent, was due to lower world crude oil prices offset by increased sales quantities. Prices for Geoilbent's crude oil averaged $13.38 per Bbl during the three months ended December 31, 2001 compared with $21.58 per Bbl for the three months ended December 31, 2000. Our share of Geoilbent oil sales quantities increased by 215,409 Bbls, or 49 percent, from 650,648 Bbls sold during the three months ended December 31, 2001 to 435,239 Bbls sold during the three months ended December 31, 2000.

CAPITAL RESOURCES AND LIQUIDITY

The oil and natural gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. We require capital principally to service our debt and to fund the following costs:

     o drilling and completion costs of wells and the cost of production, treating and transportation facilities;
     o   geological, geophysical and seismic costs; and
     o   acquisition of interests in oil and gas properties.

The amount of available capital will affect the scope of our operations and the rate of our growth. Our future rate of growth also depends substantially upon the prevailing prices of oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to service our debt. Additionally, our ability to pay interest on our debt and general corporate overhead is dependent upon the ability of Benton-Vinccler to make loan repayments, dividends and other cash payments to us; however, there may be contractual obligations or legal impediments to receiving dividends or distributions from our subsidiaries.

Debt Reduction and Restructuring Program. We currently have significant debt principal obligations payable in 2007 ($105 million). On April 12, 2002, we reduced this obligation by $20 million par value with a portion of the net proceeds from the Arctic Gas Sale. We may pursue additional open market debt purchases of the obligations due in 2007 to further reduce debt.

Working Capital. Our capital resources and liquidity are affected by the timing of our semiannual interest payments of approximately $4.0 million (including the benefit of the $20 million purchase of 2007 senior notes) each May 1 and November 1 and by the quarterly payments from PDVSA at the end of the months of February, May, August and November pursuant to the terms of the contract between Benton-Vinccler and PDVSA regarding the South Monagas Unit. As a consequence of the timing of these interest payment outflows and the PDVSA payment inflows, our cash balances can increase and decrease dramatically on a few dates during the year. In each May and November in particular, interest payments at the beginning of the month and PDVSA payments at the end of the month create large swings in our cash balances. In October 2000, an uncommitted short-term working capital facility of 8 billion Bolivars (approximately $8 million currently) was made available to Benton-Vinccler by a Venezuelan commercial bank. The credit facility bears interest at fixed rates for 30-day periods, is guaranteed by us and contains no restrictive or financial ratio covenants. We believe that similar arrangements will be available to us in future quarters. At March 31, 2002, there was no outstanding balance. In February 2002, the Venezuelan Bolivar was allowed to float against the U.S. dollar. While the long-term impact of this action is uncertain, the short-term implication may be difficulty in purchasing U.S. dollars with Bolivars and reducing

U.S. dollar equivalent amounts of Benton-Vinccler's short-term working capital facility. We are negotiating with a bank to increase the Bolivar denominated short-term working capital facility to approximately $12 million U.S. dollar equivalent. We do not expect this action to have a material impact on Benton-Vinccler's operations.

The Arctic Gas Sale will provide the additional funds for both the service of our debt and the development of our assets. We continue to develop sources of additional capital and/or managing our cash requirements by various techniques including, but not limited to:

     o managing the scope and timing of our capital expenditures, substantially all of which are within our discretion;
     o forming joint ventures or alliances with financial or other industry partners;
     o   hedging price risks;
     o   monetizing assets.

The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                         2002                 2001
                                                                                    ----------------     ---------------
Net cash provided by operating activities.......................................      $    8,518            $ 11,398
Net cash provided by (used in) investing activities.............................          97,554              (6,388)
Net cash provided by (used in) financing activities.............................        (109,237)              6,427
                                                                                      ----------            --------
Net increase (decrease) in cash.................................................      $   (3,165)           $ 11,437
                                                                                      ==========            ========


At March 31, 2002, the Arctic Gas Sale was not closed. A current liability for the partial payment on sale of equity interest was recorded in anticipation of the formal closing, which occurred on April 12, 2002. Negative working capital results from this disclosure. An after-tax gain of approximately $93 million from the sale of Arctic Gas will be recorded in the second quarter and working capital will increase accordingly.

At December 31, 2001, Geoilbent had accounts payable of $26.6 million of which approximately $13.0 million was 90 days or more past due. The amounts outstanding were primarily to contractors and vendors for drilling and construction services. Under Russian law, creditors, for which payments are past due, can force a company into involuntary bankruptcy. The reduced capital expenditure budget and potential capital contribution scheduled for 2002 is intended to enable Geoilbent to bring its accounts payable current.

Cash Flow from Operating Activities. During the three months ended March 31, 2002 and 2001, net cash provided by operating activities was approximately $8.5 million and $11.4 million, respectively. Cash flow from operating activities decreased by $2.9 million during the three months ended March 31, 2002 compared with 2001.

Cash Flow from Investing Activities. A $121.0 million partial payment was received on the Arctic Gas Sale. During the three months ended March 31, 2002 and 2001, we had drilling and production related capital expenditures of approximately $12.7 million in each period. In addition, during the three months ended March 31, 2002, we increased our investment in Arctic Gas by $2.2 million, all of which was recovered at the formal closing of the sale by April 12, 2002.

We expect capital expenditures of approximately $30.0 million at the South Monagas Unit during 2002. The timing and size of the investments for the South Monagas Unit are substantially at our discretion. We anticipate that Geoilbent will continue to fund its expenditures through its own cash flow, credit facilities and potentially a shareholder contribution. Our remaining capital commitments worldwide are relatively minimal and are substantially at our discretion. We will also be required to make interest payments of approximately $11.2 million related to our outstanding senior notes in April 2002 and $4.0 million in November 2002. On March 29, 2002 we irrevocably deposited sufficient cash with the trustee to redeem the entire $108 million plus accrued interest through May 1, 2002 of the 11.625 percent senior notes due in May 2003. In addition, on April 12, 2002, we purchased $20 million par value of the 9.375 percent senior notes due in November 2007.

We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements. The results from the new wells drilled in the Tucupita Field in Venezuela under the alliance agreements with Schlumberger indicate that the reservoir formation quality is as expected, but may be sensitive to drilling and completion practices.

Cash Flow from Financing Activities. In May 1996, we issued $125 million in
11.625 percent senior unsecured notes due May 1, 2003, of which we repurchased $17 million at their discounted value in September and November 2000. The notes were repurchased with the issuance of 4.2 million common shares and cash of $3.5 million plus accrued interest. In November 1997, we issued $115 million in 9.375 percent senior unsecured notes due November 1, 2007, of which we subsequently repurchased $10 million at their par value for cash. Interest on all of the notes is due May 1st and November 1st of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. On March 28, 2002, we received the first payment ($121.0 million) of proceeds from the Arctic Gas Sale, and on March 29, 2002, we irrevocably deposited $108 million plus accrued interest through May 1, 2002 with the trustee to redeem all of the outstanding 11.625 percent senior notes due in May 2003. The trustee notified the holders that the senior notes would be redeemed May 1, 2002. At March 31, 2002, we were in compliance with all covenants of the indentures.

DOMESTIC OPERATIONS

In April and May 2000, we entered into agreements with Coastline Energy Corporation ("Coastline") for the purpose of acquiring, exploring and developing oil and natural gas prospects both onshore and in the state waters of the Gulf Coast states of Texas, Louisiana and Mississippi. The agreement with Coastline was terminated on August 31, 2001. As of April 15, 2002, we approved an authority for expenditure to drill the Claude Boudreaux #1 exploratory well in the Lakeside Exploration Prospect. We have a 10 percent working interest in the well. Coastline will manage our non-operated interest in this well on a per diem basis.

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

In December 1999, Benton-Vinccler entered into an alliance with Schumberger for the Uracoa field which includes reservoir modeling, drilling and down hole electrical pumping. The alliance gives us access to Schlumberger's technical resources and personnel and provides financial incentives for Schlumberger based on their performance. The incentives are designed to reduce drilling costs, improve initial production rates of new wells and increase the average life of down hole pumps. Schlumberger maintains a full-time staff at Benton-Vinccler's office as part of this agreement. We signed an amendment to the alliance in 2001 whereby Schlumberger agreed to provide drilling and completion services for new wells utilizing fixed lump sum pricing. The amended alliance continues to provide incentives to Schlumberger designed to improve initial production rates of new wells and to increase the average life of the down hole pumps.

We drilled eight oil wells in 2001 and two oil wells, two injector wells in the three months ended March 31, 2002. As part of our strategic shift in focus on the value of the barrels produced, we suspended the development-drilling program for a period of approximately eight months starting in January 2001. During this period, with the assistance of alliance partner Schlumberger, all aspects of operations were thoroughly reviewed to integrate field performance to date with revised computer simulation modeling and improved well completion technology. This resulted in a streamlined and more effective infill drilling and well workover program that is part of an overall reservoir management strategy to drain the remaining 105 MMBbls (84 MMBbls net to Benton) of proved reserves of oil in the fields. We embarked upon a new goal to accelerate our development program production in the second half of 2001. We expect to average 31,000 to 33,000 Bbls of oil production per day for 2002.

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

Arctic Gas Company, formerly Severneftegaz, was formed in 1992 as a private company to explore and develop the Samburg and Yevo-Takha License Blocks. The Samburg and Yevo-Yakha License Blocks are located within the West Siberian Basin, the world's largest sedimentary basin, which contains a significant portion of the world's natural gas reserves. Both license blocks are on the eastern flank of the giant Urengoy natural gas field, which currently produces hydrocarbons from Cenomanian reservoirs. Under the terms of agreements signed in April 1998, we acquired a 40 percent interest in Arctic Gas in return for providing or arranging up to $100 million of credit financing for the project. Our agreements impose restrictions on the sale and transfer of these shares subject to disbursements under the credit financing and provide that for every $2.5 million of credit made available, 1 percent of the interest will be released from the restrictions.

As of March 31, 2002, we had provided $31.1 million of credit, of which $31.1 million had been applied to the release of restrictions on the shares. As a result, we had earned the right to remove restrictions from shares representing an approximate 11 percent equity interest. From 1998 through December 2001, we separately purchased shares representing an additional 28 percent equity interest not subject to any sale or transfer restrictions. Including the additional purchased shares, as of March 31, 2002, we owned a total of 68 percent of the voting shares of Arctic Gas, of which 39 percent was not subject to restrictions.

On February 27, 2002, we entered into a Sale and Purchase Agreement to sell our entire 68 percent interest in Arctic Gas to a nominee of the Yukos Oil Company, a Russian oil and gas company, for $190 million plus approximately $30 million as repayment of intercompany loans owed to us by Arctic Gas. On March 28, 2002, we received the first payment ($121.0 million) of proceeds. By April 12, 2002, we had received the balance of the proceeds plus repayment of the intercompany loan and transferred the shares.

In December 1991, the joint venture agreement forming Geoilbent was registered with the Ministry of Finance of the USSR. Geoilbent's ownership is as follows:

     o   Benton owns 34 percent;
     o   Open Joint Stock Company Minley ("Minley") owns 66 percent.

In November 1993, the agreement was registered with the Russian Agency for International Cooperation and Development. Geoilbent was later re-chartered as a limited liability company. We believe that we have developed a good relationship with our shareholder and have not experienced any disagreements on major operational matters. Purneftegazgeologia and Purneftegas (co-founding shareholders) contributed their interest to Minley in 2001. We are reviewing ways to improve the operations, but we are a minority partner. Geoilbent shareholder action requires a 67 percent majority vote of its shareholders.

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

The South Tarasovskoye Field is located a few miles southeast of North Gubinskoye field and straddles the eastern boundary of the Urabor Yakhinsky exploration block acquired by Geoilbent in 1998. It is estimated a majority of the field is situated within the block. The remaining portion of the field falls within a license block owned by Purneftegaz. Production began in early 2001 from a discovery well drilled close to the boundary by Purneftegaz. Only 521 of Geoilbent's 763,558 acres in this field are reflected as proved-developed acres. Geoilbent also holds rights to two more license blocks comprising 426,199 acres.

The Russian government will more than double the export tariff beginning in June to $20.34 per ton ($2.79 per barrel) due to the rise in oil prices over the last two months, which has averaged $167.60 per ton. The government sets the maximum crude oil export tariff rate as a percentage of the customs dollar value of Urals, Russia's main crude export blend. Under the current system when the Urals price is in a range of $109.70 to $182.50 per ton a tariff of 35 percent is imposed on the sum exceeding the level of $109.50. When Urals crude is below $109.50 per ton no tariff is collected. When the price rises above $182.58 per ton, exporters pay a combined tariff comprising $25.48 per ton, plus a tariff of 40 percent on the sum exceeding $182.50. We are unable to predict the impact of taxes, duties and other burdens for the future on our Russian operations.

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

During the three months ended March 31, 2002, our net foreign exchange gain attributable to our Venezuelan operation was $2.1 million. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

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

CONCLUSION

While we can give you no assurance, we believe that our cash flow from operations and remaining net cash proceeds from the Arctic Gas Sale will provide sufficient capital resources and liquidity to fund our planned capital expenditures, investments in and advances to affiliates and semiannual interest payment obligations for the next 12 months. Our expectation is based upon our current estimate of projected price levels, no material interruption in production and the availability of short-term working capital facilities of up to $8 million currently during the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA and other financial alternatives. Future cash flows are subject to a number of variables including, but not limited to, the level of production, prices, as well as various economic and political conditions that have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates and foreign exchange, as discussed below.

OIL AND NATURAL GAS PRICES

As an independent oil and natural gas producer, our revenue, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. Historically, prices received for oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. This volatility is demonstrated by the average realizations in Venezuela, which declined from $10.01 per Bbl in 1997 to $6.75 in 1998 and increased to $14.94 in 2000, decreased to $12.52 in 2001 and averaged $10.73 in the three months ended March 31, 2002. Based on our budgeted production and costs, we will require an average realization in Venezuela of approximately $8.64 (relates to $18 West Texas Intermediate benchmark price) per Bbl in 2002 in order to break-even on income from consolidated companies before our equity in earnings from affiliated companies. From time to time, we have utilized hedging transactions with respect to a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce our exposure to price fluctuations. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. We did not enter into any commodity hedging agreements during 2000, 2001 or the first three months of 2002.

INTEREST RATES

Total long-term debt at March 31, 2002, consisted of $105 million of fixed-rate senior unsecured notes maturing in 2007. A hypothetical 10 percent adverse change in the floating rate would not have had a material affect on our results of operations for the three months ended March 31, 2002. On April 12, 2002 we purchased $20 million par value of 9.375 percent senior notes due in November 2007.

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

POLITICAL RISK

The stability of government in Venezuela and the government's relationship with the state-owned national oil company, PDVSA, remain significant risks for our company. PDVSA is the sole purchaser of all Venezuela oil production. On April 11, 2002, the President of Venezuela was removed from power as a result of a civil and military coup. For a number of reasons, the interim government, initially installed by the military, failed and the past president regained power on April 13, 2002. Upon his return to power, the president named a new president of PDVSA who, in turn, reinstated certain key PDVSA executives who the Venezuelan president had previously fired in February. These firings had contributed to the political instability in the government and were cause for concern for those companies doing business with PDVSA. During this period, our oil production was not interrupted nor were our employees affected. There is no certainty that the political environment will remain stable for any length of time, or that our production will not be interrupted. However, the importance of PDVSA to Venezuela's future is utmost. PDVSA supplies 50% of all government revenue and 33% of GNP and 75% of total exports. Accordingly, while no assurances can be given, we believe that PDVSA will continue to operate and to purchase our oil production, and that the government will work to minimize political uncertainty in order to continue to attract foreign capital investment.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                  None.

ITEM 2.    CHANGES IN SECURITIES

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.    OTHER INFORMATION

                  At the annual meeting of the shareholders, to be held on May 14, 2002, our stockholders will vote on a proposal to change the name of our company to "Harvest Natural Resources, Inc."

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Amendment to Certificate of Incorporation filed July 15, 1998.

         4.1 Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995.

         10.1 2001 Long Term Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to our S-8 Registration Statement (Registration No. 333-85900)).

(b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BENTON OIL AND GAS COMPANY


Dated:   May 13, 2002                  By: /s/ Peter J. Hill
                                          --------------------------------------
                                          Peter J. Hill
                                          President and Chief Executive Officer



Dated:   May 13, 2002                  By: /s/ Steven W. Tholen
                                          --------------------------------------
                                          Steven W. Tholen
                                          Senior Vice President of Finance and
                                          Administration and Chief Financial
                                          Officer

                                  EXHIBIT INDEX


3.1      Amendment to Certificate of Incorporation filed July 15, 1998.

4.1 Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995.

10.1     2001 Long Term Stock Incentive Plan (Incorporated by reference to
         Exhibit 4.1 to our S-8 Registration Statement (Registration No. 333-85900)).