Form 10-Q
period 2002-09-30
HARVEST NATURAL RESOURCES INC
filed 2002-11-12
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
                     Quarterly Report Pursuant to Section 13 or 15(d)
     [X]                 of the Securities Exchange Act of 1934
                   For the Quarterly Period Ended September 30, 2002 or

                    Transition Report Pursuant to Section 13 or 15(d)
     [ ]             of the Securities Exchange Act of 1934 for the
                      Transition Period from       to
                                             -----    -----

                           COMMISSION FILE NO. 1-10762

                                  ------------

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




                  At November 6, 2002, 35,507,418 shares of the
                   Registrant's Common Stock were outstanding.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES


                                                                                                                       Page
                                                                                                                       ----
PART I   FINANCIAL INFORMATION

             Item 1.    FINANCIAL STATEMENTS
                          Unaudited Consolidated Balance Sheets at September 30, 2002
                                 and December 31, 2001....................................................................3
                          Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
                                 for the Three and Nine Months Ended
                                 September 30, 2002 and 2001..............................................................4
                          Unaudited Consolidated Statements of Cash Flows for the Nine
                                 Months Ended September 30, 2002 and 2001.................................................5
                          Notes to Consolidated Financial Statements......................................................6

             Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............................................................15

             Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................20

             Item 4.    CONTROLS AND PROCEDURES..........................................................................21


PART II  OTHER INFORMATION

             Item 1.    LEGAL PROCEEDINGS................................................................................22

             Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................22

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

SIGNATURES...............................................................................................................23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 2002             2001
                                                                            --------------    --------------
                                                                             (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $       58,231    $        9,024
   Deposits and restricted cash                                                      2,812                12
   Marketable securities                                                            12,391                --
   Accounts and notes receivable:
       Accrued oil revenue                                                          38,100            23,138
       Joint interest and other, net                                                 7,914             9,520
   Prepaid expenses and other                                                        2,868             1,839
                                                                            --------------    --------------
                  TOTAL CURRENT ASSETS                                             122,316            43,533

RESTRICTED CASH                                                                         16                16

OTHER ASSETS                                                                         2,278             4,718
DEFERRED INCOME TAXES                                                                5,173            57,700

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES                                 50,700           100,498
PROPERTY AND EQUIPMENT:
   Oil and gas properties (full cost method - costs of $2,909 and
       $17,935 excluded from amortization in 2002 and 2001, respectively)          566,409           533,950
   Furniture and fixtures                                                            7,601             7,399
                                                                            --------------    --------------
                                                                                   574,010           541,349
   Accumulated depletion, impairment and depreciation                             (434,255)         (399,663)
                                                                            --------------    --------------
                                                                                   139,755           141,686
                                                                            --------------    --------------
                                                                            $      320,238    $      348,151
                                                                            ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade and other                                        $        4,404    $        8,132
   Accrued expenses                                                                 23,910            25,840
   Accrued interest payable                                                          3,406             3,894
   Income taxes payable                                                             16,911             3,821
   Commodity hedging contract                                                          998                --
   Current portion of long-term debt                                                 1,833             2,432
                                                                            --------------    --------------
                  TOTAL CURRENT LIABILITIES                                         51,462            44,119

LONG-TERM DEBT                                                                      89,884           221,583

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                   20,827            14,826

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none                                                              --                --
   Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 35,900 shares at September 30, 2002 and 34,164 shares at
         December 31, 2001                                                             353               342
   Additional paid-in capital                                                      171,415           168,108
   Accumulated deficit                                                             (10,210)         (100,128)
   Accumulated other comprehensive  loss                                              (658)               --
   Treasury stock, at cost, 650 shares at September 30, 2002 and
         50 shares at December 31, 2001                                             (2,835)             (699)
                                                                            --------------    --------------
         TOTAL STOCKHOLDERS' EQUITY                                                158,065            67,623
                                                                            --------------    --------------
                                                                            $      320,238    $      348,151
                                                                            ==============    ==============

See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (in thousands, except per share data, unaudited)


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                           -----------    -----------    -----------    -----------
                                                               2002           2001           2002           2001
                                                           -----------    -----------    -----------    -----------
REVENUES
   Oil sales                                               $    38,841    $    31,370    $    99,110    $    98,552
                                                           -----------    -----------    -----------    -----------
                                                                38,841         31,370         99,110         98,552
                                                           -----------    -----------    -----------    -----------

EXPENSES
   Operating expenses                                            8,841          9,683         24,696         32,188
   Depletion, depreciation and amortization                      6,177          5,963         20,951         18,668
   Write-downs of oil and gas properties and impairments         1,076             --         14,503            411
   General and administrative                                    3,929          5,456         12,532         15,876
   Bad debt recovery                                            (3,276)            --         (3,276)            --
   Taxes other than on income                                    1,167          1,243          2,974          4,369
                                                           -----------    -----------    -----------    -----------
                                                                17,914         22,345         72,380         71,512
                                                           -----------    -----------    -----------    -----------
                                                                20,927          9,025         26,730         27,040
INCOME FROM OPERATIONS

OTHER NON-OPERATING INCOME (EXPENSE)
   Gain on sale of investment                                    1,006             --        144,064             --
   Gain on early extinguishment of debt                             --             --            874             --
   Investment income and other                                      (2)           710          1,632          2,373
   Interest expense                                             (2,492)        (6,126)       (13,501)       (18,464)
   Net gain on exchange rates                                      670            297          5,102            516
                                                           -----------    -----------    -----------    -----------
                                                                  (818)        (5,119)       138,171        (15,575)
                                                           -----------    -----------    -----------    -----------

 INCOME FROM CONSOLIDATED COMPANIES
     BEFORE INCOME TAXES AND MINORITY INTERESTS                 20,109          3,906        164,901         11,465

INCOME TAX EXPENSE                                               6,612          3,510         68,105         10,587
                                                           -----------    -----------    -----------    -----------
INCOME BEFORE MINORITY INTERESTS                                13,497            396         96,796            878

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY
    COMPANIES                                                    2,590          1,523          6,001          4,357
                                                           -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONSOLIDATED COMPANIES                       10,907         (1,127)        90,795         (3,479)

EQUITY IN NET EARNINGS (LOSSES) OF AFFILIATED
    COMPANIES                                                    1,209          2,859           (876)         6,334
                                                           -----------    -----------    -----------    -----------

NET INCOME                                                 $    12,116    $     1,732    $    89,919    $     2,855
Other comprehensive loss: unrealized
     mark-to-market loss from cash flow
     hedging activities, net of tax                               (658)            --           (658)            --
                                                           -----------    -----------    -----------    -----------
TOTAL COMPREHENSIVE INCOME                                 $    11,458    $     1,732    $    89,261    $     2,855
                                                           ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
   Basic                                                   $      0.35    $      0.05    $      2.60    $      0.08
                                                           ===========    ===========    ===========    ===========
   Diluted
                                                           $      0.33    $      0.05    $      2.50    $      0.08
                                                           ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2002              2001
                                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $       89,919    $        2,855
  Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depletion, depreciation and amortization                                  20,951            18,668
   Write-downs of oil and gas properties                                     14,503               411
   Amortization of financing costs                                            1,558               944
   Gain on sale of investment                                              (144,064)               --
   Gain on early extinguishment of debt                                        (874)               --
   Equity in (earnings) losses of affiliated companies                          876            (6,334)
   Allowance for employee notes and accounts receivable                      (3,040)              247
   Non-cash compensation-related charges                                        882               245
   Minority interest in undistributed earnings of subsidiaries                6,001             4,357
   Deferred income taxes                                                     52,866              (534)
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                          (12,573)            4,204
     Prepaid expenses and other                                              (1,029)              842
     Accounts payable                                                        (3,728)           (8,606)
     Accrued expenses                                                        (7,688)            4,631
     Accrued interest payable                                                  (488)            5,747
     Income taxes payable                                                    13,090             6,986
                                                                     --------------    --------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                             27,162            34,663
                                                                     --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investments                                          189,841                --
 Additions of property and equipment                                        (32,860)          (34,610)
 Investment in and advances to affiliated companies                           9,226           (15,298)
 Increase in deposits and restricted cash                                    (2,800)              (57)
 Decrease in restricted cash                                                     --            10,961
 Purchase of marketable securities                                         (119,191)          (15,067)
 Maturities of marketable securities                                        106,800            16,370
                                                                     --------------    --------------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  151,016           (37,701)
                                                                     --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from exercise of stock options                                  2,436                --
 Proceeds from issuance of short-term borrowings and notes payable               --            21,111
 Payments on short-term borrowings and notes payable                       (131,488)          (14,632)
 (Increase) decrease in other assets                                             81              (112)
                                                                     --------------    --------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (128,971)            6,367
                                                                     --------------    --------------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                             49,207             3,329

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              9,024            15,132
                                                                     --------------    --------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $       58,231    $       18,461
                                                                     ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest expense                    $       14,093    $       13,512
                                                                     ==============    ==============
 Cash paid during the period for income taxes                        $        2,680    $        1,711
                                                                     ==============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
During the nine months ended September 30, 2001, we recorded an allowance for doubtful accounts related to amounts owed to us by our former chief executive officer. During the nine months ended September 30, 2002, we received and took in as treasury stock 600,000 shares of common stock from A. E. Benton as a result of the finalization of his plan of reorganization. During the nine months ended September 30, 2002, we reversed an allowance for doubtful accounts related to amounts owed to us by our former chief executive officer including the portions of the note secured by our stock and other properties (see Note 11).


See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The 2001 Annual Report on Form 10-K of Harvest Natural Resources, Inc. includes certain definitions and a summary of significant accounting policies that should be read in conjunction with this Quarterly Report on Form 10-Q. The financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current period presentation.

Investments in entities in which we have a significant ownership interest and exercise significant control, generally 20 to 50 percent, are accounted for using the equity method of accounting. We have investments in two entities that we account for under the equity method, Limited Liability Company "Geoilbent" ("Geoilbent") and Arctic Gas Company ("Arctic Gas"). We sold our entire ownership interest in Arctic Gas in April 2002.

MARKETABLE SECURITIES

Marketable securities are carried at amortized cost. The marketable securities we may purchase are limited to those defined as Cash Equivalents in the indentures for our senior unsecured note. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. Our marketable securities at cost, which approximates fair value, consisted of $12.4 million in commercial paper at September 30, 2002.

DERIVATIVES AND HEDGING

We began in the three months ended September 30, 2002 to use a derivative instrument to manage market risk resulting from fluctuations in the commodity price of crude oil. Benton-Vinccler, C.A. (See Note 8) entered into a commodity contract (costless collar), which requires payments to (or receipts from) counterparties based on a West Texas Intermediate floor price of $23.00 and a ceiling price of $30.15 for 6,000 barrels of oil per day. The notional amount of this financial instrument is based on expected production from the drilling of Tucupita development wells. This instrument protects our projected investment return by reducing the impact of an unexpected downward crude oil price movement. The hedge covers expected sales of production for six months beginning in mid-August 2002. Due to the pricing structure of our Venezuelan oil, this collar has the economic effect of hedging approximately 12,000 barrels of oil per day.

In order for a derivative instrument to qualify for hedge accounting, there must have been clear correlation between the derivative instrument and the forecasted transaction. Correlation of the commodity contract was determined by evaluating whether the contract gains and losses would substantially offset the effects of price changes on the underlying crude oil sales volumes. To the extent that correlation exists between the contract and the underlying crude oil sales volumes, realized gains or losses and related cash flows arising from the contracts are recognized as a component of oil revenue in the same period as the sale of the underlying volumes.

This derivative contract has been designated as a cash flow hedge. For all derivatives designated as cash flow hedges, we formally document the relationship between the derivative contract and the hedged item, as well as the risk management objective for entering into the contract. To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis. We measure the hedge effectiveness on a quarterly basis and hedge accounting is discontinued prospectively if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item. A loss of $0.7 million, after tax, is reflected in accumulated other comprehensive loss for the fair market value of this contract at September 30, 2002. In connection with this instrument we had deposited $2.8 million as of September 30, 2002 with the counterparty.

Statement of Financial Accounting Standards No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives for cash flow hedges are recorded each period in other comprehensive income. Our derivative is a cash flow hedge transaction in which we hedge the variability of cash flows related to a forecasted transaction. This derivative instrument is designated as a cash flow hedge and the changes in the fair value will be reported in other comprehensive income and will be reclassified to earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion (if any) of the cash flow hedge will be recognized in current period earnings.

EARNINGS PER SHARE

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 35.0 million and 34.6 million for the three and nine months ended September 30, 2002, respectively, and 33.9 million for each of the three and nine months ended September 30, 2001. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 36.5 million and 35.9 million for the three and nine months ended September 30, 2002, respectively, and 34.0 million for each of the three and nine months ended September 30, 2001, respectively.

PROPERTY AND EQUIPMENT

We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country by country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission).

The costs of unproved properties are excluded from amortization until the properties are evaluated. Excluded costs attributable to the China and other cost centers were $2.9 million and $17.9 million at September 30, 2002 and December 31, 2001, respectively. We regularly evaluate our unproved properties on a country by country basis for possible impairment. If we abandon all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed.

All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was substantially all attributable to the Venezuelan cost center for the nine months ended September 30, 2002 and 2001, was $19.9 million and $15.6 million ($2.58 and $2.12 per equivalent barrel), respectively. The rate for the nine months ended September 30, 2002 reflects the addition of 33 million equivalent barrels related to the natural gas contract signed on September 19, 2002, with Petroleos de Venezuela, S.A. ("PDVSA"). Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally five years. Depreciation expense was $1.1 million and $3.1 million for the nine months ended September 30, 2002 and 2001, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. We are currently assessing the impact of SFAS No. 143 and therefore, at this time, cannot reasonably estimate the effect of this statement on our consolidated financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". As allowed under the provisions of SFAS 145, we had decided to adopt SFAS 145 early (See Note 3).

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The Company will account for exit or disposal activities initiated after December 31, 1002, in accordance with the provisions of SFAS No. 146.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

Investments in Geoilbent and Arctic Gas are accounted for using the equity method due to the significant influence we exercise over their operations and management. Investments include amounts paid to the investee companies for shares of stock or joint venture interests and other costs incurred associated with the acquisition and evaluation of technical data for the oil and natural gas fields operated by the investee companies. Other investment costs are amortized using the units of production method based on total proved reserves of the investee companies. On February 27, 2002, we entered into a Sale and Purchase Agreement to sell our entire 68 percent interest stock ownership in Arctic Gas Company to a nominee of the Yukos Oil Company for $190 million plus approximately $30 million as repayment of intercompany loans owed to us by Arctic Gas. On April 12, 2002, we completed the sale of Arctic Gas and transferred the Arctic Gas shares ("Arctic Gas Sale") and recognized a gain of $144.1 million ($93.6 million after tax). Equity in earnings of Geoilbent is based on a fiscal year ending September 30. Results from Geoilbent are reported three months in arrears. Arctic Gas equity earnings for the twelve days of April have been reflected in the three months ended June 30, 2002, as a component of the gain on sale of investments. No dividends have been paid to us from Geoilbent.

Equity in earnings and losses and investments in and advances to companies accounted for using the equity method are as follows (in thousands):

                                         GEOILBENT, LTD.      ARCTIC GAS COMPANY           TOTAL
                                       -------------------    ------------------    -------------------
                                        SEP 30,    DEC 31,    SEP 30,    DEC 31,     SEP 30,    DEC 31,
                                         2002       2001       2002       2001        2002       2001
                                       --------   --------    -------   --------    --------   --------
Investments
    Equity in net assets               $ 28,056   $ 28,056    $    --   $ (1,814)   $ 28,056   $ 26,242
    Other costs, net of amortization        262        (99)        --     28,579         262     28,480
                                       --------   --------    -------   --------    --------   --------
      Total investments                  28,318     27,957         --     26,765      28,318     54,722

Advances                                  2,514         --         --     28,829       2,514     28,829

Equity in earnings (losses)              19,868     19,307         --     (2,360)     19,868     16,947
                                       --------   --------    -------   --------    --------   --------

      Total                            $ 50,700   $ 47,264    $    --   $ 53,234    $ 50,700   $100,498
                                       ========   ========    =======   ========    ========   ========


NOTE 3 - LONG-TERM DEBT AND LIQUIDITY


LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  2002            2001
                                                                             --------------   --------------
Senior unsecured notes with interest at 9.375%
    See description below                                                    $       85,000   $      105,000
Senior unsecured notes with interest at 11.625%                                          --          108,000
Note payable with interest at 6.86%
    See description below                                                             4,500            5,100
Note payable with interest at 30.25%
    See description below                                                             2,217            5,235
Non-interest bearing liability with a face value of $744 discounted at 7%
    See description below                                                                --              680
                                                                             --------------   --------------
                                                                                     91,717          224,015
Less current portion                                                                  1,833            2,432
                                                                             --------------   --------------
                                                                             $       89,884   $      221,583
                                                                             ==============   ==============

At December 31, 2001, we had $108.0 million in 11.625 percent senior unsecured notes due in May 1, 2003, all of which have been redeemed. In November 1997, we issued $115.0 million in 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes"), of which we repurchased $30.0 million. Interest on the 2007 Notes is due May 1 and November 1 of each year. At September 30, 2002, we were in compliance with all covenants of the indenture.

In March 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank, for construction of an oil pipeline. The loan is in two parts, with the first part in an original principal amount of $6.0 million that bears interest payable monthly based on 90-day London Interbank Borrowing Rate ("LIBOR") plus 5 percent with principal payable quarterly for five years. The second part, in the amount of 4.4 billion Venezuelan Bolivars ("Bolivars") (approximately $6.3 million), bears interest payable monthly based on a mutually agreed interest rate determined quarterly, or a six-bank average published by the central bank of Venezuela. The interest rate for the quarter ending September 30, 2002 was 30.25 percent with a negative effective interest rate taking into account exchange gains resulting from the devaluation of the Bolivar during the quarter. The loans provide for certain limitations on mergers and sale of assets. The Company has guaranteed the repayment of this loan.

In 2001, a dispute arose over collection by municipal taxing regimes on the Uracoa, Bombal and Tucupita Fields that comprise the South Monagas Unit resulting in overpayments and underpayments to adjacent municipalities. As settlement, a portion of future municipal tax payments will be offset by the municipal tax that was originally overpaid. The present value of the long-term portion of the settlement liability is $0.7 million at December 31, 2001. The entire balance was repaid or reclassified to short-term by September 30, 2002.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In October 2001, we received a letter from the New York Stock Exchange ("NYSE") notifying us that we had fallen below the continued listing standard of the NYSE. These standards include a total market capitalization of at least $50 million over a 30-day trading period and stockholders' equity of at least $50 million. According to the NYSE's notice, our total market capitalization over the 30 trading days ended October 17, 2001 was $48.2 million and our stockholders' equity was $16.0 million as of September 30, 2001. In accordance with the NYSE's rules, we submitted a plan to the NYSE detailing how we expected to reestablish compliance with the listing criteria within the next 18 months. In January 2002, the NYSE accepted our business plan, subject to quarterly reviews of the goals and objectives outlined in that plan. By April 2002, the total market capitalization and stockholders equity deficiencies were eliminated, and as of September 30, 2002, we remained in compliance with NYSE listing standards.

WRT Litigation

On February 17, 1998, the WRT Creditors Liquidation Trust filed suit in the United States Bankruptcy Court, Western District of Louisiana against us and Benton Oil and Gas Company of Louisiana, a.k.a. Ventures Oil & Gas of Louisiana ("BOGLA"), seeking a determination that the sale by BOGLA to a wholly owned subsidiary of WRT Energy Corporation, of certain West Cote Blanche Bay properties for $15.1 million, constituted a fraudulent conveyance under the Bankruptcy Code. After a court decision in BOGLA's favor, the claim was settled in September 2002 for a payment to us of $27,500.

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

See Note 11 - Related Party Transactions regarding A. E. Benton Reorganization.

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME

Benton-Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. We have incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                              THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                   2002              2001              2002               2001
                             ---------------   ---------------   ---------------    ---------------
Venezuelan Municipal Taxes   $           990   $         1,015   $         2,937    $         3,535
Franchise Taxes                           60                29               123                 89
Payroll and Other Taxes                  117               199               (86)               745
                             ---------------   ---------------   ---------------    ---------------
                             $         1,167   $         1,243   $         2,974    $         4,369
                             ===============   ===============   ===============    ===============

The nine months ended September 30, 2002 included a non-recurring foreign payroll tax adjustment of $0.7 million.

TAXES ON INCOME

At December 31, 2001, we had, for federal income tax purposes, operating loss carryforwards of approximately $130.0 million expiring in the years 2003 through 2020. It is anticipated that substantially all $130.0 million will be used by the taxable gain from the Arctic Gas Sale. We will not provide deferred tax assets on future U.S. operating losses.

We do not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of our ongoing business.

NOTE 6 - OPERATING SEGMENTS

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela operating segment is derived primarily from the production and sale of oil. Operations included under the heading "United States and other" include corporate management, exploration, development and production activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and other segment and are not allocated to other operating segments.

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                  ---------------------------    ----------------------------
                                      2002           2001            2002            2001
                                  ------------   ------------    ------------    ------------
OPERATING SEGMENT REVENUES
Oil sales:
   Venezuela                      $     38,841   $     31,370    $     99,110    $     98,552
                                  ------------   ------------    ------------    ------------
        Total oil sales                 38,841         31,370          99,110          98,552
                                  ============   ============    ============    ============

OPERATING SEGMENT INCOME (LOSS)
   Venezuela                      $     10,357   $      6,056    $     23,963    $     16,949
   Russia                                  344          2,557          (2,870)          5,462
   United States and other               1,415         (6,881)         68,826         (19,556)
                                  ------------   ------------    ------------    ------------
        Net income                $     12,116   $      1,732    $     89,919    $      2,855
                                  ============   ============    ============    ============

                                SEPTEMBER 30,     DECEMBER 31,
                                    2002              2001
                               --------------    --------------
OPERATING SEGMENT ASSETS
   Venezuela                   $      202,067    $      167,671
   Russia                              51,298           100,801
   United States and other            155,910           165,254
                               --------------    --------------
   Subtotal                           409,275           433,726
   Intersegment eliminations          (89,037)          (85,575)
                               --------------    --------------
      Total assets             $      320,238    $      348,151
                               ==============    ==============



NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT
We own a 34 percent interest in Geoilbent, a Russian limited liability company formed in 1991 that develops, produces and markets crude oil in the West Siberia region of Russia. Our investment in Geoilbent is accounted for using the equity method. Results from Geoilbent are reported three months in arrears. Sales quantities attributable to Geoilbent for the nine months ended June 30, 2002 and 2001 were 5.3 million (3.4 million domestic and 1.9 million export) barrels and
3.8 million (0.4 million domestic and 3.4 million export) barrels, respectively. Prices for crude oil for the nine months ended June 30, 2002 and 2001 averaged $12.23 ($7.49 domestic and $20.99 export) and $20.50 ($16.34 domestic and $20.96 export) per barrel, respectively. Depletion expense attributable to Geoilbent for the nine months ended June 30, 2002 and 2001 was $3.32 and $2.63 per barrel, respectively. Financial information for Geoilbent follows (in thousands). All amounts represent 100 percent of Geoilbent.


STATEMENTS OF INCOME:                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                             ------------    ------------    ------------    ------------
                                                 2002            2001            2002            2001
                                             ------------    ------------    ------------    ------------
Revenues
  Oil sales                                  $     25,288    $     27,141    $     64,902    $     78,290
                                             ------------    ------------    ------------    ------------
                                                   25,288          27,141          64,902          78,290
                                             ------------    ------------    ------------    ------------
Expenses
  Selling and distribution expenses                 1,800           3,023           5,708           7,318
  Operating expenses                                3,572           2,770          11,132           7,572
  Depletion, depreciation and amortization          5,349           3,538          17,586           9,942
  General and administrative                        1,686           1,406           5,656           3,581
  Taxes other than on income                        7,265           5,703          19,995          20,496
                                             ------------    ------------    ------------    ------------
                                                   19,672          16,440          60,077          48,909
                                             ------------    ------------    ------------    ------------

Income from operations                              5,616          10,701           4,825          29,381

Other Non-Operating Income (Expense)
  Other income                                        301             251           1,143           1,175
  Interest expense                                   (863)         (1,602)         (3,734)         (5,574)
  Net gain on exchange rates                           18              44           1,637             482
                                             ------------    ------------    ------------    ------------
                                                     (544)         (1,307)           (954)         (3,917)
                                             ------------    ------------    ------------    ------------

Income before income taxes                          5,072           9,394           3,871          25,464

Income tax expense                                     69           2,053           2,123           5,393
                                             ------------    ------------    ------------    ------------

Net income                                   $      5,003    $      7,341    $      1,748    $     20,071
                                             ============    ============    ============    ============


                                                                       JUNE 30,          SEPTEMBER 30,
BALANCE SHEET DATA:                                                     2002                2001
                                                                      ---------         --------------
Current Assets                                                        $ 28,889             $ 34,696
Other Assets                                                           190,106              187,593
Current Liabilities                                                     48,605               60,439
Other Liabilities                                                       29,500               22,550
Net Equity                                                             140,890              139,300

The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") together agreed in 1996 to lend up to $65 million to Geoilbent, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. At the beginning of the third quarter of 2002, Geoilbent owed EBRD $22.0 million and the parallel debt to IMB had been repaid in full. The interest rate on the EBRD loan is LIBOR plus 4.75 percent with principal payments due in varying installments on semiannual payment dates ending by July 27, 2004. The EBRD loan agreement requires that Geoilbent meet certain financial ratios, including a minimum current ratio. As of September 30, 2002, Geoilbent was not in compliance with the current ratio requirement, but has received a waiver from EBRD. By agreement dated September 23, 2002, the loan agreement with EBRD has been restructured into a revolving credit agreement, with up to $50.0 million available, including the $22 million already outstanding. Although the loan agreement has been executed, it will become effective and available for draw down only after certain conditions are satisfied. The restructured loan agreement will expire on December 31, 2002, if the conditions are not satisfied or waived. While no assurances can be given, the Company believes the conditions to the effectiveness of the loan and draw down will be satisfied. The interest rate for the restructured loan is six-month LIBOR plus 4.75 percent, with additional interest up to 3 percent during the term portion of the loan based upon Geoilbent's net income. Principal payments are due in six equal semiannual installments beginning January 27, 2004. The existing and restructured loan agreements grant EBRD a security interest in the assets of Geoilbent and continue to require that Geoilbent meet certain financial ratios and covenants, including a minimum current ratio. The loan agreements also provide for certain limitations on liens, additional indebtedness, certain investments, capital expenditures, dividends, mergers and sales of assets. In addition, the Company and Open Joint Stock Company "Minley" ("Minley"), the other interest owner in Geoilbent, have pledged their ownership interests in Geoilbent as security for the existing and restructured debt, and agreed to support Geoilbent in its obligations under the loan agreements, including providing technical and managerial personnel and resources to develop its fields. Under these agreements, the Company and Minley are each jointly and severally liable to EBRD for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by the other of its support obligations. The original proceeds from the loans were used by Geoilbent to develop the North Gubkinskoye Field and proceeds from the restructured loan will be used to reduce payables and to develop the South Tarasovskoye Field.

As of June 30, 2002, the composition of Geoilbent's debt was as follows:

                        Short-Term       Long-Term      Total
                        ----------       ---------    --------
                                      (in thousands)
 EBRD                    $ 5,500         $ 22,000     $27,500
 IMB                       3,600(a)            --       3,600
 Harvest(b)                   --            2,500       2,500
 Minley(b)                    --            5,000       5,000
                         -------         --------    --------
                         $ 9,100         $ 29,500    $ 38,600
                         =======         ========    ========

(a) In May 2001, Geoilbent obtained a $3.3 million loan from IMB payable in six quarterly payments of $0.6 million commencing August 1, 2001, ending November 1, 2002, bearing interest at LIBOR plus 6.5 percent. The loan is collateralized by moveable property in the South Tarasovskoye Field. On September 30, 2002, Geoilbent had $0.5 million outstanding with final payment due in November 2002. The balance of this loan was $1.1 million at June 30, 2002. The $2.5 million outstanding to IMB under the parallel reserve based loan agreement described above was paid in full on July 27, 2002.

(b) In June 2002, we loaned Geoilbent $2.5 million under a subordinated loan agreement. The loan bears interest at six month LIBOR until January 6, 2004, and the loan is due at that time. Payment is subordinated to the EBRD facility. In addition, Geoilbent received a $5.0 million subordinated loan with the same terms from Minley. At September 30, 2002, Geoilbent had accounts payable outstanding of $16.4 million of which approximately $3.9 million was 90 days or more past due. The amounts outstanding were primarily to contractors and vendors for drilling and construction services. Under Russian law, creditors, to whom payments are 90 days or more past due, can force a company into involuntary bankruptcy. As a minority interest owner in Geoilbent, we are working with Geoilbent and Minley to take the necessary steps to bring Geoilbent's payables current with such creditors and the payables have been significantly reduced from earlier levels. These steps have included a reduced capital expenditure budget, subordinated loans from the Company and Minley, and the restructured EBRD loan. There can be no assurance that Geoilbent will have the ability to repay the loan made by the Company when due.

NOTE 8 - VENEZUELA OPERATIONS

On July 31, 1992, we and our partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with a predecessor to the national oil company, PDVSA. The operating service agreement covers the South Monagas Unit. Under the terms of the operating service agreement, Benton-Vinccler, C.A., a corporation owned 80 percent by us and 20 percent by Vinccler, is a contractor for PDVSA and is responsible for overall operations of the South Monagas Unit, including all necessary investments to reactivate and develop the fields comprising the South Monagas Unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement. On September 19, 2002, Benton-Vinccler and PDVSA signed an amendment to the operating services agreement, providing for the delivery of up to 198 billion cubic feet of natural gas through July 2012 at a price of $1.03 per thousand cubic feet. The Venezuelan government maintains full ownership of all hydrocarbons in the fields. Natural gas sales are expected to commence at a rate of 40 to 50 MMcfpd in the fourth quarter of 2003 and gradually increase up to 70 MMcfpd in 12 to 18 months.

NOTE 9 - UNITED STATES OPERATIONS

We have a 35 percent working interest in the Lakeside Exploration Prospect, Cameron Parish, Louisiana. In September 2002, we determined that the Claude Boudreaux #1 exploratory well was not prospective for hydrocarbons and assigned our entire interest in the Lakeside Exploration Prospect to a third party. We recognized $1.1 million impairment in the three months ended September 30, 2002.

We acquired a 100 percent interest in three California State offshore oil and gas leases ("California Leases") and a parcel of onshore property from Molino Energy Company, LLC. We impaired all of the capitalized costs associated with the California Leases of $9.2 million and the joint interest receivable of $3.1 million due from Molino Energy at December 31, 1999. The Company has determined that it will not pursue further development of the California Leases, and will plug and abandon the previously drilled exploratory well, and undertake any required lease and land reclamation. It is believed that these costs will not be material.

NOTE 10 - CHINA OPERATIONS

In December 1996, we acquired Crestone Energy Corporation, subsequently renamed Benton Offshore China Company. Its principal asset is a petroleum contract with China National Offshore Oil Corporation ("CNOOC") for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The territorial dispute has lasted for many years, and there has been limited exploration and no development activity in the area under dispute. As part of our review of company assets, we conducted a third-party evaluation of the WAB-21 area. Through that evaluation and our own assessment we recorded a $13.4 million impairment charge in the second quarter of 2002.

NOTE 11 - RELATED PARTY TRANSACTIONS

From 1996 through 1998, we made unsecured loans to our then Chief Executive Officer, A. E. Benton, bearing interest at the rate of 6 percent per annum. We subsequently obtained a security interest in Mr. Benton's shares of our stock and stock options. In August 1999, Mr. Benton filed a chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. In February 2000, we entered into a separation agreement with Mr. Benton pursuant to which we retained Mr. Benton under a consulting agreement to perform certain services for us. In addition, the consulting agreement provided Mr. Benton with incentive bonuses tied to our net cash receipts from the sale of our interests in Arctic Gas and Geoilbent. We paid Mr. Benton a total of $536,545 from February 2000 through May 2001 for services performed under the consulting agreement, and in June 2002, we made an estimated incentive bonus payment to Mr. Benton of $1.5 million in connection with the Arctic Gas Sale.

On May 11, 2001, Mr. Benton and the Company entered into a settlement and release agreement under which the consulting agreement was terminated as to future services and Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provides for the repayment of our loans to him. In March 2002, Mr. Benton filed a plan of reorganization in his bankruptcy case which incorporated the terms of the settlement agreement. On July 31, 2002, the bankruptcy court confirmed the plan of reorganization, and the order to become final August 10, 2002. As of that date, Mr. Benton's indebtedness was about $6.7 million for which we provided a full reserve. On August 14, 2002, we exercised our rights with respect to 600,000 shares of stock in the Company pledged to repayment of the loan and took the shares into the Company as treasury stock. Based on a $3.56 closing price for the stock on that date, the value of the shares was $2.1 million. Also, in September 2002, we received a payment of about $1.1 million as a partial distribution from Mr. Benton's debtor-in-possession account. Finally, under the terms of the settlement agreement, we have retained about $0.1 million from the Arctic Gas bonus payment to Mr. Benton for a total recovery of $3.3 million. We continue to accrue interest and provide a reserve on the remaining amount due. About $960,000 remains in the debtor-in-possession account which Mr. Benton has withheld to cover expenses and estimated tax liability, for the 600,000 shares of stock we acquired from Mr. Benton. We are due the balance of this account as the expenses and tax liabilities are finally determined. We also hold the rights to direct the exercise of Mr. Benton's stock options.

Mr. Benton and the Company disagree over Mr. Benton's remaining obligations to us under the settlement agreement and plan of reorganization. In addition, Mr. Benton is claiming that he is due significant additional amounts with respect to the incentive bonus associated with the Arctic Gas Sale. Mr. Benton and the Company have agreed to submit their disagreement to mediation and, absent amicable resolution, to submit the dispute to binding arbitration. While the outcome of arbitration cannot be predicted, we believe that we have a substantial basis for our positions and intend to vigorously pursue them.

NOTE 12 - SUBSEQUENT EVENT - BENTON-VINCCLER, C.A. GAS PIPELINE LOAN

On October 1, 2002, Benton-Vinccler, C.A. executed a note for $15.5 million to fund construction of a gas pipeline and related facilities to deliver natural gas from the Uracoa field to a PDVSA pipeline. The interest rate for this loan is LIBOR plus 6 percentage points determined quarterly. The term is four years with a one year grace period and a quarterly amortization of $1.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution you that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our management involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words "budget", "anticipate", "expect"," believes", "goals", "projects", "plans", "anticipates", "estimates", "should", "could", "assume" and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for our undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and natural gas wells, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company's ability to acquire oil and gas properties that meet its objectives, changes in operating costs, overall economic conditions, acts of terrorism, currency and exchange risks, changes in existing or potential tariffs, duties or quotas and other risks described in our filings with the Securities and Exchange Commission. A discussion of these factors is included in our 2001 Annual Report on Form 10-K, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

MANAGEMENT, OPERATIONAL AND FINANCIAL RESTRICTIONS

We possess significant interests in producing assets in Venezuela and Russia. We believe that the producing assets can be further optimized and the undeveloped acreage exploited for further development. Our growth strategy is to access large resources of hydrocarbons in Venezuela and Russia, to enable resource development, to manage risk and to harvest value.

On February 27, 2002, we entered into a Sale and Purchase Agreement to sell our entire 68 percent interest stock ownership in Arctic Gas Company to a nominee of the Yukos Oil Company for $190 million plus approximately $30 million as repayment of intercompany loans owed to us by Arctic Gas. On April 12, 2002, we completed the Arctic Gas Sale and recognized a gain of $144.1 million ($93.6 million after tax). We continue to retain a portion of the proceeds from the Arctic Gas Sale. Among the options under consideration for use of the proceeds are funding growth opportunities in Russia and Venezuela, further reductions of debt, purchasing shares of our stock or other corporate purposes. We may also consider from time to time using our stock as currency, including through private placements, to help fund growth opportunities.

Oil production from our South Monagas Unit in Venezuela increased 14 percent with last year's production at 2.7 million barrels (29,500 bopd) for the three months ended September 30, 2002. In August, 2002, we reduced our 2002 production guidance by 10 percent to 28,000 to 30,000 barrels of oil per day from the South Monagas Unit. The revised production profile is due to delays in the completion of additional water handling capacity at the Tucupita plant and in the Tucupita drilling program as a result of heavy rains. In August, we increased the South Monagas Unit capital expenditures program by $11.4 million to approximately $42.5 million.

As the result of the gas sales addendum to the operating services agreement entered into with PDVSA in September 2002, the Company has added proved natural gas reserves of 198 Bcf, or 33 million barrels of oil equivalent (MMBoe), to Benton-Vinccler's proved reserves based on a report from Ryder-Scott, our independent petroleum engineer. Net to our 80 percent interest, this is an addition of 158 Bcf, or 26 MMBoe, of proved reserves. An initial capital investment of approximately $25 million will be required in 2003 to build approximately a 65 mile pipeline to deliver the natural gas to the PDVSA sales point, modify the Uracoa Field processing plant and for other infrastructure needs. On October 1, 2002, Benton-Vinccler and Banco Mercantil, C. A. signed a loan agreement to provide $15.5 million of financing to fund construction of the gas pipeline and related facilities. Repayment of the loan is guaranteed by us. The remaining $9.5 million capital investment is expected to be funded with internally generated funds. We expect to invest an additional $21 million starting in 2004 for a natural gas pipeline, infrastructure and drilling in the Bombal Field to sustain the gas production profile to the end of the contract. Natural gas sales are expected to commence at a rate of 40 to 50 million cubic feet per day (MMcfpd) in the fourth quarter of 2003 and gradually increase up to 70 MMcfpd in 12 to 18 months.

Geoilbent's current production (quarter ending June 30, 2002) is approximately 19,300 barrels of oil per day. We believe the wells drilled in the South Tarasovskoye Field in 2001 significantly increased the value of our Russian investment and we are continuing to explore ways to improve our returns, including improved reservoir management, a computer simulation study of the field, improved drilling and completion practices, and construction of a natural gas processing facility. As discussed in Note 7 of the "Notes to the Consolidated Financial Statements", in September 2002 Geoilbent and EBRD signed a restructured loan agreement providing for a $50 million credit facility, including $22 million of existing debt. When available, proceeds from this loan will be used for development of the South Tarasovskoye Field and to reduce Geoilbent's payables. Geoilbent is also pursuing plans to construct the necessary facilities to develop, process and market natural gas. Among other factors, Geoilbent's ability to undertake this project will depend upon obtaining financing and entering into satisfactory marketing agreements.

At September 30, 2002, Geoilbent had accounts payable outstanding of $16.4 million of which approximately $3.9 million was 90 days or more past due. The amounts outstanding were primarily to contractors and vendors for drilling and construction services. Under Russian law, creditors, to whom payments are 90 days or more past due, can force a company into involuntary bankruptcy. As a minority interest owner in Geoilbent, we are working with Geoilbent and Minley to take the necessary steps to bring Geoilbent's payables current with such creditors and the payables have been significantly reduced from earlier levels. These steps have included a reduced capital expenditure budget, subordinated loans from the Company and Minley, and the restructured EBRD loan. There can be no assurance that Geoilbent will have the ability to repay the loan made by the Company when due.

RESULTS OF OPERATIONS

We include the results of operations of Benton-Vinccler in our consolidated financial statements and reflect the 20 percent ownership interest of Vinccler as a minority interest. We account for our investments in Geoilbent and Arctic Gas using the equity method. We include Geoilbent and Arctic Gas in our consolidated financial statements based on a fiscal year ending September 30. Accordingly, our results of operations for the nine months ended September 30, 2002 and 2001 reflect results from Geoilbent and Arctic Gas for the nine months ended June 30, 2002 and 2001, respectively.

You should read the following discussion of the results of operations for the three and nine months ended September 30, 2002 and 2001 and the financial condition as of September 30, 2002 and December 31, 2001 in conjunction with our Consolidated Financial Statements and related notes thereto included in PART I,
Item 1, "Financial Statements."

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Our revenues increased $7.4 million during the three months ended September 30, 2002 compared with 2001 due to increased oil sales revenue in Venezuela as a result of increased sales quantities and world crude oil prices. Our sales quantities for the three months ended September 30, 2002 from Venezuela were 2.7 million barrels (29,500 barrels of oil per day) compared with 2.4 million barrels (25,900 barrels of oil per day) for the three months ended September 30, 2001. The increase in sales quantities of 328,000 barrels was due primarily to our Tucupita drilling program. Prices for crude oil averaged $14.31 per barrel (pursuant to terms of an operating service agreement) from Venezuela during the three months ended September 30, 2002 compared with $13.15 per barrel during the three months ended September 30, 2001.

Our operating expenses decreased $0.8 million, during the three months ended September 30, 2002 compared with the three months ended September 30, 2001. This was primarily due to reduced costs for transportation at the Tucupita field and workovers at the South Monagas Unit in Venezuela. Operating expenses during the three months ended September 30, 2002 compared with the same period of 2001 were $3.26 per barrel and $4.06 per barrel, respectively. Depletion, depreciation and amortization increased $0.2 million during the three months ended September 30, 2002 compared with 2001 primarily due to increased oil production. The depletion expense per barrel decreased from $2.82 to $2.13 from the second to third quarter of 2002. The rate decrease was due to the addition of 33 million barrels of oil equivalent of gas reserves and related future development costs associated with the South Monagas Unit gas contract. Depletion expense per barrel of oil produced from Venezuela during the three months ended September 30, 2002 was $2.13 compared with $2.12 during 2001.

We recognized $1.1 million for the impairment of the Lakeside Prospect in South Louisiana in the three months ended September 30, 2002. Total general and administrative expenses decreased $1.5 million during the three months ended September 30, 2002, compared with 2001. This was primarily due to the restructuring and moving of the corporate office from California in 2001. A bad debt recovery of $3.3 million was recorded in the third quarter of 2002 related to the recovery of the allowance for uncollectible accounts in prior years. See
Note 11 - "Related Party Transactions" for a complete discussion of the recovery.

Gain on sale of investment increased by $1.0 million as a result of reclassifying gain from investment income and other on the Arctic Gas Sale for first and second quarter ($0.5 million for the first 12 days of April) losses. Investment income and other decreased $0.7 million during the three months ended September 30, 2002 compared with 2001, as we no longer collect interest on our loan to Arctic Gas and the reclassification to gain on sale of investment of Arctic Gas's first quarter losses. Interest expense decreased $3.6 million during the three months ended September 30, 2002 compared with 2001. This was primarily due to the redemption of the 2003 senior unsecured notes and the purchase of $20 million of 2007 Notes. Net gain on exchange rates increased $0.4 million for the three months ended September 30, 2002 compared with 2001 due to changes in the value of the Bolivar and increased net monetary liabilities denominated in Bolivars. We realized income before income taxes and minority interest of $20.1 million during the three months ended September 30, 2002 compared with income of $3.9 million in 2001. This resulted in increased income tax expense of $3.1 million. The effective tax rate of 33 percent varies from the U.S. statutory rate of 35 percent primarily because no tax will be due on the bad debt recovery. A tax benefit is provided for net operating losses generated in the U.S. that will be utilized by the Arctic Gas Sale. The effective tax rate declined from 90 percent to 33 percent for the three months ended September 30, 2002 with 2001. Taxes were provided in more profitable Venezuelan operations and no income tax benefits were provided on losses generated in the U.S. in 2001. The income attributable to the minority interest increased $1.1 million for the three months ended September 30, 2002 compared with 2001. This was primarily due to the increased profitability of Benton-Vinccler.

Equity in net earnings of affiliated companies decreased $1.7 million during the three months ended September 30, 2002 compared with 2001. This was due to the lower equity income from Geoilbent ($0.8 million) and Arctic Gas ($0.9 million), respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Our revenues increased $0.6 million during the nine months ended September 30, 2002 compared with 2001. This was due to increased oil sales volumes in Venezuela and a decrease in world crude oil prices. Our sales quantities for the nine months ended September 30, 2002 from Venezuela were 7.7 million barrels (28,300 barrels of oil per day) compared with 7.4 million barrels (27,000 barrels of oil per day) for the nine months ended September 30, 2001. Normal volume declines in existing wells were offset by new production under the Tucupita Field development. Prices for crude oil averaged $12.83 per barrel (pursuant to terms of an operating service agreement) from Venezuela during the nine months ended September 30, 2002 compared with $13.39 per barrel during the nine months ended September 30, 2001.

Our operating expenses decreased $7.5 million during the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. This was primarily due to decreased workover costs and transportation costs of oil from the Tucupita field. Operating expenses during the nine months ended September 30, 2002 compared with the same period of 2001 were $3.20 per barrel and $4.37 per barrel, respectively. Depletion, depreciation and amortization increased $2.3 million during the nine months ended September 30, 2002 compared with 2001 primarily due to increased oil production. The depletion expense per barrel increased from $2.12 to $2.58 for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2002. The rate increase was due to a normal decline due to production which was partially offset in the third quarter by the addition of 33 million barrels of oil equivalent of gas reserves and related future development costs associated with the South Monagas Unit.

We recognized write-downs of oil and gas properties and impairments of $14.5 million and $0.4 million at September 30, 2002 and 2001, respectively. The $14.5 million impairment is for the China WAB-21 area and an impairment of the Lakeside Prospect in South Louisiana in the nine months ended September 30, 2002. General and administrative expenses decreased $3.3 million during the nine months ended September 30, 2002 compared with 2001 due to the restructuring and moving the corporate office from California in 2001. A bad debt recovery of $3.3 million was recorded in the third quarter of 2002 related to the recovery of the allowance for uncollectible accounts in prior years. See Note 11 - "Related Party Transactions" for a complete discussion of the recovery. Taxes other than on income decreased $1.4 million during the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 primarily due to one-time municipal tax rate adjustment at the South Monagas Unit in Venezuela, as well as a non-recurring foreign payroll tax adjustment.

Investment income and other decreased $0.7 million during the nine months ended September 30, 2002 compared with 2001, primarily due to lower average interest rates and we no longer collect interest on our loan to Arctic Gas. Interest expense decreased $5.0 million during the nine months ended September 30, 2002 compared with 2001. This was primarily due to redemption of the 2003 senior unsecured notes and the purchase of $20 million of 2007 Notes. Net gain on exchange rates increased $4.6 million for the nine months ended September 30, 2002 compared with 2001. This was due to changes in the value of the Bolivar and increased net monetary liabilities denominated in Bolivars. We realized income before income taxes and minority interests of $164.9 million during the nine months ended September 30, 2002 compared with income of $11.5 million in 2001. This resulted in increased income tax expense of $57.5 million. The effective tax rate of 41 percent varies from the U.S. statutory rate of 35 percent primarily because income taxes are paid on profitable operations in foreign jurisdictions. A tax benefit is provided for net operating losses generated in the U.S. that are utilized by the Arctic Gas Sale. The effective tax rate declined from 92 percent to 41 percent for the nine months ended September 30, 2002, with 2001. Taxes were provided on more profitable Venezuelan operations and no income tax benefit was provided on future losses generated in the U.S. in 2001. The high 2001 effective tax rate relates to the tax provision on our profitable Venezuelan activities without a tax benefit on losses in our U.S. corporate office. The income attributable to the minority interest increased $1.6 million for the nine months ended September 30, 2002 compared with 2001. This was primarily due to the increased profitability of Benton-Vinccler.

Equity in net earnings of affiliated companies decreased $7.2 million during the nine months ended September 30, 2002 compared with 2001. This was due to lower equity income from Geoilbent ($6.2 million) and Arctic Gas ($1.0 million), respectively.

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

The amount of available capital will affect the scope of our operations and the rate of our growth. As of September 30, 2002, our cash and marketable securities balance was $70.6 million. Our future rate of growth also depends substantially upon the prevailing prices of oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to service our debt. Additionally, our ability to pay interest on our debt and general corporate overhead is dependent upon the ability of Benton-Vinccler and Geoilbent to make loan repayments, dividend and other cash payments to us; however, there may be contractual obligations or legal impediments to receiving dividends or distributions from our subsidiaries.

Debt Reduction. We currently have significant debt principal obligations payable in 2007 ($85 million). We may pursue additional open market debt purchases of the 2007 Notes to further reduce the debt. In April 2002, we purchased $20.0 million (face value) of 2007 Notes for $18.8 million plus accrued interest. A pretax gain of $0.9 million was recognized on the purchase of these notes.

Share Repurchase Plan. In September 2002, our board of directors authorized a share repurchase program to repurchase up to 1.0 million shares of the Company's common stock from time to time in open market transactions. To date, no such shares have been purchased.

Working Capital. Our capital resources and liquidity are affected by the timing of our semiannual interest payments of approximately $4.0 million each May 1 and November 1 and by the quarterly payments from PDVSA at the end of the months of February, May, August and November pursuant to the terms of the contract between Benton-Vinccler and PDVSA. As a consequence of the timing of these interest payment outflows and the PDVSA payment inflows, our cash balances can increase and decrease dramatically on a few dates during the year. In each May and November in particular, interest payments at the beginning of the month and PDVSA payments at the end of the month create large swings in our cash balances. On October 1, 2002, Benton-Vinccler executed a note for $15.5 million to fund construction of a gas pipeline and related facilities to deliver gas from the Uracoa field to a PDVSA pipeline. The interest rate for this loan is LIBOR plus 6 percentage points determined quarterly. The term is four years with a one year grace period and a quarterly amortization of $1.3 million. We do not expect this action to have a material impact on Benton-Vinccler's operations.

The net funds raised or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                           2002              2001
                                                      --------------    --------------
Net cash provided by operating activities             $       27,162    $       34,663
Net cash provided by (used in) investing activities          151,016           (37,701)
Net cash provided by (used in) financing activities         (128,971)            6,367
                                                      --------------    --------------
Net increase in cash                                  $       49,207    $        3,329
                                                      ==============    ==============

At September 30, 2002, we had current assets of $122.3 million and current liabilities of $51.4 million, resulting in working capital of $70.9 million and a current ratio of 2.4 to 1. This compares with a negative working capital of $0.6 million and a negative current ratio at December 31, 2001. The increase in working capital of $71.5 million was primarily due to the Arctic Gas Sale.

Cash Flow from Operating Activities. During the nine months ended September 30, 2002 and 2001, net cash provided by operating activities was approximately $27.1 million and $34.7 million, respectively. Cash flow from operating activities decreased by $7.6 million during the nine months ended September 30, 2002 compared with 2001. This was primarily due to reductions in accounts payable and accrued expenses.

Cash Flow from Investing Activities. A $189.8 million payment was received on the Arctic Gas Sale. During the nine months ended September 30, 2002 and 2001, we had drilling and production related capital expenditures of approximately $32.9 million and $34.6 million, respectively, related primarily to our Venezuelan operations.

We expect capital expenditures of approximately $42.5 million for calendar year 2002, the majority of which will be at the South Monagas Unit. The timing and size of the investments for the South Monagas Unit is substantially at our discretion. We anticipate that Geoilbent will continue to fund its expenditures through its own cash flow, the $7.5 million loans from its shareholders, and credit facilities. Our remaining capital commitments worldwide are relatively minimal and are substantially at our discretion. We will be required to make interest payments of approximately $8 million related to the 2007 Notes during the next 12 months.

Cash Flow from Financing Activities. We have redeemed $108.0 million senior unsecured notes due in May 1, 2003, and repurchased $30.0 million of the 2007 Notes and paid $3.6 million related to the Benton-Vinccler bank loan. At September 30, 2002, we were in compliance with all covenants.

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

Within the United States, inflation has had a minimal effect on us, but it is potentially an important factor in results of operations in Venezuela and Russia. With respect to Benton-Vinccler and Geoilbent, a significant majority of the sources of funds, including the proceeds from oil sales, our contributions and credit financings, are denominated in U.S. dollars, while local transactions in Russia and Venezuela are conducted in local currency. If the rate of increase in the value of the dollar compared with the Bolivar is less than the rate of inflation in Venezuela, then inflation could be expected to have an adverse effect on Benton-Vinccler.

During the nine months ended September 30, 2002, net foreign exchange gains attributable to our Venezuelan operations were $4.9 million and net foreign exchange gains attributable to our Russian operations were $0.2 million. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Our operations are affected by political developments and laws and regulations in the areas in which we operate. In particular, oil and natural gas production operations and economics are affected by tax and other laws relating to the petroleum industry, by changes in such laws and by changing administrative regulations and the interpretations and application of such rules and regulations. The political environment in the countries in which we operate can be unpredictable. In addition, various federal, state, local and international laws and regulations covering the discharge of materials into the environment, the disposal of oil and natural gas wastes, or otherwise relating to the protection of the environment, may affect our operations and results.

CONCLUSION

While we can give you no assurance, we currently believe that our capital resources and liquidity will be adequate to fund our planned capital expenditures, investments in and advances to affiliates, and semiannual interest payment obligations for at least the next 12 months. Our expectation is based upon cash and marketable securities on hand and our current estimate of projected price levels, production during the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA. Actual results could be materially affected if there is a significant decrease in either price beyond our six month commodity hedge, or production levels related to the South Monagas Unit. Future cash flows are subject to a number of variables including, but not limited to, the level of production and prices, as well as various economic and political conditions that have historically affected the oil and natural gas business where we operate. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed below.

OIL PRICES

As an independent oil producer, our revenue, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and condensate. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. Historically, prices received for oil production have been volatile and unpredictable, and such volatility is expected to continue. We currently are utilizing a hedge transaction with respect to a portion of our oil production to achieve a more predictable cash flow, establish an acceptable rate of return on our Tucupita drilling program, as well as to reduce our exposure to price fluctuations. While hedging (using a costless collar) limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. See Note 1 - Derivatives and Hedging for a complete discussion of our derivative activity.

INTEREST RATES

Total long-term debt at September 30, 2002 of $89.9 million consisted of fixed-rate senior unsecured notes maturing in 2007 ($85.3 million) and $4.6 million of floating-rate notes due in 2006. A hypothetical 10 percent adverse change in the floating rate would not have had a material affect on our results of operations.

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

POLITICAL RISK

The stability of government in Venezuela and the government's relationship with the state-owned national oil company, PDVSA, remain significant risks for our company. PDVSA is the sole purchaser of all Venezuelan oil and gas production. In April, 2002, there was a failed attempt to remove the President of Venezuela, Hugo Chavez. Since then, President Chavez named a new president of PDVSA who, in turn, reinstated certain key PDVSA executives whom President Chavez had previously fired in February. These firings had contributed to the political instability in the government and were cause for concern for those companies doing business with PDVSA. During this period, our oil production was not interrupted. However, it did delay the importation of critical equipment, which contributed to the slowdown in our drilling operations. Civil unrest continues in Venezuela, contributing to continued uncertainty over the business climate. However, the importance of PDVSA to Venezuela's future is utmost. PDVSA supplies 50 percent of all government revenues, 33 percent of Gross Domestic Product ("GDP") and 75 percent of total exports. Accordingly, while no assurances can be given, we believe that PDVSA will continue to operate and to purchase our oil production, and that the government will work to minimize political uncertainty in order to continue to attract foreign capital investment.

RISK MANAGEMENT PROGRAM

We are implementing an integrated (and continuously updated) risk management program to ascertain an optimum risk management policy. This policy must understand how net asset value, cash flow and earnings uncertainty affect our market value and how individual risk relates to the program. The types of risk that we have initially identified are: political, strategic, operational, business process, product mix, financial, human resource, tax and legal/regulatory. We have identified key drivers for each type of risk and are in the process of measuring exposure to our risk management program and avenues to balance an appropriate risk/reward mitigation strategy. Examples of risk mitigation are: modifications to strategy or business objectives, adjustments to capital structure or employing specific financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

In its recent Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation as of September 30, 2002, of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

For a description of the WRT litigation, see Note 4 - "Commitments and Contingencies" and for a description of the A. E. Benton Reorganization, see
Note 11 - "Related Party Transactions".


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.    OTHER INFORMATION

                  None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.4 Addendum No. 2 to Operating Services Agreement Monagas SUR dated 19th September, 2002

                           10.5 Bank Loan Agreement between Banco Mercantil, C.A. and Benton-Vinccler C.A. dated October 1, 2002

                           10.6     Guaranty issued by Harvest Natural
                                    Resources, Inc. dated September 26, 2002.

                           10.7 Amending and Restating the Credit Agreement between Limited Liability Company "Geoilbent" and European Bank for Reconstruction and Development dated 23rd September, 2002

                           10.8 Amendment Agreement relating to Performance, Subordination and Share Retention Agreement dated 30th September, 2002

                           10.9 Amending and Restating the Agreement for Pledge of Shares in Limited Liability Company "Geoilbent" dated 23rd June, 1997

                           10.10 Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Peter J. Hill

                           10.11 Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Steven W. Tholen

                           10.12 Employment Agreement dated July 15, 2002 between Harvest Natural Resources, Inc. and Kerry R. Brittain

                           10.13 Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Kurt A. Nelson

                  (b)    Reports on Form 8-K

                         On September 25, 2002, we filed a report announcing approval by the Board of Directors by the Company to purchase up to one million shares of the Company's common stock in open market transactions and announced the signing of a gas contract on Form 8-K under

                         Item 5. Other Events and Regulation FD Disclosure, and

                         Item 7.    Financial Statements and Exhibits.
                                    Press Releases related to items under Item
                                    5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HARVEST NATURAL RESOURCES, INC.


Dated:   November 8, 2002                        By: /s/ Peter J. Hill
                                                     ---------------------------
                                                     Peter J. Hill
                                                     President and Chief
                                                     Executive Officer



Dated:   November 8, 2002                        By: /s/ Steven W. Tholen
                                                     ---------------------------
                                                     Steven W. Tholen
                                                     Senior Vice President of
                                                     Finance and Administration
                                                     and Chief Financial Officer

I, Peter J. Hill, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Harvest Natural Resources, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
                                           /s/ Peter J. Hill
                                           -------------------------------------
                                           Peter J. Hill
                                           President and Chief Executive Officer

I, Steven W. Tholen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Harvest Natural Resources, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
                                           /s/ Steven W. Tholen
                                           -------------------------------------
                                           Steven W. Tholen
                                           Senior Vice President of Finance and
                                           Administration and Chief Financial
                                           Officer

                            ACCOMPANYING CERTIFICATE
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            Not Filed Pursuant to the Securities Exchange Act of 1934

The undersigned Chief Executive Officer of Harvest Natural Resources, Inc. (the "Company") do hereby certify as follows:

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


Dated:   November 8, 2002            By:    /s/ Peter J. Hill
                                           -------------------------------------
                                           Peter J. Hill
                                           President and Chief Executive Officer



                            ACCOMPANYING CERTIFICATE
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            Not Filed Pursuant to the Securities Exchange Act of 1934

The undersigned Chief Financial Officer of Harvest Natural Resources, Inc. (the "Company") do hereby certify as follows:

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



Dated:   November 8, 2002              By:  /s/ Steven W. Tholen
                                            ------------------------------------
                                            Steven W. Tholen
                                            Senior Vice President of Finance and
                                            Administration
                                            and Chief Financial Officer