Form 10-K/A
period 2000-12-31
HARVEST NATURAL RESOURCES INC
filed 2003-03-31
CIK 845289

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                          AMENDMENT NO. 1 TO FORM 10-K
                                       ON
                                   FORM 10-K/A
(MARK ONE)
|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

| |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ............ TO ............

                         COMMISSION FILE NUMBER 1-10762

                         HARVEST NATURAL RESOURCES, INC.
                      (FORMERLY BENTON OIL AND GAS COMPANY)
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          77-0196707
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

 15835 PARK TEN PLACE DRIVE, SUITE 115
             HOUSTON, TEXAS                                       77084
(Address of principal executive offices)                        (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (281) 579-6700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                      NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                ON WHICH REGISTERED
    -------------------                               ---------------------
Common Stock, $.01 Par Value                         New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                                         NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                        ON WHICH REGISTERED
               -------------------                       ---------------------
Common Stock Purchase Warrants, $11.00 exercise price             NASDAQ

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      On March 28, 2001, the aggregate market value of shares of voting stock of the Registrant held by non-affiliates was approximately $66,943,032 based on a closing sales price on NYSE of $2.00.

      As of March 28, 2001, 33,946,919 shares of the Registrant's common stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Annual Report.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Explanatory Note:

      Harvest Natural Resources, Inc. (formerly Benton Oil and Gas Company, the "Company") is filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K") to include audited financial statements and notes (for the year ended September 30, 2000) for LLC Geoilbent ("Geoilbent"), a Russian limited liability company of which the Company owned a 34% interest at December 31, 2000. These financial statements and notes are included in Item 14(b)(2) -- Financial Statement Schedules -- and a consent of ZAO PricewaterhouseCoopers, independent accountants, is included as Exhibit
23.4. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the 2000 10-K.

Item 14 of the 2000 10-K is amended in its entirety as follows:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. Index to Financial Statements:


                                                                                         PAGE
                                                                                         ----
          Reports of Independent Accountants ..........................................  S-1

          Consolidated Balance Sheets at December 31, 2000 and 1999....................  S-2

          Consolidated Statements of Operations for the Years Ended
                   December 31, 2000, 1999 and 1998....................................  S-3

          Consolidated Statements of Stockholders' Equity for the
                   Years Ended December 31, 2000, 1999 and 1998........................  S-4

          Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2000, 1999 and 1998....................................  S-5

          Notes to Consolidated Financial Statements...................................  S-7

      2. Consolidated Financial Statement Schedules:

         Schedule II -- Valuation and Qualifying Accounts
         Schedule III -- Financial Statements and Notes for LLC Geoilbent

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

       3.3*       Restated Bylaws.

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

       10.10 Operating Service Agreement between Benton Oil and Gas Company and Lagoven, S.A., which has been subsequently combined into PDVSA Petroleo y Gas, S.A., dated July 31, 1992, (portions have been omitted pursuant to Rule 406 promulgated under the Securities Act of 1933 and filed separately with the Securities and Exchange Commission--Exhibit 10.25) (Previously filed as an exhibit to our S-1 Registration Statement
                  (Registration No. 33-52436)).

       10.16 Indenture dated May 2, 1996 between Benton Oil and Gas Company and First Trust of New York, National Association, Trustee related to $125,000,000, 11 5/8 percent Senior Notes Due 2003
                  (Incorporated by reference to Exhibit 4.1 to our S-4
                  Registration Statement filed June 17, 1996, SEC Registration
                  No. 333-06125).

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

       10.21*     Benton Oil and Gas Company 1999 Employee Stock Option Plan.

       10.22*     Benton Oil and Gas Company Non-Employee Director Stock
                  Purchase Plan.

       10.23* Employment Agreement dated December 7, 2000 between Benton Oil and Gas Company and Steven W. Tholen.

       21.1*      List of subsidiaries.

       23.1* Consent of PricewaterhouseCoopers LLP (Financial Statements of the Company).

       23.2*      Consent of Huddleston & Co., Inc.

       23.3*      Consent of Ryder Scott Company, L.P.

       23.4       Consent of ZAO PricewaterhouseCoopers.

       27.1*      Financial Data Schedule.

      * Incorporated by reference to the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      (b) Reports on Form 8-K

      On October 21, 2000, we filed a report on Form 8-K, under Item 5, "Other Events" regarding the expansion of the board of directors to eight members and the election of five new members.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                  HARVEST NATURAL RESOURCES, INC.

                                  By: /s/ Peter J. Hill
                                      ------------------------------------------
                                                 Peter J. Hill
                                       President and Chief Executive Officer


                                  By: /s/ Steven W. Tholen
                                      ------------------------------------------
                                                   Steven  W. Tholen
                                              Senior Vice President and
                                               Chief Financial Officer


Dated:  March 28, 2003

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Peter J. Hill, certify that:

1.    I have reviewed this report of Harvest Natural Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.



Date:  March 28, 2003                        /s/ Peter J. Hill
                                             -----------------------------------
                                                           Peter J. Hill
                                                   Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Steven W. Tholen, certify that:

1.    I have reviewed this report of Harvest Natural Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.



Date:  March 28, 2003                            /s/ Steven W. Tholen
                                                 -------------------------------
                                                         Steven W. Tholen
                                                    Principal Financial Officer

                                                                   SCHEDULE III
                                                HARVEST NATURAL RESOURCES, INC.




LLC GEOILBENT
FINANCIAL STATEMENTS
30 SEPTEMBER 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Owners of Limited Liability Company Geoilbent

In our opinion, the accompanying balance sheets and the related statements of income, cash flows and changes in stockholders' equity, present fairly, in all material respects, the financial position of LLC Geoilbent (the "Company") at 30 September 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 17, as of 30 September 2002 the Company has a long-term debt facility for which it will be unable to meet certain loan covenants and therefore the lender may declare the loan to be in default and can accelerate the maturity.


ZAO PricewaterhouseCoopers

Moscow, Russian Federation
17 April 2001,
except for Note 17 as to which the date is 28 February 2003

LLC GEOILBENT
BALANCE SHEETS
(expressed in thousand of US Dollars)


                                                                                        As at                As at
                                                                Notes       30 September 2000    30 September 1999
                                                                -----       -----------------    -----------------
ASSETS

Cash and cash equivalents                                                               2,133                8,955
Restricted cash                                                   4                    12,361                9,472
Accounts receivable and advances to suppliers                     6                     7,620                7,299
Inventories                                                       7                     8,865                6,199
                                                                                      -------              -------

TOTAL CURRENT ASSETS                                                                   30,979               31,925

Oil and gas producing properties, full cost method                8                   161,924              131,571
Other long term assets                                                                  1,408                1,873
                                                                                      -------              -------

TOTAL ASSETS                                                                          194,311              165,369
                                                                                      =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                                             9                     3,865                8,341
Current portion of long-term debt                                 10                   10,455                   --
Accounts payable                                                                        9,452                3,130
Trade advances                                                                          5,110                  190
Taxes payable                                                     11                    2,944                2,661
Other payables and accrued expenses                                                     4,741                4,156
                                                                                      -------              -------

TOTAL CURRENT LIABILITIES                                                              36,567               18,478

Long-term debt                                                    10                   38,000               46,052
                                                                                      -------              -------

TOTAL LIABILITIES                                                                      74,567               64,530
                                                                                      =======              =======

COMMITMENTS AND CONTINGENT LIABILITIES                            16                       --                   --

Contributed capital                                                                    82,518               82,518
Retained earnings                                                                      37,226               18,321
                                                                                      -------              -------

TOTAL STOCKHOLDERS' EQUITY                                        12                  119,744              100,839
                                                                                      -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            194,311              165,369
                                                                                      =======              =======

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
STATEMENTS OF INCOME
(expressed in thousand of US Dollars)


                                                                                                 9 months ended
                                                               Year ended         Year ended  30 September 1998
                                              Notes     30 September 2000  30 September 1999        (UNAUDITED)
                                              -----     -----------------  -----------------  -----------------
TOTAL SALES AND OTHER OPERATING REVENUES       13                  78,805             36,798             23,711
                                                                   ------             ------            -------

COSTS AND OTHER DEDUCTIONS
Operating expenses                                                  8,959              6,441              5,498
Selling and distribution expenses                                   4,612              4,028              4,563
General and administrative expenses                                 3,407              2,655              2,461
Depletion expense                               8                   9,556              9,600              8,033
Taxes other than income tax                                        18,286              8,208              4,143
                                                                   ------             ------            -------

TOTAL COSTS AND OTHER DEDUCTIONS                                   44,820             30,932             24,698
                                                                   ------             ------            -------

OTHER INCOME AND EXPENSE
Exchange (gain)/ loss, net                                            597             (5,152)           (17,499)
Interest expense, net                                               7,438              3,429              1,907
Other non-operating (income)/ loss, net                               724             (1,232)               (82)
                                                                   ------             ------            -------

TOTAL OTHER (INCOME) AND EXPENSE                                    8,759             (2,955)           (15,674)
                                                                   ------             ------            -------

INCOME BEFORE INCOME TAX                                           25,226              8,821             14,687
                                                                   ------             ------            -------

INCOME TAX EXPENSE
Current income tax expense                     14                   6,321              1,333                347
                                                                   ------             ------            -------

TOTAL INCOME TAX EXPENSE                                            6,321              1,333                347
                                                                   ------             ------            -------

NET INCOME                                                         18,905              7,488             14,340
                                                                   ======             ======            =======

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
STATEMENTS OF CASHFLOWS
(expressed in thousand of US Dollars)


                                                                Year ended        Year ended     9 months ended
                                                              30 September      30 September  30 September 1998
                                                                      2000              1999        (UNAUDITED)
                                                              ------------      ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          18,905             7,488             14,340
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depletion expense                                              9,556             9,600              8,033
      Amortization of financing costs                                  520               520                434
      Effect of foreign exchange on balance sheet
      items                                                            597            (5,152)           (17,499)

Increase in accounts receivable and advances                        (1,081)           (2,982)            (6,113)
Decrease/(increase) in inventories                                  (2,666)            1,995             (1,398)
Increase/(decrease) in accounts payable                              6,624            (9,076)            16,720
Increase/(decrease) in trade advances                                5,067               117               (451)
Increase in taxes payable                                              515               328                701
Increase in other payables and accrued expenses                        608             1,942              2,601
                                                                   -------           -------            -------

Cash provided by operating activities                               38,645             4,934             17,368
                                                                   -------           -------            -------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to oil and gas producing properties                      (39,910)          (20,628)           (22,680)
Purchase of investments                                                (27)               (8)            (2,274)
                                                                   -------           -------            -------

NET CASH USED IN INVESTING ACTIVITIES                              (39,937)          (20,636)           (24,954)
                                                                   -------           -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings from founders                       --             3,028                 --
Payment of short-term borrowings from founders                      (4,534)               --                 --
Payment of short-terms borrowings                                       --              (392)            (4,547)
Proceeds from short-term borrowings                                  2,602                --                 --
Proceeds from long-term borrowings                                      --            27,287             14,957
Payments of long-term borrowings                                      (140)           (2,492)            (2,345)
Proceeds from capital contributions                                     --             4,020                 69
Increase in restricted cash                                         (2,889)           (9,472)                --
                                                                   -------           -------            -------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                 (4,961)           21,979              8,134
                                                                   -------           -------            -------

Effect of foreign exchange on cash balances                           (567)             (114)              (611)
                                                                   -------           -------            -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                (6,820)            6,163                (63)

Cash and cash equivalents, beginning of year                         8,953             2,792              2,855
                                                                   -------           -------            -------

Cash and cash equivalents, end of year                               2,133             8,955              2,792
                                                                   =======           =======            =======

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                        5,536             2,955              1,114
Income taxes paid                                                    5,523               217                  4

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(expressed in thousands of US Dollars except as indicated)


                                                                         Retained         Total stockholders'
                                              Contributed capital   earnings (deficit)           equity
                                              -------------------   ------------------    -------------------
 BALANCE AT 31 DECEMBER 1997                         78,429                (3,507)               74,922
                                                     ======                ======               =======

 Contribution of capital                                 69                    --                    69

 Net income and total comprehensive income               --                14,340                14,340
                                                     ------                ------               -------

 BALANCE AT 30 SEPTEMBER 1998                        78,498                10,833                89,331
                                                     ======                ======               =======

 Contribution of capital                              4,020                    --                 4,020

 Net income and total comprehensive income               --                 7,488                 7,488
                                                     ------                ------               -------

 BALANCE AT 30 SEPTEMBER 1999                        82,518                18,321               100,839
                                                     ======                ======               =======

 Net income and total comprehensive income               --                18,905                18,905
                                                     ------                ------               -------

 BALANCE AT 30 SEPTEMBER 2000                        82,518                37,226               119,744
                                                     ======                ======               =======

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

NOTE 1: ORGANIZATION

LLC Geoilbent (the "Company") is engaged in the development and production of oil and gas in the North Gubkinskoye field. The field is located in the West Siberian region of the Russian Federation, approximately 2,000 miles northeast of Moscow. The Company was established in December 1991 by two Russian oil companies, OAO Purneftegas ("PNG") and OAO Purneftegasgeologia ("PNGG"), and Benton Oil and Gas Company (`Benton") of the United States, which contributed 33%, 33% and 34%, respectively, of the Company's charter capital, in accordance with the Company's Foundation Document. In January 2002, PNG and PNGG transferred their stake in the Company to OAOMinley, an affiliated company.

NOTE 2: BASIS OF PRESENTATION

The Company maintains its accounting records and prepares its statutory financial statements in accordance with the Regulations on Accounting and Reporting of the Russian Federation ("RAR"). The accompanying financial statements have been prepared from these accounting records and adjusted as necessary to comply with accounting principles generally accepted in the United States of America ("US GAAP"). The Company has a year ending of 30 September for US GAAP reporting purposes.

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from such estimates.

These financial statements include interim unaudited statements of income, of cashflows, and of changes in stockholders equity for the 9 months ended 30 September 1998. The Company previously reported its results for the period ended 31 December 1997, and has subsequently changed its US GAAP financial reporting period end to the periods ending 30 September. In the opinion of the Company's management, the interim information furnished herein for the period ended 30 September 1998 reflects all known accruals and adjustments necessary for a fair statements of the interim results for the period. All such adjustments are of a normal recurring nature.

Certain previously presented amounts have been reclassified to conform to the presentation adopted during the current period. These reclassifications had no impact on previously reported retained earnings.

REPORTING AND FUNCTIONAL CURRENCY. The Russian Rouble is the functional currency (primary currency in which business is conducted) for the Company's operations in the Russian Federation. The Company considers the US dollar as its reporting currency as a significant portion of its business is conducted in US dollars and management uses the US dollar to manage business risks and exposures, and to measure performance of its business.

The measurement currency of the Company is either the Russian Rouble or the US dollar depending on the nature of the activities. The transactions and balances of the accompanying financial statements not already measured in US dollars have been remeasured into US dollars in accordance with the relevant provisions of SFAS No. 52 Foreign Currency Translation as applied to hyperinflationary economies. Consequently, monetary assets and liabilities are translated at closing exchange rates and non-monetary items are translated at historic exchange rates and adjusted for any impairments. The statements of income and cash flows have been translated using average exchange rates for the reporting period. Translation differences resulting from the use of these exchange rates have been included in the determination of net income and are included in exchange gains/losses in the accompanying statements of income. The exchange rates at 30 September 2000, and 30 September 1999, were 27.75 and 25.08, respectively, Russian Roubles per US dollar.

Inflation, exchange restriction and controls. Exchange restrictions and controls exist relating to converting Russian Roubles to other currencies. At present, the Russian Rouble is not a convertible currency outside the Russian Federation. Future movements in the exchange

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

rates between the Russian Rouble and the US dollar will affect the carrying value of the Company's Russian Rouble denominated assets and liabilities. Such movements may also affect the Company's ability to realise non-monetary assets represented in US dollars in the accompanying financial statements. Accordingly, any translation of Russian Rouble amounts to US dollars should not be construed as a representation that such Russian Rouble amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all highly liquid securities with original maturities of three months or less when acquired.

ACCOUNTS RECEIVABLE. Accounts receivable are presented at net realisable value and include value-added and excise taxes which are payable to tax authorities upon collection of such receivables.

INVENTORIES. Crude oil and petroleum products inventories are valued at the lower of cost, using the first-in-first out method, or net realisable value. Materials and supplies inventories are recorded at the lower of average cost or net realisable value.

PROPERTY, PLANT AND EQUIPMENT. The Company follows the full cost method of accounting for oil and gas properties. Under this method, all oil and gas property acquisition, exploration, and development costs including internal costs directly attributable to such activities are capitalized as incurred in the Company's one cost center (full cost pool), which is the Russian Federation. Payroll and other internal costs capitalized include salaries and related fringe benefits paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties as well as all other directly identifiable internal costs associated with these activities. Payroll and other internal costs associated with production operations and general corporate activities are expensed in the period incurred.

The full cost pool, including future development costs (including estimated dismantlement, restoration and abandonment costs), net of prior accumulated depletion, is depleted using the unit-of-production method based upon actual production and estimates of proved oil and gas reserve quantities. Proceeds from sales of oil and gas properties are credited to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas.

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves discounted at 10 percent; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties.

PENSION AND POST-EMPLOYMENT BENEFITS. The Company's mandatory contributions to the governmental pension scheme are expensed when incurred.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

REVENUE RECOGNITION. Revenue from the sale of crude oil is recognized when it is dispatched to customers and title has transferred.

INCOME TAXES. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are measured using enacted tax rates in the years in which these temporary differences are expected to reverse. Valuation allowances are provided for deferred income tax assets when management believes it is more likely than not that the assets will not be realized.

RECENT ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS No. 133 requires companies to recognise all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value depends on its intended use and designation and could entail recording the gain or loss through net earnings of the current period, or as part of comprehensive income and subsequently reclassifying into earnings when the gain or loss is realised. The Company adopted SFAS No. 133 effective 1 October 2000. The adoption of SFAS No. 133 did not have a material effect on the results of the Company's operations.

NOTE 4: CASH AND CASH EQUIVALENTS

Included in cash and cash equivalents as at 30 September 2000, and 1999, respectively, are Russian Rouble denominated amounts totaling RR 5.1 million (USD 184 thousand) and RR 38.5 million (USD 1,537 thousand).

Restricted cash consists of deposits with lending institutions to pay interest and principal as discussed in Note 10. As at 30 September 2000, the amount of restricted cash was USD 12,361 thousand (1999: USD 9,472 thousand). These accounts are maintained in offshore US Dollar denominated accounts.

NOTE 5: FINANCIAL INSTRUMENTS

FAIR VALUES. The estimated fair values of financial instruments are determined with reference to various market information and other valuation methodologies as considered appropriate, however considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market transaction. The methods and assumptions used to estimate fair value of each class of financial instrument are presented below.

Cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of these items are a reasonable approximation of their fair value.

SHORT-TERM AND LONG-TERM DEBT. Loan arrangements have both fixed and variable interest rates that reflect the currently available terms and conditions for similar debt. The carrying value of this debt is a reasonable approximation of its fair value.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

CREDIT RISKS. A significant portion of the Company's accounts receivable are from domestic and foreign customers, and advances are made to domestic suppliers. Although collection of these amounts could be influenced by economic factors affecting these entities, management believes there is no significant risk of loss to the Company beyond the provisions already recorded, provided that economic difficulties in the Russian Federation do not deteriorate (Note
16).

NOTE 6: ACCOUNTS RECEIVABLE AND ADVANCES TO SUPPLIERS


Thousands of US dollars                                                 30 September 2000    30 September 1999
                                                                        -----------------    -----------------
Trade accounts receivable                                                           4,707                3,146
Recoverable value-added tax                                                           490                  388
Advances to suppliers                                                               2,110                3,705
Other receivables                                                                     313                   60
                                                                                    -----                -----
TOTAL ACCOUNTS RECEIVABLE AND ADVANCES TO SUPPLIERS                                 7,620                7,299
                                                                                    =====                =====

NOTE 7: INVENTORIES


Thousands of US Dollars                                                 30 September 2000    30 September 1999
                                                                        -----------------    -----------------
Materials and supplies                                                              7,955                6,130
Crude oil                                                                             910                   69
                                                                                    -----                -----
TOTAL INVENTORIES                                                                   8,865                6,199
                                                                                    =====                =====

NOTE 8: OIL AND GAS PRODUCING PROPERTIES


Thousands of US dollars                                                 30 September 2000      30 September 1999
                                                                        -----------------      -----------------
Oil and gas producing properties, cost                                            212,307                172,398
Accumulated depletion                                                             (50,383)               (40,827)
                                                                                  -------                -------
OIL AND GAS PRODUCING PROPERTIES, NET BOOK VALUE                                  161,924                131,571
                                                                                  =======                =======

The Company's oil and gas fields are situated on land belonging to the Government of the Russian Federation. The Company obtained licenses from the local authorities and pays royalties to explore and produce oil and gas from these fields. Licenses will expire in September 2018 for the North Gubkinskoye field, and in March 2023 for the South Tarasovskoye field. However, under Paragraph 4 of the Russian Federal Law 20-FZ, dated 2 January 2000, the licenses may be extended over the economic life of the lease at the Company's option. Management intends to extend such licenses for properties that are expected to produce subsequent to their expiry dates. Estimates of proved reserves extending past 2018 represent approximately 5 percent of total proved reserves.

NOTE 9: SHORT-TERM BORROWINGS


Thousands of US dollars                                              30 September 2000     30 September 1999
                                                                     -----------------     -----------------
JP Morgan                                                                        3,149                 2,950
Benton Oil and Gas Company                                                         716                 5,251
Other                                                                               --                   140
                                                                                 -----                 -----
TOTAL SHORT-TERM BORROWINGS                                                      3,865                 8,341
                                                                                 =====                 =====

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

On 9 October 1995, the Company entered into agreement with JP Morgan to obtain revolving short-term financing repayable every 175 days at an interest rate of the one month LIBOR plus 0.75 percent. The JP Morgan loan was subordinated under an agreement between Benton Oil and Gas Company, JP Morgan, the European Bank of Reconstruction and Development ("EBRD"), the International Moscow Bank ("IMB") and the Company. Cash collateral is provided by Benton on behalf of the Company.

NOTE 10: LONG-TERM DEBT


Thousands of US dollars                             30 September 2000      30 September 1999
                                                    -----------------      -----------------
EBRD                                                           41,000                 41,000
IMB                                                             7,455                  5,052
Less: current portion
EBRD                                                          (8,000)                     --
IMB                                                           (2,455)                     --
                                                               ------                 ------
Total long-term debt                                           38,000                 46,052
                                                               ======                 ======

EBRD AND IMB LOANS. The Company has credit facilities of USD 55 million with EBRD and USD 10 million with IMB. At 30 September 2000 the outstanding balances of the loans totaled USD 41 million and USD 7.455 million, respectively.

The annual weighted average interest rates on these loans varied between 10.88 percent and 15.14 percent for the year ended 30 September 2000 (1999: between 10.84 and 11.04 percent). Interest is payable semi-annually on 27 January and 27 July. For the EBRD loan, the interest rate was the 6 month LIBOR rate plus 4.75 percent until the first repayment installment date at which time the rate changed to a flat 15%. For the IMB loan, the interest rate was the 6 month LIBOR rate plus 8 percent until the Company failed to meet its production milestones and then the rate changed to the 6 month LIBOR rate plus 9 percent. The LIBOR rates ranged from 6.063 percent to 7.064 percent in 2000 (1999: 5.036 percent to 5.974 percent).

Under the loan agreements, the use of the loan proceeds from the EBRD and IMB loans are restricted to the development of oil reserves. Furthermore, 10 percent of the outstanding balance plus related interest must be held on deposit as restricted cash throughout the remaining loan period.

The outstanding loan amounts to the EBRD and IMB are collaterized by most significant immovable assets and crude oil export sales of the Company in proportion to their lending.

Aggregate maturities of long-term debt outstanding at 30 September 2000 are as follows:


Thousands of US dollars
Year ended 30 September 2002                     16,000
Year ended 30 September 2003                     11,000
Year ended 30 September 2004                     11,000
                                                 ------
Total long-term debt                             38,000
                                                 ======

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

As at September 30, 2000 and subsequently as at December 31, 2000 the Company was not in compliance with a covenant under the EBRD agreement with respect to maintaining a minimum current ratio. In the event of non-compliance with such covenant, EBRD may, at its option, demand payment of the outstanding principal and interest. By its letter dated April 12, 2001, EBRD waived the minimum Current Ratio requirement of 1.1 for the periods ended September 30 and December 31, 2000.

NOTE 11: TAXES PAYABLE

Taxes payable were as follows:


Thousands of US dollars                     30 September 2000     30 September 1999
                                            -----------------     -----------------
Value Added Tax                                          (891)                 (354)
Income tax                                              1,891                 1,169
Royalty                                                   577                   442
Mineral restoration tax                                   852                   444
Road users tax                                            124                   280
Property taxes                                             49                   252
Other taxes                                               342                   428
                                                        -----                 -----
TOTAL TAXES PAYABLE                                     2,944                 2,661
                                                        =====                 =====

NOTE 12: STOCKHOLDERS' EQUITY

Capital contributions are as follows:


Thousands of US dollars                     30 September 2000      30 September 1999
                                            -----------------      -----------------
Purneftegasgeologia                                    27,645                 27,645
Purneftegas                                            27,088                 27,088
Benton Oil and Gas Company                             27,785                 27,785
                                                       ------                 ------
TOTAL CONTRIBUTED CAPITAL                              82,518                 82,518
                                                       ======                 ======

All capital contributions have been made since inception in accordance with the Company's Foundation Document.

Reserves available for distribution to shareholders are based on the statutory accounting reports of the Company, which are prepared in accordance with Regulations on Accounting and Reporting of the Russian Federation and which differ from U.S. GAAP. Russian legislation identifies the basis of distribution as net income. For 1999, the current year statutory net income for the Company as reported in the annual statutory accounting reports was RR 230 million. However, current legislation and other statutory laws and regulations dealing with distribution rights are open to legal interpretation and, consequently, actual distributable reserves may differ from the amount disclosed.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

NOTE 13:  REVENUES

      Revenues for the years ended 30 September 2000, 1999 and 1998, consisted of the following:


                                                                                        9 months ended
                                                                                     30 September 1998
Thousand of US dollars                    30 September 2000    30 September 1999           (UNAUDITED)
                                          -----------------    -----------------     -----------------

Crude oil - export (Europe and CIS)                  50,807               30,446                20,570
Crude oil - domestic                                 13,195                6,107                 3,037
Refined products - domestic                          14,733                   --                    --
Other operating revenues                                 70                  245                   104
                                                     ------               ------                ------
TOTAL SALES AND OTHER OPERATING REVENUES             78,805               36,798                23,711
                                                     ======               ======                ======

NOTE 14: TAXES

Presented below is a reconciliation between the provision for income taxes and taxes determined by applying the statutory tax rate as applied in the Russian Federation to income before income taxes. The statutory income tax rate was 35% during 1998 and the first half of the year ended 30 September 1999. Effective 1 April 1999, the statutory income tax rate was 30%.


                                                                                                  9 months ended
                                                                                               30 September 1998
Thousand of US dollars                              30 September 2000    30 September 1999            (UNAUDITED)
                                                    -----------------    -----------------     -----------------
Income before income taxes                                     25,226                7,489                14,687
                                                               ------               ------                ------
Theoretical income tax expense at statutory rate                7,568                2,247                 5,140
(30% in 2000; 30% in 1999; 35% in 1998)
   Increase (reduction) due to:
     Change in valuation allowance                                348                2,476                  (170)
     Non-deductible expenses                                    2,600                1,596                    83
     Investment tax credits                                    (5,142)              (2,274)                   --
     Effect of non-deductible/(-taxable) foreign
     exchange losses (gains)                                      920               (3,278)               (4,557)
     Change in statutory tax rate                                  --                  374                    --
     Tax penalties and interest                                    27                  192                  (149)
                                                               ------               ------                ------
TOTAL INCOME TAX EXPENSE                                        6,321                1,333                   347
                                                               ======               ======                ======

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for statutory tax purposes. Net deferred tax assets are comprised of the following, at 30 September 2000 and 1999:


Thousand of US dollars                                 30 September 2000    30 September 1999
                                                       -----------------    -----------------
Inventories                                                           25                   10
Losses carried forward                                             2,181                2,413
Property, plant and equipment                                      1,495                  930
                                                                  ------               ------
Total deferred tax assets                                          3,701                3,353
Less: Valuation allowance                                         (3,701)              (3,353)
                                                                  ------               ------
NET DEFERRED TAX ASSET                                                --                   --
                                                                  ======               ======

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Losses carried forward represent those losses for tax purposes which, according to legislation, the Company is allowed to offset against future taxable earnings within the next three years and three months and is subject to limitations of no more than 50% of the Company's tax liabilities for the tax reporting period. In 2000 and 1999 the Company was unable to use the benefit of its loss carried forward as it had already reached the tax credit limitation through use of tax credit allowances.

The Company has provided a 100 percent valuation allowance against the net deferred income tax asset at 30 September 2000 and 1999. Management does not believe that, in the current economic climate, it is more likely than not that the Company will have sufficient taxable profits to utilize the deferred tax asset in the periods in which the reversal of the temporary difference giving rise to the tax asset are anticipated to occur.

EXPORT AND EXCISE TAXES. Included in total sales and other operating revenues are taxes as follows:


                                                                                                   9 months ended
                                                                                                30 September 1998
Thousands of US dollars                             30 September 2000      30 September 1999          (UNAUDITED)
                                                    -----------------      -----------------    -----------------
Export duties                                                   4,332                    399                   --
Excise tax                                                        813                    929                1,288
                                                                -----                  -----                -----
EXPORT AND EXCISE TAXES INCLUDED IN TOTAL SALES                 5,145                  1,328                1,288
                                                                =====                  =====                =====

NOTE 15: RELATED PARTY TRANSACTIONS

As of 30 September 2000 and 1999, the Company had the following balances with its stockholders. These balances are included in the balance sheet within accounts payable and short-term borrowings as appropriate.


Thousand of US Dollars                             30 September 2000    30 September 1999
                                                   -----------------    -----------------
Accounts payable
Purneftegasgeologia and affiliated entities                      463                   86
Purneftegas and affiliated entities                               22                   22

Short-term borrowings
Benton Oil and Gas Company                                       717                5,251
                                                               -----                -----
TOTAL                                                          1,202                5,359
                                                               =====                =====

BENTON OIL AND GAS COMPANY. In January 1998, the Company paid USD 225 thousand to Benton and recognized a debt to Benton of USD 2,598 thousand for fees and expenses related to the negotiation of the EBRD/ IMB credit agreements, of which USD 2,000 thousand was paid during 2000. In April 1998, a wholly owned subsidiary of Benton, Energy Services and Supply Company LLC ("ESSC"), entered into an agreement to purchase casing and tubing for USD 4,977 thousand, which it later sold to the Company at cost. Final delivery of the casing and tubing was made in September 1998, and payment was made during 1999. In December 1998, Benton made a capital contribution of USD 2,040 thousand in cash.

PURNEFTEGAS. During 2000, 1999, and 1998 Purneftegas and affiliated entities provided well maintenance services and supplies to the Company for a total value of approximately USD

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

188 thousand, USD 111 thousand, and USD 910 thousand, respectively. During 1998, Purneftegas made a capital contribution of USD 69 thousand in property.

PURNEFTEGASGEOLOGIA. During 2000, 1999 and 1998, Purneftegasgeologia and affiliated entities provided services to the Company for a total value of approximately USD 2,156 thousand, USD 1,169 thousand, and USD 2,269, thousand respectively. Services consisted of drilling, well maintenance and other related work. The Company sold crude oil to PNGG and affiliated entities for a total value of USD 80 thousand, USD 38 thousand, and USD 32 thousand, during 2000, 1999, and 1998, respectively. The Company sold materials of USD 515 thousand to Purneftegasgeologia and affiliated entities during 1998. During December 1998, PNGG made a capital contribution of USD 1,980 thousand in cash and the Company paid PNGG approximately USD 2,436 thousand in payables. Also in December 1998, the Company agreed to adjust for the devaluation of the Russian Rouble certain invoices and issued a veksel in the amount of USD 678 thousand to PNGG.

NOTE 16: COMMITMENTS AND CONTINGENT LIABILITIES

ECONOMIC AND OPERATING ENVIRONMENT IN THE RUSSIAN FEDERATION. Whilst there have been improvements in the economic situation in the Russian Federation in recent years, the country continues to display some characteristics of an emerging market. These characteristics include, but are not limited to, the existence of a currency that is not freely convertible in most countries outside of the Russian Federation, restrictive currency controls, and relatively high inflation.

The prospects for future economic stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory, and political developments.

TAXATION. Russian tax legislation is subject to varying interpretations and changes occurring frequently, which may be retroactive. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of the Company may not coincide with that of management. As a result, the tax authorities may challenge transactions and the Company may be assessed additional taxes, penalties and interest, which may be significant. The tax periods remain open to review by the tax and customs authorities for three years. The Company cannot predict the ultimate amount of additional assessments, if any, and the timing of their related settlements with certainty, but expects that additional liabilities, if any, arising will not have a significant effect on the accompanying financial statements.

ENVIRONMENTAL MATTERS. Environmental regulations and their enforcement are continually being considered by governmental authorities, and the Company periodically evaluates its obligations related thereto. As obligations are determined, they are provided over the estimated remaining lives of the related oil and gas reserves, or recognized immediately, depending on their nature. The outcome of environmental liabilities under proposed or any future legislation, or as a result of stricter enforcement of existing legislation, cannot reasonably be estimated. Under existing legislation, management believes there are no probable liabilities, which would have a materially adverse effect on the financial position or the results of the Company.

LEGAL CONTINGENCIES. The Company is the named defendant in a number of lawsuits as well as the named party in numerous other proceedings arising in the ordinary course of business.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

While the outcomes of such contingencies, lawsuits or other proceedings cannot be determined at present, management believes that any resulting liabilities will not have a materially adverse effect on the operating results or the financial position of the Company.

INSURANCE. At 30 September 2000 and 1999, the Company held limited insurance policies in relation to its assets and operations, or in respect of public liability or other insurable risks. Since the absence of insurance alone does not indicate that an asset has been impaired or a liability incurred, no provision has been made in the financial statements for unspecified losses.

NOTE 17: SUBSEQUENT EVENTS

At 30 September 2002, the Company has USD 22 million outstanding under a long-term debt facility with the EBRD. This long-term debt facility requires the Company to, among other things, maintain a minimum working capital ratio and to implement a new management information system by 1 May 2003. The Company will not be able to meet the long-term debt facility covenants and therefore the EBRD may, in 2003, declare the loan to be in default and can accelerate the maturity.

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)

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

TABLE I - TOTAL COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION
          AND DEVELOPMENT ACTIVITIES:


                                                          Year ended            Year ended       9 months ended
Thousand of US Dollars                             30 September 2000     30 September 1999    30 September 1998
                                                   -----------------     -----------------    -----------------
Development costs                                           39,087               20,478              22,258
Exploration costs                                              823                  150                 422
                                                            ------               ------              ------
TOTAL COSTS INCURRED IN OIL AND NATURAL GAS
    ACQUISITION, EXPLORATION, AND DEVELOPMENT
    ACTIVITIES                                              39,910               20,628              22,680
                                                            ======               ======              ======

TABLE II - CAPITALIZED COSTS RELATED TO OIL AND NATURAL GAS PRODUCING
           ACTIVITIES:


                                                                              As at                As at
Thousand of US Dollars                                                  30 September 2000    30 September 1999
                                                                        -----------------    -----------------
Proved property costs                                                         212,307               172,398
Oilfield inventories                                                            7,955                 6,130
Less accumulated depletion and impairment                                     (50,383)              (40,827)
                                                                              -------               -------
TOTAL CAPITALISED COSTS RELATED TO OIL AND NATURAL GAS PRODUCING
    ACTIVITIES                                                                169,879               137,701
                                                                              =======               =======

TABLE III - RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES:

In accordance with SFAS 69, results of operations for oil and natural gas producing activities neither include general corporate overhead and monetary effects, nor their associated tax effects. Income tax is based on statutory rates for the year, adjusted for tax deductions, tax credits and allowances.

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)


                                                      Year ended           Year ended        9 months ended
Thousand of US Dollars                            30 September 2000    30 September 1999    30 September 1998
                                                  -----------------    -----------------    -----------------
Oil and natural gas sales                               78,577               36,553              23,448
Expenses:
 Operating, selling and distribution expenses
     and taxes other than on income                     31,856               18,677              14,204
 Depletion                                               9,556                9,600               8,033
 Income tax expense                                      9,722                2,715               1,755
                                                        ------               ------              ------
Total expenses                                          51,136               30,992              23,992
                                                        ------               ------              ------

RESULTS OF  OPERATIONS  FROM OIL AND NATURAL GAS
      PRODUCING ACTIVITIES                              27,441                5,561                (544)
                                                        ======               ======              ======

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

The Company's oil and gas fields are situated on land belonging to the Government of the Russian Federation. The Company obtained licenses from the local authorities and pays royalties to explore and produce oil and gas from these fields. Licenses will expire in September 2018 for the North Gubkinskoye field, and in March 2023 for the South Tarasovskoye field. However, under Paragraph 4 of the Russian Federal Law 20-FZ, dated 2 January 2000, the licenses may be extended over the economic life of the lease at the Company's option. Management intends to extend such licenses for properties that are expected to produce subsequent to their expiry dates. Estimates of proved reserves extending past 2018 represent approximately 5 percent of total proved reserves.

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

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)

Proved developed reserves are reserves which can be expected to be recovered through existing wells with existing equipment and existing operating methods. This classification includes: a) proved developed producing reserves which are reserves expected to be recovered through existing completion intervals now open for production in existing wells; and b) proved developed non producing reserves which are reserves that exist behind the casing of existing wells which are expected to be produced in the predictable future, where the cost of making such oil and natural gas available for production should be relatively small compared to the cost of a new well.

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

The evaluations of the oil and natural gas reserves were prepared by Ryder-Scott Company, independent petroleum engineers for 2000, and by Huddleston & Co., independent petroleum engineers, for 1999 and 1998.


PROVED RESERVES-CRUDE OIL, CONDENSATE AND                 Year ended            Year ended       9 months ended
  NATURAL GAS LIQUIDS (MBBLS)                      30 September 2000     30 September 1999    30 September 1998
-----------------------------------------          -----------------     -----------------    -----------------
PROVED RESERVES BEGINNING OF YEAR                             107,100               91,332                76,803
 Revisions of previous estimates                              (20,306)              (1,564)               (6,715)
 Extensions, discoveries and improved recovery                 13,376               21,600                23,962
 Production                                                    (4,247)              (4,268)               (2,718)
                                                              -------              -------                ------

PROVED RESERVES, END OF YEAR                                   95,924              107,100                91,332
                                                              -------              -------                ------
PROVED DEVELOPED RESERVES                                      43,861               39,982                28,663
                                                              =======              =======                ======

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)

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


                                                         Year ended           Year ended        9 months ended
Thousand of US Dollars                                30 September 2000   30 September 1999    30 September 1998
                                                      -----------------   -----------------    -----------------
Future cash inflow                                        2,026,415          1,546,544              539,777
Future production costs                                  (1,224,824)          (386,821)            (208,685)
Future development costs                                   (100,103)           (88,388)             (73,671)
                                                         ----------          ---------             --------
Future net revenue before income taxes                      701,488          1,071,335              257,421
10% annual discount for estimated timing of cash
    flows                                                  (289,253)          (437,959)            (111,697)
                                                         ----------          ---------             --------
Discounted future net cash flows before income taxes        412,235            633,376              145,724

Future income taxes, discounted at 10% per annum            (74,809)          (136,091)             (18,524)
                                                         ----------          ---------             --------
STANDARDIZED  MEASURE  OF  DISCOUNTED  FUTURE NET
   CASH FLOWS                                               337,426            497,285              127,200
                                                         ==========          =========             ========

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)

TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
           FLOWS FROM PROVED RESERVES


                                                          Year ended           Year ended        9 months ended
Thousand of US Dollars                                 30 September 2000   30 September 1999    30 September 1998
                                                       -----------------   -----------------    -----------------
PRESENT VALUE AT BEGINNING OF PERIOD                        497,285             127,200              186,568
Sales of oil and natural gas, net of related costs          (59,344)             (9,524)             (10,629)
Revisions to estimates of proved reserves:
  Net changes in prices, development and
    production costs                                       (148,965)            355,124             (118,006)
  Quantities                                                 57,424             135,544               53,329
  Extensions, discoveries and improved recovery,
    net of future costs                                     (92,559)             (8,406)              (9,218)
Accretion of discount                                        63,338              14,574               22,853
Net change of income taxes                                   61,282            (117,568)              23,427
Development costs incurred                                   22,391              12,853               24,444
Changes in timing and other                                 (63,426)            (12,512)             (45,568)
                                                           --------            --------             --------
PRESENT VALUE AT END OF PERIOD                              337,426             497,285              127,200
                                                           ========            ========             ========

                                 EXHIBIT INDEX


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

       3.3*       Restated Bylaws.

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

       10.10 Operating Service Agreement between Benton Oil and Gas Company and Lagoven, S.A., which has been subsequently combined into PDVSA Petroleo y Gas, S.A., dated July 31, 1992, (portions have been omitted pursuant to Rule 406 promulgated under the Securities Act of 1933 and filed separately with the Securities and Exchange Commission--Exhibit 10.25) (Previously filed as an exhibit to our S-1 Registration Statement
                  (Registration No. 33-52436)).

       10.16 Indenture dated May 2, 1996 between Benton Oil and Gas Company and First Trust of New York, National Association, Trustee related to $125,000,000, 11 5/8 percent Senior Notes Due 2003
                  (Incorporated by reference to Exhibit 4.1 to our S-4
                  Registration Statement filed June 17, 1996, SEC Registration
                  No. 333-06125).

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

       10.21*     Benton Oil and Gas Company 1999 Employee Stock Option Plan.

       10.22*     Benton Oil and Gas Company Non-Employee Director Stock
                  Purchase Plan.

       10.23* Employment Agreement dated December 7, 2000 between Benton Oil and Gas Company and Steven W. Tholen.

       21.1*      List of subsidiaries.

       23.1* Consent of PricewaterhouseCoopers LLP (Financial Statements of the Company).

       23.2*      Consent of Huddleston & Co., Inc.

       23.3*      Consent of Ryder Scott Company, L.P.

       23.4       Consent of ZAO PricewaterhouseCoopers.

       27.1*      Financial Data Schedule.

       99.1       Accompanying Certificate

      * Incorporated by reference to the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.