Form 10-K/A
period 2001-12-31
HARVEST NATURAL RESOURCES INC
filed 2003-03-31
CIK 845289

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                                        NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                  ON WHICH REGISTERED
    -------------------                                 ---------------------
            none                                                none

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      On March 25, 2002, the aggregate market value of shares of voting stock of the Registrant held by non-affiliates was approximately $138,096,369 based on a closing sales price on NYSE of $4.03.

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

      Harvest Natural Resources, Inc. (formerly Benton Oil and Gas Company, the "Company") is filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K") to include audited financial statements (for the year ended September 30, 2001) and notes for LLC Geoilbent ("Geoilbent"), a Russian limited liability company of which the Company owned a 34% interest at December 31, 2001. These financial statements and notes are included in Item 14(b)(2) -- Financial Statement Schedules -- and a consent of ZAO PricewaterhouseCoopers, independent accountants, is included as Exhibit
23.4. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the 2001 10-K.

Item 14 of the 2001 10-K is amended in its entirety as follows:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. Index to Financial Statements:


                                                                                                 PAGE
                                                                                                 ----
         Reports of Independent Accountants.....................................................  S-1
         Consolidated Balance Sheets at December 31, 2001 and 2000..............................  S-2
         Consolidated Statements of Operations for the Years Ended
                  December 31, 2001, 2000, and 1999.............................................  S-3
         Consolidated Statements of Stockholders' Equity for the Years
                  Ended December 31, 2001, 2000, and 1999.......................................  S-4
         Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2001, 2000, and 1999...........................................  S-5
         Notes to Consolidated Financial Statements.............................................  S-7

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

       10.22      Amended Benton Oil and Gas Company Non-Employee Director Stock
                  Purchase Plan (Incorporated by reference to Exhibit 10.1 to our Form 10-Q, filed on November 31, 2001).

       10.23*     Employment Agreement dated December 20, 2000 between Benton
                  Oil and Gas Company and Robert Stephen Molina.

       10.24*     Employment Agreement dated November 14, 2001, between Benton
                  Oil and Gas Company and Kurt A. Nelson.

       10.25*     Sale and Purchase Agreement dated February 27, 2002 between
                  Benton Oil and Gas Company and Sequential Holdings Russian
                  Investors Limited regarding the sale of Benton Oil and Gas
                  Company's 68 percent interest in Arctic Gas Company.

       21.1*      List of subsidiaries.

       23.1* Consent of PricewaterhouseCoopers LLP (Financial Statements of the Company).

       23.2*      Consent of Huddleston & Co., Inc.

       23.3*      Consent of Ryder Scott Company, L.P.

       23.4       Consent of ZAO PricewaterhouseCoopers.

      * Incorporated by reference to the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      (b) Reports on Form 8-K

      None.

                                                                   SCHEDULE III
                                                 HARVEST NATURAL RESOURCE, INC.



LLC GEOILBENT
FINANCIAL STATEMENTS
30 SEPTEMBER 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Owners of Limited Liability Company Geoilbent

In our opinion, the accompanying balance sheets and the related statements of income, cash flows and changes in stockholders' equity, present fairly, in all material respects, the financial position of LLC Geoilbent (the "Company") at 30 September 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended 30 September 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 18, as of 30 September 2002 the Company has a long-term debt facility for which it will be unable to meet certain loan covenants and therefore the lender may declare the loan to be in default and can accelerate the maturity.


ZAO PricewaterhouseCoopers

Moscow, Russian Federation
29 March 2002,
except for Note 18 as to which the date is 28 February 2003

LLC GEOILBENT
BALANCE SHEETS
(expressed in thousand of US Dollars)


                                                                                        As at              As at
                                                                Notes       30 September 2001  30 September 2000
                                                                -----       -----------------  -----------------
ASSETS

Cash and cash equivalents                                                               4,409              2,133
Restricted cash                                                   5                    10,208             12,361
Accounts receivable and advances to suppliers                     7                     7,265              7,620
Inventories                                                       8                    13,565              8,865
                                                                                      -------            -------

TOTAL CURRENT ASSETS                                                                   35,447             30,979

Oil and gas producing properties, full cost method                9                   186,688            161,924
Other long term assets                                                                  1,018              1,408
                                                                                      -------            -------

TOTAL ASSETS                                                                          223,153            194,311
                                                                                      =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                                             10                    3,000              3,865
Current portion of long-term debt                                 11                   18,200             10,455
Accounts payable                                                                       20,673              9,452
Trade advances                                                                          8,753              5,110
Taxes payable                                                     12                    7,484              2,944
Other payables and accrued expenses                                                     2,329              4,741
                                                                                      -------            -------

TOTAL CURRENT LIABILITIES                                                              60,439             36,567

Long-term debt                                                    11                   22,550             38,000
                                                                                      -------            -------

TOTAL LIABILITIES                                                                      82,989             74,567
                                                                                      =======            =======

COMMITMENTS AND CONTINGENT LIABILITIES                            17                       --                 --

Contributed capital                                                                    82,518             82,518
Retained earnings                                                                      57,646             37,226
                                                                                      -------            -------

TOTAL STOCKHOLDERS' EQUITY                                        13                  140,164            119,744
                                                                                      -------            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            223,153            194,311
                                                                                      =======            =======

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
STATEMENTS OF INCOME
(expressed in thousand of US Dollars)


                                                               Year ended         Year ended         Year ended
                                              Notes     30 September 2001  30 September 2000  30 September 1999
                                              -----     -----------------  -----------------  -----------------
TOTAL SALES AND OTHER OPERATING REVENUES       14                 101,159             78,805             36,798
                                                                  -------             ------             ------

COSTS AND OTHER DEDUCTIONS
Operating expenses                                                 11,415              8,959              6,441
Selling and distribution expenses                                   9,876              4,612              4,028
General and administrative expenses                                 5,650              3,407              2,655
Depletion expense                               9                  14,918              9,556              9,600
Taxes other than income tax                                        26,011             18,286              8,208
                                                                  -------             ------             ------

TOTAL COSTS AND OTHER DEDUCTIONS                                   67,870             44,820             30,932
                                                                  -------             ------             ------

OTHER INCOME AND EXPENSE
Exchange (gain)/ loss, net                                           (781)               597             (5,152)
Interest expense, net                                               7,547              7,438              3,429
Other non-operating (income)/ loss, net                              (648)               724             (1,232)
                                                                  -------             ------             ------

TOTAL OTHER (INCOME) AND EXPENSE                                    6,118              8,759             (2,955)
                                                                  -------             ------             ------

INCOME BEFORE INCOME TAX                                           27,171             25,226              8,821
                                                                  -------             ------             ------

INCOME TAX EXPENSE
Current income tax expense                     15                   6,751              6,321              1,333
                                                                  -------             ------             ------

TOTAL INCOME TAX EXPENSE                                            6,751              6,321              1,333
                                                                  -------             ------             ------

NET INCOME                                                         20,420             18,905              7,488
                                                                  =======             ======             ======

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
STATEMENTS OF CASHFLOWS
(expressed in thousand of US Dollars)


                                                                 Year ended        Year ended          Year ended
                                                          30 September 2001  30 September 2000  30 September 1999
                                                          -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           20,420             18,905              7,488
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depletion expense                                              14,918              9,556              9,600
      Amortization of financing costs                                   520                520                520
      Effect of foreign exchange on balance sheet
      items                                                            (781)               597             (5,152)

Decrease/(increase) in accounts receivable and
  advances                                                               85             (1,081)            (2,982)
Decrease/(increase) in inventories                                   (4,700)            (2,666)             1,995
Increase/(decrease) in accounts payable                              11,902              6,624             (9,076)
Increase in trade advances                                            3,785              5,067                117
Increase in taxes payable                                             4,780                515                328
Increase/(decrease) in other payables and accrued
  expenses                                                           (2,386)               608              1,942
                                                                    -------            -------            -------

Cash provided by operating activities                                48,543             38,645              4,934
                                                                    -------            -------            -------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to oil and gas producing properties                       (39,683)           (39,910)           (20,628)
Purchase of investments                                                (129)               (27)                (8)
                                                                    -------            -------            -------

NET CASH USED IN INVESTING ACTIVITIES                               (39,812)           (39,937)           (20,636)
                                                                    -------            -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings from founders                        --                 --              3,028
Payment of short-term borrowings from founders                         (717)            (4,534)                --
Payment of short-terms borrowings                                    (3,845)                --               (392)
Proceeds from short-term borrowings                                   6,446              2,602                 --
Proceeds from long-term borrowings                                       --                 --             27,287
Payments of long-term borrowings                                    (10,455)              (140)            (2,492)
Proceeds from capital contributions                                      --                 --              4,020
Decrease/(increase) in restricted cash                                2,153             (2,889)            (9,472)
                                                                    -------            -------            -------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                  (6,418)            (4,961)            21,979
                                                                    -------            -------            -------
Effect of foreign exchange on cash balances                             (37)              (567)              (114)
                                                                    -------            -------            -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                  2,276             (6,820)             6,163

Cash and cash equivalents, beginning of year                          2,133              8,953              2,792
                                                                    -------            -------            -------

Cash and cash equivalents, end of year                                4,409              2,133              8,955
                                                                    =======            =======            =======

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                         7,609              5,536              2,955
Income taxes paid                                                     6,906              5,523                217

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(expressed in thousands of US Dollars except as indicated)


                                                                                         Total stockholders'
                                             Contributed capital   Retained earnings           equity
                                             -------------------   -----------------     -------------------
BALANCE AT 30 SEPTEMBER 1998                        78,498               10,833                89,331
                                                    ======               ======               =======

Contribution of capital                              4,020                   --                 4,020

Net income and total comprehensive income               --                7,488                 7,488
                                                    ------               ------               -------

BALANCE AT 30 SEPTEMBER 1999                        82,518               18,321               100,839
                                                    ======               ======               =======

Net income and total comprehensive income               --               18,905                18,905
                                                    ------               ------               -------

BALANCE AT 30 SEPTEMBER 2000                        82,518               37,226               119,744
                                                    ======               ======               =======

Net income and total comprehensive income               --               20,420                20,420
                                                    ------               ------               -------

BALANCE AT 30 SEPTEMBER 2001                        82,518               57,646               140,164
                                                    ======               ======               =======

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

NOTE 1: ORGANIZATION

LLC Geoilbent (the "Company") is engaged in the development and production of oil and gas in the North Gubkinskoye and South Tarasovskoye fields. These fields are located in the West Siberian region of the Russian Federation, approximately 2,000 miles northeast of Moscow. The Company was established in December 1991 by two Russian oil companies, OAO Purneftegas ("PNG") and OAO Purneftegasgeologia ("PNGG"), and Benton Oil and Gas Company ("Benton") of the United States, which contributed 33%, 33% and 34%, respectively, of the Company's charter capital, in accordance with the Company's Foundation Document. In January 2002, PNG and PNGG transferred their stakes in the Company to OAO Minley, an affiliated company.

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

The measurement currency of the Company is either the Russian Rouble or the US dollar depending on the nature of the activities. The transactions and balances of the accompanying financial statements not already measured in US dollars have been remeasured into US dollars in accordance with the relevant provisions of SFAS No. 52 Foreign Currency Translation as applied to hyperinflationary economies. Consequently, monetary assets and liabilities are translated at closing exchange rates and non-monetary items are translated at historic exchange rates and adjusted for any impairments. The statements of income and cash flows have been translated using average exchange rates for the reporting period. Translation differences resulting from the use of these exchange rates have been included in the determination of net income and are included in exchange gains/losses in the accompanying statements of income. The exchange rates at 30 September 2001, and 30 September 2000, were 29.39 and 27.75, respectively, Russian Roubles per US dollar.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Inflation, exchange restriction and controls. Exchange restrictions and controls exist relating to converting Russian Roubles to other currencies. At present, the Russian Rouble is not a convertible currency outside the Russian Federation. Future movements in the exchange rates between the Russian Rouble and the US dollar will affect the carrying value of the Company's Russian Rouble denominated assets and liabilities. Such movements may also affect the Company's ability to realise non-monetary assets represented in US dollars in the accompanying financial statements. Accordingly, any translation of Russian Rouble amounts to US dollars should not be construed as a representation that such Russian Rouble amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

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

In September 2001, the FASB issued SFAS No. 143, Accounting for Assets Retirement Obligations ("SFAS 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after 15 June 2002. The Company has not yet assessed the impact of SFAS No. 143 and therefore, at this time cannot reasonably estimate the effect of this statement on its financial condition and results of operations.

NOTE 4: LIQUIDITY

As at 30 September 2001 the current liabilities of the Company exceeded its current assets by USD 24,992 thousand. This working capital deficit arose primarily due to an increase in the portion of the Company's debt financing falling due for repayment and the growth of current accounts payable as a result of the Company's capital expenditure program.

As further discussed in Note 11, although the working capital deficit is in violation of the Company's debt covenants, the lender has temporarily waived the maintenance of this covenant, thus enabling the Company to continue to classify its remaining USD 22,000 thousand of debt as long-term.

Management plans to address the Company's working capital deficit by reducing certain capital expenditures, obtaining additional financing and restructuring its long-term debt.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

On 5 March 2002 the Company's lender waived the requirements of its loan agreement and permitted the Company to temporarily use the restricted cash (Note
5) to pay its suppliers. The Company is also currently negotiating with the lender to restructure repayments terms of its debt and increase its borrowing capabilities. There can be no assurance that the Company will be successful in its effort to restructure its loan agreement.

The owners of the Company have agreed to provide the Company with financial support in the form of capital and/or subordinated borrowings in sufficient amounts to enable the Company to continue to meet its current obligations and continue to develop the Company's oil and gas reserves.

In order to maintain or increase proved oil and gas reserves, the Company must make substantial capital expenditures in 2002 and subsequently. The Company's cash flow from operations is dependent on the level of oil prices. The price realized by the Company on its oil sales has historically been volatile and is also dependent on the extent to which the Company is able to sell oil in the export market as opposed to the Russian domestic market. Historically, the Company has supplemented its cash flow from operations with additional borrowings or equity capital and may continue to do so. Should oil prices decline for a prolonged period and should the Company not have access to additional capital, the Company would need to reduce its capital expenditures, which could limit its ability to maintain or increase production and, in turn, meet its debt service requirements.

NOTE 5: CASH AND CASH EQUIVALENTS

Included in cash and cash equivalents as at 30 September 2001, and 2000, respectively, are Russian Rouble denominated amounts totaling RR 129.4 million (USD 4,402 thousand) and RR 5.1 million (USD 184 thousand).

Restricted cash consists of deposits with lending institutions to pay interest and principal as discussed in Note 11. As at 30 September 2001, the amount of restricted cash was USD 10,208 thousand (2000: USD 12,361 thousand). These accounts are maintained in offshore US Dollar denominated accounts.

NOTE 6: FINANCIAL INSTRUMENTS

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

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

CREDIT RISKS. A significant portion of the Company's accounts receivable are from domestic and foreign customers, and advances are made to domestic suppliers. Although collection of these amounts could be influenced by economic factors affecting these entities, management believes there is no significant risk of loss to the Company beyond the provisions already recorded, provided that economic difficulties in the Russian Federation do not deteriorate (Note
17).

NOTE 7: ACCOUNTS RECEIVABLE AND ADVANCES TO SUPPLIERS


Thousands of US dollars                                         30 September 2001      30 September 2000
                                                                -----------------      -----------------
Trade accounts receivable                                                   2,158                  4,707
Recoverable value-added tax                                                 3,640                    490
Advances to suppliers                                                         723                  2,110
Advances to customs                                                           597                    165
Other receivables                                                             147                    148
                                                                            -----                  -----
TOTAL ACCOUNTS RECEIVABLE AND ADVANCES TO SUPPLIERS                         7,265                  7,620
                                                                            =====                  =====

NOTE 8: INVENTORIES


Thousands of US Dollars                                         30 September 2001      30 September 2000
                                                                -----------------      -----------------
Materials and supplies                                                     12,814                  7,955
Crude oil                                                                     751                    910
                                                                           ------                  -----
TOTAL INVENTORIES                                                          13,565                  8,865
                                                                           ======                  =====

NOTE 9: OIL AND GAS PRODUCING PROPERTIES


Thousands of US dollars                                         30 September 2001      30 September 2000
                                                                -----------------      -----------------
Oil and gas producing properties, cost                                    251,990                212,307
Accumulated depletion                                                     (65,302)               (50,383)
                                                                          -------                -------
OIL AND GAS PRODUCING PROPERTIES, NET BOOK VALUE                          186,688                161,924
                                                                          =======                =======

The Company's oil and gas fields are situated on land belonging to the Government of the Russian Federation. The Company obtained licenses from the local authorities and pays royalties taxes to explore and produce oil and gas from these fields. Licenses will expire in September 2018 for the North Gubkinskoye field, and in March 2023 for the South Tarasovskoye field. However, under Paragraph 4 of the Russian Federal Law 20-FZ, dated 2 January 2000, the licenses may be extended over the economic life of the lease at the Company's option. Management intends to extend such licenses for properties that are expected to produce subsequent to their expiry dates. Estimates of proved reserves extending past 2018 represent approximately 5 percent of total proved reserves.

NOTE 10: SHORT-TERM BORROWINGS


Thousands of US dollars                                         30 September 2001      30 September 2000
                                                                -----------------      -----------------
International Moscow Bank                                                   3,000                     --
JP Morgan                                                                      --                  3,149
Benton Oil and Gas Company                                                     --                    716
                                                                            -----                  -----
TOTAL SHORT-TERM BORROWINGS                                                 3,000                  3,865
                                                                            =====                  =====

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

On 9 October 1995, the Company entered into agreement with JP Morgan to obtain revolving short-term financing repayable every 175 days at an interest rate of the one month LIBOR plus 0.75 percent. The JP Morgan loan was subordinated under an agreement between Benton, JP Morgan, the European Bank of Reconstruction and Development ("EBRD"), the International Moscow Bank ("IMB") and the Company. In 2001 the loan was replaced with two loans from IMB. On 13 March 2001, the Company obtained a USD 3.0 million revolving line of credit from IMB, maturing 13 March 2002, bearing interest at LIBOR plus 6.5 percent. The line of credit is collaterized by moveable property of the South Tarasovskoye field.

NOTE 11: LONG-TERM DEBT


Thousands of US dollars                         30 September 2001      30 September 2000
                                                -----------------      -----------------
EBRD                                                       33,000                 41,000
IMB                                                         7,750                  7,455
Less: current portion                                     (18,200)               (10,455)
                                                          -------                -------
Total long-term debt                                       22,550                 38,000
                                                          =======                =======

EBRD AND IMB LOANS. The Company has credit facilities of USD 55 million with EBRD and USD 10 million with IMB. At 30 September 2001 the outstanding balances of the loans totaled USD 33 million and USD 5 million, respectively. Under the loan agreements, the use of the loan proceeds from the EBRD and IMB loans are restricted to the development of oil reserves. Furthermore, 10 percent of the outstanding balance plus related interest must be held on deposit as restricted cash throughout the remaining loan period. Principal amounts and interest are due semi-annually with principal payments commencing on 27 January 2000. For the EBRD loan, the interest rate was the 6 month LIBOR rate plus 4.75 percent until the first repayment installment date at which time the rate changed to a flat 15%. For the IMB loan the interest rate was the 6 month LIBOR rate plus 8 percent until the Company failed to meet its production milestones and then the rate changed to the 6 month LIBOR rate plus 9 percent. The LIBOR rates ranged from 3.5 percent to 6.9375 percent in 2001 (2000: 6.063 percent to 7.064 percent, 1999: 5.036 percent to 5.974 percent). The annual weighted average interest rates on these loans varied between 14.93 percent and 15.17 percent for the year ended 30 September 2001 (2000: between 10.88 percent and 15.14 percent, 1999: between 10.84 and 11.04). The outstanding loan amounts to the EBRD and IMB are collaterized by most significant immovable assets and crude oil export sales of the Company in proportion to their lending.

On 14 May 2001, the Company obtained a USD 3.3 million loan from IMB payable by six payments of USD 0.55 million, commencing 1 August 2001, ending 1 November 2002, bearing interest of LIBOR plus 6.5 percent. The loan is collaterized by moveable property of the South Tarasovskoye field.

The EBRD loan agreement includes certain covenants which include, among other things the maintenance of financial ratios. As of 30 September of 2001, the Company is not in compliance with maintaining its current ratio requirement of
1.1. If the Company fails to meet this requirement for two consecutive quarters it will result in an event of default whereby the EBRD may, at its option, demand payment of the outstanding principle and interest. The EBRD has waived the covenant requirement through 31 March 2002. Accordingly, the Company has continued to classify the debt as long-term.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Aggregate maturities of long-term debt outstanding at 30 September 2001 are as follows:


Thousands of US dollars

Year ended 30 September 2003                  11,550
Year ended 30 September 2004                  11,000
                                              ------
Total long-term debt                          22,550
                                              ======

NOTE 12: TAXES PAYABLE

Taxes payable were as follows:


Thousands of US dollars                              30 September 2001      30 September 2000
                                                     -----------------      -----------------
Value Added Tax                                                  3,305                   (891)
Income tax                                                       1,826                  1,891
Royalty                                                            923                    577
Mineral restoration tax                                            767                    852
Road users tax                                                     176                    124
Property taxes                                                     438                     49
Other taxes                                                         49                    342
                                                                 -----                  -----
TOTAL TAXES PAYABLE                                              7,484                  2,944
                                                                 =====                  =====

NOTE 13: STOCKHOLDERS' EQUITY

Capital contributions are as follows:


Thousands of US dollars                              30 September 2001      30 September 2000
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

Reserves available for distribution to shareholders are based on the statutory accounting reports of the Company, which are prepared in accordance with Regulations on Accounting and Reporting of the Russian Federation and which differ from U.S. GAAP. Russian legislation identifies the basis of distribution as net income. For 2000, the current year statutory net income for the Company as reported in the annual statutory accounting reports was RR 744 million. However, current legislation and other statutory laws and regulations dealing with distribution rights are open to legal interpretation and, consequently, actual distributable reserves may differ from the amount disclosed.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

NOTE 14: REVENUES

Revenues for the years ended 30 September 2001, 2000, and 1999, consisted of the following:


Thousand of US dollars                           30 September 2001    30 September 2000    30 September 1999
                                                 -----------------    -----------------    -----------------
Crude oil - export (Europe and CIS)                         83,889               50,807               30,446
Crude oil - domestic                                        10,900               13,195                6,107
Refined products - domestic                                  6,231               14,733                   --
Other operating revenues                                       139                   70                  245
                                                           -------               ------               ------
TOTAL SALES AND OTHER OPERATING REVENUES                   101,159               78,805               36,798
                                                           =======               ======               ======

NOTE 15: TAXES

Presented below is a reconciliation between the provision for income taxes and taxes determined by applying the statutory tax rate as applied in the Russian Federation to income before income taxes.


Thousand of US dollars                              30 September 2001     30 September 2000     30 September 1999
                                                    -----------------     -----------------     -----------------
Income before income taxes                                     27,171                25,226                 7,489
                                                               ------                ------                ------
Theoretical income tax expense at statutory rate                9,509                 7,568                 2,247
 (35% in 2001; 30% in 2000; 30% in 1999)
   Increase (reduction) due to:
     Change in valuation allowance                              1,810                   348                 2,476
     Non-deductible expenses                                    2,693                 2,600                 1,596
     Investment tax credits                                    (6,821)               (5,142)               (2,274)
     Effect of non-deductible/(-taxable) foreign
     exchange losses (gains)                                     (207)                  920                (3,278)
     Change in statutory tax rate                                (750)                   --                   374
     Tax penalties and interest                                   517                    27                   192
                                                               ------                ------                ------
TOTAL INCOME TAX EXPENSE                                        6,751                 6,321                 1,333
                                                               ======                ======                ======

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for statutory tax purposes. Net deferred tax assets are comprised of the following, at 30 September 2001 and 2000:


Thousand of US dollars                                                    30 September 2001    30 September 2000
                                                                          -----------------    -----------------
Inventories                                                                             137                   25
Losses carried forward                                                                2,403                2,181
Property, plant and equipment                                                         2,971                1,495
                                                                                     ------               ------
Total deferred tax assets                                                             5,511                3,701
Less: Valuation allowance                                                            (5,511)              (3,701)
                                                                                     ------               ------
NET DEFERRED TAX ASSET                                                                   --                   --
                                                                                     ======               ======

Losses carried forward represent those losses for tax purposes which, according to legislation, the Company is allowed to offset against future taxable earnings within the next two years and three months and is subject to limitations of no more than 50% of the Company's tax liabilities for the tax reporting period. In 2001 and 2000 the Company was unable to use the benefit of its loss carried forward as it had already reached the tax credit limitation through use of tax credit allowances.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

The Company has provided a 100 percent valuation allowance against the net deferred income tax asset at 30 September 2001 and 2000. Management does not believe that, in the current economic climate, it is more likely than not that the Company will have sufficient taxable profits to utilize the deferred tax asset in the periods in which the reversal of the temporary difference giving rise to the tax asset are anticipated to occur.

EXPORT AND EXCISE TAXES. Included in total sales and other operating revenues are taxes as follows:


Thousands of US dollars                        30 September 2001     30 September 2000     30 September 1999
                                               -----------------     -----------------     -----------------
Export duties                                             10,922                 4,332                  399
Excise tax                                                 1,548                   813                  929
                                                          ------                 -----                -----
EXPORT AND EXCISE TAXES INCLUDED IN TOTAL
SALES                                                     12,470                 5,145                1,328
                                                          ======                 =====                =====

NOTE 16: RELATED PARTY TRANSACTIONS

As of 30 September 2001 and 2000, the Company had the following balances with its stockholders. These balances are included in the balance sheet within accounts payable and long-term debt as appropriate.


Thousand of US Dollars                                  30 September 2001    30 September 2000
                                                        -----------------    -----------------
Accounts payable
Purneftegasgeologia and affiliated entities                         2,113                  463
Purneftegas and affiliated entities                                   182                   22

Short-term borrowings
Benton Oil and Gas Company                                             --                  717
                                                                    -----                -----
TOTAL                                                               2,295                1,202
                                                                    =====                =====

BENTON OIL AND GAS COMPANY. During 2001 and 2000 the Company paid to Benton USD 717 thousand and USD 2,000, respectively, for prepaid loan costs relating to the creation of the EBRD/ IMB loans. During 1999 the Company paid USD 4,977 thousand to a subsidiary of Benton, Energy Services and Supply Company LLC ("ESSC"), for the prior purchase of casing and tubing.

PURNEFTEGAS. During 2001, 2000, and 1999, Purneftegas and affiliated entities provided well maintenance services and supplies to the Company for a total value of approximately USD 248 thousand, USD 188 thousand, and USD 111 thousand, respectively.

PURNEFTEGASGEOLOGIA. During 2001, 2000, and 1999, Purneftegasgeologia and affiliated entities provided services to the Company for a total value of approximately USD 4,193 thousand, USD 2,156 thousand, and USD 1,169, respectively. Services consisted of drilling, well maintenance and other related work. The Company sold crude oil to PNGG and affiliated entities for a total value of USD 56 thousand, USD 80 thousand, and USD 38 thousand, during 2001, 2000, and 1999, respectively. During December 1998, PNGG made a capital contribution of USD 1,980 thousand in cash and the Company paid PNGG approximately USD 2,436 thousand in payables. Also in December 1998, the Company agreed to adjust for the devaluation of the Russian Rouble certain invoices and issued a veksel in the amount of USD 678 thousand to PNGG.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

NOTE 17: COMMITMENTS AND CONTINGENT LIABILITIES

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

INSURANCE. At 30 September 2001 and 2000, the Company held limited insurance policies in relation to its assets and operations, or in respect of public liability or other insurable risks. Since the absence of insurance alone does not indicate that an asset has been impaired or a liability incurred, no provision has been made in the financial statements for unspecified losses.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

NOTE 18: SUBSEQUENT EVENTS

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

TABLE I - TOTAL COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION
          AND DEVELOPMENT ACTIVITIES:


                                                      Year ended           Year ended           Year ended
Thousand of US Dollars                            30 September 2001    30 September 2000    30 September 1999
                                                  -----------------    -----------------    -----------------
Development costs                                      33,583               39,087               20,478
Exploration costs                                       6,100                  823                  150
                                                       ------               ------               ------
TOTAL COSTS INCURRED IN OIL AND NATURAL GAS
    ACQUISITION, EXPLORATION, AND DEVELOPMENT
    ACTIVITIES                                         39,683               39,910               20,628
                                                       ======               ======               ======

TABLE II - CAPITALIZED COSTS RELATED TO OIL AND NATURAL GAS PRODUCING
ACTIVITIES:


                                                                              As at                As at
Thousand of US Dollars                                                  30 September 2001    30 September 2000
                                                                        -----------------    -----------------
Proved property costs                                                        251,990              212,307
Oilfield inventories                                                          12,814                7,955
Less accumulated depletion and impairment                                    (65,302)             (50,383)
                                                                             -------              -------
TOTAL CAPITALIZED COSTS RELATED TO OIL AND NATURAL GAS PRODUCING
    ACTIVITIES                                                               199,502              169,879
                                                                             =======              =======

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)

TABLE III - RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES:

In accordance with SFAS 69, results of operations for oil and natural gas producing activities do not include general corporate overhead and monetary effects, nor their associated tax effects. Income tax is based on statutory rates for the year, adjusted for tax deductions, tax credits and allowances.


                                                      Year ended           Year ended           Year ended
Thousand of US Dollars                            30 September 2001    30 September 2000    30 September 1999
                                                  -----------------    -----------------    -----------------
Oil and natural gas sales                              100,768              78,577               36,553
Expenses:
 Operating, selling and distribution expenses
     and taxes other than on income                     47,302              31,856               18,677
 Depletion                                              14,918               9,556                9,600
 Income tax expense                                     11,006               9,722                2,715
                                                        ------              ------               ------
Total expenses                                          73,226              51,136               30,992
                                                        ------              ------               ------
RESULTS OF  OPERATIONS  FROM OIL AND NATURAL GAS
      PRODUCING ACTIVITIES                              27,542              27,441                5,561
                                                        ======              ======                =====

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

The evaluations of the oil and natural gas reserves were prepared by Ryder-Scott Company, independent petroleum engineers, for 2001 and 2000, and by Huddleston & Co., independent petroleum engineers, for 1999.

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)


PROVED RESERVES-CRUDE OIL, CONDENSATE AND             Year ended           Year ended           Year ended
  NATURAL GAS LIQUIDS (MBBLS)                     30 September 2001    30 September 2000    30 September 1999
-----------------------------------------         -----------------    -----------------    -----------------
PROVED RESERVES BEGINNING OF YEAR                       95,924              107,100              91,332
 Revisions of previous estimates                       (16,454)             (20,306)             (1,564)
 Extensions, discoveries and improved recovery          12,974               13,376              21,600
 Production                                             (5,185)              (4,247)             (4,268)
                                                       -------              -------             -------

PROVED RESERVES, END OF YEAR                            87,259               95,924             107,100
                                                       -------              -------             -------
PROVED DEVELOPED RESERVES                               46,052               43,861              39,982
                                                       =======              =======             =======

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


                                                           YEAR ENDED           YEAR ENDED          YEAR ENDED
THOUSAND OF US DOLLARS                                  30 SEPTEMBER 2001   30 SEPTEMBER 2000    30 SEPTEMBER 1999
                                                        -----------------   -----------------    -----------------
Future cash inflow                                          1,277,494           2,026,415            1,546,544
Future production costs                                      (739,221)         (1,224,824)            (386,821)
Future development costs                                     (108,882)           (100,103)             (88,388)
                                                            ---------           ---------            ---------
Future net revenue before income taxes                        429,391             701,488            1,071,335
10% annual discount for estimated timing of cash
    flows                                                    (190,788)           (289,253)            (437,959)
                                                            ---------           ---------            ---------
Discounted future net cash flows before income taxes          238,603             412,235              633,376

Future income taxes, discounted at 10% per annum              (30,815)            (74,809)            (136,091)
                                                            ---------           ---------            ---------
STANDARDIZED  MEASURE  OF  DISCOUNTED  FUTURE NET
    CASH FLOWS                                                207,788              337,426             497,285
                                                            =========           =========            =========

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)

TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
           FLOWS FROM PROVED RESERVES


                                                          YEAR ENDED           YEAR ENDED          YEAR ENDED
THOUSAND OF US DOLLARS                                 30 SEPTEMBER 2001   30 SEPTEMBER 2000    30 SEPTEMBER 1999
                                                       -----------------   -----------------    -----------------
PRESENT VALUE AT BEGINNING OF PERIOD                        337,426             497,285              127,200
Sales of oil and natural gas, net of related costs          (54,015)            (59,344)              (9,524)
Revisions to estimates of proved reserves:
  Net changes in prices, development and
    production costs                                       (107,356)           (148,965)             355,124
  Quantities                                                (71,709)             57,424              135,544
  Extensions, discoveries and improved recovery,
    net of future costs                                      55,197             (92,559)              (8,406)
Accretion of discount                                        41,224              63,338               14,574
Net change of income taxes                                   43,994              61,282             (117,568)
Development costs incurred                                   37,953              22,391               12,853
Changes in timing and other                                 (74,926)            (63,426)             (12,512)
                                                           --------            --------             --------
PRESENT VALUE AT END OF PERIOD                              207,788             337,426              497,285
                                                           ========            ========             ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                  HARVEST NATURAL RESOURCES, INC.

                                  By: /s/ Peter J. Hill
                                      -----------------------------------------
                                                    Peter J. Hill
                                        President and Chief Executive Officer


                                  By: /s/ Steven W. Tholen
                                      -----------------------------------------
                                                    Steven W. Tholen
                                               Senior Vice President and
                                                Chief Financial Officer


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


Date: March 28, 2003                       /s/ Peter J. Hill
                                           -------------------------------------
                                                       Peter J. Hill
                                                 Principal Executive Officer

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


Date: March 28, 2003                       /s/ Steven W. Tholen
                                           -------------------------------------
                                                       Steven W. Tholen
                                                  Principal Financial Officer

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

       10.22      Amended Benton Oil and Gas Company Non-Employee Director Stock
                  Purchase Plan (Incorporated by reference to Exhibit 10.1 to our Form 10-Q, filed on November 31, 2001).

       10.23*     Employment Agreement dated December 20, 2000 between Benton
                  Oil and Gas Company and Robert Stephen Molina.

       10.24*     Employment Agreement dated November 14, 2001, between Benton
                  Oil and Gas Company and Kurt A. Nelson.

       10.25*     Sale and Purchase Agreement dated February 27, 2002 between
                  Benton Oil and Gas Company and Sequential Holdings Russian
                  Investors Limited regarding the sale of Benton Oil and Gas
                  Company's 68 percent interest in Arctic Gas Company.

       21.1*      List of subsidiaries.

       23.1* Consent of PricewaterhouseCoopers LLP (Financial Statements of the Company).

       23.2*      Consent of Huddleston & Co., Inc.

       23.3*      Consent of Ryder Scott Company, L.P.

       23.4       Consent of ZAO PricewaterhouseCoopers.

       99.1       Accompanying Certificates

      * Incorporated by reference to the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.