Form 10-K
period 2002-12-31
HARVEST NATURAL RESOURCES INC
filed 2003-03-31
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

 (MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002,

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO.: 1-10762

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

        Registrant's telephone number, including area code (281) 579-6700

           Securities registered pursuant to Section 12(b) of the Act:

                     TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     -------------------                                 -----------------------------------------
                 Common Stock, $.01 Par Value                                               NYSE

           Securities registered pursuant to Section 12(g) of the Act:

                     TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     -------------------                                 -----------------------------------------
                             None                                                           None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      X         No
                                          -----------       ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).    Yes     X          No
                                           -----------       ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter, June 28, 2002: $174,945,360.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date. Class: Common Stock, par value $0.01 per share, on March 21, 2003, shares outstanding: 35,216,211.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items, 10, 11, 12, and 13 of Part III of this annual report.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
Part I

      Item 1.      Business...............................................................................     2
      Item 2.      Properties.............................................................................    18
      Item 3.      Legal Proceedings......................................................................    18
      Item 4.      Submission of Matters to a Vote of Security Holders ...................................    18


Part II

      Item 5.      Market for the Registrant's Common Equity
                      and Related Stockholder Matters.....................................................    19
      Item 6.      Selected Financial Data................................................................    20
      Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................................    21
      Item 7A.     Quantitative and Qualitative Disclosures about
                      Market Risk.........................................................................    36
      Item 8.      Financial Statements and Supplementary Data............................................    37
      Item 9.      Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure .............................................    37

Part III

      Item 10.     Directors and Executive Officers of the Registrant ....................................    38
      Item 11.     Executive Compensation.................................................................    38
      Item 12.     Security Ownership of Certain Beneficial
                      Owners and Management and
                      Related Stockholder Matters.........................................................    38
      Item 13.     Certain Relationships and Related Transactions ........................................    38
      Item 14.     Controls and Procedures................................................................    38

Part IV

      Item 15.     Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K.................................................................    40

Financial Statements......................................................................................   S-1

Signatures................................................................................................  S-37

                                     PART I

Harvest Natural Resources, Inc. ("Harvest" or the "Company") cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words "budget", "anticipate", "expect", "believes", "goals", "projects", "plans", "anticipates", "estimates", "should", "could", "assume" and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for our undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company's ability to acquire oil and gas properties that meet its objectives, changes in operating costs, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. See Risk Factors included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

At the end of Item 1 is a glossary of terms.

ITEM 1   BUSINESS

GENERAL

         Harvest Natural Resources, Inc. is an independent energy company engaged in the development and production of oil and gas properties since 1989, when it was incorporated under Delaware law. We have developed significant interests in the Bolivarian Republic of Venezuela ("Venezuela") and the Russian Federation ("Russia") through our equity affiliate, and have undeveloped acreage offshore China. Our producing operations are conducted principally through our 80 percent-owned Venezuelan subsidiary, Benton-Vinccler, C.A. ("Benton-Vinccler"), which operates the South Monagas Unit in Venezuela; and Limited Liability Company Geoilbent ("Geoilbent"), a Russian company of which we own 34 percent and which operates the North Gubkinskoye and South Tarasovskoye Fields in West Siberia, Russia. On February 27, 2002, we entered into a Sale and Purchase Agreement to sell our entire 68 percent interest in Arctic Gas Company ("Arctic Gas"), to a nominee of the Yukos Oil Company, a Russian oil and gas company, for $190 million plus approximately $30 million as repayment of inter-company loans owed to us by Arctic Gas (the "Arctic Gas Sale"). On April 12, 2002, we completed the Arctic Gas Sale and recognized a gain of $144.0 million ($93.6 million after tax). From December 14, 2002 through February 6, 2003, no sales of our Venezuelan oil production were made because of Petroleos de Venezuela, S.A.'s ("PDVSA") inability to accept our oil due to the national civil work stoppage in Venezuela. In restoring production, we encountered problems with some of our wells, but we do not believe the associated costs will be material. By the end of March 2003, our average production was approximately 24,000 barrels of oil per day. On February 5, 2003, the Venezuelan government imposed currency controls. See Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations for a complete description of these events.

         As of December 31, 2002, we had total estimated proved reserves, net of minority interest and including our share of equity affiliates, of 127.3 MMBOE, and a standardized measure of discounted future net cash flow, before income taxes, for total proved reserves of $526.7 million. Of these totals, our interests in the South Monagas Unit represented 102.5 MMBOE and $481.3 million, and our equity interest in Geoilbent represented 24.8 MMBbls and $45.4 million, respectively.

         As of December 31, 2002, we had total assets of $335.2 million. For the year ended December 31, 2002, we had total revenues of $126.7 million, net cash provided by operating activities of $42.6 million, and long-term debt of

$104.7 million. For the year ended December 31, 2001, we had total revenues of $122.4 million, net cash provided by operating activities of $36.6 million, and long-term debt of $221.6 million.

AVAILABLE INFORMATION

         We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with SEC at http://www.sec.gov.

         We also make available, free of charge on or through our Internet website (http://www.harvestnr.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the Company has adopted a code of ethics that applies to all of its employees, including its chief executive officer, principal financial officer and principle accounting officer. The text of the code of ethics has been posted on the Governance section of the Company's website.

OPERATING STRATEGY

         Our business strategy supports the steady investment, prudent risk management and timely development of our large hydrocarbon resources. For the foreseeable future, we believe our best success will be found in Venezuela and Russia, areas in which we have significant experience and expertise. Near term, our strategy is focused on improving the realization of value from our current operations in both Venezuela and Russia. Investments in Venezuela and Russia are exposed to significant political risks.

         In Venezuela, we intend to continue to seek cost effective increases in production to extend the life and value of our fields. Completing a gas project in the fourth quarter of 2003 within budget is an important part of this strategy because it creates a new source of revenues from sales of natural gas. We are also looking for ways to diversify our cash flow as events in Venezuela demonstrated the benefits of country risk diversification of our cash flow sources when we lost six weeks of production.

         Our Russian operations are an important element of our diversification strategy. We and the majority share owner in Geoilbent continue to strive to improve operations and monetize the value of the fields by lowering operating costs and enhancing financial results. The Geoilbent assets represent significant potential value for us, but remain subject to sub-optimal operating conditions while our lack of majority control over its operations inhibits our ability to implement necessary changes in management, operations or financing matters to fully realize the potential of Geoilbent's assets. In addition, our financial results have been significantly hampered by low Russian domestic oil prices while world oil prices have reached multi-year high levels. Geoilbent's independent accountants have indicated in their report that substantial doubt exists regarding Geoilbent's ability to meet its debts as they become due and continue as a going concern. An important part of our near-term strategy is to establish and implement a plan to maximize the value of our investment in Geoilbent by improving its operations, achieving a control position or selling our minority ownership interest.

         We believe that Russia has opportunities and that we, as an independent oil and gas operator, can exploit using Western management and operating techniques. The overall goal is to add undeveloped or underdeveloped resources of oil and gas. Through phased investment, we can then increase and capture the long-term value of the asset. We seek significant, legacy assets, with a controlling ownership interest in partnership with local industry partners. These partners must understand and be familiar with the asset and area's working environment.

         Our long-term strategy is founded on three guiding principles: Enable, Manage Risk and Value Harvest. We Enable by using our experience and skills to identify, access and exploit large known resources of hydrocarbons in underexploited areas that can be developed at low overall finding costs, produced at low operating costs and converted into proved reserves, production and value. We Manage Risk by controlling or mitigating the many factors within our control, such as continuing to improve our operating risks, access to markets and financing flexibility. We Value Harvest our existing assets by rapid development to convert underdeveloped hydrocarbons into cash.

         We intend to continue to seek and exploit new oil and natural gas reserves in current areas of interest while working toward minimizing the associated financial and operating risks. To reduce these risks, not only in seeking new reserves, but also with respect to our existing operations, we:

      o Focus Our Efforts in Areas of Low Geologic Risk: We intend to focus our activities only in areas of large known but undeveloped oil and gas resources.

      o Establish a Local Presence Through Joint Venture Partners and the Use of Local Personnel: We seek to establish a local presence in our areas of operation to facilitate stronger relationships with local government and labor. In addition, using local personnel helps us to take advantage of local knowledge and experience and to minimize costs. In pursuing new opportunities, we will seek to enter at an early stage and find local investment partners in an effort to reduce our risk in any one venture.

      o  Commit Capital in a Phased Manner to Limit Total Commitments at Any One
         Time: We often agree to minimum capital expenditure or development commitments at the outset of new projects, but we endeavor to structure such commitments so that we can fulfill them over time, thereby limiting our initial cash outlay, as well as maximize the amount of local financing capacity to develop the hydrocarbons and associated infrastructure.

      o Limit Exploration Activities: We do not engage in exploration except in conjunction with the expansion of an existing reservoir.

         Our ability to successfully execute our strategy is subject to significant risks including, among other things, operating risks, political risks and financial risks. Operating risks include our ability to 1) maintain optimal production, 2) achieve maximum reserve recovery and 3) maintain our cost structure on an economically favorable basis, particularly in Geoilbent in which we are a minority owner. Political risks in Venezuela are significant, and while currently partially abated, could again have a negative influence on our operations and our financial flexibility. In Russia, the oil and gas business is evolving, but remains subject to local laws and customs, local market operation and powerful domestic oil and gas companies. Our company is also solely dependent upon sales of oil and gas, once the Venezuelan gas project is completed, to fund our operations and service our debt requirements. Interruptions in Benton-Vinccler's production and cash flow would erode our financial flexibility and hinder our ability to execute our operating strategy. In addition, Venezuela recently imposed foreign currency exchange controls which could increase our costs of operations.

OPERATIONS

         The following table summarizes our proved reserves, drilling and production activity, and financial operating data by principal geographic area at the end of each of the three years ending December 31, 2002. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and PDVSA under which all mineral rights are owned by the Government of Venezuela. Geoilbent and Arctic Gas are accounted for under the equity method and have been included at their respective ownership interests in our consolidated financial statements. Our year-end financial information contains results from our Russian operations based on a twelve-month period ending September 30. Accordingly, our results of operations for the years ended December 31, 2002, 2001 and 2000 reflect results from Geoilbent for the twelve months ended September 30, 2002, 2001 and 2000, and from Arctic Gas, until it was sold on April 12, 2002, for the twelve months ended September 30, 2001 and 2000.

         We own 80 percent of Benton-Vinccler. The reserve information presented below is net of a 20 percent deduction for the minority interest in Benton-Vinccler. Drilling and production activity and financial data are reflected without deduction for minority interest. Reserves include production projected through the end of the operating service agreement in 2012.

                                                                                   BENTON-VINCCLER
                                                                        --------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                          2002          2001           2000
                                                                        ----------    ----------    ----------
                                                                                  (DOLLARS IN 000's)
RESERVE INFORMATION
     Proved reserves (MBOE)                                                102,534        83,611        98,431
     Discounted future net cash flow attributable to proved
         reserves, before income taxes                                  $  481,284    $  176,210    $  368,464
     Standardized measure of future net cash flows                      $  317,799    $  163,328    $  284,549
DRILLING AND PRODUCTION ACTIVITY:
     Gross wells drilled                                                        13             8            26
     Average daily production (Bbls)                                        26,598        26,788        25,585
FINANCIAL DATA:
     Oil revenues                                                       $  126,731    $  122,386    $  139,890
     Expenses:
         Operating expenses and taxes other than on income                  31,608        42,175        46,848
         Depletion                                                          22,685        21,175        15,708
     Income tax expense                                                      4,866         9,083        20,307
                                                                        ----------    ----------    ----------
         Total expenses                                                     59,159        72,433        82,863
                                                                        ----------    ----------    ----------
     Results of operations from oil and natural gas
         producing activities                                           $   67,572    $   49,953    $   57,027
                                                                        ==========    ==========    ==========

         We own 34 percent of Geoilbent, which we account for under the equity method. The following table presents our proportionate share of Geoilbent's proved reserves (at September 30 for each respective year), drilling and production activity, and financial operating data for the twelve months ended September 30, 2002, 2001 and 2000.

                                                                                      GEOILBENT
                                                                        --------------------------------------
                                                                              YEAR ENDED SEPTEMBER 30,
                                                                        --------------------------------------
                                                                          2002          2001           2000
                                                                        ----------    ----------    ----------
                                                                                  (DOLLARS IN 000's)
RESERVE INFORMATION
     Proved reserves (MBbls)                                                25,356        29,668        32,614
     Discounted future net cash flow attributable to proved
         reserves, before income taxes                                  $  117,230    $   81,125    $  140,160
     Standardized measure of future net cash flows                      $   92,939    $   70,648    $  114,725
DRILLING AND PRODUCTION ACTIVITY:
     Gross development wells drilled                                             6            39            39
     Net development wells drilled                                               2            13            13
     Average daily production (Bbls)                                         6,438         4,830         3,945
FINANCIAL DATA:
     Oil and natural gas revenues                                       $   31,039    $   34,261    $   26,716
     Expenses:
         Operating, selling and distribution expenses
            and taxes other than on income                                  16,902        16,083        10,831
         Depletion                                                           9,237         5,072         3,249
     Income tax expense                                                      1,955         3,742         3,306
                                                                        ----------    ----------    ----------
         Total expenses                                                     28,094        24,897        17,386
                                                                        ----------    ----------    ----------
     Results of operations from oil and natural gas
         producing activities                                           $    2,945    $    9,364    $    9,330
                                                                        ==========    ==========    ==========

          As of December 31, 2001 and 2000, we owned, free of any sale and transfer restrictions, 39 and 29 percent, respectively, of the equity interests in Arctic Gas, which we account for under the equity method. The following table presents our proportionate share, free of sale and transfer restrictions, of Arctic Gas's proved reserves (at September 30 for each respective year), drilling and production activity, and financial operating data for the period until it was sold on April 12, 2002, and twelve months ended September 30, 2001 and 2000.

                                                                                 ARCTIC GAS COMPANY
                                                                        --------------------------------------
                                                                              YEAR ENDED SEPTEMBER 30,
                                                                        --------------------------------------
                                                                          2002          2001           2000
                                                                        ----------    ----------    ----------
                                                                                  (DOLLARS IN 000's)
RESERVE INFORMATION
     Proved reserves (MBOE)                                                    (a)        55,631        41,236
     Discounted future net cash flow attributable to proved
         reserves, before income taxes                                         (a)    $  108,400    $   74,517
     Standardized measure of future net cash flows                             (a)    $   82,205    $   56,880
DRILLING AND PRODUCTION ACTIVITY:
     Gross wells reactivated                                                   (a)             2             4
     Average daily production (BOE)                                            189           502           134
FINANCIAL DATA:
     Oil and natural gas revenues                                       $    3,554    $    4,016    $      889
     Expenses:
         Selling and distribution expenses                                   1,429         1,165            --
         Operating expenses and taxes other than on income                   1,673         2,215           604
         Depletion                                                             139           311            78
                                                                        ----------    ----------    ----------
     Total expenses                                                          3,241         3,691           682
                                                                        ----------    ----------    ----------
     Results of operations from oil and natural gas
         producing activities                                           $      313    $      325    $      207
                                                                        ==========    ==========    ==========

     (a) Arctic Gas was sold on April 12, 2002

SOUTH MONAGAS UNIT, VENEZUELA (BENTON-VINCCLER)

General

         In July 1992, we and Venezolana de Inversiones y Construcciones Clerico, C.A., a Venezuelan construction and engineering company ("Vinccler"), signed a 20-year operating service agreement with Lagoven, S.A., an affiliate of PDVSA, to reactivate and further develop the Uracoa, Tucupita and Bombal fields. These fields comprise the South Monagas Unit. We were the first U.S. company since 1976 to be granted such an oil field development contract in Venezuela.

         The oil and natural gas operations in the South Monagas Unit are conducted by Benton-Vinccler, our 80 percent-owned subsidiary. The remaining 20 percent of the outstanding capital stock of Benton-Vinccler is owned by Vinccler. Through our majority ownership of stock in Benton-Vinccler, we make all operational and corporate decisions related to Benton-Vinccler, subject to certain super-majority provisions of Benton-Vinccler's charter documents related to:

         o mergers;

         o consolidations;

         o sales of substantially all of its corporate assets;

         o change of business; and

         o similar major corporate events.

         Vinccler has an extensive operating history in Venezuela. It provided Benton-Vinccler with initial financial assistance and significant construction services. Vinccler continues to provide ongoing assistance with construction projects, governmental relations and labor relations.

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

         The operating service agreement provides for Benton-Vinccler to receive an operating fee for each barrel of crude oil delivered. It also provides Benton-Vinccler with the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per barrel set forth in the agreement. The operating fee is subject to quarterly adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index. The maximum total fee is subject to quarterly adjustments to reflect changes in the average of certain world crude oil prices. Since 1992, the maximum total fee received by Benton-Vinccler has approximated 48 percent of West Texas Intermediate crude oil ("WTI") price.

         Benton-Vinccler has constructed a 25-mile oil pipeline from its oil processing facilities at Uracoa to PDVSA's storage facility, the custody transfer point. The operating service agreement specifies that the oil stream may contain no more than one percent base sediment and water. Quality measurements are conducted both at Benton-Vinccler's facilities and at PDVSA's storage facility. In January 2002, Benton-Vinccler installed a continuous flow measuring unit at its facility to closely monitor the quantities of hydrocarbons delivered to PDVSA.

         At the end of each quarter, Benton-Vinccler prepares an invoice to PDVSA based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted contract service fees per barrel. Payment is due under the invoice by the end of the second month after the end of the quarter. Invoice amounts and payments are denominated in U.S. dollars. Payments are wire transferred into Benton-Vinccler's account in a commercial bank in the United States. While PDVSA has timely paid its past invoices, payment of the invoice for the fourth quarter 2002 deliveries was seven days late. PDVSA indicated that the late payment was due to business interruptions resulting from the national civil work stoppage in Venezuela.

Natural Gas Sales Contract

         On September 19, 2002, Benton-Vinccler and PDVSA signed an amendment to the operating service agreement, providing for the delivery of up to 198 Bcf of natural gas through July 2012 at a price of $1.03 per Mcf. Natural gas sales are expected to commence at a rate of 40 to 50 MMcf of natural gas per day in the fourth quarter of 2003 and gradually increase up to 70 MMcfpd in 12 to 18 months from the initial sale. In addition, Benton-Vinccler agreed to sell to PDVSA 4.5 million barrels of oil at $7.00 per barrel beginning with our first gas sale. Initial gas production will come from Uracoa, which allows us to more efficiently manage the reservoir and eliminate the restrictions on producing oil wells with high gas to oil ratios. The gas reserves in Bombal will be used to meet the future terms of the gas contract in 2005 or 2006.

          An initial capital investment of approximately $26 million will be required to build a 64-mile pipeline with a normal capacity of 70 MMcf of natural gas per day and a design capacity of 90 MMcf of natural gas per day, a gas gathering system, upgrades to the UM-2 plant facilities and new gas treatment and compression facilities. We plan to start fabrication and construction process for the gas pipeline in early 2003. Benton-Vinccler has borrowed $15.5 million under a project loan for the gas pipeline and related facilities and the remainder will be funded from existing cash balances and internally generated cash flow.

Location and Geology

         The South Monagas Unit extends across the southeastern part of the state of Monagas and the southwestern part of the state of Delta Amacuro in eastern Venezuela. The South Monagas Unit is approximately 51 miles long and eight miles wide and consists of 157,843 acres, of which the fields comprise approximately one-half of the acreage. At December 31, 2002, proved reserves attributable to our Venezuelan operations were 128,168 MBOE (102,534 MBOE net to Harvest). This represented approximately 80 percent of our proved reserves at year end. Benton-Vinccler has been primarily developing the Oficina sands in the Uracoa Field. The Uracoa Field contains 62 percent of the South Monagas Unit's proved reserves. Benton-Vinccler is currently reinjecting most of the associated natural gas produced at Uracoa back into the reservoir.

Drilling and Development Activity

          Benton-Vinccler drilled 11 oil and 2 water injection wells in 2002 and had an average of 131 wells on production in all fields in 2002.

         URACOA FIELD

         Benton-Vinccler has been developing the South Monagas Unit since 1992, beginning with the Uracoa Field.

         Benton-Vinccler processes the oil, water and natural gas produced from the Uracoa Field in the Uracoa central processing unit. Benton-Vinccler ships the processed oil via pipeline to the PDVSA custody transfer point. Benton-Vinccler treats and filters produced water, and then re-injects it into the aquifer to assist the natural water drive. Benton-Vinccler re-injects natural gas into the natural gas cap primarily for storage conservation. The major components of the state-of-the-art process facility were designed in the United States and installed by Benton-Vinccler. This process design is commonly used in heavy oil production in the United States, but was not previously used extensively in Venezuela to process crude oil of similar gravity or quality. The current production facility has capacity to handle 60 MBbls of oil per day, 130 MBbls of water per day, and 40 to 45 MMcf of natural gas per day.

         In August 1999, Benton-Vinccler sold its power generation facility located in the Uracoa Field for $15.1 million. Concurrently with the sale, Benton-Vinccler entered into a long-term power purchase agreement with the purchaser of the facility to provide for the electrical needs of the field throughout the remaining term of the operating service agreement.

         TUCUPITA AND BOMBAL FIELDS

         In 2001, Benton-Vinccler reactivated nine wells in Tucupita and in 2002 completed eleven oil producers and two water injectors. The oil is transported through a 31-mile, 20 MBbl per day capacity oil pipeline constructed in 2001 from Tucupita to the Uracoa central processing unit.

         Benton-Vinccler is reinjecting produced water from Tucupita into the aquifer to aid the natural water drive and we utilize a portion of the associated natural gas to operate a power generation facility to supply our power needs.

          To date, we have drilled one well in the Bombal Field and reactivated another.

Customers and Market Information

          Under the operating service agreement, oil produced is delivered to PDVSA for an operating fee. From December 14, 2002 through February 6, 2003, no sales were made because of PDVSA's inability to accept our oil due to the national civil work stoppage in Venezuela. As a result, 2002 sales were reduced by approximately 550,000 barrels. In restoring production, we encountered problems with some of our wells, but we do not believe the associated costs will be material. By the end of March 2003, our average production was approximately 24,000 barrels of oil per day. While we have substantial cash reserves, a prolonged loss of sales could have a material adverse effect on our financial condition.

Employees and Community Relations

         Benton-Vinccler has a highly skilled staff of 172 local employees and 5 expatriates and has also formed successful and supportive relationships with local government agencies and communities.

         Benton-Vinccler has invested in a Social Community Program that includes medical programs in ophthalmologic and dental care, as well as additional social investments including the purchase of medicines and medical equipment in local communities within the South Monagas Unit.

Health, Safety and Environment

         Benton-Vinccler's health, safety and environmental policy is an integral part of its business. Annually, Benton-Vinccler continually improves its policy and practices related to personnel safety, property protection and environmental management. These improvements can be directly attributed to the efforts in accident prevention programs and the training and implementation of a comprehensive Process Safety Management System.

NORTH GUBKINSKOYE AND SOUTH TARASOVSKOYE, RUSSIA (GEOILBENT)

General

         In December 1991, the joint venture agreement forming Geoilbent was registered with the Ministry of Finance of the USSR. In November 1993, the agreement was registered with the Russian Agency for International Cooperation and Development. Geoilbent was later re-chartered as a limited liability company. Purneftegazgeologia and Purneftegaz (co-founding shareholders) contributed their interest to Open Joint Stock Company Minley ("Minley") in 2001. Geoilbent's current ownership is as follows:

         o  Harvest -- 34 percent.

         o  Minley -- 66 percent.

         We believe that we have developed a good relationship with Minley and have not experienced any disagreements on major operational matters. We are reviewing ways to improve the operations, but as a minority shareholder we may not be able to fully effect changes in operations, if indicated as necessary or desirable by our review. Geoilbent shareholder action requires a 67 percent majority vote of its shareholders.

         Geoilbent's oil and gas fields are situated on land belonging to the Russian Federation. Geoilbent obtained licenses from the local authorities and pays unified production taxes to explore and produce oil and gas from these fields. Licenses will expire in September 2018 for the North Gubkinskoye field, and in March 2023 for the South Tarasovskoye field. However, under Paragraph 4 of the Russian Federal Law 20-FZ, dated January 2, 2000, the license may be extended over the economic life of the lease at Geoilbent's option. Geoilbent intends to extend such licenses for properties that are expected to produce subsequent to their expiry dates. Estimates of proved reserves extending past the license expiration currently represent approximately 5 percent of total proved reserves.

Location and Geology

         Geoilbent develops, produces and markets crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the West Siberia region of Russia, located approximately 2,000 miles northeast of Moscow. Large proved oil and gas fields surround all four of Geoilbent's licenses.

         The North Gubkinskoye Field is included inside a license block of 167,086 acres, an area approximately 15 miles long and four miles wide. The field has been delineated with over 60 exploratory wells, which tested 26 separate reservoirs. The field is a large anticlinal structure with multiple pay sands. The development to date has focused on the Cretaceous BP 8, 9, 10, 11 and 12 reservoirs with minor development in the BP 6, 7 and Jurassic reservoirs. Geoilbent is currently flaring the produced natural gas in accordance with environmental regulations, although it is exploring alternatives to construct a natural gas processing plant and to market the natural gas and natural gas liquids.

         The South Tarasovskoye Field is located southeast of North Gubkinskoye Field and straddles the eastern boundary of the Urabor Yakhinsky exploration block acquired by Geoilbent in 1998. It is estimated that a majority of the field is situated within the block. The remaining portion of the field falls within a license block owned by Purneftegaz. Production began in early 2001 from a discovery well drilled close to the boundary by Purneftegaz. Only 521 of Geoilbent's 763,558 acres in this field are reflected as proved-developed acres. The development to date has focused on the Cretaceous BP 7, 8, 9 and 10, and the Jurassic reservoirs. All of the current production in South Tarasov is achieved from the main anticlinal feature.

         Geoilbent also holds rights to two more license blocks comprising 426,199 acres in the West Siberia region of Russia.

Drilling, Development, Customer and Market Information

         Currently there are 109 wells in production in North Gubkinskoye and 18 in production in South Tarasovskoye. In addition, there are 37 and 2 injectors, respectively, currently injecting water in each field.

         Until Geoilbent began operations in 1992, the North Gubkinskoye Field was one of the largest non-producing oil and gas fields in the region. Geoilbent transports its oil production to Transneft, the state oil pipeline monopoly. Transneft then transports the oil to the western border of Russia for export sales or to various domestic locations for non-export sales. Trading companies such as Rosneftegasexport handles all export oil sales, which are paid in US dollars into Geoilbent's bank account. In 2002, approximately 34% of Geoilbent's production was sold in the world export market and 66% in the domestic Russian market. Geoilbent's domestic Russian crude oil price declines significantly in the winter months. For example, during the period from September 30, 2002 until December 31, 2002. In this same period, Russian export prices increased from approximately $20 to $29 per barrel, however, Geoilbent's average price declined $5.05 in value between these two periods. Geoilbent could not export more crude oil due to Transneft and the winter export limitations.

         Geoilbent is continuing to pursue its oil development program. The current production facilities are operating at or near capacity and will need to be expanded to accommodate future production increases. Currently gas production from North Gubkinskoye is consumed as fuel with the remainder being flared.

         In 1996, Geoilbent secured a loan from the European Bank for Reconstruction and Development ("EBRD") to develop a portion of the oil and condensate reserves of the North Gubkinskoye Field. The outstanding debt balance of $22 million on the debt to EBRD has been restructured into a new $50 million loan facility, which will be used to reduce payables and implement the South Tarasovskoye oil development in 2003. On March 12, 2003 Geoilbent drew $8.0 million under the loan to reduce payables. However, there can be no assurance that this draw on the credit facility will be adequate to permit Geoilbent to meet the current financial ratio requirement under the credit facility. If Geoilbent fails to meet the ratio requirements for two consecutive quarters it will result in an event of default whereby EBRD may, at its option, demand payment of the outstanding principal and interest. In addition, the restructured loan agreement requires that Geoilbent implement a new management information system by May 1, 2003. Geoilbent will be unable to timely satisfy this requirement which also results in an event of default whereby EBRD may, at its option, demand payment of the outstanding principal and interest. For a more complete description of the terms and conditions of the EBRD loan and Geoilbent's covenant obligations, See Item 7 - Risk Factors and Note 9 - Russian Operations.

Employees, Community and Country Relations

         Geoilbent employs six expatriates working with Geoilbent and 700 local employees. We have conducted community relations programs, providing medical care, training, equipment and supplies in towns in which Geoilbent personnel reside and also for the nomadic indigenous population which resides in the area of oilfield operations.

EAST URENGOY, RUSSIA (ARCTIC GAS COMPANY)

         Arctic Gas Company was sold in April 2002. See Note 9 - Russian Operations.

WAB-21, SOUTH CHINA SEA (BENTON OFFSHORE CHINA COMPANY)

General

         In December 1996, we acquired Crestone Energy Corporation, subsequently renamed Benton Offshore China Company. Its principal asset is a petroleum contract with China National Offshore Oil Corporation ("CNOOC") for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The territorial dispute has lasted for many years, and there has been limited exploration and no development activity in the area under dispute. As part of our review of Company assets, we conducted a third-party evaluation of the WAB-21 area. Through that evaluation and our own assessment, we recorded a $13.4 million impairment charge in the second quarter of 2002.

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

Drilling and Development Activity

         Due to the sovereignty issues between China and Vietnam, we have been unable to pursue an exploration program during phase one of the contract. As a result, we have obtained a license extension, with the current extension in effect until May 31, 2005.

DOMESTIC OPERATIONS

         We had a 35 percent working interest in the Lakeside Exploration Prospect, Cameron Parish, Louisiana. In September 2002, we determined the Claude Boudreaux #1 exploratory well was not prospective for hydrocarbons and assigned our entire interest in the Lakeside Exploration Prospect to a third party and recognized a $1.1 million impairment.

         We acquired a 100 percent interest in three California State offshore oil and gas leases ("California Leases") and a parcel of onshore property from Molino Energy Company, LLC. All capitalized costs associated with the California Leases have been fully impaired. The California Leases have expired and the Company has issued the required quitclaim deed, is plugging and abandoning the previously drilled exploratory wells and will undertake any required lease and land reclamation. It is believed that these costs will not be material.

ACTIVITIES BY AREA

         The following table summarizes our consolidated activities by area. Total Assets represents all assets including long-lived assets accounted for under the equity method:

                                                        OTHER         TOTAL
(IN THOUSANDS)                           VENEZUELA     FOREIGN       FOREIGN       UNITED STATES    TOTAL ASSETS
--------------                           ---------     --------      --------      -------------    ------------
YEAR ENDED DECEMBER 31, 2002
Oil sales                                $126,731                    $126,731                         $126,731
Total Assets                             $209,733      $ 52,302      $262,035         $73,157         $335,192

YEAR ENDED DECEMBER 31, 2001
Oil sales                                $122,386                    $122,386                         $122,386
Total Assets                             $167,671      $100,801      $268,472         $79,679         $348,151

YEAR ENDED DECEMBER 31, 2000
Oil and natural gas sales                $139,890                    $139,890         $   394         $140,284
Total Assets                             $166,462      $ 78,406      $244,868         $41,579         $286,447

RESERVES

         Estimates of our proved reserves as of December 31, 2002 and 2001 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. The following table sets forth information regarding estimates of proved reserves at December 31, 2002. The Venezuelan information includes reserve information net of a 20 percent deduction for the minority interest in Benton-Vinccler. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and PDVSA under which all mineral rights are owned by the Government of Venezuela. Russia's reserves reflect our 34 percent equity interest in Geoilbent. Although we estimate there are substantial natural gas reserves in the license blocks held by Geoilbent, no natural gas reserves have been recorded as of December 31, 2002 because of a lack of sales and transportation contracts in place.

                                                                     NET CRUDE OIL AND CONDENSATE (MBbls)
                                                       --------------------------------------------------------------
                                                            PROVED                  PROVED
                                                          DEVELOPED              UNDEVELOPED              TOTAL
                                                       -----------------     -------------------     ----------------
Venezuela........................................           43,066                  33,069                76,135
Russia...........................................           11,840                  12,941                24,781
                                                       -----------------     -------------------     ----------------
        Total....................................           54,906                  46,010               100,916
                                                       =================     ===================     ================

                                                                           NET NATURAL GAS (MMcf)
                                                       --------------------------------------------------------------
                                                            PROVED                  PROVED
                                                          DEVELOPED              UNDEVELOPED              TOTAL
                                                       -----------------     -------------------     ----------------
Venezuela........................................           84,000                  74,400               158,400
                                                       =================     ===================     ================

         Estimates of commercially recoverable oil and natural gas reserves and of the future net cash flows derived there from are based upon a number of variable factors and assumptions, such as:

         o  historical production from the subject properties;

         o  comparison with other producing properties;

         o  the assumed effects of regulation by governmental agencies; and

         o assumptions concerning future operating costs, severance and excise taxes, export tariffs, abandonment costs, development costs, workover and remedial costs, all of which may vary considerably from actual results.

         All such estimates are to some degree speculative and various classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the commercially recoverable reserves of oil attributable to any particular property or group of properties, the classification, cost and risk of recovering such reserves and estimates of the future net cash flows expected there from, prepared by different engineers or by the same engineers at different times may vary substantially. The difficulty of making precise estimates is accentuated by the fact that 46 percent of our total proved reserves were undeveloped as of December 31, 2002.

         The following costs therefore will likely vary from our estimates and such variances may be material:

         o  severance and excise taxes;

         o  export tariffs;

         o  development expenditures;

         o  workover and remedial expenditures;

         o  abandonment expenditures; and

         o  operating expenditures.

         Reserve estimates are not constrained by the availability of the capital resources required to finance the estimated development and operating expenditures. In addition, actual future net cash flows will be affected by factors such as:

         o  actual production;

         o  oil sales;

         o  supply and demand for oil and natural gas;

         o  availability and capacity of gathering systems and pipelines;

         o  changes in governmental regulations or taxation; and

         o  the impact of inflation on costs.

         The timing of actual future net oil and natural gas sales from proved reserves as well as the year-end price, and thus their actual present value, can be affected by the timing of the incurrence of expenditures in connection with development of oil and gas properties. The 10 percent discount factor required by the SEC to be used to calculate present value for reporting purposes is not necessarily the most appropriate discount factor based on interest rates in effect from time to time, risks associated with the oil and natural gas industry and the political risks associated with operations in Venezuela and Russia. Discounted present value, regardless of what discount rate is used, is materially affected by assumptions as to the amount and timing of future production, which assumptions may and often do prove to be inaccurate. For the period ending December 31, 2002, we reported $526.7 million of discounted future net cash flows before income taxes from proved reserves based on the SEC's required calculations.

PRODUCTION, PRICES AND LIFTING COST SUMMARY

         In the following table we have set forth by country our net production, average sales prices and average operating expenses for the years ended December 31, 2002, 2001 and 2000. The presentation for Venezuela includes 100 percent of the production, without deduction for minority interest. Geoilbent (34 percent ownership) and Arctic Gas (39 and 29 percent ownership not subject to any sale or transfer restrictions at December 2001 and 2000, respectively), which are accounted for under the equity method, have been included at their respective ownership interest in the consolidated financial statements based on a fiscal period ending September 30 and, accordingly, our results of operations for the years ended December 31, 2002, 2001 and 2000 reflect results from Geoilbent for the twelve months ended September 30, 2002, 2001 and 2000, and from Arctic Gas until it was sold on April 12, 2002, and for the twelve months ended September 30, 2001 and 2000.

                                                                   YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                              2002           2001           2000
                                                          -----------    -----------    -----------
     VENEZUELA
         Crude Oil Production (Bbls)                        9,708,295      9,777,516      9,364,088
         Average Crude Oil Sales Price ($ per Bbl)        $     13.08    $     12.52    $     14.94
         Average Operating Expenses ($ per Bbl)           $      3.26    $      4.30    $      5.01
     GEOILBENT(a)
         Net Crude Oil Production (Bbls)                    2,349,916      1,762,814      1,444,181
         Average Crude Oil Sales price ($ per Bbl)        $     13.21    $     19.51    $     18.54
         Average Operating Expenses ($ per Bbl)           $      2.09    $      2.17    $      2.31
     ARCTIC GAS (a)(b)
         Net Crude Oil Production (Bbls)                          (b)        183,087         48,833
         Average Crude Oil Sales price ($ per Bbl)                (b)    $     21.93    $     18.20
         Average Operating Expenses ($ per Bbl)                   (b)    $      7.42    $      5.97

     (a) Information represents our ownership interest.
     (b) Arctic Gas was sold on April 12, 2002.

REGULATION

General

          Our operations are affected by political developments and laws and regulations in the areas in which we operate. In particular, oil and natural gas production operations and economics are affected by:

         o  change in governments;

         o  civil unrest;

         o  price and currency controls;

         o  limitations on oil and natural gas production;

         o  world demand for crude oil;

         o  tax and other laws relating to the petroleum industry;

         o  changes in such laws; and

         o changes in administrative regulations and the interpretation and application of such rules and regulations.

         In any country in which we may do business, the oil and natural gas industry legislation and agency regulation are periodically changed for a variety of political, economic, environmental and other reasons. Numerous governmental departments and agencies issue rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business.

Venezuela

         On February 5, 2003, Venezuela imposed currency controls and created the Commission for Administration of Foreign Currency ("CADIVI") with the task of establishing the detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. dollar, and restrict the ability to exchange Bolivars for dollars and vice versa. Oil companies such as Benton-Vinccler are allowed to receive payments for oil sales in U.S. currency and pay dollar-denominated debt, dividends and expenses from those payments. We are unable to predict the impact of the currency controls on us or Benton-Vinccler because the CADIVI has not issued final regulations. The near-term effect has been to restrict Benton-Vinccler's ability to make payments to employees and vendors in Bolivars, causing it to borrow money on a short-term basis to meet these obligations. As of March 14, 2003, these short-term borrowings have been repaid and while we now have Bolivars to meet our current obligations, the situation could change. In addition, the currency controls have increased the cost of Benton-Vinccler's Bolivar denominated debt. We plan to prepay the Bolivar denominated debt as of March 31, 2003.

         Venezuela requires environmental and other permits for certain operations conducted in oil field development, such as site construction, drilling, and seismic activities. As a contractor to PDVSA, Benton-Vinccler submits capital budgets to PDVSA for approval including capital expenditures to comply with Venezuelan environmental regulations. No capital expenditures to comply with environmental regulations were required in 2002. Benton-Vinccler also submits requests for permits for drilling, seismic and operating activities to PDVSA, which then obtains such permits from the Ministry of Energy and Mines and Ministry of Environment, as required. Benton-Vinccler is also subject to income, municipal and value-added taxes, and must file certain monthly and annual compliance reports to the national tax administration and to various municipalities.

Russia

         Geoilbent submits annual production and development plans, which include information necessary for permits and approvals for its planned drilling, seismic and operating activities, to local and regional governments and to the Ministry of Fuel and Energy and the Ministry of Natural Resources. Geoilbent submits annual production targets and quarterly export nominations for oil pipeline transportation capacity to the Ministry of Fuel and Energy. Geoilbent is subject to customs, value-added and municipal and income taxes. Various municipalities and regional tax inspectorates are involved in the assessment and collection of these taxes. Geoilbent must file operating and financial compliance reports with several agencies, including the Ministry of Fuel and Energy, Ministry of Natural Resources, Committee for Technical Mining Monitoring and the State Customs Committee.

         Effective in August 2001, a new tariff structure on exported oil was instituted. The Russian government sets the maximum crude oil export tariff rate as a percentage of the customs dollar value of Urals, Russia's main crude export blend. Under the current system when the Urals price is in a range of $109.50 to $182.50 per ton ($15 to $25 per Bbl) a tariff of 35 percent is imposed on the sum exceeding the level of $109.50. When Urals crude is below $109.50 per ton no tariff is collected. When the price rises above $182.50 per ton, exporters pay a combined tariff comprising $25.53 per ton, plus a tariff of 40 percent on the sum exceeding $182.50. By way of example, a $27.00 Ural price per barrel would incur an export tariff of $4.28 per barrel. Effective January 1, 2002, mineral restoration tax, royalty tax and excise tax on crude oil production were abolished and replaced by the unified natural resources production tax. Through December 31, 2004, the base rate for the unified natural resources production tax is set at Russian Rubles 340 per metric ton of crude oil produced and is to be adjusted on the market price of Urals blend and the Russian Ruble/US Dollar exchange rate. The tax rate is zero if the Urals blend price falls to or below $8.00 per barrel. From January 1, 2005, the unified natural resources production tax rate is set by law at 16.5 percent of crude oil revenues recognized by Geoilbent based on Regulations on Accounting and Reporting of the Russian Federation. We are unable to predict the impact of future taxes, duties and other burdens on Geoilbent's operations.

DRILLING AND UNDEVELOPED ACREAGE

         For acquisitions of leases and producing properties, development and exploratory drilling, production facilities and additional development activities such as workovers and recompletions, we spent approximately (excluding our share of capital expenditures incurred by equity affiliates):

         o  $51 million during 2002;

         o  $44 million during 2001; and

         o  $50 million during 2000;

         We have drilled or participated through our equity affiliate in the drilling of wells as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                        2002                  2001                 2000
                                                 -----------------     -----------------     -----------------
                                                 GROSS       NET       GROSS       NET       GROSS       NET
                                                 ------     ------     ------     ------     ------     ------
WELLS DRILLED:
     Exploration:
         Dry hole.........................            1        0.4         --         --         --         --
     Development:
         Crude oil........................           17       10.8         20       10.5         65       34.1
                                                 ------     ------     ------     ------     ------       ----

     Total    ............................           18       11.2          8       10.5         65       34.1
                                                 ======     ======     ======     ======     ======     ======

AVERAGE DEPTH OF WELLS (FEET).............                   7,341                 6,043                 7,048
PRODUCING WELLS (1):
         Crude Oil........................          258      158.2        274      169.9        268      163.6

      (1) The information related to producing wells reflects wells we drilled, wells we participated in drilling and producing wells we acquired.

          In 2002, Geoilbent participated in the drilling of six crude oil wells.

          All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not directly operate any drilling equipment.

ACREAGE

          The following table summarizes the developed and undeveloped acreage that we owned, leased or held under operating service agreement or concession as of December 31, 2002:

                                                              DEVELOPED                     UNDEVELOPED
                                                     ---------------------------    --------------------------
                                                         GROSS           NET           GROSS            NET
                                                     -----------     -----------    -----------    -----------
Venezuela (Benton-Vinccler).................              10,966           8,773        146,877        117,502
Russia (Geoilbent)..........................              36,697          12,477      1,320,146        448,850
China.......................................                  --              --      7,470,080      7,470,080
                                                     -----------     -----------    -----------    -----------
Total.......................................              47,663          21,250      8,937,103      8,036,432
                                                     ===========     ===========    ===========    ===========

COMPETITION

         We encounter strong competition from major oil and gas companies and independent operators in acquiring properties and leases for exploration for crude oil and natural gas. The principal competitive factors in the acquisition of such oil and gas properties include political, staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of our competitors have financial resources, staffs, data resources and facilities substantially greater than ours.

ENVIRONMENTAL REGULATION

         Various federal, state, local and international laws and regulations relating to the discharge of materials into the environment, the disposal of oil and natural gas wastes, or otherwise relating to the protection of the environment, may affect our operations and costs. We are committed to the protection of the environment and believe we are in substantial compliance with the applicable laws and regulations. However, regulatory requirements may, and often do, change and become more stringent, and there can be no assurance that future regulations will not have a material adverse effect on our financial position.

EMPLOYEES

         At December 31, 2002, we had 19 full-time employees, augmented from time-to-time with independent consultants, as required. Benton-Vinccler had 172 and Geoilbent had 700 local employees.

TITLE TO DEVELOPED AND UNDEVELOPED ACREAGE

         All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and PDVSA, under which all mineral rights are owned by the Government of Venezuela. With regard to Russian acreage, Geoilbent has obtained license agreements and other documentation from appropriate regulatory agencies in Russia which we believe is adequate to establish their right to develop, produce and market oil and natural gas from their fields.

         The WAB-21 petroleum contract lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with a third party. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution.

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

GAS CAP.  "Gas Cap" is the natural gas trapped above the oil in a reservoir.

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

OPERATING EXPENSES. "Operating Expenses" are the expenses of lifting oil from a producing formation to the surface, consisting of the costs incurred to operate and maintain wells and related equipment and facilities, including labor costs, repair and maintenance, supplies, insurance, production and severance taxes.

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

UNDEVELOPED ACREAGE. "Undeveloped Acreage" is oil and natural gas acreage on which wells have not been drilled or completed to a point that would permit commercial production regardless of whether such acreage contains proved reserves.

ITEM 2.  PROPERTIES

In July 2001, we leased office space in Houston, Texas for three years for approximately $11,000 per month. We lease 17,500 square feet of space in a California building that we no longer occupy under a lease agreement that expires in December 2004; all of this office space has been subleased for rents that approximate our lease costs.

ITEM 3.  LEGAL PROCEEDINGS

See Note 13 - Related Party Transactions regarding the A. E. Benton proceeding. The Company is a defendant in or otherwise involved in litigation incidental to its business. In the opinion of management, there is no litigation which is material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Common Stock has traded on the New York Stock Exchange ("NYSE") since May 20, 2002 under the symbol "HNR". Prior to that date it traded under the symbol "BNO". As of December 31, 2002, there were 35,248,296 shares of common stock outstanding, with approximately 866 stockholders of record. The following table sets forth the high and low sales prices for our Common Stock reported by the NYSE.

    YEAR                     QUARTER                HIGH           LOW
    ----                     -------                ----           ----
    2001
                          First quarter             2.44           1.56
                          Second quarter            2.46           1.55
                          Third quarter             1.85           1.00
                          Fourth quarter            1.65           1.10
    2002
                          First quarter             4.03           1.43
                          Second quarter            5.00           3.77
                          Third quarter             5.43           3.21
                          Fourth quarter            7.54           5.50


On March 21, 2003, the last sales price for the common stock as reported by the NYSE was $4.40 per share.

Our policy is to retain earnings to support the growth of our business. Accordingly, our Board of Directors has never declared a cash dividend on our common stock and our indenture currently restricts the declaration and payment of any cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for each of the years in the five-year period ended December 31, 2002. The selected consolidated financial data have been derived from and should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto. Our year-end financial information contains results from our Russian operations through our equity affiliates based on a twelve-month period ending September 30. Accordingly, our results of operations for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 reflect results from Geoilbent for the twelve months ended September 30, 2002, 2001, 2000, 1999 and 1998, and from Arctic Gas (until sold on April 12, 2002) for the twelve months ended September 30, 2002, 2001, 2000, 1999 and 1998.

                                                                     YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                 2002          2001           2000          1999          1998
                                               ---------     ----------    ----------    ----------     ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Total revenues                                 $ 126,731     $  122,386    $  140,284    $   89,060     $   82,212
Operating income (loss)                           34,585         28,201        53,204       (22,525)      (210,066)
Income (loss) before minority interests          109,516         42,880        23,044       (34,216)      (201,413)
Net income (loss) per common share:
   Basic                                       $    2.90     $     1.27    $     0.67    $    (1.09)    $    (6.21)
                                               =========     ==========    ==========    ==========     ==========
   Diluted                                     $    2.78     $     1.27    $     0.66    $    (1.09)    $    (6.21)
                                               =========     ==========    ==========    ==========     ==========

Weighted average common shares outstanding
   Basic                                          34,637         33,937        30,724        29,577         29,554
   Diluted                                        36,130         34,008        30,890        29,577         29,554

                                                                     YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                 2002          2001           2000          1999          1998
                                               ---------     ----------    ----------    ----------     ----------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)                      $  97,001     $     (586)   $   12,370    $   32,093     $   60,927
Total assets                                     335,192        348,151       286,447       276,311        324,363
Long-term obligations, net of current
  maturities                                     104,700        221,583       213,000       264,575        280,002
Stockholders' equity (deficit) (1)               171,317         67,623        12,904       (17,178)        12,989

   (1) No cash dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS

In addition to the other information set forth elsewhere in this Form 10-K, the following factors should be carefully considered when evaluating the Company.

OUR CONCENTRATION OF ASSETS IN VENEZUELA INCREASES OUR EXPOSURE TO PRODUCTION DECLINES AND DISRUPTIONS. During 2002, the production from the South Monagas Unit in Venezuela represented all of our total production from consolidated companies. Our production, revenue and cash flow will be adversely affected if production from the South Monagas Unit decreases significantly for any reason. From December 14, 2002 through February 6, 2003, no sales were made because of PDVSA's inability to accept our oil due to the national civil work stoppage in Venezuela. As a result, 2002 sales were reduced by approximately 550,000 barrels and sales in 2003 were reduced by an estimated 1.2 million barrels. While the situation has stabilized, there continues to be political and economic uncertainty that could lead to another disruption of our sales. In restoring production, we encountered problems with some wells, but we do not believe the associated costs will be material. By the end of March 2003, our average production was approximately 24,000 barrels of oil per day. As a result of the national civil work stoppage, the Government of Venezuela terminated several thousand PDVSA employees and announced a decentralization of PDVSA's operations. While the effect of these changes cannot be predicted, it could adversely affect PDVSA's ability to manage its contracts and meet its obligations with its suppliers and vendors, such as Benton-Vinccler. As a result of the situation in PDVSA, its payment to Benton-Vinccler for crude delivered in the fourth quarter 2002 was late by seven days. We believe that the payment demonstrates PDVSA's commitment to building its production levels back to full capacity and returning to more normalized business relations with its customers and suppliers. While we have substantial cash reserves to withstand a future disruption, a prolonged loss of sales or a failure or delay by PDVSA to pay our invoices could have a material adverse effect on our financial condition. We have been required to curtail sales to PDVSA in April and December 2002 due to insufficient crude oil storage capacity. We have never been required to curtail sales before 2002. We cannot be assured that our sales to PDVSA will not be curtailed in the future in the same manner.

GEOILBENT'S LIQUIDITY COULD LIMIT ITS ABILITY TO MAINTAIN OR INCREASE
PRODUCTION.

ABILITY TO COMPLY WITH CREDIT FACILITY. The $50 million revolving credit agreement with EBRD requires that Geoilbent meet certain covenants which include, among other things, the maintenance of financial ratios. If Geoilbent fails to meet the ratio requirements for two consecutive quarters it will result in an event of default whereby EBRD may, at its option, demand payment of the outstanding principal and interest. In addition, the loan agreement requires that Geoilbent implement a new management information system by May 1, 2003. If Geoilbent is unable to timely satisfy this requirement, it also results in an event of default whereby EBRD may, at its option, demand payment of the outstanding principal and interest. Any event of default also gives EBRD the right to exercise its security interest in the assets of Geoilbent and, under a share pledge agreement, our ownership interest in Geoilbent. An event of default could also limit Geoilbent's ability to access additional funds under the EBRD facility. It is unlikely that Geoilbent will be able to timely implement a new management information system as required by the EBRD loan facility. Further, while on March 12, 2003, Geoilbent has drawn down $8 million on the EBRD facility to meet its current liabilities, there can be no assurance that Geoilbent will be able to meet the current ratio requirement on March 31, 2003. As a result of these events Geoilbent's independent accountants have indicated in their report that substantial doubt exists regarding Geoilbent's ability to meet its debts as they come due and continue as a going concern. While no assurance can be given, the Company believes these covenant defaults are temporary and does not result in an other than temporary decline in the Company's investment in Geoilbent or will cause EBRD to declare a default after considering Geoilbent's historical net income, cash flow from operating activities and other matters.

ABILITY TO REPAY ACCOUNTS PAYABLE. At September 30, 2002, and September 30, 2001, the current liabilities of Geoilbent exceeded its current assets by $35.3 million and $25.0 million, respectively. Included in current liabilities as of September 30, 2002 are loans repayable to EBRD ($22.0 million) and IMB ($0.6 million). The IMB liability was repaid in November 2002. This debt has been classified as current because of Geoilbent's status under the

EBRD loan. At December 31, 2002, Geoilbent had accounts payable outstanding of $12.2 million of which approximately $5.9 million was 90 days or more past due. The amounts outstanding were primarily to contractors and vendors for drilling and construction services. Under Russian law, creditors, to whom payments are 90 days or more past due, can force a company into involuntary bankruptcy. We believe most of the significantly overdue payables have now been paid as a result of the $8 million draw down of the EBRD facility.

ABILITY TO REPAY OUR LOAN. As of September 30, 2002, the Geoilbent shareholders had provided Geoilbent with subordinated loans totaling $7.5 million ($2.5 million from Harvest and $5.0 million from Minley). These loans are unsecured and repayable commencing in January 2004. Our interest rate is based on LIBOR up to January 2004, and rises from 8 to 12 percent thereafter. There can be no assurance that Geoilbent will have the ability to repay the loan made by the Company when due.

ABILITY TO MAINTAIN OR INCREASE PRODUCTION. Because of Geoilbent's significant working capital deficit, a substantial portion of its cash flow must be utilized to reduce accounts and taxes payable. Additionally, in order to maintain or increase proved oil and gas reserves, Geoilbent must make substantial capital expenditures in 2003. Geoilbent's net cash provided by operating activities is dependent on the level of oil prices, which are historically volatile and are significantly impacted by the proportion of production that Geoilbent can sell on the export market. Historically, Geoilbent has supplemented its cash flow from operations with additional borrowings or equity capital. Should oil prices decline for a prolonged period, or if Geoilbent is unable to access the EBRD facility or the shareholders are unwilling to make capital contributions, then Geoilbent would need to reduce its capital expenditures, which could limit its ability to maintain or increase production and, in turn, meet its debt service requirements. Although the Company may consider making a capital contribution, there can be no assurances that the Company will do so, nor can there be any assurances that Geoilbent's other shareholder will be willing or able to do so. Asset sales and financing are restricted under the terms of the EBRD loan.

OUR MINORITY INTEREST IN GEOILBENT MAY LIMIT OUR ABILITY TO INFLUENCE CHANGE. We own 34 percent in Geoilbent. We are reviewing ways to improve operations, such as the secondment of expatriate employees or consultants, the upgrading of drilling equipment, improved operating techniques and economic decision making, but we are a minority partner and therefore may not be able to fully influence changes in the operations.

OUR OPERATIONS IN AREAS OUTSIDE THE U.S. ARE SUBJECT TO VARIOUS RISKS INHERENT IN FOREIGN OPERATIONS, AND OUR STRATEGY TO FOCUS ON VENEZUELA AND RUSSIA LIMITS OUR COUNTRY RISK DIVERSIFICATION. Our operations in areas outside the U.S. are subject to various risks inherent in foreign operations. These risks may include, among other things, loss of revenue, property and equipment as a result of hazards such as expropriation, war, insurrection, civil unrest, strikes and other political risks, increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies, currency restrictions and exchange rate fluctuations and other uncertainties arising out of foreign government sovereignty over our international operations. Our international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and the possibility of having to be subject to exclusive jurisdiction of courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of the courts in the United States. Our strategy to focus on Venezuela and Russia concentrates our foreign operations risk and increases the potential impact to us of the operating, financial and political risks in those countries.

OUR FOREIGN OPERATIONS EXPOSE US TO FOREIGN CURRENCY RISK. Our principal operations are in Venezuela and Russia which have historically been considered highly inflationary economies. Results of operations in those countries are re-measured in United States dollars, and all currency gains or losses are recorded in the consolidated statement of operations. There are many factors which affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the United States dollar. It is not possible to predict the extent to which we may be affected by future changes in exchange rates. Our Venezuelan receipts are denominated in U.S. dollars, and most expenditures are in U.S. dollars as well. For a discussion of currency controls in Venezuela, see CAPITAL RESOURCES AND LIQUIDITY below.

NEW YORK STOCK EXCHANGE DELISTING. In October 2001, we received a letter from the New York Stock Exchange ("NYSE") notifying us that we had fallen below the continued listing standard of the NYSE. These standards include a total market capitalization of at least $50 million over a 30-day trading period and stockholders' equity of at least $50 million. According to the NYSE's notice, our total market capitalization over the 30 trading days ended October 17, 2001 was $48.2 million and our stockholders' equity was $16.0 million as of September 30, 2001. In accordance with the NYSE's rules, we submitted a plan to the NYSE detailing how we expected to reestablish compliance with the listing criteria within the next 18 months. In January 2002, the NYSE accepted our business plan, subject to quarterly reviews of the goals and objectives outlined in that plan. By April 2002, the total market capitalization and stockholder's equity deficiencies were eliminated, and as of December 31, 2002, we remained in compliance with NYSE listing standards.

LEVERAGE MATERIALLY AFFECTS OUR OPERATIONS. As of December 31, 2002, our long-term debt was $104.7 million. Our long-term debt represented 38 percent of our debt to total capital at December 31, 2002. Our current cash balances lessen the impact of our debt but it can effect our operations in several important ways, including the following:

         o a significant portion of our cash flow from operations is used to pay interest on borrowings;

         o the covenants contained in the indentures governing our debt limit our ability to borrow additional funds or to dispose of assets;

         o the covenants contained in the indentures governing our debt affect our flexibility in planning for, and reacting to, changes in business conditions;

         o the level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

         o the terms of the indentures governing our debt permit our creditors to accelerate payments upon an event of default or a change of control.

OIL PRICE DECLINES AND VOLATILITY COULD ADVERSELY AFFECT OUR REVENUE, CASH FLOWS AND PROFITABILITY. Prices for oil fluctuate widely. The average price we received for oil in Venezuela increased to $13.08 per Bbl for the year ended December 31, 2002, compared to $12.52 per Bbl for the year ended December 31, 2001. Our revenues, profitability and future rate of growth depend substantially upon the prevailing prices of oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to service our debt. In addition, we may have ceiling test writedowns when prices decline. Lower prices may also reduce the amount of oil that we can produce economically. We cannot predict future oil prices. Factors that can cause this fluctuation include:

         o  relatively minor changes in the supply of and demand for oil;

         o  market uncertainty;

         o  the level of consumer product demand;

         o  weather conditions;

         o  domestic and foreign governmental regulations;

         o  the price and availability of alternative fuels;

         o  political and economic conditions in oil-producing countries; and

         o  overall economic conditions.

LOWER OIL AND NATURAL GAS PRICES MAY CAUSE US TO RECORD CEILING LIMITATION WRITEDOWNS. We use the full cost method of accounting to report our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down". This charge does not impact cash flow from operating activities, but does reduce stockholders' equity. The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. No ceiling test write-downs were required in 2002.

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

         At December 31, 2002, approximately 46 percent of our estimated proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The estimates of our future reserves include the assumption that we will make significant capital expenditures to develop these reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See Supplemental Information on Oil and Natural Gas Producing Activities.

         You should not assume that the present value of future net revenues referred to is the current market value of our estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in demand, our ability to produce, or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from estimated proved reserves and their present value. In addition, the 10 percent discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and our risks or the risks associated with the oil and natural gas industry in general will affect the accuracy of the 10 percent discount factor.

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

         o  equipment failures or accidents;

         o  weather conditions;

         o  shortages in experienced labor;

         o  shortages or delays in the delivery of equipment; and

         o  delays in receipt of permits or access to lands.

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

THE OIL AND NATURAL GAS INDUSTRY EXPERIENCES NUMEROUS OPERATING RISKS. The oil and natural gas industry experiences numerous operating risks. These operating risks include the risk of fire, explosions, blow-outs, pump and pipe failures, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, pipeline ruptures or discharges of toxic gases. If any of these industry operating risks occur, we could have substantial losses. Substantial losses may be caused by injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. The events of September 11, 2001 forced changes to our insurance coverage. Acts of terrorism are "excluded risks" from our property insurance coverage. We cannot assure you that our insurance will be adequate to cover losses or liabilities. We cannot predict the continued availability of insurance at premium levels that justify its purchase.

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

OUR OIL AND NATURAL GAS OPERATIONS ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS THAT MATERIALLY AFFECT OUR OPERATIONS. Our oil and natural gas operations are subject to various foreign governmental regulations. These regulations may be changed in response to economic or political conditions. Matters regulated may include permits for discharges of wastewaters and other substances generated in connection with drilling operations, bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve or limit supplies of oil and natural gas, these agencies have restricted the rates of flow of oil and natural gas wells below actual production capacity. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

2002 FINANCIAL AND OPERATIONAL PERFORMANCE

         We had two overriding strategic priorities for 2002: (i) to reduce the amount of debt on the balance sheet; and (ii) to improve the value of our producing assets. We also strengthened our management team and recommitted, as a management team and board of directors, to maintain the highest standards in corporate governance, financial transparency and business ethics. In May 2002, the shareholders approved our name change to Harvest Natural Resources, Inc. In September 2002, our board of directors authorized the repurchase of up to one million shares of our common stock. As of March 11, 2003, we have repurchased approximately 80,000 shares for an aggregate price of $0.4 million.

         The balance sheet was significantly strengthened by completing the sale of Arctic Gas which produced $220 million in cash and net proceeds, after taxes and expenses, of $190 million (including $30 million for repayment of our intercompany debt) and were used, in part, to redeem all of the $108 million of
11.625 percent senior notes due in May 2003. An additional $20 million of the $105 million of 9.375 percent senior notes due in November 2007 were also retired. The balance of the proceeds were retained to improve our financial flexibility and to be available for acquisitions, reduction of debt or other general corporate purposes. This strategy has already been partially rewarded by our ability to maintain our financial flexibility in spite of the loss of production temporarily as a result of the national civil work stoppage in Venezuela. At December 31, 2002, we had $91.9 million of cash or marketable securities and a debt to total capital ratio of 38 percent compared with over 77 percent at the end of 2001.

         We also improved the value of our production, an equally important second priority. We have lowered the cash costs (lease operating, general and administrative) of our produced barrel by 19 percent year-on-year to approximately $5.20 per barrel, increasing unit profitability. We also successfully negotiated a contract to sell 198 Bcf of natural gas to PDVSA over the next 10 years. Establishing a market for this gas allowed us to record an additional 26 net MMBOE of reserves in 2002.

         In 2002, Geoilbent, in which we have a 34% interest, was able to improve production. Geoilbent increased production by 33 percent to 7 million barrels per year and has begun restructuring its balance sheet, by converting the loan with EBRD into a $50 million revolving line of credit. Subject to availability, this credit facility will allow Geoilbent to reduce its current liabilities and accelerate the development of the South Tarasovskoye oil field in western Siberia. However, as discussed above under Geoilbent Liquidity, significant issues exist over Geoilbent continuing as a going concern.

2003 CAPITAL PROGRAM

         Benton-Vinccler's capital expenditures for 2003 are projected to be $45 to $50 million, compared with 2002 capital expenditures of $43 million. To partially fund its capital program, Benton-Vinccler borrowed $15.5 million in October 2002 for the construction of the pipeline and related facilities to deliver gas to PDVSA. Benton-Vinccler has also hedged a portion of its 2003 oil production by purchasing a WTI crude oil "put" to protect part of its 2003 cash flow.

          In January 2003, we completed our Tucupita Field development program in Venezuela. In 2003, Benton-Vinccler plans to drill three oil wells in the Bombal Field and construct a pipeline from Bombal to the Tucupita delivery line. Benton-Vinccler also plans to convert two gas injection wells in Uracoa to gas production. Other capital projects relate to the gas project and facilities improvements.

         Geoilbent's capital expenditures for 2003 are projected to be approximately $20 million. In 2003, Geoilbent plans to drill up to eighteen wells in South Tarasovskoye and to commence a comprehensive work over program in North Gubkinskoye. An appraisal well is planned in 2003 to delineate a potential south extension of the South Tarasovskoye field that will be developed with further drilling if successful. Geoilbent expects to fund the South Tarasovskoye drilling program through draw downs from the EBRD loan facility. For a description of the EBRD loan agreement and a discussion of Geoilbent's compliance with the covenants and possible liquidity problems, see Geoilbent's Liquidity above and Note 9 - Russian Operations.

RESULTS OF OPERATIONS

          We include the results of operations of Benton-Vinccler in our consolidated financial statements and reflect the 20 percent ownership interest of Vinccler as a minority interest. We account for our investments in Geoilbent and Arctic Gas using the equity method. We include Geoilbent and Arctic Gas in our consolidated financial statements based on a fiscal year ending September
30. Our results of operations for the year ended December 31, 2002, reflect the results of Geoilbent and Arctic Gas (until sold on April 12, 2002) for the twelve months ended September 30, 2002, 2001 and 2000.

          You should read the following discussion of the results of operations for each of the years in the three-year period ended December 31, 2002 and the financial condition as of December 31, 2002 and 2001 in conjunction with our Consolidated Financial Statements and related Notes thereto.

          We have presented selected expense items from our consolidated income statement as a percentage of crude oil sales in the following table:

                                                                  YEARS ENDED DECEMBER 31,
                                                                 -------------------------
                                                                 2002       2001      2000
                                                                 ----       ----      ----
Operating Expenses                                                27%        35%       34%
Depletion, Depreciation and Amortization                          21         21        12
General and Administrative                                        13         16        12
Taxes Other Than on Income                                         3          4         3
Interest                                                          13         20        21

YEARS ENDED DECEMBER 31, 2002 AND 2001

         Net income for the year ended December 31, 2002 was $100.4 million, or $2.78 per diluted share, compared with $43.2 million for the same period last year. The $100.4 million net income included the after-tax gain from the Arctic Gas Sale of $93.6 million, and the pre-tax $3.3 million, partial recovery of a bad debt related to A. E. Benton (See Note 13 - Related Party Transactions); offset, in part, by a pre-tax $13.4 million impairment of the WAB-21 petroleum property located in the South China Sea. Operating and general and administrative expenses were reduced by $12 million, or almost 20 percent compared with 2001.

          Our results of operations for the year ended December 31, 2002 primarily reflected the results for Benton-Vinccler in Venezuela, which accounted for all of our production and oil sales revenue. As a result of increases in world crude oil prices, partially offset by lower production from the South Monagas Unit, oil sales in Venezuela were 3.8 percent higher in 2002 compared with 2001. Realized fees per barrel increased 4.5 percent (from $12.52 in 2001 to $13.08 in 2002).

          Our revenues increased $4.6 million, or 3.6 percent, during the year ended December 31, 2002, compared with 2001. This was due to increased oil sales revenue in Venezuela as a result of increases in world crude oil prices, partially offset by lower sales quantities. Our sales quantities for the year ended December 31, 2002 from Venezuela were 9.7 MMBbls compared to 9.8 MMBbls for the year ended December 31, 2001. The decrease in sales quantities of 100,000 Bbls, or less than 1 percent, was due primarily to logistics and equipment delays in early 2002 at the Tucupita field and the national civil work stoppage which led to the shut-in of our production in late December 2002 for nine days. Average production for the year decreased by less than 775 Bbls per day for the aforementioned reasons.

         Our operating expenses decreased $8.8 million, or 21 percent, for the year ended December 31, 2002, compared with the year ended December 31, 2001. Lower fuel gas, water and oil treatments accounted for $3.4 million of the reduction. Reduced workover expense ($2.6 million) and lower expenses associated with the transportation of Tucupita oil ($5.0 million) with the completion of the Tucupita oil pipeline in late 2001 were offset by $1.1 million of increases in various other categories. Depletion, depreciation and amortization increased $0.8 million, or 4 percent, during the year ended December 31, 2002, compared with 2001 primarily due to the first three quarters of 2002 having been calculated on the lower beginning of the year reserves. We added 198 Bcf or 33 MMBOE in the fourth quarter which will impact this calculation prospectively. Depletion expense per barrel of oil produced from Venezuela during 2002 was $2.57 compared with $2.26 during 2001 primarily due to future development costs. We recognized write-downs of capitalized costs of $13.4 million associated with WAB-21 offshore China and $1.1 million for the Lakeside Prospect exploration activities during the year ended December 31, 2002, compared with $0.5 million associated with final costs associated with prior exploration activities. General and administrative expenses decreased $3.6 million from 2001 to 2002. The move to Houston was completed in 2001 and overall staff levels were reduced to the current level of ten in Houston. We recognized $3.3 million of income for the partial recovery of prior year bad debt allowance for the funds received from the A.E. Benton bankruptcy. The consideration includes 600,000 shares of stock taken into treasury at a price of $3.56 per share and approximately $1.1 million in cash.


          Taxes other than on income decreased $1.3 million, or 24 percent, during the year ended December 31, 2002, compared with 2001. This was primarily due to decreased Venezuelan municipal taxes and a one-time adjustment of U.S. employment taxes of $0.7 million.

          Investment income and other decreased $1.0 million, or 33 percent, during the year ended December 31, 2002, compared with 2001. This was due to lower interest rates earned on average cash and marketable securities balances. Interest expense decreased $8.6 million, or 34 percent, during the year ended December 31, 2002, compared with 2001. We redeemed all $105 million of our
11.625 percent Senior Notes due in May 2003 and purchased $20 million face of the 9.375 percent Senior Notes due in November 2007. In October 2002, we borrowed under a $15.5 million loan to finance the construction of the gas pipeline in Venezuela from the Uracoa field to the PDVSA sales line.

          Net gain on exchange rates increased $3.8 million, or 493 percent for the year ended December 31, 2002, compared with 2001. This was due to the significant devaluation of the Bolivar. We realized income before income taxes and minority interest of $169.8 million during the year ended December 31, 2002, compared with $7.2 million in 2001. The increase was dominated by the Arctic Gas Sale. The 2001 income tax benefit related to the potential utilization by the Arctic Gas Sale of net operating loss carry forwards in 2002. The effective tax rate of 36 percent reflects the approximate rate for Venezuela and no tax benefits are being recognized for expenses incurred in the U.S. The income attributable to the minority interest increased $3.8 million for the year ended December 31, 2002, compared with 2001. This was primarily due to the increased profitability (oil prices) and reduced expenses of Benton-Vinccler.

          Equity in net earnings of affiliated companies decreased $5.7 million, during the year ended December 31, 2002, compared with 2001. This was primarily due to the decreased income from Geoilbent and the elimination of Arctic Gas equity income on April 12, 2002, the date of its sale. Geoilbent's equity income declined from $7.0 million in 2001 to $1.6 million in 2002. We recorded equity in net losses of Arctic Gas in both years. Revenues from Geoilbent were $31.0 million for the year ended September 30, 2002, compared with $34.4 million for 2001. The decrease of $3.3 million, or 10 percent, was due to lower Russian domestic crude oil prices offset by higher sales quantities. Prices for Geoilbent's export crude oil averaged $21.73 per Bbl and its domestic crude oil averaged $8.89 during the year ended September 30, 2002, compared with $20.48 per Bbl for export crude oil and $13.69 for domestic for the year ended September 30, 2001. Our share of Geoilbent oil sales quantities increased by 587,102 Bbls, or 33 percent, from 1,762,814 Bbls sold during the year ended September 30, 2001, to 2,349,916 Bbls sold during the year ended September 30, 2002.

YEARS ENDED DECEMBER 31, 2001 AND 2000

          Our results of operations for the year ended December 31, 2001 primarily reflected the reversal of our tax valuation allowance and results for Benton-Vinccler in Venezuela, which accounted for all of our production and oil sales revenue. As a result of decreases in world crude oil prices, partially offset by higher production from the South Monagas Unit, oil sales in Venezuela were 13 percent lower in 2001 compared with 2000. Realized fees per barrel decreased 16 percent (from $14.94 in 2000 to $12.52 in 2001) and oil sales quantities increased 4 percent (from 9.4 MMBbls of oil in 2000 to 9.8 MMBbls of oil in 2001). Our operating expenses from the South Monagas Unit decreased by 14 percent due to decreased workover costs and completion of the 31-mile oil pipeline in the fourth quarter of 2001 to transport oil from the Tucupita field to the central processing unit in the Uracoa field.

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

         The amount of available capital will affect the scope of our operations and the rate of our growth. Our future rate of growth also depends substantially upon the prevailing prices of oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to service our debt. In 2002, Benton-Vinccler instituted a hedging program to establish a crude oil price floor using a WTI costless collar for our Tucupita development drilling program. Benton-Vinccler has also hedged a portion of its 2003 oil sales by purchasing a WTI crude oil "put" to protect its 2003 cash flow. The put is for 10,000 barrels of oil per day for the period of March 1, 2003 through December 31, 2003. Due to the pricing structure for our Venezuela oil, the put has the economic effect of hedging approximately 20,000 Bopd. The put costing $2.50 per barrel, or approximately $7.7 million, has a strike price of $30.00 per barrel.

          In February 2002, the Venezuelan Bolivar was allowed to float against the U.S. dollar. On February 5, 2003, the Venezuelan government imposed currency controls and created the Commission for Administration of Foreign Currency ("CADIVI") with the task of establishing the detailed rules and regulations and generally administering the exchange control regime. The currency controls fix the exchange rate between the Bolivar and the U.S. dollar, and restricts the ability to exchange Bolivars for dollars and vice versa. Oil companies, such as Benton-Vinccler are allowed to receive payments for oil sales in U.S. currency and pay dollar-denominated expenses from those payments. We are unable to predict the full impact of the currency controls on us or Benton-Vinccler as the CADIVI has not issued final regulations. The near-term effect has been to restrict Benton-Vinccler's ability to make payments to employees and vendors in Bolivars, causing it to borrow money on a short-term basis to meet these obligations. All of these short-term borrowings have been repaid and while we now have Bolivars to meet our current obligations, the situation could change. In addition, the currency controls have increased the cost of Benton-Vinccler's Bolivar denominated debt. Benton-Vinccler has provided the thirty day notice of its intention to repay its Bolivar denominated debt. The full amount will be repaid on March 31, 2003. As of February 24, 2003, we have cash reserves of approximately $75 million and do not expect the currency conversion restriction to adversely affect our ability to meet our short-term loan obligations.

          Our ability to pay interest on our debt and general corporate overhead is dependent upon the ability of Benton-Vinccler to make loan repayments, dividends and other cash payments to us. However, there have been, and may again be, unforeseeable interruptions in oil and gas sales or there may be contractual obligations or legal impediments such as the recently instituted currency controls to receiving dividends or distributions from Benton-Vinccler, which could prohibit Benton-Vinccler from remitting funds to us. Management does not believe that the currency controls will prohibit our ability to receive funds from Benton-Vinccler, although were it to do so, our ability to meet our cash requirements would be adversely affected.

Debt Reduction. We currently have a significant debt principal obligation payable in 2007 ($85 million). We intend to continue to evaluate open market debt purchases of the obligations due in 2007 to further reduce debt. In 2001 Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank for the construction of a Tucupita to Uracoa oil pipeline. Benton-Vinccler has provided the thirty day notice of its intention to repay its Bolivar denominated debt. The full amount will be repaid on March 31, 2003. As of February 24, 2003, we have cash reserves of approximately $75 million and do not expect the currency conversion restriction to adversely affect our ability to meet our short-term loan obligations.

Working Capital. Our capital resources and liquidity are affected by the timing of our semiannual interest payments of approximately $4.0 million each May 1 and November 1 on the 9.375 percent Senior Notes due in November 2007 and by receipt of the quarterly payments from PDVSA at the end of the months of February, May, August and November pursuant to the terms of the contract between Benton-Vinccler and PDVSA regarding the South Monagas Unit. As a consequence of the timing of these interest payment outflows and the PDVSA payment inflows, our cash balances can increase and decrease dramatically on a few dates during the year. In each May and November in particular, interest payments at the beginning of the month and PDVSA payments at the end of the month create large swings in our cash balances. At December 31, 2002, we had $91.9 million of cash or cash equivalents.

          Benton-Vinccler's oil and gas pipeline project loans allow the lender to accelerate repayment if production ceases for a period greater than thirty days. During the production shut-in which started in December 2002, Benton-Vinccler was granted a waiver of this provision until February 18, 2003 for a prepayment of the next two principal obligations aggregating $0.9 million. This prepayment, while using cash reserves, reduces our net interest expense as the current interest expense was more than the current interest income earned on the invested funds. On February 8, 2003, Benton-Vinccler commenced production, thereby eliminating the need for an additional waiver. A future disruption of production could trigger the debt acceleration provision again. While no assurances can be given, we believe Benton-Vinccler would be able to obtain another waiver.

          The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                                     (IN THOUSANDS)
                                                                          2002            2001             2000
                                                                       ----------      ----------       ----------
         Net cash provided by operating activities............         $   42,627      $   36,608       $   51,763
         Net cash provided by (used in) investing activities..            126,492         (48,012)         (28,772)
         Net cash provided by (used in) financing activities..           (113,642)          5,296          (29,006)
                                                                       ----------      ----------       ----------
         Net increase (decrease) in cash......................         $   55,477      $   (6,108)      $   (6,015)
                                                                       ==========      ==========       ==========

          At December 31, 2002, we had current assets of $132.0 million and current liabilities of $35.0 million, resulting in working capital of $97.0 million and a current ratio of 3.8:1. This compares with a negative working capital of $0.6 million and a negative current ratio at December 31, 2001. The increase in working capital of $97.6 million was primarily due to higher oil prices and the Arctic Gas Sale.

          Cash Flow from Operating Activities. During the years ended December 31, 2002 and 2001, net cash provided by operating activities was approximately $42.6 million and $36.6 million, respectively. The $6.0 million increase was primarily due to higher oil revenues and lower operating expenses.

          Cash Flow from Investing Activities. During the year ended December 31, 2002 and 2001, we had drilling and production-related capital expenditures of approximately $43.3 million and $43.4 million, respectively. Of the 2002 expenditures, $42.5 million was attributable to the development of the South Monagas Unit and $0.8 million was attributable to Lakeside Exploration Prospect.

          The timing and size of capital expenditures for the South Monagas Unit are entirely at our discretion. We anticipate that Geoilbent will continue to fund its expenditures through its own cash flow and credit facilities. Our remaining capital commitments worldwide are relatively minimal and are substantially at our discretion. We will also be required to make annual interest payments of approximately $8.0 million on the 2007 Notes.

          We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements. Benton-Vinccler entered into a commodity contract (costless collar) in 2002 and, as described above, a WTI crude oil "put" for a portion of 2003.

          Cash Flow from Financing Activities. In November 1997, we issued $115 million in 9.375 percent senior unsecured notes due November 1, 2007, of which we subsequently repurchased $30 million at their par value for cash. Interest on these notes is due May 1st and November 1st of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At December 31, 2002, we were in compliance with all covenants of the indenture.

         We have an approximately $11,000 lease obligation per month for our Houston office space. This lease is valid through August 2004. The following table summarizes our contractual obligations at December 31, 2002.

                                                            PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                          -------------------------------------------------------------------------
                                                           LESS THAN                                      AFTER 4
         CONTRACTUAL OBLIGATION              TOTAL          1 YEAR        1-2 YEARS      3-4 YEARS         YEARS
         ----------------------           -----------     -----------    -----------    -----------     -----------
         Long Term Debt                   $   106,567     $     1,867    $     7,035    $     7,035     $    90,630
         Building Lease                           264             132            132             --              --
                                          -----------     -----------    -----------    -----------     -----------
         Total                            $   106,831     $     1,999    $     7,167    $     7,035     $    90,630
                                          ===========     ===========    ===========    ===========     ===========

          While we can give no assurance, we currently believe that our cash flow from operations coupled with our cash and marketable securities on hand will provide sufficient capital resources and liquidity to fund our planned capital expenditures, investments in and advances to affiliates, and semiannual interest payment obligations for the next 12 months. Our expectation is based upon our current estimate of projected prices, the purchase of a WTI crude oil "put" (discussed above) and production levels, and our assumptions that there will be no further disruptions to our production and that PDVSA will timely pay our invoices. Actual results could be materially affected if there is a significant change in our expectations or assumptions. Future cash flows are subject to a number of variables including, but not limited to, the level of production and prices, as well as various economic and political conditions that have historically affected the oil and natural gas business. Additionally, prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

          We currently have a significant debt obligation of $85 million payable in November 2007. Our ability to meet our debt obligation and to reduce our level of debt depends on the successful implementation of our strategic objectives.

EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

          Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil and natural gas prices may affect our total planned development activities and capital expenditure program.

          There are presently no restrictions in Russia that restrict converting U.S. dollars into local currency or local currency into U.S. dollars for routine business operations, such as the payments of invoices, and debt obligations within the Russian Federation. As noted above under CAPITAL RESOURCES AND LIQUIDITY, Venezuela imposed currency exchange restrictions on February 5, 2003. We are unable to predict the impact of the currency controls on us or Benton-Vinccler as the Government has not issued final regulations.

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

          During the year ended December 31, 2002, our net foreign exchange gain attributable to our international operations was $4.6 million. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the U.S. dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

CRITICAL ACCOUNTING POLICIES

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

          The full cost method of accounting uses proved reserves in the calculation of depletion, depreciation and amortization. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Proved reserves cannot be measured exactly, and the estimation of reserves involves judgmental determinations. Reserve estimates must be reviewed and adjusted periodically to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The estimates are based on current technology and economic conditions, and we consider such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of production. The estimates include only those amounts considered to be Proved Reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Changes in previous estimates of proved reserves result from new information obtained from production history and changes in economic factors. A large portion of our proved reserves base from consolidated operations is comprised of oil and gas properties that are sensitive to oil price volatility. We are susceptible to significant upward and downward revisions to our proved reserve volumes and values as a result of changes in year end oil and gas prices and the corresponding adjustment to the projected economic life of such properties. Prices for oil and gas are likely to continue to be volatile, resulting in future revision to our proved reserve base. We perform a quarterly cost center ceiling test of our oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission. These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter and require a write-down if our capitalized costs exceed this "ceiling," even if prices declined for only a short period of time. We have had no write-downs due to these ceiling test limitations since 1998. Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will change in the near term. If oil and gas prices decline significantly in the future, even if only for a short period of time, write-downs of our oil and gas properties could occur. Write-downs required by these rules do not directly impact our cash flows from operating activities.

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

FOREIGN CURRENCY

          We have significant operations outside of the United States, principally in Venezuela and an equity investment in Russia. Amounts denominated in non-U.S. currencies are re-measured in United States dollars, and all currency gains or losses are recorded in the statement of income. We attempt to manage our operations in a manner to reduce our exposure to foreign exchange losses. However, there are many factors that affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the United States dollar. It is not possible to predict the extent to which we may be affected by future changes in exchange rates.

New Accounting Pronouncements

         In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. We will adopt SFAS No. 143 effective January 1, 2003, and such adoption will not materially impact the financial statements since our PDVSA operating service agreement provides that all wells revert to PDVSA at contract expiration and intervening abandonment obligations are minor. Further we believe the adoption of SFAS No. 143 by Geoilbent will not materially impact our equity in earnings given that the fair value of such obligations are not material as of September 30, 2002.

         In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". As allowed under the provisions of SFAS 145, we had decided to adopt SFAS 145 early. Accordingly, all gains on early extinguishment of debt have been reclassified to other non-operating income in the accompanying consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The Company will account for exit or disposal activities initiated after December 31, 2002, in accordance with the provisions of SFAS No. 146.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123". The standard amends SFAS Statement No. 123 that provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company intends to adopt the "Prospective method" which will apply the recognition provisions to all employee awards granted, modified, or settled in 2003.

         The weighted average fair value of the stock options granted from our stock option plans during 2002, 2001 and 2000 was $4.84, $1.33 and $1.65, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                                 2002           2001            2000
                                                              -----------    -----------     -----------
     Expected life...................................          10.0 years     10.0 years      9.1 years
     Risk-free interest rate.........................              5.0%           5.1%          6.1%
     Volatility......................................               74%            72%           74%
     Dividend Yield..................................                0%             0%            0%

         We accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the plans been determined consistent with SFAS 123, our pro forma net income and earnings per share for 2002, 2001 and 2000 would have been as follows (in thousands, except per share data):

                                                                          2002             2001             2000
                                                                       ---------        ---------         ---------
      Net income as reported.................................          $ 100,362        $  43,237         $  20,488

      Add:  Stock-based employee compensation expense
      included in reported net income due to acceleration
      of vesting of former employees.........................                915               35               110

      Deduct:  Total stock-based employee compensation
      expense determined under fair value based method for
      all grants awarded since January 1, 1995...............             (2,905)          (2,459)           (4,374)
                                                                       ---------        ---------         ---------

      Net income ............................................          $  98,372        $  40,813         $  16,224
                                                                       =========        =========         =========
      Net income per common share:
         Basic...............................................          $    2.87        $    1.20         $    0.53
                                                                       =========        =========         =========
         Diluted.............................................          $    2.75        $    1.20         $    0.53
                                                                       =========        =========         =========

         In November 2002 FASB interpretation, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others" was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. As of December 31, 2002, the Company does not have any guarantor obligations.

         In January 2003 FASB Interpretation 46, or FIN 46, "Consolidation of Variable Interest Entities" was issued. FIN 46 identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity (VIE). The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. In future accounting periods, the primary beneficiary will be required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. We do not believe we participate in any arrangement that would be subject to the provisions of FIN 46.

         In November 2002, the International Practices Task Force concluded that Russia has ceased being a highly inflationary economy as of January 1, 2003. As a result of the Task Force conclusion, companies reporting under US GAAP in Russia will be required to apply the guidance contained in Emerging Issues Task Force ("EITF") No. 92-4 and EITF No. 92-8 as of January 1, 2003. We have not yet estimated the effect that EITF No. 92-4 and EITF No. 92-8 will have on Geoilbent or our equity position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed below.

OIL PRICES

         As an independent oil producer, our revenue, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. Historically, prices received for oil production have been volatile and unpredictable, and such volatility is expected to continue. Through February 14, 2003, we utilized a costless collar hedge transaction with respect to a portion of our oil production to achieve a more predictable cash flow, establish an acceptable rate of return on our Tucupita drilling program, as well as to reduce our exposure to price fluctuations. Benton-Vinccler has hedged a portion of its 2003 oil production by purchasing a WTI crude oil "put" to protect its 2003 cash flow. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. See Note 1 - Derivatives and Hedging for a complete discussion of our derivative activity.

INTEREST RATES

         Total long-term debt at December 31, 2002 of $104.7 million consisted of fixed-rate senior unsecured notes maturing in 2007 ($85.0 million). Benton-Vinccler has $18.2 million U.S. Dollar denominated and 1.5 million Bolivar denominated variable rate loans. A hypothetical 10 percent adverse change in the interest rate would not have had a material affect on our results of operations.

FOREIGN EXCHANGE

         For the Venezuelan operations, oil and gas sales are received under a contract in effect through 2012 in U.S. dollars; expenditures are both in U.S. dollars and local currency. For Geoilbent, a majority of the oil sales are received in Rubles; expenditures are both in U.S. dollars and local currency, although a larger percentage of the expenditures are in local currency. We have utilized no currency hedging programs to mitigate any risks associated with operations in these countries, and therefore our financial results are subject to favorable or unfavorable fluctuations in exchange rates and inflation in these countries. Venezuela has recently imposed currency exchange controls (see CAPITAL RESOURCES AND LIQUIDITY above).

POLITICAL RISK

         The stability of government in Venezuela and the government's relationship with the state-owned national oil company, PDVSA, remain significant risks for our company. PDVSA is the sole purchaser of all Venezuelan oil and gas production. In April 2002 there was a failed attempt to remove the President of Venezuela. During this period, sales were curtailed but our oil production was not interrupted, but it did delay the importation of critical equipment, which contributed to the slowdown in our drilling operations. From December 14, 2002 through February 6, 2003, no sales were made because of PDVSA's inability to accept our oil due to the national civil work stoppage. As a result, 2002 sales were reduced by approximately 550,000 barrels and sales in 2003 were reduced by an estimated 1.2 million barrels. While the situation has stabilized and production is returning to normal, there continues to be political and economic uncertainty that could lead to another disruption of our sales. As a result of the national civil work stoppage, the Government of Venezuela terminated several thousand PDVSA employees and announced a decentralization of PDVSA's operations. While the effect of these changes cannot be predicted, it could adversely affect PDVSA's ability to manage its contracts and meet its obligations with its suppliers and vendors, such as Benton-Vinccler. As a result of the situation in PDVSA, its payment to Benton-Vinccler for crude delivered in the fourth quarter 2002 was late by seven days. We believe that the payment demonstrates PDVSA's commitment to building its production levels back to full capacity and returning to more normalized business relations with its customers and suppliers. While we have substantial cash reserves to withstand a future disruption, a prolonged loss of sales or a failure or delay by PDVSA to pay our invoices could have a material adverse effect on our financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included herein on pages S-1 through S-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*


ITEM 11. EXECUTIVE COMPENSATION*


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

                                                                                                  Number of securities
                                                             Number of                                 remaining
                                                          securities to be                           available for
                                                            issued upon                             future issuance
                                                            exercise of      Weighted-average         under equity
                                                            outstanding       exercise price          compensation
                                                             options,         of outstanding        plans (excluding
                                                           warrants and      options, warrants    securities reflected
                                                              rights            and rights            in column (a)
            Plan Category                                       (a)                 (b)                   (c)
         ------------------                               ---------------    ----------------     --------------------
         Equity compensation plans approved by
            security holders                                  4,244,463             $8.68                 310,000
         Equity compensation plans not approved by
            security holders(1)                               1,170,650              2.92
                                                            -----------        ----------             -----------
         Total                                                5,415,113             $7.43                 310,000
                                                            ===========        ==========             ===========

         (1) See Note 6 of Notes to Consolidated Financial Statements for a description of options issued to individuals other than officers, directors or employees of the Company. The 1999 Stock Option Plan permits the granting of stock options to purchase up to 2,500,000 shares of our common stock in the form of ISOs, NQSOs or a combination of each, with exercise prices not less than the fair market value of the common stock on the date of the grant, subject to the dollar limitations imposed by the Internal Revenue Code. In the event of a change in control of our company, all outstanding options become immediately exercisable to the extent permitted by the plan. Options granted to employees under the 1999 Stock Option Plan vest 50 percent after the first year and 25 percent after each of the following two years, or they vest ratably over a three-year period, from their dates of grant and expire ten years from grant date or three months after retirement, if earlier. All options granted to outside directors and consultants under the 1999 Stock Option Plan vest ratably over a three-year period from their dates of grant and expire ten years from grant date. These were the only compensation plans in effect that were adopted without the approval of the Company's stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

* Reference is made to information under the captions "Election of Directors", "Executive Officers", "Executive Compensation", "Stock Ownership", and "Certain Relationships and Related Transactions" in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 14. CONTROLS AND PROCEDURES

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

Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation as of December 31, 2002, of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Index to Financial Statements:                                    Page
                                                                           ----
         Report of Independent Accountants .................................S-1

         Consolidated Balance Sheets at December 31, 2002 and 2001..........S-2

         Consolidated Statements of Operations for the Years Ended
         December 31, 2002, 2001 and 2000...................................S-3

         Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 2002, 2001, and 2000......................S-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2002, 2001, and 2000..................................S-5

         Notes to Consolidated Financial Statements.........................S-7

     2.  Consolidated Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

         Schedule III - Financial Statements and Notes for LLC Geoilbent

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     3   Exhibits:

           3.1 Certificate of Incorporation filed September 9, 1988 (Incorporated by reference to Exhibit 3.1 to our Registration Statement (Registration No. 33-26333)).

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

           3.3 Restated Bylaws (Incorporated by reference to Exhibit 3.3 to our Form 10-Q, filed August 13, 2001).

           4.1 Form of Common Stock Certificate (Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-26333)).

           4.2 Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Previously filed as an Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

           4.3 Rights Agreement between Benton Oil and Gas Company and First Interstate Bank, Rights Agent dated April 28, 1995. (Previously filed as Exhibit 4.1 to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

           10.1 Form of Employment Agreements (Exhibit 10.19) (Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-26333)).

           10.2 Agreement dated October 16, 1991 among Benton Oil and Gas Company, Puror State Geological Enterprises for Survey, Exploration, Production and Refining of Oil and Gas; and Puror Oil and Gas Production Association (Exhibit 10.14) (Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-46077)).

           10.3 Operating Service Agreement between Benton Oil and Gas Company and Lagoven, S.A., which has been subsequently combined into PDVSA Petroleo y Gas, S.A., dated July 31, 1992, (portions have been omitted pursuant to Rule 406 promulgated under the Securities Act of 1933 and filed separately with the Securities and Exchange Commission--Exhibit 10.25) (Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-52436)).

           10.4 Indenture dated November 1, 1997 between Benton Oil and Gas Company and First Trust of New York, National Association, Trustee related to an aggregate of $115,000,000 principal amount of 9 3/8 percent Senior Notes due 2007. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1997, File No. 1-10762.)

           10.5 Note payable agreement dated March 8, 2001 between Benton-Vinccler, C.A. and Banco Mercantil, C.A. related to a note in the principal amount of $6,000,000 with interest at LIBOR plus five percent, for financing of Tucupita Pipeline (Incorporated by reference to Exhibit 10.24 to our Form 10-Q, filed on May 15, 2001, File No. 1-10762).

           10.6 Note payable agreement dated March 8, 2001 between Benton-Vinccler, C.A. and Banco Mercantil, C.A. related to a note in the principal amount of 4,435,200,000 Venezuelan Bolivars (approximately $6.3 million) at a floating interest rate, for financing of Tucupita Pipeline (Incorporated by reference to Exhibit 10.25 to our Form 10-Q, filed on May 15, 2001, File No. 1-10762.).

           10.7 Change of Control Severance Agreement effective May 4, 2001 (Incorporated by reference to Exhibit 10.26 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

           10.8 Alexander E. Benton Settlement and Release Agreement effective May 11, 2001 (Incorporated by reference to Exhibit
                    10.27 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

           10.9 First Amendment to Change of Control Severance Plan effective June 5, 2001 (Incorporated by reference to Exhibit
                    10.31 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

           10.10 Sale and Purchase Agreement dated February 27, 2002 between Benton Oil and Gas Company and Sequential Holdings Russian Investors Limited regarding the sale of Benton Oil and Gas Company's 68 percent interest in Arctic Gas Company. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on March 28, 2002, File No. 1-10762.)

           10.11 2001 Long Term Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to our S-8 (Registration Statement No. 333-85900)).

           10.12 Subordinated Loan Agreement US$2,500,000 between Limited Liability Company "Geoilbent" as borrower, and Harvest Natural Resources, Inc. as lender. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 13, 2002.)

           10.13 Addendum No. 2 to Operating Services Agreement Monagas SUR dated 19th September, 2002. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.14 Bank Loan Agreement between Banco Mercantil, C.A. and Benton-Vinccler C.A. dated October 1, 2002. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.15 Guaranty issued by Harvest Natural Resources, Inc. dated September 26, 2002. (Incorporated by reference to Exhibit
                    10.6 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.16 Amending and Restating the Credit Agreement between Limited Liability Company "Geoilbent" and European Bank for Reconstruction and Development dated 23rd September 2002. (Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.17 Amendment Agreement relating to Performance, Subordination and Share Retention Agreement dated 30th September, 2002. (Incorporated by reference to Exhibit 10.8 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.18 Amending and Restating the Agreement for Pledge of Shares in Limited Liability Company "Geoilbent" dated 23rd June, 1997. (Incorporated by reference to Exhibit 10.9 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.19 Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Peter J. Hill. (Incorporated by reference to Exhibit 10.10 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.20 Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.11 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.21 Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Kerry R. Brittain. (Incorporated by reference to Exhibit 10.12 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.22 Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.13 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           21.1     List of subsidiaries.

           23.1     Consent of PricewaterhouseCoopers LLP. - Houston

           23.2     Consent of ZAO PricewaterhouseCoopers - Moscow

           23.3     Consent of Ryder Scott Company, L.P.

(b)      Reports on Form 8-K

         On December 11, 2002, we filed an 8-K for a press release dated December 10, 2002, announcing the implementation of an operational contingency plan for the Company's operations in Venezuela.

         On December 19, 2002, we filed an 8-K for a press release dated December 18, 2002, reporting that, as a result of the ongoing disruptions in Venezuela, the Company is proceeding with its previously announced operational contingency plan for its operations in Venezuela.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Harvest Natural Resources, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Harvest Natural Resources, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement Schedule II - Valuation and Qualifying Accounts listed in the index appearing under Item 15(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company's total consolidated revenues relate to operations in Venezuela. In addition, the Venezuelan government has implemented foreign currency controls and its economic activities have been impacted by national work stoppages.



PricewaterhouseCoopers LLP

Houston, Texas
March 28, 2003

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                              DECEMBER 31,
                                                                                    -------------------------------
                                                                                       2002                2001
                                                                                    -----------         -----------
                                                                                       (IN THOUSANDS, EXCEPT PER
                                                                                              SHARE DATA)
                                         ASSETS
Current Assets:
   Cash and cash equivalents....................................................    $    64,501         $     9,024
   Deposits and restricted cash.................................................          1,812                  12
   Marketable securities........................................................         27,388                  --
   Accounts and notes receivable:
      Accrued oil sales.........................................................         27,359              23,138
      Joint interest and other, net.............................................          8,002               9,520
   Prepaid expenses and other...................................................          2,969               1,839
                                                                                    -----------         -----------
         Total Current Assets...................................................        132,031              43,533
Restricted Cash.................................................................             16                  16
Other Assets....................................................................          2,520               4,718
Deferred Income Taxes...........................................................          4,082              57,700
Investments In and Advances To Affiliated Companies.............................         51,783             100,498
Property and Equipment:
   Oil and gas properties (full cost method-costs of $2,900 and $16,808
      excluded from amortization in 2002 and 2001, respectively)................        576,601             533,950
   Furniture and fixtures.......................................................          7,503               7,399
                                                                                    -----------         -----------
                                                                                        584,104             541,349
   Accumulated depletion, depreciation, and amortization........................       (439,344)           (399,663)
                                                                                    -----------         -----------
         Net Property and Equipment.............................................        144,760             141,686
                                                                                    -----------         -----------
                                                                                    $   335,192         $   348,151
                                                                                    ===========         ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade and other............................................    $     3,804         $     8,132
   Accrued expenses.............................................................         20,644              25,840
   Accrued interest payable.....................................................          1,405               3,894
   Income taxes payable.........................................................          6,880               3,821
   Commodity hedging contract...................................................            430                  --
   Current portion of long-term debt............................................          1,867               2,432
                                                                                    -----------         -----------
         Total Current Liabilities..............................................         35,030              44,119
Long-Term Debt..................................................................        104,700             221,583
Commitments and Contingencies...................................................             --                  --
Minority Interest...............................................................         24,145              14,826
Stockholders' Equity:
   Preferred stock, par value $0.01 a share; Authorized 5,000 shares;
   outstanding, none Common stock, par value $0.01 a share; Authorized 80,000 shares at December 31, 2002 and 2001; issued 35,900 and 34,164 at
   December 31, 2002 and 2001...................................................            359                 342
   Additional paid-in capital...................................................        173,559             168,108
   Retained earnings (accumulated deficit)......................................            234            (100,128)
   Treasury stock, at cost, 650 shares and 50, respectively.....................         (2,835)               (699)
                                                                                    -----------         -----------
         Total Stockholders' Equity.............................................        171,317              67,623
                                                                                    -----------         -----------
                                                                                    $   335,192         $   348,151
                                                                                    ===========         ===========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                            2002            2001           2000
                                                                         -----------    -----------     -----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
   Oil sales.........................................................    $   127,015    $   122,386     $   140,284
   Loss on ineffective hedge activity................................           (284)            --              --
                                                                         -----------    -----------     -----------
                                                                             126,731        122,386         140,284
                                                                         -----------    -----------     -----------

EXPENSES
   Operating expenses................................................         33,950         42,759          47,430
   Depletion, depreciation and amortization..........................         26,363         25,516          17,175
   Write-down of oil and gas properties and impairments..............         14,537            468           1,346
   General and administrative........................................         16,504         20,072          16,739
   Bad debt recovery.................................................         (3,276)            --              --
   Taxes other than on income........................................          4,068          5,370           4,390
                                                                         -----------    -----------     -----------
                                                                              92,146         94,185          87,080
                                                                         -----------    -----------     -----------

Income from Operations...............................................         34,585         28,201          53,204

Other Non-Operating Income (Expense)
   Gain on sale of investment........................................        144,029             --              --
   Gain on early extinguishment of debt..............................            874             --           3,960
   Investment earnings and other.....................................          2,080          3,088           8,559
   Interest expense..................................................        (16,310)       (24,875)        (28,973)
   Net gain on exchange rates........................................          4,553            768             326
                                                                         -----------    -----------     -----------
                                                                             135,226        (21,019)        (16,128)
                                                                         -----------    -----------     -----------
Income from Consolidated Companies Before Income
   Taxes and Minority Interest.......................................        169,811          7,182          37,076
Income Tax Expense (Benefit).........................................         60,295        (35,698)         14,032
                                                                         -----------    -----------     -----------
Income Before Minority Interest......................................        109,516         42,880          23,044
Minority Interest in Consolidated Subsidiary Companies...............          9,319          5,545           7,869
                                                                         -----------    -----------     -----------
Income from Consolidated Companies...................................        100,197         37,335          15,175
Equity in Net Earnings of Affiliated Companies.......................            165          5,902           5,313
                                                                         -----------    -----------     -----------
Net Income...........................................................    $   100,362    $    43,237     $    20,488
                                                                         ===========    ===========     ===========

Net Income Per Common Share:
    Basic............................................................    $      2.90    $      1.27     $      0.67
                                                                         ===========    ===========     ===========

    Diluted..........................................................    $      2.78    $      1.27     $      0.66
                                                                         ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                 RETAINED
                                    COMMON                       ADDITIONAL      EARNINGS
                                    SHARES         COMMON          PAID-IN     (ACCUMULATED     TREASURY
                                    ISSUED          STOCK          CAPITAL       DEFICIT)         STOCK          TOTAL
                                 -----------     -----------    -----------     -----------    -----------    -----------
BALANCE AT JANUARY 1, 2000....        29,627     $       296    $   147,078     $ (163,853)    $      (699)   $   (17,178)
Issuance of common shares:
   Exercise of stock options              85               1            316              -               -            317
   Extension of warrants......             -               -             12              -               -             12
Repurchase of debt............         4,160              42          9,223              -               -          9,265
Net Income....................             -               -              -         20,488               -         20,488
                                 -----------     -----------    -----------     ----------     -----------    -----------
BALANCE AT DECEMBER 31, 2000..        33,872             339        156,629       (143,365)           (699)        12,904

Issuance of common shares:
   Non-employee director
     compensation.............           292               3            471              -               -            474
Tax benefits related to stock
  option compensation.........             -               -         11,008              -               -         11,008
Net Income....................             -               -              -         43,237               -         43,237
                                 -----------     -----------    -----------     ----------     -----------    -----------
BALANCE AT DECEMBER 31, 2001..        34,164             342    $   168,108     $ (100,128)    $      (699)   $    67,623

Issuance of common shares:
   Non-employee director
     compensation.............            46               -            543              -               -            543
   Employee compensation......           175               2            663              -               -            665
   Exercise of stock options..         1,515              15          4,245              -               -          4,260
Treasury stock (600 shares)...             -               -              -              -          (2,136)        (2,136)
Net Income....................             -               -              -        100,362               -        100,362
                                 -----------     -----------    -----------     ----------     -----------    -----------
BALANCE AT DECEMBER 31, 2002..        35,900     $       359    $   173,559     $      234     $    (2,835)   $   171,317
                                 ===========     ===========    ===========     ==========     ===========    ===========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                             2002           2001           2000
                                                                         -----------    -----------     -----------
                                                                                      (IN THOUSANDS)
Cash Flows From Operating Activities:
   Net income .......................................................    $   100,362    $    43,237     $    20,488
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depletion, depreciation and amortization.......................         26,363         25,516          17,175
      Write-down and impairment of oil and gas properties............         14,537            468           1,346
      Amortization of financing costs................................          1,745          1,179           1,375
      (Gain) loss on disposition of assets...........................       (144,029)          (336)             60
      Equity in net earnings of affiliated companies.................           (165)        (5,902)         (5,313)
      Allowance and write-off of employee notes and accounts
        receivable...................................................         (2,987)           365             331
      Non-cash compensation related charges..........................          1,458            474              --
      Minority interest in undistributed earnings of subsidiaries....          9,319          5,545           7,869
      Gain from early extinguishment of debt.........................           (874)            --          (3,960)
      Tax benefits related to stock option compensation..............             --         11,008              --
      Deferred income taxes..........................................         53,618        (53,407)          7,893
   Changes in operating assets and liabilities:
      Accounts and notes receivable..................................         (1,972)        11,756         (12,780)
      Prepaid expenses and other.....................................         (1,130)           565            (769)
      Accounts payable...............................................         (4,328)        (4,671)          9,487
      Accrued interest payable.......................................         (2,489)           161            (953)
      Accrued expenses...............................................        (10,290)            43           7,971
      Commodity hedging contract.....................................            430             --              --
      Income taxes payable...........................................          3,059            607           1,543
                                                                         -----------    -----------     -----------
      Net Cash Provided by Operating Activities......................         42,627         36,608          51,763
                                                                         -----------    -----------     -----------
Cash Flows from Investing Activities:
   Proceeds from sale of investment..................................        189,841             --             800
   Additions of property and equipment...............................        (43,346)       (43,364)        (57,196)
   Investment in and advances to affiliated companies................          9,185        (16,855)        (11,071)
   Increase in restricted cash.......................................         (2,800)           (57)           (271)
   Decrease in restricted cash.......................................          1,000         10,961          35,800
   Purchases of marketable securities................................       (353,478)       (15,067)        (12,638)
   Maturities of marketable securities...............................        326,090         16,370          15,804
                                                                         -----------    -----------     -----------
      Net Cash Provided by (Used In) Investing Activities............        126,492        (48,012)        (28,772)
                                                                         -----------    -----------     -----------
Cash Flows from Financing Activities:
   Net proceeds from exercise of stock options.......................          3,345             --             330
   Proceeds from issuance of short term borrowings and notes
     payable.........................................................         15,500         21,112          15,087
   Payments on short term borrowings and notes payable...............       (132,138)       (15,746)        (47,488)
   (Increase) decrease in other assets...............................           (349)           (70)          3,065
                                                                         -----------    -----------     -----------
      Net Cash Provided by (Used In) Financing Activities............       (113,642)         5,296         (29,006)
                                                                         -----------    -----------     -----------
      Net Increase (Decrease) in Cash and Cash Equivalents...........         55,477         (6,108)         (6,015)
Cash and Cash Equivalents at Beginning of Year.......................          9,024         15,132          21,147
                                                                         -----------    -----------     -----------
Cash and Cash Equivalents at End of Year.............................    $    64,501    $     9,024     $    15,132
                                                                         ===========    ===========     ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for interest expense....................    $    19,201    $    25,721     $    28,326
                                                                         ===========    ===========     ===========
   Cash paid during the year for income taxes........................    $     3,935    $     3,057     $     2,950
                                                                         ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

For the three years ended December 31, 2002, we recorded an allowance for doubtful accounts related to interest accrued on the remaining amount owed to us by our former chief executive officer, A. E. Benton. During the year ended December 31, 2002, we reversed a portion of such allowance as a result of our collection of certain amounts owed to the Company including the portions of the note secured by our stock and other properties (see Note 13 - Related Party Transactions).

See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Harvest Natural Resources, Inc. (formerly known as Benton Oil and Gas Company) is engaged in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela and through our equity interest in our entity in Russia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions and balances have been eliminated. We account for our investment in LLC Geoilbent ("Geoilbent") and Arctic Gas Company ("Arctic Gas"), based on a fiscal year ending September 30 (see Note 2 - Investments In and Advances to Affiliated Companies).

REVENUE RECOGNITION

Oil revenue is accrued monthly based on production and delivery. Each quarter, Benton-Vinccler invoices PDVSA or affiliates based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted U.S. dollar contract service fees per barrel. The operating service agreement provides for Benton-Vinccler to receive an operating fee for each barrel of crude oil delivered and the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per barrel set forth in the agreement. The operating fee is subject to quarterly adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index. The maximum total fee is subject to quarterly adjustments to reflect changes in the average of certain world crude oil prices.

CASH AND CASH EQUIVALENTS

Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months.

RESTRICTED CASH

Restricted cash represents cash and cash equivalents used as collateral for financing and letter of credit and loan agreements and is classified as current or non-current based on the terms of the agreements.

MARKETABLE SECURITIES

Marketable securities are carried at cost. The marketable securities we may purchase are limited to those defined as Cash Equivalents in the indentures for our senior unsecured note. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, bankers' acceptances and certificates of deposit or acceptances of large U.S. financial institutions and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. Our marketable securities at cost, which approximates fair value, consisted of $27.4 million in commercial paper at December 31, 2002.

CREDIT RISK AND OPERATIONS

All of our total consolidated revenues relate to operations in Venezuela. During the year ended December 31, 2002, our Venezuelan crude oil production represented all of its total production from consolidated companies, and our sole source of revenues related to such Venezuelan production is PDVSA, which maintains full ownership of all hydrocarbons in its fields. On December 2, 2002, employers' and workers' organizations, together with political and civic organizations began a national civic work stoppage, which has seriously affected many of the country's economic activities, in particular, the oil industry. As a result of the strike, we were unable to deliver crude oil and hence generate revenues from PDVSA between December 14, 2002 and February 6, 2003. While Venezuelan production has resumed and we have received payment for its revenues from PDVSA, there continues to be political and economic uncertainty that could lead to another disruption of our revenues. Further, on January 21, 2003, the Venezuelan Government has closed foreign currency markets and announced its intention to implement currency exchange controls aimed at restricting the convertibility of the Venezuelan Bolivar and the transfer of funds out of Venezuela. The Venezuelan Government has created a new Currency Exchange Agency ("CADIVI") which will be responsible for the administration of exchange controls. The closure of the foreign currency markets has limited Benton-Vinccler's ability to obtain Bolivars to make payments to employees and vendors and has restricted our ability to repatriate funds from Venezuela in order to meet our cash requirements. Detailed regulations for exchange controls have not yet been issued by CADIVI. It is not possible to estimate the effects that any further disruptions in Venezuelan crude oil sales or that prolonged currency controls could have on operations and results. Management believes that we have sufficient cash and does not expect the currency conversion restrictions to adversely affect our ability to meet our short-term obligations.

DERIVATIVES AND HEDGING

We began in the third quarter of 2002 to use a derivative instrument to manage market risk resulting from fluctuations in the commodity price of crude oil. Benton-Vinccler, C.A. (See Note 10 - Venezuelan Operations) entered into a commodity contract (costless collar), which requires payments to (or receipts from) counterparties based on a West Texas Intermediate crude oil floor price of $23.00 and a ceiling price of $30.15 for 6,000 barrels of oil per day. The notional amount of this financial instrument is based on expected sales of crude oil production from drilling of the Tucupita development wells. This instrument protects our projected investment return by reducing the impact of an unexpected downward crude oil price movement. The hedge covers expected sales of production for six months beginning in mid-August 2002. Due to the pricing structure of our Venezuelan oil, this collar had the economic effect of hedging approximately 12,000 barrels of oil per day until sales were ceased on December 14, 2002, due to the Venezuelan national civil work stoppage. In order for a derivative instrument to qualify for hedge accounting, there must have been a clear correlation between the derivative instrument and the forecasted transaction. Correlation of the commodity contract was determined by evaluating whether the contract gains and losses would substantially offset the effects of price changes on the underlying crude oil sales volumes. To the extent that correlation exists between the contract and the underlying crude oil sales volumes, realized gains or losses and related cash flows arising from the contracts are recognized as a component of oil revenue in the same period as the sale of the underlying volumes.

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

Statement of Financial Accounting Standards No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives are recorded on the balance sheet at fair value. To the extent that the hedge is determined to be effective, as discussed above, changes in the fair value of derivatives for cash flow hedges are recorded each period in other comprehensive income. Our derivative is a cash flow hedge transaction in which we hedge the variability of cash flows related to a forecasted transaction. This derivative instrument was designated as a cash flow hedge and the changes in the fair value will be reported in other comprehensive income assuming the highly effective test is met, and has been reclassified to earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. We determined that the underlying crude oil would not be delivered due to the cessation of production. Accordingly, hedge accounting was discontinued and the value of the derivative was recorded as a revenue reduction in the amount of $0.3 million. In connection with this instrument we had deposited collateral of $1.8 million as of December 31, 2002 with the counterparty.

ACCOUNTS AND NOTES RECEIVABLE

Allowance for doubtful accounts related to former employee notes at December 31, 2002 and 2001 was $3.5 million and $6.2 million, respectively (see Note 13 - Related Party Transactions).

OTHER ASSETS

Other assets consist principally of costs associated with the issuance of long-term debt. Debt issuance costs are amortized on a straight-line basis over the life of the debt, which approximates the effective interest method of amortizing these costs.

PROPERTY AND EQUIPMENT

We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country-by-country basis. All costs associated with the acquisition, exploration, and development of oil and natural gas reserves are capitalized as incurred, including exploration overhead of $0.6 million and $1.5 million for the years ended December 31, 2001 and 2000, respectively, and capitalized interest of $0.9 million and $0.6 million for the years ended December 31, 2001 and 2000, respectively. There was no capitalized overhead and interest in 2002. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

The costs of unproved properties are excluded from amortization until the properties are evaluated. We regularly evaluate our unproved properties on a country by country basis for possible impairment. If we abandon all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. During 2002, 2001 and 2000, the Company recognized $14.5 million, $0.5 million and $1.3 million, respectively, of impairment expense associated with certain exploration activities. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty.

Excluded costs at December 31, 2002 consisted of the following by year incurred (in thousands):

                                                                             PRIOR
                                                                TOTAL       TO 2000
                                                              ---------    ---------
     Property acquisition costs......................         $   2,900    $   2,900
                                                              =========    =========

All of the excluded costs at December 31, 2002 relate to the acquisition of Benton Offshore China Company and exploration related to its WAB-21 property. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was substantially all attributable to the Venezuelan cost center for the years ended December 31, 2002, 2001 and 2000 was $24.9 million, $22.1 million and $15.3 million ($2.56,
$2.26 and $1.68 per equivalent barrel), respectively.

A gain or loss is recognized on the sale of oil and gas properties only when the sale involves a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved property.

Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally 5 years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $1.4 million, $3.4 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The major components of property and equipment at December 31 are as follows (in thousands):

                                                                           2002               2001
                                                                       -----------        -----------
         Proved property costs...................................      $   566,415        $   501,923
         Costs excluded from amortization........................            2,900             16,808
         Material and supply inventories.........................            7,286             15,219
         Furniture and fixtures..................................            7,503              7,399
                                                                       -----------        -----------
                                                                           584,104            541,349
         Accumulated depletion, impairment and depreciation......         (439,344)          (399,663)
                                                                       -----------        -----------
                                                                       $   144,760        $   141,686
                                                                       ===========        ===========

We perform a quarterly cost center ceiling test of our oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission. No ceiling test write-downs were required.

INCOME TAXES

Deferred income taxes reflect the net tax effects, calculated at currently enacted rates, of (a) future deductible/taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements or income tax returns, and (b) operating loss and tax credit carryforwards. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. In the fourth quarter of 2001, a substantial portion of the valuation allowance was reversed based on the utilization of net operating losses by the Arctic Gas Sale in 2002.

FOREIGN CURRENCY

We have significant operations outside of the United States, principally in Venezuela and an equity investment in Russia. Amounts denominated in non-U.S. currencies are re-measured in United States dollars, and all currency gains or losses are recorded in the statement of income. We attempt to manage our operations in a manner to reduce our exposure to foreign exchange losses. However, there are many factors that affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan and Russian currencies to the United States dollar. It is not possible to predict the extent to which we may be affected by future changes in exchange rates.

In November 2002, the International Practices Task Force (IPTF) concluded that Russia has ceased being a highly inflationary economy as of January 1, 2003. As a result of the Task Force conclusion, companies reporting under US GAAP in Russia will be required to apply the guidance contained in EITF No. 92-4 and EITF No. 92-8 as of January 1, 2003. We have not yet estimated the effect that EITF No. 92-4 and EITF No. 92-8 will have on Geoilbent or our equity position.

FINANCIAL INSTRUMENTS

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are placed with commercial banks with high credit ratings. This diversified investment policy limits our exposure both to credit risk and to concentrations of credit risk. Accounts receivable result from oil and natural gas exploration and production activities and our customers and partners are engaged in the oil and natural gas business. PDVSA purchases 100 percent of our Venezuelan oil and gas production. Although the Company does not currently foresee a credit risk associated with these receivables, collection is dependent upon the financial stability of PDVSA. The payment for the fourth quarter 2002 sales was delayed until March 7, 2003, which was approximately seven days late due to the effect of the national civil work stoppage on PDVSA.

The book values of all financial instruments, other than long-term debt, are representative of their fair values due to their short-term maturities. The aggregate fair value of our senior unsecured notes, based on the last trading prices at December 31, 2002 and 2001, was approximately $77.4 million and $138.1 million, respectively.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We did not have any items of other comprehensive income during the three years ended December 31, 2002 and, in accordance with SFAS 130, have not provided a separate statement of comprehensive income.

MINORITY INTERESTS

We record a minority interest attributable to the minority shareholder of our Venezuela subsidiaries. The minority interests in net income and losses are generally subtracted or added to arrive at consolidated net income.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. We will adopt SFAS No. 143 effective January 1, 2003 and such adoption will not materially impact the financial statements since our PDVSA operating service agreement provides that all wells revert to PDVSA at contract expiration and intervening abandonment obligations are minor. Accordingly, all gains on early extinguishment of debt have been reclassified to other non-operating income in the accompanying consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". As allowed under the provisions of SFAS 145, we had decided to adopt SFAS 145 early (See Note 3 - Long Term Debt and Liquidity).

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The Company will account for exit or disposal activities initiated after December 31, 2002, in accordance with the provisions of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123". The standard amends SFAS No. 123 that provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company intends to adopt the "Prospective method" which will apply the recognition provisions to all employee awards granted, modified, or settled in 2003.

The weighted average fair value of the stock options granted from our stock option plans during 2002, 2001 and 2000 was $4.84, $1.33 and $1.65, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                                  2002           2001            2000
                                                              -----------    -----------     -----------

         Expected life...............................          10.0 years     10.0 years      9.1 years
         Risk-free interest rate.....................              5.0%           5.1%          6.1%
         Volatility..................................               74%            72%           74%
         Dividend Yield..............................                0%             0%            0%

We accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the plans been determined consistent with SFAS 123, our pro forma net income and earnings per share for 2002, 2001 and 2000 would have been as follows (in thousands, except per share data):

                                                                          2002             2001              2000
                                                                       ---------        ---------         ---------
      Net income as reported.................................          $ 100,362        $  43,237         $  20,488

      Add:  Stock-based employee compensation expense
      included in reported net income due to acceleration
      of vesting of former employees.........................                915               35               110

      Deduct:  Total stock-based employee compensation
      expense determined under fair value based method for
      all grants awarded since January 1, 1995...............             (2,905)          (2,459)           (4,374)
                                                                       ---------        ---------         ---------

      Net income ............................................          $  98,372        $  40,813         $  16,224
                                                                       =========        =========         =========
      Net income per common share:
         Basic...............................................          $    2.87        $    1.20         $    0.53
                                                                       =========        =========         =========
         Diluted.............................................          $    2.75        $    1.20         $    0.53
                                                                       =========        =========         =========

In November 2002 FASB interpretation, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others" was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. As of December 31, 2002, the Company does not have any guarantor obligations.

In January 2003 FASB Interpretation 46, or FIN 46, "Consolidation of Variable Interest Entities" was issued. FIN 46 identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity (VIE). The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. In future accounting periods, the primary beneficiary will be required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. We do not believe we participate in any arrangement that would be subject to the provisions of FIN 46.

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

RECLASSIFICATIONS

Certain items in 2000 and 2001 have been reclassified to conform to the 2002 financial statement presentation.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

Investments in Geoilbent and Arctic Gas are accounted for using the equity method due to the significant influence we exercise over their operations and management. Investments include amounts paid to the investee companies for shares of stock and other costs incurred associated with the acquisition and evaluation of technical data for the oil and natural gas fields operated by the investee companies. Other investment costs are amortized using the units of production method based on total proved reserves of the investee companies. Equity in earnings of Geoilbent and Arctic Gas are based on a fiscal year ending September 30. Arctic Gas was sold on April 12, 2002.

Equity in earnings and losses and investments in and advances to companies accounted for using the equity method are as follows (in thousands):

                                            GEOILBENT, LTD.         ARCTIC GAS COMPANY               TOTAL
                                        ---------------------     ---------------------       ---------------------
                                          2002        2001           2002        2001          2002        2001
                                        ---------   ---------     ---------   ---------      --------    ---------
Investments:
    In equity in net assets...........  $  28,056   $  28,056     $      --   $  (1,814)     $ 28,056    $  26,242
    Other costs, net of amortization..        263         (99)           --      28,579           263       28,480
                                        ---------   ---------     ---------   ---------      --------    ---------
    Total investments.................     28,319      27,957            --      26,765        28,319       54,722
Advances..............................      2,527           -            --      28,829         2,527       28,829
Equity in earnings (losses)...........     20,937      19,307            --      (2,360)       20,937       16,947
                                        ---------   ---------     ---------   ---------      --------    ---------
       Total..........................  $  51,783   $  47,264     $      --   $  53,234      $ 51,783    $ 100,498
                                        =========   =========     =========   =========      ========    =========

NOTE 3 - LONG-TERM DEBT AND LIQUIDITY

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                    DECEMBER 31,       DECEMBER 31,
                                                                        2002               2001
                                                                    ------------       ------------
Senior unsecured notes with interest at 9.375%
     See description below................................           $    85,000        $   105,000
Senior unsecured notes with interest at 11.625%
     See description below................................                    --            108,000
Note payable with interest at 6.8%
     See description below................................                 3,900              5,100
Note payable with interest at 39.7%
     See description below................................                 2,167              5,235
Note payable with interest at 7.8%........................                15,500                 --
Non-interest bearing liability with a face value of $744
     discounted at 7%.  See description below.............                    --                680
                                                                     -----------        -----------
                                                                         106,567            224,015
Less current portion......................................                 1,867              2,432
                                                                     -----------        -----------
                                                                     $   104,700        $   221,583
                                                                     ===========        ===========

At December 31, 2001, we had $108.0 million in 11.625 percent senior unsecured notes due in May 1, 2003, all of which have been redeemed, which resulted in a gain of $0.9 million in 2002. In November 1997, we issued $115.0 million in
9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes"), of which we repurchased $30.0 million. Interest on the 2007 Notes is due May 1 and November 1 of each year. At December 31, 2002, we were in compliance with all covenants of the indenture.

In March 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank, for construction of an oil pipeline. The loan is in two parts, with the first part in an original principal amount of $6.0 million that bears interest payable monthly based on 90-day London Interbank Borrowing Rate ("LIBOR") plus 5 percent with principal payable quarterly for five years. The second part, in the original principal amount of 4.4 billion Venezuelan Bolivars ("Bolivars") (approximately $6.3 million), bears interest payable monthly based on a mutually agreed interest rate determined quarterly, or a six-bank average published by the central bank of Venezuela. The interest rate for the quarter ending December 31, 2002 was 39.7 percent with a negative effective interest rate taking into account exchange gains resulting from the devaluation of the Bolivar during the year. The loans provide for certain limitations on mergers and sale of assets. The Company has guaranteed the repayment of this loan

On October 1, 2002, Benton-Vinccler, C.A. executed a note and borrowed $15.5 million to fund construction of a gas pipeline and related facilities to deliver natural gas from the Uracoa field to a PDVSA pipeline. The interest rate for this loan is LIBOR plus 6 percentage points determined quarterly. The term is four years with a one year debt service grace period to coincide with our gas sales and a quarterly amortization of $1.3 million.

Benton-Vinccler's oil and gas pipeline project loans allow the lender to accelerate repayment if production ceases for a period greater than thirty days. During the production shut-in which started in December 2002, Benton-Vinccler was granted a waiver of this provision until February 18, 2003 for a prepayment of the next two principal obligations aggregating $0.9 million. This prepayment, while using cash reserves, reduces our net interest expense as the current interest expense was more than the current interest income earned on the invested funds. On February 8, 2003, Benton-Vinccler commenced production, thereby eliminating the need for an additional waiver. A future disruption of production could trigger the debt acceleration provision again. While no assurances can be given, we believe Benton-Vinccler would be able to obtain another waiver.

In 2001, a dispute arose over collection by municipal taxing regimes on the Uracoa, Bombal and Tucupita Fields that comprise the South Monagas Unit resulting in overpayments and underpayments to adjacent municipalities. As settlement, a portion of future municipal tax payments will be offset by the municipal tax that was originally overpaid. The present value of the long-term portion of the settlement liability is $0.7 million at December 31, 2001. The entire balance was repaid by December 31, 2002.

The principal payment requirements for our long-term debt outstanding at December 31, 2002 are as follows (in thousands):

         2003..........................................................                 $     1,867
         2004..........................................................                       7,035
         2005..........................................................                       7,035
         2006..........................................................                       5,630
         2007..........................................................                      85,000
                                                                                        -----------
                                                                                        $   106,567
                                                                                        ===========

LIQUIDITY

We currently have a significant debt obligation payable in November 2007 of $85 million. Our ability to meet our debt obligations and to reduce our level of debt depends on the successful implementation of our strategic objectives. Our cash flow from operations complemented with our cash and cash equivalents of $91.9 million at December 31, 2002, can be invested in other opportunities used to develop our significant proved undeveloped reserves or used to repurchase our outstanding debt.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

We have employment contracts with four executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, tax reimbursement and a continuation of benefits in the event of termination without cause following a change in control of the Company. By providing one year notice, these agreements may be terminated by either party on May 31, 2004.

In July 2001, we leased for three years office space in Houston, Texas for approximately $11,000 per month. We lease 17,500 square feet of space in a California building that we no longer occupy under a lease agreement that expires in December 2004, all of which has been subleased for rents that approximate our lease costs.

The Company is a defendant in or otherwise involved in litigation incidental to its business. In the opinion of management, there is no litigation which is material to the Company.

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME

Benton-Vinccler pays a municipal tax on operating fee revenues it receives for production from the South Monagas Unit. The components of taxes other than on income were (in thousands):

                                                                          2002         2001         2000
                                                                       ---------    ---------    ---------
         Venezuelan municipal taxes...........................         $   3,805    $   4,447    $   3,164
         Severance and production taxes.......................                 -            -           28
         Franchise taxes......................................               139          121          131
         Payroll and other taxes..............................               124          802        1,067
                                                                       ---------    ---------    ---------
                                                                       $   4,068    $   5,370    $   4,390
                                                                       =========    =========    =========

TAXES ON INCOME

The tax effects of significant items comprising our net deferred income taxes as of December 31, 2002 and 2001 are as follows (in thousands):

                                                                           2002             2001
                                                                       -----------      -----------
Deferred tax assets:
    Operating loss carryforwards...............................        $    19,690      $    49,000
    Difference in basis of property............................             21,495           19,300
    Other......................................................              2,043            9,100
    Valuation allowance........................................            (39,146)         (19,700)
                                                                       -----------      -----------
Net deferred tax asset.........................................        $     4,082      $    57,700
                                                                       ===========      ===========

The valuation allowance increased by $19.4 million as a result of the increase in the U.S. deferred tax assets related to the net operating loss carryforward. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes it is more likely than not that they will be realized through future taxable income.

The components of income before income taxes, minority interest and extraordinary items are as follows (in thousands):

                                                                           2002           2001           2000
                                                                       -----------    -----------    -----------
         Income (loss) before income taxes
              United States...................................         $    89,455    $   (26,572)   $    (9,074)
              Foreign.........................................              80,356         33,754         46,150
                                                                       -----------    -----------    -----------
                  Total.......................................         $   169,811    $     7,182    $    37,076
                                                                       ===========    ===========    ===========

The provision (benefit) for income taxes consisted of the following at December 31, (in thousands):

                                                                           2002           2001           2000
                                                                       -----------    -----------    -----------
     Current:
         United States........................................         $       353    $         1    $       215
         Foreign..............................................               6,324          6,700          5,925
                                                                       -----------    -----------    -----------
                                                                       $     6,677    $     6,701    $     6,140
                                                                       ===========    ===========    ===========
     Deferred:
         United States........................................         $    53,413    $   (42,405)            --
         Foreign..............................................                 205              6          7,892
                                                                       -----------    -----------    -----------
                                                                            53,618        (42,399)         7,892
                                                                       -----------    -----------    -----------
                                                                       $    60,295    $   (35,698)   $    14,032
                                                                       ===========    ===========    ===========

A comparison of the income tax expense (benefit) at the federal statutory rate to our provision for income taxes is as follows (in thousands):

                                                                              2002           2001          2000
                                                                           ----------     ----------     ----------
     Computed tax expense at the statutory rate...................         $   59,348     $    4,580     $   13,451
     State income taxes...........................................                353             --           (343)
     Effect of foreign source income and rate differentials on
         foreign income...........................................            (19,373)         1,675         (1,826)
     Change in valuation allowance................................             19,446        (53,413)         2,294
     Prior year adjustments.......................................                 --          2,304          1,637
     Reclass paid-in capital......................................                 --         11,007             --
     All other....................................................                 80            215            679
                                                                           ----------     ----------     ----------
     Sub-total income tax expense (benefit).......................             59,854        (33,632)        15,892
     Effects of recording equity income of certain affiliated
         Companies on an after-tax basis..........................                441         (2,066)        (1,860)
                                                                           ----------     ----------     ----------
     Total income tax expense (benefit)...........................         $   60,295     $  (35,698)    $   14,032
                                                                           ==========     ==========     ==========

Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions and from the effect of foreign currency devaluation in foreign subsidiaries which use the U.S. dollar as their functional currency.

At December 31, 2002, we had, for federal income tax purposes, operating loss carryforwards of approximately $56.3 million, expiring in the years 2011 through 2022.

We do not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of our ongoing business.

NOTE 6 - STOCK OPTION AND STOCK PURCHASE PLANS

In January 2001, we adopted the Non-Employee Director Stock Purchase Plan (the "Stock Purchase Plan") to encourage our directors to acquire a greater proprietary interest in our company through the ownership of our common stock. Under the Stock Purchase Plan each non-employee director could elect to receive shares of our common stock for all or a portion of their fee for serving as a director. The number of shares issuable is equal to 1.5 times the amount of cash compensation due the director divided by the fair market value of the common stock on the scheduled date of payment of the applicable director's fee. The shares have a restriction upon their sale for one year from the date of issuance. As of December 31, 2002, 337,850 shares had been issued from the plan. The Stock Purchase Plan was terminated by the Board of Directors in September 2002.

In July 2001, our shareholders approved the adoption of the 2001 Long Term Stock Incentive Plan. The 2001 Long Term Stock Incentive Plan provides for grants of options to purchase up to 1,697,000 shares of our common stock in the form of Incentive Stock Options and Non-qualified Stock Options to eligible participants including employees of our company or subsidiaries, directors, consultants and other key persons. The exercise price of stock options granted under the plan must be no less than the fair market value of our common stock on the date of grant. No officer may be granted more than 500,000 options during any one fiscal year, as adjusted for any changes in capitalization, such as stock splits. In the event of a change in control of our company, all outstanding options become immediately exercisable to the extent permitted by the plan. All options granted to date vest ratably over a three-year period from their dates of grant and expire ten years from grant date.

Since 1989 we have adopted several other stock option plans under which options to purchase shares of our common stock have been granted to employees, officers, directors, independent contractors and consultants. Options granted under these plans have been at prices equal to the fair market value of the stock on the grant dates. Options granted under the plans are generally exercisable in varying cumulative periodic installments after one year cannot be exercised more than ten years after the grant dates. Following the adoption of the 2001 Long Term Stock Incentive Plan, no options may be granted under any of these plans.

A summary of the status of our stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below (shares in thousands):

                                                   2002                    2001                    2000
                                            ------------------      ------------------      ------------------
                                            WEIGHTED                WEIGHTED                WEIGHTED
                                             AVERAGE                 AVERAGE                 AVERAGE
                                            EXERCISE                EXERCISE                EXERCISE
                                              PRICE    SHARES         PRICE     SHARES        PRICE     SHARES
                                            --------   -------      --------    ------      --------    ------
     Outstanding at beginning of the year:  $  6.36      6,865       $ 7.74      5,660       $ 7.55      6,300
     Options granted                           4.84        165         1.65      1,684         2.06        240
     Options exercised                         2.21     (1,515)          --         --         2.53        (85)
     Options cancelled                         8.03       (292)        6.43       (479)        4.90       (795)
                                                       -------                  ------                  ------
     Outstanding at end of the year            7.42      5,223         6.36      6,865         7.74      5,660
                                                       =======                  ======                  ======
     Exercisable at end of the year            8.49      4,360         8.32      4,800         9.68      4,099
                                                       =======                  ======                  ======

Significant option groups outstanding at December 31, 2002 and related weighted average price and life information follow:

                                              OUTSTANDING                                          EXERCISABLE
                       ----------------------------------------------------------    --------------------------------------
        RANGE OF             NUMBER          WEIGHTED-AVERAGE                             NUMBER
        EXERCISE         OUTSTANDING AT         REMAINING        WEIGHTED-AVERAGE     EXERCISABLE AT       WEIGHTED-AVERAGE
         PRICES        DECEMBER 31, 2002    CONTRACTUAL LIFE      EXERCISE PRICE     DECEMBER 31, 2002      EXERCISE PRICE
    ---------------    -----------------    -----------------    ----------------    -----------------     ----------------
    $ 1.55 - $ 2.75          2,475,149            7.70               $ 1.97              1,737,066              $ 2.09
    $ 4.89 - $ 7.00            520,333            4.38                 5.77                395,333                6.07
    $ 7.25 - $11.00            660,633            3.16                 8.88                660,633                8.88
    $11.50 - $16.50          1,071,665            3.91                13.58              1,071,665               13.58
    $17.38 - $24.13            494,833            4.05                21.13                494,833               21.13
                           -----------                                                  ----------
                             5,222,613                                                   4,359,530
                           ===========                                                  ==========

Of the number outstanding, 1,233,750 options are controlled by the company through the A. E. Benton settlement. See Note 13 - Related Party Transactions.

In connection with our acquisition of Benton Offshore China Company in December 1996, we adopted the Benton Offshore China Company 1996 Stock Option Plan. Under the plan, Benton Offshore China Company is authorized to issue up to 107,571 options to purchase our common stock for $7.00 per share. The plan was adopted in substitution of Benton Offshore China Company's stock option plan, and all options to purchase shares of Benton Offshore China Company common stock were replaced under the plan by options to purchase shares of our common stock. All options were issued upon the acquisition of Benton Offshore China Company and vested upon issuance. At December 31, 2002, options to purchase 74,427 shares of common stock were both outstanding and exercisable.

In addition to options issued pursuant to the plans, options have been issued to individuals other than officers, directors or employees of the Company at prices ranging from $5.63 to $11.88 which vest over three to four years. At December 31, 2002, a total of 192,500 options issued outside of the plans were both outstanding and exercisable.

NOTE 7 - STOCK WARRANTS

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at December 31, 2002 were (warrants in thousands):

                                                                                          WARRANTS
                                                                                ----------------------------
         DATE ISSUED                EXPIRATION DATE        EXERCISE PRICE        ISSUED          OUTSTANDING
         -----------                ---------------        --------------       --------         -----------
         July 1994                  July 2004                 $    7.50              150                  8
         December 1994              December 2004                 12.00               50                 50
         June 1995                  June 2007                     17.09              125                125
                                                                                --------          ---------
                                                                                     325                183
                                                                                ========          =========

NOTE 8 - OPERATING SEGMENTS

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenue from Venezuela is derived primarily from the production and sale of oil. Other income from USA and other is derived primarily from interest earnings on various investments and consulting revenues. Operations included under the heading "USA and Other" include corporate management, exploration activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the USA and Other segment and are not allocated to other operating segments.

YEAR ENDED DECEMBER 31, 2002:
(in thousands)                                    VENEZUELA    USA AND OTHER      RUSSIA      ELIMINATIONS    CONSOLIDATED
                                                 -----------   -------------   ------------   ------------    ------------
Revenues
    Oil sales...............................     $   127,015     $        -    $          -     $       -      $ 127,015
    Other comprehensive loss: hedge.........            (284)             -               -             -           (284)
                                                 -----------     ----------    ------------     ---------      ---------
                                                     126,731              -               -             -        126,731
                                                 -----------     ----------    ------------     ---------      ---------
Expenses
    Operating expenses......................          31,457            360           2,133             -         33,950
    Depletion, depreciation and
      amortization..........................          23,850          2,483              30             -         26,363
    General and administrative..............           4,310         11,420             774             -         16,504
    Bad debt recovery.......................               -         (3,276)              -             -         (3,276)
    Taxes other than on income..............           3,997             71               -             -          4,068
                                                 -----------     ----------    ------------     ---------      ---------
          Total expenses....................          63,614         11,058           2,937             -         77,609
                                                 -----------     ----------    ------------     ---------      ---------
Income (loss) from operations...............          63,117        (11,058)         (2,937)            -         49,122
Other non-operating income (expense)
    Gain on sale of investment..............               -        144,032              (3)            -        144,029
    Gain on early extinguishment of debt....               -            874               -             -            874
    Investment earnings and other...........           1,889          1,653               -        (1,462)         2,080
    Interest expense........................          (4,237)       (13,611)              -         1,538        (16,310)
    Net gain on exchange rates..............           4,356            197               -             -          4,553
    Intersegment revenues (expenses)........          15,156        (15,156)              -             -              -
    Equity in income of affiliated
      companies.............................               -              -             165             -            165
                                                 -----------     ----------    ------------     ---------      ---------
                                                      17,164        117,989             162            76        135,391
                                                 -----------     ----------    ------------     ---------      ---------
Income (loss) before income taxes...........          80,281        106,931          (2,775)           76        184,513
Income tax expense..........................           6,453         53,764               2            76         60,295
                                                 -----------     ----------    ------------     ---------      ---------
Operating segment income (loss).............          73,828         53,167          (2,777)            -        124,218
Write-down of oil and gas properties and
  impairments...............................               -        (14,537)              -             -        (14,537)
Minority interest...........................          (9,319)             -               -             -         (9,319)
                                                 -----------     ----------    ------------     ---------      ---------
Net income (loss)...........................     $    64,509     $   38,630    $     (2,777)    $       -      $ 100,362
                                                 ===========     ==========    ============     =========      =========
Total assets................................     $   209,733     $  122,355    $     52,302     $ (49,198)     $ 335,192
                                                 ===========     ==========    ============     =========      =========
Additions to properties.....................     $    42,486     $      738    $        122     $       -      $  43,346
                                                 ===========     ==========    ============     =========      =========

YEAR ENDED DECEMBER 31, 2001:
(in thousands)                                    VENEZUELA    USA AND OTHER      RUSSIA      ELIMINATIONS    CONSOLIDATED
                                                 -----------   -------------   ------------   ------------    ------------
Revenues
    Oil sales...............................     $   122,386     $        -    $          -     $       -      $ 122,386
                                                 -----------     ----------    ------------     ---------      ---------
Expenses
    Operating expenses......................          42,037             55             667             -         42,759
    Depletion, depreciation and
      amortization..........................          22,096          3,408              12             -         25,516
    General and administrative..............           4,151         14,972             949             -         20,072
    Taxes other than on income..............           4,666            704               -             -          5,370
                                                 -----------     ----------    ------------     ---------      ---------
          Total expenses....................          72,950         19,139           1,628             -         93,717
                                                 -----------     ----------    ------------     ---------      ---------
Income (loss) from operations...............          49,436        (19,139)         (1,628)            -         28,669
Other non-operating income (expense):
    Investment earnings and other...........           5,995          2,053              60        (5,020)         3,088
    Interest expense........................          (7,403)       (22,695)              -         5,223        (24,875)
    Net gain on exchange rates..............             732             36               -             -            768
    Intersegment revenues (expenses)........         (14,983)        14,983               -             -              -
    Equity in income of affiliated
      companies.............................               -              -           5,902             -          5,902
                                                 -----------     ----------    ------------     ---------      ---------
                                                     (15,659)        (5,623)          5,962           203        (15,117)
                                                 -----------     ----------    ------------     ---------      ---------
Income (loss) before income taxes...........          33,777        (24,762)          4,334           203         13,552
Income tax (benefit) expense ...............           6,491        (42,392)              -           203        (35,698)
                                                 -----------     ----------    ------------     ---------      ---------
Operating segment income....................          27,286         17,630           4,334             -         49,250
Write-down of oil and gas properties and
  impairments...............................               -           (468)              -             -           (468)
Minority interest...........................          (5,545)             -               -             -         (5,545)
                                                 -----------     ----------    ------------     ---------      ---------
Net income..................................     $    21,741     $   17,162    $      4,334     $       -      $  43,237
                                                 ===========     ==========    ============     =========      =========
Total assets................................     $   167,671     $  165,254    $    100,801     $ (85,575)     $ 348,151
                                                 ===========     ==========    ============     =========      =========
Additions to properties.....................     $    43,411     $        -    $         31     $       -      $  43,442
                                                 ===========     ==========    ============     =========      =========

YEAR ENDED DECEMBER 31, 2000:
(in thousands)                                    VENEZUELA    USA AND OTHER      RUSSIA      ELIMINATIONS    CONSOLIDATED
                                                 -----------   -------------   ------------   ------------    ------------
Revenues
    Oil and natural gas sales...............     $   139,890     $      394    $          -     $       -      $ 140,284
                                                 -----------     ----------    ------------     ---------      ---------
                                                     139,890            394               -             -        140,284
                                                 -----------     ----------    ------------     ---------      ---------
Expenses
    Operating expenses......................          46,727             59             644             -         47,430
    Depletion, depreciation and
      amortization..........................          16,285            879              11             -         17,175
    General and administrative..............           3,659         12,014           1,066             -         16,739
    Taxes other than on income..............           3,355          1,048             (13)            -          4,390
                                                 -----------     ----------    -------------    ---------      ---------
          Total expenses....................          70,026         14,000           1,708             -         85,734
                                                 -----------     ----------    ------------     ---------      ---------
Income (loss) from operations...............          69,864        (13,606)         (1,708)            -         54,550
Other non-operating income (expense):
    Investment earnings and other...........           1,392          8,986               -        (1,819)         8,559
    Interest expense........................          (6,131)       (24,661)              -         1,819        (28,973)
    Net gain on exchange rates..............             298             28               -             -            326
    Intersegment revenues (expenses)........         (12,226)        12,226               -             -              -
    Equity in income of affiliated
      companies.............................               -              -           5,313             -          5,313
                                                 -----------     ----------    ------------     ---------      ---------
                                                     (16,667)        (3,421)          5,313             -        (14,775)
                                                 ------------    -----------   ------------     ---------      ---------
Income (loss) before income taxes...........          53,197        (17,027)          3,605             -         39,775
Income tax expense .........................          14,020             12               -             -         14,032
                                                 -----------     ----------    ------------     ---------      ---------
Operating segment income (loss).............          39,177        (17,039)          3,605             -         25,743
Write-down of oil and gas properties and
  impairments...............................               -         (1,346)              -             -         (1,346)
Minority interest...........................          (7,869)             -               -             -         (7,869)
Extraordinary income on debt repurchase.....               -          3,960               -             -          3,960
                                                 -----------     ----------    ------------     ---------      ---------
Net income (loss)...........................     $    31,308     $  (14,425)   $      3,605     $       -      $  20,488
                                                 ===========     ==========    ============     =========      =========
Total assets................................     $   166,462     $  156,780    $     78,406     $(115,201)     $ 286,447
                                                 ===========     ==========    ============     =========      =========
Additions to properties.....................     $    54,112     $    3,075    $          9     $       -      $  57,196
                                                 ===========     ==========    ============     =========      =========

NOTE 9 - RUSSIAN OPERATIONS

GEOILBENT

         We own 34 percent of Geoilbent, a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye fields in the West Siberia region of Russia. Our investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the years ended September 30, 2002, 2001 and 2000 were 6.9 million Bbls, (4.6 million domestic and 2.3 million export) 5.2 million Bbls, (0.8 million domestic and 4.4 million export) and 4.2 million Bbls, respectively.

Prices for crude oil for the years ended September 30, 2002, 2001 and 2000 averaged $13.25 ($8.89 domestic and $21.73 export), $19.51 ($13.69 domestic and $20.48 export) and $18.56 per barrel, respectively. Depletion expense attributable to Geoilbent for the years ended September 30, 2002, 2001 and 2000 was $3.93, $2.88 and $2.25 per barrel, respectively. Summarized financial information for Geoilbent follows (in thousands). All amounts represent 100 percent of Geoilbent.

Year ended September 30:                                                 2002              2001              2000
                                                                     -----------       -----------       -----------
Revenues
    Oil sales....................................................    $    91,598       $   101,159       $    78,805
                                                                     -----------       -----------       -----------

Expenses
    Selling and distribution expenses............................          6,696             9,876             4,612
    Operating expenses...........................................         15,360            11,415             8,959
    Depletion, depreciation and amortization.....................         27,168            14,918             9,556
    General and administrative...................................          8,335             5,650             3,407
    Taxes other than on income...................................         27,657            26,011            18,286
                                                                     -----------       -----------       -----------
                                                                          85,216            67,870            44,820
                                                                     -----------       -----------       -----------

Income from operations...........................................          6,382            33,289            33,985

Other non-operating income (expense)
    Investment earnings and other................................            381               648              (724)
    Interest expense.............................................         (4,629)           (7,547)           (7,438)
    Net gain (loss) on exchange rates............................          2,053               781              (597)
                                                                     -----------       -----------       -----------
                                                                          (2,195)           (6,118)           (8,759)
                                                                     -----------       -----------       -----------

Income before income taxes.......................................          4,187            27,171            25,226
Income tax expense...............................................            302             6,751             6,321
                                                                     -----------       -----------       -----------
Net income ......................................................    $     3,885       $    20,420       $    18,905
                                                                     ===========       ===========       ===========

AT SEPTEMBER 30:
Current assets...................................................    $    18,785       $    35,447       $    30,979
Other assets.....................................................        186,815           187,706           163,332
Current liabilities..............................................         54,051            60,439            36,567
Other liabilities................................................          7,500            22,550            38,000
Net equity.......................................................        144,049           140,164           119,744

         The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") together agreed in 1996 to lend up to $65 million to Geoilbent, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. As of September 30, 2002, the outstanding balance of the loan with EBRD was $22 million and the IMB portion was $0.6 million which was repaid in November 2002. By agreement dated September 23, 2002, the loan agreement with EBRD was restructured into a revolving credit agreement, with up to $50.0 million available, including the $22 million already outstanding. The interest rate for the restructured loan is six-month LIBOR plus 4.75 percent, with additional interest up to 3 percent during the term portion of the loan based upon Geoilbent's net income. Principal payments are due in six equal semiannual installments beginning January 27, 2004. The restructured loan agreement grants EBRD a security interest in the assets of Geoilbent and requires that Geoilbent meet certain financial ratios and covenants, including a minimum current ratio. As of September 30, 2002, Geoilbent was not in compliance with the current 1:1 ratio requirement, but had received a waiver from EBRD through the quarters ended September 30, 2002. The loan agreement also provides for certain limitations on liens, additional indebtedness, certain investments, capital expenditures, dividends, mergers and sales of assets. In addition, the Company and Minley, have pledged their ownership interests in Geoilbent as security for the debt, and agreed to support Geoilbent in its obligations under the loan agreement, including providing technical and managerial personnel and resources to develop its fields. Under these agreements, the Company and Minley are each jointly and severally liable to EBRD for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by the other of its support obligations. As available, proceeds from the restructured loan will be used to reduce payables and to develop the South Tarasovskoye Field.

         The waiver from EBRD of the current ratio requirement expires March 31, 2003. On March 12, 2003 Geoilbent drew $8.0 million under the loan to reduce payables, there can be no assurance that the draw will be adequate to permit Geoilbent to meet the ratio requirement. If Geoilbent fails to meet the ratio requirements for two consecutive quarters it will result in an event of default whereby EBRD may, at its option, demand payment of the outstanding principal and interest. In addition, the restructured loan agreement requires that Geoilbent implement a new management information system by May 1, 2003. Geoilbent will be unable to timely satisfy this requirement which also results in an event of default whereby EBRD may, at its option, demand payment of the outstanding principal and interest.

         At September 30, 2002, and September 30, 2001, the current liabilities of Geoilbent exceeded its current assets by $35.3 million and $25.7 million, respectively. Included in current liabilities as of September 30, 2002 are loans repayable to EBRD ($22.0 million) and IMB ($0.6 million). This debt has been classified as current because Geoilbent will not be able to implement a new management information system as required by the EBRD loan facility. As a result of this situation, Geoilbent's independent accountants have indicated in their report that substantial doubt exists regarding Geoilbent's ability to meet its debts as they come due. While no assurance can be given, the Company believes these covenant defaults are temporary and does not result in an other than temporary decline in the Company's investment in Geoilbent or will cause EBRD to declare a default after considering Geoilbent's historical net income, cash flow from operating activities and other matters.

         Because of Geoilbent's significant working capital deficit, a substantial portion of its cash flow must be utilized to reduce accounts and taxes payable. Additionally, in order to maintain or increase proved oil and gas reserves, Geoilbent must make substantial capital expenditures in 2003. Geoilbent's net cash provided by operating activities is dependent on the level of oil prices, which are historically volatile and are significantly impacted by the proportion of production that Geoilbent can sell on the export market. Historically, Geoilbent has supplemented its cash flow from operations with additional borrowings or equity capital and may need to continue to do so. Should oil prices decline for a prolonged period or should Geoilbent not have access to additional capital, Geoilbent would need to reduce its capital expenditures, which could limit its ability to maintain or increase production and, in turn, meet its debt service requirements. Asset sales and financing are restricted under the terms of the EBRD loan.

         Geoilbent management plans to further address the working capital deficit by reducing certain capital expenditures and funding its 2003 debt service and planned capital expenditures with cash flows from existing producing properties and its development drilling program. At December 31, 2002, Geoilbent had accounts payable outstanding of $12.2 million of which approximately $5.9 million was 90 days or more past due. The amounts outstanding were primarily to contractors and vendors for drilling and construction services. Under Russian law, creditors, to whom payments are 90 days or more past due, can force a company into involuntary bankruptcy. Geoilbent's financial statements do not include any adjustments that might result if Geoilbent were unable to continue as a going concern.

         As of September 30, 2002, the Geoilbent ($2.5 million from Harvest and $5.0 million from Minley) shareholders had provided Geoilbent with subordinated loans totaling $7.5 million. These loans are unsecured and repayable commencing in January 2004. Our interest rate is based on LIBOR up to January 2004, and rises from 8 to 12 percent thereafter. There can be no assurance that Geoilbent will have the ability to repay the loan made by the Company when due.

ARCTIC GAS COMPANY

         In April 1998, we signed an agreement to earn a 40 percent equity interest in Arctic Gas Company, formerly Severneftegaz. Arctic Gas owns the exclusive rights to evaluate, develop and produce the natural gas, condensate and oil reserves in the Samburg and Yevo-Yakha license blocks in West Siberia. The two blocks comprise 794,972 acres within and adjacent to the Urengoy Field, Russia's largest producing natural gas field. Under the terms of a Cooperation Agreement between us and Arctic Gas, we will earn a 40 percent equity interest in exchange for providing or arranging for a credit facility of up to $100 million for the project, the terms and timing of which were finalized in February 2002. We received voting shares representing 40 percent ownership in Arctic Gas that contain restrictions on their sale and transfer. A Share Disposition Agreement provides for removal of the restrictions as disbursements are made under the credit facility. From December 1998 through December 31, 2001, we purchased shares representing an additional 28 percent equity interest not subject to any sale or transfer restrictions. On April 12, 2002, we concluded the Arctic Gas

Sale and transferred our 68 percent equity interest to the buyer. The equity earnings of Arctic Gas have historically been based on a calendar year ended September 30. The fourth quarter of 2001, the first quarter of 2002 and the first twelve days of April have been included in the results for 2002.

         We account for our interest in Arctic Gas using the equity method due to the significant influence we exercise over the operating and financial policies of Arctic Gas. Our weighted-average equity interest, not subject to any sale or transfer restrictions for the years ended December 31, 2002, 2001 and 2000 was 49 percent, 39 percent and 29 percent, respectively. We recorded as our share in the losses of Arctic Gas $1.5 million, $1.1 million and $0.7 million for the period ended April 12, 2002 and September 30, 2001, and 2000, respectively. Certain provisions of Russian corporate law would effectively require minority shareholder consent to enter into new agreements between us and Arctic Gas, or change any terms in any existing agreements between the two partners such as the Cooperation

         Agreement and the Share Disposition Agreement, including the conditions upon which the restrictions on the shares could be removed. Arctic Gas began selling oil in June 2000. Summarized financial information for Arctic Gas follows (in thousands). All amounts represent 100 percent of Arctic Gas.

YEAR ENDED SEPTEMBER 30:                                         2002               2001             2000
                                                              ---------          ----------       ----------
Revenues
   Oil Sales.................................                 $   7,880          $   13,374       $    3,354
                                                              ---------          ----------       ----------

Expenses
   Selling and distribution expenses.........                     3,170               3,867                -
   Operating expense.........................                     2,473               3,483            1,004
   Depletion, depreciation and amortization..                       333               1,032              432
   General and administrative................                     2,112               3,025            2,154
   Taxes other than on income................                     1,261               3,881            1,422
                                                              ---------          ----------       ----------
                                                                  9,349              15,288            5,012
                                                              ---------          ----------       ----------

Loss from operations.........................                    (1,469)             (1,914)          (1,658)

Other non-operating income (expense)
   Other income (expense)....................                        (4)                 54              (14)
   Interest and foreign exchange expense.....                    (1,722)             (1,848)          (1,558)
                                                              ---------          ----------       ----------
                                                                 (1,726)             (1,794)          (1,572)
                                                              ---------          ----------       ----------

Loss before income taxes.....................                    (3,195)             (3,708)          (3,230)
Income tax expense...........................                         -                   -              188
                                                              ---------          ----------       ----------
Net loss.....................................                 $  (3,195)         $   (3,708)      $   (3,418)
                                                              =========          ==========       ==========

AT SEPTEMBER 30:                                                                    2001             2000
                                                                                 ----------       ----------
Current assets...............................                                    $    4,423       $    1,205
Other assets.................................                                        14,986           10,120
Current liabilities..........................                                        35,658           23,955
Net (deficit)................................                                       (16,249)         (12,630)

NOTE 10 - VENEZUELA OPERATIONS

On July 31, 1992, we and our partner, Venezolana de Inversiones y Construcciones Clerico, C.A. ("Vinccler"), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., then one of three exploration and production affiliates of the national oil company, PDVSA. The operating service agreement covers the Uracoa, Bombal and Tucupita Fields that comprise the South Monagas Unit . Under the terms of the operating service agreement, Benton-Vinccler, a Venezuelan corporation owned 80 percent by us and 20 percent by Vinccler, is a contractor for PDVSA and is responsible for overall operations of the South Monagas Unit, including all necessary investments to reactivate and develop the fields comprising the South Monagas Unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement.

On September 19, 2002, Benton-Vinccler and PDVSA signed an amendment to the operating service agreement, providing for the delivery of up to 198 Bcf of natural gas through July 2012 at a price of $1.03 per Mcf. Natural gas sales are expected to commence at a rate of 40 to 50 MMcf of natural gas per day in the fourth quarter of 2003 and gradually increase up to 70 MMcfpd in 12 to 18 months from the initial sale. In addition, Benton-Vinccler agreed to sell to PDVSA 4.5 million barrels of oil at $7.00 per barrel beginning with our first gas sale. Initial gas production will come from Uracoa, which allows us to more efficiently manage the reservoir and eliminate the restrictions on producing oil wells with high gas to oil ratios. The gas reserves in Bombal will be used to meet the future terms of the gas contract in 2005 or 2006.

The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

We drilled eleven oil and two water injection wells in 2002.

NOTE 11 - UNITED STATES OPERATIONS

We had a 35 percent working interest in the Lakeside Exploration Prospect, Cameron Parish, Louisiana. In September 2002, we determined that the Claude Boudreaux #1 exploratory well was not prospective for hydrocarbons and assigned our entire interest in the Lakeside Exploration Prospect to a third party. We recognized $1.1 million impairment in the three months ended September 30, 2002.

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

NOTE 12 - CHINA OPERATIONS

In December 1996, we acquired Crestone Energy Corporation, subsequently renamed Benton Offshore China Company. Its principal asset is a petroleum contract with China National Offshore Oil Corporation ("CNOOC") for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The territorial dispute has lasted for many years, and there has been limited exploration and no development activity in the area under dispute. As part of our review of company assets, we conducted a third-party evaluation of the WAB-21 area. Through that evaluation and our own assessment we recorded a $13.4 million impairment charge in the second quarter of 2002. WAB-21 represents the $2.9 million excluded from the full cost pool as reflected on our December 31, 2002 balance sheet.

NOTE 13 - RELATED PARTY TRANSACTIONS

From 1996 through 1998, we made unsecured loans to our then Chief Executive Officer, A. E. Benton, bearing interest at the rate of 6 percent per annum. We subsequently obtained a security interest in Mr. Benton's shares of our stock and stock options. In August 1999, Mr. Benton filed a chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. In February 2000, we entered into a separation agreement with Mr. Benton pursuant to which we retained Mr. Benton under a consulting agreement to perform certain services for us. In addition, the consulting agreement provided Mr. Benton with incentive bonuses tied to our net cash receipts from the sale of our interests in Arctic Gas and Geoilbent. We paid Mr. Benton a total of $536,545 from February 2000 through May 2001 for services performed under the consulting agreement, and in June 2002, we made an estimated incentive bonus payment to Mr. Benton of $1.5 million in connection with the Arctic Gas Sale which we recorded as a reduction of the gain on the Arctic Gas Sale.

On May 11, 2001, Mr. Benton and the Company entered into a settlement and release agreement under which the consulting agreement was terminated as to future services and Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provides for the repayment of our loans to him. In March 2002, Mr. Benton filed a plan of reorganization in his bankruptcy case which incorporated the terms of the settlement agreement. On July 31, 2002, the bankruptcy court confirmed the plan of reorganization, and the order to become final on August 10, 2002. As of that date, Mr. Benton's indebtedness was about $6.7 million for which we provided a full reserve. On August 14, 2002, we exercised our rights with respect to 600,000 shares of stock in the Company pledged to repayment of the loan and took the shares into the Company as treasury stock. Based on a $3.56 closing price for the stock on that date, the value of the shares was $2.1 million. Also, in September 2002, we received a payment of about $1.1 million as a partial distribution from Mr. Benton's debtor-in-possession account. Finally, under the terms of the settlement agreement, we have retained about $0.1 million from the Arctic Gas bonus payment to Mr. Benton for a total recovery of $3.3 million. We continue to accrue interest and provide a reserve on the remaining amount due. About $960,000 remains in the debtor-in-possession account which Mr. Benton has withheld to cover expenses and estimated tax liability for the 600,000 shares of stock we acquired from Mr. Benton. We are due the balance of this account as the expenses and tax liabilities are finally determined. We also hold the rights to direct the exercise of Mr. Benton's stock options.

Mr. Benton and the Company disagree over Mr. Benton's remaining obligations to us under the settlement agreement and plan of reorganization. In addition, Mr. Benton is claiming that he is due significant additional amounts with respect to the incentive bonus associated with the Arctic Gas Sale. Mr. Benton and the Company have agreed to submit their dispute to binding arbitration. While the outcome of arbitration cannot be predicted, we believe that we have a substantial basis for our positions and intend to vigorously pursue them.

NOTE 14 - EARNINGS PER SHARE

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 34.6 million, 34.0 million and 30.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 36.1 million, 34.0 million and 30.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

An aggregate of 3.5 million options and warrants were excluded from the earnings per share calculations because their exercise price exceeded the average share price during the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, 6.7 million and 5.6 million options and warrants, respectively, were excluded from the earnings per share calculations because they were anti-dilutive.

NOTE 15 - SUBSEQUENT EVENT

Benton-Vinccler has hedged a portion of its 2003 oil sales by purchasing a WTI crude oil "put" to protect its 2003 cash flow. The put is for 10,000 barrels of oil per day for the period of March 1, 2003 through December 31, 2003. Due to the pricing structure for our Venezuela oil, the put has the economic effect of hedging approximately 20,000 Bopd. The put costing $2.50 per barrel, or approximately $7.7 million, has a strike price of $30.00 per barrel.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

                                                                              QUARTER ENDED
                                                       ---------------------------------------------------------
                                                         MARCH 31        JUNE 30      SEPTEMBER 30   DECEMBER 31
                                                       -----------     -----------    ------------   -----------
                                                              (amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31, 2002
Revenues.........................................      $    27,247     $    33,022    $    38,841    $    27,621
Expenses.........................................          (18,720)        (35,747)       (17,914)       (19,765)
Non-operating income (expense)...................           (3,948)        142,940           (818)        (2,948)
Income (loss) from consolidated companies before
   income taxes and minority interests...........            4,579         140,215         20,109          4,908
Income tax expense (benefit).....................            1,801          59,692          6,612         (7,810)
                                                       -----------     -----------    -----------    -----------
Income (loss) before minority interests..........            2,778          80,523         13,497         12,718
   Minority interests............................            1,380           2,031          2,590          3,318
                                                       -----------     -----------    -----------    -----------
Income (loss) from consolidated companies........            1,398          78,492         10,907          9,400
Equity in earnings (loss) of affiliated
  companies......................................               87          (2,172)         1,209          1,041
Net income (loss)................................      $     1,485     $    76,320    $    12,116    $    10,441
Other comprehensive loss.........................               --              --           (658)            --
                                                       -----------     -----------    -----------    -----------
Total comprehensive income.......................      $     1,485     $    76,320    $    11,458    $     9,791
                                                       ===========     ===========    ===========    ===========
Net income (loss) per common share:
   Basic ........................................      $      0.04     $      2.20    $      0.35    $      0.30
                                                       ===========     ===========    ===========    ===========
   Diluted.......................................      $      0.04     $      2.10    $      0.33    $      0.28
                                                       ===========     ===========    ===========    ===========

                                                                              QUARTER ENDED
                                                       ---------------------------------------------------------
                                                         MARCH 31        JUNE 30      SEPTEMBER 30   DECEMBER 31
                                                       -----------     -----------    ------------   -----------
                                                              (amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31, 2001
Revenues.........................................      $    34,338     $    32,844    $    31,370    $    23,834
Expenses.........................................          (24,674)        (24,493)       (22,345)       (22,673)
Non-operating expense............................           (5,304)         (5,152)        (5,119)        (5,444)
Income (loss) from consolidated companies before
   income taxes and minority interests...........            4,360           3,199          3,906         (4,283)
Income tax expense (benefit).....................            3,196           3,881          3,510        (46,285)
                                                       -----------     -----------    -----------    -----------
Income (loss) before minority interests..........            1,164            (682)           396         42,002
   Minority interests............................            1,293           1,541          1,523          1,188
                                                       -----------     -----------    -----------    -----------
Income (loss) from consolidated companies........             (129)         (2,223)        (1,127)        40,814
Equity in earnings (loss) of affiliated
  companies......................................            2,414           1,061          2,859           (432)
Net income (loss)................................      $     2,285     $    (1,162)   $     1,732    $    40,382
                                                       ===========     ===========    ===========    ===========
Net income (loss) per common share:
   Basic and Diluted.............................      $      0.07     $     (0.03)   $      0.05    $      1.19
                                                       ===========     ===========    ===========    ===========

In the second quarter of 2002, we recognized in non-operating income, the $140.2 million pre-tax gain on the Arctic Gas Sale, and in expense, the write-down of capitalized costs of $13.4 million associated with our WAB-21 offshore China concession.

In the fourth quarter of 2001, we recognized a $50.4 million tax benefit related to the expected utilization by the Arctic Gas Sale in 2002.

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

TABLE I - TOTAL COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION,
          EXPLORATION AND DEVELOPMENT ACTIVITIES (IN THOUSANDS):

                                                                         UNITED STATES
                                                 VENEZUELA      CHINA      AND OTHER      TOTAL
                                                 ---------    ---------  -------------  ---------
YEAR ENDED DECEMBER 31, 2002
     Development costs                           $  49,163    $     120    $     577    $  49,860
     Exploration costs                                 794         (149)          88          733
                                                 ---------    ---------    ---------    ---------
                                                 $  49,957    $     (29)   $     665    $  50,593
                                                 =========    =========    =========    =========

YEAR ENDED DECEMBER 31, 2001
     Development costs                           $  35,194    $      77    $      28    $  35,299
     Exploration costs                               7,694            -          909        8,603
                                                 ---------    ---------    ---------    ---------
                                                 $  42,888    $      77    $     937    $  43,902
                                                 =========    =========    =========    =========

YEAR ENDED DECEMBER 31, 2000
     Acquisition costs                           $       -    $       -    $     170    $     170
     Development costs                              47,604            -            -       47,604
     Exploration costs                                  94           84        2,470        2,648
                                                 ---------    ---------    ---------    ---------
                                                 $  47,698    $      84    $   2,640    $  50,422
                                                 =========    =========    =========    =========

TABLE II - CAPITALIZED COSTS RELATED TO OIL AND NATURAL GAS PRODUCING ACTIVITIES
           (IN THOUSANDS):

                                                                         UNITED STATES
                                                 VENEZUELA      CHINA      AND OTHER      TOTAL
                                                 ---------    ---------  -------------  ---------
DECEMBER 31, 2002
     Proved property costs                       $ 519,175    $  26,210    $  21,030    $ 566,415
     Costs excluded from amortization                   --        2,900           --        2,900
     Oilfield inventories                            7,286           --           --        7,286
     Less accumulated depletion and impairment    (386,824)     (26,210)     (20,764)    (433,798)
                                                 ---------    ---------    ---------    ---------
                                                 $ 139,637    $   2,900    $     266    $ 142,803
                                                 =========    =========    =========    =========

DECEMBER 31, 2001
     Proved property costs                       $ 469,218    $  12,892    $  19,813    $ 501,923
     Costs excluded from amortization                    -       16,248          560       16,808
     Oilfield inventories                           15,219            -            -       15,219
     Less accumulated depletion and impairment    (361,313)     (12,892)     (19,544)    (393,749)
                                                 ---------    ---------    ---------    ---------
                                                 $ 123,124    $  16,248    $     829    $ 140,201
                                                 =========    =========    =========    =========

DECEMBER 31, 2000
     Proved property costs                       $ 426,330    $  12,879    $  19,362    $ 458,571
     Costs excluded from amortization                    -       16,183          451       16,634
     Oilfield inventories                           15,343            -            -       15,343
     Less accumulated depletion and impairment    (339,542)     (12,879)     (19,090)    (371,511)
                                                 ---------    ---------    ---------    ---------
                                                 $ 102,131    $  16,183    $     723    $ 119,037
                                                 =========    =========    =========    =========

TABLE III - RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES
            (IN THOUSANDS):

                                                                         UNITED STATES
                                                 VENEZUELA      CHINA      AND OTHER      TOTAL
                                                 ---------    ---------  -------------  ---------
YEAR ENDED DECEMBER 31, 2002
     Oil sales                                   $ 126,731    $      --    $      --    $ 126,731
     Expenses:
         Operating, selling and distribution
           expenses and taxes other than
           on income                                31,608        2,493           --       34,101
         Write-down of oil and gas properties
           and impairments                              --       13,371        1,166       14,537
         Depletion                                  24,941           --           --       24,941
         Income tax expense                          4,715            3           --        4,718
                                                 ---------    ---------    ---------    ---------
              Total expenses                        61,264       15,867        1,166       78,297
                                                 ---------    ---------    ---------    ---------
     Results of operations from oil and
       natural gas producing activities          $  65,467    $ (15,867)   $  (1,166)   $  48,434
                                                 =========    =========    =========    =========

YEAR ENDED DECEMBER 31, 2001
     Oil sales                                   $ 122,386    $      --    $      --    $ 122,386
     Expenses:
         Operating, selling and distribution
           expenses and taxes other than
           on income                                42,212           --          722       42,934
         Write-down of oil and gas properties
           and impairments                               -           13          455          468
         Depletion                                  22,119           --           --       22,119
         Income tax expense                         11,156           --           13       11,169
                                                 ---------    ---------    ---------    ---------
              Total expenses                        75,487           13        1,190       76,690
                                                 ---------    ---------    ---------    ---------
     Results of operations from oil and
       natural gas producing activities          $  46,899    $     (13)   $  (1,190)   $  45,696
                                                 =========    =========    =========    =========

YEAR ENDED DECEMBER 31, 2000
     Oil and natural gas sales                   $ 139,890    $      --    $     394    $ 140,284
     Expenses:
         Operating, selling and distribution
           expenses and taxes other than
           on income                                46,879           --          731       47,610
         Write-down of oil and gas properties
           and impairments                              --            8        1,338        1,346
         Depletion                                  15,331           --           45       15,376
         Income tax expense                         20,398           --           12       20,410
                                                 ---------    ---------    ---------    ---------
              Total expenses                        82,608            8        2,126       84,742
                                                 ---------    ---------    ---------    ---------
     Results of operations from oil and
       natural gas producing activities          $  57,282    $      (8)   $  (1,732)   $  55,542
                                                 =========    =========    =========    =========

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

The evaluations of the oil and natural gas reserves as of December 31, 2002, 2001 and 2000 were prepared by Ryder Scott Company L.P., independent petroleum engineers.

The tables shown below represent our interests in the United Sates and Venezuela in each of the years. In addition to these reserves is our 34 percent interest in Geoilbent which combined with our United States and Venezuela crude oil, condensate and natural gas liquids reserves, represent our net interest in all reserves as of December 31, 2002.

                                                                            MINORITY
                                                  UNITED                  INTEREST IN
                                                  STATES      VENEZUELA    VENEZUELA    NET TOTAL
                                                 ---------    ---------   -----------   ---------
PROVED RESERVES-CRUDE OIL, CONDENSATE,
     AND NATURAL GAS LIQUIDS (MBbls)
YEAR ENDED DECEMBER 31, 2002
     Proved reserves beginning of the year..            --      104,514      (20,903)      83,611
         Revisions of previous estimates....            --          362          (72)         290
         Extensions, discoveries and
           improved recovery................            --           --           --           --
         Production.........................            --       (9,708)       1,942       (7,766)
         Sales of reserves in place.........            --           --           --           --
                                                 ---------    ---------    ---------    ---------
     Proved reserves at end of the year.....            --       95,168      (19,033)      76,135
                                                 =========    =========    =========    =========

     Russia - Geoilbent (34%) Proved
       reserves at end of the year..........                                               24,781
                                                                                        =========

YEAR ENDED DECEMBER 31, 2001
     Proved reserves beginning of the year..            --      123,039      (24,608)      98,431
         Revisions of previous estimates....            --       (8,747)       1,749       (6,998)
         Extensions, discoveries and
           improved recovery................            --           --           --           --
         Production.........................            --       (9,778)       1,956       (7,822)
         Sales of reserves in place.........            --           --           --           --
                                                 ---------    ---------    ---------    ---------
     Proved reserves at end of the year.....            --      104,514      (20,903)      83,611
                                                 =========    =========    =========    =========

     Russia - Arctic Gas (39%) Proved
       reserves at end of the year..........                                               20,964
                                                                                        =========
     Russia - Geoilbent (34%) Proved
       reserves at end of the year..........                                               29,668
                                                                                        =========

YEAR ENDED DECEMBER 31, 2000
     Proved reserves at beginning of the
       year.................................            --      134,961      (26,992)     107,969
         Revisions of previous estimates....            --       (8,826)       1,765       (7,061)
         Purchases of reserves in place.....            15           --           --           15
         Extensions, discoveries and
           improved recovery................            --        6,268       (1,254)       5,014
         Production.........................            (7)      (9,364)       1,873       (7,498)
         Sales of reserves in place.........            (8)          --           --           (8)
                                                 ---------    ---------    ---------    ---------
     Proved reserves at end of the year.....            --      123,039      (24,608)      98,431
                                                 =========    =========    =========    =========

     Russia - Arctic Gas (29%) Proved
       reserves at end of the year..........                                               15,821
                                                                                        =========
     Russia - Geoilbent (34%) Proved
       reserves at end of the year..........                                               32,614
                                                                                        =========

PROVED DEVELOPED RESERVES AT:
     December 31, 2002......................            --       53,833      (10,767)      43,066
     December 31, 2001......................            --       51,465      (10,293)      41,172
     December 31, 2000......................            --       67,217      (13,443)      53,774

     Russia - Arctic Gas Proved reserves
       at end of the year
     2001 (39%).............................                                                2,483
     2000 (29%).............................                                                2,325

     Russia - Geoilbent (34%) Proved
       reserves at end of the year
     2002...................................                                               11,840
     2001...................................                                               15,658
     2000...................................                                               14,913

PROVED RESERVES-NATURAL GAS (MMcf)
YEAR ENDED DECEMBER 31, 2002
     Proved reserves beginning of the year..            --           --           --           --
         Revisions of previous estimates....            --           --           --           --
         Extensions, discoveries and
           improved recovery................            --      198,000      (39,600)     158,400
         Sales of reserves in place.........            --           --           --           --
                                                 ---------    ---------    ---------    ---------
     Proved reserves end of the year........                    198,000      (39,600)     158,400
                                                 =========    =========    =========    =========

     Russia - Arctic Gas (39%) Proved
       reserves - December 31, 2001.........                                              208,010
                                                                                        =========
     Russia - Arctic Gas (39%)
       Proved reserves - December 31, 2000..                                              152,496
                                                                                        =========

PROVED DEVELOPED RESERVES AT:
     December 31, 2002......................            --      105,000      (21,000)      84,000

     Russia - Arctic Gas
     2001 (39%).............................                                               21,292
     2000 (29%).............................                                               17,801

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

The tables shown below represent our interest Venezuela in each of the years. In addition to these reserves is our 34 percent interest in Geoilbent and our Arctic Gas interest of 39% and 29% at December 31, 2001 and 2000, respectively. Which combined with our Venezuela crude oil, condensate and natural gas liquids reserves represent our net interest in all reserves as of December 31, 2002. Geoilbent's Russian domestic crude oil price declined significantly for the period from September 30, 2002 until December 31, 2002. The standardized measure of discounted future net cash flows declined from $92.9 million to $41.5 million. There was a $5.05 per barrel decline in the value of a barrel between these two periods. The reserves in place and development cost structure were approximately the same. The lower prices at December 31, 2002 were offset by lower royalties, production taxes, export fees and income taxes. The Russian domestic crude oil price declined from approximately $9.50 to $5.00 per barrel by December 31. While world crude oil prices and Russian export prices increased from approximately $20 to $29. Geoilbent sells approximately 66 percent of its crude oil sales into the Russian domestic market. Geoilbent's production is currently limited to shipments on the Transneft crude oil pipeline system. This system suffers from winter export limitations. Geoilbent reports its standardized measure of discounted future net cash flows at September 30. The Company reports the results of Ryder Scott Company L.P. independent engineering evaluation at December 31 to provide comparability with its Venezuelan reserves. Geoilbent's 34 percent interest declined by $51.4 million as measured by the December 31, 2002 year-end weighted average price. We do not believe that the year-end prices are indicative of the value of Geoilbent. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                       MINORITY
                                                                     INTEREST IN
                                                      VENEZUELA       VENEZUELA      NET TOTAL
                                                     -----------     -----------    -----------
                                                               (amounts in thousands)
DECEMBER 31, 2002
     Future cash inflow                              $ 1,510,346     $  (302,069)   $ 1,208,277
     Future production costs                            (400,694)         80,139       (320,555)
     Future development costs                           (192,671)         38,534       (154,137)
                                                     -----------     -----------    -----------
     Future net revenue before income taxes              916,981        (183,396)       733,585
     10% annual discount for estimated timing
       of cash flows                                    (315,376)         63,075       (252,301)
                                                     -----------     -----------    -----------
     Discounted future net cash flows before
       income taxes                                      601,605        (120,321)       481,284
     Future income taxes, discounted at 10%
       per annum                                        (204,356)         40,871       (163,485)
                                                     -----------     -----------    -----------
     Standardized measure of discounted future
       net cash flows                                $   397,249     $   (79,450)   $   317,799
                                                     ===========     ===========    ===========

     Russia - Geoilbent (34%)                                                       $    45,395
                                                                                    ===========

DECEMBER 31, 2001
     Future cash flows                               $ 1,030,404     $  (206,081)   $   824,323
     Future production costs                            (558,431)        111,686       (446,745)
     Future development costs                           (142,006)         28,401       (113,605)
                                                     -----------     -----------    -----------
     Future net revenue before income taxes              329,967         (65,994)       263,973
     10% annual discount for estimated timing
       of cash flows                                    (109,704)         21,941        (87,763)
                                                     -----------     -----------    -----------
     Discounted future net cash flows before
       income taxes                                      220,263         (44,053)       176,210
     Future income taxes, discounted at 10%
       per annum                                         (16,103)          3,221        (12,882)
                                                     -----------     -----------    -----------
     Standardized measure of discounted future
       net cash flows                                $   204,160     $   (40,832)   $   163,328
                                                     ===========     ===========    ===========

       Russia - Arctic Gas (29%)                                                    $    82,205
                                                                                    ===========
       Russia - Geoilbent (34%)                                                     $    70,648
                                                                                    ===========

DECEMBER 31, 2000
     Future cash inflow                              $ 1,505,870     $  (301,174)   $ 1,204,696
     Future production costs                            (618,870)        123,774       (495,096)
     Future development costs                           (166,039)         33,208       (132,831)
                                                     -----------     -----------    -----------
     Future net revenue before income taxes              720,961        (144,192)       576,769
     10% annual discount for estimated timing
       of cash flows                                    (260,381)         52,076       (208,305)
                                                     -----------     -----------    -----------
     Discounted future net cash flows before
       income taxes                                      460,580         (92,116)       368,464
     Future income taxes, discounted at 10%
       per annum                                        (104,894)         20,979        (83,915)
                                                     -----------     -----------    -----------
     Standardized measure of discounted future
       net cash flows                                $   355,686     $   (71,137)   $   284,549
                                                     ===========     ===========    ===========

       Russia - Arctic Gas (29%)                                                    $    56,880
                                                                                    ===========
       Russia - Geoilbent (34%)                                                     $   114,725
                                                                                    ===========

TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
           FLOWS FROM PROVED RESERVES

                                                                                  NET VENEZUELA
                                                                       -----------------------------------
                                                                          2002         2001         2000
                                                                       ---------    ---------    ---------
                                                                             (AMOUNTS IN THOUSANDS)
Present Value at January 1                                             $ 163,328    $ 284,549    $ 380,865
Sales of oil and natural gas, net of related costs                       (76,098)     (64,139)     (58,913)
Revisions to estimates of proved reserves
     Net changes in prices, development and production costs             310,043     (141,429)    (124,402)
     Quantities                                                              611      (26,198)     (26,494)
Extensions, discoveries and improved recovery, net of future costs        89,670           --       16,429
Accretion of discount                                                     17,621       36,846       52,135
Net change in income taxes                                              (150,603)      71,033       56,567
Development costs incurred                                                40,532       23,768       36,210
Changes in timing and other                                              (77,305)     (21,102)     (47,848)
                                                                       ---------    ---------    ---------
     Present Value at December 31                                      $ 317,799    $ 163,328    $ 284,549
                                                                       =========    =========    =========

ADDITIONAL SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) FOR RUSSIA EQUITY AFFILIATES AS OF SEPTEMBER 30, THEIR FISCAL YEAR END.

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

Geoilbent (34 percent ownership by us) and Arctic Gas (39 percent and 29 percent ownership not subject to certain sale and transfer restrictions at December 31, 2002 and 2001, until Arctic Gas was sold on April 12, 2002, respectively), which are accounted for under the equity method, have been included at their respective ownership interests in the consolidated financial statements based on a fiscal period ending September 30 and, accordingly, results of operations for oil and natural gas producing activities in Russia reflect the years ended September 30, 2002, 2001, and 2000.


TABLE I - TOTAL COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION
          AND DEVELOPMENT ACTIVITIES (IN THOUSANDS):

                                                                                       TOTAL EQUITY
                                                              ARCTIC GAS   GEOILBENT    AFFILIATES
                                                              ----------   ---------   ------------
YEAR ENDED SEPTEMBER 30, 2002
     Development costs                                        $      --    $   8,501    $   8,501
     Exploration costs                                           16,156          498       16,654
                                                              ---------    ---------    ---------
                                                              $  16,156    $   8,999    $  25,155
                                                              =========    =========    =========

YEAR ENDED SEPTEMBER 30, 2001
     Development costs                                        $      --    $  11,418    $  11,418
     Exploration costs                                            8,136        2,074       10,210
                                                              ---------    ---------    ---------
                                                              $   8,136    $  13,492    $  21,628
                                                              =========    =========    =========

YEAR ENDED SEPTEMBER 30, 2000
     Development costs                                        $      --    $  13,290    $  13,290
     Exploration costs                                            4,206          279        4,485
                                                              ---------    ---------    ---------
                                                              $   4,206    $  13,569    $  17,775
                                                              =========    =========    =========

TABLE II - CAPITALIZED COSTS RELATED TO OIL AND NATURAL GAS PRODUCING ACTIVITIES
           (IN THOUSANDS):

                                                                                       TOTAL EQUITY
                                                              ARCTIC GAS   GEOILBENT    AFFILIATES
                                                              ----------   ---------   ------------
SEPTEMBER 30, 2002
Proved property costs                                         $      --    $  94,404    $  94,404
Costs excluded from amortization                                     --          272          272
Oilfield inventories                                                 --        2,348        2,348
Less accumulated depletion and impairment                            --      (31,440)     (31,440)
                                                              ---------    ---------    ---------
                                                              $      --    $  65,584    $  65,584
                                                              =========    =========    =========

SEPTEMBER 30, 2001
Proved property costs                                         $   5,786    $  85,677    $  91,463
Costs excluded from amortization                                 11,549           --       11,549
Oilfield inventories                                                175        4,357        4,532
Less accumulated depletion and impairment                          (389)     (22,203)     (22,592)
                                                              ---------    ---------    ---------
                                                              $  17,121    $  67,831    $  84,952
                                                              =========    =========    =========

SEPTEMBER 30, 2000
Proved property costs                                         $  12,901    $  72,184    $  85,085
Costs excluded from amortization                                  6,536           --        6,536
Oilfield inventories                                                 --        2,705        2,705
Less accumulated depletion and impairment                           (78)     (17,130)     (17,208)
                                                              ---------    ---------    ---------
                                                              $  19,359    $  57,759    $  77,118
                                                              =========    =========    =========

TABLE III - RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES
            (IN THOUSANDS):

                                                                                       TOTAL EQUITY
                                                              ARCTIC GAS   GEOILBENT    AFFILIATES
                                                              ----------   ---------   ------------
YEAR ENDED DECEMBER 31, 2002
   Oil sales                                                  $   3,554    $  31,039    $  34,593
   Expenses:
     Operating, selling and distribution expenses and taxes
       other than on income                                       3,102       16,902       20,004
     Depletion                                                      139        9,237        9,376
     Income tax expense                                              19        1,955        1,974
                                                              ---------    ---------    ---------
       Total expenses                                             3,260       28,094       31,354
                                                              ---------    ---------    ---------
   Results of operations from oil and natural gas
     producing activities                                     $     294    $   2,945    $   3,239
                                                              =========    =========    =========


YEAR ENDED DECEMBER 31, 2001
   Oil sales                                                  $   4,016    $  34,261    $  38,277
   Expenses:
     Operating, selling and distribution expenses and taxes
       other than on income                                       3,381       16,083       19,464
     Depletion                                                      311        5,072        5,383
     Income tax expense                                              80        3,742        3,822
                                                              ---------    ---------    ---------
       Total expenses                                             3,772       24,897       28,669
                                                              ---------    ---------    ---------
   Results of operations from oil and natural gas
     producing activities                                     $     244    $   9,364    $   9,608
                                                              =========    =========    =========

YEAR ENDED DECEMBER 31, 2000
   Oil sales                                                  $     889    $  26,716    $  27,605
   Expenses:
     Operating, selling and distribution expenses and taxes
       other than on income                                         604       10,831       11,435
     Depletion                                                       78        3,249        3,327
     Income tax expense                                              54        3,306        3,360
                                                              ---------    ---------    ---------
       Total expenses                                               736       17,386       18,122
                                                              ---------    ---------    ---------
   Results of operations from oil and natural gas
     producing activities                                     $     153    $   9,330    $   9,483
                                                              =========    =========    =========

TABLE IV - QUANTITIES OF OIL AND NATURAL GAS RESERVES

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Geoilbent and Arctic Gas oil and gas fields are situated on land belonging to the Government of the Russian Federation. Each obtained licenses from the local authorities and pays unified production taxes to explore and produce oil and gas from these fields. Geoilbent's licenses will expire in September 2018 the license expiration for the North Gubkinskoye field, and in March 2023 for the South Tarasovskoye field. However, under Paragraph 4 of the Russian Federal Law 20-FZ, dated January 2, 2000, the license may be extended over the economic life of the lease at Geoilbent's option. Geoilbent intends to extend such licenses for properties that are expected to produce subsequent to their expiry dates. Estimates of proved reserves extending past the license expiration represent approximately 5 percent of total proved reserves. Arctic Gas had licenses to develop the Samburg and Yevo-Yakhinskiy fields in western Siberia. Arctic Gas was sold on April 12, 2002.

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

Changes in previous estimates of proved reserves result from new information obtained from production history and changes in economic factors.

                                                                                       TOTAL EQUITY
                                                              ARCTIC GAS   GEOILBENT    AFFILIATES
                                                              ----------   ---------   ------------
PROVED RESERVES-CRUDE OIL, CONDENSATE,
     AND NATURAL GAS LIQUIDS (MBbls)

YEAR ENDED SEPTEMBER 30, 2002
     Proved reserves beginning of the year                       20,965       29,668       50,633
         Revisions of previous estimates                             --       (3,455)      (3,455)
         Extensions, discoveries and improved recovery               --        1,493        1,493
         Production                                                 (89)      (2,350)      (2,439)
         Sales of reserves in place                             (20,876)          --      (20,876)
                                                              ---------    ---------    ---------
     Proved reserves at end of the year                              --       25,356       25,356
                                                              =========    =========    =========

YEAR ENDED SEPTEMBER 30, 2001
     Proved reserves beginning of the year                       15,821       32,614       48,435
         Revisions of previous estimates                          5,327       (5,594)        (267)
         Extensions, discoveries and improved recovery               --        4,411        4,411
         Production                                                (183)      (1,763)      (1,946)
         Sales of reserves in place                                  --           --           --
                                                              ---------    ---------    ---------
     Proved reserves at end of the year                          20,965       29,668       50,633
                                                              =========    =========    =========

YEAR ENDED SEPTEMBER 30, 2000
     Proved reserves beginning of the year                        3,715       36,414       40,129
         Revisions of previous estimates                          4,093       (6,904)      (2,811)
         Extensions, discoveries and improved recovery            8,062        4,548       12,610
         Production                                                 (49)      (1,444)      (1,493)
         Sales of reserves in place                                  --           --           --
                                                              ---------    ---------    ---------
     Proved reserves at end of the year                          15,821       32,614       48,435
                                                              =========    =========    =========

PROVED DEVELOPED RESERVES AT:
     September 30, 2002                                              --       11,840       11,840
     September 30, 2001                                           2,483       15,658       18,141
     September 30, 2000                                           2,325       14,913       17,238

PROVED RESERVES-NATURAL GAS (MMcf)
YEAR ENDED SEPTEMBER 30, 2002
     Proved reserves beginning of the year                      208,010           --      208,010
         Revisions of previous estimates                             --           --           --
         Extensions, discoveries and improved recovery               --           --           --
         Production                                                  --           --           --
         Sales of reserves in place                            (208,010)          --     (208,010)
                                                              ---------    ---------    ---------
     Proved reserves end of the year                                 --           --           --
                                                              =========    =========    =========

YEAR ENDED SEPTEMBER 30, 2001
     Proved reserves beginning of the year                      152,496           --      152,496
         Revisions of previous estimates                         55,514           --       55,514
         Extensions, discoveries and improved recovery               --           --           --
         Production                                                  --           --           --
         Sales of reserves in place                                  --           --           --
                                                              ---------    ---------    ---------
     Proved reserves end of the year                            208,010           --      208,010
                                                              =========    =========    =========

YEAR ENDED SEPTEMBER 30, 2000
     Proved reserves beginning of the year                           --           --           --
         Revisions of previous estimates                             --           --           --
         Extensions, discoveries and improved recovery          152,496           --      152,496
         Production                                                  --           --           --
         Sales of reserves in place                                  --           --           --
                                                              ---------    ---------    ---------
     Proved reserves end of the year                            152,496           --      152,496
                                                              =========    =========    =========

PROVED DEVELOPED RESERVES AT:
     September 30, 2002                                              --           --           --
     September 30, 2001                                          21,292           --       21,292
     September 30, 2000                                          17,801           --       17,801

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

                                                                                       TOTAL EQUITY
                                                              ARCTIC GAS   GEOILBENT    AFFILIATES
                                                              ----------   ---------   ------------
                                                                      (amounts in thousands)
SEPTEMBER 30, 2002
     Future cash inflow                                       $      --    $ 469,837   $   469,837
     Future production costs                                         --      203,754)     (203,754)
     Future development costs                                        --      (40,707)      (40,707)
                                                              ---------    ---------   -----------
     Future net revenue before income taxes                          --      225,376       225,376
     10% annual discount for estimated timing of cash flows          --     (108,147      (108,147)
                                                              ---------    ---------   -----------
     Discounted future net cash flows before income taxes            --      117,229       117,229
     Future income taxes, discounted at 10% per annum                --      (24,290)      (24,290)
                                                              ---------    ---------   -----------
     Standardized measure of discounted future net
       cash flows                                             $      --    $  92,939   $    92,939
                                                              =========    =========   ===========

SEPTEMBER 30, 2001
     Future cash inflow                                       $ 630,340    $ 434,348   $ 1,064,688
     Future production costs                                   (373,458)    (251,335)     (624,793)
     Future development costs                                   (49,139)     (37,020)      (86,159)
                                                              ---------    ---------   -----------
     Future net revenue before income taxes                     207,743      145,993       353,736
     10% annual discount for estimated timing of cash flows     (99,343)     (64,868)     (164,211)
                                                              ---------    ---------   -----------
     Discounted future net cash flows before income taxes       108,400       81,125       189,525
     Future income taxes, discounted at 10% per annum           (26,195)     (10,477)      (36,672)
                                                              ---------    ---------   -----------
     Standardized measure of discounted future net
       cash flows                                             $  82,205    $  70,648   $   152,853
                                                              =========    =========   ===========

SEPTEMBER 30, 2000
     Future cash inflow                                       $ 584,346    $ 688,981   $ 1,273,327
     Future production costs                                   (395,238)    (416,440)     (811,678)
     Future development costs                                   (36,585)     (34,035)      (70,620)
                                                              ---------    ---------   -----------
     Future net revenue before income taxes                     152,523      238,506       391,029
     10% annual discount for estimated timing of cash flows     (78,006)     (98,346)     (176,352)
                                                              ---------    ---------   -----------
     Discounted future net cash flows before income taxes        74,517      140,160       214,677
     Future income taxes, discounted at 10% per annum           (17,637)     (25,435)      (43,072)
                                                              ---------    ---------   -----------
     Standardized measure of discounted future net
       cash flows                                             $  56,880    $ 114,725   $   171,605
                                                              =========    =========   ===========

TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
           FLOWS FROM PROVED RESERVES

                                                                                EQUITY AFFILIATES
                                                                       -----------------------------------
                                                                         2002         2001         2000
                                                                       ---------    ---------    ---------
                                                                             (AMOUNTS IN THOUSANDS)
Present Value at October 1                                             $ 152,853    $ 171,605    $ 175,913
Sales of oil and natural gas, net of related costs                       (23,644)     (19,001)     (20,977)
Revisions to estimates of proved reserves
     Net changes in prices, development and production costs              76,545      (39,880)     (72,740)
     Quantities                                                          (10,007)       8,881      (19,685)
Sales of reserves in place                                               (82,205)          --           --
Extensions, discoveries and improved recovery, net of future costs         2,031       18,767       73,542
Accretion of discount                                                      7,065       21,468       22,359
Net change in income taxes                                                 1,145        6,400        4,604
Development costs incurred                                                 8,999       17,110        8,475
Changes in timing and other                                              (39,843)     (32,497)         114
                                                                       ---------    ---------    ---------
     Present Value at September 30                                     $  92,939    $ 152,853    $ 171,605
                                                                       =========    =========    =========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 28th day of March, 2003.

                                             HARVEST NATURAL RESOURCES, INC.
                                                      (Registrant)

Date:  March 28, 2003                        By:      /s/Peter J. Hill
                                                --------------------------------
                                                Peter J. Hill
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 28th day of March, 2003, on behalf of the Registrant in the capacities indicated:

Signature                                                         Title
---------                                                         -----
/s/ Peter J. Hill                                                 Director, President and Chief Executive
---------------------------------------------------               Officer
Peter J. Hill

/s/ Steven W. Tholen                                              Senior Vice President, Chief Financial
---------------------------------------------------               Officer and Treasurer
Steven W. Tholen                                                  (Principal Financial Officer)

/s/ Kurt A. Nelson                                                Vice President-Controller
---------------------------------------------------               (Principal Accounting Officer)
Kurt A. Nelson

/s/ Stephen D. Chesebro'                                          Chairman of the Board and Director
---------------------------------------------------
Stephen D. Chesebro'

/s/ John U. Clarke                                                Director
---------------------------------------------------
John U. Clarke

/s/ H.H. Hardee                                                   Director
--------------------------------------------------
H.H. Hardee

/s/ Patrick M. Murray                                             Director
---------------------------------------------------
Patrick M. Murray

I, Peter J. Hill, certify that:

      1. I have reviewed this annual report on Form 10-K of Harvest Natural Resources, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                           /s/ Peter J. Hill
                                           -------------------------------------
                                           Peter J. Hill
                                           President and Chief Executive Officer

I, Steven W. Tholen, certify that:

      1. I have reviewed this annual report on Form 10-K of Harvest Natural Resources, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                           /s/ Steven W. Tholen
                                           -------------------------------------
                                           Steven W. Tholen
                                           Senior Vice President and
                                           Chief Financial Officer

                                  SCHEDULE II

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                                 (in thousands)

                                                                            ADDITIONS
                                                                 -------------------------------
                                                 BALANCE AT                         CHARGED TO       DEDUCTIONS        BALANCE AT
                                                BEGINNING OF      CHARGED TO           OTHER            FROM             END OF
                                                    YEAR            INCOME           ACCOUNTS         RESERVES            YEAR
                                                -------------    -------------     -------------    -------------    --------------
AT DECEMBER 31, 2002
Amounts deducted from applicable assets
      Accounts receivable                          $ 6,512           $   289           $    -       $    3,276           $ 3,525
      Deferred tax valuation allowance              19,700            20,577                             1,131            39,146
      Investment at cost                             1,350                 -                -                -             1,350

AT DECEMBER 31, 2001
Amounts deducted from applicable assets
      Accounts receivable                          $ 6,518           $   330           $    -       $      336           $ 6,512
      Deferred tax valuation allowance              54,207            14,352            (11,008)        37,851            19,700
      Investment at cost                             1,350                 -                -                -             1,350

AT DECEMBER 31, 2000
Amounts deducted from applicable assets
      Accounts receivable                          $ 6,187           $   331                -                -           $ 6,518
      Deferred tax valuation allowance              51,913             2,446                -              152            54,207
      Investment at cost                             1,350                 -                -                -             1,350

                                                                    SCHEDULE III
                                                 HARVEST NATURAL RESOURCES, INC.









LLC GEOILBENT
FINANCIAL STATEMENTS
30 SEPTEMBER 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Owners of Limited Liability Company Geoilbent


In our opinion, the accompanying balance sheets and the related statements of income, cash flows and changes in stockholders' equity, present fairly, in all material respects, the financial position of LLC Geoilbent (the "Company") at 30 September 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended 30 September 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 4 and 11 to the financial statements, the Company has a long-term debt facility for which it will be unable to meet certain loan covenants and therefore the lender may declare the loan to be in default and can accelerate the maturity. Accordingly, this long-term debt has been classified in the accompanying financial statements as a current liability resulting in a working capital deficit of approximately US$ 35,266,000 as at 30 September 2002 which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




ZAO PricewaterhouseCoopers

Moscow, Russian Federation
28 February 2003

LLC GEOILBENT
BALANCE SHEETS
(expressed in thousand of US Dollars)

----------------------------------------------------------------------------------------------------------------

                                                                                        As at              As at
                                                                Notes       30 September 2002  30 September 2001
----------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                               2,001              4,409
Restricted cash                                                   5                     1,469             10,208
Accounts receivable and advances to suppliers                     7                     6,308              7,265
Inventories                                                       8                     7,201             13,565
Deferred income tax, current                                      15                    1,806                  -
----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                   18,785             35,447

Oil and gas producing properties, full cost method                9                   185,989            186,688
Deferred income tax, non-current                                  15                      696                  -
Other long term assets                                                                    130              1,018
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          205,600            223,153
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                                             10                        -              3,000
Current portion of long-term debt                                 11                   22,550             18,200
Accounts payable                                                                       15,244             20,673
Trade advances                                                                          3,000              8,753
Taxes payable                                                     12                   12,354              7,484
Other payables and accrued expenses                                                       903              2,329
----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                              54,051             60,439

Long-term debt                                                    11                    7,500             22,550
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                      61,551             82,989
================================================================================================================

COMMITMENTS AND CONTINGENT LIABILITIES                            17                        -                  -

Contributed capital                                                                    82,518             82,518
Retained earnings                                                                      61,531             57,646
----------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                        13                  144,049            140,164
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            205,600            223,153
================================================================================================================

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
STATEMENTS OF INCOME
(expressed in thousand of US Dollars)

----------------------------------------------------------------------------------------------------------------

                                                             Year ended          Year ended          Year ended
                                              Notes   30 September 2002   30 September 2001   30 September 2000
----------------------------------------------------------------------------------------------------------------
TOTAL SALES AND OTHER OPERATING REVENUES       14                91,598             101,159             78,805
----------------------------------------------------------------------------------------------------------------

COSTS AND OTHER DEDUCTIONS
Operating expenses                                               15,360              11,415              8,959
Selling and distribution expenses                                 6,696               9,876              4,612
General and administrative expenses                               8,335               5,650              3,407
Depletion expense                               9                27,168              14,918              9,556
Taxes other than income tax                    15                27,657              26,011             18,286
----------------------------------------------------------------------------------------------------------------

TOTAL COSTS AND OTHER DEDUCTIONS                                 85,216              67,870             44,820
================================================================================================================

OTHER INCOME AND EXPENSE
Exchange (gain)/ loss, net                                       (2,053)               (781)               597
Interest expense, net                                             4,629               7,547              7,438
Other non-operating (income)/ loss, net                            (381)               (648)               724
----------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                               2,195               6,118              8,759
----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX                                          4,187              27,171             25,226
----------------------------------------------------------------------------------------------------------------

INCOME TAX EXPENSE                             15
Current income tax expense                                        2,804               6,751              6,321
Deferred income tax benefit                                      (2,502)                  -                  -
----------------------------------------------------------------------------------------------------------------

TOTAL INCOME TAX EXPENSE                                            302               6,751              6,321
----------------------------------------------------------------------------------------------------------------

NET INCOME                                                        3,885              20,420             18,905
================================================================================================================

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
STATEMENTS OF CASHFLOWS
(expressed in thousand of US Dollars)

----------------------------------------------------------------------------------------------------------------

                                                                Year ended        Year ended          Year ended
                                                         30 September 2002    September 2001   30 September 2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           3,885            20,420             18,905
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depletion expense                                             27,168            14,918              9,556
      Amortization of financing costs                                  520               520                520
      Deferred income tax benefit                                   (2,502)                -                  -
      Effect of foreign exchange on balance sheet
      items                                                         (2,053)             (781)               597

Decrease/(increase) in accounts receivable and
  advances                                                             403                85             (1,081)
Decrease/(increase) in inventories                                   6,362            (4,700)            (2,666)
Increase/(decrease) in accounts payable                             (3,407)           11,902              6,624
Increase/(decrease) in trade advances                               (5,747)            3,785              5,067
Increase in taxes payable                                            5,436             4,780                515
Increase/(decrease) in other payables and accrued
  expenses                                                          (1,378)           (2,386)               608
----------------------------------------------------------------------------------------------------------------

Cash provided by operating activities                               28,687            48,543             38,645
----------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to oil and gas producing properties                      (26,469)          (39,683)           (39,910)
Disposal/(purchase) of investments                                     367              (129)               (27)
----------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                              (26,102)          (39,812)           (39,937)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of short-term borrowings from founders                           -              (717)            (4,534)
Payment of short-terms borrowings                                   (3,000)           (3,845)                 -
Proceeds from short-term borrowings                                      -             6,446              2,602
Proceeds from long-term borrowings from founders                     7,500                 -                  -
Payments of long-term borrowings                                   (18,200)          (10,455)              (140)
Decrease/(increase) in restricted cash                               8,738             2,153             (2,889)
----------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                               (4,962)           (6,418)            (4,961)
----------------------------------------------------------------------------------------------------------------

Effect of foreign exchange on cash balances                            (31)              (37)              (567)
----------------------------------------------------------------------------------------------------------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                (2,408)            2,276             (6,820)

Cash and cash equivalents, beginning of year                         4,409             2,133              8,953
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                               2,001             4,409              2,133
================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                        4,862             7,609              5,536
Income taxes paid                                                    2,747             6,906              5,523

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(expressed in thousands of US Dollars except as indicated)

----------------------------------------------------------------------------------------------------------------

                                                                                             Total stockholders'
                                              Contributed capital    Retained earnings             equity
----------------------------------------------------------------------------------------------------------------
 BALANCE AT 30 SEPTEMBER 1999                          82,518              18,321                    100,839
================================================================================================================

 Net income and total comprehensive income                  -              18,905                     18,905
----------------------------------------------------------------------------------------------------------------

 BALANCE AT 30 SEPTEMBER 2000                          82,518              37,226                    119,744
================================================================================================================

 Net income and total comprehensive income                  -              20,420                     20,420
----------------------------------------------------------------------------------------------------------------

 BALANCE AT 30 SEPTEMBER 2001                          82,518              57,646                    140,164
================================================================================================================

 Net income and total comprehensive income                  -               3,885                      3,885
----------------------------------------------------------------------------------------------------------------

 BALANCE AT 30 SEPTEMBER 2002                          82,518              61,531                    144,049
================================================================================================================

    The accompanying notes are an integral part of these financial statements

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

NOTE 1: ORGANIZATION

LLC Geoilbent (the "Company") is engaged in the development and production of oil and gas in the North Gubkinskoye and South Tarasovskoye fields. These fields are located in the West Siberian region of the Russian Federation, approximately 2,000 miles northeast of Moscow. The Company was established in December 1991 by two Russian oil companies, OAO Purneftegas ("PNG") and OAO Purneftegasgeologia ("PNGG"), and Harvest Natural Resources, Inc. ("Harvest", formerly, Benton Oil and Gas Company) of the United States, which contributed 33%, 33% and 34%, respectively, of the Company's charter capital, in accordance with the Company's Foundation Document. In January 2002, PNG and PNGG transferred their stakes in the Company to OAO Minley, an affiliated company.

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

The measurement currency of the Company is either the Russian Rouble or the US dollar depending on the nature of the activities. The transactions and balances of the accompanying financial statements not already measured in US dollars have been remeasured into US dollars in accordance with the relevant provisions of SFAS No. 52 Foreign Currency Translation as applied to hyperinflationary economies. Consequently, monetary assets and liabilities are translated at closing exchange rates and non-monetary items are translated at historic exchange rates and adjusted for any impairments. The statements of income and cash flows have been translated using average exchange rates for the reporting period. Translation differences resulting from the use of these exchange rates have been included in the determination of net income and are included in exchange gains/losses in the accompanying statements of income. The exchange rates at 30 September 2002, and 30 September 2001, were 31.64 and 29.39, respectively, Russian Roubles per US dollar.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

Inflation, exchange restriction and controls. Exchange restrictions and controls exist relating to converting Russian Roubles to other currencies. At present, the Russian Rouble is not a convertible currency outside the Russian Federation. Future movements in the exchange rates between the Russian Rouble and the US dollar will affect the carrying value of the Company's Russian Rouble denominated assets and liabilities. Such movements may also affect the Company's ability to realize non-monetary assets represented in US dollars in the accompanying financial statements. Accordingly, any translation of Russian Rouble amounts to US dollars should not be construed as a representation that such Russian Rouble amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all highly liquid securities with original maturities of three months or less when acquired.

ACCOUNTS RECEIVABLE. Accounts receivable are presented at net realizable value and include value-added and excise taxes which are payable to tax authorities upon collection of such receivables.

INVENTORIES. Crude oil and petroleum products inventories are valued at the lower of cost, using the first-in-first out method, or net realizable value. Materials and supplies inventories are recorded at the lower of average cost or net realizable value.

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

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

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

RECENT ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized and requires that such goodwill and intangible assets be tested annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of SFAS 142 will have a material effect on the Company's financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which clarified certain implementation issues arising from SFAS 121. SFAS 144 is effective for years beginning after December 15, 2001. Management does not believe that the adoption of SFAS 144 will have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of SFAS 146 will have a material effect on the Company's financial position or results of operations.

In November 2002, the International Practices Task Force (IPTF) concluded that Russia has ceased being a highly inflationary economy as of 1 January 2003. As a result of the Task Force conclusion, companies reporting under US GAAP in Russia will be required to apply

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

the guidance contained in EITF No. 92-4 and EITF No. 92-8 as of 1 January 2003. Management has not yet estimated the effect that EITF No. 92-4 and EITF No. 92-8 will have on the Company.

NOTE 4: GOING CONCERN

During the year ended 30 September 2002 the Company took steps to reduce its working capital deficit. This included the renegotiation of debt falling due for repayment to the European Bank for Reconstruction and Development (the "EBRD") (Note 11), the repayment of debt, and the receipt of subordinated long-term loans from the Company's stockholders. However, as at 30 September 2002, and 30 September 2001, the current liabilities of the Company exceeded its current assets by USD 35,266 thousand and USD 24,992 thousand, respectively. Included in current liabilities as at 30 September 2002 are loans repayable to the EBRD of USD 22,000 thousand. This debt has been classified as current because the Company will not be able to implement a new management information system by 1 May 2003, as required by the loan facility, and therefore will be in violation of the loan facility covenants. Under the terms of the loan facility the EBRD may declare the loan to be in default and can accelerate the maturity. The loan facility also requires the Company to maintain a minimum working capital ratio. The amended loan agreement discussed in Note 11 waived the maintenance of this ratio through 30 September 2002. The Company's plans to re-establish the required level of working capital is dependent upon the EBRD advancing additional funds to the Company under the amended loan facility by 31 March 2003. There can be no assurance that the EBRD will provide this funding by 31 March 2003.

Because of the Company's significant working capital deficit, a substantial portion of its cash flow must be utilized to pay accounts and taxes payable. Additionally, in order to maintain or increase proved oil and gas reserves, the Company must make substantial capital expenditures in 2003 and subsequently. The Company's cash flow from operations is dependent on the level of oil prices, which are historically volatile and are significantly impacted by the proportion of production that the Company can sell on the export market. Historically, the Company has supplemented its cash flow from operations with additional borrowings or equity capital and may continue to do so. Should oil prices decline for a prolonged period and should the Company not have access to additional capital, the Company would need to reduce its capital expenditures, which could limit its ability to maintain or increase production and, in turn, meet its debt service requirements. Asset sales and financing are restricted under the terms of debt agreements.

Management plans to further address the Company's working capital deficit by reducing certain capital expenditures and funding its 2003 debt service and planned capital expenditures with cash flows from existing producing properties and its development drilling program. Additionally, the Company is working with the EBRD to resolve issues relating to the loan covenant violations. The accompanying financial statements do not include any adjustments that might result if the Company were unable to continue as a going concern.

NOTE 5: CASH AND CASH EQUIVALENTS

Included in cash and cash equivalents as at 30 September 2002, and 2001, respectively, are Russian Rouble denominated amounts totaling RR 18.3 million (USD 578 thousand) and RR 129.4 million (USD 4,402 thousand).

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

Restricted cash consists of deposits with lending institutions to pay interest and principal as discussed in Note 11. As at 30 September 2002, the amount of restricted cash was USD 1,469 thousand (2001: USD 10,208 thousand). These accounts are maintained in offshore US Dollar denominated accounts.

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

NOTE 7:  ACCOUNTS RECEIVABLE AND ADVANCES TO SUPPLIERS

Thousands of US dollars                                               30 September 2002      30 September 2001
---------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                         1,387                  2,158
Recoverable value-added tax                                                       3,515                  3,640
Advances to suppliers                                                             1,193                    723
Advances to customs                                                                 137                    597
Other receivables                                                                    76                    147
---------------------------------------------------------------------------------------------------------------
TOTAL ACCOUNTS RECEIVABLE AND ADVANCES TO SUPPLIERS                               6,308                  7,265
===============================================================================================================

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

NOTE 8: INVENTORIES

 Thousands of US Dollars                                              30 September 2002      30 September 2001
 --------------------------------------------------------------------------------------------------------------
 Materials and supplies                                                           6,905                 12,814
 Crude oil                                                                          296                    751
 --------------------------------------------------------------------------------------------------------------
 TOTAL INVENTORIES                                                                7,201                 13,565
===============================================================================================================

NOTE 9: OIL AND GAS PRODUCING PROPERTIES

 Thousands of US dollars                                              30 September 2002      30 September 2001
 --------------------------------------------------------------------------------------------------------------
 Oil and gas producing properties, cost                                         278,459                251,990
 Accumulated depletion                                                          (92,470)               (65,302)
 --------------------------------------------------------------------------------------------------------------
 OIL AND GAS PRODUCING PROPERTIES, NET BOOK VALUE                               185,989                186,688
===============================================================================================================

The Company's oil and gas fields are situated on land belonging to the Government of the Russian Federation. The Company obtained licenses from the local authorities and pays unified production taxes to explore and produce oil and gas from these fields. Licenses will expire in September 2018 for the North Gubkinskoye field, and in March 2023 for the South Tarasovskoye field. However, under Paragraph 4 of the Russian Federal Law 20-FZ, dated 2 January 2000, the licenses may be extended over the economic life of the lease at the Company's option. Management intends to extend such licenses for properties that are expected to produce subsequent to their expiry dates. Estimates of proved reserves extending past 2018 represent approximately 5 percent of total proved reserves.

Temporarily excluded from the full cost oil and gas properties depletion pool as at 30 September 2002 are costs incurred to date of USD 800 thousand relating to unevaluated projects for a gas processing plant and geological and geophysical work for the Urabor-Yahinskoe exploration license, for both of which the ultimate feasibility and estimates of proven reserves have not yet been established. Management expects that decisions regarding completion of both projects will be taken during the next year.

NOTE 10: SHORT-TERM BORROWINGS

Thousands of US dollars                                               30 September 2002      30 September 2001
---------------------------------------------------------------------------------------------------------------
International Moscow Bank ("IMB")                                                     -                  3,000
---------------------------------------------------------------------------------------------------------------

TOTAL SHORT-TERM BORROWINGS                                                           -                  3,000
===============================================================================================================

NOTE 11: LONG-TERM DEBT

Thousands of US dollars                                               30 September 2002      30 September 2001
---------------------------------------------------------------------------------------------------------------
EBRD                                                                             22,000                 33,000
IMB                                                                                 550                  7,750
Subordinated loans - related parties                                              7,500                     -
Less: current portion                                                          ( 22,550)               (18,200)
---------------------------------------------------------------------------------------------------------------

TOTAL LONG-TERM DEBT                                                              7,500                 22,550
===============================================================================================================

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

EBRD LOAN. At 30 September 2002, the outstanding balance of loans with the EBRD totaled USD 22 million. On 23 September 2002, the Company signed an amended loan agreement with the EBRD for the maximum borrowing of USD 50 million. This amended loan facility became effective subsequent to 30 September 2002. Under the loan agreement, the use of loan proceeds is restricted to the repayment of accounts payable and development of oil and gas reserves. The new loan facility is to be repaid in 6 equal semi-annual installments commencing January 2004. The interest rate under the new loan agreement is linked to the London interbank offer rate ("LIBOR") and an agreed upon margin. The Company must hold as restricted cash 30 percent of the total of principal and interest to be paid at the next repayment date.

LIBOR interest rates ranged from 1.84 percent to 3.5 percent in 2002 (2001: 3.5 percent to 6.94 percent, 2000: 6.6063 to 7.064 percent). The annual weighted average interest rates on these loans varied between 8.59 percent and 11.71 percent for the year ended 30 September 2002 (2001: 14.93 percent and 15.17 percent, 2000: 10.88 percent and 15.14 percent). The outstanding loan amount to the EBRD is collaterized by most significant immovable assets and crude oil export sales of the Company.

The EBRD loan agreement includes certain covenants which include, among other things, the maintenance of financial ratios. If the Company fails to meet these requirements for two concecutive quarters it will result in an event of default whereby the EBRD may, at its option, demand payment of the outstanding principal and interest. Although the Company was not in compliance with maintaining its current ratio requirement of 1.1 as at 30 September 2002, as part of the amended loan facility discussed above, the EBRD has waived the covenant requirement through the quarters ended September 2002. As dicussed in Note 4, the Company will be in violation of the loan facility covenants which would allow the EBRD to declare a default and accelerate the maturity of this loan. The Company has accordingly classified the USD 22,000 in debt as a current liability.

SUBORDINATED LOANS - RELATED PARTIES. During 2002, stockholders OAO Minley and Harvest Natural Resources provided the Company with subordinated loans totaling USD 7.5 million. The loans are unsecured and repayable commencing January 2004. Interest rates are set at 2% for the Minley loan, and LIBOR for the Harvest loan.

IMB LOAN. On 14 May 2001, the Company obtained a USD 3.3 million loan from IMB repayable by six payments of USD 0.55 million commencing 1 August 2001, ending 1 November 2002, bearing interest of LIBOR plus 6.5 percent. The loan is collaterized by moveable property of the South-Tarasovskoye field.

Aggregate maturities of long-term debt outstanding at 30 September 2002 are as follows:

Thousands of US dollars
---------------------------------------------------------------------------------------------------------------
Year ended 30 September 2004                                                                          7,500
---------------------------------------------------------------------------------------------------------------

TOTAL LONG-TERM DEBT                                                                                  7,500
===============================================================================================================

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

NOTE 12: TAXES PAYABLE

Taxes payable were as follows:

Thousands of US dollars                                              30 September 2002      30 September 2001
---------------------------------------------------------------------------------------------------------------
Value Added Tax                                                                  1,445                  3,305
Income tax                                                                       1,176                  1,826
Royalty                                                                            896                    923
Mineral restoration tax                                                            152                    767
Road users tax                                                                     642                    176
Unified production tax                                                           6,703                      -
Property taxes                                                                   1,121                    438
Other taxes                                                                        219                     49
---------------------------------------------------------------------------------------------------------------
TOTAL TAXES PAYABLE                                                             12,354                  7,484
===============================================================================================================

NOTE 13:  CONTRIBUTED CAPITAL

Capital contributions are as follows:

Thousands of US dollars                                              30 September 2002      30 September 2001
---------------------------------------------------------------------------------------------------------------
Purneftegasgeologia                                                                  -                 27,645
Purneftegas                                                                          -                 27,088
Harvest Natural Resources                                                       27,785                 27,785
OAO Minley                                                                      54,733                      -
---------------------------------------------------------------------------------------------------------------
TOTAL CONTRIBUTED CAPITAL                                                       82,518                 82,518
===============================================================================================================

All capital contributions have been made since inception in accordance with the Company's Foundation Document.

Reserves available for distribution to shareholders are based on the statutory accounting reports of the Company, which are prepared in accordance with Regulations on Accounting and Reporting of the Russian Federation and which differ from U.S. GAAP. Russian legislation identifies the basis of distribution as net income. For 2001, the current year statutory net income for the Company as reported in the annual statutory accounting reports was RR 551 million. However, current legislation and other statutory laws and regulations dealing with distribution rights are open to legal interpretation and, consequently, actual distributable reserves may differ from the amount disclosed.

NOTE 14:  REVENUES

Revenues for the years ended 30 September 2002, 2001 and 2000, consisted of the following:

Thousand of US dollars                            30 September 2002    30 September 2001    30 September 2000
---------------------------------------------------------------------------------------------------------------
         Crude oil - export (Europe and CIS)             47,751               83,889               50,807
         Crude oil - domestic                            40,778               10,900               13,195
         Refined products - domestic                      2,764                6,231               14,733
         Other operating revenues                           305                  139                   70
---------------------------------------------------------------------------------------------------------------
TOTAL SALES AND OTHER OPERATING REVENUES                 91,598              101,159               78,805
===============================================================================================================

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

NOTE 15: TAXES

Presented below is a reconciliation between the provision for income taxes and taxes determined by applying the statutory tax rate as applied in the Russian Federation to income before income taxes.

Thousand of US dollars                              30 September 2002    30 September 2001     30 September 2000
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                   4,187             27,171                  25,226
-----------------------------------------------------------------------------------------------------------------
 Theoretical income tax expense at statutory rate            1,005              9,509                   7,568
 (24% in 2002; 35% in 2001; 30% in 2000)
   Increase (reduction) due to:
     Change in valuation allowance                              80              1,810                     348
     Non-deductible expenses                                 2,894              2,693                   2,600
     Investment tax credits                                 (5,348)            (6,821)                 (5,142)
     Change in statutory tax rate                              595               (750)                      -
     Tax penalties and interest                              1,135                517                      27
     Foreign exchange effects and other                        (59)              (207)                    920
-----------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE                                       302              6,751                   6,321
=================================================================================================================

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for statutory tax purposes. Net deferred tax assets are comprised of the following, at 30 September 2002 and 2001:


Thousand of US dollars                                                    30 September 2002    30 September 2001
-----------------------------------------------------------------------------------------------------------------
Inventories                                                                           93                     137
Accounts receivable                                                                  258                       -
Accounts payable and accrued liabilities                                             430                       -
Losses carried forward                                                             2,502                   2,403
Property, plant and equipment                                                      4,810                   2,971
-----------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                          8,093                   5,511
Less: Valuation allowance                                                         (5,591)                 (5,511)
-----------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                                                             2,502                       -
=================================================================================================================

Losses carried forward represent those losses for tax purposes which, according to legislation, the Company is permitted to offset against future taxable earnings in the periods up to 2008, and is subject to limitations of no more than 30% of the Company's tax liabilities for the tax reporting period.

As at 30 September 2002, management of the Company have assessed the recoverability of the Company's deferred tax assets and believes that with changes in the tax law it will now be able to realize the tax losses carried forward. Accordingly, the Company has provided a valuation allowance as at 30 September 2002, and 2001, of USD 5,591 thousand and USD 5,304 thousand, respectively, against the amount of deferred tax assets.

Deferred income taxes are classified as follows:

 Thousands of US dollars                                                30 September 2002      30 September 2001
 ----------------------------------------------------------------------------------------------------------------
 Deferred income tax, current                                                       1,806                      -
 Deferred income tax, non-current                                                     696                      -
 ----------------------------------------------------------------------------------------------------------------
 TOTAL NET DEFERRED TAX ASSET                                                       2,502                      -
=================================================================================================================

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

TAXES OTHER THAN INCOME TAX. The Company is subject to a number of taxes other than on income which are detailed below.

Thousands of US dollars                         30 September 2002      30 September 2001    30 September 2000
---------------------------------------------------------------------------------------------------------------
Export duties                                             5,376                10,922                4,322
Excise tax                                                  535                 1,548                  813
Royalty                                                   2,254                 4,867                4,028
Mineral restoration tax                                     885                 4,596                4,510
Road users tax                                              860                 1,427                2,201
Unified production tax                                   14,221                     -                    -
Property taxes                                            1,994                 1,424                  780
Other taxes                                               1,532                 1,227                1,632
---------------------------------------------------------------------------------------------------------------
TOTAL TAXES OTHER THAN INCOME TAX                        27,657                26,011               18,286
===============================================================================================================

Beginning 1 January 2002, mineral restoration tax, royalty tax and excise tax on crude oil production were abolished and replaced by the unified natural resources production tax. Through 31 December 2004, the base rate for the unified natural resources production tax is set at RR 340 per metric ton of crude oil produced, and is to be adjusted depending on the market price of Urals blend and the RR/USD exchange rate. The tax becomes nil if the Urals blend price falls to or below USD 8.00 per barrel. From 1 January 2005, the unified natural resources production tax rate is set by law at 16.5 percent of crude oil revenues recognized by the Company based on Regulations on Accounting and Reporting of the Russian Federation.

NOTE 16: RELATED PARTY TRANSACTIONS

As of 30 September 2002 and 2001, the Company had the following balances with its stockholders. These balances are included in the balance sheet within accounts receivable, accounts payable and long-term debt as appropriate.

Thousand of US Dollars                                                30 September 2002     30 September 2001
---------------------------------------------------------------------------------------------------------------
Accounts receivable
Purneftegasgeologia and affiliated entities                                       63                     -

Accounts payable
Purneftegasgeologia and affiliated entities                                      574                 2,113
Purneftegas and affiliated entities                                               22                   182
Harvest Natural Resources                                                      3,354                     -

Long-term debt
Harvest Natural Resources                                                      2,500                     -
Minley                                                                         5,000                     -
---------------------------------------------------------------------------------------------------------------
TOTAL                                                                         11,513                 2,295
===============================================================================================================

HARVEST NATURAL RESOURCES. Accounts payable as of 30 September 2002 resulted from Harvest providing insurance on behalf of the Company and personnel services. During 2001 and 2000 the Company paid to Harvest USD 717 thousand and USD 2,000, respectively, for prepaid loan costs relating to the creation of the EBRD/IMB loans.

PURNEFTEGAS. During 2002, 2001 and 2000, Purneftegas and affiliated entities provided well maintenance services and supplies to the Company for a total value of approximately USD

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

312 thousand, USD 248 thousand, and USD 188 thousand, respectively. The Company sold materials to PNG and affiliated entities during 2002 for a total value of approximately USD 260 thousand.

PURNEFTEGASGEOLOGIA. During 2002, 2001 and 2000, Purneftegasgeologia and affiliated entities provided services to the Company for a total value of approximately USD 2,414 thousand, USD 4,193 thousand, and USD 2,156 thousand, respectively. Services consisted of drilling, well maintenance and other related work. The Company sold crude oil to PNGG and affiliated entities for a total value of USD 24 thousand, USD 56 thousand, and USD 80 thousand during 2002, 2001, and 2000, respectively, and materials during 2002 for a total value of approximately USD 613 thousand.

MINLEY. During 2002, the Company paid USD 4.9 million to Minley in settlement at face value of promissory notes originally issued to the Company's suppliers and contractors.

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

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

LEGAL CONTINGENCIES. The Company is currently seeking to recover from tax authorities royalty taxes paid during the period from 1996 to 2001 in the amount of approximately RR 217 million ($6.9 million) based on the Company's interpretation of applicable laws and regulations during this period. The case is currently being heard in the courts and the final outcome is uncertain at this time. No asset has been recognized related to this claim.

The Company is the named defendant in a number of lawsuits as well as the named party in numerous other proceedings arising in the ordinary course of business. While the outcomes of such contingencies, lawsuits or other proceedings cannot be determined at present, management believes that any resulting liabilities will not have a materially adverse effect on the operating results or the financial position of the Company

INSURANCE. At 30 September 2002 and 2001, the Company held limited insurance policies in relation to its assets and operations, or in respect of public liability or other insurable risks. Since the absence of insurance alone does not indicate that an asset has been impaired or a liability incurred, no provision has been made in the financial statements for unspecified losses.

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

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

TABLE I - TOTAL COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION
          AND DEVELOPMENT ACTIVITIES:

                                                      Year ended           Year ended           Year ended
Thousand of US Dollars                            30 September 2002    30 September 2001    30 September 2000
----------------------------------------------------------------------------------------------------------------
Development costs                                        25,004              33,583               39,087
Exploration costs                                         1,465               6,100                  823
----------------------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED IN OIL AND NATURAL GAS              26,469              39,683               39,910
  ACQUISITION, EXPLORATION, AND DEVELOPMENT
  ACTIVITIES
================================================================================================================

TABLE II - CAPITALIZED COSTS RELATED TO OIL AND NATURAL GAS PRODUCING
           ACTIVITIES:

                                                                              As at                As at
Thousand of US Dollars                                                  30 September 2002    30 September 2001
----------------------------------------------------------------------------------------------------------------
Proved property costs                                                         277,659             251,990
Costs excluded from amortization                                                  800                   -
Oilfield inventories                                                            6,905              12,814
Less accumulated depletion and impairment                                     (92,470)            (65,302)
----------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZED COSTS RELATED TO OIL AND NATURAL GAS PRODUCING
    ACTIVITIES                                                                192,894             199,502
================================================================================================================

TABLE III - RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES:

In accordance with SFAS 69, results of operations for oil and natural gas producing activities neither include general corporate overhead and monetary effects, nor their associated tax effects. Income tax is based on statutory rates for the year, adjusted for tax deductions, tax credits and allowances.

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

                                                      Year ended           Year ended           Year ended
Thousand of US Dollars                            30 September 2002    30 September 2001    30 September 2000
----------------------------------------------------------------------------------------------------------------
Oil and natural gas sales                               91,291                100,768               78,577
Expenses:
 Operating, selling and distribution expenses
     and taxes other than on income                     49,713                 47,302               31,856
 Depletion                                              27,168                 14,918                9,557
 Income tax expense                                      5,750                 11,006                9,723
                                                 --------------------------------------------------------------
Total expenses                                          82,361                 73,226               51,136
----------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS FROM OIL AND NATURAL GAS
      PRODUCING ACTIVITIES                               8,660                 27,542               27,441
================================================================================================================

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

The Company's oil and gas fields are situated on land belonging to the Government of the Russian Federation. The Company obtained licenses from the local authorities and pays unified production taxes to explore and produce oil and gas from these fields. Licenses will expire in September 2018 for the North Gubkinskoye field, and in March 2023 for the South Tarasovskoye field. However, under Paragraph 4 of the Russian Federal Law 20-FZ, dated 2 January 2000, the licenses may be extended over the economic life of the lease at the Company's option. Management intends to extend such licenses for properties that are expected to produce subsequent to their expiry dates. Estimates of proved reserves extending past 2018 represent approximately 5 percent of total proved reserves.

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

Proved developed reserves are reserves which can be expected to be recovered through existing wells with existing equipment and existing operating methods. This classification includes: a) proved developed producing reserves which are reserves expected to be recovered through existing completion intervals now open for production in existing wells; and b) proved developed

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

non producing reserves which are reserves that exist behind the casing of existing wells which are expected to be produced in the predictable future, where the cost of making such oil and natural gas available for production should be relatively small compared to the cost of a new well.

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

The evaluations of the oil and natural gas reserves were prepared by Ryder-Scott Company, independent petroleum engineers.

PROVED RESERVES-CRUDE OIL, CONDENSATE AND                 Year ended           Year ended           Year ended
  NATURAL GAS LIQUIDS (MBbls)                      30 September 2002    30 September 2001    30 September 2000
----------------------------------------------------------------------------------------------------------------
 PROVED RESERVES BEGINNING OF YEAR                          87,259               95,924              107,100
  Revisions of previous estimates                          (10,163)             (16,454)             (20,306)
  Extensions, discoveries and improved recovery              4,391               12,974               13,377
  Production                                                (6,912)              (5,185)              (4,247)
----------------------------------------------------------------------------------------------------------------
PROVED RESERVES, END OF YEAR                                74,575               87,259               95,924
================================================================================================================
PROVED DEVELOPED RESERVES                                   34,824               46,052               43,861
================================================================================================================

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

Future cash inflows were estimated by applying year-end prices, adjusted for fixed and determinable escalations provided by contract, to the estimated future production of year-end

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED) (expressed in US Dollars except as indicated)
--------------------------------------------------------------------------------

proved reserves. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.

                                                         Year ended           Year ended          Year ended
Thousand of US Dollars                                30 September 2002   30 September 2001   30 September 2000
----------------------------------------------------------------------------------------------------------------
Future cash inflow                                        1,381,874           1,277,494            2,026,415
Future production costs                                    (599,277)           (739,221)          (1,224,824)
Future development costs                                   (119,725)           (108,882)            (100,103)
----------------------------------------------------------------------------------------------------------------
Future net revenue before income taxes                      662,872             429,391              701,488
10% annual discount for estimated timing of cash
  flows                                                    (318,079)           (190,788)            (289,253)
----------------------------------------------------------------------------------------------------------------
Discounted future net cash flows before income taxes        344,793             238,603              412,235

Future income taxes, discounted at 10% per annum            (71,442)            (30,815)             (74,809)
----------------------------------------------------------------------------------------------------------------
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
  CASH FLOWS                                                273,351             207,788              337,426
================================================================================================================

TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
           FLOWS FROM PROVED RESERVES

                                                       Year ended           Year ended           Year ended
Thousand of US Dollars                              30 September 2002    30 September 2001    30 September 2000
----------------------------------------------------------------------------------------------------------------
PRESENT VALUE AT BEGINNING OF PERIOD                      207,788              337,426              497,285
Sales of oil and natural gas, net of related costs        (69,541)             (54,015)             (59,344)
Revisions to estimates of proved reserves:
    Net changes in prices, development and
    production costs                                      225,132             (107,356)            (148,965)
    Quantities                                            (29,432)             (71,709)              57,424
Extensions, discoveries and improved recovery,
    net of future costs                                     5,974               55,197              (92,559)
Accretion of discount                                      23,862               41,224               63,338
Net change of income taxes                                  3,367               43,994               61,282
Development costs incurred                                 26,468               37,953               22,391
Changes in timing and other                              (120,267)             (74,926)             (63,426)
----------------------------------------------------------------------------------------------------------------
PRESENT VALUE AT END OF PERIOD                            273,351              207,788              337,426
================================================================================================================

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER    DESCRIPTION
          -------   -----------
           3.1      Certificate of Incorporation filed September 9, 1988
                    (Incorporated by reference to Exhibit 3.1 to our
                    Registration Statement (Registration No. 33-26333)).

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

           3.3 Restated Bylaws (Incorporated by reference to Exhibit 3.3 to our Form 10-Q, filed August 13, 2001).

           4.1 Form of Common Stock Certificate (Previously filed as an exhibit to our S-1 Registration Statement (Registration No.
                    33-26333)).

           4.2      Certificate of Designation, Rights and Preferences of the
                    Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Previously filed as an Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

           4.3      Rights Agreement between Benton Oil and Gas Company and
                    First Interstate Bank, Rights Agent dated April 28, 1995.
                    (Previously filed as Exhibit 4.1 to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

           10.1 Form of Employment Agreements (Exhibit 10.19) (Previously filed as an exhibit to our S-1 Registration Statement
                    (Registration No. 33-26333)).

           10.2     Agreement dated October 16, 1991 among Benton Oil and Gas
                    Company, Puror State Geological Enterprises for Survey,
                    Exploration, Production and Refining of Oil and Gas; and
                    Puror Oil and Gas Production Association (Exhibit 10.14)
                    (Previously filed as an exhibit to our S-1 Registration
                    Statement (Registration No. 33-46077)).

           10.3     Operating Service Agreement between Benton Oil and Gas
                    Company and Lagoven, S.A., which has been subsequently combined into PDVSA Petroleo y Gas, S.A., dated July 31,
                    1992, (portions have been omitted pursuant to Rule 406 promulgated under the Securities Act of 1933 and filed separately with the Securities and Exchange
                    Commission--Exhibit 10.25) (Previously filed as an exhibit to our S-1 Registration Statement (Registration No.
                    33-52436)).

           10.4     Indenture dated November 1, 1997 between Benton Oil and Gas
                    Company and First Trust of New York, National Association,
                    Trustee related to an aggregate of $115,000,000 principal amount of 9 3/8 percent Senior Notes due 2007. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1997, File No. 1-10762.)

           10.5     Note payable agreement dated March 8, 2001 between
                    Benton-Vinccler, C.A. and Banco Mercantil, C.A. related to a note in the principal amount of $6,000,000 with interest at LIBOR plus five percent, for financing of Tucupita Pipeline
                    (Incorporated by reference to Exhibit 10.24 to our Form
                    10-Q, filed on May 15, 2001, File No. 1-10762).

           10.6     Note payable agreement dated March 8, 2001 between
                    Benton-Vinccler, C.A. and Banco Mercantil, C.A. related to a note in the principal amount of 4,435,200,000 Venezuelan
                    Bolivars (approximately $6.3 million) at a floating interest rate, for financing of Tucupita Pipeline (Incorporated by reference to Exhibit 10.25 to our Form 10-Q, filed on May
                    15, 2001, File No. 1-10762.).

           10.7     Change of Control Severance Agreement effective May 4, 2001
                    (Incorporated by reference to Exhibit 10.26 to our Form
                    10-Q, filed on August 13, 2001, File No. 1-10762.).

           10.8 Alexander E. Benton Settlement and Release Agreement effective May 11, 2001 (Incorporated by reference to Exhibit
                    10.27 to our Form 10-Q, filed on August 13, 2001, File No.
                    1-10762.).

           10.9 First Amendment to Change of Control Severance Plan effective June 5, 2001 (Incorporated by reference to Exhibit
                    10.31 to our Form 10-Q, filed on August 13, 2001, File No.
                    1-10762.).

           10.10    Sale and Purchase Agreement dated February 27, 2002 between
                    Benton Oil and Gas Company and Sequential Holdings Russian
                    Investors Limited regarding the sale of Benton Oil and Gas
                    Company's 68 percent interest in Arctic Gas Company.
                    (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on March 28, 2002, File No. 1-10762.)

           10.11 2001 Long Term Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to our S-8 (Registration Statement
                    No. 333-85900)).

           10.12    Subordinated Loan Agreement US$2,500,000 between Limited
                    Liability Company "Geoilbent" as borrower, and Harvest
                    Natural Resources, Inc. as lender. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August
                    13, 2002.)

           10.13 Addendum No. 2 to Operating Services Agreement Monagas SUR dated 19th September, 2002. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on November 8, 2002,
                    File No. 1-10762.)

           10.14    Bank Loan Agreement between Banco Mercantil, C.A. and
                    Benton-Vinccler C.A. dated October 1, 2002. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on November
                    8, 2002, File No. 1-10762.)

           10.15    Guaranty issued by Harvest Natural Resources, Inc. dated
                    September 26, 2002. (Incorporated by reference to Exhibit
                    10.6 to our Form 10-Q filed on November 8, 2002, File No.
                    1-10762.)

           10.16    Amending and Restating the Credit Agreement between Limited
                    Liability Company "Geoilbent" and European Bank for
                    Reconstruction and Development dated 23rd September 2002.
                    (Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)


           10.17 Amendment Agreement relating to Performance, Subordination and Share Retention Agreement dated 30th September, 2002.
                    (Incorporated by reference to Exhibit 10.8 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.18    Amending and Restating the Agreement for Pledge of Shares in
                    Limited Liability Company "Geoilbent" dated 23rd June, 1997.
                    (Incorporated by reference to Exhibit 10.9 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.19    Employment Agreement dated August 1, 2002 between Harvest
                    Natural Resources, Inc. and Peter J. Hill. (Incorporated by reference to Exhibit 10.10 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.20    Employment Agreement dated August 1, 2002 between Harvest
                    Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.11 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.21    Employment Agreement dated August 1, 2002 between Harvest
                    Natural Resources, Inc. and Kerry R. Brittain. (Incorporated by reference to Exhibit 10.12 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           10.22    Employment Agreement dated August 1, 2002 between Harvest
                    Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.13 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

           21.1     List of subsidiaries.

           23.1     Consent of PricewaterhouseCoopers LLP. - Houston

           23.2     Consent of ZAO PricewaterhouseCoopers - Moscow

           23.3     Consent of Ryder Scott Company, L.P.

           99.1     Accompanying Certificates