Form 10-Q
period 2003-03-31
HARVEST NATURAL RESOURCES INC
filed 2003-05-12
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the Quarterly Period Ended March 31, 2003 or

     [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          for the transition period from ___________ to _________

                           COMMISSION FILE NO. 1-10762

                      _____________________________________

                         HARVEST NATURAL RESOURCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                  DELAWARE                                 77-0196707
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
              or Organization)

    15835 PARK TEN PLACE DRIVE, SUITE 115
               HOUSTON, TEXAS                               77084
   (Address of Principal Executive Offices)               (Zip Code)

                                 (281) 579-6700
              (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X        No
                                    -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes   X        No
                                    -----        -----

At May 5, 2003, 35,216,211 shares of the Registrant's Common Stock were outstanding.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----

PART I         FINANCIAL INFORMATION

  Item 1.      FINANCIAL STATEMENTS
                  Unaudited Consolidated Balance Sheets at March 31, 2003
                       and December 31, 2002..........................................................     3
                  Unaudited Consolidated Statements of Operations and
                       Comprehensive Income for the Three Months
                       Ended March 31, 2003 and 2002..................................................     4
                  Unaudited Consolidated Statements of Cash Flows for the Three
                       Months Ended March 31, 2003 and 2002...........................................     5
                  Notes to Consolidated Financial Statements..........................................     7

  Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS....................................................    18

  Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK......................................................................    23

  Item 4.      CONTROLS AND PROCEDURES................................................................    24

PART II        OTHER INFORMATION

  Item 1.      LEGAL PROCEEDINGS......................................................................    25

  Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................    25

  Item 3.      DEFAULTS UPON SENIOR SECURITIES........................................................    25

  Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................    25

  Item 5.      OTHER INFORMATION......................................................................    25

  Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.......................................................    25


SIGNATURES............................................................................................    26

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2003              2002
                                                                                  -------------    -------------
                                                                                          (in thousands)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents.............................................       $      61,763    $      64,501
     Restricted cash.......................................................                  12            1,812
     Marketable securities.................................................              27,070           27,388
     Accounts and notes receivable:
         Accrued oil sales.................................................              19,908           27,359
         Joint interest and other, net.....................................               9,505            8,002
     Commodity hedging contract............................................              10,835               --
     Prepaid expenses and other............................................               2,591            2,969
                                                                                  -------------    -------------
              TOTAL CURRENT ASSETS.........................................             131,684          132,031

RESTRICTED CASH............................................................                  16               16
OTHER ASSETS  .............................................................               2,358            2,520
DEFERRED INCOME TAXES......................................................               3,403            4,082
INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANY..........................              35,705           51,783
PROPERTY AND EQUIPMENT:
     Oil and gas properties (full cost method - costs of $2,900
         excluded from amortization in 2003 and 2002, respectively)........             589,075          576,601
     Furniture and fixtures................................................               7,520            7,503
                                                                                  -------------    -------------
                                                                                        596,595          584,104
     Accumulated depletion, depreciation and amortization..................            (442,845)        (439,344)
                                                                                  -------------    -------------
                                                                                        153,750          144,760
                                                                                  -------------    -------------
                                                                                  $     326,916    $     335,192
                                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade and other.....................................       $       6,139    $       3,804
     Accrued expenses......................................................              20,251           20,644
     Accrued interest payable..............................................               3,637            1,405
     Income taxes payable..................................................               5,565            6,880
     Commodity hedging contract............................................                  --              430
     Current portion of long-term debt.....................................               2,192            1,867
                                                                                  -------------    -------------
              TOTAL CURRENT LIABILITIES                                                  37,784           35,030
LONG-TERM DEBT.............................................................             101,608          104,700
ASSET RETIREMENT LIABILITY.................................................               4,263               --
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST..........................................................              25,031           24,145
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none.................................................                  --               --
     Common stock, par value $0.01 a share; authorized 80,000 shares;
          issued 35,947 shares at March 31, 2003 and 35,900 shares at
          December 31, 2002................................................                 359              359
     Additional paid-in capital............................................             173,721          173,559
     Retained (deficit)....................................................             (15,225)             234
     Accumulated other comprehensive income................................               2,614               --
     Treasury stock, at cost, 730 shares and 650 shares at March 31, 2003
          and December 31, 2002, respectively..............................              (3,239)          (2,835)
                                                                                  -------------    -------------
              TOTAL STOCKHOLDERS' EQUITY...................................             158,230          171,317
                                                                                  -------------    -------------
                                                                                  $     326,916    $     335,192
                                                                                  =============    =============

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                    2003                    2002
                                                                                -------------          -------------
                                                                                (in thousands, except per share data)

REVENUES
     Oil sales.............................................................    $      19,390         $      27,247
     Ineffective hedge activity............................................             (565)                   --
                                                                               -------------         -------------
                                                                                      18,825                27,247

EXPENSES
     Operating expenses....................................................            6,515                 7,418
     Depletion, depreciation and amortization..............................            3,515                 7,440
     General and administrative............................................            3,224                 3,278
     Taxes other than on income............................................              647                   584
                                                                               -------------         -------------
                                                                                      13,901                18,720
                                                                               -------------         -------------

INCOME FROM OPERATIONS.....................................................            4,924                 8,527

OTHER NON-OPERATING INCOME (EXPENSE)
     Investment earnings and other.........................................              278                   506
     Interest expense......................................................           (2,668)               (6,509)
     Net gain on exchange rates............................................              526                 2,055
                                                                               -------------         -------------
                                                                                      (1,864)               (3,948)
                                                                               -------------         --------------

INCOME FROM CONSOLIDATED COMPANIES BEFORE
     INCOME TAXES AND MINORITY INTERESTS...................................            3,060                 4,579
INCOME TAX EXPENSE.........................................................            1,056                 1,801
                                                                               -------------         -------------
INCOME BEFORE MINORITY INTERESTS...........................................            2,004                 2,778

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES.....................              887                 1,380
                                                                               -------------         -------------
INCOME FROM CONSOLIDATED COMPANIES.........................................            1,117                 1,398

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATED COMPANIES......................          (16,575)                   87
                                                                               --------------        -------------
NET INCOME (LOSS)..........................................................    $     (15,458)        $       1,485
                                                                               ==============        =============

OTHER COMPREHENSIVE INCOME:  UNREALIZED MARK TO MARKET
     GAIN FROM CASH FLOW HEDGING ACTIVITIES, NET OF TAX ...................            2,614                    --
                                                                               -------------         -------------
                                                                               $     (12,844)        $       1,485
                                                                               =============         =============

NET INCOME LOSS PER COMMON SHARE:
     Basic    .............................................................    $      (0.44)         $        0.04
                                                                               =============         =============
     Diluted  .............................................................    $      (0.44)         $        0.04
                                                                               =============         =============


          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                      2003              2002
                                                                                  -------------    -------------
                                                                                          (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss).....................................................       $     (15,458)   $       1,485
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depletion, depreciation and amortization..........................               3,515            7,440
         Amortization of financing costs...................................                 140              300
         Loss on disposition of assets.....................................                  --               77
         Equity in earnings of affiliated companies........................              16,575              (87)
         Allowance for employee notes and accounts receivable..............                  51               81
         Non-cash compensation-related charges.............................                  42               --
         Minority interest in undistributed earnings of subsidiaries.......                 887            1,380
         Deferred income taxes.............................................                (667)          (1,697)
     Changes in Operating Assets and Liabilities:
         Accounts and notes receivable.....................................               5,896           (3,173)
         Prepaid expenses and other........................................                 378           (2,545)
         Commodity hedging contract........................................              (6,875)              --
         Accounts payable..................................................               2,335            4,585
         Accrued expenses..................................................                (393)          (1,373)
         Accrued interest payable..........................................               2,231             (655)
         Asset retirement liability........................................               4,263               --
         Commodity hedging contract payable................................                (430)              --
         Income taxes payable..............................................              (1,315)           2,700
                                                                                  -------------    -------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES....................              11,175            8,518
                                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Partial payment on sale of equity interest............................                  --          120,900
     Additions of property and equipment...................................             (12,505)         (12,721)
     Investment in and advances to affiliated companies....................                (497)         (10,625)
     Decrease in restricted cash...........................................               1,800               --
     Purchases of marketable securities....................................            (200,332)              --
     Maturities of marketable securities...................................             200,650               --
                                                                                  -------------    -------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..........             (10,884)          97,554
                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options...........................                 120              471
     Purchase of treasury stock............................................                (404)              --
     Payments of notes payable.............................................              (2,767)        (109,724)
     Decrease in other assets..............................................                  22               16
                                                                                  -------------    -------------
              NET CASH USED IN FINANCING ACTIVITIES........................              (3,029)        (109,237)
                                                                                  -------------    -------------

              NET DECREASE IN CASH AND CASH EQUIVALENTS....................              (2,738)          (3,165)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................              64,501            9,024
                                                                                  -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................       $      61,763    $       5,859
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OR CASH FLOW INFORMATION
     Cash paid during the period for interest..............................       $       2,071    $       7,496
                                                                                  =============    =============
     Cash paid during the period for income taxes..........................       $         864    $         935
                                                                                  =============    =============


          See accompanying notes to consolidated financial statements.

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2003 and 2002, we recorded an allowance for doubtful accounts related to the interest accrued on the remaining amounts owed to us by our former Chief Executive Officer (see Note 11 - Related Party Transactions).










          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

ORGANIZATION

     Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela (Benton-Vinccler C.A. or "Benton-Vinccler") and through our equity investment in a Russian entity.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions and balances have been eliminated. We account for our investment in LLC Geoilbent ("Geoilbent") and Arctic Gas Company ("Arctic Gas"), prior to the sale of our interest in Arctic Gas, based on a fiscal year ending September 30 (see Note 2 - Investments In and Advances to Affiliated Companies).

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil, plant products and gas reserves, including estimated dismantlement, restoration and abandonment costs and future development costs. Actual results could differ from those estimates.

ACCOUNTS AND NOTES RECEIVABLE

     Allowance for doubtful accounts related to employee notes was $3.6 million and $3.5 million at March 31, 2003 and December 31, 2002, respectively (see Note 11 - Related Party Transactions).

MINORITY INTERESTS

     We record a minority interest attributable to the minority shareholder of our Venezuela subsidiaries. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. We reflected unrealized mark-to-market gains from cash flow hedging activities as other comprehensive income during the three month period ended March 31, 2003 and, in accordance with SFAS 130, have provided a separate line in the unaudited consolidated statement of operations.

DERIVATIVES AND HEDGING

     Statement of Financial Accounting Standards No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives are recorded on the balance sheet at fair value. To the extent that the hedge is determined to be effective, changes in the fair value of derivatives for qualifying cash flow hedges are recorded each period in other comprehensive income. Our derivatives are cash flow hedge transactions in which we hedge the variability of cash flows related to forecasted transactions. These derivative instruments have been designated as a cash flow hedge and the changes in the fair value will be reported in other comprehensive income assuming the highly effective test is met, and have been reclassified to earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.

     We began in the third quarter of 2002 to use a derivative instrument to manage market risk resulting from fluctuations in the commodity price of crude oil. Benton-Vinccler (see Note 8 - Venezuela Operations) entered into a commodity contract (costless collar), which required payments to (or receipts from) counterparties based on a West Texas Intermediate ("WTI") crude oil floor price of $23.00 and a ceiling price of $30.15 for 6,000 barrels of oil per day. The costless collar was to cover expected sales of production for six months beginning in mid-August 2002. In December 2002, we determined it was probable that the remaining underlying crude oil would not be delivered under the costless collar due to the Venezuelan civil work stoppage and the cessation of production. Accordingly, hedge accounting was discontinued on the costless collar and the value of the derivative was recorded as a revenue reduction in the amount of $0.8 million, $0.6 million of which was recorded in the three months ended March 31, 2003. Venezuelan production resumed on February 8, 2003.

     Benton-Vinccler hedged a portion of its 2003 oil sales by purchasing a WTI crude oil "put" to protect its 2003 cash flow. The put is for 10,000 barrels of oil per day for the period of March 1, 2003 through December 31, 2003. This put qualified under the highly effective test and the mark-to-market gain at March 31, 2003 is included in other comprehensive income. Due to the pricing structure for our Venezuela oil, the put has the economic effect of hedging approximately 20,800 barrels of oil per day. The put cost is $2.50 per barrel, or $7.7 million, and has a strike price of $30.00 per barrel. The notional amount of each financial instrument is based on expected sales of crude oil production from existing and future development wells and the related incremental oil production associated with shut-in high gas-to-oil ratio wells from the installation of the gas pipeline. These instruments protect our projected investment return and cash flow by reducing the impact of a downward crude oil price movement.

ASSET RETIREMENT LIABILITY

     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). As a result of this statement, the Venezuelan cost center under the full cost method of accounting as well as a corresponding liability account were both increased by $4.3 million. This asset retirement obligation is associated with the plugging and abandonment of certain wells in Venezuela. SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. When the liability is initially recorded, the entity should capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense as an operating expense in the income statement each period, and the capitalized cost is included under the full cost method of accounting for oil and gas properties. Amounts recorded under SFAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, estimating the fair value of the costs of removal, estimating when final removal will occur, and the credit-adjusted risk-free interest rate to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for asset retirement obligations. We operate under an operating service agreement to reactivate and develop three Venezuelan oil fields (See Note 8 - Venezuela Operations). Under the terms of this agreement, all wells are returned to PDVSA at the expiration of the agreement, but PDVSA has the right to require us to plug and abandon wells that are abandoned before the expiration of the agreement. Historically we determined that there would be no wells to plug and abandon before returning the fields to PDVSA. In January 2003, one of our wells suffered a leak in its casing allowing gas to travel to the surface. The well was plugged and abandoned and a comprehensive study of all existing wells was undertaken. This study indicated an increased likelihood that we would have to plug and abandon certain of the wells during the term of the agreement. No prior provision was undertaken and no cumulative adjustment was required. If we abandon any well or asset at the end of its useful life, without a legal obligation to do so, we will record abandonment costs at that time by including those costs in the appropriate cost center. Changes in asset retirement obligations during the three months ended March 31, 2003 were as follows:


         Asset retirement obligations as of January 1, 2003...         $   --
             Liabilities recorded during the first quarter....          4,263
             Accretion expense................................             --
                                                                       ------
         Asset retirement obligations as of March 31, 2003....         $4,263
                                                                       ======

     The pro forma effect, as if FAS 143 had been adopted in the prior periods, on net income and earnings per share was not material.

EARNINGS PER SHARE

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 35.3 million and 34.1 million for the three months ended March 31, 2003 and 2002, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 36.9 million and 34.7 million for the three months ended March 31, 2003 and 2002, respectively. In September 2002, our board of directors authorized the repurchase of up to one million shares of our common stock. For the three months ended March 31, 2003, we repurchased approximately 80,000 shares for an aggregate price of $0.4 million.

     An aggregate of 3.0 million and 4.9 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average share price during the three months ended March 31, 2003 and 2002, respectively.

STOCK-BASED COMPENSATION

     At March 31, 2003, we have several stock-based employee compensation plans, which are more fully described in Note 6 - Stock Option and Stock Purchase Plans in our Annual Report on Form 10-K for the year ended December 31, 2002. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the three months ended March 31, 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FAS
123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                          2003              2002
                                                                       -----------      -----------
                                                                              (in thousands)

         Net income (loss), as reported.......................         $  (15,458)      $     1,485
         Add:  Stock based employee compensation cost,
              net of tax......................................                 42                --
         Less:  Total stock-based employee compensation
              cost determined under fair value based
              method, net of tax..............................               (243)             (529)
                                                                       ----------       ------------
         Net income (loss) - proforma.........................         $  (15,659)      $       956
                                                                       ==========       ===========


         Earnings per share:
                  Basic - as reported.........................         $    (0.44)      $      0.04
                                                                       ==========       ===========
                  Basic - proforma............................         $    (0.44)      $      0.03
                                                                       ==========       ===========

                  Diluted - as reported.......................         $    (0.44)      $      0.04
                                                                       ==========       ===========
                  Diluted - proforma..........................         $    (0.44)      $      0.03
                                                                       ==========       ===========


PROPERTY AND EQUIPMENT

     We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country-by-country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). All costs associated with the acquisition, exploration, and development of oil and natural gas reserves are capitalized as incurred. For the three months ended March 31, 2002 we capitalized interest of $0.3 million. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. No overhead has been capitalized in the three months ended March 31, 2002 and 2003. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

     The costs of unproved properties are excluded from amortization until the properties are evaluated. Excluded costs attributable to the China cost center were $2.9 million at March 31, 2003 and December 31, 2002. We regularly evaluate our unproved properties on a country-by-country basis for possible impairment. If we abandon all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

     All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, substantially all of which was attributable to the Venezuelan cost center for the three months ended March 31, 2003 and 2002, was $3.2 million and $7.3 million ($2.57 and $2.82 per barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally five years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $0.4 million, and $0.1 million for the three months ended March 31, 2003 and 2002, respectively.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

     The investment in Geoilbent is accounted for using the equity method due to the significant influence we exercise over their operations and management. Investments include amounts paid to the investee companies for shares of stock and other costs incurred associated with the acquisition and evaluation of technical data for the oil and natural gas fields operated by the investee company. Equity in earnings of Geoilbent is based on a fiscal year ending September 30. No dividends have been paid to us from Geoilbent.

     Equity in earnings and losses and investments in and advances to Geoilbent are as follows (in thousands):

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2003              2002
                                                                                  -------------    -------------
Investments
     Equity in net assets..................................................       $      28,056    $      28,056
     Other costs, net of amortization......................................                 747              263
                                                                                  -------------    -------------
         Total investments.................................................              28,803           28,319

Advances ..................................................................               2,540            2,527

Equity in earnings.........................................................               4,362           20,937
                                                                                  -------------    -------------

     Total.................................................................       $      35,705    $      51,783
                                                                                  =============    =============

NOTE 3 - LONG-TERM DEBT

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2003              2002
                                                                                  -------------    -------------

Senior unsecured notes with interest at 9.375%.
     See description below.................................................       $      85,000    $      85,000
Note payable with interest at 6.4%.
     See description below.................................................               3,300            3,900
Bolivar denominated note payable.
     See description below.................................................               -                2,167
Note payable with interest at 7.4%.
     See description below.................................................              15,500           15,500
                                                                                  -------------    -------------
                                                                                        103,800          106,567

Less current portion.......................................................               2,192            1,867
                                                                                  -------------    -------------
                                                                                  $     101,608    $     104,700
                                                                                  =============    =============

     In November 1997, we issued $115.0 million in 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes"), of which we have repurchased $30.0 million. Interest on the 2007 Notes is due May 1 and November 1 of each year.

     In March 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank, for construction of an oil pipeline. The loan is in two parts, with the first part in an original principal amount of $6.0 million which bears interest payable monthly based on 90-day London Interbank Borrowing Rate ("LIBOR") plus 5 percent with principal payable quarterly for five years. The second part, in the original principal amount of 4.4 billion Venezuelan Bolivars ("Bolivars"), bears interest payable monthly based on a mutually agreed interest rate determined quarterly, or a six-bank average published by the central bank of Venezuela. The Bolivar denominated loan was repaid on March 31, 2003.

     On October 1, 2002, Benton-Vinccler executed a note and borrowed $15.5 million to fund construction of a gas pipeline and related facilities to deliver natural gas from the Uracoa field to a Petroleos de Venezuela, S.A. ("PDVSA") pipeline. The interest rate for this loan is LIBOR plus 6 percentage points determined quarterly. The term is four years with a quarterly amortization of $1.3 million beginning with the first quarter 2004 to coincide with the first payment from our gas sales.

     The remaining notes payable ($18.8 million) provide for certain limitations on mergers and sale of assets. The Company has guaranteed the repayment of these notes.

     Loans related to Benton-Vinccler's oil and gas pipeline project loans allow the lender to accelerate repayment if production ceases for a period greater than thirty days. During December 2002, when production in Venezuela was interrupted, Benton-Vinccler was granted a waiver of this provision until February 18, 2003 in exchange for a prepayment of the next two principal obligations aggregating $0.9 million. This prepayment, while using cash reserves, reduced our net interest expense as the current interest expense was more than the current interest income earned on the invested funds. On February 8, 2003, Benton-Vinccler recommenced production, thereby eliminating the need for an additional waiver.

     At March 31, 2003, we and Benton-Vinccler were in compliance with all note covenants.

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

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME

     Benton-Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. The three months ended March 31, 2002 included a non-recurring foreign payroll adjustment of $0.7 million. We have incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                    2003                2002
                                                                                -------------      -------------

Venezuelan Municipal Taxes.................................................     $         513      $         933
Franchise Taxes............................................................                27                 33
Payroll and Other Taxes....................................................               107               (382)
                                                                                -------------      -------------
                                                                                $         647      $         584
                                                                                =============      =============

TAXES ON INCOME

     At December 31, 2002, we had, for U.S. federal income tax purposes, operating loss carryforwards of approximately $56.3 million expiring in the years 2011 through 2022. Income tax expense represents foreign taxes attributable to our Venezuela operations.

     We do not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of our ongoing business.

NOTE 6 - OPERATING SEGMENTS

     We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela operating segment are derived from the production and sale of oil. Operations included under the heading "United States and other" include corporate management, exploration and production activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and other segment and are not allocated to other operating segments:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                    2003                2002
                                                                                -------------      -------------
                                                                                         (in thousands)
OPERATING SEGMENT REVENUES
Oil Sales:
     Venezuela.............................................................     $      18,825      $      27,247
                                                                                -------------      -------------
         Total oil sales...................................................            18,825             27,247
                                                                                -------------      -------------

OPERATING SEGMENT INCOME
     Venezuela.............................................................             3,538              5,506
     Russia   .............................................................           (16,158)              (398)
     United States and other...............................................            (2,837)            (3,623)
                                                                                --------------     -------------
         Net income (loss).................................................     $     (15,457)     $       1,485
                                                                                ==============     =============

                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    2003                2002
                                                                                -------------      -------------
OPERATING SEGMENT ASSETS
     Venezuela.............................................................     $     220,573      $     209,733
     Russia   .............................................................            36,284             52,302
     United States and other...............................................           121,285            122,355
                                                                                -------------      -------------
     Subtotal .............................................................           378,142            384,390
     Intersegment eliminations.............................................           (51,226)           (49,198)
                                                                                --------------     -------------
                                                                                $     326,916      $     335,192
                                                                                =============      =============

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT

     We own 34 percent of Geoilbent, a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the West Siberia region of Russia. Our investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the three months ended December 31, 2002 and 2001 were 1.5 million barrels (1.0 million domestic and 0.5 million export) and 1.9 million barrels (1.2 million domestic and 0.7 million export), respectively. Prices for crude oil for the three months ended December 31, 2002 and 2001 averaged $14.65 ($10.09 domestic and $22.79 export) and $13.36 ($8.92 domestic and $21.43 export) per barrel, respectively. Depletion expense attributable to Geoilbent for the three months ended December 31, 2002 and 2001 was $3.32 and $2.44 per barrel, respectively. All amounts represent 100 percent of Geoilbent. Summarized financial information for Geoilbent follows (in thousands):


STATEMENTS OF INCOME:                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                                    2002                2001
                                                                                -------------      -------------
Revenues
     Oil sales.............................................................     $      21,921      $      25,608

Expenses
     Selling and distribution expenses.....................................             1,046              2,277
     Operating expenses....................................................             4,356              3,850
     Impairment of oil and gas properties..................................            50,000                 --
     Depletion, depreciation and amortization..............................             5,691              6,360
     General and administrative............................................             1,545              2,522
     Taxes other than on income............................................             7,963              7,006
                                                                                -------------      -------------
                                                                                       70,601             22,015
                                                                                -------------      -------------

Income (loss) from operations..............................................           (49,680)             3,593

Other Non-Operating Income (Expense)
     Other income..........................................................              (574)               566
     Interest expense......................................................              (479)            (1,689)
     Net gain on exchange rates............................................               113                664
                                                                                -------------      -------------
                                                                                         (940)              (459)
                                                                                -------------      -------------

Income (loss) before income taxes..........................................           (49,620)             3,134

Income tax expense (benefit)...............................................              (870)             1,993
                                                                                -------------      -------------

Net income (loss)..........................................................     $     (48,750)     $       1,141
                                                                                =============      =============


BALANCE SHEET DATA:                                                     DECEMBER 31, 2002       SEPTEMBER 30, 2002
                                                                        -----------------       ------------------
         Current Assets ...........................................       $    20,829              $    18,785
         Other Assets .............................................           133,894                  186,815
         Current Liabilities ......................................            53,743                   54,051
         Other Liabilities ........................................             7,500                    7,500
         Net Equity................................................            83,480                  144,049

     Due to low Russian domestic oil prices, the net present value of Geoilbent's proved reserves at December 31, 2002 was lower than Geoilbent's unamortized capitalized cost of its oil and gas properties at that date. As a result, Geoilbent recorded a $50 million full cost ceiling test impairment in the three months ended December 31, 2002. Russian domestic oil prices historically decline in the winter months due to export limitations and rise in the spring and early summer. However, during the period Russian domestic prices have remained low and further full cost ceiling impairments may occur depending on the Russian domestic oil price.

     The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") together agreed in 1996 to lend up to $65 million to Geoilbent, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. As of December 31, 2002, the outstanding balance of the loan with EBRD was $22 million. The IMB portion was repaid in November 2002. By agreement dated September 23, 2002, the loan agreement with EBRD was restructured into a revolving credit agreement, with up to $50 million available, including the $22 million already outstanding. The interest rate for the restructured loan is six-month LIBOR plus 4.75 percent, with additional interest up to 3 percent during the term portion of the loan based upon Geoilbent's net income. Principal payments are due in six equal semiannual installments beginning January 27, 2004. The outstanding loan balance at March 31, 2003, was $30.0 million. The restructured loan agreement grants EBRD a security interest in the assets of Geoilbent and requires that Geoilbent meet certain financial ratios and covenants, including a minimum current ratio. The loan agreement also provides for certain limitations on liens, additional indebtedness, certain investments, capital expenditures, dividends, mergers and sales of assets. In addition, the Company and Open Joint Stock Company Minlay ("Minlay"), have pledged their ownership interests in Geoilbent as security for the debt, and agreed to support Geoilbent in its obligations under the loan agreement, including providing technical and managerial personnel and resources to develop its fields. Under these agreements, the Company and Minlay are each jointly and severally liable to EBRD for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by the other of its support obligations. As available, proceeds from the restructured loan will be used to reduce payables and to develop the South Tarasovskoye Field.

     The restructured loan agreement required that Geoilbent implement a new management system by May 1, 2003. Geoilbent was unable to satisfy this requirement which results in a potential event of default whereby EBRD may, at its option, demand payment by Geoilbent of the outstanding principal and interest and sell all or part of our ownership interest in Geoilbent to satisfy the debt. In addition, Geoilbent must meet a current ratio requirement of 1.1:1 beginning with the fourth quarter of 2002. If Geoilbent fails to meet the ratio requirements for two consecutive quarters it will also result in a potential event of default whereby EBRD may, at its option, demand payment by Geoilbent of the outstanding principle and interest and sell all or part of our ownership interest in Geoilbent to satisfy the debt. At December 31, 2002, and September 30, 2002, the current liabilities of Geoilbent exceeded its current assets by $32.9 and $35.3 million, respectively. Included in current liabilities as of December 31, 2002 is the $22.0 million EBRD loan. This debt was classified as current because Geoilbent could not implement the new management information system by May 1, 2003 as required by the EBRD facility. As a result of this situation, Geoilbent's independent accountants have indicated in their September 30, 2002 report that substantial doubt exists regarding Geoilbent's ability to meet its debts as they come due. While no assurance can be given, we believe these covenant defaults are temporary and do not result in an other than temporary decline in the value of our investment in Geoilbent.

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

     Geoilbent management plans to further address the working capital deficit by reducing certain capital expenditures and funding its 2003 debt service and planned capital expenditures with cash flows from existing producing properties and its development drilling program. At December 31, 2002, Geoilbent had accounts payable outstanding of $12.2 million of which approximately $5.9 million was 90 days or more past due. The amounts outstanding were primarily to contractors and vendors for drilling and construction services. On March 12, 2003 Geoilbent borrowed $8.0 million under the EBRD loan to reduce payables. Under Russian law, creditors to whom payments are 90 days or more past due can force a company into involuntary bankruptcy. Geoilbent's financial statements do not include any adjustments that might result if Geoilbent were unable to continue as a going concern.

     As of September 30, 2002, the Geoilbent shareholders had provided Geoilbent with subordinated loans totaling $7.5 million ($2.5 million from Harvest and $5.0 million from Minlay). These loans are unsecured and repayable in January 2004. The interest rate is based on LIBOR up to January 2004, and rises from 8 to 12 percent thereafter. There can be no assurance that Geoilbent will have the ability to repay the loans made by the Company when due.

ARCTIC GAS COMPANY

     On April 12, 2002, we sold Arctic Gas and transferred our 68 percent equity interest to the buyer. The equity earnings of Arctic Gas have historically been based on a fiscal year ended September 30. The Statements of Operations shown below are reflected in our results for the three months ended March 31, 2002.

         We accounted for our interest in Arctic Gas using the equity method due to the significant influence we exercised over the operating and financial policies of Arctic Gas. Our weighted-average equity interest, for the three months ended December 31, 2001 was 40 percent. Summarized financial information for Arctic Gas follows (in thousands). All amounts represent 100 percent of Arctic Gas.



                                                                             THREE MONTHS ENDED
STATEMENTS OF OPERATIONS:                                                     DECEMBER 31, 2001
                                                                             ------------------
Oil sales..................................................................     $       3,945

Expenses
     Selling and distribution expenses.....................................             1,565
     Operating expenses....................................................               898
     Depreciation .........................................................               251
     General and administrative............................................             1,072
     Taxes other than on income............................................               547
                                                                                -------------
                                                                                        4,333
                                                                                -------------
Loss from operations.......................................................              (388)

Other Non-Operating Income (Expense)
     Other expenses........................................................                (5)
     Interest expense......................................................              (335)
     Net loss on exchange rates............................................               (33)
                                                                                -------------
                                                                                         (373)
                                                                                -------------

Loss before income taxes...................................................              (761)

Income tax benefit.........................................................                --
                                                                                -------------
Net loss...................................................................     $        (761)
                                                                                =============

BALANCE SHEET DATA:

                                                                              DECEMBER 31, 2001
                                                                             ------------------

         Current assets ...................................................     $       3,340
         Other assets .....................................................            13,817
         Current liabilities ..............................................            33,758
         Net deficit.......................................................           (16,601)

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

     On September 19, 2002, Benton-Vinccler and PDVSA signed an amendment to the operating service agreement, providing for the delivery of up to 198 Bcf of natural gas through July 2012 at a price of $1.03 per Mcf. Natural gas sales are expected to commence at a rate of 40 to 50 MMcf of natural gas per day in the fourth quarter of 2003 and gradually increase up to 70 MMcfpd in 12 to 18 months from the initial sale. In addition, Benton-Vinccler agreed to sell to PDVSA 4.5 million barrels of oil at $7.00 per barrel beginning with its first gas sale.

Initial gas production will come from the Uracoa field, which allows us to more efficiently manage the reservoir and eliminate the restrictions on producing oil wells with high gas to oil ratios. The gas reserves in the Bombal field will be used to meet the future terms of the gas contract in 2005 or 2006.

     The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

     No wells were drilled in the three months ended March 31, 2003.

NOTE 9 - UNITED STATES OPERATIONS

     We acquired a 100 percent interest in three California State offshore oil and gas leases ("California Leases") and a parcel of onshore property from Molino Energy Company, LLC. We impaired all of the capitalized costs associated with the California Leases and the onshore property. The California Leases have expired, and we will plug and abandon a previously drilled exploratory well, and undertake any required lease and land reclamation. It is believed that these costs will not be material.

NOTE 10 - CHINA OPERATIONS

     In December 1996, we acquired Crestone Energy Corporation, subsequently renamed Benton Offshore China Company. Its principal asset is a petroleum contract with China National Offshore Oil Corporation for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People's Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The territorial dispute has lasted for many years, and there has been limited exploration and no development activity in the area under dispute. As part of our review of company assets, we conducted a third-party evaluation of the WAB-21 area. Through that evaluation and our own assessment we recorded a $13.4 million impairment charge in the second quarter of 2002. WAB-21 represents the $2.9 million excluded from the full cost pool as reflected on our March 31, 2003 and December 31, 2002 balance sheets.

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

     On May 11, 2001, Mr. Benton and the Company entered into a settlement and release agreement under which the consulting agreement was terminated as to future services and Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provides for the repayment of our loans to him. On July 31, 2002, the bankruptcy court confirmed the plan of reorganization, which incorporated the terms of the settlement. As of that date, Mr. Benton's indebtedness was about $6.7 million for which we provided a full reserve. Under the settlement agreement and plan of reorganization we have recovered $3.3 million of Mr. Benton's obligation. We continue to accrue interest and provide a reserve on the remaining amount due.

     Mr. Benton and the Company disagree over Mr. Benton's remaining obligations to us under the settlement agreement and plan of reorganization. In addition, Mr. Benton is claiming that he is due significant additional amounts with respect to the incentive bonus associated with the sale of our interest in Arctic Gas. Mr. Benton and the Company have agreed to submit their dispute to binding arbitration. While the outcome of arbitration cannot be predicted, we believe that we have a substantial basis for our positions and intend to vigorously pursue them.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Harvest Natural Resources, Inc. ("Harvest" or the "Company") cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words "budget", "anticipate", "expect", "believes", "goals", "projects", "plans", "anticipates", "estimates", "should", "could", "assume" and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for our undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company's ability to acquire oil and gas properties that meet its objectives, changes in operating costs, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our 2002 Annual Report on form 10-K, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.

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

MANAGEMENT, OPERATIONAL AND FINANCIAL RESTRICTIONS

     We had two overriding strategic priorities for 2002: (i) to reduce the amount of debt on the balance sheet; and (ii) to improve the value of our producing assets. We also strengthened our management team and recommitted, as a management team and board of directors, to maintain the highest standards in corporate governance, financial transparency and business ethics.

     The balance sheet was significantly strengthened by completing the sale of Arctic Gas which produced $220 million in cash and net proceeds, after taxes and expenses, of $190 million (including $30 million for repayment of our intercompany debt) that were used, in part, to redeem all of the $108 million of
11.625 percent senior notes due in May 2003 ("2003 Notes"). An additional $20 million of the $105 million of 9.375 percent senior notes due in November 2007 were also retired. The balance of the proceeds were retained to improve our financial flexibility and to be available for acquisitions, reduction of debt or other general corporate purposes. This strategy of strengthening our balance sheet has already been partially rewarded by our ability to maintain our financial flexibility in spite of the temporary loss of production as a result of the national civil work stoppage in

Venezuela. At March 31, 2003, we had $88.8 million of cash or marketable securities and a long debt-to-total capital ratio of 37 percent.

CAPITAL RESOURCES AND LIQUIDITY

     The oil and natural gas industry is a highly capital intensive and cyclical business with unique operating and financial risks (see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2002). We require capital principally to service our debt and to fund the following costs:

     o drilling and completion costs of wells and the cost of production, treating and transportation facilities;

     o    geological, geophysical and seismic costs; and

     o    acquisition of interests in oil and gas properties.

     The amount of available capital will affect the scope of our operations and the rate of our growth. Our future rate of growth also depends substantially upon the prevailing prices of oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to service our debt. Benton-Vinccler has hedged a portion of its 2003 oil sales by purchasing a WTI crude oil "put" to protect its 2003 cash flow. The put is for 10,000 barrels of oil per day for the period of March 1, 2003 through December 31, 2003. Due to the pricing structure for our Venezuela oil, the put has the economic effect of hedging approximately 20,800 Bopd. The put cost is $2.50 per barrel, or approximately $7.7 million, and has a strike price of $30.00 per barrel.

     On February 5, 2003, the Venezuelan government imposed currency controls and created the Commission for Administration of Foreign Currency ("CADIVI") with the task of establishing the detailed rules and regulations and generally administering the exchange control regime. The currency controls fix the exchange rate between the Bolivar and the U.S. dollar, and restricts the ability to exchange Bolivars for dollars and vice versa. Oil companies, such as Benton-Vinccler are allowed to receive payments for oil sales in U.S. currency and pay dollar-denominated expenses from those payments. The near-term effect of the currency restriction has been to restrict Benton-Vinccler's ability to make payments to employees and vendors in Bolivars, causing it to borrow money on a short-term basis to meet these obligations. All of these short-term borrowings have been repaid and while we now have Bolivars to meet our current obligations, the situation could change. In addition, the currency controls increased the cost of Benton-Vinccler's Bolivar denominated debt. Benton-Vinccler repaid the entire Bolivar denominated debt on March 31, 2003. We are unable to predict the full impact of the currency controls on us or Benton-Vinccler as the CADIVI has not issued final regulations.

     In the future, our ability to pay interest on our debt and general corporate overhead can be dependent upon the ability of Benton-Vinccler to make loan repayments, dividends and other cash payments to us. However, there have been, and may again be, unforeseeable interruptions in oil and gas sales or there may be contractual obligations or legal impediments such as the recently instituted currency controls to receiving dividends or distributions from Benton-Vinccler, which could prohibit Benton-Vinccler from remitting funds to us. Management does not believe that the currency controls will prohibit our ability to receive funds from Benton-Vinccler, although were it to do so, our ability to meet our cash requirements would be adversely affected.

Debt Reduction. We currently have a significant debt principal obligation payable in 2007 ($85 million). We intend to continue to evaluate open market debt purchases of the obligations due in 2007 to further reduce debt. On March 31, 2003, Benton-Vinccler repaid all $2.2 million of its outstanding Bolivar denominated debt.

Working Capital. Our capital resources and liquidity are affected by the timing of our semiannual interest payments of approximately $4.0 million each May 1 and November 1 on the 2007 Notes and by receipt of the quarterly payments from PDVSA at the end of the months of February, May, August and November pursuant to the terms of the contract between Benton-Vinccler and PDVSA regarding the South Monagas Unit. As a consequence of the timing of these interest payment outflows and the PDVSA payment inflows, our cash balances can increase and decrease dramatically on a few dates during the year. In each May and November in particular, interest payments at the beginning of the month and PDVSA payments at the end of the month create large swings in our cash balances.

     The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                       -------------------------------------------
                                                                          2003                          2002
                                                                       -----------                 ---------------
                                                                                     (in thousands)
         Net cash provided by operating activities............         $    11,175                 $         8,518
         Net cash provided by (used in) investing activities..             (10,884)                         97,554
         Net cash provided by (used in) financing activities..              (3,029)                       (109,237)
                                                                       -----------                 ---------------
         Net increase (decrease) in cash......................         $    (2,738)                $        (3,165)
                                                                       ===========                 ===============

     At March 31, 2003, we had current assets of $131.7 million and current liabilities of $37.8 million, resulting in working capital of $93.9 million and a current ratio of 3.5:1. This compares with a working capital of $97.0 million and a current ratio of 3.8:1 at December 31, 2002. The decrease in working capital of $3.1 million was primarily due to the lack of Venezuelan crude sales during the civil national work stoppage.

     Cash Flow from Operating Activities. During the three months ended March 31, 2003 and 2002, net cash provided by operating activities was approximately $11.2 million and $8.5 million, respectively. The $2.7 million increase was primarily due to changes in operating assets and liabilities.

     Cash Flow from Investing Activities. During the three months ended March 31, 2003 and 2002, we had drilling and production-related capital expenditures of approximately $12.5 million and $12.7 million, respectively. Included in the $12.5 million was the addition of $4.3 million for the asset retirement liability. See Note 1 - Organization and Summary of Significant Accounting Policies. The three months ended March 31, 2002 included $120.9 million partial payment on sale of Arctic Gas.

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

     Cash Flow from Financing Activities. During the three months ended March 31, 2003, Benton-Vinccler repaid all of its Bolivar Denominated debt ($1.9 million) and $0.9 million of its US dollar debt. $0.6 million of the US dollar debt was an acceleration of the next two principle payments discussed in Note 3
- Long-Term Debt and Liquidity.

     We have an approximately $11,000 lease obligation per month for our Houston office space. This lease is valid through August 2004. The following table summarizes our contractual obligations at March 31, 2003.


                                                            PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                          -------------------------------------------------------------------------
                                                          LESS THAN                                       AFTER 4
         CONTRACTUAL OBLIGATION               TOTAL         1 YEAR        1-2 YEARS     3-4 YEARS          YEARS
         ----------------------           -----------     -----------     ---------     ---------       -----------

         Long Term Debt                   $   103,800     $     2,192    $     6,367    $     6,367     $    88,874
         Building Lease                           220             132             88             --              --
                                          -----------     -----------    -----------    -----------     -----------
         Total                            $   104,020     $     2,324    $     6,455    $     6,367     $    88,874
                                          ===========     ===========    ===========    ===========     ===========

     We currently have a significant debt obligation of $85 million payable in November 2007. Our ability to meet our debt obligation and to reduce our level of debt depends on the successful implementation of our strategic objectives.

RESULTS OF OPERATIONS

     We include the results of operations of Benton-Vinccler in our consolidated financial statements and reflect the 20 percent ownership interest of Vinccler as a minority interest. We account for our investments in Geoilbent and Arctic Gas using the equity method. We include Geoilbent and Arctic Gas in our consolidated financial statements based on a fiscal year ending September 30. Accordingly, our results of operations for the three months ended March 31, 2003 and 2002 reflect results from Geoilbent and Arctic Gas (which was sold on April 12, 2002) for the three months ended December 31, 2002 and 2001, respectively.

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

     You should read the following discussion of the results of operations for the three months ended March 31, 2003 and 2002 and the financial condition as of March 31, 2003 and December 31, 2002 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Our results of operations for the three months ended March 31, 2003 primarily reflected the results for Benton-Vinccler in Venezuela, which accounted for all of our production and oil sales revenue. As a result of national civil work stoppage, production halted on December 21, 2002 and resumed on February 8, 2003. Oil revenue per barrel increased 43 percent (from $10.73 in 2002 to $15.34 in 2003) and oil sales quantities decreased 52 percent (from 2.5 million barrels "MMBbls" of oil in 2002 to 1.2 MMBbls of oil in 2003).

     Our revenues decreased $8.4 million, or 45 percent, during the three months ended March 31, 2003 compared with 2002. This was due to decreased sales quantities from the national civil work stoppage offset by higher world crude oil prices. Our sales quantities for the three months ended March 31, 2003 from Venezuela were 13,600 barrels of oil per day "BOPD" compared with 28,200 BOPD for the three months ended March 31, 2002.

     Our operating expenses decreased $0.9 million, or 12 percent, during the three months ended March 31, 2003 compared with the three months ended March 31, 2002. This was primarily due to the national work stoppage. Depletion, depreciation and amortization decreased $3.9 million, or 53 percent, during the three months ended March 31, 2003 compared with the three months ended 2002 due to decreased production at the South Monagas Unit. Depletion expense per barrel of oil produced from Venezuela during the three months ended March 31, 2003 was $2.57 compared with $2.37 during the three months ended 2002. General and administrative expenses remained flat during the three months ended March 31, 2003 compared with the three months ended 2002. Taxes other than on income increased during the three months ended March 31, 2003 compared with the three months ended 2002.

     Interest expense decreased $3.8 million, or 59 percent, during the three months ended March 31, 2003 compared with the three months ended 2002. This was primarily due to the repurchase of debt. Net gain on exchange rates decreased $1.5 million for the three months ended March 31, 2003 compared with the three months ended 2002. This was due to Bolivar currency controls discussed below. We realized income before income taxes and minority interest of $3.1 million during the three months ended March 31, 2003 compared with income of $4.6 million in the three months ended 2002. Income tax expense declined $0.8 million due to the lower pre-tax income. The effective tax rate deceased from 39 to 35 percent in the three months ended March 31, 2002, compared to March 31, 2003. The decrease was due to income taxes incurred on profitable foreign jurisdictions being lower and reduction in U.S. losses where no tax benefit is recorded. The income attributable to the minority interest decreased $0.5 million for the three months ended March 31, 2003 compared with the three months ended 2002. This decrease was due to the decreased production of Benton-Vinccler.

     Equity in net earnings of affiliated companies decreased $16.7 million, during the three months ended March 31, 2003 compared with the three months ended 2002. Equity earnings included our share of a $17.0 million full cost ceiling test impairment (write-down). See Note 7 - Russian Operations. The three months ended March 31, 2002 included a loss of $0.3 million on Arctic Gas.

EFFECTS OF FOREIGN EXCHANGE RATES

          Our results of operations and cash flow are affected by changing oil prices. However, our South Monagas Unit oil sales are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes. This dampens both any upward and downward effects of changing prices on our Venezuelan oil sales and cash flows. If the price of oil increases, there could be an increase in our cost for drilling and related services because of increased demand, as well as an increase in oil sales. Fluctuations in oil and natural gas prices may affect our total planned development activities and capital expenditure program. At present, the Russian Ruble is not a convertible currency outside the Russian Federation. Future movements in the exchange rates between the Russian Ruble and the US dollar will affect the carrying value of Geoilbent's Russian Ruble denominated assets and liabilities and our ability to realize non-monetary assets represented in US dollars in Geoilbent's financial statements.

CONCLUSION

          While we can give you no assurance, we believe that our cash flow from operations and $88.8 million cash and marketable securities will provide sufficient capital resources and liquidity to fund our planned capital expenditures, investments in and advances to Geoilbent and semiannual interest payment obligations for the next 12 months. Our expectation is based upon our current estimate of projected price levels, including our current hedge program, ability to remit funds from Benton-Vinccler and an assumption that there will be no material interruption in production or delays in the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA. Future cash flows are subject to a number of variables including, but not limited to, the level of production, prices, as well as various economic and political conditions that have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

OIL PRICES

         As an independent oil producer, our revenue, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. Historically, prices received for oil production have been volatile and unpredictable, and such volatility is expected to continue. Through February 14, 2003, we utilized a costless collar hedge transaction with respect to a portion of our oil production to achieve a more predictable cash flow, establish an acceptable rate of return on our South Monagas capital program, as well as to reduce our exposure to price fluctuations. Benton-Vinccler has hedged a portion of its 2003 oil production by purchasing a WTI crude oil "put" to protect its 2003 cash flow. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. See Note 1 - Derivatives and Hedging for a complete discussion of our derivative activity.

INTEREST RATES

         Total long-term debt and the current portion of long-term debt at March 31, 2003 of $103.8 million consisted of fixed-rate senior unsecured notes maturing in 2007 ($85.0 million) and $18.8 million U.S. Dollar denominated loans of Benton-Vinccler. A hypothetical 10 percent adverse change in the interest rate would not have had a material affect on our results of operations.

FOREIGN EXCHANGE

         For the Venezuelan operations, oil and gas sales are received in U.S. dollars under a contract in effect through 2012; expenditures are both in U.S. dollars and local currency. For Geoilbent, a majority of the oil sales are received in Rubles; expenditures are both in U.S. dollars and local currency, although a larger percentage of the expenditures are in local currency. We have utilized no currency hedging programs to mitigate any risks associated with operations in these countries, and therefore our financial results are subject to favorable or unfavorable fluctuations in exchange rates and inflation in these countries. Venezuela has recently imposed currency exchange controls (see
Item 2. Capital Resources and Liquidity above).

POLITICAL RISK

         The stability of government in Venezuela and the government's relationship with the state-owned national oil company, PDVSA, remain significant risks for our company. PDVSA is the sole purchaser of all Venezuelan oil and gas production. From December 14, 2002 through February 6, 2003, no sales were made because of PDVSA's inability to accept our oil due to the national civil work stoppage. As a result, sales in 2003 were reduced by an estimated 1.2 million barrels. While the situation has stabilized and production is returning to normal, there continues to be political and economic uncertainty that could lead to another disruption of our sales. As a result of the national civil work stoppage, the Government of Venezuela terminated several thousand PDVSA employees and announced a decentralization of PDVSA's operations. While the effect of these changes cannot be predicted, it could adversely affect PDVSA's ability to manage its contracts and meet its obligations with its suppliers and vendors, such as Benton-Vinccler. However, we believe that PDVSA is committed to building its production levels back to full capacity and returning to more normalized business relations with its customers and suppliers. As a result of the situation in PDVSA, its February 2003 payment to Benton-Vinccler for crude delivered in the fourth quarter 2002 was late by seven days. While we have substantial cash reserves to withstand a future disruption, a prolonged loss of sales or a failure or delay by PDVSA to pay our invoices could have a material adverse effect on our financial condition.

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

         Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation as of March 31, 2003, of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective and there were no significant changes in internal controls or factors that could significantly alter their evaluation.

PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

                   None.

ITEM 2.    CHANGES IN SECURITIES

                   None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                   See Note 7 - Russian Operations with respect to a potential loan default by Geoilbent.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   None.

ITEM 5.    OTHER INFORMATION

                   None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  3.1  (i)  Amended and Restated Certificate of Incorporation of
                            Benton Oil and Gas Company.

                       (ii) Restated By-Laws as of May 14, 2002. (Incorporated
                            by reference to Exhibits 3.1(i) and (ii) to our Form 10-Q filed August 12, 2002, File No. 1-10762).

                  10.1 Amended and Restated Employment Agreement dated February 20, 2003 between Harvest Natural Resources, Inc. and Peter J. Hill.

                  10.2 Amended and Restated Employment Agreement dated February 20, 2003 between Harvest Natural Resources, Inc. and Steven W. Tholen.

                  10.3 Amended and Restated Employment Agreement dated February 20, 2003 between Harvest Natural Resources, Inc. and Kerry R. Brittain.

                  10.4 Amended and Restated Employment Agreement dated February 20, 2003 between Harvest Natural Resources, Inc. and Kurt A. Nelson.

(b)      Reports on Form 8-K

                  On January 24, 2003, we filed an 8-K for a press release dated January 23, 2003 updating our December 2002 Venezuelan sales.

                  On February 14, 2003, we filed an 8-K for a press release dated February 14, 2003 announcing the restart of production and sales in Venezuela.

                  On February 27, 2003, we filed an 8-K for a press release dated February 27, 2003 announcing fourth quarter and calendar year 2002 results.

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HARVEST NATURAL RESOURCES, INC.


Dated:   May 9, 2003                By:    /S/Peter J. Hill
                                           -------------------------------------
                                           Peter J. Hill
                                           President and Chief Executive Officer



Dated:   May 9, 2003                By:    /S/Steven W. Tholen
                                           -------------------------------------
                                           Steven W. Tholen
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

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


Date: May 9, 2003


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


Date: May 9, 2003


                                           /s/ Steven W. Tholen
                                           -------------------------------------
                                           Steven W. Tholen
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


                  3.1  (i)  Amended and Restated Certificate of Incorporation of
                            Benton Oil and Gas Company.

                       (ii) Restated By-Laws as of May 14, 2002. (Incorporated
                            by reference to Exhibits 3.1(i) and (ii) to our Form 10-Q filed August 12, 2002, File No. 1-10762).

                  10.1 Amended and Restated Employment Agreement dated February 20, 2003 between Harvest Natural Resources, Inc. and Peter J. Hill.

                  10.2 Amended and Restated Employment Agreement dated February 20, 2003 between Harvest Natural Resources, Inc. and Steven W. Tholen.

                  10.3 Amended and Restated Employment Agreement dated February 20, 2003 between Harvest Natural Resources, Inc. and Kerry R. Brittain.

                  10.4 Amended and Restated Employment Agreement dated February 20, 2003 between Harvest Natural Resources, Inc. and Kurt A. Nelson.

                  99.1 Persuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO certificates