Form 10-Q
period 2003-06-30
HARVEST NATURAL RESOURCES INC
filed 2003-08-12
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 2003 or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               for the transition period from      to
                                              ---     ---

                           COMMISSION FILE NO. 1-10762

                                   ----------


                         HARVEST NATURAL RESOURCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                      77-0196707
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

 15835 PARK TEN PLACE DRIVE, SUITE 115
            HOUSTON, TEXAS                                 77084
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

                                   Yes  X   No
                                       ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes  X   No
                                       ---      ---

At August 8, 2003, 35,250,731 shares of the Registrant's Common Stock were outstanding.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I         FINANCIAL INFORMATION

      Item 1.      FINANCIAL STATEMENTS
                   Unaudited Consolidated Balance Sheets at June 30, 2003
                      and December 31, 2002...............................................................     3
                   Unaudited Consolidated Statements of Operations and
                      Comprehensive Income for the Three and Six Months
                      Ended June 30, 2003 and 2002........................................................     4
                   Unaudited Consolidated Statements of Cash Flows for the Six
                      Months Ended June 30, 2003 and 2002.................................................     5
                   Notes to Consolidated Financial Statements.............................................     7

      Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS....................................................    17

      Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK......................................................................    20

      Item 4.      CONTROLS AND PROCEDURES................................................................    20

PART II        OTHER INFORMATION

      Item 1.      LEGAL PROCEEDINGS......................................................................    22

      Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................    22

      Item 3.      DEFAULTS UPON SENIOR SECURITIES........................................................    22

      Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................    22

      Item 5.      OTHER INFORMATION......................................................................    22

      Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.......................................................    22


SIGNATURES................................................................................................    23

PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               JUNE 30,    DECEMBER 31,
                                                                                 2003         2002
                                                                              ---------    ------------
                                                                                  (in thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ............................................   $  76,771    $     64,501
     Restricted cash ......................................................          12           1,812
     Marketable securities ................................................          --          27,388
     Accounts and notes receivable:
         Accrued oil sales ................................................      29,392          27,359
         Joint interest and other, net ....................................      10,212           8,002
     Commodity hedging contract ...........................................       4,013              --
     Prepaid expenses and other ...........................................       1,917           2,969
                                                                              ---------    ------------
              TOTAL CURRENT ASSETS ........................................     122,317         132,031

RESTRICTED CASH ...........................................................          16              16
OTHER ASSETS ..............................................................       2,601           2,520
DEFERRED INCOME TAXES .....................................................       4,949           4,082
INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANY .........................      34,872          51,783
PROPERTY AND EQUIPMENT:
     Oil and gas properties (full cost method - costs of $2,900
         excluded from amortization in 2003 and 2002, respectively) .......     611,430         576,601
     Other administrative property ........................................       8,013           7,503
                                                                              ---------    ------------
                                                                                619,443         584,104
     Accumulated depletion, depreciation and amortization .................    (448,458)       (439,344)
                                                                              ---------    ------------
                                                                                170,985         144,760
                                                                              ---------    ------------
                                                                              $ 335,740    $    335,192
                                                                              =========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade and other ....................................   $   3,310    $      3,804
     Accrued expenses .....................................................      34,207          20,644
     Accrued interest payable .............................................       1,439           1,405
     Income taxes payable .................................................       7,945           6,880
     Commodity hedging contract ...........................................          --             430
     Current portion of long-term debt ....................................       3,783           1,867
                                                                              ---------    ------------
              TOTAL CURRENT LIABILITIES ...................................      50,684          35,030
LONG-TERM DEBT ............................................................     100,017         104,700
ASSET RETIREMENT LIABILITY ................................................       2,238              --
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST .........................................................      26,247          24,145
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none ................................................          --              --
     Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 35,963 shares at June 30, 2003 and 35,900 shares at
         December 31, 2002 ................................................         360             359
     Additional paid-in capital ...........................................     173,840         173,559
     Retained earnings (accumulated deficit) ..............................     (14,020)            234
     Accumulated other comprehensive loss .................................        (387)             --
     Treasury stock, at cost, 730 shares at June 30, 2003 and 650 shares
         at December 31, 2002 .............................................      (3,239)         (2,835)
                                                                              ---------    ------------
              TOTAL STOCKHOLDERS' EQUITY ..................................     156,554         171,317
                                                                              ---------    ------------
                                                                              $ 335,740    $    335,192
                                                                              =========    ============

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                --------------------------    --------------------------
                                                    2003           2002           2003           2002
                                                -----------    -----------    -----------    -----------
                                                         (in thousands, except per share data)

REVENUES
     Oil sales ..............................   $    28,576    $    33,022    $    47,966    $    60,269
     Ineffective hedge activity .............            --             --           (565)            --
                                                -----------    -----------    -----------    -----------
                                                     28,576         33,022         47,401         60,269
                                                -----------    -----------    -----------    -----------

EXPENSES
     Operating expenses .....................         9,483          8,437         15,998         15,855
     Depletion, depreciation and amortization         5,710          7,334          9,225         14,774
     Write-downs of oil and gas properties
       and impairments ......................            --         13,427             --         13,427
     General and administrative .............         3,747          5,326          6,971          8,604
     Taxes other than on income .............           971          1,223          1,618          1,807
                                                -----------    -----------    -----------    -----------
                                                     19,911         35,747         33,812         54,467
                                                -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS ...............         8,665         (2,725)        13,589          5,802

OTHER NON-OPERATING INCOME (EXPENSE)
     Gain on disposition of assets ..........            --        142,977             --        142,977
     Gain on early extinguishment of debt ...            --            874             --            874
     Investment earnings and other ..........           354          1,210            632          1,716
     Interest expense .......................        (2,642)        (4,500)        (5,310)       (11,009)
     Net gain on exchange rates .............            --          2,379            525          4,434
                                                -----------    -----------    -----------    -----------
                                                     (2,288)       142,940         (4,153)       138,992
                                                -----------    -----------    -----------    -----------

INCOME FROM CONSOLIDATED
    COMPANIES BEFORE INCOME
    TAXES AND MINORITY INTERESTS ............         6,377        140,215          9,436        144,794

INCOME TAX EXPENSE ..........................         3,104         59,692          4,160         61,493
                                                -----------    -----------    -----------    -----------
INCOME BEFORE MINORITY INTERESTS ............         3,273         80,523          5,276         83,301

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY COMPANIES ....................         1,216          2,031          2,102          3,411
                                                -----------    -----------    -----------    -----------

INCOME FROM CONSOLIDATED COMPANIES ..........         2,057         78,492          3,174         79,890

EQUITY IN NET LOSSES
    OF AFFILIATED COMPANIES .................          (853)        (2,172)       (17,428)        (2,085)
                                                -----------    -----------    -----------    -----------

NET INCOME (LOSS) ...........................   $     1,204    $    76,320    $   (14,254)   $    77,805
                                                ===========    ===========    ===========    ===========

OTHR COMPREHENSIVE LOSS:  UNREALIZED
    MARK TO MARKET LOSS FROM CASH FLOW
    HEDGING ACTIVITIES, NET OF TAX ..........        (3,001)            --           (387)            --
                                                -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS) .................   $    (1,797)   $    76,320    $   (14,641)   $    77,805
                                                ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:
     Basic ..................................   $      0.03    $      2.20    $     (0.40)   $      2.26
                                                ===========    ===========    ===========    ===========
     Diluted ................................   $      0.03    $      2.09    $     (0.40)   $      2.17
                                                ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------
                                                                               2003              2002
                                                                          --------------    --------------
                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ................................................   $      (14,254)   $       77,805
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depletion, depreciation and amortization .....................            9,225            14,774
         Write-downs of oil and gas properties ........................               --            13,427
         Amortization of financing costs ..............................              281             1,464
         Gain on disposition of assets ................................               --          (142,977)
         Gain on early extinguishment of debt .........................               --              (874)
         Equity in losses of affiliated companies .....................           17,428             2,085
         Allowance for employee notes and accounts receivable .........              103               164
         Non-cash compensation-related charges ........................              123               503
         Minority interest in undistributed earnings of subsidiaries ..            2,102             3,411
         Deferred income taxes ........................................             (667)           52,921
         Changes in operating assets and liabilities:
              Accounts and notes receivable ...........................           (4,346)           (6,007)
              Prepaid expenses and other ..............................            1,052            (1,972)
              Commodity hedging contract ..............................           (4,600)               --
              Accounts payable ........................................             (494)            2,570
              Accrued expenses ........................................           13,563           (10,485)
              Accrued interest payable ................................               34            (2,383)
              Asset retirement liability ..............................            2,238                --
              Commodity hedging contract payable ......................             (430)               --
              Income taxes payable ....................................            1,065             7,461
                                                                          --------------    --------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES ...........           22,423            11,887
                                                                          --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments ................................               --           189,841
     Additions of property and equipment ..............................          (35,450)          (20,715)
     Investment in and advances to affiliated companies ...............             (517)            8,713
     Decrease in restricted cash ......................................            1,800                --
     Purchases of marketable securities ...............................         (256,058)          (46,642)
     Maturities of marketable securities ..............................          283,446            33,750
                                                                          --------------    --------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....           (6,779)          164,947
                                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options ......................              159             1,841
     Purchase of treasury stock .......................................             (404)               --
     Payments on short-term borrowings and notes payable ..............           (2,767)         (131,053)
     (Increase) decrease in other assets ..............................             (362)               63
                                                                          --------------    --------------
              NET CASH USED IN FINANCING ACTIVITIES ...................           (3,374)         (129,149)
                                                                          --------------    --------------

              NET INCREASE IN CASH AND CASH EQUIVALENTS ...............           12,270            47,685

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................           64,501             9,024
                                                                          --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................   $       76,771    $       56,709
                                                                          ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for interest expense .................   $        6,501    $       13,326
                                                                          ==============    ==============
     Cash paid during the period for income taxes .....................   $        2,180    $        1,426
                                                                          ==============    ==============

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         During the six months ended June 30, 2003 and 2002, we recorded an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively, related to the interest accrued on the remaining amounts owed to us by our former Chief Executive Officer.























          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

         In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2003, and the consolidated results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

         The consolidated results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

ACCOUNTS AND NOTES RECEIVABLE

         Allowance for doubtful accounts related to employee notes was $3.6 million and $3.5 million at June 30, 2003 and December 31, 2002, respectively.

MINORITY INTERESTS

         We record a minority interest attributable to the minority shareholder of our Venezuela subsidiary. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We reflected unrealized mark-to-market losses from cash flow hedging activities as other comprehensive loss during the three and six month periods ended June 30, 2003 and, in accordance with SFAS 130, have presented comprehensive loss in the unaudited consolidated statement of operations.

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

         Benton-Vinccler hedged a portion of its 2003 oil sales by purchasing a WTI crude oil "put" to protect its 2003 cash flow. The put is for 10,000 barrels of oil per day for the period of March 1, 2003 through December 31, 2003. This put qualified under the highly effective test and the mark-to-market loss at June 30, 2003 is included in other comprehensive loss. Due to the pricing structure for our Venezuela oil, the put has the economic effect of hedging approximately 20,800 barrels of oil per day. The put cost is $2.50 per barrel, or $7.7 million, and has a strike price of $30.00 per barrel. The notional amount of each financial instrument is based on expected sales of crude oil production from existing and future development wells and the related incremental oil production associated with production from high gas-to-oil ratio wells after the installation of a gas pipeline. These instruments protect our projected investment return and cash flow derived from our production by reducing the impact of a downward crude oil price movement until their expiration. At June 30, 2003, Accumulated Other Comprehensive Loss consisted of $0.6 million ($0.4 million net of tax) of unrealized losses on our oil sales hedge. Oil sales for the six months ended June 30, 2003 includes $0.2 million loss in settlement on this hedge. The deferred net losses recorded in Accumulated Other Comprehensive Loss are expected to be reclassified to earnings during the next twelve months.

ASSET RETIREMENT LIABILITY

         Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). As a result of adopting this statement, Benton-Vinccler recorded under the full cost method of accounting for oil and gas properties an increase in oil and gas properties as well as a corresponding liability account in the amount of $4.3 million. This asset retirement obligation is associated with the plugging and abandonment of certain wells in Venezuela. SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. Historically, we determined that there would be no wells to plug and abandon before returning the fields to PDVSA. In January 2003, one of our wells suffered a leak in its casing allowing natural gas to travel to the surface. The well was plugged and abandoned and a comprehensive study of all existing wells was undertaken. This study indicated an increased likelihood that we would have to plug and abandon certain of the wells during the term of the agreement. No prior provision was undertaken and no cumulative adjustment was required. We have abandoned ten wells in the first six months of 2003. Changes in asset retirement obligations during the six months ended June 30, 2003 were as follows:

         Asset retirement obligations as of January 1, 2003..............       $     --
              Liabilities recorded during the first quarter..............          4,237
              Liabilities incurred during the second quarter.............         (2,050)
              Accretion expense..........................................             51
                                                                                --------
         Asset retirement obligations as of June 30, 2003................       $  2,238
                                                                                ========

         The pro forma effect, as if FAS 143 had been adopted in the prior periods, on net income and earnings per share is not material.

EARNINGS PER SHARE

          Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 35.2 million for the three and six months ended June 30, 2003, and 34.7 million and 34.4 million for the three and six months ended June 30, 2002, respectively. Diluted EPS reflects the potential dilution which would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 36.8 million and 35.2 million for the three and six months ended June 30, 2003, respectively, and 36.6 million and 35.8 million for the three and six months ended June 30, 2002, respectively. In September 2002, our board of directors authorized the repurchase of up to one million shares of our common stock. For the six months ended June 30, 2003, we repurchased approximately 80,000 shares for an aggregate price of $0.4 million.

         An aggregate of 3.1 million and 2.9 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average share price during the three and six months ended June 30, 2003, respectively, and 4.1 million for the three and six months ended June 30, 2002, respectively.

STOCK-BASED COMPENSATION

         At June 30, 2003, we had several stock-based employee compensation plans, which are more fully described in Note 6 - Stock Option and Stock Purchase Plans in our Annual Report on Form 10-K for the year ended December 31, 2002. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the costs related to stock-based employee compensation included in the determination of net income in the three and six months ended June 30, 2003 and 2002 are less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FAS
123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2003           2002           2003           2002
                                                ------------   ------------   ------------   ------------
                                                        (in thousands, except per share data)
Net income (loss), as reported                  $      1,204   $     76,320   $    (14,254)  $     77,805
Add:  Stock based employee compensation
    cost, net of tax                                      85            503            127            503
Less:  Total stock-based employee
    compensation cost determined
    under fair value based method, net of tax           (243)          (477)          (486)        (1,005)
                                                ------------   ------------   ------------   ------------
Net income (loss) - proforma                    $      1,046   $     76,346   $    (14,613)  $     77,303
                                                ============   ============   ============   ============

    Earnings (loss) per share:
         Basic - as reported                    $       0.03   $       2.20   $      (0.40)  $       2.26
                                                ============   ============   ============   ============
         Basic - proforma                       $       0.03   $       2.20   $      (0.40)  $       2.25
                                                ============   ============   ============   ============

         Diluted - as reported                  $       0.03   $       2.09   $      (0.40)  $       2.17
                                                ============   ============   ============   ============
         Diluted - proforma                     $       0.03   $       2.09   $      (0.40)  $       2.16
                                                ============   ============   ============   ============

PROPERTY AND EQUIPMENT

         We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country-by-country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). All costs associated with the acquisition, exploration, and development of oil and natural gas reserves are capitalized as incurred. For the six months ended June 30, 2002 we capitalized interest of $0.3 million. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. No overhead has been capitalized in the six months ended June 30, 2003 and 2002. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

         The costs of unproved properties are excluded from amortization until the properties are evaluated. Excluded costs attributable to the China cost center were $2.9 million at June 30, 2003 and December 31, 2002. At least annually we evaluate our unproved properties on a country-by-country basis for possible impairment. If we abandon all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

         Statement of Financial Accounting Standards No. 141 - Business Combinations ("FAS 141") and No. 142 - Goodwill and Other Intangible Assets ("FAS 142") included new terminology on the disclosure of what constitutes an intangible asset. The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission ("SEC") continue to discuss the appropriate application of FAS 141 and FAS 142 to a mineral interest associated with proved and undeveloped oil and gas leasehold acquisition costs, and if those costs should be separately disclosed and not included in Oil and Gas Properties on the Consolidated Balance Sheet. We believe that the presentation and disclosure of the $2.9 million excluded costs attributed to the China cost center is appropriate pending a final resolution of this issue by the FASB and SEC.

         All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, substantially all of which was attributable to the Venezuelan cost center for the six months ended June 30, 2003 and 2002, was $8.5 million and $14.1 million ($2.54 and $2.82 per barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally five years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $0.7 million in each of the six month periods ended June 30, 2003 and 2002.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

         Our 34 percent equity investment in Geoilbent is accounted for using the equity method due to the significant influence we exercise over their operations and management. Investments include amounts paid to the investee company for shares of stock and other costs incurred associated with the acquisition and evaluation of technical data for the oil fields operated by the investee company. Equity in earnings of Geoilbent is based on a fiscal year ending September 30. No dividends have been paid to us from Geoilbent.

         Equity in earnings and losses and investments in and advances to Geoilbent are as follows (in thousands):

                                                      JUNE 30,    DECEMBER 31,
                                                        2003         2002
                                                     ---------   -------------
Investments
     Equity in net assets ........................   $  28,056   $      28,056
     Other costs, net of amortization ............         755             263
                                                     ---------   -------------
         Total investments .......................      28,811          28,319

Advances and interest on note receivable .........       2,552           2,527

Equity in earnings ...............................       3,509          20,937
                                                     ---------   -------------

     Total .......................................   $  34,872   $      51,783
                                                     =========   =============

NOTE 3 - LONG-TERM DEBT

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                      JUNE 30,    DECEMBER 31,
                                                       2003         2002
                                                     ---------   -------------
Senior unsecured notes with interest at 9.375%
     See description below .......................   $  85,000   $      85,000
Note payable with interest at 6.4%
     See description below .......................       3,300           3,900
Bolivar denominated note payable .................
     See description below .......................          --           2,167
Note payable with interest at 7.4%
     See description below .......................      15,500          15,500
                                                     ---------   -------------
                                                       103,800         106,567

Less current portion .............................       3,783           1,867
                                                     ---------   -------------
                                                     $ 100,017   $     104,700
                                                     =========   =============

         In November 1997, we issued $115.0 million in 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes"), of which we have repurchased $30.0 million. Interest on the 2007 Notes is due May 1 and November 1 of each year.

         In March 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank, for construction of an oil pipeline. The unpaid portion of the loan bears interest payable monthly based on 90-day London Interbank Borrowing Rate ("LIBOR") plus 5 percent with principal payable quarterly for five years.

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

         The notes payable ($18.8 million) provide for certain limitations on mergers and sale of assets. The Company has guaranteed the repayment of these notes.

          At June 30, 2003, we and Benton-Vinccler were in compliance with all note covenants.

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

         In July 2001, we leased for three years office space in Houston, Texas for approximately $11,000 per month. We lease 17,500 square feet of space in a California building which we no longer occupy under a lease agreement that expires in December 2004, all of which has been subleased for rents that approximate our lease costs.

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME

         Benton-Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. The six months ended June 30, 2002 included a non-recurring foreign payroll adjustment of $0.7 million. We have incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                     JUNE 30,                      JUNE 30,
                             -------------------------   -------------------------
                                2003           2002          2003          2002
                             -----------   -----------   -----------   -----------
Venezuelan Municipal Taxes   $       827   $     1,014   $     1,340   $     1,947
Franchise Taxes                       57            30            84            63
Payroll and Other Taxes               87           179           194          (203)
                             -----------   -----------   -----------   -----------
                             $       971   $     1,223   $     1,618   $     1,807
                             ===========   ===========   ===========   ===========

TAXES ON INCOME

         At December 31, 2002, we had, for U.S. federal income tax purposes, operating loss carryforwards of approximately $52.1 million expiring in the years 2018 through 2022. Income tax expense represents foreign income taxes attributable to our Venezuela operations.

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

                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                      JUNE 30,
                                  --------------------------    --------------------------
                                     2003           2002           2003           2002
                                  -----------    -----------    -----------    -----------
OPERATING SEGMENT REVENUES
Oil sales:
    Venezuela                     $    28,576    $    33,022    $    47,401    $    60,269
                                  -----------    -----------    -----------    -----------
         Total oil sales               28,576         33,022         47,401         60,269
                                  -----------    -----------    -----------    -----------

OPERATING SEGMENT INCOME (LOSS)
    Venezuela                           4,871          8,100          8,409         13,606
    Russia                             (1,210)        (2,816)       (17,368)        (3,214)
    United States and other            (2,457)        71,036         (5,295)        67,413
                                  -----------    -----------    -----------    -----------
         Net income (loss)        $     1,204    $    76,320    $   (14,254)   $    77,805
                                  ===========    ===========    ===========    ===========

                                                  JUNE 30,      DECEMBER 31,
                                                   2003            2002
                                                ------------    ------------
OPERATING SEGMENT ASSETS
     Venezuela ..............................   $    230,285    $    209,733
     Russia .................................         35,329          52,302
     United States and other ................        119,217         122,355
                                                ------------    ------------
     Subtotal ...............................        384,831         384,390
     Intersegment eliminations ..............        (49,091)        (49,198)
                                                ------------    ------------
                                                $    335,740    $    335,192
                                                ============    ============

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT

         We own 34 percent of Geoilbent, a Russian limited liability company, formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the West Siberia region of Russia. Our investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the six months ended March 31, 2003 and 2002 were 2.9 million barrels (1.8 million domestic and 1.1 million export) and
3.5 million barrels (2.3 million domestic and 1.2 million export), respectively. Prices for crude oil for the six months ended March 31, 2003 and 2002 averaged $13.73 ($7.69 domestic and $23.48 export) and $11.17 ($6.83 domestic and $19.62 export) per barrel, respectively. Depletion expense attributable to Geoilbent for the six months ended March 31, 2003 and 2002 was $3.74 and $3.44 per barrel, respectively. All amounts represent 100 percent of Geoilbent. Summarized financial information for Geoilbent follows (in thousands):

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        MARCH 31,                     MARCH 31,
                                                --------------------------    --------------------------
                                                   2003           2002           2003           2002
                                                -----------    -----------    -----------    -----------
STATEMENTS OF OPERATIONS:
Revenues
     Oil sales                                  $    17,854    $    14,228    $    39,632    $    39,836

Expenses
     Selling and distribution expenses                1,658          1,631          2,704          3,908
     Operating expenses                               3,767          3,710          8,123          7,560
     Write-down of oil and gas properties                --             --         50,000             --
     Depletion, depreciation and amortization         5,129          5,877         10,820         12,237
     General and administrative                       2,233          1,448          3,778          3,970
     Taxes other than on income                       7,918          5,724         15,881         12,730
                                                -----------    -----------    -----------    -----------
                                                     20,705         18,390         91,306         40,405
                                                -----------    -----------    -----------    -----------

Loss from operations                                 (2,851)        (4,162)       (51,674)          (569)

Other Non-Operating Income (Expense)
     Other income                                       528             54             97            620
     Interest expense                                  (452)        (1,182)          (931)        (2,871)
     Net gain on exchange rates                         405            955            518          1,619
                                                -----------    -----------    -----------    -----------
                                                        481           (173)          (316)          (632)
                                                -----------    -----------    -----------    -----------

Loss before income taxes                             (2,370)        (4,335)       (51,990)        (1,201)

Income tax expense (benefit)                            139             61           (731)         2,054
                                                -----------    -----------    -----------    -----------

Net Loss                                        $    (2,509)   $    (4,396)   $   (51,259)   $    (3,255)
                                                ===========    ===========    ===========    ===========

BALANCE SHEET DATA:                                                      MARCH 31, 2003         SEPTEMBER 30, 2002
                                                                         --------------         ------------------
         Current Assets ...........................................       $    19,929              $    18,785
         Other Assets .............................................           135,089                  186,815
         Current Liabilities ......................................            61,268                   54,051
         Other Liabilities ........................................             2,780                    7,500
         Net Equity................................................            90,970                  144,049

         Due to low Russian domestic oil prices, the net present value of Geoilbent's proved reserves at December 31, 2002 was lower than Geoilbent's unamortized capitalized cost of its oil and gas properties at that date. As a result, Geoilbent recorded a $50 million full cost ceiling test write-down in the three months ended December 31, 2002. Russian domestic oil prices historically decline in the winter months due to export limitations and rise in the spring and early summer. However, during the period Russian domestic prices have remained low and a further full cost ceiling write-down was not required for the quarter ending March 31, 2003.

         The European Bank for Reconstruction and Development ("EBRD") and International Moscow Bank ("IMB") together agreed in 1996 to lend up to $65 million to Geoilbent, based on achieving certain reserve and production milestones, under parallel reserve-based loan agreements. The IMB portion was repaid in November 2002. By agreement dated September 23, 2002, the loan agreement with EBRD was restructured into a revolving credit agreement, with up to $50 million available, including $22 million already outstanding as of December 31, 2002. The interest rate for the restructured loan is six-month LIBOR plus 4.75 percent, increasing up to an additional 3 percent during the term portion of the loan based upon Geoilbent's net income. Principal payments are due in six equal semiannual installments beginning January 27, 2004. The outstanding loan balance at March 31, 2003 was $30.0 million. The restructured loan agreement grants EBRD a security interest in the assets of Geoilbent and requires that Geoilbent meet certain financial ratios and covenants, including a minimum current ratio. The loan agreement also provides for certain limitations on liens, additional indebtedness, certain investments, capital expenditures, dividends, mergers and sales of assets. In addition, the Company and Open Joint Stock Company Minlay ("Minlay"), have pledged their ownership interests in Geoilbent as security for the debt, and agreed to support Geoilbent in its obligations under the loan agreement, including providing technical and managerial personnel and resources to develop its fields. Under these agreements, the Company and Minlay are each jointly and severally liable to EBRD for any losses, damages, liabilities, costs, expenses and other amounts suffered or sustained arising out of any breach by the other of its support obligations.

         The loan agreement requires that Geoilbent implement a new management information system by May 1, 2003. Geoilbent was unable to satisfy this requirement which results in a potential event of default whereby EBRD may, at its option, demand payment by Geoilbent of the outstanding principal and interest and sell all or part of our ownership interest in Geoilbent to satisfy the debt. In addition, Geoilbent must meet a current ratio requirement of 1.1:1 beginning with the fourth quarter of 2002. If Geoilbent fails to meet the ratio requirements for two consecutive quarters it will also result in a potential event of default whereby EBRD may, at its option, demand payment by Geoilbent of the outstanding principal and interest and sell all or part of our ownership interest in Geoilbent to satisfy the debt. Geoilbent failed to meet the ratio requirements for the quarters ended March 31, 2003 and December 31, 2002. Geoilbent has not received a notice of event of default from EBRD. At March 31, 2003 and September 30, 2002, the current liabilities of Geoilbent exceeded its current assets by $41.3 million and $35.3 million, respectively. Included in current liabilities at March 31, 2003 is the $30.0 million EBRD loan. This debt was classified as current because Geoilbent could not implement the new management information system by May 1, 2003. As a result of this situation, Geoilbent's independent accountants indicated in their September 30, 2002 audit report that substantial doubt exists regarding Geoilbent's ability to meet its debts as they come due. While no assurance can be given, we believe these covenant defaults are temporary and do not result in an other than temporary decline in the value of our investment in Geoilbent.

         Because of Geoilbent's significant working capital deficit, a substantial portion of its cash flow must be utilized to reduce accounts and taxes payable. Geoilbent's net cash provided by operating activities is dependent on the level of production and oil prices. Oil prices in Russia have been historically volatile and are significantly impacted by the proportion of production that Geoilbent can sell on the export market. Historically, Geoilbent has supplemented its cash flow from operations with additional borrowings or equity capital and may need to continue to do so. Should oil prices decline for a prolonged period or should Geoilbent not have access to additional capital, Geoilbent would need to reduce its capital expenditures, which could limit its ability to maintain or increase production and, in turn, meet its debt service requirements. Asset sales and financing are restricted under the terms of the EBRD loan.

         Geoilbent management plans to further address the working capital deficit by reducing certain capital expenditures and funding its 2003 debt service and planned capital expenditures with cash flows from existing producing properties and its development drilling program. At March 31, 2003, Geoilbent had accounts payable outstanding of $11.5 million of which approximately $2.3 million was 90 days or more past due. The amounts outstanding were primarily to contractors and vendors for drilling and construction services. On March 12, 2003, Geoilbent borrowed $8.0 million under the EBRD loan to reduce payables. Under Russian law, creditors to whom payments are 90 days or more past due can force a company into involuntary bankruptcy. Geoilbent's financial statements do not include any adjustments which might result if Geoilbent were unable to continue as a going concern.

         As of September 30, 2002, the Geoilbent shareholders had provided Geoilbent with subordinated loans totaling $7.5 million ($2.5 million from the Company and $5.0 million from Minlay). These loans are unsecured, repayable in January 2004 and are recorded as a current liability at March 31, 2003. The interest rate is based on LIBOR up to January 2004, and rises to 8 to 12 percent thereafter. There can be no assurance that Geoilbent will have the ability to repay the loans made by the Company and Minlay when due.

         In August 2001, a new tariff structure on exported oil was instituted. The Russian government sets the maximum crude oil export tariff rate as a percentage of the customs dollar value of Urals, Russia's main crude export blend. The export tariff as of June 30, 2003 was approximately $3.67 per barrel. When Urals crude is below $15 per barrel no tariff is collected. Effective January 1, 2002, the mineral restoration tax, royalty tax and excise tax on crude oil production were abolished and replaced by the unified natural resources production tax. Through December 31, 2003, the base rate for the unified natural resources production tax is set at $1.55 per barrel of crude oil produced and is to be adjusted on the market price of Urals blend and the Russian Ruble/US Dollar exchange rate. From January 1, 2004 to December 31, 2006, the production tax will increase from $1.55 per barrel to $1.58 per barrel of crude oil produced. The tax rate is zero if the Urals blend price falls to or below $8.00 per barrel. From January 1, 2007, the unified natural resources production tax rate is set by law at 16.5 percent of crude oil revenues.

         Geoilbent currently employs two expatriates and approximately 700 local employees.

         A South Tarasovskoye well was drilled during the first half of 2003 and completed in June 2003, with an initial production rate of 650 barrels of oil per day with no significant water. A second South Tarasovskoye well was drilling as of June 30, 2003. Subsequently, the well reached total depth and is now being completed in the Jurassic formation. A full assessment of the reserves discovered has yet to be prepared. A well on the Vansko-Namisky prospect was drilled to a depth of approximately 4,400 feet, cased and further operations suspended due to low Russian domestic oil prices.

ARCTIC GAS COMPANY

         On April 12, 2002, we sold our 68 percent equity interest in Arctic Gas. The equity earnings of Arctic Gas have historically been based on a fiscal year ended September 30. The Statements of Operations shown below are reflected in our results for the three and six months ended March 31, 2002.

         We accounted for our interest in Arctic Gas using the equity method due to the significant influence we exercised over the operating and financial policies of Arctic Gas. Our weighted-average equity interest, for the three and six months ended March 31, 2002 was 68 and 40 percent, respectively. Summarized financial information for Arctic Gas follows (in thousands). All amounts represent 100 percent of Arctic Gas.

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
STATEMENT OF OPERATIONS:                          MARCH 31, 2002       MARCH 31, 2002
                                                ------------------    ----------------
Oil Sales ...................................   $            2,485    $          6,430

Expenses
    Selling and distribution expenses .......                1,023               2,588
    Operating expenses ......................                1,053               1,952
    Depreciation ............................                   62                 313
    General and administrative ..............                  779               1,851
    Taxes other than on income ..............                  587               1,133
                                                ------------------    ----------------
                                                             3,504               7,837
                                                ------------------    ----------------

Loss from operations ........................               (1,019)             (1,407)

Other Non-Operating Income (Expense)
    Other expenses ..........................                   --                  (5)
    Interest expense ........................                 (634)               (969)
    Net loss on exchange rates ..............                  (49)                (82)
                                                ------------------    ----------------
                                                              (683)             (1,056)
                                                ------------------    ----------------

Loss before income taxes ....................               (1,702)             (2,463)

Income tax benefit ..........................                   --                  --
                                                ------------------    ----------------
Net loss ....................................   $           (1,702)   $         (2,463)
                                                ==================    ================

BALANCE SHEET DATA:                               MARCH 31, 2002      SEPTEMBER 30, 2001
                                                ------------------    ------------------
    Current assets ..........................   $            3,340    $            1,205
    Other assets ............................               13,817                10,120
    Current liabilities .....................               33,758                23,955
    Net deficit..............................              (16,601)              (12,630)

NOTE 8 - VENEZUELA OPERATIONS

         Two of the three planned wells in the Bombal Field were drilled in the six months ended June 30, 2003.

NOTE 9 - UNITED STATES OPERATIONS

         In 1998, we acquired a 100 percent interest in three California State offshore oil and gas leases ("California Leases") and a parcel of onshore property from Molino Energy Company, LLC. We impaired all of the capitalized costs associated with the California Leases and the onshore property. The California Leases have expired, and the previously drilled exploratory well was plugged and abandoned in July 2003. We will undertake any required lease and land reclamation, which we believe will not be material, and sell the onshore property.

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

AVAILABLE INFORMATION

         We file annual, quarterly, current reports, proxy statements, and other documents with the SEC under the Securities Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with SEC at http://www.sec.gov.

         We also make available, free of charge on or through our Internet website (http://www.harvestnr.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the Company has adopted a code of ethics that applies to all of its employees, including its chief executive officer, principal financial officer and principal accounting officer. The text of the code of ethics has been posted on the Governance section of the Company's website.

CAPITAL RESOURCES AND LIQUIDITY

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

          The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                SIX MONTHS ENDED JUNE 30,
                                                               --------------------------
                                                                    (in thousands)
                                                                   2003           2002
                                                               -----------    -----------
Net cash provided by operating activities ..................   $    22,423    $    11,887
Net cash provided by (used in) investing activities ........        (6,779)       164,947
Net cash used in financing activities ......................        (3,374)      (129,149)
                                                               -----------    -----------
Net increase in cash .......................................   $    12,270    $    47,685
                                                               ===========    ===========

          At June 30, 2003, we had current assets of $122.3 million and current liabilities of $50.7 million, resulting in working capital of $71.6 million and a current ratio of 2.4:1. This compares with a working capital of $97.0 million and a current ratio of 3.8:1 at December 31, 2002. The decrease in working capital of $25.4 million was primarily due to the lack of Venezuelan crude sales during part of the first quarter of 2003 and the purchase of our WTI crude oil "put" for $7.7 million.

          Cash Flow from Operating Activities. During the six months ended June 30, 2003 and 2002, net cash provided by operating activities was approximately $22.4 million and $11.9 million, respectively. Approximately $18.9 million of the increase was due to changes in operating assets and liabilities. The increase in operating assets and liabilities was primarily due to accruals of costs related to Benton-Vinccler workovers and the gas sales project offset by a decrease in income taxes payable.

         Cash Flow from Investing Activities. During the six months ended June 30, 2003 and 2002, we had drilling and production-related capital expenditures of approximately $35.5 million and $20.7 million, respectively. Included in the $35.5 million is the cost of drilling two wells in the Bombal Field and the addition of $4.3 million for the asset retirement liability. See Note 1 - Organization and Summary of Significant Accounting Policies. Although the first well drilled in the Bombal Field initially produced approximately 2,500 barrels of oil per day, current production has fallen to around 500 barrels of oil per day due to water encroachment. We soon will be implementing a gas lift plan in the field designed to improve oil production. Benton-Vinccler is progressing on its gas project. Our capital expenditure guidance has been increased by $9 million to reflect in part the decision to purchase instead of lease the compression and dehydration units. The four phases to the project are: 1) Gas delivery pipeline, 2) UM-2 plant facilities, 3) Gas compression and dehydration units at the UM-2 plant, and 4) Metering and receiving facilities at PDVSA's Mamo station. These projects are on schedule with first gas sales projected from the Uracoa Field in the fourth quarter of 2003. The ability to sell gas will eliminate the current gas handling volume restriction at the UM-2 processing plant and enable us to drill future oil wells into an area just below the gas cap. The six months ended June 30, 2002 included a $189.8 million payment on the sale of Arctic Gas.

RESULTS OF OPERATIONS

         You should read the following discussion of the results of operations for the three and six months ended June 30, 2003 and 2002 and the financial condition as of June 30, 2003 and December 31, 2002 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

         Our results of operations for the three months ended June 30, 2003 primarily reflected the results for Benton-Vinccler, which accounted for all of our production and oil sales revenue. Oil revenue per barrel increased 1 percent (from $13.37 in 2002 to $13.53 in 2003) and oil sales quantities decreased 16 percent (from 2.5 million barrels "MMBbls" of oil in 2002 to 2.1 MMBbls of oil in 2003) during the three months ended June 30, 2003 compared with 2002.

         Our revenues decreased $4.4 million, or 13 percent, during the three months ended June 30, 2003 compared with 2002. This was due to lower production offset by higher world crude oil prices. Our sales quantities for the three months ended June 30, 2003 from Venezuela were 23,200 barrels of oil per day "BOPD" compared with 27,100 BOPD for the three months ended 2002. Volumes were lower due to natural reservoir decline rates and the fact that some wells did not immediately return to previous production levels following the national work stoppage. In addition, expected production from the Bombal Field to help offset these declines has been delayed until a gas lift plan is implemented.

         Our operating expenses increased $1.0 million, or 12 percent, during the three months ended June 30, 2003 compared with the three months ended 2002. This was primarily due to increased workover activity in an effort to return wells to previous production levels following the national work stoppage. Depletion, depreciation and amortization decreased $1.6 million, or 22 percent, during the three months ended June 30, 2003 compared with the three months ended 2002 due to decreased production at the South Monagas Unit and the addition of natural gas reserves in the third quarter 2002. Depletion expense per barrel of oil produced from Venezuela during the three months ended June 30, 2003 was $2.53 compared with $2.37 during the three months ended 2002. We recognized write-downs of $13.4 million at June 30, 2002 for the impairment of the China WAB-21 block as well as capitalized costs associated with exploration prospects. General and administrative expenses decreased $1.6 million, or 30 percent, during the three months ended June 30, 2003 compared with the three months ended 2002. This was, in part, due to severance payments paid in the second quarter of 2002. Taxes other than on income decreased during the three months ended June 30, 2003 compared with the three months ended 2002. This was primarily due to decreased Venezuelan municipal taxes, which are a function of oil revenues.

         Interest expense decreased $1.9 million, or 41 percent, during the three months ended June 30, 2003 compared with the three months ended 2002. This was primarily due to the redemption of $108 million of 2003 notes on May 1, 2002, repurchase of $20 million 2007 notes, the repayment of the Venezuelan Bolivar denominated debt and normal debt service. Net gain on exchange rates decreased $2.4 million for the three months ended June 30, 2003 compared with the three months ended 2002. This was due to Bolivar currency controls imposed in February 2003 which fixed the exchange rate between the Bolivar and the U.S. dollar and restricts the ability to exchange Bolivars for dollars and vice versa. We realized income before income taxes and minority interest of $6.4 million during the three months ended June 30, 2003 compared with income of $140.2 million in the three months ended 2002. Income before income taxes and minority interest for the three months ended June 30, 2002 included a $143.1 million gain on the sale of Arctic Gas. Income tax expense declined $56.6 million due to the lower pre-tax income. The effective tax rate increased from 43 to 49 percent in the three months ended June 30, 2003 compared to 2002. The increase was due to foreign income taxes incurred on profitable foreign operations and an increase in U.S. losses for which no tax benefit is recorded. The income attributable to the minority interest decreased $0.8 million for the three months ended June 30, 2003 compared with the three months ended 2002. This decrease was due to the decreased production of Benton-Vinccler.

         Equity in net losses of affiliated companies decreased $1.3 million during the three months ended June 30, 2003 compared with the three months ended 2002. See Note 7 - Russian Operations. The three months ended June 30, 2002 included a loss of $0.7 million on Arctic Gas.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         Our revenues decreased $12.9 million, or 21 percent, during the six months ended June 30, 2003 compared with 2002. This was primarily due to lower production offset by higher world crude oil prices. Our sales quantities for the six months ended June 30, 2003 from Venezuela were 18,400 BOPD compared with 27,700 BOPD for the six months ended 2002. Volumes were lower due to the national work stoppage, natural reservoir decline rates and the fact that some wells did not immediately return to previous production levels following the national work stoppage. In addition, expected production from the Bombal Field to help offset these declines has been delayed until a gas lift plan is implemented.

         Our operating expense remained flat during the six months ended June 30, 2003 compared with the six months ended 2002. This was primarily due to lower production volumes offset by higher workover and maintenance expenses. Depletion, depreciation and amortization decreased $5.5 million, or 38 percent, during the six months ended June 30, 2003 compared with the six months ended 2002 due to decreased production and the addition of natural gas reserves in the third quarter 2002. Depletion expense per barrel of oil produced from Venezuela during the six months ended June 30, 2003 was $2.54 compared with $2.37 during the six months ended 2002. We recognized write-downs of $13.4 million at June 30, 2002 for the impairment of the China WAB-21 block as well as capitalized costs associated with exploration prospects. General and administrative expenses decreased $1.6 million, or 19 percent, during the six months ended June 30, 2003 compared with the six months ended 2002. This was, in part, due to severance payments paid in the second quarter 2002. Taxes other than on income decreased during the six months ended June 30, 2003 compared with the six months ended 2002. This was primarily due to decreased Venezuelan municipal taxes, which are a function of oil revenues.

         Interest expense decreased $5.7 million, or 52 percent, during the six months ended June 30, 2003 compared with the six months ended 2002. This was primarily due to the redemption and repurchase of debt. Net gain on exchange rates decreased $3.9 million for the six months ended June 30, 2003 compared with the six months ended 2002. This was due to Bolivar currency controls imposed in February 2003 which fixed the exchange rate between the Bolivar and the U.S. dollar and restricts the ability to exchange Bolivars for dollars and vice versa. We realized income before income taxes and minority interest of $9.4 million during the six months ended June 30, 2003 compared with income of $144.8 million in the six months ended 2002. Income before income taxes and minority interest for the six moths ended June 30, 2002 included a $143.1 million gain on the sale of Arctic Gas. Income tax expense decreased $57.3 million due to lower pre-tax income. The effective tax rate increased from 42 to 44 percent in the six months ended June 30, 2003 compared with 2002. The increase was due to foreign income taxes incurred on profitable foreign operations and an increase in U.S. losses for which no benefit is recorded. The income attributable to the minority interest decreased $1.3 million for the six months ended June 30, 2003 compared with the six months ended 2002. This decrease was due to the decreased production of Benton-Vinccler.

         Equity in net losses of affiliated companies decreased $15.3 million during the six months ended June 30, 2003 compared with the six months ended 2002. Equity in net losses included a $17.0 million (our share) full cost ceiling test write-down. See Note 7 - Russian Operations. The six months ended June 30, 2002 included a loss of $1.0 million on Arctic Gas.

EFFECTS OF FOREIGN EXCHANGE RATES

         Our results of operations and cash flow are affected by changing oil prices. However, our South Monagas Unit oil sales are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes. This dampens both any upward and downward effects of changing prices on our Venezuelan oil sales and cash flows. If the price of oil increases, there could be an increase in our cost for drilling and related services because of increased demand, as well as an increase in oil sales. Fluctuations in oil and natural gas prices may affect our total planned development activities and capital expenditure program. In February 2003, Bolivar currency controls were imposed which fixed the exchange rate between the Bolivar and the U.S. dollar and restricts the ability to exchange Bolivars for dollars and vice versa. Oil companies, such as Benton-Vinccler, are allowed to receive payments for oil sales in U.S. currency and pay dollar-denominated expenses from those payments. We are unable to predict the full impact of the currency controls on us or Benton-Vinccler. At present, the Russian Ruble is not a convertible currency outside the Russian Federation. Future movements in the exchange rates between the Russian Ruble and the US dollar will affect the carrying value of Geoilbent's Russian Ruble denominated assets and liabilities and our ability to realize non-monetary assets represented in US dollars in Geoilbent's financial statements.

CONCLUSION

          While we can give you no assurance, we believe that our cash flow from operations and $76.8 million cash will provide sufficient capital resources and liquidity to fund our planned capital expenditures, investments in and advances to Geoilbent and semiannual interest payment obligations for the next 12 months. Our expectation is based upon our current estimate of projected price levels, including our current hedge program, ability to remit funds from Benton-Vinccler and an assumption that there will be no material interruption in production or delays in the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA. Future cash flows are subject to a number of variables including, but not limited to, the level of production, prices, as well as various economic and political conditions that have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         In its recent Release No. 33-8238, effective August 14, 2003, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

         Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation, as of June 30, 2003, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective and there were no significant changes in internal controls or factors that could significantly alter their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                  Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Benton Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May, 2003 by Excel alleging, inter alia, breach of a consulting agreement between Excel and Harvest, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys' fees. Harvest disputes Excel's claims and will vigorously defend against them.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                  See Note 7 - Russian Operations contained in Item 1 of Part 1 of this quarterly report on Form 10-Q with respect to a discussion of a potential loan default by Geoilbent which discussion is incorporated by reference into this Item 3.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At our Annual Meeting of Shareholders held on May 22, 2003, the following items were voted on by the Stockholders:

                    1.  To approve the Election of Directors:

                                                            Votes in Favor              Votes Against/Withheld
                                                            --------------              ----------------------
                         Stephen D. Chesebro'                 31,050,415                       2,298,587
                         John U. Clarke                       30,949,194                       2,399,808
                         H. H. Hardee                         30,960,811                       2,388,191
                         Peter J. Hill                        31,072,165                       2,276,837
                         Patrick M. Murray                    31,047,815                       2,301,187

                  2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the year ended December 31, 2003:

                              Votes in Favor           Against/Withheld Votes         Abstentions/Broker Non-Votes
                              --------------           ----------------------         ----------------------------
                                32,981,390                     331,176                           36,436

ITEM 5.    OTHER INFORMATION

                  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  31.1 Certifications accompanying Quarterly Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Peter J. Hill, President and Chief Executive Officer and Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

                  32.1 Certifications accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Peter J. Hill, President and Chief Executive Officer and Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

(b)      Reports on Form 8-K

                  On May 8, 2003, we filed a Report on Form 8-K for a press release dated May 7, 2003 announcing our first quarter 2003 results.

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HARVEST NATURAL RESOURCES, INC.


Dated:   August 12, 2003           By:    /s/ Peter J. Hill
                                          -------------------------------------
                                          Peter J. Hill
                                          President and Chief Executive Officer



Dated:   August 12, 2003           By:    /s/ Steven W. Tholen
                                          -------------------------------------
                                          Steven W. Tholen
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

     EXHIBIT NO.                     DESCRIPTION
     -----------                     -----------
         31.1     Certifications accompanying Quarterly Report pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 executed by
                  Peter J. Hill, President and Chief Executive Officer and
                  Steven W. Tholen, Senior Vice President, Chief Financial
                  Officer and Treasurer.

         32.1     Certifications accompanying Quarterly Report pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 executed by Peter J. Hill, President and Chief Executive Officer and
                  Steven W. Tholen, Senior Vice President, Chief Financial
                  Officer and Treasurer.