Form 10-Q
period 2003-09-30
HARVEST NATURAL RESOURCES INC
filed 2003-11-12
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended September 30, 2003 or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the transition period from          to
                                                 --------    ---------

                           COMMISSION FILE NO. 1-10762

                         ------------------------------

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

                                 Yes [X] No [ ]

At November 6, 2003, 35,420,411 shares of the Registrant's Common Stock were outstanding.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I FINANCIAL INFORMATION

    Item 1.   FINANCIAL STATEMENTS
                  Unaudited Consolidated Balance Sheets at September 30, 2003
                        and December 31, 2002.................................        3
                  Unaudited Consolidated Statements of Operations and
                        Comprehensive Income for the Three and Nine Months
                        Ended September 30, 2003 and 2002.....................        4
                  Unaudited Consolidated Statements of Cash Flows for the Nine
                        Months Ended September 30, 2003 and 2002..............        5
              Notes to Consolidated Financial Statements......................        7

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................       17

    Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK...............................................       21

    Item 4.   CONTROLS AND PROCEDURES.........................................       21

PART II OTHER INFORMATION

    Item 1.   LEGAL PROCEEDINGS...............................................       22

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K................................       22

SIGNATURES....................................................................       24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                           2003              2002
                                                                                       ------------      -----------
                                                                                               (in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.....................................................      $    146,370      $    64,501
   Restricted cash...............................................................                12            1,812
   Marketable securities.........................................................                --           27,388
   Accounts and notes receivable:
         Accrued oil sales.......................................................            29,100           27,359
         Joint interest and other, net...........................................             9,757            8,002
   Commodity hedging contract....................................................             1,745               --
   Prepaid expenses and other....................................................             1,453            2,969
                                                                                       ------------      -----------
               TOTAL CURRENT ASSETS..............................................           188,437          132,031

RESTRICTED CASH   ...............................................................                16               16
OTHER ASSETS      ...............................................................             1,471            2,520
DEFERRED INCOME TAXES............................................................             4,938            4,082
INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANY................................                --           51,783
PROPERTY AND EQUIPMENT:
   Oil and gas properties (full cost method - costs of $2,900
         excluded from amortization in 2003 and 2002, respectively)..............           584,081          576,601
   Other administrative property.................................................             8,567            7,503
                                                                                       ------------      -----------
                                                                                            592,648          584,104
   Accumulated depletion, depreciation and amortization..........................          (412,269)        (439,344)
                                                                                       ------------      -----------
                                                                                            180,379          144,760
                                                                                       ------------      -----------
                                                                                       $    375,241      $   335,192
                                                                                       ============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade and other.............................................      $      9,074      $     3,804
   Accrued expenses..............................................................            28,694           20,644
   Accrued interest payable......................................................             3,412            1,405
   Income taxes payable..........................................................            10,368            6,880
   Commodity hedging contract....................................................                --              430
   Current portion of long-term debt.............................................             5,075            1,867
                                                                                       ------------      -----------
               TOTAL CURRENT LIABILITIES.........................................            56,623           35,030
LONG-TERM DEBT    ...............................................................            98,425          104,700
ASSET RETIREMENT LIABILITY.......................................................             1,766               --
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST ...............................................................            27,614           24,145
STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none.......................................................                --               --
   Common stock, par value $0.01 a share; authorized 80,000 shares; issued 36,146
         shares at September 30, 2003 and 35,900 shares at December 31, 2002.....               361              359
   Additional paid-in capital....................................................           174,284          173,559
   Retained earnings.............................................................            19,773              234
   Accumulated other comprehensive loss..........................................              (366)              --
   Treasury stock, at cost, 730 shares at September 30, 2003 and 650 shares at
         December 31, 2002.......................................................            (3,239)          (2,835)
                                                                                       ------------      -----------
               TOTAL STOCKHOLDERS' EQUITY........................................           190,813          171,317
                                                                                       ------------      -----------
                                                                                       $    375,241      $   335,192
                                                                                       ============      ===========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              --------------------    ----------------------
                                                                2003        2002        2003         2002
                                                              --------    --------    ---------    ---------
                                                                   (in thousands, except per share data)
REVENUES
      Oil sales                                               $ 27,834    $ 38,841    $  75,800    $  99,110
      Ineffective hedge activity                                    --          --         (565)          --
                                                              --------    --------    ---------    ---------
                                                                27,834      38,841       75,235       99,110
                                                              --------    --------    ---------    ---------

EXPENSES
      Operating expenses                                         7,715       8,841       23,713       24,696
      Depletion, depreciation and amortization                   5,610       6,177       14,835       20,951
      Write-downs of oil and gas properties and impairments        165       1,076          165       14,503
      General and administrative                                 4,605       3,929       11,576       12,532
      Arbitration settlement                                     1,477          --        1,477           --
      Bad debt recovery                                           (374)     (3,276)        (374)      (3,276)
      Taxes other than on income                                   839       1,167        2,457        2,974
                                                              --------    --------    ---------    ---------
                                                                20,037      17,914       53,849       72,380
                                                              --------    --------    ---------    ---------

INCOME FROM OPERATIONS                                           7,797      20,927       21,386       26,730

OTHER NON-OPERATING INCOME (EXPENSE)
      Gain on disposition of assets                             34,422       1,006       34,422      144,064
      Gain on early extinguishment of debt                          --          --           --          874
      Investment earnings and other                                285          (2)         917        1,632
      Interest expense                                          (2,579)     (2,492)      (7,889)     (13,501)
      Net gain on exchange rates                                     2         670          527        5,102
                                                              --------    --------    ---------    ---------
                                                                32,130        (818)      27,977      138,171
                                                              --------    --------    ---------    ---------

INCOME FROM CONSOLIDATED
    COMPANIES BEFORE INCOME
    TAXES AND MINORITY INTERESTS                                39,927      20,109       49,363      164,901

INCOME TAX EXPENSE                                               3,603       6,612        7,763       68,105
                                                              --------    --------    ---------    ---------
INCOME BEFORE MINORITY INTERESTS                                36,324      13,497       41,600       96,796

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY COMPANIES                                         1,367       2,590        3,469        6,001
                                                              --------    --------    ---------    ---------

INCOME FROM CONSOLIDATED COMPANIES                              34,957      10,907       38,131       90,795

EQUITY IN NET INCOME (LOSSES)
    OF AFFILIATED COMPANY                                       (1,164)      1,209      (18,592)        (876)
                                                              --------    --------    ---------    ---------

NET INCOME                                                    $ 33,793    $ 12,116    $  19,539    $  89,919
                                                              ========    ========    =========    =========
OTHER COMPREHENSIVE INCOME (LOSS):
    UNREALIZED MARK TO MARKET GAIN/(LOSS)
    FROM CASH FLOW HEDGING ACTIVITIES,
    NET OF TAX                                                      21        (658)        (366)        (658)
                                                              --------    --------    ---------    ---------
COMPREHENSIVE INCOME                                          $ 33,814    $ 11,458    $  19,173    $  89,261
                                                              ========    ========    =========    =========

NET INCOME PER COMMON SHARE:
      Basic                                                   $   0.96    $   0.35    $    0.55    $    2.60
                                                              ========    ========    =========    =========
      Diluted                                                 $   0.91    $   0.33    $    0.53    $    2.50
                                                              ========    ========    =========    =========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           ------------------------------
                                                                                               2003              2002
                                                                                           ------------      ------------
                                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ......................................................................    $     19,539      $     89,919
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depletion, depreciation and amortization ..................................          14,835            20,951
            Write-downs of oil and gas properties .....................................             165            14,503
            Amortization of financing costs ...........................................             421             1,558
            Gain on disposition of assets .............................................         (34,422)         (144,064)
            Gain on early extinguishment of debt ......................................              --              (874)
            Equity in losses of affiliated company ....................................          18,592               876
            Allowance for employee notes and accounts receivable ......................            (219)           (3,040)
            Non-cash compensation-related charges .....................................             207               882
            Minority interest in undistributed earnings of subsidiaries ...............           3,469             6,001
            Deferred income taxes .....................................................            (667)           52,866
            Changes in operating assets and liabilities:
                  Accounts and notes receivable .......................................          (2,779)          (12,573)
                  Prepaid expenses and other ..........................................           1,516            (1,029)
                  Commodity hedging contract ..........................................          (2,300)               --
                  Accounts payable ....................................................           5,270            (3,728)
                  Accrued expenses ....................................................           5,437            (7,688)
                  Accrued interest payable ............................................           2,007              (488)
                  Asset retirement liability ..........................................           1,766                --
                  Commodity hedging contract payable ..................................            (430)               --
                  Income taxes payable ................................................           3,488            13,090
                                                                                           ------------      ------------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES .....................          35,895            27,162
                                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of investments ...............................................          69,500           189,841
      Additions of property and equipment .............................................         (50,888)          (32,860)
      Investment in and advances to affiliated companies ..............................           2,328             9,226
      Increase in deposits and restricted cash ........................................              --            (2,800)
      Decrease in restricted cash .....................................................           1,800                --
      Purchases of marketable securities ..............................................        (256,058)         (119,191)
      Maturities of marketable securities .............................................         283,446           106,800
                                                                                           ------------      ------------
                  NET CASH PROVIDED BY INVESTING ACTIVITIES ...........................          50,128           151,016
                                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from exercise of stock options .....................................             520             2,436
      Purchase of treasury stock ......................................................            (404)               --
      Payments on long-term debt ......................................................          (3,067)         (131,488)
      (Increase) decrease in other assets .............................................          (1,203)               81
                                                                                           ------------      ------------
                  NET CASH USED IN FINANCING ACTIVITIES ...............................          (4,154)         (128,971)
                                                                                           ------------      ------------

                  NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................          81,869            49,207

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................................          64,501             9,024
                                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................    $    146,370      $     58,231
                                                                                           ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for interest expense ................................    $      7,870      $     14,093
                                                                                           ============      ============
      Cash paid during the period for income taxes ....................................    $      4,104      $      2,680
                                                                                           ============      ============

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         During the nine months ended September 30, 2003, we recorded an allowance for doubtful accounts of $0.1 million related to the interest accrued on the remaining amounts owed to us by our former Chief Executive Officer. During the nine months ended September 30, 2002, we received and took in as treasury stock 600,000 shares of common stock from A. E. Benton as a result of the finalization of his plan of reorganization. See Note 8 - Related Party Transactions.

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

         In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2003, and the consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

         The consolidated results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

ORGANIZATION

         Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela (Benton-Vinccler C.A. or "Benton-Vinccler") and, until September 25, 2003, through our equity investment in a Russian entity. Our equity investment in the Russian entity was sold on September 25, 2003.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions and balances have been eliminated. We accounted for our investment in LLC Geoilbent ("Geoilbent") and Arctic Gas Company ("Arctic Gas"), prior to the sale of our interests, based on a fiscal year ending September 30 (see Note 2 - Investments In and Advances to Affiliated Companies).

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

ACCOUNTS AND NOTES RECEIVABLE

         Allowance for doubtful accounts related to an employee note was $3.3 million and $3.5 million at September 30, 2003 and December 31, 2002, respectively. See Note 8 - Related Party Transactions.

MINORITY INTERESTS

         We record a minority interest attributable to the minority shareholder of our Venezuela subsidiary. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We reflected unrealized mark-to-market gains/(losses) from cash flow hedging activities as other comprehensive income/(loss) during the three and nine month periods ended September 30, 2003 and 2002, and in accordance with SFAS 130, have presented comprehensive income/(loss) in the unaudited consolidated statement of operations.

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

         Benton-Vinccler hedged a portion of its 2003 oil sales by purchasing a WTI crude oil "put" to protect its 2003 cash flow. The put is for 10,000 barrels of oil per day for the period of March 1, 2003 through December 31, 2003. This put qualified under the highly effective test, and the mark-to-market loss at September 30, 2003 is included in other comprehensive loss. Due to the pricing structure for our Venezuela oil, the put has the economic effect of hedging approximately 20,800 barrels of oil per day. The put cost is $2.50 per barrel, or $7.7 million, and has a strike price of $30.00 per barrel. Benton-Vinccler hedged a portion of its 2002 oil sales by purchasing a commodity contract (costless collar), which required payment to (or receipts from) counterparties based on a WTI floor price of $23.00 and a ceiling price of $30.15 for 6,000 barrels of oil per day. This collar qualified under the highly effective test, and the mark-to-market loss at September 30, 2002 is included in other comprehensive loss. The notional amount of each financial instrument is based on expected sales of crude oil production from existing and future development wells and the related incremental oil production associated with production from high gas-to-oil ratio wells after the installation of a gas pipeline. These instruments protect our projected investment return and cash flow derived from our production by reducing the impact of a downward crude oil price movement until their expiration.

         At September 30, 2003 and 2002, Accumulated Other Comprehensive Loss consisted of $0.6 million ($0.4 million net of tax) and $1.0 million ($0.7 million net of tax), respectively, of unrealized losses on our oil sales hedge. Oil sales for the nine months ended September 30, 2003 includes $3.7 million loss in settlement on this hedge. The deferred net losses recorded in Accumulated Other Comprehensive Loss are expected to be reclassified to earnings during the next twelve months.

ASSET RETIREMENT LIABILITY

         Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). As a result of adopting this statement, Benton-Vinccler recorded under the full cost method of accounting for oil and gas properties an increase in oil and gas properties as well as a corresponding liability account in the amount of $4.3 million. This asset retirement obligation is associated with the plugging and abandonment of certain wells in Venezuela. SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. Historically, we determined that there would be no wells to plug and abandon before returning the fields to PDVSA. In January 2003, one of our wells suffered a leak in its casing allowing natural gas to flow to the surface. The well was plugged and abandoned and a comprehensive study of all existing wells was undertaken. This study indicated an increased likelihood that we would have to plug and abandon certain of the wells during the term of the agreement. No prior provision was undertaken and no cumulative adjustment was required. We have abandoned ten wells in the first nine months of 2003. Changes in asset retirement obligations during the nine months ended September 30, 2003 were as follows:

   Asset retirement obligations as of January 1, 2003.......      $    --
   Liabilities recorded during the first quarter............        4,237
   Liabilities settled during the nine months...............         (560)
   Revisions in estimated cash flows........................       (1,967)
   Accretion expense........................................           56
                                                                  -------
Asset retirement obligations as of September 30, 2003.......      $ 1,766
                                                                  =======

         The pro forma effect, as if FAS 143 had been adopted in the prior periods, on net income and earnings per share is not material.

EARNINGS PER SHARE

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 35.3 million for each of the three and nine months ended September 30, 2003, and 34.7 million and 34.5 million for the three and nine months ended September 30, 2002, respectively. Diluted EPS reflects the potential dilution which would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 37.0 million and 36.8 million for the three and nine months ended September 30, 2003, respectively, and 36.4 million and 35.9 million for the three and nine months ended September 30, 2002, respectively. In September 2002, our board of directors authorized the repurchase of up to one million shares of our common stock. For the nine months ended September 30, 2003, we repurchased approximately 80,000 shares for an aggregate price of $0.4 million.

         An aggregate of 2.4 million and 2.7 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average share price during the three and nine months ended September 30, 2003, respectively, and 4.1 million for each of the three and nine months ended September 30, 2002.

STOCK-BASED COMPENSATION

         At September 30, 2003, we had several stock-based employee compensation plans, which are more fully described in Note 6 - Stock Option and Stock Purchase Plans in our Annual Report on Form 10-K for the year ended December 31, 2002. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the costs related to stock-based employee compensation included in the determination of net income in the three and nine months ended September 30, 2003 and 2002 are less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                  -----------------------    -----------------------
                                                    2003          2002         2003          2002
                                                  ---------     ---------    ---------     ---------
                                                         (in thousands, except per share data)
Net income, as reported                           $  33,793     $  12,116    $  19,539     $  89,919
Add:  Stock based employee compensation
      cost, net of tax                                   85           379          212           882
Less:  Total stock-based employee
      compensation cost determined
      under fair value based method, net of tax        (268)         (436)        (797)       (1,442)
                                                  ---------     ---------    ---------     ---------
Net income - proforma                             $  33,610     $  12,059    $  18,954     $  89,359
                                                  =========     =========    =========     =========

      Earnings per share:
            Basic - as reported                   $    0.96     $    0.35    $    0.55     $    2.60
                                                  =========     =========    =========     =========
            Basic - proforma                      $    0.95     $    0.35    $    0.54     $    2.59
                                                  =========     =========    =========     =========

            Diluted - as reported                 $    0.91     $    0.33    $    0.53     $    2.50
                                                  =========     =========    =========     =========
            Diluted - proforma                    $    0.91     $    0.33    $    0.51     $    2.49
                                                  =========     =========    =========     =========

PROPERTY AND EQUIPMENT

         We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country-by-country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). All costs associated with the acquisition, exploration, and development of oil and natural gas reserves are capitalized as incurred. For the nine months ended September 30, 2002 we capitalized interest of $0.5 million. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. No overhead has been capitalized in the nine months ended September 30, 2003 and 2002. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

         The costs of unproved properties are excluded from amortization until the properties are evaluated. Excluded costs attributable to the China cost center were $2.9 million at September 30, 2003 and December 31, 2002. At least annually we evaluate our unproved properties on a country-by-country basis for possible impairment. If we abandon all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty. We recognized write-downs of $0.2 million and $14.5 million at September 30, 2003 and December 31, 2002, respectively, for additional capitalized costs associated with former exploration prospects and the China WAB-21 block. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

         Statement of Financial Accounting Standards No. 141 - Business Combinations ("FAS 141") and No. 142 - Goodwill and Other Intangible Assets ("FAS 142") included new terminology on the disclosure of what constitutes an intangible asset. One interpretation being considered relative to these standards is that a mineral interest associated with proved and undeveloped oil and gas leasehold acquisition costs should be classified separately in Oil and Gas Properties on the Consolidated Balance Sheet as intangible assets, and the disclosures required by FAS 141 and FAS 142 would be included in the Notes to Financial Statements. We believe that the presentation and disclosure of the $2.9 million excluded costs attributed to the China cost center is appropriate pending further guidance on this matter.

         All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, substantially all of which was attributable to the Venezuelan cost center for the nine months ended September 30, 2003 and 2002, was $13.7 million and $19.9 million ($2.57 and $2.58 per barrel), respectively. Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally five years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $1.1 million for the nine months ended September 30, 2003 and 2002.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

         On September 25, 2003, we sold our equity investment in Geoilbent to a nominee of the Yukos Oil Company and recognized a gain on the sale of $34.4 million (see Note 7 - Russian Operations). Prior to the sale, our 34 percent equity investment in Geoilbent was accounted for using the equity method due to the significant influence we exercised over their operations and management. Investments included amounts paid to the investee company for shares of stock and other costs incurred associated with the acquisition and evaluation of technical data for the oil fields operated by the investee company. Equity in earnings of Geoilbent is based on a fiscal year ending September 30. No dividends have been paid to us from Geoilbent.

         Equity in earnings and losses and investments in and advances to Geoilbent are as follows (in thousands):

                                               SEPTEMBER 30,  DECEMBER 31,
                                                   2003           2002
                                               ------------   ------------
Investments
      Equity in net assets .............       $         --   $     28,056
      Other costs, net of amortization .                 --            263
                                               ------------   ------------
            Total investments ..........                 --         28,319

Advances and interest on note receivable                 --          2,527

Equity in earnings .....................                 --         20,937
                                               ------------   ------------

      Total                                    $         --   $     51,783
                                               ============   ============

NOTE 3 - LONG-TERM DEBT

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      2003           2002
                                                  ------------   ------------
Senior unsecured notes with interest at 9.375%.
      See description below ...................   $     85,000   $     85,000
Note payable with interest at 6.8%.
      See description below ...................          3,000          3,900
Bolivar denominated note payable.
      See description below ...................           --            2,167
Note payable with interest at 7.8%.
      See description below ...................         15,500         15,500
                                                  ------------   ------------
                                                       103,500        106,567

Less current portion ..........................          5,075          1,867
                                                  ------------   ------------
                                                  $     98,425   $    104,700
                                                  ============   ============

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

         In October 2002, Benton-Vinccler executed a note and borrowed $15.5 million to fund construction of a gas pipeline and related facilities to deliver natural gas from the Uracoa Field to a Petroleos de Venezuela, S.A. ("PDVSA") pipeline. The interest rate for this loan is LIBOR plus 6 percent determined quarterly. The term is four years with a quarterly amortization of $1.3 million beginning with the first quarter 2004 to coincide with the first payment from our gas sales.

         The notes payable ($18.5 million) provide for certain limitations on mergers and sale of assets. We have guaranteed the repayment of these notes.

         At September 30, 2003, we and Benton-Vinccler were in compliance with all note covenants.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         We have employment contracts with four executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, tax reimbursement and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on May 31, 2005.

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

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME

         Benton-Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. The nine months ended September 30, 2002 included a non-recurring foreign payroll tax adjustment of $0.7 million. We have incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                SEPTEMBER 30,         SEPTEMBER 30,
                             -------------------   -------------------
                               2003       2002       2003       2002
                             --------   --------   --------   --------
Venezuelan Municipal Taxes   $    713   $    990   $  2,053   $  2,937
Franchise Taxes                    61         60        145        123
Payroll and Other Taxes            65        117        259        (86)
                             --------   --------   --------   --------
                             $    839   $  1,167   $  2,457   $  2,974
                             ========   ========   ========   ========

TAXES ON INCOME

         At December 31, 2002, we had, for U.S. federal income tax purposes, operating loss carryforwards of approximately $52.1 million expiring in the years 2018 through 2022. We expect to utilize $22.8 million in operating loss carryforwards to offset the gain on the sale of our equity investment in Geoilbent. Income tax expense represents foreign income taxes attributable to our Venezuela operations.

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

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  -------------------   -------------------
                                    2003       2002       2003       2002
                                  --------   --------   --------   --------
OPERATING SEGMENT REVENUES
Oil sales:
      Venezuela                   $ 27,834   $ 38,841   $ 75,235   $ 99,110
                                  --------   --------   --------   --------
            Total oil sales         27,834     38,841     75,235     99,110
                                  --------   --------   --------   --------

OPERATING SEGMENT INCOME (LOSS)
      Venezuela                      5,464     10,357     13,873     23,963
      Russia                        (1,577)       344    (18,945)    (2,870)
      United States and other       29,906      1,415     24,611     68,826
                                  --------   --------   --------   --------
            Net income            $ 33,793   $ 12,116   $ 19,539   $ 89,919
                                  ========   ========   ========   ========

                                         SEPTEMBER 30,    DECEMBER 31,
                                             2003             2002
                                         ------------     -----------
OPERATING SEGMENT ASSETS
      Venezuela....................      $    236,773     $   209,733
      Russia.......................               382          52,302
      United States and other......           189,302         122,355
                                         ------------     -----------
      Subtotal.....................           426,457         384,390
      Intersegment eliminations....           (51,216)        (49,198)
                                         ------------     -----------
                                         $    375,241     $   335,192
                                         ============     ===========

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT

         On September 25, 2003, we sold our equity investment in Geoilbent to a nominee of the Yukos Oil Company for $69.5 million plus the repayment of the subordinated loan and certain payables owed to us by Geoilbent in the amount of $5.5 million. Prior to the sale, we owned 34 percent of Geoilbent, a Russian limited liability company, formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the West Siberia region of Russia. Our investment in Geoilbent was accounted for using the equity method and was based on a fiscal year ending September 30. Sales quantities attributable to Geoilbent for the nine months ended June 30, 2003 and 2002 were
4.3 million barrels (2.5 million domestic and 1.8 million export) and 5.3 million barrels (3.4 million domestic and 1.9 million export), respectively. Prices for crude oil for the nine months ended June 30, 2003 and 2002 averaged $13.57 ($7.08 domestic and $22.58 export) and $12.23 ($7.49 domestic and $20.99 export) per barrel, respectively. Depletion expense attributable to Geoilbent for the nine months ended June 30, 2003 and 2002 was $3.62 and $3.32 per barrel, respectively. All amounts represent 100 percent of Geoilbent. Summarized financial information for Geoilbent follows (in thousands):

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 --------------------    --------------------
                                                   2003        2002        2003        2002
                                                 --------    --------    --------    --------
STATEMENTS OF OPERATIONS:
Revenues
      Oil sales                                  $ 18,213    $ 25,288    $ 57,845    $ 64,902

Expenses
      Selling and distribution expenses             1,901       1,800       4,605       5,708
      Operating expenses                            4,298       3,572      12,421      11,132
      Write-down of oil and gas properties             --          --      50,000          --
      Depletion, depreciation and amortization      4,742       5,349      15,562      17,586
      General and administrative                    2,069       1,686       5,847       5,656
      Taxes other than on income                    8,128       7,265      24,009      19,995
                                                 --------    --------    --------    --------
                                                   21,138      19,672     112,444      60,077
                                                 --------    --------    --------    --------

Income (loss) from operations                      (2,925)      5,616     (54,599)      4,825

Other Non-Operating Income (Expense)
      Other income                                    161         301         258       1,143
      Interest expense                               (541)       (863)     (1,472)     (3,734)
      Net gain on exchange rates                      344          18         862       1,637
                                                 --------    --------    --------    --------
                                                      (36)       (544)       (352)       (954)
                                                 --------    --------    --------    --------

Income (loss) before income taxes                  (2,961)      5,072     (54,951)      3,871

Income tax expense (benefit)                          462          69        (269)      2,123
                                                 --------    --------    --------    --------

Net income (loss)                                $ (3,423)   $  5,003    $(54,682)   $  1,748
                                                 ========    ========    ========    ========

BALANCE SHEET DATA:                         JUNE 30, 2003    SEPTEMBER 30, 2002
                                            -------------    -------------------
      Current Assets ...............          $  23,530           $  18,785
      Other Assets .................            133,886             186,815
      Current Liabilities ..........             66,995              54,051
      Other Liabilities ............              2,875               7,500
      Net Equity....................             87,546             144,049

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

         As of September 30, 2002, the Geoilbent shareholders had provided Geoilbent with subordinated loans totaling $7.5 million ($2.5 million from us). These loans were unsecured, repayable in January 2004 and were recorded as a current liability at June 30, 2003. The loan by us was repaid as part of the sale of our equity investment in Geoilbent.

ARCTIC GAS COMPANY

         On April 12, 2002, we sold our 68 percent equity interest in Arctic Gas. The equity earnings of Arctic Gas have historically been based on a fiscal year ended September 30. The Statements of Operations shown below are reflected in our results for the three and nine months ended June 30, 2002.

         We accounted for our interest in Arctic Gas using the equity method due to the significant influence we exercised over the operating and financial policies of Arctic Gas. Our weighted-average equity interest, for the three and nine months ended June 30, 2002 was 68 and 40 percent, respectively. Summarized financial information for Arctic Gas follows (in thousands). All amounts represent 100 percent of Arctic Gas.

                                                    THREE MONTHS ENDED  NINE MONTHS ENDED
STATEMENT OF OPERATIONS:                               JUNE 30, 2002      JUNE 30, 2002
                                                       -------------      -------------
      Oil Sales..................................      $       1,449      $       7,880
      Expenses
            Selling and distribution expenses....                582              3,170
            Operating expenses...................                522              2,473
            Depreciation.........................                 20                333
            General and administrative...........                260              2,112
            Taxes other than on income...........                128              1,261
                                                       -------------      -------------
                                                               1,512              9,349
                                                       -------------      -------------

      Loss from operations.......................                (63)            (1,469)
      Other Non-Operating Income (Expense)
            Other income (expense)...............                  1                 (4)
            Interest expense.....................               (570)            (1,540)
            Net loss on exchange rates...........               (100)              (182)
                                                       -------------      -------------
                                                                (669)            (1,726)
                                                       -------------      -------------

      Loss before income taxes...................               (732)            (3,195)
      Income tax benefit.........................                 --                 --
                                                       -------------      -------------
      Net loss...................................      $        (732)     $      (3,195)
                                                       =============      =============

BALANCE SHEET DATA:                                    SEPTEMBER 30, 2001
                                                       ------------------
     Current assets .............................          $    1,205
     Other assets ...............................              10,120
     Current liabilities ........................              23,955
     Net deficit.................................             (12,630)

NOTE 8 - RELATED PARTY TRANSACTIONS

         We have entered into construction service agreements with Venezolana International, S.A. ("Vinsa"). Vinsa is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which owns 20 percent of Benton-Vinccler. Vinsa has provided $1.0 million for the nine months ended September 30, 2003, and $0.7 million for the year ended December 31, 2002, respectively, in construction related services on our Venezuelan gas pipeline and field operations.

         From 1996 through 1998, we made unsecured loans to our then Chief Executive Officer, A. E. Benton, bearing interest at the rate of 6 percent per annum. We subsequently obtained a security interest in Mr. Benton's shares of our stock and stock options. In August 1999, Mr. Benton filed a chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. In February 2000, we entered into a separation agreement with Mr. Benton pursuant to which we retained Mr. Benton under a consulting agreement to perform certain services for us. In addition, the consulting agreement provided Mr. Benton with incentive bonuses tied to our net cash receipts from the sale of our interests in Arctic Gas and Geoilbent. In June 2002, we made an incentive bonus payment to Mr. Benton of $1.5 million, subject to future adjustment, in connection with the Arctic Gas sale. We recorded the bonus payment as a reduction of the gain on the Arctic Gas sale.

         In May 2001, we and Mr. Benton entered into a settlement and release agreement under which the consulting agreement was terminated as to future services and Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provided for the repayment of our loans to him. In March 2002, Mr. Benton filed a plan of reorganization, and on July 31, 2002, the bankruptcy court confirmed the plan of reorganization. At the time the plan became final, Mr. Benton's indebtedness was about $6.7 million for which we provided a full allowance for bad debt. On August 14, 2002, we exercised our rights with respect to 600,000 shares of our stock pledged to us as partial repayment of the loan and took the shares into our treasury stock. Based on a $3.56 closing price for the stock on that date, the value of the shares was $2.1 million. Also, in September 2002 and July 2003, we received payments totaling about $1.3 million as distributions from Mr. Benton's debtor-in-possession account. Finally, under the terms of the settlement agreement, we have retained about $0.2 million from the Arctic Gas bonus payment to Mr. Benton, bringing the total recovery on Mr. Benton's debt to $3.7 million. We continue to accrue interest and provide a bad debt allowance on the remaining amount due. In addition, we hold the rights to direct the exercise of Mr. Benton's stock options.

         We and Mr. Benton disagreed over Mr. Benton's remaining obligations to us under the settlement agreement and plan of reorganization. In addition, Mr. Benton claimed that he was due significant additional amounts with respect to the incentive bonus associated with the Arctic Gas sale. We and Mr. Benton submitted our dispute to binding arbitration and in October 2003 the arbitrator found in favor of Mr. Benton in all material respects. As a result, we made a payment to Mr. Benton of $1.9 million for the balance of the incentive bonus associated with the Artic Gas sale and released certain funds for the payment of Mr. Benton's taxes and expenses related to the disposition of his 600,000 shares of stock. The $1.9 million is recorded in accounts payable, trade and other at September 30, 2003.

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

AVAILABLE INFORMATION

         We file annual, quarterly, current reports, proxy statements, and other documents with the SEC under the Securities Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with SEC at http://www.sec.gov.

         We also make available, free of charge on or through our Internet website (http://www.harvestnr.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we have adopted a code of ethics that applies to all of our employees, including our chief executive officer, principal financial officer and principal accounting officer. The text of the code of ethics has been posted on the Governance section of our website.

MANAGEMENT, OPERATIONAL AND FINANCIAL RESTRICTIONS

         On September 25, 2003, we closed the sale of our 34 percent equity investment in Geoilbent to a nominee of the Yukos Oil Company for cash of $69.5 million, plus $5.5 million of repayment of intercompany loan and payables. We incurred $2.5 million in fees and expenses in connection with the sale. Under the terms of the 2007 Senior unsecured notes, we are required to repurchase notes at face value with the net cash proceeds of the sale unless within a twelve month period such proceeds are used for the permanent repayment of certain debt or reinvested in the oil and gas business. We intend to reinvest the proceeds in oil and gas growth opportunities in Russia and Venezuela, retire debt or for other corporate purposes. The sale of our equity investment in Geoilbent has not diminished our plans to invest in Russia. We continue to evaluate Russian opportunities as part of our growth strategy to access large resources of hydrocarbons, enable resource development, manage risk and harvest value.

         For a description of matters related to our former chief executive officer, see Note 8 - Related Party Transactions.

CAPITAL RESOURCES AND LIQUIDITY

         Debt Reduction. We currently have a significant debt principal obligation payable in 2007 ($85 million). We intend to continue to evaluate open market debt purchases to reduce our 2007 Senior Notes outstanding.

         The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                    ----------------------------------
                                                              (in thousands)
                                                         2003                2002
                                                    ---------------     --------------
Net cash provided by operating activities....       $        35,895     $       27,162
Net cash provided by investing activities....                50,128            151,016
Net cash used in financing activities........                (4,154)          (128,971)
                                                    ---------------     --------------
Net increase in cash.........................       $        81,869     $       49,207
                                                    ===============     ==============

         At September 30, 2003, we had current assets of $188.4 million and current liabilities of $56.6 million, resulting in working capital of $131.8 million and a current ratio of 3.3:1. This compares with a working capital of $97.0 million and a current ratio of 3.8:1 at December 31, 2002. The increase in working capital of $34.8 million was primarily due to the sale of our equity investment in Geoilbent.

         Cash Flow from Operating Activities. During the nine months ended September 30, 2003 and 2002, net cash provided by operating activities was $35.9 million and $27.2 million, respectively. The increase was due to a net increase in operating assets and liabilities offset by the decrease in gain on disposition of assets and related deferred income taxes. The increase in operating liabilities was primarily due to accruals of costs related to Benton-Vinccler workovers and the gas sales project offset by a decrease in income taxes payable.

         Cash Flow from Investing Activities. A $69.5 million payment was received on the sale of our equity investment in Geoilbent. During the nine months ended September 30, 2003 and 2002, we had drilling, production-related and gas pipeline capital expenditures of approximately $50.9 million and $32.9 million, respectively. Included in the $50.9 million is the cost of drilling three wells in the Bombal Field. See Note 1 - Organization and Summary of Significant Accounting Policies. The nine months ended September 30, 2002 included a $189.8 million payment on the sale of Arctic Gas.

         Cash Flow from Financing Activities. In the second quarter 2002, we redeemed $108.0 million senior unsecured notes due May 1, 2003, repurchased $20.0 million of the senior unsecured notes due November 1, 2007 and paid $3.6 million related to the Benton-Vinccler bank loan. At September 30, 2003, we were in compliance with all covenants.

RESULTS OF OPERATIONS

         You should read the following discussion of the results of operations for the three and nine months ended September 30, 2003 and 2002 and the financial condition as of September 30, 2003 and December 31, 2002 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

         Our results of operations for the third quarter 2003 primarily reflected the results for Benton-Vinccler, which accounted for all of our production and oil sales revenue. Oil revenue per barrel decreased 2 percent (from $14.31 in 2002 to $13.97 in 2003) and oil sales quantities decreased 26 percent (from 2.7 million barrels "MMBbls" of oil in 2002 to 2.0 MMBbls of oil in 2003) during the third quarter 2003 compared with 2002.

         Our revenues decreased $11.0 million, or 28 percent, during the third quarter 2003 compared with third quarter 2002. This was due to lower production partially offset by higher world crude oil prices. Our sales quantities for the third quarter 2003 from Venezuela were 21,700 barrels of oil per day "BOPD" compared with 29,500 BOPD for the third quarter 2002. Volumes were lower due to natural reservoir decline rates and the fact that some wells did not immediately return to previous production levels following the national work stoppage. In addition, expected production from the Bombal Field to help offset these declines was delayed until a gas lift plan was implemented in September.

         Our operating expenses decreased $1.1 million, or 13 percent, during the third quarter 2003 compared with the third quarter 2002. This was primarily due to lower production volumes offset by higher workover and maintenance expenses. Depletion, depreciation and amortization decreased $0.6 million, or 9 percent, during the third quarter 2003 compared with third quarter 2002 due to decreased production at the South Monagas Unit. Depletion expense per barrel of oil produced from Venezuela during the third quarter 2003 was $2.60 compared with $2.13 during the third quarter 2002. The increase was due to higher costs being depleted over fewer volumes. We recognized write-downs of $0.2 million and $1.1 million at September 30, 2003 and 2002, respectively, for additional capitalized costs associated with former exploration prospects. General and administrative expenses increased $0.7 million, or 17 percent, during the third quarter 2003 compared with the third quarter 2002. This was, in part, due to legal fees associated with an arbitration proceeding and costs associated with a prior attempt to sell our equity investment in Geoilbent. An arbitration settlement of $1.5 million was recorded in the third quarter 2003, and bad debt recovery of $0.4 million and $3.3 million was recorded in the third quarter 2003 and 2002, respectively, related to the recovery of the allowance for uncollectible accounts in prior years. For additional information regarding the arbitration and the bad debt recovery, see Note 8 - Related Party Transactions. Taxes other than on income decreased during the third quarter 2003 compared with the third quarter 2002. This was primarily due to decreased Venezuelan municipal taxes, which are a function of oil revenues.

         Interest expense increased $0.1 million, or 3 percent, during the third quarter 2003 compared with the third quarter 2002. This was primarily due to normal debt service. Net gain on exchange rates decreased $0.7 million for the third quarter 2003 compared with the third quarter 2002. This was due to Bolivar currency controls imposed in February 2003 which fixed the exchange rate between the Bolivar and the U.S. dollar and restricts the ability to exchange Bolivars for dollars and vice versa. We realized income before income taxes and minority interest of $39.9 million during the third quarter 2003 compared with income of $20.1 million in the third quarter 2002. Income before income taxes and minority interest for the quarter ended 2003 includes a $34.4 million gain on the sale of our equity investment in Geoilbent. Income tax expense declined $3.0 million due to the lower Venezuela pre-tax income. The effective tax rate decreased from 33 to 9 percent in the third quarter 2003 compared to third quarter 2002. The rate decrease was due to foreign income taxes incurred on profitable foreign operations and an increase in U.S. income with no corresponding U.S. taxes because they were offset by U.S. operating loss carryforwards for which the benefit was fully reserved in historical periods. The income before minority interests increased $22.8 million for the third quarter 2003 compared with the third quarter 2002. This increase was due to the sale of our equity investment in Geoilbent offset by decreased production of Benton-Vinccler.

         Equity in net losses of affiliated companies decreased $2.4 million during the third quarter 2003 compared with the third quarter 2002. See Note 7 - Russian Operations. The third quarter 2002 included a loss of $0.5 million on Arctic Gas.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

         Oil revenue per barrel increased 10 percent (from $12.83 in 2002 to $14.11 in 2003) and oil sales quantities decreased 31 percent (from 7.7 MMBbls of oil in 2002 to 5.3 MMBbls in 2003) during the first nine months of 2003 compared with the first nine months of 2002.

         Our revenues decreased $23.9 million, or 24 percent, during the first nine months of 2003 compared with the first nine months of 2002. This was primarily due to lower production offset by higher world crude oil prices. Our sales quantities for the first nine months of 2003 from Venezuela were 19,500 BOPD compared with 28,300 BOPD for the first nine months of 2002. Volumes were lower due to the national work stoppage, natural reservoir decline rates and the fact that some wells did not immediately return to previous production levels following the national work stoppage. In addition, expected production from the Bombal Field to help offset these declines was delayed until a gas lift plan was implemented in September.

         Our operating expenses decreased $1.0 million, or 4 percent, during the first nine months of 2003 compared with the first nine months of 2002. This was primarily due to lower production volumes partially offset by higher workover and maintenance expenses. Depletion, depreciation and amortization decreased $6.1 million, or 29 percent, during the first nine months of 2003 compared with the first nine months of 2002 due to decreased production and the addition of natural gas reserves in the third quarter 2002. Depletion expense per barrel of oil produced from Venezuela during the first nine months of 2003 was $2.57 compared with $2.58 during the first nine months of 2002. We recognized write-downs of $0.2 million for additional capitalized costs associated with former exploration projects at September 30, 2003, and $14.5 million at September 30, 2002 for the impairment of the China WAB-21 block as well as capitalized costs associated with exploration prospects. General and administrative expenses decreased $1.0 million, or 8 percent, during the first nine months of 2003 compared with the first nine months of 2002. This was, in part, due to severance payments paid in the second quarter 2002. An arbitration settlement of $1.5 million was recorded in the third quarter 2003, and bad debt recovery of $0.4 million and $3.3 million was recorded in the third quarter 2003 and 2002, respectively, related to the recovery of the allowance for uncollectible accounts in prior years. For additional information regarding the arbitration and the bad debt recovery, see Note 8 - Related Party Transactions. Taxes other than on income decreased during the first nine months of 2003 compared with the first nine months of 2002. This was primarily due to decreased Venezuelan municipal taxes, which are a function of oil revenues.

         Interest expense decreased $5.6 million, or 42 percent, during the first nine months of 2003 compared with the first nine months of 2002. This was primarily due to the redemption and repurchase of debt. Net gain on exchange rates decreased $4.6 million for the first nine months of 2003 compared with the first nine months of 2002. This was due to Bolivar currency controls imposed in February 2003 which fixed the exchange rate between the Bolivar and the U.S. dollar and restricts the ability to exchange Bolivars for dollars and vice versa. We realized income before income taxes and minority interest of $49.4 million during the first nine months of 2003 compared with income of $164.9 million in the first nine months of 2002. Income before income taxes and minority interest for the first nine months of 2003 included a $34.4 million gain on the sale of our equity investment in Geoilbent and the first nine months of 2002 included a $143.1 million gain on the sale of Arctic Gas. Income tax expense decreased $60.3 million due to lower pre-tax income. The effective tax rate decreased from 41 to 16 percent in the first nine months of 2003 compared with the first nine months of 2002. The rate decrease was due to foreign income taxes incurred on profitable foreign operations and an increase in U.S. income with no corresponding U.S. taxes because they were offset by U.S. operating loss carryforwards for which the benefit was fully reserved in historical periods. The income before minority interests decreased $55.2 million for the first nine months of 2003 compared with the first nine months of 2002. This decrease was due to the sale of our equity investment in Geoilbent partially offset by decreased production of Benton-Vinccler.

         Equity in net losses of affiliated companies decreased $17.7 million during the first nine months of 2003 compared with the first nine months of 2002. Equity in net losses included a $17.0 million (our share) full cost ceiling test write-down. See Note 7 - Russian Operations. The first nine months of 2002 included a loss of $1.5 million on Arctic Gas.

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

CONCLUSION

         While we can give you no assurance, we believe that our cash flow from operations and $146.4 million of cash will provide sufficient capital resources and liquidity to fund our planned growth strategy, capital expenditures and semiannual interest payment obligations for the foreseeable future. Our expectation is based upon our current estimate of projected price levels, including our current hedge program, ability to remit funds from Benton-Vinccler and an assumption that there will be no material interruption in production or delays in the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA. Future cash flows are subject to a number of variables including, but not limited to, the level of production, prices, as well as various economic and political conditions that have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2002. Information about market risk for the nine months ended September 30, 2003 does not differ materially from that discussed in the 2002 annual report.

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

         Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation, as of September 30, 2003, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective and there were no significant changes in internal controls or factors that could significantly alter their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Benton Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May, 2003 by Excel alleging, inter alia, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys' fees. The Court has abated the suit pending final judgment of a case pending in Louisiana to which we are not a party. We dispute Excel's claims and will vigorously defend against them.

         A. E. Benton Proceeding. See Note 8 - Related Party Transactions.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         3.1 Certificate of Incorporation filed September 9, 1988 (incorporated by reference to Exhibit 3.1 to our Registration Statement No. 33-26333).

         3.2 Amendment to Certificate of Incorporation filed June 7, 1991 (incorporated by reference to our Registration Statement No. 33-39214).

         3.3 Amendment to Certificate of Incorporation filed May 20, 2002 (incorporated by reference to our Form 10-Q for the quarter ended June 30, 2002).

         3.4      Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 4 to Amendment No. 1 to our Registration Statement on Form 8-A filed October 29, 2003).

         4.1 Form of Common Stock Certificate (incorporated by reference to our Registration Statement No. 33-26333).

         4.2 Amended and Restated Rights Agreement, dated as of September 16, 2003, between Harvest Natural Resources, Inc. and Wells Fargo Bank Minnesota, N.A., including the Certificate of Designation, Rights and Preferences of the Series B Preferred Stock, the form of Rights Certificate and forms of assignment and election thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 5 to Amendment No. 1 to our Registration Statement on Form 8-A filed October 29,
                  2003).

         10.1 Sale and Purchase Agreement dated September 16, 2003 between Harvest Natural Resources, Inc. and a nominee of the YUKOS Oil Company, regarding the sale of Harvest Natural Resources, Inc.'s equity investment in LLC Geoilbent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 25, 2003).

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

(b)  Reports on Form 8-K

         On August 7, 2003, we furnished a Report on Form 8-K for a press release dated August 7, 2003 announcing our second quarter 2003 results.

         On September 17, 2003, we furnished a Report on Form 8-K for a press release dated September 16, 2003 announcing the sale of our equity interest in LLC Geoilbent.

         On September 25, 2003, we filed a Report on Form 8-K announcing the disposition of our 34 percent equity investment in LLC Geoilbent.

         On September 26, 2003, we furnished a Report on Form 8-K for a press release dated September 25, 2003 announcing the closing of the sale of our equity investment in LLC Geoilbent.

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARVEST NATURAL RESOURCES, INC.

Dated: November 12, 2003               By: /s/ Peter J. Hill
                                           -------------------------------------
                                           Peter J. Hill
                                           President and Chief Executive Officer

Dated: November 12, 2003               By: /s/ Steven W. Tholen
                                           -------------------------------------
                                           Steven W. Tholen
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX
      Exhibits

         3.1 Certificate of Incorporation filed September 9, 1988 (incorporated by reference to Exhibit 3.1 to our Registration Statement No. 33-26333).

         3.2 Amendment to Certificate of Incorporation filed June 7, 1991 (incorporated by reference to our Registration Statement No. 33-39214).

         3.3 Amendment to Certificate of Incorporation filed May 20, 2002 (incorporated by reference to our Form 10-Q for the quarter ended June 30, 2002).

         3.4      Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 4 to Amendment No. 1 to our Registration Statement on Form 8-A filed October 29, 2003).

         4.1 Form of Common Stock Certificate (incorporated by reference to our Registration Statement No. 33-26333).

         4.2 Amended and Restated Rights Agreement, dated as of September 16, 2003, between Harvest Natural Resources, Inc. and Wells Fargo Bank Minnesota, N.A., including the Certificate of Designation, Rights and Preferences of the Series B Preferred Stock, the form of Rights Certificate and forms of assignment and election thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 5 to Amendment No. 1 to our Registration Statement on Form 8-A filed October 29,
                  2003).

         10.1 Sale and Purchase Agreement dated September 16, 2003 between Harvest Natural Resources, Inc. and a nominee of the YUKOS Oil Company, regarding the sale of Harvest Natural Resources, Inc.'s equity investment in LLC Geoilbent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 25, 2003).

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