Form 10-Q/A
period 2003-06-30
HARVEST NATURAL RESOURCES INC
filed 2004-03-04
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended June 30, 2003 or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             for the transition period from  ________  to _____

                           COMMISSION FILE NO. 1-10762

                        --------------------------------

                         HARVEST NATURAL RESOURCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                        DELAWARE                                              77-0196707
(State or Other Jurisdiction of Incorporation or Organization)      (IRS Employer Identification No.)

 15835 PARK TEN PLACE DRIVE, SUITE 115
             HOUSTON, TEXAS                                             77084
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

                                EXPLANATORY NOTE

         This quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our quarterly report on Form 10-Q for the quarter ended June 30, 2003, which was filed with the Securities and Exchange Commission ("SEC") on August 12, 2003. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-Q/A contains complete text of Items 1 and 2 of
Part I, and Items 3 and 6 of Part II as amended as well as certain currently dated certifications.

         We have a 34 percent minority equity investment in a Russian company, LLC Geoilbent ("Geoilbent"), and in September 2003, sold our entire minority equity investment in Geoilbent. Geoilbent's operations, including its finance and accounting, are located entirely in the Western Siberia region of Russia. The equity method of accounting is used for our investment in Geoilbent. We account for the equity in the earnings (or losses) of Geoilbent based on a fiscal year ending September 30. Geoilbent uses the full cost method of accounting to report its oil and gas properties accumulated on a country basis. Accordingly, Geoilbent capitalizes the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" as defined by the SEC which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, the amount of the excess must be charged to earnings. This is called a "ceiling limitation write-down". This charge does not impact cash flow from operating activities, but does impact our share of Geoilbent's net income (loss), our equity investment in Geoilbent and reduces our stockholder's equity. Geoilbent performs a quarterly country ceiling test of its oil and gas properties under the full cost accounting rules of the SEC. These rules generally require that Geoilbent price future oil production at the oil price in effect at the end of each fiscal quarter and requires a write-down if capitalized costs exceed this "ceiling," even if prices declined for only a short period of time. A ceiling test was performed for the period ended March 31, 2003 and the capitalized costs did not exceed the projected "ceiling." In December 2003, Geoilbent determined that a ceiling test write-down of approximately $45.0 million ($37.1 million net of tax) should be recorded for the period ended March 31, 2003, primarily because the oil prices originally used for the ceiling test did not reflect the actual prices as of the period end March 31, 2003. The impact to our equity in net losses of affiliated companies and net income (loss) was an additional loss of $12.6 million for the three and six months ended June 30, 2003, respectively. Additionally, the impact on our investment in Geoilbent was a reduction in carrying value of $12.6 million.

         Accordingly, our Consolidated Financial Statements for the three and six months ended June 30, 2003 have been restated to recognize the additional equity loss in affiliated companies and reduction in Investment in and Advances to Affiliated Company.

         The amendments contained herein reflect changes resulting from the foregoing adjustment. On September 25, 2003, we sold our 34 percent minority equity investment in Geoilbent but have not updated the information contained herein for events and the transaction occurring subsequent to August 12, 2003, the filing date of the Original Form 10-Q, except to reflect the restatement of the period indicated above. We recommend that this report be read in conjunction with our reports filed subsequent to August 12, 2003.

                         HARVEST NATURAL RESOURCES, INC.

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I       FINANCIAL INFORMATION

      Item 1.  FINANCIAL STATEMENTS
                      Unaudited Consolidated Balance Sheets at June 30, 2003
                           and December 31, 2002.....................................................      4
                      Unaudited Consolidated Statements of Operations and
                           Comprehensive Income for the Three and Six Months
                           Ended June 30, 2003 and 2002..............................................      5
                      Unaudited Consolidated Statements of Cash Flows for the Six
                           Months Ended June 30, 2003 and 2002.......................................      6
                      Notes to Consolidated Financial Statements.....................................      8

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...................................................     19

PART II        OTHER INFORMATION

      Item 3.  DEFAULTS UPON SENIOR SECURITIES.......................................................     23

      Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................     23

SIGNATURES...........................................................................................     24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2003              2002
                                                                                      -------------    -------------
                                                                                              (in thousands)
                                                                                       (RESTATED -
                                                                                       SEE NOTE 2)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.............................................           $      76,771    $      64,501
     Restricted cash.......................................................                      12            1,812
     Marketable securities.................................................                      --           27,388
     Accounts and notes receivable:
         Accrued oil sales.................................................                  29,392           27,359
         Joint interest and other, net.....................................                  10,212            8,002
     Commodity hedging contract............................................                   4,013               --
     Prepaid expenses and other............................................                   1,917            2,969
                                                                                      -------------    -------------
              TOTAL CURRENT ASSETS.........................................                 122,317          132,031

RESTRICTED CASH............................................................                      16               16
OTHER ASSETS  .............................................................                   2,601            2,520
DEFERRED INCOME TAXES......................................................                   4,949            4,082
INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANY..........................                  22,255           51,783
PROPERTY AND EQUIPMENT:
     Oil and gas properties (full cost method - costs of $2,900
         excluded from amortization in 2003 and 2002, respectively)........                 611,430          576,601
     Other administrative property.........................................                   8,013            7,503
                                                                                      -------------    -------------
                                                                                            619,443          584,104
     Accumulated depletion, depreciation and amortization..................                (448,458)        (439,344)
                                                                                      -------------    -------------
                                                                                            170,985          144,760
                                                                                      -------------    -------------
                                                                                      $     323,123    $     335,192
                                                                                      =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade and other.....................................           $       3,310    $       3,804
     Accrued expenses......................................................                  34,207           20,644
     Accrued interest payable..............................................                   1,439            1,405
     Income taxes payable..................................................                   7,945            6,880
     Commodity hedging contract............................................                      --              430
     Current portion of long-term debt.....................................                   3,783            1,867
                                                                                      -------------    -------------
              TOTAL CURRENT LIABILITIES                                                      50,684           35,030
LONG-TERM DEBT.............................................................                 100,017          104,700
ASSET RETIREMENT LIABILITY.................................................                   2,238               --
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST..........................................................                  26,247           24,145
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none.................................................                      --               --
     Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 35,963 shares at June 30, 2003 and 35,900 shares at
         December 31, 2002.................................................                     360              359
     Additional paid-in capital............................................                 173,840          173,559
     Retained earnings (accumulated deficit)...............................                 (26,637)             234
     Accumulated other comprehensive loss..................................                    (387)              --
     Treasury stock, at cost, 730 shares at June 30, 2003 and 650 shares at
         December 31, 2002.................................................                  (3,239)          (2,835)
                                                                                      -------------    -------------
              TOTAL STOCKHOLDERS' EQUITY...................................                 143,937          171,317
                                                                                      -------------    -------------
                                                                                      $     323,123    $     335,192
                                                                                      =============    =============

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                   --------------------------         --------------------------
                                                      2003            2002                2003           2002
                                                   -----------    -----------         -----------    -----------
                                                             (in thousands, except per share data)
                                                   (RESTATED -                        (RESTATED -
                                                   SEE NOTE 2)                        SEE NOTE 2)
REVENUES
     Oil sales                                     $    28,576    $    33,022         $    47,966    $    60,269
     Ineffective hedge activity                             --             --                (565)            --
                                                   -----------    -----------         -----------    -----------
                                                        28,576         33,022              47,401         60,269
                                                   -----------    -----------         -----------    -----------

EXPENSES
     Operating expenses                                  9,483          8,437              15,998         15,855
     Depletion, depreciation and amortization            5,710          7,334               9,225         14,774
     Write-downs of oil and gas properties and
      impairments                                           --         13,427                  --         13,427
     General and administrative                          3,747          5,326               6,971          8,604
     Taxes other than on income                            971          1,223               1,618          1,807
                                                   -----------    -----------         -----------    -----------
                                                        19,911         35,747              33,812         54,467
                                                   -----------    -----------         -----------    -----------

INCOME (LOSS) FROM OPERATIONS                            8,665         (2,725)             13,589          5,802

OTHER NON-OPERATING INCOME (EXPENSE)
     Gain on disposition of assets                          --        142,977                  --        142,977
     Gain on early extinguishment of debt                   --            874                  --            874
     Investment earnings and other                         354          1,210                 632          1,716
     Interest expense                                   (2,642)        (4,500)             (5,310)       (11,009)
     Net gain on exchange rates                             --          2,379                 525          4,434
                                                   -----------    -----------         -----------    -----------
                                                        (2,288)       142,940              (4,153)       138,992
                                                   -----------    -----------         -----------    -----------

INCOME FROM CONSOLIDATED
    COMPANIES BEFORE INCOME
    TAXES AND MINORITY INTERESTS                         6,377        140,215               9,436        144,794

INCOME TAX EXPENSE                                       3,104         59,692               4,160         61,493
                                                   -----------    -----------         -----------    -----------
INCOME BEFORE MINORITY INTERESTS                         3,273         80,523               5,276         83,301

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY COMPANIES                                 1,216          2,031               2,102          3,411
                                                   -----------    -----------         -----------    -----------

INCOME FROM CONSOLIDATED COMPANIES                       2,057         78,492               3,174         79,890

EQUITY IN NET LOSSES
    OF AFFILIATED COMPANIES                            (13,470)        (2,172)            (30,045)        (2,085)
                                                   -----------    -----------         -----------    -----------

NET INCOME (LOSS)                                  $   (11,413)   $    76,320         $   (26,871)   $    77,805
                                                   ===========    ===========         ===========    ===========

OTHER COMPREHENSIVE LOSS:  UNREALIZED
    MARK TO MARKET LOSS FROM CASH FLOW
    HEDGING ACTIVITIES, NET OF TAX                      (3,001)            --                (387)            --
                                                   -----------    -----------         -----------    -----------
COMPREHENSIVE INCOME (LOSS)                        $   (14,414)   $    76,320         $   (27,258)   $    77,805
                                                   ===========    ===========         ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:
     Basic                                         $     (0.32)   $      2.20         $     (0.76)   $      2.26
                                                   ===========    ===========         ===========    ===========
     Diluted                                       $     (0.32)   $      2.09         $     (0.76)   $      2.17
                                                   ===========    ===========         ===========    ===========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------------
                                                                                      2003              2002
                                                                                  -------------    -------------
                                                                                          (in thousands)
                                                                                   (RESTATED -
                                                                                   SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).....................................................       $     (26,871)   $      77,805
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depletion, depreciation and amortization..........................               9,225           14,774
         Write-downs of oil and gas properties.............................                  --           13,427
         Amortization of financing costs...................................                 281            1,464
         Gain on disposition of assets.....................................                  --         (142,977)
         Gain on early extinguishment of debt..............................                  --             (874)
         Equity in losses of affiliated companies..........................              30,045            2,085
         Allowance for employee notes and accounts receivable..............                 103              164
         Non-cash compensation-related charges.............................                 123              503
         Minority interest in undistributed earnings of subsidiaries.......               2,102            3,411
         Deferred income taxes.............................................                (667)          52,921
         Changes in operating assets and liabilities:
              Accounts and notes receivable................................              (4,346)          (6,007)
              Prepaid expenses and other...................................               1,052           (1,972)
              Commodity hedging contract...................................              (4,600)              --
              Accounts payable.............................................                (494)           2,570
              Accrued expenses.............................................              13,563          (10,485)
              Accrued interest payable.....................................                  34           (2,383)
              Asset retirement liability...................................               2,238               --
              Commodity hedging contract payable...........................                (430)              --
              Income taxes payable.........................................               1,065            7,461
                                                                                  -------------    -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES................              22,423           11,887
                                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments.....................................                  --          189,841
     Additions of property and equipment...................................             (35,450)         (20,715)
     Investment in and advances to affiliated companies....................                (517)           8,713
     Decrease in restricted cash...........................................               1,800              --
     Purchases of marketable securities....................................            (256,058)         (46,642)
     Maturities of marketable securities...................................             283,446           33,750
                                                                                  -------------    -------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..........              (6,779)         164,947
                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options...........................                 159            1,841
     Purchase of treasury stock............................................                (404)              --
     Payments on short-term borrowings and notes payable...................              (2,767)        (131,053)
     (Increase) decrease in other assets...................................                (362)              63
                                                                                  -------------    -------------
              NET CASH USED IN FINANCING ACTIVITIES........................              (3,374)        (129,149)
                                                                                  -------------    -------------

              NET INCREASE IN CASH AND CASH EQUIVALENTS....................              12,270           47,685

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................              64,501            9,024
                                                                                  -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................       $      76,771    $      56,709
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for interest expense......................       $       6,501    $      13,326
                                                                                  =============    =============
     Cash paid during the period for income taxes..........................       $       2,180    $       1,426
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

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                              --------------------------         --------------------------
                                                 2003            2002                2003           2002
                                              -----------    -----------         -----------    -----------
                                                            (in thousands, except per share data)
                                              (RESTATED -                        (RESTATED -
                                              SEE NOTE 2)                        SEE NOTE 2)
Net income (loss), as reported                $   (11,413)   $    76,320         $   (26,871)   $    77,805
Add:  Stock based employee compensation
    cost, net of tax                                   85            503                 127            503
Less:  Total stock-based employee
    compensation cost determined
    under fair value based method, net of tax        (243)          (477)               (486)        (1,005)
                                              -----------    -----------         -----------    -----------
Net income (loss) - proforma                  $   (11,571)   $    76,346         $   (27,230)   $    77,303
                                              ===========    ===========         ===========    ===========

    Earnings (loss) per share:
         Basic - as reported                  $     (0.32)   $      2.20         $     (0.76)   $      2.26
                                              ===========    ===========         ===========    ===========
         Basic - proforma                     $     (0.33)   $      2.20         $     (0.77)   $      2.25
                                              ===========    ===========         ===========    ===========

         Diluted - as reported                $     (0.32)   $      2.09         $     (0.76)   $      2.17
                                              ===========    ===========         ===========    ===========
         Diluted - proforma                   $     (0.33)   $      2.09         $     (0.77)   $      2.16
                                              ===========    ===========         ===========    ===========

PROPERTY AND EQUIPMENT

         We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country-by-country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission ["SEC"]). All costs associated with the acquisition, exploration, and development of oil and natural gas reserves are capitalized as incurred. For the six months ended June 30, 2002 we capitalized interest of $0.3 million. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. No overhead has been capitalized in the six months ended June 30, 2003 and 2002. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES-RESTATED

         Our 34 percent equity investment in Geoilbent is accounted for using the equity method due to the significant influence we exercise over their operations and management. Investments include amounts paid to the investee company for shares of stock and other costs incurred associated with the acquisition and evaluation of technical data for the oil fields operated by the investee company. Equity in earnings of Geoilbent is based on a fiscal year ending September 30. No dividends have been paid to us from Geoilbent. We sold our entire equity investment in Geoilbent in September 2003.

         Geoilbent uses the full cost method of accounting to report its oil and gas properties accumulated on a country basis. Accordingly, Geoilbent capitalizes the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" as defined by the SEC which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, the amount of the excess must be charged to earnings. This is called a "ceiling limitation write-down". This charge does not impact cash flow from operating activities, but does impact our share of Geoilbent's net income
(loss), our equity investment in Geoilbent and reduce our stockholder's equity. Geoilbent performs a quarterly country ceiling test of its oil and gas properties under the full cost accounting rules of the SEC. These rules generally require that Geoilbent price future oil production at the oil price in effect at the end of each fiscal quarter and requires a write-down if capitalized costs exceed this "ceiling," even if prices declined for only a short period of time. A ceiling test was performed for the period ended March 31, 2003 and the capitalized costs did not exceed the projected "ceiling." In December 2003, Geoilbent determined that a ceiling test write-down of approximately $45.0 million ($37.1 million net of tax) should be recorded for the period ended March 31, 2003, primarily because the oil prices originally used for the ceiling test did not reflect the actual prices as of the period end March 31, 2003. The impact to our equity in net losses of affiliated companies and net income (loss) was an additional loss of $12.6 million for the three and six months ended June 30, 2003, respectively, and impacted our financial statement line items are as follows:

                                                                 JUNE 30, 2003             JUNE 30, 2003
                                                                ----------------          ---------------
                                                                 (As previously            (As restated)
                                                                    reported)
Consolidated Balance Sheet:
     Investment in and advances to affiliated company           $      34,872             $       22,255
     Total assets                                                     335,740                    323,123
     Accumulated deficit                                              (14,020)                   (26,637)
     Total Stockholders' Equity                                       156,554                    143,937

                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                          JUNE 30, 2003                             JUNE 30, 2003
                                             ----------------------------------------   ---------------------------------------
                                                   (As previously       (As restated)        (As previously       (As restated)
                                                      reported)                                 reported)
Consolidated Statements of Operations and
  Comprehensive Income:
     Equity in net losses of affiliated companies  $      (853)          $   (13,470)        $   (17,428)          $   (30,045)
     Net income (loss)                                   1,204               (11,413)            (14,254)              (26,871)
     Comprehensive loss                                 (1,797)              (14,414)            (14,641)              (27,258)
Net income (loss) per common share:
     Basic                                                0.03                 (0.32)              (0.40)                (0.76)
     Diluted                                              0.03                 (0.32)              (0.40)                (0.76)

                                                                  SIX MONTHS ENDED JUNE 30, 2003
                                                          ----------------------------------------------
                                                                (As previously             (As restated)
                                                                   reported)
Consolidated Statement of Cash Flows:
     Net loss                                                   $     (14,254)             $     (26,871)
     Equity in losses of affiliated companies                          17,428                     30,045

The above restatement had no impact on our net cash provided by operating activities.

         Equity in earnings and losses and investments in and advances to Geoilbent are as follows (in thousands):

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      2003              2002
                                                                                  -------------    -------------
                                                                                   (RESTATED)
Investments
     Equity in net assets..................................................       $      28,056    $      28,056
     Other costs, net of amortization......................................                 755              263
                                                                                  -------------    -------------
         Total investments.................................................              28,811           28,319

Advances and interest on note receivable...................................               2,552            2,527

Equity in earnings.........................................................              (9,108)(1)       20,937
                                                                                  -------------    -------------

     Total.................................................................       $      22,255    $      51,783
                                                                                  =============    =============

(1) Equity in earnings as of June 30, 2003 have been restated by a reduction of $12,617 from as reported of $3,509.

NOTE 3 - LONG-TERM DEBT

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2003            2002
                                                                                 --------------    -------------
Senior unsecured notes with interest at 9.375%.
     See description below.................................................       $      85,000    $      85,000
Note payable with interest at 6.4%.
     See description below.................................................               3,300            3,900
Bolivar denominated note payable.
     See description below.................................................                  --            2,167
Note payable with interest at 7.4%.
     See description below.................................................              15,500           15,500
                                                                                  -------------    -------------
                                                                                        103,800          106,567

Less current portion.......................................................               3,783            1,867
                                                                                  -------------    -------------
                                                                                  $     100,017    $     104,700
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

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME

         Benton-Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. The six months ended June 30, 2002 included a non-recurring foreign payroll adjustment of $0.7 million. We have incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                              --------------------------         --------------------------
                                                 2003            2002                2003           2002
                                              -----------    -----------         -----------    -----------
Venezuelan Municipal Taxes                    $       827    $     1,014         $     1,340    $     1,947
Franchise Taxes                                        57             30                  84             63
Payroll and Other Taxes                                87            179                 194           (203)
                                              -----------    -----------         -----------    -----------
                                              $       971    $     1,223         $     1,618    $     1,807
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

                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       JUNE 30,                             JUNE 30,
                                              ----------------------------         ----------------------------
                                                 2003              2002                2003             2002
                                              -----------      -----------         -----------      -----------
                                              (RESTATED -                          (RESTATED -
                                              SEE NOTE 2)                           SEE NOTE 2)
OPERATING SEGMENT REVENUES
Oil sales:
    Venezuela                                 $    28,576      $    33,022         $    47,401      $    60,269
                                              -----------      -----------         -----------      -----------
         Total oil sales                           28,576           33,022              47,401           60,269
                                              -----------      -----------         -----------      -----------

OPERATING SEGMENT INCOME (LOSS)
    Venezuela                                       4,871            8,100               8,409           13,606
    Russia                                        (13,827)(1)       (2,816)            (29,985)(1)       (3,214)
    United States and other                        (2,457)          71,036              (5,295)          67,413
                                              -----------      -----------         -----------      -----------
         Net income (loss)                    $   (11,413)(1)  $    76,320         $   (26,871)(1)  $    77,805
                                              ===========      ===========         ===========      ===========

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                    2003                2002
                                                                                -------------      -------------
                                                                             (RESTATED - SEE NOTE 2)
OPERATING SEGMENT ASSETS
     Venezuela.............................................................     $     230,285      $     209,733
     Russia.. .............................................................            22,712(1)          52,302
     United States and other...............................................           119,217            122,355
                                                                                -------------      -------------
     Subtotal..............................................................           372,214(1)         384,390
     Intersegment eliminations.............................................           (49,091)           (49,198)
                                                                                -------------      -------------
                                                                                $     323,123(1)   $     335,192
                                                                                =============      =============

(1) Restated by our share of the ceiling write-down of $12,617 for the period ended June 30, 2003. See Note 2.

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT

         We own 34 percent of Geoilbent, a Russian limited liability company, formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the West Siberia region of Russia. Our investment in Geoilbent is accounted for using the equity method. Sales quantities attributable to Geoilbent for the six months ended March 31, 2003 and 2002 were 2.9 million barrels (1.8 million domestic and 1.1 million export) and
3.5 million barrels (2.3 million domestic and 1.2 million export), respectively. Prices for crude oil for the six months ended March 31, 2003 and 2002 averaged $13.73 ($7.69 domestic and $23.48 export) and $11.17 ($6.83 domestic and $19.62 export) per barrel, respectively. Depletion expense attributable to Geoilbent for the six months ended March 31, 2003 and 2002 was $3.61 and $3.44 per barrel, respectively. All amounts represent 100 percent of Geoilbent. Summarized financial information for Geoilbent follows (in thousands):

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          MARCH 31,                          MARCH 31,
                                                 --------------------------         --------------------------
                                                    2003            2002               2003            2002
                                                 -----------    -----------         -----------    -----------
                                                 (RESTATED -                        (RESTATED -
                                                 SEE NOTE 2)                        SEE NOTE 2)
STATEMENTS OF OPERATIONS:
Revenues
     Oil sales                                   $    17,854    $    14,228         $    39,632    $    39,836
Expenses
     Selling and distribution expenses                 1,658          1,631               2,704          3,908
     Operating expenses                                3,901          3,710               8,257          7,560
     Write-down of oil and gas properties             45,000             --              95,000            --
     Depletion, depreciation and amortization          4,741          5,877              10,432         12,237
     General and administrative                        2,233          1,448               3,778          3,970
     Taxes other than on income                        7,910          5,724              15,873         12,730
                                                 -----------    -----------         -----------    -----------
                                                      65,443         18,390             136,044         40,405
                                                 -----------    -----------         -----------    -----------

Loss from operations                                 (47,589)        (4,162)            (96,412)          (569)

Other Non-Operating Income (Expense)
     Other income                                        229             54                (202)           620
     Interest expense                                   (742)        (1,182)             (1,221)        (2,871)
     Net gain on exchange rates                          406            955                 519          1,619
                                                 -----------    -----------         -----------    -----------
                                                        (107)          (173)               (904)          (632)
                                                 -----------    -----------         -----------    -----------

Loss before income taxes                             (47,696)        (4,335)            (97,316)        (1,201)

Income tax expense (benefit)                          (8,078)            61              (8,948)         2,054
                                                 -----------    -----------         -----------    -----------

Net Loss                                         $   (39,618)   $    (4,396)        $   (88,368)   $    (3,255)
                                                 ===========    ===========         ===========    ===========

BALANCE SHEET DATA:

                                                                         MARCH 31, 2003         SEPTEMBER 30, 2002
                                                                         --------------         ------------------
                                                                     (RESTATED -SEE NOTE 2)
         Current Assets ...........................................       $    17,435              $    18,785
         Other Assets .............................................            87,571                  186,815
         Current Liabilities ......................................            61,197                   54,051
         Other Liabilities ........................................               664                    7,500
         Net Equity................................................            43,145                  144,049

         Due to low Russian domestic oil prices, the net present value of Geoilbent's proved reserves at December 31, 2002 and March 31, 2003 was lower than Geoilbent's unamortized capitalized cost of its oil and gas properties at that date. As a result, Geoilbent recorded a $50 million and after giving effect to the restatement (Note 2), $45 million full cost ceiling test write-down in the three months ended December 31, 2002 and March 31, 2003, respectively. Russian domestic oil prices historically decline in the winter months due to export limitations and rise in the spring and early summer.

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

STATEMENT OF OPERATIONS:

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    MARCH 31, 2002          MARCH 31, 2002
                                                                    --------------          --------------
Oil Sales.....................................................       $     2,485              $     6,430

Expenses
    Selling and distribution expenses.........................             1,023                    2,588
    Operating expenses........................................             1,053                    1,952
    Depreciation..............................................                62                      313
    General and administrative................................               779                    1,851
    Taxes other than on income................................               587                    1,133
                                                                     -----------              -----------
                                                                           3,504                    7,837
                                                                     -----------              -----------

Loss from operations..........................................            (1,019)                  (1,407)

Other Non-Operating Income (Expense)
    Other expenses............................................                --                       (5)
    Interest expense..........................................              (634)                    (969)
    Net loss on exchange rates................................               (49)                     (82)
                                                                     -----------              -----------
                                                                            (683)                  (1,056)
                                                                     -----------              -----------

Loss before income taxes......................................            (1,702)                  (2,463)

Income tax benefit............................................                --                       --
                                                                     -----------              -----------
Net loss .....................................................       $    (1,702)             $    (2,463)
                                                                     ===========              ===========

BALANCE SHEET DATA:

                                                                MARCH 31, 2002         SEPTEMBER 30, 2001
                                                                --------------         ------------------
Current assets ...........................................       $     3,340              $     1,205
Other assets .............................................            13,817                   10,120
Current liabilities ......................................            33,758                   23,955
Net deficit...............................................           (16,601)                 (12,630)

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

          The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                       SIX MONTHS ENDED JUNE 30,
                                                              --------------------------------------------
                                                                           (in thousands)
                                                                 2003                             2002
                                                              -----------                      -----------
Net cash provided by operating activities............         $    22,423                      $   11,887
Net cash provided by (used in) investing activities..              (6,779)                        164,947
Net cash used in financing activities................              (3,374)                       (129,149)
                                                              -----------                      ----------
Net increase in cash.................................         $    12,270                      $   47,685
                                                              ===========                      ==========

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

         Equity in net losses of affiliated companies increased $11.3 million after giving effect to the restatement discussed in Note 2 to the Consolidated Financial Statements during the three months ended June 30, 2003 compared with the three months ended 2002. Equity in net losses, after giving effect to the restatement, included a $15.3 million (our share) full cost ceiling write down. See Notes 2 and 7 to Consolidated Financial Statements. The three months ended June 30, 2002 included a loss of $0.7 million on Arctic Gas.

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

         Equity in net losses of affiliated companies increased $28.0 million after giving effect to the restatement discussed in Note 2 to the Consolidated Financial Statements during the six months ended June 30, 2003 compared with the six months ended 2002. Equity in net losses, after giving effect to the restatement, included a $32.3 million (our share) full cost ceiling test write-down. See Notes 2 and 7 to Consolidated Financial Statements. The six months ended June 30, 2002 included a loss of $1.0 million on Arctic Gas.

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

PART II. OTHER INFORMATION

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

                                    HARVEST NATURAL RESOURCES, INC.

Dated: March 2, 2004                By: /s/ Peter J. Hill
                                        --------------------------------------
                                        Peter J. Hill
                                        President and Chief Executive Officer

Dated: March 2, 2004                By: /s/ Steven W. Tholen
                                        --------------------------------------
                                        Steven W. Tholen
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer

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