Form 10-Q/A
period 2003-09-30
HARVEST NATURAL RESOURCES INC
filed 2004-03-04
CIK 845289

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

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the transition period from ______ to _____

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

                                EXPLANATORY NOTE

         This quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our quarterly report on Form 10-Q for the quarter ended September 30, 2003, which was filed with the Securities and Exchange Commission ("SEC") on November 11, 2003. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-Q/A contains complete text of Items 1 and 2 of Part I, and Item 6 of Part II as amended as well as certain currently dated certifications.

         We had a 34 percent minority equity investment in a Russian company, LLC Geoilbent ("Geoilbent"). Geoilbent's operations, including its finance and accounting, are located entirely in the Western Siberia region of Russian. The equity method of accounting was used for our investment in Geoilbent. We accounted for the equity in the earnings (or losses) of Geoilbent based on a fiscal year ending September 30, 2003. We filed an amended Form 10-Q/A for the period ended June 30, 2003 to restate our equity losses for our share of a ceiling test write-down. Our share approximated $12.6 million resulting in an increase to our equity losses and a reduction in our investment in Geoilbent. In addition, we are decreasing the equity in net losses of Geoilbent by approximately $0.7 million for our share of Geoilbent's reduced losses primarily due to the reduced depletion, depreciation and amortization as a result of the ceiling test write-down. On September 25, 2003, we sold our 34 percent minority equity investment in Geoilbent. This Form 10-Q/A is an amendment to restate our gain on the disposition by an increase of $11.9 million from as reported of $34.4 million to as restated of $46.3 million for the three months ended September 30, 2003. For the nine months ended September 30, 2003, these restatements increased the gain on the disposition and increased equity in net losses of affiliated company by $11.9 million. These restatements had no impact on our net income for the nine months ended September 30, 2003 or net cash provided by operating activities for any of the periods presented. In addition, the restatements had no impact on our consolidated balance sheet as of September 30, 2003.

         Accordingly, our consolidated financial statements for the three and nine months ended September 30, 2003 have been restated to recognize the additional gain realized and to reflect the reduced equity in net losses of Geoilbent due to the reduced depletion, depreciation and amortization as a result of the additional full cost ceiling test write-down.

         The amendments contained herein reflect changes resulting from the foregoing adjustment. On September 25, 2003, we sold our 34 percent minority equity investment in Geoilbent but have not updated the information contained herein for events and the transaction occurring subsequent to November 11, 2003, the filing date of the Original Form 10-Q, except to reflect the restatement of the period indicated above. We recommend that this report be read in conjunction with our reports filed subsequent to November 11, 2003.

                         HARVEST NATURAL RESOURCES, INC.

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I   INFORMATION

  Item 1. FINANCIAL STATEMENTS

            Unaudited Consolidated Balance Sheets at September 30, 2003
                and December 31, 2002.......................................................        4
            Unaudited Consolidated Statements of Operations and
                Comprehensive Income for the Three and Nine Months
                Ended September 30, 2003 and 2002...........................................        5
            Unaudited Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2003 and 2002....................................        6
            Notes to Consolidated Financial Statements......................................        8

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................................       18

PART II  OTHER INFORMATION

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................       23

SIGNATURES..................................................................................       24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                                2003             2002
                                                                                            -------------    ------------
                                                                                                    (in thousands)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents .......................................................       $ 146,370        $  64,501
      Restricted cash .................................................................              12            1,812
      Marketable securities ...........................................................              --           27,388
      Accounts and notes receivable:
           Accrued oil sales ..........................................................          29,100           27,359
           Joint interest and other, net ..............................................           9,757            8,002
      Commodity hedging contract ......................................................           1,745               --
      Prepaid expenses and other ......................................................           1,453            2,969
                                                                                              ---------        ---------
                TOTAL CURRENT ASSETS ..................................................         188,437          132,031

RESTRICTED CASH .......................................................................              16               16
OTHER ASSETS ..........................................................................           1,471            2,520
DEFERRED INCOME TAXES .................................................................           4,938            4,082
INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANY .....................................              --           51,783
PROPERTY AND EQUIPMENT:
      Oil and gas properties (full cost method - costs of $2,900
           excluded from amortization in 2003 and 2002, respectively) .................         584,081          576,601
      Other administrative property ...................................................           8,567            7,503
                                                                                              ---------        ---------
                                                                                                592,648          584,104
      Accumulated depletion, depreciation and amortization ............................        (412,269)        (439,344)
                                                                                              ---------        ---------
                                                                                                180,379          144,760
                                                                                              ---------        ---------
                                                                                              $ 375,241        $ 335,192
                                                                                              =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable, trade and other ...............................................       $   9,074        $   3,804
      Accrued expenses ................................................................          28,694           20,644
      Accrued interest payable ........................................................           3,412            1,405
      Income taxes payable ............................................................          10,368            6,880
      Commodity hedging contract ......................................................              --              430
      Current portion of long-term debt ...............................................           5,075            1,867
                                                                                              ---------        ---------
                TOTAL CURRENT LIABILITIES .............................................          56,623           35,030
LONG-TERM DEBT ........................................................................          98,425          104,700
ASSET RETIREMENT LIABILITY ............................................................           1,766               --
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST .....................................................................          27,614           24,145
STOCKHOLDERS' EQUITY
      Preferred stock, par value $0.01 a share; authorized 5,000 shares;
           outstanding, none ..........................................................              --               --
      Common stock, par value $0.01 a share; authorized 80,000 shares; issued 36,146
           shares at September 30, 2003 and 35,900 shares at December 31, 2002 ........             361              359
      Additional paid-in capital ......................................................         174,284          173,559
      Retained earnings ...............................................................          19,773              234
      Accumulated other comprehensive loss ............................................            (366)              --
      Treasury stock, at cost, 730 shares at September 30, 2003 and 650 shares at
           December 31, 2002 ..........................................................          (3,239)          (2,835)
                                                                                              ---------        ---------
                TOTAL STOCKHOLDERS' EQUITY ............................................         190,813          171,317
                                                                                              ---------        ---------
                                                                                              $ 375,241        $ 335,192
                                                                                              =========        =========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 -------------------------     --------------------------
                                                                    2003           2002           2003           2002
                                                                 -----------     ---------     -----------     ---------
                                                                           (in thousands, except per share data)
                                                                 (RESTATED -                   (RESTATED -
                                                                 SEE NOTE 2)                   SEE NOTE 2)
REVENUES
      Oil sales                                                   $  27,834      $  38,841      $  75,800      $  99,110
      Ineffective hedge activity                                         --             --           (565)            --
                                                                  ---------      ---------      ---------      ---------
                                                                     27,834         38,841         75,235         99,110
                                                                  ---------      ---------      ---------      ---------

EXPENSES
      Operating expenses                                              7,715          8,841         23,713         24,696
      Depletion, depreciation and amortization                        5,610          6,177         14,835         20,951
      Write-downs of oil and gas properties and impairments             165          1,076            165         14,503
      General and administrative                                      4,605          3,929         11,576         12,532
      Arbitration settlement                                          1,477             --          1,477             --
      Bad debt recovery                                                (374)        (3,276)          (374)        (3,276)
      Taxes other than on income                                        839          1,167          2,457          2,974
                                                                  ---------      ---------      ---------      ---------
                                                                     20,037         17,914         53,849         72,380
                                                                  ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                                                7,797         20,927         21,386         26,730

OTHER NON-OPERATING INCOME (EXPENSE)
      Gain on disposition of assets                                  46,348          1,006         46,348        144,064
      Gain on early extinguishment of debt                               --             --             --            874
      Investment earnings and other                                     285             (2)           917          1,632
      Interest expense                                               (2,579)        (2,492)        (7,889)       (13,501)
      Net gain on exchange rates                                          2            670            527          5,102
                                                                  ---------      ---------      ---------      ---------
                                                                     44,056           (818)        39,903        138,171
                                                                  ---------      ---------      ---------      ---------

INCOME FROM CONSOLIDATED
    COMPANIES BEFORE INCOME
    TAXES AND MINORITY INTERESTS                                     51,853         20,109         61,289        164,901

INCOME TAX EXPENSE                                                    3,603          6,612          7,763         68,105
                                                                  ---------      ---------      ---------      ---------
INCOME BEFORE MINORITY INTERESTS                                     48,250         13,497         53,526         96,796

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY COMPANIES                                              1,367          2,590          3,469          6,001
                                                                  ---------      ---------      ---------      ---------

INCOME FROM CONSOLIDATED COMPANIES                                   46,883         10,907         50,057         90,795

EQUITY IN NET INCOME (LOSSES)
    OF AFFILIATED COMPANY                                              (473)         1,209        (30,518)          (876)
                                                                  ---------      ---------      ---------      ---------

NET INCOME                                                        $  46,410      $  12,116      $  19,539      $  89,919
                                                                  =========      =========      =========      =========

OTHER COMPREHENSIVE INCOME (LOSS):
    UNREALIZED MARK TO MARKET GAIN/(LOSS)
    FROM CASH FLOW HEDGING ACTIVITIES,
    NET OF TAX                                                           21           (658)          (366)          (658)
                                                                  ---------      ---------      ---------      ---------
COMPREHENSIVE INCOME                                              $  46,431      $  11,458      $  19,173      $  89,261
                                                                  =========      =========      =========      =========

NET INCOME PER COMMON SHARE:
      Basic                                                       $    1.31      $    0.35      $    0.55      $    2.60
                                                                  =========      =========      =========      =========
      Diluted                                                     $    1.25      $    0.33      $    0.53      $    2.50
                                                                  =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              -------------------------------
                                                                                                  2003              2002
                                                                                                ---------        ---------
                                                                                                      (in thousands)
                                                                                               (RESTATED -
                                                                                               SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ........................................................................       $  19,539        $  89,919
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depletion, depreciation and amortization .....................................          14,835           20,951
           Write-downs of oil and gas properties ........................................             165           14,503
           Amortization of financing costs ..............................................             421            1,558
           Gain on disposition of assets ................................................         (46,348)        (144,064)
           Gain on early extinguishment of debt .........................................              --             (874)
           Equity in losses of affiliated company .......................................          30,518              876
           Allowance for employee notes and accounts receivable .........................            (219)          (3,040)
           Non-cash compensation-related charges ........................................             207              882
           Minority interest in undistributed earnings of subsidiaries ..................           3,469            6,001
           Deferred income taxes ........................................................            (667)          52,866
           Changes in operating assets and liabilities:
                Accounts and notes receivable ...........................................          (2,779)         (12,573)
                Prepaid expenses and other ..............................................           1,516           (1,029)
                Commodity hedging contract ..............................................          (2,300)              --
                Accounts payable ........................................................           5,270           (3,728)
                Accrued expenses ........................................................           5,437           (7,688)
                Accrued interest payable ................................................           2,007             (488)
                Asset retirement liability ..............................................           1,766               --
                Commodity hedging contract payable ......................................            (430)              --
                Income taxes payable ....................................................           3,488           13,090
                                                                                                ---------        ---------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................          35,895           27,162
                                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of investments .................................................          69,500          189,841
      Additions of property and equipment ...............................................         (50,888)         (32,860)
      Investment in and advances to affiliated companies ................................           2,328            9,226
      Increase in deposits and restricted cash ..........................................              --           (2,800)
      Decrease in restricted cash .......................................................           1,800               --
      Purchases of marketable securities ................................................        (256,058)        (119,191)
      Maturities of marketable securities ...............................................         283,446          106,800
                                                                                                ---------        ---------
                NET CASH PROVIDED BY INVESTING ACTIVITIES ...............................          50,128          151,016
                                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from exercise of stock options .......................................             520            2,436
      Purchase of treasury stock ........................................................            (404)              --
      Payments on long-term debt ........................................................          (3,067)        (131,488)
      (Increase) decrease in other assets ...............................................          (1,203)              81
                                                                                                ---------        ---------
                NET CASH USED IN FINANCING ACTIVITIES ...................................          (4,154)        (128,971)
                                                                                                ---------        ---------

                NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................          81,869           49,207

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................................          64,501            9,024
                                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................................       $ 146,370        $  58,231
                                                                                                =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for interest expense ..................................       $   7,870        $  14,093
                                                                                                =========        =========
      Cash paid during the period for income taxes ......................................       $   4,104        $   2,680
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

Asset retirement obligations as of January 1, 2003 ....     $    --
     Liabilities recorded during the first quarter ....       4,237
     Liabilities settled during the nine months .......        (560)
     Revisions in estimated cash flows ................      (1,967)
     Accretion expense ................................          56
                                                            -------
Asset retirement obligations as of September 30, 2003..     $ 1,766
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

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                                      ------------------------------           -------------------------------
                                                          2003              2002                   2003              2002
                                                      ------------      ------------           -------------     -------------
                                                                       (in thousands, except per share data)
                                                       (RESTATED -
                                                       SEE NOTE 2)
Net income, as reported                               $     46,410      $     12,116           $     19,539      $     89,919
Add: Stock based employee compensation
     cost, net of tax                                           85               379                    212               882
Less: Total stock-based employee
     compensation cost determined
     under fair value based method, net of tax                (268)             (436)                  (797)           (1,442)
                                                      ------------      ------------           -------------     -------------
Net income - proforma                                 $     46,227      $     12,059           $     18,954      $     89,359
                                                      ============      ============           =============     =============
     Earnings per share:
          Basic - as reported                         $       1.31      $       0.35           $       0.55      $       2.60
                                                      ============      ============           ============      ============
          Basic - proforma                            $       1.31      $       0.35           $       0.54      $       2.59
                                                      ============      ============           ============      ============
          Diluted - as reported                       $       1.25      $       0.33           $       0.53      $       2.50
                                                      ============      ============           ============      ============
          Diluted - proforma                          $       1.25      $       0.33           $       0.51      $       2.49
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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES-RESTATED

         On September 25, 2003, we sold our equity investment in Geoilbent to a nominee of the Yukos Oil Company and recognized a gain on the sale of $46.3 million (see Note 7 - Russian Operations). Prior to the sale, our 34 percent equity investment in Geoilbent was accounted for using the equity method due to the significant influence we exercised over their operations and management. Investments included amounts paid to the investee company for shares of stock and other costs incurred associated with the acquisition and evaluation of technical data for the oil fields operated by the investee company. Equity in earnings of Geoilbent is based on a fiscal year ending September 30. No dividends have been paid to us from Geoilbent.

         We filed an amended Form 10-Q/A for the period ended June 30, 2003 to restate our equity losses for our share of a ceiling test write-down. Our share approximated $12.6 million resulting in an increase to our equity losses and a reduction in our investment in Geoilbent. In addition, we are decreasing the equity in net losses of Geoilbent by approximately $0.7 million for our share of Geoilbent's reduced losses primarily due to the reduced depletion, depreciation and amortization as a result of the ceiling test write-down. As a result of the reduced investment in Geoilbent, our gain on the disposition is restated by an increase of $11.9 million from as reported of $34.4 million to as restated of $46.3 million for the three months ended September 30, 2003. For the nine months ended September 30, 2003, these restatements increased the gain on the disposition and increased equity in net losses of affiliated company by $11.9 million. These restatements had no impact on our net income for the nine months ended September 30, 2003. In addition, there was no impact to our consolidated balance sheet as of September 30, 2003 or our net cash provided by operating activities for any period presented. Our financial statement line items are impacted as follows:

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2003                   SEPTEMBER 30, 2003
                                                            -------------------------------     -------------------------------
                                                            (As previously     (As restated)     (As previously     (As restated)
                                                               reported)                            reported)
Consolidated Statements of Operations and
    Comprehensive Income
      Gain on disposition of assets                         $     34,422         $  46,348      $     34,422         $  46,348
      Equity in net losses of affiliated companies                (1,164)             (473)          (18,592)          (30,518)
      Net income                                                  33,793            46,410            19,539            19,539
      Comprehensive income                                        33,814            46,431            19,173            19,173
Net income per common share:
      Basic                                                         0.96              1.31              0.55              0.55
      Diluted                                                       0.91              1.25              0.53              0.53

                                                                              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                              ------------------------------------
                                                                              (As previously          (As restated)
                                                                                 reported)
Consolidated Statement of Cash Flows:
      Gain on disposition of assets                                           $    (34,422)             $ (46,348)
      Equity in losses of affiliated companies                                      18,592                 30,518

         Equity in earnings and losses and investments in and advances to Geoilbent are as follows (in thousands):

                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            2003              2002
                                                          --------          -------
Investments
      Equity in net assets .................              $     --          $28,056
      Other costs, net of amortization                          --              263
                                                          --------          -------
           Total investments ...............                    --           28,319

Advances and interest on note receivable ...                    --            2,527

Equity in earnings .........................                    --           20,937
                                                          --------          -------

      Total                                               $     --          $51,783
                                                          ========          =======

NOTE 3 - LONG-TERM DEBT

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                 2003                 2002
                                                                            ---------------     ----------------
Senior unsecured notes with interest at 9.375%.
      See description below.........................................        $        85,000     $         85,000
Note payable with interest at 6.8%.
      See description below.........................................                  3,000                3,900
Bolivar denominated note payable.
      See description below.........................................                    --                 2,167
Note payable with interest at 7.8%.
      See description below.........................................                 15,500               15,500
                                                                            ---------------     ----------------
                                                                                    103,500              106,567

Less current portion................................................                  5,075                1,867
                                                                            ---------------     ----------------
                                                                            $        98,425     $        104,700
                                                                            ===============     ================

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

NOTE 5 - TAXES

TAXES OTHER THAN ON INCOME

         Benton-Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. The nine months ended September 30, 2002 included a non-recurring foreign payroll tax adjustment of $0.7 million. We have incurred the following Venezuelan municipal taxes and other taxes (in thousands):

                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                  ------------------------------      -------------------------------
                                      2003              2002              2003              2002
                                  ------------      ------------      -------------     -------------
Venezuelan Municipal Taxes        $        713      $        990      $       2,053     $       2,937
Franchise Taxes                             61                60                145               123
Payroll and Other Taxes                     65               117                259               (86)
                                  ------------      ------------      -------------     -------------
                                  $        839      $      1,167      $       2,457     $       2,974
                                  ============      ============      =============     =============

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

                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,                          SEPTEMBER 30,
                                               -------------------------------      ----------------------------------
                                                   2003               2002              2003                 2002
                                               ------------       ------------      -------------        -------------
                                               (RESTATED -                          (RESTATED -
                                               SEE NOTE 2)                           SEE NOTE 2)
OPERATING SEGMENT REVENUES
Oil sales:
     Venezuela                                 $     27,834       $     38,841      $      75,235        $      99,110
                                               ------------       ------------      -------------        -------------
          Total oil sales                            27,834             38,841             75,235               99,110
                                               ------------       ------------      -------------        -------------

OPERATING SEGMENT INCOME (LOSS)
     Venezuela                                        5,464             10,357             13,873               23,963
     Russia                                            (886)(1)            344            (30,871)(2)           (2,870)
     United States and other                         41,832 (2)          1,415             36,537 (2)           68,826
                                               ------------       ------------      -------------        -------------
          Net income                           $     46,410       $     12,116      $      19,539        $      89,919
                                               ============       ============      =============        =============

(1) Restated by $691 from ($1,577) to ($886) for our share of Geoilbent's reduced losses for the three months ended September 30, 2003 resulting from the write-down recorded for the three months ended June 30, 2003. See Note 2.

(2) Russia operating segment loss increased for restatement of our share ($12,617) of the ceiling write-down and our share of the equity losses in Geoilbent. United States and other operating segment income increased by $11,926 for restatement of the gain on disposition of assets. See Note 2.

                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                             2003                   2002
                                                                       ---------------        ----------------
OPERATING SEGMENT ASSETS
      Venezuela ...........................................            $       236,773        $        209,733
      Russia    ...........................................                        382                  52,302
      United States and other..............................                    189,302                 122,355
                                                                       ---------------        ----------------
      Subtotal  ...........................................                    426,457                 384,390
      Intersegment eliminations............................                    (51,216)                (49,198)
                                                                       ---------------        ----------------
                                                                       $       375,241        $        335,192
                                                                       ===============        ================

NOTE 7 - RUSSIAN OPERATIONS

GEOILBENT

         On September 25, 2003, we sold our equity investment in Geoilbent to a nominee of the Yukos Oil Company for $69.5 million plus the repayment of the subordinated loan and certain payables owed to us by Geoilbent in the amount of $5.5 million. Prior to the sale, we owned 34 percent of Geoilbent, a Russian limited liability company, formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the West Siberia region of Russia. Our investment in Geoilbent was accounted for using the equity method and was based on a fiscal year ending September 30. Sales quantities attributable to Geoilbent for the nine months ended June 30, 2003 and 2002 were
4.3 million barrels (2.5 million domestic and 1.8 million export) and 5.3 million barrels (3.4 million domestic and 1.9 million export), respectively. Prices for crude oil for the nine months ended June 30, 2003 and 2002 averaged $13.57 ($7.08 domestic and $22.58 export) and $12.23 ($7.49 domestic and $20.99 export) per barrel, respectively. Depletion expense attributable to Geoilbent for the nine months ended June 30, 2003 and 2002 was $3.39 and $3.32 per barrel, respectively. All amounts represent 100 percent of Geoilbent. Summarized financial information for Geoilbent follows (in thousands):

                                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                    JUNE 30,                                  JUNE 30,
                                                         -------------------------------          -------------------------------
                                                             2003              2002                    2003              2002
                                                         -------------     -------------          -------------     -------------
                                                          (RESTATED -                               (RESTATED -
                                                          SEE NOTE 2)                               SEE NOTE 2)
STATEMENTS OF OPERATIONS:
Revenues
      Oil sales                                          $      18,213     $      25,288          $      57,845     $      64,902

Expenses
      Selling and distribution expenses                          1,901             1,800                  4,605             5,708
      Operating expenses                                         4,087             3,572                 12,344            11,132
      Write-down of oil and gas properties                          --                --                 95,000                --
      Depletion, depreciation and amortization                   4,014             5,349                 14,446            17,586
      General and administrative                                 2,059             1,686                  5,837             5,656
      Taxes other than on income                                 8,128             7,265                 24,001            19,995
                                                         -------------     -------------          -------------     -------------
                                                                20,189            19,672                156,233            60,077
                                                         -------------     -------------          -------------     -------------

Income (loss) from operations                                   (1,976)            5,616                (98,388)            4,825

Other Non-Operating Income (Expense)
      Other income                                                 272               301                     70             1,143
      Interest expense                                            (541)             (863)                (1,762)           (3,734)
      Net gain on exchange rates                                 1,318                18                  1,837             1,637
                                                         -------------     -------------          -------------     -------------
                                                                 1,049              (544)                   145              (954)
                                                         -------------     -------------          -------------     -------------

Income (loss) before income taxes                                 (927)            5,072                (98,243)            3,871

Income tax expense (benefit)                                       463                69                 (8,485)            2,123
                                                         -------------     -------------          -------------     -------------

Net income (loss)                                        $      (1,390)    $       5,003          $     (89,758)    $       1,748
                                                         =============     =============          =============     =============

BALANCE SHEET DATA:

                                                        JUNE 30, 2003              SEPTEMBER 30, 2002
                                                        -------------              ------------------
                                                   (RESTATED - SEE NOTE 2)
Current Assets ............................             $     18,919                 $      18,785
Other Assets ..............................                   90,730                       186,815
Current Liabilities .......................                   65,750                        54,051
Other Liabilities .........................                      722                         7,500
Net Equity.................................                   43,177                       144,049

         Due to low Russian domestic oil prices, the net present value of Geoilbent's proved reserves at December 31, 2002 was lower than Geoilbent's unamortized capitalized cost of its oil and gas properties at that date. As a result, Geoilbent recorded a $50 and $45 million full cost ceiling test write-down for the three months ended December 31, 2002 and March 31, 2003, respectively. Russian domestic oil prices historically decline in the winter months due to export limitations and rise in the spring and early summer.

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

STATEMENT OF OPERATIONS:

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  JUNE 30, 2002                JUNE 30, 2002
                                                                  -------------                -------------
Oil Sales ................................................        $      1,449                 $       7,880

Expenses
     Selling and distribution expenses....................                 582                         3,170
     Operating expenses...................................                 522                         2,473
     Depreciation.........................................                  20                           333
     General and administrative...........................                 260                         2,112
     Taxes other than on income...........................                 128                         1,261
                                                                  ------------                 -------------
                                                                         1,512                         9,349
                                                                  ------------                 -------------

Loss from operations......................................                 (63)                       (1,469)

Other Non-Operating Income (Expense)
     Other income (expense)...............................                   1                            (4)
     Interest expense.....................................                (570)                       (1,540)
     Net loss on exchange rates...........................                (100)                         (182)
                                                                  ------------                 -------------
                                                                          (669)                       (1,726)
                                                                  ------------                 -------------

Loss before income taxes..................................                (732)                       (3,195)

Income tax benefit........................................                  --                            --
                                                                  ------------                 -------------
Net loss  ................................................        $       (732)                $      (3,195)
                                                                  ============                 =============

BALANCE SHEET DATA:

                                                                 SEPTEMBER 30, 2001
                                                                 ------------------
Current assets ..........................................          $       1,205
Other assets ............................................                 10,120
Current liabilities .....................................                 23,955
Net deficit..............................................                (12,630)

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

         The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                                (in thousands)
                                                                            2003               2002
                                                                        -------------     -------------
Net cash provided by operating activities....................           $      35,895     $     27,162
Net cash provided by investing activities....................                  50,128          151,016
Net cash used in financing activities........................                  (4,154)        (128,971)
                                                                        -------------     ------------
Net increase in cash.........................................           $      81,869     $     49,207
                                                                        =============     ============

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

         Interest expense increased $0.1 million, or 3 percent, during the third quarter 2003 compared with the third quarter 2002. This was primarily due to normal debt service. Net gain on exchange rates decreased $0.7 million for the third quarter 2003 compared with the third quarter 2002. This was due to Bolivar currency controls imposed in February 2003 which fixed the exchange rate between the Bolivar and the U.S. dollar and restricts the ability to exchange Bolivars for dollars and vice versa. We realized income before income taxes and minority interest of $51.9 million during the third quarter 2003 compared with income of $20.1 million in the third quarter 2002. Income before income taxes and minority interest for the quarter ended 2003 includes a $46.3 million gain on the sale of our equity investment in Geoilbent. Income tax expense declined $3.0 million due to the lower Venezuela pre-tax income. The effective tax rate decreased from 33 to 7 percent in the third quarter 2003 compared to third quarter 2002. The rate decrease was due to foreign income taxes incurred on profitable foreign operations and an increase in U.S. income with no corresponding U.S. taxes because they were offset by U.S. operating loss carryforwards for which the benefit was fully reserved in historical periods. The income before minority interests increased $36.0 million for the third quarter 2003 compared with the third quarter 2002. This increase was due to the sale of our equity investment in Geoilbent offset by decreased production of Benton-Vinccler.

         Equity in net losses of affiliated companies increased $1.7 million after giving effect to the restatement discussed in Note 2 to the Consolidated Financial Statements during the third quarter 2003 compared with the third quarter 2002. See Notes 2 and 7 to Consolidated Financial Statements. The third quarter 2002 included a loss of $0.5 million on Arctic Gas.

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

         Interest expense decreased $5.6 million, or 42 percent, during the first nine months of 2003 compared with the first nine months of 2002. This was primarily due to the redemption and repurchase of debt. Net gain on exchange rates decreased $4.6 million for the first nine months of 2003 compared with the first nine months of 2002. This was due to Bolivar currency controls imposed in February 2003 which fixed the exchange rate between the Bolivar and the U.S. dollar and restricts the ability to exchange Bolivars for dollars and vice versa. We realized income before income taxes and minority interest of $49.4 million during the first nine months of 2003 compared with income of $164.9 million in the first nine months of 2002. Income before income taxes and minority interest for the first nine months of 2003 included a $46.3 million gain on the sale of our equity investment in Geoilbent and the first nine months of 2002 included a $143.1 million gain on the sale of Arctic Gas. Income tax expense decreased $60.3 million due to lower pre-tax income. The effective tax rate decreased from 41 to 13 percent in the first nine months of 2003 compared with the first nine months of 2002. The rate decrease was due to foreign income taxes incurred on profitable foreign operations and an increase in U.S. income with no corresponding U.S. taxes because they were offset by U.S. operating loss carryforwards for which the benefit was fully reserved in historical periods. The income before minority interests decreased $43.3 million for the first nine months of 2003 compared with the first nine months of 2002. This decrease was due to the sale of our equity investment in Geoilbent partially offset by decreased production of Benton-Vinccler.

         Equity in net losses of affiliated companies increased $29.6 million after giving effect to the restatement discussed in Note 2 to the Consolidated Financial Statements during the first nine months of 2003 compared with the first nine months of 2002. Equity in net losses, after giving effect to the restatement, included a $32.3 million (our share) full cost ceiling test write-down. See Notes 2 and 7 to Consolidated Financial Statements. The first nine months of 2002 included a loss of $1.5 million on Arctic Gas.

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