Form 10-K
period 2003-12-31
HARVEST NATURAL RESOURCES INC
filed 2004-03-10
CIK 845289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (281) 579-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	NYSE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter, June 27, 2003: $225,487,430.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date. Class: Common Stock, par value $0.01 per share, on March 1, 2004, shares outstanding: 35,778,161.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of the registrant’s fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report.

HARVEST NATURAL RESOURCES, INC.

FORM 10-K

PART I

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include the concentration of our operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for our undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company’s ability to acquire oil and gas properties that meet its objectives, changes in operating costs, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. See Risk Factors included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At the end of Item 1 is a glossary of terms.

Item 1. Business

General

          Harvest Natural Resources, Inc. is an independent energy company engaged in the acquisition, development, production and disposition of oil and gas properties since 1989, when it was incorporated under Delaware law. Over our history, we have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) and the Russian Federation (“Russia”) and have undeveloped acreage offshore China. Our producing operations are conducted principally through our 80 percent-owned Venezuelan subsidiary, Benton-Vinccler, C.A. (“Benton-Vinccler”), which operates the South Monagas Unit in Venezuela. From December 14, 2002 through February 6, 2003, no sales of our Venezuelan oil production were made because of Petroleos de Venezuela, S.A.’s (“PDVSA”) inability to accept our oil due to the national civil work stoppage in Venezuela. While restoring production led to increased workover activity and higher operating costs, the return performance of the field was within our expectations. On November 25, 2003, we diversified our revenue stream by beginning the sale of natural gas in Venezuela. On September 25, 2003, we closed the Sale and Purchase Agreement to sell our entire 34 percent minority equity investment in LLC Geoilbent (“Geoilbent”), to Yukos Operational Holding Limited, a Russian oil and gas company, for $69.5 million plus $5.5 million as repayment of intercompany loans and outstanding accounts payable owed to us by Geoilbent. See Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations for a complete description of these and other events.

          As of December 31, 2003, we had total estimated Proved Reserves in the South Monagas Unit, net of minority interest, of 96.4 MMBoe, and a standardized measure of discounted future net cash flow, before income taxes, for total Proved Reserves of $545.3 million.

          As of December 31, 2003, we had total assets of $374.3 million. We had cash in excess of long term debt in the amount of $41.9 million. For the year ended December 31, 2003, we had total revenues of $106.1 million, net cash provided by operating activities of $38.5 million, and long-term debt of $96.8 million. For the year ended December 31, 2002, we had total revenues of $126.7 million, net cash provided by operating activities of $42.6 million, and long-term debt of $104.7 million.

Available Information

          We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

          We also make available, free of charge on or through our Internet website (http://www.harvestnr.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Current Reports on Form 3, 4 and 5, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our chief executive officer, principal financial officer and principal accounting officer. The text of the Code of Business Conduct and Ethics has been posted on the Governance section of our website. We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics applicable to our senior officers. Additionally, the Code of Business Conduct and Ethics is available in print to any person who requests the information. Individuals wishing to obtain this printed material should submit a request to Harvest Natural Resources, Inc., attention Investor Relations.

Business Strategy

          Our business strategy is to identify, acquire, develop and produce large discovered oil and gas fields in areas that are being largely avoided by many other oil and gas companies due to challenging political and economic circumstances. We have more than ten years of experience in Venezuela and Russia, and have established operating organizations in both countries. We seek additional opportunities in these two countries and in other countries that meet our investment criteria. In executing our business strategy, we will strive to sustain the current balance sheet strength through financial prudence and rigorous investment profitability criteria; maximize cash flows from existing operations to invest in new opportunities; use our experience, skills and cash on hand to acquire new projects in Russia and Venezuela; and keep our organizational capabilities in line with our rate of growth.

          In Venezuela, we intend to deliver more operating cash flow through the efficient management of our capital expenditure programs and cost structure. We completed the first phase of our gas project at the South Monagas Unit in November 2003 on time and within budget and commenced gas sales on November 25, 2003. This is an important milestone of our strategy because it diversifies our revenues and cash flow, and develops vital market outlets to support further development of untapped reserves of natural gas in Eastern Venezuela. Our Venezuelan producing properties generate net cash from operating activities in excess of projected capital expenditures. We expect to reinvest this cash in new growth opportunities in Venezuela. In November 2003, we executed a Memorandum of Understanding with PDVSA to submit a plan of development for the previously developed Temblador Field and the discovered, yet undeveloped, El Salto Field. Under the terms of the Memorandum of Understanding, we can submit a plan of development for development of the fields under Venezuela’s Organic Hydrocarbon Law. We are also in discussions with PDVSA for the development of the nearby Isleno Field.

          We are seeking to diversify our cash flow outside of Venezuela as events there demonstrated the risks of our concentration in Venezuela when we lost six weeks of production in the first part of 2003. We seek operational and financial control, good minority interest partners, access to competitive oil and gas markets, and where possible, reliable export facilities and infrastructure. We seek low entry cost projects that need additional funding, execution skills and well reasoned development.

          In Russia, we continue to evaluate a number of options to invest in known discoveries which remain undeveloped or under-developed. In September 2003, we sold our 34 percent minority equity investment in our Russian company Geoilbent. As a minority interest owner, our continuing investment in Geoilbent was determined to be inconsistent with our objective of investing in properties in which we have operating and financial control.

          We intend to continue to identify, acquire and exploit known oil and natural gas fields in our current areas of activity while maintaining our financial strength and flexibility. To accomplish this, we intend to:

•	Focus Our Efforts in Areas of Low Geologic Risk. We intend to focus our activities principally in areas of large known but undeveloped or under-developed oil and gas resources.

•	Seek operational and financial control. We desire to control all major decisions for development, production, staffing and financing of each project for a period of time sufficient for us to reap attractive returns on investments.

•	Establish a Local Presence Through Joint Venture Partners and the Use of Local Personnel: We seek to establish a local presence in our areas of operation to facilitate stronger relationships with local government and labor. In addition, using local personnel helps us to take advantage of local knowledge and experience and to minimize costs. In pursuing new opportunities, we will seek to enter at an early stage and find local partners in an effort to reduce our risk in any one venture.

•	Commit Capital in a Phased Manner to Limit Total Commitments at Any One Time: We are willing to agree to minimum capital expenditure or development commitments at the outset of new projects, but we endeavor to structure such commitments so that we can fulfill them over time under a prudent plan of development, allowing near-term operating cash flow to help fund further investment, thereby limiting our maximum cash outlay. We also seek to maximize available local financing capacity to develop the hydrocarbons and associated infrastructure.

•	Limit Exploration Activities: We do not engage in exploration except in connection with the expansion of an existing reservoir and in that case only where the risks are deemed to be manageable in the context of total cash exposure and probability of success.

•	Maintain a prudent financial plan: We intend to maintain our financial flexibility by maintaining our total debt within average industry debt to capitalization levels, closely monitoring spending, holding significant cash reserves, actively seeking opportunities to reduce our weighted average cost of capital and increasing our liquidity.

          Our ability to successfully execute our strategy is subject to significant risks including, among other things, operating risks, political risks, legal risks and financial risks. See Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other information set forth elsewhere in this Form 10-K for a description of these and other risk factors.

Operations

          The following table summarizes our Proved Reserves, drilling and production activity, and financial operating data by principal geographic area at the end of each of the years ending December 31, 2003, 2002 and 2001. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and PDVSA under which all mineral rights are owned by the Government of Venezuela. We disposed of our Russian investments partly in 2002 and partly in 2003. Geoilbent and Arctic Gas were accounted for under the equity method and were included at their respective ownership interests in our consolidated financial statements for the periods in which we owned such investments. Our year-end financial information contains results from our Russian operations based on a twelve-month period ending September 30. Accordingly, our results of operations for the years ended December 31, 2003, 2002 and 2001 reflect results from Geoilbent until it was sold on September 25, 2003, and for the twelve months ended September 30, 2002 and 2001, and from Arctic Gas, until it was sold on April 12, 2002 and for the twelve months ended September 30, 2001.

     We own 80 percent of Benton-Vinccler. The reserve information presented below is net of a 20 percent deduction for the minority interest in Benton-Vinccler. Drilling and production activity and financial data are reflected without deduction for minority interest. Reserves include production projected through the end of the operating service agreement in 2012. We have submitted a request for extension under the force majeure provisions of our contract. The Venezuelan national civil work stoppage required Benton-Vinccler to shut-in production for approximately two months. We believe the two months representing this delay will be added to the original term of our agreement.

	Benton-Vinccler
	Year Ended December 31,
	2003	2002	2001
	(Dollars in 000’s)
RESERVE INFORMATION
Proved Reserves (MBoe)	96,364	102,534	83,611
Discounted future net cash flow attributable to proved reserves, before income taxes	$545,308	$481,284	$176,210
Standardized measure of future net cash flows	$366,770	$317,799	$163,328
DRILLING AND PRODUCTION ACTIVITY:
Gross wells drilled	3	13	8
Average daily production (Boe)	20,130	26,598	26,788
FINANCIAL DATA:
Oil and natural gas revenues	$106,095	$126,731	$122,386
Expenses:
Operating expenses and taxes other than on income	31,445	31,608	42,175
Depletion	19,599	22,685	21,175
Income tax expense	12,158	4,866	9,083

Total expenses	63,202	59,159	72,433

Results of operations from oil and natural gas producing activities	$42,893	$67,572	$49,953

          We owned 34 percent of Geoilbent, which we accounted for under the equity method. The following table presents our proportionate share of Geoilbent’s Proved Reserves (at September 30 for each respective year), drilling and production activity, and financial operating data for the period until it was sold on September 25, 2003, and for the twelve months ended September 30, 2002 and 2001.

	Geoilbent
	Year Ended September 30,
	2003		2002	2001
	(Dollars in 000’s)
RESERVE INFORMATION
Proved Reserves (MBbls)	(a	)	25,356	29,668
Discounted future net cash flow attributable to proved reserves, before income taxes	(a	)	$117,229	$81,125
Standardized measure of future net cash flows	(a	)	$92,939	$70,648
DRILLING AND PRODUCTION ACTIVITY:
Gross development wells drilled	(a	)	6	39
Net development wells drilled	(a	)	2	13
Average daily production (Bbls)	5,242		6,438	4,830
FINANCIAL DATA:
Oil and natural gas revenues	$27,876		$31,039	$34,261
Expenses:
Operating, selling and distribution expenses and taxes other than on income	16,088		16,902	16,083
Depletion	6,215		9,237	5,072
Write-down of oil and gas properties	32,300		—	—
Income tax expense	2,073		1,955	3,742

Total expenses	56,676		28,094	24,897

Results of operations from oil and natural gas producing activities	$(28,800)		$2,945	$9,364

(a)	Geoilbent was sold on September 25, 2003.

          As of December 31, 2001, we owned, free of any sale and transfer restrictions, 39 percent of the equity interests in Arctic Gas, which we accounted for under the equity method. The following table presents our proportionate share, free of sale and transfer restrictions, of Arctic Gas’s Proved Reserves (at September 30, 2001),

drilling and production activity, and financial operating data for the period until it was sold on April 12, 2002 and for the twelve months ended September 30, 2001.

	Arctic Gas Company
	Year Ended September 30,
	2002		2001
	(Dollars in 000’s)
RESERVE INFORMATION
Proved Reserves (MBoe)	(a	)	55,631
Discounted future net cash flow attributable to proved reserves, before income taxes	(a	)	$108,400
Standardized measure of future net cash flows	(a	)	$82,205
DRILLING AND PRODUCTION ACTIVITY:
Gross wells reactivated	(a	)	2
Average daily production (Bbls)	189		502
FINANCIAL DATA:
Oil and natural gas revenues	$3,554		$889
Expenses:
Selling and distribution expenses	1,429		1,166
Operating expenses and taxes other than on income	1,673		2,215
Depletion	139		311
Income tax expense	19		80

Total expenses	3,260		3,772

Results of operations from oil and natural gas producing activities	$294		$(2,883)

(a)	Arctic Gas was sold on April 12, 2002.

South Monagas Unit, Venezuela (Benton-Vinccler)

General

          In July 1992, we and Venezolana de Inversiones y Construcciones Clerico, C.A., a Venezuelan construction and engineering company (“Vinccler”), signed a 20-year operating service agreement with Lagoven, S.A., an affiliate of PDVSA, to reactivate and further develop the Uracoa, Tucupita and Bombal fields. These fields comprise the South Monagas Unit. We were the first U.S. company since 1976 to be granted such an oil field development contract in Venezuela.

          The oil and natural gas operations in the South Monagas Unit are conducted by Benton-Vinccler, our 80 percent-owned subsidiary. The remaining 20 percent of the outstanding capital stock of Benton-Vinccler is owned by Vinccler. Through our majority ownership of stock in Benton-Vinccler, we make all operational and corporate decisions related to Benton-Vinccler, subject to certain super-majority provisions of Benton-Vinccler’s charter documents related to:

•	mergers;

•	consolidations;

•	sales of substantially all of its corporate assets;

•	change of business; and

•	similar major corporate events.

          Vinccler has an extensive operating history in Venezuela. It provided Benton-Vinccler with initial financial assistance and significant construction services. Vinccler provided assistance with construction projects, governmental relations and labor relations during 2003.

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

          The operating service agreement provides for Benton-Vinccler to receive an operating fee for each barrel of crude oil delivered. It also provides Benton-Vinccler with the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per barrel set forth in the agreement. The operating fee is subject to quarterly adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index. The maximum total fee is subject to quarterly adjustments to reflect changes in the average of certain world crude oil prices. Since 1992, the maximum total fee received by Benton-Vinccler has approximated 48 percent of West Texas Intermediate crude oil (“WTI”) price.

          In September 2002, Benton-Vinccler and PDVSA signed an amendment to the operating service agreement, providing for the delivery of up to 198 Bcf of natural gas through July 2012 at a price of $1.03 per Mcf. Natural gas sales began in November 2003 and were averaging 70-80 MMcf per day by the end of the year. In addition, Benton-Vinccler agreed to sell to PDVSA 4.5 million barrels of oil stipulated as additional volumes resulting from the gas production (“Incremental Crude Oil”). Incremental Crude Oil is sold at a price of $7.00 per barrel with the quarterly volume of such sales based on quarterly natural gas sales multiplied by the ratio of 4.5 MMBls to 198 Bcf.

          At the end of each quarter, Benton-Vinccler prepares an invoice to PDVSA based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted contract service fees per barrel. At the end of each quarter, Benton-Vinccler also prepares invoices for natural gas sales and Incremental Crude Oil. Payment is due under the invoices by the end of the second month after the end of the quarter. Invoice amounts and payments are denominated in U.S. dollars. Payments are wire transferred into Benton-Vinccler’s account in a commercial bank in the United States.

          Benton-Vinccler has constructed a 25-mile oil pipeline from its oil processing facilities at Uracoa to PDVSA’s storage facility, the custody transfer point. The operating service agreement specifies that the oil stream may contain no more than one percent base sediment and one percent water. Quality measurements are conducted both at Benton-Vinccler’s facilities and at PDVSA’s storage facility.

          With respect to gas sales, an initial capital investment of approximately $27 million was required to build a 64-mile pipeline with a normal capacity of 70 MMcf of natural gas per day and a design capacity of 90 MMcf of natural gas per day, a gas gathering system, upgrades to the UM-2 plant facilities and new gas treatment and compression facilities. We completed the fabrication and construction process for the gas pipeline in late 2003. Benton-Vinccler borrowed $15.5 million under a project loan for the gas pipeline and related facilities and the remainder was funded from existing cash balances and internally generated cash flow. In addition, Benton-Vinccler has entered into long-term agreements for the leasing of compression, and the operation and maintenance of the gas treatment and compression facilities. The operating services agreement contains requirements for the measurement and quality of the natural gas delivered to PDVSA.

          In August 1999, Benton-Vinccler sold its power generation facility located in the Uracoa and Tucupita Fields. Concurrently with the sale, Benton-Vinccler entered into a long-term power purchase agreement with the purchaser of the facility to provide for the electrical needs of the field throughout the remaining term of the operating service agreement.

Location and Geology

          The South Monagas Unit extends across the southeastern part of the state of Monagas and the southwestern part of the state of Delta Amacuro in eastern Venezuela. The South Monagas Unit is approximately 51 miles long and eight miles wide and consists of 157,843 acres, of which the fields comprise approximately one-half of the acreage. At December 31, 2003, Proved Reserves attributable to our Venezuelan operations were 120,455 MBoe (96,364 MBoe net to Harvest). This represented 100 percent of our Proved Reserves at year end. Benton-Vinccler has been primarily developing the Oficina sands in the Uracoa Field. The Uracoa Field contains 66 percent of the South Monagas Unit’s Proved Reserves.

Drilling and Development Activity

          Benton-Vinccler drilled three oil wells and converted two gas injection wells to producing wells in 2003 and had an average of 111 wells on production in all fields in 2003.

Uracoa Field

          Benton-Vinccler has been developing the South Monagas Unit since 1992, beginning with the Uracoa Field.

          Benton-Vinccler processes the oil, water and natural gas in the Uracoa central processing unit and ships the processed oil via pipeline to the PDVSA custody transfer point. Benton-Vinccler treats and filters produced water, then reinjects it into the aquifer to assist the natural water drive. Benton-Vinccler had reinjected produced natural gas into the natural gas cap primarily for storage conservation until November 2003, at which time it began selling the natural gas. The major components of the state-of-the-art process facility were designed in the United States and installed by Benton-Vinccler. This process design is commonly used in heavy oil production in the United States, but was not previously used extensively in Venezuela to process crude oil of similar gravity or quality. The current production facility has capacity to handle 60 MBbls of oil per day, 130 MBbls of water per day and injection capacity of 46 MMcf of natural gas per day. Presently all gas being sold is produced from the Uracoa Field.

Tucupita Field

          There are currently 31 oil producing wells and six water injection wells at Tucupita. The current production facility has capacity to handle 30 MBbls of oil per day, 125 MBbls of water per day and storage for up to 60 MBbls of crude oil. The oil is transported through a 31-mile, 20 MBbl per day capacity oil pipeline constructed in 2001 from Tucupita to the Uracoa central processing unit.

          Benton-Vinccler reinjects produced water from Tucupita into the aquifer to aid the natural water drive, and we utilize a portion of the associated natural gas to operate a power generation facility to supply our power needs.

Bombal Field

          In 2003, Benton-Vinccler drilled three wells in the West Bombal Field. Portable separation, pumping and storage for 7.5 MBbl of crude oil are maintained at the field. The crude oil is pumped via a pipeline and tied into the 31-mile Tucupita oil pipeline to the Uracoa central processing unit. The East Bombal Field was drilled in 1992, and the wells were suspended until gas sales could take place. Benton-Vinccler expects to begin engineering and design studies in late 2004 with first gas sales expected in 2005. Gas from this field will be used to supplement gas production from Uracoa as production there declines.

Customers and Market Information

          Under the operating service agreement, all oil and natural gas produced is delivered to PDVSA for a fee. From December 14, 2002 through February 6, 2003, no sales were made because of PDVSA’s inability to accept our oil due to the national civil work stoppage in Venezuela. While we have substantial cash reserves, a prolonged loss of sales could have a material adverse effect on our financial condition.

Employees and Community Relations

          Benton-Vinccler has a highly skilled staff of 189 local employees and four expatriates and has also formed successful and supportive relationships with local government agencies and communities.

          Benton-Vinccler has invested in a Social Community Program that includes medical programs in ophthalmologic and dental care, as well as additional social investments including the purchase of medicines and medical equipment for local communities within the South Monagas Unit.

Health, Safety and Environment

          Benton-Vinccler’s health, safety and environmental policy is an integral part of its business. Benton-Vinccler continually improves its policy and practices related to personnel safety, property protection and environmental management. These improvements can be directly attributed to its efforts in accident prevention programs and the training and implementation of a comprehensive Process Safety Management System.

North Gubkinskoye and South Tarasovskoye, Russia (Geoilbent)

          On September 25, 2003, we sold our 34 percent minority equity investment in Geoilbent to Yukos Operational Holding Limited for $69.5 million plus $5.5 million for the repayment of intercompany loans and accounts receivable. See Note 9 – Russian Operations.

East Urengoy, Russia (Arctic Gas Company)

          Arctic Gas Company was sold in April 2002. See Note 9 – Russian Operations.

WAB-21, South China Sea (Benton Offshore China Company)

General

          In December 1996, we acquired Crestone Energy Corporation, subsequently renamed Benton Offshore China Company. Its principal asset is a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People’s Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The territorial dispute has lasted for many years, and there has been limited exploration and no development activity in the area under dispute. As part of a review of our assets, a third-party conducted an evaluation of the WAB-21 area. Through that evaluation and our own assessment, we recorded a $13.4 million impairment charge in the second quarter of 2002. An evaluation was performed again at December 31, 2003, and such evaluation indicated that no further impairment of the property had been incurred in 2003.

Location and Geology

          The WAB-21 contract area is located approximately 50 miles southeast of the Dai Hung (Big Bear) Oil Field. The block is adjacent to British Petroleum’s giant natural gas discovery at Lan Tay (Red Orchid) and 100 miles north of Exxon’s Natuna Discovery. The contract area covers several similar structural trends, each with potential for hydrocarbon reserves in possible multiple pay zones.

Drilling and Development Activity

          Due to the sovereignty issues between China and Vietnam, we have been unable to pursue an exploration program during phase one of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2005.

Domestic Operations

          We acquired a 100 percent interest in three California State offshore oil and gas leases (“the California Leases”) and a parcel of onshore property from Molino Energy Company, LLC. All capitalized costs associated with the California Leases have been fully impaired. The California Leases have expired and we have listed the onshore property for sale.

Activities by Area

          The following table summarizes our consolidated activities by area. Total Assets represents all assets, including long-lived assets accounted for under the equity method:

		Other	Total
(in thousands)	Venezuela	Foreign	Foreign	United States	Total
Year ended December 31, 2003
Oil and gas sales	$106,095		$106,095		$106,095
Total Assets	$241,855	$237	$242,092	$132,256	$374,348
Year ended December 31, 2002
Oil sales	$126,731		$126,731		$126,731
Total Assets	$209,733	$52,302	$262,035	$73,157	$335,192
Year ended December 31, 2001
Oil sales	$122,386		$122,386		$122,386
Total Assets	$167,671	$100,801	$268,472	$79,679	$348,151

Reserves

          Estimates of our Proved Reserves as of December 31, 2003 and 2002 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. The following table sets forth information regarding estimates of Proved Reserves at December 31, 2003. The Venezuelan information includes reserve information net of a 20 percent deduction for the minority interest in Benton-Vinccler. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and PDVSA under which all mineral rights are owned by the Government of Venezuela.

	Net Crude Oil and Condensate (MBbls)
	Proved	Proved
	Developed	Undeveloped	Total
Venezuela	36,688	33,610	70,298

	Net Natural Gas (MMcf)
	Proved	Proved
	Developed	Undeveloped	Total
Venezuela	84,918	71,482	156,400

          Estimates of commercially recoverable oil and natural gas reserves and of the future net cash flows derived therefrom are based upon a number of variable factors and assumptions, such as:

•	historical production from the subject properties;

•	comparison with other producing properties;

•	the assumed effects of regulation by governmental agencies; and

•	assumptions concerning future operating costs, municipal taxes, abandonment costs, development costs, and workover and remedial costs, all of which may vary considerably from actual results.

          All such estimates are to some degree speculative and various classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the commercially recoverable reserves of oil and natural gas attributable to any particular property or group of properties, the classification, cost and risk of recovering such reserves and estimates of the future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times may vary substantially. The difficulty of making precise estimates is accentuated by the fact that 47 percent of our total Proved Reserves were undeveloped as of December 31, 2003. The cost to develop the Proved Undeveloped Reserves is expected to be $65.6 million over the next three years.

          Reserve estimates are not constrained by the availability of the capital resources required to finance the estimated development and operating expenditures. In addition, actual future net cash flows will be affected by factors such as:

•	actual production;

•	oil and natural gas sales;

•	supply and demand for oil and natural gas;

•	availability and capacity of gathering systems and pipelines;

•	changes in governmental regulations or taxation; and

•	the impact of inflation on costs.

          The timing of actual future net oil and natural gas sales from Proved Reserves as well as the year-end price, and thus their actual present value, can be affected by the timing of the incurrence of expenditures in connection with development of oil and gas properties. The 10 percent discount factor required by the SEC to be used to calculate present value for reporting purposes is not necessarily the most appropriate discount factor based on interest rates in effect from time to time, risks associated with the oil and natural gas industry and the political risks associated with operations in Venezuela. Discounted present value, regardless of what discount rate is used, is materially affected by assumptions as to the amount and timing of future production, which assumptions may and often do prove to be inaccurate. For the period ending December 31, 2003, we reported $545.3 million of discounted future net cash flows before income taxes from Proved Reserves based on the SEC’s required calculations.

Production, Prices and Lifting Cost Summary

          In the following table we have set forth by country our net production, average sales prices and average operating expenses for the years ended December 31, 2003, 2002 and 2001. The presentation for Venezuela includes 100 percent of the production, without deduction for minority interest. Geoilbent (34 percent ownership) and Arctic Gas (39 percent ownership not subject to any sale or transfer restrictions at December 2001), which are accounted for under the equity method, have been included at their respective ownership interest in the consolidated financial statements based on a fiscal period ending September 30 and, accordingly, our results of operations for the years ended December 31, 2003, 2002 and 2001 reflect results from Geoilbent until it was sold on September 25, 2003, and for the twelve months ended September 30, 2002 and 2001 and from Arctic Gas until it was sold on April 12, 2002 and for the twelve months ended September 30, 2001.

	Year Ended December 31,
	2003		2002		2001
Venezuela
Crude Oil Production (Bbls)	7,347,399		9,708,295		9,777,516
Natural Gas Production (MMcf)	2,660,241		—		—
Average Crude Oil Sales Price ($per Bbl)	$14.07		$13.08		$12.52
Average Natural Gas Sales Price ($per MMcf)	$1.03		—		—
Average Operating Expenses ($per Boe)	$4.00		$3.26		$4.30
Russia
Geoilbent (a)(b)
Net Crude Oil Production (Bbls)	1,913,187		2,349,916		1,762,814
Average Crude Oil Sales price ($per Bbl)	$14.52		$13.21		$19.51
Average Operating Expenses ($per Bbl)	$2.83		$2.09		$2.17
Arctic Gas (a)(c)
Net Crude Oil Production (Bbls)	(c	)	(c	)	183,087
Average Crude Oil Sales price ($per Bbl)	(c	)	(c	)	$21.93
Average Operating Expenses ($per Bbl)	(c	)	(c	)	$7.42

(a)	Information represents our ownership interest.

(b)	Geoilbent was sold on September 25, 2003.

(c)	Arctic Gas was sold on April 12, 2002.

Regulation

General

          Our operations are affected by political developments and laws and regulations in the areas in which we operate. In particular, oil and natural gas production operations and economics are affected by:

•	change in governments;

•	civil unrest;

•	price and currency controls;

•	limitations on oil and natural gas production;

•	world demand for crude oil;

•	tax, environmental, safety and other laws relating to the petroleum industry;

•	changes in such laws; and

•	changes in administrative regulations and the interpretation and application of such rules and regulations.

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

Venezuela

          On February 5, 2003, Venezuela imposed currency controls and created the Commission for Administration of Foreign Currency with the task of establishing the detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Venezuelan Bolivar and the U.S. dollar and restrict the ability to exchange Venezuelan Bolivars for U.S. dollars and vice versa. Initially the exchange rate was set at 1,600 Venezuelan Bolivars for each U.S. dollar. On February 6, 2004, the official exchange rate was adjusted to 1,920 Venezuelan Bolivars for each U.S. dollar. Oil companies such as Benton-Vinccler are allowed to receive payments for oil sales in U.S. dollars and pay U.S. dollar-denominated debt, dividends and expenses from those payments. We do not expect the currency conversion restrictions or the adjustment in the exchange rate to have a material impact on us at this time.

          Venezuela requires environmental and other permits for certain operations conducted in oil field development, such as site construction, drilling and seismic activities. As a contractor to PDVSA, Benton-Vinccler submits capital budgets to PDVSA for approval including capital expenditures to comply with Venezuelan environmental regulations. No capital expenditures to comply with environmental regulations were required in 2002 or 2003. Benton-Vinccler also submits requests for permits for drilling, seismic and operating activities to PDVSA, which then obtains such permits from the Ministry of Energy and Mines and Ministry of Environment, as required. Benton-Vinccler is also subject to income, municipal and value-added taxes, and must file certain monthly and annual compliance reports with the national tax administration and with various municipalities.

Drilling and Undeveloped Acreage

          For acquisitions of leases and producing properties, development and exploratory drilling, production facilities and additional development activities such as workovers and recompletions, we spent approximately (excluding our share of capital expenditures incurred by equity affiliates) $58.3 million, $50.6 million and $43.9 million in 2003, 2002 and 2001, respectively. Included in these numbers is $43.6 million, $44.3 million and $28.0 million for the development of Proved Undeveloped Reserves in 2003, 2002 and 2001, respectively.

          We have drilled or participated through our equity affiliate in the drilling of wells as follows:

	Year Ended December 31,
	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Exploration:
Dry hole	—	—	1	0.4	—	—
Development:
Crude oil	3	2.4	17	10.8	20	10.5

Total	3	2.4	18	11.2	20	10.5

Average Depth of Wells (Feet)		6,095		7,341		6,043
Producing Wells(1):
Crude Oil	111	88.8	258	158.2	274	169.9

(1)	The information related to producing wells reflects wells we drilled, wells we participated in drilling and producing wells we acquired.

          All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not directly operate any drilling equipment.

Acreage

          The following table summarizes the developed and undeveloped acreage that we owned, leased or held under operating service agreement or concession as of December 31, 2003:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Venezuela	11,166	8,933	146,677	117,342
China	—	—	7,470,080	7,470,080

Total	11,166	8,933	7,616,757	7,587,422

Competition

          We encounter strong competition from major oil and gas companies and independent operators in acquiring properties and leases for the exploration and development of crude oil and natural gas. The principal competitive factors in the acquisition of such oil and gas properties include staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. Many of our competitors have financial resources, staffs, data resources and facilities substantially greater than ours.

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

Employees

          At December 31, 2003, we had 18 full-time employees, augmented from time to time with independent consultants, as required. Benton-Vinccler had 189 employees and our Moscow office had 14 employees.

Title to Developed and Undeveloped Acreage

          All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and PDVSA, under which all mineral rights are owned by the Government of Venezuela.

          The WAB-21 petroleum contract lies within an area which is the subject of a territorial dispute between the People’s Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with a third party. The territorial dispute has existed for many years, and there has been limited exploration and no development activity in the area under dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution.

Item 2. Properties

          In July 2001, we leased office space in Houston, Texas for three years for approximately $11,000 per month. We lease 17,500 square feet of space in a California building that we no longer occupy under a lease agreement that expires in December 2004. We have subleased all of the office space in California for rents that approximate our lease costs.

Item 3. Legal Proceedings

          Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Benton-Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May, 2003 by Excel alleging, among other things, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys’ fees. The Court has abated the suit pending final judgment of a case pending in Louisiana to which we are not a party. We dispute Excel’s claims and plan to vigorously defend against them.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

          Our Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HNR”. As of December 31, 2003, there were 35,674,660 shares of common stock outstanding, with approximately 808 stockholders of record. The following table sets forth the high and low sales prices for our Common Stock reported by the NYSE.

Year	Quarter	High	Low
2002
	First quarter	4.03	1.43
	Second quarter	5.00	3.77
	Third quarter	5.43	3.21
	Fourth quarter	7.54	5.50
2003
	First quarter	6.58	4.40
	Second quarter	6.90	4.20
	Third quarter	7.17	5.58
	Fourth quarter	10.02	6.35

          On March 1, 2004, the last sales price for the common stock as reported by the NYSE was $11.68 per share.

          Our policy is to retain earnings to support the growth of our business. Accordingly, our board of directors has never declared a cash dividend on our common stock and our indenture currently restricts the declaration and payment of any cash dividends.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth our selected consolidated financial data for each of the years in the five-year period ended December 31, 2003. The selected consolidated financial data have been derived from and should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto. Our year-end financial information contains results from our Russian operations through our equity affiliates based on a twelve-month period ending September 30. Accordingly, our results of operations for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 reflect results from Geoilbent (until sold on September 25, 2003) for the twelve months ended September 30, 2002, 2001, 2000 and 1999, and from Arctic Gas (until sold on April 12, 2002) for the twelve months ended September 30, 2001, 2000 and 1999.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations:
Total revenues	$106,095	$126,731	$122,386	$140,284	$89,060
Operating income (loss)	33,627	34,585	28,201	53,204	(22,525)
Net income (loss)	27,303	100,362	43,237	20,488	(32,284)
Net income (loss) per common share:
Basic	$0.77	$2.90	$1.27	$0.67	$(1.09)

Diluted	$0.74	$2.78	$1.27	$0.66	$(1.09)

Weighted average common shares outstanding Basic	35,332	34,637	33,937	30,724	29,577
Diluted	36,840	36,130	34,008	30,890	29,577

	Year Ended December 31,
	2003	2002	2001	2000	1999
			(in thousands)
Balance Sheet Data:
Working capital (deficit)	$137,210	$97,001	$(586)	$12,370	$32,093
Total assets	374,348	335,192	348,151	286,447	276,311
Long-term debt, net of current maturities	96,833	104,700	221,583	213,000	264,575
Stockholders’ equity (deficit)(1)	199,713	171,317	67,623	12,904	(17,178)

(1)	No cash dividends were declared or paid during the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

          In addition to the other information set forth elsewhere in this Form 10-K, the following factors should be carefully considered when evaluating us.

          Our concentration of assets in Venezuela increases our exposure to production disruptions and project execution risk. Political and economic uncertainty is very high in Venezuela. Currently, the production from the South Monagas Unit in Venezuela represents all of our production, and revenue and cash flow will be adversely affected if production from the South Monagas Unit decreases significantly for any reason. From December 14, 2002 through February 6, 2003, no sales were made because of PDVSA’s inability to accept our oil due to the national civil work stoppage in Venezuela. As a result, 2002 sales were reduced by approximately 0.6 million barrels and 2003 sales were reduced by an estimated 1.2 million barrels. As a result of the Venezuelan national civil work stoppage, the Venezuelan government terminated several thousand PDVSA employees and announced a restructuring of PDVSA’s operations. Throughout 2003, there have been numerous organizational changes in PDVSA. As a result of the situation in PDVSA, its payment to Benton-Vinccler for crude oil delivered in the fourth quarter of 2002 was late by seven days. However, all other payments have been on time, and we believe PDVSA is committed to building its production levels and returning to more normalized business relations with its customers and suppliers.

          There are ongoing efforts by opponents of President Chavez for a constitutional recall referendum. A successful recall referendum could lead to new presidential elections. These events create civil unrest and the possibility of work stoppages or disruptions. The political uncertainty and economic instability in Venezuela could adversely affect our operations and business prospects in that country. In addition, while the effect of the changes and the possible politicalization of PDVSA cannot be predicted, it could adversely affect PDVSA’s ability to manage its contracts and meet its obligations with its suppliers and vendors, such as Benton-Vinccler. Organizational instability and uncertainty at PDVSA could also adversely affect our ability to acquire new projects in Venezuela and the timing of those acquisitions. While we have substantial cash reserves to withstand a future disruption of sales, a prolonged loss of sales or a failure or delay by PDVSA to pay our invoices could have a material adverse effect on our financial condition.

          We have been required to curtail sales to PDVSA in April and December 2002 due to insufficient crude oil storage capacity. While these appear to be isolated incidents, we cannot be assured that our sales to PDVSA will not be curtailed in the future in the same manner.

          Our strategy to focus on Russia carries operating, financial, legal and political risk. While we believe our established presence in Russia and our experience and skills from prior operations positions us well for future projects, doing business in Russia also carries unique risks. The operating environment is often difficult, and the ability to operate successfully will depend on a number of factors, including our ability to control the pace of development, apply “best practices” in drilling and development, and the fostering of relationships with Russian partners, the local community and governmental authorities. Financial risks include our ability to control costs and attract financing for Russian projects, while remaining within our existing debt covenants. In addition, the Russian legal system is not mature and its reliability is uncertain. This may affect our ability to enforce contracts and achieve certainty in our rights to develop and operate oil and gas projects, as well as our ability to obtain adequate compensation for any resulting losses.

          Acquiring new projects in Venezuela depends upon our ability to meet the requirements of the Organic Hydrocarbon Law. New oil projects in Venezuela are governed by the Organic Hydrocarbon Law which requires that such projects be carried out through incorporated joint ventures with majority ownership by governmental entities. While we believe it is possible to comply with the Organic Hydrocarbons Law and at the same time meet our criteria for new projects, no precedents exist and there is a risk we will be unable to achieve the desired result.

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

          Our foreign operations expose us to foreign currency risk. Presently, our only operations are located in Venezuela. Venezuela has historically been considered a highly inflationary economy. Results of operations in that country are measured in U.S. dollars, and all currency gains or losses recorded in the consolidated statement of operations. There are many factors which affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. dollar. It is not possible to predict the extent to which we may be affected by future changes in exchange rates. Our Venezuelan receipts are denominated in U.S. dollars, and most expenditures are in U.S. dollars as well. For a discussion of currency controls in Venezuela, see Capital Resources and Liquidity below. Successful acquisition of projects in Russia may also expose us to foreign currency risk in that country.

          The loss of key personnel could adversely affect our ability to successfully execute our strategy. We are a small organization and depend on the skills and experience of a few individuals in key management and operating positions to execute our business strategy. Loss of one or more key individuals in the organization could hamper or delay achieving our strategy.

          Leverage materially affects our operations. As of December 31, 2003, our long-term debt was $96.8 million. Our long-term debt represented 33 percent of our total capitalization at December 31, 2003. Our current cash balances are in excess of these obligations and lessen the impact of our debt but our long-term debt can effect our operations in several important ways, including the following:

•	a significant portion of our cash flow from operations is used to pay interest on borrowings;

•	our single largest indebtedness of $85 million is due in November 2007;

•	the covenants contained in the indentures governing such debt limits our ability to borrow additional funds or to dispose of assets;

•	the covenants contained in the indentures governing our debt affect our flexibility in planning for, and reacting to, changes in business conditions;

•	the level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

•	the terms of the indentures governing our debt permit our creditors to accelerate payments upon an event of default or a change of control.

          The total capital required for development of new fields may exceed our ability to finance. Our future capital requirements for new projects may exceed the cash available from existing free cash flow and cash on hand. Our ability to acquire financing is uncertain and may be affected by numerous factors beyond our control. Because of the financial risk factors in the countries in which we operate, we may not be able to secure either the equity or debt financing necessary to meet any future cash needs for investment, which may limit our ability to fully develop new projects, cause delays with their development or require early divestment of all or a portion of those projects.

          Our current and future revenue is subject to concentrated counter-party risk. Our current operations in Venezuela rely on production fee payments from PDVSA for all revenue receipts. We do not own the hydrocarbons and do not sell oil and gas in open markets. Future projects in Venezuela, Russia and other countries may involve similar production fee payments from a limited number of companies or governments.

          We may not be able to invest the net cash proceeds from the sale of Geoilbent in new oil and gas projects. The terms of the 2007 Notes require that net cash proceeds in excess of $25 million from the sale of Geoilbent must be invested in the oil and gas business within one year of the sale, or any amount not so invested must be used to repay or prepay the 2007 Notes or certain debts of subsidiaries.

          Oil price declines and volatility could adversely affect our revenue, cash flows and profitability. Prices for oil fluctuate widely. The average price we received for oil in Venezuela increased to $14.07 per Bbl for the year ended December 31, 2003, compared to $13.08 per Bbl for the year ended December 31, 2002. In November 2003, we began selling natural gas in Venezuela under an addendum to our operating service contract at $1.03 per Mcf and Incremental Crude Oil at $7.00 per Bbl. While this diversifies our revenue stream, revenues, profitability and future rate of growth depend substantially upon the prevailing prices of oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to service our debt. In addition, we may have ceiling test write-downs when prices decline. Lower prices may also reduce the amount of oil that we can produce economically and lower oil production could affect the amount of natural gas we can produce. We cannot predict future oil prices. Factors that can cause this fluctuation include:

•	relatively minor changes in the supply of and demand for oil;

•	market uncertainty;

•	the level of consumer product demand;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	the price and availability of alternative fuels;

•	political and economic conditions in oil-producing countries; and

•	overall economic conditions.

          Lower oil and natural gas prices or downward adjustments to our reserves may cause us to record ceiling limitation write-downs. We use the full cost method of accounting to report our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling limitation write-down”. This charge does not impact cash flow from operating activities, but does reduce stockholders’ equity. The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. The consolidated financial statements of the wholly-owned and majority owned subsidiaries do not include ceiling test write-downs in 2003. Equity in Net Losses of Affiliated Companies includes a $32.3 million (our share) ceiling test write-down recorded by Geoilbent during their fiscal year ending September 30, 2003.

          Estimates of oil and natural gas reserves are uncertain and inherently imprecise. This Form 10-K contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from such reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

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

          At December 31, 2003, approximately 47 percent of our estimated Proved Reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The estimates of our future reserves include the assumption that we will make significant capital expenditures to develop these reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See Supplemental Information on Oil and Natural Gas Producing Activities.

          You should not assume that the present value of future net revenues referred to is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in demand, our ability to produce or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from estimated proved reserves and their present value. In addition, the 10 percent discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and our risks or the risks associated with the oil and natural gas industry in general will affect the accuracy of the 10 percent discount factor.

          We may not be able to replace production with new reserves. In general, production rates and remaining reserves from oil and gas properties decline as reserves are depleted. The decline rates depend on reservoir characteristics. Our reserves in the South Monagas Unit in Venezuela will decline as they are produced unless we acquire additional properties in Venezuela, Russia or elsewhere with proved reserves or conduct successful exploration and development activities. Our future oil and natural gas production is highly dependent upon our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investment to maintain or expand our oil and natural gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. We cannot assure you that our future exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

          Our operations are subject to numerous risks of oil and natural gas drilling and production activities. Oil and natural gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and natural gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	weather conditions;

•	shortages in experienced labor;

•	shortages or delays in the delivery of equipment; and

•	delays in receipt of permits or access to lands.

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

          The oil and natural gas industry experiences numerous operating risks. These operating risks include the risk of fire, explosions, blow-outs, pump and pipe failures, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, pipeline ruptures and discharges of toxic gases. If any of these industry operating risks occur, we could have substantial losses. Substantial losses may be caused by injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. We cannot assure you that our insurance will be adequate to cover losses or liabilities. We cannot predict the continued availability of insurance at premium levels that justify its purchase.

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

2003 Financial and Operational Performance

          In 2003, we strengthened our management team and board of directors, added to our financial flexibility by completing the sale of Geoilbent for $69.5 million in cash plus $5.5 million for repayment of our intercompany debt and accounts receivable, added a gas revenue stream and advanced our growth plan by announcing an agreement with PDVSA to study two oil and gas fields close to our facilities in Venezuela.

          At December 31, 2003, we had $138.7 million of cash and a debt to total capitalization ratio of 33 percent compared with 38 percent at the end of 2002.

          Our board of directors has authorized the repurchase of up to one million shares of our common stock. In March 2003 we repurchased approximately 80,000 shares for an aggregate price of $0.4 million.

2004 Capital Program

          Benton-Vinccler’s capital expenditures for 2004 are projected to be $30-35 million, compared with 2003 capital expenditures of $58.1 million. The 2004 capital program includes plans for ten wells in Proved Undeveloped Reserves and related facilities at Uracoa for approximately $18 million as well as the start of the engineering and design studies at East Bombal in anticipation of gas sales in 2005.

          In 2003, we completed our three well Bombal Field development program in Venezuela and constructed a pipeline from Bombal to the Tucupita delivery line. The Bombal drilling program delivered disappointing results. Instead of initial flush production with little or no water, the wells experienced early water breakthrough and consequently lower oil production. Benton-Vinccler converted two gas injection wells in Uracoa to gas production and completed the gas project and facilities improvements on time at a cost of $27 million.

Results of Operations

          We include the results of operations of Benton-Vinccler in our consolidated financial statements and reflect the 20 percent ownership interest of Vinccler as a minority interest. We accounted for our investments in Geoilbent and Arctic Gas using the equity method. We include Geoilbent and Arctic Gas in our consolidated financial statements based on a fiscal year ending September 30. Our results of operations for the years ended December 31, 2003, 2002 and 2001 reflect the results of Geoilbent (until sold on September 25, 2003) and Arctic Gas (until sold on April 12, 2002) for the twelve months ended September 30, 2003, 2002 and 2001.

          You should read the following discussion of the results of operations for each of the years in the three-year period ended December 31, 2003 and the financial condition as of December 31, 2003 and 2002 in conjunction with our Consolidated Financial Statements and related Notes thereto.

          We have presented selected expense items from our consolidated income statement as a percentage of revenue in the following table:

	Years Ended December 31,

	2003	2002	2001

Operating Expenses	29%	27%	35%
Depletion, Depreciation and Amortization	20	21	21
General and Administrative	15	13	16
Taxes Other Than on Income	3	3	4
Interest	10	13	20

Years ended December 31, 2003 and 2002

          Net income for the year ended 2003 was $27.3 million, or $0.74 per diluted share, compared with $100.4 million for the year ended 2002. The $27.3 million net income included the gain from the sale of our minority equity investment in Geoilbent of $46.6 million, $0.4 million partial recovery of a bad debt and $1.5 million arbitration settlement related to A. E. Benton (See Note 13 – Related Party Transactions). Operating and general and administrative expenses were reduced by $3.8 million, or almost 8 percent, compared with 2002.

          Our results of operations for the year 2003 primarily reflected the results for Benton-Vinccler in Venezuela, which accounted for all of our production and oil and gas sales revenue. Oil revenue per barrel increased 8 percent (from $13.05 in 2002 to $14.07 in 2003) and oil sales quantities decreased 24 percent (from 9.7 MBbl of oil in 2002 to 7.3 MBbl of oil in 2003) during the year ended 2003 compared with 2002. Gas sales began on November 25, 2003, at the contract rate of $1.03 per Mcf. Incremental Crude Oil sales began on the same date at a fixed price of $7.00 per barrel. Total gas sales were 2.7 Bcf for the period.

          Our revenues decreased $20.6 million, or 16 percent, during the year ended 2003 compared with 2002. This was primarily due to lower production offset by higher world crude oil prices. Our sales quantities for the year ended

2003 from Venezuela were 7.8 MBoe compared with 9.7 MBoe in 2002. The decrease in sales quantities of 1.9 MBoe, or 20 percent, was due to the Venezuelan national civil work stoppage which led to the shut-in of our production from December 2002 to February 2003, natural reservoir decline rates and the fact that some wells did not immediately return to previous production levels following the national work stoppage.

          Our operating expenses decreased $3.1 million, or 9 percent, for the year ended 2003 compared with 2002. This was primarily due to lower production volumes partially offset by higher workover and maintenance programs that continued during the Venezuelan national civil work stoppage. Depletion, depreciation and amortization decreased $5.2 million, or 20 percent, during the year 2003 compared with 2002 primarily due to decreased production from Venezuela and the addition of natural gas reserves in 2002. Depletion expense per barrel of oil produced from Venezuela during 2003 was $2.52 compared with $2.56 during 2002 primarily due to reduced future development costs. We recognized write-downs of $0.2 million for additional capitalized costs associated with former exploration projects during the year ended 2003 compared with $13.4 million for the impairment of the China WAB-21 block and $1.1 million for the Lakeside Prospect exploration activities during the year ended 2002. General and administrative expenses decreased $0.8 million from 2002 to 2003. An arbitration settlement of $1.5 million and a bad debt recovery of $0.4 million were recorded in the third quarter of 2003, and a bad debt recovery of $3.3 million was recorded in the third quarter of 2002 related to A. E. Benton.

          Taxes other than on income decreased $0.7 million, or 17 percent, during the year ended 2003 compared with 2002. This was primarily due to decreased Venezuelan municipal taxes which are a function of oil revenues partially offset by a one-time adjustment of U.S. employment taxes of $0.7 million in 2002.

          Investment income and other decreased $0.7 million, or 32 percent, during the year ended 2003 compared with 2002. This was due to lower interest rates earned on average cash and marketable securities balances. Interest expense decreased $5.9 million, or 36 percent, during the year ended 2003 compared with 2002 due to lower average outstanding debt balances for the year ended 2003 compared to 2002. In 2002, we redeemed all $108 million of our 11.625 percent Senior Notes due in May 2003 and purchased $20 million face of the 9.375 percent Senior Notes due in November 2007. In October 2002, we borrowed $15.5 million to finance the construction of the gas pipeline in Venezuela from the Uracoa field to the PDVSA sales line, and we repaid all Bolivar denominated debt in March 2003.

          Net gain on exchange rates decreased $4.0 million, or 88 percent, for the year ended 2003 compared with 2002. This was due to the significant devaluation of the Bolivar and Bolivar currency controls imposed in February 2003 which fixed the exchange rate between the Bolivar and the U.S. dollar and restricts the ability to exchange Venezuelan Bolivars for dollars and vice versa. We realized income before income taxes and minority interest of $71.8 million during the year 2003 compared with income of $169.8 million in the year ended 2002. The decrease was primarily attributable to the Arctic Gas Sale in 2002 offset by the sale of our minority equity investment in Geoilbent in 2003. Income tax expense decreased $50.6 million due to lower pre-tax income. The effective tax rate decreased from 36 to 13 percent for the year ended 2003 compared with 2002. The rate decrease was due to an increase in U.S. income with no corresponding U.S. taxes because they were offset by U.S. operating loss carryforwards for which the benefit was fully reserved in historical periods. The income before minority interests decreased $47.4 million for the year ended 2003 compared with 2002. This decrease was due to the sale of our minority equity investment in Geoilbent partially offset by decreased production of Benton-Vinccler.

          Equity in net losses of affiliated companies decreased $29.0 million during the year 2003 from $0.2 million in 2002 to a loss of $28.9 million in 2003. This was primarily due to full cost ceiling test writedowns of $32.3 million (our share) and decreased income from Geoilbent. See Note 9 – Russian Operations. The year ended 2002 included a loss of $1.5 million on Arctic Gas.

Years ended December 31, 2002 and 2001

          Net income for the year ended 2002 was $100.4 million, or $2.78 per diluted share, compared with $43.2 million for 2001. The $100.4 million net income included the after-tax gain from the Arctic Gas Sale of $93.6 million, and the pre-tax $3.3 million, partial recovery of a bad debt related to A. E. Benton (See Note 13 – Related Party Transactions); offset, in part, by a pre-tax $13.4 million impairment of the WAB-21 petroleum property located in the South China Sea. Operating and general and administrative expenses were reduced by $12 million, or almost 20 percent, compared with 2001.

          Our results of operations for the year ended 2002 primarily reflected the results for Benton-Vinccler in Venezuela, which accounted for all of our production and oil sales revenue. As a result of increases in world crude oil prices, partially offset by lower production from the South Monagas Unit, oil sales in Venezuela were 3.8 percent higher in 2002 compared with 2001. Realized fees per barrel increased 4.5 percent (from $12.52 in 2001 to $13.08 in 2002).

          Our revenues increased $4.6 million, or 3.6 percent, during the year ended 2002 compared with 2001. This was due to increased oil sales revenue in Venezuela as a result of increases in world crude oil prices, partially offset by lower sales quantities. Our sales quantities for the year ended 2002 from Venezuela were 9.7 MMBbls compared to 9.8 MMBbls for the year ended 2001. The decrease in sales quantities of 100,000 Bbls, or less than 1 percent, was due primarily to logistics and equipment delays in early 2002 at the Tucupita field and the Venezuelan national civil work stoppage which led to the shut-in of our production in late December 2002 for nine days. Average production for the year decreased by less than 775 Bbls per day for the aforementioned reasons.

          Our operating expenses decreased $8.8 million, or 21 percent, for the year ended 2002 compared with the year ended 2001. Lower fuel gas, water and oil treatments accounted for $3.4 million of the reduction. Reduced workover expense ($2.6 million) and lower expenses associated with the transportation of Tucupita oil ($5.0 million) with the completion of the Tucupita oil pipeline in late 2001 were offset by $1.1 million of increases in various other categories. Depletion, depreciation and amortization increased $0.8 million, or 4 percent, during the year ended 2002 compared with 2001 primarily due to the first three quarters of 2002 having been calculated on the lower beginning of the year reserves. Depletion expense per barrel of oil produced from Venezuela during 2002 was $2.56 compared with $2.26 during 2001 primarily due to future development costs. We recognized write-downs of capitalized costs of $13.4 million associated with WAB-21 offshore China and $1.1 million for the Lakeside Prospect exploration activities during the year ended 2002 compared with $0.5 million associated with final costs associated with prior exploration activities. General and administrative expenses decreased $3.6 million from 2001 to 2002. The move to Houston was completed in 2001 and overall staff levels were reduced to the current level of ten in Houston. We recognized $3.3 million of income for the partial recovery of prior year bad debt allowance for the funds received from the A.E. Benton bankruptcy. The consideration includes 600,000 shares of stock taken into treasury at a price of $3.56 per share and approximately $1.1 million in cash.

          Taxes other than on income decreased $1.3 million, or 24 percent, during the year ended 2002 compared with 2001. This was primarily due to decreased Venezuelan municipal taxes and a one-time adjustment of U.S. employment taxes of $0.7 million.

          Investment income and other decreased $1.0 million, or 33 percent, during the year ended 2002 compared with 2001. This was due to lower interest rates earned on average cash and marketable securities balances. Interest expense decreased $8.6 million, or 34 percent, during the year ended 2002 compared with 2001. We redeemed all $108 million of our 11.625 percent Senior Notes due in May 2003 and purchased $20 million face of the 9.375 percent Senior Notes due in November 2007. In October 2002, we borrowed $15.5 million to finance the construction of the gas pipeline in Venezuela from the Uracoa field to the PDVSA sales line.

          Net gain on exchange rates increased $3.8 million, or 493 percent for the year ended 2002 compared with 2001. This was due to the significant devaluation of the Bolivar. We realized income before income taxes and minority interest of $169.8 million during the year ended 2002 compared with $7.2 million in 2001. The increase was dominated by the Arctic Gas Sale. The 2001 income tax benefit related to the potential utilization by the Arctic Gas Sale of net operating loss carry forwards in 2002. Income tax expense decreased $105.0 million due to the reversal of a substantial portion of the valuation allowance on U.S. net operation loss carryforwards in 2001. The effective tax rate in 2002 of 36 percent reflects foreign income taxes incurred on profitable foreign operations and an increase in U.S. income with no corresponding U.S. taxes because they were offset by U.S. operating loss carryforwards for which the benefit was fully reserved in historical periods. The income before minority interests increased $3.8 million for the year ended 2002 compared with 2001. This was primarily due to the increased profitability (oil prices) and reduced expenses of Benton-Vinccler.

          Equity in net earnings of affiliated companies decreased $5.7 million, during the year ended 2002 compared with 2001. This was primarily due to the decreased income from Geoilbent and the elimination of Arctic Gas equity income on April 12, 2002, the date of its sale.

Capital Resources and Liquidity

          The oil and natural gas industry is a highly capital intensive and cyclical business with unique operating and financial risks (see Risk Factors). We require capital principally to service our debt and to fund the following costs:

•	drilling and completion costs of wells and the cost of production, treating and transportation facilities;

•	geological, geophysical and seismic costs; and

•	acquisition of interests in oil and gas properties.

          The amount of available capital will affect the scope of our operations and the rate of our growth. We began selling Venezuelan natural gas in November 2003, but our future rate of growth also depends substantially upon the prevailing prices of oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to service our debt.

          On February 5, 2003, the Government of Venezuela fixed the exchange rate between the Bolivar and the U.S. dollar, and restricted the ability to exchange Venezuelan Bolivars for U.S. dollars and vice versa. Initially the exchange rate was fixed at 1,600 Venezuelan Bolivars for each U.S. dollar. On February 6, 2004, the official exchange rate was adjusted to 1,920 Venezuelan Bolivars for each U.S. dollar. Oil companies, such as Benton-Vinccler are allowed to receive payments for oil sales in U.S. dollars and pay U.S. dollar-denominated expenses from those payments. The full amount of the Bolivar denominated debt was repaid as of March 31, 2003. As of March 1, 2004, we have cash reserves of approximately $156.0 million and do not expect the currency conversion restriction to adversely affect our ability to meet our short-term loan obligations.

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

          Debt Reduction. We currently have a significant debt principal obligation payable in 2007 ($85 million). By September 24, 2004, we may be obligated to repay or prepay some portion of this debt with some of the net cash proceeds from the sale of Geoilbent (see Risk Factors). In 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank for the construction of an oil pipeline. A portion of the loan was denominated in Bolivars and was repaid as of March 31, 2003.

          Working Capital. Our capital resources and liquidity are affected by the timing of our semiannual interest payments of approximately $4.0 million each May 1 and November 1 on the 9.375 percent Senior Notes due in November 2007 and by receipt of the quarterly payments from PDVSA at the end of the months of February, May, August and November pursuant to the terms of the operating service agreement for the South Monagas Unit. As a consequence of the timing of these interest payment outflows and the PDVSA payment inflows, our cash balances can increase and decrease dramatically on a few dates during the year. In each May and November in particular, interest payments at the beginning of the month and PDVSA payments at the end of the month create large swings in our cash balances.

          Benton-Vinccler’s oil and gas pipeline project loans allow the lender to accelerate repayment if production ceases for a period greater than thirty days. During the production shut-in which started in December 2002, Benton-Vinccler was granted a waiver of this provision until February 18, 2003 in exchange for a prepayment of the next two principal obligations aggregating $0.9 million. This prepayment, while using cash reserves, reduced our net interest expense as the current interest expense was more than the current interest income earned on the invested funds. On February 8, 2003, Benton-Vinccler commenced production, thereby eliminating the need for an additional waiver. A future disruption of production could trigger the debt acceleration provision again. While no assurances can be given, we believe Benton-Vinccler would be able to obtain another waiver under acceptable terms and conditions.

          The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,

	(in thousands)
	2003	2002	2001

Net cash provided by operating activities	$38,538	$42,627	$36,608
Net cash provided by (used in) investing activities	38,191	126,143	(48,082)
Net cash provided by (used in) financing activities	(2,570)	(113,293)	5,366

Net increase (decrease) in cash	$74,159	$55,477	$(6,108)

          At December 31, 2003, we had current assets of $183.4 million and current liabilities of $46.2 million, resulting in working capital of $137.2 million and a current ratio of 4.0:1. This compares with a working capital of $97.0 million and a current ration of 3.8:1 at December 31, 2002. The increase in working capital of $40.2 million was primarily due to the sale of our minority equity investment in Geoilbent.

          Cash Flow from Operating Activities. During the years ended December 31, 2003 and 2002, net cash provided by operating activities was approximately $38.5 million and $42.6 million, respectively. The $4.1 million decrease was primarily due to lower oil revenues offset by the commencement of gas sales in the fourth quarter of 2003.

          Cash Flow from Investing Activities. During the years ended December 31, 2003 and 2002, we had drilling and production-related capital expenditures of approximately $60.9 million and $43.3 million, respectively. Of the 2003 expenditures, $33.6 million was attributable to the development of the South Monagas Unit, $27.0 million to the construction of the gas pipeline and the balance for other administrative property.

          The timing and size of capital expenditures for the South Monagas Unit are entirely at our discretion. Our remaining capital commitments worldwide support our search for new acquisitions, and are relatively minimal and substantially at our discretion. We will also be required to make annual interest payments of approximately $8.0 million on the 2007 Notes.

          We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

          Cash Flow from Financing Activities. During 2003, Benton-Vinccler repaid the balance of their Bolivar denominated debt of $2.2 million and other debt of $1.2 million. During 2002, we paid $108 million in 11.625 percent senior unsecured notes due May 1, 2003, $20 million in 9.375 percent senior unsecured notes due November 1, 2007 and Benton-Vinccler repaid other debt of $4.3 million. In November 1997, we issued $115 million in 9.375 percent senior unsecured notes due November 1, 2007, of which we repurchased $30 million. Interest on these notes is due May 1 and November 1 of each year. The indenture agreements provide for certain limitations on liens, additional indebtedness, certain investment and capital expenditures, dividends, mergers and sales of assets. At December 31, 2003, we were in compliance with all covenants of the indenture.

          Contractual Obligations. We have a lease obligation of approximately $11,000 per month for our Houston office space. This lease is valid through August 2004. The following table summarizes our contractual obligations at December 31, 2003.

	Payments (in thousands) Due by Period

		Less than
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years

Long Term Debt	$103,200	$6,367	$6,367	$90,466
Office Lease	88	88	—	—

Total	$103,288	$6,455	$6,367	$90,466

          While we can give no assurance, we currently believe that our cash flow from operations coupled with our cash and marketable securities on hand will provide sufficient capital resources and liquidity to fund our planned capital expenditures, investments in and advances to affiliates, and semiannual interest payment obligations for the next 12 months. Our expectation is based upon our current estimate of projected prices, production levels, and our assumptions that there will be no further disruptions to our production and that PDVSA will timely pay our invoices. Actual results could be materially affected if there is a significant change in our expectations or assumptions. Future cash flows are subject to a number of variables including, but not limited to, the level of production and prices, as well as various economic and political conditions that have historically affected the oil and natural gas business. Additionally, prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

          We currently have a significant debt obligation of $85 million payable in November 2007. Our ability to meet our debt obligation and to reduce our level of debt depends on the successful implementation of our business strategy.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

          Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil and natural gas prices may affect our total planned development activities and capital expenditure program.

          As noted above under Capital Resources and Liquidity, Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004. We do not expect the currency conversion restrictions or the adjustment in the exchange rate to have a material impact on us at this time.

          Within the United States, inflation has had a minimal effect on us, but it is potentially an important factor in results of operations in Venezuela. With respect to Benton-Vinccler, a significant majority of the sources of funds, including the proceeds from oil sales, our contributions and credit financings, are denominated in U.S. dollars, while a minor amount of local transactions in Venezuela are conducted in local currency. If the rate of increase in the value of the U.S. dollar compared with the Bolivar continues to be less than the rate of inflation in Venezuela, then inflation could be expected to have an adverse effect on Benton-Vinccler.

          During the year ended December 31, 2002, our net foreign exchange gain attributable to our international operations was $4.6 million. The U.S. dollar and Bolivar exchange rates were fixed in February 2003 and no gains or losses were recognized after February 2003. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Critical Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions and balances have been eliminated. We account for our investment in Geoilbent and Arctic Gas based on a fiscal year ending September 30 prior to their respective sales.

          Oil and natural gas revenue is accrued monthly based on sales. Each quarter, Benton-Vinccler invoices PDVSA based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted U.S. dollar contract service fees per barrel.

Property and Equipment

          We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country-by-country basis. All costs associated with the acquisition, exploration and development of oil and natural gas reserves are capitalized as incurred, including exploration overhead. Only overhead that is directly identified with acquisition, exploration or development activities is capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred. The costs for China unproved properties are excluded from amortization until the properties are evaluated. At least annually, we evaluate our unproved property for possible impairment. If we abandon all exploration efforts in China where no proved reserves are assigned, all exploration and acquisition costs associated with the country will be expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty.

          The full cost method of accounting uses proved reserves in the calculation of depletion, depreciation and amortization. Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Proved reserves cannot be measured exactly, and the estimation of reserves involves judgmental determinations. Reserve estimates must be reviewed and adjusted periodically to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The estimates are based on current technology and economic conditions, and we consider such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of production. The estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Changes in previous estimates of proved reserves result from new information obtained from production history and changes in economic factors. A large portion of our proved reserves base from consolidated operations is comprised of oil and gas properties that are sensitive to oil price volatility. We are susceptible to significant upward and downward revisions to our Proved Reserve volumes and values as a result of changes in year end oil and gas prices and the corresponding adjustment to the projected economic life of such properties. Prices for oil and gas are likely to continue to be volatile, resulting in future revision to our Proved Reserve base. We perform a quarterly cost center ceiling test of our oil and gas properties under the full cost accounting rules of the SEC. These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter and require a write–down if our capitalized costs exceed this “ceiling,” even if prices declined for only a short period of time. We have had no write-downs due to these ceiling test limitations since 1998 other than the write-downs recorded by our equity affiliates. Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved reserves will change in the near term. If oil and gas prices decline significantly in the future, even if only for a short period of time, write-downs of our oil and gas properties could occur. Write-downs required by these rules do not directly impact our cash flows from operating activities.

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

Foreign Currency

          Our current operations are in Venezuela. The U.S. dollar is our functional and reporting currency. Amounts denominated in non-U.S. currencies are re-measured in U.S dollars, and all currency gains or losses are recorded in the statement of operations. We attempt to manage our operations in such a manner as to reduce our exposure to foreign exchange losses. However, there are many factors that affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan Bolivar to the U.S. dollar. It is not possible to predict the extent to which we may be affected by future changes in exchange rates.

New Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (the “Statement”). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on our consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R (“FIN 46R”), to clarify some of the provisions of FIN 46, and to defer certain entities from adopting until the end of the first interim or annual reporting period ending after March 15, 2004. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We believe we have no arrangements that would require the application of FIN 46R. We have no material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed below.

Oil Prices

          As an independent oil producer, our revenue, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. Historically, prices received for oil production have been volatile and unpredictable, and such volatility is expected to continue. Through February 14, 2003, we utilized a costless collar hedge transaction with respect to a portion of our oil production to achieve a more predictable cash flow, and establish an acceptable rate of return on our Tucupita drilling program, as well as to reduce our exposure to price fluctuations. Benton-Vinccler hedged a portion of its 2003 oil production by purchasing a WTI crude oil “put” to protect its 2003 cash flow. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. See Note 1 – Derivatives and Hedging for a complete discussion of our derivative activity. Currently, we have no hedging transactions in place for our 2004 production.

Interest Rates

          Total long-term debt at December 31, 2003 of $96.8 million consisted of fixed-rate senior unsecured notes maturing in 2007 ($85.0 million). Benton-Vinccler has $11.8 million of U.S. dollar denominated variable rate loans. A hypothetical 10 percent adverse change in the interest rate would not have a material affect on our results of operations.

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

Political Risk

          Political and economic uncertainty remains very high in Venezuela. During 2003, the production from the South Monagas Unit in Venezuela represented all of our total production from consolidated companies. Our production, revenue and cash flow will be adversely affected if production from the South Monagas Unit decreases significantly for any reason. From December 14, 2002 through February 6, 2003, no sales were made because of PDVSA’s inability to accept our oil due to the national civil work stoppage in Venezuela. As a result, 2002 sales were reduced by approximately 0.6 million barrels and 2003 sales were reduced by an estimated 1.2 million barrels. As a result of the Venezuelan national civil work stoppage, the Venezuelan government terminated several thousand PDVSA employees and announced a restructuring of PDVSA’s operations. Throughout 2003, there have been numerous organizational changes in PDVSA. As a result of the situation in PDVSA, its payment to Benton-Vinccler for crude delivered in the fourth quarter of 2002 was late by seven days. However, all other payments have been on time, and we believe PDVSA is committed to building its production levels and returning to more normalized business relations with its customers and suppliers.

          There are ongoing efforts by opponents of President Chavez for a constitutional recall referendum. A successful recall referendum could lead to new presidential elections. These events create civil unrest and the possibility of work stoppages or disruptions. The political uncertainty and economic instability in Venezuela could adversely affect our operations and business prospects in that country. In addition, while the effect of the changes and the possible politicalization of PDVSA cannot be predicted, it could adversely affect PDVSA’s ability to manage its contracts and meet its obligations with its suppliers and vendors, such as Benton-Vinccler. Organizational instability and uncertainty at PDVSA could also adversely affect our ability to acquire new projects in Venezuela and the timing of those acquisitions. While we have substantial cash reserves to withstand a future disruption of sales, a prolonged loss of sales or a failure or delay by PDVSA to pay our invoices could have a material adverse effect on our financial condition.

Item 8. Financial Statements and Supplementary Data

          The information required by this item is included herein on pages S-1 through S-36.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

          The SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

          Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation, as of December 31, 2003, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

          There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor have we been required to take any corrective actions with regard to any significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Please refer to the information under the captions “Election of Directors” and “Executive Officers” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 11. Executive Compensation

          Please refer to the information under the caption “Executive Compensation” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          Please refer to the information under the caption “Stock Ownership” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

          Please refer to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

          Please refer to the “Independent Accountants” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

2.     Consolidated Financial Statement Schedules:

Schedule II       - Valuation and Qualifying Accounts

Schedule III       - Financial Statements and Notes for LLC Geoilbent

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.     Exhibits:

3.1	Certificate of Incorporation filed September 9, 1988 (Incorporated by reference to Exhibit 3.1 to our Registration Statement (Registration No. 33-26333)).

3.2	Amendment to Certificate of Incorporation filed June 7, 1991 (Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-39214)).

3.3	Amended and Restated Bylaws as of December 11, 2003.

4.1	Form of Common Stock Certificate (Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-26333)).

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)
4.3	Rights Agreement between Benton Oil and Gas Company and First Interstate Bank, Rights Agent dated April 28, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

10.1	Form of Employment Agreements (Exhibit 10.19)(Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-26333)).

10.2	Operating Service Agreement between Benton Oil and Gas Company and Lagoven, S.A., which has been subsequently combined into PDVSA Petroleo y Gas, S.A., dated July 31, 1992, (portions have been omitted pursuant to Rule 406 promulgated under the Securities Act of 1933 and filed separately with the Securities and Exchange Commission—Exhibit 10.25)(Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-52436)).

10.3	Indenture dated November 1, 1997 between Benton Oil and Gas Company and First Trust of New York, National Association, Trustee related to an aggregate of $115,000,000 principal amount of 9 3/8 percent Senior Notes due 2007 (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1997, File No. 1-10762).

10.4	Note payable agreement dated March 8, 2001 between Benton-Vinccler, C.A. and Banco Mercantil, C.A. related to a note in the principal amount of $6,000,000 with interest at LIBOR plus five percent, for financing of Tucupita Pipeline (Incorporated by reference to Exhibit 10.24 to our Form 10-Q, filed on May 15, 2001, File No. 1-10762).

10.5	Change of Control Severance Agreement effective May 4, 2001 (Incorporated by reference to Exhibit 10.26 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

10.6	Alexander E. Benton Settlement and Release Agreement effective May 11, 2001 (Incorporated by reference to Exhibit 10.27 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

10.7	First Amendment to Change of Control Severance Plan effective June 5, 2001 (Incorporated by reference to Exhibit 10.31 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

10.8	Sale and Purchase Agreement dated February 27, 2002 between Benton Oil and Gas Company and Sequential Holdings Russian Investors Limited regarding the sale of Benton Oil and Gas Company’s 68 percent interest in Arctic Gas Company. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on March 28, 2002, File No. 1-10762.)

10.9	2001 Long Term Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to our S-8 (Registration Statement No. 333-85900)).

10.10	Addendum No. 2 to Operating Services Agreement Monagas SUR dated 19th September, 2002. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.11	Bank Loan Agreement between Banco Mercantil, C.A. and Benton-Vinccler C.A. dated October 1, 2002. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.12	Guaranty issued by Harvest Natural Resources, Inc. dated September 26, 2002. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.13	Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Peter J. Hill. (Incorporated by reference to Exhibit 10.10 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.14	Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.11 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.15	Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Kerry R. Brittain. (Incorporated by reference to Exhibit 10.12 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.16	Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.13 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.17	Sale and Purchase Agreement dated September 26, 2003, between Harvest Natural Resources, Inc. and Yukos Operational Holding Limited regarding the sale of our 34 percent minority equity investment in LLC Geoilbent. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 10, 2003, File No. 1-10762.)

10.18	Employment Agreement dated November 17, 2003 between Harvest Natural Resources, Inc.

and Karl L. Nesselrode.

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP - Houston

23.2	Consent of ZAO PricewaterhouseCoopers Audit - Moscow

23.3	Consent of Ryder Scott Company, LP

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications accompanying the annual report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On October 10, 2003, we filed a Current Report on Form 8-K disclosing the Unaudited Pro Forma results from the sale of our minority equity investment in Geoilbent.

     On November 6, 2003, we filed a Current Report on Form 8-K announcing our third quarter and nine months net income and earnings.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of Harvest Natural Resources, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Harvest Natural Resources, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II – Valuation and Qualifying Accounts listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1, the Company changed its method of accounting for employee stock-based compensation to the fair value based method effective January 1, 2003.

PricewaterhouseCoopers LLP

Houston, Texas
March 4, 2004

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(in thousands, except per
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$138,660	$64,501
Restricted cash	12	1,812
Marketable securities	—	27,388
Accounts and notes receivable:
Accrued oil sales	32,766	27,359
Joint interest and other, net	11,197	8,002
Prepaid expenses and other	805	2,969

Total Current Assets	183,440	132,031
Restricted Cash	16	16
Other Assets	2,080	2,520
Deferred Income Taxes	4,749	4,082
Investments In and Advances To Affiliated Companies	—	51,783
Property and Equipment:
Oil and gas properties (full cost method-costs of $2,900 excluded from amortization in 2003 and 2002, respectively)	593,622	576,601
Other administrative property	8,948	7,503

	602,570	584,104
Accumulated depletion, depreciation, and amortization	(418,507)	(439,344)

Net Property and Equipment	184,063	144,760

	$374,348	$335,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade and other	$4,163	$3,804
Accounts payable, related party	10,375	9,779
Accrued expenses	15,251	10,865
Accrued interest payable	1,427	1,405
Income taxes payable	8,647	6,880
Commodity hedging contract	—	430
Current portion of long-term debt	6,367	1,867

Total Current Liabilities	46,230	35,030
Long-Term Debt	96,833	104,700
Asset Retirement Liability	1,459	—
Commitments and Contingencies	—	—
Minority Interest	30,113	24,145
Stockholders’ Equity:
Preferred stock, par value $0.01 a share; Authorized 5,000 shares; outstanding, none Common stock, par value $0.01 a share; Authorized 80,000 shares at December 31, 2003 and 2002; issued 36,405 shares and 35,900 shares at December 31, 2003 and 2002, respectively	364	359
Additional paid-in capital	175,051	173,559
Retained earnings	27,537	234
Treasury stock, at cost, 730 shares and 650 shares at December 31, 2003 and 2002, respectively	(3,239)	(2,835)

Total Stockholders’ Equity	199,713	171,317

	$374,348	$335,192

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Revenues
Oil sales	$103,920	$127,015	$122,386
Gas sales	2,740	—	—
Ineffective hedge activity	(565)	(284)	—

	106,095	126,731	122,386

Expenses
Operating expenses	30,893	33,950	42,759
Depletion, depreciation and amortization	21,188	26,363	25,516
Write-downs of oil and gas properties and impairments	165	14,537	468
General and administrative	15,746	16,504	20,072
Arbitration settlement	1,477	—	—
Bad debt recovery	(374)	(3,276)	—
Taxes other than on income	3,373	4,068	5,370

	72,468	92,146	94,185

Income from Operations	33,627	34,585	28,201
Other Non-Operating Income (Expense)
Gain on disposition of assets	46,619	144,029	—
Gain on early extinguishment of debt	—	874	—
Investment earnings and other	1,418	2,080	3,088
Interest expense	(10,405)	(16,310)	(24,875)
Net gain on exchange rates	529	4,553	768

	38,161	135,226	(21,019)

Income from Consolidated Companies Before Income
Taxes and Minority Interest	71,788	169,811	7,182
Income Tax Expense (Benefit)	9,657	60,295	(35,698)

Income Before Minority Interest	62,131	109,516	42,880
Minority Interest in Consolidated Subsidiary Companies	5,968	9,319	5,545

Income from Consolidated Companies	56,163	100,197	37,335
Equity in Net Income (Losses) of Affiliated Companies	(28,860)	165	5,902

Net Income	$27,303	$100,362	$43,237

Net Income Per Common Share:
Basic	$0.77	$2.90	$1.27

Diluted	$0.74	$2.78	$1.27

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Retained
	Common		Additional	Earnings
	Shares	Common	Paid-in	(Accumulated	Treasury
	Issued	Stock	Capital	Deficit)	Stock	Total

Balance at January 1, 2001	33,872	$339	$156,629	$(143,365)	$(699)	$12,904
Issuance of common shares:
Non-employee director compensation	292	3	471	—	—	474
Tax benefits related to stock option compensation	—	—	11,008	—	—	11,008
Net Income	—	—	—	43,237	—	43,237

Balance at December 31, 2001	34,164	342	168,108	(100,128)	(699)	67,623
Issuance of common shares:
Non-employee director compensation	46	—	543	—	—	543
Employee compensation	175	2	663	—	—	665
Exercise of stock options	1,515	15	4,245	—	—	4,260
Treasury stock (600 shares)	—	—	—	—	(2,136)	(2,136)
Net Income	—	—	—	100,362	—	100,362

Balance at December 31, 2002	35,900	359	173,559	234	(2,835)	171,317
Issuance of common shares:
Exercise of stock options	505	5	1,196	—	—	1,201
Employee stock based compensation	—	—	296	—	—	296
Treasury stock (80 shares)	—	—	—	—	(404)	(404)
Net Income	—	—	—	27,303	—	27,303

Balance at December 31, 2003	36,405	$364	$175,051	$27,537	$(3,239)	$199,713

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Cash Flows From Operating Activities:
Net income	$27,303	$100,362	$43,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	21,188	26,363	25,516
Write-down and impairment of oil and gas properties	165	14,537	468
Amortization of financing costs	497	1,745	1,179
Gain on disposition of assets	(46,619)	(144,029)	(336)
Equity in net earnings (losses) of affiliated companies	28,860	(165)	(5,902)
Allowance for employee notes and accounts receivable	(169)	(2,987)	365
Non-cash compensation related charges	296	1,458	474
Minority interest in undistributed earnings of subsidiaries	5,968	9,319	5,545
Gain from early extinguishment of debt	—	(874)	—
Tax benefits related to stock option compensation	—	—	11,008
Deferred income taxes	(667)	53,618	(53,407)
Changes in operating assets and liabilities:
Accounts and notes receivable	(7,935)	(1,972)	11,756
Prepaid expenses and other	2,164	(1,130)	565
Accounts payable	359	(4,328)	(4,671)
Accounts payable, related party	4,386	(604)	(1,662)
Accrued interest payable	22	(2,489)	161
Accrued expenses	(76)	(9,686)	1,705
Asset retirement liability	1,459	—	—
Commodity hedging contract	(430)	430	—
Income taxes payable	1,767	3,059	607

Net Cash Provided by Operating Activities	38,538	42,627	36,608

Cash Flows from Investing Activities:
Proceeds from sale of investment	69,500	189,841	—
Additions of property and equipment	(60,925)	(43,346)	(43,364)
Investment in and advances to affiliated companies	2,328	9,185	(16,855)
Increase in restricted cash	—	(2,800)	(57)
Decrease in restricted cash	1,800	1,000	10,961
Purchases of marketable securities	(256,058)	(353,478)	(15,067)
Maturities of marketable securities	283,446	326,090	16,370
Investment selling costs	(1,900)	(349)	(70)

Net Cash Provided by (Used In) Investing Activities	38,191	126,143	(48,082)

Cash Flows from Financing Activities:
Net proceeds from exercise of stock options	1,201	3,345	—
Purchase of treasury stock	(404)	—	—
Proceeds from issuance of notes payable	—	15,500	21,112
Payments on notes payable	(3,367)	(132,138)	(15,746)

Net Cash Provided by (Used In) Financing Activities	(2,570)	(113,293)	5,366

Net Increase (Decrease) in Cash and Cash Equivalents	74,159	55,477	(6,108)
Cash and Cash Equivalents at Beginning of Year	64,501	9,024	15,132

Cash and Cash Equivalents at End of Year	$138,660	$64,501	$9,024

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest expense	$13,241	$19,201	$25,721

Cash paid during the year for income taxes	$4,254	$3,935	$3,057

See accompanying notes to consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the three years ended December 31, 2003, we recorded an allowance for doubtful accounts related to interest accrued on the remaining amount owed to us by our former chief executive officer, A. E. Benton. During the year ended December 31, 2003, we reversed a portion of such allowance as a result of our collection of certain amounts owed to the Company including the portions of the note secured by our stock and other properties (see Note 13 – Related Party Transactions).

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

     Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela (Benton -Vinccler C.A. or “Benton-Vinccler”) and, until September 25, 2003, through our minority equity investment in LLC Geoilbent, a Russian entity.

Principles of Consolidation

     The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions and balances have been eliminated. We accounted for our investment in LLC Geoilbent (“Geoilbent”) and Arctic Gas Company (“Arctic Gas”), prior to the sale of our interests, based on a fiscal year ending September 30 (see Note 2 – Investments In and Advances to Affiliated Companies).

Reporting and Functional Currency

     The U.S. dollar is our functional and reporting currency.

Revenue Recognition

     Oil and natural gas revenue is accrued monthly based on production and delivery. Each quarter, Benton-Vinccler invoices Petroleos de Venezuela S.A. (“PDVSA”) or affiliates based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted U.S. dollar contract service fees per barrel. The operating service agreement provides for Benton-Vinccler to receive an operating fee for each barrel of crude oil delivered and the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per barrel set forth in the agreement. The operating fee is subject to quarterly adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index. The maximum total fee is subject to quarterly adjustments to reflect changes in the average of certain world crude oil prices. Each quarter, Benton-Vinccler also invoices PDVSA for natural gas sales based on a fixed price of $1.03 per Mcf. In addition, Benton-Vinccler agreed to sell to PDVSA 4.5 million barrels of oil stipulated as additional volumes resulting from the gas production (“Incremental Crude Oil”). A portion of the Incremental Crude Oil is invoiced to PDVSA quarterly at a fixed price of $7.00 per Bbl.

Cash and Cash Equivalents

     Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months.

Restricted Cash

     Restricted cash represents cash and cash equivalents used as collateral for financing, letter of credit and loan agreements, and is classified as current or non-current based on the terms of the agreements.

Marketable Securities

     Marketable securities are carried at cost. The marketable securities we may purchase are limited to those defined as Cash Equivalents in the indentures for our senior unsecured note. Cash Equivalents may be comprised of high-grade debt instruments, demand or time deposits, certificates of deposit and commercial paper of highly rated U.S. corporations, all having maturities of no more than 180 days. Our marketable securities at cost, which approximates fair value, consisted of $27.4 million in commercial paper at December 31, 2002.

Credit Risk and Operations

     All of our total consolidated revenues relate to operations in Venezuela. During the year ended December 31, 2003, our Venezuelan crude oil and gas production represented all of our total production from consolidated companies, and our sole source of revenues related to such Venezuelan production is PDVSA, which maintains full ownership of all hydrocarbons in its fields. On December 2, 2002, employers’ and workers’ organizations, together with political and civic organizations began a national civic work stoppage, which has seriously affected many of the country’s economic activities, in particular, the oil industry. As a result of the strike, we were unable to deliver crude oil and hence generate revenues from PDVSA between December 14, 2002 and February 6, 2003. Further, on February 5, 2003, the Venezuelan Government implemented currency exchange controls aimed at restricting the convertibility of the Venezuelan Bolivar and the transfer of funds out of Venezuela. The Venezuelan Government set the exchange rate at 1,600 Bolivars for each U.S. dollar and created a new Currency Exchange Agency which is responsible for the administration of exchange controls. On February 6, 2004, the official exchange rate was adjusted to 1,920 Venezuelan Bolivars for each U.S. dollar. Management believes that we have sufficient cash and does not expect the currency conversion restrictions to adversely affect our ability to meet our short-term obligations.

Derivatives and Hedging

     Statement of Financial Accounting Standards No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. In order for a derivative instrument to qualify for hedge accounting, there must be a clear correlation between the derivative instrument and the forecasted transaction. For all derivatives designated as cash flow hedges, we formally document the relationship between the derivative contract and the hedged item, as well as the risk management objective for entering into the contract. To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis. All derivatives are recorded on the balance sheet at fair value. To the extent that the hedge is determined to be effective, changes in the fair value of derivatives for qualifying cash flow hedges are recorded each period in other comprehensive income. Our derivatives are cash flow hedge transactions in which we hedge the variability of cash flows related to forecasted transactions. These derivative instruments have been designated as a cash flow hedge and the changes in the fair value has been reported in other comprehensive income assuming the highly effective test was met, and have been reclassified to earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. We measure the hedge effectiveness on a quarterly basis and hedge accounting is discontinued prospectively if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item.

     Benton-Vinccler hedged a portion of its 2003 oil sales by purchasing a WTI crude oil “put” to protect its 2003 cash flow. The put was for 10,000 barrels of oil per day for the period of March 1, 2003 through December 31, 2003. This put qualified under the highly effective test. Due to the pricing structure for our Venezuela oil, the put had the economic effect of hedging approximately 20,800 barrels of oil per day. The put cost is $2.50 per barrel, or $7.7 million, and had a strike price of $30.00 per barrel. Settlements of $1.7 million as well as the amortization of the put option cost of $7.7 million have been reflected as a net reduction to oil revenue.

     Benton-Vinccler hedged a portion of its 2002 oil sales by purchasing a commodity contract (costless collar), which required payment to (or receipts from) counterparties based on a WTI floor price of $23.00 and a ceiling price of $30.15 for 6,000 barrels of oil per day. The collar qualified under the highly effective test. At December 31, 2002, we determined that the underlying crude oil would not be delivered due to the cessation of production. Accordingly, hedge accounting was discontinued and the value of the derivative was recorded as an oil revenue reduction in the amount of $0.3 million.

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

Asset Retirement Liability

     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). As a result of adopting this statement, Benton-Vinccler recorded under the full cost method of accounting for oil and gas properties an increase in oil and gas properties as well as a corresponding liability in the amount of $4.3 million. This asset retirement obligation is associated with the plugging and abandonment of certain wells in Venezuela. SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. Historically, we determined that there would be no wells to plug and abandon before returning the fields to PDVSA. In January 2003, one of our wells suffered a leak in its casing allowing natural gas to flow to the surface. The well was plugged and abandoned and a comprehensive study of all existing wells was undertaken. This study indicated an increased likelihood that we would have to plug and abandon certain of the wells during the term of the agreement. No prior provision was undertaken and no cumulative adjustment was required. We abandoned 11 wells in 2003. Changes in asset retirement obligations during the year ended December 31, 2003 were as follows:

Asset retirement obligations as of January 1, 2003	$—
Liabilities recorded during the first quarter	4,237
Liabilities settled during the year	(733)
Revisions in estimated cash flows	(2,125)
Accretion expense	80

Asset retirement obligations as of December 31, 2003	$1,459

Accounts and Notes Receivable

     Allowance for doubtful accounts related to former employee notes at December 31, 2003 and 2002 was $3.4 million and $3.5 million, respectively (see Note 13 – Related Party Transactions).

Other Assets

     Other assets consist of costs associated with the issuance of long-term debt and investigative costs associated with new projects. Debt issuance costs are amortized on a straight-line basis over the life of the debt, which approximates the effective interest method of amortizing these costs. New project costs are reclassified to oil and gas properties or expensed depending on management’s assessment of the likely outcome of the project.

Property and Equipment

     We follow the full cost method of accounting for oil and gas properties with costs accumulated in cost centers on a country-by-country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission [“SEC”]). All costs associated with the acquisition, exploration and development of oil and natural gas reserves are capitalized as incurred, including exploration overhead of $0.6 million for the year ended December 31, 2001, and capitalized interest of $0.5 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively. There was no capitalized overhead in 2003 and 2002, and no capitalized interest in 2003. Only overhead that is directly identified with acquisition, exploration or development activities are capitalized. All costs related to production, general corporate overhead and similar activities are expensed as incurred.

     The costs of unproved properties are excluded from amortization until the properties are evaluated. At least annually we evaluate our unproved properties on a country by country basis for possible impairment. If we abandon all exploration efforts in a country where no proved reserves are assigned, all exploration and acquisition costs associated with the country are expensed. During 2003, 2002 and 2001, we recognized $0.2 million, $14.5 million and $0.5 million, respectively, in impairments associated with former exploration prospects and the China WAB-21 block. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty.

     Excluded costs at December 31, 2003 consisted of property acquisition costs in the amount of $2.9 million which were all incurred prior to 2001. All of the excluded costs at December 31, 2003 relate to the acquisition of Benton Offshore China Company and exploration related to its WAB-21 property. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

     Statement of Financial Accounting Standards No. 141 – Business Combinations (“FAS 141”) and No. 142 – Goodwill and Other Intangible Assets (“FAS 142”) included new terminology on the disclosure of what constitutes an intangible asset. One interpretation being considered relative to these standards is that a mineral interest associated with proved and undeveloped oil and gas leasehold acquisition costs should be classified separately in Oil and Gas Properties on the Consolidated Balance Sheet as intangible assets, and the disclosures required by FAS 141 and FAS 142 would be included in the Notes to Financial Statements. We believe that the presentation and disclosure of the $2.9 million excluded costs attributed to the China cost center is appropriate pending further guidance on this matter.

     All capitalized costs and estimated future development costs (including estimated dismantlement, restoration and abandonment costs) of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was substantially all attributable to the Venezuelan cost center for the years ended December 31, 2003, 2002 and 2001 was $19.6 million, $24.9 million and $22.1 million ($2.52, $2.56 and $2.26 per equivalent barrel), respectively.

     A gain or loss is recognized on the sale of oil and gas properties only when the sale involves a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved property.

     Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally 5 years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $1.6 million, $1.4 million and $3.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The major components of property and equipment at December 31 are as follows (in thousands):

	2003	2002
Proved property costs	$582,456	$566,415
Costs excluded from amortization	2,900	2,900
Material and supply inventories	8,266	7,286
Other administrative property	8,948	7,503

	602,570	584,104
Accumulated depletion, impairment and depreciation	(418,507)	(439,344)

	$184,063	$144,760

     We perform a quarterly cost center ceiling test of our oil and gas properties under the full cost accounting rules of the SEC. The consolidated financial statements of the wholly-owned and majority owned subsidiaries do not include ceiling test write-downs in 2003. Equity in Net Losses of Affiliated Companies includes a $32.3 million (our share) ceiling test write-down recorded by Geoilbent during their fiscal year ending September 30, 2003.

Stock-Based Compensation

     At December 31, 2003 and 2002, we had several stock-based employee compensation plans, which are more fully described in Note 6 – Stock Option and Stock Purchase Plans. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the costs related to stock-based employee compensation included in the determination of net income in the years ended December 31, 2003 and 2002 are less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001
Net income, as reported	$27,303	$100,362	$43,237
Add: Stock-based employee compensation cost, net of tax	296	915	35
Less: Total stock-based employee compensation cost determined under fair value based method, net of tax	(1,056)	(2,905)	(2,459)

Net income – proforma	$26,543	$98,372	$40,813

Net income per common share:
Basic – as reported	$0.77	$2.90	$1.27

Basic – proforma	$0.75	$2.87	$1.20

Diluted – as reported	$0.74	$2.78	$1.27

Diluted – proforma	$0.72	$2.75	$1.20

Income Taxes

     Deferred income taxes reflect the net tax effects, calculated at currently enacted rates, of (a) future deductible/ taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements or income tax returns, and (b) operating loss and tax credit carryforwards. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. In the third quarter of 2003, a portion of the valuation allowance was reversed based on the utilization of net operating losses which offset U.S. taxable income generated by the sale of our minority equity investment in Geoilbent.

Foreign Currency

     We have significant operations outside of the United States, principally in Venezuela and, until September 25, 2003, a minority equity investment in Russia. The U.S. dollar is our functional and reporting currency. Amounts denominated in non-U.S. currencies are re-measured in U.S. dollars, and all currency gains or losses are recorded in the statement of operations. We attempt to manage our operations in a manner to reduce our exposure to foreign exchange losses. However, there are many factors that affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. dollar. It is not possible to predict the extent to which we may be affected by future changes in exchange rates.

Financial Instruments

     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are placed with commercial banks with high credit ratings. This diversified investment policy limits our exposure both to credit risk and to concentrations of credit risk. Accounts receivable result from oil and natural gas exploration and production activities and our customers and partners are engaged in the oil and natural gas business. PDVSA purchases 100 percent of our Venezuelan oil and gas production. Although we do not currently foresee a credit risk associated with these receivables, collection is dependent upon the financial stability of PDVSA. The payment for the fourth quarter 2002 sales, which was due February 28, 2003, was delayed until March 7, 2003, which was approximately seven days late due to the effect of the national civil work stoppage on PDVSA.

     The book values of all financial instruments, other than long-term debt, are representative of their fair values due to their short-term maturities. The aggregate fair value of our senior unsecured notes, based on the last trading prices at December 31, 2003 and 2002, was approximately $85.0 million and $77.4 million, respectively.

Comprehensive Income

     Statement of Financial Accounting Standards No. 130 (“SFAS 130”) requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We reflected unrealized mark-to-

market gains/(losses) from cash flow hedging activities as other comprehensive income/(loss) during the years ended December 31, 2003 and 2002.

Minority Interests

     We record a minority interest attributable to the minority shareholder of our Venezuela subsidiaries. The minority interests in net income and losses are generally subtracted from or added to arrive at consolidated net income.

New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (the “Statement”). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R (“FIN 46R”), to clarify some of the provisions of FIN 46, and to defer certain entities from adopting until the end of the first interim or annual reporting period ending after March 15, 2004. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We believe we have no arrangements that would require the application of FIN 46R. We have no material off-balance sheet arrangements.

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

Reclassifications

     Certain items in 2001 and 2002 have been reclassified to conform to the 2003 financial statement presentation.

Note 2 — Investments In and Advances To Affiliated Companies

     On September 25, 2003, we sold our minority equity investment in Geoilbent to Yukos Operational Holding Limited and recognized a pre-tax gain on the sale of $46.6 million (see Note 9 – Russian Operations). Prior to the sale, our 34 percent minority equity investment in Geoilbent was accounted for using the equity method due to the significant influence we exercised over their operations and management. Investments included amounts paid to the investee company for shares of stock and other costs incurred associated with the acquisition and evaluation of technical data for the oil fields operated by the investee company. Equity in earnings of Geoilbent is based on a fiscal year ending September 30. No dividends have been paid to us from Geoilbent.

     Equity in earnings and losses and investments in and advances to Geoilbent are as follows (in thousands):

	LLC Geoilbent
	2003	2002
Investments:
In equity in net assets	$—	$28,056
Other costs, net of amortization	—	(263)

Total investments	—	28,319
Advances	—	2,527
Equity in earnings	—	20,937

Total	$—	$51,783

Note 3 — Long-Term Debt and Liquidity

Long-Term Debt

     Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2003	2002
Senior unsecured notes with interest at 9.375%
See description below	$85,000	$85,000
Note payable with interest at 6.1%
See description below	2,700	3,900
Note payable with interest at 39.7%
See description below	—	2,167
Note payable with interest at 7.1%	15,500	15,500

	103,200	106,567
Less current portion	6,367	1,867

	$96,833	$104,700

     In November 1997, we issued $115.0 million in 9.375 percent senior unsecured notes due November 1, 2007 (“2007 Notes”), of which we repurchased $30.0 million. Interest on the 2007 Notes is due May 1 and November 1 of each year. At December 31, 2003, we were in compliance with all covenants of the indenture.

     In March 2001, Benton-Vinccler borrowed $12.3 million from a Venezuelan commercial bank, for construction of an oil pipeline. The loan is in two parts, with the first part in an original principal amount of $6.0 million that bears interest payable monthly based on 90-day London Interbank Borrowing Rate (“LIBOR”) plus 5 percent with principal payable quarterly for five years. The second part, in the original principal amount of 4.4 billion Venezuelan Bolivars (“Bolivars”) (approximately $6.3 million). The Bolivar loan was repaid as of March 31, 2003. The loans provide for certain limitations on mergers and sale of assets. We have guaranteed the repayment of this loan.

     In October 2002, Benton-Vinccler, C.A. executed a note and borrowed $15.5 million to fund construction of a gas pipeline and related facilities to deliver natural gas from the Uracoa field to a PDVSA pipeline. The interest rate for this loan is 90-day LIBOR plus 6 percentage points. The term is four years with a quarterly amortization of $1.3 million beginning with the first quarter 2004 to coincide with the first payment from our gas sales.

     Benton-Vinccler’s oil and gas pipeline project loans allow the lender to accelerate repayment if production ceases for a period greater than thirty days. During the production shut-in which started in December 2002, Benton-Vinccler was granted a waiver of this provision until February 18, 2003 in exchange for a prepayment of the next two principal obligations aggregating $0.9 million. This prepayment, while using cash reserves, reduced our net interest expense as the current interest expense was more than the current interest income earned on the invested funds. On February 8, 2003, Benton-Vinccler commenced production, thereby eliminating the need for an additional waiver. A future disruption of production could trigger the debt acceleration provision again. While no assurances can be given, we believe Benton-Vinccler would be able to obtain another waiver.

     The terms of the 2007 Notes require that net cash proceeds in excess of $25 million from the sale of Geoilbent must be invested in the oil and gas business within one year of the sale, or any amount not so invested must be used to repay or prepay the 2007 Notes or certain debts of subsidiaries.

     The principal payment requirements for our long-term debt outstanding at December 31, 2003 are as follows (in thousands):

2004	$6,367
2005	6,367
2006	5,466
2007	85,000

$103,200

Liquidity

     We currently have a significant debt obligation payable in November 2007 of $85 million. Our ability to meet our debt obligations and to reduce our level of debt depends on the successful implementation of our strategic objectives. Our cash flow from operations complemented with our cash and cash equivalents of $139 million at December 31, 2003, can be invested in other opportunities used to develop our significant proved undeveloped reserves or used to repurchase our outstanding debt.

Note 4 — Commitments and Contingencies

     We have employment contracts with five executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, tax reimbursement and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on May 31, 2005.

     In July 2001, we leased for three years office space in Houston, Texas for approximately $11,000 per month. We lease 17,500 square feet of space in a California building that we no longer occupy under a lease agreement that expires in December 2004, all of which has been subleased for rents that approximate our lease costs.

     Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Benton-Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May, 2003 by Excel alleging, among other things, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys’ fees. The Court has abated the suit pending final judgment of a case pending in Louisiana to which we are not a party. We dispute Excel’s claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.

     We are a defendant in or otherwise involved in litigation incidental to our business. In the opinion of management, there is no litigation which is material to us.

Note 5 — Taxes

Taxes Other Than on Income

     Benton-Vinccler pays a municipal tax on operating fee revenues it receives for production from the South Monagas Unit. The year ended December 31, 2002 included a non-recurring foreign payroll tax adjustment of $0.7 million. The components of taxes other than on income were (in thousands):

	2003	2002	2001
Venezuelan municipal taxes	$2,741	$3,805	$4,447
Franchise taxes	341	139	121
Payroll and other taxes	291	124	802

	$3,373	$4,068	$5,370

Taxes on Income

     The tax effects of significant items comprising our net deferred income taxes as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Operating loss carryforwards	$20,442	$19,690
Difference in basis of property	29,602	21,495
Other	3,070	2,043
Valuation allowance	(48,365)	(39,146)

Net deferred tax asset	$4,749	$4,082

     The valuation allowance increased by $9.2 million as a result of the change in the U.S. deferred tax assets related to the net operating loss carryforward as well as a Venezuelan deferred tax asset impairment. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes it is more likely than not that they will not be realized through future taxable income.

     The components of income before income taxes and minority interest are as follows (in thousands):

	2003	2002	2001
Income (loss) before income taxes
United States	$21,812	$89,455	$(26,572)
Foreign	49,976	80,356	33,754

Total	$71,788	$169,811	$7,182

     The provision (benefit) for income taxes consisted of the following at December 31, (in thousands):

	2003	2002	2001
Current:
United States	$1,188	$353	$1
Foreign	9,136	6,324	6,700

	$10,324	$6,677	$6,701

Deferred:
United States	$—	$53,413	(42,405)
Foreign	(667)	205	6

	(667)	53,618	(42,399)

	$9,657	$60,295	$(35,698)

     During 2003, we reduced our foreign tax provision approximately $3.9 million related to the resolution of certain prior year foreign income tax matters. Additionally, we recorded a domestic tax provision of approximately $1.1 million related to certain domestic tax matters identified during the year.

     A comparison of the income tax expense (benefit) at the federal statutory rate to our provision for income taxes is as follows (in thousands):

	2003	2002	2001
Computed tax expense at the statutory rate	$15,025	$59,348	4,580
State income taxes	1,188	353	—
Effect of foreign source income and rate differentials on foreign income	(15,849)	(19,373)	1,675
Change in valuation allowance	9,219	19,446	(53,413)
Prior year adjustments	—	—	2,304
Reclass paid-in capital	—	—	11,007
All other	74	80	215

Sub-total income tax expense (benefit)	9,657	59,854	(33,632)
Effects of recording equity income of certain affiliated Companies on an after-tax basis	—	441	(2,066)

Total income tax expense (benefit)	$9,657	$60,295	$(35,698)

     Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions and from the effect of foreign currency devaluation in foreign subsidiaries which use the U.S. dollar as their functional currency.

     At December 31, 2003, we had, for federal income tax purposes, operating loss carryforwards of approximately $58.4 million, expiring in the years 2018 through 2022.

     We do not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of our ongoing business.

Note 6 — Stock Option and Stock Purchase Plans

     In January 2001, we adopted the Non-Employee Director Stock Purchase Plan (the “Stock Purchase Plan”) to encourage our directors to acquire a greater proprietary interest in us through the ownership of our common stock. Under the Stock Purchase Plan each non-employee director could elect to receive shares of our common stock for all or a portion of their fee for serving as a director. The number of shares issuable is equal to 1.5 times the amount of cash compensation due the director divided by the fair market value of the common stock on the scheduled date of payment of the applicable director’s fee. The shares have a restriction upon their sale for one year from the date of issuance. As of December 31, 2002, 337,850 shares had been issued from the plan. The Stock Purchase Plan was terminated by the Board of Directors in September 2002.

     In July 2001, our shareholders approved the adoption of the 2001 Long Term Stock Incentive Plan. The 2001 Long Term Stock Incentive Plan provides for grants of options to purchase up to 1,697,000 shares of our common stock in the form of Incentive Stock Options and Non-qualified Stock Options to eligible participants including employees of our company or subsidiaries, directors, consultants and other key persons. The exercise price of stock options granted under the plan must be no less than the fair market value of our common stock on the date of grant. No officer may be granted more than 500,000 options during any one fiscal year, as adjusted for any changes in capitalization, such as stock splits. In the event of a change in control, all outstanding options become immediately exercisable to the extent permitted by the plan. All options granted to date vest ratably over a three-year period from their dates of grant and expire ten years from grant date.

     Since 1989 we have adopted several other stock option plans under which options to purchase shares of our common stock have been granted to employees, officers, directors, independent contractors and consultants. Options granted under these plans have been at prices equal to the fair market value of the stock on the grant dates. Options granted under the plans are generally exercisable in varying cumulative periodic installments after one year and cannot be exercised more than ten years after the grant dates. Following the adoption of the 2001 Long Term Stock Incentive Plan, no options may be granted under any of these plans.

     A summary of the status of our stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below (shares in thousands):

	2003		2002		2001
	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise		Exercise		Exercise
	Price	Shares	Price	Shares	Price	Shares
Outstanding at beginning of the year:	$7.42	5,223	$6.36	6,865	7.74	5,660
Options granted	6.26	246	4.84	165	1.65	1,684
Options exercised	2.32	(494)	2.21	(1,515)	—	—
Options cancelled	11.37	(452)	8.03	(292)	6.43	(479)

Outstanding at end of the year	7.52	4,523	7.42	5,223	6.36	6,865

Exercisable at end of the year	8.18	3,857	8.49	4,360	8.32	4,800

     Significant option groups outstanding at December 31, 2003 and related weighted average price and life information follow:

			Outstanding			Exercisable
Range of			Number	Weighted-Average		Number
Exercise			Outstanding At	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Prices			December 31, 2003	Contractual Life	Exercise Price	December 31, 2003	Exercise Price
$1.55	-	$2.75	2,027,150	5.91	$1.97	1,679,983	$2.03
$4.80	-	$7.00	621,000	4.69	5.81	337,667	5.87
$7.25	-	$11.00	488,633	1.69	8.77	452,633	8.90
$11.50	-	$16.50	946,665	1.42	13.52	946,665	13.52
$17.38	-	$24.13	439,833	1.78	21.21	439,833	21.21

			4,523,281			3,856,781

     Of the number outstanding, 1,108,750 options are controlled by us through the A. E. Benton settlement. See Note 13 – Related Party Transactions.

     In connection with our acquisition of Benton Offshore China Company in December 1996, we adopted the Benton Offshore China Company 1996 Stock Option Plan. Under the plan, Benton Offshore China Company is authorized to issue up to 107,571 options to purchase our common stock for $7.00 per share. The plan was adopted in substitution of Benton Offshore China Company’s stock option plan, and all options to purchase shares of Benton Offshore China Company common stock were replaced under the plan by options to purchase shares of our common stock. All options were issued upon the acquisition of Benton Offshore China Company and vested upon issuance. At December 31, 2003, options to purchase 74,427 shares of common stock were both outstanding and exercisable.

     In addition to options issued pursuant to the plans, options have been issued to individuals other than our officers, directors or employees at prices ranging from $5.63 to $11.88 which vest over three to four years. At December 31, 2003, a total of 61,000 options issued outside of the plans were both outstanding and exercisable.

Note 7 — Stock Warrants

     The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at December 31, 2003 were (warrants in thousands):

			Warrants
Date Issued	Expiration Date	Exercise Price	Issued	Outstanding
July 1994	July 2004	$7.50	150	8
December 1994	December 2004	12.00	50	50
June 1995	June 2007	17.09	125	125

			325	183

Note 8 — Operating Segments

     We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenue from Venezuela is derived primarily from the production and sale of oil and gas. Other income from USA and Other is derived primarily from interest earnings on various investments and consulting revenues. Operations included under the heading “USA and Other” include corporate management, exploration activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the USA and Other segment and are not allocated to other operating segments.

Year ended December 31, 2003:

(in thousands)	Venezuela	USA and Other	Russia	Eliminations	Consolidated
Revenues
Oil sales	$103,920	$—	$—	$—	$103,920
Gas sales	2,740	—	—	—	2,740
Ineffective hedge activity	(565)	—	—	—	(565)

	106,095	—	—	—	106,095

Expenses
Operating expenses	31,309	76	(492)	—	30,893
Depletion, depreciation and amortization	21,035	109	44	—	21,188
General and administrative	4,031	10,514	1,201	—	15,746
Arbitration settlement	—	1,477	—	—	1,477
Bad debt recovery	—	(374)	—	—	(374)
Taxes other than on income	2,921	447	5	—	3,373

Total expenses	59,296	12,249	758	—	72,303

Income (loss) from operations	46,799	(12,249)	(758)	—	33,792
Other non-operating income (expense)
Gain on disposition of assets	—	46,619	—	—	46,619
Investment earnings and other	435	983	—	—	1,418
Interest expense	(1,944)	(8,470)	—	9	(10,405)
Net gain on exchange rates	495	34	—	—	529
Intersegment revenues (expenses)	(7,484)	7,484	—	—	—
Equity in losses of affiliated companies	—	—	(28,860)	—	(28,860)

	(8,498)	46,650	(28,860)	9	9,301

Income (loss) before income taxes	38,301	34,401	(29,618)	9	43,093
Income tax expense	8,459	1,187	2	9	9,657

Operating segment income (loss)	29,842	33,214	(29,620)	—	33,436
Write-downs of oil and gas properties and impairments	—	(165)	—	—	(165)
Minority interest	(5,968)	—	—	—	(5,968)

Net income (loss)	$23,874	$33,049	$(29,620)	$—	$27,303

Total assets	$241,855	$180,768	$237	$(48,512)	$374,348

Additions to properties	$60,589	$245	$91	$—	$60,925

Year ended December 31, 2002

(in thousands)	Venezuela	USA and Other	Russia	Eliminations	Consolidated
Revenues
Oil sales	$127,015	$—	$—	$—	$127,015

Ineffective hedge activity	(284)	—	—	—	(284)

	126,731	—	—	—	126,731

Expenses
Operating expenses	31,457	360	2,133	—	33,950
Depletion, depreciation and amortization	23,850	2,483	30	—	26,363
General and administrative	4,310	11,420	774	—	16,504
Bad debt recovery	—	(3,276)	—		(3,276)
Taxes other than on income	3,997	71	—	—	4,068

Total expenses	63,614	11,058	2,937	—	77,609

Income (loss) from operations	63,117	(11,058)	(2,937)	—	49,122
Other non-operating income (expense):
Gain on disposition of assets	—	144,032	(3)	—	144,029
Gain on early extinguishment of debt	—	874	—	—	874
Investment earnings and other	1,889	1,653	—	(1,462)	2,080
Interest expense	(4,237)	(13,611)	—	1,538	(16,310)
Net gain on exchange rates	4,356	197	—	—	4,553
Intersegment revenues (expenses)	15,156	(15,156)	—	—	—
Equity in income of affiliated companies	—	—	165	—	165

	17,164	117,989	162	76	135,391

Income (loss) before income taxes	80,281	106,931	(2,775)	76	184,513
Income tax expense	6,453	53,764	2	76	60,295

Operating segment income (loss)	73,828	53,167	(2,777)	—	124,218
Write-downs of oil and gas properties and impairments	—	(14,537)	—	—	(14,537)
Minority interest	(9,319)	—	—	—	(9,319)

Net income (loss)	$64,509	$38,630	$(2,777)	$—	$100,362

Total assets	$209,733	$122,355	$52,302	$(49,198)	$335,192

Additions to properties	$42,486	738	122	—	43,346

Year ended December 31, 2001:

(in thousands)	Venezuela	USA and Other	Russia	Eliminations	Consolidated
Revenues
Oil sales	$122,386	$—	$—	$—	$122,386

Expenses
Operating expenses	42,037	55	667	—	42,759
Depletion, depreciation and amortization	22,096	3,408	12	—	25,516
General and administrative	4,151	14,972	949	—	20,072
Taxes other than on income	4,666	704	—	—	5,370

Total expenses	72,950	19,139	1,628	—	93,717

Income (loss) from operations	49,436	(19,139)	(1,628)	—	28,669
Other non-operating income (expense):
Investment earnings and other	5,995	2,053	60	(5,020)	3,088
Interest expense	(7,403)	(22,695)	—	5,223	(24,875)
Net gain on exchange rates	732	36	—	—	768
Intersegment revenues (expenses)	(14,983)	14,983	—	—	—
Equity in income of affiliated companies	—	—	5,902	—	5,902

	(15,659)	(5,623)	5,962	203	(15,117)

Income (loss) before income taxes	33,777	(24,762)	4,334	203	13,552
Income tax (benefit) expense	6,491	(42,392)	—	203	(35,698)

Operating segment income	27,286	17,630	4,334	—	49,250
Write-down of oil and gas properties and impairments	—	(468)	—	—	(468)
Minority interest	(5,545)	—	—	—	(5,545)

Net income	$21,741	$17,162	4,334	—	$43,237

Total assets	$167,671	$165,254	$100,801	$(85,575)	$348,151

Additions to properties	$43,411	$—	$31	$—	$43,442

Note 9 - Russian Operations

Geoilbent

     On September 25, 2003, we sold our minority equity investment in Geoilbent to Yukos Operational Holding Limited for $69.5 million plus the repayment of the subordinated loan and certain payables owed to us by Geoilbent in the amount of $5.5 million. Prior to the sale, we owned 34 percent of Geoilbent, a Russian limited liability company, formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the Western Siberia region of Russia. Our minority equity investment in Geoilbent was accounted for using the equity method and was based on a fiscal year ending September 30. Sales quantities attributable to Geoilbent for the period until it was sold on September 25, 2003 and for the years ended September 30, 2002 and 2001 were 5.6 million barrels (3.3 million domestic and 2.3 million export), 6.9 million barrels (4.6 million domestic and 2.3 million export) and 5.2 million barrels (0.8 million domestic and 4.4 million export), respectively. Prices for crude oil for the period until it was sold on September 25, 2003 and for the years ended September 30, 2002 and 2001 averaged $14.52 ($8.61 domestic and $23.05 export), $13.25 ($8.89 domestic and $21.73 export) and $19.51 ($13.69 domestic and $20.48 export) per barrel, respectively. Depletion expense attributable to Geoilbent for the period until it was sold on September 25, 2003 and for the years ended September 30, 2002 and 2001 was $3.23, $3.93 and $2.88 per barrel, respectively. All amounts represent 100 percent of Geoilbent. Summarized financial information for Geoilbent follows (in thousands):

	2003	2002	2001
Year ended September 30:
Revenues
Oil sales	$81,724	$91,598	$101,159

Expenses
Selling and distribution expenses	5,893	6,696	9,876
Operating expenses	15,897	15,360	11,415
Depletion, depreciation and amortization	18,182	27,168	14,918
Write-downs of oil and gas properties	95,000	—	—
General and administrative	9,456	8,335	5,650
Taxes other than on income	25,626	27,657	26,011

	170,054	85,216	67,870

Income (loss) from operations	(88,330)	6,382	33,289
Other non-operating income (expense)
Investment earnings and other	1,064	381	648
Interest expense	(1,992)	(4,629)	(7,547)
Net gain on exchange rates	1,566	2,053	781

	638	(2,195)	(6,118)

Income (loss) before income taxes	(87,692)	4,187	27,171
Income tax expense	(3,117)	302	6,751

	(84,575)	3,885	20,420
Effects of change in accounting policy	310	—	—

Net income (loss)	$(84,885)	$3,885	$20,420

At September 30:
Current assets		$18,785	$35,447
Other assets		186,815	187,706
Current liabilities		54,051	60,439
Other liabilities		7,500	22,550
Net equity		144,049	140,164

     As of September 30, 2002, the Geoilbent shareholders had provided Geoilbent with subordinate loans totaling $7.5 million ($2.5 million from us). These loans were unsecured, repayable in January 2004 and recorded as a current liability at September 30, 2003. The loan by us was repaid as part of the sale of our minority equity investment in Geoilbent. As of January 1, 2003, the Russian economy was no longer a highly inflationary economy. As a result, the Russian Ruble became the functional currency and not the U.S. dollar.

Arctic Gas Company

     On April 12, 2002, we sold our 68 percent equity interest in Arctic Gas. The equity earnings of Arctic Gas have historically been based on a fiscal year ended September 30. The fourth quarter of 2001, the first quarter of 2002 and the first twelve days of April have been included in the results for 2002.

     We accounted for our interest in Arctic Gas using the equity method due to the significant influence we exercised over the operating and financial policies of Arctic Gas. Our weighted-average equity interest, for the year ended December 31, 2001 was 39 percent. We recorded as our share in the losses of Arctic Gas $1.5 million and $1.1 million for the period ended April 12, 2002 and September 30, 2001, respectively. Summarized financial information for Arctic Gas follows (in thousands). All amounts represent 100 percent of Arctic Gas.

	2002	2001
Year ended September 30:
Revenues
Oil Sales	$7,880	$13,374

Expenses
Selling and distribution expenses	3,170	3,867
Operating expense	2,473	3,483
Depletion, depreciation and amortization	333	1,032
General and administrative	2,112	3,025
Taxes other than on income	1,261	3,881

	9,349	15,288

Loss from operations	(1,469)	(1,914)
Other non-operating income (expense)
Other income (expense)	(4)	54
Interest and foreign exchange expense	(1,722)	(1,848)

	(1,726)	(1,794)

Loss before income taxes	(3,195)	(3,708)
Income tax expense	—	—

Net loss	$(3,195)	$(3,708)

Note 10 - Venezuela Operations

     On July 31, 1992, we and our partner, Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), signed an operating service agreement to reactivate and further develop three Venezuelan oil fields with Lagoven, S.A., then one of three exploration and production affiliates of the national oil company, PDVSA. The operating service agreement covers the Uracoa, Bombal and Tucupita Fields that comprise the South Monagas Unit. Under the terms of the operating service agreement, Benton-Vinccler, a Venezuelan corporation owned 80 percent by us and 20 percent by Vinccler, is a contractor for PDVSA and is responsible for overall operations of the South Monagas Unit, including all necessary investments to reactivate and develop the fields comprising the South Monagas Unit. Benton-Vinccler receives an operating fee in U.S. dollars deposited into a U.S. commercial bank account for each barrel of crude oil produced (subject to periodic adjustments to reflect changes in a special energy index of the U.S. Consumer Price Index) and is reimbursed according to a prescribed formula in U.S. dollars for its capital costs, provided that such operating fee and cost recovery fee cannot exceed the maximum dollar amount per barrel set forth in the agreement.

     In September 2002, Benton-Vinccler and PDVSA signed an amendment to the operating service agreement, providing for the delivery of up to 198 Bcf of natural gas through July 2012 at a price of $1.03 per Mcf. Natural gas sales commenced in the fourth quarter of 2003. In addition, Benton-Vinccler agreed to sell to PDVSA 4.5 million barrels of oil stipulated as additional volumes resulting from the gas production at $7.00 per barrel beginning with our first gas sale. Initial gas production will come from Uracoa, which allows us to more efficiently manage the reservoir and eliminate the restrictions on producing oil wells with high gas to oil ratios. The gas reserves in Bombal will be used to meet the future terms of the gas contract in 2005.

     The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

     We drilled three oil wells and converted two gas injection wells to producing wells in 2003.

Note 11 - United States Operations

     We acquired a 100 percent interest in three California State offshore oil and gas leases (“California Leases”) and a parcel of onshore property from Molino Energy Company, LLC. All capitalized costs associated with the California Leases have been fully impaired. The California Leases have expired and we have listed the onshore property for sale.

Note 12 - China Operations

     In December 1996, we acquired Crestone Energy Corporation, subsequently renamed Benton Offshore China Company. Its principal asset is a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a territorial dispute between the People’s Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The territorial dispute has lasted for many years, and there has been limited exploration and no development activity in the area under dispute. As part of a review of our assets, a third-party conducted an evaluation of the WAB-21 area. Through that evaluation and our own assessment we recorded a $13.4 million impairment charge in the second quarter of 2002. An evaluation was performed again at December 31, 2003 and such evaluation indicated that no further impairment of the property had been incurred in 2003. WAB-21 represents the $2.9 million excluded from the full cost pool as reflected on our December 31, 2003 balance sheet.

Note 13 - Related Party Transactions

     We have entered into construction service agreements with Venezolana International, S.A. (“Vinsa”). Vinsa is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which owns 20 percent of Benton-Vinccler. Vinsa has provided $1.7 million, $0.5 million and $0.6 million in construction services on our Venezuelan gas pipeline and field operations for the years ended December 31, 2003, 2002 and 2001, respectively.

     We have entered into a consulting agreement with Oil & Gas Technology Consultants Inc. (“OGTC”) to provide operational and technical assistance in Venezuela. OGTC is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which owns 20 percent of Benton-Vinccler. Payment for services is due when earnings are not reinvested in Benton-Vinccler operations. Expenses related to this consulting agreement was $1.5 million, $2.6 million and $2.5 million at December 31, 2003, 2002 and 2001, respectively.

     From 1996 through 1998, we made unsecured loans to our then Chief Executive Officer, A. E. Benton, bearing interest at the rate of 6 percent per annum. We subsequently obtained a security interest in Mr. Benton’s shares of our stock and stock options. In August 1999, Mr. Benton filed a chapter 11 (reorganization) bankruptcy petition in the U.S. Bankruptcy Court for the Central District of California, in Santa Barbara, California. In February 2000, we entered into a separation agreement with Mr. Benton pursuant to which we retained Mr. Benton under a consulting agreement to perform certain services for us. In addition, the consulting agreement provided Mr. Benton with incentive bonuses tied to our net cash receipts from the sale of our interests in Arctic Gas and Geoilbent. In June 2002, we made an incentive bonus payment to Mr. Benton of $1.5 million, subject to future adjustment, in connection with the Arctic Gas sale. We recorded the bonus payment as a reduction of the gain on the Arctic Gas sale. In November 2003, we made a payment to Mr. Benton of $0.5 million for the incentive bonus associated with the sale of our minority equity investment in Geoilbent.

     In May 2001, we and Mr. Benton entered into a settlement and release agreement under which the consulting agreement was terminated as to future services and Mr. Benton agreed to propose a plan of reorganization in his bankruptcy case that provided for the repayment of our loans to him. In March 2002, Mr. Benton filed a plan of reorganization, and on July 31, 2002, the bankruptcy court confirmed the plan of reorganization. At the time the plan became final, Mr. Benton’s indebtedness to us was about $6.7 million for which we provided a full allowance for bad debt. On August 14, 2002, we exercised our rights with respect to 600,000 shares of our stock pledged to us as partial repayment of the loan and took the shares into our treasury stock. Based on a $3.56 closing price for the stock on that date, the value of the shares was $2.1 million. Also, in September 2002 and July 2003, we received payments of approximately $1.3 million as distributions from Mr.

Benton’s debtor-in-possession account. Finally, under the terms of the settlement agreement, we have retained about $0.2 million from the Arctic Gas and Geoilbent bonus payments to Mr. Benton, bringing the total recovery on Mr. Benton’s debt to $3.7 million. We continue to accrue interest and provide a bad debt allowance on the remaining amount due. In addition, we hold the rights to direct the exercise of Mr. Benton’s stock options.

     We and Mr. Benton disagreed over Mr. Benton’s remaining obligations to us under the settlement agreement and plan of reorganization. In addition, Mr. Benton claimed that he was due significant additional amounts with respect to the incentive bonus associated with the Arctic Gas sale. We and Mr. Benton submitted our dispute to binding arbitration and in October 2003 the arbitrator found in favor of Mr. Benton in all material respects. As a result, in October 2003, we made a payment to Mr. Benton of $1.9 million for the balance of the incentive bonus associated with the Arctic Gas sale and released certain funds for the payment of Mr. Benton’s taxes and expenses related to the disposition of his 600,000 shares of stock.

Note 14 - Earnings Per Share

     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 35.3 million, 34.6 million and 33.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 36.8 million, 36.1 million and 34.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     An aggregate of 2.5 million options and warrants were excluded from the earnings per share calculations because they were anti-dilutive for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, 3.5 million and 6.7 million options and warrants, respectively, were excluded from the earnings per share calculations because they were anti-dilutive.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Quarterly Financial Data (unaudited)

     Summarized quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2003
Revenues	$18,825	$28,576	$27,834	$30,860
Expenses	(13,901)	(19,911)	(20,037)	(18,619)
Non-operating income (expense)	(1,864)	(2,288)	44,056	(1,743)

Income from consolidated companies before income taxes and minority interests	3,060	6,377	51,853	10,498
Income tax expense	1,056	3,104	3,603	1,894

Income before minority interests	2,004	3,273	48,250	8,604
Minority interests	887	1,216	1,367	2,498

Income from consolidated companies	1,117	2,057	46,883	6,106
Equity in net income (losses) of affiliated companies	(16,575)	(13,470)	(473)	1,658

Net income (loss)	$(15,458)	$(11,413)	$46,410	$7,764
Other comprehensive income (loss)	2,614	(3,001)	21	366

Total comprehensive income (loss)	$(12,844)	$(14,414)	$46,431	$8,130

Net income (loss) per common share:
Basic	$(0.44)	$(0.32)	$1.31	$0.22

Diluted	$(0.44)	$(0.32)	$1.25	$0.21

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2002
Revenues	$27,247	$33,022	$38,841	$27,621
Expenses	(18,720)	(35,747)	(17,914)	(19,765)
Non-operating income (expense)	(3,948)	142,940	(818)	(2,948)

Income from consolidated companies before income taxes and minority interests	4,579	140,215	20,109	4,908
Income tax expense (benefit)	1,801	59,692	6,612	(7,810)

Income before minority interests	2,778	80,523	13,497	12,718
Minority interests	1,380	2,031	2,590	3,318

Income from consolidated companies	1,398	78,492	10,907	9,400
Equity in net income (losses) of affiliated companies	87	(2,172)	1,209	1,041

Net income	$1,485	$76,320	$12,116	$10,441

Other comprehensive loss	—	—	(658)	658

Total comprehensive income	1,485	76,320	11,458	11,099

Net income per common share:
Basic	$0.04	$2.20	$0.35	$0.30

Diluted	$0.04	$2.10	$0.33	$0.28

     In the second quarter of 2002, we recognized in non-operating income, the $144.0 million pre-tax gain on the Arctic Gas Sale, and in expense, the write-down of capitalized costs of $13.4 million associated with our WAB-21 offshore China concession.

Supplemental Information on Oil and Natural Gas Producing Activities (unaudited)

     In accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” (“SFAS 69”), this section provides supplemental information on our oil and natural gas exploration and production activities. Tables I through III provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on our estimated proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows.

TABLE I - Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

					United States
	Venezuela		China		and Other	Total
Year Ended December 31, 2003
Development costs		$58,079		$—	$2		$58,081
Exploration costs		11		39	133		183

		$58,090		$39	$135		$58,264

Year Ended December 31, 2002
Development costs		$49,163		$120	$577		$49,860
Exploration costs		794		(149)	88		733

		$49,957		$(29)	$665		$50,593

Year Ended December 31, 2001
Acquisition costs	$		$		$	$
Development costs		35,194		77	28		35,299
Exploration costs		7,694		—	909		8,603

		$42,888		$77	$937		$43,902

TABLE II - Capitalized costs related to oil and natural gas producing activities (in thousands):

			United States
	Venezuela	China	and Other	Total
December 31, 2003
Proved property costs	$569,055	$13,401	$—	$582,456
Costs excluded from amortization	—	2,900	—	2,900
Oilfield inventories	8,266	—	—	8,266
Less accumulated depletion and impairment	(398,206)	(13,401)	—	(411,607)

	$179,115	$2,900	$—	$182,015

December 31, 2002
Proved property costs	$519,175	$26,210	$21,030	$566,415
Costs excluded from amortization	—	2,900	—	2,900
Oilfield inventories	7,286	—	—	7,286
Less accumulated depletion and impairment	(386,824)	(26,210)	(20,764)	(433,798)

	$139,637	$2,900	$266	$142,803

December 31, 2001
Proved property costs	$469,218	$12,892	$19,813	$501,923
Costs excluded from amortization	—	16,248	560	16,808
Oilfield inventories	15,219	—	—	15,219
Less accumulated depletion and impairment	(361,313)	(12,892)	(19,544)	(393,749)

	$123,124	$16,248	$829	$140,201

TABLE III - Results of operations for oil and natural gas producing activities (in thousands):

			United States
	Venezuela	China	and Other	Total
Year ended December 31, 2003
Oil sales	$106,095	$—	$—	$106,095
Expenses:
Operating, selling and distribution expenses and taxes other than on income	31,445	—	76	31,521
Write-down of oil and gas properties and impairments	—	23	142	165
Depletion	19,599	—	—	19,599
Income tax expense	12,158	—	1,187	13,345

Total expenses	63,202	23	1,405	64,630

Results of operations from oil and natural gas producing activities	$42,893	$(23)	$(1,405)	$41,465

Year ended December 31, 2002
Oil sales	$126,731	$—	$—	$126,731
Expenses:
Operating, selling and distribution expenses and taxes other than on income	31,608	2,493	—	34,101
Write-down of oil and gas properties and impairments	—	13,371	1,166	14,537
Depletion	24,941	—	—	24,941
Income tax expense	4,715	3	—	4,718

Total expenses	61,264	15,867	1,166	78,297

Results of operations from oil and natural gas producing activities	$65,467	$(15,867)	(1,166)	48,434

Year ended December 31, 2001
Oil and natural gas sales	$122,386	$—	$—	$122,386
Expenses:
Operating, selling and distribution expenses and taxes other than on income	42,212	—	722	42,934
Write-down of oil and gas properties and impairments	—	13	455	468
Depletion	22,119	—	—	22,119
Income tax expense	11,156	—	13	11,169

Total expenses	75,487	13	1,190	76,690

Results of operations from oil and natural gas producing activities	$46,899	$(13)	$(1,190)	$45,696

TABLE IV - Quantities of Oil and Natural Gas Reserves

     Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. All Venezuelan reserves are attributable to an operating service agreement between Benton-Vinccler and PDVSA, under which all mineral rights are owned by the government of Venezuela. Venezuelan reserves include production projected through the end of the operating service agreement in July 2012. Benton-Vinccler has requested that the operating service agreement period be extended for the time sales were halted by the national civil work stoppage under the force majeure clause.

     The SEC requires the reserve presentation to be calculated using year-end prices and costs and assuming a continuation of existing economic conditions. Proved reserves cannot be measured exactly, and the estimation of reserves involves judgmental determinations. Reserve estimates must be reviewed and adjusted periodically to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The estimates are based on current technology and economic conditions, and we consider such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of production. The estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.

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

     The evaluations of the oil and natural gas reserves as of December 31, 2003, 2002 and 2001 were prepared by Ryder Scott Company L.P., independent petroleum engineers.

     The tables shown below represent our interests in the United Sates and Venezuela in each of the years.

		Minority
		Interest in
	Venezuela	Venezuela	Net Total
Proved Reserves-Crude oil, condensate, and natural gas liquids (MBbls)
Year ended December 31, 2003
Proved Reserves beginning of the year	95,168	(19,033)	76,135
Revisions of previous estimates	(521)	104	(417)
Extensions, discoveries and improved recovery	572	(114)	458
Production	(7,347)	1,469	(5,878)
Sales of reserves in place	—	—	—

Proved Reserves at end of the year	87,872	(17,574)	70,298

Year ended December 31, 2002
Proved Reserves beginning of the year	104,514	(20,903)	83,611
Revisions of previous estimates	362	(72)	290
Extensions, discoveries and improved recovery	—	—	—
Production	(9,708)	1,942	(7,766)
Sales of reserves in place	—	—	—

Proved Reserves at end of the year	95,168	(19,033)	76,135

Russia – Geoilbent (34%) Proved Reserves at end of the year			24,781

Year ended December 31, 2001
Proved Reserves at beginning of the year	123,039	(24,608)	98,431
Revisions of previous estimates	(8,747)	1,749	(6,998)
Purchases of reserves in place	—	—	—
Extensions, discoveries and improved recovery	—	—	—
Production	(9,778)	1,956	(7,822)
Sales of reserves in place	—	—	—

Proved Reserves at end of the year	104,514	(20,903)	83,611

Russia – Arctic Gas (39%) Proved Reserves at end of the year			20,964

Russia – Geoilbent (34%) Proved Reserves at end of the year			29,668

		Minority
		Interest in
	Venezuela	Venezuela	Net Total
Proved Developed Reserves at:
December 31, 2003	45,860	(9,172)	36,688
December 31, 2002	53,833	(10,767)	43,066
December 31, 2001	51,465	(10,293)	41,172
January 1, 2001	67,217	(13,443)	53,774
Russia – Arctic Gas Proved Reserves at end of the year
2001 (39%)			2,483
2000 (29%)			2,325
Russia – Geoilbent (34%) Proved Reserves at end of the year
2002			11,840
2001			15,658
2000			14,913
Proved Reserves-natural gas (MMcf)
Year ended December 31, 2003
Proved Reserves beginning of the year	198,000	(39,600)	158,400
Revisions of previous estimates	160	(32)	128
Extensions, discoveries and improved recovery	—	—	—
Production	(2,660)	532	(2,128)

Proved Reserves end of the year	195,500	(39,100)	156,400

Year ended December 31, 2002
Proved Reserves beginning of the year	—	—	—
Revisions of previous estimates	—	—	—
Extensions, discoveries and improved recovery	198,000	(39,600)	158,400
Sales of reserves in place	—	—	—

Proved Reserves end of the year	198,000	(39,600)	158,400

Russia – Arctic Gas (39%) Proved Reserves – December 31, 2001			208,010

Russia – Arctic Gas (39%) Proved Reserves – December 31, 2000			152,496

Proved Developed Reserves at:
December 31, 2003	106,147	(21,229)	84,918
December 31, 2002	105,000	(21,000)	84,000
Russia – Arctic Gas 2001 (39%)			21,292
Russia – Arctic Gas 2000 (29%)			17,801

TABLE V -	Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities

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

     The tables shown below represent our interest in Venezuela in each of the years. In addition to these reserves is our 34 percent interest in Geoilbent at December 31, 2002 and our Arctic Gas interest of 39% at December 31, 2001. This combined with our Venezuela crude oil and natural gas reserves represent our net interest in all reserves as of December 31, 2003. We report the results of Ryder Scott Company L.P. independent engineering evaluation at December 31 to provide comparability with our Venezuelan reserves.

		Minority
		Interest in
	Venezuela	Venezuela	Net Total
	(amounts in thousands)
December 31, 2003
Future cash inflow	$1,513,525	$(302,705)	$1,210,820
Future production costs	(382,577)	76,515	(306,062)
Future development costs	(130,160)	26,032	(104,128)

Future net revenue before income taxes	1,000,788	(200,158)	800,630
10% annual discount for estimated timing of cash flows	(319,152)	63,830	(255,322)

Discounted future net cash flows before income taxes	681,636	(136,328)	545,308
Future income taxes, discounted at 10% per annum	(223,172)	44,634	(178,538)

Standardized measure of discounted future net cash flows	$458,464	$(91,694)	$366,770

December 31, 2002
Future cash flows	$1,510,346	$(302,069)	$1,208,277
Future production costs	(400,694)	80,139	(320,555)
Future development costs	(192,671)	38,534	(154,137)

Future net revenue before income taxes	916,981	(183,396)	733,585
10% annual discount for estimated timing of cash flows	(315,376)	63,075	(252,301)

Discounted future net cash flows before income taxes	601,605	(120,321)	481,284
Future income taxes, discounted at 10% per annum	(204,356)	40,871	(163,485)

Standardized measure of discounted future net cash flows	$397,249	$(79,450)	$317,799

Russia – Geoilbent (34%)			$45,395

December 31, 2001
Future cash inflow	$1,030,404	$(206,081)	$824,323
Future production costs	(558,431)	111,686	(446,745)
Future development costs	(142,006)	28,401	(113,605)

Future net revenue before income taxes	329,967	(65,994)	263,973
10% annual discount for estimated timing of cash flows	(109,704)	21,941	(87,763)

Discounted future net cash flows before income taxes	220,263	(44,053)	176,210
Future income taxes, discounted at 10% per annum	(16,103)	3,221	(12,882)

Standardized measure of discounted future net cash flows	$204,160	$(40,832)	$163,328

Russia – Arctic Gas (29%)			$82,205

Russia – Geoilbent (34%)			$70,648

TABLE VI —	Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

		Net Venezuela
	2003	2002	2001
	(amounts in thousands)
Present Value at January 1	$317,799	$163,328	$284,549
Sales of oil and natural gas, net of related costs	(59,720)	(76,098)	(64,139)
Revisions to estimates of Proved Reserves
Net changes in prices, development and production costs	76,037	310,043	(141,429)
Quantities	(1,584)	611	(26,198)
Extensions, discoveries and improved recovery, net of future costs	4,971	89,670	—
Accretion of discount	48,128	17,621	36,846
Net change in income taxes	(15,053)	(150,603)	71,033
Development costs incurred	46,463	40,532	23,768
Changes in timing and other	(50,271)	(77,305)	(21,102)

Present Value at December 31	$366,770	$317,799	$163,328

Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Russia Equity Affiliates as of September 30, their fiscal year end.

     In accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” (“SFAS 69”), this section provides supplemental information on our oil and natural gas exploration and production activities. Tables I through III provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on our estimated proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows.

     Geoilbent (34 percent ownership until sold September 25, 2003) and Arctic Gas (39 percent ownership not subject to certain sale and transfer restrictions at December 31, 2001, until Arctic Gas was sold on April 12, 2002, respectively), which are accounted for under the equity method, have been included at their respective ownership interests in the consolidated financial statements based on a fiscal period ending September 30 and, accordingly, results of operations for oil and natural gas producing activities in Russia reflect the years ended September 30, 2002 and 2001.

TABLE I — Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

			Total Equity
	Arctic Gas	Geoilbent	Affiliates
Year Ended September 25, 2003
Development costs	$—	$3,474	$3,474
Exploration costs	—	1,034	1,034

	$—	$4,508	$4,508

Year Ended September 30, 2002
Development costs	$—	$8,599	$8,599
Exploration costs	16,156	498	16,654

	$16,156	$9,097	$25,253

Year Ended September 30, 2001
Development costs	$—	$11,483	$11,483
Exploration costs	8,136	2,074	10,210

	$8,136	$13,557	$21,693

TABLE II — Capitalized costs related to oil and natural gas producing activities (in thousands):

			Total Equity
	Arctic Gas	Geoilbent	Affiliates
September 25, 2003
Proved property costs	$—	$102,753	$102,753
Oilfield inventories	—	2,530	2,530
Less accumulated depletion and impairment	—	(72,333)	(72,333)

	$—	$32,950	$32,950

September 30, 2002
Proved property costs	$—	$94,404	$94,404
Costs excluded from amortization	—	272	272
Oilfield inventories	—	2,348	2,348
Less accumulated depletion and impairment	—	(31,440)	(31,440)

	$—	$65,584	$65,584

September 30, 2001
Proved property costs	$5,786	$85,677	$91,463
Costs excluded from amortization	11,549	—	11,549
Oilfield inventories	175	4,357	4,532
Less accumulated depletion and impairment	(389)	(22,203)	(22,592)

	$17,121	$67,831	$84,952

TABLE III — Results of operations for oil and natural gas producing activities (in thousands):

			Total Equity
	Arctic Gas	Geoilbent	Affiliates
Year ended September 25, 2003
Oil sales	$—	$27,876	$27,876
Expenses:
Operating, selling and distribution expenses and taxes other than on income	—	16,088	16,088
Depletion	—	6,215	6,215
Write-down of oil and gas properties	—	32,300	32,300
Income tax expense	—	2,073	2,073

Total expenses	—	56,676	56,676

Results of operations from oil and natural gas producing activities	$—	$(28,800)	$(28,800)

Year ended September 30, 2002
Oil sales	$3,554	$31,039	$34,593
Expenses:
Operating, selling and distribution expenses and taxes other than on income	3,102	16,902	20,004
Depletion	139	9,237	9,376
Income tax expense	19	1,955	1,974

Total expenses	3,260	28,094	31,354

Results of operations from oil and natural gas producing activities	$294	$2,945	$3,239

Year ended September 30, 2001
Oil sales	$4,016	$34,261	$38,277
Expenses:
Operating, selling and distribution expenses and taxes other than on income	3,381	16,083	19,464
Depletion	311	5,072	5,383
Income tax expense	80	3,742	3,822

Total expenses	3,772	24,897	28,669

Results of operations from oil and natural gas producing activities	$244	$9,364	$9,608

TABLE IV — Quantities of Oil and Natural Gas Reserves

     Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Geoilbent and Arctic Gas oil and gas fields are situated on land belonging to the Government of the Russian Federation. Each obtained licenses from the local authorities and pays unified production taxes to explore and produce oil and gas from these fields. Geoilbent had licenses to develop the North Gubkinskoye and South Tarasovskoye fields in western Siberia. Our 34 percent equity investment in Geoilbent was sold September 25, 2003. Arctic Gas had licenses to develop the Samburg and Yevo-Yakhinskiy fields in western Siberia. Arctic Gas was sold on April 12, 2002.

     The SEC requires the reserve presentation to be calculated using year-end prices and costs and assuming a continuation of existing economic conditions. Proved reserves cannot be measured exactly, and the estimation of reserves involves judgmental determinations. Reserve estimates must be reviewed and adjusted periodically to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The estimates are based on current technology and economic conditions, and we consider such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of production. The estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.

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

     Changes in previous estimates of proved reserves result from new information obtained from production history and changes in economic factors.

			Total Equity
	Arctic Gas	Geoilbent	Affiliates
Proved Reserves-Crude oil, condensate, and natural gas liquids (MBbls)
Year ended September 30, 2003
Proved reserves beginning of the year	—	25,356	25,356
Revisions of previous estimates	—	537	537
Extensions, discoveries and improved recovery	—	962	962
Production	—	(1,942)	(1,942)
Sales of reserves in place	—	(24,913)	(24,913)

Proved reserves at end of the year	—	—	—

Year ended September 30, 2002
Proved Reserves beginning of the year	20,965	29,668	50,633
Revisions of previous estimates	—	(3,455)	(3,455)
Extensions, discoveries and improved recovery	—	1,493	1,493
Production	(89)	(2,350)	(2,439)
Sales of reserves in place	(20,876)	—	(20,876)

Proved Reserves at end of the year	—	25,356	25,356

Year ended September 30, 2001
Proved Reserves beginning of the year	15,821	32,614	48,435
Revisions of previous estimates	5,327	(5,594)	(267)
Extensions, discoveries and improved recovery	—	4,411	4,411
Production	(183)	(1,763)	(1,946)
Sales of reserves in place	—	—	—

Proved Reserves at end of the year	20,965	29,668	50,633

Proved Developed Reserves at:
September 30, 2003	—	—	—
September 30, 2002	—	13,200	13,200
September 30, 2001	2,483	15,658	18,141
October 1, 2000	2,325	14,913	17,238
Proved Reserves-natural gas (MMcf)
Year ended September 30, 2002
Proved Reserves beginning of the year	208,010	—	208,010
Revisions of previous estimates	—	—	—
Extensions, discoveries and improved recovery	—	—	—
Production	—	—	—
Sales of reserves in place	(208,010)	—	(208,010)

Proved Reserves end of the year	—	—	—

			Total Equity
	Arctic Gas	Geoilbent	Affiliates
Year ended September 30, 2001
Proved Reserves beginning of the year	152,496	—	152,496
Revisions of previous estimates	55,514	—	55,514
Extensions, discoveries and improved recovery	—	—	—
Production	—	—	—
Sales of reserves in place	—	—	—

Proved Reserves end of the year	208,010	—	208,010

Proved Developed Reserves at:
September 30, 2002	—	—	—
September 30, 2001	21,292	—	21,292
October 1, 2000	17,801	—	17,801

TABLE V -	Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities

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

			Total Equity
	Arctic Gas	Geoilbent	Affiliates
		(amounts in thousands)
September 30, 2003
Future cash inflow	$—	$481,557	$481,557
Future production costs	—	(229,982)	(229,982)
Future development costs	—	(36,666)	(36,666)

Future net revenue before income taxes	—	214,909	214,909
10% annual discount for estimated timing of cash flows	—	(99,948)	(99,948)

Discounted future net cash flows before income taxes	—	114,961	114,961
Future income taxes, discounted at 10% per annum	—	(23,163)	(23,163)

Standardized measure of discounted future net cash flows	$—	$91,798	$91,798

September 30, 2002
Future cash inflow	$—	$469,837	$469,837
Future production costs	—	(203,754)	(203,754)
Future development costs	—	(40,707)	(40,707)

Future net revenue before income taxes	—	225,376	225,376
10% annual discount for estimated timing of cash flows	—	(108,147)	(108,147)

Discounted future net cash flows before income taxes	—	117,229	117,229
Future income taxes, discounted at 10% per annum	—	(24,290)	(24,290)

Standardized measure of discounted future net cash flows	$—	$92,939	$92,939

September 30, 2001
Future cash inflow	$630,340	$434,348	$1,064,688
Future production costs	(373,458)	(251,335)	(624,793)
Future development costs	(49,139)	(37,020)	(86,159)

Future net revenue before income taxes	207,743	145,993	353,736
10% annual discount for estimated timing of cash flows	(99,343)	(64,868)	(164,211)

Discounted future net cash flows before income taxes	108,400	81,125	189,525
Future income taxes, discounted at 10% per annum	(26,195)	(10,477)	(36,672)

Standardized measure of discounted future net cash flows	$82,205	$70,648	$152,853

TABLE VI - Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

		Equity Affiliates

	2003	2002	2001
	(amounts in thousands)
Present Value at October 1	$92,939	$152,853	$171,605
Sales of oil and natural gas, net of related costs	(20,410)	(23,644)	(19,001)
Revisions to estimates of Proved Reserves
Net changes in prices, development and production costs	(5,522)	76,545	(39,880)
Quantities	3,178	(10,007)	8,881
Sales of reserves in place	(91,797)	(82,205)	—
Extensions, discoveries and improved recovery, net of future costs	1,245	2,031	18,767
Accretion of discount	11,723	7,065	21,468
Net change in income taxes	1,127	1,145	6,400
Development costs incurred	4,507	8,999	17,110
Changes in timing and other	3,010	(39,843)	(32,497)

Present Value at September 30	$—	$92,939	$152,853

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
(Registrant)

Date: March 9, 2004	By:	/s/ Peter J. Hill

Peter J. Hill
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 9th day of March, 2004, on behalf of the registrant and in the capacities indicated:

Signature	Title
/s/Peter J. Hill	Director, President and Chief Executive
Officer
Peter J. Hill

/s/ Steven W. Tholen	Senior Vice President, Chief Financial
Officer and Treasurer
Steven W. Tholen (Principal Financial Officer)

/s/ Kurt A. Nelson	Vice President-Controller

Kurt A. Nelson
(Principal Accounting Officer)

/s/ Stephen D. Chesebro’	Chairman of the Board and Director

Stephen D. Chesebro’

/s/ John U. Clarke	Director

John U. Clarke

/s/ Byron A. Dunn	Director

Byron A. Dunn

/s/ H. H. Hardee	Director

H.H. Hardee

/s/ Patrick M. Murray	Director

Patrick M. Murray

SCHEDULE II

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at		Charged to	Deductions	Balance at
	Beginning	Charged to	Other	From	End of
	of Year	Income	Accounts	Reserves	Year
At December 31, 2003
Amounts deducted from applicable assets
Accounts receivable	$3,525	$205	$—	$375	$3,355
Deferred tax valuation allowance	39,146	9,219	—	—	48,365
Investment at cost	1,350	—	—	—	1,350
At December 31, 2002
Amounts deducted from applicable assets
Accounts receivable	$6,512	$289	$—	$3,276	$3,525
Deferred tax valuation allowance	19,700	20,577	—	1,131	39,146
Investment at cost	1,350	—	—	—	1,350
At December 31, 2001
Amounts deducted from applicable assets
Accounts receivable	$6,518	$330	$—	$336	$6,512
Deferred tax valuation allowance	54,207	14,352	(11,008)	37,851	19,700
Investment at cost	1,350	—	—	—	1,350

SCHEDULE III

Financial Statements and Notes
for LLC Geoilbent

LLC Geoilbent
Financial Statements
30 September 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Owners of Limited Liability Company Geoilbent

In our opinion, the accompanying balance sheets and the related statements of income, cash flows and changes in stockholders’ equity, present fairly, in all material respects, the financial position of LLC Geoilbent (the “Company”) at 30 September 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended 30 September 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 4 and 10 to the financial statements, the Company has a long-term debt facility for which it is in violation of certain loan covenants and therefore the lender may declare the loan to be in default and can accelerate the maturity. Accordingly, this long-term debt has been classified in the accompanying financial statements as a current liability resulting in a working capital deficit of approximately US$35,772,000 as at 30 September 2003 which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZAO PricewaterhouseCoopers Audit

Moscow, Russian Federation
2 March 2003

LLC GEOILBENT
BALANCE SHEETS
(expressed in thousand of US Dollars)

		As at	As at
	Notes	30 September 2003	30 September 2002
Assets
Cash and cash equivalents		680	2,001
Restricted cash	10	1,217	1,469
Accounts receivable and advances to suppliers	7	7,161	6,308
Inventories	8	8,018	7,201
Deferred income tax, current	14	966	1,806

Total current assets		18,042	18,785
Oil and gas producing properties, full cost method	9	89,469	185,989
Deferred income tax, non-current	14	—	696
Other long term assets		—	130

Total assets		107,511	205,600

Liabilities and Stockholders’ Equity
Current portion of long-term debt	10	37,500	22,550
Accounts payable		6,559	15,244
Trade advances		993	3,000
Taxes payable	11	7,858	12,354
Other payables and accrued liabilities		904	903

Total current liabilities		53,814	54,051

Long-term debt	10	—	7,500
Asset retirement obligation	3	734	—

Total liabilities		54,548	61,551

Commitments and contingent liabilities	16	—	—
Contributed capital	12	82,518	82,518
Retained earnings (accumulated deficit)		(23,353)	61,531
Accumulated other comprehensive loss		(6,202)	—

Total stockholders’ equity		52,963	144,049

Total liabilities and stockholders’ equity		107,511	205,600

The accompanying notes are an integral part of these financial statements.

LLC GEOILBENT
STATEMENTS OF INCOME
(expressed in thousand of US Dollars)

		Year ended	Year ended	Year ended
	Notes	30 September 2003	30 September 2002	30 September 2001
Total sales and other operating revenues	13	82,307	91,598	101,159

Costs and other deductions
Operating expenses		15,801	15,360	11,415
Selling and distribution expenses		5,893	6,696	9,876
General and administrative expenses		9,456	8,335	5,650
Depletion and amortization expense		18,278	27,168	14,918
Impairment of property, plant and equipment	9	95,000	—	—
Taxes other than income tax	14	25,625	27,657	26,011

Total costs and other deductions		170,053	85,216	67,870

Other income and expense
Exchange gain, net		(1,566)	(2,053)	(781)
Interest expense, net		1,992	4,629	7,547
Other non-operating income, net		(481)	(381)	(648)

Total other expense (income)		(55)	2,195	6,118

Income (loss) before income tax		(87,691)	4,187	27,171

Income tax expense	14
Current income tax expense		3,542	2,804	6,751
Deferred income tax benefit		(6,659)	(2,502)	—

Total income tax expense (benefit)		(3,117)	302	6,751

Income (loss) before cumulative effect of change in accounting principle, net of tax		(84,574)	3,885	20,420
Cumulative effect of change in accounting principle, net of tax	3	(310)	—	—

Net income (loss)		(84,884)	3,885	20,420

The accompanying notes are an integral part of these financial statements.

LLC GEOILBENT
STATEMENTS OF CASHFLOWS
(expressed in thousand of US Dollars)

	Year ended	Year ended	Year ended
	30 September 2003	30 September 2002	30 September 2001
Cash flows from operating activities
Net income (loss)	(84,884)	3,885	20,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization expense	18,278	27,168	14,918
Impairment of oil and gas properties	95,000	—	—
Amortization of financing costs	130	520	520
Exchange gain	(1,566)	(2,053)	(781)
Deferred tax benefit	(6,659)	(2,502)	—
Decrease/(increase) in accounts receivable and advances to suppliers	(631)	403	85
Decrease/(increase) in inventories	(544)	6,362	(4,700)
Increase/(decrease) in accounts payable	(9,030)	(3,407)	11,902
Increase/(decrease) in trade advances	(2,070)	(5,747)	3,785
Increase/(decrease) in taxes payable	(4,822)	5,436	4,780
Decrease in other payables and accrued liabilities	(28)	(1,378)	(2,386)

Cash provided by operating activities	3,174	28,687	48,543

Cash flow from investing activities
Capital expenditures	(13,257)	(26,755)	(39,874)
Proceeds on disposal of oil and gas producing properties	1,023	286	191
Disposal/(purchase) of investments	—	367	(129)

Net cash used in investing activities	(12,234)	(26,102)	(39,812)

Cash flows from financing activities
Payment of short-term borrowings from founders	—	—	(717)
Payment of short-terms borrowings	—	(3,000)	(3,845)
Proceeds from short-term borrowings	—	—	6,446
Proceeds from long-term borrowings from founders	—	7,500	—
Payments of long-term borrowings	(550)	(18,200)	(10,455)
Proceeds from long-term borrowings	8,000	—	—
Decrease in restricted cash	252	8,738	2,153

Net cash provided by (used in) financing activities	7,702	(4,962)	(6,418)

Effect of foreign exchange on cash balances	37	(31)	(37)

Net decrease in cash and cash equivalents	(1,321)	(2,408)	2,276
Cash and cash equivalents, beginning of year	2,001	4,409	2,133

Cash and cash equivalents, end of year	680	2,001	4,409

Supplemental cash flow information
Interest paid	1,977	4,862	7,609
Income taxes paid	2,388	2,747	6,906

The accompanying notes are an integral part of these financial statements.

LLC GEOILBENT
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(expressed in thousands of US Dollars except as indicated)

				Total
	Contributed	Retained earnings	Accumulated other	stockholders'
	Capital	(accumulated deficit)	comprehensive loss	equity
Balance at 30 September 2000	82,518	37,226	—	119,744

Net income and total comprehensive income	—	20,420	—	20,420

Balance at 30 September 2001	82,518	57,646	—	140,164

Net income and total comprehensive income	—	3,885	—	3,885

Balance at 30 September 2002	82,518	61,531	—	144,049

Net loss	—	(84,884)	—	(84,884)
Cumulative translation adjustment	—	—	(6,202)	(6,202)

Total comprehensive loss				(91,086)

Balance at 30 September 2003	82,518	(23,353)	(6,202)	52,963

The accompanying notes are an integral part of these financial statements.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 1: Organization

LLC Geoilbent (the “Company”) is engaged in the development and production of oil and gas in the North Gubkinskoye and South Tarasovskoye fields. These fields are located in the West Siberian region of the Russian Federation, approximately 2,000 miles northeast of Moscow. The Company was established in December 1991 by two Russian oil companies, OAO Purneftegas (“PNG”) and OAO Purneftegasgeologia (“PNGG”), and by Harvest Natural Resources, Inc. (“Harvest”, formerly, Benton Oil and Gas Company) of the United States, which contributed 33%, 33% and 34%, respectively, of the Company’s charter capital, in accordance with the Company’s Foundation Document. In January 2002, PNG and PNGG transferred their stakes in the Company to OAO Minley. In September 2003, Harvest sold its interests in the Company to a company affiliated with OAO YUKOS (“YUKOS”).

Note 2: Basis of Presentation

The Company maintains its accounting records and prepares its statutory financial statements in accordance with the Regulations on Accounting and Reporting of the Russian Federation (“RAR”). The accompanying financial statements have been prepared from these accounting records and adjusted as necessary to comply with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has a year ending 30 September for US GAAP reporting purposes.

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from such estimates.

Certain previously presented amounts have been reclassified to conform to the presentation adopted during the current period. These reclassifications had no impact on previously reported net income or stockholders’ equity.

Reporting and functional currency. The Russian Rouble is the functional currency (primary currency in which business is conducted) for the Company’s operations in the Russian Federation. The Company considers the US dollar as its reporting currency.

In November 2002, the International Practices Task Force concluded that Russia ceased being a highly inflationary economy as of 1 January 2003. As a result of the Task Force conclusion, the Company applied the guidance contained in Emerging Issues Task Force (“EITF”) No. 92-4 and EITF No. 92-8 as of 1 January 2003, which address changes in accounting when an economy ceases to be considered highly inflationary. As a result of the application of the guidance in EITF No. 92-4 and No. 92-8, as of 1 January 2003, the Company recognised a deferred tax liability of USD 8.1 million for temporary differences related to its property, plant and equipment and a corresponding amount as a cumulative translation adjustment as a separate component in stockholders’ equity.

Effective 1 January 2003, the measurement currency of the Company is the Russian Rouble. The transactions and balances in the accompanying financial statements have been translated into US dollars in accordance with the relevant provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation (“SFAS No. 52”). Consequently, assets and liabilities are translated at closing exchange rates. The statements of income and cash flows have been translated using monthly average exchange rates. Translation differences resulting from the use of these exchange rates have been included as a component of stockholders equity. The amount of such differences for the period beginning 1 January 2003 through 30 September 2003 was approximately USD 1.9 million. The exchange rates at 30 September 2003, and 30 September 2002, were 30.61 and 31.64, respectively, Russian Roubles to the US dollar.

Prior to 1 January 2003, transactions not already measured in US dollars were remeasured into US dollars in accordance with the relevant provisions of SFAS No. 52 as applied to hyperinflationary economies. Consequently, monetary assets and liabilities were translated at closing exchange rates and non-monetary items were translated at historic exchange rates and adjusted for any impairments. The statements of income and cash flows were translated using monthly average exchange rates. Translation differences resulting from the use of these exchange rates were included in the determination of net income and were included in exchange gains/losses in the accompanying statements of income through 31 December 2002.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 2: Basis of Presentation (continued)

Inflation, exchange restriction and controls. Exchange restrictions and controls exist relating to converting Russian Roubles to other currencies. At present, the Russian Rouble is not a convertible currency outside the Russian Federation. Future movements in the exchange rates between the Russian Rouble and the US dollar will affect the carrying value of the Company’s Russian Rouble denominated assets and liabilities. Such movements may also affect the Company’s ability to realise non-monetary assets represented in US dollars in the accompanying financial statements. Accordingly, any translation of Russian Rouble amounts to US dollars should not be construed as a representation that such Russian Rouble amounts have been, could be, or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate. At 30 September 2003, the Company was required to sell 25% of its foreign currency receipts within the Russian Federation to the Central Bank for Russian Roubles. Such amounts are subject to certain deductions depending on debt payments on certain hard currency denominated borrowing agreements.

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

Property, plant and equipment. The Company follows the full cost method of accounting for oil and gas properties. Under this method, all oil and gas property acquisition, exploration, and development costs including internal costs directly attributable to such activities are capitalized as incurred in the Company’s cost center (full cost pool), which is the Russian Federation. Payroll and other internal costs capitalized include salaries and related fringe benefits paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties as well as all other directly identifiable internal costs associated with these activities. Payroll and other internal costs associated with production operations and general corporate activities are expensed in the period incurred.

The full cost pool, including future development costs, estimated asset retirement obligations, net of prior accumulated depletion, is depleted using the unit-of-production method based upon actual production and estimates of proved reserve quantities. Proceeds from sales of oil and gas properties are credited to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas.

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves discounted at 10 percent; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. During 2003, the Company’s capitalized costs exceeded the ceiling limit resulting in an impairment of oil and gas properties. See Note 9 for additional information.

Pension and post-employment benefits. The Company’s mandatory contributions to the governmental pension scheme are expensed when incurred.

Revenue recognition. Revenue from the sale of crude oil and gas condensate are recognized when dispatched to customers and title has transferred.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 3: Summary of Significant Accounting Policies (continued)

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

Change in accounting principle. Effective 1 October 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Assets Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of its asset retirement obligation as a liability in the period in which they are incurred and a corresponding increase in the carrying amount of the related long-lived asset.

SFAS No. 143 differs in several respects from the previous accounting method employed by the Company. Prior to the adoption of SFAS No. 143, the Company included estimated undiscounted asset retirement costs in its calculation for determining depletion expense. Under SFAS 143, the Company recognizes a liability for the fair value of an asset retirement obligation (“ARO”) in the period in which it is incurred, and capitalizes the associated asset retirement cost. In periods subsequent to initial measurement, the Company recognizes period-to-period changes in the liability for an ARO resulting from a) the passage of time and b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company’s asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities.

The cumulative effect of this change in accounting principle was a reduction in net income of USD 310 thousand, net of tax, which was recorded in the statement of income for the year ended 30 September 2003. The effect of adoption resulted in increases in property, plant and equipment and long-tem liabilities of USD 303 thousand and USD 613 thousand as of 1 October 2002, respectively.

The following table provides pro forma information as if SFAS No. 143 has been applied in previous periods:

	Year ended	Year ended	Year ended
Thousands of US dollars	30 September 2003	30 September 2002	30 September 2001
Asset retirement obligations as of the beginning of the period	613	483	358
Liabilities incurred for the period	25	56	79
Accretion expense	96	75	45
Asset retirement obligations as of the end of the period	734	613	483
Net income for the period as reported		3,885	20,420
Pro-forma net income		3,777	20,358

Recent accounting standards. FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity (“VIE”). FIN 46R requires consolidation of VIEs by primary beneficiaries and requires more extensive disclosures. FIN 46R is applicable to any VIE created after 1 February 2003. The Company does not expect the adoption of this interpretation will have any material effect on its financial position or results of operations.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 4: Going Concern

During the years ended 30 September 2003 and 2002 the Company took steps to reduce its working capital deficit. These included the repayment of debt, the receipt of subordinated long-term loans from the Company’s stockholders and the repayment of accounts payable, primarily from additional borrowings from the European Bank for Reconstruction and Development (“EBRD”). However, as at 30 September 2003, and 30 September 2002, the current liabilities of the Company exceeded its current assets by USD 35,772 thousand and USD 35,266 thousand, respectively. Included in current liabilities, as at 30 September 2003 and 30 September 2002, are loans repayable to the EBRD of USD 30,000 thousand and USD 22,000 thousand, respectively. This debt has been reclassified as current because the Company is not in compliance with a loan facility covenant related to the required implementation of a new management information system, required by 1 May 2003. The loan facility also requires the Company to maintain a minimum working capital ratio. The Company was not in compliance with the required working capital ratio as of the interim reporting dates during the year ended 30 September 2003, however, it met the minimum required working capital ratio as of 30 September 2003 (see also Note 10). Under the terms of the loan facility the EBRD may declare the loan to be in default and can accelerate the maturity. There can be no assurance that the EBRD will not demand repayment of the loan.

During the year ended 30 September 2003, a substantial portion of the Company’s cash flow was utilised to pay accounts and taxes payable resulting in a reduction in capital expenditures for the year. In order to maintain or increase proved oil and gas reserves, the Company must make substantial capital expenditures in 2004 and subsequently. The Company’s cash flow from operations is dependent on the level of oil prices, which are historically volatile and are significantly impacted by the proportion of production that the Company can sell on the export market. Historically, the Company has supplemented its cash flow from operations with additional borrowings or equity capital and may continue to do so. Should oil prices decline for a prolonged period and should the Company not have access to additional capital, the Company would need to reduce its capital expenditures, which could limit its ability to maintain or increase production and, in turn, meet its debt service requirements. Asset sales and financing are restricted under the terms of debt agreements.

Management plans to further address the Company’s working capital deficit by resolving issues with the EBRD relating to its non compliance with the loan covenants and by reducing certain capital expenditures and funding its 2004 cash requirements with cash flows from existing producing properties and its development drilling program. Management is in the process of implementing the required management information system and expects to have implemented this system during the 2004 reporting year. The accompanying financial statements do not include any adjustments that might result if the Company were unable to continue as a going concern.

Note 5: Cash and Cash Equivalents

Included in cash and cash equivalents as at 30 September 2003, and 2002, respectively, are Russian Rouble denominated amounts totaling RR 19.7 million (USD 643 thousand) and RR 18.3 million (USD 578 thousand).

Restricted cash consists of deposits with lending institutions to pay interest and principal as discussed in Note 10. As at 30 September 2003, the amount of restricted cash was USD 1,217 thousand (2002: USD 1,469 thousand). These accounts are maintained in US Dollar denominated accounts located outside Russia.

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

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 6: Financial Instruments (continued)

Credit risk. A significant portion of the Company’s accounts receivable are from domestic and foreign customers, and advances are made to domestic suppliers. Although collection of these amounts could be influenced by economic factors affecting these entities, management believes there is no significant risk of loss to the Company beyond the provisions already recorded, provided that the economic situation in the Russian Federation does not deteriorate (Note 16).

Note 7: Accounts Receivable and Advances to Suppliers

Thousands of US dollars	30 September 2003	30 September 2002
Trade accounts receivable	1,531	1,387
Recoverable value-added tax	4,227	3,515
Advances to suppliers	1,286	1,193
Advances to customs	117	137
Other receivables	—	76

Total accounts receivable and advances to suppliers	7,161	6,308

Accounts receivables are presented net of an allowance for doubtful accounts of USD 147 thousand and USD 70 thousand at 30 September 2003 and 2002, respectively.

Note 8: Inventories

Thousands of US Dollars	30 September 2003	30 September 2002
Materials and supplies	7,442	6,905
Crude oil	576	296

Total inventories	8,018	7,201

Note 9: Oil and Gas Producing Properties

Thousands of US dollars	30 September 2003	30 September 2002
Oil and gas producing properties, cost	302,214	278,459
Accumulated depletion and impairment	(212,745)	(92,470)

Oil and gas producing properties, net book value	89,469	185,989

The Company’s oil and gas fields are situated on land belonging to the Government of the Russian Federation. The Company obtained licenses from the local authorities and pays unified production taxes to explore and produce oil and gas from these fields. Licenses will expire in September 2018 for the North Gubkinskoye field, and in March 2023 for the South Tarasovskoye field. However, under Paragraph 4 of the Russian Federal Law 20-FZ, dated 2 January 2000, the licenses may be extended over the economic life of the lease at the Company’s option. Management intends to extend such licenses for properties that are expected to produce subsequent to their expiry dates. Estimates of proved reserves extending past 2018 represent approximately 9 percent of total proved reserves.

At 31 December 2002 and at 31 March 2003, the Company’s capitalized costs for oil and gas producing properties exceeded its full cost accounting ceiling limitation. The Company’s ceiling limitation decreased primarily because of a decline in the Company’s average realized price it received for its oil at those dates. As a result the Company recorded impairments of its oil and gas producing properties in the aggregate amount of USD 95 million (excluding a deferred income tax benefit of USD 7.6 million); this impairment was recorded as an impairment expense in the statement of income for the year ended 30 September 2003.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 10: Long-term Debt

Thousands of US dollars	30 September 2003	30 September 2002
EBRD	30,000	22,000
IMB	—	550
OAO Minley	5,000	5,000
YUKOS	2,500	—
Harvest Natural Resources	—	2,500
Less: current portion	(37,500)	(22,550)

Total long-term debt	—	7,500

EBRD loan. At 30 September 2003, the outstanding balance of loans with the EBRD totaled USD 30 million. On 23 September 2002, the Company signed an amended loan agreement with the EBRD that increased the maximum amount that could be drawn down under the facility with the EBRD to USD 50 million. Under the loan agreement, the use of loan proceeds is restricted to the repayment of accounts payable and development of oil and gas reserves. This loan facility is to be repaid such that the loan balance may not exceed set amounts at certain dates in the future. The interest rate under the loan agreement is linked to the London interbank offer rate (“LIBOR”) and an agreed upon margin. The Company must hold as restricted cash a) principal and interest to be paid at the next repayment date and b) 30 percent of the total of principal and interest to be paid at the following repayment date.

LIBOR interest rates ranged from 1.12 percent to 1.84 percent in 2003 (2002: 1.84 percent to 3.5 percent, 2001: 3.5 percent to 6.94 percent). The annual weighted average interest rates on these loans varied between 5.09 percent and 5.43 percent for the year ended 30 September 2003 (2002: 8.59 percent and 11.71 percent, 2001: 14.93 percent to 15.17 percent). The loan is collaterized by the Company’s immovable assets and crude oil export contracts.

The EBRD loan agreement includes certain covenants which include, among other things, the maintenance of financial ratios. If the Company fails to meet these requirements for two concecutive quarters it will result in an event of default whereby the EBRD may, at its option, demand payment of the outstanding principal and interest. As dicussed in Note 4, as of 31 December 2002, 31 March 2003 and 30 June 2003 the Company was in violation of the minimum working capital ratio covenant. As of 30 September 2003, the minimum working capital ratio as defined in the loan facility exceeds the covenant requirements. Additionally, the Company has not completed its implementation of a management information system as required under the terms of the loan. Due to these loan convenant violations, the Company has classified the EBRD debt as a current liability.

In addition, while in default of EBRD covenants, the Company may not declare or pay any dividend, make any distribution on its charter capital, purchase, or redeem any shares of the charter capital of the Company, nor make any payment of principal or interest on subordinated shareholder loans or make any other payment or distribution to any stockholder or any affiliate of any stockholder.

As part of the sale of Harvest’s interest in the Company to YUKOS, as described in Note 1, YUKOS assumed Harvest’s stockholder loan.

Loans from OAO Minley and YUKOS are subordinated, unsecured and repayable commencing from January 2004. Interest rates are 2 percent for the Minley loan, and LIBOR for the YUKOS loan, to January 2004. Repayment of the subordinated loans are subject to approval from the EBRD. If approval is not received, the terms of the loan agreements are not considered to be violated. After January 2004, the interest rates on the YUKOS loan increases to 8 percent for the remainder of 2004, and 12 percent from 2005 onwards.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 10: Long-term Debt (continued)

While the Company remains in violation of its EBRD loan convenants, further borrowings under the facility are at the sole discretion of the EBRD. The maximum loan facility available under the terms of the EBRD loan and the related aggregate maturities are as follows:

Maximum loan facility
Thousands of US dollars	outstanding
30 September 2003 to 27 January 2004	50,000
27 January 2004 to 27 July 2004	41,667
27 July 2004 to 27 January 2005	33,333
27 January 2005 to 27 July 2005	25,000
27 July 2005 to 27 January 2006	16,667
27 January 2006 to 27 January 2007	8,333
Thereafter	—

The aggregate maturities of long-term debt outstanding at 30 September 2003 are as follows:

Thousands of US dollars
Year ended 30 September 2004	7,500
Year ended 30 September 2005	5,000
Year ended 30 September 2006	8,333
Year ended 30 September 2007	8,333
Year ended 30 September 2008	8,333

Note 11: Taxes Payable

Thousands of US dollars	30 September 2003	30 September 2002
Value added tax	—	1,445
Income tax	3,777	1,176
Royalty	—	896
Mineral restoration tax	—	152
Road users tax	—	642
Unified production tax	1,552	6,703
Property taxes	586	1,121
Penalties and interest	1,784	219
Other taxes	159	—

Total taxes payable	7,858	12,354

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 12: Contributed Capital

Capital contributions are as follows:

Thousands of US dollars	30 September 2003	30 September 2002
OAO Minley	54,733	54,733
YUKOS	27,785	—
Harvest Natural Resources	—	27,785

Total contributed capital	82,518	82,518

All capital contributions have been made since inception in accordance with the Company’s Foundation Document.

Reserves available for distribution to shareholders are based on the statutory accounting reports of the Company, which are prepared in accordance with Regulations on Accounting and Reporting of the Russian Federation and differ from US GAAP. Russian legislation identifies the basis of distribution as net income. For 2002, the current year statutory net income for the Company as reported in the annual statutory accounting reports was RR 772 million (2001: RR 551 million). However, current legislation and other statutory laws and regulations dealing with distribution rights are open to legal interpretation and, consequently, actual distributable reserves may differ from the amount disclosed. The Company cannot distribute capital while in default of its EBRD loan facility obligations (Note 10).

Note 13: Revenues

Revenues for the years ended 30 September 2003, 2002 and 2001, consisted of the following:

Thousand of US dollars	30 September 2003	30 September 2002	30 September 2001
Crude oil — export (Europe and CIS)	51,949	47,751	83,889
Crude oil — domestic	28,599	40,778	10,900
Gas condensate — domestic	1,176	—	—
Refined products — domestic	—	2,764	6,231
Other operating revenues	583	305	139

Total sales and other operating revenues	82,307	91,598	101,159

Note 14: Taxes

Presented below is a reconciliation between the provision for income taxes and taxes determined by applying the statutory tax rate as applied in the Russian Federation to income before income taxes.

Thousand of US dollars	30 September 2003	30 September 2002	30 September 2001
Income (loss) before income taxes	(87,691)	4,187	27,171

Theoretical income tax expense (benefit) at statutory rate (24% in 2002 and 2003; 35% in 2001)	(21,046)	1,005	9,509
Increase (reduction) due to:
Change in valuation allowance	17,192	80	1,810
Non-deductible expenses	1,860	2,894	2,693
Investment tax credits	(593)	(5,348)	(6,821)
Change in statutory tax rate	—	595	(750)
Tax penalties and interest	442	1,135	517
Other	(972)	(59)	(207)

Total income tax expense (benefit)	(3,117)	302	6,751

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 14: Taxes (continued)

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for statutory tax purposes. Net deferred tax assets are comprised of the following, at 30 September 2003 and 2002:

Thousand of US dollars	30 September 2003	30 September 2002
Inventories	(313)	93
Accounts receivable	121	258
Accounts payable and accrued liabilities	1,205	430
Losses carried forward	966	2,502
Property, plant and equipment	4,989	4,810

Total deferred tax assets	6,968	8,093
Less: Valuation allowance	(6,002)	(5,591)

Net deferred tax asset	966	2,502

Losses carried forward represent those losses for tax purposes which, according to legislation, the Company is permitted to offset against future taxable earnings in the periods up to 2008, and is subject to limitations of no more than 30% of the Company’s tax liabilities for the tax reporting period.

As at 30 September 2003, management of the Company have assessed the recoverability of the Company’s deferred tax assets and believe that it will be able to realise the tax losses carried forward. Accordingly, the Company has provided a valuation allowance as at 30 September 2003 and 2002, of USD 6,002 thousand and USD 5,591 thousand, respectively, against the remaining deferred tax assets.

Principal movements in the valuation allowance for deferred income tax assets (“DTA”) during the year ended 30 September 2003 are as follows:

Millions of US dollars
Valuation allowance, beginning of period	5.6
Increase related to DTA resulting from the December ceiling test writedown	12.0
Net other increase in DTA movements during the December quarter	1.0
Decrease due to application of EITF No. 92-4 and No. 92-8 effective 1 January 2003	(16.8)
Increase relating to DTA resulting from the March ceiling test writedown	3.2
Net other increase in DTA movements	1.0

Valuation allowance, end of period	6.0

As a result of the application of EITF No. 92-4 and No. 92-8, the valuation allowance related to property, plant and equipment was reduced to zero and a deferred tax liability of USD 8.1 million recorded on 1 January 2003 (Note 2), with no effect on income as the adjustment was recorded as part of the currency translation adjustment as of 1 January 2003. A subsequent ceiling test writedown in March resulted in the recognition of an additional deferred tax asset of USD 10.8 million of which USD 7.6 million and USD 3.2 million were credited as a deferred tax benefit and an increase to the DTA valuation allowance, respectively.

Deferred income tax assets are classified as follows:

Thousands of US dollars	30 September 2003	30 September 2002
Deferred income tax, current	966	1,806
Deferred income tax, non-current	—	696

Total net deferred tax asset	966	2,502

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 14: Taxes (continued)

Taxes other than income tax. The Company is subject to a number of taxes other than on income which are detailed below.

Thousands of US dollars	30 September 2003	30 September 2002	30 September 2001
Export duties	8,464	5,376	10,922
Excise tax	—	535	1,548
Royalty	—	2,254	4,867
Mineral restoration tax	377	885	4,596
Road users tax	203	860	1,427
Unified production tax	19,056	14,221	—
Property taxes	2,263	1,994	1,424
Taxes recovery	(7,017)	—	—
Other taxes	2,279	1,532	1,227

Total taxes other than income tax	25,625	27,657	26,011

Beginning 1 January 2002, mineral restoration tax, royalty tax and excise tax on crude oil production were abolished and replaced by the unified natural resources production tax. From 1 January 2004 through 31 December 2006, the base rate for the unified natural resources production tax is set at RR 347 per metric ton of crude oil produced, and is to be adjusted depending on the market price of Urals blend and the RR/USD exchange rate. The tax becomes nil if the Urals blend price falls to or below USD 8.00 per barrel. From 1 January 2007, the unified natural resources production tax rate is set by law at 16.5 percent of crude oil revenues recognized by the Company based on Tax Regulations of the Russian Federation.

During the year ended 30 September 2003, the Company pursued its claim of overpayment of mineral restoration taxes (MRT) paid during the period from 1999 to 2001 of approximately RR 211 million (USD 7.0 million), plus approximately RR 4 million (USD 0.1 million) in related penalties paid. During the year, the regional courts ruled in favour of the Company and, accordingly, the Company and the tax authorities agreed to offset the amounts awarded against the Company’s unified production taxes payable.

Note 15: Related Party Transactions

As of 30 September 2003 and 2002, the Company had the following balances with its stockholders. These balances are included in the balance sheet within accounts receivable, accounts payable and long-term debt as appropriate.

Thousand of US Dollars	30 September 2003	30 September 2002
Accounts receivable
Purneftegasgeologia and affiliated entities	19	63
Accounts payable
Purneftegasgeologia and affiliated entities	183	574
YUKOS	2,111	—
Harvest Natural Resources	—	3,354
Purneftegas and affiliated entities	—	22
Long-term debt
Harvest Natural Resources	—	2,500
YUKOS	2,500	—
Minley	5,000	5,000

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 15: Related Party Transactions (continued)

Harvest Natural Resources/YUKOS. During 2003 and 2002, Harvest provided insurance on behalf of the Company and personnel services to the Company for a total value of approximately USD 1,087 thousand (2002: USD 1,752 thousand). The remaining portion of the accounts payable balance outstanding relates to services provided in prior reporting periods. As part of the sale of Harvest’s interest in the Company to YUKOS, all balances owing by the Company to Harvest were transferred to YUKOS.

Purneftegasgeologia. During 2003, 2002 and 2001, Purneftegasgeologia and affiliated entities provided services to the Company for a total value of approximately nil, USD 2,414 thousand and USD 4,193 thousand, respectively. Services consisted of drilling, well maintenance and other related work. The Company sold crude oil for a total value of USD 19 thousand and USD 24 thousand during 2003 and 2002, respectively, and materials during 2003 and 2002 for a total value of approximately USD 726 thousand and USD 613 thousand, respectively.

Purneftegas. During 2002 and 2001, Purneftegas and affiliated companies provided well maintenance services and supplies to the Company for a total of approximately USD 312 thousand and USD 248 thousand, respectively. The Company sold materials to Purneftegas and affiliated entities during 2002 for a total value of approximately USD 260 thousand.

Minley. During 2002, the Company paid USD 4.9 million to Minley in settlement at face value of promissory notes originally issued to the Company’s suppliers and contractors.

During 2003, interest expense on shareholder loans of USD 99 thousand was incurred with respect to Minley and USD 49 thousand was incurred with respect to Harvest. At 30 September 2003 interest payable to Minley totalled USD 21 thousand (2002: USD 21 thousand) and interest payable to Harvest was USD 65 thousand (2002: USD 14 thousand).

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

Environmental matters. Environmental regulations and their enforcement are continually being considered by government authorities and the Company periodically evaluates its obligations related thereto. As obligations are determined, they are provided for over the estimated remaining lives of the related oil and gas reserves, or recognized immediately, depending on their nature. The existence of environmental liabilities under proposed or any future legislation, or as a result of stricter enforcement of existing legislation, cannot reasonably be estimated. Under existing legislation, management believes, there are no liabilities that would have a material adverse effect on the financial position, operating results or liquidity of the Company, and that have not been accrued in the financial statements.

LLC GEOILBENT
NOTES TO THE FINANCIAL STATEMENTS
(expressed in US Dollars except as indicated)

Note 16: Commitments and Contingent Liabilities (continued)

Oilfield licenses. The Company is subject to periodic reviews of its activities by governmental authorities with respect to the requirements of its oilfield licenses. Management of the Company correspond with governmental authorities to agree on remedial actions necessary to resolve any findings resulting from these reviews. Failure to comply with the terms of a license could result in fines, penalties or license limitation, suspension or revocation. The Company’s management believes any issues of non-compliance will be resolved through negotiations or corrective actions without any materially adverse effect on the Company’s financial position or results of operations.

Legal contingencies. The Company is claiming additional deductions relating to the fiscal periods from 1999 to 2001 amounting to approximately RR 330 million (USD 10.8 million). Management believe these deductions are permitted for companies operating in the northern regions of the Russian Federation and also deductions for certain interest paid during that period. Although the Company was successful in the initial hearing before the courts, the tax authorities have continued to challenge the Company’s position. As at 30 September 2003, the Company has not recorded any benefit relating to the above claims.

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

Insurance. At 30 September 2003 and 2002, the Company held limited insurance policies in relation to its assets and operations, or in respect of public liability or other insurable risks. Since the absence of insurance alone does not indicate that an asset has been impaired or a liability incurred, no provision has been made in the financial statements for unspecified losses.

LLC GEOILBENT
Supplemental Information on Oil and Natural Gas Producing Activities(unaudited)
(expressed in thousands US Dollars except as indicated)

Supplemental Information on Oil and Natural Gas Producing Activities(unaudited)

In accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” (“SFAS No. 69”), this section provides supplemental information on the Company’s oil and natural gas exploration and production activities. Tables I through III provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on our estimated proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows.

TABLE I — Total costs incurred in oil and natural gas acquisition, exploration and development activities:

	Year ended	Year ended	Year ended
Thousand of US Dollars	30 September 2003	30 September 2002	30 September 2001
Development costs	10,217	25,290	33,774
Exploration costs	3,040	1,465	6,100

Total costs incurred in oil and natural gas acquisition, exploration, and development activities	13,257	26,755	39,874

TABLE II — Capitalized costs related to oil and natural gas producing activities:

	As at	As at
Thousand of US Dollars	30 September 2003	30 September 2002
Proved property costs	302,214	277,659
Costs excluded from amortisation	—	800
Oilfield inventories	7,442	6,905
Less accumulated depletion and impairment	(212,745)	(92,470)

Total capitalised costs related to oil and natural gas producing activities	96,911	192,894

TABLE III — Results of operations for oil and natural gas producing activities:

In accordance with SFAS 69, results of operations for oil and natural gas producing activities do not include general corporate overhead and monetary effects, nor their associated tax effects. Income tax is based on statutory rates for the year, adjusted for tax deductions, tax credits and allowances.

	Year ended	Year ended	Year ended
Thousand of US Dollars	30 September 2003	30 September 2002	30 September 2001
Oil and natural gas sales	81,987	91,291	100,768
Expenses:
Operating, selling and distribution expenses and taxes other than on income	47,319	49,713	47,302
Depletion and amortization	18,278	27,168	14,918
Impairment of oil and gas properties	95,000	—	—
Income tax expense	6,098	5,750	11,006
Total expenses	166,695	82,631	73,226

Results of operations from oil and natural gas producing activities	(84,708)	8,660	27,542

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED)
(expressed in thousands US Dollars except as indicated)

TABLE IV — Quantities of oil and natural gas reserves

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions.

The Company’s oil and gas fields are situated on land belonging to the Government of the Russian Federation. The Company obtained licenses from the local authorities and pays unified production taxes to explore and produce oil and gas from these fields. Licenses will expire in September 2018 for the North Gubkinskoye field, and in March 2023 for the South Tarasovskoye field. However, under Paragraph 4 of the Russian Federal Law 20-FZ, dated 2 January 2000, the licenses may be extended over the economic life of the lease at the Company’s option. Management intends to extend such licenses for properties that are expected to produce subsequent to their expiry dates. Estimates of proved reserves extending past 2018 represent approximately 9 percent of total proved reserves.

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

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED)
(expressed in thousands US Dollars except as indicated)

Proved reserves-crude oil,
condensate and natural gas	Year ended	Year ended	Year ended
liquids (MBbls)	30 September 2003	30 September 2002	30 September 2001
Proved reserves beginning of year	74,575	87,259	95,924
Revisions of previous estimates	1,580	(10,163)	(16,454)
Extensions, discoveries and improved recovery	2,829	4,391	12,974
Production	(5,712)	(6,912)	(5,185)

Proved reserves, end of year	73,272	74,575	87,259

Proved developed reserves	35,344	38,824	46,052

TABLE V — Standardized measure of discounted future net cash flows related to proved oil and natural gas reserve quantities

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

	Year ended	Year ended	Year ended
Thousand of US Dollars	30 September 2003	30 September 2002	30 September 20
Future cash inflow	1,416,343	1,381,874	1,277,494
Future production costs	(676,419)	(599,277)	(739,221)
Future development costs	(107,841)	(119,725)	(108,882)

Future net revenue before income taxes	632,083	662,872	429,391
10% annual discount for estimated timing of cash flows	(293,965)	(318,079)	(190,788)

Discounted future net cash flows before income taxes	338,118	344,793	238,603
Future income taxes, discounted at 10% per annum	(68,126)	(71,442)	(30,815)

Standardized measure of discounted future net cash flows	269,992	273,351	207,788

LLC GEOILBENT
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED)
(expressed in thousands US Dollars except as indicated)

TABLE VI — Changes in the standardized measure of discounted future net cash flows from proved reserves

	Year ended	Year ended	Year ended
Thousand of US Dollars	30 September 2003	30 September 2002	30 September 2001
Present value at beginning of period	273,351	207,788	337,426
Sales of oil and natural gas, net of related costs	(60,030)	(69,541)	(54,015)
Revisions to estimates of proved reserves:
Net changes in prices, development and production costs	(16,242)	225,132	(107,356)
Quantities	9,346	(29,432)	(71,709)
Extensions, discoveries and improved recovery, net of future costs	3,663	5,974	55,197
Accretion of discount	34,479	23,862	41,224
Net change of income taxes	3,316	3,367	43,994
Development costs incurred	13,257	26,468	37,953
Changes in timing and other	8,852	(120,267)	(74,926)

Present value at end of period	269,992	273,351	207,788

EXHIBIT INDEX

Exhibits	Description of Exhibit

3.1	Certificate of Incorporation filed September 9, 1988 (Incorporated by reference to Exhibit 3.1 to our Registration Statement (Registration No. 33-26333)).

3.2	Amendment to Certificate of Incorporation filed June 7, 1991 (Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-39214)).

3.3	Amended and Restated Bylaws as of December 11, 2003.

4.1	Form of Common Stock Certificate (Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-26333)).

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Rights Agreement between Benton Oil and Gas Company and First Interstate Bank, Rights Agent dated April 28, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

10.1	Form of Employment Agreements (Exhibit 10.19)(Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-26333)).

10.2	Operating Service Agreement between Benton Oil and Gas Company and Lagoven, S.A., which has been subsequently combined into PDVSA Petroleo y Gas, S.A., dated July 31, 1992, (portions have been omitted pursuant to Rule 406 promulgated under the Securities Act of 1933 and filed separately with the Securities and Exchange Commission—Exhibit 10.25)(Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-52436)).

Exhibits	Description of Exhibit

10.3	Indenture dated November 1, 1997 between Benton Oil and Gas Company and First Trust of New York, National Association, Trustee related to an aggregate of $115,000,000 principal amount of 9 3/8 percent Senior Notes due 2007 (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 1997, File No. 1-10762).

10.4	Note payable agreement dated March 8, 2001 between Benton-Vinccler, C.A. and Banco Mercantil, C.A. related to a note in the principal amount of $6,000,000 with interest at LIBOR plus five percent, for financing of Tucupita Pipeline (Incorporated by reference to Exhibit 10.24 to our Form 10-Q, filed on May 15, 2001, File No. 1-10762).

10.5	Change of Control Severance Agreement effective May 4, 2001 (Incorporated by reference to Exhibit 10.26 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

10.6	Alexander E. Benton Settlement and Release Agreement effective May 11, 2001 (Incorporated by reference to Exhibit 10.27 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

10.7	First Amendment to Change of Control Severance Plan effective June 5, 2001 (Incorporated by reference to Exhibit 10.31 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

10.8	Sale and Purchase Agreement dated February 27, 2002 between Benton Oil and Gas Company and Sequential Holdings Russian Investors Limited regarding the sale of Benton Oil and Gas Company’s 68 percent interest in Arctic Gas Company. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on March 28, 2002, File No. 1-10762.)

10.9	2001 Long Term Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to our S-8 (Registration Statement No. 333-85900)).

10.10	Addendum No. 2 to Operating Services Agreement Monagas SUR dated 19th September, 2002. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.11	Bank Loan Agreement between Banco Mercantil, C.A. and Benton-Vinccler C.A. dated October 1, 2002. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.12	Guaranty issued by Harvest Natural Resources, Inc. dated September 26, 2002. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.13	Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Peter J. Hill. (Incorporated by reference to Exhibit 10.10 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.14	Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.11 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.15	Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Kerry R. Brittain. (Incorporated by reference to Exhibit 10.12 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.16	Employment Agreement dated August 1, 2002 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.13 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.17	Sale and Purchase Agreement dated September 26, 2003, between Harvest Natural Resources, Inc. and Yukos Operational Holding Limited regarding the sale of our 34 percent minority equity investment in LLC Geoilbent. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 10, 2003, File No. 1-10762.)

10.18	Employment Agreement dated November 17, 2003 between Harvest Natural Resources, Inc.

Exhibits	Description of Exhibit

and Karl L. Nesselrode.

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP - Houston

23.2	Consent of ZAO PricewaterhouseCoopers Audit - Moscow

23.3	Consent of Ryder Scott Company, LP

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications accompanying the annual report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.