Form 10-Q
period 2004-03-31
HARVEST NATURAL RESOURCES INC
filed 2004-05-07
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 2004 or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            for the transition period from_____ to ___

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

                                 Yes [X] No [ ]

At May 3, 2004, 35,942,161 shares of the Registrant's Common Stock were outstanding.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I    FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS
                  Unaudited Consolidated Balance Sheets at March 31, 2004
                       and December 31, 2003.......................................    3
                  Unaudited Consolidated Statements of Operations and
                       Comprehensive Income for the Three Months
                       Ended March 31, 2004 and 2003...............................    4
                  Unaudited Consolidated Statements of Cash Flows for the Three
                       Months Ended March 31, 2004 and 2003........................    5
                  Notes to Consolidated Financial Statements.......................    6

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.................................................   13

    Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............   16

    Item 4.  CONTROLS AND PROCEDURES...............................................   16

PART II      OTHER INFORMATION

    Item 1.  LEGAL PROCEEDINGS.....................................................   17

    Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................   17

    Item 3.  DEFAULTS UPON SENIOR SECURITIES.......................................   17

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   17

    Item 5.  OTHER INFORMATION.....................................................   17

    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................   17

SIGNATURES.........................................................................   18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2004          2003
                                                                                         ---------    ------------
                                                                                              (in thousands)
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents ....................................................   $ 147,239    $    138,660
        Restricted cash ..............................................................          12              12
        Accounts and notes receivable:
               Accrued oil and gas sales .............................................      38,910          32,766
               Joint interest and other, net .........................................      10,956          11,197
        Prepaid expenses and other ...................................................       1,391             805
                                                                                         ---------    ------------
             TOTAL CURRENT ASSETS ....................................................     198,508         183,440
RESTRICTED CASH ......................................................................          16              16
OTHER ASSETS .........................................................................       2,577           2,080
DEFERRED INCOME TAXES ................................................................       4,749           4,749
PROPERTY AND EQUIPMENT:
        Oil and gas properties (full cost method - costs of $2,900
               excluded from amortization in 2004 and 2003, respectively) ............     594,276         593,622
        Furniture and fixtures .......................................................       8,917           8,948
                                                                                         ---------    ------------
                                                                                           603,193         602,570
        Accumulated depletion, depreciation and amortization .........................    (426,548)       (418,507)
                                                                                         ---------    ------------
                                                                                           176,645         184,063
                                                                                         ---------    ------------
                                                                                         $ 382,495    $    374,348
                                                                                         =========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable, trade and other ............................................   $   1,524    $      4,163
        Accounts payable, related party ..............................................      10,813          10,557
        Accrued expenses .............................................................      12,208          15,069
        Accrued interest payable .....................................................       3,408           1,427
        Income taxes payable .........................................................      10,224           8,647
        Current portion of long-term debt ............................................       5,075           6,367
                                                                                         ---------    ------------
             TOTAL CURRENT LIABILITIES ...............................................      43,252          46,230
LONG-TERM DEBT .......................................................................      96,533          96,833
ASSET RETIREMENT LIABILITY ...........................................................       1,459           1,459
COMMITMENTS AND CONTINGENCIES ........................................................          --              --
MINORITY INTEREST ....................................................................      32,679          30,113
STOCKHOLDERS' EQUITY:
        Preferred stock, par value $0.01 a share; authorized 5,000 shares;
               outstanding, none .....................................................          --              --
        Common stock, par value $0.01 a share; authorized 80,000 shares; issued 36,582
               shares at March 31, 2004 and 36,405 shares at December 31, 2003 .......         366             364
        Additional paid-in capital ...................................................     176,401         175,051
        Retained earnings ............................................................      35,044          27,537
        Treasury stock, at cost, 730 shares March 31, 2004 and
               December 31, 2003, respectively .......................................      (3,239)         (3,239)
                                                                                         ---------    ------------
             TOTAL STOCKHOLDERS' EQUITY.............. ................................     208,572         199,713
                                                                                         ---------    ------------
                                                                                         $ 382,495    $    374,348
                                                                                         =========    ============

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                   FIRST QUARTER
                                                                        -----------------------------------
                                                                              2004               2003
                                                                        ----------------   ----------------
                                                                       (in thousands, except per share data)
REVENUES
        Oil sales....................................................   $         30,808   $         19,390
        Gas sales....................................................              7,989                 --
        Ineffective hedge activity...................................                 --               (565)
                                                                        ----------------   ----------------
                                                                                  38,797             18,825
                                                                        ----------------   ----------------
EXPENSES
        Operating expenses...........................................              7,339              6,515
        Depletion, depreciation and amortization.....................              8,161              3,515
        General and administrative...................................              3,635              3,224
        Taxes other than on income...................................              1,194                647
                                                                        ----------------   ----------------
                                                                                  20,329             13,901
                                                                        ----------------   ----------------
INCOME FROM OPERATIONS...............................................             18,468              4,924

OTHER NON-OPERATING INCOME (EXPENSE)
        Investment earnings and other................................                303                278
        Interest expense.............................................             (2,489)            (2,668)
        Net gain (loss) on exchange rates............................               (609)               526
                                                                        ----------------   ----------------
                                                                                  (2,795)            (1,864)
                                                                        ----------------   ----------------
INCOME FROM CONSOLIDATED COMPANIES BEFORE INCOME TAXES AND MINORITY
        INTERESTS....................................................             15,673              3,060
INCOME TAX EXPENSE...................................................              5,600              1,056
                                                                        ----------------   ----------------
INCOME BEFORE MINORITY INTERESTS.....................................             10,073              2,004

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES...............              2,566                887
                                                                        ----------------   ----------------
INCOME FROM CONSOLIDATED COMPANIES...................................              7,507              1,117

EQUITY IN NET LOSS OF AFFILIATED COMPANIES...........................                 --            (16,575)
                                                                        ----------------   ----------------
NET INCOME (LOSS)....................................................   $          7,507   $        (15,458)
                                                                        ================   ================
OTHER COMPRENSIVE INCOME:  UNREALIZED MARK TO MARKET GAIN FROM CASH
        FLOW HEDGING ACTIVITIES, NET OF TAX .........................                 --              2,614
                                                                        ----------------   ----------------
                                                                        $          7,507   $        (12,844)
                                                                        ================   ================
NET INCOME (LOSS) PER COMMON SHARE:
        Basic........................................................   $           0.21   $          (0.44)
                                                                        ================   ================
        Diluted......................................................   $           0.20   $          (0.44)
                                                                        ================   ================


          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       FIRST QUARTER
                                                                                                 -------------------------
                                                                                                     2004          2003
                                                                                                 ------------   ----------
                                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (Loss).....................................................................   $      7,507   $  (15,458)
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depletion, depreciation and amortization.......................................          8,161        3,515
               Amortization of financing costs................................................             76          140
               Equity in losses of affiliated companies.......................................             --       16,575
               Allowance for employee notes and accounts receivable...........................             --           51
               Non-cash compensation-related charges..........................................             96           42
               Minority interest in undistributed earnings of subsidiaries....................          2,566          887
               Deferred income taxes..........................................................             --         (667)
        Changes in Operating Assets and Liabilities:
               Accounts and notes receivable..................................................         (5,903)       5,896
               Prepaid expenses and other.....................................................           (586)         378
               Commodity hedging contract.....................................................             --       (6,875)
               Accounts payable...............................................................         (2,639)       2,335
               Accounts payable, related party................................................            256          271
               Accrued expenses...............................................................         (2,861)        (664)
               Accrued interest payable.......................................................          1,981        2,231
               Asset retirement liability.....................................................             --        4,263
               Commodity hedging contract payable.............................................             --         (430)
               Income taxes payable...........................................................          1,577       (1,315)
                                                                                                 ------------   ----------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES...............................         10,231       11,175
                                                                                                 ------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions of property and equipment...................................................           (743)     (12,505)
        Investment in and advances to affiliated companies....................................             --         (497)
        Decrease in restricted cash...........................................................             --        1,800
        Purchases of marketable securities....................................................             --     (200,332)
        Maturities of marketable securities...................................................             --      200,650
        Investment costs......................................................................           (573)          22
                                                                                                 ------------   ----------
                      NET CASH USED IN INVESTING ACTIVITIES...................................         (1,316)     (10,862)
                                                                                                 ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from exercise of stock options...........................................          1,256          120
        Purchase of treasury stock............................................................             --         (404)
        Payments of notes payable.............................................................         (1,592)      (2,767)
                                                                                                 ------------   ----------
                      NET CASH USED IN FINANCING ACTIVITIES...................................           (336)      (3,051)
                                                                                                 ------------   ----------
                      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................          8,579       (2,738)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................................        138,660       64,501
                                                                                                 ------------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................................   $    147,239   $   61,763
                                                                                                 ============   ==========
SUPPLEMENTAL DISCLOSURES OR CASH FLOW INFORMATION
        Cash paid during the period for interest..............................................   $      1,285   $    2,071
                                                                                                 ============   ==========
        Cash paid during the period for income taxes..........................................   $        913   $      864
                                                                                                 ============   ==========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FIRST QUARTER 2004 AND 2003 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

      In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the first quarter 2004 and 2003. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2003, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

ORGANIZATION

      Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela (through our subsidiary Benton-Vinccler C.A. or "Benton-Vinccler") and, until September 25, 2003, through our minority equity investment in LLC Geoilbent ("Geoilbent"), a Russian entity.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions and balances have been eliminated. We accounted for our investment in Geoilbent prior to the sale of our minority equity investment based on a fiscal year ending September 30, 2003.

MINORITY INTERESTS

      We record a minority interest attributable to the minority shareholder of our Venezuela subsidiaries. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.

COMPREHENSIVE INCOME

      Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. We reflected unrealized mark-to-market gains from cash flow hedging activities as other comprehensive income during the first quarter 2003 and, in accordance with SFAS 130, have provided a separate line in the unaudited consolidated statement of operations.

DERIVATIVES AND HEDGING

      Statement of Financial Accounting Standards No. 133 ("SFAS 133"), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives are recorded on the balance sheet at fair value. To the extent that the hedge is determined to be effective, changes in the fair value of derivatives for qualifying cash flow hedges are recorded each period in other comprehensive income. Our derivatives have been designated as cash flow hedge transactions in which we hedge the variability of cash flows related to forecasted transactions. The changes in the fair value of these derivative instruments have been reported in other comprehensive income because the highly effective test was met, and have been reclassified to earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.

      Benton-Vinccler hedged a portion of its 2003 oil sales by purchasing a WTI crude oil "put" to protect its 2003 cash flow. The put was for 10,000 barrels of oil per day for the period of March 1, 2003 through December 31, 2003. This put qualified under the highly effective test and the mark-to-market gain at March 31, 2003 was included in other comprehensive income. Due to the pricing structure for our Venezuela oil, the put had the economic effect of hedging approximately 20,800 barrels of oil per day. The put cost was $2.50 per barrel, or $7.7 million, and had a strike price of $30.00 per barrel. The notional amount of each financial instrument was based on expected sales of crude oil production from existing and future development wells and the related incremental oil production associated with the production of natural gas. Oil sales for the three months ended March 31, 2003 included $0.8 million loss in amortization of the put option cost.

      From time to time, we use hedging instruments to protect our projected investment return and cash flow by reducing the impact of a downward crude oil price movement. Currently, we have no hedging instruments in place for our 2004 production, but we continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

ASSET RETIREMENT LIABILITY

      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). In January 2003, as a result of adopting this statement, Benton-Vinccler recorded under the full cost method of accounting for oil and gas properties an increase in oil and gas properties and a corresponding liability in the amount of $4.3 million. This asset retirement obligation is associated with the plugging and abandonment of certain wells in Venezuela. SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the first quarter 2004 and 11 wells were abandoned in 2003. Accretion expense related to the asset retirement obligation was approximately $10,000 for the first quarter 2004. Changes in asset retirement obligations during the first quarter 2004 and year ended December 31, 2003 were as follows:

                                                              March 31,      December, 31
                                                                2004             2003
                                                           --------------   --------------
Asset retirement obligations beginning of period           $        1,459   $           --
       Liabilities recorded during the period                          --            4,237
       Liabilities settled during the period                           --             (733)
       Revisions in estimated cash flows                               --           (2,125)
       Accretion expense                                               --               80
                                                           --------------   --------------
              Asset retirement obligations end of period   $        1,459   $        1,459
                                                           ==============   ==============

EARNINGS PER SHARE

      Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 35.8 million and 35.3 million for the first quarter 2004 and 2003, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 37.9 million and 35.3 million for the first quarter 2004 and 2003, respectively. In September 2002, our board of directors authorized the repurchase of up to one million shares of our common stock. No shares were repurchased in the first quarter 2004 and approximately 80,000 shares were repurchased in the first quarter 2003 for an aggregate price of $0.4 million.

      An aggregate of 1.5 million and 3.0 million options and warrants to purchase common stock were excluded from the earnings per share calculations because they were anti-dilutive for the first quarter 2004 and 2003, respectively.

STOCK-BASED COMPENSATION

      At March 31, 2004, we had several stock-based employee compensation plans, which are more fully described in Note 6 in our Annual Report on Form 10-K for the year ended 2003. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the first quarter 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS
123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                        FIRST QUARTER
                                                                     2004          2003
                                                                  ----------   ------------
                                                                       (in thousands)
Net income (loss), as reported.................................   $    7,507   $    (15,458)
Add: Stock based employee compensation cost,
   net of tax..................................................           96             42
Less:  Total stock-based employee compensation
   cost determined under fair value based
   method, net of tax..........................................         (251)          (243)
                                                                  ----------   ------------
Net income (loss) - proforma...................................   $    7,352   $    (15,659)
                                                                  ==========   ============
Earnings (loss) per share:
         Basic - as reported...................................   $     0.21   $      (0.44)
                                                                  ==========   ============
         Basic - proforma......................................   $     0.21   $      (0.44)
                                                                  ==========   ============
         Diluted - as reported.................................   $     0.20   $      (0.44)
                                                                  ==========   ============
         Diluted - proforma....................................   $     0.19   $      (0.44)
                                                                  ==========   ============

NOTE 2 - LONG-TERM DEBT

LONG-TERM DEBT

Long-term debt consists of the following:
                                                                      MARCH 31,       DECEMBER 31,
                                                                        2004             2003
                                                                   ---------------   -------------
                                                                           (in thousands)
Senior unsecured notes with interest at 9.375%..................   $        85,000   $      85,000
Note payable with interest at 6.4%..............................             2,400           2,700
Note payable with interest at 7.4%..............................            14,208          15,500
                                                                   ---------------   -------------
                                                                           101,608         103,200
Less current portion............................................             5,075           6,367
                                                                   ---------------   -------------
                                                                   $        96,533   $      96,833
                                                                   ===============   =============

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

      At March 31, 2004, we and Benton-Vinccler were in compliance with all covenants under our respective borrowing obligations.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

      Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Benton-Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May 2003 by Excel alleging, among other things, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys' fees. The Court has abated the suit pending final judgment of a case pending in Louisiana to which we are not a party. We dispute Excel's claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.

NOTE 4 - TAXES

TAXES OTHER THAN ON INCOME

      Benton-Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. We have incurred the following Venezuelan municipal taxes and other taxes:

                                                       FIRST QUARTER
                                                    2004           2003
                                                ------------   -----------
                                                      (in thousands)
Venezuelan Municipal Taxes..................    $        888   $       513
Franchise Taxes.............................             129            27
Payroll and Other Taxes.....................             177           107
                                                ------------   -----------
                                                $      1,194   $       647
                                                ============   ===========

TAXES ON INCOME

      At December 31, 2003, we had, for U.S. federal income tax purposes, operating loss carryforwards of approximately $58.4 million expiring in the years 2018 through 2022. Income tax expense represents foreign taxes attributable to our Venezuela operations.

      We do not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of our ongoing business.

NOTE 5 - OPERATING SEGMENTS

      We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela operating segment are derived from the production and sale of oil and natural gas. Operations included under the heading "United States and other" include corporate management, exploration and production activities, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and other segment and are not allocated to other operating segments:

                                            FIRST QUARTER
                                           2004        2003
                                         --------    --------
                                            (in thousands)
OPERATING SEGMENT REVENUES
Oil and Gas Sales:
        Venezuela ....................   $ 38,797    $ 18,825
                                         --------    --------
               Total oil and gas sales     38,797      18,825
                                         --------    --------

OPERATING SEGMENT INCOME (LOSS)
        Venezuela ....................     10,263       3,538
        Russia .......................       (537)    (16,158)
        United States and other ......     (2,219)     (2,838)
                                         --------    --------
               Net income (loss) .....   $  7,507    $(15,458)
                                         ========    ========

                                    MARCH 31,    DECEMBER 31,
                                      2004           2003
                                    ---------    ------------
                                         (in thousands)
OPERATING SEGMENT ASSETS
        Venezuela ...............   $ 250,920    $    241,855
        Russia ..................         369             237
        United States and other .     182,123         180,768
                                    ---------    ------------
                                      433,412         422,860
        Intersegment eliminations     (50,917)        (48,512)
                                    ---------    ------------
                                    $ 382,495    $    374,348
                                    =========    ============

NOTE 6 - RUSSIAN OPERATIONS

GEOILBENT

      On September 25, 2003, we sold our minority equity investment in Geoilbent to Yukos Operational Holding Limited for $69.5 million plus the repayment of the subordinated loan and certain payables owed to us by Geoilbent in the amount of $5.5 million. Prior to the sale, we owned 34 percent of Geoilbent, a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the West Siberia region of Russia. Our minority equity investment in Geoilbent was accounted for using the equity method and was based on a fiscal year ending September 30. Sales quantities attributable to Geoilbent for the three months ended December 31, 2002 were 1.5 million barrels (1.0 million domestic and 0.5 million export). Prices for crude oil for the three months ended December 31, 2002 averaged $14.65 ($10.09 domestic and $22.79 export) per barrel. Depletion expense attributable to Geoilbent for the three months ended December 31, 2002 was $3.32 per barrel. All amounts represent 100 percent of Geoilbent. Summarized financial information for Geoilbent follows:

STATEMENT OF OPERATIONS:

                                                            THREE MONTHS ENDED
                                                            DECEMBER 31, 2002
                                                            ------------------
                                                             (in thousands)
Revenues
       Oil sales.........................................   $          21,921
Expenses
       Selling and distribution expenses.................               1,046
       Operating expenses................................               4,356
       Impairment of oil and gas properties..............              50,000
       Depletion, depreciation and amortization..........               5,691
       General and administrative........................               1,545
       Taxes other than on income........................               7,963
                                                            -----------------
                                                                       70,601
                                                            -----------------

Loss from operations.....................................             (48,680)
Other Non-Operating Income (Expense)
       Other income......................................                (574)
       Interest expense..................................                (479)
       Net gain on exchange rates........................                 113
                                                            -----------------
                                                                         (940)
                                                            -----------------

Loss before income taxes.................................             (49,620)

Income tax benefit.......................................                (870)

                                                            -----------------
Net loss.................................................   $         (48,750)
                                                            =================

      Due to low Russian domestic oil prices, the net present value of Geoilbent's proved reserves at December 31, 2002 were lower than Geoilbent's unamortized capitalized cost of its oil and gas properties at that date. As a result, Geoilbent recorded a $50 million full cost ceiling test impairment in the three months ended December 31, 2002.

      As of September 30, 2002, the Geoilbent shareholders had provided Geoilbent with subordinated loans totaling $7.5 million (2.5 million from us). These loans were unsecured and repayable in January 2004. The loan by us was repaid as part of the sale of our minority equity investment in Geoilbent.

NOTE 7 - RELATED PARTY TRANSACTIONS

      We have entered into construction service agreements with Venezolana International, S.A. ("Vinsa"). Vinsa is an affiliate of Venezolana de Inversionesy Construcciones Clerico, C.A., which owns 20 percent of Benton-Vinccler. Vinsa provided $0.4 million and $0.1 million in construction services on our Venezuelan gas pipeline and field operations for the first quarter 2004 and 2003, respectively.

      We have entered into a consulting agreement with Oil & Gas Technology Consultants Inc. ("OGTC") to provide operational and technical assistance in Venezuela. OGTC is an affiliate of Venezolana de Inversionesy Construcciones Clerico, C.A., which owns 20 percent of Benton-Vinccler. Payment for services is due when earnings are not reinvested in Benton-Vinccler operations. Expenses related to this consulting agreement were $0.4 million and $0.3 million for the first quarter 2004 and 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Harvest Natural Resources, Inc. ("Harvest" or the "Company") cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words "budget", "anticipate", "expect", "believes", "goals", "projects", "plans", "anticipates", "estimates", "should", "could", "assume" and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our substantial concentration of operations in Venezuela, the political and economic risks associated with international operations, the anticipated future development costs for our undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company's ability to acquire oil and gas properties that meet its objectives, changes in operating costs, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our 2003 Annual Report on form 10-K, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.

MANAGEMENT, OPERATIONAL AND FINANCIAL RESTRICTIONS

      On September 25, 2003, we closed the Sale and Purchase Agreement to sell our entire 34 percent minority equity investment in LLC Geoilbent ("Geoilbent"), to Yukos Operational Holding Limited, a Russian oil and gas company, for $69.5 million plus $5.5 million as repayment of intercompany loans and outstanding accounts payable owed to us by Geoilbent. The terms of our 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes") require that net cash proceeds in excess of $25 million from the sale of Geoilbent must be invested in the oil and gas business within one year of the sale, or any amount not so invested must be used to repay or prepay the 2007 Notes or certain debts of subsidiaries. We intend to reinvest the proceeds in oil and gas growth opportunities in Russia and Venezuela, retire debt or use the proceeds for other corporate purposes.

CAPITAL RESOURCES AND LIQUIDITY

      Debt Reduction. We currently have a significant debt principal obligation payable in 2007 ($85 million). We intend to continue to evaluate open market debt purchases to reduce our 2007 Notes outstanding.

      Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                   FIRST QUARTER
                                           ------------------------------
                                               2004             2003
                                           -------------   --------------
                                                   (in thousands)
Net cash provided by operating activities  $      10,231   $       11,175
Net cash used in investing activities             (1,316)         (10,862)
Net cash used in financing activities               (336)          (3,051)
                                           -------------   --------------
Net increase (decrease) in cash            $       8,579   $       (2,738)
                                           =============   ==============

      At March 31, 2004, we had current assets of $198.5 million and current liabilities of $43.3 million, resulting in working capital of $155.2 million and a current ratio of 4.6:1. This compares with a working capital of $137.2 million and a current ratio of 4.0:1 at December 31, 2003. The increase in working capital of $18.0 million was primarily due to the addition of natural gas sales in Venezuela and the increase in oil sales volumes.

      Cash Flow from Operating Activities. During the first quarter 2004 and 2003, net cash provided by operating activities was approximately $10.2 million and $11.2 million, respectively. The $1.0 million decrease was due to gas project payments and the crude oil put amortization. We will also be required to make annual interest payments of approximately $8.0 million on the 2007 Notes.

      Cash Flow from Investing Activities. During the first quarter 2004 and 2003, we had drilling and production-related capital expenditures of approximately $0.7 million and $12.5 million, respectively. The timing and size of capital expenditures for the South Monagas Unit are at our discretion. Our remaining capital commitments worldwide support our search for new acquisitions, are relatively minimal and are substantially at our discretion.

      We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

      Cash Flow from Financing Activities. During the first quarter 2004, Benton-Vinccler repaid $1.6 million of its U.S. dollar debt. During the first quarter 2003, Benton-Vinccler repaid all of its Bolivar Denominated debt ($2.2 million) and $0.6 million of its U.S. dollar debt which was an acceleration of the next two principal payments.

RESULTS OF OPERATIONS

      You should read the following discussion of the results of operations for the first quarter 2004 and 2003 and the financial condition as of March 31, 2004 and December 31, 2003 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2003.

FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003

      Our results of operations for the first quarter 2004 primarily reflected the results for Benton-Vinccler in Venezuela, which accounted for all of our production and sales revenue. Our revenues increased $20.0 million, or 51 percent, during the first quarter 2004 compared with the first quarter 2003. This was due to the addition of natural gas sales as well as higher crude oil prices and volumes in Venezuela. The first quarter of 2003 was affected by the shut-in of the production in Venezuela during all of January and part of February due to the national work stoppage.

      Oil sales quantities for the first quarter 2004 from Venezuela were 21,000 barrels of oil per day ("BOPD") compared with 13,600 BOPD for the first quarter 2003. Oil revenue per barrel increased 5 percent (from $15.34 in 2003 to $16.10 in 2004) and oil sales quantities increased 36 percent (from 1.2 million barrels ["MMBbls"] of oil in 2003 to 1.9 MMBbls of oil in 2004) during the first quarter 2004 compared with the first quarter 2003. Natural gas sales quantities for the first quarter 2004 from Venezuela were 85 million cubic feet ("Mcf") of gas per day (7.8 billion cubic feet ["BCF"] of gas in 2004).

      Our operating expenses increased $0.8 million, or 11 percent, during the first quarter 2004 compared with the first quarter 2003. This was primarily due to increased production. Depletion, depreciation and amortization increased $4.6 million, or 57 percent, during the first quarter 2004 compared with the first quarter 2003 due to increased production at the South Monagas Unit. Depletion expense per barrel of oil equivalent produced from Venezuela during the first quarter 2004 was $2.41 compared with $2.57 during the first quarter 2003 primarily due to reduced future development costs. General and administrative expenses during the first quarter 2004 were relatively consistent with that of the first quarter 2003. Taxes other than on income increased during the first quarter 2004 compared with the first quarter 2003. This was primarily due to increased Venezuelan municipal taxes which are a function of oil and gas revenues.

      Interest expense during the first quarter 2004 was relatively consistent with that of the first quarter 2003. Net loss on exchange rates increased $1.1 million for the first quarter 2004 compared with the first quarter 2003. This was due to Venezuela Government currency controls imposed in February 2003 which fixed the official exchange rate at 1,600 Venezuelan Bolivars for each U.S. Dollar. In February 2004, the official exchange rate was adjusted to 1,920 Venezuelan Bolivars for each U.S. Dollar. We realized income before income taxes and minority interest of $15.7 million during the first quarter 2004 compared with income of $3.1 million in first quarter 2003. Income tax expense increased $4.5 million due to the higher pre-tax income. The effective tax rate remained relatively consistent from the first quarter 2003 compared to the first quarter 2004. The income attributable to the minority interest increased $8.1 million for the first quarter 2004 compared with the first quarter 2003. This increase was due to the increased production of Benton-Vinccler.

      Equity in net earnings of affiliated companies decreased $0.1 million during the first quarter 2004 compared with the first quarter 2003. This was due to the elimination of Geoilbent equity income on September 25, 2003, the date of its sale.

EFFECTS OF FOREIGN EXCHANGE RATES

      Our results of operations and cash flow are affected by changing oil prices. However, our South Monagas Unit oil sales are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes. This dampens both any upward and downward effects of changing prices on our Venezuelan oil sales and cash flows. If the price of oil increases, there could be an increase in our cost for drilling and related services because of increased demand, as well as an increase in oil sales. Fluctuations in oil and natural gas prices may affect our total planned development activities and capital expenditure program. On February 5, 2003, the Government of Venezuela fixed the exchange rate between the Bolivar and the U.S. dollar, and restricted the ability to exchange Venezuelan Bolivars for U.S. dollars and vice versa. Initially the exchange rate was fixed at 1,600 Venezuelan Bolivars for each U.S. dollar. On February 6, 2004, the official exchange rate was adjusted to 1,920 Venezuelan Bolivars for each U.S. dollar. Oil companies, such as Benton-Vinccler, are allowed to receive payments for oil sales in U.S. dollars and pay U.S. dollar-denominated expenses from those payments. The full amount of Benton-Vinccler's Bolivar denominated debt was repaid as of March 31, 2003. As of April 27, 2004, we have cash reserves of approximately $134.7 million and do not expect the Venezuelan currency conversion restriction to adversely affect our ability to meet our short-term loan obligations.

CONCLUSION

      While we can give you no assurance, we believe that our cash flow from operations and $134.7 million of cash (as of April 27, 2004) will provide sufficient capital resources and liquidity to fund execution of our business plan including capital expenditures and semiannual interest payment obligations for the next 12 months. Our expectation is based upon our current estimate of projected price levels, ability to remit funds from Benton-Vinccler and an assumption that there will be no material interruption in production or delays in the time periods between the submission of quarterly invoices to PDVSA by Benton-Vinccler and the subsequent payments of these invoices by PDVSA. Future cash flows are subject to a number of variables including, but not limited to, the level of production, prices, as well as various economic and political conditions which have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2003. Information about market risk for the first quarter 2004 does not differ materially from that discussed in the 2003 annual report.

ITEM 4. CONTROLS AND PROCEDURES

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

      Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation, as of March 31, 2004, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

      There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor have we been required to take any corrective actions with regard to any significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            See our Annual Report on Form 10-K for the year ended 2003 for a description of certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.

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

            3.3 Amended and Restated Bylaws as of December 11, 2003 (Incorporated by reference to Exhibit 3.3 to our Form 10-K filed on March 9, 2004, File No. 1-10762).

            4.1 Form of Common Stock Certificate (Previously filed as an exhibit to our S-1 Registration Statement) (Registration No. 33-26333).

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

(b)   Reports on Form 8-K

            On January 8, 2004, we furnished a Report on Form 8-K for a press release dated January 8, 2004 providing certain financial and operating guidance assumptions for 2004.

            On March 4, 2004, we furnished a Report on Form 8-K for a press release dated March 4, 2004 providing results of operations for the 4th quarter and year ended December 31, 2003.

            On March 4, 2004, we filed a Report on Form 8-K announcing our intention to file a Form 10-Q/A with the SEC for the second and third quarters of 2003 to reflect changes to our consolidated financial statements for the periods affected.

                                   SIGNATURES

      Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HARVEST NATURAL RESOURCES, INC.

Dated: May 7, 2004                 By:   /S/Peter J. Hill
                                         -------------------------------------
                                         Peter J. Hill
                                         President and Chief Executive Officer

Dated: May 7, 2004                 By:   /S/Steven W. Tholen
                                         -------------------------------------
                                         Steven W. Tholen
                                         Senior Vice President,
                                         Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

            3.1 Certificate of Incorporation filed September 9, 1988 (Incorporated by reference to Exhibit 3.1 to our Registration Statement (Registration No. 33-26333)).

            3.2 Amendment to Certificate of Incorporation filed June 7, 1991 (Previously filed as an exhibit to our S-1 Registration Statement (Registration No. 33-39214)).

            3.3 Amended and Restated Bylaws as of December 11, 2003 (Incorporated by reference to Exhibit 3.3 to our Form 10-K filed on March 9, 2004, File No. 1-10762).

            4.1 Form of Common Stock Certificate (Previously filed as an exhibit to our S-1 Registration Statement) (Registration No. 33-26333).

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