Form 10-Q
period 2004-06-30
HARVEST NATURAL RESOURCES INC
filed 2004-08-05
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended June 30, 2004 or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            for the transition period from ______ to _____

                          COMMISSION FILE NO. 1-10762

                          ---------------------------

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

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

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

                                   Yes [X] No [ ]

      At August 2, 2004, 36,060,628 shares of the registrant's common stock were outstanding.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I      FINANCIAL INFORMATION

  Item 1.   FINANCIAL STATEMENTS
               Unaudited Consolidated Balance Sheets at June 30, 2004
                    and December 31, 2003......................................     3
               Unaudited Consolidated Statements of Operations and
                    Comprehensive Income for the Three and Six Months
                    Ended June 30, 2004 and 2003...............................     4
               Unaudited Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2004 and 2003.............................     5
               Notes to Consolidated Financial Statements......................     6

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS................................    13

  Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK..................................................    17

  Item 4.   CONTROLS AND PROCEDURES............................................    17

PART II     OTHER INFORMATION

  Item 1.   LEGAL PROCEEDINGS..................................................    18

  Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..........................    18

  Item 3.   DEFAULTS UPON SENIOR SECURITIES....................................    18

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    18

  Item 5.   OTHER INFORMATION..................................................    18

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................    18

SIGNATURES.....................................................................    20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                           2004             2003
                                                                                         ---------      ------------
                                                                                              (in thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ....................................................      $ 156,991       $ 138,660
     Restricted cash ..............................................................             12              12
     Accounts and notes receivable:
         Accrued oil and gas sales ................................................         40,958          32,766
         Joint interest and other, net ............................................         10,647          11,197
     Prepaid expenses and other ...................................................          1,384             805
                                                                                         ---------       ---------
              TOTAL CURRENT ASSETS ................................................        209,992         183,440

RESTRICTED CASH ...................................................................             16              16
OTHER ASSETS ......................................................................          2,815           2,080
DEFERRED INCOME TAXES .............................................................          4,749           4,749
PROPERTY AND EQUIPMENT:
     Oil and gas properties (full cost method - costs of $2,900
         excluded from amortization in 2004 and 2003, respectively) ...............        602,583         593,622
     Furniture and fixtures .......................................................          9,129           8,948
                                                                                         ---------       ---------
                                                                                           611,712         602,570
     Accumulated depletion, depreciation and amortization .........................       (434,614)       (418,507)
                                                                                         ---------       ---------
                                                                                           177,098         184,063
                                                                                         ---------       ---------
                                                                                         $ 394,670       $ 374,348
                                                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade and other ............................................      $     626       $   4,163
     Accounts payable, related party ..............................................         10,809          10,557
     Accrued expenses .............................................................         17,485          15,069
     Accrued interest payable .....................................................          1,405           1,427
     Income taxes payable .........................................................         12,127           8,647
     Current portion of long-term debt ............................................          6,367           6,367
                                                                                         ---------       ---------
              TOTAL CURRENT LIABILITIES ...........................................         48,819          46,230
LONG-TERM DEBT ....................................................................         93,650          96,833
ASSET RETIREMENT LIABILITY ........................................................            750           1,459
COMMITMENTS AND CONTINGENCIES .....................................................             --              --
MINORITY INTEREST .................................................................         35,417          30,113
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none ........................................................             --              --
     Common stock, par value $0.01 a share; authorized 80,000 shares; issued 36,777
         shares at June 30, 2004 and 36,405 shares at December 31, 2003 ...........            368             364
     Additional paid-in capital ...................................................        177,613         175,051
     Retained earnings ............................................................         41,292          27,537
     Treasury stock, at cost, 730 shares June 30, 2004 and
         December 31, 2003, respectively ..........................................         (3,239)         (3,239)
                                                                                         ---------       ---------
              TOTAL STOCKHOLDERS' EQUITY ..........................................        216,034         199,713
                                                                                         ---------       ---------
                                                                                         $ 394,670       $ 374,348
                                                                                         =========       =========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                   -----------------------       -----------------------
                                                     2004           2003           2004           2003
                                                   --------       --------       --------       --------
                                                           (in thousands, except per share data)
REVENUES
     Oil sales                                     $ 32,977       $ 28,576       $ 63,785       $ 47,966
     Gas sales                                        8,420             --         16,409             --
     Ineffective hedge activity                          --             --             --           (565)
                                                   --------       --------       --------       --------
                                                     41,397         28,576         80,194         47,401
                                                   --------       --------       --------       --------

EXPENSES
     Operating expenses                               7,368          9,483         14,707         15,998
     Depletion, depreciation and amortization         8,198          5,710         16,359          9,225
     General and administrative                       4,372          3,747          8,007          6,971
     Gain on sale of long-lived assets                 (578)            --           (578)            --
     Taxes other than on income                       1,118            971          2,312          1,618
                                                   --------       --------       --------       --------
                                                     20,478         19,911         40,807         33,812
                                                   --------       --------       --------       --------

INCOME FROM OPERATIONS                               20,919          8,665         39,387         13,589

OTHER NON-OPERATING INCOME (EXPENSE)
     Investment earnings and other                      425            354            728            632
     Interest expense                                (2,448)        (2,642)        (4,937)        (5,310)
     Net gain (loss) on exchange rates                   (8)            --           (617)           525
                                                   --------       --------       --------       --------
                                                     (2,031)        (2,288)        (4,826)        (4,153)
                                                   --------       --------       --------       --------

INCOME FROM CONSOLIDATED
    COMPANIES BEFORE INCOME
    TAXES AND MINORITY INTERESTS                     18,888          6,377         34,561          9,436

INCOME TAX EXPENSE                                    9,902          3,104         15,502          4,160
                                                   --------       --------       --------       --------
INCOME BEFORE MINORITY INTERESTS                      8,986          3,273         19,059          5,276

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY COMPANIES                              2,738          1,216          5,304          2,102
                                                   --------       --------       --------       --------

INCOME FROM CONSOLIDATED COMPANIES                    6,248          2,057         13,755          3,174

EQUITY IN NET LOSSES
    OF AFFILIATED COMPANIES                              --        (13,470)            --        (30,045)
                                                   --------       --------       --------       --------

NET INCOME (LOSS)                                  $  6,248       $(11,413)      $ 13,755       $(26,871)
                                                   ========       ========       ========       ========

OTHR COMPREHENSIVE LOSS:  UNREALIZED
    MARK TO MARKET LOSS FROM CASH FLOW
    HEDGING ACTIVITIES, NET OF TAX                       --         (3,001)            --           (387)
                                                   --------       --------       --------       --------
COMPREHENSIVE INCOME (LOSS)                        $  6,248       $(14,414)      $ 13,755       $(27,258)
                                                   ========       ========       ========       ========

NET INCOME (LOSS) PER COMMON SHARE:
     Basic                                         $   0.17       $  (0.32)      $   0.38       $  (0.76)
                                                   ========       ========       ========       ========
     Diluted                                       $   0.16       $  (0.32)      $   0.36       $  (0.76)
                                                   ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                        2004            2003
                                                                     ---------       ---------
                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...........................................   $  13,755       $ (26,871)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depletion, depreciation and amortization ................      16,359           9,225
         Amortization of financing costs .........................         152             281
         Gain on disposition of assets ...........................        (578)             --
         Equity in net losses of affiliated companies ............          --          30,045
         Allowance for employee notes and accounts receivable ....          --             103
         Non-cash compensation-related charges ...................         263             123
         Minority interest in consolidated subsidiary companies...       5,304           2,102
         Deferred income taxes ...................................          --            (667)
         Changes in operating assets and liabilities:
              Accounts and notes receivable ......................      (7,642)         (4,346)
              Prepaid expenses and other .........................        (579)          1,052
              Commodity hedging contract .........................          --          (4,600)
              Accounts payable ...................................      (3,537)           (494)
              Accounts payable, related party ....................         252             796
              Accrued expenses ...................................       2,416          12,767
              Accrued interest payable ...........................         (22)             34
              Asset retirement liability .........................        (709)          2,238
              Commodity hedging contract payable .................          --            (430)
              Income taxes payable ...............................       3,480           1,065
                                                                     ---------       ---------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES ......      28,914          22,423
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of long-lived assets .................         578              --
     Additions of property and equipment .........................      (9,394)        (35,450)
     Investment in and advances to affiliated companies ..........          --            (517)
     Decrease in restricted cash .................................          --           1,800
     Purchases of marketable securities ..........................          --        (256,058)
     Maturities of marketable securities .........................          --         283,446
     Investment costs ............................................        (887)           (362)
                                                                     ---------       ---------
              NET CASH USED IN INVESTING ACTIVITIES ..............      (9,703)         (7,141)
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options .................       2,303             159
     Purchase of treasury stock ..................................          --            (404)
     Payments on short-term borrowings and notes payable .........      (3,183)         (2,767)
                                                                     ---------       ---------
              NET CASH USED IN FINANCING ACTIVITIES ..............        (880)         (3,012)
                                                                     ---------       ---------

              NET INCREASE IN CASH AND CASH EQUIVALENTS ..........      18,331          12,270

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................     138,660          64,501
                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $ 156,991       $  76,771
                                                                     =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for interest expense ............   $   6,528       $   6,501
                                                                     =========       =========
     Cash paid during the period for income taxes ................   $   1,674       $   2,180
                                                                     =========       =========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

      In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the second quarter 2004 and 2003. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2003, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

ORGANIZATION

      Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela (through our subsidiary Harvest Vinccler C.A. or "Harvest Vinccler", formerly Benton Vinccler, C.A.) and, until September 25, 2003, through our minority equity investment in LLC Geoilbent ("Geoilbent"), a Russian entity. Effective May 3, 2004, Benton Vinccler, C.A.'s name was changed to Harvest Vinccler, C.A.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions and balances have been eliminated. We accounted for our investment in Geoilbent prior to the sale in September 2003 of our minority equity investment based on a fiscal year ending September 30, 2003.

MINORITY INTERESTS

      We record a minority interest attributable to the minority shareholder of our Venezuela subsidiaries. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.

COMPREHENSIVE INCOME

      Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. We reflected unrealized mark-to-market losses from cash flow hedging activities as other comprehensive loss during the second quarter 2003 and, in accordance with SFAS 130, have provided a separate line in the unaudited consolidated statement of operations.

DERIVATIVES AND HEDGING

      Statement of Financial Accounting Standards No. 133 ("SFAS 133"), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives are recorded on the balance sheet at fair value. To the extent that the hedge is determined to be effective, changes in the fair value of derivatives for qualifying cash flow hedges are recorded each period in other comprehensive income. Our derivatives have been designated as cash flow hedge transactions in which we hedge the variability of cash flows related to forecasted transactions. The changes in the fair value of these derivative instruments have been reported in other comprehensive income because the highly effective test was met, and have been reclassified to earnings in the period in which earnings were impacted by the variability of the cash flows of the hedged item.

      Harvest Vinccler hedged a portion of its 2003 oil sales by purchasing a WTI crude oil put to protect its 2003 cash flow. The put was for 10,000 barrels of oil per day for the period of March 1, 2003 through December 31, 2003. This put qualified under the highly effective test and the mark-to-market loss at June 30, 2003 was included in other comprehensive loss. Due to the pricing structure for our Venezuela oil, the put had the economic effect of hedging approximately 20,800 barrels of oil per day. The put cost was $2.50 per barrel, or $7.7 million, and had a strike price of $30.00 per barrel. The notional amount of the financial instrument was based on expected sales of crude oil production from existing and future development wells. Oil sales for the six months ended June 30, 2003 included $0.2 million loss in settlement on this hedge.

      From time to time, we use hedging instruments to protect our projected investment return and cash flow by reducing the impact of a downward crude oil price movement. Currently, we have no hedging instruments in place for our 2004 or 2005 production, but we continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

ASSET RETIREMENT LIABILITY

      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). In January 2003, as a result of adopting this statement, Harvest Vinccler recorded, under the full cost method of accounting for oil and gas properties, an increase in oil and gas properties and a corresponding liability in the amount of $4.3 million. This asset retirement obligation is associated with the plugging and abandonment of certain wells in Venezuela. SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. Nine wells were abandoned in the six months ended June 30, 2004 and 11 wells were abandoned in year ended December 31, 2003. Changes in asset retirement obligations during the six months ended June 30, 2004 and year ended December 31, 2003 were as follows:

                                                         June 30,    December, 31
                                                          2004           2003
                                                         -------     ------------
Asset retirement obligations beginning of period         $ 1,459       $    --
    Liabilities recorded during the period                    --         4,237
    Liabilities settled during the period                   (481)         (733)
    Revisions in estimated cash flows                       (267)       (2,125)
    Accretion expense                                         39            80
                                                         -------       -------
         Asset retirement obligations end of period      $   750       $ 1,459
                                                         =======       =======

EARNINGS PER SHARE

      Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 35.9 million for the three and six months ended 2004, respectively, and 35.2 million for the three and six months ended 2003. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 38.2 million and
38.0 million for the three and six months ended 2004, respectively, and 36.8 million and 35.2 million for the three and six months ended 2003, respectively. In September 2002, our board of directors authorized the repurchase of up to one million shares of our common stock. No shares were repurchased in 2004 and approximately 80,000 shares were repurchased in 2003 for an aggregate price of $0.4 million.

      An aggregate of 1.0 million options and warrants to purchase common stock were excluded from the earnings per share calculations because they were anti-dilutive for the three and six months ended 2004, respectively. An aggregate of 3.1 million and 2.9 million options and warrants to purchase common stock were excluded from the earnings per share calculations because they were anti-dilutive for the three and six months ended 2003.

STOCK-BASED COMPENSATION

      At June 30, 2004, we had several stock-based employee compensation plans, which are more fully described in Note 6 in our Annual Report on Form 10-K for the year ended 2003. In May 2004, our shareholders approved the 2004 Long Term Incentive Plan (the "Plan"). The Plan provides for the issuance of up to 1,750,000 shares of our common stock in satisfaction of exercised stock options, stock appreciation rights ("SARs") and restricted stock to eligible participants including employees, non-employee directors and consultants of our company or subsidiaries. Under the Plan, no more than 438,000 shares may be granted as restricted stock, and no individual may be granted more than 110,000 shares of restricted stock or 438,000 in options over the life of the Plan. The exercise price of stock options granted under the plan must be no less than the fair market value of our common stock on the date of grant. All options granted to date will vest ratably over a three-year period from their dates of grant and expire ten years from grant date. All restricted stock granted to date is subject to a restriction period of not less than 36 months during which the stock will be deposited with the Company and is subject to forfeiture under certain circumstances. The Plan also permits the granting of performance awards to eligible employees and consultants. Performance awards are paid only in cash and are based upon achieving established indicators of performance over an established period of time of at least one year. Performance awards granted under the Plan may not exceed $5.0 million in a calendar year and may not exceed $2.5 million to any one individual in a calendar year. In the event of a change in control, any restrictions on restricted stock will lapse, the indicators of performance under a performance award will be treated as having been achieved and any outstanding options and SARs will vest and become exercisable.

      Prior to 2003, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the three and six months ended 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                   ---------------------------       ---------------------------
                                                      2004             2003             2004             2003
                                                   ----------       ----------       ----------       ----------
                                                               (in thousands, except per share data)
Net income (loss), as reported                     $    6,248       $  (11,413)      $   13,755       $  (26,871)
Add:  Stock based employee compensation
    cost, net of tax                                      167               85              263              127
Less:  Total stock-based employee
    compensation cost determined
    under fair value based method, net of tax            (317)            (243)            (568)            (486)
                                                   ----------       ----------       ----------       ----------
Net income (loss) - proforma                       $    6,098       $  (11,571)      $   13,450       $  (27,230)
                                                   ==========       ==========       ==========       ==========
    Earnings (loss) per share:
         Basic - as reported                       $     0.17       $    (0.32)      $     0.38       $    (0.76)
                                                   ==========       ==========       ==========       ==========
         Basic - proforma                          $     0.17       $    (0.33)      $     0.38       $    (0.77)
                                                   ==========       ==========       ==========       ==========

         Diluted - as reported                     $     0.16       $    (0.32)      $     0.36       $    (0.76)
                                                   ==========       ==========       ==========       ==========
         Diluted - proforma                        $     0.16       $    (0.33)      $     0.35       $    (0.77)
                                                   ==========       ==========       ==========       ==========

      Stock options of 0.4 million and 0.1 million were exercised in the six months ended 2004 and 2003 with cash proceeds of $2.3 million and $0.2 million, respectively.

NOTE 2 - LONG-TERM DEBT

LONG-TERM DEBT

      Long-term debt consists of the following:

                                                    JUNE 30,    DECEMBER 31,
                                                      2004          2003
                                                    --------    ------------
                                                        (in thousands)
Senior unsecured notes with interest at 9.375%...   $ 85,000      $ 85,000
Note payable with interest at 6.4% ..............      2,100         2,700
Note payable with interest at 7.4% ..............     12,917        15,500
                                                    --------      --------
                                                     100,017       103,200

Less current portion ............................      6,367         6,367
                                                    --------      --------
                                                    $ 93,650      $ 96,833
                                                    ========      ========

      In November 1997, we issued $115.0 million in 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes"), of which we have repurchased $30.0 million. The terms of our 2007 Notes require net cash proceeds in excess of $25 million from the sale of Geoilbent must be invested in the oil and gas business within one year of sale or used to repay or prepay part of the 2007 Notes or certain debts of subsidiaries. We also have the option of redeeming all of the 2007 Notes.

      At June 30, 2004, we and Harvest Vinccler were in compliance with all covenants under our respective borrowing obligations.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

      We have employment contracts with five executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, tax reimbursement and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on May 31, 2006.

      In April 2004, we signed a ten-year lease for office space in Houston, Texas, for approximately $17,000 per month. We anticipate moving into the new space in August 2004. We lease 17,500 square feet of space in a California building that we no longer occupy under a lease agreement that expires in December 2004, all of which has been subleased for rents that approximate our lease costs.

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

      Harvest Vinccler has received a tax assessment from a tax inspector for the Uracoa municipality in which part of the South Monagas Unit is located. Harvest Vinccler has protested the tax assessment and the Uracoa municipality has one year to respond to our protest. We dispute the tax assessment and believe we have a substantial basis for our positions.

      We are a defendant in or otherwise involved in litigation incidental to our business. In the opinion of management, there is no litigation which is material to us.

NOTE 4 - TAXES

TAXES OTHER THAN ON INCOME

      Harvest Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. We have incurred the following Venezuelan municipal taxes and other taxes:

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,                JUNE 30,
                                ------------------      ------------------
                                 2004        2003        2004        2003
                                ------      ------      ------      ------
Venezuelan Municipal Taxes      $  869      $  827      $1,757      $1,340
Franchise Taxes                    120          57         249          84
Payroll and Other Taxes            129          87         306         194
                                ------      ------      ------      ------
                                $1,118      $  971      $2,312      $1,618
                                ======      ======      ======      ======

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

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                      JUNE 30,
                                      -----------------------       -----------------------
                                        2004           2003           2004           2003
                                      --------       --------       --------       --------
SEGMENT REVENUES
Oil and gas sales:
    Venezuela                         $ 41,397       $ 28,576       $ 80,194       $ 47,401
                                      --------       --------       --------       --------
         Total oil and gas sales        41,397         28,576         80,194         47,401
                                      --------       --------       --------       --------

SEGMENT INCOME (LOSS)
    Venezuela                           10,950          4,871         21,213          8,409
    Russia                                (654)       (13,827)        (1,191)       (29,985)
    United States and other             (4,048)        (2,457)        (6,267)        (5,295)
                                      --------       --------       --------       --------
         Net income (loss)            $  6,248       $(11,413)      $ 13,755       $(26,871)
                                      ========       ========       ========       ========

                                       JUNE 30,      DECEMBER 31,
                                        2004             2003
                                      ---------       ---------
OPERATING SEGMENT ASSETS
  Venezuela ..................        $ 265,920       $ 241,855
  Russia .....................              395             237
  United States and other ....          177,783         180,768
                                      ---------       ---------
                                        444,098         422,860
  Intersegment eliminations...          (49,428)        (48,512)
                                      ---------       ---------
                                      $ 394,670       $ 374,348
                                      =========       =========

NOTE 6 - RUSSIAN OPERATIONS

GEOILBENT

      On September 25, 2003, we sold our minority equity investment in Geoilbent to Yukos Operational Holding Limited for $69.5 million plus the repayment of the subordinated loan and certain payables owed to us by Geoilbent in the amount of $5.5 million. Prior to the sale, we owned 34 percent of Geoilbent, a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the West Siberia region of Russia. Our minority equity investment in Geoilbent was accounted for using the equity method and was based on a fiscal year ending September 30. Sales quantities attributable to Geoilbent for the six months ended March 31, 2003, were 2.9 million barrels (1.8 million domestic and 1.1 million export). Prices for crude oil for the six months ended March 31, 2003 averaged $13.73 ($7.69 domestic and $23.48 export) per barrel. Depletion expense attributable to Geoilbent for the six months ended March 31, 2003 was $3.61 per barrel. All amounts represent 100 percent of Geoilbent. Summarized financial information for Geoilbent follows:

STATEMENTS OF OPERATIONS:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   MARCH 31, 2003       MARCH 31, 2003
                                                 ------------------    ----------------
Revenues
    Oil sales ..................................      $  17,854           $  39,632

Expenses
    Selling and distribution expenses ..........          1,658               2,704
    Operating expenses .........................          3,901               8,257
    Impairment of oil and gas properties .......         45,000              95,000
    Depletion, depreciation and amortization....          4,741              10,432
    General and administrative .................          2,233               3,778
    Taxes other than on income .................          7,910              15,873
                                                      ---------           ---------
                                                         65,443             136,044
                                                      ---------           ---------

Loss from operations ...........................        (47,589)            (96,412)

Other Non-Operating Income (Expense)
    Other income (expense) .....................            229                (202)
    Interest expense ...........................           (742)             (1,221)
    Net gain on exchange rates .................            406                 519
                                                      ---------           ---------
                                                           (107)               (904)
                                                      ---------           ---------

Loss before income taxes .......................        (47,696)            (97,316)

Income tax benefit .............................         (8,078)             (8,948)
                                                      ---------           ---------

Net Loss .......................................      $ (39,618)          $ (88,368)
                                                      =========           =========

      Due to low Russian domestic oil prices, the net present value of Geoilbent's proved reserves at December 31, 2002 and March 31, 2003, were lower than Geoilbent's unamortized capitalized cost of its oil and gas properties at that date. As a result, Geoilbent recorded a $50 million and $45 million full cost ceiling test write-down in the three months ended December 31, 2002 and March 31, 2003, respectively.

NOTE 7 - DOMESTIC OPERATIONS

      We sold our California onshore property, which had a zero carrying value, for net proceeds of $0.6 million on June 11, 2004. We and other parties remain responsible to the State of California for any remediation costs associated with the onshore property and the related offshore oil and gas leases.

NOTE 8- RELATED PARTY TRANSACTIONS

      We entered into construction service agreements with Venezolana International, S.A. ("Vinsa"). Vinsa is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which owns 20 percent of Harvest Vinccler. Vinsa provided $0.2 million and $0.6 million in construction services for our Venezuelan field operations for the three and six months ended 2004, respectively, and $0.3 million and $0.4 million for the three and six months ended 2003, respectively.

      We entered into a consulting agreement with Oil & Gas Technology Consultants Inc. ("OGTC") to provide operational and technical assistance in Venezuela. OGTC is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which owns 20 percent of Harvest Vinccler. Payment for services is due when earnings are not reinvested in Harvest Vinccler operations. The consulting agreement was cancelled January 1, 2004. Expenses related to this consulting agreement were $0.4 million and $0.7 million for the three and six months ended 2003, respectively.

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

EXECUTIVE SUMMARY

      We have significant financial flexibility and substantial cash flow supported by current oil prices and current production levels for both oil and gas. This should provide us with the ability to further strengthen the balance sheet, reduce debt and to simultaneously pursue growth opportunities in both Russia and Venezuela. While we cannot predict the degree to which we will be successful, we continue to evaluate properties in both countries to find opportunities which meet our focused acquisition criteria. Our strong cash generating capacity is supported by our new gas production, lower operating expenses and our Uracoa drilling program. We now have two rigs working and expect to continue drilling through the rest of 2004 and into 2005. We are increasing our Uracoa 2004 drilling program to eleven development wells and five recompletions which is designed to take advantage of the high current crude oil prices and to recover the lost production experienced as a result of a four month delay in the start of our planned drilling program.

MANAGEMENT, OPERATIONAL AND FINANCIAL RESTRICTIONS

      On September 25, 2003, we closed the Sale and Purchase Agreement to sell our entire 34 percent minority equity investment in LLC Geoilbent ("Geoilbent"), to Yukos Operational Holding Limited, a Russian oil and gas company, for $69.5 million plus $5.5 million as repayment of intercompany loans and outstanding accounts payable owed to us by Geoilbent. The terms of our 9.375 percent senior unsecured notes due November 1, 2007 (the "2007 Notes") require net cash proceeds in excess of $25 million from the sale of Geoilbent must be invested in the oil and gas business within one year of sale or used to repay or prepay part of the 2007 Notes or certain debts of subsidiaries. We also have the option of redeeming all of the 2007 Notes.

CAPITAL RESOURCES AND LIQUIDITY

      Debt Reduction. We currently have a significant debt principal obligation payable in 2007 ($85 million). We intend to continue to evaluate open market debt purchases to reduce our 2007 Notes outstanding. We also may be required to repay or prepay a portion of the 2007 Notes with the excess proceeds of the Geoilbent transaction (see Management, Operational and Financial Restrictions).

      Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                            SIX MONTHS ENDED JUNE 30,
                                            -------------------------
                                                2004          2003
                                              --------      --------
                                                  (in thousands)
Net cash provided by operating activities     $ 28,914      $ 22,423
Net cash used in investing activities           (9,703)       (7,141)
Net cash used in financing activities             (880)       (3,012)
                                              --------      --------
Net increase in cash                          $ 18,331      $ 12,270
                                              ========      ========

      At June 30, 2004, we had current assets of $210.0 million and current liabilities of $48.8 million, resulting in working capital of $161.2 million and a current ratio of 4.3:1. This compares with a working capital of $137.2 million and a current ratio of 4.0:1 at December 31, 2003. The increase in working capital of $24.0 million was primarily due to the addition of natural gas sales in Venezuela and the increase in oil sales prices and volumes.

      Cash Flow from Operating Activities. During the six months ended 2004 and 2003, net cash provided by operating activities was approximately $28.9 million and $22.4 million, respectively. The $6.5 million increase was due to natural gas sales, higher crude oil prices, increased oil production and the sale of our California onshore property offset by gas project payments and the crude oil put amortization. We are required to make annual interest payments of approximately $8.0 million on the 2007 Notes.

      Cash Flow from Investing Activities. During the six months ended 2004 and 2003, we had drilling and production-related capital expenditures of approximately $9.4 million and $35.5 million, respectively. The decrease in capital expenditures is due to the completion of our gas project in 2003 and a delay in our 2004 Uracoa drilling program.

      The timing and size of capital expenditures for the South Monagas Unit are at our discretion. Our remaining capital commitments worldwide support our search for new acquisitions, are relatively minimal and are substantially at our discretion. We currently have two rigs drilling in our Uracoa Field and expect both rigs to continue drilling through the rest of this year and into next. We have also increased our 2004 guidance on capital expenditures from $30-35 million to $40-45 million. We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

      Cash Flow from Financing Activities. During the six months ended 2004, Harvest Vinccler repaid $3.2 million of its U.S. dollar debt. During the six months ended 2003, Harvest Vinccler repaid all of its Bolivar denominated debt ($2.2 million) and $0.6 million of its U.S. dollar debt which was an acceleration of the next two principal payments.

RESULTS OF OPERATIONS

      You should read the following discussion of the results of operations for the six months ended 2004 and 2003 and the financial condition as of June 30, 2004 and December 31, 2003 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2003.

SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

      Our results of operations for the second quarter 2004 primarily reflected the results for Harvest Vinccler in Venezuela, which accounted for all of our production and sales revenue. Our revenues increased $12.8 million, or 45 percent, during the second quarter 2004 compared with the second quarter 2003. This was due to the addition of natural gas sales as well as higher crude oil prices in Venezuela. Revenue for the second quarter 2004 included 0.2 million barrels of oil at a $7.00 fixed price.

      Oil sales quantities for the second quarter 2004 from Venezuela were 20,500 barrels of oil per day ("BOPD") compared with 23,200 BOPD for the second quarter 2003. Oil revenue per barrel increased 30 percent (from $13.54 in 2003 to $17.66 in 2004) and oil sales quantities decreased 12 percent from 2.1 million barrels ("MMBbls") of oil in 2003 to 1.9 MMBbls of oil in 2004 during the second quarter 2004 compared with the second quarter 2003. The quarter-over-quarter production decline was, in part, related to the delay in our Uracoa drilling program. Natural gas sales quantities for the second quarter 2004 from Venezuela were 89,800 million cubic feet ("Mcf") of gas per day (8.2 billion cubic feet ["Bcf"] of gas in 2004).

      Our operating expenses decreased $2.1 million, or 22 percent, during the second quarter 2004 compared with the second quarter 2003. This was primarily due to timing of scheduled workovers, repairs and maintenance. Depletion, depreciation and amortization increased $2.5 million, or 44 percent, during the second quarter 2004 compared with the second quarter 2003 primarily due to the start of natural gas production at the South Monagas Unit. Depletion expense per barrel of oil equivalent produced from Venezuela during the second quarter 2004 was $2.40 compared with $2.53 during the second quarter 2003 primarily due to reduced future development costs. General and administrative expenses increased $0.6 million, or 16 percent, during the second quarter 2004 compared with the second quarter 2003 primarily due to severance payments for a number of employees paid in the second quarter of 2004 and the opening of an office in Caracas. Taxes other than on income increased during the second quarter 2004 compared with the second quarter 2003. This was primarily due to increased Venezuelan municipal taxes which are a function of oil and gas revenues.

      Interest expense during the second quarter 2004 was relatively consistent with that of the second quarter 2003. We realized income before income taxes and minority interest of $18.9 million during the second quarter 2004 compared with income of $6.4 million in second quarter 2003. Income tax expense increased $6.8 million due to the higher pre-tax income. The effective tax rate increased from 49 percent to 52 percent for the quarter ended 2004 compared with 2003. The rate increase was due to foreign income taxes incurred on profitable foreign operations offset by an increase in U.S. operating losses for which no benefit was received for U.S. loss carryforwards which are fully reserved. The income before minority interests increased $5.7 million for the second quarter 2004 compared with the second quarter 2003. This increase was primarily due to the addition of natural gas sales as well as higher crude oil prices.

      Equity in net loss of affiliated companies decreased $13.5 million during the second quarter 2004 compared with the second quarter 2003. This was due to the elimination of Geoilbent equity income on September 25, 2003, the date of its sale.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

      Our revenues increased $32.8 million, or 69 percent, during the six months ended 2004 compared with 2003. This was primarily due to the addition of natural gas sales as well as higher crude oil prices. Revenue for the six months ended 2004 included 0.4 million barrels of oil at a $7.00 fixed price. Crude oil volumes for the six months ended 2004 were also higher as the six months ended 2003 were affected by the shut-in of the production in Venezuela during all of January and part of February due to the national work stoppage. Our sales quantities for the six months ended 2004 from Venezuela were 20,800 BOPD compared with 18,400 BOPD for the six months ended 2003. Natural gas sales quantities for the six months ended 2004 from Venezuela were 88,000 Mcf of gas per day (15.9 Bcf of gas in 2004).

      Our operating expense decreased $1.3 million, or 8 percent, during the six months ended 2004 compared with 2003. This was primarily due to timing of scheduled workovers, repairs and maintenance. Depletion, depreciation and amortization increased $7.1 million, or 77 percent, during the six months ended 2004 compared with 2003 due to increased oil and gas production at the South Monagas Unit. Depletion expense per barrel of oil equivalent produced from Venezuela during the six months ended 2004 was $2.41 compared with $2.54 during the six months ended 2003 primarily due to reduced future development costs. General and administrative expenses increased $1.0 million, or 15 percent, during the six months ended 2004 compared with 2003. This was, in part, due to severance payments for a number of employees paid in the second quarter of 2004 and the opening of an office in Caracas. Taxes other than on income increased during the six months ended 2004 compared with 2003. This was primarily due to increased Venezuelan municipal taxes, which are a function of oil revenues.

      Interest expense decreased $0.4 million, or 7 percent, during the six months ended 2004 compared with 2003 due to lower average outstanding debt balance for the six months ended 2004 compare to 2003. Net gain on exchange rates decreased $1.1 million for the six months ended 2004 compared with 2003. This was due to a change in the Venezuelan official exchange rate in February 2003 from 1,600 Venezuela Bolivars for each U.S. Dollar to 1,920 Venezuela Bolivars for each U.S. Dollar. We realized income before income taxes and minority interest of $34.6 million during the six months ended 2004 compared with income of $9.4 million in 2003. Income tax expense increased $11.3 million due to higher pre-tax income. The effective tax rate remained relatively consistent from the six months ended 2003 compared to 2004. The income before minority interests increased $13.8 million for the six months ended 2004 compared with 2003. This increase was primarily due to the addition of natural gas sales as well as higher crude oil prices.

      Equity in net losses of affiliated companies decreased $30.0 million during the six months ended June 30, 2004 compared with 2003. This was due to the elimination of Geoilbent equity income on September 25, 2003, the date of its sale.

DOMESTIC OPERATIONS

      We sold our California onshore property, which had a zero carrying value, for net proceeds of $0.6 million on June 11, 2004. We and other parties remain responsible to the State of California for any remediation costs associated with the onshore property and the related offshore oil and gas leases.

VENEZUELA OPERATIONS

      The Temblador and El Salto Field technical evaluation and proposed field development plan required under the Memorandum of Understanding between Harvest Vinccler and PDVSA has been completed. Harvest Vinccler has submitted a formal development proposal and started discussions with PDVSA for the possible acquisition of the rights to develop the Temblador, El Salto and Isleno Fields.

EFFECTS OF FOREIGN EXCHANGE RATES

      Our results of operations and cash flow are affected by changing oil prices. However, our South Monagas Unit oil sales are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes. This dampens both any upward and downward effects of changing prices on our Venezuelan oil sales and cash flows. If the price of oil increases, there could be an increase in our cost for drilling and related services because of increased demand, as well as an increase in oil sales. Fluctuations in oil and natural gas prices may affect our total planned development activities and capital expenditure program. On February 5, 2003, the Government of Venezuela fixed the exchange rate between the Bolivar and the U.S. dollar, and restricted the ability to exchange Venezuelan Bolivars for U.S. dollars and vice versa. Initially the exchange rate was fixed at 1,600 Venezuelan Bolivars for each U.S. dollar. On February 6, 2004, the official exchange rate was adjusted to 1,920 Venezuelan Bolivars for each U.S. dollar. Oil companies, such as Harvest Vinccler, are allowed to receive payments for oil sales in U.S. dollars and pay U.S. dollar-denominated expenses from those payments. The full amount of Harvest Vinccler's Bolivar denominated debt was repaid as of March 31, 2003. We have substantial cash reserves and do not expect the Venezuelan currency conversion restriction to adversely affect our ability to meet our short-term loan obligations.

CONCLUSION

      While we can give you no assurance, we believe that our cash flow from operations and our existing cash balance will provide sufficient capital resources and liquidity to fund execution of our business plan including capital expenditures and interest payment obligations for the next 12 months. Our expectation is based upon our current estimate of projected price levels, ability to remit funds from Harvest Vinccler and an assumption that there will be no material interruption in production or delays in the time periods between the submission of quarterly invoices to PDVSA by Harvest Vinccler and the subsequent payments of these invoices by PDVSA. Future cash flows are subject to a number of variables including, but not limited to, the level of production, prices, as well as various economic and political conditions which have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2003. Information about market risk for the first half of 2004 does not differ materially from that discussed in the 2003 annual report.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission.

      There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At our Annual Meeting of Stockholders held on May 20, 2004, the following items were voted on by the Stockholders:

            1.    To approve the Election of Directors:

                            Votes in Favor   Votes Against/Withheld
                            --------------   ----------------------
Stephen D. Chesebro'          33,802,327             772,406
John U. Clarke                33,395,321           1,179,412
Byron A. Dunn                 33,275,100           1,299,633
H. H. Hardee                  33,493,721           1,081,012
Peter J. Hill                 33,803,527             771,206
Patrick M. Murray             33,495,258           1,079,475

            2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the year ended December 31, 2004:

Votes in Favor   Against/Withheld Votes  Abstentions/Broker Non-Votes
--------------   ----------------------  ----------------------------
  33,933,255             585,813                    55,665

            3. To approve the Harvest Natural Resources 2004 Long Term Incentive Plan:

Votes in Favor   Against/Withheld Votes  Abstentions/Broker Non-Votes
--------------   ----------------------  ----------------------------
  24,379,057            2,541,105                 7,654,571

ITEM 5. OTHER INFORMATION

            There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since our Schedule 14A filed on March 29, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1.I to our Form 10-Q filed on August 13, 2002, File No. 001-10762).

            3.2 Amended and Restated Bylaws as of December 11, 2003 (Incorporated by reference to Exhibit 3.3 to our Form 10-K filed on March 10, 2004, File No. 001-10762).

            4.1 Amended and Restated Rights Agreement, dated as of September 16, 2003, between Harvest Natural Resources, Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to
                  Exhibit 5 to Amendment No. 1 to our Registration Statement on Form 8-A filed October 29, 2003 (Registration No. 000-17534)).

            10.1 Harvest Natural Resources 2004 Long Term Incentive Plan (Incorporated by Reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration No. 333-115841)).

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Peter J. Hill, President and Chief Executive Officer.

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

            32.1  Certification accompanying Quarterly Report pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 executed by Peter J. Hill, President and Chief Executive Officer.

            32.2  Certification accompanying Quarterly Report pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

      (b) Reports on Form 8-K

                  On May 6, 2004, we filed a Report on Form 8-K with the Securities and Exchange Commission in which we furnished a press release announcing our results for the first quarter ended March 31, 2004 and furnishing the following financial statements: (i) Consolidated Balance Sheets for the Period Ended March 31, 2004 and December 31, 2003; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003; and (iii) Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2004 and 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HARVEST NATURAL RESOURCES, INC.

Dated: August 5, 2004               By: /S/Peter J. Hill
                                        -------------------------------------
                                        Peter J. Hill
                                        President and Chief Executive Officer

Dated: August 5, 2004               By: /S/Steven W. Tholen
                                        -------------------------------------
                                        Steven W. Tholen
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
--------    --------------------------------------------------------------------
   3.1      Amended and Restated Certificate of Incorporation (Incorporated by
            reference to Exhibit 3.1.I to our Form 10-Q filed on August 13,
            2002, File No. 001-10762).

   3.2 Amended and Restated Bylaws as of December 11, 2003 (Incorporated by reference to Exhibit 3.3 to our Form 10-K filed on March 10, 2004,
            File No. 001-10762).

   4.1      Amended and Restated Rights Agreement, dated as of September 16,
            2003, between Harvest Natural Resources, Inc. and Wells Fargo Bank
            Minnesota, N.A. (incorporated by reference to Exhibit 5 to Amendment
            No. 1 to our Registration Statement on Form 8-A filed October 29,
            2003 (Registration No. 000-17534)).

   10.1     Harvest Natural Resources 2004 Long Term Incentive Plan
            (Incorporated by reference to Exhibit 4.5 to our Registration
            Statement on Form S-8 filed on May 25, 2004 (Registration No.
            333-115841)).

   31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 executed by Peter J. Hill, President and Chief Executive
            Officer.

   31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 executed by Steven W. Tholen, Senior Vice President, Chief
            Financial Officer and Treasurer.

   32.1 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Peter J. Hill,
            President and Chief Executive Officer.

   32.2 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen,
            Senior Vice President, Chief Financial Officer and Treasurer.