Form 10-Q
period 2004-09-30
HARVEST NATURAL RESOURCES INC
filed 2004-11-05
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period September 30, 2004 or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            for the transition period from __________ to __________


                           COMMISSION FILE NO. 1-10762

                         ------------------------------


                         HARVEST NATURAL RESOURCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                      77-0196707
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

         1177 ENCLAVE PARKWAY, SUITE 300
                HOUSTON, TEXAS                                77077
   (Address of Principal Executive Offices)                 (Zip Code)

                                 (281) 899-5700
              (Registrant's Telephone Number, Including Area Code)

                      15835 PARK TEN PLACE DRIVE, SUITE 115
                              HOUSTON, TEXAS 77084
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         At November 2, 2004, 36,510,107 shares of the registrant's common stock were outstanding.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                  Page
                                                                                                  ----
PART I         FINANCIAL INFORMATION

      Item 1.      FINANCIAL STATEMENTS
                      Unaudited Consolidated Balance Sheets at September 30, 2004
                           and December 31, 2003...............................................     3
                      Unaudited Consolidated Statements of Operations and
                           Comprehensive Income for the Three and Nine Months
                           Ended September 30, 2004 and 2003...................................     4
                      Unaudited Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 2004 and 2003............................     5
                      Notes to Consolidated Financial Statements...............................     6

      Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.........................................    13

      Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK...........................................................    17

      Item 4.      CONTROLS AND PROCEDURES.....................................................    17

PART II        OTHER INFORMATION

      Item 1.      LEGAL PROCEEDINGS...........................................................    18

      Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES
                        AND USE OF PROCEEDS....................................................    18

      Item 3.      DEFAULTS UPON SENIOR SECURITIES.............................................    18

      Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................    18

      Item 5.      OTHER INFORMATION...........................................................    18

      Item 6.      EXHIBITS AND REPORTS ON FORM 8-K............................................    18


SIGNATURES.....................................................................................    20

PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                           2004              2003
                                                                                      --------------    --------------
                                                                                               (in thousands)

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ....................................................   $       68,435    $      138,660
     Restricted cash ..............................................................               12                12
     Accounts and notes receivable:
         Accrued oil and gas sales ................................................           45,396            32,766
         Joint interest and other, net ............................................           10,148            11,197
     Put options ..................................................................           11,376                --
     Deferred income tax ..........................................................            1,214                --
     Prepaid expenses and other ...................................................            1,310               805
                                                                                      --------------    --------------
              TOTAL CURRENT ASSETS ................................................          137,891           183,440

RESTRICTED CASH ...................................................................               16                16
OTHER ASSETS ......................................................................            1,132             2,080
DEFERRED INCOME TAXES .............................................................            4,749             4,749
PROPERTY AND EQUIPMENT:
     Oil and gas properties (full cost method - costs of $2,900
         excluded from amortization in 2004 and 2003, respectively) ...............          612,395           593,622
     Other administrative property ................................................            9,676             8,948
                                                                                      --------------    --------------
                                                                                             622,071           602,570
     Accumulated depletion, depreciation and amortization .........................         (442,788)         (418,507)
                                                                                      --------------    --------------
                                                                                             179,283           184,063
                                                                                      --------------    --------------
                                                                                      $      323,071    $      374,348
                                                                                      ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade and other ............................................   $        3,817    $        4,163
     Accounts payable, related party ..............................................           10,852            10,557
     Accrued expenses .............................................................           20,703            15,069
     Accrued interest payable .....................................................               74             1,427
     Income taxes payable .........................................................           15,014             8,647
     Current portion of long-term debt ............................................            6,367             6,367
                                                                                      --------------    --------------
              TOTAL CURRENT LIABILITIES ...........................................           56,827            46,230
LONG-TERM DEBT ....................................................................            7,058            96,833
ASSET RETIREMENT LIABILITY ........................................................              750             1,459
COMMITMENTS AND CONTINGENCIES .....................................................               --                --
MINORITY INTEREST .................................................................           36,971            30,113
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none ........................................................               --                --
     Common stock, par value $0.01 a share; authorized 80,000 shares; issued 37,112
         shares at September 30, 2004 and 36,405 shares at December 31, 2003 ......              371               364
     Additional paid-in capital ...................................................          180,092           175,051
     Retained earnings ............................................................           46,598            27,537
     Accumulated other comprehensive loss .........................................           (2,357)               --
     Treasury stock, at cost, 730 shares September 30, 2004 and
         December 31, 2003, respectively ..........................................           (3,239)           (3,239)
                                                                                      --------------    --------------
              TOTAL STOCKHOLDERS' EQUITY ..........................................          221,465           199,713
                                                                                      --------------    --------------
                                                                                      $      323,071    $      374,348
                                                                                      ==============    ==============


          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                ------------------------    ------------------------
                                                   2004          2003           2004         2003
                                                ----------    ----------    ----------    ----------
                                                        (in thousands, except per share data)

REVENUES
     Oil sales                                  $   37,937    $   27,834    $  101,722    $   75,800
     Gas sales                                       8,116            --        24,525            --
     Ineffective hedge activity                         --            --            --          (565)
                                                ----------    ----------    ----------    ----------
                                                    46,053        27,834       126,247        75,235
                                                ----------    ----------    ----------    ----------

EXPENSES
     Operating expenses                              7,934         7,715        22,641        23,713
     Depletion, depreciation and amortization        8,195         5,610        24,554        14,835
     Write-downs of oil and gas properties
         and impairments                                --           165            --           165
     General and administrative                      7,130         4,605        15,137        11,576
     Arbitration settlement                             --         1,477            --         1,477
     Bad debt recovery                                  --          (374)           --          (374)
     Gain on sale of long-lived assets                  --            --          (578)           --
     Taxes other than on income                      1,438           839         3,750         2,457
                                                ----------    ----------    ----------    ----------
                                                    24,697        20,037        65,504        53,849
                                                ----------    ----------    ----------    ----------

INCOME FROM OPERATIONS                              21,356         7,797        60,743        21,386

OTHER NON-OPERATING INCOME (EXPENSE)
     Gain on disposition of investment                  --        46,348            --        46,348
     Loss on early extinguishment of debt           (2,928)           --        (2,928)           --
     Investment earnings and other                     597           285         1,325           917
     Interest expense                               (2,447)       (2,579)       (7,384)       (7,889)
     Net gain (loss) on exchange rates                  (1)            2          (618)          527
                                                ----------    ----------    ----------    ----------
                                                    (4,779)       44,056        (9,605)       39,903
                                                ----------    ----------    ----------    ----------
INCOME FROM CONSOLIDATED
    COMPANIES BEFORE INCOME
    TAXES AND MINORITY INTERESTS                    16,577        51,853        51,138        61,289

INCOME TAX EXPENSE                                   7,617         3,603        23,119         7,763
                                                ----------    ----------    ----------    ----------
INCOME BEFORE MINORITY INTERESTS                     8,960        48,250        28,019        53,526

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY COMPANIES                             3,654         1,367         8,958         3,469
                                                ----------    ----------    ----------    ----------

INCOME FROM CONSOLIDATED COMPANIES                   5,306        46,883        19,061        50,057

EQUITY IN NET LOSSES
    OF AFFILIATED COMPANIES                             --          (473)           --       (30,518)
                                                ----------    ----------    ----------    ----------

NET INCOME                                      $    5,306    $   46,410    $   19,061    $   19,539
                                                ==========    ==========    ==========    ==========

OTHER COMPREHENSIVE INCOME (LOSS):
     UNREALIZED MARK TO MARKET
     GAIN/(LOSS) FROM CASH FLOW
     HEDGING ACTIVITIES, NET OF TAX                 (2,357)           21        (2,357)         (366)
                                                ----------    ----------    ----------    ----------
COMPREHENSIVE INCOME                            $    2,949    $   46,431    $   16,704    $   19,173
                                                ==========    ==========    ==========    ==========

NET INCOME PER COMMON SHARE:
     Basic                                      $     0.15    $     1.31    $     0.53    $     0.55
                                                ==========    ==========    ==========    ==========
     Diluted                                    $     0.14    $     1.25    $     0.50    $     0.53
                                                ==========    ==========    ==========    ==========





          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2004              2003
                                                                                       --------------    --------------
                                                                                                (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................................   $       19,061    $       19,539
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depletion, depreciation and amortization ......................................           24,554            14,835
     Write-downs of oil and gas properties .........................................               --               165
     Amortization of financing costs ...............................................              228               421
     Gain on disposition of assets and investments .................................             (578)          (46,348)
     Write off of unamortized financing costs ......................................              936                --
     Equity in net losses of affiliated companies ..................................               --            30,518
     Allowance for employee notes and accounts receivable ..........................               --              (219)
     Non-cash compensation-related charges .........................................            1,686               207
     Minority interest in consolidated subsidiary companies ........................            8,958             3,469
     Deferred income taxes .........................................................               --              (667)
     Changes in operating assets and liabilities:
       Accounts and notes receivable ...............................................          (11,581)           (2,779)
       Prepaid expenses and other ..................................................             (505)            1,516
       Commodity hedging contract ..................................................          (14,947)           (2,730)
       Accounts payable ............................................................             (346)            5,270
       Accounts payable, related party .............................................              295             1,082
       Accrued expenses ............................................................            5,634             4,355
       Accrued interest payable ....................................................           (1,353)            2,007
       Asset retirement liability ..................................................             (709)            1,766
       Income taxes payable ........................................................            6,367             3,488
                                                                                       --------------    --------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .................................           37,700            35,895
                                                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments ...............................................               --            69,500
   Proceeds from sale of long-lived assets .........................................              578                --
   Additions of property and equipment .............................................          (19,774)          (50,888)
   Investment in and advances to affiliated companies ..............................               --             2,328
   Decrease in restricted cash .....................................................               --             1,800
   Purchases of marketable securities ..............................................               --          (256,058)
   Maturities of marketable securities .............................................               --           283,446
   Investment costs ................................................................             (216)           (1,203)
                                                                                       --------------    --------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........................          (19,412)           48,925
                                                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock .....................................            3,362               520
   Purchase of treasury stock ......................................................               --              (404)
   Payments on long-term debt ......................................................          (89,775)           (3,067)
   Dividend paid to minority interest ..............................................           (2,100)               --
                                                                                       --------------    --------------
       NET CASH USED IN FINANCING ACTIVITIES .......................................          (88,513)           (2,951)
                                                                                       --------------    --------------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................          (70,225)           81,869

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................          138,660            64,501
                                                                                       --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................   $       68,435    $      146,370
                                                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for interest expense ................................   $       11,839    $        7,870
                                                                                       ==============    ==============
   Cash paid during the period for income taxes ....................................   $        7,334    $        4,104
                                                                                       ==============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2004, we issued 0.1 million shares of restricted stock valued at $1.1 million and we wrote-off $0.9 million of unamortized debt financing costs in connection with the redemption and discharge of the 9.375 percent senior unsecured notes due November 1, 2007.


          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

         In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three and nine month periods ended 2004 and 2003. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2003, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. We reflected unrealized mark-to-market gains/(losses) from cash flow hedging activities as other comprehensive income/(loss) during the three and nine month periods ended 2004 and 2003 and, in accordance with SFAS 130, have provided a separate line in the unaudited consolidated statement of operations and comprehensive income.

DERIVATIVES AND HEDGING

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives are recorded on the balance sheet at fair value. To the extent that the hedge is determined to be effective, changes in the fair value of derivatives for qualifying cash flow hedges are recorded each period in other comprehensive income. Our derivatives have been designated as cash flow hedge transactions in which we hedge the variability of cash flows related to future oil prices for some or all of our forecasted oil production. The changes in the fair value of these derivative instruments have been reported in other comprehensive income because the highly effective test was met, and have been reclassified to earnings in the period in which earnings were impacted by the variability of the cash flows of the hedged item.

         Harvest Vinccler hedged a portion of its 2003 oil sales by purchasing a West Texas Intermediate ("WTI") crude oil put option to protect its 2003 cash flow. The put was for 10,000 barrels of oil per day for the period of March 1, 2003 through December 31, 2003. Due to the pricing structure for our Venezuela oil, the put had the economic effect of hedging approximately 20,800 barrels of oil per day. The put cost was $2.50 per barrel, or $7.7 million, and had a strike price of $30.00 per barrel. The notional amount of the financial instrument was based on expected sales of crude oil production from existing and future development wells. This put qualified under the highly effective test and the mark-to-market loss at September 30, 2003 was included in other comprehensive loss.

         We have no hedging instruments in place for our 2004 production. In August 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing a WTI crude oil put for 5,000 barrels of oil per day. The put cost was $4.24 per barrel, or $7.7 million, and has a strike price of $40.00 per barrel. In September 2004, Harvest Vinccler hedged an additional portion of its calendar year 2005 oil sales by purchasing a second WTI crude oil put for 5,000 barrels of oil per day. The put cost was $3.95 per barrel, or $7.2 million, and has a strike price of $44.40 per barrel. Due to the pricing structure for our Venezuelan oil, these two puts have the economic effect of hedging approximately 20,800 barrels of oil per day for an average of $18.29 per barrel. These puts qualify under the highly effective test and the mark-to-market loss at September 30, 2004 is included in other comprehensive loss.

         At September 30, 2004 and 2003, Accumulated Other Comprehensive Loss consisted of $3.6 million ($2.4 million net of tax) and $0.6 million ($0.4 million net of tax), respectively, of unrealized losses on our crude oil puts. Oil sales for the nine months ended September 30, 2004 included no losses in settlement of the puts. Oil sales for the nine months ended September 30, 2003 included losses of $3.7 million in settlement of the put. Deferred net losses recorded in Accumulated Other Comprehensive Loss at September 30, 2004 are expected to be reclassified to earnings during 2005. Deferred net losses recorded in Accumulated Other Comprehensive Loss at September 30, 2003 were reclassified to earnings during 2003.

         We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

ASSET RETIREMENT LIABILITY

         Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). In January 2003, Harvest Vinccler recorded, under the full cost method of accounting for oil and gas properties, an increase in oil and gas properties and a corresponding liability in the amount of $4.3 million. This asset retirement obligation is associated with the plugging and abandonment of certain wells in Venezuela. SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. Ten wells were abandoned in the nine months ended September 30, 2004 and 11 wells were abandoned in year ended December 31, 2003. Changes in asset retirement obligations during the nine months ended September 30, 2004 and year ended December 31, 2003 were as follows:


                                                       September 30,     December 31,
                                                           2004              2003
                                                      --------------    --------------

Asset retirement obligations beginning of period      $        1,459    $           --
    Liabilities recorded during the period                        --             4,237
    Liabilities settled during the period                       (481)             (733)
    Revisions in estimated cash flows                           (267)           (2,125)
    Accretion expense                                             39                80
                                                      --------------    --------------
         Asset retirement obligations end of period   $          750    $        1,459
                                                      ==============    ==============

         In September 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 106 ("SAB 106") which provides guidance regarding the interaction of SFAS 143 with the calculation of depletion and the full cost ceiling test of oil and gas properties under the full cost accounting rules of the SEC. The guidance provided in SAB 106 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

EARNINGS PER SHARE

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 36.2 million and 36.0 million for the three and nine months ended 2004, respectively, and 35.3 million for the three and nine months ended 2003. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 38.3 million and 38.0 million for the three and nine months ended 2004, respectively, and 37.0 million and 36.8 million for the three and nine months ended 2003, respectively. In September 2002, our board of directors authorized the repurchase of up to one million shares of our common stock. No shares were repurchased in 2004 and approximately 80,000 shares were repurchased in 2003 for an aggregate price of $0.4 million.

         An aggregate of 1.0 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average share price for the three and nine months ended 2004, respectively. An aggregate of 2.4 million and 2.7 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average share price for the three and nine months ended 2003.

STOCK-BASED COMPENSATION

         At September 30, 2004, we had several stock-based employee compensation plans, which are more fully described in Note 6 in our Annual Report on Form 10-K for the year ended 2003. In May 2004, our shareholders approved the 2004 Long Term Incentive Plan (the "Plan"). The Plan provides for the issuance of up to 1,750,000 shares of our common stock in satisfaction of exercised stock options, stock appreciation rights ("SARs") and restricted stock to eligible participants including employees, non-employee directors and consultants of our company or subsidiaries. Under the Plan, no more than 438,000 shares may be granted as restricted stock, and no individual may be granted more than 110,000 shares of restricted stock or 438,000 in options over the life of the Plan. The exercise price of stock options granted under the plan must be no less than the fair market value of our common stock on the date of grant. All options granted to date will vest ratably over a three-year period from their dates of grant and expire ten years from grant date. All restricted stock granted to date is subject to a restriction period of 36 months during which the stock will be deposited with the Company and is subject to forfeiture under certain circumstances. The Plan also permits the granting of performance awards to eligible employees and consultants. Performance awards are paid only in cash and are based upon achieving established indicators of performance over an established period of time of at least one year. Performance awards granted under the Plan may not exceed $5.0 million in a calendar year and may not exceed $2.5 million to any one individual in a calendar year. In the event of a change in control, any restrictions on restricted stock will lapse, the indicators of performance under a performance award will be treated as having been achieved and any outstanding options and SARs will vest and become exercisable.

         Prior to 2003, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the three and nine months ended 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                -------------------------------   -------------------------------
                                                      2004            2003                2004           2003
                                                --------------   --------------   --------------   --------------
                                                               (in thousands, except per share data)


Net income, as reported                         $        5,306   $       46,410   $       19,061   $       19,539
Add:  Stock based employee compensation
    cost, net of tax                                       355               85              617              212
Less:  Total stock-based employee
    compensation cost determined
    under fair value based method, net of tax             (435)            (268)          (1,003)            (797)
                                                --------------   --------------   --------------   --------------
Net income - proforma                           $        5,226   $       46,227   $       18,675   $       18,954
                                                ==============   ==============   ==============   ==============

    Earnings per share:
         Basic - as reported                    $         0.15   $         1.31   $         0.53   $         0.55
                                                ==============   ==============   ==============   ==============
         Basic - proforma                       $         0.14   $         1.31   $         0.52   $         0.54
                                                ==============   ==============   ==============   ==============

         Diluted - as reported                  $         0.14   $         1.25   $         0.50   $         0.53
                                                ==============   ==============   ==============   ==============
         Diluted - proforma                     $         0.14   $         1.25   $         0.49   $         0.51
                                                ==============   ==============   ==============   ==============

         Stock options of 0.6 million and 0.2 million were exercised in the nine months ended 2004 and 2003, respectively, with cash proceeds of $3.4 million and $0.5 million, respectively.

         In October 2004, the Financial Accounting Standards Board delayed the effective date of its proposed standard, Share-Based Payment, an amendment to Statement of Accounting Standards 123 and 95. Public companies with a calendar year-end will be required to adopt the provisions of the standard effective for periods beginning after June 15, 2005, rather than the January 1, 2005, as originally proposed. We are currently assessing the impact of this proposed standard, but do not expect the proposed standard to have a material effect on our consolidated financial position, results of operation or cash flows.

NOTE 2 - LONG-TERM DEBT

LONG-TERM DEBT

         Long-term debt consists of the following:


                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          2004              2003
                                                     --------------   --------------
                                                             (in thousands)

Senior unsecured notes with interest at 9.375%       $           --   $       85,000
Note payable with interest at 6.4%                            1,800            2,700
Note payable with interest at 7.4%                           11,625           15,500
                                                     --------------   --------------
                                                             13,425          103,200

Less current portion                                          6,367            6,367
                                                     --------------   --------------
                                                     $        7,058   $       96,833
                                                     ==============   ==============

         In November 1997, we issued $115.0 million in 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes"), of which we have repurchased $30.0 million. In September 2004, we announced that the remaining 2007 Notes would be redeemed on November 1, 2004, and we irrevocably deposited with the Trustee as trust funds $85.0 million plus accrued interest through November 1, 2004 and prepayment call premium of $1.3 million to redeem the 2007 Notes on the redemption date. We were released from all obligations related to the 2007 Notes upon deposit of the trust funds with the Trustee. We recorded a loss on early extinguishment of debt of $2.9 million which includes the $1.3 million prepayment call premium, $0.7 million for interest related to the period October 1, 2004 to November 1, 2004 and $0.9 million write-off of unamortized debt financing costs. Our repayment of the 2007 Notes triggered an obligation under the terms of Harvest Vinccler's loans from a Venezuelan commercial bank to renegotiate the terms of those loans or, if agreement on renegotiated terms cannot be reached within 30 days after November 1, 2004, the loans become due and payable. Harvest Vinccler is in discussions with the Venezuelan bank on possible renegotiated terms. While we believe the loans will be renegotiated, it is possible that agreement will not be reached and Harvest Vinccler will be required to repay the remaining balance of $13.4 million.

         At September 30, 2004, we and Harvest Vinccler were in compliance with all covenants under our respective borrowing obligations.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         We have employment contracts with six executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, tax reimbursement and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on May 31, 2006 for five of the executives and on May 31, 2007 for the sixth executive.

         In April 2004, we signed a ten-year lease for office space in Houston, Texas, for approximately $17,000 per month. We moved into the new space in August 2004. We lease 17,500 square feet of space in a California building that we no longer occupy under a lease agreement that expires in December 2004, all of which has been subleased for rents that approximate our lease costs.

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

         Uracoa Municipality Tax Assessments. In July 2004, Harvest Vinccler received three tax assessments from a tax inspector for the Uracoa municipality in which part of the South Monagas Unit is located. A protest to the assessments was filed with the municipality, and in September 2004 the tax inspector responded in part by affirming one of the assessments and issuing a payment order. Harvest Vinccler has filed a motion with the tax court in Barcelona, Venezuela, seeking to enjoin the payment order and dismiss the assessment. We dispute all of the tax assessments and believe we have a substantial basis for our positions. We are unable to estimate the amount or range of any possible loss.

         We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which is material to us.

NOTE 4 - TAXES

TAXES OTHER THAN ON INCOME

         Harvest Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. We have incurred the following Venezuelan municipal taxes and other taxes:


                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                           ---------------------------   ---------------------------
                                               2004           2003           2004           2003
                                           ------------   ------------   ------------   ------------

Venezuelan Municipal Taxes                 $      1,226   $        713   $      2,983   $      2,053
Franchise Taxes                                      90             61            339            145
Payroll and Other Taxes                             122             65            428            259
                                           ------------   ------------   ------------   ------------
                                           $      1,438   $        839   $      3,750   $      2,457
                                           ============   ============   ============   ============

NOTE 5 - OPERATING SEGMENTS

         We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela operating segment are derived from the production and sale of oil and natural gas. Operations included under the heading "Russia" include project evaluation costs and other costs to maintain an office in Russia. Operations included under the heading "United States and other" include corporate management, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and other segment and are not allocated to other operating segments:


                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                   ----------------------------    ----------------------------
                                       2004            2003            2004            2003
                                   ------------    ------------    ------------    ------------

SEGMENT REVENUES
Oil and gas sales:
    Venezuela                      $     46,053    $     27,834    $    126,247    $     75,235
                                   ------------    ------------    ------------    ------------
         Total oil and gas sales         46,053          27,834         126,247          75,235
                                   ------------    ------------    ------------    ------------

SEGMENT INCOME (LOSS)
    Venezuela                            14,618           5,464          35,831          13,873
    Russia                               (1,644)           (886)         (2,835)        (30,871)
    United States and other              (7,668)         41,832         (13,935)         36,537
                                   ------------    ------------    ------------    ------------
         Net income                $      5,306    $     46,410    $     19,061    $     19,539
                                   ============    ============    ============    ============


                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2004            2003
                                                                   -------------   ------------
OPERATING SEGMENT ASSETS
     Venezuela .................................................   $    278,402    $    241,855
     Russia ....................................................            359             237
     United States and other ...................................         95,401         180,768
                                                                   ------------    ------------
                                                                        374,162         422,860
     Intersegment eliminations .................................        (51,091)        (48,512)
                                                                   ------------    ------------
                                                                   $    323,071    $    374,348
                                                                   ============    ============

NOTE 6 - RUSSIAN OPERATIONS

GEOILBENT

         On September 25, 2003, we sold our minority equity investment in Geoilbent to Yukos Operational Holding Limited for $69.5 million plus the repayment of the subordinated loan and certain payables owed to us by Geoilbent in the amount of $5.5 million. Prior to the sale, we owned 34 percent of Geoilbent, a Russian limited liability company formed in 1991 to develop, produce and market crude oil from the North Gubkinskoye and South Tarasovskoye Fields in the West Siberia region of Russia. Our minority equity investment in Geoilbent was accounted for using the equity method and was based on a fiscal year ending September 30. Sales quantities attributable to Geoilbent for the nine months ended June 30, 2003, were 4.3 million barrels (2.5 million domestic and 1.8 million export). Prices for crude oil for the nine months ended June 30, 2003 averaged $13.57 ($7.08 domestic and $22.58 export) per barrel. Depletion expense attributable to Geoilbent for the nine months ended June 30, 2003 was $3.39 per barrel. All amounts represent 100 percent of Geoilbent. Summarized financial information for Geoilbent follows:

STATEMENTS OF OPERATIONS:


                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  JUNE 30, 2003           JUNE 30, 2003
                                                               --------------------    --------------------

Revenues

    Oil sales ..............................................   $             18,213    $             57,845

Expenses
    Selling and distribution expenses ......................                  1,901                   4,605
    Operating expenses .....................................                  4,087                  12,344
    Impairment of oil and gas properties ...................                     --                  95,000
    Depletion, depreciation and amortization ...............                  4,014                  14,446
    General and administrative .............................                  2,059                   5,837
    Taxes other than on income .............................                  8,128                  24,001
                                                               --------------------    --------------------
                                                                             20,189                 156,233
                                                               --------------------    --------------------

Loss from operations .......................................                 (1,976)                (98,388)

Other Non-Operating Income (Expense)
    Other income (expense) .................................                    272                      70
    Interest expense .......................................                   (541)                 (1,762)
    Net gain on exchange rates .............................                  1,318                   1,837
                                                               --------------------    --------------------
                                                                              1,049                     145
                                                               --------------------    --------------------

Loss before income taxes ...................................                   (927)                (98,243)

Income tax expense (benefit) ...............................                    463                  (8,485)
                                                               --------------------    --------------------

Net Loss ...................................................   $             (1,390)   $            (89,758)
                                                               ====================    ====================

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

NOTE 7 - DOMESTIC OPERATIONS

         In June 2004, we sold our California onshore property, which had a zero carrying value, for net proceeds of $0.6 million. We and other parties may be responsible to the State of California for any remediation costs associated with the onshore property and the related offshore oil and gas leases.

NOTE 8- RELATED PARTY TRANSACTIONS

         In March 2002, we entered into construction service agreements with Venezolana International, S.A. ("Vinsa"). Vinsa is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which owns 20 percent of Harvest Vinccler. Vinsa provided $0.3 million and $0.9 million in construction services for our Venezuelan field operations for the three and nine months ended 2004, respectively, and $0.6 million and $1.1 million for the three and nine months ended 2003, respectively. This agreement was terminated on September 19, 2004.

         In August 1997, we entered into a consulting agreement with Oil & Gas Technology Consultants Inc. ("OGTC") to provide operational and technical assistance in Venezuela. OGTC is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which owns 20 percent of Harvest Vinccler. Payment for services is due when earnings are not reinvested in Harvest Vinccler operations. The consulting agreement was cancelled January 1, 2004. Expenses related to this consulting agreement were $0.4 million and $1.1 million for the three and nine months ended 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Harvest Natural Resources, Inc. ("Harvest" or the "Company") cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words "budget", "guidance", "forecast", "anticipate", "expect", "believes", "goals", "projects", "plans", "anticipates", "estimates", "should", "could", "assume" and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations, particularly Venezuela, the anticipated future development costs for our undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company's ability to acquire oil and gas properties that meet its objectives, changes in operating costs, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our 2003 Annual Report on Form 10-K, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.

SUMMARY

         On August 30, 2004, our board of directors elected James A. Edmiston as our Executive Vice President and Chief Operating Officer. Mr. Edmiston brings 22 years of experience in working for Conoco and ConocoPhilips, including assignments in Venezuela, Dubai and Russia. In September 2004, we announced the redemption on November 1, 2004 of all $85 million of our 9.375 percent senior unsecured notes due November 1, 2007 (the "2007 Notes"). In August and September, we purchased West Texas Intermediate ("WTI") crude oil puts covering 10,000 barrels of oil per day for calendar year 2005 to protect our 2005 cash flow. The puts cost a total of $14.9 million, have an average strike price of $42.20 per barrel and, due to our pricing structure for our Venezuelan oil, have the economic effect of hedging approximately 20,800 barrels of oil per day. We commenced our Uracoa drilling program in June with two rigs operating full time, and as of September 30, 2004, we completed four wells and recompleted two wells. We expect to drill ten additional development and recompletion wells in 2004 and continue the program into 2005. In addition, we have a workover rig in operation in an effort to maximize production from existing wells.

         We have significant financial flexibility and substantial cash flow supported by current oil prices and current production levels for both oil and gas. This should provide us with the ability to pursue growth opportunities while at the same time maintaining a strong balance sheet. We have submitted proposals to develop fields in Eastern Venezuela including the Isleno, Temblador and El Salto fields. It is our understanding the Venezuelan Ministry of Energy and Mines is still defining the methodology for the application of the new Organic Hydrocarbons Law, in particular defining the structure of any association involving private companies. This may affect both the timing and the success of our efforts to acquire additional oil development rights in Venezuela.

         While we cannot predict the degree to which we will be successful, we continue to evaluate properties in both Venezuela and Russia to find opportunities which meet our focused acquisition criteria. Our cash generating capacity is supported by our new gas production, lower operating expenses and our Uracoa drilling program.

CAPITAL RESOURCES AND LIQUIDITY

         Debt Reduction. In September 2004, we announced that the remaining 2007 Notes would be redeemed on November 1, 2004, and we irrevocably deposited with the Trustee as trust funds $85.0 million plus accrued interest through November 1, 2004 and prepayment call premium of $1.3 million to redeem the 2007 Notes on the redemption date. We were released from all obligations related to the 2007 Notes upon deposit of the trust funds with the Trustee. We recorded a loss on early extinguishment of debt of $2.9 million which includes the $1.3 million prepayment call premium, $0.7 million for interest related to the period October 1, 2004 to November 1, 2004 and $0.9 million write-off of unamortized debt financing costs. Our repayment of the 2007 Notes triggered an obligation under the terms of Harvest Vinccler's loans from a Venezuelan commercial bank to renegotiate the terms of those loans or, if agreement on renegotiated terms cannot be reached within 30 days after November 1, 2004, the loans become due and payable. Harvest Vinccler is in discussions with the Venezuelan bank on possible renegotiated terms. While we believe the loans will be renegotiated, it is possible that agreement will not be reached and Harvest Vinccler will be required to repay the remaining balance of $13.4 million.

         Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:



                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2004                2003
                                                               ----------------    ----------------
                                                                          (in thousands)

Net cash provided by operating activities                      $         37,700    $         35,895
Net cash provided (used in) investing activities                        (19,412)             48,925
Net cash used in financing activities                                   (88,513)             (2,951)
                                                               ----------------    ----------------
Net increase (decrease) in cash                                $        (70,225)   $         81,869
                                                               ================    ================

         At September 30, 2004, we had current assets of $137.9 million and current liabilities of $56.8 million, resulting in working capital of $81.1 million and a current ratio of 2.4:1. This compares with a working capital of $137.2 million and a current ratio of 4.0:1 at December 31, 2003. The decrease in working capital of $56.1 million was primarily due to the prepayment of the 2007 Notes offset by the addition of natural gas sales in Venezuela.

         Cash Flow from Operating Activities. During the nine months ended 2004 and 2003, net cash provided by operating activities was approximately $37.7 million and $35.9 million, respectively. The $1.8 million increase was due to natural gas sales, higher crude oil prices and the sale of our California onshore property offset by Harvest Vinccler's purchase of two WTI crude oil puts and the loss of $2.9 million on the early repayment of the 2007 Notes. As of September 30, 2004, we no longer have an obligation to make annual interest payments of approximately $8.0 million on the 2007 Notes.

         Cash Flow from Investing Activities. During the nine months ended 2004 and 2003, we had drilling and production-related capital expenditures of approximately $19.8 million and $50.9 million, respectively. The decrease in capital expenditures is due to the completion of our gas project in 2003 and the timing of our 2004 Uracoa drilling program. The nine months ended September 30, 2003 included the receipt of $69.5 million from the sale of our minority equity investment in Geoilbent.

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

         Cash Flow from Financing Activities. During the nine months ended 2004, we irrevocably deposited with the Trustee as trust funds $85.0 million plus accrued interest through November 1, 2004 and prepayment call premium of $1.3 million to redeem the 2007 Notes on the redemption date. During the same period, Harvest Vinccler repaid $4.8 million of its U.S. dollar denominated debt. During the nine months ended 2003, Harvest Vinccler repaid all of its Bolivar denominated debt ($2.2 million) and $0.9 million of its U.S. dollar debt which was an acceleration of the next two principal payments.

RESULTS OF OPERATIONS

         You should read the following discussion of the results of operations for the three and nine months ended 2004 and 2003 and the financial condition as of September 30, 2004 and December 31, 2003 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

         Our results of operations for the third quarter 2004 primarily reflected the results for Harvest Vinccler in Venezuela, which accounted for all of our production and sales revenue. Our revenues increased $18.2 million, or 65 percent, during the third quarter 2004 compared with the third quarter 2003. This was due to the addition of natural gas sales as well as higher crude oil prices in Venezuela offset by lower oil production. Revenue for the third quarter 2004 included 0.2 million barrels of oil at a $7.00 fixed price associated with the gas sales contract.

         Oil sales quantities for the third quarter 2004 from Venezuela were 20,700 barrels of oil per day ("BOPD") compared with 21,700 BOPD for the third quarter 2003. Oil revenue per barrel increased 42 percent (from $13.97 in 2003 to $19.87 in 2004) and oil sales quantities decreased 5 percent from 2.0 million barrels ("MMBbls") of oil in 2003 to 1.9 MMBbls of oil in 2004 during the third quarter 2004 compared with the third quarter 2003. The production decline was due to the natural decline in the South Monagas Unit and the delay in our Uracoa drilling program. Natural gas sales quantities for the third quarter 2004 from Venezuela were 85,600 million cubic feet ("Mcf") of gas per day (7.9 billion cubic feet ["Bcf"] of gas for the quarter ended 2004).

         Our operating expenses increased $0.2 million, or 3 percent, during the third quarter 2004 compared with the third quarter 2003. This was primarily due to timing of scheduled workovers, repairs and maintenance. Depletion, depreciation and amortization increased $2.6 million, or 46 percent, during the third quarter 2004 compared with the third quarter 2003 primarily due to the start of natural gas production at the South Monagas Unit. Depletion expense per barrel of oil equivalent produced from Venezuela during the third quarter 2004 was $2.39 compared with $2.60 during the third quarter 2003 primarily due to reduced future development costs. We recognized write-downs of $0.2 in the third quarter 2003 for additional capitalized costs associated with former exploration prospects. General and administrative expenses increased $2.5 million, or 55 percent, during the third quarter 2004 compared with the third quarter 2003 primarily due to the write off of project evaluation costs associated with projects in Russia and restricted stock bonuses recorded in the third quarter 2004. An arbitration settlement of $1.5 million and bad debt recovery of $0.4 million was recorded in the third quarter 2003 related to the arbitration and recovery of the allowance for uncollectible accounts in prior years. Taxes other than on income increased during the third quarter 2004 compared with the third quarter 2003. This was primarily due to increased Venezuelan municipal taxes which result from higher oil and gas revenues.

         Interest expense during the third quarter of 2004 was relatively constant with that of the third quarter 2003. We realized income before income taxes and minority interest of $16.6 million during the third quarter 2004 compared with income of $51.9 million in third quarter 2003. Income tax expense increased $4.0 million due to higher Venezuela pre-tax income. The effective tax rate increased from 7 percent to 46 percent for the third quarter ended 2004 compared with 2003. The rate increase was due to foreign income taxes incurred on profitable foreign operations offset by an increase in U.S. operating losses for which no benefit was received for U.S. loss carryforwards which are fully reserved. Income before minority interests decreased $39.3 million for the third quarter 2004 compared with the third quarter 2003. This decrease was primarily due to the receipt of proceeds in September 2003 from the sale of our minority equity investment in Geoilbent.

         Equity in net loss of affiliated companies decreased $0.5 million during the third quarter 2004 compared with the third quarter 2003. This was due to the elimination of Geoilbent equity losses on September 25, 2003, the date of its sale.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

         Our results of operations for the nine months ended 2004 primarily reflected the results for Harvest Vinccler in Venezuela, which accounted for all of our production and sales revenue. Our revenues increased $51.0 million, or 68 percent, during the nine months ended 2004 compared with 2003. This was primarily due to the addition of natural gas sales as well as higher crude oil prices. Revenue for the nine months ended 2004 included 0.5 million barrels of oil at a $7.00 fixed price associated with the gas sales contract.

         Oil sales quantities for the nine months ended 2004 from Venezuela were 20,800 BOPD compared with 19,500 BOPD for the nine months ended 2003. Oil revenue per barrel increased 27 percent (from $14.11 in 2003 to $17.88 in 2004) and oil sales quantities increased 7 percent from 5.3 MMBbls of oil in 2003 to
5.7 MMBbls of oil in 2004 during the nine months ended 2004 compared with 2003. The production increase was partly due to the additional oil produced associated with the natural gas production. Crude oil volumes for the nine months ended 2004 were also higher as the nine months ended 2003 were affected by the shut-in of the production in Venezuela during all of January and part of February due to the national work stoppage. Natural gas sales quantities for the nine months ended 2004 from Venezuela were 87,000 Mcf of gas per day (23.8 Bcf of gas for the nine months ended 2004).

         Our operating expense decreased $1.1 million, or 5 percent, during the nine months ended 2004 compared with 2003. This was primarily due to timing of scheduled workovers, repairs and maintenance. Depletion, depreciation and amortization increased $9.7 million, or 66 percent, during the nine months ended 2004 compared with 2003 due to increased oil and gas production at the South Monagas Unit. Depletion expense per barrel of oil equivalent produced from Venezuela during the nine months ended 2004 was $2.40 compared with $2.57 during the nine months ended 2003 primarily due to reduced future development costs. We recognized write-downs of $0.2 in the nine months ended 2003 for additional capitalized costs associated with former exploration prospects. General and administrative expenses increased $3.6 million, or 31 percent, during the nine months ended 2004 compared with 2003. This was, in part, due to severance payments for a number of employees paid in the second quarter of 2004, the write off of project evaluation costs associated with projects in Russia and restricted stock bonuses recorded in the third quarter 2004. An arbitration settlement of $1.5 million and bad debt recovery of $0.4 million was recorded in the nine months ended 2003 related to the arbitration and recovery of the allowance for uncollectible accounts in prior years. Taxes other than on income increased during the nine months ended 2004 compared with 2003. This was primarily due to increased Venezuelan municipal taxes which result from higher oil and gas revenues.

         Interest expense during the nine months ended 2004 was relatively constant with that of the nine months ended 2003. The deposit of funds with the Trustee for the prepayment of the 2007 Notes was offset by overall lower average outstanding debt balances for the nine months ended 2004 compared to 2003. Net gain on exchange rates decreased $1.1 million for the nine months ended 2004 compared with 2003. This was due to a change in the Venezuelan official exchange rate in February 2003 from 1,600 Venezuela Bolivars for each U.S. Dollar to 1,920 Venezuela Bolivars for each U.S. Dollar. We realized income before income taxes and minority interest of $51.1 million during the nine months ended 2004 compared with income of $61.3 million in 2003. Income tax expense increased $15.4 million due to higher Venezuela pre-tax income. The effective tax rate increased from 13 percent to 45 percent for the nine months ended 2004 compared with 2003. The rate increase was due to foreign income taxes incurred on profitable foreign operations offset by an increase in U.S. operating losses for which no benefit was received for U.S. loss carryforwards which are fully reserved. Income before minority interests decreased $25.5 million for the nine months ended 2004 compared with 2003. This decrease was primarily due to the receipt of proceeds in September 2003 from the sale of our minority equity investment in Geoilbent offset by the addition of natural gas sales as well as higher crude oil prices in 2004.

         Equity in net losses of affiliated companies decreased $30.5 million during the nine months ended 2004 compared with 2003. This was due to the elimination of Geoilbent equity losses on September 25, 2003, the date of its sale.

EFFECTS OF FOREIGN EXCHANGE RATES

         Our results of operations and cash flow are affected by changing oil prices. However, our South Monagas Unit oil sales are based on a fee adjusted quarterly by the percentage change of a basket of crude oil prices instead of by absolute dollar changes. This dampens both any upward and downward effects of changing prices on our Venezuelan oil sales and cash flows. As the price of oil increases, there could be an increase in our cost for drilling and related services because of increased demand, as well as an increase in oil sales. Fluctuations in oil and natural gas prices may affect our total planned development activities and capital expenditure program. On February 5, 2003, the Government of Venezuela fixed the exchange rate between the Bolivar and the U.S. dollar, and restricted the ability to exchange

Venezuelan Bolivars for U.S. dollars and vice versa. Initially the exchange rate was fixed at 1,600 Venezuelan Bolivars for each U.S. dollar. On February 6, 2004, the official exchange rate was adjusted to 1,920 Venezuelan Bolivars for each U.S. dollar. Oil companies, such as Harvest Vinccler, are allowed to receive payments for oil sales in U.S. dollars and pay U.S. dollar-denominated expenses from those payments. We have substantial cash reserves and do not expect the Venezuelan currency conversion restriction to adversely affect our ability to meet our short-term loan obligations.

CONCLUSION

         While we can give you no assurance, we believe that our cash flow from operations and our existing cash balance will provide sufficient capital resources and liquidity to fund execution of our business plan including capital expenditures. We have protected a portion of our 2005 cash flow by purchasing two WTI crude oil puts for an average of $42.20 a barrel floor on 10,000 BOPD. Due to the pricing structure for our Venezuelan oil, this has the economic effect of hedging approximately 20,800 BOPD. Our expectation is based upon our projected price levels, ability to remit funds from Harvest Vinccler and an assumption that there will be no material interruption in production or delays in the time periods between the submission of quarterly invoices to PDVSA by Harvest Vinccler and the subsequent payments of these invoices by PDVSA. Future cash flows are subject to a number of variables including, but not limited to, the level of production, prices, as well as various economic and political conditions which have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2003. In August 2004, Venezuelan President Chavez prevailed in a presidential recall referendum. While the opposition has disputed the results of the recall, there has not been significant civil unrest, any work stoppages or disruptions to our production. In August 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing a WTI crude oil put for 5,000 barrels of oil per day. The put cost was $4.24 per barrel, or $7.7 million, and has a strike price of $40.00 per barrel. In September 2004, Harvest Vinccler hedged an additional portion of its calendar year 2005 oil sales by purchasing a second WTI crude oil put for 5,000 barrels of oil per day. The put cost was $3.95 per barrel, or $7.2 million, and has a strike price of $44.40 per barrel. Due to the pricing structure for our Venezuelan oil, these two puts have the economic effect of hedging approximately 20,800 barrels of oil per day for an average of $18.29 per barrel. Except as noted, information about market risk for the nine months ended 2004 does not differ materially from that discussed in the 2003 annual report.

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level.

         We are required to disclose any change in our internal control over financial reporting ("internal control") that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control. There were none. However, in the process of documenting and testing our internal control in connection with future compliance with Rule 13a-15(e) under the Exchange Act of 1934, as amended (required by Section 404 of the Sarbanes/Oxley Act of 2002) we have made changes, and will continue to make changes, to refine and improve our internal control.

PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

                    Uracoa Municipality Tax Assessments. In July 2004, Harvest Vinccler received three tax assessments from a tax inspector for the Uracoa municipality in which part of the South Monagas Unit is located. A protest to the assessments was filed with the municipality, and in September 2004 the tax inspector responded in part by affirming one of the assessments and issuing a payment order. Harvest Vinccler has filed a motion with the tax court in Barcelona, Venezuela, seeking to enjoin the payment order and dismiss the assessment. We dispute all of the tax assessments and believe we have a substantial basis for our positions.

                    See our Annual Report on Form 10-K for the year ended 2003 for a description of certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                    On July 14, 2004, we sold 8,000 shares of our common stock as a result of the exercise of an outstanding warrant held by Venezolana de Inversiones y Construcciones Clerico, C.A. There were no underwriters. The shares were sold for cash at $7.50 per share. The sale of these securities is exempt from registration as a private placement of restricted securities for an offering price of $5.0 million or less to fewer than 35 purchasers, in accordance with the provisions of Rule 505 of Regulation D promulgated under the Securities Act of 1933. The proceeds from the sale were used for working capital.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

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

                       4.3 Amended and Restated Rights Agreement, dated as of September 16, 2003, between Harvest Natural Resources, Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to Exhibit 5 to Amendment No. 1 to our Registration Statement on Form 8-A filed October 29, 2003 (Registration No. 000-17534)).

                       10.1 Employment Agreement dated September 1, 2004 between Harvest Natural Resources, Inc. and James
                              A. Edmiston.

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

                    (b)  Reports on Form 8-K

                              On August 5, 2004, we filed a Report on Form 8-K with the Securities and Exchange Commission in which we furnished a press release announcing our results for the second quarter ended June 30, 2004 and furnishing the following financial statements:
                              (i) Consolidated Balance Sheets for the Period Ended June 30, 2004 and December 31, 2003; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003; and (iii) Consolidated Statement of Cash Flows for the Three and Six Months Ended June 30, 2004 and 2003.

                              On September 2, 2004, we filed a Report on Form 8-K with the Securities and Exchange Commission in which we announced the appointment of James A. Edmiston, our Executive Vice President and Chief Operating Officer effective September 1, 2004 and describing the employment agreement between us and Mr. Edmiston.

                              On September 24, 2004, we filed a Report on Form 8-K with the Securities and Exchange Commission in which we furnished clarification of information concerning our growth opportunities in Venezuela.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HARVEST NATURAL RESOURCES, INC.


Dated:   November 5, 2004               By:  /s/ Peter J. Hill
                                           -------------------------------------
                                           Peter J. Hill
                                           President and Chief Executive Officer



Dated:   November 5, 2004               By:  /s/ Steven W. Tholen
                                           -------------------------------------
                                           Steven W. Tholen
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX





      EXHIBIT
      NUMBER                                DESCRIPTION
      -------                               -----------
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

       4.3           Amended and Restated Rights Agreement, dated as of
                     September 16, 2003, between Harvest Natural Resources, Inc.
                     and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to Exhibit 5 to Amendment No. 1 to our Registration Statement on Form 8-A filed October 29, 2003
                     (Registration No. 000-17534)).

       10.1          Employment Agreement dated September 1, 2004 between
                     Harvest Natural Resources, Inc. and James A. Edmiston.

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