Form 10-Q
period 2005-03-31
HARVEST NATURAL RESOURCES INC
filed 2005-04-29
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005 or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _______ to _______

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

                                 Yes [X] No [ ]

At April 20, 2005, 37,638,880 shares of the Registrant's Common Stock were outstanding.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I         FINANCIAL INFORMATION

      Item 1.      FINANCIAL STATEMENTS
                      Unaudited Consolidated Balance Sheets at March 31, 2005
                           and December 31, 2004..........................................................     3
                      Unaudited Consolidated Statements of Operations and
                           Comprehensive Income for the Three Months
                           Ended March 31, 2005 and 2004..................................................     4
                      Unaudited Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 2005 and 2004...........................................     5
                      Notes to Consolidated Financial Statements..........................................     6

      Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS....................................................    12

      Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK......................................................................    15

      Item 4.      CONTROLS AND PROCEDURES................................................................    15

PART II        OTHER INFORMATION

      Item 1.      LEGAL PROCEEDINGS......................................................................    17

      Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES
                   AND USE OF PROCEEDS....................................................................    17

      Item 3.      DEFAULTS UPON SENIOR SECURITIES........................................................    17

      Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................    17

      Item 5.      OTHER INFORMATION......................................................................    17

      Item 6.      EXHIBITS...............................................................................    17


SIGNATURES................................................................................................    18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                               MARCH 31,     DECEMBER 31,
                                                                                                 2005           2004
                                                                                               ---------     ------------
                                                                                                    (in thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................     $ 103,173      $  84,600
     Restricted cash .....................................................................            12             12
     Accounts and notes receivable:
         Accrued oil and gas sales .......................................................        64,156         58,937
         Joint interest and other, net ...................................................        12,575         12,780
     Put options .........................................................................         1,359         14,209
     Deferred income tax .................................................................         3,367            251
     Prepaid expenses and other ..........................................................         2,260          1,426
                                                                                               ---------      ---------
              TOTAL CURRENT ASSETS .......................................................       186,902        172,215

RESTRICTED CASH ..........................................................................            16             16
OTHER ASSETS .............................................................................         3,176          2,072
DEFERRED INCOME TAXES ....................................................................         6,034          6,034
PROPERTY AND EQUIPMENT:
     Oil and gas properties (full cost method - costs of $2,900
         excluded from amortization in 2005 and 2004, respectively) ......................       637,345        631,082
     Furniture and fixtures ..............................................................        10,246         10,008
                                                                                               ---------      ---------
                                                                                                 647,591        641,090
     Accumulated depletion, depreciation and amortization ................................      (465,596)      (453,941)
                                                                                               ---------      ---------
                                                                                                 181,995        187,149
                                                                                               ---------      ---------
                                                                                               $ 378,123      $ 367,486
                                                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade and other ...................................................     $   4,725      $   8,428
     Accounts payable, related party .....................................................         9,111         11,063
     Accrued expenses ....................................................................        21,009         29,426
     Income taxes payable ................................................................        30,048         22,475
     Current portion of long-term debt ...................................................        10,542         11,833
                                                                                               ---------      ---------
              TOTAL CURRENT LIABILITIES ..................................................        75,435         83,225
LONG-TERM DEBT ...........................................................................            --             --
ASSET RETIREMENT LIABILITY ...............................................................         1,995          1,941
COMMITMENTS AND CONTINGENCIES ............................................................            --             --
MINORITY INTEREST ........................................................................        44,303         39,131
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none ...............................................................            --             --
     Common stock, par value $0.01 a share; authorized 80,000 shares; issued 37,639
         shares at March 31, 2005 and 37,544 shares at December 31, 2004 .................           376            375
     Additional paid-in capital ..........................................................       186,396        185,183
     Retained earnings ...................................................................        79,932         61,897
     Accumulated other comprehensive loss ................................................        (6,535)          (487)
     Treasury stock, at cost, 764 shares at March 31, 2005 and
         December 31, 2004, respectively .................................................        (3,779)        (3,779)
                                                                                               ---------      ---------
              TOTAL STOCKHOLDERS' EQUITY .................................................       256,390        243,189
                                                                                               ---------      ---------
                                                                                               $ 378,123      $ 367,486
                                                                                               =========      =========


          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                    FIRST QUARTER
                                                                             --------------------------
                                                                               2005              2004
                                                                             --------          --------
                                                                               (in thousands, except
                                                                                  per share data)
REVENUES
     Oil sales .............................................                 $ 53,501          $ 30,808
     Gas sales .............................................                    7,485             7,989
                                                                             --------          --------
                                                                               60,986            38,797
                                                                             --------          --------

EXPENSES
     Operating expenses ....................................                    8,888             7,339
     Depletion, depreciation and amortization ..............                   11,669             8,161
     General and administrative ............................                    5,022             3,635
     Taxes other than on income ............................                    1,721             1,194
                                                                             --------          --------
                                                                               27,300            20,329
                                                                             --------          --------

INCOME FROM OPERATIONS .....................................                   33,686            18,468

OTHER NON-OPERATING INCOME (EXPENSE)
     Investment earnings and other .........................                      539               303
     Interest expense ......................................                     (242)           (2,489)
     Net gain (loss) on exchange rates .....................                    2,757              (609)
                                                                             --------          --------
                                                                                3,054            (2,795)
                                                                             --------          --------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS ..........                   36,740            15,673
INCOME TAX EXPENSE .........................................                   13,533             5,600
                                                                             --------          --------
INCOME BEFORE MINORITY INTERESTS ...........................                   23,207            10,073
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES .....                    5,172             2,566
                                                                             --------          --------
NET INCOME .................................................                 $ 18,035          $  7,507
                                                                             ========          ========

NET INCOME PER COMMON SHARE:
     Basic .................................................                 $   0.49          $   0.21
                                                                             ========          ========
     Diluted ...............................................                 $   0.47          $   0.20
                                                                             ========          ========

OTHER COMPREHENSIVE LOSS:  UNREALIZED MARK TO MARKET
     LOSS FROM CASH FLOW HEDGING ACTIVITIES, NET OF TAX ....                   (6,048)               --
                                                                             --------          --------
COMPREHENSIVE INCOME .......................................                 $ 11,987          $  7,507
                                                                             ========          ========


          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     FIRST QUARTER
                                                                                               ------------------------
                                                                                                 2005           2004
                                                                                               ---------      ---------
                                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income ..........................................................................     $  18,035      $   7,507
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depletion, depreciation and amortization ........................................        11,669          8,161
         Amortization of financing costs .................................................            --             76
         Deferred compensation expense ...................................................          (448)            --
         Non-cash compensation-related charges ...........................................           856             96
         Minority interest in consolidated subsidiary companies ..........................         5,172          2,566
     Changes in Operating Assets and Liabilities:
         Accounts and notes receivable ...................................................        (5,014)        (5,903)
         Prepaid expenses and other ......................................................          (834)          (586)
         Commodity hedging contract ......................................................         3,686             --
         Accounts payable ................................................................        (3,703)        (2,639)
         Accounts payable, related party .................................................        (1,952)           256
         Accrued expenses ................................................................        (7,969)          (880)
         Asset retirement liability ......................................................            54             --
         Income taxes payable ............................................................         7,573          1,577
                                                                                               ---------      ---------
              NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................        27,125         10,231
                                                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions of property and equipment .................................................        (6,515)          (743)
     Investment costs ....................................................................        (1,104)          (573)
                                                                                               ---------      ---------
              NET CASH USED IN INVESTING ACTIVITIES ......................................        (7,619)        (1,316)
                                                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuances of common stock .........................................           358          1,256
     Payments of notes payable ...........................................................        (1,291)        (1,592)
                                                                                               ---------      ---------
              NET CASH USED IN FINANCING ACTIVITIES ......................................          (933)          (336)
                                                                                               ---------      ---------

              NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................        18,573          8,579

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................        84,600        138,660
                                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................     $ 103,173      $ 147,239
                                                                                               =========      =========

SUPPLEMENTAL DISCLOSURES OR CASH FLOW INFORMATION
     Cash paid during the period for interest ............................................     $     239      $     412
                                                                                               =========      =========
     Cash paid during the period for income taxes ........................................     $   1,297      $     913
                                                                                               =========      =========


          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FIRST QUARTER 2005 AND 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

         In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the first quarter 2005 and 2004. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2004, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

ORGANIZATION

         Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela through our subsidiary Harvest-Vinccler C.A. ("Harvest Vinccler").

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.

MINORITY INTERESTS

         We record a minority interest attributable to the minority shareholder of our Venezuela subsidiaries. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. We reflected unrealized mark-to-market gains from cash flow hedging activities as other comprehensive income during the first quarter 2005 and, in accordance with SFAS 130, have provided a separate line in the unaudited consolidated statement of operations.

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

         In August 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing a West Texas Intermediate ("WTI") crude oil put for 5,000 barrels of oil per day. The put cost was $4.24 per barrel, or $7.7 million, and has a strike price of $40.00 per barrel. In September 2004, Harvest Vinccler hedged an additional portion of its calendar year 2005 oil sales by purchasing a second WTI crude oil put for 5,000 barrels of oil per day. The put cost was $3.95 per barrel, or $7.2 million, and has a strike price of $44.40 per barrel. Due to the pricing structure for our Venezuelan oil, these two puts have the economic effect of hedging approximately 20,800 barrels of oil per day for an average of $18.29 per barrel. These puts qualify under the highly effective test and the mark-to-market loss at March 31, 2005 is included in other comprehensive loss.

         Accumulated Other Comprehensive Loss consisted of $9.9 million and $0.7 million ($6.5 million and $0.5 million net of tax) at March 31, 2005 and December 31, 2004, respectively, of unrealized losses on our crude oil puts. Oil sales for the quarter ended 2005 included $3.7 million loss in amortization of the put option cost. Deferred net losses recorded in Accumulated Other Comprehensive Loss at March 31, 2005 and December 31, 2004 are expected to be reclassified to earnings during 2005.

         We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

ASSET RETIREMENT LIABILITY

         Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the quarter ended March 31, 2005, and nine wells were abandoned in the year ended December 31, 2004. Changes in asset retirement obligations during the 2005 first quarter and the year ended December 31, 2004 were as follows:

                                                                March 31,   December 31,
                                                                  2005         2004
                                                                ---------   ------------
Asset retirement obligations beginning of period ...........     $ 1,941       $ 1,459
    Liabilities recorded during the period .................          --        1,454
    Liabilities settled during the period ..................          --         (540)
    Revisions in estimated cash flows ......................          25         (470)
    Accretion expense ......................................          29           38
                                                                 -------      -------
         Asset retirement obligations end of period ........     $ 1,995      $ 1,941
                                                                 =======      =======

EARNINGS PER SHARE

          Basic earnings per common share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 36.8 million and 35.8 million for the first quarter 2005 and 2004, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 38.6 million and 37.9 million for the first quarter 2005 and 2004, respectively.

         An aggregate of 1.0 million and 1.5 million options and warrants were excluded from the earnings per share calculations because their exercise price exceeded the average price for the first quarter 2005 and 2004, respectively.

STOCK-BASED COMPENSATION

         At March 31, 2005, we had several stock-based employee compensation plans, which are more fully described in Note 5 in our Annual Report on Form 10-K for the year ended 2004. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the first quarter 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS
123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                              FIRST QUARTER
                                                           2005          2004
                                                       ------------     ---------
                                                             (in thousands)
Net income, as reported ..........................     $     18,035     $   7,507
Add: Stock-based employee compensation cost,
     net of tax ..................................              399            96
Less: Total stock-based employee compensation
     cost determined under fair value based
     method, net of tax ..........................             (526)         (251)
                                                       ------------     ---------
Net income - proforma ............................     $     17,908     $   7,352
                                                       ============     =========


Net income per common share:
         Basic - as reported .....................     $       0.49     $    0.21
                                                       ============     =========
         Basic - proforma ........................     $       0.49     $    0.21
                                                       ============     =========

         Diluted - as reported ...................     $       0.47     $    0.20
                                                       ============     =========
         Diluted - proforma ......................     $       0.46     $    0.19
                                                       ============     =========

         Stock options of 0.1 million and 0.2 million were exercised in the quarter ended 2005 and 2004, respectively, with cash proceeds of $0.4 million and $1.3 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 2005, the Financial Accounting Standards Board ("FASB') issued Staff Interpretation No. 46(R) - 5 Consolidation of Variable Interest Entities ("FSP FIN 46(R) - 5"), which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. FSP FIN 46(R) - 5 is applicable to both nonpublic and public reporting enterprises. Application is required in financial statements for the first reporting period beginning after March 3, 2005 in accordance with the transition provisions of FSP FIN 46(R) - 5. The adoption of this interpretation will not impact our consolidated financial position, results of operations or cash flows.

         In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 107 ("SAB 107") which provides guidance on Statement of Financial Accounting Standard 123 (revised 2004) Share-Based Payment ("SFAS 123R"). Application is required for public companies for annual periods that begin after June 15, 2005. The guidance provided in SAB 107 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

         In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP 19-1") Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 ("FASB 19"), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 will not impact our consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

         Certain items in 2004 have been reclassified to conform to the 2005 financial statement presentation.

NOTE 2 - LONG-TERM DEBT

LONG-TERM DEBT

         Long-term debt consists of the following:

                                                 MARCH 31,   DECEMBER 31,
                                                   2005         2004
                                                 ---------   ------------
                                                    (in thousands)
Note payable with interest at 7.56% .........     $ 1,500      $ 1,500
Note payable with interest at 8.56% .........       9,042       10,333
                                                  -------      -------
                                                   10,542       11,833

Less current portion ........................      10,542       11,833
                                                  -------      -------
                                                  $    --      $    --
                                                  =======      =======

         Our 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes") were redeemed on November 1, 2004. We were released from all obligations related to the 2007 Notes. The redemption of the 2007 Notes triggered an obligation under the terms of Harvest Vinccler's loans from a Venezuelan commercial bank to renegotiate the terms of those loans or, if agreement on renegotiated terms cannot be reached within 30 days after November 1, 2004, the loans can be declared due and payable. Harvest Vinccler is in discussions with the Venezuelan bank on possible renegotiated terms. The entire amount has been reclassified from long term to current in the interim. While we believe the loans will be renegotiated, it is possible that agreement will not be reached and Harvest Vinccler will be required to repay the remaining balance of $10.5 million.

         We have classified all of our outstanding debt as current at March 31, 2005.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Harvest Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May 2003 by Excel and alleges, among other things, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys' fees. The Court has abated the suit pending final judgment of a case pending in Louisiana to which we are not a party. We dispute Excel's claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.

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

NOTE 4 - TAXES

TAXES OTHER THAN ON INCOME

         Harvest Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. The components of taxes other than on income were (in thousands):

                                                           FIRST QUARTER
                                                     2005                2004
                                                 -------------      -------------
                                                           (in thousands)
Venezuelan Municipal Taxes..................     $       1,499      $         888
Franchise Taxes.............................                48                129
Payroll and Other Taxes.....................               174                177
                                                 -------------      -------------
                                                 $       1,721      $       1,194
                                                 =============      =============

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

                                                             FIRST QUARTER
                                                       2005                2004
                                                   -------------      -------------
                                                            (in thousands)
OPERATING SEGMENT REVENUES
Oil and Gas Sales:
     Venezuela................................     $      60,986      $      38,797
                                                   -------------      -------------
         Total oil and gas sales..............            60,986             38,797
                                                   -------------      -------------

OPERATING SEGMENT INCOME (LOSS)
     Venezuela................................            20,685             10,263
     Russia...................................              (762)              (537)
     United States and other..................            (1,888)            (2,219)
                                                   -------------      -------------
         Net income...........................     $      18,035      $       7,507
                                                   =============      =============

                                                     MARCH 31,         DECEMBER 31,
                                                       2005                2004
                                                   -------------      -------------
                                                            (in thousands)
OPERATING SEGMENT ASSETS
     Venezuela................................     $     324,819      $     309,794
     Russia   ................................               465                385
     United States and other..................           105,555            108,408
                                                   -------------      -------------
                                                         430,839            418,587
     Intersegment eliminations................           (52,716)           (51,101)
                                                   -------------      -------------
                                                   $     378,123      $     367,486
                                                   =============      =============

NOTE 6 - CHINA OPERATIONS

         In March 2005, China National Offshore Oil Corporation ("CNOOC") granted us an extension of Phase 1 of the Exploration Period for the WAB-21 contract area to May 2007. WAB-21 represents the $2.9 million excluded from the full cost pool as reflected on our March 31, 2005 and December 31, 2004 balance sheets.

NOTE 7 - RELATED PARTY TRANSACTIONS

         In March 2002, we entered into construction service agreements with Venezolana International, S.A. ("Vinsa"). Vinsa is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which owns 20 percent of Harvest Vinccler. This agreement was terminated on September 19, 2004. Vinsa provided $0.4 million in construction services for our Venezuelan field operations for the first quarter 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Harvest Natural Resources, Inc. ("Harvest" or the "Company") cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words "budget", "guidance", "forecast", "anticipate", "expect", "believes", "goals", "projects", "plans", "anticipates", "estimates", "should", "could", "assume" and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for our undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties, the permitting and drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company's ability to acquire oil and gas properties that meet its objectives, changes in operating costs, overall economic conditions, political instability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended 2004, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.

VENEZUELA

         In our Annual Report on Form 10-K for the year ended 2004, we described recent events in Venezuela that could adversely affect our oil and gas production. As a result of these events, on January 18, 2005 we announced that our 80 percent owned Venezuelan subsidiary, Harvest Vinccler, C.A. ("Harvest Vinccler"), was suspending its drilling program. We also reported that the Ministry of Energy and Petroleum ("MEP") stated that Petroleos de Venezuela S.A. ("PDVSA") wanted to renegotiate the terms of the active operating service agreements in Venezuela, including the South Monagas Unit Operating Service Agreement ("OSA") held by Harvest Vinccler. The OSA represents all of our production. See Item 1- Business and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended 2004, for a complete description of these matters.

         In April 2005, the Minister of MEP and President of PDVSA held a press conference in which he questioned the legality of all the operating service contracts entered into by PDVSA, and imposed a cap on the crude oil production service fees paid under those agreements equal to two-thirds of the market value per barrel of crude. Based on our estimates, as indirectly confirmed by Venezuelan government officials, the oil fee paid to Harvest Vinccler in 2004 was approximately two-thirds of market value. Consequently, we do not believe the two-thirds cap on service fees will have a significant impact on us. The Minister of MEP also stated in the press conference that in the next six months all of the operating service agreements are to be converted to incorporated joint ventures under the 2001 Venezuelan Organic Hydrocarbon Law ("OHL") through negotiation with the contract holders. He also stated that no contracts would be revoked. The OHL requires that the Venezuelan Government have a majority ownership stake in the joint venture. The directives of the Minister of MEP in the press conference have been confirmed in a letter from PDVSA to Harvest Vinccler.

         Government officials have also announced that the income tax rate paid by the companies holding operating service agreements would be increased from 34 percent to 50 percent. The Venezuelan income tax authority, SENIAT, has stated that the tax increase is effective as of April 18, 2005. However, the increase is not the result of a legislative change in the tax laws, and SENIAT has not indicated how this increase might be implemented or whether it might attempt to apply it to prior tax years. The implementation of an income tax increase from 34 percent to 50 percent, without compensating values, will have a material adverse effect on our financial condition, results of operations and cash flows. Separately, SENIAT announced it is auditing tax payments by the companies with operating service agreements. SENIAT has started a tax audit of Harvest Vinccler for tax years beginning with

2001. We believe that Harvest Vinccler has met its obligations under the Venezuelan tax laws in all material respects.

         Harvest Vinccler has exchanged proposals and is in discussions with PDVSA and MEP to resolve our 2005 capital program and production issues under the OSA and also to establish a longer term path forward. These discussions include converting the OSA into an incorporated joint venture under the OHL. It is expected that the joint venture company would also include additional assets contributed by PDVSA. While we are hopeful of achieving a business solution with the MEP and PDVSA, no assurance can be given as to either the outcome or the timing of our discussions. A continuation in the delay of our drilling program or a curtailment of our production could have a material adverse effect on our financial condition, results of operations and cash flows.

CAPITAL RESOURCES AND LIQUIDITY

         Debt Reduction. We have quarterly principal and interest obligations of $1.3 and $0.3 million, respectively, on the Harvest Vinccler variable rate loans. We have no other debt obligations.

          Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                               FIRST QUARTER
                                                     2005                       2004
                                                ---------------           ---------------
                                                              (in thousands)
Net cash provided by operating activities       $        27,125           $        10,231
Net cash used in investing activities                    (7,619)                   (1,316)
Net cash used in financing activities                      (933)                     (336)
                                                ---------------           ---------------
Net increase in cash                            $        18,573           $         8,579
                                                ===============           ===============

          At March 31, 2005, we had current assets of $186.9 million and current liabilities of $75.4 million, resulting in working capital of $111.5 million and a current ratio of 2.5:1. This compares with a working capital of $89.0 million and a current ratio of 2.1:1 at December 31, 2004. The increase in working capital of $22.5 million was primarily due to the increase in oil sales volumes and oil prices.

         Cash Flow from Operating Activities. During the first quarter 2005 and 2004, net cash provided by operating activities was approximately $27.1 million and $10.2 million, respectively. The $16.9 million increase was primarily due to the increase in oil sales volumes and oil prices.

         Cash Flow from Investing Activities. During the first quarter 2005 and 2004, we had drilling and production-related capital expenditures of approximately $6.5 million and $0.7 million, respectively. The increase in capital expenditures is due to approval and completion of the drilling of a natural gas well and the gathering system and facilities for the South Monagas Unit.

         On a year to year basis, the timing and size of capital expenditures for the South Monagas Unit are largely at our discretion. We suspended our drilling program in January because of continuing delays in the receipt of permits to drill new wells. We continue to expend funds for maintenance and facility upgrades for the existing wells. Our remaining capital commitments worldwide support our search for new acquisitions, are relatively minimal and are substantially at our discretion. We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

         Cash Flow from Financing Activities. During the first quarter 2005, Harvest Vinccler repaid $1.3 million of its U.S. dollar debt. During the first quarter 2004, Harvest Vinccler repaid $1.6 million of its U.S. dollar debt.

RESULTS OF OPERATIONS

         You should read the following discussion of the results of operations for the first quarter 2005 and 2004 and the financial condition as of March 31, 2005 and December 31, 2004 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2004.

FIRST QUARTER 2005 COMPARED WITH FIRST QUARTER 2004

          Net income for the first quarter 2005 was $18.0 million, or $0.47 per diluted share, compared with $7.5 million, or $0.20 per diluted share for 2004.

         Our results of operations for the first quarter 2005 primarily reflected the results for Harvest Vinccler in Venezuela, which accounted for all of our production and oil and gas sales revenue. Oil revenue per barrel increased 31 percent (from $16.10 in 2004 to $21.15 in 2005) and oil sales quantities increased 32 percent (from 1.9 million barrels ["MBbls"] of oil in 2004 to 2.5 MBbls of oil in 2005) during the first quarter 2005 compared with 2004. Natural gas sales quantities decreased 6 percent (from 7.8 billion cubic feet ["Bcf"] of gas in 2004 to 7.3 Bcf in 2005) during the first quarter 2005 compared with 2004. Revenue for the first quarter 2005 and 2004 includes 0.2 MBbls of oil, respectively, at a $7.00 fixed price associated with the gas sales contract.

         Our revenues increased $22.2 million, or 57 percent, during the first quarter 2005 compared with 2004. This was due to an increase in oil sales volumes and oil prices. Our sales quantities for the first quarter 2005 from Venezuela were 3.7 MBoe compared with 3.2 MBoe in 2004.

         Our operating expenses increased $1.5 million, or 21 percent, for the first quarter 2005 compared with 2004. This increase was primarily due to the suspended drilling program and the fixed costs of our support facilities being allocated to operating expense. Depletion, depreciation and amortization increased $3.5 million, or 43 percent, during the first quarter 2005 compared with 2004 due to increased oil production. Depletion expense per MBoe produced during the first quarter 2005 was $2.99 compared with $2.41 during 2004. The increase was primarily due to increased future development costs. General and administrative expenses increased $1.4 million, or 38 percent, for the first quarter 2005 compared with 2004. This was, in part, due to restricted stock bonuses, additional costs associated with Sarbanes-Oxley compliance offset by a decrease in liability under our deferred compensation plan for directors. Taxes other than on income increased $0.5 million, or 44 percent, during the first quarter 2005 compared with 2004. This was due to increased Venezuelan municipal taxes which result from higher oil revenues and an increase in the municipal tax rate in Uracoa.

         Investment income and other increased $0.2 million, or 78 percent, during the first quarter 2005 compared with 2004. This was due to higher interest rates earned on average cash balances. Interest expense decreased $2.2 million, or 90 percent, during the first quarter 2005 compared with 2004 due to lower average outstanding debt balances for 2005 compared to 2004. In November 2004, we redeemed all $85 million of our 2007 Notes.

         Net gain on exchange rates increased $3.4 million for the first quarter 2005 compared with 2004. This was due to the devaluation of the Bolivar. Bolivar currency controls imposed in February 2003 fix the exchange rate between the Bolivar and the U.S. Dollar and restricts the ability to exchange Venezuelan Bolivars for dollars and vice versa. On March 3, 2005, the official exchange rate was adjusted from 1,920 Bolivars for each U.S. Dollar to 2,150 Bolivars for each U.S. Dollar.

         We realized income before income taxes and minority interest of $36.7 million during the first quarter 2005 compared with income of $15.7 million in the first quarter 2004. The increase was primarily attributable to higher crude oil volumes and an increase in crude oil prices in 2005. Income tax expense increased $7.9 million due to higher Venezuela pre-tax income. The effective tax rate during the first quarter 2005 was relatively consistent with that of the first quarter 2004. The income before minority interest increased $13.1 million for the first quarter 2005 compared with 2004. This increase was primarily due to increased production and oil prices during the first quarter of 2005.

EFFECTS OF CHANGING PRICES, FOREIGN EXCHANGE RATES AND INFLATION

         Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program. In August and September 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing two West Texas Intermediate ("WTI") crude oil puts. See Note 1 - Derivatives and Hedging.

         Venezuela imposed currency exchange restrictions in February 2003, adjusted the official exchange rate in February 2004 and again in March 2005. During the first quarter 2005, our net foreign exchange gain attributable to our international operations was $2.8 million. No gains or losses were recognized from February 2004 to February 2005. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. Dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls. We do not expect the currency conversion restrictions or the adjustment in the exchange rate to have a material impact on us at this time.

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

CONCLUSION

         While we can give you no assurance, we believe that our cash flow from operations and our existing cash balance will provide sufficient capital resources and liquidity to fund execution of our business plan including capital expenditures. We have protected a portion of our 2005 cash flow by purchasing two WTI crude oil puts for an average of $42.20 a barrel floor on 10,000 BOPD. Due to the pricing structure for our Venezuelan oil, this has the economic effect of hedging approximately 20,800 BOPD. Our expectation is based upon our current estimate of projected prices, production levels, and our assumptions that we will be allowed to carry out our capital program on acceptable terms, that there will be no disruptions or limitations on our production and that PDVSA will pay our invoices timely. Actual results could be materially affected if there is a significant change in our expectations or assumptions (see Item 2. Venezuela). Future cash flows are subject to a number of variables including, but not limited to, the level of production, prices, as well as various economic and political conditions that have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2004. In March 2005, Venezuela adjusted the official exchange rate. Other than this change, the information about market risk for the first quarter 2005 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended 2004.


ITEM 4. CONTROLS AND PROCEDURES

         The Securities and Exchange Commission, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

         Based on their evaluation as of March 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods as specified in the Securities and Exchange Commission's rules and forms.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

                   See our Annual Report on Form 10-K for the year ended 2004 for a description of certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   None.

ITEM 5. OTHER INFORMATION

                   There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since our Schedule 14A filed on April 8, 2005.


ITEM 6. EXHIBITS

(a)      Exhibits

                   3.1 Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

                   3.2   Amended and Restated Bylaws as of May 19, 2005.

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

                   4.3 Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A.

                   31.1 Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   31.2 Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   32.1 Certification of the principal executive officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   32.2 Certification of the principal financial officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HARVEST NATURAL RESOURCES, INC.


Dated:   April 29, 2005              By:  /s/ Peter J. Hill
                                          --------------------------------------
                                          Peter J. Hill
                                          President and Chief Executive Officer



Dated:   April 29, 2005              By:  /s/ Steven W. Tholen
                                          --------------------------------------
                                          Steven W. Tholen
                                          Senior Vice President - Finance,
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX





       EXHIBIT
       NUMBER                            DESCRIPTION
       -------                           -----------
         3.1      Amended and Restated Certificate of Incorporation
                  (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 001-10762).

         3.2      Amended and Restated Bylaws as of May 19, 2005.

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

         4.3      Second Amended and Restated Rights Agreement, dated as of
                  April 15, 2005, between Harvest Natural Resources, Inc. and
                  Wells Fargo Bank, N.A.

         31.1     Certification of the principal executive officer, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of the principal financial officer, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the principal executive officer accompanying quarter report pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

         32.2 Certification of the principal financial officer accompanying quarter report pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.