Form 10-Q
period 2005-06-30
HARVEST NATURAL RESOURCES INC
filed 2005-08-01
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended June 30, 2005 or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            for the transition period from________to__________

                           COMMISSION FILE NO. 1-10762

                          ____________________________

                         HARVEST NATURAL RESOURCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                   77-0196707
(State or Other Jurisdiction of Incorporation  (I.R.S. Employer Identification
           or Organization)                                   No.)

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

                                   Yes [X] No [ ]

      At July 29, 2005, 37,664,214 shares of the registrant's common stock were outstanding.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I         FINANCIAL INFORMATION

      Item 1.      FINANCIAL STATEMENTS
                      Unaudited Consolidated Balance Sheets at June 30, 2005
                           and December 31, 2004..........................................................     3
                      Unaudited Consolidated Statements of Operations and
                           Comprehensive Income for the Three and Six Months Ended June 30, 2005 and
                           2004...........................................................................     4
                      Unaudited Consolidated Statements of Cash Flows for the Six Months Ended
                           June 30, 2005 and 2004.........................................................     5
                      Notes to Consolidated Financial Statements..........................................     6

      Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS.............................................................................    13

      Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................    19

      Item 4.      CONTROLS AND PROCEDURES................................................................    19

PART II        OTHER INFORMATION

      Item 1.      LEGAL PROCEEDINGS......................................................................    20

      Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............................    20

      Item 3.      DEFAULTS UPON SENIOR SECURITIES........................................................    20

      Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................    20

      Item 5.      OTHER INFORMATION......................................................................    21

      Item 6.      EXHIBITS...............................................................................    21

SIGNATURES................................................................................................    22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                         2005           2004
                                                                                      -----------    ------------
                                                                                            (in thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.....................................................   $   109,592    $     84,600
     Restricted cash...............................................................            12              12
     Accounts and notes receivable:
         Accrued oil and gas sales.................................................        69,784          58,937
         Joint interest and other, net.............................................        12,950          12,780
     Put options...................................................................           315          14,209
     Deferred income tax...........................................................         2,455             251
     Prepaid expenses and other....................................................         1,930           1,426
                                                                                      -----------    ------------
              TOTAL CURRENT ASSETS.................................................       197,038         172,215

RESTRICTED CASH....................................................................            16              16
OTHER ASSETS  .....................................................................         1,923           2,072
DEFERRED INCOME TAXES..............................................................         6,034           6,034
PROPERTY AND EQUIPMENT:
     Oil and gas properties (full cost method - costs of $2,900
         excluded from amortization in 2005 and 2004, respectively)................       642,638         631,082
     Other administrative property.................................................        12,300          10,008
                                                                                      -----------    ------------
                                                                                          654,938         641,090
     Accumulated depletion, depreciation and amortization..........................      (475,794)       (453,941)
                                                                                      -----------    ------------
                                                                                          179,144         187,149
                                                                                      -----------    ------------
                                                                                      $   384,155    $    367,486
                                                                                      ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade and other.............................................   $     4,256    $      8,428
     Accounts payable, related party...............................................         9,111          11,063
     Accrued expenses..............................................................        21,090          29,426
     Income taxes payable..........................................................        18,419          22,475
     Current portion of long-term debt.............................................         7,358          11,833
                                                                                      -----------    ------------
              TOTAL CURRENT LIABILITIES                                                    60,234          83,225
LONG-TERM DEBT.....................................................................            --              --
ASSET RETIREMENT LIABILITY.........................................................         1,991           1,941
COMMITMENTS AND CONTINGENCIES......................................................            --              --
MINORITY INTEREST..................................................................        48,705          39,131
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none.........................................................            --              --
     Common stock, par value $0.01 a share; authorized 80,000 shares; issued 37,663
         shares at June 30, 2005 and 37,544 shares at December 31, 2004............           377             375
     Additional paid-in capital....................................................       187,374         185,183
     Retained earnings.............................................................        94,083          61,897
     Accumulated other comprehensive loss..........................................        (4,765)           (487)
     Treasury stock, at cost, 770 shares June 30, 2005 and 764 shares at
         December 31, 2004.........................................................        (3,844)         (3,779)
                                                                                      -----------    ------------
              TOTAL STOCKHOLDERS' EQUITY...........................................       273,225         243,189
                                                                                      -----------    ------------
                                                                                      $   384,155    $    367,486
                                                                                      ===========    ============

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                   --------------------------         --------------------------
                                                      2005            2004                2005           2004
                                                   -----------    -----------         -----------    -----------
                                                                (in thousands, except per share data)
REVENUES
     Oil sales                                     $    49,662    $    32,977         $   103,163    $    63,785
     Gas sales                                           6,780          8,420              14,265         16,409
                                                   -----------    -----------         -----------    -----------
                                                        56,442         41,397             117,428         80,194
                                                   -----------    -----------         -----------    -----------

EXPENSES
     Operating expenses                                  8,763          7,368              17,651         14,707
     Depletion, depreciation and amortization           10,245          8,198              21,914         16,359
     General and administrative                          5,867          4,372              10,889          8,007
     Gain on sale of long-lived assets                      --           (578)                 --           (578)
     Taxes other than on income                          1,332          1,118               3,053          2,312
                                                   -----------    -----------         -----------    -----------
                                                        26,207         20,478              53,507         40,807
                                                   -----------    -----------         -----------    -----------

INCOME FROM OPERATIONS                                  30,235         20,919              63,921         39,387

OTHER NON-OPERATING INCOME (EXPENSE)
     Investment earnings and other                         487            425               1,026            728
     Interest expense                                     (210)        (2,448)               (452)        (4,937)
     Net gain (loss) on exchange rates                      --             (8)              2,757           (617)
                                                   -----------    -----------         -----------    -----------
                                                           277         (2,031)              3,331         (4,826)
                                                   -----------    -----------         -----------    -----------

INCOME BEFORE INCOME
    TAXES AND MINORITY INTERESTS                        30,512         18,888              67,252         34,561

INCOME TAX EXPENSE                                      11,959          9,902              25,492         15,502
                                                   -----------    -----------         -----------    -----------
INCOME BEFORE MINORITY INTERESTS                        18,553          8,986              41,760         19,059

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY COMPANIES                                 4,402          2,738               9,574          5,304
                                                   -----------    -----------         -----------    -----------

NET INCOME                                         $    14,151    $     6,248         $    32,186    $    13,755
                                                   ===========    ===========         ===========    ===========

NET INCOME PER COMMON SHARE:
     Basic                                         $      0.38    $      0.17         $      0.87    $      0.38
                                                   ===========    ===========         ===========    ===========
     Diluted                                       $      0.37    $      0.16         $      0.84    $      0.36
                                                   ===========    ===========         ===========    ===========

OTHER COMPREHENSIVE INCOME (LOSS):
    UNREALIZED MARK TO MARKET INCOME
    (LOSS) FROM CASH FLOW HEDGING
    ACTIVITIES, NET OF TAX                               1,770             --              (4,278)            --
                                                   -----------    -----------         -----------    -----------
COMPREHENSIVE INCOME                               $    15,921    $     6,248         $    27,908    $    13,755
                                                   ===========    ===========         ===========    ===========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------------
                                                                                      2005              2004
                                                                                  -------------    -------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................................................       $      32,186    $      13,755
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depletion, depreciation and amortization..........................              21,914           16,359
         Amortization of financing costs...................................                  --              152
         Gain on disposition of assets.....................................                  --             (578)
         Deferred compensation expense.....................................                (515)             261
         Non-cash compensation-related charges.............................               1,826              263
         Minority interest in consolidated subsidiary companies............               9,574            5,304
         Changes in operating assets and liabilities:
              Accounts and notes receivable................................             (11,017)          (7,642)
              Prepaid expenses and other...................................                (504)            (579)
              Commodity hedging contract...................................               7,412               --
              Accounts payable.............................................              (4,172)          (3,537)
              Accounts payable, related party..............................              (1,952)             252
              Accrued expenses.............................................              (7,821)           2,133
              Asset retirement liability...................................                  50             (709)
              Income taxes payable.........................................              (4,056)           3,480
                                                                                  -------------    -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES................              42,925           28,914
                                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of long-lived assets...........................                  --              578
     Additions of property and equipment...................................             (13,909)          (9,394)
     Investment costs......................................................                 149             (887)
                                                                                  -------------    -------------
              NET CASH USED IN INVESTING ACTIVITIES........................             (13,760)          (9,703)
                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuances of common stock...........................                 302            2,303
     Payments of notes payable.............................................              (4,475)          (3,183)
                                                                                  -------------    -------------
              NET CASH USED IN FINANCING ACTIVITIES........................              (4,173)            (880)
                                                                                  -------------    -------------

              NET INCREASE IN CASH AND CASH EQUIVALENTS....................              24,992           18,331

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................              84,600          138,660
                                                                                  -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................       $     109,592    $     156,991
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for interest expense......................       $         446    $       4,771
                                                                                  =============    =============
     Cash paid during the period for income taxes..........................       $       2,782    $       1,674
                                                                                  =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

      During the six months ended June 2005, Peter Hill, our Chief Executive Officer, elected to pay withholding tax on a 2002 restricted stock grant on a cashless basis. This resulted in 5,497 shares being held as treasury stock at cost.

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

      In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2004, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

ORGANIZATION

      Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela through our subsidiary Harvest Vinccler C.A. ("Harvest Vinccler").

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.

REPORTING AND FUNCTIONAL CURRENCY

      The U.S. Dollar is our functional and reporting currency.

REVENUE RECOGNITION

      Oil and natural gas revenue is accrued monthly based on production and delivery. Each quarter, Harvest Vinccler invoices PDVSA Petroleo S.A., an affiliate of Petroleos de Venezuela S.A. ("PDVSA") based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted U.S. Dollar contract service fees per barrel. The Operating Service Agreement ("OSA") provides for Harvest Vinccler to receive an operating fee for each barrel of crude oil delivered and the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per barrel set forth in the agreement. The operating fee is subject to quarterly adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index. The maximum total fee is subject to quarterly adjustments to reflect changes in the average of certain world crude oil prices. Each quarter, Harvest Vinccler also invoices PDVSA for natural gas sales based on a fixed price of $1.03 per Mcf. In addition, Harvest Vinccler agreed to sell to PDVSA 4.5 million barrels of oil stipulated as additional volumes resulting from the gas production ("Incremental Crude Oil"). A portion of the Incremental Crude Oil is invoiced to PDVSA quarterly at a fixed price of $7.00 per Bbl. The invoice is prepared and submitted to PDVSA by the end of the first month following the end of each calendar quarter, and payment is due from PDVSA by the end of the second month following the end of each calendar quarter. Harvest Vinccler invoiced PDVSA for the first and second quarter of 2005 for the delivery of its crude oil and natural gas in accordance with the terms described above and recognized its revenue in a consistent manner with prior periods. For the first quarter deliveries, PDVSA remitted the amount due less $9.8 million. PDVSA did not provide an explanation to Harvest Vinccler for the underpayment, but we believe, based on public commentary, that it is attributable to a unilateral imposition of a limit on service fees paid to all companies with operating service agreements to two-thirds of the market value of the crude delivered to PDVSA. This limit was announced by The Ministry of Energy and Petroleum ("MEP") in April 2005. Regardless of the appropriateness or legality of such a limitation, we also believe that PDVSA has not properly calculated the unilateral limit it is placing on Harvest Vinccler's fees because it is understating the actual market value of the crude oil. We have notified PDVSA of this matter. Harvest Vinccler estimates that the second quarter would be impacted by $9.0 million if the same limit were to be applied. We believe at this time we will collect the entire amount of fees due under the contract and, accordingly, have not recorded any allowance for either the collectibility of the receivable or adjustment to reduce reported revenues.

CASH AND CASH EQUIVALENTS

      At June 30, 2005, Harvest Vinccler had 58.0 billion Venezuela Bolivars ("Bolivars") which are shown in the June 30, 2005 financial statements as $27.2 million in cash and cash equivalents. Harvest Vinccler has a limited need for Bolivars in the conduct of its business but expects to be able to utilize the Bolivars received to date. However, to the extent that Harvest Vinccler receives additional Bolivars in excess of its internal needs, it may not be possible, due to currency control regulations, to convert any future excess Bolivars into U.S. Dollars or other foreign currencies.

MINORITY INTERESTS

      We record a minority interest attributable to the minority shareholder of our Venezuela subsidiaries. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.

COMPREHENSIVE INCOME

      Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We reflected unrealized mark-to-market losses from cash flow hedging activities as other comprehensive loss during the second quarter 2005 and, in accordance with SFAS 130, have provided a separate line in the unaudited consolidated statement of operations to reflect such loss.

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

      In August 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing a West Texas Intermediate ("WTI") crude oil put for 5,000 barrels of oil per day. The put cost was $4.24 per barrel, or $7.7 million, and has a strike price of $40.00 per barrel. In September 2004, Harvest Vinccler hedged an additional portion of its calendar year 2005 oil sales by purchasing a second WTI crude oil put for 5,000 barrels of oil per day. The put cost was $3.95 per barrel, or $7.2 million, and has a strike price of $44.40 per barrel. Due to the pricing structure for our Venezuelan oil, these two puts have the economic effect of hedging approximately 20,800 barrels of oil per day for an average of $18.29 per barrel. These puts qualify under the highly effective test and the mark-to-market loss at June 30, 2005 is included in other comprehensive loss.

      Accumulated Other Comprehensive Loss consisted of $7.2 million and $0.7 million ($4.8 million and $0.5 million net of tax) at June 30, 2005 and December 31, 2004, respectively, of unrealized losses on our crude oil puts. Oil sales for the three and six month periods ended 2005 included losses of $3.7 million and $7.4 million, respectively, in settlement of the hedges. Deferred net losses recorded in Accumulated Other Comprehensive Loss at June 30, 2005 and December 31, 2004, is expected to be reclassified to earnings during 2005.

      We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

ASSET RETIREMENT LIABILITY

      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the six months ended June 30, 2005 and nine wells were abandoned in year ended December 31, 2004. Changes in asset retirement obligations during the six months ended June 30, 2005 and year ended December 31, 2004 were as follows:

                                                         June 30,      December, 31
                                                           2005            2004
                                                       -----------     ------------
Asset retirement obligations beginning of period       $     1,941     $      1,459
    Liabilities recorded during the period                      --            1,454
    Liabilities settled during the period                       --             (540)
    Revisions in estimated cash flows                           (4)            (470)
    Accretion expense                                           54               38
                                                       -----------     ------------
Asset retirement obligations end of period             $     1,991     $      1,941
                                                       ===========     ============

EARNINGS PER SHARE

      Basic earnings per common share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 36.9 million for the three and six months ended 2005, respectively, and 35.9 million for the three and six months ended 2004, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was
38.5 million for the three and six months ended 2005, respectively, and 38.2 million and 38.0 million for the three and six months ended 2004, respectively.

      An aggregate of 2.0 million and 1.8 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and six months ended 2005, respectively. An aggregate of 1.0 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and six months ended 2004.

STOCK-BASED COMPENSATION

      At June 30, 2005, we had several stock-based employee compensation plans, which are more fully described in Note 5 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended 2004. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure and Statement of Financial Accounting Standard 123 (revised 2004) Share-Based Payment ("SFAS 123R"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest in periodic installments beginning one year after their grant and expire ten years from the grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the three and six months ended 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123R. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              --------------------------    --------------------------
                                                 2005            2004           2005           2004
                                              -----------    -----------    -----------    -----------
                                                           (in thousands, except per share data)
Net income, as reported                       $    14,151    $     6,248    $    32,186    $    13,755
Add:  Stock based employee compensation
    cost, net of tax                                  759            167          1,158            263
Less:  Total stock-based employee
    compensation cost determined
    under fair value based method, net of tax        (691)          (317)        (1,217)          (568)
                                              -----------    -----------    -----------    -----------
Net income - proforma                         $    14,219    $     6,098    $    32,127    $    13,450
                                              ===========    ===========    ===========    ===========

    Earnings per share:
         Basic - as reported                  $      0.38    $      0.17    $      0.87    $      0.38
                                              ===========    ===========    ===========    ===========
         Basic - proforma                     $      0.39    $      0.17    $      0.87    $      0.38
                                              ===========    ===========    ===========    ===========

         Diluted - as reported                $      0.37    $      0.16    $      0.84    $      0.36
                                              ===========    ===========    ===========    ===========
         Diluted - proforma                   $      0.37    $      0.16    $      0.83    $      0.35
                                              ===========    ===========    ===========    ===========

      Stock options of 0.1 million and 0.4 million were exercised in the six months ended 2005 and 2004 with cash proceeds of $0.4 million and $2.3 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2005, the Financial Accounting Standards Board ("FASB') issued Statement of Financial Accounting Standard 154 - Accounting Changes and Error Corrections ("SFAS 154"), which changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Application is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The adoption of SFAS 154 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

      Certain items in 2004 have been reclassified to conform to the 2005 financial statement presentation.

NOTE 2 - LONG-TERM DEBT

LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                           JUNE 30,        DECEMBER 31,
                                                                             2005              2004
                                                                         -------------    -------------
                                                                                 (in thousands)
Note payable with interest at 8.1%................................       $         900    $       1,500
Note payable with interest at 9.1%................................               6,458           10,333
                                                                         -------------    -------------
                                                                                 7,358           11,833

Less current portion..............................................               7,358           11,833
                                                                         -------------    -------------
                                                                         $          --    $          --
                                                                         =============    =============

      Our 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes") were redeemed on November 1, 2004. We were released from all obligations related to the 2007 Notes. The redemption of the 2007 Notes triggered an obligation under the terms of Harvest Vinccler's U.S. Dollar loans from a Venezuelan commercial bank to renegotiate the terms of those loans or, if agreement on renegotiated terms could not be reached within 30 days after November 1, 2004, the loans could be declared due and payable. As a result, the entire amount has been reclassified from long term to current debt. It is possible that agreement will not be reached in negotiated terms and Harvest Vinccler will be required to repay the remaining balance of $7.4 million.

      We have classified all of our outstanding debt as current at June 30, 2005.

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

      Libertador Municipality Tax Assessment. In April 2005, Harvest Vinccler received a tax assessment from a tax inspector for the Libertador municipality in which part of the South Monagas Unit is located. Harvest Vinccler has submitted a protest to the assessment at the Mayor's Office, and if no favorable resolution is obtained, it will file a motion with the tax court seeking to enjoin the payment order and dismiss the assessment. We dispute the allegations set forth in the assessment and believe we have a substantial basis for our position. We are unable to estimate the amount or range of any possible loss.

      The SENIAT Tax Assessment. On July 22, 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 184 billion Venezuelan Bolivars related to fiscal years 2001 through 2004. At the official exchange rate of 2,150 Bolivars per U.S. Dollar, the dollar equivalent of the preliminary tax assessment is approximately $85 million. In addition, the SENIAT imposed penalties equal to 10 percent of the preliminary tax assessment claim for a total claim of 202 billion Bolivars, or approximately $94 million. We are in the process of reviewing the assessment, but believe Harvest Vinccler has met its tax obligations in all material respects. We intend to take all measures necessary to protect our rights, and will vigorously challenge all elements of the assessment that are not supported by Venezuelan law.

      International Arbitration. In July 2005, as a result of the actions taken by PDVSA, MEP and the SENIAT, we delivered formal notices to Venezuelan government officials of an investment dispute under Venezuelan law and investment treaties entered into by the government of Venezuela. The bilateral investment treaties and Venezuelan law provide for international arbitration of investment disputes conducted under the auspices of the World Bank.

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

NOTE 4 - TAXES

TAXES OTHER THAN ON INCOME

      Harvest Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. The components of taxes other than on income were (in thousands):

                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                             JUNE 30,                           JUNE 30,
                                    --------------------------         --------------------------
                                       2005            2004                2005           2004
                                    -----------    -----------         -----------    -----------
Venezuelan Municipal Taxes          $     1,405    $       869         $     2,904    $     1,757
Franchise Taxes                            (130)           120                 (82)           249
Payroll and Other Taxes                      57            129                 231            306
                                    -----------    -----------         -----------    -----------
                                    $     1,332    $     1,118         $     3,053    $     2,312
                                    ===========    ===========         ===========    ===========

NOTE 5 - OPERATING SEGMENTS

      We regularly allocate resources to, and assess the performance of our operations by, segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenues from the Venezuela operating segment are derived from the production and sale of oil and natural gas. Operations included under the heading "Russia" include project evaluation costs and other costs to maintain an office in Russia. Operations included under the heading "United States and other" include corporate management, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and other segment and are not allocated to other operating segments:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              --------------------------    --------------------------
                                                 2005            2004           2005           2004
                                              -----------    -----------    -----------    -----------
SEGMENT REVENUES
    Oil and gas sales:
    Venezuela oil and gas sales               $    56,442    $    41,397    $   117,428    $    80,194
                                              -----------    -----------    -----------    -----------

SEGMENT INCOME (LOSS)
    Venezuela                                 $    17,607    $    10,950    $    38,292    $    21,213
    Russia                                           (731)          (654)        (1,493)        (1,191)
    United States and other                        (2,725)        (4,048)        (4,613)        (6,267)
                                              -----------    -----------    -----------    -----------
         Net income                           $    14,151    $     6,248    $    32,186    $    13,755
                                              ===========    ===========    ===========    ===========

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2005                2004
                                                                                -------------      -------------
OPERATING SEGMENT ASSETS
     Venezuela.............................................................     $     333,381      $     309,794
     Russia   .............................................................               407                385
     United States and other...............................................           104,106            108,408
                                                                                -------------      -------------
                                                                                      437,894            418,587
     Intersegment eliminations.............................................           (53,739)           (51,101)
                                                                                -------------      -------------
                                                                                $     384,155      $     367,486
                                                                                =============      =============

NOTE 6 - VENEZUELA

      Under the terms of our OSA with PDVSA, related to the reactivation and further development of the Uracoa, Tucupita and Bombal fields in Venezuela, a service fee payment to Harvest Vinccler is due by the end of the second month after the end of each calendar quarter. PDVSA did not make its first quarter payment for $64.8 million by the May 31, 2005 due date. By letter dated June 23, 2005, PDVSA stated that 50 percent of the amounts due would be paid in Bolivars, and that this amount would be subject to further adjustment based upon the amount of payments in foreign currency that Harvest Vinccler is required to make. The letter added that the OSA would be amended to fix the future percentage of payments that would be made in Bolivars. On June 28, 2005, Harvest Vinccler received payment of 59 billion Bolivars from PDVSA. On June 29, 2005, Harvest Vinccler received $27.5 million in U.S. Dollars. From our calculations, assuming (solely for explanatory purposes) that the Bolivar could be used to purchase United States Dollars at the official exchange rate (approximately 2,150 Bolivars per each U.S. Dollar), the amounts disbursed by PDVSA and deposited in Harvest Vinccler's accounts are approximately $9.8 million less than the total amount due. Harvest Vinccler has notified PDVSA in writing that the underpayment and reported payment in Bolivars is contrary to the terms of the OSA and demanded full and proper payment. Harvest Vinccler has a limited need for Bolivars in the conduct of its business but expects to be able to utilize the Bolivars received to date. However, to the extent that Harvest Vinccler receives additional Bolivars in excess of its internal needs, it may not be possible, due to currency control regulations, to convert any future excess Bolivars into U.S. Dollars or other foreign currencies.

NOTE 7 - RELATED PARTY TRANSACTIONS

      In March 2002, we entered into construction service agreements with Venezolana International, S.A. ("Vinsa"). Vinsa is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which owns 20 percent of Harvest Vinccler. This agreement was terminated on September 19, 2004. Vinsa provided $0.2 million and $0.6 million in construction services for our Venezuelan field operations for the three and six months ended 2004, respectively.

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

VENEZUELA

      In our Annual Report on Form 10-K for the year ended 2004, and our Quarterly Report on Form 10-Q for the period ended March 31, 2005, we described events in Venezuela affecting our oil and gas production and profitability. In January 2005, we announced that our 80 percent owned Venezuelan subsidiary, Harvest Vinccler, C.A. ("Harvest Vinccler"), was suspending its drilling program. We have stated that a continuation in the delay of our drilling program or a curtailment of our oil and gas deliveries could have a material adverse effect on our financial condition, results of operations and cash flows. We also reported that the Ministry of Energy and Petroleum ("MEP") stated that Petroleos de Venezuela S.A. ("PDVSA") wanted to renegotiate the terms of the active operating service agreements in Venezuela, including the South Monagas Unit Operating Service Agreement ("OSA") held by Harvest Vinccler. In April 2005, MEP declared that the operating service agreements lack legal validity and that within the next six months all such agreements are to be converted into mixed companies under the 2001 Venezuelan Organic Hydrocarbon Law ("OHL") in which the State will have a majority ownership. MEP also imposed a cap on the service fees paid under the operating services agreements equal to two-thirds of the market value of the crude we deliver to PDVSA. At the time of this announcement, and based upon an indirect confirmation by government officials, we did not think the fee cap would have a significant impact on us (but see below). We also reported that the Venezuelan income tax authority, the SENIAT, announced that the income tax rate paid by companies with operating service agreements would be increased from 34 percent to 50 percent and that the SENIAT had started a tax audit of Harvest Vinccler for the tax years beginning with 2001. See Item 1-Business and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended 2004 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation, in our Form 10-Q Quarterly Report for the period ended March 31, 2005, for a complete description of these matters.

      Following the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the SENIAT announced the tax increase would be made retroactive to 2001 at a 67 percent rate and at a rate of 50 percent for all years after 2001. The SENIAT has completed its audit of Harvest Vinccler, and on July 22, 2005, the SENIAT issued a preliminary tax assessment of 184 billion Venezuelan Bolivars ("Bolivars") related to fiscal years 2001 through 2004. At the official exchange rate of 2,150 Bolivars per U.S. Dollar as of March 3, 2005, the dollar equivalent of the preliminary tax assessment is approximately $85 million. In addition, the SENIAT imposed penalties equal to 10 percent of the preliminary tax assessment for a total claim of 202 billion Bolivars, or approximately $94 million. The 10 percent penalty would be payable if we pay the preliminary tax assessment. We are in the process of reviewing the assessment, but believe Harvest Vinccler has met its tax obligations in all material respects. We intend to take all measures necessary to protect our rights, and will vigorously challenge all elements of the assessment that are not supported by Venezuelan law. Harvest Vinccler has the right to challenge the assessment from the SENIAT by filing an answer. After filing the answer, the SENIAT is required to issue the final assessment within one year. A final assessment by the SENIAT may also include additional penalties between 25 percent and 200 percent of the unpaid tax. The average penalty imposed by the SENIAT is 112.5 percent of the unpaid tax unless extenuating or aggravating circumstances apply. If a final assessment is issued, Harvest Vinccler can file an administrative appeal with the SENIAT. During the period of review by the SENIAT, any payment obligation is suspended. After exhausting administrative appeals, Harvest Vinccler may either pay the tax or file a judicial appeal. If a judicial appeal is filed, the payment obligation is suspended at the discretion of the court. While there are no set rules on suspending payment, often times it is permitted only if the taxpayer posts a bond or other security equal to 210 percent of the assessment. At the current level of assessment, and considering possible penalties, a requirement to pay the taxes or post security will have a material adverse affect on our financial condition, and may exceed our cash balance. In addition, the implementation of a 50 percent tax rate in the future or other changes in the interpretation or application of the tax laws, without compensating values, will have a material adverse effect on our financial position, results of operations or cash flows.

      In June 2005, we announced that PDVSA failed to make payment when due of an invoice in the amount of $64.8 million for first quarter deliveries. The payment was due on May 31, 2005. By letter dated June 23, 2005, PDVSA stated that 50 percent of the amounts due would be paid in Bolivars, and that this amount would be subject to further adjustment based upon the amount of payments in foreign currency that Harvest Vinccler is required to make. The letter added that the OSA would be amended to fix the future percentage of payments that would be made in Bolivars. On June 28, 2005, Harvest Vinccler received payment of 59 billion Bolivars from PDVSA. On June 29, 2005, Harvest Vinccler received $27.5 million in U.S. Dollars. Harvest Vinccler has a limited need for Bolivars in the conduct of its business but expects to be able to utilize the Bolivars received to date. However, to the extent that Harvest Vinccler receives additional Bolivars in excess of its internal needs, it may not be possible, due to currency control regulations, to convert any future excess Bolivars into U.S. Dollars or other foreign currencies. Continued substantial payment by PDVSA in Bolivars or the inability to convert the Bolivars into U.S. dollars could have a material adverse effect on our financial position, results of operations or cash flows.

      From our calculations, PDVSA's June 2005 payment to Harvest Vinccler is approximately $9.8 million less than the total amount due. We believe this shortfall is attributable to the unilateral imposition of the limit on service fees previously announced by MEP. However, we also believe that PDVSA has not properly calculated the unilateral limit it is placing on Harvest Vinccler's fees because it is understating the actual market value of the crude oil we deliver to PDVSA. We have notified PDVSA of this matter. A continuation of the limit on fees as presently calculated by PDVSA would represent a significant reduction in the fees received by Harvest Vinccler. Harvest Vinccler has formally notified PDVSA that the underpayment and partial payment in Bolivars is contrary to the OSA and demanded contract compliance.

      Harvest Vinccler began the year with average oil production of 29,000 barrels of oil per day, and is currently averaging about 21,000 per day. This decline is due to PDVSA's curtailment of our oil deliveries and the fact that Harvest Vinccler has not been allowed to carry out its drilling program. Due to these factors, in June 2005 we announced that we were withdrawing operational and financial guidance for 2005. Production will continue to decline until drilling is resumed and PDVSA lifts restrictions on deliveries.

      Collectively, the actions by PDVSA, MEP and the SENIAT, both actual and threatened, are having a material adverse effect on our financial condition, results of operations and cash flows. The situation in Venezuela is also increasing the risk that we will be unable to fund and obtain financing for current operations, as well as growth opportunities. The situation in Venezuela also may have a material adverse effect on our oil and gas reserves. The income tax increase and limit on fees paid to Harvest Vinccler could cause some of the planned future investments to become uneconomic. In addition, there is uncertainty as to our ability to carry out our development program. These factors create a risk of a downward revision to our proved undeveloped reserves. As reported in our Annual Report on Form 10-K for the year ended 2004, approximately 42 percent of oil reserves and 51 percent of gas reserves were classified as proved undeveloped reserves. The situation in Venezuela also may have a material adverse effect on our proved oil and gas reserves.

      In July 2005, as a result of the actions taken by PDVSA, MEP and the SENIAT, we delivered formal notices to Venezuelan government officials of an investment dispute under Venezuelan law and investment treaties entered into by the government of Venezuela. The bilateral investment treaties and Venezuelan law provide for international arbitration of investment disputes conducted through the International Centre for Settlement of Investment Disputes ("ICSID") under the auspices of the World Bank. While we remain committed to reaching mutual agreement with the government of Venezuela to preserve the value of our investment, it may be necessary to submit the matter to arbitration. If initiated, an ICSID proceeding may take a number of years to conclude, and we can provide no assurances as to the outcome.

      Without waiver of its rights, Harvest Vinccler has exchanged proposals and continues discussions with PDVSA and MEP to establish a path forward for converting the OSA to a mixed company under the OHL and to resolve the interim drilling, oil and gas deliveries, pricing and currency issues. It is not possible to give any assurances as to the timing or outcome of our discussions with PDVSA and MEP.

CAPITAL RESOURCES AND LIQUIDITY

      Debt Reduction. We have quarterly principal and interest obligations of $1.3 million and $0.3 million, respectively, on the Harvest Vinccler variable rate loans. We have no other debt obligations.

      Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                   SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                       2005            2004
                                                  ----------       -----------
                                                         (in thousands)
Net cash provided by operating activities         $   42,925       $    28,914
Net cash used in investing activities                (13,760)           (9,703)
Net cash used in financing activities                 (4,173)             (880)
                                                  ----------       -----------
Net increase in cash                              $   24,992       $    18,331
                                                  ==========       ===========

      At June 30, 2005, we had current assets of $197.0 million and current liabilities of $60.2 million, resulting in working capital of $136.8 million and a current ratio of 3.3:1. This compares with a working capital of $89.0 million and a current ratio of 2.1:1 at December 31, 2004. The increase in working capital of $47.8 million was primarily due to higher sales prices and volumes in Venezuela. Accounts receivable includes $9.8 million for first quarter sales not paid by PDVSA and records second quarter PDVSA accounts receivable in the full amount due under the OSA.

      Cash Flow from Operating Activities. During the six months ended 2005 and 2004, net cash provided by operating activities was approximately $42.9 million and $28.9 million, respectively. The $14.0 million increase was primarily due to the increase in oil sales volumes and oil prices.

      Cash Flow from Investing Activities. During the six months ended 2005 and 2004, we had drilling and production-related capital expenditures of approximately $13.9 million and $9.4 million, respectively. The increase in capital expenditures is due to completion of the drilling of a natural gas well and the gathering system and facilities for the South Monagas Unit carried over from 2004. Due to PDVSA's actions, no further drilling activity has been carried out in 2005.

      On a year to year basis, the timing and size of capital expenditures for the South Monagas Unit are largely at our discretion, although recent actions by PDVSA have greatly limited our ability to make our planned capital expenditures in 2005 and could also limit us in the future. We suspended our drilling program in January because of continuing delays in the receipt of permits to drill new wells. We continue to expend funds for maintenance, gathering systems and facility upgrades for the existing wells. Our remaining worldwide capital commitments support our search for new acquisitions, are relatively minimal and are substantially at our discretion. We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

      Cash Flow from Financing Activities. During the six months ended 2005, Harvest Vinccler repaid $4.5 million of its U. S. Dollar debt (two payments of $0.3 million and three payments of $1.3 million on the variable rate loans). During the six months ended 2004, Harvest Vinccler repaid $3.2 million of its U.S. dollar debt.

RESULTS OF OPERATIONS

      You should read the following discussion of the results of operations for the three and six months ended 2005 and 2004 and the financial condition as of June 30, 2005 and December 31, 2004 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2004.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004 (IN MILLIONS)

      We reported net income of $14.2 million, or $0.37 diluted earnings per share, in the second quarter 2005 compared with net income of $6.2 million, or $0.16 diluted earnings per share, in the second quarter of 2004. Below is a discussion of revenues, price and volume variances.

                                              THREE MONTHS ENDED
                                                   JUNE 30,                             %
                                             --------------------      INCREASE     INCREASE
                                              2005         2004       (DECREASE)   (DECREASE)    INCREASE
                                             -------      -------     ----------    --------     --------
Revenues
     Crude oil                               $  49.6      $  33.0     $    16.6           50%
     Natural gas                                 6.8          8.4          (1.6)         (19)
                                             -------      -------     ---------     --------
     Total Revenues                          $  56.4      $  41.4     $    15.0           36%
                                             =======      =======     =========     ========

Price and Volume Variances
     Crude oil price Variance (per Bbl)      $ 23.34      $ 17.66     $    5.68           32%    $   10.5
Volume Variances
     Crude oil volumes (MBbls)                 2,127        1,867           260           14%    $    6.1
     Natural gas volumes (MMcf)                6,582        8,175        (1,593)         (19)        (1.6)
                                                                                                 --------
Total volume variances                                                                           $    4.5
                                                                                                 ========

Revenue, Crude Oil Price Variance and Volume Variances

      Revenues were higher in the second quarter 2005 compared to 2004 due to increases in world crude oil prices and volumes as a result of our second half 2004 drilling program. Price variance is net of the $4.10 per barrel ("Bbl") hedges in place during 2005. Gas delivery volumes have declined due to delays in PDVSA permitting the drilling of new wells and the natural decline of associated gas from existing oil wells. Currently, all gas deliveries are associated with the Uracoa oil wells.

Total expenses and other non-operating (income) expense:

                                               THREE MONTHS ENDED
                                                    JUNE 30,                             %
                                              --------------------      INCREASE     INCREASE
                                               2005         2004       (DECREASE)   (DECREASE)
                                              ------       -------     ---------    ----------
Operating expenses                            $  8.8       $   7.4     $     1.4        19%
Depletion and amortization                       9.6           7.8           1.8        23
Depreciation                                     0.6           0.4           0.2        50
General and administrative                       5.9           4.4           1.5        34

Gain on sale of long-lived assets                 --          (0.6)          0.6        --
Taxes other than on income                       1.3           1.1           0.2        18
Investment income and other                     (0.5)         (0.4)         (0.1)       25
Interest expense                                 0.2           2.4          (2.2)       (9)
                                              ------       -------     ---------        --

                                              $ 25.9       $  22.5     $     3.4        15%
                                              ======       =======     =========        ==

      Operating expenses increased as a result of higher oil volumes and maintenance work while the drilling program is suspended. Depletion and amortization expense per Boe produced during the second quarter 2005 was $2.98 versus $2.40 in the second quarter of 2004. The increase was primarily due to increased future development costs. General and administrative expense increased due the annual issuance of restricted stock, additional audit fees, consulting and legal fees related to our business development activities. Taxes other than on income increased due to increased Venezuelan municipal taxes which result from higher oil revenues and an increase in the municipal tax rate in Uracoa.

      The effective tax rate declined in the second quarter 2005 to 39 percent from 52 percent in 2004 primarily due to higher Venezuelan pre-tax revenue in the second quarter 2005 and the elimination of corporate interest expense due to the November 1, 2004 redemption of our 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes"). Our tax calculations do not include the tax increases recently announced by the SENIAT (see Item 2. Venezuela).

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004 (IN MILLIONS)

      We reported net income of $32.2 million, or $0.84 diluted earnings per share, in the six months ended 2005 compared with net income of $13.8 million, or $0.36 diluted earnings per share, in the six months ended 2004. Below is a discussion of revenues, price and volume variances.

                                              SIX MONTHS ENDED
                                                  JUNE 30,                             %
                                            --------------------      INCREASE     INCREASE
                                             2005         2004       (DECREASE)   (DECREASE)    INCREASE
                                            -------      -------      --------     --------     --------
Revenues
     Crude oil                              $ 103.1      $  63.8     $    39.3        62%
     Natural gas                               14.3         16.4          (2.1)      (13)
                                            -------      -------     ---------        --
     Total Revenues                         $ 117.4      $  80.2     $    37.2        49%
                                            =======      =======     =========        ==

Price and Volume Variances
     Crude oil price Variance (per Bbl)     $ 22.15      $ 16.87     $    5.28        31%       $   19.9
Volume Variances
     Crude oil volumes (MBbls)                4,658        3,781           877        24%       $   19.4
     Natural gas volumes (MMcf)              13,850       15,931        (2,081)      (13)           (2.1)
                                                                                                --------
Total volume variances                                                                          $   17.3
                                                                                                ========

Revenue, Crude Oil Price Variance and Volume Variances

      Revenues were higher in the six months ended 2005 compared to 2004 due to increases in world crude oil prices and volumes as a result of our second half 2004 drilling program. Price variance is net of the $4.10 per Bbl hedges in place during 2005. Gas delivery volumes have declined due to delays in PDVSA permitting the drilling of new wells and the natural decline of associated gas from existing oil wells. All gas deliveries are associated with the Uracoa oil wells.

Total expenses and other non-operating (income) expense:

                                          SIX MONTHS ENDED
                                              JUNE 30,                             %
                                        --------------------      INCREASE     INCREASE
                                         2005         2004       (DECREASE)   (DECREASE)
                                        ------       -------     ---------    ----------
Operating expenses                      $ 17.7       $  14.7     $     3.0        20%
Depletion and amortization                20.8          15.5           5.3        34
Depreciation                               1.1           0.9           0.2        22
General and administrative                10.9           8.0           2.9        36

Gain on sale of long-lived assets           --          (0.6)          0.6        --
Taxes other than on income                 3.1           2.3           0.8        35
Investment income and other               (1.0)         (0.7)         (0.3)       43
Interest expense                           0.4           4.9          (4.5)      (92)
Net (gain) loss on exchange rates         (2.8)          0.6          (3.4)       --
                                        ------       -------     ---------       ---

                                        $ 50.2       $  45.6     $     4.6        10%
                                        ======       =======     =========       ===

      Operating expenses increased as a result of higher oil volumes and maintenance work while the drilling program is suspended. Depletion and amortization expense per Boe produced during the second quarter 2005 was $2.99 versus $2.41 in the second quarter of 2004. The increase was primarily due to increased future development costs. General and administrative expense increased due the annual issuance of restricted stock, additional audit fees, consulting and legal fees related to our business development activities. Taxes other than on income increased due to increased Venezuelan municipal taxes which result from higher oil revenues and an increase in the municipal tax rate in Uracoa.

      The effective tax rate declined in the second quarter 2005 to 38 percent from 45 percent in 2004 primarily due to higher Venezuelan pre-tax revenue in the second quarter 2005 and the elimination of corporate interest expense due to the November 1, 2004 redemption of 2007 Notes. Our tax calculations do not include the tax increases recently announced by the SENIAT (see Item 2. Venezuela).

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

      Venezuela imposed currency exchange restrictions in February 2003 and adjusted the official exchange rate between Bolivars and U.S. Dollars in March 2005 from 1,920 Bolivars to 2,150 Bolivars to the U.S. Dollar. There has been no change in the official exchange rate since that time. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. Dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and controls. PDVSA remitted 50 percent of the first quarter oil service fees in Bolivars. Due to currency control regulations, it may not be possible to convert excess Bolivars into U.S. Dollars or other foreign currencies. Continued substantial payment by PDVSA in Bolivars or the inability to convert the Bolivars into U.S. Dollars could have a material adverse effect on our financial condition.

      Within the United States, inflation has had a minimal effect on us, but it is potentially an important factor in results of operations in Venezuela. With respect to Harvest Vinccler, a significant majority of the sources of funds, including the proceeds from oil sales, our contributions and credit financings, are denominated in U.S. Dollars, while many local transactions in Venezuela are conducted in local currency such as local salaries, municipal and income taxes. If the rate of increase in the value of the U.S. Dollar compared with the Bolivar continues to be less than the rate of inflation in Venezuela, then inflation could be expected to have an adverse effect on Harvest Vinccler.

CONCLUSION

      The situation in Venezuela is adversely affecting our cash flow and may affect our ability to fund execution of our business plan. Our business plan is based upon projections of prices, production levels, and our assumptions that we will be allowed to carry out our program on acceptable terms, that there will be no disruptions or limitations on our production, that PDVSA will pay our invoices timely and in U.S. Dollars and that our cash reserves are adequate. These expectations and assumptions are subject to significant current risk due to the actual and threatened actions of the Venezuelan government (see Item 2. Venezuela). Such actions could also negatively impact the carrying value of certain assets on our balance sheet. In the normal course of our business, our future cash flows are subject to a number of variables including, but not limited to, the level of production, prices, as well as various economic and political conditions that have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from the adverse changes of the situation in Venezuela, and adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2004, and our Quarterly Report on Form 10-Q for the period ended March 31, 2005, as well as in Item 2. Venezuela.

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

      Based on their evaluation as of June 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods as specified in the Securities and Exchange Commission's rules and forms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            See our Annual Report on Form 10-K for the year ended 2004 for a description of certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.

            The SENIAT Tax Assessment. On July 22, 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 184 billion Venezuelan Bolivars related to fiscal years 2001 through 2004. At the official exchange rate of 2,150 Bolivars per U.S. Dollar, the dollar equivalent of the preliminary tax assessment is approximately $85 million. In addition, the SENIAT imposed penalties equal to 10 percent of the preliminary tax assessment claim for a total claim of 202 billion Bolivars, or approximately $94 million. We are in the process of reviewing the assessment, but believe Harvest Vinccler has met its tax obligations in all material respects. We intend to take all measures necessary to protect our rights, and will vigorously challenge all elements of the assessment that are not supported by Venezuelan law.

            International Arbitration. As reported under Item 2 Venezuela above, as a result of the actions taken by PDVSA, MEP and the SENIAT, in July 2005, we delivered formal notices to Venezuelan government officials of an investment dispute under Venezuelan law and investment treaties entered into by the government of Venezuela. The bilateral investment treaties and Venezuelan law provide for international arbitration of investment disputes conducted under the auspices of the World Bank.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At our Annual Meeting of Stockholders held on May 19, 2005, the following items were voted on by the Stockholders:

            1.    To approve the Election of Directors:

                      Votes in Favor   Votes Against/Withheld
                      --------------   ----------------------
Stephen D. Chesebro'    34,472,255            582,648
John U. Clarke          34,465,630            589,273
Byron A. Dunn           34,481,173            573,730
James A. Edmiston       34,730,530            324,373
H. H. Hardee            34,490,853            564,050
Peter J. Hill           34,490,873            564,030
Patrick M. Murray       34,488,727            566,176

            2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the year ended December 31, 2005:

Votes in Favor      Against/Withheld Votes       Abstentions/Broker Non-Votes
--------------      ----------------------       ----------------------------
  34,981,436                51,979                          21,488

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

            3.2 Amended and Restated Bylaws as of May 19, 2005. (Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 29, 2005, File No. 1-10762.)

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

            4.3 Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit
                  4.3 to our Form 10-Q filed on April 29, 2005, File No.
                  1-10762).

            4.4 Harvest Natural Resources, Inc. Deferred Compensation Plan for the Board of Directors, dated as of May 23, 2003, between Harvest Natural Resources, Inc. and its Board of Directors.

            4.5 Amendment, Freeze and Termination Agreement to the Harvest Natural Resources, Inc. Deferred Compensation Plan for the Board of Directors, dated as of May 31, 2005, between Harvest Natural Resources, Inc. and its Board of Directors.

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

                                       HARVEST NATURAL RESOURCES, INC.

Dated: August 1, 2005                  By: /S/Peter J. Hill
                                           -------------------------------------
                                           Peter J. Hill
                                           President and Chief Executive Officer

Dated: August 1, 2005                  By: /S/Steven W. Tholen
                                           --------------------------------
                                           Steven W. Tholen
                                           Senior Vice President - Finance,
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                  DESCRIPTION

    3.1           Amended and Restated Certificate of Incorporation.
                  (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

    3.2 Amended and Restated Bylaws as of May 19, 2005. (Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 29, 2005, File No. 1-10762.)

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

    4.3 Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit
                  4.3 to our Form 10-Q filed on April 29, 2005, File No.
                  1-10762).

    4.4 Harvest Natural Resources, Inc. Deferred Compensation Plan for the Board of Directors, dated as of May 23, 2003, between Harvest Natural Resources, Inc. and its Board of Directors.

    4.5 Amendment, Freeze and Termination Agreement to the Harvest Natural Resources, Inc. Deferred Compensation Plan for the Board of Directors, dated as of May 31, 2005, between Harvest Natural Resources, Inc. and its Board of Directors.

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