Form 10-Q
period 2005-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2005-10-27
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period September 30, 2005 or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the transition period from            to
                                                 ----------    ----------

                           COMMISSION FILE NO. 1-10762

                         ------------------------------


                         HARVEST NATURAL RESOURCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                         DELAWARE                                                                    77-0196707
     (State or Other Jurisdiction of Incorporation or                                   (I.R.S. Employer Identification No.)
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

                                   Yes X   No
                                      ---    ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes X   No
                                      ---    ---

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes     No X
                                      ---    ---

         At October 21, 2005, 37,846,984 shares of the registrant's common stock were outstanding.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I         FINANCIAL INFORMATION

      Item 1.      FINANCIAL STATEMENTS
                      Unaudited Consolidated Balance Sheets at September 30, 2005
                           and December 31, 2004..........................................................     3
                      Unaudited Consolidated Statements of Operations and
                           Comprehensive Income for the Three and Nine Months
                           Ended September 30, 2005 and 2004..............................................     4
                      Unaudited Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 2005 and 2004.......................................     5
                      Notes to Consolidated Financial Statements..........................................     6

      Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS....................................................    13

      Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK......................................................................    20

      Item 4.      CONTROLS AND PROCEDURES................................................................    20

PART II        OTHER INFORMATION

      Item 1.      LEGAL PROCEEDINGS......................................................................    21

      Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES
                        AND USE OF PROCEEDS...............................................................    21

      Item 3.      DEFAULTS UPON SENIOR SECURITIES........................................................    21

      Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................    21

      Item 5.      OTHER INFORMATION......................................................................    21

      Item 6.      EXHIBITS...............................................................................    21


SIGNATURES................................................................................................    23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      2005              2004
                                                                                  -------------    -------------
                                                                                          (in thousands)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents.............................................       $     142,005    $      84,600
     Restricted cash.......................................................                  --               12
     Accounts and notes receivable:
         Accrued oil and gas sales.........................................              64,876           58,937
         Joint interest and other, net.....................................              10,534           12,780
     Put options...........................................................                  12           14,209
     Deferred income tax...................................................               1,277              251
     Prepaid expenses and other............................................               1,023            1,426
                                                                                  -------------    -------------
              TOTAL CURRENT ASSETS.........................................             219,727          172,215

RESTRICTED CASH............................................................                  16               16
OTHER ASSETS  .............................................................               2,179            2,072
DEFERRED INCOME TAXES......................................................               6,034            6,034
PROPERTY AND EQUIPMENT:
     Oil and gas properties (full cost method - costs of $2,900
         excluded from amortization in 2005 and 2004, respectively)........             644,064          631,082
     Other administrative property.........................................               9,855           10,008
                                                                                  -------------    -------------
                                                                                        653,919          641,090
     Accumulated depletion, depreciation and amortization..................            (483,105)        (453,941)
                                                                                  -------------    -------------
                                                                                        170,814          187,149
                                                                                  -------------    -------------
                                                                                  $     398,770    $     367,486
                                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable, trade and other.....................................       $       8,179    $       8,428
     Accounts payable, related party.......................................               9,111           11,063
     Accrued expenses......................................................              21,369           29,426
     Income taxes payable..................................................              16,128           22,475
     Current portion of long-term debt.....................................               5,767           11,833
                                                                                  -------------    -------------
              TOTAL CURRENT LIABILITIES                                                  60,554           83,225
LONG-TERM DEBT.............................................................                  --               --
ASSET RETIREMENT LIABILITY.................................................               2,016            1,941
COMMITMENTS AND CONTINGENCIES..............................................                  --               --
MINORITY INTEREST..........................................................              51,379           39,131
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01 a share; authorized 5,000 shares;
         outstanding, none.................................................                  --               --
     Common stock, par value $0.01 a share; authorized 80,000 shares;
         issued 37,845 shares at September 30, 2005 and 37,544 shares
         at December 31, 2004..............................................                 378              375
     Additional paid-in capital............................................             188,539          185,183
     Retained earnings.....................................................             102,226           61,897
     Accumulated other comprehensive loss..................................              (2,478)            (487)
     Treasury stock, at cost, 770 shares at September 30, 2005 and
         764 shares at December 31, 2004...................................              (3,844)          (3,779)
                                                                                  -------------    -------------
              TOTAL STOCKHOLDERS' EQUITY...................................             284,821          243,189
                                                                                  -------------    -------------
                                                                                  $     398,770    $     367,486
                                                                                  =============    =============

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                   --------------------------         --------------------------
                                                      2005            2004                2005           2004
                                                   -----------    -----------         -----------    -----------
                                                                (in thousands, except per share data)
REVENUES
     Oil sales                                     $    54,772    $    37,937         $   157,935    $   101,722
     Gas sales                                           6,449          8,116              20,714         24,525
                                                   -----------    -----------         -----------    -----------
                                                        61,221         46,053             178,649        126,247
                                                   -----------    -----------         -----------    -----------
EXPENSES
     Operating expenses                                  9,233          7,934              26,884         22,641
     Depletion, depreciation and amortization           10,187          8,195              32,101         24,554
     General and administrative                          6,698          7,130              17,587         15,137
     Account receivable write-off on
        retroactive oil price adjustment                 4,548             --               4,548             --
     Gain on sale of long-lived assets                      --             --                  --           (578)
Taxes other than on income                               1,579          1,438               4,632          3,750
                                                   -----------    -----------         -----------    -----------
                                                        32,245         24,697              85,752         65,504
                                                   -----------    -----------         -----------    -----------
INCOME FROM OPERATIONS                                  28,976         21,356              92,897         60,743

OTHER NON-OPERATING INCOME (EXPENSE)
     Loss on early extinguishment of debt                   --         (2,928)                 --         (2,928)
     Investment earnings and other                         959            597               1,985          1,325
     Interest expense                                   (2,783)        (2,447)             (3,235)        (7,384)
     Net gain (loss) on exchange rates                      (3)            (1)              2,754           (618)
                                                   -----------    -----------         -----------    -----------
                                                        (1,827)        (4,779)              1,504         (9,605)
                                                   -----------    -----------         -----------    -----------
INCOME BEFORE INCOME
    TAXES AND MINORITY INTERESTS                        27,149         16,577              94,401         51,138

INCOME TAX EXPENSE                                      16,332          7,617              41,824         23,119
                                                   -----------    -----------         -----------    -----------
INCOME BEFORE MINORITY INTERESTS                        10,817          8,960              52,577         28,019

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY COMPANIES                                 2,674          3,654              12,248          8,958
                                                   -----------    -----------         -----------    -----------
NET INCOME                                         $     8,143    $     5,306         $    40,329    $    19,061
                                                   ===========    ===========         ===========    ===========

NET INCOME PER COMMON SHARE:
     Basic                                         $      0.22    $      0.15         $      1.09    $      0.53
                                                   ===========    ===========         ===========    ===========
     Diluted                                       $      0.21    $      0.14         $      1.05    $      0.50
                                                   ===========    ===========         ===========    ===========
OTHER COMPREHENSIVE INCOME (LOSS):
     UNREALIZED MARK TO MARKET
     INCOME/(LOSS) FROM CASH FLOW
     HEDGING ACTIVITIES, NET OF TAX                      2,287         (2,357)             (1,991)        (2,357)
                                                   -----------    -----------         -----------    -----------
COMPREHENSIVE INCOME                               $    10,430    $     2,949         $    38,338    $    16,704
                                                   ===========    ===========         ===========    ===========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      2005              2004
                                                                                  -------------    -------------
                                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................       $      40,329    $      19,061
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depletion, depreciation and amortization..............................              32,101           24,554
     Amortization of financing costs.......................................                  --              228
     Gain on disposition of assets.........................................                  --             (578)
     Write off of unamortized financing costs..............................                  --              936
     Account receivable write-off on retroactive price adjustments.........               4,548               --
     Deferred compensation expense.........................................                (535)             389
     Non-cash compensation-related charges.................................               2,533            1,686
     Minority interest in consolidated subsidiary companies................              12,248            8,958
     Changes in operating assets and liabilities:
       Accounts and notes receivable.......................................              (8,241)         (11,581)
       Prepaid expenses and other..........................................                 403             (505)
       Commodity hedging contract..........................................              11,180          (14,947)
       Accounts payable....................................................                (249)            (346)
       Accounts payable, related party.....................................              (1,952)             295
       Accrued expenses....................................................              (7,522)           3,892
       Asset retirement liability..........................................                  75             (709)
       Income taxes payable................................................              (6,347)           6,367
                                                                                  -------------    -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES.........................              78,571           37,700
                                                                                  -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of long-lived assets.................................                  --              578
   Additions of property and equipment.....................................             (15,766)         (19,774)
   Decrease in restricted cash.............................................                  12               --
   Investment costs........................................................                (107)            (216)
                                                                                  -------------    -------------
       NET CASH USED IN INVESTING ACTIVITIES...............................             (15,861)         (19,412)
                                                                                  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock.............................                 761            3,362
   Payments of notes payable...............................................              (6,066)         (89,775)
   Dividend paid to minority interest......................................                  --           (2,100)
                                                                                  -------------    -------------
       NET CASH USED IN FINANCING ACTIVITIES...............................              (5,305)         (88,513)
                                                                                  -------------    -------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................              57,405          (70,225)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................              84,600          138,660
                                                                                  -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................       $     142,005    $      68,435
                                                                                  =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for interest expense........................       $         642    $      11,839
                                                                                  =============    =============
   Cash paid during the period for income taxes............................       $      14,902    $       7,334
                                                                                  =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         During the nine months ended September 2005, we issued 0.1 million shares of restricted stock valued at $0.7 million and Peter Hill, our former Chief Executive Officer, elected to pay withholding tax on a 2002 restricted stock grant on a cashless basis. This resulted in 5,497 shares being held as treasury stock at cost. During the nine months ended September 30, 2004, we issued 0.1 million shares of restricted stock valued at $1.1 million and we wrote-off $0.9 million of unamortized debt financing costs in connection with the redemption and discharge of the 9.375 percent senior unsecured notes due November 1, 2007 ("2007 Notes").

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

         In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for the three and nine month periods ended 2005 and 2004. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2004, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

REVENUE RECOGNITION

         Oil and natural gas revenue is accrued monthly based on production and delivery. Each quarter, Harvest Vinccler invoices PDVSA Petroleo S.A., an affiliate of Petroleos de Venezuela S.A. ("PDVSA"), based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted U.S. Dollar contract service fees per barrel. The related Operating Service Agreement ("OSA") with PDVSA provides for Harvest Vinccler to receive an operating fee for each barrel of crude oil delivered and the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per barrel set forth in the agreement. In August 2005, Harvest Vinccler and PDVSA executed a Transitory Agreement (the "Transitory Agreement") which provided a maximum total fee per barrel paid under the OSA will not exceed 66.67 percent of the value of the crude oil as determined under an Annex to the Transitory Agreement. This limitation was applied retroactively to January 1, 2005 and approximates 46.5 percent of West Texas Intermediate ("WTI"). The operating fee is subject to quarterly adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index. Each quarter, Harvest Vinccler also invoices PDVSA for natural gas sales based on a fixed price of $1.03 per Mcf. In addition, Harvest Vinccler agreed to sell to PDVSA 4.5 million barrels of oil stipulated as additional volumes resulting from the gas production ("Incremental Crude Oil"). A portion of the Incremental Crude Oil is invoiced to PDVSA quarterly at a fixed price of $7.00 per Bbl. The invoice is prepared and submitted to PDVSA by the end of the first month following the end of each calendar quarter, and payment is due from PDVSA by the end of the second month following the end of each calendar quarter. Harvest Vinccler invoiced PDVSA for the first and second quarters of 2005 for the delivery of its crude oil and natural gas in accordance with the original OSA terms and recognized its revenue in a manner consistent with prior periods. The retroactive application of the new maximum total fee limitation per the Transitory Agreement resulted in a write-off of $4.5 million of the PDVSA receivable in the third quarter 2005. All oil and gas revenues are now recorded based on the Transitory Agreement.

CASH AND CASH EQUIVALENTS

         At September 30, 2005, Harvest Vinccler had 39.3 billion Venezuela Bolivars ("Bolivars") which are shown in the September 30, 2005 financial statements as $18.5 million in cash and cash equivalents. Harvest Vinccler has a limited need for Bolivars in the conduct of its business but expects to be able to utilize the Bolivars received to date. However, to the extent that Harvest Vinccler receives additional Bolivars in excess of its internal needs, there may be limited means to convert excess Bolivars into U.S. Dollars or other foreign currencies, and there would be a loss on any conversion where the exchange rate is above the official rate of 2,150 Bolivars to the U.S. Dollar.

MINORITY INTERESTS

         We record a minority interest attributable to the minority shareholder of our Venezuela subsidiaries. The minority interest in net income is subtracted to arrive at consolidated net income.

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires that all items required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. We reflected unrealized mark-to-market losses from cash flow hedging activities as other comprehensive loss during the three and nine month periods ended 2005 and 2004 and, in accordance with SFAS 130, have provided a separate line in the unaudited consolidated statement of operations and comprehensive income to reflect such loss.

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

         In August 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing a WTI crude oil put for 5,000 barrels of oil per day. The put cost was $4.24 per barrel, or $7.7 million, and has a strike price of $40.00 per barrel. In September 2004, Harvest Vinccler hedged an additional portion of its calendar year 2005 oil sales by purchasing a second WTI crude oil put for 5,000 barrels of oil per day. The put cost was $3.95 per barrel, or $7.2 million, and has a strike price of $44.40 per barrel. Due to the amended pricing structure as revised by the Transitory Agreement for our Venezuelan oil, these two puts have the economic effect of hedging approximately 21,500 barrels of oil per day for an average of $17.72 per barrel. These puts qualify under the highly effective test and the mark-to-market loss at September 30, 2005 is included in other comprehensive loss.

         Accumulated Other Comprehensive Loss consisted of $3.8 million and $0.7 million ($2.5 million and $0.5 million net of tax) at September 30, 2005 and December 31, 2004, respectively, of unrealized losses on our crude oil puts. Oil sales for the three and nine month periods ended 2005 included losses of $3.8 million and $11.2 million, respectively, in settlement of the hedges. Oil sales for the three and nine month periods ended 2004 included no losses in settlement of the puts. Deferred net losses recorded in Accumulated Other Comprehensive Loss at September 30, 2005 and December 31, 2004, is expected to be reclassified to earnings during 2005.

         We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

ASSET RETIREMENT LIABILITY

         Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the nine months ended September 30, 2005 and nine wells were abandoned in year ended December 31, 2004. Changes in asset retirement obligations during the nine months ended September 30, 2005 and year ended December 31, 2004 were as follows:

                                                                          September 30,          December 31,
                                                                               2005                  2004
                                                                          -------------          ------------
     Asset retirement obligations beginning of period                      $     1,941           $     1,459
         Liabilities recorded during the period                                     --                 1,454
         Liabilities settled during the period                                      --                  (540)
         Revisions in estimated cash flows                                          (8)                 (470)
         Accretion expense                                                          83                    38
                                                                           -----------           -----------
              Asset retirement obligations end of period                   $     2,016           $     1,941
                                                                           ===========           ===========

EARNINGS PER SHARE

          Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 37.0 million and 36.9 million for the three and nine months ended 2005, respectively, and 36.2 million and 36.0 million for the three and nine months ended 2004, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 38.5 million and 38.4 million for the three and nine months ended 2005, respectively, and 38.3 million and 38.0 million for the three and nine months ended 2004, respectively.

         An aggregate of 1.9 million and 1.8 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average share price for the three and nine months ended 2005, respectively. An aggregate of 1.0 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average share price for the three and nine months ended 2004.

STOCK-BASED COMPENSATION

         At September 30, 2005, we had several stock-based employee compensation plans, which are more fully described in Note 5 in our Annual Report on Form 10-K for the year ended 2004. Prior to 2003, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the three and nine months ended 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                   --------------------------         --------------------------
                                                      2005            2004                2005           2004
                                                   -----------    -----------         -----------    -----------
                                                                (in thousands, except per share data)
     Net income, as reported                       $     8,143    $     5,306         $    40,329    $    19,061
     Add: Stock based employee compensation
         cost, net of tax                                  699            355               1,857            617
     Less: Total stock-based employee
         compensation cost determined
         under fair value based method, net of tax        (706)          (435)             (1,923)        (1,003)
                                                   -----------    -----------         -----------    -----------
     Net income - proforma                         $     8,136    $     5,226         $    40,263    $    18,675
                                                   ===========    ===========         ===========    ===========

         Earnings per share:
              Basic - as reported                  $      0.22    $      0.15         $      1.09    $      0.53
                                                   ===========    ===========         ===========    ===========
              Basic - proforma                     $      0.22    $      0.14         $      1.09    $      0.52
                                                   ===========    ===========         ===========    ===========

              Diluted - as reported                $      0.21    $      0.14         $      1.05    $      0.50
                                                   ===========    ===========         ===========    ===========
              Diluted - proforma                   $      0.21    $      0.14         $      1.05    $      0.49
                                                   ===========    ===========         ===========    ===========

         Stock options of 0.2 million and 0.6 million were exercised in the nine months ended 2005 and 2004, respectively, with cash proceeds of $0.8 million and $3.4 million, respectively.

RECLASSIFICATIONS

         Certain items in 2004 have been reclassified to conform to the 2005 financial statement presentation.

NOTE 2 - LONG-TERM DEBT

LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      2005              2004
                                                                                  -------------    -------------
                                                                                          (in thousands)
         Note payable with interest at 8.5%................................       $         600    $       1,500
         Note payable with interest at 9.5%................................               5,167           10,333
                                                                                  -------------    -------------
                                                                                          5,767           11,833

         Less current portion..............................................               5,767           11,833
                                                                                  -------------    -------------
                                                                                  $          --    $          --
                                                                                  =============    =============

         Our 2007 Notes were redeemed on November 1, 2004. We were released from all obligations related to the 2007 Notes. The redemption of the 2007 Notes triggered an obligation under the terms of Harvest Vinccler's U.S. Dollar loans from a Venezuelan commercial bank to renegotiate the terms of those loans or, if agreement on renegotiated terms could not be reached within 30 days after November 1, 2004, the loans could be declared due and payable. As a result, the entire amount has been reclassified from long term to current debt. It is possible that agreement will not be reached in negotiated terms and Harvest Vinccler will be required to repay the remaining balance of $5.8 million.

         We have classified all of our outstanding debt as current at September 30, 2005.

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

         The SENIAT Tax Assessment. On July 22, 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 184 billion Bolivars related to fiscal years 2001 through 2004. At the official exchange rate of 2,150 Bolivars per U.S. Dollar, the dollar equivalent of the preliminary tax assessment is approximately $85 million. In addition, the SENIAT imposed penalties equal to 10 percent of the preliminary tax assessment for a total claim of 202 billion Bolivars, or approximately $94 million. Upon review of the preliminary tax assessment, we determined not to contest two elements of the preliminary tax assessment and made payments totaling 11.3 billion Bolivars, or $5.3 million, in August and September, 2005. On September 15, 2005, we filed a response with the SENIAT contesting all other claims. We believe Harvest Vinccler has met its tax obligations in all material respects. We intend to take all measures necessary to protect our rights, and will vigorously challenge all elements of the preliminary tax assessment that are not supported by Venezuelan law.

         International Arbitration. In July 2005, as a result of the actions taken by PDVSA, the Ministry of Energy and Petroleum ("MEP") and the SENIAT, we delivered formal notices to Venezuelan government officials of an investment dispute under Venezuelan law and bilateral investment treaties entered into by the government of Venezuela. The bilateral investment treaties and Venezuelan law provide for international arbitration of investment disputes conducted through the International Centre for Settlement of Investment Disputes of the World Bank.

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

NOTE 4 - TAXES

TAXES OTHER THAN ON INCOME

         Harvest Vinccler pays municipal taxes on operating fee revenues it receives for production from the South Monagas Unit. The components of taxes other than on income were (in thousands):

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                   --------------------------         --------------------------
                                                      2005            2004                2005           2004
                                                   -----------    -----------         -----------    -----------
     Venezuelan Municipal Taxes                    $     1,422    $     1,226         $     4,326    $     2,983
     Franchise Taxes                                        11             90                 (71)           339
     Payroll and Other Taxes                               146            122                 377            428
                                                   -----------    -----------         -----------    -----------
                                                   $     1,579    $     1,438         $     4,632    $     3,750
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

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                   --------------------------         --------------------------
                                                      2005            2004                2005           2004
                                                   -----------    -----------         -----------    -----------
     SEGMENT REVENUES Oil and gas sales:
         Venezuela                                 $    61,221    $    46,053         $   178,649    $   126,247
                                                   -----------    -----------         -----------    -----------
              Total oil and gas sales                   61,221         46,053             178,649        126,247
                                                   -----------    -----------         -----------    -----------
     SEGMENT INCOME (LOSS)
         Venezuela                                      13,736         14,618              52,028         35,831
         Russia                                           (433)        (1,644)             (1,926)        (2,835)
         United States and other                        (5,160)        (7,668)             (9,773)       (13,935)
                                                   -----------    -----------         -----------    -----------
              Net income                           $     8,143    $     5,306         $    40,329    $    19,061
                                                   ===========    ===========         ===========    ===========


                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    2005                2004
                                                                                -------------      -------------
OPERATING SEGMENT ASSETS
     Venezuela.............................................................     $     306,190      $     309,794
     Russia   .............................................................               428                385
     United States and other...............................................           104,112            108,408
                                                                                -------------      -------------
                                                                                      410,730            418,587
     Intersegment eliminations.............................................           (11,960)           (51,101)
                                                                                -------------      -------------
                                                                                $     398,770      $     367,486
                                                                                =============      =============

NOTE 6 - VENEZUELA

         Under the terms of our OSA with PDVSA related to the reactivation and further development of the Uracoa, Tucupita and Bombal fields in Venezuela, a service fee payment to Harvest Vinccler is due by the end of the second month after the end of each calendar quarter. PDVSA did not make its first or second quarter payments by the due date. As a result of signing the Transitory Agreement, in September 2005, PDVSA paid Harvest Vinccler $7.6 million (75 percent in U.S. Dollars and 25 percent in Bolivars) of the shortfall for the first quarter revenues. Harvest Vinccler has written off the remaining $2.2 million due from the first quarter and $2.3 million of the second quarter revenues in accordance with the terms of the Transitory Agreement. Harvest Vinccler has notified PDVSA in writing that the payments in Bolivars are contrary to the terms of the OSA and demanded full and proper payment. Harvest Vinccler has a limited need for Bolivars in the conduct of its business but expects to be able to utilize the Bolivars received to date. However, to the extent that Harvest Vinccler receives additional Bolivars in excess of its internal needs, there may be limited means to convert excess Bolivars into U.S. Dollars or other foreign currencies, and there would be a loss on any conversion where the exchange rate is above the official rate of 2,150 Bolivars to the U.S. Dollar.

         In October 2005, Harvest Vinccler's representatives met with the SENIAT regarding a value added tax withholding dispute. SENIAT's position was that Harvest Vinccler did not withhold the appropriate amount of value added tax from payments to its vendors in April through July 2005. SENIAT stated they will assess penalties and interest for approximately $1.4 million for the failure to withhold the prescribed amounts of value added taxes which have been accrued in the third quarter of 2005.

NOTE 7 - RELATED PARTY TRANSACTIONS

         In March 2002, we entered into construction service agreements with Venezolana International, S.A. ("Vinsa"). Vinsa is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which owns 20 percent of Harvest Vinccler. This agreement was terminated on September 19, 2004. Vinsa provided $0.3 million and $0.9 million in construction services for our Venezuelan field operations for the three and nine months ended 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Harvest Natural Resources, Inc. ("Harvest" or the "Company") cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words "budget", "guidance", "forecast", "anticipate", "expect", "believes", "goals", "projects", "plans", "anticipates", "estimates", "should", "could", "assume" and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for our undeveloped proved reserves, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company's ability to acquire oil and gas properties that meet its objectives, changes in operating costs, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended 2004, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.

VENEZUELA

         In our Annual Report on Form 10-K for the year ended 2004, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, we described events in Venezuela affecting our oil and gas production and profitability:

o In January 2005, we announced that our 80 percent owned Venezuelan subsidiary, Harvest Vinccler, C.A. ("Harvest Vinccler"), was suspending its drilling program.

o The Ministry of Energy and Petroleum ("MEP") and Petroleos de Venezuela S.A. ("PDVSA") announced their intent to renegotiate the terms of the active operating service agreements in Venezuela, including the South Monagas Unit Operating Service Agreement ("OSA") held by Harvest Vinccler. In April 2005, MEP declared that the operating service agreements lack legal validity and that within the next six months all such agreements had to be converted into mixed companies under the 2001 Venezuelan Organic Hydrocarbon Law ("OHL") in which the State will have a majority ownership.

o MEP also imposed a cap on the service fees paid under the operating services agreements equal to two-thirds of the market value of the crude delivered to PDVSA. The cap on service fees resulted in an underpayment to Harvest Vinccler of $9.8 million for first quarter oil and gas deliveries. In addition, PDVSA's partial payment was nearly a month late, and 50 percent of the payment was in Venezuela Bolivars ("Bolivars").

o The Venezuelan income tax authority, the SENIAT, announced that the income tax rate paid by companies with operating service agreements would be retroactively increased from 34 percent to 67 percent for 2001 and from 34 percent to 50 percent for all years thereafter. The SENIAT completed a tax audit of Harvest Vinccler for the tax years beginning with 2001, and in July 2005, the SENIAT issued a preliminary tax assessment of 184 billion Bolivars. At the official exchange rate, the U.S. Dollar equivalent of the preliminary tax assessment is approximately $85 million. In addition, the SENIAT imposed penalties equal to 10 percent of the preliminary tax assessment.

o As a result of the actions taken by PDVSA, MEP and the SENIAT, we delivered formal notices to Venezuelan government officials of an investment dispute under Venezuelan law and bilateral investment treaties entered into by the government of Venezuela. The bilateral investment treaties and Venezuelan law provide for international arbitration of investment disputes conducted through the International Centre for Settlement of Investment Disputes of the World Bank.

          The delay of our drilling program and curtailment of our oil and gas deliveries continues to have a material adverse effect on our financial condition, results of operations and cash flows. We have also stated that the situation in Venezuela is having an adverse affect on our ability to obtain financing to acquire and develop growth opportunities elsewhere and that it may also have a material adverse effect on our oil and gas reserves. See Item 1-Business and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended 2004 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation, in our Form 10-Q Quarterly Reports for the periods ended March 31, 2005 and June 30, 2005, for a complete description of these matters.

         On August 4, 2005, Harvest Vinccler entered into a Transitory Agreement with PDVSA (the "Transitory Agreement"). The Transitory Agreement provides that effective January 1, 2005 the service fee paid under the OSA will not exceed
66.67 percent of the value of the crude oil as determined under an Annex to the Transitory Agreement. The Transitory Agreement further provides that the parties undertake to negotiate in good faith the terms and conditions for the conversion of the OSA into a mixed company. The Transitory Agreement also provides that Harvest Vinccler undertakes to faithfully pay all amounts due the Venezuelan Income Tax Authority under the requirements of the income tax laws. We understand that similar transitory agreements have been entered into with PDVSA by several other companies with operating service agreements. As we previously reported, the $9.8 million underpayment to Harvest Vinccler for first quarter 2005 deliveries was due in part to PDVSA understating the actual market value of the crude oil we deliver. The Transitory Agreement takes this position into account in setting the formula for calculating the value of the crude oil, and in September 2005, PDVSA made an additional payment for first quarter deliveries to Harvest Vinccler of $5.7 million and 4 billion Bolivars (equivalent to $1.9 million at the official exchange rate). The new fee under the Transitory Agreement, retroactive to January 1, 2005, also resulted in a write-off in the third quarter 2005 of $4.5 million of accrued oil and gas accounts receivable recorded for oil and gas deliveries in accordance with the OSA for the first and second quarters. Historically, our maximum total fee under the OSA averaged approximately 48 percent of the price of West Texas Intermediate ("WTI"). Under the fee limit in the Transitory Agreement, the new fee has historically averaged approximately 46.5 percent of the price of WTI. The terms of the Transitory Agreement do not prejudice our rights under the OSA or the preliminary tax assessment.

         In September 2005, Harvest Vinccler received $43.3 million in U.S. Dollars and 31 billion Bolivars (equivalent to $14.4 million at the official exchange rate) as payment for second quarter 2005 deliveries to PDVSA. This represents a payment ratio of 75 percent in U.S. Dollars and 25 percent in Bolivars. Harvest Vinccler has a limited need for Bolivars in the conduct of its business but expects to be able to utilize the Bolivars received to date to fund its operational requirements. However, to the extent that Harvest Vinccler receives additional Bolivars in excess of its internal needs, there may be limited means to convert excess Bolivars into U.S. Dollars or other foreign currencies. In addition, there would be a loss on any conversion where the exchange rate for U.S. Dollars is above the official rate of 2,150 Bolivars to the U.S. Dollar. Continued substantial payment by PDVSA in Bolivars or the inability to convert the Bolivars into U.S. Dollars could have a further material adverse effect on our financial position, results of operations and cash flows. Harvest Vinccler has provided notices to PDVSA that partial payments in Bolivars are contrary to the OSA, and has demanded contract compliance.

         A significant part of the $85 million of claims in the preliminary tax assessment received from the SENIAT relates to the retroactive increase in taxes above the existing rate of 34 percent. The claims in the preliminary tax assessment also relate to the disallowance of some deductions and attribution of additional income. Upon review of the preliminary tax assessment, and after discussions with officials in the SENIAT, Harvest Vinccler determined not to contest two elements of the preliminary tax assessment and made payments totaling 11.3 billion Bolivars, or $5.3 million, in August and September 2005. On September 15, 2005, Harvest Vinccler filed an answer with the SENIAT contesting all other elements of the preliminary tax assessment, including the retroactive increase in taxes above the 34 percent rate. On October 7, 2005, Harvest Vinccler filed additional evidence in support of its answer. We believe Harvest Vinccler has met its tax obligations in all material respects, intends to take all measures necessary to protect its rights, and will vigorously challenge all elements of the preliminary tax assessment that are not supported by Venezuelan law. The SENIAT has up to one year from the date of Harvest Vinccler's submission to consider Harvest Vinccler's answer and to determine whether, or to what extent, to issue a final tax assessment. A final tax assessment by the SENIAT may also include additional penalties between 25 percent and 200 percent of the unpaid tax. We are advised that the average penalty imposed by the SENIAT historically has been 112.5 percent of the unpaid tax unless extenuating or aggravating circumstances apply. If a final tax assessment is issued, Harvest

Vinccler can file an administrative appeal with the SENIAT. During the period of review by the SENIAT, any payment obligation is suspended, unless the SENIAT is granted the right by a court to take precautionary measures such as attaching assets. After exhausting administrative appeals, Harvest Vinccler may either pay the tax or file a judicial appeal. If a judicial appeal is filed, the payment obligation may be suspended at the discretion of the court. While there are no established rules regarding payment suspension, we understand it is often granted only if the taxpayer posts a bond or other security equal to 210 percent of the final tax assessment. In the event we initiate an international arbitration, we may also seek to include the final tax assessment as part of that proceeding. At the current level of assessment and considering possible interest and penalties, attachment of assets by the SENIAT, a determination of the need to take a charge against Harvest Vinccler's earnings for the tax liability or a requirement to pay the taxes or post security will have a material adverse effect on Harvest Vinccler's financial condition. A requirement to pay taxes, interest and penalties may exceed Harvest Vinccler's cash balance. To the extent such events would cause the liabilities of Harvest Vinccler to exceed its assets, Harvest Vinccler would be insolvent. In addition, the implementation of a 50 percent tax rate or other changes in the interpretation or application of the tax laws, without compensating values, will have a material adverse effect on Harvest Vinccler's financial position, results of operations or cash flows. We believe that these actions would not impact the cash or cash equivalent position of Harvest Natural Resources, Inc. or its other subsidiaries, which totaled $120.9 million at September 30, 2005.

         Harvest Vinccler began the year with average oil deliveries of 29,000 barrels of oil per day and is currently averaging about 21,000 barrels per day. Gas deliveries at the beginning of the year were averaging 79 million cubic feet a day (MMCF/d), and are currently averaging about 68 MMCF/d. The decline is due to PDVSA's not allowing us to carry out our drilling program for 2005 and the natural decline of the field. Due to these factors, in June 2005 we announced that we were withdrawing operational and financial guidance for 2005. In August 2005, we submitted a proposed 2006 work program and budget to PDVSA which, under circumstances where we have reasonable assurances that PDVSA will adhere to its commitments, would enable Harvest Vinccler to increase deliveries through an accelerated drilling program. PDVSA has not indicated that it will permit Harvest Vinccler to implement its proposed 2006 work program, and it is likely that deliveries will continue to decline until drilling is resumed.

         We remain hopeful of reaching a mutually acceptable agreement with the government of Venezuela on converting the OSA to a mixed company under the OHL while preserving the value of our investment in Harvest Vinccler. The Transitory Agreement provides a platform for our discussions with PDVSA and MEP, and we are actively engaged with their representatives at a number of levels. We also continue to seek resolution of interim drilling, currency and tax issues. However, it is not possible to give any assurances as to the timing or outcome of our discussions with PDVSA, MEP and the SENIAT. If we are unable to reach agreement on the conversion of the OSA to a mixed company, it may be necessary to initiate an arbitration proceeding. An arbitration proceeding may take a number of years to conclude, and we can provide no assurances as to the outcome. Recently, MEP has stated that all operating service agreements will cease to exist after 2005, and that they have been removed from PDVSA's 2006 budget. It is not clear how this pronouncement may apply to Harvest Vinccler or whether our entering into the Transitory Agreement will afford us any protection if such pronouncement were to become law.

         Collectively, the actions by PDVSA, MEP and the SENIAT, both actual and threatened, are having a material adverse effect on our financial condition, results of operations and cash flows. The situation in Venezuela is also having an adverse effect on our ability to obtain financing to acquire and develop growth opportunities elsewhere. The situation in Venezuela also may have a material adverse effect on our oil and gas reserves. An increase in tax rates above 34 percent could cause some of the planned future investments to become uneconomic. In addition, the refusal of PDVSA to allow us to conduct a drilling program and the prospect of recurring breaches of the OSA create uncertainty as to our ability to carry out our development program. These factors create a risk of a downward revision to our proved developed and proved undeveloped reserves. As reported in our Annual Report on Form 10-K for the year ended 2004, approximately 42 percent of our oil reserves and 51 percent of our gas reserves were classified as proved undeveloped reserves.

MANAGEMENT CHANGES

         Effective October 1, 2005, James A. Edmiston was elected President and Chief Executive Officer. The election follows the retirement of former President and Chief Executive Officer, Dr. Peter J. Hill, who remains on our Board of Directors. Mr. Edmiston has been with us since September 2004 when he was named Executive Vice

President and Chief Operating Officer. Mr. Edmiston was elected to the Board of Directors at the May 2005 Annual Meeting of Stockholders.

         In September 2005, Byron Dunn was elected Senior Vice President, Corporate Development. Mr. Dunn resigned his position on the Board of Directors where he served from October 2000 until March 2002 and again from December 2003 until September 2005.

CAPITAL RESOURCES AND LIQUIDITY

         Debt Reduction. We have quarterly principal obligations of $1.3 million and $0.3 million, respectively, on the Harvest Vinccler variable rate loans. We have no other debt obligations.

          Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------------
                                                                            2005                       2004
                                                                         -----------                -----------
                                                                                     (in thousands)
                  Net cash provided by operating activities              $    78,571                $    37,700
                  Net cash used in investing activities                      (15,861)                   (19,412)
                  Net cash used in financing activities                       (5,305)                   (88,513)
                                                                         -----------                -----------
                  Net increase (decrease) in cash                        $    57,405                $   (70,225)
                                                                         ===========                ===========

         At September 30, 2005, we had current assets of $219.7 million and current liabilities of $60.6 million, resulting in working capital of $159.1 million and a current ratio of 3.6:1. This compares with working capital of $89.0 million and a current ratio of 2.1:1 at December 31, 2004. The increase in working capital of $70.1 million was primarily due to higher oil sales prices and oil volumes in Venezuela. Accounts receivable reflects the receipt of $7.6 million of the first quarter 2005 underpayment and the write-off of $4.5 million of accrued oil and gas sales accounts receivable recorded based on first and second quarter oil and gas deliveries.

         Cash Flow from Operating Activities. During the nine months ended 2005 and 2004, net cash provided by operating activities was approximately $78.6 million and $37.7 million, respectively. The $40.9 million increase was primarily due to the increase in oil sales volumes and oil prices.

         Cash Flow from Investing Activities. During the nine months ended 2005 and 2004, we had drilling and production-related capital expenditures of approximately $15.8 million and $19.4 million, respectively. The decrease in capital expenditures is due to completion of the drilling of a natural gas well and the gathering system and facilities for the South Monagas Unit carried over from 2004. Due to PDVSA's actions, no further drilling activity has been carried out in 2005.

         On a year-to-year basis, the timing and size of capital expenditures for the South Monagas Unit are largely at our discretion, although recent actions by PDVSA have greatly limited our ability to make our planned capital expenditures in 2005 and could also limit us in the future. We suspended our drilling program in January because of continuing delays in the receipt of permits to drill new wells. We continue to expend funds for maintenance, gathering systems and facility upgrades for the existing wells. Our remaining worldwide capital commitments support our search for new acquisitions, are relatively minimal and are substantially at our discretion. We continue to assess production levels and commodity prices in conjunction with our capital resources and liquidity requirements.

         Cash Flow from Financing Activities. During the nine months ended 2005, Harvest Vinccler repaid $6.1 million of its U.S. Dollar denominated debt (three payments of $0.3 million and four payments of $1.3 million on the variable rate loans). During the nine months ended 2004, we irrevocably deposited with the Trustee as trust funds $85.0 million plus accrued interest through November 1, 2004 and prepayment call premium of $1.3 million to redeem our 9.375 percent senior unsecured notes due November 1, 2007 (the "2007 Notes") on the redemption date. During the same period, Harvest Vinccler repaid $4.8 million of its U.S. Dollar debt.

RESULTS OF OPERATIONS

         You should read the following discussion of the results of operations for the three and nine months ended 2005 and 2004 and the financial condition as of September 30, 2005 and December 31, 2004 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004 (IN MILLIONS)

         We reported net income of $8.1 million, or $0.21 diluted earnings per share, in the third quarter 2005 compared with net income of $5.3 million, or $0.14 diluted earnings per share, in the third quarter of 2004. Below is a discussion of revenues, price and volume variances.

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,                         %
                                                   --------------------      INCREASE     INCREASE
                                                     2005         2004      (DECREASE)   (DECREASE)    INCREASE
                                                   -------      -------     ----------   ----------    --------
Revenues
     Crude oil                                     $  54.8      $  37.9     $    16.9        45%
     Natural gas                                       6.4          8.1          (1.7)      (21)
                                                   -------      -------     ---------     -----
     Total Revenues                                $  61.2      $  46.0     $    15.2        33%
                                                   =======      =======     =========     =====
Price and Volume Variances
     Crude oil price Variance (per Bbl)            $ 26.47      $ 19.87     $    6.60        33%        $  12.6
Volume Variances
     Crude oil volumes (MBbls)                       2,070        1,909           161         8%        $   4.3
     Natural gas volumes (MMcf)                      6,261        7,879        (1,618)      (21)           (1.7)
                                                                                                        -------
Total volume variances                                                                                  $   2.6
                                                                                                        =======

Revenue, Crude Oil Price Variance and Volume Variances

         Revenues were higher in the third quarter 2005 compared to 2004 due to increases in world crude oil prices and oil volumes as a result of our second half 2004 drilling program. Price variance is net of the $4.10 per barrel ("Bbl") cost of hedges in place during 2005. Gas delivery volumes have declined due to delays in PDVSA permitting the drilling of new wells and the natural decline of associated gas from existing oil wells. Currently, all gas deliveries are associated with the Uracoa oil wells.

         Total expenses and other non-operating (income) expense:

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,                         %
                                                   --------------------      INCREASE     INCREASE
                                                     2005         2004      (DECREASE)   (DECREASE)
                                                   -------      -------     ----------   ----------
     Operating expenses                            $  9.2       $   7.9     $     1.3        16%
     Depletion and amortization                       9.3           7.7           1.6        21
     Depreciation                                     0.9           0.5           0.4        80
     General and administrative                       6.7           7.1          (0.4)       (6)

     Account receivable write-off on
        retroactive oil price adjustment              4.5            --           4.5       100
     Taxes other than on income                       1.6           1.4           0.2        14
     Investment income and other                     (1.0)         (0.6)         (0.4)       67
     Interest expense                                 2.8           2.4           0.4        17
                                                   ------       -------     ---------     -----
                                                   $ 34.0       $  26.4     $     7.6        29%
                                                   ======       =======     =========     =====

         Operating expenses increased as a result of higher oil volumes and maintenance work while the drilling program is suspended. Depletion and amortization expense per Boe produced during the third quarter 2005 was $2.99 versus $2.39 in the third quarter of 2004. The increase was primarily due to increased future development costs. General and administrative expense decreased due to employee severance payments and related legal fees in the third quarter 2005 offset by penalties accrued for the failure to withhold the prescribed amount of value added taxes from payments to vendors in Venezuela in 2005 and the write-off of project evaluation costs associated with projects in Russia and restricted stock bonuses recorded in the third quarter 2004. Taxes other than on income increased due to increased Venezuelan municipal taxes which result from higher oil revenues.

         The effective tax rate increased in the third quarter 2005 to 60 percent from 46 percent in 2004 primarily due to the payment of $5.3 million related to the 2001 through 2004 preliminary tax assessment. Our tax calculations do not include the tax increases recently announced by the SENIAT (see Item 2. Venezuela).

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004 (IN MILLIONS)

         We reported net income of $40.3 million, or $1.05 diluted earnings per share, in the nine months ended 2005 compared with net income of $19.1 million, or $0.50 diluted earnings per share, in the nine months ended 2004. Below is a discussion of revenues, price and volume variances.

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,                         %
                                                   --------------------      INCREASE     INCREASE
                                                     2005         2004      (DECREASE)   (DECREASE)    INCREASE
                                                   -------      -------     ----------   ----------    --------
Revenues
     Crude oil                                     $ 157.9      $ 101.7     $    56.2        55%
     Natural gas                                      20.7         24.5          (3.8)      (16)
                                                   -------      -------     ---------     -----
     Total Revenues                                $ 178.6      $ 126.2     $    52.4        42%
                                                   =======      =======     =========     =====
Price and Volume Variances
     Crude oil price Variance (per Bbl)            $ 23.48      $ 17.88     $    5.60        31%        $  31.8
Volume Variances
     Crude oil volumes (MBbls)                       6,728        5,689         1,039        18%        $  24.4
     Natural gas volumes (MMcf)                     20,111       23,811        (3,700)      (16)           (3.8)
                                                                                                        -------
Total volume variances                                                                                  $  20.6
                                                                                                        =======

Revenue, Crude Oil Price Variance and Volume Variances

         Revenues were higher in the nine months ended 2005 compared to 2004 due to increases in world crude oil prices and oil volumes as a result of our second half 2004 drilling program. Price variance is net of the $4.10 per Bbl cost of hedges in place during 2005. Gas delivery volumes have declined due to delays in PDVSA permitting the drilling of new wells and the natural decline of associated gas from existing oil wells. All gas deliveries are associated with the Uracoa oil wells.

         Total expenses and other non-operating (income) expense:

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         %
                                                   --------------------      INCREASE     INCREASE
                                                     2005         2004      (DECREASE)   (DECREASE)
                                                   -------      -------     ----------   ----------
     Operating expenses                            $ 26.9       $  22.6     $     4.3        19%
     Depletion and amortization                      30.1          23.2           6.9        30
     Depreciation                                     2.0           1.4           0.6        43
     General and administrative                      17.6          15.1           2.5        17

     Gain on sale of long-lived assets                 --          (0.6)          0.6        --
     Account receivable write off on
        retroactive oil price adjustment              4.5           --            4.5       100
     Taxes other than on income                       4.6           3.8           0.8        21
     Investment income and other                     (2.0)         (1.3)         (0.7)       54
     Interest expense                                 3.2           7.4          (4.2)      (57)
     Net (gain) loss on exchange rates               (2.8)          0.6          (3.4)       --
                                                   ------       -------     ----------    -----
                                                   $ 84.1       $  72.2     $    11.9        16%
                                                   ======       =======     =========     =====

         Operating expenses increased as a result of higher oil volumes and maintenance work while the drilling program is suspended. Depletion and amortization expense per Boe produced during the nine months ended 2005 was $2.99 versus $2.40 nine months ended 2004. The increase was primarily due to increased future development costs. General and administrative expense increased due the annual issuance of restricted stock, additional audit fees, consulting and legal fees related to our business development activities and penalties accrued for the failure to withhold the prescribed amount of value added taxes from payments to vendors in Venezuela in 2005. Taxes other than on income increased due to increased Venezuelan municipal taxes which result from higher oil revenues and an increase in the municipal tax rate in Uracoa.

         The effective tax rate declined in the nine months ended 2005 to 44 percent from 45 percent in 2004 primarily due to higher Venezuelan pre-tax income in the nine months ended 2005 and the elimination of corporate interest expense due to the November 1, 2004 redemption of 2007 Notes offset, in part, by the payment of $5.3 million related to the 2001 through 2004 preliminary tax assessment. Our tax calculations do not include the tax increases recently announced by the SENIAT (see Item 2. Venezuela).

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

         Venezuela imposed currency exchange restrictions in February 2003 and adjusted the official exchange rate between Bolivars and U.S. Dollars in March 2005 from 1,920 Bolivars to 2,150 Bolivars to the U.S. Dollar. There has been no change in the official exchange rate since that time. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. Dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and controls. PDVSA remitted 50 percent of the first quarter oil service fees and 25 percent of the second quarter oil service fees in Bolivars. Due to currency control regulations, it may not be possible to convert excess Bolivars into U.S. Dollars or other foreign currencies. Continued substantial payment by PDVSA in Bolivars or the inability to convert the Bolivars into U.S. Dollars could have a material adverse effect on our financial condition.

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

CONCLUSION

         The situation in Venezuela is materially adversely affecting our cash flow and may affect our ability to fund execution of our business plan. Our business plan is based upon projections of prices, production levels, and our assumptions that we will be allowed to carry out our Venezuelan development program on acceptable terms, that there will be no disruptions or limitations on our production, that PDVSA will pay our invoices timely and in U.S. Dollars and that our cash reserves are adequate. These expectations and assumptions are subject to significant current risk due to the actual and threatened actions of the Venezuelan government (see Item 2. Venezuela). Recently, MEP has stated that the operating service agreements will cease to exist after 2005, and that they have been removed from PDVSA's 2006 budget. It is not clear how this pronouncement may apply to Harvest Vinccler or whether our entering into the Transitory Agreement will afford us any protection if such pronouncement were to become law. Such actions could also negatively impact the carrying value of certain assets on our balance sheet including our reported oil and gas reserves. In the normal courseof our business, our future cash flows are subject to a number of variables including, but not limited to, the level of production, prices, as well as various economic and political conditions that have historically affected the oil and natural gas business. Prices for oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond our control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from the adverse changes of the situation in Venezuela, and adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2004, and our Quarterly Report on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, as well as in Item 2. Venezuela.

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

         Based on their evaluation as of September 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods as specified in the Securities and Exchange Commission's rules and forms.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                  See our Annual Report on Form 10-K for the year ended 2004 for a description of certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.

                  The SENIAT Tax Assessment. On July 22, 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 184 billion Venezuelan Bolivars related to fiscal years 2001 through 2004. At the official exchange rate of 2,150 Bolivars per U.S. Dollar, the dollar equivalent of the preliminary tax assessment is approximately $85 million. In addition, the SENIAT imposed penalties equal to 10 percent of the preliminary tax assessment claim for a total claim of 202 billion Bolivars, or approximately $94 million. Upon review of the preliminary tax assessment, we determined not to contest two elements of the claim and made payments totaling 11.3 billion Bolivars or $5.3 million in August and September, 2005. On September 15, 2005 we filed a response with SENIAT contesting all other claims. We believe Harvest Vinccler has met its tax obligations in all material respects. We intend to take all measures necessary to protect our rights, and will vigorously challenge all elements of the preliminary tax assessment that are not supported by Venezuelan law.

                  International Arbitration. As reported under Item 2 Venezuela above, as a result of the actions taken by PDVSA, MEP and the SENIAT, in July 2005, we delivered formal notices to Venezuelan government officials of an investment dispute under Venezuelan law and bilateral investment treaties entered into by the government of Venezuela. The bilateral investment treaties and Venezuelan law provide for international arbitration of investment disputes conducted through the International Centre for Settlement of Investment Disputes of the World Bank.

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

ITEM 6.    EXHIBITS

                  3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

                  3.2 Amended and Restated Bylaws as of May 19, 2005 (Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 29, 2005, File No. 1-10762).

                  4.1 Form of Common Stock Certificate (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333)).

                  4.2 Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

                  4.3 Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 29, 2005, File No. 1-10762.)

                  10.1 The Transitory Agreement between Harvest Natural Resources, Inc. and PDVSA Petroleo S.A., dated August 4, 2005.

                  10.2 Employment agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Steven W. Tholen.

                  10.3 Employment agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Kerry R. Brittain.

                  10.4 Employment agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Karl L. Nesselrode.

                  10.5 Employment agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston.

                  10.6 Employment agreement dated September 26, 2005 between Harvest Natural Resources, Inc. and Byron A. Dunn.

                  10.7 Separation agreement dated September 30, 2005, between Harvest Natural Resources, Inc. and Dr. Peter J. Hill.

                  10.8 Consulting agreement dated October 1, 2005, between Harvest Natural Resources, Inc. and Dr. Peter J. Hill.

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

                  32.1  Certification accompanying Quarterly Report pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

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



                                    HARVEST NATURAL RESOURCES, INC.


Dated:   October 27, 2005           By:    /s/James A. Edmiston
                                           -------------------------------------
                                           James A. Edmiston
                                           President and Chief Executive Officer



Dated:   October 27, 2005           By:    /s/Steven W. Tholen
                                           -------------------------------------
                                           Steven W. Tholen
                                           Senior Vice President - Finance,
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

  3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

  3.2 Amended and Restated Bylaws as of May 19, 2005 (Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 29, 2005, File No. 1-10762).

  4.1 Form of Common Stock Certificate (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333)).

  4.2 Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

  4.3 Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 29, 2005, File No. 1-10762.)

  10.1 The Transitory Agreement between Harvest Natural Resources, Inc. and PDVSA Petroleo S.A., dated August 4, 2005.

  10.2 Employment agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Steven W. Tholen.

  10.3 Employment agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Kerry R. Brittain.

  10.4 Employment agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Karl L. Nesselrode.

  10.5 Employment agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston.

  10.6 Employment agreement dated September 26, 2005 between Harvest Natural Resources, Inc. and Byron A. Dunn.

  10.7 Separation agreement dated September 30, 2005, between Harvest Natural Resources, Inc. and Dr. Peter J. Hill.

  10.8 Consulting agreement dated October 1, 2005, between Harvest Natural Resources, Inc. and Dr. Peter J. Hill.

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

  32.1 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

  32.2 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.