Form 10-Q
period 2006-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2006-04-20
CIK 845289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File No. 1-10762

Harvest Natural Resources, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0196707 (IRS Employer Identification No.)

1177 Enclave Parkway, Suite 300 Houston, Texas (Address of Principal Executive Offices)	77077 (Zip Code)
(281) 899-5700
(Registrant’s Telephone Number, Including Area Code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     At April 17, 2006, 37,142,595 shares of the Registrant’s Common Stock were outstanding.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,704	$163,019
Accounts and notes receivable:
Accrued oil and gas sales	59,195	60,900
Joint interest and other, net	10,133	10,750
Deferred income tax	3,052	3,052
Prepaid expenses and other	1,813	2,149

TOTAL CURRENT ASSETS	259,897	239,870

OTHER ASSETS	1,695	1,600
PROPERTY AND EQUIPMENT:
Oil and gas properties (full cost method – costs of $2,900 excluded from amortization in 2006 and 2005, respectively)	643,126	641,684
Other administrative property	9,584	9,568

	652,710	651,252
Accumulated depletion, depreciation and amortization	(502,230)	(491,924)

	150,480	159,328

	$412,072	$400,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$3,797	$408
Accounts payable, related party	9,297	9,203
Accrued expenses	15,541	21,081
Deferred revenue	8,976	6,728
Income taxes payable	13,582	18,909
Current portion of long-term debt	2,583	5,467

TOTAL CURRENT LIABILITIES	53,776	61,796
ASSET RETIREMENT LIABILITY	2,153	2,129
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	43,700	39,361
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none		—
Common stock, par value $0.01 a share; authorized 80,000 shares; issued 37,778 shares at March 31, 2006 and 37,757 shares at December 31, 2005	378	378
Additional paid-in capital	189,305	188,242
Retained earnings	126,604	112,736
Treasury stock, at cost, 770 shares at March 31, 2006 and December 31, 2005, respectively	(3,844)	(3,844)

TOTAL STOCKHOLDERS’ EQUITY	312,443	297,512

	$412,072	$400,798

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	First Quarter
	2006	2005
	(in thousands, except per share data)
REVENUES
Oil sales	$54,531	$53,501
Gas sales	4,641	7,485

	59,172	60,986

EXPENSES
Operating expenses	8,569	8,888
Depletion, depreciation and amortization	10,306	11,669
General and administrative	6,869	5,022
Taxes other than on income	2,399	1,721

	28,143	27,300

INCOME FROM OPERATIONS	31,029	33,686

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	2,061	539
Interest expense	(119)	(242)
Net gain (loss) on exchange rates	(2)	2,757

	1,940	3,054

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	32,969	36,740
INCOME TAX EXPENSE	14,762	13,533

INCOME BEFORE MINORITY INTERESTS	18,207	23,207
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	4,339	5,172

NET INCOME	$13,868	$18,035

NET INCOME PER COMMON SHARE:
Basic	$0.37	$0.49

Diluted	$0.36	$0.47

OTHER COMPREHENSIVE LOSS: UNREALIZED MARK TO MARKET LOSS FROM CASH FLOW HEDGING ACTIVITIES, NET OF TAX	—	(6,048)

COMPREHENSIVE INCOME	$13,868	$11,987

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,868	$18,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	10,306	11,669
Deferred compensation expense	—	(448)
Non-cash compensation-related charges	1,048	856
Minority interest in consolidated subsidiary companies	4,339	5,172
Changes in Operating Assets and Liabilities:
Accounts and notes receivable	2,322	(5,014)
Prepaid expenses and other	336	(834)
Commodity hedging contract	—	3,686
Accounts payable	3,389	(3,703)
Accounts payable, related party	94	(1,952)
Accrued expenses	(5,540)	(7,969)
Deferred revenue	2,248	—
Asset retirement liability	24	54
Income taxes payable	(5,327)	7,573

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,107	27,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,458)	(6,515)
Investment costs	(95)	(1,104)

NET CASH USED IN INVESTING ACTIVITIES	(1,553)	(7,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	15	358
Payments of notes payable	(2,884)	(1,291)

NET CASH USED IN FINANCING ACTIVITIES	(2,869)	(933)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,685	18,573

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163,019	84,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$185,704	$103,173

SUPPLEMENTAL DISCLOSURES OR CASH FLOW INFORMATION
Cash paid during the period for interest	$119	$239

Cash paid during the period for income taxes	$247	$1,297

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Quarter 2006 and 2005 (unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Interim Reporting
     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the first quarter 2006 and 2005. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2005, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the interim period are subject to the receipt of the first quarter 2006 payment under the Operating Service Agreement (“OSA”) which is due by the end of May. In addition, the results for this quarter are not necessarily indicative of the results of operations for the entire year due to the uncertainty of the situation in Venezuela, including the possible conversion of the OSA to a mixed company (the “Mixed Company”) as described in Note 6.
Organization
     Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and natural gas properties. We conduct our business principally in Venezuela through our 80 percent owned subsidiary Harvest-Vinccler, C.A. (“Harvest Vinccler”).
Principles of Consolidation
     The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.
Reporting and Functional Currency
     The U.S. Dollar is our functional and reporting currency.
Revenue Recognition
     Oil and natural gas revenue is accrued monthly based on production and delivery. Each quarter, Harvest Vinccler invoices PDVSA Petroleo S.A., an affiliate of Petroleos de Venezuela S.A. (“PDVSA”), based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted U.S. Dollar contract service fees per barrel. The related OSA with PDVSA provides for Harvest Vinccler to receive an operating fee for each barrel of crude oil delivered and the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per barrel set forth in the agreement. In August 2005, Harvest Vinccler and PDVSA executed a Transitory Agreement (the “Transitory Agreement”) which provides that the maximum total fee per barrel paid under the OSA could not exceed 66.67 percent of the total value of the crude oil as determined under an Annex to the Transitory Agreement. This limitation was applied retroactively to January 1, 2005 and approximates 47 percent of West Texas Intermediate (“WTI”). The operating fee is subject to quarterly adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index. Each quarter, Harvest Vinccler also invoices PDVSA for natural gas sales based on a fixed price of $1.03 per Mcf. In addition, Harvest Vinccler agreed to sell to PDVSA 4.5 million barrels of oil stipulated as additional volumes resulting from the natural gas production (“Incremental Crude Oil”). A portion of the Incremental Crude Oil is invoiced to PDVSA quarterly at a fixed price of $7.00 per Bbl. The invoices are prepared and submitted to PDVSA by the end of the first month following the end of each calendar quarter, and payment is due from PDVSA by the end of the second month following the end of each calendar quarter. Harvest Vinccler invoiced PDVSA for the first quarter 2006 delivery of its crude oil and natural gas in accordance with the Transitory Agreement. However, Harvest Vinccler recorded deferred revenue of $9.0 million for 2005 deliveries pending clarification on the calculation of crude prices under the Transitory Agreement.
Cash and Cash Equivalents
     Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months. At March 31, 2006, Harvest Vinccler had 17.0 billion Venezuela Bolivars (“Bolivars”) which are shown in the March 31, 2006 financial statements as $7.9 million in cash and cash equivalents. Harvest Vinccler expects to be able to utilize the Bolivars received to date. However, to the extent that Harvest Vinccler receives additional Bolivars in excess of its internal needs, there may be limited means to convert excess Bolivars into U.S. Dollars or other foreign currencies, and there would be a loss on any conversion where the exchange rate is above the official rate of 2,150 Bolivars to the U.S. Dollar.
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
     Accumulated Other Comprehensive Loss consisted of $9.9 million ($6.5 million net of tax) at March 31, 2005, of unrealized losses on our crude oil puts. Oil sales for the quarter ended 2005 included $3.7 million loss in amortization of the put option cost. Deferred net losses recorded in Accumulated Other Comprehensive Loss at March 31, 2005 was reclassified to earnings during 2005.
     We have not entered into any hedging activities for 2006.
Asset Retirement Liability
     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the quarter ended March 31, 2006, and no wells were abandoned in the year ended December 31, 2005. Changes in asset retirement obligations during the first quarter of 2006 and the year ended December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
Asset retirement obligations beginning of period	$2,129	$1,941
Liabilities recorded during the period	—	96
Liabilities settled during the period	—	—
Revisions in estimated cash flows	(7)	(17)
Accretion expense	31	109

Asset retirement obligations end of period	$2,153	$2,129

Earnings Per Share
     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 37.1 million and 36.8 million for the first quarter 2006 and 2005, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 38.5 million and 38.6 million for the first quarter 2006 and 2005, respectively.
     An aggregate of 2.1 million and 1.0 million options and warrants were excluded from the earnings per share calculations because their exercise price exceeded the average price for the first quarter 2006 and 2005, respectively.
Stock-Based Compensation
     At March 31, 2006, we had several stock-based employee compensation plans, which are more fully described in Note 5 in our Annual Report on Form 10-K for the year ended 2005. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by Statement of Financial accounting Standards No. 148 (“SFAS 148”), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Effective January 1, 2005, we adopted Statement of Financial Accounting Standard 123 (revised 2004) Share-Based Payment (“SFAS 123R”) to all employee awards granted, modified, or settled after October 1, 2005. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the first quarter 2006 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	First Quarter
	2006	2005
	(in thousands)
Net income, as reported	$13,868	$18,035
Add: Stock-based employee compensation cost, net of tax	869	399
Less: Total stock-based employee compensation cost determined under fair value based method, net of tax	(883)	(526)

Net income – proforma	$13,854	$17,908

Net income per common share:
Basic — as reported	$0.37	$0.49

Basic — proforma	$0.37	$0.49

Diluted — as reported	$0.36	$0.47

Diluted — proforma	$0.36	$0.46

     Stock options of 0.1 million were exercised in the quarter ended 2005 with cash proceeds of $0.4 million.
New Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 – Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
     In March 2006, the FASB issued Statement of Financial Accounting Standard 156 – Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Note 2 — Long-Term Debt
Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Note payable with interest at 9.0%	$—	$300
Note payable with interest at 10.1%	2,583	5,167

	2,583	5,467

Less current portion	2,583	5,467

	$—	$—

     Our 2007 Notes were redeemed on November 1, 2004, and we were released from all obligations. The redemption of the 2007 Notes triggered an obligation under the terms of Harvest Vinccler’s U.S. Dollar loans from a Venezuelan commercial bank to renegotiate the terms of those loans or, if agreement on renegotiated terms could not be reached within 30 days after November 1, 2004, the loans could be declared due and payable. As a result, the entire amount was reclassified from long term to current debt. It is possible that agreement will not be reached in negotiated terms and Harvest Vinccler will be required to prepay the remaining March 31, 2006 balance of $2.6 million.
     All of our outstanding debt is current at March 31, 2006.
Note 3 — Commitments and Contingencies
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
     The SENIAT Tax Assessment. On July 22, 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 184 billion Venezuelan Bolivars related to fiscal years 2001 through 2004. At the official exchange rate of 2,150 Bolivars per U.S. Dollar, the dollar equivalent of the preliminary tax assessment is approximately $85 million. In addition, the SENIAT imposed penalties equal to 10 percent of the preliminary tax assessment claim for a total claim of 202 billion Bolivars, or approximately $94 million. Upon review of the preliminary tax assessment, we determined not to contest two elements of the claim and made payments totaling 11.3 billion Bolivars or $5.3 million in August and September, 2005. In September and October 2005, we filed a response and evidentiary support with the SENIAT contesting all other claims. While the SENIAT has not notified Harvest Vinccler of any tax assessment for the 2005 tax year, it will likely do so on the common elements of the tax assessment, including the applicable tax rate. We believe Harvest Vinccler has met its tax obligations in all material respects. The SENIAT and Harvest Vinccler have formed a working group to review the tax assessment for possible resolution of these claims. We intend to take all measures necessary to protect our rights, and will vigorously challenge all elements of the tax assessment that are not supported by Venezuelan law.
     International Arbitration. As a result of the actions taken by PDVSA, the Ministry of Energy and Petroleum (“MEP”) and the SENIAT, in July 2005, we delivered formal notices to Venezuelan government officials of an investment dispute under Venezuelan law and bilateral investment treaties entered into by the government of Venezuela. The bilateral investment treaties and Venezuelan law provide for international arbitration of investment disputes conducted through the International Centre for Settlement of Investment Disputes of the World Bank.

     We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.
Note 4 — Taxes
Taxes Other Than on Income
     Harvest Vinccler pays municipal taxes on operating fee revenues it receives under the OSA for deliveries from the South Monagas Unit. The components of taxes other than on income were (in thousands):

	First Quarter
	2006	2005
	(in thousands)
Venezuelan Municipal Taxes	$2,143	$1,499
Franchise Taxes	38	48
Payroll and Other Taxes	218	174

	$2,399	$1,721

Note 5 — Operating Segments
     We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Revenue from Venezuela is derived primarily from the delivery and sale of oil and natural gas. Operations included under the heading “Russia” include project evaluation costs and other costs to maintain an office in Russia. Operations included under the heading “United States and Other” include corporate management, cash management and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and Other segment and are not allocated to other operating segments:

	First Quarter
	2006	2005
	(in thousands)
Operating Segment Revenues
Oil and gas sales:
Venezuela	$59,172	$60,986

Total oil and gas sales	59,172	60,986

Operating Segment Income (Loss)
Venezuela	17,356	20,685
Russia	(557)	(762)
United States and other	(2,931)	(1,888)

Net income	$13,868	$18,035

	March 31,	December 31,
	2006	2005
	(in thousands)
Operating Segment Assets
Venezuela	$262,985	$258,268
Russia	279	317
United States and other	158,301	161,011

	421,565	419,596
Intersegment eliminations	(9,493)	(18,798)

	$412,072	$400,798

Note 6 — Venezuela Operations
     Under the terms of the OSA with PDVSA related to the reactivation and further development of the Uracoa, Tucupita and Bombal fields in Venezuela, a service fee payment to Harvest Vinccler is due by the end of the second month after the end of each calendar quarter. In August 2005, Harvest Vinccler entered into the Transitory Agreement with PDVSA. The Transitory Agreement provides that effective January 1, 2005, the total amounts paid under the OSA could not exceed 66.67 percent of the total value of the crude oil as determined under an Annex to the Transitory Agreement. Under the fee limit in the Transitory Agreement, the new fee has historically averaged approximately 47 percent of the price of WTI. Quarterly payments for oil and natural gas revenues have been received 75 percent in U.S. Dollars and 25 percent in Bolivars. The OSA stipulates payment is to be in U.S. Dollars or a currency selected by Harvest Vinccler.
     On March 31, 2006, Harvest Vinccler signed a Memorandum of Understanding with PDVSA Petroleo, S.A. and Corporación Venezolana del Petroleo S.A. (“CVP”) to convert its OSA to the Mixed Company subject to certain conditions. Upon completion of the conversion, a Harvest Natural Resources, Inc. affiliate (“Harvest”) will own 40 percent of the shares of the Mixed Company (32 percent net to Harvest) and CVP will own the remaining 60 percent. Conversion of the OSA to the Mixed Company is subject to 1) completion of definitive agreements, 2) finalization of agreement on additional consideration, 3) approval by the board of directors of the entities which control Harvest Vinccler, 4) approval by the shareholders of Harvest and 5) approval by the Venezuelan MEP and the Venezuelan National Assembly. Upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006.
     The impact, timing and likelihood of the conversion to the Mixed Company cannot be fully ascertained at this time. The 40 percent ownership in the Mixed Company will likely be accounted for under the equity method of accounting with a minority interest to reflect our net 32 percent interest. We will no longer be allowed to consolidate our Venezuelan interest as of April 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, “forecast”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for our undeveloped reserves, successful conversion of Venezuelan assets to the Mixed Company and relationship with a majority owner, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and natural gas properties, the permitting and drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company’s ability to acquire oil and natural gas properties that meet its objectives, changes in operating costs, overall economic conditions, political instability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended 2005, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.
Venezuela
     In our Annual Report on Form 10-K for the year ended 2005, we described the events in Venezuela that have and may continue to adversely affect our operations. These events were part of a series of actions initiated by the government of Venezuela to compel companies with operating service agreements to convert those agreements into new companies in which Petroleos de Venezuela, S.A. (“PDVSA”) has a majority interest. In our Annual Report on Form 10-K, we also described the risk factors created by the situation in Venezuela, including:
•	Our interests in Venezuela may be unlawfully expropriated by the Venezuelan government.

•	Our only source of production may be reduced further by actions of the Venezuelan government.

•	Future payments to Harvest Vinccler may be adversely affected by actions of the Venezuelan government.

•	Actions by the SENIAT to collect claimed back taxes could threaten the viability of our Venezuelan operations.

•	The actions of the Venezuelan government may cause us to file for international arbitration.

•	Harvest Vinccler may not be able to reach agreement on the terms of the Mixed Company and there is a risk any agreement will not receive the necessary approvals.
See Item 1 Business, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended 2005 for a complete description of these matters.
     On March 31, 2006, Harvest Vinccler signed a Memorandum of Understanding (“MOU”) with PDVSA Petroleo, S.A. and Corporación Venezolana del Petroleo S.A. (“CVP”) to convert its Operating Service Agreement (“OSA”) to a mixed company (the “Mixed Company”) subject to certain conditions. Upon completion of the conversion, a Harvest Natural Resources, Inc. affiliate (“Harvest”) will own 40 percent of the shares of the Mixed

Company (32 percent net to Harvest) and CVP will own the remaining 60 percent. Conversion of the OSA to the Mixed Company is subject to 1) completion of definitive agreements, 2) finalization of agreement on additional consideration, 3) approval by the board of directors of the entities which control Harvest Vinccler, 4) approval by the shareholders of Harvest and 5) approval by the Venezuelan Ministry of Energy and Petroleum (“MEP”) and the Venezuelan National Assembly. Upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006.
       Under the MOU, the terms and conditions of the migration to the Mixed Company shall be in substantial conformity with the form of Conversion Contract attached to the MOU. Significant elements of the draft Conversion Contract include:
•	Exploration and production activities may be conducted for a maximum period of 20 years.

•	Operations will be conducted in accordance with a business plan attached to the contract. In addition, the Mixed Company will adopt policies and procedures governing its operations.

•	The OSA will be cancelled upon completion of the conversion process.

•	Harvest Vinccler will be paid for the first quarter 2006 deliveries under the terms of the OSA as amended by the Transitory Agreement.

•	Except under very limited circumstances, shares held in the Mixed Company may not be directly or indirectly transferred without the consent of the MEP and, under certain circumstances, subject to a right of first refusal by CVP.

•	Matters requiring shareholder approval may be approved by a simple majority with the exception of certain specified matters which require approval by at least 75 percent of the shares.

•	The board of directors of the Mixed Company shall consist of five directors, three of whom are appointed by CVP and two of whom are appointed by Harvest. The board may act by a simple majority of directors.

•	Each shareholder has the right to nominate a percentage of management personnel equal to its share ownership. CVP has the right to nominate the General Manager for the Mixed Company and Harvest has the right to nominate the Technical and Operations Manager.

•	All crude oil production shall be sold to a PDVSA affiliate under a reference price intended to reflect the export value to the market for the type of crude delivered. Payment is in U.S. Dollars.

•	Associated natural gas is sold to PDVSA at a price equivalent to that in the OSA adjusted for royalties. Payment is in Venezuelan Bolivars (“Bolivars”).
Under current tax and royalty legislation, the Mixed Company will pay a 33.3 percent royalty and the income tax rate will be 50 percent. In addition, the Mixed Company will be subject to a “special advantage” payment obligation calculated to assure that Venezuela never receives less than 50 percent of the value of the hydrocarbons produced.
       In addition to Harvest Vinccler, sixteen other oil companies each signed a memorandum of understanding for the conversion of their operating service agreements to mixed companies. The percentage ownership in the mixed companies varied among the signing companies, but no company received more than 40 percent. The general guidelines for these mixed companies were approved by the Venezuelan National Assembly on March 30, 2006. The Minister of the MEP had previously stated that after March 31, 2006, all operating services agreements would cease to exist, and on April 1, 2006, the Minister announced that the government had taken control of fields operated by two companies who declined to sign a memorandum of understanding. On April 5, 2006, the National Assembly passed legislation declaring all operating services agreements illegal.
       The financial reporting impact of the conversion to the Mixed Company cannot be fully ascertained at this time. Upon conversion, the 40 percent ownership in the Mixed Company will likely be accounted for under the equity method of accounting with a minority interest to reflect our net 32 percent interest. We will no longer be able to consolidate our Venezuelan interest as of April 1, 2006 and will be required to reflect the equity income (or loss) as a separate line in the future Consolidated Statements of Operations.
     Execution of the MOU represents an important milestone in the successful conversion of our interests in Venezuela to the Mixed Company. However, the timing and outcome of the process remains uncertain and significant risks remain. The MOU contains a number of conditions to completing the conversion to the Mixed Company, some of which are largely beyond our control. There are also conditions that depend upon successfully reaching agreement with the government of Venezuela on matters that affect the value to us of the Mixed Company. We remain hopeful of reaching a mutually acceptable agreement with the MEP, the SENIAT and PDVSA on the final terms of the Mixed Company while preserving the value of our investment in Harvest Vinccler. However, no assurance can be given that we will satisfy all of the conditions to conversion, and until there is clarity and resolution, uncertainty over the future of our investment in Venezuela will continue to affect our performance. The results from operations for this interim period are subject to Harvest Vinccler being paid for the first quarter 2006 deliveries under the terms of the OSA. We continue to consider alternatives to unlocking the underlying value of our Venezuelan assets for our shareholders. This may include a sale or exchange of all or part of our Venezuelan interests.
     In our Annual Report on Form 10-K for the year ended 2005, we discussed the preliminary income tax assessment issued by the SENIAT against Harvest Vinccler for the tax years 2001 through 2004. While the SENIAT has not notified Harvest Vinccler of any tax assessment for the 2005 tax year, it will likely do so on the common elements of the tax assessment, including the tax rate. Harvest Vinccler has paid income taxes for the 2005 tax year at a 34 percent tax rate, whereas in its preliminary tax assessment the SENIAT contends the rate is 50 percent for all years after 2001. At the 50 percent rate, Harvest Vinccler’s tax liability for 2005 would increase by an estimated $17.9 million. While we continue to contest the SENIAT assessment, including the 50 percent tax rate, we are actively working with the SENIAT to resolve all claims, including any that would relate to 2005.
     See Item 1A Risk Factors for a discussion of the risks associated with the timing and outcome of completing the conversion to the Mixed Company.
Capital Resources and Liquidity
     Debt Reduction. We have quarterly principal and interest obligations of $1.3 million on the Harvest Vinccler variable rate loan. We have no other debt obligations.
     Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	First Quarter
	2006	2005
	(in thousands)
Net cash provided by operating activities	$27,107	$27,125
Net cash used in investing activities	(1,553)	(7,619)
Net cash used in financing activities	(2,869)	(933)

Net increase in cash	$22,685	$18,573

     At March 31, 2006, we had current assets of $259.9 million and current liabilities of $53.8 million, resulting in working capital of $206.1 million and a current ratio of 4.8:1. This compares with a working capital of $178.1 million and a current ratio of 3.9:1 at December 31, 2005. The increase in working capital of $28.0 million was primarily due to a minimal capital expenditure program.
     Cash Flow from Operating Activities. During the first quarter 2006 and 2005, net cash provided by operating activities was approximately $27.1 million.
     Cash Flow from Investing Activities. During the first quarter 2006 and 2005, we had drilling and production-related capital expenditures of approximately $1.5 million and $6.5 million, respectively. The decrease in capital expenditures is due to the continued suspension of our drilling program as a result of actions taken by the Venezuelan government. We continue to expend funds for workovers, maintenance, gathering systems and facility upgrades for the existing wells. Our remaining worldwide capital commitments support our search for new acquisitions, are relatively minimal and are substantially at our discretion.
     Cash Flow from Financing Activities. During the first quarter 2006, Harvest Vinccler repaid $2.9 million of its U.S. Dollar denominated debt (one payment of $0.3 million and two payments of $1.3 million on the variable rate loans). During the first quarter 2005, Harvest Vinccler repaid $1.3 million of its U.S. dollar debt.
Results of Operations
     You should read the following discussion of the results of operations for the first quarter 2006 and 2005 and the financial condition as of March 31, 2006 and December 31, 2005 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2005.
First Quarter 2006 Compared with First Quarter 2005
     We reported net income of $13.9 million, or $0.36 diluted earnings per share, in the first quarter 2006 compared with net income of $18.0 million, or $0.47 diluted earnings per share, in the first quarter of 2005. Below is a discussion of revenues, price and volume variances.

	Quarter Ended			%
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	Increase
Revenues
Crude oil	$54.5	$53.5	$1.0	2%
Natural gas	4.7	7.5	(2.8)	(37)

Total Revenues	$59.2	$61.0	$(1.8)	(3%)

The following table reconciles the net change in revenue:

Price and Volume Variances
Crude oil price Variance (per Bbl)	$28.79	$21.15	$7.64	36%	$19.3
Volume Variances
Crude oil volumes (MBbls)	1,894	2,530	(636)	(25%)	$(18.3)
Natural gas volumes (MMcf)	4,506	7,267	(2,761)	(38)	(2.8)

Total volume variances					$(21.1)

Revenue, Crude Oil Price Variance and Volume Variances
     Revenues were lower in the first quarter 2006 compared to 2005 due to the continued suspension of the drilling program and the natural decline of the reservoir. Price variance includes the $4.10 per barrel (“Bbl”) cost of hedges in place during 2005. Gas delivery volumes have declined due to continued suspension of the drilling program and the natural decline of associated gas from existing oil wells. Currently, all gas deliveries are associated with the Uracoa oil wells.
     Total expenses and other non-operating (income) expense:

	Quarter Ended			%
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Operating expenses	$8.6	$8.9	$(0.3)	(3%)
Depletion and amortization	9.9	11.2	(1.3)	(12)
Depreciation	0.4	0.5	(0.1)	(20)
General and administrative	6.9	5.0	1.9	38
Taxes other than on income	2.4	1.7	0.7	41
Investment income and other	(2.1)	(0.5)	(1.6)	320
Interest expense	0.1	0.2	(0.1)	(50)
Net gain (loss) on exchange rates	—	(2.8)	2.8	—

	$26.2	$24.2	$2.0	8%

     Operating expenses during the first quarter 2006 were relatively consistent with that of the first quarter 2005. Depletion and amortization expense per Boe produced during the first quarter 2006 was $3.74 versus $2.99 in the first quarter of 2005. The increase was due to the reduction of proved undeveloped reserves because of the actions taken by the Venezuelan government in 2005 under our OSA. General and administrative expense was higher due to increased business development activities. Taxes other than on income were higher due to an increase in the Venezuelan municipal tax rate.
     Investment income and other increased due to higher interest rates earned on higher average cash balances. Interest expense decreased due to lower average outstanding debt balances in the first quarter 2006 compared to 2005. Net gain on exchange rates decreased due to no adjustment in the official exchange rate between the Bolivar and the U.S. Dollar in the first quarter 2006. Bolivar currency controls imposed in February 2003 fixed the exchange rate between the Bolivar and U.S. Dollar and restricts the ability to exchange Bolivars for U.S. Dollars and vice versa. On March 3, 2005, the official exchange rate was adjusted from 1,920 Bolivars for each U.S. Dollar to 2,150 Bolivars for each U.S. Dollar. There has been no change to the official exchange rate since that time.
     The effective tax rate increased in the first quarter 2006 to 45 percent from 37 percent in 2005 as a result of reporting a higher percentage of income in a higher tax jurisdiction. Our tax calculations do not include the tax increases previously announced by the SENIAT.
Effects of Changing Prices, Foreign Exchange Rates and Inflation
     Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program. In August and September 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing two West Texas Intermediate crude oil puts. See Note 1 – Organization and Summary of Significant Account Policies, Derivatives and Hedging.
     Venezuela imposed currency exchange restrictions in February 2003 and adjusted the official exchange rate between Bolivars and U.S. Dollars in March 2005 from 1,920 Bolivars to 2,150 Bolivars to the U.S. Dollar. There has been no change in the official exchange rate since that time. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. Dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls. PDVSA is currently remitting 25 percent of the quarterly oil service fees in Bolivars. Due to currency control regulations, it may not be possible to convert excess Bolivars into U.S. Dollars or other foreign currencies. Continued substantial payment by PDVSA in Bolivars or the inability to convert the Bolivars into U.S. Dollars could have a material adverse effect on our financial condition.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from adverse changes of the situation in Venezuela, and adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2005. The information about market risk for the first quarter 2006 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended 2005.
Item 4. Controls and Procedures
     The Securities and Exchange Commission, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
     Based on their evaluation as of March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods as specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The SENIAT Tax Assessment. On July 22, 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 184 billion Venezuelan Bolivars related to fiscal years 2001 through 2004. At the official exchange rate of 2,150 Bolivars per U.S. Dollar, the dollar equivalent of the preliminary tax assessment is approximately $85 million. In addition, the SENIAT imposed penalties equal to 10 percent of the preliminary tax assessment claim for a total claim of 202 billion Bolivars, or approximately $94 million. Upon review of the preliminary tax assessment, we determined not to contest two elements of the claim and made payments totaling 11.3 billion Bolivars or $5.3 million in August and September, 2005. In September and October 2005, we filed a response and evidentiary support with the SENIAT contesting all other claims. While the SENIAT has not notified Harvest Vinccler of any tax assessment for the 2005 tax year, it will likely do so on the common elements of the tax assessment, including the applicable tax rate. We believe Harvest Vinccler has met its tax obligations in all material respects. The SENIAT and Harvest Vinccler have formed a working group to review the tax assessment for possible resolution of these claims. We intend to take all measures necessary to protect our rights, and will vigorously challenge all elements of the tax assessment that are not supported by Venezuelan law.
See our Annual Report on Form 10-K for the year ended 2005 for a description of certain other legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.
Item 1A. Risk Factors
On March 31, 2006, Harvest Vinccler signed a MOU with PDVSA Petroleo, S.A. and CVP to convert its OSA to the Mixed Company subject to certain conditions. Upon completion of the conversion, a Harvest affiliate will own 40 percent of the shares of the Mixed Company (32 percent net to Harvest) and CVP will own the remaining 60 percent. Conversion of the OSA to the Mixed Company is subject to 1) completion of definitive agreements, 2) finalization of agreement on additional consideration, 3) approval by the board of directors of the entities which control Harvest Vinccler, 4) approval by the shareholders of Harvest and 5) approval by the Venezuelan MEP and the Venezuelan National Assembly. Upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006.
Some of the conditions to completing the conversion to the Mixed Company are largely beyond our control. There are also conditions that depend upon successfully reaching agreement with the government of Venezuela on matters that affect the value to us of the Mixed Company. In addition to the risks described in our Annual Report on Form 10-K for the year ended 2005, the timing and outcome risks associated with completing the conversion to the Mixed Company include:
•	After April 1, 2006, our operations in Venezuela are being conducted under an OSA the government no longer recognizes and which it claims is illegal. As such, our future ability to contractually recover our investments and be compensated for our services depends upon completing the process for the conversion of our interests to the Mixed Company.
•	Payment by PDVSA for first quarter 2006 deliveries, which represents virtually all of our revenues for the quarter, likely depends upon completing the process for the conversion of our interests to the Mixed Company.

•	Harvest Vinccler remains subject to significant tax claims by the SENIAT, including the likely extension of some of those claims for the 2005 tax year. While Harvest Vinccler is actively working with the SENIAT to resolve all the claims, it may be unable to do so. If the claims are not resolved, this could impede or prevent conversion to the Mixed Company. The SENIAT could also seek to seize Harvest Vinccler assets, including the first quarter payment due from PDVSA.

•	The resumption of any significant drilling operations is unlikely until conversion to the Mixed Company is completed.

•	Upon conversion to the Mixed Company, we will be a minority interest owner and no longer have sole control over operations. Our control of the Mixed Company will be limited to our rights under the conversion agreement.

•	If we are unable to successfully complete the conversion to the Mixed Company, it is likely that the Venezuelan government will take over Harvest Vinccler’s operations. In that event, we would pursue claims against the Venezuelan government.
See our Annual Report on Form 10-K for the year ended 2005 under Item 1A Risk Factors for a description of other risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since our Schedule 14A filed on April 11, 2006.
Item 6. Exhibits
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Amended and Restated Bylaws as of April 6, 2006.

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 29, 2005, File No. 1-10762.)

10.1	Employment agreement dated February 10, 2006, between Harvest Natural Resources, Inc. and Kurt A. Nelson.

10.2	Memorandum of Understanding dated March 31, 2006, between PDVSA Petroleo, S.A. and Harvest Vinccler, C.A.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer accompanying the quarterly report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer accompanying the quarterly report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
Dated: April 20, 2006	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: April 20, 2006	By:	/s/ Steven W. Tholen
Steven W. Tholen
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Amended and Restated Bylaws as of April 6, 2006.

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 29, 2005, File No. 1-10762.)

10.1	Employment agreement dated February 10, 2006, between Harvest Natural Resources, Inc. and Kurt A. Nelson.

10.2	Memorandum of Understanding dated March 31, 2006, between PDVSA Petroleo, S.A. and Harvest Vinccler, C.A.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer accompanying quarterly report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer accompanying quarterly report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.