Form 10-Q
period 2006-06-30
HARVEST NATURAL RESOURCES, INC.
filed 2006-08-09
CIK 845289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File No. 1-10762

Harvest Natural Resources, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0196707
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1177 Enclave Parkway, Suite 300
Houston, Texas	77077
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐          No ☑
     At August 3, 2006, 37,301,623 shares of the registrant’s common stock were outstanding.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$226,717	$163,019
Accounts and notes receivable:
Accrued oil and gas sales	—	60,900
Joint interest and other, net	12,790	10,750
Advances to provisional equity affiliate	9,186	—
Deferred income tax	5,609	3,052
Prepaid expenses and other	1,444	2,149

TOTAL CURRENT ASSETS	255,746	239,870

OTHER ASSETS	648	1,600
INVESTMENT IN PROVISIONAL EQUITY AFFILIATE	145,739	—
PROPERTY AND EQUIPMENT:
Oil and gas properties (full cost method – costs of $2,900 excluded from amortization in 2006 and 2005, respectively)	2,900	641,684
Other administrative property	1,352	9,568

	4,252	651,252
Accumulated depletion, depreciation and amortization	(959)	(491,924)

	3,293	159,328

	$405,426	$400,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$3,452	$408
Accounts payable, related party	9,436	9,203
Accrued expenses	9,174	18,444
Accrued interest	18,265	2,637
Deferred revenue	11,217	6,728
Income taxes payable	54,537	18,909
Current portion of long-term debt	2,583	5,467

TOTAL CURRENT LIABILITIES	108,664	61,796
ASSET RETIREMENT LIABILITY	—	2,129
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	32,291	39,361
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares; issued 37,934 shares at June 30, 2006 and 37,757 shares at December 31, 2005	379	378
Additional paid-in capital	191,614	188,242
Retained earnings	76,322	112,736
Treasury stock, at cost, 770 shares at June 30, 2006 and December 31, 2005, respectively	(3,844)	(3,844)

TOTAL STOCKHOLDERS’ EQUITY	264,471	297,512

	$405,426	$400,798

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
REVENUES
Oil sales	$327	$49,662	$54,858	$103,163
Gas sales	7	6,780	4,648	14,265

	334	56,442	59,506	117,428

EXPENSES
Operating expenses	672	8,763	9,241	17,651
Depletion, depreciation and amortization	70	10,245	10,376	21,914
General and administrative	6,876	5,867	13,745	10,889
Taxes other than on income	178	1,332	2,577	3,053

	7,796	26,207	35,939	53,507

INCOME (LOSS) FROM OPERATIONS	(7,462)	30,235	23,567	63,921

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	2,320	487	4,381	1,026
Interest expense	(15,735)	(210)	(15,854)	(452)
Net gain (loss) on exchange rates	(4)	—	(6)	2,757

	(13,419)	277	(11,479)	3,331

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	(20,881)	30,512	12,088	67,252

INCOME TAX EXPENSE	40,810	11,959	55,572	25,492

INCOME (LOSS) BEFORE MINORITY INTERESTS	(61,691)	18,553	(43,484)	41,760

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	(11,409)	4,402	(7,070)	9,574

NET INCOME (LOSS)	$(50,282)	$14,151	$(36,414)	$32,186

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(1.35)	$0.38	$(0.98)	$0.87

Diluted	$(1.35)	$0.37	$(0.98)	$0.84

OTHER COMPREHENSIVE INCOME (LOSS):
UNREALIZED MARK TO MARKET INCOME (LOSS) FROM CASH FLOW HEDGING ACTIVITIES, NET OF TAX	—	1,770	—	(4,278)

COMPREHENSIVE INCOME (LOSS)	$(50,282)	$15,921	$(36,414)	$27,908

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,414)	$32,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	10,376	21,914
Deferred compensation expense	—	(515)
Non-cash compensation-related charges	2,524	1,826
Minority interest in consolidated subsidiary companies	(7,070)	9,574
Deferred income tax	(2,557)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	58,860	(11,017)
Advances to provisional equity affiliate	(9,186)	—
Prepaid expenses and other	705	(504)
Commodity hedging contract	—	7,412
Accounts payable	3,044	(4,172)
Accounts payable, related party	233	(1,952)
Accrued expenses	(9,270)	(7,750)
Accrued interest	15,628	(71)
Deferred revenue	4,489	—
Asset retirement liability	24	50
Income taxes payable	35,628	(4,056)

NET CASH PROVIDED BY OPERATING ACTIVITIES	67,014	42,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,473)	(13,909)
Investments in provisional equity affiliate	(347)	—
Investment costs	539	149

NET CASH USED IN INVESTING ACTIVITIES	(1,281)	(13,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	849	302
Payments of notes payable	(2,884)	(4,475)

NET CASH USED IN FINANCING ACTIVITIES	(2,035)	(4,173)

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,698	24,992

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163,019	84,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$226,717	$109,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$218	$446

Cash paid during the period for income taxes	$2,657	$2,782

Supplemental Schedule of Noncash Investing and Financing Activities:
     During the six months ended June 2005, Peter Hill, our then Chief Executive Officer, elected to pay withholding tax on a 2002 restricted stock grant on a cashless basis. This resulted in 5,497 shares being held as treasury stock at cost.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Interim Reporting
          In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2005, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period will not be necessarily indicative of the results of operations for the entire year. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations for the entire year. Our activities under our Operating Service Agreement (“OSA”) are reflected under the equity method of accounting effective April 1, 2006. Since such activities are subject to the completion of the conversion of the OSA to a mixed company (the “Mixed Company”), we have not recorded any net earnings from such activities for the three months ended June 30, 2006, except for minor accrual reversals. See Note 6 — Venezuela.
Organization
          Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela through our 80-percent owned subsidiary Harvest Vinccler C.A. (“Harvest Vinccler”).
Principles of Consolidation
          The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.
Reporting and Functional Currency
          The U.S. Dollar is our functional and reporting currency.
Property and Equipment
          We have historically followed the full cost method of accounting for oil and natural gas properties with costs accumulated in cost centers on a country-by-country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission). We have reclassified our Venezuelan cost center to Investments in Provisional Equity Affiliate to follow the equity method of accounting. We have not reported results for the second quarter 2006 under GAAP as the conversion of Harvest Vinccler’s OSA to the Mixed Company has not been finalized. See Note 6 – Venezuela.
          Excluded costs at June 30, 2006 and December 31, 2005 consisted of property acquisition costs in the amount of $2.9 million which were all incurred prior to 2001. All of the excluded costs at June 30, 2006 and December 31, 2005 relate to the acquisition of Benton Offshore China Company and exploration related to its WAB-21 property. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

Revenue Recognition
          Harvest Vinccler invoiced and was paid by PDVSA Petroleo S.A., an affiliate of Petroleos de Venezuela S.A. (“PDVSA”) for the first quarter 2006 delivery of its crude oil and natural gas. However, Harvest Vinccler recorded deferred revenue of $11.2 million for 2005 and first quarter 2006 deliveries, pending clarification on the calculation of crude prices under an August 2005 Transitory Agreement between PDVSA and Harvest Vinccler.
          In 2005, the Venezuelan government announced that the operating services agreements held by Harvest Vinccler and other private companies would cease to exist in 2006 and that such operators would be required to migrate their agreements to mixed companies in which the state owned a controlling interest. On March 31, 2006, Harvest Vinccler, PDVSA Petroleo, S.A. and Corporación Venezolana del Petroleo S.A. (“CVP”) entered into a Memorandum of Understanding (“MOU”) to convert its OSA to the Mixed Company subject to certain conditions. In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. By taking this action before conversion to the Mixed Company has been completed, the government of Venezuela has created a contractual void whereby Harvest Vinccler has no recognized agreement setting out its rights and obligations within Venezuela. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so; however, there are no contractual means recognized by Venezuela to address revenues or costs and expenses during the period prior to the conversion to the Mixed Company. As a result of this situation, our GAAP consolidated financial statements for the quarter ended June 30, 2006, do not reflect the net results of our producing operations in Venezuela, except for minor accrual reversals. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until and unless the conversion is completed. In addition, the MOU provides that upon completion of the conversion, Harvest Vinccler will own 40 percent of the Mixed Company. Accordingly, the equity method of accounting will be followed for the Mixed Company to reflect our 32 percent interest.
Cash and Cash Equivalents
          Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months. At June 30, 2006, Harvest Vinccler had 23.1 billion Venezuela Bolivars (“Bolivars”) which are shown in the June 30, 2006 financial statements as $10.7 million in cash and cash equivalents. Harvest Vinccler expects to be able to utilize the Bolivars received to date.
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
          In August 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing a WTI crude oil put for 5,000 barrels of oil per day. The put cost was $4.24 per barrel, or $7.7 million, and had a strike price of $40.00 per barrel. In September 2004, Harvest Vinccler hedged an additional portion of its calendar year 2005 oil sales by purchasing a second WTI crude oil put for 5,000 barrels of oil per day. The put cost was $3.95 per barrel, or $7.2 million, and had a strike price of $44.40 per barrel. Due to the amended pricing structure as revised by the Transitory Agreement for our Venezuelan oil, these two puts had the economic effect of hedging approximately 21,500 barrels of oil per day for an average of $17.72 per barrel. These puts qualified under the highly effective test and the mark-to-market loss at June 30, 2005 was included in other comprehensive loss.
          Accumulated Other Comprehensive Loss consisted of $7.2 million ($4.8 million net of tax) at June 30, 2005, of unrealized losses on our crude oil puts. Oil sales for the three and six month periods ended 2005 included losses of $3.7 million in settlement of the hedges. Deferred net losses recorded in Accumulated Other Comprehensive Loss at June 30, 2005 was reclassified to earnings during 2005.
          We have not entered into any hedging activities in 2006.
Asset Retirement Liability
          Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the periods ending June 30, 2006 or December 31, 2005. Changes in asset retirement obligations during the six months ended June 30, 2006 and year ended December 31, 2005 were as follows:

	June 30,	December, 31
	2006	2005
Asset retirement obligations beginning of period	$2,129	$1,941
Liabilities recorded during the period	—	96
Liabilities settled during the period	—	—
Revisions in estimated cash flows	(7)	(17)
Accretion expense	31	109
Reclassified to provisional equity affiliate	(2,153)	—

Asset retirement obligations end of period	$—	$2,129

Earnings Per Share
          Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 37.2 million and 37.1 million for the three and six months ended 2006, respectively, and 36.9 million for the three and six months ended 2005, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 39.0 million and 38.7 million for the three and six months ended 2006, respectively, and 38.5 million for the three and six months ended 2005, respectively.
          An aggregate of 0.9 million and 1.5 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and six months ended 2006, respectively. An aggregate of 2.0 million and 1.8 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and six months ended 2005.
Stock-Based Compensation
          At June 30, 2006, we had a number of stock-based employee compensation plans, which are more fully described in Note 5 in our Annual Report on Form 10-K for the year ended 2005. In May 2006, our shareholders approved the 2006 Long Term Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 1,825,000 shares of our common stock in satisfaction of exercised stock options, stock appreciation rights (“SARs”) and restricted stock to eligible participants including employees, non-employee directors and consultants of our Company or subsidiaries. Under the Plan, no more than 325,000 shares may be granted as restricted stock. No individual may be granted more than 900,000 options or SARs and no more than 175,000 shares of restricted stock during any period of three consecutive calendar years. The exercise price of stock options granted under the plan must be no less than the fair market value of our common stock on the date of grant. All options granted to date will vest ratably over a three-year period from their dates of grant and expire ten years from grant date. Restricted stock granted to employees or consultants to date is subject to a restriction period of not less than 36 months during which the stock will be deposited with Harvest Natural Resources, Inc. and is subject to forfeiture under certain circumstances. Restricted stock granted to non-employee directors will vest as to one-third of the shares on each anniversary of the date of grant of the award provided that he is still a director on that date. The Plan also permits the granting of performance awards to eligible employees and consultants. Performance awards are paid only in cash and are based upon achieving established indicators of performance over an established period of time of at least one year. No employee or consultant shall be granted a performance award during a calendar year that could result in a cash payment of more than $5.0 million. In the event of a change in control, any restrictions on restricted stock will lapse, the indicators of performance under a performance award will be treated as having been achieved and any outstanding options and SARs will vest and become exercisable.
          Prior to 2003, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation as amended by SFAS No. 148 (“SFAS 148”), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Effective January 1, 2005, we adopted SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123R”) to all employee awards granted, modified, or settled after October 1, 2005. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the three and six months ended 2006 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income (loss), as reported	$(50,282)	$14,151	$(36,414)	$32,186
Add: Stock based employee compensation cost, net of tax	1,025	759	1,894	1,158
Less: Total stock-based employee compensation cost determined under fair value based method, net of tax	(1,028)	(691)	(1,928)	(1,217)

Net income (loss) — proforma	$(50,285)	$14,219	$(36,448)	$32,127

Earnings (loss) per share:
Basic — as reported	$(1.35)	$0.38	$(0.98)	$0.87

Basic — proforma	$(1.35)	$0.39	$(0.98)	$0.87

Diluted — as reported	$(1.35)	$0.37	$(0.98)	$0.84

Diluted — proforma	$(1.35)	$0.37	$(0.98)	$0.83

          Stock options of 0.1 million and 0.1 million were exercised in the six months ended 2006 and 2005 with cash proceeds of $0.9 million and $0.4 million, respectively.
New Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of Statement of Financial Accounting Standard No. 109 – Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early application is encouraged. We are currently evaluating the effect of FIN 48 on our consolidated financial position, results of operations and cash flows.
Reclassifications
          Certain items in 2005 have been reclassified to conform to the 2006 financial statement presentation.
Note 2 — Long-Term Debt
Long-Term Debt
          Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Note payable with interest at 9.0%	$—	$300
Note payable with interest at 11.0%	2,583	5,167

	2,583	5,467

Less current portion	2,583	5,467

	$—	$—

          Debt will remain with Harvest Vinccler and final payment is due in the third quarter 2006.
          All of our outstanding debt is current at June 30, 2006.
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
          Uracoa Municipality Tax Assessments. In July 2004, Harvest Vinccler received three tax assessments from a tax inspector for the Uracoa municipality in which part of the South Monagas Unit is located. A protest to the assessments was filed with the municipality, and in September 2004 the tax inspector responded in part by affirming one of the assessments and issuing a payment order. Harvest Vinccler has filed a motion with the tax court in Barcelona, Venezuela, seeking to enjoin the payment order and dismiss the assessment. In July 2006, the Uracoa Municipality issued a new assessment seeking to impose an increase in tax rates for the last quarter of 2005 and the first quarter of 2006. We dispute all of the tax assessments and believe we have a substantial basis for our positions. We are unable to estimate the amount or range of a possible loss.
          Libertador Municipality Tax Assessment. In April 2005, Harvest Vinccler received a tax assessment from a tax inspector for the Libertador municipality in which part of the South Monagas Unit is located. Harvest Vinccler has submitted a protest to the assessment at the Mayor’s Office, and if no favorable resolution is obtained, it will file a motion with the tax court seeking to enjoin the payment order and dismiss the assessment. We dispute the allegations set forth in the assessment and believe we have a substantial basis for our position. We are unable to estimate the amount or range of a possible loss.
          The SENIAT Tax Assessment. In July 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 202 billion Bolivars, or approximately $94 million, related to 2001 through 2004. We determined not to contest two elements of the claim and made payments totaling 11.3 billion Bolivars, or $5.3 million, in August and September, 2005. During the second quarter 2006, the SENIAT initiated an audit of 2005 tax payments, and it was anticipated that the SENIAT would assert claims similar to those for the prior years. In June 2006, the SENIAT publicly announced that if Harvest Vinccler did not pay the tax claims in 15 days, it would initiate legal proceedings, including seeking court approval to seize assets. As a result of meetings with the SENIAT, an agreement in principle has been reached which, when implemented, should settle all the SENIAT tax claims for 2001 through 2004 and provide a basis for final adjustments to Harvest Vinccler’s 2005 and 2006 tax years. The primary basis for the settlement will be the retroactive tax rate increase from 34 percent to 50 percent. As a result of the agreement in principle, Harvest Vinccler took a charge in the second quarter 2006 of $61 million for additional taxes and interest for the estimated impact of the resolution of these tax issues from 2001 through 2006. While we expect the agreement in principle to be finalized with the SENIAT in the near term, no assurance can be provided as to the timing or certainty of outcome. We continue to believe that Harvest Vinccler has properly paid all of its taxes, but we understand that resolving the income tax issues with the SENIAT is a necessary step in the transition of Harvest Vinccler’s operations to the Mixed Company.
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
Note 4 — Taxes
Taxes Other Than on Income
     Harvest Vinccler paid municipal taxes through the first quarter 2006 on operating fee revenues it received under the OSA for deliveries from the South Monagas Unit. The components of taxes other than on income were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Venezuelan Municipal Taxes	$19	$1,405	$2,162	$2,904
Franchise Taxes	38	(130)	76	(82)
Payroll and Other Taxes	121	57	339	231

	$178	$1,332	$2,577	$3,053

          Venezuela municipal taxes and certain other taxes are not reported for the second quarter 2006 as we believe the Mixed Company will not be subject to municipal taxes.
Note 5 — Operating Segments
          We regularly allocate resources to, and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. As a result of the situation in Venezuela, our consolidated financial statements for the quarter ended June 30, 2006, do not reflect the net results of our producing operations in Venezuela, except for minor accrual reversals. See Note 6 – Venezuela below. Revenue from Venezuela is derived primarily from the delivery and sale of oil and natural gas. Operations included under the heading “United States and Other” include corporate management, cash management, business development and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative, business development and interest expenses are included in the United States and Other segment and are not allocated to other operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Segment Revenues
Oil and gas sales:
Venezuela oil and gas sales	$334	$56,442	$59,506	$117,428

Segment Income (Loss)
Venezuela	$(45,638)	$17,607	$(28,282)	$38,292
United States and other	(4,644)	(3,456)	(8,132)	(6,106)

Net income (loss)	$(50,282)	$14,151	$(36,414)	$32,186

	June 30,	December 31,
	2006	2005
Operating Segment Assets
Venezuela	$258,192	$258,268
United States and other	158,599	161,328

	416,791	419,596
Intersegment eliminations	(11,365)	(18,798)

	$405,426	$400,798

Note 6 — Venezuela
          In 2005, the Venezuelan government announced that the operating services agreements held by Harvest Vinccler and other private companies would cease to exist in 2006 and that such operators would be required to migrate their agreements to mixed companies in which the state owned a controlling interest. On March 31, 2006, Harvest Vinccler, PDVSA Petroleo, S.A. and CVP entered into a MOU to convert its OSA to the Mixed Company subject to certain conditions. The MOU contains a number of conditions to completing the conversion to the Mixed Company, some of which are largely beyond our control. Although there has been some progress since the MOU was signed, conversion to the Mixed Company has not been completed as of the end of the second quarter.
          In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. By taking this action before conversion to the Mixed Company has been completed, the government of Venezuela has created a contractual void whereby Harvest Vinccler has no recognized agreement setting out its rights and obligations within Venezuela. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so; however, there are no contractual means recognized by Venezuela to address revenues or costs and expenses during the period prior to the conversion to the Mixed Company. As a result of this situation, our GAAP consolidated financial statements for the quarter ended June 30, 2006, do not reflect the net results of our producing operations in Venezuela, except for minor accrual reversals. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until and unless the conversion is completed. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements unless and until the conversion to the Mixed Company is complete. The timing and certainty of completing the conversion remains unknown. In addition, the MOU provides that upon completion of the conversion, Harvest Vinccler will own 40 percent of the Mixed Company. Accordingly, the equity method of accounting will be followed for the Mixed Company to reflect our 32 percent interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, “forecast”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for our undeveloped reserves, completing the conversion of Venezuelan assets to the Mixed Company and relationship with a majority owner, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties, the permitting and drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company’s ability to acquire oil and natural gas properties that meet its objectives, changes in operating costs, overall economic conditions, political instability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended 2005, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.
Venezuela
     In our Annual Report on Form 10-K for the year ended 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we described the events in Venezuela that have and may continue to adversely affect our operations. In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we also described and discussed the Memorandum of Understanding (“MOU”) entered into by Harvest Vinccler and PDVSA Petroleo, S.A. and Corporación Venezolana del Petroleo S.A. (“CVP”) on March 31, 2006, for the conversion of Harvest Vinccler’s Operating Service Agreement (“OSA”) to a mixed company (the “Mixed Company”) subject to certain conditions. We noted that while the MOU represented an important milestone, significant risks remained to successful conversion to the Mixed Company. The MOU contains a number of conditions to completing the conversion to the Mixed Company, some of which are largely beyond our control. There are also conditions that depend upon successfully reaching agreement with the government of Venezuela on matters that affect the value to us of the Mixed Company, in particular, finalizing agreement on consideration and approval of the business plan. As a consequence of these and other matters discussed in our last report, no assurance was given that we will satisfy all of the conditions to conversion or that we will receive the necessary approvals from the Venezuelan National Assembly or our shareholders. Until there is clarity and resolution, uncertainty over the future of our investment in Venezuela will continue to affect our performance. See Item 1 Business, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended 2005 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, for a complete description of these matters.
     Although there has been some progress, conversion to the Mixed Company has not been completed. In June 2006, the Presidential Decree authorizing the creation of 21 mixed companies was issued, and the name selected for the Mixed Company is Empresa Mixta Petrodelta, S.A. Several conversion agreements respecting a number of the mixed companies have been finalized, and the mixed companies are in the process of being formed. CVP and Harvest Vinccler have also reached agreement on some of the open elements of the conversion contract. However, significant matters remain open to completing the conversion, including finalizing agreement on additional consideration and obtaining requisite governmental, board and shareholder approvals.

     In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. By taking this action before conversion to the Mixed Company has been completed, the government of Venezuela has created a contractual void whereby Harvest Vinccler has no recognized agreement setting out its rights and obligations within Venezuela. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so; however, there are no contractual means recognized by Venezuela to address revenues or costs and expenses during the period prior to the conversion to the Mixed Company. As a result of this situation, our GAAP consolidated financial statements for the quarter ended June 30, 2006, do not reflect the net results of our producing operations in Venezuela, except for minor accrual reversals. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until and unless the conversion is completed. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements unless and until the conversion to the Mixed Company is complete. The timing and certainty of completing the conversion remains unknown. In addition, the MOU provides that upon completion of the conversion, Harvest Vinccler will own 40 percent of the Mixed Company. Accordingly, the equity method of accounting will be followed for the Mixed Company to reflect our 32 percent interest. We will no longer be able to consolidate our Venezuelan interest as of April 1, 2006, and will be required to reflect the equity income (or loss) as a separate line in the future Consolidated Statements of Operations.
     Certain operating statistics for the quarter for the fields operated by Harvest Vinccler are set forth below. This information is provided at 100 percent, without reduction for our interest under the OSA or our ownership interest in the Mixed Company. While we believe this information to be accurate, no representation is made with respect to what will be reflected in our consolidated financial statements after completing the conversion to the Mixed Company. This information may not be representative of future results.
•	Production of 1.8 million barrels of oil and 3.9 billion cubic feet of natural gas. Average daily production for the quarter was 27,000 barrels of oil equivalent.

•	Cash operating costs were $8.9 million and cash capital expenditures were $0.3 million.

•	Crude oil prices that would be paid for the oil production if the conversion contract were in place cannot be calculated as several elements of the pricing formula have not been set. Market prices for crude oil of the type produced in the fields operated by Harvest Vinccler averaged approximately $50 a barrel for the quarter ended June 30, 2006. The price for natural gas that would be paid under the conversion contract is $1.54 per thousand cubic feet.

•	Royalties and taxes for the Mixed Company will be 33 percent and 50 percent, respectively.
     In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we provided an update on the preliminary tax assessment issued by the SENIAT for 2001 through 2004. We also noted that 2005 was under audit and we anticipated that the SENIAT would assert claims similar to those for the prior years. In June 2006, the SENIAT publicly announced that if Harvest Vinccler did not pay the tax claims in 15 days, it would initiate legal proceedings, including seeking court approval to seize assets. As a result of meetings with the SENIAT, an agreement in principle has been reached which, when implemented, should settle all the SENIAT tax claims for 2001 through 2004 and provide a basis for final adjustments to Harvest Vinccler’s 2005 and 2006 tax years. The primary basis for the settlement will be the retroactive tax rate increase from 34 percent to 50 percent. As a result of the agreement in principle, Harvest Vinccler took a charge in the second quarter 2006 of $61 million for additional taxes and interest for the estimated impact of the resolution of these tax issues from 2001 through 2006. While we expect the agreement in principle to be finalized with the SENIAT in the near term, no assurance can be provided as to the timing or certainty of outcome. We continue to believe that Harvest Vinccler has properly paid all of its taxes, but we understand that resolving the income tax issues with the SENIAT is a necessary step in the transition of Harvest Vinccler’s operations to the Mixed Company.
     On May 30, 2006, Harvest Vinccler received payment from PDVSA for first quarter 2006 deliveries in the amount of $58 million, of which 25 percent was paid in Bolivars.

     Since signing the MOU, the governance of the operations of Harvest Vinccler’s properties has been influenced by a transitory committee consisting of three appointees by CVP and two appointees by Harvest Vinccler. Harvest Vinccler continues to substantially control operations of its properties.
     In our Annual Report on Form 10-K for the year ended 2005, we discussed our reported quantities of proved oil and gas reserves in the context of the situation in Venezuela. We noted that under Securities and Exchange Commission (“SEC”) standards for reporting reserves, proved reserves are estimated quantities of oil and gas which data demonstrates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Under this standard, we reduced our year-end quantities of proved reserves for 2005 because the actions taken by the Venezuelan government created uncertainty as to whether those reserves could be recovered under the economic and operating conditions then existing in Venezuela. This situation is exacerbated by the lack of a recognized contract covering our operations in Venezuela today, and until we complete the conversion to the Mixed Company, we will not have reserves to report under SEC standards. Upon completing the conversion to the Mixed Company, we will report our net quantities of the Mixed Company’s proved reserves.
     We remain hopeful of reaching a mutually acceptable agreement with the MEP and CVP on the final terms of the Mixed Company while preserving the value of our investment in Harvest Vinccler. However, we are concerned about the time it is taking to complete the process, with the resulting growing financial exposure and the effect on operations and production. We continue to assess and consider all alternatives for preserving value, including a possible sale or exchange of our interests in Venezuela. The alternatives available to us are limited and subject to a number of significant variables, including timing for the completion of conversion to the Mixed Company, the value to us of the Mixed Company assets, governmental approvals and any tax consequences. For additional discussion of the risks associated with our operations in Venezuela, see Item 1A Risk Factors below.
Capital Resources and Liquidity
     Debt Reduction. We have quarterly principal and interest obligations of $1.3 million on the Harvest Vinccler variable rate loan. We have no other debt obligations.
     Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$67,014	$42,925
Net cash used in investing activities	(1,281)	(13,760)
Net cash used in financing activities	(2,035)	(4,173)

Net increase in cash	$63,698	$24,992

     At June 30, 2006, we had current assets of $255.7 million and current liabilities of $108.7 million, resulting in working capital of $147.0 million and a current ratio of 2.4:1. This compares with a working capital of $178.1 million and a current ratio of 3.9:1 at December 31, 2005. The decrease in working capital of $31.1 million was primarily due to the inability to reflect the net results of our producing operations in Venezuela in our consolidated financial statements for the quarter ended June 30, 2006, except for minor accrual reversals and the charge in the second quarter 2006 of $61 million for additional taxes and related interest for the estimated impact of settling income tax issues with the SENIAT for 2001 through 2006. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Venezuela above. We recognize the need to diversify our asset base and that is the primary focus of our strategy. Harvest Natural Resources, Inc. and subsidiaries have a strong consolidated balance sheet with over $226 million of cash and are not reliant on cash distributions from the Mixed Company to meet existing operational needs.
     Cash Flow from Operating Activities. During the six months ended 2006 and 2005, net cash provided by operating activities was $67.0 million and $42.9 million, respectively. The $24.1 million increase was primarily due to the collection of the first quarter accrued oil and gas sales receivable which was offset by the charge in the second quarter for the estimated tax settlement and related interest.
     Cash Flow from Investing Activities. During the six months ended 2006 and 2005, we had drilling and production-related capital expenditures of approximately $1.5 million and $13.9 million, respectively. The decrease in capital expenditures is due to the continued suspension of our drilling program and as the conversion of the OSA to the Mixed Company has not been finalized. We continue to expend funds on behalf of the Mixed Company for workovers and maintenance for the existing wells. Our remaining worldwide capital commitments support our search for new acquisitions, are relatively minimal and are substantially at our discretion.
     Cash Flow from Financing Activities. During the six months ended 2006, Harvest Vinccler repaid $2.9 million of its U. S. Dollar debt (one payment of $0.3 million and two payments of $1.3 million on the variable rate loans). During the six months ended 2005, Harvest Vinccler repaid $4.5 million of its U.S. dollar debt (two payments of $0.3 million and three payments of $1.3 million on the variable rate loans).
Results of Operations
     You should read the following discussion of the results of operations for the three and six months ended 2006 and 2005 and the financial condition as of June 30, 2006 and December 31, 2005 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2005. Each of the comparative periods reflects our inability to report the results of Harvest Vinccler as the conversion of the OSA to the Mixed Company has not been finalized.
Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005 (in millions)
     We reported a net loss of $50.3 million, or $1.35 diluted earnings per share, in the second quarter 2006 compared with net income of $14.2 million, or $0.37 diluted earnings per share, in the second quarter of 2005.
Total expenses and other non-operating (income) expense:

	Three Months Ended			%
	June 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Depreciation	$0.1	$0.6	(0.5)	(83)%
General and administrative	6.9	5.9	1.0	17
Taxes other than on income	0.2	1.3	(1.1)	(85)
Investment income and other	(2.3)	(0.5)	(1.8)	360
Interest expense	15.7	0.2	15.5	—

	$20.6	$7.5	$13.1	175%

     General and administrative expenses increased due to higher business development costs and employee related expenses. Taxes other than on income decreased due to the inability to report results for the second quarter 2006 as the conversion of the OSA to the Mixed Company has not been finalized. Interest expense increased due to the estimated settlement of Harvest Vinccler’s tax assessments. See Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, Venezuela above.
     We recorded a tax and interest charge related to the estimated settlement of Harvest Vinccler’s tax assessments. See Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, Venezuela above.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005 (in millions)
     We reported a net loss of $36.4 million, or $0.98 diluted earnings per share, in the six months ended 2006 compared with net income of $32.2 million, or $0.84 diluted earnings per share, in the six months ended 2005.

Total expenses and other non-operating (income) expense:

	Six Months Ended			%
	June 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Depreciation	$0.5	$1.1	$(0.6)	(55)%
General and administrative	13.7	10.9	2.8	26
Taxes other than on income	2.6	3.1	(0.5)	(16)
Investment income and other	(4.4)	(1.0)	(3.4)	340
Interest expense	15.9	0.4	15.5	—
Net (gain) loss on exchange rates	—	(2.8)	2.8	(100)

	$28.3	$11.7	$16.6	142%

     General and administrative expenses increased due to higher business development costs and employee related expenses. Taxes other than on income decreased due to the inability to report results for the second quarter 2006 as the conversion of the OSA to the Mixed Company has not been finalized. Interest expense increased due to the estimated settlement of Harvest Vinccler’s tax assessments. See Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, Venezuela above.
     We recorded a tax and interest charge related to the estimated settlement of Harvest Vinccler’s tax assessments. See Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, Venezuela above.
Effects of Changing Prices, Foreign Exchange Rates and Inflation
     Our results of operations and cash flow can be affected by changing oil prices. However, the affect, if any, of changing oil prices will not be reflected in our results until we complete the conversion of the OSA to the Mixed Company.
     Venezuela imposed currency exchange restrictions in February 2003 and adjusted the official exchange rate between Bolivars and U.S. Dollars in March 2005 from 1,920 Bolivars to 2,150 Bolivars to the U.S. Dollar. There has been no change in the official exchange rate since that time. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. Dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and controls. After conversion to the Mixed Company, natural gas sales will be paid in Bolivars.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from the adverse changes of the situation in Venezuela, and adverse changes in oil and natural gas prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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
     Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods as specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The SENIAT Tax Assessment. In July 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 202 billion Bolivars, or approximately $94 million, related to 2001 through 2004. We determined not to contest two elements of the claim and made payments totaling 11.3 billion Bolivars, or $5.3 million in August and September, 2005. During the second quarter 2006, the SENIAT initiated an audit of 2005 tax payments, and it was anticipated that the SENIAT would assert claims similar to those for the prior years. In June 2006, the SENIAT publicly announced that if Harvest Vinccler did not pay the tax claims in 15 days, it would initiate legal proceedings, including seeking court approval to seize assets. As a result of meetings with the SENIAT, an agreement in principle has been reached which, when implemented, should settle all the SENIAT tax claims for 2001 through 2004 and provide a basis for final adjustments to Harvest Vinccler’s 2005 and 2006 tax years. The primary basis for the settlement will be the retroactive tax rate increase from 34 percent to 50 percent. As a result of the agreement in principle, Harvest Vinccler took a charge in the second quarter 2006 of $61 million for additional taxes and interest for the estimated impact of the resolution of these tax issues from 2001 through 2006. While we expect the agreement in principle to be finalized with the SENIAT in the near term, no assurance can be provided as to the timing or certainty of outcome. We continue to believe that Harvest Vinccler has properly paid all of its taxes, but we understand that resolving the income tax issues with the SENIAT is a necessary step in the transition of Harvest Vinccler’s operations to the Mixed Company.
     Uracoa Municipality Tax Assessments. In July 2004, Harvest Vinccler received three tax assessments from a tax inspector for the Uracoa municipality in which part of the South Monagas Unit is located. A protest to the assessments was filed with the municipality, and in September 2004 the tax inspector responded in part by affirming one of the assessments and issuing a payment order. Harvest Vinccler has filed a motion with the tax court in Barcelona, Venezuela, seeking to enjoin the payment order and dismiss the assessment. In July 2006, the Uracoa Municipality issued a new assessment seeking to impose an increase in tax rates for the last quarter of 2005 and the first quarter of 2006. We dispute all of the tax assessments and believe we have a substantial basis for our positions.
     See our Annual Report on Form 10-K for the year ended 2005 and our Quarterly Report on Form 10-Q for the period ended March 31, 2006, for a description of certain other legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.
Item 1A. Risk Factors
     In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we described and discussed the Memorandum of Understanding (“MOU”) entered into by Harvest Vinccler and PDVSA Petroleo, S.A. and Corporación Venezolana del Petroleo S.A. (“CVP”) on March 31, 2006, for the conversion of Harvest Vinccler’s Operating Service Agreement (“OSA”) to a mixed company (the “Mixed Company”) subject to certain conditions. We noted that while the MOU represented an important milestone, significant risks remained to successful conversion to the Mixed Company. In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. By taking this action before conversion to the Mixed Company has been completed, the government of Venezuela has created a contractual void whereby Harvest Vinccler has no recognized agreement setting out its rights and obligations within Venezuela. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so; however, there are no contractual means recognized by Venezuela to address revenues or costs and expenses during the period prior to the conversion to the Mixed Company. As a result of this situation, our GAAP consolidated financial statements for the quarter ended June 30, 2006, do not reflect the net results of our producing operations in Venezuela, except for minor accrual reversals. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until and unless the conversion is completed. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements unless and until the conversion to the Mixed Company is complete. The timing and certainty of completing the conversion remains unknown. In addition, the MOU provides that upon completion of the conversion, Harvest Vinccler will own 40 percent of the Mixed Company. Accordingly, the equity method of accounting will be followed for the Mixed Company to reflect our 32 percent interest.
          In addition to the risks described in our Annual Report on Form 10-K for the year ended 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, the timing and outcome risks associated with completing the conversion to the Mixed Company include:
•	If we are unable to convert to the Mixed Company, we may not be reimbursed for the costs we incur or be paid for oil and natural gas produced after April 1, 2006.

•	The timing for completing the conversion to the Mixed Company is uncertain and satisfying certain conditions, including obtaining the approval of our shareholders, may take a number of months. While we continue to maintain substantial cash reserves, Venezuela represents all of our revenues, and the amount available to pursue our growth strategy may be adversely affected by the financial demands of continued operations in Venezuela during the conversion process.

•	The MOU contains a number of conditions to completing the conversion to the Mixed Company, some of which are largely beyond our control. No assurance can be given that we will satisfy all of the conditions to conversion, and until there is clarity and resolution, uncertainty over the future of our investment in Venezuela will continue to affect our performance.

•	The resumption of any significant drilling operations is unlikely until conversion to the Mixed Company is completed.

•	The process of transiting to the Mixed Company and the activities of the transitory committee may adversely affect our operational performance.

•	Upon conversion to the Mixed Company, we will be a minority interest owner and no longer have sole control over operations. Our control of the Mixed Company will be limited to our rights under the conversion agreement.

•	Until we complete the conversion to the Mixed Company, we will not be able to report quantities or proved oil and gas reserves for our Venezuelan operations.

•	In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the takeover of operations of the private companies, without prejudice to entering into a mixed company agreement. If we are unable to complete the conversion to the Mixed Company, the Venezuelan government will take over Harvest Vinccler’s operations.

•	Harvest Vinccler remains subject to significant tax claims by the SENIAT, including the extension of some of those claims for the 2005 tax year. While we have reached an agreement in principle to settle these claims, it is possible we will be unable to reach a final agreement with the SENIAT. If the claims are not resolved, this will likely impede or prevent conversion to the Mixed Company. The SENIAT has also stated it will seek to seize Harvest Vinccler assets if the claims are not paid.

•	If we are unable to complete the conversion to the Mixed Company, our recourse will be to pursue claims against the Venezuelan government. One avenue for pursuing claims would be to seek arbitration through the International Centre for Settlement of Investment Disputes of the World Bank. In July 2005, we delivered formal notices to Venezuelan officials of an investment dispute under Venezuelan law and bilateral investments treaties entered into by the government of Venezuela. We can give no assurance as to the outcome or timing if we pursue any claims.
          See our Annual Report on Form 10-K for the year ended 2005 under Item 1A Risk Factors for a description of other risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 18, 2006, the following items were voted on by the Stockholders:
1.	To approve the Election of Directors:

	Votes in Favor	Votes Against/Withheld
Stephen D. Chesebro’	28,966,032	4,940,931
John U. Clarke	28,945,763	4,961,200
James A. Edmiston	28,966,318	4,940,645
H. H. Hardee	28,964,950	4,942,013
Patrick M. Murray	28,966,996	4,939,967
J. Michael Stinson	33,544,584	362,379
2.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the year ended December 31, 2006:

Votes in Favor	Against/Withheld Votes	Abstentions/Broker Non-Votes
33,842,107	48,899	15,957
3.	To approve the Harvest Natural Resources 2006 Long Term Incentive Plan:

Votes in Favor	Against/Withheld Votes	Abstentions/Broker Non-Votes
21,398,937	5,239,740	7,268,286
Item 5. Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since our Schedule 14A filed on April 11, 2006.
Item 6. Exhibits
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Amended and Restated Bylaws as of April 6, 2006. (Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 20, 2006, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 29, 2005, File No. 1-10762).

10.1	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.2	Form of 2006 Long Term Incentive Plan Stock Option Agreement.

10.3	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement.

10.4	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement.

10.5	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston.

10.6	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
Dated: August 9, 2006	By:	/s/James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: August 9, 2006	By:	/s/Steven W. Tholen
Steven W. Tholen
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Amended and Restated Bylaws as of April 6, 2006. (Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 20, 2006, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 29, 2005, File No. 1-10762).

10.1	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.2	Form of 2006 Long Term Incentive Plan Stock Option Agreement.

10.3	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement.

10.4	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement.

10.5	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston.

10.6	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.