Form 10-Q
period 2006-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2006-10-26
CIK 845289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended September 30, 2006

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large Accelerated Filer     Accelerated Filer  X  Non-Accelerated Filer
                           ---                   ---                       ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes       No  X
                                    ---      ---

  At October 13, 2006, 37,310,523 shares of the registrant's common stock were outstanding.

                         HARVEST NATURAL RESOURCES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS
               Unaudited Consolidated Balance Sheets at
                  September 30, 2006 and December 31, 2005...............     3
               Unaudited Consolidated Statements of Operations and
                  Comprehensive Income for the Three and Nine Months
                  Ended September 30, 2006 and 2005......................     4
               Unaudited Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2006 and 2005..........     5
               Notes to Consolidated Financial Statements................     6

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................    14

   Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    19

   Item 4.  CONTROLS AND PROCEDURES......................................    19

PART II OTHER INFORMATION

   Item 1.  LEGAL PROCEEDINGS............................................    20

   Item 1A. RISK FACTORS.................................................    20

   Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..    21

   Item 3.  DEFAULTS UPON SENIOR SECURITIES..............................    21

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    21

   Item 5.  OTHER INFORMATION............................................    21

   Item 6.  EXHIBITS.....................................................    22

SIGNATURES...............................................................    23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          2006            2005
                                                                      -------------   ------------
                                                                             (in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.......................................     $181,314       $ 163,019
   Restricted cash.................................................        5,560              --
   Accounts and notes receivable:
      Accrued oil and gas sales....................................           --          60,900
      Joint interest and other, net................................       13,433          10,750
   Advances to provisional equity affiliate........................       17,234              --
   Deferred income tax.............................................        5,608           3,052
   Prepaid expenses and other......................................          853           2,149
                                                                        --------       ---------
         TOTAL CURRENT ASSETS......................................      224,002         239,870
RESTRICTED CASH....................................................       40,000              --
OTHER ASSETS.......................................................          654           1,600
INVESTMENT IN PROVISIONAL EQUITY AFFILIATE.........................      145,468              --
PROPERTY AND EQUIPMENT:
   Oil and gas properties (full cost method - costs of $2,900
      excluded from amortization in 2006 and 2005, respectively)...        2,900         641,684
   Other administrative property...................................        1,361           9,568
                                                                        --------       ---------
                                                                           4,261         651,252
   Accumulated depletion, depreciation and amortization............         (949)       (491,924)
                                                                        --------       ---------
                                                                           3,312         159,328
                                                                        --------       ---------
                                                                        $413,436       $ 400,798
                                                                        ========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade and other...............................     $  3,442       $     408
   Accounts payable, related party.................................        9,521           9,203
   Accrued expenses................................................        7,511          18,444
   Accrued interest................................................       23,234           2,637
   Deferred revenue................................................       11,217           6,728
   Income taxes payable............................................       22,237          18,909
   Current portion of long-term debt...............................       14,767           5,467
                                                                        --------       ---------
         TOTAL CURRENT LIABILITIES.................................       91,929          61,796
LONG-TERM DEBT.....................................................       39,070              --
ASSET RETIREMENT LIABILITY.........................................           --           2,129
COMMITMENTS AND CONTINGENCIES......................................           --              --
MINORITY INTEREST..................................................       30,247          39,361
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01 a share; authorized 5,000
      shares; outstanding, none....................................           --              --
   Common stock, par value $0.01 a share; authorized 80,000 shares;
      issued 37,964 shares at September 30, 2006 and 37,757 shares
      at December 31, 2005.........................................          380             378
   Additional paid-in capital......................................      192,930         188,242
   Retained earnings...............................................       62,724         112,736
   Treasury stock, at cost, 770 shares at September 30, 2006 and
      December 31, 2005, respectively..............................       (3,844)         (3,844)
                                                                        --------       ---------
         TOTAL STOCKHOLDERS' EQUITY................................      252,190         297,512
                                                                        --------       ---------
                                                                        $413,436       $ 400,798
                                                                        ========       =========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    ------------------   -------------------
                                                      2006       2005      2006       2005
                                                    --------   -------   --------   --------
                                                      (in thousands, except per share data)
REVENUES
      Oil sales                                     $     --   $54,772   $ 54,858   $157,935
      Gas sales                                           --     6,449      4,648     20,714
                                                    --------   -------   --------   --------
                                                          --    61,221     59,506    178,649
                                                    --------   -------   --------   --------
EXPENSES
      Operating expenses                                  --     9,233      9,241     26,884
      Depletion, depreciation and amortization            62    10,187     10,438     32,101
      General and administrative                       6,417     6,698     20,162     17,587
      Account receivable write-off on retroactive
         oil price adjustment                             --     4,548         --      4,548
      Taxes other than on income                       1,175     1,579      3,752      4,632
                                                    --------   -------   --------   --------
                                                       7,654    32,245     43,593     85,752
                                                    --------   -------   --------   --------
INCOME (LOSS) FROM OPERATIONS                         (7,654)   28,976     15,913     92,897
OTHER NON-OPERATING INCOME (EXPENSE)
      Investment earnings and other                    2,435       959      6,816      1,985
      Interest expense                                (5,069)   (2,783)   (20,923)    (3,235)
      Net gain (loss) on exchange rates                  (16)       (3)       (22)     2,754
                                                    --------   -------   --------   --------
                                                      (2,650)   (1,827)   (14,129)     1,504
                                                    --------   -------   --------   --------
INCOME (LOSS) BEFORE INCOME
   TAXES AND MINORITY INTERESTS                      (10,304)   27,149      1,784     94,401
INCOME TAX EXPENSE                                     5,338    16,332     60,910     41,824
                                                    --------   -------   --------   --------
INCOME (LOSS) BEFORE MINORITY INTERESTS              (15,642)   10,817    (59,126)    52,577
MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY COMPANIES                               (2,044)    2,674     (9,114)    12,248
                                                    --------   -------   --------   --------
NET INCOME (LOSS)                                   $(13,598)  $ 8,143   $(50,012)  $ 40,329
                                                    ========   =======   ========   ========
NET INCOME (LOSS) PER COMMON SHARE:
      Basic                                         $  (0.36)  $  0.22   $  (1.34)  $   1.09
                                                    ========   ========  ========   ========
      Diluted                                       $  (0.36)  $   0.21  $  (1.34)  $   1.05
                                                    ========   ========  ========   ========
OTHER COMPREHENSIVE INCOME (LOSS):
   UNREALIZED MARK TO MARKET INCOME
   (LOSS) FROM CASH FLOW HEDGING
   ACTIVITIES, NET OF TAX                                 --     2,287        --     (1,991)
                                                    --------   -------   --------   --------
COMPREHENSIVE INCOME (LOSS)                         $(13,598)  $10,430   $(50,012)  $ 38,338
                                                    ========   =======   ========   ========

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            -------------------
                                                                              2006       2005
                                                                            --------   --------
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................................................   $(50,012)  $ 40,329
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depletion, depreciation and amortization ..........................     10,438     32,101
      Account receivable write-off on retroactive oil price adjustment ..         --      4,548
      Deferred compensation expense .....................................         --       (535)
      Non-cash compensation-related charges .............................      3,816      2,533
      Minority interest in consolidated subsidiary companies ............     (9,114)    12,248
      Deferred income tax ...............................................     (2,556)        --
      Changes in operating assets and liabilities:
         Accounts and notes receivable ..................................     58,217     (8,241)
         Advances to provisional equity affiliate .......................    (17,234)        --
         Prepaid expenses and other .....................................      1,296        403
         Commodity hedging contract .....................................         --     11,180
         Accounts payable ...............................................      3,034       (249)
         Accounts payable, related party ................................        318     (1,952)
         Accrued expenses ...............................................    (10,933)   (10,043)
         Accrued interest ...............................................     20,597      2,521
         Deferred revenue ...............................................      4,489         --
         Asset retirement liability .....................................         24         75
         Income taxes payable ...........................................      3,328     (6,347)
                                                                            --------   --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES ...................     15,708     78,571
                                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment ..................................     (1,554)   (15,766)
   Investments in provisional equity affiliate ..........................        (76)        --
   (Increase)/decrease in restricted cash ...............................    (45,560)        12
   Investment costs .....................................................        533       (107)
                                                                            --------   --------
            NET CASH USED IN INVESTING ACTIVITIES .......................    (46,657)   (15,861)
                                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock ..........................        874        761
   Proceeds from issuance of notes payable ..............................     53,837         --
   Payments of notes payable ............................................     (5,467)    (6,066)
                                                                            --------   --------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........     49,244     (5,305)
                                                                            --------   --------
            NET INCREASE IN CASH AND CASH EQUIVALENTS ...................     18,295     57,405
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................    163,019     84,600
                                                                            --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................   $181,314   $142,005
                                                                            ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for interest expense .....................   $    298   $    642
                                                                            ========   ========
   Cash paid during the period for income taxes .........................   $ 40,300   $ 14,092
                                                                            ========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the nine months ended September 2005, Peter Hill, our then Chief Executive Officer, elected to pay withholding tax on a 2002 restricted stock grant on a cashless basis. This resulted in 5,497 shares being held as treasury stock at cost.

          See accompanying notes to consolidated financial statements.

                HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles in the United States of America ("GAAP"). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2005, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period will not be necessarily indicative of the results of operations for the entire year. Our activities under our Operating Service Agreement ("OSA") are reflected under the equity method of accounting effective April 1, 2006. Since such activities are subject to the completion of the conversion of the OSA to a mixed company (the "Mixed Company"), we have not recorded any net earnings from such activities for the three and six months ended September 30, 2006. See Note 6 - Venezuela.

ORGANIZATION

     Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and gas properties. We conduct our business principally in Venezuela through our subsidiary Harvest Vinccler S.C.A. ("Harvest Vinccler") in which we indirectly own an 80-percent interest.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.

REPORTING AND FUNCTIONAL CURRENCY

     The U.S. Dollar is our functional and reporting currency.

PROPERTY AND EQUIPMENT

     We have historically followed the full cost method of accounting for oil and natural gas properties with costs accumulated in cost centers on a country-by-country basis, subject to a cost center ceiling (as defined by the Securities and Exchange Commission ["SEC"]). We have reclassified our Venezuelan cost center to Investments in Provisional Equity Affiliate to follow the equity method of accounting. We have not reported net results for the second and third quarters of 2006 as the conversion of Harvest Vinccler's OSA to the Mixed Company has not been finalized. See Note 6 - Venezuela.

     Excluded costs at September 30, 2006 and December 31, 2005 consisted of property acquisition costs in the amount of $2.9 million which were all incurred prior to 2001. All of the excluded costs at September 30, 2006 and December 31, 2005 relate to the acquisition of Benton Offshore China Company and exploration related to its WAB-21 property. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.

REVENUE RECOGNITION

     Harvest Vinccler invoiced and was paid by PDVSA Petroleo S.A. ("PPSA"), an affiliate of Petroleos de Venezuela S.A. ("PDVSA") for the first quarter 2006 delivery of its crude oil and natural gas. However, Harvest

Vinccler recorded deferred revenue of $11.2 million for 2005 and first quarter 2006 deliveries, pending clarification on the calculation of crude prices under an August 2005 Transitory Agreement (the "Transitory Agreement") between PDVSA and Harvest Vinccler.

     In 2005, the Venezuelan government announced that the operating service agreements held by Harvest Vinccler and other private companies would cease to exist in 2006 and that such operators would be required to migrate their agreements to mixed companies in which the state owned a controlling interest. On March 31, 2006, Harvest Vinccler, PPSA and Corporacion Venezolana del Petroleo S.A. ("CVP") entered into a Memorandum of Understanding (the "Original MOU") to convert its OSA to the Mixed Company subject to certain conditions. As of September 30, 2006, a number of the conditions have not been met, and the conversion to the Mixed Company has not been completed. In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. By taking this action before conversion to the Mixed Company has been completed, the government of Venezuela has created a contractual void whereby Harvest Vinccler has no recognized agreement setting out its rights and obligations within Venezuela. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so; however, there are no contractual means recognized by Venezuela to address revenues or costs and expenses during the period prior to the conversion to the Mixed Company. As a result of this situation, our GAAP consolidated financial statements for the six months ended September 30, 2006, do not reflect the net results of our producing operations in Venezuela. Although the Original MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed. In addition, the Original MOU provides that upon completion of the conversion, Harvest Vinccler will own 40 percent of the Mixed Company. Accordingly, the equity method of accounting will be followed for the Mixed Company to reflect our net 32 percent interest.

CASH AND CASH EQUIVALENTS

     Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months. At September 30, 2006, Harvest Vinccler had 40.1 billion Venezuela Bolivars ("Bolivars") which are shown in the September 30, 2006 financial statements as $18.7 million in cash and cash equivalents.

RESTRICTED CASH

     Restricted cash represents cash and cash equivalents used as collateral for Harvest Vinccler's line of credit and loan agreements, and is classified as current or non-current based on the terms of the agreements. See Note 2 - Long-Term Debt.

MINORITY INTERESTS

     We record a minority interest attributable to the minority shareholder of our Venezuela subsidiaries. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.

DERIVATIVES AND HEDGING

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives are recorded on the balance sheet at fair value. To the extent that the hedge is determined to be effective, changes in the fair value of derivatives for qualifying cash flow hedges are recorded each period in other comprehensive income. Our derivatives were designated as cash flow hedge transactions in which we hedged the variability of cash flows related to future oil prices for some or all of our forecasted oil production. The changes in the fair value of these derivative instruments were reported in other comprehensive income because the highly effective test was met, and were reclassified to earnings in the period in which earnings were impacted by the variability of the cash flows of the hedged item.

     In August 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing a West Texas Intermediate ("WTI") crude oil put for 5,000 barrels of oil per day. The put cost was $4.24 per barrel, or $7.7 million, and had a strike price of $40.00 per barrel. In September 2004, Harvest Vinccler hedged an additional portion of its calendar year 2005 oil sales by purchasing a second WTI crude oil put for 5,000 barrels of oil per day. The put cost was $3.95 per barrel, or $7.2 million, and had a strike price of $44.40 per barrel. Due to the amended pricing structure of the OSA as revised by the Transitory Agreement for our Venezuelan oil, these two puts had the economic effect of hedging approximately 21,500 barrels of oil per day for an average of $17.72 per barrel. These puts qualified under the highly effective test and the mark-to-market loss at September 30, 2005 was included in other comprehensive loss.

     Accumulated Other Comprehensive Loss consisted of $3.8 million ($2.5 million net of tax) at September 30, 2005, of unrealized losses on our crude oil puts. Oil sales for the three and nine month periods ended 2005 included losses of $3.8 million in settlement of the hedges. Deferred net losses recorded in Accumulated Other Comprehensive Loss at September 30, 2005 were reclassified to earnings during 2005.

     We have not entered into any hedging activities in 2006.

ASSET RETIREMENT LIABILITY

     Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the periods ending September 30, 2006 or December 31, 2005. Changes in asset retirement obligations during the nine months ended September 30, 2006 and year ended December 31, 2005 were as follows:

                                                   September 30,   December, 31
                                                        2006           2005
                                                   -------------   ------------
Asset retirement obligations beginning of period      $ 2,129         $1,941
   Liabilities recorded during the period                  --             96
   Liabilities settled during the period                   --             --
   Revisions in estimated cash flows                       (7)           (17)
   Accretion expense                                       31            109
   Reclassified to provisional equity affiliate        (2,153)            --
                                                      -------         ------
Asset retirement obligations end of period            $    --         $2,129
                                                      =======         ======

EARNINGS PER SHARE

     Basic earnings per common share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 37.3 million and 37.2 million for the three and nine months ended 2006, respectively, and 37.0 million and 36.9 million for the three and nine months ended 2005, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 39.0 million and 38.8 million for the three and nine months ended 2006, respectively, and 38.5 million and 38.4 million for the three and nine months ended 2005, respectively.

     An aggregate of 1.3 million and 1.5 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and nine months ended 2006, respectively. An aggregate of 1.9 million and 1.8 million options and warrants to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and nine months ended 2005.

STOCK-BASED COMPENSATION

     At September 30, 2006, we had a number of stock-based employee compensation plans, which are more fully described in Note 5 in our Annual Report on Form 10-K for the year ended 2005. Prior to 2003, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective

January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation as amended by SFAS No. 148 ("SFAS 148"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Effective January 1, 2005, we adopted SFAS 123 (revised 2004) Share-Based Payment ("SFAS 123R") to all employee awards granted, modified, or settled after October 1, 2005. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the three and nine months ended 2006 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                         ------------------   ------------------
                                           2006       2005      2006       2005
                                         --------   -------   --------   -------
                                          (in thousands, except per share data)
Net income (loss), as reported           $(13,598)  $8,143    $(50,012)  $40,329
Add: Stock based employee compensation
   cost, net of tax                         1,084      699       2,978     1,857
Less: Total stock-based employee
   compensation cost determined under
   fair value based method, net of tax     (1,078)    (706)     (3,006)   (1,923)
                                         --------   ------    --------   -------
Net income (loss) - proforma             $(13,592)  $8,136    $(50,040)  $40,263
                                         ========   ======    ========   =======
   Earnings (loss) per share:
      Basic - as reported                $  (0.36)  $ 0.22    $  (1.34)  $  1.09
                                         ========   ======    ========   =======
      Basic - proforma                   $  (0.36)  $ 0.22    $  (1.35)  $  1.09
                                         ========   ======    ========   =======
      Diluted - as reported              $  (0.36)  $ 0.21    $  (1.34)  $  1.05
                                         ========   ======    ========   =======
      Diluted - proforma                 $  (0.36)  $ 0.21    $  (1.35)  $  1.05
                                         ========   ======    ========   =======

     Stock options of 0.1 million and 0.2 million were exercised in the nine months ended 2006 and 2005 with cash proceeds of $0.9 million and $0.8 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157 - Fair Value Measurement ("SFAS 157") which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We are currently evaluating the effect of SFAS 157 on our consolidated financial position, results of operations and cash flows.

     In September 2006, the FASB issued SFAS 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158") which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Adoption is effective as of December 31, 2006, for calendar year corporations with publicly traded equity securities. Earlier application is encouraged. We do not expect SFAS 158 to have a material effect on our consolidated financial position, results of operations or cash flows.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The guidance in SAB 108 is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.

RECLASSIFICATIONS

     Certain items in 2005 have been reclassified to conform to the 2006 financial statement presentation.

NOTE 2 - LONG-TERM DEBT

LONG-TERM DEBT

     Long-term debt consists of the following:

                                          SEPTEMBER 30,   DECEMBER 31,
                                               2006           2005
                                          -------------   ------------
                                                 (in thousands)
Note payable with interest at 10.02% ..      $48,837         $   --
Note payable with interest at 10.5% ...        5,000             --
Note payable with interest at 9.0% ....           --            300
Note payable with interest at 11.5% ...           --          5,167
                                             -------         ------
                                              53,837          5,467
Less current portion ..................       14,767          5,467
                                             -------         ------
                                             $39,070         $   --
                                             =======         ======

     On September 15, 2006, Harvest Vinccler entered into a short term line of credit with a Venezuelan bank for 11 billion Bolivars (approximately $5.0 million). The line of credit is due March 19, 2007, and has a fixed interest rate of 10.5 percent. The line of credit is collateralized by a $5.6 million deposit in a United States bank to cover the line of credit and accrued interest. The line of credit will be used to meet short term Bolivar denominated obligations.

     On September 27, 2006, Harvest Vinccler entered into a three year term loan with a Venezuelan bank for 105 billion Bolivars (approximately $48.8 million). The first principal payment is due 360 days after the funding date in the amount of 21 billion Bolivars (approximately $9.8 million), and 21 billion Bolivars (approximately $9.8 million) every 180 days thereafter. The interest rate for the first year is fixed at 10.02 percent and will be negotiated for the second year subject to a maximum of 95 percent of the average interest rate charged by six major Venezuelan banks. This loan is collateralized by a $40.0 million deposit in a United States bank. The loan will be used to meet the SENIAT income tax assessments and related interest.

     On October 3, 2006, Harvest Vinccler entered into a term loan with a Venezuelan bank for 20 billion Bolivars (approximately $9.3 million). The loan matures in 180 days at a fixed interest rate of 10.02 percent. The loan is collateralized by a $7.7 million deposit in a United States bank. The loan will be used to meet the SENIAT income tax assessments and related interest.

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

     Uracoa Municipality Tax Assessments. In July 2004, Harvest Vinccler received three tax assessments from a tax inspector for the Uracoa municipality in which part of the South Monagas Unit is located. A protest to the assessments was filed with the municipality, and in September 2004 the tax inspector responded in part by affirming one of the assessments and issuing a payment order. Harvest Vinccler has filed a motion with the tax court in Barcelona, Venezuela, seeking to enjoin the payment order and dismiss the assessment. In July 2006, the Uracoa Municipality issued a new assessment seeking to impose an increase in tax rates for the last quarter of 2005 and the first quarter of 2006. In August 2006, the Uracoa Municipality issued two new assessments, including penalties, for second quarter 2006 estimated revenues based on the first quarter 2006 oil and natural gas sales and for supposed errors of Harvest Vinccler as withholding agent. We dispute all of the tax assessments and believe we have a substantial basis for our positions. We are unable to estimate the amount or range of a possible loss.

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

     The SENIAT Tax Assessment. In July 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 202 billion Bolivars, or approximately $94 million, related to 2001 through 2004 tax years. We determined not to contest two elements of the claim and made payments totaling 11.3 billion Bolivars, or $5.3 million, in August and September, 2005. During the second quarter 2006, the SENIAT initiated an audit of 2005 tax payments. In June 2006, the SENIAT announced that if Harvest Vinccler did not pay the tax claims in 15 days, it would initiate legal proceedings, including seeking court approval to seize assets. As a result of meetings with the SENIAT, an agreement in principle was reached which was intended to settle all the SENIAT tax claims for 2001 through 2004 and provide a basis for final adjustments to Harvest Vinccler's 2005 and 2006 tax years. As a result of the agreement in principle, Harvest Vinccler took a charge in the second quarter 2006 of $61 million for the estimated impact of the resolution of these tax issues. However, in September 2006, the SENIAT issued a final assessment for 2001 through 2004, which did not reflect the settlement in principle and, instead, sought an additional $13 million in tax and interest from Harvest Vinccler. In September 2006, Harvest Vinccler paid the SENIAT $34.6 million which represents the amount of principal under the 2001 through 2004 final assessment. In October 2006, Harvest Vinccler received an assessment from the SENIAT for 2005 taxes in the amount of $15.8 million. As a result, Harvest Vinccler took an additional charge in the third quarter 2006 of $14 million for the 2001 through 2005 assessments resulting in a net change of $10 million for the quarter. Harvest Vinccler paid the principal amount of the 2005 assessment in October 2006 and intends to pay all of the interest before the end of the year. We continue to believe that Harvest Vinccler has properly paid all of its taxes, but we understand that resolving the income tax issues with the SENIAT is a necessary step in the transition of Harvest Vinccler's operations to the Mixed Company.

     International Arbitration. As a result of the actions taken by PDVSA, the Ministry of Energy and Petroleum ("MEP") and the SENIAT, in July 2005, we delivered formal notices to Venezuelan government officials of an investment dispute under Venezuelan law and bilateral investment treaties entered into by the government of Venezuela. The bilateral investment treaties and Venezuelan law provide for international arbitration of investment disputes conducted through the International Centre for Settlement of Investment Disputes of the World Bank.

     We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.

NOTE 4 - TAXES

TAXES OTHER THAN ON INCOME

     Harvest Vinccler paid municipal taxes through the first quarter 2006 on operating fee revenues it received under the OSA for deliveries from the South Monagas Unit. In September 2006, PDVSA remitted to the Uracoa municipality an additional $1.0 million based on the new tax rates imposed that had been withheld from Harvest Vinccler's first quarter 2006 oil and natural gas sales. The components of taxes other than on income were (in thousands):

                                  THREE              NINE
                               MONTHS ENDED      MONTHS ENDED
                              SEPTEMBER 30,     SEPTEMBER 30,
                             ---------------   ---------------
                              2006     2005     2006     2005
                             ------   ------   ------   ------
Venezuelan Municipal Taxes   $1,029   $1,422   $3,191   $4,326
Franchise Taxes                  43       11      119      (71)
Payroll and Other Taxes         103      146      442      377
                             ------   ------   ------   ------
                             $1,175   $1,579   $3,752   $4,632
                             ======   ======   ======   ======

     Venezuela municipal taxes and certain other taxes are not reported for the third quarter 2006 as we believe the Mixed Company will not be subject to municipal taxes. See Note 3 - Commitments and Contingencies.

NOTE 5 - OPERATING SEGMENTS

     We regularly allocate resources to, and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. As a result of the situation in Venezuela, our GAAP consolidated financial statements for the three and six months ended September 30, 2006, do not reflect the net results of our producing operations in Venezuela. See Note 6 - Venezuela. Revenue from Venezuela is derived primarily from the delivery and sale of oil and natural gas. Operations included under the heading "United States and Other" include corporate management, cash management, business development and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative, business development and interest expenses are included in the United States and Other segment and are not allocated to other operating segments:

                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30,        SEPTEMBER 30,
                                 ------------------   -------------------
                                   2006       2005      2006       2005
                                 --------   -------   --------   --------
SEGMENT REVENUES
Oil and gas sales:
   Venezuela oil and gas sales   $     --   $61,221   $ 59,506   $178,649
                                 --------   -------   --------   --------
SEGMENT INCOME (LOSS)
   Venezuela                     $ (9,811)  $13,736   $(38,093)  $ 52,028
   United States and other         (3,787)   (5,593)   (11,919)   (11,699)
                                 --------   -------   --------   --------
      Net income (loss)          $(13,598)  $ 8,143   $(50,012)  $ 40,329
                                 ========   =======   ========   ========

                                 SEPTEMBER 30,   DECEMBER 31,
                                      2006           2005
                                 -------------   ------------
OPERATING SEGMENT ASSETS
   Venezuela .................     $268,188        $258,268
   United States and other....      157,524         161,328
                                   --------        --------
                                    425,712         419,596
   Intersegment eliminations..      (12,276)        (18,798)
                                   --------        --------
                                   $413,436        $400,798
                                   ========        ========

NOTE 6 - VENEZUELA

     In 2005, the Venezuelan government announced that the operating services agreements held by Harvest Vinccler and other private companies would cease to exist in 2006 and that such operators would be required to migrate their agreements to mixed companies in which the state owned a controlling interest. On March 31, 2006, Harvest Vinccler signed the Original MOU with PPSA and CVP to convert the contractual arrangement governed by the OSA into the Mixed Company subject to certain conditions, including finalizing an agreement between the parties for additional consideration to be provided to the Mixed Company. On August 16, 2006, Harvest Vinccler, PPSA and CVP entered into an amendment to the Original MOU (the "Amended MOU") that, upon award by the government, provided for the addition of three fields to the Mixed Company as additional consideration for our migration from the OSA to the Mixed Company. (Collectively the Original MOU and the Amended MOU are referred to as the "MOU".) Another condition in the MOU to completing the conversion to the Mixed Company is receiving approval by our stockholders. On September 22, 2006, we filed a Preliminary Proxy Statement with the SEC for the purpose of calling a special meeting with our stockholders to obtain such approval. There are other conditions in the MOU to completing the conversion to the Mixed Company, many of which are largely beyond our control. Although there has been progress since the MOU was signed, conversion to the Mixed Company has not been completed as of the end of the third quarter.

     In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. By taking this action before conversion to the Mixed Company has been completed, the government of Venezuela has created a contractual void whereby Harvest Vinccler has no recognized agreement setting out its rights and obligations within Venezuela. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so; however, there are no contractual means recognized by Venezuela to address revenues or costs and expenses during the period prior to the conversion to the Mixed Company. As a result of this situation, our consolidated financial statements prepared in accordance with GAAP for the quarter ended September 30, 2006, do not reflect the net results of our producing operations in Venezuela. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur and we will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to the Mixed Company is completed. The timing and certainty of completing the conversion remains unknown. In addition, the MOU provides that upon completion of the conversion, Harvest Vinccler will own 40 percent of the Mixed Company. Accordingly, the equity method of accounting will be followed for the Mixed Company to reflect our net 32 percent interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Harvest Natural Resources, Inc. ("Harvest" or the "Company") cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words "budget", "guidance", "forecast", "anticipate", "expect", "believe", "goals", "projects", "plans", "anticipates", "estimates", "should", "could", "assume" and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for our undeveloped reserves, conversion of Venezuelan assets to the Mixed Company, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties, risks incumbent to being a minority stockholder in a corporation, the permitting and drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company's ability to acquire oil and natural gas properties that meet its objectives, changes in operating costs, overall economic conditions, political instability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended 2005, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.

VENEZUELA

     In our Annual Report on Form 10-K for the year ended 2005 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, we described the events in Venezuela that have adversely affected our operations and profitability. See Item 1 Business, Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended 2005 and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, for a complete description of these matters.

     On March 31, 2006, Harvest Vinccler signed a Memorandum of Understanding (the "Original MOU") with PDVSA Petroleo, S.A. ("PPSA") and Corporacion Venezolana del Petroleo S.A. ("CVP") to convert the contractual arrangement governed by the Operating Service Agreement ("OSA") into a mixed company (the "Mixed Company") subject to certain conditions, including finalizing an agreement between the parties for additional consideration to be provided to the Mixed Company. On August 16, 2006, Harvest Vinccler, PPSA and CVP entered into an amendment to the Original MOU (the "Amended MOU") that, upon award by the government, provided for the addition of three fields to the Mixed Company as additional consideration for our migration from the OSA to the Mixed Company. The three fields are the Isleno, Temblador and El Salto fields. (Collectively the Original MOU and the Amended MOU are referred to as the "MOU".) Another condition to completing the conversion to the Mixed Company is that the transaction must be approved by our stockholders. On September 22, 2006, we filed a Preliminary Proxy Statement with the Securities and Exchange Commission ("SEC") for the purpose of calling a special meeting of our stockholders to obtain such approval. We intend to send definitive proxy materials to our stockholders as soon as possible and to hold a meeting for such approval in December 2006. There are other conditions in the MOU to completing the conversion to the Mixed Company, most of which are beyond our control. These conditions include approval by the Venezuelan Ministry of Energy and Petroleum ("MEP") and the Venezuelan National Assembly; obtaining or filing all necessary consents, authorizations, orders or approvals of governmental authorities; making all necessary filings or registrations with governmental authorities and giving all requisite notifications to governmental authorities; completion of the Conversion Contract and all annexes, including the business plan; and the award of the three additional fields to the Mixed Company by the Venezuelan government. Even if our stockholders approve the proposed Transaction, there can be no assurance that the other conditions to closing will be met and that the conversion of the OSA to the Mixed Company will be completed. Until there is clarity and resolution, uncertainty over the future of our investment in Venezuela will continue to affect our performance.

     As we discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, in April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. Even though it is our position that the OSA is still in place, as a result of actions by the government of Venezuela, Harvest Vinccler currently has no recognized agreement setting out its rights and obligations within Venezuela. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so; however, there are no contractual means recognized by Venezuela to address revenues or costs and expenses during the period prior to the conversion to the Mixed Company. As a result of this situation, our consolidated financial statements prepared in accordance with generally accepted accounting principals ("GAAP") for the quarter ended September 30, 2006, do not reflect the net results of our producing operations in Venezuela. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to the Mixed Company is completed. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed. The timing for completing the conversion to the Mixed Company is uncertain. In addition, the MOU provides that upon completion of the conversion, Harvest Vinccler will own 40 percent of the Mixed Company. Accordingly, the equity method of accounting will be followed for the Mixed Company to reflect our net 32 percent interest. We will no longer be able to consolidate our Venezuelan interest as of April 1, 2006, and will be required to reflect the equity income (or loss) as a separate line in the future Consolidated Statements of Operations.

     Certain operating statistics for the three and six month periods ended September 30, 2006, for the South Monagas Unit operated by Harvest Vinccler are set forth below. This information is provided at 100 percent, without reduction for our interest under the OSA or our ownership interest in the Mixed Company. While we believe this information to be accurate, no representation is made with respect to what will be reflected in our consolidated financial statements after completing the conversion to the Mixed Company. This information may not be representative of future results.

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                              SEPTEMBER 30, 2006   SEPTEMBER 30, 2006
                                              ------------------   ------------------
Oil production (million barrels)                      1.8                  3.6
Natural gas production (billion cubic feet)           4.0                  7.9
Barrels of oil equivalent                             2.4                  4.9
Cash operating costs ($millions)                      7.8                 16.7
Capital expenditures ($millions)                      0.2                  0.5

     Crude oil prices that would be paid for the oil production if the conversion contract were in place cannot be calculated as several elements of the pricing formula have not been set. Market prices for crude oil of the type produced in the fields operated by Harvest Vinccler averaged approximately $50.00 a barrel for the three and six months ended September 30, 2006, respectively. The price for natural gas that would be paid under the conversion contract is $1.54 per thousand cubic feet.

     In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, we provided an update on the preliminary tax assessment issued by the SENIAT for 2001 through 2004 tax years. We described the agreement in principle reached with the SENIAT to settle all tax claims for 2001 through 2004 and provide a basis for final adjustments to Harvest Vinccler's 2005 and 2006 tax years. As a result of the agreement in principle, Harvest Vinccler took a charge in the second quarter 2006 of $61 million for the estimated impact of the resolution of these tax issues. However, in September 2006, the SENIAT issued a final assessment for 2001 through 2004, which did not reflect the settlement in principle and, instead, sought an additional $13 million in tax and interest from Harvest Vinccler. In September 2006, Harvest Vinccler paid the SENIAT $34.6 million which represents the amount of principal under the 2001 through 2004 final assessment. In October 2006, Harvest Vinccler received an assessment from the SENIAT for 2005 taxes in the amount of $15.8 million. As a result, Harvest Vinccler took an additional charge in the third quarter 2006 of $14 million for the 2001 through 2005 assessments resulting in a net change of $10 million for the quarter. Harvest Vinccler paid the principal amount of the 2005 assessment in October 2006 and intends to pay all of the interest before the end of the year. We continue to believe that Harvest Vinccler has properly paid all of its taxes, but we understand that resolving the income tax issues with the SENIAT is a necessary step in the transition of Harvest Vinccler's operations to the Mixed Company. In September 2006, Harvest Vinccler entered into a loan agreement with a

Venezuelan bank for 105 billion Venezuelan Bolivars ("Bolivars") (approximately $48.8 million), and in October 2006, Harvest Vinccler entered into a second loan agreement with the same bank for 20 billion Bolivars (approximately $9.3 million). Harvest Vinccler collateralized the loans with deposits totaling $47.7 million in a bank in the United States ($7.7 million was deposited on October 3, 2006). The proceeds of the loans will be used in making tax and interest payments to the SENIAT.

     Since signing the MOU, the governance of the operations of Harvest Vinccler's properties has been influenced by a transitory committee consisting of three appointees by CVP and two appointees by Harvest Vinccler. In addition, CVP has designated a General Manager and President for the Mixed Company, both of whom influence Harvest Vinccler's operations and staffing. The transitory committee has finished its task upon these designations. Harvest Vinccler continues to substantially control operations of its properties maintaining interaction with the designated CVP representatives.

     In our Annual Report on Form 10-K for the year ended 2005, we discussed our reported quantities of proved oil and gas reserves in the context of the situation in Venezuela. We noted that under SEC standards for reporting reserves, proved reserves are estimated quantities of oil and gas which data demonstrates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Under this standard, we reduced our year-end quantities of proved reserves for 2005 because the actions taken by the Venezuelan government created uncertainty as to whether those reserves could be recovered under the economic and operating conditions then existing in Venezuela. This situation is exacerbated by the lack of a recognized contract covering our operations in Venezuela today, and until we complete the conversion to the Mixed Company, we will not have reserves to report under SEC standards. Assuming completion of the conversion to the Mixed Company, we will report our net 32 percent of the Mixed Company's proved reserves. This will include the quantities of proved reserves attributable to the three fields to be added to the Mixed Company as provided in the Amended MOU. Harvest Vinccler has contracted with an independent petroleum engineering firm to evaluate the proved oil and natural gas reserves attributable to the South Monagas Unit and the three additional fields upon conversion to the Mixed Company.

     Several conversion agreements respecting a number of the mixed companies have been finalized and are awaiting approval from the MEP and the Venezuelan National Assembly. We remain committed to finalizing the conversion to the Mixed Company at the earliest possible date. However, we are concerned about the time it is taking to complete the process, with the resulting growing financial exposure and the effect on operations and production. We continue to assess and consider alternatives for preserving value, including a possible sale or exchange of our interests in Venezuela. The alternatives available to us are limited and subject to a number of significant variables, including timing for the completion of conversion to the Mixed Company, the value to us of the Mixed Company assets, governmental approvals and any tax consequences. For additional discussion of the risks associated with our operations in Venezuela, see Item 1A Risk Factors.

CAPITAL RESOURCES AND LIQUIDITY

     Debt Reduction. We have paid the final quarterly principal and interest obligations of $1.3 million on the Harvest Vinccler variable rate loan.

     Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      -------------------
                                                        2006       2005
                                                      --------   --------
                                                         (in thousands)
Net cash provided by operating activities             $ 15,708   $ 78,571
Net cash used in investing activities                  (46,657)   (15,861)
Net cash provided by (used in) financing activities     49,244     (5,305)
                                                      --------   --------
Net increase in cash                                  $ 18,295   $ 57,405
                                                      ========   ========

     At September 30, 2006, we had current assets of $224.0 million and current liabilities of $91.9 million, resulting in working capital of $132.1 million and a current ratio of 2.4:1. This compares with a working capital of $178.1 million and a current ratio of 3.9:1 at December 31, 2005. The decrease in working capital of $46.0 million was primarily due to the inability to reflect the net results of our producing operations in Venezuela in our consolidated financial statements for the quarter ended September 30, 2006 and the charge in the third quarter 2006 of $14.0 million for additional taxes and related interest for the estimated impact of income tax assessments by the SENIAT for 2001 through 2005. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Venezuela. We recognize the need to diversify our asset base and that is the primary focus of our strategy. Harvest Natural Resources, Inc. and subsidiaries have over $181 million of cash and are not reliant in the interim on cash distributions from Venezuela to meet current corporate, business development and limited operational needs.

     Cash Flow from Operating Activities. During the nine months ended 2006 and 2005, net cash provided by operating activities was $15.7 million and $78.6 million, respectively. The $62.9 million decrease was primarily due to the collection of the first quarter accrued oil and gas sales receivable which was offset by the charge in the second and third quarters for the estimated tax assessments and related interest.

     Cash Flow from Investing Activities. During the nine months ended 2006, we had limited drilling and production-related expenditures, and we deposited $45.6 million restricted cash as collateral to two loans with a Venezuelan bank (see
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations). During the nine months ended 2005, we had drilling and production-related capital expenditures of approximately $15.8 million and no restricted cash. The decrease in capital expenditures is due to the continued suspension of our drilling program and the fact that the conversion of the OSA to the Mixed Company has not been finalized. The increase in restricted cash is collateral for the new borrowings to pay the assessments received from the SENIAT and other short-term Bolivar denominated obligations. We continue to expend funds on behalf of the Mixed Company for workovers and maintenance of the existing wells. Our remaining worldwide capital commitments support our business development efforts, are relatively minimal and are substantially at our discretion.

     Cash Flow from Financing Activities. During the nine months ended 2006, Harvest Vinccler borrowed 11 billion Bolivars (approximately $5.0 million) for short term Bolivar denominated obligations and 105 billion Bolivars (approximately $48.8 million) for the SENIAT income tax assessments and related interest. During the nine months ended 2006, Harvest Vinccler repaid $5.5 million of its U. S. Dollar debt (one payment of $0.3 million and four payments of $1.3 million on the variable rate loans). During the nine months ended 2005, Harvest Vinccler repaid $6.1 million of its U.S. dollar debt (three payments of $0.3 million and four payments of $1.3 million on the variable rate loans).

RESULTS OF OPERATIONS

     You should read the following discussion of the results of operations for the three and nine months ended 2006 and 2005 and the financial condition as of September 30, 2006 and December 31, 2005 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2005. Each of the comparative periods reflects our inability to report the results of Harvest Vinccler as the conversion of the OSA to the Mixed Company has not been finalized.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005 (IN MILLIONS)

     We reported a net loss of $13.6 million, or $0.36 diluted earnings per share, in the third quarter 2006 compared with net income of $8.1 million, or $0.21 diluted earnings per share, in the third quarter of 2005.

Total expenses and other non-operating (income) expense:

                                       THREE MONTHS
                                          ENDED
                                      SEPTEMBER 30,                     %
                                      -------------    INCREASE     INCREASE
                                       2006    2005   (DECREASE)   (DECREASE)
                                      -----   -----   ----------   ----------
General and administrative            $ 6.4   $ 6.7     $(0.3)         (4)%
Account receivable write-off on
   retroactive oil price adjustment      --     4.5      (4.5)       (100)
Taxes other than on income              1.2     1.6      (0.4)        (25)
Investment income and other            (2.4)   (1.0)     (1.4)        140
Interest expense                        5.1     2.8       2.3          82
                                      -----   -----     -----        ----
                                      $10.3   $14.6     $(4.3)        (29)%
                                      =====   =====     =====        ====

     General and administrative expenses decreased due to lower business development costs. Taxes other than on income decreased due to the elimination of municipal taxes as a result of the conversion of the OSA to the Mixed Company. However, in September 2006, PDVSA remitted to the Uracoa Municipality $1.0 million that had been withheld from Harvest Vinccler's first quarter 2006 oil and natural gas sales. Interest expense increased due to Harvest Vinccler's estimated liability for interest on the tax assessments. See Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, Venezuela.

     Income tax expense increased $9.4 million related to an additional charge in the third quarter for the difference in Harvest Vinccler's estimated tax settlements recorded in the second quarter 2006 and the final tax assessments, partially offset by a $4.0 million credit resulting from future benefits under the Venezuelan tax system. See Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, Venezuela.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005 (IN MILLIONS)

     We reported a net loss of $50.0 million, or $1.34 diluted earnings per share, in the nine months ended 2006 compared with net income of $40.3 million, or $1.05 diluted earnings per share, in the nine months ended 2005.

Total expenses and other non-operating (income) expense:

                                       NINE MONTHS
                                          ENDED
                                      SEPTEMBER 30,                     %
                                      -------------    INCREASE     INCREASE
                                       2006    2005   (DECREASE)   (DECREASE)
                                      -----   -----   ----------   ----------
General and administrative            $20.2   $17.6     $ 2.6           15%
Account receivable write-off on
   retroactive oil price adjustment      --     4.5      (4.5)        (100)
Taxes other than on income              3.8     4.6      (0.8)         (17)
Investment income and other            (6.8)   (2.0)     (4.8)         240
Interest expense                       20.9     3.2      17.7          553
Net (gain) loss on exchange rates        --    (2.8)      2.8         (100)
                                      -----   -----     -----         ----
                                      $38.1   $25.1     $13.0           52%
                                      =====   =====     =====         ====

     General and administrative expenses increased due to higher business development costs and employee related expenses. Taxes other than on income decreased due to the elimination of municipal taxes as a result of the conversion of the OSA to the Mixed Company. However, in September 2006, PDVSA remitted to the Uracoa Municipality $1.0 million that had been withheld from Harvest Vinccler's first quarter 2006 oil and natural gas sales. Interest expense increased due to Harvest Vinccler's estimated liability for interest on the tax assessments. See Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, Venezuela.

     Income tax expense increased $9.4 million related to an additional charge in the third quarter for the difference in Harvest Vinccler's estimated tax settlements recorded in the second quarter 2006 and the final tax assessments, partially offset by a $4.0 million credit resulting from future benefits under the Venezuelan tax system. See Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, Venezuela.

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

     Within the United States, inflation has had a minimal effect on us, but it is potentially an important factor in results of operations in Venezuela. Upon the conversion to the Mixed Company, Harvest Vinccler is to receive distributions in U.S. Dollars. In the interim, Harvest Vinccler has borrowed 105 billion Bolivars (approximately $48.8 million) from a Venezuelan bank in order to meet its Venezuela income tax assessments and related interest and 11 billion Bolivars (approximately $5 million) to meet its short term Bolivar denominated obligations. The loans are collateralized with U.S. Dollar deposits in the United States. Harvest Vinccler anticipates that inflation could continue to increase in Venezuela and that inflation could result in the further weakening of the Bolivar to the U.S. Dollar.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from the adverse changes of the situation in Venezuela, and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2005 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

     Based on their evaluation as of September 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is
1) recorded, processed, summarized and reported within the time periods as specified in the SEC's rules and forms and 2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The SENIAT Tax Assessment. In July 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 202 billion Bolivars, or approximately $94 million, related to 2001 through 2004 tax years. We determined not to contest two elements of the claim and made payments totaling 11.3 billion Bolivars, or $5.3 million, in August and September, 2005. During the second quarter 2006, the SENIAT initiated an audit of 2005 tax payments. In June 2006, the SENIAT announced that if Harvest Vinccler did not pay the tax claims in 15 days, it would initiate legal proceedings, including seeking court approval to seize assets. As a result of meetings with the SENIAT, an agreement in principle was reached which was intended to settle all the SENIAT tax claims for 2001 through 2004 and provide a basis for final adjustments to Harvest Vinccler's 2005 and 2006 tax years. As a result of the agreement in principle, Harvest Vinccler took a charge in the second quarter 2006 of $61 million for the estimated impact of the resolution of these tax issues. However, in September 2006, the SENIAT issued a final assessment for 2001 through 2004, which did not reflect the settlement in principle and, instead, sought an additional $13 million in tax and interest from Harvest Vinccler. In September 2006, Harvest Vinccler paid the SENIAT $34.6 million which represents the amount of principal under the 2001 through 2004 final assessment. In October 2006, Harvest Vinccler received an assessment from the SENIAT for 2005 taxes in the amount of $15.8 million. As a result, Harvest Vinccler took an additional charge in the third quarter 2006 of $14 million for the 2001 through 2005 assessments resulting in a net change of $10 million for the quarter. Harvest Vinccler paid the principal amount of the 2005 assessment in October 2006 and intends to pay all of the interest before the end of the year. We continue to believe that Harvest Vinccler has properly paid all of its taxes, but we understand that resolving the income tax issues with the SENIAT is a necessary step in the transition of Harvest Vinccler's operations to the Mixed Company.

     Uracoa Municipality Tax Assessments. In July 2004, Harvest Vinccler received three tax assessments from a tax inspector for the Uracoa municipality in which part of the South Monagas Unit is located. A protest to the assessments was filed with the municipality, and in September 2004 the tax inspector responded in part by affirming one of the assessments and issuing a payment order. Harvest Vinccler has filed a motion with the tax court in Barcelona, Venezuela, seeking to enjoin the payment order and dismiss the assessment. In July 2006, the Uracoa Municipality issued a new assessment seeking to impose an increase in tax rates for the last quarter of 2005 and the first quarter of 2006. In August 2006, the Uracoa Municipality issued two new assessments, including penalties, for second quarter 2006 estimated revenues based on the first quarter 2006 oil and natural gas sales and for supposed errors of Harvest Vinccler as withholding agent. We dispute all of the tax assessments and believe we have a substantial basis for our positions.

     See our Annual Report on Form 10-K for the year ended 2005 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, for a description of certain other legal proceedings. There have been no material developments in such legal proceedings since the filing of such reports.

ITEM 1A. RISK FACTORS

     In our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, we described the actions of the Venezuelan government which have left Harvest Vinccler with no recognized agreement setting out its rights and obligations within Venezuela. While Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so, there are no contractual means recognized by Venezuela to address revenues or costs and expenses during the period prior to the conversion to the Mixed Company. This situation, which started with the second quarter of 2006, continues to persist, with the result that our consolidated financial statements prepared in accordance with GAAP for the quarter ended September 30, 2006, do not reflect the net results of our producing operations in Venezuela. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to the Mixed Company is completed. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed. The timing for completing the conversion to the Mixed Company is uncertain. In addition, the MOU provides that upon completion of the conversion, Harvest Vinccler will own 40 percent of the Mixed Company. Accordingly, the equity method of accounting will be followed for the Mixed Company to reflect our net 32 percent interest. We will no longer be able to consolidate our

Venezuelan interest as of April 1, 2006, and will be required to reflect the equity income (or loss) as a separate line in the future Consolidated Statements of Operations.

     In addition to the risks described in our Annual Report on Form 10-K for the year ended 2005 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, the timing and outcome risks associated with completing the conversion to the Mixed Company include:

     - While we continue to maintain substantial cash reserves, our operations in Venezuela represent our only source of revenues, and the funds available to pursue our growth strategy may be adversely affected by the financial demands of continued operations in Venezuela during the conversion process.

     - If we are unable to complete the conversion to the Mixed Company, we believe the Venezuelan government will seize our assets and take over Harvest Vinccler's operations. Our recourse will be to pursue claims for expropriation of our interests or similar claims against the Venezuelan government. An arbitration proceeding may take a number of years to conclude and we can provide no assurances as to outcome.

     - Pursuant to the MOU, CVP has agreed to make an economic adjustment to compensate us so as to achieve the same economic result as if the conversion had been completed on April 1, 2006. This adjustment is to occur once the conversion is completed. However, there are no assurances that CVP and PPSA will have adequate funds to make payment to us for the period dating back to April 1, 2006.

     - There is no assurance that the government will award the three fields contemplated by the Amended MOU.

     - Our stockholders may not approve the conversion to the Mixed Company. If the conversion to the Mixed Company is not approved, we believe the Venezuelan government will seize our assets and take over Harvest Vinccler's operations. Our recourse will be to pursue claims against the Venezuelan government for expropriation of our interest or similar actions.

     - We are continuing to look at alternatives to diversify our assets. However, the alternatives are limited. If the conversion to the Mixed Company is completed, and we decide to enter into a sale or exchange of all or part of our assets with an unrelated third party, the third party must be approved by the Venezuelan government. The number of potential buyers that will be acceptable to the Venezuelan government is limited and this number of potential buyers may be further affected and limited by country risk concerns. Further, a sale or exchange of all or part of our assets after completing the conversion to the Mixed Company may be subject to U.S. tax consequences.

     - The actions of CVP, through its members to the transitory committee, its appointed General Manager or President to the Mixed Company, may adversely affect our ability to conduct operations and retain key personnel.

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

          10.1 Note Payable agreement dated September 27, 2006 between Harvest Vinccler, C.A. and Banco Mercantil, C.A. Banco Universal related to a principal amount of 105 billion Bolivars with interest at
               10.02 percent, for financing of the SENIAT assessments.

          10.2 Note Payable agreement dated October 3, 2006 between Harvest Vinccler, C.A. and Banco Mercantil, C.A. Banco Universal related to a principal amount of 20 billion Bolivars with interest at
               10.02 percent, for financing of the SENIAT assessments.

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

                                        HARVEST NATURAL RESOURCES, INC.


Dated: October 26, 2006               By: /s/ James A. Edmiston
                                          --------------------------------------
                                          James A. Edmiston
                                          President and Chief Executive Officer


Dated: October 26, 2006               By: /s/ Steven W. Tholen
                                          --------------------------------------
                                          Steven W. Tholen
                                          Senior Vice President - Finance,
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
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

10.1      Note Payable agreement dated September 27, 2006 between Harvest
          Vinccler, C.A. and Banco Mercantil, C.A. Banco Universal related to a principal amount of 105 billion Bolivars with interest at 10.02 percent, for financing of the SENIAT assessments.

10.2      Note Payable agreement dated October 3, 2006 between Harvest Vinccler,
          C.A. and Banco Mercantil, C.A. Banco Universal related to a principal amount of 20 billion Bolivars with interest at 10.02 percent, for financing of the SENIAT assessments.

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