Form 10-K
period 2006-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2007-03-13
CIK 845289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 1-10762
HARVEST NATURAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0196707 (I.R.S. Employer Identification Number)
1177 Enclave Parkway, Suite 300
Houston, Texas	77077
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (281) 899-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	NYSE
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006 was: $503,574,368.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date. Class: Common Stock, par value $0.01 per share, on March 2, 2007, shares outstanding: 37,536,523.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of the registrant’s fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report.

HARVEST NATURAL RESOURCES, INC.
FORM 10-K

PART I
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, forecast”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for our undeveloped reserves, successful conversion of Venezuelan assets to a mixed company, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and natural gas properties, risks incumbent to being a minority shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company’s ability to acquire oil and natural gas properties that meet its objectives, changes in operating costs, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. See Item 1A - Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 1. Business
Executive Summary
          Harvest Natural Resources, Inc. is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1989, when it was incorporated under Delaware law. Over our history, we have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) and the Russian Federation (“Russia”) and have undeveloped acreage offshore of the People’s Republic of China (“China”).
          Currently, our only producing assets are in Venezuela. Since 1992, our subsidiary, Harvest Vinccler S.C.A. (“Harvest Vinccler”), has been providing operating services to Petroleos de Venezuela, S.A. (“PDVSA”) for the South Monagas Unit under an Operating Service Agreement (“OSA”). However, beginning in 2005, the government of Venezuela initiated a series of actions to compel companies with operating service agreements to convert those agreements into new companies in which PDVSA would have a majority interest. On March 31, 2006, Harvest Vinccler signed a Memorandum of Understanding (the “MOU”) with two affiliates of PDVSA, Corporación Venezolana del Petroleo S.A. (“CVP”) and PDVSA Petroleo S.A. (“PPSA”), to convert the OSA into a minority interest in Empresa Mixta Petrodelta S.A. (“Petrodelta”). The MOU is subject to certain conditions, including execution of a conversion contract, and Venezuelan government approvals. On August 16, 2006, the MOU was amended to provide for the addition of the Isleño, El Salto and Temblador fields to Petrodelta as additional consideration for our conversion of the OSA to Petrodelta. On December 18, 2006, at our special meeting of the stockholders, the transactions contemplated by the MOU were approved. As of this report, we have not yet obtained the governmental approvals necessary to complete the conversion, and the timing of and probability for such approval is uncertain.
          In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. This action, coupled with the unfinished conversion to Petrodelta, has left Harvest Vinccler without a contractual means recognized by the government of Venezuela to address revenues or costs and expenses since March 31, 2006. As a result of this situation, our consolidated financial statements prepared in accordance with generally accepted accounting principals in the

United States of America (“GAAP”) for the year ended December 31, 2006 do not reflect the net results of our producing operations in Venezuela for the last three quarters of the year. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta is completed. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed.
          Since signing the MOU, CVP has designated its board members and a General Manager and President for Petrodelta, both of whom influence Harvest Vinccler’s operations and staffing. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela, and during the last three quarters of 2006, it has accrued cash advances of $36.3 million to fund operations. At the request of PDVSA, Harvest Vinccler invoiced PDVSA for these costs and $21.2 million, representing the second and third quarter advances, have been reimbursed. Harvest Vinccler invoiced PDVSA for fourth quarter advances of $15.1 million in February 2007. In 2006, Harvest Vinccler resolved and substantially paid all of the tax claims made by the SENIAT, the Venezuelan income tax authority. Harvest Vinccler paid $73.8 million additional taxes and related interest for the periods of 2001 through first quarter 2006.
          At December 31, 2006, Harvest Vinccler had three loans outstanding with two Venezuelan banks for a total of 225 billion Venezuelan Bolivars (“Bolivars”) (approximately $104.7 million). These loans are collateralized by $88.9 million deposited in two U. S. banks. The loans were used to meet the SENIAT income tax assessments and related interest, refinance a portion of one of the Bolivar loans and to fund operating requirements.
          See Item 1 – Business, Operations, Item 1A – Risk Factors, and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for a complete description of these and other events during 2006.
          As of December 31, 2006, we had total assets of $422.7 million. We had unrestricted cash in the amount of $148.1 million, long-term debt of $67.0 million, total revenues of $59.5 million and net cash used in operating activities of $24.4 million. For the year ended December 31, 2005, we had total assets of $400.8 million. We had cash in the amount of $163.0 million, no long-term debt, total revenues of $236.9 million and net cash provided by operating activities of $114.7 million.
          Our business strategy is to seek and develop large known resources in countries perceived as politically challenging. Our strategy is to diversify risk by adding projects in countries other than Venezuela. In executing our business strategy, we strive to:
•	maintain financial prudence and rigorous investment criteria;

•	access capital markets;

•	create a diversified portfolio of assets;

•	preserve our financial flexibility;

•	use our experience, skills and relationships to acquire new projects; and

•	keep our organizational capabilities in line with our rate of growth.
While our strategy does not focus on unexplored areas, we will consider appropriate exploration investments on an opportunistic basis.
          In Venezuela, our goal, post conversion, is to influence the management and operations of Petrodelta while developing and producing the SMU fields and the Isleño, Temblador and El Salto fields in the most efficient manner. We expect that amounts available for dividends will be distributed to Petrodelta’s owners on a quarterly basis.
          We intend to use our available cash to pursue growth opportunities in countries other than Venezuela. However, this strategy is limited by factors including access to additional capital, timing for conversion and restrictions on the use of a significant portion of our cash.

          The ability to successfully execute our strategy is subject to significant risks including, among other things, conversion to Petrodelta, operating risks, political risks, legal risks and financial risks. See Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information set forth elsewhere in this Annual Report on Form 10-K for a description of these and other risk factors.
Available Information
          We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
          We also make available, free of charge on or through our Internet website (http://www.harvestnr.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Securities Act of 1934 are also available on the website. In addition, we have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our chief executive officer, principal financial officer and principal accounting officer. The text of the Code of Business Conduct and Ethics has been posted on the Corporate Governance section of our website. We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics applicable to our senior officers. Additionally, the Code of Business Conduct and Ethics is available in print to any person who requests the information. Individuals wishing to obtain this printed material should submit a request to Harvest Natural Resources, Inc., Attention Investor Relations.
Operations
          All of our operations are in Venezuela. Since 2005, Harvest Vinccler has been unable to execute its facilities and drilling program due to actions by the Venezuelan government, and daily production of oil and natural gas volumes have and will continue to decline. In 2006, we completed a ten-well workover program to mitigate the normal decline curve. Harvest Vinccler is currently operating the South Monagas Unit comprising the Uracoa, Tucupita and Bombal fields (the “SMU fields”) pending the completion of the conversion of the OSA to Petrodelta. We began the year with average oil deliveries of 22,000 barrels of oil per day (“Bopd”) and natural gas deliveries of 56 million cubic feet a day (“MMCFpd”). The fields currently produce approximately 17,000 Bopd and 37 MMCFpd.
          The following table summarizes our Venezuela proved reserves, drilling and production activity, and financial operating data at the end of each of the years ended December 31, 2006, 2005 and 2004. The Venezuelan reserves are attributable to our OSA between Harvest Vinccler and PDVSA under which all mineral rights are owned by the Government of Venezuela. The reserve information presented below is net of a 20 percent deduction for the minority interest in Harvest Vinccler. Drilling and production activity and financial data are reflected without deduction for minority interest. For 2004 and 2005, the year-end reserves include production projected through termination of the OSA in 2012. In April 2006, the Venezuelan government unilaterally terminated the OSA.

	Harvest Vinccler
	Year Ended
	12/31/06	12/31/05	12/31/04
	(Dollars in 000’s)
RESERVE INFORMATION:
Proved Reserves (MBoe)	—	36,105	84,418
Standardized measure of discounted future net cash flows	$—	$329,438	$544,980
DRILLING AND PRODUCTION ACTIVITY:
Gross wells drilled	—	1	16
Average daily production (Boe)	29,389	35,732	36,418
FINANCIAL DATA:
Oil and natural gas revenues	$59,506	$236,941	$186,066
Expenses:
Operating expenses and taxes other than on income	9,451	39,969	33,297
Depletion	9,904	41,175	34,108
Income tax expense(a)	20,076	65,943	38,968

Total expenses	39,431	147,087	106,373

Results of operations from oil and natural gas producing activities	$20,075	$89,854	$79,693

(a)	Excludes taxes of $50.3 million recorded in 2006 due to the settlement of the SENIAT tax assessments.
          Until we complete the conversion to Petrodelta, we will not have reserves to report under SEC guidelines and, accordingly, no reserves are reported as of December 31, 2006. The 2005 reserve information shown above has been reduced from 2004 to exclude reserves formerly classified as proved undeveloped. Under SEC standards for the reporting of oil and natural gas reserves, proved reserves are estimated quantities of crude oil and natural gas “which geological data and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.” (Emphasis added). The 2005 quantities of proved reserves have been reduced to remove undeveloped reserves because of the actions taken by the Venezuelan government beginning in 2005. After completion of the conversion to Petrodelta, we will report our net 32 percent of Petrodelta’s proved reserves. This will include the quantities of proved reserves attributable to the three fields to be added to Petrodelta as provided in the MOU.
South Monagas Unit
          In July 1992, we and Venezolana de Inversiones y Construcciones Clerico, C.A., a Venezuelan construction and engineering company (“Vinccler”), signed a 20-year operating service agreement with Lagoven, S.A., an affiliate of PDVSA, to reactivate and further develop the SMU fields. We were the first U.S. company since 1976 to be granted such an oil field development contract in Venezuela. The OSA was one of the original 33 operating service agreements entered into between PDVSA affiliates and private oil companies. Although it is our position that the OSA is still in place and we continue in the day-to-day operations of the SMU fields, the Venezuelan government has terminated all operating services agreements effective April 2006.
          Under the terms of the OSA, Harvest Vinccler is a contractor for a PDVSA affiliate. Harvest Vinccler is responsible for overall operations of the SMU fields, including all necessary investments to reactivate and develop the SMU fields. The Venezuelan government maintains full ownership of all hydrocarbons in the fields. In addition, the PDVSA affiliate maintains full ownership of equipment and capital infrastructure following its installation. The OSA provides for Harvest Vinccler to receive an operating fee for each barrel of crude oil delivered. It also provides Harvest Vinccler with the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee cannot exceed the maximum total fee per barrel set forth in the agreement. Historically, our maximum total fee under the OSA averaged approximately 48 percent of the price of West Texas Intermediate (“WTI”). Under an amendment we signed in August 2005 to limit our fee, the fee has historically averaged approximately 47 percent of the price of WTI. In September 2002, Harvest Vinccler and PDVSA signed an amendment to the OSA, providing for the delivery of up to 198 million cubic feet (“Bcf”) of natural gas through July 2012 at a price of $1.03 per thousand standard cubic feet (“Mcf”). The OSA stipulated that all payments for oil and natural gas were to be paid in U.S. Dollars. Despite these requirements, PDVSA paid the fee for first quarter 2005 deliveries 50 percent in U.S. Dollars and 50 percent in Bolivars. Subsequent quarterly payments for 2005 and the first quarter of 2006 for oil and natural gas deliveries were received 75 percent in U.S. Dollars and 25 percent in Bolivars.
Petrodelta
          Upon receipt of the Venezuelan government approvals contemplated by the MOU, Harvest Vinccler and, we believe, HNR Finance B.V. (“HNR Finance”), and CVP will enter into a Contract of Conversion (the “Conversion Contract”). HNR Finance is a Dutch private company with limited liability. HNR Finance owns a 99.9 percent limited partnership interest in Harvest Vinccler, and Harvest Vinccler Ltd., a Cayman Islands exempted company, owns a 0.1 percent general partnership interest in Harvest Vinccler. All of the equity interest in HNR Finance and Harvest Vinccler Ltd. is owned by Harvest Vinccler Dutch Holding B.V., a Dutch private company with limited liability. We own an 80 percent equity interest in Harvest Vinccler Dutch Holding B.V. The remaining 20 percent equity interest is owned by Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A. (“OGTC”). OGTC is controlled by an affiliate of Vinccler.
          Upon execution of the Conversion Contract, Petrodelta will be formed. Subject to the conditions of the Conversion Contract, as of the closing date established in the Conversion Contract, the OSA will be cancelled, Harvest Vinccler will transfer substantially all of its tangible assets and contracts, permits and rights related to the SMU fields in Venezuela to Petrodelta, and Petrodelta will engage in the exploration, production, gathering, transportation and storage of hydrocarbons from the SMU fields, as well as the Isleño, Temblador and El Salto fields which will have been awarded to Petrodelta. Upon completion of conversion, HNR Finance will have a 40 percent ownership interest in Petrodelta. Since we indirectly own 80 percent of HNR Finance, we will indirectly own a net 32 percent in Petrodelta and Vinccler will indirectly own the remaining eight percent. CVP will own the remaining 60 percent. We have requested CVP to add HNR Finance as a party to the Conversion Contract.
          Exploration and production activities under the Conversion Contract will be conducted by Petrodelta for a maximum period of 20 years. Petrodelta will undertake its operations in accordance with the business plan agreed to by CVP and Harvest Vinccler which will be set forth in Annex I to the Conversion Contract. Under the Conversion Contract, work programs and annual budgets adopted by Petrodelta must be consistent with the business plan. The business plan may be modified by a favorable decision of the shareholders owning at least 75 percent of the shares of Petrodelta. Harvest Vinccler has proposed a business plan to CVP for Petrodelta, but it has not been formally approved.
          Petrodelta will adopt policies and procedures governing its operations, including, among others, policies and procedures for safety, health and environment, contracting, maintenance of insurance, accounting, banking and treasury, and human resources, following the guidelines established by CVP. To the extent possible, such policies and procedures will be consistent with the policies and procedures of PDVSA and the ultimate parent company of Harvest Vinccler. Petrodelta will hire personnel, largely from Harvest Vinccler, and the shareholders will appoint the management of Petrodelta. Harvest Vinccler will transfer or assign its employees requested by the board of directors to Petrodelta. Harvest Vinccler will fill its share of management positions with employees or secondees to Harvest Vinccler. The General Manager of Petrodelta will be appointed by the Board of Directors and will be in charge of the daily management of the business of Petrodelta and will have the power and duties customary to manage, direct and supervise the accounting of Petrodelta. CVP has the right to nominate the General Manager to Petrodelta while HNR Finance has the right to nominate the Technical and Operations Manager. CVP also has the right to nominate the Manager of Prevention and Loss Control.
          Petrodelta will be governed in accordance with the Charter and By-laws of Petrodelta as set forth in Annex E to the Conversion Contract. Under the Charter and By-Laws, matters requiring shareholder approval may be approved by a simple majority with the exception of certain specified matters which require the approval by the holders of at least 75 percent of the capital stock. These matters include: most changes to the Charter and By-laws; changes in the capital stock of Petrodelta that would alter the percentage participation of HNR Finance or CVP; any liquidation or dissolution of Petrodelta; any merger, consolidation or business combination of Petrodelta; disposition of all or any substantial part of the assets of Petrodelta, except in the ordinary course of business; any financing agreement for an amount greater than $10 million; approval or modification of Petrodelta’s financial statements; creation of certain reserve funds; any distribution of dividends or return of paid-in surplus; changes to the policy regarding dividends and other distributions established by the Charter and By-laws; changes to the business plan; changes to the contract for sale and purchase of hydrocarbons with PPSA; contracts with shareholders or affiliates that are not at market price; any social investment in excess of the amount required by the Venezuelan government; any waiver of material rights or actions with respect to litigation involving more than $1 million; selection of external auditors; appointment of any judicial representative or general agent of Petrodelta; and designation of a liquidator in the event of the liquidation of Petrodelta.
          The Board of Directors of Petrodelta will consist of five directors, three of whom are appointed by CVP, including the President of the Board, and two of whom are appointed by HNR Finance. Decisions of the Board of Directors will be taken by the favorable vote of at least three of its members, except in the case of any decision implementing a decision of the Shareholders’ Meeting relating to any of the matters where a qualified majority is required, in which case, a favorable vote of four members will be required. The Board of Directors has broad powers of administration and disposition expressly granted in the Charter and By-laws of Petrodelta. The powers include: proposing budget and work programs; presenting the annual report to the shareholders; appointing and dismissing personnel; making recommendations regarding financial reserves and utilization of surplus; making proposals on dividends consistent with the By-laws and Charter of Petrodelta; agreeing on contracts consistent with the work programs and budgets; opening and closing bank accounts; make, accept, endorse and guarantee bank drafts and other commercial instruments consistent with work programs and budgets; and implementing policies and procedures of Petrodelta.
          The sale of oil and gas by Petrodelta to the Venezuelan government will be pursuant to a contract for sale and purchase of oil and gas with PPSA. The form of the agreement is set forth in Annex K to the Conversion Contract. Crude oil delivered from the SMU fields to PDVSA will be priced with reference to Merey 16 published prices, weighted for different markets, and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference priced and prevailing market conditions. Natural gas delivered from the SMU fields to PDVSA will be priced at $1.54 per thousand cubic feet. The reference price for crude oil and the price for natural gas produced from the Temblador, El Salto and Isleño fields has not been set under the contract. PPSA will make payment to Petrodelta of each invoice by wire transfer, in United States Dollars (“U.S. Dollars”) in the case of payment for crude oil and natural gas liquids delivered, and in Bolivars in the case of payment for natural gas delivered, in immediately available funds to the bank accounts designated by Petrodelta.
          An unofficial English version of the Conversion Contract is attached to our proxy statement filed with the SEC on November 6, 2006 in connection with our special meeting of stockholders to approve the conversion to Petrodelta.
          Once the conversion is completed, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006. The adjustment will take into account the value of oil and natural gas produced from April 1, 2006 and the costs incurred by Harvest Vinccler in relation to such production.
South Monagas Unit Fields
Uracoa Field
          There are currently 82 oil and natural gas producing wells in the field. The current production facility has capacity to handle 60 thousand barrels (“MBbls”) of oil per day, 130 MBbls of water per day, and storage of up to 75 MBbls of crude oil. All natural gas presently being delivered by Harvest Vinccler is produced from the Uracoa field.
Tucupita Field
          There are currently 19 oil producing wells and five water injection wells at Tucupita field. The Tucupita production facility has capacity to process 30 MBbls of oil per day, 125 MBbls of water per day and storage for up to 60 MBbls of crude oil. The oil is transported through a 31-mile, 20 MBbls of oil per day pipeline from the Tucupita field to the Uracoa plant facilities.
Bombal Field

          The East Bombal field was drilled in 1992, and currently has one producing well. There are currently two oil producing wells in the West Bombal field. The fluid produced from West Bombal field flows through a six-mile pipeline and is tied into the 31-mile Tucupita oil pipeline to the Uracoa plant facilities. Development of the East Bombal field has been postponed pending completion of the conversion of the OSA to Petrodelta.
Infrastructure and Facilities
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
          In 2003, we built and completed a 64-mile pipeline with a normal capacity of 70 million cubic feet (“MMcf”) of natural gas per day and a design capacity of 90 MMcf of natural gas per day, a gas gathering system, upgrades to the UM-2 plant facilities and new gas treatment and compression facilities.
          In August 1999, Harvest Vinccler sold its power generation facilities located in the Uracoa and Tucupita fields. Concurrently with the sale, Harvest Vinccler entered into a long-term power purchase agreements with the purchaser of the facilities to provide for the electrical needs of the field throughout the remaining term of the operating service agreement. Harvest Vinccler has entered into long-term agreements for the leasing of compression and the operation and maintenance of the gas treatment and compression facilities.
The Isleño, Temblador and El Salto Fields
          The Isleño, Temblador and El Salto fields to be transferred to Petrodelta after conversion are located in the same geographic area and have the same geology and productive formations as the SMU fields. As with the SMU fields before Harvest Vinccler’s entry in 1992, there had been minimal development activity in the three fields during the last 20 years.
Isleño Field
          The Isleño fields were discovered in 1953. Two-dimensional seismic data is available over a portion of the Isleño fields. Seven oil appraisal wells have been drilled in Isleño which have confirmed the presence of commercial oil deposits. The fields are located near existing infrastructure in the SMU Uracoa field. Petrodelta’s business plan projects full development of the Isleño fields over the next three years.
Temblador Field
          The Temblador field was discovered in 1936 and developed in the 1940s and the 1950s. Temblador has produced 118 million barrels of oil equivalent (“Boe”) and 64 billion cubic feet of natural gas from 155 wells since 1936. Three-dimensional seismic is available over the entire Temblador field.
El Salto Field
          The El Salto field was discovered in 1936. A total of 31 appraisal wells have been drilled identifying nine productive structures and six productive formations. The field has produced less than 1 million Boe and is currently dormant. Three-dimensional seismic data is available over one-third of the El Salto field. The El Salto field has substantial exploration upside from several fault blocks, which have been identified using seismic data but have not yet been confirmed through drilling.
Business Plan of Petrodelta
          While the business plan for Petrodelta has not yet been finalized, we envision the plan to call for the immediate resumption of the suspended development of the SMU fields as well as appraisal and development of the Isleño, Temblador and El Salto fields.

          Harvest Vinccler had previously identified and submitted in excess of 20 development wells for approval in the SMU fields. These wells will likely be the immediate focus of the restarted development program in Petrodelta. Concurrently, we envision the timely appraisal and development of the Isleño field and further development of the Temblador field. We believe the Isleño field production can be integrated into the existing Uracoa field infrastructure providing for early production from the field. Temblador field production would be processed at existing field facilities. The El Salto field is believed to contain substantial undeveloped reserves. Accordingly, we expect to acquire additional three-dimensional seismic and undergo significant appraisal and development in a timely manner to provide for larger scale development implementation. Overall, production is expected to peak four to six years from commencement of Petrodelta.
Risk Factors
          We face significant risks in Venezuela. These risks and other risk factors are discussed in Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
WAB-21, South China Sea (Benton Offshore China Company)
General
          In December 1996, we acquired Crestone Energy Corporation, subsequently renamed Benton Offshore China Company. Its principal asset is a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a border dispute between the People’s Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute.
Location and Geology
          The WAB-21 contract area is located in the West Wan’an Basin (Nam Con Son) on the South China Sea. Its western edge lies approximately 50 miles southeast of the Dai Hung (Big Bear) Oil Field. The block is to the east of significant natural gas discoveries at Lan Tay and Lan Do, which are reported to contain two trillion cubic feet of natural gas. WAB-21 is also adjacent to the 2005 Thien Ung discovery which tested oil and natural gas and east of the Dua and Blackbird discoveries that successfully tested oil and gas in 2006. The WAB-21 contract area covers several similar structural trends and geological formations, each with potential for hydrocarbon reserves in possible multiple pay zones similar to the known fields and discoveries.
Drilling and Development Activity
          Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during phase one of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2007. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist.
Activities by Area
          The following table summarizes our consolidated activities by area.

(in thousands)	Venezuela	United States	Total
Year ended December 31, 2006
Oil and natural gas sales	$59,506	—	$59,506
Total Assets	$306,289	$116,422	$422,711

Year ended December 31, 2005
Oil and natural gas sales	$236,941	—	$236,941
Total Assets	$258,268	$142,530	$400,798

Year ended December 31, 2004
Oil and natural gas sales	$186,066	—	$186,066
Total Assets	$309,794	$57,692	$367,486
Production, Prices and Lifting Cost Summary
          In the following table we have set forth, by country, our net production, average sales prices and average operating expenses for the period ended March 31, 2006, and years ended December 31, 2005 and 2004. The presentation for Venezuela includes 100 percent of the production, without deduction for minority interest.

	Year Ended December 31,
	2006(a)	2005	2004
Venezuela(b)
Crude Oil Production (Bbls)	1,894,101	8,762,687	8,152,261
Natural Gas Production (Mcf)	4,506,094	25,677,460	31,059,416
Average Crude Oil Sales Price ($per Bbl)(c)	$28.96	$24.02	$18.90
Average Natural Gas Sales Price ($per Mcf)	$1.03	$1.03	$1.03
Average Operating Expenses ($per Boe)	$3.49	$3.05	$2.50

(a)	Reflects oil and natural gas deliveries through March 31, 2006.

(b)	Information represents 100 percent of production.

(c)	Average crude oil sales price after hedging activity.
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
          In any country in which we may do business, the oil and natural gas industry legislation and agency regulation are periodically changed, sometimes retroactively, for a variety of political, economic, environmental and other reasons. Numerous governmental departments and agencies issue rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and our potential for economic loss.
Venezuela
          On February 5, 2003, Venezuela imposed currency controls and created the Commission for Administration of Foreign Currency with the task of establishing the detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar and restrict the ability to exchange Bolivars for U.S. Dollars and vice versa. The Bolivar is not readily convertible into the U.S. Dollar. We do not expect the Venezuelan currency conversion restriction to adversely affect our ability to meet short-term loan obligations and operating requirements for the foreseeable future.
          No capital expenditures to comply with environmental regulations were required in 2004, 2005 or 2006. Harvest Vinccler is also subject to income, municipal and value-added taxes, and must file certain monthly and annual compliance reports with the national tax administration and with various municipalities.
Drilling and Undeveloped Acreage
          For acquisitions of leases and producing properties, development and exploratory drilling, production facilities and additional development activities such as workovers and recompletions, we spent approximately (excluding our share of capital expenditures incurred by equity affiliates) $1.5 million, $9.0 million and $39.2 million in 2006, 2005 and 2004, respectively. Included in these numbers is $8.9 million and $33.5 million for the development of proved undeveloped reserves in 2005 and 2004, respectively.
          We have participated in the drilling of wells as follows:

	Year Ended December 31,
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Development:
Crude oil	—	—	1	0.8	16	12.8

Average Depth of Wells (Feet)	—	—	—	4,349	—	5,443

Producing Wells(1):
Crude Oil	103	82.4	108	86.4	124	99.2

(1)	The information related to producing wells reflects wells we drilled, wells we participated in drilling and producing wells we acquired.
          All of our drilling activities were conducted on a contract basis with independent drilling contractors. We do not directly operate any drilling equipment.
Acreage
          The following table summarizes the undeveloped acreage that we hold under concession as of December 31, 2006:

	Undeveloped
	Gross	Net
China	7,470,080	7,470,080

Title to Undeveloped Acreage
          The WAB-21 petroleum contract lies within an area which is the subject of a border dispute between China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with a third party. The border dispute has existed for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution.
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
Employees
          At December 31, 2006, our Houston office had 18 full-time employees. Harvest Vinccler had 240 employees and our Moscow and London offices had 11 and 5 employees, respectively. We augment our staffs from time to time with independent consultants, as required.
Item 1A. Risk Factors
          In addition to the other information set forth elsewhere in this Form 10-K, the following factors should be carefully considered when evaluating us.
          While approved by our stockholders, the conversion of the OSA to Petrodelta may not be completed and we may not recover our investments or be compensated for our services in Venezuela, and our interests in Venezuela may be unlawfully confiscated by the Venezuelan government. Since April 1, 2006, our operations in Venezuela have continued to be conducted pursuant to the terms of the OSA, which the government no longer recognizes and which it claims is illegal. As such, our future ability to contractually recover all or part of our investments and be compensated for our services depends on completing the process for the conversion of the OSA and transfer of our interests to Petrodelta. If we are unable to convert to Petrodelta, we may not be paid for oil and natural gas produced after March 31, 2006. Further, if we are unable to successfully complete the conversion to Petrodelta, we believe the Venezuelan government will seize our assets and take over Venezuelan operations. Our recourse will be to pursue claims in arbitration for expropriation of our interests or similar claims against the Venezuelan government. An arbitration proceeding may take a number of years to conclude and we can provide no assurances as to outcome.
          Certain conditions to signing the Conversion Contract may not be met. Before we sign the Conversion Contract, certain conditions must be satisfied, most of which are beyond our control. These conditions include approval by the Venezuelan Ministry of Energy and Petroleum (“MEP”) and the Venezuelan National Assembly; obtaining or filing all necessary consents, authorizations, orders or approvals of governmental authorities; making all necessary filings or registrations with governmental authorities and giving all requisite notifications to governmental authorities; completion of the Conversion Contract and all annexes, including the business plan; and the award of the Isleño, Temblador and El Salto fields to Petrodelta by the Venezuelan government.
          Until conversion to Petrodelta is complete, we will likely continue to incur expenses without receiving revenues. Even though it is our position that the OSA is still in place, as a result of actions by the government of Venezuela, Harvest Vinccler currently has no recognized agreement setting out its rights and obligations within Venezuela. Harvest Vinccler continues in the day-to-day operations of the SMU fields and continues to incur expenses in doing so; however, there are no contractual means recognized by Venezuela to receive revenues or be reimbursed for costs and expenses during the period prior to the conversion to Petrodelta. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until and unless the conversion is completed. The timing for completing the conversion to Petrodelta is uncertain. While we continue to maintain cash reserves, our operations in Venezuela represent all of our revenues, and the funds available to pursue our growth strategy may be adversely affected by the financial demands of continued operations in Venezuela during the conversion process.
          Until the conversion to Petrodelta is complete and drilling operations resume, our production volumes will continue to decline. Since 2005, our volumes of crude oil and natural gas deliveries have declined significantly. The decline is due to PDVSA’s refusal to allow us to carry out our drilling and facilities program for 2005 and 2006 and the natural decline of the field. Until conversion is completed, the resumption of any significant drilling operations is unlikely and the SMU field’s production volumes will continue to decline.
          If the conversion to Petrodelta is completed, we will be a minority interest owner in Petrodelta. Upon conversion of the OSA to Petrodelta and transfer of our assets to Petrodelta, we will be a minority interest owner and no longer have sole control over operations. Our control of Petrodelta will be limited to our rights under the Conversion Contract and its annexes and the Charter and By-Laws of Petrodelta. As a result, our ability to implement our business plan, assure quality control, and set the timing and pace of development may be adversely affected.
          If the conversion to Petrodelta is completed, our estimates of reserves may not be realized. Ryder Scott Company, L.P. provided an estimate of reserves attributable to HNR Finance’s interest in the properties to be operated by Petrodelta. We cannot predict whether the volumes of reserves will ultimately be recovered, and volumes of reserves actually recovered may differ significantly from estimated quantities.
          If the conversion to Petrodelta is completed, our flexibility in selling or exchanging a direct or indirect interest in Petrodelta to diversify our assets and acquire additional properties may be limited. We continue to look at alternatives to diversify our assets. However, the alternatives are limited. If the conversion to Petrodelta is completed, and we decide to enter into a sale or exchange of all or part of our Venezuelan assets with an unrelated third party, the third party must be approved by the Venezuelan government. The number of potential buyers that will be acceptable to the Venezuelan government may be limited, and this number of potential buyers may be further affected and limited by country risk concerns. Further, a sale or exchange of all or part of our Venezuelan assets after completing the conversion to Petrodelta may be subject to U.S. federal tax consequences.
          If the conversion to Petrodelta is completed, CVP and PPSA might not have the funds available to reimburse us for oil and gas deliveries made during the period prior to conversion. Pursuant to the MOU, CVP has agreed to make an economic adjustment to compensate us so as to achieve the same economic result as if the conversion had been completed on April 1, 2006. This adjustment is to occur once the conversion is completed. However, there are no assurances that CVP and PPSA will have adequate funds to make payment to us for the period dating back to April 1, 2006.
          The total capital required for development of the fields in Venezuela may exceed the ability of Harvest Vinccler and CVP to finance. Our ability to fully develop the fields in Venezuela will require a significant investment. Our and CVP’s future capital requirements for the development of the SMU fields and the Isleño, Temblador and El Salto fields may exceed the cash available from existing cash flow and cash on hand. Our ability to secure financing is currently limited and uncertain, and has been and may be affected by numerous factors beyond our control, including the risks associated with operating in Venezuela. Because of this financial risk, we may not be able to secure either the equity or debt financing necessary to meet our future cash needs for investment, which may limit our ability to fully develop the properties, cause delays with their development or require early divestment of all or a portion of those projects. Failure by us to meet a capital requirement could be a default under the Conversion Contract and cause the forfeiture of some or all our shares in Petrodelta. In addition, CVP may be unable or unwilling to fund its share of capital requirements and our ability to require them to do so is limited.
          The loss of key personnel or the ability to establish and retain an experienced and competent workforce in Venezuela could adversely affect our ability to successfully execute our business plan. Our ability to successfully implement the business plan for Petrodelta depends to a large degree on the skills and experience of individuals in key management and operating positions and retaining a capable workforce. We have no assurances that key employees will remain after the conversion to Petrodelta is completed or that Petrodelta will be able to attract and retain competent employees to replace those employees who do not remain with Petrodelta. Moreover, as a minority interest owner in Petrodelta, we have a limited ability to appoint key positions or control decisions on workforce staffing.
          Pending conversion to Petrodelta, the actions of CVP, through its members to the Petrodelta board and its appointed General Manager or President, may adversely affect our ability to conduct operations and retain key personnel.
          Contracting policies and procedures of Petrodelta could adversely affect successful execution of the business plan. Successful implementation of the business plan of Petrodelta will require the use of skilled and competitively priced contractors for the development of the fields, including the drilling of wells, building of infrastructure and providing essential services. Due to factors such as global competition and the business climate in Venezuela, contractors, labor, and materials and equipment may not be readily available at competitive prices. Further, as a minority interest owner in Petrodelta, our influence over contracting decisions and contracting policies and procedures is limited.
          Petrodelta’s business plan will be sensitive to market prices for oil. Petrodelta will be operating under a business plan, the success of which will rely heavily on the market price of oil. To the extent that market values of oil decline, the business plan of Petrodelta may not be successful.
          A decline in the market price of crude oil could uniquely affect the financial condition of Petrodelta. Under the terms of the Conversion Contract and other governmental documents, Petrodelta is subject to a special advantage tax (“ventajas especiales”) which requires that if in any year the aggregate amount of royalties, taxes and certain other contributions is less than 50 percent of the value of the hydrocarbons produced, Petrodelta must pay the government the difference. In the event of a significant decline in crude prices, the ventajas especiales could force Petrodelta to operate at a loss. Moreover, our ability to control those losses by modifying the business plan or restricting the budget is limited under the Conversion Contract.
          Oil price declines and volatility could adversely affect Petrodelta’s future, our revenue, cash flows and profitability. Prices for oil fluctuate widely. Prices also affect the amount of cash flow available for capital expenditures and dividends from Petrodelta. Any restrictions on future dividends from Petrodelta may impact our ability to service our Venezuelan debt. Lower prices may also reduce the amount of oil that we can produce economically and lower oil production could affect the amount of natural gas we can produce. We cannot predict future oil prices. Factors that can cause fluctuations in oil prices include:
•	relatively minor changes in the global supply and demand for oil;

•	export quotas;

•	market uncertainty;

•	the level of consumer product demand;

•	weather conditions;

•	domestic and foreign governmental regulations and policies;

•	the price and availability of alternative fuels;

•	political and economic conditions in oil-producing and oil consuming countries; and

•	overall economic conditions.

          If the conversion to Petrodelta is not completed, our ability to pursue other transactions will be limited. If the conversion to Petrodelta is not completed, we will continue to assess and consider other strategic alternatives for preserving value, including a transfer of all or part of our Venezuelan assets to another party, and we will continue to pursue other business opportunities and investments unrelated to Venezuela. There can be no assurance that we will be able to successfully pursue any such strategic alternatives. Without completion of conversion to Petrodelta, the alternatives available to us are more limited and subject to a number of significant variables.
          The legal or fiscal regime for Petrodelta may change and the Venezuelan government may not honor its commitments. While we believe that the Conversion Contract and Petrodelta provide a basis for a more durable arrangement in Venezuela, the value of the business necessarily depends upon Venezuela’s maintenance of legal, tax, royalty and contractual stability. Our recent experiences in Venezuela demonstrate that such stability should not be assumed because the Venezuelan government may not honor its legal and contractual commitments. While we have and will continue to take measures to mitigate our risks, no assurance can be provided that we will be successful in doing so or that events beyond our control will not adversely affect the value of our business in Venezuela.
          The actions of the Venezuelan government may cause us to file for international arbitration. As a result of the actions taken by PDVSA, MEP and the SENIAT, we delivered formal notices to Venezuelan government officials of an investment dispute under Venezuelan law and bilateral investment treaties entered into by the government of Venezuela. The bilateral investment treaties and Venezuelan law provide for international arbitration of investment disputes conducted through the International Centre for Settlement of Investment Disputes of the World Bank. An arbitration proceeding may take a number of years to conclude and we can provide no assurances as to its outcome.
          Continuing to do business in Venezuela is subject to risk. Our operations in Venezuela are subject to various risks including, among other things, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, change in laws, exchange controls, war, insurrection, civil unrest, strikes and other political risks, being subject to foreign laws, legal systems and the exclusive jurisdiction of Venezuelan courts or tribunals, unilateral renegotiation of contracts with the Venezuelan government and changes in laws and policies governing operations of mixed companies. These factors increase our exposure to production disruptions and project execution risk.
          Remaining in Venezuela may limit our ability to acquire other oil and gas properties. Under our business plan, Petrodelta may not be a significant source of dividends in its early years. Moreover, our lack of asset diversification and concentration of risk limits our access to both debt and equity capital. Therefore, our near-term growth and diversification must come from unrestricted cash on hand and asset-based lending, rather than cash or debt from our Venezuelan operations. This may limit the size and type of other projects we are able to acquire.
          Tax claims by municipalities in Venezuela may adversely affect Harvest Vinccler’s financial condition. The municipalities of Uracoa and Libertador have asserted numerous tax claims against Harvest Vinccler which we believe are without merit. However, the reliability of Venezuela’s judicial system is a source of concern and it can be subject to local and political influences. Accordingly, no assurance can be given that the tax claims will be overturned. Enforcement of the claims through court order requested by the municipalities, even while the claims are under review, could lead to the seizure of Harvest Vinccler’s assets.
          Our strategy to focus on Russia and other countries perceived to be politically challenging carries greater deal execution, operating, financial, legal and political risks. While we believe our established presence in countries perceived to be politically challenging and our experience and skills from prior operations position us well for future projects, doing business in Russia and other countries perceived to be politically challenging also carries unique risks. The operating environment is often difficult and the ability to operate successfully will depend on a number of factors, including our ability to control the pace of development, our ability to apply “best practices” in drilling and development, and the fostering of productive and transparent relationships with local partners, the local community and governmental authorities. Financial risks include our ability to control costs and attract financing for our projects. In addition, often the legal systems of these countries are not mature and their reliability is uncertain. This may affect our ability to enforce contracts and achieve certainty in our rights to develop and operate oil and natural gas projects, as well as our ability to obtain adequate compensation for any resulting losses. Our strategy depends on our ability to have operational and financial control. Recently, the Russian government began to consider legislation to restrict certain “strategic” projects in Russia to majority-owned Russian companies. If adopted, such legislation could adversely affect our ability to acquire projects in Russia consistent with our strategy.
          Operations in areas outside the United States are subject to various risks inherent in foreign operations, and our strategy to focus on countries perceived to be politically challenging limits our risk diversification. Our operations are subject to various risks inherent in foreign operations. These risks may include, among other things, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection, civil unrest, strikes and other political risks, increases in taxes and governmental royalties, being subject to foreign laws, legal systems and the exclusive jurisdiction of foreign courts or tribunals, renegotiation of contracts with governmental entities, changes in laws and policies, including taxes, governing operations of foreign-based companies, currency restrictions and exchange rate fluctuations and other uncertainties arising out of foreign government sovereignty over our international operations. Our international operations may also be adversely affected by laws and policies of the United States affecting foreign policy, foreign trade, taxation and the possible inability to subject foreign persons to the jurisdiction of the courts in the United States. Our strategy to focus on countries perceived to be politically challenging increases our exposure to operating, financial and political risks.
          Our cash position and limited ability to access additional capital may limit our growth opportunities. We have used $88.9 million of our cash as collateral for debt in Venezuela, and, until conversion to Petrodelta, there will be no additional cash available from operations. The unfinished conversion to Petrodelta also significantly limits our access to additional capital, and, after conversion, the concentration of our political risk in Venezuela may limit our ability to leverage our assets. In addition, our future cash position depends upon the payment of dividends by Petrodelta, in particular for the period from April 1, 2006 through the date of conversion. While we believe such dividends, if available, will be paid, there is no assurance this will be the case. These factors may limit our ability to grow through the acquisition of additional oil and gas properties and projects.
          Our foreign operations expose us to foreign currency risk. Presently, our only operations are located in Venezuela. Venezuela is considered a highly inflationary economy. There are many factors which affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Bolivar to the U.S. Dollar. It is not possible to predict the extent to which we may be affected by future changes in exchange rates. The majority of our Venezuelan receipts are denominated in U.S. Dollars. A large portion of our operating and capital expenditures are in U.S. Dollars. For a discussion of currency controls in Venezuela, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources. Successful acquisition of projects in any international country may also expose us to foreign currency risk in that country.
          Estimates of oil and natural gas reserves are uncertain and inherently imprecise. This Annual Report on Form 10-K contains estimates of our proved oil and natural gas reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Until we complete the conversion to Petrodelta, we will not have reserves to report under SEC guidelines and, accordingly, no reserves are reported as of December 31, 2006. Moreover, our quantities of proved reserves in 2005 were reduced to remove undeveloped reserves because the actions taken by the Venezuelan government created uncertainty as to whether these reserves would be recovered under the economic and operating conditions which existed in Venezuela (“Contractually Restricted Reserves”).
          The process of estimating oil and natural gas reserves is complex requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth. Actual production, revenue, taxes, development expenditures and operating expenses with respect to our reserves will likely vary from the estimates used, and these variances may be material.
          You should not assume that the present value of future net revenues referred to in Notes to the Consolidated Financial Statements, TABLE V – Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in demand, our ability to produce or in governmental regulations, policies or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from estimated proved reserves and their present value. In addition, the 10 percent discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with the oil and natural gas industry in general will affect the accuracy of the 10 percent discount factor.
          We may not be able to replace production with new reserves. In general, production rates and remaining reserves from oil and natural gas properties decline as reserves are depleted. The decline rates depend on reservoir characteristics. We will not have any reserves to report under SEC guidelines until we complete the conversion to Petrodelta or acquire additional properties with proved reserves or conduct successful exploration and development activities. Our future oil and natural gas production is highly dependent upon our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investment to maintain or expand our oil and natural gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. We cannot assure you that our future exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.
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
          The prevailing price of oil also affects the cost of and the demand for drilling rigs, production equipment and related services. We cannot assure you the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may be unprofitable. Drilling activities can result in dry wells and wells that are productive but do not produce sufficient net revenues after operating and other costs.
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
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          In April 2004, we signed a ten-year lease for office space in Houston, Texas, for approximately $17,000 per month. Also during 2004, Harvest Vinccler leased office space in Maturin and Caracas, Venezuela for approximately $13,200 and $4,000 per month, respectively. See also Item 1 – Business for a description of our oil and natural gas properties and reserves.
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
          Uracoa Municipality Tax Assessments. In July 2004, Harvest Vinccler received three tax assessments from a tax inspector for the Uracoa municipality in which part of the SMU fields are located. A protest to the assessments was filed with the municipality, and in October 2004 the tax inspector responded in part by affirming one of the assessments and issuing a payment order. Harvest Vinccler has filed a motion with the tax court in Barcelona, Venezuela, seeking to enjoin the payment order and dismiss the assessment. In July 2006, the Uracoa Municipality issued two additional assessments seeking to impose an increase in tax rates for the last quarter of 2005 and the first quarter of 2006. In August 2006, the Uracoa Municipality issued two further assessments, including penalties, for second quarter 2006 estimated revenues based on the first quarter 2006 oil and natural gas sales and for supposed errors of Harvest Vinccler as withholding agent. We dispute all of the tax assessments and believe we have a substantial basis for our positions. We are unable to estimate the amount or range of a possible loss.
          Libertador Municipality Tax Assessment. In April 2005, Harvest Vinccler received a tax assessment from a tax inspector for the Libertador municipality in which part of the SMU fields are located. Harvest Vinccler has submitted a protest to the assessment at the Mayor’s Office, and if no favorable resolution is obtained, it will file a motion with the tax court seeking to enjoin the payment order and dismiss the assessment. We dispute the allegations set forth in the assessment and believe we have a substantial basis for our position. We are unable to estimate the amount or range of a possible loss.
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
          The SENIAT Tax Assessment. In July 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 202 billion Bolivars, or approximately $94 million, related to 2001 through 2004 tax years. We determined not to contest two elements of the claim and made payments totaling 11.3 billion Bolivars, or $5.3 million, in August and September, 2005. During the second quarter 2006, the SENIAT initiated an audit of 2005 tax payments, and in October 2006, Harvest Vinccler received an assessment from the SENIAT for 2005 taxes in the amount of $15.8 million. In 2006, Harvest Vinccler resolved and substantially paid all of the tax claims made by the SENIAT. Harvest Vinccler paid $73.8 million additional taxes and related interest for the periods of 2001 through first quarter 2006.
Item 4. Submission of Matters to a Vote of Security Holders
          At a special meeting of stockholders held on December 18, 2006, the following items were voted on by the stockholders:
1.	Proposal to approve the proposed transaction, including the conversion contract between our subsidiary Harvest Vinccler, S.C.A. and Corporación Venezolana del Petroleo, S.A., and entailing the transfer of substantially all of our assets to Empresa Mixta Petrodelta, S.A., pursuant to the conversion contract:

	Against/Withheld	Abstentions/Broker Non-
Votes in Favor	Votes	Votes
30,910,607	133,118	114,731
2.	Proposal to postpone or adjourn the special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to approve the transaction described in proposal 1:

	Against/Withheld	Abstentions/Broker Non-
Votes in Favor	Votes	Votes
27,746,888	3,282,231	129,337
3.	To vote on such other matters as may properly come before the special meeting or any adjournment or postponement of the special meeting:

	Against/Withheld	Abstentions/Broker Non-
Votes in Favor	Votes	Votes
18,457,926	10,894,377	1,806,153

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY
          Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HNR”. As of December 31, 2006, there were 37,204,498 shares of common stock outstanding, with approximately 589 stockholders of record. The following table sets forth the high and low sales prices for our Common Stock reported by the NYSE.

Year	Quarter	High	Low
2005	First quarter	$16.92	$11.30
	Second quarter	12.48	8.13
	Third quarter	11.68	9.00
	Fourth quarter	10.81	8.57

2006	First quarter	10.68	8.00
	Second quarter	14.35	9.89
	Third quarter	14.40	9.71
	Fourth quarter	11.74	9.81
          On March 2, 2007, the last sales price for the common stock as reported by the NYSE was $9.26 per share.
          Our policy is to retain earnings to support the growth of our business. Accordingly, our board of directors has never declared a cash dividend on our common stock.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
          For securities authorized for issuance under equity compensation plans, see Notes to the Consolidated Financial Statements Note 5 – Stock Option and Stock Purchase Plans.
STOCK PERFORMANCE GRAPH
          The graph below shows the cumulative total stockholder return over the five-year period ending December 31, 2006, assuming an investment of $100 on December 31, 2001 in each of Harvest’s common stock, the Dow Jones U.S. Exploration & Production Index and the S&P Composite 500 Stock Index.
          This graph assumes that the value of the investment in Harvest stock and each index was $100 at December 31, 2001 and that all dividends were reinvested.

PLOT POINTS
(December 31 of each year)

	2001	2002	2003	2004	2005	2006
Harvest Natural Resources, Inc.	$100	$448	$691	$1,199	$617	$738
Dow Jones US E&P Index	$100	$101	$130	$183	$301	$315
S&P 500 Index	$100	$77	$97	$106	$109	$124
          Total Return Data provided by S&P’s Institutional Market Services, Dow Jones & Company, Inc. is composed of companies that are classified as domestic oil companies under Standard Industrial Classification codes (1300-1399, 2900-2949, 5170-5179 and 5980-5989). The Dow Jones US Exploration & Production Index is accessible at http://www.djindexes.com/mdsidx/index.cfm?event=showTotalMarket.
Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
          The following table sets forth our selected consolidated financial data for each of the years in the five-year period ended December 31, 2006. The selected consolidated financial data have been derived from and should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto. Our year-end financial information contains results from our Russian operations through our equity affiliates based on a twelve-month period ending September 30. Accordingly, our results of operations for the years ended December 31, 2003 and 2002 reflect results from Geoilbent (until sold on September 25, 2003) for the twelve months ended September 30, 2003 and 2002.

	Year Ended December 31,
	2006(1)	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations:
Total revenues	$59,506	$236,941	$186,066	$106,095	$126,731
Operating income	5,499	119,525	90,480	33,627	34,585
Net income (loss)	(58,562)	50,839	34,360	27,303	100,362
Net income (loss) per common share:
Basic	$(1.57)	$1.38	$0.95	$0.77	$2.90

Diluted	$(1.57)	$1.32	$0.90	$0.74	$2.78

Weighted average common shares outstanding
Basic	37,225	36,949	36,128	35,332	34,637
Diluted	37,225	38,444	38,122	36,840	36,130

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Total assets	$422,711	$400,798	$367,486	$374,348	$335,192
Long-term debt, net of current maturities	66,977	—	—	96,833	104,700
Stockholders’ equity (2)	244,886	297,512	243,189	199,713	171,317

(1)	Activities under our OSA are reflected under the equity method of accounting effective April 1, 2006. Since such activities are subject to the completion of the conversion to Petrodelta, we have not recorded any net earnings from such activities for the nine months ended December 31, 2006.

(2)	No cash dividends were declared or paid during the periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          We had a loss of $58.6 million, or $1.57 per diluted share, for the twelve months ended December 31, 2006 compared with earnings of $50.8 million, or $1.32 per diluted share, for 2005. The loss for 2006 is due to the inability to recognize equity earnings for the producing operations in Venezuela since the second quarter of 2006 and charges of $73.8 million for additional taxes and related interest in Venezuela for 2001 through 2006. We will not be able to report the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta is completed. Although the MOU executed by Harvest Vinccler and CVP in March 2006 provides that upon completion of the conversion there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed.
          In 2006, the conversion to Petrodelta has progressed in a number of important areas:
•	In August, the MOU was amended to provide for the addition of the Isleño, Temblador and El Salto fields to Petrodelta as additional consideration for our conversion of the OSA to Petrodelta. The addition of these fields is subject to government approval.

•	In a special meeting of the stockholders in December 2006, our stockholders approved entering into the transaction contemplated by the MOU.

•	Harvest Vinccler has resolved and substantially paid all of the tax claims made by the SENIAT, the Venezuelan income tax authority. We continue to believe that Harvest Vinccler has properly paid all of its taxes, but we understand that resolving the income tax issues with the SENIAT is a necessary step in the transition of Harvest Vinccler’s operations to Petrodelta.

•	At the request of PDVSA, Harvest Vinccler invoiced PDVSA for $36.3 million of advanced or accrued costs incurred during the last three quarters of 2006, and $21.2 million, representing the second and third quarter advances, have been reimbursed. The fourth quarter advances of $15.1 million were invoiced to PDVSA in February 2007.

•	We have provided CVP with the business plan for the Petrodelta properties. Our plan calls for the immediate resumption of the suspended development of the SMU fields as well as appraisal and development of the Isleño, Temblador and El Salto fields. We are also actively working with CVP on staffing plans for Petrodelta and have reached agreement on other elements of the Conversion Contract.
          Despite this progress, the conversion is not completed, and we can give no assurance with respect to the probability or the timing of completion. The most significant matter to execution of the Conversion Contract and the formation of Petrodelta is the receipt of approvals by the Venezuelan government. Based on our ongoing discussions with Venezuelan officials, we believe that these approvals will be received, but we cannot provide assurance when or if that will occur. However, PDVSA has informed us that a number of other companies have signed their conversion contracts and formed the mixed companies. Moreover, we understand that three companies have completed the conversion process and are now in the position to invoice PDVSA for the crude oil produced since April 1, 2006. With the precedents established and issues resolved by the companies more advanced in the conversion process, we believe that companies such as Harvest Vinccler should be able to expedite the conversion process and the issuance of invoices for payment once we receive the government approvals.
          Certain operating statistics for the three and nine month periods ended December 31, 2006, for the SMU fields operated by Harvest Vinccler are set forth below. This information is provided at 100 percent, without reduction for our interest under the OSA or our ownership interest in Petrodelta. While we believe this information to be accurate, no representation is made with respect to what will be reflected in our consolidated financial statements after completing the conversion to Petrodelta. This information may not be representative of future results.

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Oil production (million barrels)	1.6	5.2
Natural gas production (billion cubic feet)	3.6	11.5
Barrels of oil equivalent	2.2	7.1
Cash operating costs ($millions)	11.8	28.5
Capital expenditures ($millions)	2.9	3.4
          Crude oil delivered from the SMU fields to PDVSA will be priced with reference to Merey 16 published prices, weighted for different markets, and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference priced and prevailing market conditions. Crude oil prices that would be paid for the oil production if the conversion contract were in place cannot yet be calculated as several elements of the pricing formula have not been set. Market prices for crude oil of the type produced in the fields operated by Harvest Vinccler averaged approximately $41.36 and $47.69 a barrel for the three and nine months ended December 31, 2006, respectively. The price for natural gas that would be paid under the conversion contract is $1.54 per thousand cubic feet.
          In Item 1 – Business and Item 1A – Risk Factors, we discuss the situation in Venezuela and how the actions of the Venezuelan government have and continue to adversely affect our operations. Collectively, the events in Venezuela, both actual and threatened, are having a material adverse effect on our financial condition, results of operations and cash flows. The situation in Venezuela has also restricted our available cash and had a significant adverse effect on our ability to obtain financing to acquire and develop growth opportunities elsewhere. Until there is clarity and certainty over completion of the conversion to Petrodelta, including the receipt of payment for prior crude oil and natural gas deliveries and the resumption of drilling operations, uncertainty over the future of our investment in Venezuela will continue to affect our performance and limit our growth opportunities. We continue to assess and consider alternatives for preserving value, including a possible sale or exchange of all or part of our interests in Venezuela. The alternatives available to us are limited and subject to a number of significant variables, including timing for the completion of conversion to Petrodelta, the value to us of Petrodelta’s assets, governmental approvals and any tax consequences.
          We recognize the need to diversify our asset base and that is the primary focus of our strategy. We will use our available cash and future access to capital markets to build a diversified portfolio of assets in a number of countries that fit our strategic investment criteria. We are pursuing opportunities in a number of areas including Russia, the Commonwealth of Independent States, the Middle East and Asia.
In executing our business strategy, we will strive to:
•	maintain financial prudence and rigorous investment criteria;

•	access capital markets;

•	create a diversified portfolio of large assets;

•	preserve our financial flexibility;

•	use our experience, skills to acquire new projects; and

•	keep our organizational capabilities in line with our rate of growth.
To accomplish our strategy, we intend to:
•	Diversify our political risk: Acquire large oil and natural gas fields in a number of countries to diversify and reduce the overall political risk of our international investment portfolio.

•	Seek Operational and Financial Control: We desire control of major decisions for development, production, staffing and financing for each project for a period of time sufficient for us to ensure maximum returns on investments.

•	Establish a Presence Through Joint Venture Partners and the Use of Local Personnel: We seek to establish a presence in the countries and areas we operate through joint venture partners to facilitate stronger governmental and business relationships. In addition, we use local personnel to help us take advantage of local knowledge and experience and to minimize costs. In pursuing new opportunities, we will seek to enter at an early stage and find local partners in an effort to reduce our risk in any one venture.

•	Commit Capital in a Phased Manner to Limit Total Commitments at Any One Time: We are willing to agree to minimum capital expenditures or development commitments at the outset of new projects, but we endeavor to structure such commitments to fulfill them over time under a prudent plan of development, allowing near-term operating cash flow to help fund further investment, thereby limiting our maximum cash exposure. We also seek to maximize available local financing capacity to develop the hydrocarbons and associated infrastructure.

•	Provide Technical Expertise: We believe there is an advantage in being able to provide geological, geophysical and engineering expertise beyond what many companies or countries possess internally. In addition to our in-house technical capabilities, in January 2007 we acquired a minority interest in a technical firm with significant experience in providing leading edge geophysical, geosciences and reservoir engineering services in many places in the world. Through this acquisition we have preferred access to these services.

•	Limit Exploration Activities: While our strategy does not focus on unexplored areas, we consider appropriate exploration opportunities that have large potential scale and the ability to manage risk without significant initial cost.

•	Maintain A Prudent Financial Plan: We intend to maintain our financial flexibility by closely monitoring spending, holding sufficient cash reserves, minimizing the use of restricted cash, actively seeking opportunities to reduce our weighted average cost of capital and increase our access to debt and equity markets.
Results of Operations
          We include the results of operations of Harvest Vinccler in our consolidated financial statements and reflect the 20 percent ownership interest of Vinccler as a minority interest.
          Effective April 1, 2006, our operations have been reflected under the equity method of accounting but our ability to recognize equity earnings for the producing operations in Venezuela are subject to completion of the conversion of the OSA to Petrodelta. There will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed at that date.
          The following discussion should be read with the results of operations for each of the years in the three-year period ended December 31, 2006 and the financial condition as of December 31, 2006 and 2005 in conjunction with our Consolidated Financial Statements and related Notes thereto.
          We have presented selected expense items from our consolidated income statement as a percentage of revenue in the following table:

	Years Ended December 31,
	2006	2005	2004
Operating Expenses	16%	17%	18%
Depletion, Depreciation and Amortization	18	19	19
General and Administrative	44	10	12
Taxes Other Than on Income	7	3	3
Interest Expense	39	1	4

Years Ended 2006 and 2005
          We reported a net loss of $58.6 million, or $1.57 diluted earnings per share, for 2006 compared with net income of $50.8 million, or $1.32 diluted earnings per share, for 2005.
Total expenses and other non-operating (income) expense:

	Year Ended			%
	December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
General and administrative	$26.4	$22.8	3.6	16%
Contribution to Science and Technology Fund	3.9	—	3.9	100
Account receivable write-off on retroactive oil price adjustment	—	4.5	(4.5)	(100)
Taxes other than on income	3.9	6.4	(2.5)	(39)
Investment income and other	(9.4)	(4.2)	(5.2)	124
Interest expense	23.2	3.4	19.8	582
Net (gain) loss on exchange rates	0.1	(2.8)	2.9	(104)

	$48.1	$30.1	$18.0	60%

          General and administrative expenses increased due to higher business development costs and employee related expenses. Taxes other than on income decreased due to the elimination of municipal taxes as a result of the conversion of the OSA to Petrodelta. Interest expense increased due to Harvest Vinccler’s estimated liability for interest on the tax assessments of $52.9 million as well as increased borrowings to pay the tax assessments.
          In 2005, Venezuela modified the Science and Technology Law to require companies doing business in Venezuela to invest, contribute, or spend a percentage of their gross revenue on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. Harvest Vinccler was unable to estimate the corresponding percentage of the gross revenue for 2005 or the first quarter of 2006 until the regulations were released as many aspects of the law were unclear. In October 2006, the Executive Branch of the Venezuelan government issued the Regulations for the Science and Technology Law which established the methodology for determining the required investment, contribution or expenditure for the 2005 calendar year financial results. After release of the regulations, Harvest Vinccler accrued $3.9 million for the estimated liability for 2005 and the first quarter of 2006 based on its current understanding of the regulations.
Years Ended 2005 and 2004
          We reported net income of $50.8 million, or $1.32 diluted earnings per share, for 2005 compared with net income of $34.4 million, or $0.90 diluted earnings per share, for 2004. Below is a discussion of revenues, price and volume variances.

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

Revenue, Crude Oil Price Variance and Volume Variances
          Revenues were higher in 2005 compared with 2004 due to increases in world crude oil prices and oil volumes as a result of our second half 2004 drilling program. Price variance is net of the cost of hedges in place during 2005. Natural gas delivery volumes declined due to the refusal of MEP and PDVSA to issue permits for the drilling of new oil wells and the natural decline of associated natural gas from existing oil wells. All natural gas deliveries are associated with the Uracoa oil wells.
          Total expenses and other non-operating (income) expense:

	Year Ended			%
	December 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Operating expenses	$39.7	$33.3	$6.4	19%
Depletion and amortization	41.2	34.2	7.0	20
Depreciation	2.7	1.9	0.8	42
General and administrative	22.8	21.9	0.9	4
Account receivable write-off on retroactive oil price adjustment	4.5	—	4.5	100
Gain on sale of long-lived assets	—	(0.6)	0.6	100
Bad debt recovery	—	(0.6)	0.6	100
Taxes other than on income	6.4	5.6	0.8	14
Investment income and other	(4.2)	(2.1)	(2.1)	100
Interest expense	3.4	7.7	(4.3)	(56)
Net (gain) loss on exchange rates	(2.8)	0.6	(3.4)	566

	$113.7	$101.9	$11.8	12%

          Operating expenses increased as a result of higher oil volumes and maintenance work. Depletion and amortization expense per Boe produced during 2005 was $3.16 versus $2.56 in 2004. The increase was due to the exclusion of Contractually Restricted Reserves in our proved reserves as well as other minor revisions. General and administrative expense increased primarily due to penalties accrued for the failure to withhold the prescribed amount of value added taxes from payments to vendors in Venezuela in 2005. Taxes other than on income increased due to increased Venezuelan municipal taxes which result from higher oil revenues.
          The effective tax rate increased to 46 percent in 2005 from 41 percent in 2004 primarily due to the payment of $5.3 million related to a partial settlement of the 2001 through 2004 preliminary tax assessment.
Capital Resources and Liquidity
          While we can give no assurance, we currently believe that our cash on hand will provide sufficient capital resources and liquidity to fund our business development expenditures and semi-annual interest payment obligations for the next twelve months. In Item 1A – Risk Factors, we discuss a number of variables and risks related to Venezuela that could cause actual results to differ materially and significantly affect our capital resources and liquidity. These risk factors include, but are not limited to, the affects of continued delays in the conversion to Petrodelta, delays or inability of PDVSA to pay for past and future crude oil and natural gas deliveries, the ability to implement our business plan, changes in oil prices, fiscal and contractual stability and expropriation of our assets. We also point out that the total capital required to develop the fields in Venezuela may exceed Harvest Vinccler’s available cash and financing capabilities, and that there may be operational or contractual consequences to this inability. In addition, our ability to acquire and develop growth opportunities outside of Venezuela is dependent upon the ability to receive dividends from Petrodelta and access debt and equity markets.
          The oil and natural gas industry is a highly capital intensive and cyclical business with unique operating and financial risks (see Item 1A — Risk Factors). We require capital principally to fund the acquisition and development of new oil and gas properties.
          The amount of available capital will affect the scope of our operations and the rate of our growth. Our future rate of capital resource and liquidity growth also depends substantially upon the prevailing prices of oil. Prices also affect the amount of cash flow available for capital expenditures.

          On February 5, 2003, Venezuela imposed currency controls and created the Commission for Administration of Foreign Currency with the task of establishing the detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar and restrict the ability to exchange Bolivars for U.S. Dollars and vice versa. The Bolivar is not readily convertible into the U.S. Dollar. We do not expect the Venezuelan currency conversion restriction to adversely affect our ability to meet short-term loan obligations and operating requirements for the foreseeable future.
          Our ability to acquire and develop growth opportunities outside of Venezuela is dependent upon the ability to receive dividends from Petrodelta and access debt and equity markets.
          Debt Reduction. We have semi-annual principal obligations of $9.8 and $9.3 million on the Harvest Vinccler loans. We have no other debt obligations.
          Working Capital. Our capital resources and liquidity are affected by the conversion to Petrodelta and the ability of Petrodelta to declare dividends.
          The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	(in thousands)
	2006	2005	2004
Net cash provided by (used in) operating activities	$(24,448)	$114,665	$74,140
Net cash used in investing activities	(90,556)	(15,647)	(39,684)
Net cash provided by (used in) financing activities	100,064	(20,599)	(88,516)

Net increase (decrease) in cash	$(14,940)	$78,419	$(54,060)

          At December 31, 2006, we had current assets of $199.8 million and current liabilities of $82.2 million, resulting in working capital of $117.6 million and a current ratio of 2.4:1. This compares with a working capital of $178.1 million and a current ratio of 3.9:1 at December 31, 2005. The decrease in working capital of $60.5 million was primarily due to the inability to reflect the net results of our producing operations in Venezuela in our consolidated financial statements for the year ended December 31, 2006 and the charge in the second and third quarters 2006 of $73.8 million for additional taxes and related interest for the impact of income tax assessments by the SENIAT for 2001 through first quarter 2006.
          Cash Flow from Operating Activities. During the year ended December 31, 2006, net cash used in operating activities was approximately $24.4 million. During the year ended December 31, 2005, net cash provided by operating activities was approximately $114.7 million. The $139.1 million decrease was primarily due to the collection of the first quarter accrued oil and gas sales receivable which was offset by the charge in the second and third quarters for the estimated tax assessments and related interest, as well as our inability to recognize equity earnings for our producing properties in Venezuela beginning with the second quarter of 2006 under the equity method of accounting pending conversion to Petrodelta.
          Cash Flow from Investing Activities. During the year ended December 31, 2006, we had limited workover and production-related expenditures and we deposited cash of $94.5 million as collateral for four loans with Venezuelan banks, of which $5.6 million has been returned to us. During the year ended December 31, 2005, we had drilling workover and production-related capital expenditures of approximately $16.1 million and no restricted cash. The decrease in capital expenditures is due to the continued suspension of our drilling program and the fact that the conversion of the OSA to Petrodelta has not been finalized. The increase in restricted cash is due to collateral for the new borrowings to pay the tax assessments received from the SENIAT and to fund operations. We continue to expend funds during the period prior to the conversion for workovers and maintenance of the existing wells. After the conversion to Petrodelta, our capital commitments will be determined by the business plan provided for in the Conversion Contract and the annual budget approved by the Petrodelta Board of Directors to implement the business plan. Outside of Venezuela, our capital commitments support our business development efforts and are substantially at our discretion.

          Cash Flow from Financing Activities. During the year ended December 31, 2006, Harvest Vinccler borrowed 11 billion Bolivars (approximately $5.0 million) for short term Bolivar denominated obligations, 105 billion Bolivars (approximately $48.8 million) and 20 billion Bolivars (approximately $9.3 million) for the SENIAT income tax assessments and related interest and 120 billion Bolivars (approximately $55.8 million) for the SENIAT income tax assessments and related interest, to refinance previous borrowings and for operational needs. Also during the year ended December 31, 2006, Harvest Vinccler repaid $5.5 million of its U.S. Dollar debt (one payment of $0.3 million and four payments of $1.3 million each on the variable rate loans) and 31 billion Bolivars (approximately $14.3 million) of its Bolivar debt. During the year ended December 31, 2005, Harvest Vinccler repaid $6.4 million of its U.S. Dollar denominated debt (four payments of $0.3 million each and four payments of $1.3 million each on the variable rate loans).
Contractual Obligations
          We have a lease obligation of approximately $17,000 per month for our Houston office space. This lease runs through April 2014. In addition, Harvest Vinccler has lease obligations for office space in Maturin and Caracas, Venezuela for approximately $13,200 and $4,000 per month, respectively.

	Payments (in thousands) Due by Period
		Less than			After 4
Contractual Obligation	Total	1 Year	1-2 Years	3-4 Years	Years
Long-Term Debt	$104,651	$37,674	$38,140	$28,837	$—
Building Lease	2,775	407	400	412	1,556

Total	$107,426	$38,081	$38,540	$29,249	$1,556

Effects of Changing Prices, Foreign Exchange Rates and Inflation
          Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.
          As noted above under Capital Resources and Liquidity, Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004 and again in March 2005. We do not expect the currency conversion restrictions or the adjustment in the exchange rate to have a material impact on us at this time. Within the United States, inflation has had a minimal effect on us, but it is potentially an important factor with respect to results of operations in Venezuela.
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
Investment in Equity Affiliate
          Effective April 1, 2006, our activities under our OSA are reflected under the equity method of accounting. Since such activities are subject to the completion of the conversion of the OSA to Petrodelta, our consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2006, do not reflect the net results of our producing operations in Venezuela for the last three quarters of the year. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta is completed.
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
New Accounting Pronouncements
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 – Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 will not have a material effect on our consolidated financial position, results of operations or cash flows.
          In March 2006, the FASB issued Statement of Financial Accounting Standard 156 – Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 will not have a material effect on our consolidated financial position, results of operations or cash flows.
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of Statement of Financial Accounting Standard No. 109 – Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 will not impact our consolidated financial position, results of operations and cash flows.
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 – Fair Value Measurement (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. SFAS 157 will not have a material effect on our consolidated financial position, results of operations and cash flows.
          In September 2006, the FASB issued SFAS 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Adoption is effective as of December 31, 2006, for calendar year corporations with publicly traded equity securities. Earlier application is encouraged. SFAS 158 will not have an effect on our consolidated financial position, results of operations or cash flows.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The guidance in SAB 108 did not have a material effect on our consolidated financial position, results of operations and cash flows.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk from adverse changes in oil and natural gas prices, interest rates and foreign exchange risk, as discussed below.
Oil Prices
          As an independent oil producer, our revenue, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. Historically, prices received for oil production have been volatile and unpredictable, and such volatility is expected to continue. In August and September 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing two WTI crude oil puts. Because gains or losses associated with hedging transactions are included in oil sales when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. See Note 1 – Derivatives and Hedging for a complete discussion of our derivative activity. We had no hedging transactions in place for our 2004 or 2006 production.
Interest Rates
          Total short-term debt at December 31, 2006 of $37.7 million consisted of Harvest Vinccler’s Bolivar denominated debt, which had a fixed rate for its initial twelve months. Total short-term debt at December 31, 2005 of $5.5 million consisted of Harvest Vinccler U.S. Dollar denominated variable rate loans, which was all repaid in 2006. A hypothetical 10 percent adverse change in the interest rate would not have a material affect on our results of operations.
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
          The information required by this item is included herein on pages S-1 through S-28.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          The SEC adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
          Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods as specified in the SEC’s rules and forms and 2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
          Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, and issued an attestation report which is included herein.
Item 9B. Other Information
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Please refer to the information under the captions “Election of Directors” and “Executive Officers” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.
Item 11. Executive Compensation
          Please refer to the information under the caption “Executive Compensation” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Please refer to the information under the caption “Stock Ownership” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
          Please refer to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
          Please refer to the information under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
2. Consolidated Financial Statement Schedules and Other:
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
3. Exhibits:
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Amended and Restated Bylaws as of April 6, 2006. (Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 20, 2006, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 29, 2005, File No. 1-10762.)

10.1	Operating Service Agreement between Benton Oil and Gas Company and Lagoven, S.A., which has been subsequently combined into PDVSA Petroleo y Gas, S.A., dated July 31, 1992, (portions have been omitted pursuant to Rule 406 promulgated under the Securities Act of 1933 and filed separately with the Securities and Exchange Commission. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-52436).)

10.3	Alexander E. Benton Settlement and Release Agreement effective May 11, 2001 (Incorporated by reference to Exhibit 10.27 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

10.5	2001 Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to our S-8 (Registration Statement No. 333-85900).)

10.6	Addendum No. 2 to Operating Service Agreement Monagas SUR dated 19th September, 2002. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.7†	Harvest Natural Resources 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration Statement No. 333-115841).)

10.8†	Indemnification Agreement between Harvest Natural Resources, Inc. and the Directors and Executive Officers of the Company. (Incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.9†	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.10†	Form of 2004 Long Term Stock Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.11†	Form of 2004 Long Term Stock Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.12	The Transitory Agreement between Harvest Natural Resources, Inc. and PDVSA Petroleo S.A., dated August 4, 2005. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.13†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.14†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Kerry R. Brittain. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.15†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Karl L. Nesselrode. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.16†	Employment Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.17†	Employment Agreement dated September 26, 2005 between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.18†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.24 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.19†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.20†	Stock Option Agreement dated September 26, 2005, between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.26 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.21†	Employment Agreement dated February 10, 2006 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 20, 2006, File No. 1-10762.)

10.22	Memorandum of Understanding dated March 31, 2006, between Corporación Venezolana del Petroleo, S.A., PDVSA Petroleo, S.A. and Harvest Vinccler, C.A. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 20, 2006, File No. 1-10762.)

10.23	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.24	Form of 2006 Long Term Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.25	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.26	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.27	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.28	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.29	Note Payable agreement dated September 28, 2006 between Harvest Vinccler, C.A. and Banco Mercantil, C.A. Banco Universal related to a principal amount of 105 billion Bolivars with interest at 10.02 percent, for financing of the SENIAT assessments. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on October 26, 2006, File No. 1-10762.)

10.30	Note Payable agreement dated October 3, 2006 between Harvest Vinccler, C.A. and Banco Mercantil, C.A. Banco Universal related to a principal amount of 20 billion Bolivars with interest at 10.02 percent, for financing of the SENIAT assessments. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on October 26, 2006, File No. 1-10762.)

10.31	Amendment to Original Memorandum of Understanding dated August 16, 2006, between Corporación Venezolana del Petroleo, S.A. and Harvest Vinccler, C.A. (Incorporated by reference to Appendix C to our Definitive Proxy filed on November 6, 2006, File No. 1-10762.)

10.32	Note Payable agreement dated November 20, 2006 between Harvest Vinccler, C.A. and Banesco Banco Universal C.A. related to a principal amount of 120 billion Bolivars with interest at 10.0 percent, for refinancing of the SENIAT assessments and operating requirements.

10.33	Form of 2006 Long Term Incentive Plan Stock Option Agreement – Five Year Vesting, Seven Year Term.

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP – Houston

23.2	Consent of Ryder Scott Company, LP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

†	Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Harvest Natural Resources, Inc.:
We have completed integrated audits of Harvest Natural Resources, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under 15(a) (1) present fairly, in all material respects, the financial position of Harvest Natural Resources, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company’s total consolidated revenues relate to operations in Venezuela. On March 31, 2006, the Company’s Venezuelan subsidiary signed a Memorandum of Understanding (the “MOU”) to convert its Operating Service Agreement to Empresa Mixta Petrodelta S.A. (“Petrodelta”) subject to certain conditions. As of December 31, 2006, a number of the conditions have not been met, and the conversion to Petrodelta has not been completed. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed. Upon completion of the conversion, the equity method of accounting is expected to be followed for Petrodelta.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Houston, Texas
March 13, 2007

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except per
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$148,079	$163,019
Restricted cash	15,888	—
Accounts and notes receivable:
Accrued oil and gas sales	—	60,900
Joint interest and other, net	9,811	10,750
Advances to provisional equity affiliate	19,146	—
Deferred income tax	5,608	3,052
Prepaid expenses and other	1,246	2,149

Total Current Assets	199,778	239,870
Restricted Cash	73,001	—
Other Assets	176	1,600
Investment in provisional equity affiliate	146,436	—
Property and Equipment:
Oil and gas properties (full cost method-costs of $2,900 excluded from amortization in 2006 and 2005, respectively)	2,900	641,684
Other administrative property	1,375	9,568

	4,275	651,252
Accumulated depletion, depreciation, and amortization	(955)	(491,924)

Net Property and Equipment	3,320	159,328

	$422,711	$400,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade and other	$3,827	$408
Accounts payable, related party	9,637	9,203
Accrued expenses	12,975	18,444
Accrued interest	6,850	2,637
Deferred revenue	11,217	6,728
Income taxes payable	34	18,909
Current portion of long-term debt	37,674	5,467

Total Current Liabilities	82,214	61,796
Long-Term Debt	66,977	—
Asset Retirement Liability	—	2,129
Commitments and Contingencies
Minority Interest	28,634	39,361
Stockholders’ Equity:
Preferred stock, par value $0.01 a share; Authorized 5,000 shares; outstanding, none
Common stock, par value $0.01 a share; Authorized 80,000 shares at December 31, 2006 and 2005; issued 37,974 shares and 37,757 shares at December 31, 2006 and 2005, respectively	380	378
Additional paid-in capital	194,176	188,242
Retained earnings	54,174	112,736
Treasury stock, at cost, 770 shares at December 31, 2006 and 2005, respectively	(3,844)	(3,844)

Total Stockholders’ Equity	244,886	297,512

	$422,711	$400,798

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Revenues
Oil sales	$54,858	$210,493	$154,075
Gas sales	4,648	26,448	31,991

	59,506	236,941	186,066

Expenses
Operating expenses	9,241	39,723	33,324
Depletion, depreciation and amortization	10,510	43,968	36,020
General and administrative	26,421	22,819	21,857
Contribution to Science and Technology Fund	3,887	—	—
Account receivable write-off on retroactive oil price adjustments	—	4,548	—
Bad debt recovery	—	—	(598)
Gain on sale of long-lived asset	—	—	(578)
Taxes other than on income	3,948	6,358	5,561

	54,007	117,416	95,586

Income from Operations	5,499	119,525	90,480
Other Non-Operating Income (Expense)
Loss on early extinguishment of debt	—	—	(2,928)
Investment earnings and other	9,406	4,205	2,085
Interest expense	(23,156)	(3,388)	(7,749)
Net gain (loss) on exchange rates	(121)	2,752	(622)

	(13,871)	3,569	(9,214)

Income (Loss) from Consolidated Companies Before Income Taxes and Minority Interest	(8,372)	123,094	81,266
Income Tax Expense	60,917	57,025	33,288

Income (Loss) Before Minority Interest	(69,289)	66,069	47,978
Minority Interest in Consolidated Subsidiary Companies	(10,727)	15,230	13,618

Net Income (Loss)	$(58,562)	$50,839	$34,360

Net Income (Loss) Per Common Share:
Basic	$(1.57)	$1.38	$0.95

Diluted	$(1.57)	$1.32	$0.90

Other comprehensive loss:
Unrealized mark to market loss from cash flow hedging activities, net of tax	—	—	(487)

Comprehensive income (loss)	$(58,562)	$50,839	$33,873

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Gain(Loss)	Stock	Total
Balance at January 1, 2004	36,405	$364	$175,051	$27,537	$—	$(3,239)	$199,713

Issuance of common shares:
Exercise of warrants	53	—	600	—	—	—	600
Exercise of stock options	1,001	10	7,381	—	—	—	7,391
Employee stock-based compensation	85	1	2,151	—	—	—	2,152
Treasury stock (34 shares)	—	—	—	—	—	(540)	(540)
Accumulated other comprehensive loss	—	—	—	—	(487)	—	(487)
Net Income	—	—	—	34,360	—	—	34,360

Balance at December 31, 2004	37,544	375	185,183	61,897	(487)	(3,779)	243,189

Issuance of common shares:
Exercise of stock options	240	3	829	—	—	—	832
Employee stock-based compensation	74	—	2,230	—	—	—	2,230
Treasury stock (5 shares)	—	—	—	—	—	(65)	(65)
Accumulated other comprehensive gain	—	—	—	—	487	—	487
Net Income	—	—	—	50,839	—	—	50,839

Balance at December 31, 2005	37,858	378	188,242	112,736	—	(3,844)	297,512

Issuance of common shares:
Exercise of stock options	139	1	879	—	—	—	880
Employee stock-based compensation	80	1	5,055	—	—	—	5,056
Net Loss	—	—	—	(58,562)	—	—	(58,562)

Balance at December 31, 2006	38,077	$380	$194,176	$54,174	$—	$(3,844)	$244,886

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(58,562)	$50,839	$34,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	10,510	43,968	36,020
Amortization of financing costs	—	—	228
Gain on disposition of assets and investments	—	—	(578)
Write off of unamortized financing costs	—	—	936
Account receivable write-off on retroactive oil price adjustments	—	4,548	—
Allowance for employee notes and accounts receivable	—	—	(598)
Deferred compensation expense	—	(745)	1,521
Non-cash compensation related charges	5,056	2,230	2,152
Minority interest in consolidated subsidiary companies	(10,727)	15,230	13,618
Deferred income taxes	(2,556)	2,982	(1,285)
Changes in operating assets and liabilities:
Accounts and notes receivable	61,839	(4,481)	(27,156)
Advances to provisional equity affiliate	(19,146)	—	—
Prepaid expenses and other	903	(723)	(621)
Commodity hedging contract	—	14,947	(14,947)
Accounts payable	3,419	(8,020)	4,265
Accounts payable, related party	434	(1,860)	506
Accrued expenses	(5,469)	(10,165)	12,765
Accrued interest	4,213	2,565	(1,356)
Deferred revenue	4,489	6,728	—
Asset retirement liability	24	188	482
Income taxes payable	(18,875)	(3,566)	13,828

Net Cash Provided By (Used In) Operating Activities	(24,448)	114,665	74,140

Cash Flows from Investing Activities:
Proceeds from sale of long-lived assets	—	—	578
Additions of property and equipment	(1,657)	(16,147)	(39,106)
Investments in provisional equity affiliates	(513)	—	—
(Increase) decrease in restricted cash	(88,889)	28	—
Investment costs	503	472	(1,156)

Net Cash Used In Investing Activities	(90,556)	(15,647)	(39,684)

Cash Flows from Financing Activities:
Net proceeds from issuances of common stock	880	767	7,451
Proceeds from issuance of notes payable	118,953	—	—
Payments of note payable	(19,769)	(6,366)	(91,367)
Dividend paid to minority interest	—	(15,000)	(4,600)

Net Cash Provided By (Used In) Financing Activities	100,064	(20,599)	(88,516)

Net Increase (Decrease) in Cash and Cash Equivalents	(14,940)	78,419	(54,060)
Cash and Cash Equivalents at Beginning of Year	163,019	84,600	138,660

Cash and Cash Equivalents at End of Year	$148,079	$163,019	$84,600

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest expense	$23,171	$795	$12,541

Cash paid during the year for income taxes	$62,505	$20,991	$11,705

See accompanying notes to consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:
          During the year ended 2006, we issued 0.1 million shares of restricted stock valued at $1.0 million.
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
          Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and natural gas properties. We conduct our business principally in Venezuela through our subsidiary Harvest Vinccler S.C.A. (“Harvest Vinccler”) in which we indirectly own an 80-percent interest. Effective April 1, 2006, our activities under our Operating Service Agreement (“OSA”) are reflected under the equity method of accounting. Since such activities are subject to the completion of the conversion of the OSA to Empresa Mixta Petrodelta S. A. (“Petrodelta”), we have not recorded any net earnings from such activities for the nine months ended December 31, 2006.
          On March 31, 2006, Harvest Vinccler signed a Memorandum of Understanding (the “MOU”) with two affiliates of PDVSA, Corporación Venezolana del Petroleo S.A. (“CVP”) and PDVSA Petroleo S.A. (“PPSA”), to convert the OSA into Petrodelta. Upon receipt of the Venezuelan government approvals contemplated by the MOU, Harvest Vinccler and, we believe, HNR Finance B.V. and CVP will enter into a Contract of Conversion (the “Conversion Contract”). Upon execution of the Conversion Contract, Petrodelta will be formed. Subject to the conditions of the Conversion Contract, the OSA will be cancelled, Harvest Vinccler will transfer substantially all of its tangible assets and contracts, permits and rights related to the Uracoa, Tucupita and Bombal fields (“SMU fields”) in Venezuela to Petrodelta and Petrodelta will engage in the exploration, production, gathering, transportation and storage of hydrocarbons from the SMU fields, as well as the Isleño, Temblador and El Salto fields which will have been awarded to Petrodelta. Upon completion of conversion, HNR Finance B.V. will have a 40 percent ownership interest in Petrodelta. Since we indirectly own 80 percent of HNR Finance B.V., we will indirectly own a net 32 percent in Petrodelta and Vinccler will indirectly own the remaining eight percent. CVP will own the remaining 60 percent. We have requested CVP to add HNR Finance as a party to the Conversion Contract. Petrodelta will be governed by its own Charter and By-Laws.
Principles of Consolidation
          The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.
Reporting and Functional Currency
          The U.S. Dollar is our functional and reporting currency.
Revenue Recognition
          Oil and natural gas revenue is accrued monthly based on production and delivery. Until March 31, 2006, each quarter, Harvest Vinccler invoiced PDVSA Petroleo S.A., an affiliate of Petroleos de Venezuela S.A. (“PDVSA”), based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted U.S. Dollar contract service fees per barrel. The related OSA with PDVSA provided for Harvest Vinccler to receive an operating fee for each barrel of crude oil delivered and the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee could not exceed the maximum total fee per barrel set forth in the agreement. In August 2005, Harvest Vinccler and PDVSA executed a Transitory Agreement (the “Transitory Agreement”) which provided that the maximum total fee per barrel paid under the OSA could not exceed 66.67 percent of the total value of the crude oil as determined under an Annex to the Transitory Agreement. This limitation was applied retroactively to January 1, 2005 and approximated 47 percent of West Texas Intermediate (“WTI”). The operating fee was subject to quarterly adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index. Until March 31, 2006, each quarter Harvest Vinccler also invoiced PDVSA for natural gas sales based on a fixed price of $1.03 per Mcf. In addition, Harvest Vinccler agreed to sell to PDVSA 4.5 million barrels of oil stipulated as additional volumes resulting from the natural gas production (“Incremental Crude Oil”). A portion of the Incremental Crude Oil was invoiced to PDVSA quarterly at a fixed price of $7.00 per Bbl. The invoices were prepared and submitted to PDVSA by the end of the first month following the end of each calendar quarter, and payment was due from PDVSA by the end of the second month following the end of each calendar quarter. Harvest Vinccler invoiced PDVSA for the first quarter 2006 delivery of its crude oil and natural gas in accordance with the Transitory Agreement. However, Harvest Vinccler recorded deferred revenue of $9.0 million for 2005 deliveries pending clarification on the calculation of crude prices under the Transitory Agreement.
          As of December 31, 2006, the conversion to Petrodelta has not been completed due to the lack of approvals by the Venezuelan government. In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. This action, coupled with the unfinished conversion to Petrodelta, has left Harvest Vinccler without a contractual means recognized by the government of Venezuela to address revenues or costs and expenses since March 31, 2006. As a result of this situation, our consolidated financial statements prepared in accordance with generally accepted accounting principals in the United States of America (“GAAP”) for the year ended December 31, 2006 do not reflect the net results of our producing operations in Venezuela for the last three quarters of the year. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta is completed. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so. The equity method of accounting will be followed for Petrodelta to reflect our net 32 percent interest. During the last three quarters of 2006, Harvest Vinccler advanced or accrued $36.3 million to fund operations. At the request of PDVSA, Harvest Vinccler has invoiced PDVSA for these costs and $21.2 million, representing the second and third quarter advances, have been reimbursed.
Cash and Cash Equivalents
          Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months. At December 31, 2006, Harvest Vinccler had 58.7 billion Venezuela Bolivars (“Bolivars”) which are shown in the December 31, 2006 financial statements as $27.3 million in cash and cash equivalents.
Restricted Cash
          Restricted cash represents cash and cash equivalents held in U.S. banks used as collateral for Harvest Vinccler’s line of credit and loan agreements, and is classified as current or non-current based on the terms of the agreements. See Note 2 – Long-Term Debt.
Credit Risk and Operations
          All of our total consolidated revenues relate to operations in Venezuela. During the years ended December 31, 2006 and 2005, our Venezuelan crude oil and natural gas production represented all of our total production from consolidated companies, and our sole source of revenues related to such Venezuelan production is PDVSA, which maintains full ownership of all hydrocarbons in its fields. Because the conversion to Petrodelta has not been completed, we have not been paid by PDVSA for our oil and natural gas deliveries since April 1, 2006.
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
          We had no hedging instruments in place for our 2004 or 2006 production. In August 2004, Harvest Vinccler hedged a portion of its oil sales for calendar year 2005 by purchasing a WTI crude oil put for 5,000 barrels of oil per day. The put cost was $4.24 per barrel, or $7.7 million, and had a strike price of $40.00 per barrel. In September 2004, Harvest Vinccler hedged an additional portion of its calendar year 2005 oil sales by purchasing a second WTI crude oil put for 5,000 barrels of oil per day. The put cost was $3.95 per barrel, or $7.2 million, and had a strike price of $44.40 per barrel. Due to the amended pricing structure as revised by the Transitory Agreement for our Venezuelan oil, these two puts had the economic effect of hedging approximately 21,500 barrels of oil per day for an average of $17.72 per barrel. These puts qualified under the highly effective test and the mark-to-market loss at December 31, 2004 was included in other comprehensive loss.
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
Asset Retirement Liability
          Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the years ended December 31, 2006 or 2005. Changes in asset retirement obligations during the years ended December 31, 2006 and 2005 were as follows (in thousands):

	December 31,	December 31,
	2006	2005
Asset retirement obligations beginning of period	$2,129	$1,941
Liabilities recorded during the period	—	96
Liabilities settled during the period	—	—
Revisions in estimated cash flows	(7)	(17)
Accretion expense	31	109
Reclassified to provisional equity affiliate	(2,153)	—

Asset retirement obligations end of period	$—	$2,129

Accounts and Notes Receivable
          Allowance for doubtful accounts related to former employee notes at December 31, 2006 and 2005 was $2.8 million.
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
          Excluded costs at December 31, 2006 consisted of property acquisition costs in the amount of $2.9 million which were all incurred prior to 2001. All of the excluded costs at December 31, 2006 relate to the acquisition of Benton Offshore China Company and exploration related to its WAB-21 property. The ultimate timing of when the costs related to the acquisition of Benton Offshore China Company will be included in amortizable costs is uncertain.
          All capitalized costs (including oilfield inventory and future abandonment costs under SFAS 143) and estimated future development costs of proved reserves are depleted using the units of production method based on the total proved reserves of the country cost center. Depletion expense, which was substantially all attributable to the Venezuelan cost center for the years ended December 31, 2006, 2005 and 2004 was $9.9 million, $41.2 million and $34.1 million ($3.74, $3.16 and $2.56 per equivalent barrel), respectively.
          A gain or loss is recognized on the sale of oil and natural gas properties only when the sale involves a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved property.
          Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally 5 years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $0.6 million, $2.8 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
          The major components of property and equipment at December 31 are as follows (in thousands):

	2006	2005
Proved property costs	$—	630,634
Costs excluded from amortization	2,900	2,900
Oilfield inventories	—	8,150
Other administrative property	1,375	9,568

	4,275	651,252
Accumulated depletion, impairment and depreciation	(955)	(491,924)

	$3,320	$159,328

          We perform a quarterly cost center ceiling test of our oil and natural gas properties under the full cost accounting rules of the SEC. The consolidated financial statements of the wholly-owned and majority owned subsidiaries do not include ceiling test write-downs in 2006 or 2005. We have reclassified our oil and natural gas properties to investment in provisional equity affiliate.
Stock-Based Compensation
          At December 31, 2006 and 2005, we had several stock-based employee compensation plans, which are more fully described in Note 5 – Stock Option and Stock Purchase Plans. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123 (“FAS 123”), Accounting for Stock-Based Compensation as amended by Statement of Financial accounting Standards No. 148 (“SFAS 148”), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Effective

January 1, 2005, we adopted Statement of Financial Accounting Standard 123 (revised 2004) Share-Based Payment (“SFAS 123R”) to all employee awards granted, modified, or settled after October 1, 2005. The effect of the adoption of SFAS 123R was not material. Awards under our plans vest in periodic installments after one year of their grant and expire ten years from grant date. Therefore, the costs related to stock-based employee compensation included in the determination of net income in the years ended December 31, 2005 and 2004 are less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2005	2004
	(in thousands, except per share data)
Net income, as reported	$50,839	$34,360

Add: Stock-based employee compensation cost, net of tax	2,635	999

Less: Total stock-based employee compensation cost determined under fair value based method, net of tax	(2,711)	(1,382)

Net income – proforma	$50,763	$33,977

Net income per common share:
Basic – as reported	$1.38	$0.95

Basic – proforma	$1.37	$0.94

Diluted – as reported	$1.32	$0.90

Diluted – proforma	$1.32	$0.89

          Stock options of 0.1 million, 0.2 million and 1.1 million were exercised in the years ended December 31, 2006, 2005 and 2004, respectively, with cash proceeds of $0.9 million, $0.8 million and $8.0 million, respectively.
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
Foreign Currency
          We have operations outside of the United States, principally in Venezuela. The U.S. Dollar is our functional and reporting currency. Amounts denominated in non-U.S. currencies are re-measured in U.S. Dollars, and all currency gains or losses are recorded in the statement of operations. We attempt to manage our operations in a manner to reduce our exposure to foreign exchange losses. However, there are many factors that affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. Dollar. It is not possible to predict the extent to which we may be affected by future changes in exchange rates.
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
New Accounting Pronouncements
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 – Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 will not have a material effect on our consolidated financial position, results of operations or cash flows.
          In March 2006, the FASB issued Statement of Financial Accounting Standard 156 – Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 will not have a material effect on our consolidated financial position, results of operations or cash flows.
          In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of Statement of Financial Accounting Standard No. 109 – Accounting for Income Taxes. FIN 48 was issued to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 will impact our consolidated financial position, results of operations and cash flows.
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 – Fair Value Measurement (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. SFAS 157 will not have a material effect on our consolidated financial position, results of operations and cash flows.
          In September 2006, the FASB issued SFAS 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) which improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Adoption is effective as of December 31, 2006, for calendar year corporations with publicly traded equity securities. Earlier application is encouraged. SFAS 158 will not have an effect on our consolidated financial position, results of operations or cash flows.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The guidance in SAB 108 did not have a material effect on our consolidated financial position, results of operations and cash flows.
Use of Estimates
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil, plant products and natural gas reserve volumes and the future development costs. Actual results could differ from those estimates.
Reclassifications
          Certain items in 2004 and 2005 have been reclassified to conform to the 2006 financial statement presentation.
Note 2 — Long-Term Debt and Liquidity
Long-Term Debt
          Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2006	2005
Note payable with interest at 10.0%	$55,814	$—
Note payable with interest at 10.0%	39,535	—
Note payable with interest at 10.0%	9,302	—
Note payable with interest at 9.0%	—	300
Note payable with interest at 11.5%	—	5,167

	104,651	5,467

Less current portion	37,674	5,467

	$66,977	$—

          On September 15, 2006, Harvest Vinccler entered into a short term line of credit with a Venezuelan bank for 11 billion Bolivars (approximately $5.0 million). The line of credit was due March 19, 2007, and had a fixed interest rate of 10.5 percent. The line of credit was collateralized by a $5.6 million deposit in a U.S. bank to cover the line of credit and accrued interest. The line of credit was used to meet short term Bolivar denominated obligations. The line of credit was repaid on November 24, 2006.
          On September 27, 2006, Harvest Vinccler entered into a three year term loan with a Venezuelan bank for 105 billion Bolivars (approximately $48.8 million). The first principal payment is due 360 days after the funding date in the amount of 21 billion Bolivars (approximately $9.8 million), and 21 billion Bolivars (approximately $9.8 million) every 180 days thereafter. A payment in the amount of 20 billion Bolivars (approximately $9.3 million) was made on December 18, 2006. The interest rate for the first year is fixed at 10.0 percent and will be negotiated for the second year subject to a maximum of 95 percent of the average interest rate charged by six major Venezuelan banks. This loan is collateralized by a $40.0 million deposit in a U.S. bank. The loan was used to meet the SENIAT income tax assessments and related interest.

          On October 3, 2006, Harvest Vinccler entered into a term loan with a Venezuelan bank for 20 billion Bolivars (approximately $9.3 million). The loan matures in 180 days at a fixed interest rate of 10.0 percent. The loan was used to meet the SENIAT income tax assessments and related interest. This loan is collateralized by a $7.7 million deposit in a U.S. bank.
          On November 20, 2006, Harvest Vinccler entered into a three year term loan with a Venezuelan bank for 120 billion Bolivars (approximately $55.8 million). The first principal payment is due 180 days after the funding date in the amount of 20 billion Bolivars (approximately $9.3 million), and 20 billion Bolivars (approximately $9.3 million) every 180 days thereafter. The interest rate for the first 180 days is fixed at 10.0 percent and may be adjusted from time to time thereafter within the limits set forth by the Central Bank of Venezuela or in accordance with the conditions in the financial market. The loan is collateralized by a $40.4 million deposit in a U.S. bank. The loan will be used to meet the SENIAT income tax assessments and related interest, refinance a portion of the Bolivar loan and to fund operating requirements.
Note 3 — Commitments and Contingencies
          We have employment contracts with six executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, excise tax reimbursement and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on May 31, 2008.
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
          Uracoa Municipality Tax Assessments. In July 2004, Harvest Vinccler received three tax assessments from a tax inspector for the Uracoa municipality in which part of the SMU fields are located. A protest to the assessments was filed with the municipality, and in October 2004 the tax inspector responded in part by affirming one of the assessments and issuing a payment order. Harvest Vinccler has filed a motion with the tax court in Barcelona, Venezuela, seeking to enjoin the payment order and dismiss the assessment. In July 2006, the Uracoa Municipality issued two additional assessments seeking to impose an increase in tax rates for the last quarter of 2005 and the first quarter of 2006. In August 2006, the Uracoa Municipality issued two further assessments, including penalties, for second quarter 2006 estimated revenues based on the first quarter 2006 oil and natural gas sales and for supposed errors of Harvest Vinccler as withholding agent. We dispute all of the tax assessments and believe we have a substantial basis for our positions. We are unable to estimate the amount or range of a possible loss.
          Libertador Municipality Tax Assessment. In April 2005, Harvest Vinccler received a tax assessment from a tax inspector for the Libertador municipality in which part of the SMU fields are located. Harvest Vinccler has submitted a protest to the assessment at the Mayor’s Office, and if no favorable resolution is obtained, it will file a motion with the tax court seeking to enjoin the payment order and dismiss the assessment. We dispute the allegations set forth in the assessment and believe we have a substantial basis for our position. We are unable to estimate the amount or range of a possible loss.

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
          The SENIAT Tax Assessment. In July 2005, the SENIAT, the Venezuelan income tax authority, issued a preliminary tax assessment to Harvest Vinccler of 202 billion Bolivars, or approximately $94 million, related to 2001 through 2004 tax years. We determined not to contest two elements of the claim and made payments totaling 11.3 billion Bolivars, or $5.3 million, in August and September, 2005. During the second quarter 2006, the SENIAT initiated an audit of 2005 tax payments, and in October 2006, Harvest Vinccler received an assessment from the SENIAT for 2005 taxes in the amount of $15.8 million. In 2006, Harvest Vinccler resolved and substantially paid all of the tax claims made by the SENIAT. Harvest Vinccler paid $73.8 million additional taxes and related interest for the periods of 2001 through first quarter 2006.
          We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.
Note 4 — Taxes
Taxes Other Than on Income
          Harvest Vinccler paid municipal taxes through the first quarter 2006 on operating fee revenues it received under the OSA for deliveries from the SMU fields. In September 2006, PDVSA remitted to the Uracoa municipality an additional $1.0 million in municipal taxes based on the new tax rates from amounts that had been withheld by PDVSA from Harvest Vinccler’s first quarter 2006 oil and natural gas sales for other purposes. The components of taxes other than on income were (in thousands):

	2006	2005	2004
Venezuelan municipal taxes	$3,191	$5,788	$4,485
Franchise taxes	175	(70)	464
Payroll and other taxes	582	640	612

	$3,948	$6,358	$5,561

Contribution to Science and Technology Fund
          In 2005, Venezuela modified the Science and Technology Law to require companies doing business in Venezuela to invest, contribute, or spend a percentage of their gross revenue on projects to promote inventions or investigate technology in areas deemed critical to Venezuela.
          In October 2006, the Executive Branch issued the Regulations for the Science and Technology Law which established the methodology for determining the required investment, contribution or expenditure for the 2005 calendar year financial results. Harvest Vinccler was unable to estimate the corresponding percentage of the gross revenue for 2005 or the first quarter of 2006 until the regulations were released as many aspects of the law were unclear. After release of the regulations, Harvest Vinccler accrued $3.9 million for the estimated liability for 2005 and the first quarter of 2006 based on its current understanding of the regulations. After March 31, 2006, Harvest Vinccler believes it will not have any gross revenue subject to this law. The regulation provides that the amount that is not invested, contributed or spent must be deposited with an official agency created to administrate the law which has yet to be formed. It is possible that there will be a legal challenge to the regulations.
Taxes on Income
          The tax effects of significant items comprising our net deferred income taxes as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Operating loss carryforwards	$7,466	$2,020
Difference in basis of assets	25,343	25,343
Deferred revenue	5,608	3,052
Valuation allowance	(32,809)	(27,363)

Net deferred tax asset	5,608	3,052
Less current portion	5,608	3,052

	$—	$—

          The valuation allowance increased by $5.5 million as a result of the change in the U.S. deferred tax assets related to the net operating loss carryforward. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes it is more likely than not that they will not be realized through future taxable income. The difference in interpretation of oil pricing under the OSA has been recognized and represents our entire deferred tax asset.
          The components of income before income taxes and minority interest are as follows (in thousands):

	2006	2005	2004
Income (loss) before income taxes
United States	$(15,688)	$8,178	$(16,593)
Foreign	7,316	114,916	97,859

Total	$(8,372)	$123,094	$81,266

          The provision (benefit) for income taxes consisted of the following at December 31, (in thousands):

	2006	2005	2004
Current:
United States	$—	$739	$(8)
Foreign	63,473	53,304	34,581

	63,473	54,043	34,573

Deferred:
Foreign	(2,556)	2,982	(1,285)

	$60,917	$57,025	$33,288

          A comparison of the income tax expense (benefit) at the federal statutory rate to our provision for income taxes is as follows (in thousands):

	2006	2005	2004
Computed tax expense at the statutory rate	$(2,930)	$43,083	$28,443
State income taxes	—	—	25
Effect of foreign source income and rate differentials on foreign income	8,563	16,065	(2,169)
Change in valuation allowance	5,446	13,129	7,020
Alternative minimum tax	—	739	—
Venezuela tax settlement	49,793	—	—
Net operating loss utilization	—	(15,567)	—
Other	45	(424)	(31)

Total income tax expense	$60,917	$57,025	$33,288

          Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions.
          At December 31, 2006, we had, for federal income tax purposes, operating loss carryforwards of approximately $21.3 million, expiring in the years 2021 through 2026.

          We do not provide deferred income taxes on undistributed earnings of international consolidated subsidiaries for possible future remittances as all such earnings are reinvested as part of our ongoing business. The amount of deferred taxes on the undistributed earnings cannot be determined at this time.
Note 5 — Stock Option and Stock Purchase Plans
          In May 2006, our shareholders approved the 2006 Long Term Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 1,825,000 shares of our common stock in satisfaction of exercised stock options, stock appreciation rights (“SARs”) and restricted stock to eligible participants including employees, non-employee directors and consultants of our Company or subsidiaries. Under the Plan, no more than 325,000 shares may be granted as restricted stock. No individual may be granted more than 900,000 options or SARs and no more than 175,000 shares of restricted stock during any period of three consecutive calendar years. The exercise price of stock options granted under the plan must be no less than the fair market value of our common stock on the date of grant. All options granted through December 31, 2006 will vest ratably over a three-year period from their dates of grant and expire ten years from grant date. Restricted stock granted to employees or consultants to date is subject to a restriction period of not less than 36 months during which the stock will be deposited with Harvest Natural Resources, Inc. and is subject to forfeiture under certain circumstances. Restricted stock granted to non-employee directors will vest as to one-third of the shares on each anniversary of the date of grant of the award provided that he is still a director on that date. The Plan also permits the granting of performance awards to eligible employees and consultants. Performance awards are paid only in cash and are based upon achieving established indicators of performance over an established period of time of at least one year. No employee or consultant shall be granted a performance award during a calendar year that could result in a cash payment of more than $5.0 million. In the event of a change in control, any restrictions on restricted stock will lapse, the indicators of performance under a performance award will be treated as having been achieved and any outstanding options and SARs will vest and become exercisable.
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
          In July 2001, our shareholders approved the 2001 Long Term Stock Incentive Plan. The 2001 Long Term Stock Incentive Plan provides for grants of options to purchase up to 1,697,000 shares of our common stock in the form of Incentive Stock Options and Non-Qualified Stock Options to eligible participants including employees of our company or subsidiaries, directors, consultants and other key persons. The exercise price of stock options granted under the plan must be no less than the fair market value of our common stock on the date of grant. No officer may be granted more than 500,000 options during any one fiscal year, as adjusted for any changes in capitalization, such as stock splits. In the event of a change in control, all outstanding options become immediately exercisable to the extent permitted by the plan. All options granted to date vest ratably over a three-year period from their dates of grant and expire ten years from grant date.
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
          A summary of the status of our stock option plans as of December 31, 2006, 2005 and 2004 and changes during the years ending on those dates is presented below (shares in thousands):

	2006		2005		2004
	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise		Exercise		Exercise
	Price	Shares	Price	Shares	Price	Shares
Outstanding at beginning of the year:	$8.61	4,070	$8.18	3,793	$7.52	4,523
Options granted	10.62	558	11.51	922	13.36	378
Options exercised	(5.69)	(65)	(3.45)	(241)	(7.41)	(955)
Options cancelled	(19.96)	(440)	(14.24)	(404)	(6.31)	(153)

Outstanding at end of the year	7.70	4,123	8.61	4,070	8.18	3,793

Exercisable at end of the year	5.91	2,719	7.40	2,886	7.71	3,236

          Significant option groups outstanding at December 31, 2006 and related weighted average price and life information follow (shares in thousands):

	Outstanding				Exercisable
		Weighted-
		Average	Weighted-			Weighted-
Range of	Number	Remaining	Average	Aggregate	Number	Average	Aggregate
Exercise	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Prices	at 12/31/06	Life	Price	Value	at 12/31/06	Price	Value
$ 1.55 - $ 2.75	1,486	3.84	$1.97	$12,866	1,486	$1.97	$12,866
$ 4.80 - $ 7.10	350	5.61	5.65	1,744	350	5.65	1,744
$ 8.72 - $10.91	1,121	7.26	10.08	716	159	8.90	275
$11.88 - $16.90	1,103	5.40	13.00	—	661	12.92	—
$18.25 - $19.75	63	0.45	19.04	—	63	19.04	—

	4,123			$15,326	2,719		$14,885

          The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on our closing stock price of $10.63 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. Of the number outstanding, 608,750 options are pledged to us to secure a repayment of debt.
          The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004
For options granted during:

Weighted average fair value	$5.98	$6.35	$10.33
Weighted averaged expected life	7	7	2-10
Valuation assumptions:
Expected volatility	49.9%-53.3%	50.0%-53.4%	69.6%
Risk-free interest rate	4.6%-5.2%	3.9%-4.6%	2.6%-4.8%
Expected dividend yield	0%	0%	0%
Expected annual forfeitures	3%	3%	0%
          The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The expected volatility is based on historical volatilities of our stock. Historical data is used to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Under the Black-Scholes option pricing model, the weighted-average estimated values of stock options granted during 2006, 2005 and 2004 were $5.98, $6.35 and $10.33, respectively.
          A summary of our nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below (shares in thousands):

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	1,185	$7.30
Granted	557	5.98
Vested	(328)	7.81
Forfeited	(10)	11.73

Nonvested at December 31, 2006	1,404	$6.75

          As of December 31, 2006, there was $5.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next three years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $4.1 million, $2.7 million and $1.4 million, respectively.
          In addition to options issued pursuant to the plans, options have been issued to individuals other than our officers, directors or employees at $11.88 which vest over three years. At December 31, 2006, a total of 10,000 options issued outside of the plans were both outstanding and exercisable.
Note 6 — Operating Segments
          We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. As a result of the situation in Venezuela, our GAAP consolidated financial statements for the nine months ended December 31, 2006 do not reflect the net results of our producing operations in Venezuela. See Note 7 – Venezuela, Operations. Revenue from Venezuela is derived primarily from the delivery and sale of oil and natural gas. Operations included under the heading “United States and Other” include corporate management, cash management, business development and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and Other segment and are not allocated to other operating segments.

	2006	2005	2004
	(in thousands)
Segment Revenues
Oil and gas sales:
Venezuela	$59,506	$236,941	$186,066

Total oil and gas sales	59,506	236,941	186,066

Segment Income (Loss)
Venezuela	(42,895)	64,096	54,469
United States and other	(15,667)	(13,257)	(20,109)

Net income (loss)	$(58,562)	$50,839	$34,360

	December 31,	December 31,
	2006	2005
	(in thousands)
Operating Segment Assets
Venezuela	$306,289	$258,268
United States and other	155,973	161,328

	462,262	419,596
Intersegment eliminations	(39,551)	(18,798)

	$422,711	$400,798

Note 7 — Venezuela Operations
South Monagas Unit, Venezuela (Harvest Vinccler)
          Currently, our only producing assets are in Venezuela. Since 1992, Harvest Vinccler has been providing operating services to PDVSA for the South Monagas Unit under an OSA. However, beginning in 2005, the government of Venezuela initiated a series of actions to compel companies with operating service agreements to convert those agreements into new companies in which PDVSA would have a majority interest. On March 31, 2006, Harvest Vinccler signed a MOU with two affiliates of PDVSA, CVP and PPSA, to convert the OSA into a minority interest in Petrodelta. The MOU is subject to certain conditions, including execution of a conversion contract, and Venezuelan government approvals. On August 16, 2006, the MOU was amended to provide for the addition of the Isleño, El Salto and Temblador fields to Petrodelta as additional consideration for our conversion of the OSA to Petrodelta. On December 18, 2006, at a Special Meeting of the Stockholders, the transactions contemplated by the MOU were approved. As of this report, the governmental approvals necessary to complete the conversion have not yet been obtained, and the timing of and probability for such approval is uncertain.
          In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. This action, coupled with the unfinished conversion to Petrodelta, has left Harvest Vinccler without a contractual means recognized by the government of Venezuela to address revenues or costs and expenses since March 31, 2006. As a result of this situation, our consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2006, do not reflect the net results of our producing operations in Venezuela for the last three quarters of the year. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta is completed. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed.
          Since signing the MOU, CVP has designated its board members and a General Manager and President for Petrodelta, both of whom influence Harvest Vinccler’s operations and staffing. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela, and during the last three quarters of 2006, it has accrued cash advances of $36.3 million to fund operations. At the request of PDVSA, Harvest Vinccler invoiced PDVSA for these costs and $21.2 million, representing the second and third quarter advances, have been reimbursed. Harvest Vinccler invoiced PDVSA for fourth quarter advances of $15.1 million in February 2007. In 2006, Harvest Vinccler resolved and substantially paid all of the tax claims made by the SENIAT. Harvest Vinccler paid $73.8 million additional taxes and related interest for the periods of 2001 through first quarter 2006. The tax payments were largely made through borrowings by Harvest Vinccler, which are partially collateralized with restricted cash deposits.
          At December 31, 2006, Harvest Vinccler has three loans outstanding with two Venezuelan banks for a total of 225 billion Bolivars (approximately $104.7 million). These loans are collateralized by $88.9 million deposited in two U.S. banks. The loans were used to meet the SENIAT income tax assessments and related interest, refinance a portion of one of the Bolivar loans and to fund operating requirements.
Note 8 — China Operations
          In December 1996, we acquired Crestone Energy Corporation, subsequently renamed Benton Offshore China Company. Its principal asset is a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a border dispute between the People’s Republic of China and Vietnam. Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2007. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist. WAB-21 represents the $2.9 million excluded from the full cost pool as reflected on our December 31, 2006 balance sheet.
Note 9 — Related Party Transactions
          In August 1997, we entered into a consulting agreement with Oil & Gas Technology Consultants Inc. (“OGTC”) to provide operational and technical assistance in Venezuela. OGTC is an affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A., which indirectly owns 20 percent of Harvest Vinccler. Payment for services is due when earnings are not reinvested in Harvest Vinccler operations. The consulting agreement was cancelled January 1, 2004. At December 31, 2006 and 2005, we owed $9.6 million and $9.2 million, respectively, under the consulting agreement.
Note 10 — Earnings Per Share
          Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 37.2 million, 36.9 million and 36.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 37.2 million, 38.4 million and 38.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
          An aggregate of 1.5 million options were excluded from the earnings per share calculations because their exercise price exceeded the average price for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, 1.9 million and 0.9 million options and warrants, respectively, were excluded from the earnings per share calculations because their exercise price exceeded the average price.
Note 11 – Subsequent Event
          On January 19, 2007, we purchased a 45 percent interest in Fusion Geophysical, L.L.C. (“Fusion”) for $4.6 million. Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Quarterly Financial Data (unaudited)
          Summarized quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2006
Revenues	$59,172	$334	$—	$—
Expenses	(28,143)	(7,796)	(7,654)	(10,414)
Non-operating income (expense)	1,940	(13,419)	(2,650)	258

Income before income taxes and minority interests	32,969	(20,881)	(10,304)	(10,156)
Income tax expense	14,762	40,810	5,338	7

Income before minority interests	18,207	(61,691)	(15,642)	(10,163)
Minority interests	4,339	(11,409)	(2,044)	(1,613)

Net income (loss)	$13,868	$(50,282)	$(13,598)	$(8,550)

Net income (loss) per common share:
Basic	$0.37	$(1.35)	$(0.36)	$(0.23)

Diluted	$0.36	$(1.35)	$(0.36)	$(0.23)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2005
Revenues	$60,986	$56,442	$61,221	$58,292
Expenses	(27,300)	(26,207)	(32,245)	(31,664)
Non-operating income (expense)	3,054	277	(1,827)	2,065

Income before income taxes and minority interests	36,740	30,512	27,149	28,693
Income tax expense	13,533	11,959	16,332	15,201

Income before minority interests	23,207	18,553	10,817	13,492
Minority interests	5,172	4,402	2,674	2,982

Net income	$18,035	$14,151	$8,143	$10,510

Net income per common share:
Basic	$0.49	$0.38	$0.22	$0.28

Diluted	$0.47	$0.37	$0.21	$0.27

Other comprehensive income (loss)	(6,048)	1,770	2,287	1,991

Total comprehensive income	$11,987	$15,921	$10,430	$12,501

Supplemental Information on Oil and Natural Gas Producing Activities (unaudited)
          The following tables summarize our proved reserves, drilling and production activity, and financial operating data at the end of each year. The Venezuelan reserves are attributable to our OSA between Harvest Vinccler and Petroleos de Venezuela S.A. under which all mineral rights are owned by the government of Venezuela. The government of Venezuela unilaterally terminated the OSA in April 2006.
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

TABLE I — Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

	Venezuela	China	Total
Year Ended December 31, 2006
Development costs	$501	$—	$501
Exploration costs	—	35	35

	$501	$35	$536

Year Ended December 31, 2005
Development costs	$8,912	$—	$8,912
Exploration costs	—	42	42

	$8,912	$42	$8,954

Year Ended December 31, 2004
Development costs	$39,161	$—	$39,161
Exploration costs	10	53	63

	$39,171	$53	$39,224

TABLE II — Capitalized costs related to oil and natural gas producing activities (in thousands):

	Venezuela(a)	China(b)	Total
Year Ended December 31, 2006
Proved property costs	$—	$13,532	$13,532
Costs excluded from amortization	—	2,900	2,900
Oilfield inventories	—	—	—
Less accumulated depletion and impairment	—	(13,532)	(13,532)

	$—	$2,900	$2,900

Year Ended December 31, 2005
Proved property costs	$617,137	$13,497	$630,634
Costs excluded from amortization	—	2,900	2,900
Oilfield inventories	8,150	—	8,150
Less accumulated depletion and impairment	(473,496)	(13,497)	(486,993)

	$151,791	$2,900	$154,691

Year Ended December 31, 2004
Proved property costs	$608,225	$13,454	$621,679
Costs excluded from amortization	—	2,900	2,900
Oilfield inventories	6,503	—	6,503
Less accumulated depletion and impairment	(432,302)	(13,454)	(445,756)

	$182,426	$2,900	$185,326

(a)	Reclassified to provisional equity affiliate effective April 1, 2006.

(b)	See Notes to the Consolidated Financial Statements Note 8 – China Operations.

TABLE III — Results of operations for oil and natural gas producing activities (in thousands):

Venezuela
Year ended December 31, 2006(a)
Oil and natural gas revenues	$59,506
Expenses:
Operating, selling and distribution expenses and taxes other than on income	9,451
Depletion	9,904
Income tax expense	20,076

Total expenses(b)	39,431

Results of operations from oil and natural gas producing activities	$20,075

Year ended December 31, 2005
Oil and natural gas revenues	$236,941
Expenses:
Operating, selling and distribution expenses and taxes other than on income	39,969
Depletion	41,175
Income tax expense	65,943

Total expenses	147,087

Results of operations from oil and natural gas producing activities	$89,854

Year ended December 31, 2004
Oil and natural gas revenues	$186,066
Expenses:
Operating, selling and distribution expenses and taxes other than on income	33,297
Depletion	34,108
Income tax expense	38,968

Total expenses	106,373

Results of operations from oil and natural gas producing activities	$79,693

(a)	Reflects oil and natural gas deliveries through March 31, 2006.

(b)	Excludes taxes of $50.3 million recorded in 2006 due to the settlement of the SENIAT tax assessments.
TABLE IV — Quantities of Oil and Natural Gas Reserves
          Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. All Venezuelan reserves are attributable to the OSA between Harvest Vinccler and PDVSA, under which all mineral rights are owned by the government of Venezuela. The Venezuelan government unilaterally terminated the OSA in April 2006.
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
          The evaluations of the oil and natural gas reserves as of December 31, 2005 and 2004 were prepared by Ryder Scott Company L.P., independent petroleum engineers. The 2005 reserve information shown below has been reduced to exclude reserves formerly classified as proved undeveloped. Under SEC standards for the reporting of oil and natural gas reserves, proved reserves are estimated quantities of crude oil and natural gas “which geological data and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.” (Emphasis added). Our quantities of proved reserves were reduced to remove undeveloped reserves because the actions taken by the Venezuelan government beginning in 2005 under our OSA have created uncertainty as to whether those reserves will be recovered under the economic and operating conditions which currently exist in Venezuela. For ease of reference, the reclassified reserves are hereafter referred to as “Contractually Restricted Reserves”. In April 2006, the OSA was unilaterally terminated by the Venezuelan government and we are currently awaiting the conversion to Petrodelta. See Note 1 – Organization. Until we complete the conversion to Petrodelta, we will not have reserves to report under SEC guidelines and, accordingly, no reserves are reported as of December 31, 2006.
          The tables shown below represent our interests in Venezuela in each of the years.

		Minority
		Interest in
	Venezuela	Venezuela	Net Total
	(in thousands)
Proved Reserves-Crude oil, condensate, and natural gas liquids (MBbls)

Year ended December 31, 2006
Proved Reserves at beginning of the year	35,311	(7,062)	28,249
Revisions of previous estimates(a)	(33,417)	6,683	(26,734)
Production	(1,894)	379	(1,515)

Proved Reserves at end of the year	—	—	—

(a)	All reserves have been removed pending conversion to Petrodelta.

Year ended December 31, 2005
Proved Reserves at beginning of the year	78,142	(15,628)	62,514
Revisions of previous estimates(a)	(34,068)	6,813	(27,255)
Production	(8,763)	1,753	(7,010)

Proved Developed Reserves at end of the year	35,311	(7,062)	28,249

(a)	Includes primarily Contractually Restricted Reserves as well as other minor revisions.

Year ended December 31, 2004
Proved Reserves at beginning of the year	87,872	(17,574)	70,298
Revisions of previous estimates	(1,578)	316	(1,262)
Production	(8,152)	1,630	(6,522)

Proved Reserves at end of the year	78,142	(15,628)	62,514

Proved Developed Reserves-Crude oil, condensate, and natural gas liquids (MBbls) at:
December 31, 2005	35,311	(7,062)	28,249
December 31, 2004	45,488	(9,098)	36,390
January 1, 2004	45,860	(9,172)	36,688
Proved Reserves-Natural gas (MMcf)

Year ended December 31, 2006
Proved Reserves beginning of the year	58,918	(11,784)	47,134
Revisions of previous estimates(a)	(54,412)	10,883	(43,529)
Production	(4,506)	901	(3,605)

Proved Reserves end of the year	—	—	—

(a)	All reserves have been removed pending conversion to Petrodelta.

Year ended December 31, 2005
Proved Reserves beginning of the year	164,282	(32,856)	131,426
Revisions of previous estimates(a)	(79,687)	15,937	(63,750)
Production	(25,677)	5,135	(20,542)

Proved Developed Reserves end of the year	58,918	(11,784)	47,134

(a)	Includes primarily Contractually Restricted Reserves as well as other minor revisions.

Year ended December 31, 2004
Proved Reserves beginning of the year	195,500	(39,100)	156,400
Revisions of previous estimates	(159)	32	(127)
Production	(31,059)	6,212	(24,847)

Proved Reserves end of the year	164,282	(32,856)	131,426

Proved Developed Reserves-Natural gas (MMcf) at:
December 31, 2006
December 31, 2005	58,918	(11,784)	47,134
December 31, 2004	80,897	(16,179)	64,718
January 1, 2004	106,147	(21,229)	84,918
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
          The tables shown below represent our interest in Venezuela in each of the years. Until we complete the conversion to Petrodelta, we will not have reserves to report under SEC guidelines and, accordingly, no reserves are reported as of December 31, 2006. We report the results of Ryder Scott Company L.P. independent engineering evaluation at December 31 to provide comparability with our Venezuelan reserves.

		Minority
		Interest in
	Venezuela	Venezuela	Net Total
		(in thousands)
December 31, 2005(a)
Future cash inflows from sales of oil and gas	$1,029,630	$(205,926)	$823,704
Future production costs	(227,079)	45,416	(181,663)
Future development costs	(27,917)	5,583	(22,334)
Future income tax expenses	(239,386)	47,877	(191,509)

Future net cash flows	535,248	(107,050)	428,198
Effect of discounting net cash flows at 10%	(123,451)	24,691	(98,760)

Standardized measure of discounted future net cash flows	$411,797	$(82,359)	$329,438

December 31, 2004
Future cash inflows from sales of oil and gas	$1,852,045	$(370,409)	$1,481,636
Future production costs	(342,373)	68,475	(273,898)
Future development costs	(141,565)	28,313	(113,252)
Future income tax expenses	(428,833)	85,767	(343,066)

Future net cash flows	939,274	(187,854)	751,420
Effect of discounting net cash flows at 10%	(258,049)	51,609	(206,440)

Standardized measure of discounted future net cash flows	$681,225	$(136,245)	$544,980

(a)	Proved reserves do not include Contractually Restricted Reserves.

TABLE VI — Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	Net Venezuela
	2006(a)	2005	2004
	(in thousands)
Standardized Measure at January 1	$329,438	$544,980	$366,770
Sales of oil and natural gas, net of related costs	(40,361)	(124,638)	(122,215)
Revisions to estimates of proved reserves
Net changes in prices, development and production costs	—	262,852	333,237
Quantities	—	(365,565)	(7,597)
Extensions, discoveries and improved recovery, net of future costs	—	—	—
Accretion of discount	—	80,202	54,531
Net change in income taxes	—	109,030	(78,504)
Development costs incurred	501	7,130	31,329
Changes in timing and other	(289,578)	(184,553)	(32,571)

Standardized Measure at December 31	$—	$329,438	$544,980

(a)	All reserves have been removed pending conversion to Petrodelta.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC. (Registrant)
Date: March 13, 2007	By:	/s/ James A. Edmiston
James A. Edmiston
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 13th day of March, 2007, on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ James A. Edmiston	Director, President and Chief Executive Officer

James A. Edmiston

/s/ Steven W. Tholen Steven W. Tholen	Senior Vice President — Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Kurt A. Nelson	Vice President-Controller, Chief Accounting Officer

Kurt A. Nelson
(Principal Accounting Officer)

/s/ Stephen D. Chesebro’ Stephen D. Chesebro’	Chairman of the Board and Director

/s/ John U. Clarke John U. Clarke	Director

/s/ H. H. Hardee H. H. Hardee	Director

/s/ Patrick M. Murray Patrick M. Murray	Director

/s/ J. Michael Stinson J. Michael Stinson	Director

SCHEDULE II
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at		Charged	Deductions	Balance
	Beginning	Charged to	to Other	From	at End of
	of Year	Income	Accounts	Reserves	Year
At December 31, 2006
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$—	$—	$2,757
Deferred tax valuation allowance	27,363	5,446			32,809
Investment at cost	1,350	—	—	—	1,350
At December 31, 2005
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$—	$—	$2,757
Deferred tax valuation allowance	40,492	(13,129)	—	—	27,363
Investment at cost	1,350	—	—	—	1,350
At December 31, 2004
Amounts deducted from applicable assets
Accounts receivable	$3,355	$—	$—	$598	$2,757
Deferred tax valuation allowance	48,365	(7,873)	—	—	40,492
Investment at cost	1,350	—	—	—	1,350

Index to Exhibits
Exhibits:
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Amended and Restated Bylaws as of April 6, 2006. (Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 20, 2006, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 29, 2005, File No. 1-10762.)

10.1	Operating Service Agreement between Benton Oil and Gas Company and Lagoven, S.A., which has been subsequently combined into PDVSA Petroleo y Gas, S.A., dated July 31, 1992, (portions have been omitted pursuant to Rule 406 promulgated under the Securities Act of 1933 and filed separately with the Securities and Exchange Commission. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-52436).)

10.3	Alexander E. Benton Settlement and Release Agreement effective May 11, 2001 (Incorporated by reference to Exhibit 10.27 to our Form 10-Q, filed on August 13, 2001, File No. 1-10762.).

10.5	2001 Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to our S-8 (Registration Statement No. 333-85900).)

10.6	Addendum No. 2 to Operating Service Agreement Monagas SUR dated 19th September, 2002. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on November 8, 2002, File No. 1-10762.)

10.7†	Harvest Natural Resources 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration Statement No. 333-115841).)

10.8†	Indemnification Agreement between Harvest Natural Resources, Inc. and the Directors and Executive Officers of the Company. (Incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.9†	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.10†	Form of 2004 Long Term Stock Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.11†	Form of 2004 Long Term Stock Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.12	The Transitory Agreement between Harvest Natural Resources, Inc. and PDVSA Petroleo S.A., dated August 4, 2005. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.13†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.14†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Kerry R. Brittain. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.15†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Karl L. Nesselrode. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.16†	Employment Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.17†	Employment Agreement dated September 26, 2005 between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.18†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.24 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.19†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.20†	Stock Option Agreement dated September 26, 2005, between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.26 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.21†	Employment Agreement dated February 10, 2006 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 20, 2006, File No. 1-10762.)

10.22	Memorandum of Understanding dated March 31, 2006, between Corporación Venezolana del Petroleo, S.A., PDVSA Petroleo, S.A. and Harvest Vinccler, C.A. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on April 20, 2006, File No. 1-10762.)

10.23	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.24	Form of 2006 Long Term Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.25	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.26	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.27	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.28	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.29	Note Payable agreement dated September 28, 2006 between Harvest Vinccler, C.A. and Banco Mercantil, C.A. Banco Universal related to a principal amount of 105 billion Bolivars with interest at 10.02 percent, for financing of the SENIAT assessments. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on October 26, 2006, File No. 1-10762.)

10.30	Note Payable agreement dated October 3, 2006 between Harvest Vinccler, C.A. and Banco Mercantil, C.A. Banco Universal related to a principal amount of 20 billion Bolivars with interest at 10.02 percent, for financing of the SENIAT assessments. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on October 26, 2006, File No. 1-10762.)

10.31	Amendment to Original Memorandum of Understanding dated August 16, 2006, between Corporación Venezolana del Petroleo, S.A. and Harvest Vinccler, C.A. (Incorporated by reference to Appendix C to our Definitive Proxy filed on November 6, 2006, File No. 1-10762.)

10.32	Note Payable agreement dated November 20, 2006 between Harvest Vinccler, C.A. and Banesco Banco Universal C.A. related to a principal amount of 120 billion Bolivars with interest at 10.0 percent, for refinancing of the SENIAT assessments and operating requirements.

10.33	Form of 2006 Long Term Incentive Plan Stock Option Agreement – Five Year Vesting, Seven Year Term.

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP – Houston

23.2	Consent of Ryder Scott Company, LP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

†	Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.