Form 10-Q
period 2007-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2007-05-03
CIK 845289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
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
Yes ☐   No ☑
     At April 26, 2007, 37,547,523 shares of the Registrant’s Common Stock were outstanding.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,706	$148,079
Restricted cash	24,224	15,888
Accounts and notes receivable:
Joint interest and other, net	9,809	9,811
Advances to provisional equity affiliate	17,223	19,146
Deferred income tax	5,608	5,608
Prepaid expenses and other	1,052	1,246

TOTAL CURRENT ASSETS	196,622	199,778

RESTRICTED CASH	51,523	73,001
OTHER ASSETS	202	176
INVESTMENT IN EQUITY AFFILIATE	4,552	—
INVESTMENT IN PROVISIONAL EQUITY AFFILIATE	146,436	146,436
PROPERTY AND EQUIPMENT:
Oil and gas properties (full cost method – costs of $2,900 excluded from amortization in 2007 and 2006, respectively)	2,900	2,900
Other administrative property	1,415	1,375

	4,315	4,275
Accumulated depletion, depreciation and amortization	(1,005)	(955)

	3,310	3,320

	$402,645	$422,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$2,120	$3,827
Accounts payable, related party	9,751	9,637
Accrued expenses	8,048	12,975
Accrued interest	5,935	6,850
Deferred revenue	11,217	11,217
Income taxes payable	60	34
Current portion of long-term debt	40,465	37,674

TOTAL CURRENT LIABILITIES	77,596	82,214
LONG-TERM DEBT	57,209	66,977
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	27,997	28,634
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares; issued 37,998 shares at March 31, 2007 and 37,974 shares at December 31, 2006	380	380
Additional paid-in capital	195,638	194,176
Retained earnings	47,669	54,174
Treasury stock, at cost, 770 shares at March 31, 2007 and December 31, 2006, respectively	(3,844)	(3,844)

TOTAL STOCKHOLDERS’ EQUITY	239,843	244,886

	$402,645	$422,711

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
REVENUES
Oil sales	$—	$54,531
Gas sales	—	4,641

	—	59,172

EXPENSES
Operating expenses	—	8,569
Depletion, depreciation and amortization	281	10,306
General and administrative	6,433	6,869
Taxes other than on income	237	2,399

	6,951	28,143

INCOME (LOSS) FROM OPERATIONS	(6,951)	31,029

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	2,387	2,061
Interest expense	(2,481)	(119)
Net gain (loss) on exchange rates	56	(2)

	(38)	1,940

INCOME (LOSS) FROM CONSOLIDATED COMPANIES BEFORE INCOME TAXES AND MINORITY INTERESTS	(6,989)	32,969
INCOME TAX EXPENSE	114	14,762

INCOME (LOSS) BEFORE MINORITY INTERESTS	(7,103)	18,207
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	(637)	4,339

NET INCOME (LOSS) FROM CONSOLIDATED COMPANIES	(6,466)	13,868
NET LOSS FROM UNCONSOLIDATED EQUITY AFFILIATE	(39)	—

NET INCOME (LOSS)	$(6,505)	$13,868

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.17)	$0.37

Diluted	$(0.17)	$0.36

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(6,505)	$13,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	281	10,306
Net loss from unconsolidated equity affiliate	39	—
Non-cash compensation-related charges	1,462	1,048
Minority interest in consolidated subsidiary companies	(637)	4,339
Changes in Operating Assets and Liabilities:
Accounts and notes receivable	2	2,322
Advances to provisional equity affiliate	1,923	—
Prepaid expenses and other	194	336
Accounts payable	(1,707)	3,389
Accounts payable, related party	114	94
Accrued expenses	(4,927)	(5,495)
Accrued interest	(915)	(45)
Deferred revenue	—	2,248
Asset retirement liability	—	24
Income taxes payable	26	(5,327)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,650)	27,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(271)	(1,458)
Investment in equity affiliate	(4,591)	—
Decrease in restricted cash	13,142	—
Investment costs	(26)	(95)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,254	(1,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	—	15
Payments of notes payable	(6,977)	(2,884)

NET CASH USED IN FINANCING ACTIVITIES	(6,977)	(2,869)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,373)	22,685

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	148,079	163,019

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,706	$185,704

Supplemental Schedule of Noncash Investing and Financing Activities:
     During the three months ended March 31, 2007, we issued 0.2 million shares of restricted stock valued at $2.1 million.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Interim Reporting
     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2006, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on
Form 10-Q.
Organization
     Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and natural gas properties. We conduct our business principally in Venezuela through our subsidiary Harvest Vinccler, S.C.A. (“Harvest Vinccler”) in which we indirectly own an 80-percent interest. Effective April 1, 2006, our activities under our Operating Service Agreement (“OSA”) are reflected under the equity method of accounting. Since such activities are subject to the completion of the conversion of the OSA to Petrodelta S. A. (“Petrodelta”), we have not recorded any net earnings from such activities since April 1, 2006, including the three months ended March 31, 2007.
     On March 31, 2006, Harvest Vinccler signed a Memorandum of Understanding (the “MOU”) with two affiliates of PDVSA, Corporación Venezolana del Petroleo S.A. (“CVP”) and PDVSA Petroleo S.A. (“PPSA”), to convert the OSA into a minority interest in Petrodelta. Upon receipt of the Venezuelan government approvals contemplated by the MOU, Harvest Vinccler, HNR Finance B.V. and CVP will enter into a Contract of Conversion (the “Conversion Contract”). Upon execution of the Conversion Contract, Petrodelta will be formed. Subject to the conditions of the Conversion Contract, the OSA will be cancelled, Harvest Vinccler will transfer substantially all of its tangible assets and contracts, permits and rights related to the Uracoa, Tucupita and Bombal fields (“SMU fields”) in Venezuela to Petrodelta and Petrodelta will engage in the exploration, production, gathering, transportation and storage of hydrocarbons from the SMU fields, as well as the Isleño, Temblador and El Salto fields which will have been awarded to Petrodelta as a condition of conversion. Upon completion of conversion, HNR Finance B.V. will have a 40 percent ownership interest in Petrodelta. Since we indirectly own 80 percent of HNR Finance B.V., we will indirectly own a net 32 percent interest in Petrodelta and our partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), will indirectly own a net eight percent interest. CVP will own the remaining 60 percent. At our request, CVP has added HNR Finance B.V. as a party to the Conversion Contract. Petrodelta will be governed by its own Charter and By-Laws.
Principles of Consolidation
     The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies in which we have significant influence. All intercompany profits, transactions and balances have been eliminated.
Reporting and Functional Currency
     The U.S. Dollar is our functional and reporting currency.

Revenue Recognition
     Oil and natural gas revenue is accrued monthly based on production and delivery. Until March 31, 2006, each quarter, Harvest Vinccler invoiced PDVSA Petroleo S.A., an affiliate of Petroleos de Venezuela S.A. (“PDVSA”), based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted U.S. Dollar contract service fees per barrel. The related OSA with PDVSA provided for Harvest Vinccler to receive an operating fee for each barrel of crude oil delivered and the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee could not exceed the maximum total fee per barrel set forth in the agreement. In August 2005, Harvest Vinccler and PDVSA executed a Transitory Agreement (the “Transitory Agreement”) which provided that the maximum total fee per barrel paid under the OSA could not exceed 66.67 percent of the total value of the crude oil as determined under an Annex to the Transitory Agreement. This limitation was applied retroactively to January 1, 2005 and approximates 47 percent of West Texas Intermediate (“WTI”). The operating fee was subject to quarterly adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index. Until March 31, 2006, each quarter, Harvest Vinccler also invoiced PDVSA for natural gas sales based on a fixed price of $1.03 per Mcf. In addition, Harvest Vinccler agreed to sell to PDVSA 4.5 million barrels of oil stipulated as additional volumes resulting from the natural gas production (“Incremental Crude Oil”). A portion of the Incremental Crude Oil was invoiced to PDVSA quarterly at a fixed price of $7.00 per Bbl. The invoices were prepared and submitted to PDVSA by the end of the first month following the end of each calendar quarter, and payment was due from PDVSA by the end of the second month following the end of each calendar quarter. Harvest Vinccler has recorded deferred revenue of $9.0 million for 2005 and first quarter 2006 deliveries pending clarification on the calculation of crude prices under the Transitory Agreement.
     As of March 31, 2007, the conversion to Petrodelta had not yet been completed pending approvals by the Venezuelan government. In April 2006, the Venezuelan National Assembly passed legislation unilaterally terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. This action, coupled with the unfinished conversion to Petrodelta, left Harvest Vinccler without a contractual means recognized by the government of Venezuela to address revenues or costs and expenses since March 31, 2006. As a result of this situation, our consolidated financial statements prepared in accordance with GAAP for the three months ended March 31, 2007 do not reflect the net results of our producing operations in Venezuela. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta is completed or there is a contractual means recognized by the government of Venezuela to address revenues, costs and expenses. Although the MOU provides that there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so. The equity method of accounting will be followed for Petrodelta to reflect our net 32 percent interest. At March 31, 2007, Harvest Vinccler had advances outstanding to PDVSA of $17.2 million, of which $9.6 million had been reimbursed through April 25, 2007.
Cash and Cash Equivalents
     Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months. At March 31, 2007, Harvest Vinccler had 25.4 billion Venezuela Bolivars (“Bolivars”) which are shown in the March 31, 2007 financial statements as $11.8 million in cash and cash equivalents.
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

Earnings Per Share
     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 37.4 million and 37.1 million for the three months ended March 31, 2007 and 2006, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 37.4 million and 38.5 million for the three months ended March 31, 2007 and 2006, respectively.
     An aggregate of 1.7 million and 2.1 million options were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three months ended March 31, 2007 and 2006, respectively.
Stock-Based Compensation
     At March 31, 2007, we had several stock-based employee compensation plans, which are more fully described in Note 5 in our Annual Report on Form 10-K for the year ended 2006. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by Statement of Financial accounting Standards No. 148 (“SFAS 148”), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Effective January 1, 2005, we adopted Statement of Financial Accounting Standard 123 (revised 2004) Share-Based Payment (“SFAS 123R”) to all employee awards granted, modified, or settled after October 1, 2005. Awards under our plans vest in periodic installments after one year of their grant and expire seven to ten years from the grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in three months ended March 31, 2006 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

Three Months Ended
March 31, 2006
(in thousands)
Net income, as reported	$13,868
Add: Stock-based employee compensation cost, net of tax	869
Less: Total stock-based employee compensation cost determined under fair value based method, net of tax	(883)

Net income – proforma	$13,854

Net income per common share:
Basic — as reported	$0.37

Basic — proforma	$0.37

Diluted — as reported	$0.36

Diluted — proforma	$0.36

     No stock options were exercised in the three months ended March 31, 2007 and 2006.
New Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 159 – The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157 – Fair Value Measurements. When adopted, SFAS 159 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Reclassifications
     Certain items in 2006 have been reclassified to conform to the 2007 financial statement presentation.
Note 2 – Long-Term Debt
Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Note payable with interest at 10.0%	$48,837	$55,814
Note payable with interest at 10.0%	9,302	9,302
Note payable with interest at 10.0%	39,535	39,535

	97,674	104,651

Less current portion	40,465	37,674

	$57,209	$66,977

     On September 27, 2006, Harvest Vinccler entered into a three year term loan with a Venezuelan bank for 105 billion Bolivars (approximately $48.8 million). The first principal payment is due 360 days after the funding date in the amount of 21 billion Bolivars (approximately $9.8 million), and 21 billion Bolivars (approximately $9.8 million) every 180 days thereafter. A payment in the amount of 20 billion Bolivars (approximately $9.3 million) was made on December 18, 2006. The interest rate for the first year is fixed at 10.0 percent and will be renegotiated for the second year subject to a maximum of 95 percent of the average interest rate charged by six major Venezuelan banks. This loan is collateralized by a $32.3 million deposit plus interest in a U.S. bank. The loan was used to meet the SENIAT income tax assessments and related interest.
     On October 3, 2006, Harvest Vinccler entered into a term loan with a Venezuelan bank for 20 billion Bolivars (approximately $9.3 million). The loan matures in 180 days at a fixed interest rate of 10.0 percent. The loan was used to meet the SENIAT income tax assessments and related interest. This loan is collateralized by a $7.7 million deposit plus interest in a U.S. bank. This loan matured on April 2, 2007. At maturity, Harvest Vinccler and the Venezuelan bank agreed to extend the loan for an additional 180 days subject to the same terms and conditions.
     On November 20, 2006, Harvest Vinccler entered into a three year term loan with a Venezuelan bank for 120 billion Bolivars (approximately $55.8 million). The first principal payment is due 180 days after the funding date in the amount of 20 billion Bolivars (approximately $9.3 million), and 20 billion Bolivars (approximately $9.3 million) every 180 days thereafter. A payment in the amount of 15 billion Bolivars (approximately $7.0 million) was made on February 2, 2007. The interest rate for the first 180 days is fixed at 10.0 percent and may be adjusted from time to time thereafter within the limits set forth by the Central Bank of Venezuela or in accordance with the conditions in the financial market. The loan is collateralized by a $35.4 million deposit plus interest in a U.S. bank. The loan was used to meet the SENIAT income tax assessments and related interest, refinance a portion of the 105 billion Bolivar loan and to fund operating requirements.

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
     Uracoa Municipality Tax Assessments. Harvest Vinccler has received nine assessments from a tax inspector for the Uracoa municipality in which part of the SMU fields are located as follows:
•	Three claims were filed in July 2004 and allege a failure to withhold for technical service payments and a failure to pay taxes on the capital fee reimbursement and related interest paid by PDVSA under the Operating Services Agreement. Harvest Vinccler has filed a motion to enjoin and dismiss one of the claims with the Tax Court in Barcelona, Venezuela and has protested the remaining claims with the municipality.

•	Two claims were filed in July 2006 alleging the failure to pay taxes at a new rate set by the Municipality. Harvest Vinccler has filed a protest on these claims with the Tax Court in Barcelona.

•	Two claims were filed in August 2006 alleging a failure to pay taxes on estimated revenues for the second quarter of 2006 and a withholding error with respect to certain vendor payments. Harvest Vinccler has filed a protest on one claim with the Tax Court in Barcelona and filed a protest on the other claim with the municipality.

•	Two claims were filed in March 2007 alleging a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a protest on these claims with the municipality.
Harvest Vinccler disputes the Uracoa tax assessments and believes it has a substantial basis for its positions. Harvest Vinccler is unable to estimate the amount or range of any possible loss. As a result of retroactive tax increases imposed by the SENIAT, the Venezuelan income tax authority, Harvest Vinccler has filed claims against the Uracoa Municipality in the Tax Court in Caracas for the refund of all municipal taxes paid since 1997.
     Libertador Municipality Tax Assessment. In April 2005, Harvest Vinccler received a tax assessment from a tax inspector for the Libertador municipality in which part of the SMU fields are located. Harvest Vinccler has submitted a protest to the assessment at the Mayor’s Office, and if no favorable resolution is obtained, it will file a motion with the tax court seeking to enjoin the payment order and dismiss the assessment. We dispute the allegations set forth in the assessment and believe we have a substantial basis for our position. We are unable to estimate the amount or range of any possible loss. As a result of retroactive tax increases imposed by the SENIAT, the Venezuelan income tax authority, Harvest Vinccler has filed claims against the Libertador Municipality in the Tax Court in Caracas for the refund of all municipal taxes paid since 2001.
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

Note 4 — Taxes
Taxes Other Than on Income
     Harvest Vinccler paid municipal taxes on operating fee revenues it received under the OSA for deliveries from the SMU fields. The components of taxes other than on income were:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Venezuelan Municipal Taxes	$—	$2,143
Franchise Taxes	53	38
Payroll and Other Taxes	184	218

	$237	$2,399

     In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes. FIN 48 was issued to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 did not impact our consolidated financial position, results of operations and cash flows for the quarter ended March 31, 2007.
Note 5 — Operating Segments
     We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. As a result of the situation in Venezuela, our GAAP consolidated financial statements for the three months ended March 31, 2007 do not reflect the net results of our producing operations in Venezuela. See Note 7 – Venezuela, Operations. Revenue from Venezuela is derived primarily from the delivery and sale of oil and natural gas. Operations included under the heading “United States and Other” include corporate management, cash management, business development and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and Other segment and are not allocated to other operating segments:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Operating Segment Revenues
Oil and gas sales:
Venezuela	$—	$59,172

Total oil and gas sales	—	59,172

Operating Segment Income (Loss)
Venezuela	(2,530)	17,356
United States and other	(3,975)	(3,488)

Net income (loss)	$(6,505)	$13,868

	March 31,	December 31,
	2007	2006
	(in thousands)
Operating Segment Assets
Venezuela	$270,920	$306,289
United States and other	153,933	155,973

	424,853	462,262
Intersegment eliminations	(22,208)	(39,551)

	$402,645	$422,711

Note 6 – China Operations
     In March 2007, China National Offshore Oil Corporation (“CNOOC”) granted us an extension of Phase 1 of the Exploration Period for the WAB-21 contract area to May 2009. WAB-21 represents the $2.9 million excluded from the full cost pool as reflected on our March 31, 2007 and December 31, 2006 balance sheets.
Note 7 — Venezuela Operations
South Monagas Unit, Venezuela (Harvest Vinccler)
     Currently, our only producing assets are in Venezuela. Since 1992, Harvest Vinccler has been providing operating services to PDVSA for the South Monagas Unit under an OSA. However, beginning in 2005, the government of Venezuela initiated a series of actions to compel companies with operating service agreements to convert those agreements into new companies in which PDVSA would have a majority interest. On March 31, 2006, Harvest Vinccler signed a MOU with two affiliates of PDVSA, CVP and PPSA, to convert the OSA into a minority interest in Petrodelta. The MOU is subject to certain conditions, including execution of the Conversion Contract and Venezuelan government approvals. On August 16, 2006, the MOU was amended to provide for the addition of the Isleño, El Salto and Temblador fields to Petrodelta as additional consideration for our conversion of the OSA to Petrodelta. On December 18, 2006, at a Special Meeting of the Stockholders of Harvest Natural Resources, Inc., the transactions contemplated by the MOU were approved. As of this report, the Minister of Energy and Petroleum has approved this agreement. We await further governmental approvals necessary to complete the conversion, however, the timing of and probability for such approval is uncertain.
     In April 2006, the Venezuelan National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. This action, coupled with the unfinished conversion to Petrodelta, has left Harvest Vinccler without a contractual means recognized by the government of Venezuela to address revenues or costs and expenses since March 31, 2006. As a result of this situation, our consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2006 and the three months ended March 31, 2007, do not reflect the net results of our producing operations in Venezuela. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta is completed or there is a contractual means recognized by the government of Venezuela to address revenues, costs and expenses. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed.
     Since signing the MOU, CVP has designated its board members and a General Manager and President for Petrodelta, each of whom influence Harvest Vinccler’s operations and staffing. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela, and since April 1, 2006, it has accrued cash advances of $46.1 million to fund operations. At the request of PDVSA, Harvest Vinccler invoiced PDVSA for these costs and as of April 25, 2007, $35.4 million, representing April through December 2006 advances, have been reimbursed. Harvest Vinccler invoiced PDVSA $6.9 million for January and February 2007 expenses and has received partial reimbursement for January.

Note 8 – Domestic Operations
     In January 2007, we purchased a 45 percent interest in Fusion Geophysical, L.L.C. (“Fusion”) for $4.6 million. Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering. Our minority equity investment in Fusion is accounted for using the equity method of accounting. All amounts represent 100 percent of Fusion. No dividends were paid during the period. Summarized financial information for Fusion follows (in thousands):

Three Months Ended
March 31,
2007
Operating Revenues	$1,573

Net Loss	$(87)

March 31,
2007
Total Assets	$13,096

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, “forecast”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for our undeveloped reserves, conversion of Venezuelan assets to a mixed company, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and natural gas properties, risks incumbent to being a minority shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company’s ability to acquire oil and natural gas properties that meet its objectives, changes in operating costs, overall economic conditions, political instability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended 2006, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.
Venezuela
     We had a loss of $6.5 million, or $0.17 per diluted share, for the three months ended March 31, 2007. The loss is due to the continued inability to recognize equity earnings for the producing operations in Venezuela. As we described in our Annual Report on Form 10-K for the year ended 2006, we will not be able to report the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta S.A. (“Petrodelta”) is completed or there is a contractual means recognized by the government of Venezuela to address revenues, costs and expenses. Although the Memorandum of Understanding executed by Harvest Vinccler, Corporación Venezolana del Petroleo S.A. (“CVP”) and PDVSA Petroleo S.A. (“PDVSA”) in March 2006 provides that upon completion of the conversion there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed. Conversion cannot be completed until Harvest Vinccler receives all required approvals by the government of Venezuela. Based on our ongoing discussions with Venezuelan officials, we believe that these approvals will be received, but we cannot provide assurance when or if that will occur.
     Through April 2007, we have been reimbursed $15.1 million by PDVSA for advances to fund operations during the fourth quarter of 2006. We have invoiced PDVSA for January and February 2007 advances of $6.9 million and have been reimbursed for most of the January advances. We have also reached agreement with CVP on the business plan for Petrodelta. Our plan calls for the immediate resumption of the suspended development of the SMU fields as well as appraisal and development of the Isleño, Temblador and El Salto fields. We believe these events show continued progress to conversion to Petrodelta.
     Certain operating statistics for the three and twelve month periods ended March 31, 2007 for the SMU fields operated by Harvest Vinccler are set forth below. This information is provided at 100 percent, without reduction for our interest under the Operating Services Agreement (“OSA”) or an ownership interest in Petrodelta. While we believe this information to be accurate, no representation is made with respect to what will be reflected in our consolidated financial statements after completing the conversion to Petrodelta. This information may not be representative of future results.

	Three Months Ended	Twelve Months Ended
	March 31, 2007	March 31, 2007
Oil production (million barrels)	1.5	6.7
Natural gas production (billion cubic feet)	3.3	14.8
Barrels of oil equivalent	2.1	9.2
Cash operating costs ($millions)	13.8	42.3
Capital expenditures ($millions)	0.3	3.7
     Crude oil delivered from the SMU fields to PDVSA will be priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference priced and prevailing market conditions. Crude oil prices that would be paid for the oil production if the Conversion Contract were in place cannot yet be calculated as an element of the pricing formula has not been set. Market prices for crude oil of the type produced in the fields operated by Harvest Vinccler averaged approximately $44.43 and $47.18 a barrel for the three and twelve months ended March 31, 2007, respectively. The price for natural gas that would be paid under the Conversion Contract is $1.54 per thousand cubic feet.
     See the notes accompanying the financial statements in Item 1 Financial Statements of this Quarterly Report of Form 10-Q, and Item 1 Business, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended 2006 for a complete description of the situation in Venezuela and other matters.
Capital Resources and Liquidity
     Debt Reduction. We have semi-annual principal obligations of $9.8 million and $9.3 million on the Harvest Vinccler loans. We have no other debt obligations.
     Working Capital. Our capital resources and liquidity are affected by the conversion to Petrodelta and the ability of Petrodelta to declare dividends.
     The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	$(10,650)	$27,107
Net cash provided by (used in) investing activities	8,254	(1,553)
Net cash used in financing activities	(6,977)	(2,869)

Net increase (decrease) in cash	$(9,373)	$22,685

     At March 31, 2007, we had current assets of $196.6 million and current liabilities of $77.6 million, resulting in working capital of $119.0 million and a current ratio of 2.5:1. This compares with a working capital of $117.6 million and a current ratio of 2.4:1 at December 31, 2006. The increase in working capital of $1.4 million was primarily due to a minimal production-related expenditure program.
     Cash Flow from Operating Activities. During the three months ended March 31, 2007, net cash used in operating activities was approximately $10.7 million. During the three months ended March 31, 2006, net cash provided by operating activities was approximately $27.1 million. The $37.8 million decrease was primarily due to our inability to recognize results of operations from producing properties in Venezuela since April 1, 2006.
     Cash Flow from Investing Activities. During the three months ended March 31, 2007 and 2006, we had limited production-related capital expenditures. In January 2007, we purchased a 45 percent interest in Fusion Geophysical, L.L.C. for $4.6 million. Restricted cash of $13.8 million was released and returned to us during the three months ended March 31, 2007. During the three months ended March 31, 2006, we had workover and production-related expenditures of approximately $1.5 million. The lack of capital expenditures is due to the continued suspension of our drilling program and the fact that the conversion of the OSA to Petrodelta has not been finalized. We continue to advance funds during the period prior to the conversion for maintenance of the existing wells. After the conversion to Petrodelta, our capital commitments will be determined by the business plan provided for in the Conversion Contract and the annual budget approved by the Petrodelta Board of Directors to implement the business plan. Outside of Venezuela, our capital commitments support our business development efforts and are substantially at our discretion.
     Cash Flow from Financing Activities. During the three months ended March 31, 2007, Harvest Vinccler repaid 15 billion Bolivars (approximately $7.0 million) of its Bolivar denominated debt. During the three months ended March 31, 2006, Harvest Vinccler repaid $2.9 million of its U.S. Dollar denominated debt (one payment of $0.3 million and two payments of $1.3 million each on the variable rate loans).
Results of Operations
     You should read the following discussion of the results of operations for the three months ended March 31, 2007 and 2006 and the financial condition as of March 31, 2007 and December 31, 2006 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2006.
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     We reported a net loss of $6.5 million, or $0.17 diluted earnings per share, for the three months ended March 31, 2007 compared with net income of $13.9 million, or $0.36 diluted earnings per share, for the three months ended March 31, 2006.
Total expenses and other non-operating (income) expense (in millions):

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)
General and administrative	$6.4	$6.9	$(0.5)
Taxes other than on income	0.2	2.4	(2.2)
Investment earnings and other	(2.4)	(2.1)	(0.3)
Interest expense	2.5	0.1	2.4
Net gain on exchange rates	(0.1)	—	(0.1)

	$6.6	$7.3	$(0.7)

     General and administrative expense decreased due to lower business development activities. Taxes other than on income decreased due to the elimination of municipal taxes which are based on oil and gas revenues.
     Investment earnings and other increased due to higher interest rates earned on cash balances. Interest expense increased due to higher average outstanding debt balances in the three months ended March 31, 2007 compared with 2006.
     Income tax expense decreased $14.6 million due to lower taxable income as a result of our inability to recognize the results of our Venezuelan operations.
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

     During the three months ended March 31, 2007, our net foreign exchange gains attributable to our international operations were minimal. The U.S. Dollar and Bolivar exchange rates have not been adjusted since March 2005. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. Dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from adverse changes of the situation in Venezuela, and adverse changes in oil, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2006. The information about market risk for the three months ended March 31, 2007 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended 2006.
Item 4. Controls and Procedures
     The Securities and Exchange Commission (“SEC”), among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
     Based on their evaluation as of March 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and 2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Uracoa Municipality Tax Assessments. Harvest Vinccler has received nine assessments from a tax inspector for the Uracoa municipality in which part of the SMU fields are located as follows:
•	Three claims were filed in July 2004 and allege a failure to withhold for technical service payments and a failure to pay taxes on the capital fee reimbursement and related interest paid by PDVSA under the Operating Services Agreement. Harvest Vinccler has filed a motion to enjoin and dismiss one of the claims with the Tax Court in Barcelona, Venezuela and has protested the remaining claims with the municipality.

•	Two claims were filed in July 2006 alleging the failure to pay taxes at a new rate set by the Municipality. Harvest Vinccler has filed a protest on these claims with the Tax Court in Barcelona.

•	Two claims were filed in August 2006 alleging a failure to pay taxes on estimated revenues for the second quarter of 2006 and a withholding error with respect to certain vendor payments. Harvest Vinccler has filed a protest on one claim with the Tax Court in Barcelona and filed a protest on the other claim with the municipality.

•	Two claims were filed in March 2007 alleging a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a protest on these claims with the municipality.
Harvest Vinccler disputes the Uracoa tax assessments and believes it has a substantial basis for its positions. Harvest Vinccler is unable to estimate the amount or range of any possible loss. As a result of retroactive tax increases imposed by the SENIAT, the Venezuelan income tax authority, Harvest Vinccler has filed claims against the Uracoa Municipality in the Tax Court in Caracas for the refund of all municipal taxes paid since 1997.

Libertador Municipality Tax Assessment. In April 2005, Harvest Vinccler received a tax assessment from a tax inspector for the Libertador municipality in which part of the SMU fields are located. Harvest Vinccler has submitted a protest to the assessment at the Mayor’s Office, and if no favorable resolution is obtained, it will file a motion with the tax court seeking to enjoin the payment order and dismiss the assessment. We dispute the allegations set forth in the assessment and believe we have a substantial basis for our position. We are unable to estimate the amount or range of any possible loss. As a result of retroactive tax increases imposed by the SENIAT, the Venezuelan income tax authority, Harvest Vinccler has filed claims against the Libertador Municipality in the Tax Court in Caracas for the refund of all municipal taxes paid since 2001.

See our Annual Report on Form 10-K for the year ended 2006 for a description of other certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.
Item 1A. Risk Factors
See our Annual Report on Form 10-K for the year ended 2006 under Item 1A Risk Factors for a description of risk factors. There have been no material changes during the quarter ended March 31, 2007 to our risk factors as set forth in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since our Schedule 14A filed on April 3, 2007.
Item 6. Exhibits
(a)	Exhibits
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Amended and Restated Bylaws as of April 6, 2006. (Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 20, 2006. File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 29, 2005, File No. 1-10762.)

10.1	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer accompanying the quarterly report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer accompanying the quarterly report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

Dated: May 3, 2007	By:	/s/ James A. Edmiston

James A. Edmiston
President and Chief Executive Officer

Dated: May 3, 2007	By:	/s/ Steven W. Tholen

Steven W. Tholen
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Amended and Restated Bylaws as of April 6, 2006. (Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 20, 2006. File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

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

10.1	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer accompanying quarterly report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer accompanying quarterly report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.