Form 10-Q
period 2007-06-30
HARVEST NATURAL RESOURCES, INC.
filed 2007-07-25
CIK 845289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007 or

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
Yes ☐ No ☑
     At July 19, 2007, 37,737,230 shares of the registrant’s common stock were outstanding.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135,705	$148,079
Restricted cash	24,197	15,888
Accounts and notes receivable:
Joint interest and other, net	9,482	9,811
Advances to provisional equity affiliate	15,366	19,146
Deferred income tax	5,608	5,608
Prepaid expenses and other	1,084	1,246

TOTAL CURRENT ASSETS	191,442	199,778

RESTRICTED CASH	51,097	73,001
OTHER ASSETS	181	176
INVESTMENT IN EQUITY AFFILIATE	4,415	—
INVESTMENT IN PROVISIONAL EQUITY AFFILIATE	146,436	146,436
PROPERTY AND EQUIPMENT:
Oil and gas properties (full cost method – costs of $2,900 excluded from amortization in 2007 and 2006, respectively)	2,900	2,900
Other administrative property	1,412	1,375

	4,312	4,275
Accumulated depletion, depreciation and amortization	(1,003)	(955)

	3,309	3,320

	$396,880	$422,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$3,473	$3,827
Accounts payable, related party	9,867	9,637
Accrued expenses	8,557	12,975
Accrued interest	6,537	6,850
Deferred revenue	11,217	11,217
Income taxes payable	73	34
Current portion of long-term debt	47,442	37,674

TOTAL CURRENT LIABILITIES	87,166	82,214
LONG-TERM DEBT	47,907	66,977
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	27,261	28,634
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none		—
Common stock, par value $0.01 a share; authorized 80,000 shares; issued 38,143 shares at June 30, 2007 and 37,974 shares at December 31, 2006	381	380
Additional paid-in capital	197,043	194,176
Retained earnings	40,771	54,174
Treasury stock, at cost, 759 shares at June 30, 2007 and 770 shares at December 31, 2006	(3,649)	(3,844)

TOTAL STOCKHOLDERS’ EQUITY	234,546	244,886

	$396,880	$422,711

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
REVENUES
Oil sales	$—	$327	$—	$54,858
Gas sales	—	7	—	4,648

	—	334	—	59,506

EXPENSES
Operating expenses	—	672	—	9,241
Depletion, depreciation and amortization	17	70	298	10,376
General and administrative	7,596	6,876	14,029	13,745
Taxes other than on income	185	178	422	2,577

	7,798	7,796	14,749	35,939

INCOME (LOSS) FROM OPERATIONS	(7,798)	(7,462)	(14,749)	23,567

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	2,847	2,320	5,234	4,381
Interest expense	(2,466)	(15,735)	(4,947)	(15,854)
Net gain (loss) on exchange rates	(28)	(4)	28	(6)

	353	(13,419)	315	(11,479)

INCOME (LOSS) FROM CONSOLIDATED COMPANIES BEFORE INCOME TAXES AND MINORITY INTERESTS	(7,445)	(20,881)	(14,434)	12,088

INCOME TAX EXPENSE	52	40,810	166	55,572

LOSS BEFORE MINORITY INTERESTS	(7,497)	(61,691)	(14,600)	(43,484)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	(736)	(11,409)	(1,373)	(7,070)

NET LOSS FROM CONSOLIDATED COMPANIES	(6,761)	(50,282)	(13,227)	(36,414)

NET LOSS FROM UNCONSOLIDATED EQUITY AFFILIATE	(137)	—	(176)	—

NET LOSS	$(6,898)	$(50,282)	$(13,403)	$(36,414)

NET LOSS PER COMMON SHARE:
Basic	$(0.18)	$(1.35)	$(0.36)	$(0.98)

Diluted	$(0.18)	$(1.35)	$(0.36)	$(0.98)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,403)	$(36,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	298	10,376
Net loss from unconsolidated equity affiliate	176	—
Non-cash compensation-related charges	2,898	2,524
Minority interest in consolidated subsidiary companies	(1,373)	(7,070)
Deferred income tax	—	(2,557)
Changes in operating assets and liabilities:
Accounts and notes receivable	329	58,860
Advances to provisional equity affiliate	3,780	(9,186)
Prepaid expenses and other	162	705
Accounts payable	(354)	3,044
Accounts payable, related party	230	233
Accrued expenses	(4,504)	(9,270)
Accrued interest	(313)	15,628
Deferred revenue	—	4,489
Asset retirement liability	—	24
Income taxes payable	39	35,628

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,035)	67,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(287)	(1,473)
Investment in equity affiliate	(4,591)	—
Investments in provisional equity affiliate	—	(347)
Decrease in restricted cash	13,595	—
Investment costs	(5)	539

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,712	(1,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	251	849
Payments of notes payable	(9,302)	(2,884)

NET CASH USED IN FINANCING ACTIVITIES	(9,051)	(2,035)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,374)	63,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	148,079	163,019

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,705	$226,717

Supplemental Schedule of Noncash Investing and Financing Activities:
     During the six months ended June 30, 2007, we issued 0.3 million shares of restricted stock valued at $2.6 million. Also during the six months ended June 30, 2007, most of our employees elected to pay withholding tax on a 2004 restricted stock grant on a cashless basis which resulted in 8,793 shares being added to treasury stock at cost. In addition, 20,000 shares held in treasury were reissued as restricted stock.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Interim Reporting
     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2007, and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2006, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.
Organization
     Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and natural gas properties. We conduct our business principally in Venezuela through our subsidiary Harvest Vinccler, S.C.A. (“Harvest Vinccler”) in which we indirectly own an 80-percent interest. Effective April 1, 2006, our activities under our Operating Service Agreement (“OSA”) are reflected under the equity method of accounting. Since such activities are subject to the completion of the conversion of the OSA to Petrodelta S. A. (“Petrodelta”), we have not recorded any net earnings from such activities since April 1, 2006, including the three and six months ended June 30, 2007.
     On March 31, 2006, Harvest Vinccler signed a Memorandum of Understanding (the “MOU”) with two affiliates of PDVSA, Corporación Venezolana del Petroleo S.A. (“CVP”) and PDVSA Petroleo S.A. (“PPSA”), to convert the OSA into a minority interest in Petrodelta. On June 18, 2007, we announced that the Venezuela National Assembly approved the formation of Petrodelta and the direct award of the Isleño, El Salto and Temblador fields (the “New Fields”) to Petrodelta. Venezuela National Assembly approval clears the way for Harvest Vinccler, HNR Finance B.V. and CVP to execute the Contract of Conversion (the “Conversion Contract”). Upon execution of the Conversion Contract, Petrodelta will be formed. Upon receipt of the transfer decree formally transferring to Petrodelta the rights to the Uracoa, Tucupita and Bombal fields (“SMU fields”) and the New Fields and subject to the conditions of the Conversion Contract, the OSA will be cancelled, Harvest Vinccler will transfer substantially all of its tangible assets and contracts, permits and rights related to the SMU fields in Venezuela to Petrodelta. Petrodelta will engage in the exploration, production, gathering, transportation and storage of hydrocarbons from the SMU fields, as well as the New Fields awarded to Petrodelta by the Venezuela National Assembly. Upon completion of conversion, HNR Finance B.V. will have a 40 percent ownership interest in Petrodelta. As we indirectly own 80 percent of HNR Finance B.V., we will indirectly own a net 32 percent interest in Petrodelta and our partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), will indirectly own a net eight percent interest. CVP will own the remaining 60 percent. At our request, CVP has added HNR Finance B.V. as a party to the Conversion Contract. Petrodelta will be governed by its own Charter and By-Laws.
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

Revenue Recognition
     Oil and natural gas revenue is accrued monthly based on production and delivery. Until March 31, 2006, each quarter, Harvest Vinccler invoiced PDVSA Petroleo S.A., an affiliate of Petroleos de Venezuela S.A. (“PDVSA”), based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted U.S. Dollar contract service fees per barrel. The related OSA with PDVSA provided for Harvest Vinccler to receive an operating fee for each barrel of crude oil delivered and the right to receive a capital recovery fee for certain of its capital expenditures, provided that such operating fee and capital recovery fee could not exceed the maximum total fee per barrel set forth in the agreement. In August 2005, Harvest Vinccler and PDVSA executed a Transitory Agreement (the “Transitory Agreement”) which provided that the maximum total fee per barrel paid under the OSA could not exceed 66.67 percent of the total value of the crude oil as determined under an Annex to the Transitory Agreement. This limitation was applied retroactively to January 1, 2005 and approximates 47 percent of West Texas Intermediate (“WTI”). The operating fee was subject to quarterly adjustments to reflect changes in the special energy index of the U.S. Consumer Price Index. Until March 31, 2006, each quarter, Harvest Vinccler also invoiced PDVSA for natural gas sales based on a fixed price of $1.03 per Mcf. In addition, Harvest Vinccler agreed to sell to PDVSA 4.5 million barrels of oil stipulated as additional volumes resulting from the natural gas production (“Incremental Crude Oil”). A portion of the Incremental Crude Oil was invoiced to PDVSA quarterly at a fixed price of $7.00 per Bbl. The invoices were prepared and submitted to PDVSA by the end of the first month following the end of each calendar quarter, and payment was due from PDVSA by the end of the second month following the end of each calendar quarter. Harvest Vinccler has recorded deferred revenue of $11.2 million for 2005 and first quarter 2006 deliveries pending clarification on the calculation of crude prices under the Transitory Agreement.
     As of June 30, 2007, the conversion to Petrodelta had not yet been completed pending the execution of the Conversion Contract, formation of Petrodelta and receipt of the transfer decree. In April 2006, the Venezuelan National Assembly passed legislation unilaterally terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. This action, coupled with the unfinished conversion to Petrodelta, left Harvest Vinccler without a contractual means recognized by the government of Venezuela to address revenues or costs and expenses since March 31, 2006. As a result of this situation, our consolidated financial statements prepared in accordance with GAAP for the three and six months ended June 30, 2007 do not reflect the net results of our producing operations in Venezuela. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta is completed or there is a contractual means recognized by the government of Venezuela to address revenues, costs and expenses. Although the MOU provides that there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so. The equity method of accounting will be followed for Petrodelta to reflect our net 32 percent interest. At June 30, 2007, Harvest Vinccler had advances to fund operations outstanding to PDVSA of $15.4 million.
Cash and Cash Equivalents
     Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months. At June 30, 2007, Harvest Vinccler had 20.4 billion Venezuela Bolivars (“Bolivars”) which are shown in the June 30, 2007 financial statements as $9.5 million in cash and cash equivalents.
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
Earnings Per Share
     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 37.6 million and 37.5 million for the three and six months ended 2007, respectively, and 37.2 million and 37.1 million for the three and six months ended 2006, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 37.6 million and 37.5 million for the three and six months ended 2007, respectively, and 37.2 million and 37.1 million for the three and six months ended 2006, respectively.
     An aggregate of 1.7 million options to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and six months ended 2007, respectively. An aggregate of 0.9 million and 1.5 million options to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and six months ended 2006.
Stock-Based Compensation
     At June 30, 2007, we had several stock-based employee compensation plans, which are more fully described in Note 5 in our Annual Report on Form 10-K for the year ended 2006. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation as amended by SFAS No. 148 (“SFAS 148”), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Effective January 1, 2005, we adopted SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123R”) to all employee awards granted, modified, or settled after October 1, 2005. Awards under our plans vest in periodic installments after one year of their grant and expire seven to ten years from the grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the three and six months ended June 30, 2006 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
	(in thousands, except per share data)
Net loss, as reported	$(50,282)	$(36,414)
Add: Stock based employee compensation cost, net of tax	1,025	1,894
Less: Total stock-based employee compensation cost determined under fair value based method, net of tax	(1,028)	(1,928)

Net loss – proforma	$(50,285)	$(36,448)

Loss per share:
Basic — as reported	$(1.35)	$(0.98)

Basic — proforma	$(1.35)	$(0.98)

Diluted — as reported	$(1.35)	$(0.98)

Diluted — proforma	$(1.35)	$(0.98)

     Stock options of 0.1 million were exercised in the six months ended June 30, 2007 and 2006, respectively, resulting in cash proceeds of $0.3 million and $0.9 million, respectively.
Note 2 — Long-Term Debt
Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Note payable with interest at 10.0%	$39,535	$39,535
Note payable with interest at 10.0%	9,302	9,302
Note payable with interest at 10.0%	46,512	55,814

	95,349	104,651

Less current portion	47,442	37,674

	$47,907	$66,977

     On September 27, 2006, Harvest Vinccler entered into a three-year term loan with a Venezuelan bank for 105 billion Bolivars (approximately $48.8 million). The first principal payment is due 360 days after the funding date in the amount of 21 billion Bolivars (approximately $9.8 million), and 21 billion Bolivars (approximately $9.8 million) every 180 days thereafter. A payment in the amount of 20 billion Bolivars (approximately $9.3 million) was made on December 18, 2006. The interest rate for the first year is fixed at 10.0 percent and will be renegotiated for the second year subject to a maximum of 95 percent of the average interest rate charged by six major Venezuelan banks. This loan is collateralized by a $32.3 million deposit plus interest in a U.S. bank. The loan was used to meet income tax assessments and related interest of the SENIAT, the Venezuelan income tax authority.
     On October 3, 2006, Harvest Vinccler entered into a term loan with a Venezuelan bank for 20 billion Bolivars (approximately $9.3 million). The original loan matured on April 2, 2007. At maturity, Harvest Vinccler and the Venezuelan bank agreed to extend the loan for an additional 180 days subject to the same terms and conditions. The extended loan matures September 28, 2007 at a fixed interest rate of 10.0 percent. The loan was used to meet the SENIAT income tax assessments and related interest. This loan is collateralized by a $7.7 million deposit plus interest in a U.S. bank.

     On November 20, 2006, Harvest Vinccler entered into a three-year term loan with a Venezuelan bank for 120 billion Bolivars (approximately $55.8 million). The first principal payment was due 180 days after the funding date in the amount of 20 billion Bolivars (approximately $9.3 million), and 20 billion Bolivars (approximately $9.3 million) every 180 days thereafter. The interest rate for the first 180 days is fixed at 10.0 percent and may be adjusted from time to time thereafter within the limits set forth by the Central Bank of Venezuela or in accordance with the conditions in the financial market. The interest rate has not been adjusted. The loan is collateralized by a $33.7 million deposit plus interest in a U.S. bank. The loan was used to meet the SENIAT income tax assessments and related interest, refinance a portion of the 105 billion Bolivar loan and to fund operating requirements.
Note 3 — Commitments and Contingencies
     Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Harvest Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May 2003 by Excel alleging, among other things, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys’ fees. In October 2003, the Court abated the suit pending final judgment of a case pending in Louisiana to which we are not a party. In April 2007, the Court lifted the abatement and recently set the case for trial. We dispute Excel’s claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.
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
Harvest Vinccler disputes the Uracoa tax assessments and believes it has a substantial basis for its positions. Harvest Vinccler is unable to estimate the amount or range of any possible loss. As a result of the SENIAT’s interpretation of the tax code as it applies to operating service agreements, Harvest Vinccler has filed claims against the Uracoa Municipality in the Tax Court in Caracas for the refund of all municipal taxes paid since 1997.
     Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the SMU fields are located as follows:
•	One claim was filed in April 2005 alleging the failure to pay taxes at a new rate set by the Municipality. Harvest Vinccler has filed a motion to enjoin and dismiss the claim with the Tax Court in Barcelona, Venezuela.

•	Two claims were filed in July 2004. One claim relates to the period 2003 through 2006 and seeks to impose a tax on interest paid by PDVSA under the Operating Services Agreement. The second claim alleges a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest

Vinccler has filed a motion to enjoin and dismiss the claims with the Tax Court in Barcelona, Venezuela.

•	Two claims were filed in July 2007 seeking to impose penalties on tax assessments filed and settled in 2004. Harvest Vinccler has filed a motion to enjoin and dismiss the claims with the Tax Court in Barcelona.
Harvest Vinccler disputes the Libertador allegations set forth in the assessments and believes it has a substantial basis for its position. Harvest Vinccler is unable to estimate the amount or range of any possible loss. As a result of the SENIAT’s interpretation of the tax code as it applies to operating service agreements, Harvest Vinccler has filed claims against the Libertador Municipality in the Tax Court in Caracas for the refund of all municipal taxes paid since 2002
     In June 2007, the SENIAT issued an assessment in the amount of $0.4 million for Harvest Vinccler’s failure to withhold value added tax (“VAT”) from vendors during 2005. The SENIAT has recognized a payment made by Harvest Vinccler in 2006 for the under withheld VAT and has partially confirmed that some of the affected vendors have remitted the under withheld VAT. Harvest Vinccler has received credit, less penalties and interest, from the SENIAT for the VAT remitted by the vendors. Harvest Vinccler has filed claims against the SENIAT for the portion of VAT not recognized by the SENIAT and believes it has a substantial basis for its position.
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
Note 4 — Taxes
Taxes Other Than on Income
     Harvest Vinccler paid municipal taxes on operating fee revenues it received under the OSA for oil deliveries from the SMU fields. The components of taxes other than on income were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Venezuelan Municipal Taxes	$—	$19	$—	$2,162
Franchise Taxes	37	38	90	76
Payroll and Other Taxes	148	121	332	339

	$185	$178	$422	$2,577

Note 5 — Operating Segments
     We regularly allocate resources to, and assess the performance of, our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. As a result of the situation in Venezuela, our GAAP consolidated financial statements for the three and six months ended June 30, 2007, do not reflect the net results of our producing operations in Venezuela. See Note 6 – Venezuela. Revenue from Venezuela is derived primarily from the delivery and sale of oil and natural gas. Operations included under the heading “United States and Other” include corporate management, cash management, business development and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and Other segment and are not allocated to other operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Segment Revenues
Oil and gas sales:
Venezuela oil and gas sales	$—	$334	$—	$59,506

Segment Income (Loss)
Venezuela	$(2,960)	$(45,638)	$(5,490)	$(28,282)
United States and other	(3,938)	(4,644)	(7,913)	(8,132)

Net loss	$(6,898)	$(50,282)	$(13,403)	$(36,414)

	June 30,	December 31,
	2007	2006
	(in thousands)
Operating Segment Assets
Venezuela	$264,147	$306,289
United States and other	152,414	155,973

	416,561	462,262
Intersegment eliminations	(19,681)	(39,551)

	$396,880	$422,711

Note 6 — Venezuela
     Currently, our only producing assets are in Venezuela. Since 1992, Harvest Vinccler has been providing operating services to PDVSA for the SMU fields under the OSA. However, beginning in 2005, the government of Venezuela initiated a series of actions to compel companies with operating service agreements to convert those agreements into new companies in which PDVSA would have a majority interest. On March 31, 2006, Harvest Vinccler signed a MOU with two affiliates of PDVSA, CVP and PPSA, to convert the OSA into a minority interest in Petrodelta. The MOU is subject to certain conditions, including execution of the Conversion Contract and Venezuelan government approvals. On August 16, 2006, the MOU was amended to provide for the addition of the New Fields to Petrodelta as additional consideration for our conversion of the OSA to Petrodelta. On December 18, 2006, at a Special Meeting of the Stockholders of Harvest Natural Resources, Inc., the transactions contemplated by the MOU were approved. On June 18, 2007, we announced that the Venezuela National Assembly approved the formation of Petrodelta and the direct award of the New Fields to Petrodelta. We await the execution of the Conversion Contract, formation of Petrodelta and receipt of the transfer decree, all of which are necessary to complete the conversion. Based on our ongoing discussions with Venezuelan officials and the recent action by the Venezuela National Assembly, we believe the conversion will be completed, but we cannot provide assurance when or if it will occur.
     In April 2006, the Venezuela National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. This action, coupled with the unfinished conversion to Petrodelta, has left Harvest Vinccler without a contractual means recognized by the government of Venezuela to address revenues or costs and expenses since March 31, 2006. As a result of this situation, our consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2006 and the three and six months ended June 30, 2007, do not reflect the net results of our producing operations in Venezuela. We will not be able to include the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta is completed or there is a contractual means recognized by the government of Venezuela to address revenues, costs and expenses. Although the MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006, this adjustment will not occur until the conversion is completed.

     Since signing the MOU, CVP has designated Petrodelta’s board members, a General Manager and President, each of whom influence Harvest Vinccler’s operations and staffing. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela, and since April 1, 2006, it has accrued cash advances of $58.0 million to fund operations. At the request of PDVSA, Harvest Vinccler invoiced PDVSA for these costs and as of July 12, 2007, $42.6 million, representing April 2006 through February 2007 advances, have been reimbursed.
Note 7 — Domestic Operations
     In January 2007, we purchased a 45 percent interest in Fusion Geophysical, L.L.C. (“Fusion”) for $4.6 million. Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering. Our minority equity investment in Fusion is accounted for using the equity method of accounting. Operating Revenue and Total Assets represent 100 percent of Fusion. No dividends were paid during the period. Summarized financial information for Fusion follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
	(in thousands)
Operating Revenues	$1,478	$3,051

Net Income	$71	$338
Equity interest in unconsolidated equity affiliate	45%	45%

Net income from unconsolidated equity affiliate	32	152
Amortization of fair value of intangibles	(169)	(328)

Net loss from unconsolidated equity affiliate	$(137)	$(176)

June 30,
2007
Current assets	$3,677
Total assets	13,884
Current liabilities	875
Total liabilities	885

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, “forecast”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for our undeveloped reserves, conversion of Venezuelan assets to Petrodelta, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties, risks incumbent to being a minority shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company’s ability to acquire oil and natural gas properties that meet its objectives, changes in operating costs, overall economic conditions, political instability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended 2006, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.
Venezuela
     In June 2007, the Venezuela National Assembly approved the formation of mixed company Petrodelta, S.A. (“Petrodelta”) and the direct award of three additional fields to Petrodelta. Venezuela National Assembly approval is a key event to finalizing the conversion of our Operating Services Agreement (the “OSA”) to a mixed company. An 80 percent owned Harvest affiliate will own 40 percent of Petrodelta and Corporación Venezolana del Petroleo S.A. (“CVP”) will own the remaining 60 percent.
     The new fields, Isleño, Temblador and El Salto (the “New Fields”), awarded to Petrodelta are geographically close to the Uracoa, Tucupita and Bombal fields (the “SMU fields”) and have the same geology and productive formations as the SMU fields operated by our Venezuelan subsidiary, Harvest Vinccler S.C.A. (“Harvest Vinccler”) under the OSA. The award of the New Fields will allow us to apply, on a much broader scale, the same technologies we used in developing the SMU fields which resulted in materially improved oil recovery. The New Fields and the SMU fields will be developed under a 20-year grant from the Venezuelan government.
     Venezuela National Assembly approval clears the way for execution of the Contract of Conversion (the “Conversion Contract”) followed by the formation of Petrodelta and receipt of a transfer decree formally transferring to Petrodelta the rights to the SMU fields and the New Fields. Upon completion of these steps, an economic adjustment will be made to obtain the same economic result as if the conversion had been completed on April 1, 2006.
     As a part of the Conversion Contract, Harvest Vinccler and CVP have agreed upon a business plan that is expected to maximize the value of Petrodelta’s hydrocarbon resources by: 1) increasing oil and gas production, 2) converting unproved reserves to proved reserves through targeted drilling, and 3) adding additional discovered reserves through exploration. Petrodelta is expected to begin implementation of the business plan as soon as possible after it is formed and receives the transfer decree. Harvest Vinccler and CVP initiated a bidding and selection process during the second quarter for three drilling rigs, two workover rigs, long-lead drilling and workover materials and acquisition of seismic over the Isleño field and a portion of the El Salto field. Harvest Vinccler and CVP have selected one drilling rig and one workover rig. Long-lead drilling and workover materials have been ordered. In addition, Harvest Vinccler has begun to increase staff to support the drilling programs.

Petrodelta’s cash flow from operations is expected to fund operating and capital expenditure requirements as well as periodic dividends to its shareholders.
     For a more complete description of the Conversion Contract, our interest in Petrodelta and the fields to be developed by Petrodelta, see Item 1 Business in our Annual Report on Form 10-K for the year ended 2006.
     We had a loss of $13.4 million, or $0.36 per diluted share, for the six months ended June 30, 2007. The loss is due to the continued inability to recognize equity earnings for the producing operations in Venezuela. As we described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and in our Annual Report on Form 10-K for the year ended 2006, we will not be able to report the results of our Venezuelan operations in our consolidated financial statements until the conversion to Petrodelta is completed or there is a contractual means recognized by the government of Venezuela to address revenues, costs and expenses. The economic adjustment to obtain the same economic result as if the conversion had been completed on April 1, 2006 will not occur until the conversion is completed. Based on our ongoing discussions with Venezuelan officials and the recent action by the Venezuela National Assembly, we believe the conversion will be completed, but we cannot provide assurance when or if it will occur.
     Through July 2007, we have been reimbursed $13.9 million by PDVSA for advances to fund operations during the first quarter of 2007.
     Certain operating statistics for the three and fifteen month periods ended June 30, 2007 for the SMU fields operated by Harvest Vinccler are set forth below. This information is provided at 100 percent, without reduction for our interest under the OSA or our ownership interest in Petrodelta. While we believe this information to be accurate, no representation is made with respect to what will be reflected in our consolidated financial statements after completing the conversion to Petrodelta. This information may not be representative of future results.

	Three Months Ended	Fifteen Months Ended
	June 30, 2007	June 30, 2007
Oil production (million barrels)	1.3	8.0
Natural gas production (billion cubic feet)	3.4	18.2
Barrels of oil equivalent (million barrels)	1.9	11.0
Cash operating costs ($millions)	11.5	53.8
Capital expenditures ($millions)	0.5	4.2
     Crude oil delivered from the SMU fields to PDVSA will be priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Crude oil prices that would be paid for the oil production if the Conversion Contract were in place cannot yet be calculated as an element of the pricing formula has not been set. Market prices for crude oil of the type produced in the fields operated by Harvest Vinccler averaged approximately $54.30 and $48.53 a barrel for the three and fifteen months ended June 30, 2007, respectively. The price for natural gas that would be paid under the Conversion Contract is $1.54 per thousand cubic feet.
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
Business Strategy
     Our strategy is to identify, access and integrate hydrocarbon assets in countries where the broad perception of political risk constrains investment. Political risk can be inefficiently priced compared with geologic, production and other types of risk and is best managed by creating a diversified international portfolio focused on organic growth of undeveloped and underdeveloped fields, field redevelopments and exploration. Exploration will become a larger part of our overall portfolio with the acquisition of prospects in proven active hydrocarbon systems that are technically driven with a low entry cost and high resource potential. Acquisitions of producing properties remain very competitive.

Management Changes
     Effective May 17, 2007, Keith L. Head was elected Vice President, General Counsel and Corporate Secretary. The election is due to the retirement of former Senior Vice President, General Counsel and Corporate Secretary, Kerry R. Brittain.
Capital Resources and Liquidity
     Debt. We have semi-annual principal obligations of $9.8 million and $9.3 million on the Harvest Vinccler loans. We have no other debt obligations.
     Working Capital. Our capital resources and liquidity are affected by the conversion to Petrodelta and the ability of Petrodelta to declare dividends.
     The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	$(12,035)	$67,014
Net cash provided by (used in) investing activities	8,712	(1,281)
Net cash used in financing activities	(9,051)	(2,035)

Net increase (decrease) in cash	$(12,374)	$63,698

     At June 30, 2007, we had current assets of $191.4 million and current liabilities of $87.2 million, resulting in working capital of $104.2 million and a current ratio of 2.2:1. This compares with a working capital of $117.6 million and a current ratio of 2.4:1 at December 31, 2006. The decrease in working capital of $13.4 million was primarily due to payment of debt.
     Cash Flow from Operating Activities. During the six months ended June 30, 2007, net cash used in operating activities was approximately $12.0 million. During the six months ended June 30, 2006, net cash provided by operating activities was $67.0 million. The $79.0 million decrease was primarily due to our inability to recognize results of operations from producing properties in Venezuela since April 1, 2006.
     Cash Flow from Investing Activities. During the six months ended June 30, 2007 and 2006, we had limited production-related capital expenditures. In January 2007, we purchased a 45 percent interest in Fusion Geophysical, L.L.C. for $4.6 million. Restricted cash of $13.6 million was released and returned to us during the six months ended June 30, 2007. During the six months ended June 30, 2006, we had workover and production-related expenditures of approximately $0.3 million. The reduction in capital expenditures is due to the continued suspension of our drilling program and the fact that the conversion of the OSA to Petrodelta has not been finalized. We continue to advance funds during the period prior to the conversion for maintenance of the existing wells. After the conversion to Petrodelta, our capital commitments will be determined by the business plan provided for in the Conversion Contract and the annual budget approved by the Petrodelta Board of Directors to implement the business plan. Outside of Venezuela, our capital commitments support our business development efforts and are substantially at our discretion.
     Cash Flow from Financing Activities. During the six months ended June 30, 2007, Harvest Vinccler repaid 20.0 billion Bolivars (approximately $9.3 million) of its Bolivar denominated debt. During the six months ended June 30, 2006, Harvest Vinccler repaid $2.9 million of its U. S. Dollar debt (comprised of one payment of $0.3 million and two payments of $1.3 million on the variable rate loans).
     Stock Purchase Plan. In June 2007, we announced that our Board of Directors had authorized the purchase of up to $50 million of our common stock from time to time through open market transactions. We believe the June 2007 Venezuela National Assembly approval of the formation of Petrodelta and the direct award of the New Fields to Petrodelta eliminated much of the uncertainty surrounding the conversion of our OSA to Petrodelta. We also believe that Harvest stock remains undervalued and that the investment in the shares of our Company represents an attractive alternative to holding cash in excess of our near-term needs. Given our cash balances and the expectation Petrodelta will internally fund its activities, we have sufficient cash to undertake this buyback program as well as to fund an active development and exploration program in other countries. As of June 30, 2007, no stock had been purchased under the program.
Results of Operations
     You should read the following discussion of the results of operations for the three and six months ended June 30, 2007 and 2006 and the financial condition as of June 30, 2007 and December 31, 2006 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2006.
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
     We reported a net loss of $6.9 million, or $0.18 diluted earnings per share, for the three months ended June 30, 2007 compared with a net loss of $50.3 million, or $1.35 diluted earnings per share, for the three months ended June 30, 2006.
Total expenses and other non-operating (income) expense (in millions):

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)
General and administrative	$7.6	$6.9	$0.7
Taxes other than on income	0.2	0.2	—
Investment earnings and other	(2.8)	(2.3)	(0.5)
Interest expense	2.5	15.7	(13.2)

	$7.5	$20.5	$(13.0)

     General and administrative expenses increased due to the $1.1 million settlement of a labor dispute in Venezuela. Investment earnings and other increased due to higher interest rates earned on cash balances. Interest expense decreased due to the payment of Harvest Vinccler’s tax assessments in the three months ended June 30, 2006 offset by higher average outstanding debt balances in the three months ended June 30, 2007.
     Income tax expense decreased due to lower taxable income as a result of our inability to recognize the results of our Venezuelan operations in the three months ended June 30, 2007 and the payment of Harvest Vinccler’s tax assessments in the three months ended June 30, 2006.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
     We reported a net loss of $13.4 million, or $0.36 diluted earnings per share, in the six months ended June 30, 2007 compared with a net loss of $36.4 million, or $0.98 diluted earnings per share, in the six months ended June 30, 2006.
     Total expenses and other non-operating (income) expense (in millions):

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)
General and administrative	$14.0	$13.7	$0.3
Taxes other than on income	0.4	2.6	(2.2)
Investment earnings and other	(5.2)	(4.4)	(0.8)
Interest expense	4.9	15.9	(11.0)

	$14.1	$27.8	$(13.7)

     General and administrative expenses increased due to the $1.1 million settlement of a labor dispute in Venezuela offset by lower business development costs. Taxes other than on income decreased due to the elimination of municipal taxes which were based on oil deliveries under the OSA.
     Investment earnings and other increased due to higher interest rates earned on cash balances. Interest expense decreased due to the payment of Harvest Vinccler’s tax assessments in the three months ended June 30, 2006 offset by higher average outstanding debt balances in the three months ended June 30, 2007.
     Income tax expense decreased due to lower taxable income as a result of our inability to recognize the results of our Venezuelan operations in the three months ended June 30, 2007 and the payment of Harvest Vinccler’s tax assessments in the three months ended June 30, 2006.
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
     During the six months ended June 30, 2007, our net foreign exchange gains attributable to our international operations were minimal. The U.S. Dollar and Bolivar exchange rates have not been adjusted since March 2005. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. Dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.
Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from the adverse changes of the situation in Venezuela, and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2006. The information about market risk for the six months ended June 30, 2007 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended 2006.
Item 4. Controls and Procedures
     The Securities and Exchange Commission adopted rules requiring, among other things, that reporting companies maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
     Based on their evaluation as of June 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods as specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Harvest Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May 2003 by Excel alleging, among other things, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys’ fees. In October 2003, the Court abated the suit pending final judgment of a case pending in Louisiana to which we are not a party. In April 2007, the Court lifted the abatement and recently set the case for trial. We dispute Excel’s claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.
     Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the SMU fields are located as follows:
•	One claim was filed in April 2005 alleging the failure to pay taxes at a new rate set by the Municipality. Harvest Vinccler has filed a motion to enjoin and dismiss the claim with the Tax Court in Barcelona, Venezuela.

•	Two claims were filed in July 2004. One claim relates to the period 2003 through 2006 and seeks to impose a tax on interest paid by PDVSA under the Operating Services Agreement. The second claim alleges a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a motion to enjoin and dismiss the claims with the Tax Court in Barcelona, Venezuela.

•	Two claims were filed in July 2007 seeking to impose penalties on tax assessments filed and settled in 2004. Harvest Vinccler has filed a motion to enjoin and dismiss the claims with the Tax Court in Barcelona.
Harvest Vinccler disputes the Libertador allegations set forth in the assessments and believes it has a substantial basis for its position. Harvest Vinccler is unable to estimate the amount or range of any possible loss. As a result of the SENIAT’s interpretation of the tax code as it applies to operating service agreements, Harvest Vinccler has filed claims against the Libertador Municipality in the Tax Court in Caracas for the refund of all municipal taxes paid since 2002.
     In June 2007, the SENIAT issued an assessment in the amount of $0.4 million for Harvest Vinccler’s failure to withhold valued added tax (“VAT”) from vendors during 2005. The SENIAT has recognized a payment made by Harvest Vinccler in 2006 for the under withheld VAT and has partially confirmed that some of the affected vendors have remitted the under withheld VAT. Harvest Vinccler has received credit, less penalties and interest, from the SENIAT for the VAT remitted by the vendors. Harvest Vinccler has filed claims against the SENIAT for the portion of VAT not recognized by the SENIAT and believes it has a substantial basis for its position.
     See our Annual Report on Form 10-K for the year ended 2006 and our Quarterly Report on Form 10-Q for the period ended March 31, 2007, for a description of certain other legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.
Item 1A. Risk Factors
     In June 2007, the Venezuelan National Assembly approved the formation of Petrodelta and the direct award of the New Fields to Petrodelta. We believe this event significantly lessens the risk that conversion will not be completed. Once Venezuela Assembly approval was granted, the other operating service agreements completed the conversion to a mixed company in an orderly fashion.
     We are adding an exploration component to diversify our overall portfolio. In many international locations we may be required to post performance bonds in support of a work program. Exploration drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to, unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, fires, explosions, blowouts and surface cratering and shortages or delays in the delivery of equipment. Certain future drilling activities may not be successful and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.
     There have been no other material changes during the six months ended June 30, 2007 to our risk factors as set forth in our Annual Report. See our Annual Report on Form 10-K for the year ended 2006 under Item 1A Risk Factors for a description of other risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 17, 2007, the following items were voted on by the Stockholders:
1.	To approve the Election of Directors:

	Votes in Favor	Votes Against/Withheld
Stephen D. Chesebro’	34,215,317	886,035
John U. Clarke	34,001,755	1,099,597
James A. Edmiston	34,754,310	347,042
H. H. Hardee	34,213,757	887,595
Patrick M. Murray	34,755,159	346,193
J. Michael Stinson	34,135,256	966,096
2.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the year ended December 31, 2007:

		Abstentions/Broker
Votes in Favor	Against/Withheld Votes	Non-Votes
34,884,196	106,579	110,577
Item 5. Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since our Schedule 14A filed on April 3, 2007.
Item 6. Exhibits
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Second Amended and Restated Rights Agreement, dated as of April 15, 2005, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 29, 2005, File No. 1-10762).

10.1	Employment Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head.

10.2	Stock Option Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head.

10.3	Employee Restricted Stock Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head.

10.4	Separation Agreement dated July 16, 2007 between Harvest Natural Resources, Inc. and Kerry R. Brittain.

10.5	Consulting Agreement dated July 16, 2007 between Harvest Natural Resources, Inc. and Kerry R. Brittain.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
Dated: July 25, 2007	By:	/s/James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: July 25, 2007	By:	/s/Steven W. Tholen
Steven W. Tholen
Senior Vice President - Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

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

10.1	Employment Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head.

10.2	Stock Option Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head.

10.3	Employee Restricted Stock Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head.

10.4	Separation Agreement dated July 16, 2007 between Harvest Natural Resources, Inc. and Kerry R. Brittain.

10.5	Consulting Agreement dated July 16, 2007 between Harvest Natural Resources, Inc. and Kerry R. Brittain.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.