Form 10-Q
period 2007-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2007-11-01
CIK 845289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007 or

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
Yes ☐      No ☑
          At October 25, 2007, 34,884,266 shares of the registrant’s common stock were outstanding.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,822	$148,079
Restricted cash	6,817	15,888
Accounts and notes receivable:
Joint interest and other, net	9,717	9,811
Advances to provisional equity affiliate	12,989	19,146
Deferred income tax	5,608	5,608
Prepaid expenses and other	1,018	1,246

TOTAL CURRENT ASSETS	143,971	199,778

RESTRICTED CASH	48,957	73,001
OTHER ASSETS	176	176
INVESTMENT IN EQUITY AFFILIATE	4,180	—
INVESTMENT IN PROVISIONAL EQUITY AFFILIATE	146,436	146,436
PROPERTY AND EQUIPMENT:
Oil and gas properties (full cost method — costs of $2,947 and $2,900 excluded from amortization in 2007 and 2006, respectively)	2,947	2,900
Other administrative property	1,421	1,375

	4,368	4,275
Accumulated depletion, depreciation and amortization	(1,044)	(955)

	3,324	3,320

	$347,044	$422,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$4,081	$3,827
Accounts payable, related party	9,985	9,637
Accrued expenses	9,560	12,975
Accrued interest	5,023	6,850
Deferred revenue	11,217	11,217
Income taxes payable	886	34
Current portion of long-term debt	19,534	37,674

TOTAL CURRENT LIABILITIES	60,286	82,214
LONG-TERM DEBT	47,442	66,977
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	29,785	28,634
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares; issued 38,267 shares at September 30, 2007 and 37,974 shares at December 31, 2006	383	380
Additional paid-in capital	198,816	194,176
Retained earnings	46,156	54,174
Treasury stock, at cost, 3,669 shares at September 30, 2007 and 770 shares at December 31, 2006	(35,824)	(3,844)

TOTAL STOCKHOLDERS’ EQUITY	209,531	244,886

	$347,044	$422,711

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
REVENUES
Oil sales	$—	$—	$—	$54,858
Gas sales	—	—	—	4,648

	—	—	—	59,506

EXPENSES
Operating expenses	—	—	—	9,241
Depletion, depreciation and amortization	44	62	342	10,438
General and administrative	5,959	6,417	19,988	20,162
Taxes other than on income	66	1,175	488	3,752

	6,069	7,654	20,818	43,593

INCOME (LOSS) FROM OPERATIONS	(6,069)	(7,654)	(20,818)	15,913

OTHER NON-OPERATING INCOME (EXPENSE)
Gain on financing transactions	15,042	—	15,042	—
Investment earnings and other	2,307	2,435	7,541	6,816
Interest expense	(2,262)	(5,069)	(7,209)	(20,923)
Net gain (loss) on exchange rates	(11)	(16)	17	(22)

	15,076	(2,650)	15,391	(14,129)

INCOME (LOSS) FROM CONSOLIDATED COMPANIES BEFORE INCOME TAXES AND MINORITY INTERESTS	9,007	(10,304)	(5,427)	1,784

INCOME TAX EXPENSE	863	5,338	1,029	60,910

INCOME (LOSS) BEFORE MINORITY INTERESTS	8,144	(15,642)	(6,456)	(59,126)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	2,524	(2,044)	1,151	(9,114)

INCOME (LOSS) FROM CONSOLIDATED COMPANIES	5,620	(13,598)	(7,607)	(50,012)

NET LOSS FROM UNCONSOLIDATED EQUITY AFFILIATE	(235)	—	(411)	—

NET INCOME (LOSS)	$5,385	$(13,598)	$(8,018)	$(50,012)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.15	$(0.36)	$(0.22)	$(1.34)

Diluted	$0.14	$(0.36)	$(0.22)	$(1.34)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,018)	$(50,012)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	342	10,438
Net loss from unconsolidated equity affiliate	411	—
Non-cash compensation-related charges	4,384	3,816
Gain on financing transactions	(15,042)	—
Minority interest in consolidated subsidiary companies	1,151	(9,114)
Deferred income tax	—	(2,556)
Changes in operating assets and liabilities:
Accounts and notes receivable	94	58,217
Advances to provisional equity affiliate	6,157	(17,234)
Prepaid expenses and other	228	1,296
Accounts payable	254	3,034
Accounts payable, related party	348	318
Accrued expenses	(3,588)	(10,933)
Accrued interest	(1,827)	20,597
Deferred revenue	—	4,489
Asset retirement liability	—	24
Income taxes payable	852	3,328

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,254)	15,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(346)	(1,554)
Investment in equity affiliate	(4,591)	—
Investments in provisional equity affiliate	—	(76)
(Increase)/Decrease in restricted cash	33,115	(45,560)
Investment costs	—	533

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	28,178	(46,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	541	874
Purchase of treasury stock	(32,089)	—
Proceeds from issuance of notes payable	—	53,837
Payments of notes payable	(22,633)	(5,467)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(54,181)	49,244

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,257)	18,295

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	148,079	163,019

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,822	$181,314

Supplemental Schedule of Noncash Investing and Financing Activities:
     During the nine months ended September 30, 2007, we issued 0.3 million shares of restricted stock valued at $2.6 million; most of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 16,042 shares being added to treasury stock at cost; and 20,000 shares held in treasury were reissued as restricted stock.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Interim Reporting
     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended 2006, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.
Organization
     Harvest Natural Resources, Inc. is engaged in the exploration, development, production and management of oil and natural gas properties. We conduct our business principally in Venezuela through our subsidiary Harvest Vinccler, S.C.A. (“Harvest Vinccler”) in which we indirectly own an 80-percent interest. Effective April 1, 2006, our activities under our Operating Service Agreement (“OSA”) are reflected under the equity method of accounting. Since such activities are subject to the completion of the conversion of the OSA to Petrodelta S. A. (“Petrodelta”), we have not recorded any net earnings from such activities since April 1, 2006, including the three and nine months ended September 30, 2007.
     On March 31, 2006, Harvest Vinccler signed a Memorandum of Understanding (the “MOU”) with two affiliates of PDVSA, Corporación Venezolana del Petroleo S.A. (“CVP”) and PDVSA Petroleo S.A. (“PPSA”), to convert the OSA into a minority interest in Petrodelta. On June 18, 2007, we announced that the Venezuela National Assembly approved the formation of Petrodelta and the direct award of the Isleño, El Salto and Temblador fields (the “New Fields”) to Petrodelta. Venezuela National Assembly approval cleared the way for Harvest Vinccler, HNR Finance B.V. and CVP to execute the Contract of Conversion (the “Conversion Contract”). On September 11, 2007, we signed the Conversion Contract, and on October 3, 2007, together with CVP, we formed and funded Petrodelta. On October 25, 2007, the Presidential Decree which formally transfers to Petrodelta the rights to the Uracoa, Tucupita and Bombal fields (“SMU fields”) and the New Fields subject to the conditions of the Conversion Contract was published in the Official Gazette. Harvest Vinccler will transfer substantially all of its tangible assets and contracts, permits and rights related to the SMU fields in Venezuela to Petrodelta. Petrodelta will engage in the exploration, production, gathering, transportation and storage of hydrocarbons from the SMU fields and New Fields. After conversion, HNR Finance B.V. will have a 40 percent ownership interest in Petrodelta. As we indirectly own 80 percent of HNR Finance B.V., we will indirectly own a net 32 percent interest in Petrodelta and our partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), will indirectly own a net eight percent interest. CVP will own the remaining 60 percent. At our request, CVP has added HNR Finance B.V. as a party to the Conversion Contract. Petrodelta will be governed by its own Charter and By-Laws.
Principles of Consolidation
     The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies in which we have significant influence. All intercompany profits, transactions and balances have been eliminated.

Reporting and Functional Currency
     The United States (“U.S.”) Dollar is our functional and reporting currency.
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
     As of September 30, 2007, the conversion to Petrodelta had not yet been completed pending the receipt of the transfer decree; however, on October 25, 2007, the Presidential Decree which formally transfers to Petrodelta the rights to the SMU fields and New Fields was published in the Official Gazette. In April 2006, the Venezuelan National Assembly passed legislation unilaterally terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. This action, coupled with the unfinished conversion to Petrodelta, as of September 30, 2007, left Harvest Vinccler without a contractual means recognized by the government of Venezuela to address revenues or costs and expenses since March 31, 2006. As a result of this situation, our consolidated financial statements prepared in accordance with GAAP for the three and nine months ended September 30, 2007 do not reflect the net results of our producing operations in Venezuela. We expect to include the results of our Venezuelan operations in our consolidated financial statements in the fourth quarter 2007 since the conversion to Petrodelta is complete. The MOU provides that there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006. This adjustment should occur now that conversion is completed. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela and continues to incur expenses in doing so. At the request of PDVSA, these costs have been invoiced, and costs through June 2007 have been reimbursed. The equity method of accounting will be followed for Petrodelta to reflect our net 32 percent interest. At September 30, 2007, Harvest Vinccler had advances to fund operations outstanding to PDVSA of $13.0 million.
Cash and Cash Equivalents
     Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months. At September 30, 2007, Harvest Vinccler had 17.5 billion Venezuelan Bolivars (“Bolivars”) which are shown in the September 30, 2007 financial statements as $8.1 million in cash and cash equivalents. The Bolivars will be used to settle Harvest Vinccler’s Venezuelan bank debt obligations and the operating needs of its Caracas office.

Restricted Cash
     Restricted cash represents cash and cash equivalents held in U.S. banks used as collateral for Harvest Vinccler’s line of credit and loan agreements, and is classified as current or non-current based on the terms of the agreements. See Note 2 — Long-Term Debt.
Minority Interests
     We record a minority interest attributable to the minority shareholder of our Venezuela and Barbados subsidiaries. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.
Earnings Per Share
     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 36.3 million and 37.1 million for the three and nine months ended September 30, 2007, respectively, and 37.3 million and 37.2 million for the three and nine months ended September 30, 2006, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 37.9 million and 37.1 million for the three and nine months ended September 30, 2007, respectively, and 37.3 million and 37.2 million for the three and nine months ended September 30, 2006, respectively.
     An aggregate of 1.1 million and 1.6 million options to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and nine months ended September 30, 2007, respectively. An aggregate of 1.3 million and 1.5 million options to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and nine months ended September 30, 2006.
Stock-Based Compensation
     At September 30, 2007, we had several stock-based employee compensation plans, which are more fully described in Note 5 in our Annual Report on Form 10-K for the year ended 2006. Prior to 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation as amended by SFAS No. 148 (“SFAS 148”), prospectively to all employee awards granted, modified, or settled after January 1, 2003. Effective January 1, 2005, we adopted SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123R”) to all employee awards granted, modified, or settled after October 1, 2005. Awards under our plans vest in periodic installments after one year of their grant and expire seven to ten years from the grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income in the three and nine months ended September 30, 2006 is different than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
	(in thousands, except per share data)
Net loss, as reported	$(13,598)	$(50,012)
Add: Stock based employee compensation cost, net of tax	1,084	2,978
Less: Total stock-based employee compensation cost determined under fair value based method, net of tax	(1,078)	(3,006)

Net loss — proforma	$(13,592)	$(50,040)

Loss per share:
Basic — as reported	$(0.36)	$(1.34)

Basic — proforma	$(0.36)	$(1.35)

Diluted — as reported	$(0.36)	$(1.34)

Diluted — proforma	$(0.36)	$(1.35)

     Stock options of 0.2 million and 0.1 million were exercised in the nine months ended September 30, 2007 and 2006, respectively, resulting in cash proceeds of $0.4 million and $0.9 million, respectively.
Note 2 — Long-Term Debt
Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Note payable with interest at 10.0%	$29,767	$39,535
Note payable with interest at 10.0%	—	9,302
Note payable with interest at 10.0%	37,209	55,814

	66,976	104,651

Less current portion	19,534	37,674

	$47,442	$66,977

     On September 27, 2006, Harvest Vinccler entered into a three-year term loan with a Venezuelan bank for 105 billion Bolivars (approximately $48.8 million). The first principal payment was due 360 days after the funding date in the amount of 21 billion Bolivars (approximately $9.8 million), and 21 billion Bolivars (approximately $9.8 million) every 180 days thereafter. The interest rate for the first year was fixed at 10.0 percent and was renegotiated for the second year subject to a maximum of 95 percent of the average interest rate charged by six major Venezuelan banks. The interest rate was adjusted to 12.5 percent on October 1, 2007. This loan is collateralized by a $23.2 million deposit plus interest in a U.S. bank. The loan was used to meet income tax assessments and related interest of the SENIAT, the Venezuelan income tax authority.
     On October 3, 2006, Harvest Vinccler entered into a term loan with a Venezuelan bank for 20 billion Bolivars (approximately $9.3 million). The original loan matured on April 2, 2007. At maturity, Harvest Vinccler and the Venezuelan bank agreed to extend the loan for an additional 180 days subject to the same terms and conditions. The extended loan matured September 28, 2007 at a fixed interest rate of 10.0 percent. The loan was repaid on September 28, 2007.
     On November 20, 2006, Harvest Vinccler entered into a three-year term loan with a Venezuelan bank for 120 billion Bolivars (approximately $55.8 million). The first principal payment was due 180 days after the funding date in the amount of 20 billion Bolivars (approximately $9.3 million), and 20 billion Bolivars (approximately $9.3 million) every 180 days thereafter. The interest rate for the first 180 days was fixed at 10.0 percent and may be adjusted from time to time thereafter within the limits set forth by the Central Bank of Venezuela or in accordance with the conditions in the financial market. The interest rate was adjusted to 12.5 percent on October 1, 2007. The loan is collateralized by a $32.5 million deposit plus interest in a U.S. bank. The loan was used to meet the SENIAT income tax assessments and related interest, refinance a portion of the 105 billion Bolivar loan and to fund operating requirements.
     During the nine months ended September 30, 2007, we exchanged through an intermediary, U.S. government securities for U.S. Dollar indexed Venezuelan government securities that can only be converted into Bolivars. The additional Bolivars were used to pay down the Bolivar denominated debt. Harvest Vinccler has reduced its Bolivar denominated debt to 20.0 billion Bolivars (approximately $9.3 million) by October 30, 2007 using exchange transactions as more fully described in Note 8 — Gain on Financing Transaction and in advance of the effective date for the Tax on Financial Transactions outlined in Note 4 — Taxes.
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
Note 4 — Taxes
Taxes Other Than on Income
     Harvest Vinccler paid municipal taxes on operating fee revenues it received under the OSA for oil deliveries from the SMU fields. In September 2006, PDVSA remitted to the Uracoa municipality an additional $1.0 million based on the new tax rates imposed that had been withheld from Harvest Vinccler’s first quarter 2006 oil and natural gas sales. The components of taxes other than on income were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Venezuelan Municipal Taxes	$—	$1,029	$—	$3,191
Franchise Taxes	38	43	128	119
Payroll and Other Taxes	28	103	360	442

	$66	$1,175	$488	$3,752

Income Taxes
     Management believes we will be able to utilize our current United States general and administrative expenses plus approximately $5.0 million of our net operating loss carryovers to offset the gains on financing transactions generated during the three and nine months ended September 30, 2007.

Tax on Financial Transactions
     In October 2007, the government of Venezuela announced the application of a new tax on financial transactions (the “TFT”) to private companies. The TFT does not apply to individuals. The tax was set at 1.5 percent of the value of the transaction. The TFT applies to all debits to bank accounts as well as payments of debt outside the banking system and is not tax deductible. The levy will be applied from November 1, 2007 through December 31, 2008. We are currently evaluating the effect of the TFT on our consolidated financial position, results of operations and cash flows.
Note 5 — Operating Segments
     We regularly allocate resources to, and assess the performance of, our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. As a result of the situation in Venezuela, our GAAP consolidated financial statements for the three and nine months ended September 30, 2007, do not reflect the net results of our producing operations in Venezuela. See Note 6 — Venezuela. Revenue from Venezuela is derived primarily from the delivery and sale of oil and natural gas. Operations included under the heading “United States and Other” include corporate management, cash management, business development and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and Other segment and are not allocated to other operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Segment Revenues
Oil and gas sales:
Venezuela oil and gas sales	$—	$—	$—	$59,506

Segment Income (Loss)
Venezuela	$10,097	$(9,811)	$4,607	$(38,093)
United States and other	(4,712)	(3,787)	(12,625)	(11,919)

Net loss	$5,385	$(13,598)	$(8,018)	$(50,012)

	September 30,	December 31,
	2007	2006
	(in thousands)
Operating Segment Assets
Venezuela	$242,341	$306,289
United States and other	134,282	155,973

	376,623	462,262
Intersegment eliminations	(29,579)	(39,551)

	$347,044	$422,711

Note 6 — Venezuela
     Currently, our only producing assets are in Venezuela. Since 1992, Harvest Vinccler has been providing operating services to PDVSA for the SMU fields under the OSA. However, beginning in 2005, the government of Venezuela initiated a series of actions to compel companies with operating service agreements to convert those agreements into new companies in which PDVSA would have a majority interest. On March 31, 2006, Harvest Vinccler signed a MOU with two affiliates of PDVSA, CVP and PPSA, to convert the OSA into a minority interest in Petrodelta. The MOU is subject to certain conditions, including execution of the Conversion Contract and Venezuelan government approvals. On August 16, 2006, the MOU was amended to provide for the addition of the New Fields to Petrodelta as additional consideration for our conversion of the OSA to Petrodelta. On December 18, 2006, at a Special Meeting of the Stockholders of Harvest Natural Resources, Inc., the transactions contemplated by the MOU were approved. On June 18, 2007, we announced that the Venezuela National Assembly approved the formation of Petrodelta and the direct award of the New Fields to Petrodelta. On September 11, 2007, we signed the Conversion Contract, and on October 3, 2007, together with CVP, we formed and funded Petrodelta. On October 25, 2007, the Presidential Decree which formally transfers to Petrodelta the rights to the SMU fields and New Fields was published in the Official Gazette.
     In April 2006, the Venezuela National Assembly passed legislation terminating all operating service agreements and directing the government to take over the operations carried out by the private companies without prejudice to the incorporation of mixed companies for that purpose. This action, coupled with the unfinished conversion to Petrodelta as of September 30, 2007, left Harvest Vinccler without a contractual means recognized by the government of Venezuela to address revenues or costs and expenses since March 31, 2006. As a result of this situation, our consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2006 and the three and nine months ended September 30, 2007, do not reflect the net results of our producing operations in Venezuela. We expect to include the results of our Venezuelan operations in our consolidated financial statements in the fourth quarter 2007 since the conversion to Petrodelta is complete. The MOU provides that upon completion of the conversion, there will be an adjustment between the parties to obtain the same economic result as if the conversion had been completed on April 1, 2006. This adjustment should occur now that conversion is completed.
     Since signing the MOU, CVP has designated Petrodelta’s board members, a General Manager and President, and in August 2007, we designated the Operations and Technical Manager, each of whom influences Harvest Vinccler’s operations and staffing. Harvest Vinccler continues in the day-to-day operations of its properties in Venezuela, and since April 1, 2006, it has accrued cash advances of $70.3 million to fund operations. At the request of PDVSA, Harvest Vinccler invoiced PDVSA for these costs and as of October 11, 2007, $57.3 million, representing April 2006 through June 2007 advances, have been reimbursed.
Note 7 — Domestic Operations
     In January 2007, we purchased a 45 percent interest in Fusion Geophysical, L.L.C. (“Fusion”) for $4.6 million. Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering. The purchase of Fusion extends our technical ability and global reach to support a more organic growth strategy. Our minority equity investment in Fusion is accounted for using the equity method of accounting. Operating revenue and total assets represent 100 percent of Fusion. Fusion acquired Renegade Geophysical L.L.C. on August 30, 2007 for 9.1 percent of one of Fusion’s subsidiaries’ stock plus $0.5 million. No dividends were paid during the period. Summarized financial information for Fusion follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
	(in thousands)
Operating Revenues	$1,654	$4,704

Net Income (Loss)	$(158)	$180
Equity interest in unconsolidated equity affiliate	45%	45%

Net income (loss) from unconsolidated equity affiliate	(71)	81
Amortization of fair value of intangibles	(164)	(492)

Net loss from unconsolidated equity affiliate	$(235)	$(411)

September 30,
2007
Current assets	$3,408
Total assets	14,145
Current liabilities	1,321
Total liabilities	1,331

Note 8 — Gain on Financing Transaction
     In 2006, Harvest Vinccler entered into two Bolivar denominated three-year loans and one Bolivar denominated term loan with Venezuelan banks. The interest and debt service obligations for these loans are denominated in Bolivars. The Bolivar debt was collateralized with U.S. Dollar deposits in banks outside of Venezuela. See Note 2 — Long-Term Debt. Since Harvest Vinccler has no source for Bolivars due to the situation in Venezuela (see Note 6 — Venezuela), the consolidated Harvest group of companies evaluated its current options to convert U.S. Dollars to Bolivars and entered into a series of security exchange transactions to convert U.S. Dollars to Bolivars. These exchange transactions were entered into such that one Harvest affiliate purchased U.S. government securities and exchanged them for U.S. Dollar indexed debt issued by the Venezuelan government. The U.S. Dollar indexed Venezuelan government securities can only be traded in Venezuela for Bolivars (“Southern Bonds” or “TICC’s”). The exchange was transacted through an intermediary at the securities transaction rate of Bolivars to U.S. Dollars. Harvest Vinccler at the same time purchased a like amount of U.S. government securities and exchanged those securities with the intermediary for the TICCs. Harvest Vinccler converted the TICCs to Bolivars at a local bank at the official exchange rate of 2,150 Bolivars to one U.S. Dollar and used the Bolivars to settle 81.0 billion Bolivars (approximately $37.7 million) of its Bolivar denominated debt. These security exchange transactions resulted in a $15.0 million gain on financing transactions for the three and nine months ended September 30, 2007. There were no such financing transactions entered into during the three and nine months ended September 30, 2006.
Note 9 — Subsequent Events
Transfer Decree
     On October 25, 2007, the Presidential Decree which formally transfers to Petrodelta the rights to the SMU fields and the New Fields subject to the conditions of the Conversion Contract was published in the Official Gazette.
Tax on Financial Transactions
     In October 2007, the government of Venezuela announced the application of a new tax on financial transactions (the “TFT”) to private companies. The TFT does not apply to individuals. The tax was set at 1.5 percent of the value of the transaction. The TFT applies to all debits to bank accounts as well as payments of debt outside the banking system and is not tax deductible. The levy will be applied from November 1, 2007 through December 31, 2008.
Debt Repayments
     Since September 30, 2007, Harvest Vinccler has repaid 124 billion Bolivars (approximately $58.0 million) of its Bolivar denominated debt using financing transactions as more fully described in Note 8 — Gain on Financing Transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, “forecast”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with global operations (particularly those in Venezuela), the anticipated future development costs for our undeveloped reserves, conversion of Venezuelan assets to Petrodelta, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the operation and development of oil and gas properties, risks incumbent to being a minority shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, basis risk and counterparty credit risk in executing commodity price risk management activities, the Company’s ability to acquire oil and natural gas properties that meet its objectives, changes in operating costs, overall economic conditions, political instability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended 2006, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.
Venezuela
     On September 11, 2007, we signed the Contract of Conversion (the “Conversion Contract”), and on October 3, 2007, together with Corporación Venezolana del Petroleo S.A. (“CVP”), we formed and funded Petrodelta S.A. (“Petrodelta”). On October 25, 2007, the Presidential Decree which transfers to Petrodelta the rights to the Uracoa, Tucupita and Bombal fields (“SMU fields”) and the Isleño, El Salto and Temblador fields (the “New Fields”) subject to the conditions of the Conversion Contract was published in the Official Gazette. Harvest Vinccler will transfer substantially all of its tangible assets and contracts, permits and rights related to the SMU fields to Petrodelta. Petrodelta will engage in the exploration, production, gathering, transportation and storage of hydrocarbons from the SMU fields and New Fields. Our 80 percent owned affiliate, HNR Finance B.V., will own 40 percent of Petrodelta and CVP will own the remaining 60 percent.
     The New Fields awarded to Petrodelta are geographically close to the SMU fields and have the same geology and productive formations as the SMU fields operated by our Venezuelan subsidiary, Harvest Vinccler S.C.A. (“Harvest Vinccler”) under the previous Operations Services Agreement (“OSA”). The award of the New Fields will allow us to apply, on a much broader scale, the same technologies we used in developing the SMU fields which resulted in materially improved oil recovery. The New Fields and the SMU fields will be developed under a 20-year grant from the Venezuelan government.
     As a part of the Conversion Contract, Harvest Vinccler and CVP have agreed upon a business plan that is expected to maximize the value of Petrodelta’s hydrocarbon resources by: 1) increasing oil and gas production, 2) converting unproved reserves to proved reserves through targeted drilling, and 3) adding additional discovered reserves through exploration. However, as a minority shareholder, Harvest Vinccler may be unable to influence management of Petrodelta or to assure achievement of these objectives. Petrodelta is expected to begin implementation of the business plan as soon as possible. On behalf of Petrodelta, Harvest Vinccler and CVP initiated a bidding and selection process during the second quarter of 2007 for three drilling rigs, two workover rigs, long-lead drilling and workover materials and acquisition of seismic over the Isleño field and a portion of the El Salto field. Harvest Vinccler and CVP have contracted one drilling rig and two workover rigs and are in the bidding and selection process for a second drilling rig. Purchases of long-lead drilling and workover materials were delayed pending receipt of the transfer decree. In addition, Harvest Vinccler has begun to increase staff to support the drilling programs. Petrodelta’s cash flow from operations is expected to fund operating and capital expenditure requirements as well as periodic dividends to its shareholders.
     For a more complete description of the Conversion Contract, our interest in Petrodelta and the fields to be developed by Petrodelta, see Item 1 Business in our Annual Report on Form 10-K for the year ended 2006.
     We had a loss of $8.0 million, or $0.22 per diluted share, for the nine months ended September 30, 2007. The loss is due to the continued inability to recognize equity earnings for the producing operations in Venezuela. As we described in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007 and in our Annual Report on Form 10-K for the year ended 2006, we have not been able to report the results of our Venezuelan operations in our consolidated financial statements due to the uncompleted conversion to Petrodelta. The economic adjustment to obtain the same economic result as if the conversion had been completed on April 1, 2006 should occur now that conversion is completed.
     Through September 2007, Harvest Vinccler has invoiced PDVSA $70.3 million to fund operations and has been reimbursed $57.3 million.
     Certain operating statistics for the three and eighteen month periods ended September 30, 2007 for the SMU fields operated by Harvest Vinccler are set forth below. This information is provided at 100 percent, without reduction for our interest under the OSA or our ownership interest in Petrodelta. While we believe this information to be accurate, no representation is made with respect to what will be reflected in our consolidated financial statements after completing the conversion to Petrodelta. This information may not be representative of future results.

	Three Months Ended	Eighteen Months Ended
	September 30, 2007	September 30, 2007
Oil production (million barrels)	1.4	9.4
Natural gas production (billion cubic feet)	3.5	21.7
Barrels of oil equivalent (million barrels)	2.0	13.0
Cash operating costs ($millions)	12.3	66.1
Capital expenditures ($millions)	—	4.2
     Crude oil delivered from the SMU fields to PDVSA will be priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Crude oil prices that would be paid for the oil production if the Conversion Contract were in place cannot yet be calculated as an element of the pricing formula has not been set. The components of the price formula should be confirmed now that conversion is complete. Market prices for crude oil of the type produced in the fields operated by Harvest Vinccler averaged approximately $61.74 and $50.24 a barrel for the three and eighteen months ended September 30, 2007, respectively. The price for natural gas that would be paid under the Conversion Contract is $1.54 per thousand cubic feet.
     We believe the signing of the Presidential Decree on October 25, 2007 removed much of the uncertainty surrounding the conversion of our OSA to Petrodelta. We also believe that Harvest stock remains undervalued and that the investment in the shares of our Company represents an attractive alternative to holding cash in excess of our near-term needs (see Capital Resources and Liquidity, Cash Flow from Financing Activities). Given our cash balances and the expectation Petrodelta will internally fund its activities, it is our belief we have sufficient cash to complete the stock buyback program as well as to fund an active development and exploration program.
     See the notes accompanying the financial statements in Item 1 Financial Statements of this Quarterly Report on Form 10-Q, and Item 1 Business, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended 2006 for a complete description of the situation in Venezuela and other matters.

Business Strategy
     Our strategy has recently been broadened to identify, access and integrate hydrocarbon assets in known hydrocarbon basins globally. We seek to leverage our Venezuelan experience as well as our recently expanded business development and technical platform to create a diversified resource base. With the opening of our London technical office and our purchase of a 45 percent equity interest in Fusion Geophysical, L.L.C., we have made significant investments in the past year to provide the necessary technical foundation and global reach required for an organic growth focus. While exploration will become a larger part of our overall portfolio, we will generally restrict ourselves to basins with known hydrocarbon systems and favorable risk-reward profiles. We will continue to seek opportunities where perceived geopolitical risk may provide high reward opportunities in the long term.
Management Changes
     Effective August 9, 2007, Mr. Karl L. Nesselrode, Vice President, Engineering and Business Development of the Company, accepted a three-to-five year secondment to Petrodelta as its Operations and Technical Manager. Per Petrodelta’s By-Laws, the Operations and Technical Manager’s position is designated as our appointment. Mr. Nesselrode will remain an officer of Harvest Natural Resources.
Capital Resources and Liquidity
     Debt. We have semi-annual principal obligations of $9.8 million and $9.3 million on the Harvest Vinccler loans. Harvest Vinccler has reduced its Venezuelan Bolivar (“Bolivar”) denominated debt to 20.0 billion Bolivars (approximately $9.3 million) by October 30, 2007 using financing transactions as more fully described in Note 8 – Gain on Financing Transaction and in advance of the effective date for the Tax on Financial Transactions outlined in Note 4 – Taxes. We have no other debt obligations.
     Working Capital. Our capital resources and liquidity are affected by the conversion to Petrodelta and the ability of Petrodelta to declare dividends.
     The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	$(14,254)	$15,708
Net cash provided by (used in) investing activities	28,178	(46,657)
Net cash provided by (used in) financing activities	(54,181)	49,244

Net increase (decrease) in cash	$(40,257)	$18,295

     At September 30, 2007, we had current assets of $144.0 million and current liabilities of $60.3 million, resulting in working capital of $83.7 million and a current ratio of 2.4:1. This compares with a working capital of $117.6 million and a current ratio of 2.4:1 at December 31, 2006. The decrease in working capital of $33.9 million was primarily due to repayment of debt and repurchases of stock under the stock repurchase program authorized by our Board of Directors.
     Cash Flow from Operating Activities. During the nine months ended September 30, 2007, net cash used in operating activities was approximately $14.3 million. During the nine months ended September 30, 2006, net cash provided by operating activities was approximately $15.7 million. The $30.0 million decrease was primarily due to our inability to recognize results of operations from producing properties in Venezuela since April 1, 2006.
     Cash Flow from Investing Activities. During the nine months ended September 30, 2007 and 2006, we had limited production-related capital expenditures. The reduction in capital expenditures is due to the continued suspension of our drilling program and the fact that the conversion of the OSA to Petrodelta has not been finalized. We continue to advance funds during the period prior to the conversion for maintenance of the existing wells. After the conversion to Petrodelta, our capital commitments will be determined by the business plan provided for in the Conversion Contract and the annual budget approved by the Petrodelta Board of Directors to implement the business plan. Outside of Venezuela, our capital commitments to date supported our business development efforts and are substantially at our discretion.
     In January 2007, we purchased a 45 percent interest in Fusion Geophysical, L.L.C. for $4.6 million. During the nine months ended September 30, 2006, we deposited $45.6 million restricted cash as collateral for two loans with Venezuelan banks. By December 31, 2006, the restricted cash balance was $88.9 million. During the nine months ended September 30, 2007, $33.1 million of the restricted cash was released and returned to us.
     Cash Flow from Financing Activities. During the nine months ended September 30, 2007, Harvest Vinccler repaid 81.0 billion Bolivars (approximately $37.7 million) of its Bolivar denominated debt. During the nine months ended September 30, 2006, Harvest Vinccler borrowed 11 billion Bolivars (approximately $5.0 million) for short term Bolivar denominated obligations and 105 billion Bolivars (approximately $48.8 million) for the SENIAT, the Venezuela income tax authority, income tax assessments and related interest. During the nine months ended September 30, 2006, Harvest Vinccler repaid $5.5 million of its U.S. Dollar debt (comprised of one payment of $0.3 million and four payments of $1.3 million on the variable rate loans).
     In June 2007, we announced that our Board of Directors had authorized the purchase of up to $50 million of our common stock from time to time through open market transactions. As of September 30, 2007, 2.9 million shares had been purchased under the program for $32.1 million, or an average cost of $11.03 per share, including commissions. At September 30, 2007, we had 34.6 million shares outstanding.
Results of Operations
     You should read the following discussion of the results of operations for the three and nine months ended September 30, 2007 and 2006 and the financial condition as of September 30, 2007 and December 31, 2006 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended 2006.
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
     We reported net income of $5.4 million, or $0.14 diluted earnings per share, for the three months ended September 30, 2007 compared with a net loss of $13.6 million, or $0.36 diluted earnings per share, for the three months ended September 30, 2006.
     Total expenses and other non-operating (income) expense (in millions):

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)
General and administrative	$6.0	$6.4	$(0.4)
Taxes other than on income	0.1	1.2	(1.1)
Gain on financing transactions	(15.0)	—	(15.0)
Investment earnings and other	(2.3)	(2.4)	0.1
Interest expense	2.3	5.1	(2.8)

	$(8.9)	$10.3	$(19.2)

     During the three months ended September 30, 2007, we recorded a gain of $15.0 million as a result of the purchase and sale of U.S. Dollar indexed Venezuelan government bonds (see Note 8 – Gain on Financing Transaction). There were no such financing transactions entered into during the three months ended September 30, 2006.
     Interest expense decreased due to the payment of Harvest Vinccler’s tax assessments in the three months ended September 30, 2006 offset by higher average outstanding debt balances in the three months ended September 30, 2007.
     Income tax expense decreased due to lower taxable income as a result of our inability to recognize the results of our Venezuelan operations in the three months ended September 30, 2007 and the payment of Harvest Vinccler’s tax assessments in the three months ended September 30, 2006. Management believes we will be able to utilize our current United States general and administrative expenses plus approximately $5.0 million of our net operating loss carryovers to offset the gains on financing transactions generated during the three months ended September 30, 2007.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     We reported a net loss of $8.0 million, or $0.22 diluted earnings per share, in the nine months ended September 30, 2007 compared with a net loss of $50.0 million, or $1.34 diluted earnings per share, in the nine months ended September 30, 2006.
     Total expenses and other non-operating (income) expense (in millions):

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)
General and administrative	$20.0	$20.2	$(0.2)
Taxes other than on income	0.5	3.8	(3.3)
Gain on financing transactions	(15.0)	—	(15.0)
Investment earnings and other	(7.5)	(6.8)	(0.7)
Interest expense	7.2	20.9	(13.7)

	$5.2	$38.1	$(32.9)

     During the nine months ended September 30, 2007, we recorded a gain of $15.0 million as a result of the purchase and sale of U.S. Dollar indexed Venezuelan government bonds (see Note 8 – Gain on Financing Transaction). There were no such financing transactions entered into during the nine months ended September 30, 2006. Taxes other than on income decreased due to the elimination of municipal taxes which were based on oil deliveries under the OSA.
     Investment earnings and other increased due to higher interest rates earned on cash balances. Interest expense decreased due to the payment of Harvest Vinccler’s tax assessments in the nine months ended September 30, 2006 offset by higher average outstanding debt balances in the nine months ended September 30, 2007.
     Income tax expense decreased due to lower taxable income as a result of our inability to recognize the results of our Venezuelan operations in the nine months ended September 30, 2007 and the payment of Harvest Vinccler’s tax assessments in the nine months ended September 30, 2006. Management believes we will be able to utilize our current United States general and administrative expenses plus approximately $5.0 million of our net operating loss carryovers to offset the gains on financing transactions generated during the nine months ended September 30, 2007.
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
     In March 2007, Venezuela announced that effective January 1, 2008, the currency unit of the monetary system of Venezuela will be redenominated to the equivalent of 1,000 current Bolivars. This means that the Bolivar will drop three zeros effective January 1, 2008. From January 1, 2008, all amounts of money will become denominated in a new and smaller scale of Bolivars under the temporary name of Bolívares Fuertes, which after a period of time will bear again the name of Bolivars.

     During the nine months ended September 30, 2007, our net foreign exchange gains attributable to our international operations were minimal. The U.S. Dollar and Bolivar exchange rates have not been adjusted since March 2005. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. Dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.
     An exemption under the Venezuelan Criminal Exchange Law for transactions in certain securities results in an indirect securities transaction market of foreign currency exchange, through which companies may obtain foreign currency legally without requesting it from the Venezuelan government. Publicly available quotes do not exist for the securities transaction exchange rate but such rates may be obtained from brokers. Securities transaction markets are used to settle foreign currency obligations and to move currency in and out of Venezuela.
     In October 2007, the government of Venezuela announced the application of a new tax on financial transactions (the “TFT”) to private companies. The TFT does not apply to individuals. The tax was set at 1.5 percent of the value of the transaction. The TFT applies to all debits to bank accounts as well as payments of debt outside the banking system and is not tax deductible. The levy will be applied from November 1, 2007 through December 31, 2008.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from the adverse changes of the situation in Venezuela, and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended 2006. The information about market risk for the nine months ended September 30, 2007 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended 2006.
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
     Based on their evaluation as of September 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods as specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See our Annual Report on Form 10-K for the year ended 2006 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007, for a description of certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.
Item 1A. Risk Factors
     We are adding a global exploration component to diversify our overall portfolio. In many locations we may be required to post performance bonds in support of a work program. Exploration drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to, unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, fires, explosions, blowouts and surface cratering and shortages or delays in the delivery of equipment. Certain future drilling activities may not be successful and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.
     We also intend to acquire underdeveloped, undeveloped and exploration properties from time to time for which the primary risks may be technical, operational or both. We believe a portfolio that balances these risks as well as other risks (including price and geopolitical risks) through diversity should strengthen returns over time.
     There have been no other material changes during the nine months ended September 30, 2007 to our risk factors as set forth in our Annual Report. See our Annual Report on Form 10-K for the year ended 2006 under Item 1A Risk Factors for a description of other risk factors.
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

Item 6. Exhibits
     (a) Exhibits
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762).

10.1	Contract for Conversion to a Mixed Company between Corporación Venezolana del Petróleo, S.A., Harvest-Vinccler, S.C.A. and HNR Finance B.V.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
Dated: November 1, 2007	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: November 1, 2007	By:	/s/ Steven W. Tholen
Steven W. Tholen
Senior Vice President - Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the exhibits to our Registration Statement Form S-1 (Registration No. 33-26333).)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762).

10.1	Contract for Conversion to a Mixed Company between Corporación Venezolana del Petróleo, S.A., Harvest-Vinccler, S.C.A. and HNR Finance B.V.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer accompanying the quarter report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.