Form 10-K/A
period 2007-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2008-04-11
CIK 845289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
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

Explanatory Note
     Harvest Natural Resources, Inc. (“Harvest”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) solely for the purpose of adding as an exhibit the audited financial statements of its 40 percent owned foreign equity affiliate, Petrodelta, S.A. that were not available for inclusion with Harvest’s original Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 17, 2008 (the “Original Filing”).
     This Amendment does not change the results as reported in the Original Filing but is required to be filed as an Amendment within six months after Harvest’s calendar year ending on December 31, 2007 if the 50 percent or less owned person is a foreign person.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Index to Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	*

Consolidated Balance Sheets at December 31, 2007 and 2006	*

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	*

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	*

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	*

Notes to Consolidated Financial Statements	*
      2. Consolidated Financial Statement Schedules and Other:

Schedule II — Valuation and Qualifying Accounts	*

Schedule III — Financial Statements and Notes for Petrodelta, S.A.	7
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
*	Previously filed.
(b) 3. Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

10.1	2001 Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on April 9, 2002 (Registration Statement No. 333-85900).)

10.2	Harvest Natural Resources 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration Statement No. 333-115841).)

10.3†	Form of Indemnification Agreement between Harvest Natural Resources, Inc. and each Director and Executive Officer of the Company. (Incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.4	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.5	Form of 2004 Long Term Stock Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.6	Form of 2004 Long Term Stock Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.7†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.8†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Karl L. Nesselrode. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.9†	Employment Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.10†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.24 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.11†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.12†	Stock Option Agreement dated September 26, 2005, between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.26 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.13†	Employment Agreement dated February 10, 2006 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 20, 2006, File No. 1-10762.)

10.14	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.15	Form of 2006 Long Term Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.16	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.17	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.18†	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.19†	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.20	Note Payable agreement dated November 20, 2006 between Harvest Vinccler, C.A. and Banesco Banco Universal C.A. related to a principal amount of 120 billion Bolivars with interest at 10.0 percent, for refinancing of the SENIAT assessments and operating requirements. (Incorporated by reference to Exhibit 10.32 to our Form 10-K filed on March 13, 2007, File No. 1-10762.)

10.21	Form of 2006 Long Term Incentive Plan Stock Option Agreement — Five Year Vesting, Seven Year Term. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 13, 2007, File No. 1-10762.)

10.22	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 3, 2007, File No. 1-10762.)

10.23†	Employment Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.24†	Stock Option Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.25†	Employee Restricted Stock Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.26†	Consulting Agreement dated July 16, 2007 between Harvest Natural Resources, Inc. and Kerry R. Brittain. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.27	Contract for Conversion to a Mixed Company between Corporación Venezolana del Petróleo, S.A., Harvest-Vinccler, S.C.A. and HNR Finance B.V. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 1, 2007, File No. 1-10762.)

10.28†	Separation Agreement dated November 16, 2007 between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.28 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

21.1	List of subsidiaries. (Incorporated by reference to Exhibit 21.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

23.1	Consent of PricewaterhouseCoopers LLP — Houston. (Incorporated by reference to Exhibit 23.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

23.2	Consent of Espiñeira, Sheldon y Asociados.

23.3	Consent of Ryder Scott Company, LP. (Incorporated by reference to Exhibit 23.2 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

† Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) and (b) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC. (Registrant)
Date: April 11, 2008	By:	/s/James A. Edmiston
James A. Edmiston
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 11th day of April, 2008, on behalf of the registrant and in the capacities indicated:

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

SCHEDULE III
Financial Statements and Notes
for Petrodelta, S.A.

Petrodelta, S.A.
Report of Independent Accountants
and Financial Statements
Prepared in Accordance with International
Financial Reporting Standards (IFRS)
December 31, 2007 and 2006

This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional International auditing standards and International financial reporting standards.

Independent Auditor’s Report
To the Shareholders and Board of Directors of
Petrodelta, S.A.

Report on the financial statements
We have audited the accompanying financial statements of Petrodelta, S.A. (the Company), which comprise the balance sheets as of December 31, 2007 and 2006, and the income statement, statement of changes in equity and cash flow statement for the year ended December 31, 2007 and the initial nine-month period ended December 31, 2006, and a summary of significant accounting policies and other explanatory notes.
Management’s responsibility for the financial statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with International Financial Reporting Standards (IFRS). This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.
Auditor’s responsibility
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Petrodelta, S.A. as of December 31, 2007 and 2006, and its financial performance and its cash flows for the year ended December 31, 2007 and the initial nine-month period ended December 31, 2006, in accordance with International Financial Reporting Standards.
Other significant matters
Without qualifying our opinion, we draw attention to Note 7 of the financial statements. The Company belongs to a group of related companies and conducts transactions and maintains balances for significant amounts with other members of the group, with significant effects on the results of its operations and financial position. Because of those relationships, these transactions may have taken place on terms other than those that would characterize transactions between unrelated companies.
Espiñeira, Sheldon y Asociados

Víctor Hugo Nieto P.
CPC 16365
Puerto La Cruz, Venezuela
April 10, 2008

Petrodelta, S.A.
Balance sheet
December 31, 2007 and 2006

		2007		2006
			Nominal		Nominal
(In thousands)	Note	U.S. dollars	bolivars	U.S. dollars	bolivars

Assets
Non-current assets
Property, plant and equipment, net	5	176,783	380,084,180	192,095	413,004,190
Deferred income tax	9	38,738	83,286,903	23,415	50,342,336

Total non-current assets		215,521	463,371,083	215,510	463,346,526

Current assets
Deferred income tax	9	6,025	12,954,296	—	—
Inventories	4	13,830	29,734,431	8,281	17,803,706
Prepaid expenses		873	1,873,249	—	—
Trade accounts receivable	7	444,737	956,184,237	203,717	437,991,291
Other accounts receivable		6,292	13,528,976	3,190	6,859,253
Cash at banks		6,977	15,000,000	—	—

Total assets		694,255	1,492,646,272	430,698	926,000,776

Equity and Liabilities
Equity
Capital stock	8	465	1,000,000	—	—
Contributions for future capital increases	8	6,512	14,000,000	—	—
Share premium	8	212,451	456,769,911	212,451	456,769,911
Legal reserve	8	47	100,000	—	—
Distributable retained earnings	8	181,325	389,847,848	89,931	193,350,942

Total equity		400,800	861,717,759	302,382	650,120,853

Liabilities
Non-current liabilities
Provision for abandonment costs	6	5,964	12,823,531	5,420	11,653,500

Current liabilities
Taxes	9	153,037	329,028,853	67,188	144,453,138
Accruals and other payables	10	49,906	107,297,579	20,339	43,730,346
Trade accounts payable	7	84,548	181,778,550	35,369	76,042,939

Total current liabilities		287,491	618,104,982	122,896	264,226,423

Total liabilities		293,455	630,928,513	128,316	275,879,923

Total equity and liabilities		694,255	1,492,646,272	430,698	926,000,776

The accompanying notes are an integral part of the financial statements

Petrodelta, S.A.
Income statement
Year ended December 31, 2007 and
initial nine-month period ended December 31, 2006

		2007		2006
			Nominal		Nominal
(In thousands)	Note	U.S. dollars	bolivars	U.S. dollars	bolivars

Income
Income from sale of crude oil and gas	11	335,717	721,790,141	283,421	609,354,791
Production royalties	12	(101,929)	(219,146,456)	(85,880)	(184,641,012)

Total income		233,788	502,643,685	197,541	424,713,779

Cost of goods sold
Production costs	13	(23,752)	(51,068,878)	(22,729)	(48,868,099)
Depletion, depreciation and amortization	5	(17,956)	(38,604,664)	(16,616)	(35,724,507)

Total cost of goods sold		(41,708)	(89,673,542)	(39,345)	(84,592,606)

Gross income		192,080	412,970,143	158,196	340,121,173

Expenses
General and administrative expenses	14	(23,220)	(49,922,967)	(13,582)	(29,203,182)
Special advantage royalties	9	(12,918)	(27,773,418)	(10,910)	(23,456,247)

Income before tax		155,942	335,273,758	133,704	287,461,744

Income tax
Current	9	(85,849)	(184,575,715)	(67,188)	(144,453,138)
Deferred	9	21,348	45,898,863	23,415	50,342,336

		(64,501)	(138,676,852)	(43,773)	(94,110,802)

Net income		91,441	196,596,906	89,931	193,350,942

The accompanying notes are an integral part of the financial statements

Petrodelta, S.A.
Statement of changes in equity
Year ended December 31, 2007 and
initial nine-month period ended December 31, 2006

					Retained earnings
		Capital	Shareholder	Share	Legal
(In thousands of U.S. dollars)	Note	stock	contribution	premium	reserve	Distributable	Total

Balances at April 1, 2006		—	—	—	—	—	—

Initial capital contribution	8	—	—	212,451	—	—	212,451
Net income	8	—	—	—	—	89,931	89,931

Balances at December 31, 2006		—	—	212,451	—	89,931	302,382

Initial capital contribution	8	465	—	—	—	—	465
Contributions for future capital increases	8	—	6,512	—	—	—	6,512
Net income	8	—	—	—	—	91,441	91,441
Appropriation to legal reserve	2-q	—	—	—	47	(47)	—

Balances at December 31, 2007		465	6,512	212,451	47	181,325	400,800

					Retained earnings
		Capital	Shareholder	Share	Legal
(In thousands of nominal bolivars)	Note	stock	contribution	premium	reserve	Distributable	Total

Balances at April 1, 2006		—	—	—	—	—	—

Initial capital contribution	8	—	—	456,769,911	—	—	456,769,911
Net income	8	—	—	—	—	193,350,942	193,350,942

Balances at December 31, 2006		—	—	456,769,911	—	193,350,942	650,120,853

Initial capital contribution	8	1,000,000	—	—	—	—	1,000,000
Contributions for future capital increases	8	—	14,000,000	—	—	—	14,000,000
Net income	8	—	—	—	—	196,596,906	196,596,906
Appropriation to legal reserve	2-q	—	—	—	100,000	(100,000)	—

Balances at December 31, 2007		1,000,000	14,000,000	456,769,911	100,000	389,847,848	861,717,759

The accompanying notes are an integral part of the financial statements

Petrodelta, S.A.
Cash flow statement
Year ended December 31, 2007 and
initial nine-month period ended December 31, 2006

	2007		2006
		Nominal		Nominal
(In thousands)	U.S. dollars	Bolivars	U.S. dollars	Bolivars

Cash flows from operating activities
Net income	91,441	196,596,906	89,931	193,350,942
Adjustments to reconcile net income to net cash provided by operating activities
Depletion, depreciation and amortization	18,550	39,881,397	17,076	36,713,507
Deferred income tax	(21,348)	(45,898,863)	(23,415)	(50,342,336)
Net change in provision for abandonment costs	544	1,170,031	388	11,653,500
Net change in operating assets and liabilities
Trade and other accounts receivable	(244,122)	(524,862,669)	(206,907)	(444,850,544)
Prepaid expenses	(873)	(1,873,249)	—	—
Inventories	(5,549)	(11,930,725)	830	1,784,561
Trade accounts payable	49,179	105,735,611	35,369	76,042,939
Accruals and other payables	29,567	63,567,233	20,339	43,730,346
Taxes	85,849	184,575,715	67,188	144,453,138

Net cash provided by operating activities	3,238	6,961,387	799	12,536,053

Net cash used in investing activities
Property, plant and equipment	(3,238)	(6,961,387)	(799)	(12,536,053)

Net cash provided by financing activities
Initial and additional capital contributions	6,977	15,000,000	—	—

Net cash increase	6,977	15,000,000	—	—

Cash
At the beginning of the period	—	—	—	—

At the end of the period	6,977	15,000,000	—	—

Supplementary information on non-cash activities
Initial contribution of shareholders of property, plant and equipment	—	—	212,451	456,769,911

The accompanying notes are an integral part of the financial statements

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

1.	Incorporation and Activities

Activities
Petrodelta, S.A. (the Company) was incorporated in Venezuela in October 2007, as published in Official Gazette No. 38,786. Its business objective is primarily exploration to discover hydrocarbon reserves, extraction of oil in its natural state, and its subsequent gethering, transportation and storage, pursuant to Article No. 9 of the Venezuelan Hydrocarbon Law (LOH). The Company operates within an area of approximately 1,000 square kilometers in the Uracoa, Bombal and Tucupita fields (formerly the Monagas Sur Unit) and in the El Salto, El Isleño and Temblador fields in the Monagas and Delta Amacuro states in Venezuela (the operating area).

The Company was created as a result of the process for conversion into mixed-capital companies of the Operating Agreement signed on July 31, 1992 between PDVSA Petróleo, S.A. (PDVSA Petróleo) (formerly Lagoven, S.A.), Harvest Natural Resources, Inc. (Harvest) (formerly Benton Oil and Gas Company) and Venezolana de Inversiones y Construcciones Clérico, C.A. (Vinccler). As part of this process, on March 31, 2006, PDVSA Petróleo, S.A., Corporación Venezolana del Petróleo (CVP) and Harvest Vinccler, S.C.A. (HVSCA), the agreement operator and a related company of Harvest and Vinccler, signed a memorandum of understanding for conversion into a mixed company. In June 2007, the National Assembly of the Bolivarian Republic of Venezuela approved the incorporation of the mixed company Petrodelta, S.A. In August 2006, the National Assembly approved the inclusion of the Temblador, El Isleño and El Salto areas into the Monagas Sur Unit for further development of the Company’s primary activities. An Agreement for Conversion into a Mixed Company was signed between CVP and HNR Finance B.V. (HNR Finance) in September 2007. The Company will operate for 20 years as from October 2007 when the decree for transfer of operations to the mixed company was published in the Official Gazette.

Petrodelta, S.A. is 60%-owned by CVP, a wholly owned subsidiary of Petróleos de Venezuela, S.A. (PDVSA), and 40%-owned by HNR Finance.

Petróleos de Venezuela, S.A. is owned by the Bolivarian Republic of Venezuela, as the sole Shareholder, and is controlled by the People’s Power Ministry for Energy and Oil (MENPET). PDVSA is responsible for the development of the hydrocarbon industry in Venezuela, as well as planning, coordinating, supervising and controlling its companies’ activities in Venezuela and abroad.

The Company was incorporated and is domiciled in Venezuela. Its legal address is: Avenida Veracruz con Calle Cali, Urbanización Las Mercedes, Edificio Pawa, Piso 5, Caracas, Distrito Capital. Its main offices are located at Avenida Alirio Ugarte Pelayo, Edificio Harvest Vinccler, Ala Norte, Planta Baja in Maturín, Monagas State.

On March 6, 2008, the Board of Directors of the Company approved the issuance of the financial statements under International Financial Reporting Standards and submitted said financial statements to the Shareholders of the Company for approval purposes. Once the aforementioned financial statements are duly approved and issued, no amendment of which applies.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

During the transition period from April 1, 2006 to December 31, 2007, HVSCA was in charge of managing and developing the Company’s activities and provided its financial and operational structure for this purpose. The Company’s operating costs during this period were paid by HVSCA and CVP and subsequently charged to PDVSA Petróleo, which, in turn, will bill the Company for these expenses during the first half of 2008. Such costs were recognized in the results for the corresponding periods. These costs include, but are not limited to, general, administrative and operating expenses in order to continue operations within the operating area.

During the year ended December 31, 2007 and the initial nine-month period ended December 31, 2006, the Company has operated with employees assigned by its shareholders or their related companies since it has no direct employees. At December 31, 2007, the Company has 255 employees assigned by its shareholders or their related companies. During the first quarter of 2008, 238 employees were transferred to PDVSA from HVSCA.

Applicable regulations
The Company’s main activities are regulated by the Venezuelan Hydrocarbon Law (LOH), effective from January 2002. Gas-related operations are regulated by the Venezuelan Gaseous Hydrocarbon Law of September 1999 and its Regulations of June 2000.

Below are the main regulations included in the LOH:
a)	A royalty of 30% on volumes of hydrocarbon extracted.

b)	A Partial Reform of the Extraction Tax was enacted and published in Official Gazette No. 38,443 of May 24, 2006 establishing a rate equivalent to one-third of the value of all liquid hydrocarbons extracted from any reservoir, calculated on the same basis as royalties. The taxpayer has the right to deduct from the extraction tax any sum payable as royalties (30%), including the additional royalty paid for special advantages taxes (3.33%). At December 31, 2007 and 2006, this tax was lower than that paid and accrued by the Company for royalties and special advantages.

c)	A surface tax equivalent to 100 tax units for each square kilometer or fraction thereof per year for licensed areas that are not under production. This tax will increase by 2% during the first five years, and by 5% during all subsequent years. Company management considers that there are no nonproductive areas.

d)	An internal consumption tax equivalent to 10% of the value of each cubic meter of oil products produced and consumed as fuel in internal operations, calculated on the final selling price. Company management considers that, other than associated gas, no oil products are consumed.
Hydrocarbon sales agreement
The Company signed a hydrocarbon sales agreement with PDVSA Petróleo, whereby the Company undertakes to sell to the latter all hydrocarbons produced within the delimited operating area that are not being used in its operations. The Company may assign or transfer this agreement, or any rights
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

and obligations thereunder, to another company in accordance with Article No. 27 of the LOH. This agreement is for 20 years.

2.	Summary of Significant Accounting Principles

Below are the most significant accounting principles and practices used in the preparation of the Company’s financial statements. These practices and policies have been applied consistently throughout all periods presented, except when otherwise indicated.
a) Bases of measurement and presentation The financial statements for the initial nine-month period ended December 31, 2006 have been prepared and are presented for purposes of comparison with the financial statements for the year ended December 31, 2007 since, as described in Note 1, the Company was formally incorporated in October 2007 through a decree authorizing transfer of operations, however, the financial statements reflect the historical operations of the entity.
Presentation and functional currency
The main economic environment for Company operations is the international market for crude oil. The Company presents its financial statements in U.S. dollars since a significant portion of its income, as well as a significant portion of its costs, expenses and capital investments are denominated in this currency.

The Company’s financial statements are presented in U.S. dollars and have been prepared in conformity with IFRS issued by the International Accounting Standards Board ( IASB), which comprise: i) IFRS, ii) International Accounting Standards (IAS) and iii) interpretations issued by the International Financial Reporting Interpretations Committee — IFRIC — of the IASB. However, in order to comply with Venezuelan mercantile legislation, the Company is required to maintain its statutory books in bolivars and prepare its financial statements in accordance with accounting principles generally accepted in Venezuela, which constitute the basis for declaring dividends.

Transactions in currencies other than the U.S. dollar
Transactions in currencies other than the U.S. dollar are translated at the exchange rate in effect at the transaction date. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Exchange gains or losses resulting from translation are recognized in the income statement.

New accounting standards and IFRIC interpretations
The following new standards, amendments and interpretations to existing standards, which have been published but were not effective for the year ended December 31, 2007, have not been applied in the preparation of the Company’s financial statements:
•	On November 30, 2006, the IASB issued IFRS 8, Operating Segments, effective for accounting periods beginning on or after January 1, 2009. This standard requires the disclosure of operating segments based on internal reports that are reviewed regularly by the Operations Committee for
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

Exploration and Production, the Operations Committee for Refining and the Operations Committee for Trade and Supplies, for purposes of assessing each segment.

•	IFRIC 12, Service Concession Arrangements (IFRIC 12) was issued by the IASB in 2006. This interpretation provides guidance for recognition and measurement of public-to-private service concession arrangements. IFRIC 12 will be in effect for years beginning on or after January 1, 2008.

•	Revised IAS 23, Borrowing Costs, issued in March 2007, eliminates the option to expense borrowing costs and requires capitalization of borrowing costs directly attributable to the respective acquisition. This standard will be in effect for years beginning on or after January 1, 2009.

•	IFRIC 11, Treasury Share Transactions. Applies to transactions in which an entity or an entity’s shareholders have granted equity instruments or incurred a liability to transfer cash or other assets for amounts that are based on the price (or value) of the entity’s shares or other equity instruments of the entity. This Interpretation applies to such transactions when the identifiable consideration received (or to be received) by the entity, including cash and the fair value of identifiable non-cash consideration (if any), appears to be less than the fair value of the equity instruments granted or liability incurred. However, this Interpretation does not apply to transactions excluded from the scope of IFRS 2 in accordance with paragraphs 3–6 of that IFRS. IFRIC 11 will be in effect for years beginning on or after March 1, 2007.

•	In July 2007, the IASB issued Interpretation No. 14 (IFRIC 14), IAS 19 — The Limit on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction, which explains when to increase or reduce future contributions in relation to a defined benefit asset considered available, and also provides guidance on the impact of minimum funding requirements on these assets. Likewise, it clarifies when a minimum funding requirement may give rise to a liability. This interpretation will be in effect for years beginning on or after January 1, 2008.
The Company is evaluating the new standards issued and, based on its analysis to date, considers that they will not significantly affect its financial statements.

Standards and interpretations to existing standards that have been recently adopted by the Company
•	IFRS 7, Financial Instruments: Disclosures and Complementary Amendment to IAS 1, Presentation of Financial Statements – Capital Disclosures (effective from January 1, 2007). IFRS 7 introduces new disclosures to improve the information about financial instruments. It requires the disclosure of qualitative and quantitative information about exposure to risks arising from financial
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

instruments, including specified minimum disclosures about credit risk, liquidity risk and market risk, including sensitivity analysis to market risk. IFRS 7 replaces IAS 30. The amendment to IAS 1 introduces disclosures about the level of an entity’s capital and how it is managed. Company management is analyzing the impact of IFRS 7 on the Company’s operations and will apply IFRS 7 and the amendment to IAS 1 for annual periods beginning January 1, 2008.

•	IFRIC 9, Reassessment of Embedded Derivatives, requires an entity to assess whether an embedded derivative is required to be separated from the host contract and accounted for as a derivative when the entity first becomes a party to the contract. Subsequent reassessment is prohibited unless there is a change in the original terms of the contract.

•	IFRIC 10, Interim Financial Reporting and Impairment (effective from November 1, 2006). IFRIC 10 sets out that the impairment losses recognized in a previous interim period on goodwill, investments in equity instruments and investments in financial assets should not be reversed. The Company has not recognized impairment losses in respect of goodwill, investments in equity instruments or investments in financial assets. Therefore, adoption of this interpretation does not have an impact on the Company’s financial statements.
Interpretations to existing standards that are not relevant for the Company’s operations
The following interpretations to existing standards have been published and are mandatory for the Company’s accounting periods beginning on or after May 1, 2006, but are not relevant for the Company’s operations:
•	IFRIC 7, Applying the Restatement Approach under IAS 29, Financial Reporting in Hyperinflationary Economies.
The Company’s accounting policies have been reviewed and modified, when necessary, to adopt the requirements established in these new standards or interpretations. Adoption of these standards and interpretations did not significantly affect the Company’s financial statements.
b) Estimates, risks and uncertainty
The preparation of financial statements in conformity with IFRS requires management to make estimates, judgments and assumptions that affect the application of accounting policies and the amounts of assets and liabilities at the balance sheet date, the amounts of income, costs and expenses for the year ended on that date, and the disclosure of contingent assets and liabilities. The Company applies its best estimates and judgments; however, actual results may differ from initial estimates.
Estimates and assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and any future periods affected.

Significant areas of uncertainty affecting management’s estimates and judgment in the application of accounting policies, which significantly affect financial statement amounts, are:
•	Note 5 — depletion, depreciation and amortization.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

•	Note 6 — provision for abandonment costs.

•	Note 9 — deferred income tax.

•	Note 2-k — measurement of retirement benefit obligations defined in the collective labor agreement and other post-retirement benefits other than pensions.
The Company’s operations may be affected by the political, legislative, regulatory and legal environment, both at the national and international level. In addition, significant changes in prices or availability of crude oil and its by-products may have an impact on the Company’s results of operations in a given year.
c) Recognition of revenue, costs and expenses
Income is recognized at fair value of products sold, net of sales taxes, returns or discounts.
Sales of hydrocarbons Income from sales of hydrocarbons is recognized in the income statement when risks and rights of ownership are transferred to PDVSA Petróleo at the delivery point as stipulated in the hydrocarbon sales agreement signed between the Company and PDVSA Petróleo. Income is calculated and recorded at the transaction date based on the agreement. Income is recognized when it can be reasonably measured and it is probable that future economic benefits will flow to the Company.

Oil and gas extraction royalties
Royalties paid are recognized as a reduction of income from sales of hydrocarbons since they do not represent an increase of the economic benefits received by the Company.

Interest income
Interest income is calculated based on past due balances receivable at LIBOR under the effective interest method. At December 31, 2007 and 2006, the Company has not billed PDVSA Petróleo and, therefore, no interest income has been generated.

Costs and expenses Costs and expenses are recognized in the income statement as incurred, based on the value of the good or service received.
d) Local third-party accounts receivable
Local third-party accounts receivable are shown at their estimated or billed value, which is reduced to their recoverable amount through estimates of doubtful accounts, which represent losses that may be incurred in respect of accounts receivable. The provision for doubtful accounts is determined based on the review of all balances receivable at period end and the amount so determined is charged to the results for the period. At December 31, 2007 and 2006, the Company considers that no losses will be incurred in respect of uncollectible accounts and, therefore, has not set aside any provision in this connection.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

e)Inventories
Inventories of spare parts and supplies for drilling are valued at the lower of cost and net realizable value. The net realizable value is represented by the estimated selling price in the normal course of operations, less applicable costs of sales.
f) Property, plant and equipment
Exploration and evaluation disbursements
Exploration and evaluation disbursements are recorded under the successful efforts method. Exploration disbursements, including the cost of license purchases, are capitalized as intangible assets when incurred and other disbursements, such as geology and geophysics disbursements, are recorded in the income statement. Management evaluates the discovery of proved reserves annually. When proved reserves are determined, the relevant disbursements, including the cost of license purchases, are transferred to oil property accounts and depreciated under the units of production method. Non-successful exploration disbursements are recorded in the income statement. Management evaluates the impairment in the value of exploration assets when events indicate that their carrying value exceeds their recoverable value.
Development disbursements
Disbursements for construction, installation or completion of infrastructure facilities, such as platforms, pipelines and drilling of proved developed oil wells, are capitalized as part of development accounts included as part of property, plant and equipment. When development activities are completed in a specified field, disbursements are transferred to production asset accounts. Depreciation and amortization are not recorded during the development phase.
Production disbursements
Petroleum properties are represented, as a whole, by disbursements related to development, exploration and evaluation for production of proved reserves. Oil and gas properties related to production activities are recorded at cost and shown net of accumulated depreciation and any loss recognized for impairment in the value of assets.
Investments capitalized according to the previous criteria are amortized over the field’s useful life on the basis of the annual production to proved developed reserves. Any amount not amortized represents non-proved or probable reserves that are still being developed. The amount of this factor related to non-proved or probable reserves is evaluated annually and is amortized as these reserves are developed.
Other
Other fixed assets not related to hydrocarbon exploration, development and production (mainly office furniture and equipment, and vehicles) are recorded at cost and shown net of accumulated depreciation.
Additions, renewals and significant improvements are capitalized when it is probable that future economic benefits will flow to the Company from these assets and the cost of assets may be reasonably measured. Disbursements for maintenance, repairs and minor renewals of property, plant and equipment, mainly operating facilities, are recorded in the income statement as incurred. Gains and losses on sale are determined by comparing the amount of the sale with the asset’s book value and are recognized in the income statement as obtained or incurred.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

Depreciation and amortization
Property, plant and equipment related to hydrocarbon production activities is depreciated by the units of production method based on proved developed reserves. Changes in estimates used are recorded prospectively.

Other fixed assets are depreciated using the straight-line method over their estimated useful lives as follows:

Years

Office furniture and equipment	3-5
Vehicles	5
g) Impairment in the value of long-lived assets
The Company assesses possible impairment in the value of its assets at each balance sheet date when events indicate that their recorded value may not be recoverable. Recoverability of assets held and used is measured by comparing their carrying amount with income from net discounted future cash flows expected to be generated by these assets. If the carrying amount of the assets exceeds the estimated value of income from discounted future cash flows, an impairment loss is recognized in the income statement for the amount by which the asset’s carrying amount exceeds its recoverable amount. The asset cost is shown net of this impairment charge. Impairment is determined by the Company based on cash-generating units, represented by oil reservoirs in the production area assigned to the Company. At December 31, 2007 and 2006, Company management considers, in conformity with generally accepted accounting principles, that none of its long-lived assets is impaired.
h) Fair value of financial instruments
Financial instruments are recorded in the balance sheet as either assets or liabilities at their respective fair values. The carrying value of cash, accounts receivable, accounts payable and accruals approximates their fair value due to the short-term maturities of these instruments. The Company has identified no derivative financial instruments. The Company recognizes transactions with financial instruments at their transaction date.
i) Income tax
Income tax comprises current and deferred tax. Current tax is the estimated amount to be paid based on taxable income for the period, using the tax rate and the methodology established in current regulations. Deferred income tax is recognized using the balance sheet method and arises from temporary differences between the tax base of assets and liabilities and their amounts in the financial statements. Recognition as an asset is given only to those tax benefits that are considered realizable in future periods.
Income tax related to dividend distribution, determined based on legal regulations of each fiscal jurisdiction, is recognized as a liability when the obligation to pay such dividends arises.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

j) Accrual for employee termination benefits
Termination benefits
The Company accrues for its liability in respect of employee termination benefits based on the provisions of the Venezuelan Labor Law and the prevailing oil-sector collective labor agreement. Under certain circumstances, the Law provides for an additional indemnity for unjustified dismissals.
Profit sharing and bonuses
Venezuelan Labor Law also requires a mandatory distribution to employees (profit-sharing bonus) of up to 15% of a company’s pre-tax income. The established minimum and maximum amounts for distribution are 15 and 120 days of salary, respectively.
During the year ended December 31, 2007 and the initial nine-month period ended December 31, 2006, the Company has not had direct employees and, therefore, has not recorded liabilities derived from these labor-related benefits.
k) Retirement plan and other employee benefits
As described in Note 1, during the first quarter of 2008, employees were transferred from HVSCA to PDVSA and, as of that date, are eligible for retirement plans and other labor benefits granted by PDVSA. These plans are based, among other conditions, on length of service, age and salary. During 2008 the Company will record past service costs arising from adoption of these plans on the basis of the actuarial study to be made in 2008 for this purpose, in conformity with IAS 19.
As described in Note 1, these employees have been assigned to the Company by PDVSA; consequently, all costs related to their employment will be billed to the Company by PDVSA.
l) Environmental expenditures
In conformity with the Company’s environmental policy and current applicable regulations, a liability is recognized when costs are likely and can be reasonably estimated. Environmental expenditures that relate to income from current or future operations are recorded as expenses or assets, as applicable. Expenditures that relate to past operations that do not contribute to current or future revenue generation are expensed. These provisions are set aside when an obligation related to environmental remediation is identified, in respect of which the Company has the necessary information to determine a reasonable estimate of the related cost. Subsequent adjustments, if required, will be made upon receipt of additional information.
m) Costs related to obligations from asset withdrawal
Estimated abandonment costs at the end of a field’s useful life are regularly reviewed and recorded based on estimates and internal engineering reports. A provision for estimated abandonment costs is recorded at the balance sheet date. Additionally, the Company recognizes an asset in the property, plant and equipment accounts, which is depreciated as part of the related assets. Changes in the present value of estimated future disbursements are recorded against the provision and the property, plant and equipment accounts (Notes 5 and 6).
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

n) Provisions
Provisions are recognized when the Company has a present legal or constructive obligation as a result of past events, it is probable that an outflow of resources will be required to settle the obligation, and the amount has been reliably estimated. Provisions are not recognized for future operating losses.
o) Capital stock
Common shares are classified as equity. At December 31, 2007 and 2006, the Company has no preferred shares (Note 8).
p) Share premium
The Company recognizes as share premium any excess in the value of contributions made by shareholders for Company incorporation over the par value at the incorporation date (Note 8).
q) Legal reserve
The Venezuelan Code of Commerce requires companies to set aside 5% of their net income each year to a legal reserve until it reaches an amount equivalent to at least 10% of their capital stock in bolivars.
r) Dividend distribution
Dividend distribution to the Company’s shareholders is recognized as a liability in the financial statements in the period in which the dividends are approved by the Company’s shareholders. The Company did not declare any dividend distribution in 2007 or 2006.
s) Exchange agreement with the Central Bank of Venezuela (BCV) and currency availability
In conformity with Article No. 5 of Exchange Agreement No. 9, “Companies incorporated by virtue of the joint venture agreements entered into between PDVSA, under the superseded Law Reserving Hydrocarbon Trade and Industry to the State, and the mixed companies referred to under the Hydrocarbon Law and the LOHG, may maintain accounts in foreign currency at banks or similar institutions abroad, to deposit income received for the purpose of making payments and disbursements abroad. These transactions will be followed up by BCV, the entity in charge of publishing applicable regulations. Any remaining currency must be sold to BCV at the official exchange rate in conformity with Article No. 6 of Exchange Agreement No. 1 of February 5, 2003.
Companies referred to in this article are not entitled to receive foreign currency from BCV to cover their obligations and payments in foreign currency, and are subject, under the provisions thereof, to the monitoring mechanisms applied by regulatory entities in conformity with applicable laws.”
Exchange agreement No. 2 of February 9, 2004 was amended on March 2, 2005, according to Official Gazette No. 38,138, establishing exchange rates of Bs 2,144,60/US$1 (purchase) and
Bs 2,150/US$1 (sale).
According to Article 2, Paragraph 4 of the agreement by which the National Assembly approved the Company’s incorporation, payments for sales of hydrocarbon liquids made to the Company in U.S. dollars can be maintained by the Company in bank accounts abroad and used to pay all obligations that must be settled abroad.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

The Currency Exchange Offenses Law became effective in 2004 whereby any demand, offer, purchase or sale of U.S. dollars failing to comply with CADIVI requirements is considered illegal. Similarly, transactions exceeding US$10,000 a year at the free exchange market are also illegal. Imports or exports in foreign currency over US$10,000 should be declared to CADIVI. In addition, exporters of goods and services not related to the oil industry are required to sell their income from business transactions in foreign currency to BCV. Transactions with securities, as well as government bonds denominated in U.S. dollars and issued in local currency are tax exempt. Therefore, all individuals that do not comply with the aforementioned Law will be subject to fines of two to three times the amount of the transaction, reimbursement of foreign currency and imprisonment for two to seven years. On December 28, 2007, the Venezuelan government enacted a reform of this Law effective January 28, 2008 (Note 15-b).
t) Financial risk management
Local and international conditions, i.e. recession periods, inflation, interest rates and devaluation, and hydrocarbon price volatility, may have a significant effect on the Company’s financial position. The Company is exposed to a variety of financial risks: market risk (including exchange rate fluctuation risk, interest rate risk and price risk), liquidity risk and capital risk. Financial instruments exposed to concentration of credit risk consist primarily of cash and trade accounts receivable. At December 31, 2007, the Company’s cash is placed with a local financial institution. In addition, there is some concentration of credit risk in trade accounts receivable of its crude oil and all of its gas production are sold to PDVSA Petróleo (Note 7).
Market risk
The Company’s general risk management focuses on the uncertainty surrounding financial markets and seeks to minimize the potential adverse effects on the Company’s performance. At December 31, 2007 and 2006, the Company is exposed to the following market risks:
Exchange rate fluctuation risk
The Company operates in Venezuela and is exposed to foreign exchange risk from variations in the exchange rate of the Venezuelan bolivar relative to the U.S. dollar. Foreign exchange risk is mainly derived from future commercial operations and assets and liabilities shown in bolivars.
Price risk
The Company is exposed to significant sales price risks for the sale of hydrocarbons, which depend on external market factors. At December 31, 2007 and 2006, hydrocarbon sales prices are calculated based on predetermined formulas that consider the price of hydrocarbons in different international markets. Price fluctuations may have a significant impact on the Company’s income. At December 31, 2007 and 2006, the Company has no mechanisms in place to protect against exposure to hydrocarbon sales price fluctuations.
Interest rate fluctuation risk
The Company has no assets or liabilities for significant amounts that could be exposed to interest rate fluctuation risk.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

Capital risk management
The objectives of the Company are focused on safeguarding the Company’s ability to continue as a going concern in order to provide returns for the shareholders and maintain an optimal capital structure to reduce capital costs. In order to maintain or adjust the capital structure, the Company may adjust the amount of dividends paid to shareholders, return capital to shareholders or issue new shares.
u) Accounting estimates requiring a high degree of judgment
The Company continually evaluates judgments used to record its accounting estimates, which are recorded based on historical experience and other factors, including expectation of future events that are believed to be reasonable under the circumstances. Significant future changes to assumptions established by management may significantly affect the carrying value of assets and liabilities.
Below is a summary of the most significant accounting estimates made by the Company:
Estimates of oil reserves
Oil and gas reserves are key elements in the Company’s decision-making process. They are also important in evaluating impairment in the carrying amount of long-lived assets. Calculation of depreciation, amortization and depletion of property, plant and equipment accounts related to hydrocarbon production requires quantification of proved developed hydrocarbon reserves expected to be recovered by the Company in the future. Reserve estimates are only approximate amounts due to the high degree of judgment and specialization required to develop the information. Reserves are calculated by specialized technical departments at PDVSA (related company that owns the Company’s main shareholder) and results are subject to the approval of MENPET in order to guarantee the reasonableness of the information. Additionally, reserve studies are regularly updated to guarantee that any change in estimates is timely recorded in the Company’s financial statements (Note 5).
Assessment of impairment in the value of property, plant and equipment
Management has assessed impairment in the value of property, plant and equipment during the year. The main key assumptions considered by management to determine the recoverable amount of property, plant and equipment were income projections, prices of oil, royalties, operating and capital costs and the discount rate. Projections include proved developed reserves to be produced during the development period of production activities in the assigned fields. At December 31, 2007 and 2006, the Company has not identified an impairment in the carrying value of property, plant and equipment as a result of these estimates.
Abandonment cost calculation
The Company’s financial statements include an asset and a provision for property, plant and equipment used in hydrocarbon production that is expected to be abandoned in the future and in relation to which the Company will make future disbursements. Assumptions considered for the calculation of this asset and the provision for abandonment (asset abandonment costs, date of abandonment, and inflation and discount rates) may vary depending on factors such as performance in the field, changes in technology and legal requirements. Assumptions made by the Company are recorded based on technical studies and management’s experience and are regularly reviewed (Notes 5 and 6).
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

v) Cash
Cash includes cash on hand and at banks, and deposits with original maturities of three months or less.
w) Transactions with government entities
The Company does not disclose, as part of balances and transactions with related companies (Note 7), transactions with government entities conducted in the normal course of business, the terms and conditions of which are consistently applied to other public and private entities and for which there are no other suppliers, i.e. electricity, telecommunications, taxes, etc.
3.	Balances and Transactions in Currencies Other than the U.S. Dollar

At December 31, 2007 and 2006, the Company has the following monetary assets and liabilities denominated in currencies other than the U.S. dollar, which are translated into U.S. dollars at the exchange rate in effect at the balance sheet date:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Monetary assets
Bolivars	6,977	15,000,000	—	—

Monetary liabilities
Bolivars	(259,526)	(557,981,654)	(108,214)	(232,660,988)

Net monetary liabilities	(252,549)	(542,981,654)	(108,214)	(232,660,988)

The year-end exchange rate, the average exchange rate for the year and the interannual increase in the exchange rate and the Consumer Price Index (CPI) with respect to the U.S. dollar, as published by BCV, were as follows:

	2007	2006

Exchange rate at year end (Bs/US$1)	2,150.00	2,150.00
Average exchange rate for the year (Bs/US$1)	2,150.00	2,150.00
Interannual increase in the exchange rate (%)	—	—
Interannual increase in the CPI (%)	22.46	16.97
4.	Inventories

Inventories at December 31 comprise the following:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Materials and supplies, net	13,830	29,734,431	8,281	17,803,706

This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

5.	Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31 comprise the following:

		Office furniture,
		equipment and
(Thousands of U.S. dollars)	Production	vehicles	Total

Cost
Balances at April 1, 2006	200,778	2,562	203,340
Additions	678	58	736
Obligations from asset disposal	5,095	—	5,095

Balances at December 31, 2006	206,551	2,620	209,171

Accumulated depletion, depreciation and amortization
Balances at April 1, 2006	—	—	—
Depletion, depreciation and amortization expense	(16,154)	(460)	(16,614)
Obligations from asset disposal	(462)	—	(462)

Balances at December 31, 2006	(16,616)	(460)	(17,076)

Net cost at December 31, 2006	189,935	2,160	192,095

Cost

Balances at December 31, 2006	206,551	2,620	209,171
Additions	3,052	201	3,253
Obligations from asset disposal	(15)	—	(15)

Balances at December 31, 2007	209,588	2,821	212,409

Accumulated depletion, depreciation and amortization
Balances at December 31, 2007	(16,616)	(460)	(17,076)
Depletion, depreciation and amortization expense	(17,412)	(594)	(18,006)
Obligations from asset disposal	(544)	—	(544)

Balances at December 31, 2007	(34,572)	(1,054)	(35,626)

Net cost at December 31, 2007	175,016	1,767	176,783

This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

		Office furniture,
		equipment and
(Thousands of nominal bolivars)	Production	vehicles	Total

Cost
Balances at April 1, 2006	431,673,344	5,508,300	437,181,644
Additions	1,457,425	124,700	1,582,125
Obligations from asset disposal	10,953,928	—	10,953,928

Balances at December 31, 2006	444,084,697	5,633,000	449,717,697

Accumulated depletion, depreciation and amortization
Balances at April 1, 2006	—	—	—
Depletion, depreciation and amortization expense	(34,731,100)	(989,000)	(35,720,100)
Obligations from asset disposal	(993,407)	—	(993,407)

Balances at December 31, 2006	(35,724,507)	(989,000)	(36,713,507)

Net cost at December 31, 2006	408,360,190	4,644,000	413,004,190

Cost
Balances at December 31, 2006	444,084,697	5,633,000	449,717,697
Additions	6,561,643	431,994	6,993,637
Obligations from asset disposal	(32,250)	—	(32,250)

Balances at December 31, 2007	450,614,090	6,064,994	456,679,084

Accumulated depletion, depreciation and amortization
Balances at December 31, 2006	(35,724,507)	(989,000)	(36,713,507)
Depletion, depreciation and amortization expense	(37,435,432)	(1,276,733)	(38,712,165)
Obligations from asset disposal	(1,169,232)	—	(1,169,232)

Balances at December 31, 2007	(74,329,171)	(2,265,733)	(76,594,904)

Net cost at December 31, 2007	376,284,919	3,799,261	380,084,180

In 2007 oil assets depreciated under the units of production method resulted in depletion, depreciation and amortization expense (obligations from asset disposal) of approximately US$18 million, equivalent to Bs 38,605 million (US$17 million, equivalent to Bs 35,725 million for the initial nine-month period ended December 31, 2006), and is shown under Cost of goods sold.

In 2007 non-oil assets depreciated under the straight-line method resulted in depreciation expense of approximately US$0.6 million, equivalent to Bs 1,277 million in 2007 (US$0.5 million, equivalent to Bs 989 million for the initial nine-month period ended December 31, 2006), and is shown under General and administrative expenses.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

6.	Provision for Abandonment Costs

Below is the movement of the provision for abandonment costs at December 31:

		Nominal
(In thousands)	US$	bolivars

Balances at April 1, 2006	—	—
Additions	5,095	10,954,250
Utilization and payments	(63)	(135,450)
Financing cost	388	834,700

Balances at December 31, 2006	5,420	11,653,500

Additions	—	—
Utilization and payments	—	—
Financing cost	544	1,170,031

Balance at December 31, 2007	5,964	12,823,531

The Company’s business plan at December 31, 2007 stipulates performing hydrocarbon drilling and production activities until 2025; therefore, the provision for abandonment costs was calculated considering disbursements in this connection for existing oil wells during this period

At December 31, 2007, the Company’s dismantling plan includes a total of 166 oil wells to be dismantled during the term of the agreement. During the last quarter of 2006, an oil well located in the Uracoa field was dismantled at a cost of approximately US$63,000, equivalent to Bs 134 million. Furthermore, in 2007 an oil well was added to the dismantling plan.

7.	Balances and Transactions with Related Company

The Company belongs to a group of related companies and conducts transactions and maintains balances for significant amounts with other members of the group, the effects of which are included in the income statement.

Balances with the related company PDVSA Petróleo at December 31 comprise the following:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Accounts receivable
PDVSA Petróleo, S.A.	444,737	956,184,237	203,717	437,991,291

Accounts payable
PDVSA Petróleo, S.A.	84,548	181,778,550	35,369	76,042,939

This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

At December 31, 2007, accounts receivable from PDVSA Petróleo include approximately US$445 million, equivalent to Bs 956,184 million (US$204 million, equivalent to Bs 437,991 million in 2006) in respect of estimated billings for hydrocarbons produced and transferred to PDVSA Petróleo under the hydrocarbon sales agreement. Additionally, accounts payable of approximately US$82 million, equivalent to Bs 174,778 million (US$32 million, equivalent to Bs 69,042 million in 2006) are in respect of reimbursement of the Company’s capital costs and operating expenses, which were initially paid by HVSCA on behalf of the Company and subsequently billed by HVSCA to PDVSA Petróleo, which will, in turn, bill the Company; and approximately US$3 million, equivalent to Bs 7,001 million, is in respect of payments of special advantage royalties to municipalities for the second and third quarters of 2006, paid by PDVSA Petróleo on behalf of the Company.

The most significant transaction conducted with PDVSA Petróleo for the year ended December 31, 2007 and for the initial nine-month period ended December 31, 2006 relates to crude oil and gas sales amounting to approximately US$241 and US$204 million, respectively.

Members of the Board of Directors of Petrodelta are appointed and remunerated by the shareholders of the Company. They do not receive any separate remuneration or benefits in their capacity as directors of the Company. Some Senior management positions are seconded with shareholders’ employees but their compensation is reimbursed by the Company. Salaries and wages for seconded senior management were approximately US$340,000 in 2007 and US$174,000 in 2006.

8.	Shareholders’ Equity

Capital stock
At December 31, 2007, the Company’s nominal capital stock is represented by 100,000 common shares, fully authorized and paid in, with a par value of Bs 10,000 each. The Company’s capital stock is divided into two types of shares: Class “A” and Class “B” shares. Only the Venezuelan government or Venezuelan state-owned companies can own Class “A” shares. In October 2007, when the Company was incorporated, shareholders made the initial capital contribution of approximately Bs 1,000 million (equivalent to US$465,000). Capital stock has been fully subscribed and paid in as follows:

	Type of	Number of		Share of
Shareholders	shares	shares	US$	equity

Corporación Venezolana del Petróleo, S.A. (CVP)	A	60,000	279,070	60%
HNR Finance B.V. (HNR Finance)	B	40,000	186,046	40%

		100,000	465,116	100%

In November 2007, the shareholders made contributions for future capital increases of approximately US$6.5 million, equivalent to Bs 14,000 million. In 2008 this contribution will be capitalized once the minutes of the related shareholders’ meeting have been signed to comply with Article 1, Paragraph 1.4 of the Agreement for Conversion into a Mixed Company.

Share premium
Share premium is in respect of contributions of fixed assets and inventories made by shareholders in conformity with the Agreement for Conversion into a Mixed Company, whose value exceeds the par value of common shares issued. At December 31, 2007 and 2006, the share premium amounts to approximately US$212 million, equivalent to Bs 456,770 million, included in shareholders’ equity.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

Class “A” share premiums are in respect of fixed assets contributed by CVP. The value of these shares amounts to approximately US$191 million, equivalent to Bs 410,650 million, pursuant to Exhibit H of the Agreement for Conversion into a Mixed Company.

Class “B” share premiums are in respect of fixed assets and inventories contributed by HNR Finance. The value of these shares amounts to approximately US$21 million, equivalent to Bs 46,117 million, pursuant to Exhibit G of the Agreement for Conversion into a Mixed Company.

In conformity with the Company’s bylaws, in case of Company liquidation, all assets will be transferred only to Class “A” shareholders.

At December 31, 2007, the Company set aside a legal reserve of approximately Bs 100,000, equivalent to US$47,000, equivalent to 10% of its capital stock.

9.	Taxes
a) Income tax
The Company’s tax year ends on December 31. However, the period from April 1, 2006 to December 31, 2007 is considered the Company’s first tax year because the Company was incorporated in October 2007, as indicated in Note 1, but had rights and obligations over income, costs and expenses as of April 1, 2006.
Venezuelan Income Tax Law allows tax losses to be carried forward for three years, except those losses arising from the annual inflation adjustment, which may be carried forward for only one year.
Venezuelan Income Tax Law requires taxpayers to make an initial restatement of their nonmonetary assets and liabilities (mainly property, plant and equipment and inventories, as applicable to the Company) at the end of its first tax period. This restatement will give rise to a variation in the net equity amount at that date.
This initial restatement must be registered with the Restated Assets Registry (RAA), in which all taxpayers must be registered. It gives rise to a 3% tax on the increase of the initial inflation adjustment value of depreciable fixed assets. The Company calculated the increase in its depreciable fixed assets for the year ended December 31, 2007, giving rise to an expense of approximately Bs 42 million, equivalent to US$19,000, shown as part of the income tax expense.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

The estimated tax expense for the year ended December 31, 2007 and for the initial nine-month period ended December 31, 2006 comprises the following:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Income tax
Current	(85,830)	(184,534,203)	(67,188)	(144,453,138)
Restated Assets Registry (RAA)	(19)	(41,512)	—	—
Deferred	21,348	45,898,863	23,415	50,342,336

	(64,501)	(138,676,852)	(43,773)	(94,110,802)

Below are the main differences between income tax computed at the 50% statutory rate and the effective rate for the year ended December 31, 2007:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Book income before tax	155,942	335,273,758	133,704	287,461,744

Income tax calculated at the statutory rate of 50%	77,971	167,636,879	66,852	143,730,872

Tax effect of reconciling items
Deferred income tax	(21,348)	(45,898,863)	(23,415)	(50,342,336)
Restated Assets Registry (RAA)	19	41,512	—	—
Nondeductible provisions and accruals	7,859	16,897,324	336	722,266

Tax expense for the year at the effective rate	64,501	138,676,852	43,773	94,110,802

Total income tax for the year	64,501	138,676,852	43,773	94,110,802

Effective tax rate (%)	41%	41%	33%	33%

b) Deferred income tax
Deferred income tax at December 31 mainly comprises the effect of temporary differences for the following items:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Deferred tax asset
Difference in value of inventories	2,303	4,950,862	3,387	7,281,454
Property, plant and equipment	33,453	71,924,276	13,798	29,665,866
Accruals and other payables	9,007	19,366,061	6,230	13,395,016

Total deferred tax asset	44,763	96,241,199	23,415	50,342,336

Short-term portion	(6,025)	(12,954,296)	—	—

Long-term portion	38,738	83,286,903	23,415	50,342,336

This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

c) Special advantage taxes
The Company is subject to special advantage taxes, which are determined based on: a) an additional royalty of 3.33% on the volume of hydrocarbons extracted in the delimited area, distributing 2.22% to municipalities within the delimited area and 1.11% to finance endogenous development projects in these municipalities; and b) an amount equivalent to the difference, if any, between (1) 50% of the value of the hydrocarbons extracted in the delimited area during each calendar year and (2) the sum of payments made by the Company to the Venezuelan government related to activities developed by the former during the calendar year, in respect of royalties applicable to hydrocarbons and investments in endogenous development projects of 1% of pre-tax income. The amount of special advantages determined by subtracting (1) from (2) must be paid every year on April 20, pursuant to Exhibit F of the Agreement for Conversion into a Mixed Company.
During 2007 the Company recorded expenses of approximately US$7.6 million, equivalent to
Bs 16,241 million (US$6.4 million, equivalent to Bs 13,692 million in 2006) in respect of special advantage royalties paid to municipalities, and expenses of approximately US$5.4 million, equivalent to Bs 11,532 million (US$4.5 million, equivalent to Bs 9,764 million in 2006) in respect of special advantage royalties for investments in endogenous and social development projects, shown in the income statement under Special advantage royalties. The Company determined that the sum of taxes, royalties and other contributions is greater than 50% of the value of hydrocarbons extracted in the delimited area.
d) Value added tax (VAT)
This tax is based on a tax credit system; it is payable based on the value added at each stage of production or sales. During the initial nine-month period ended December 31, 2006, the applicable tax rate was 14%. A Partial Reform of the Value Added Tax Law was published in Official Gazette No. 38,632 on February 26, 2007, changing the applicable tax rate from 14% to 11% as from March 1, 2007 and to 9% as from July 1.
The Company is not subject to VAT withholdings because LOH-regulated mixed companies selling natural hydrocarbons to PDVSA, or to any of its subsidiaries, are subject to a zero tax rate under the current VAT Law.
This Law also establishes that mixed companies regulated by the LOH will be treated as ordinary exporting taxpayers for purposes of application of the regime for recovery of tax credits from the sales of natural hydrocarbons in the country to PDVSA or any of its subsidiaries.
At December 31, 2007, the Company has not recognized recoverable value added tax credits in connection with disbursements made by PDVSA Petróleo and CVP on behalf of the Company because it has not received any related billings.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

e) Occupation Hazard and Injury Prevention and Employment and Workplace Safety and Health Law
The Occupational Hazard and Injury Prevention and Employment and Workplace Safety and Health Law became effective in July 2005. This Law establishes new employer contribution percentages at between 0.75% and 10% of each employee’s salary. This percentage is determined by the type and degree of risk classification for each company. The type and degree of risk will be based on Regulations which classify activities according to the degree of danger to which employees are exposed. However, to date, the respective regulation has not been issued.
f) Law for the Advancement of Science, Technology and Innovation
The Law for the Advancement of Science, Technology and Innovation was enacted in August 2005. This Law establishes that, beginning January 1, 2006, the country’s major corporations will annually earmark 0.5% of gross income generated in Venezuela to support activities which, according to the Law, relate to investments in science, technology and innovation. This Law defines major corporations as those whose annual gross income exceeds 100,000 tax units. In addition, Article No. 35 of the aforementioned Law requires major corporations in the country engaged in activities covered by the Hydrocarbon and Gaseous Hydrocarbon Law to contribute 2% a year of their gross income generated in Venezuela from any of the activities specified in Article No. 42 of this Law. This Law’s Regulations will establish the mechanisms, methods and procedures for mandatory contributions from major corporations, as well as the timeframe and procedures that must be complied with for the purpose of determining which activities will be considered by the Ministry of Science and Technology in connection with these contributions. At December 31, 2007, management of the Company, per the opinion issued by the corporate legal advisor of one of its shareholders, concluded that since in 2006 the Company was not a duly incorporated entity for fiscal purposes, it did not generate any gross income during that period. Based on the aforementioned statement, the management considers that in 2007 the Company does not have a calculation basis for this contribution. Therefore, the Company has not recorded any amount in this connection in its financial statements at that date.
g) Law on Narcotic and Psychotropic Substances (LOCTICSEP)
The Law on Narcotic and Psychotropic Substances was published in Official Gazette No. 38,287 on December 16, 2005. This Law repeals the previous Law of September 30, 1993 and requires all companies, public or private, with 50 or more employees to earmark 1% of their annual net income for social programs for the prevention of illegal drug consumption and traffic, one-half of which will be set aside for child welfare protection programs. However, at the issue date of this report, the collection agency for this contribution has not been created. At December 31, 2007, the Company has set aside a provision of approximately US$2 million to cover liabilities arising from application of this Law.
In addition, Company management is evaluating the effects, if any, of the aforementioned Laws on the financial statements and awaiting issuance of the related Regulations and creation of the collection agency to complete its assessment.
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

h) Law for the Tax on Financial Transactions
On October 3, 2007, the Venezuelan government enacted by Decree the Tax on Financial Transactions for Incorporated and Unincorporated Entities. This tax is levied upon debits or withdrawals made from current and savings accounts, custody deposits or any other type of demand deposits, liquid asset funds, trust funds and other financial market funds or financial instruments transacted by incorporated and unincorporated entities with Venezuelan banks and other financial institutions. The tax rate was set at 1.5% as from November 1, 2007.
10.	Accruals and Other Payables

Accruals and other payables at December 31 comprise the following:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Accruals and other payables
Royalties for gas production (Note 12)	13,408	28,826,772	6,176	13,277,512
Special advantages (Note 9)	10,666	22,932,136	6,368	13,692,001
Social development	9,905	21,296,585	4,542	9,764,246
LOCTICSEP (Note 9)	1,832	3,938,867	672	1,444,531
Accrued expenses	14,095	30,303,219	2,581	5,552,056

Total accruals and other payables	49,906	107,297,579	20,339	43,730,346

Certain capital costs and operating expenses in the transition period paid by the related company HVSCA on behalf of the Company have been accrued since they have not been billed by PDVSA Petróleo to the Company. Management expects to receive billings during the first semester of 2008.

Bellow are the movements of provisions at December 31, 2007:

	Balance at		Balance at
	December 31,		December 31,	Current
(Thousands of U.S. dollars)	2006	Increase	2007	portion

Accruals and other payables
Royalties for gas production	6,176	7,232	13,408	13,408
Special advantages	6,368	4,298	10,666	10,666
Social development	4,542	5,363	9,905	9,905
LOCTICSEP (Note 9)	672	1,160	1,832	1,832
Accrued expenses	2,581	11,514	14,095	14,095

Total accruals and other payables	20,339	29,567	49,906	49,906

Accruals and other payables
Royalties for gas production	13,277,512	15,549,260	28,826,772	28,826,772
Special advantages	13,692,001	9,240,135	22,932,136	22,932,136
Social development	9,764,246	11,532,339	21,296,585	21,296,585
LOCTICSEP (Note 9)	1,444,531	2,494,336	3,938,867	3,938,867
Accrued expenses	5,552,056	24,751,163	30,303,219	30,303,219

Total accruals and other payables	43,730,346	63,567,233	107,297,579	107,297,579

This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

11.	Income from Sales

Income from sales of hydrocarbons for the period ended at December 31 comprises the following:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Crude oil sales	314,928	677,094,363	265,625	571,094,303
Natural gas sales	20,789	44,695,778	17,796	38,260,488

Total income from sales	335,717	721,790,141	283,421	609,354,791

During 2007 and 2006, crude oil production totaled 5,373,623 barrels (Bbls) and 5,210,759 barrels (Bbls), respectively (unaudited production data). During 2007 the Company sold 70% of its crude oil production to PDVSA Petróleo for approximately US$220 million, equivalent to Bs 473,497 million (US$186 million, equivalent to Bs 399,731 million for the initial nine-month period ended December 31, 2006) and the remaining 30% amounting to approximately US$95 million, equivalent to
Bs 203,597 million (US$80 million, equivalent to Bs 171,364 million for the initial nine-month period ended December 31, 2006) was delivered to MENPET as payment in kind for royalties on hydrocarbon production.

During 2007 and 2006, gas production totaled 17,338,070 thousand cubic feet (Mcf) and 14,804,976 Mcf, respectively (unaudited production data). During 2007 the Company sold 13,456,164 Mcf of gas to PDVSA Petróleo for approximately US$21 million, equivalent to Bs 44,696 million (11,518,748 Mcf for approximately US$18 million, equivalent to Bs 38,260 million in 2006). The difference between gas produced and gas sold relates to the portion used by the Company to generate energy and compress gas in the fields. At December 31, 2007, the Company has not received the forms for settlement of royalties from MENPET in respect of gas produced in 2007 and 2006.

12.	Production Royalties

Royalties on production of hydrocarbons for the period ended at December 31 comprise the following:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Crude oil production	94,696	203,597,195	79,704	171,363,500
Gas production	7,233	15,549,261	6,176	13,277,512

Total production royalties	101,929	219,146,456	85,880	184,641,012

This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

The Company is required to pay a 30% royalty in kind for crude oil produced and transferred to PDVSA Petróleo. Gas production is taxed with a 30% royalty calculated based on gas volumes produced in any field multiplied by the market value of natural gas less a 10% discount. Crude oil and gas are taxed by MENPET.

In 2007 royalty expenses for crude oil and gas produced amount to approximately US$102 million, equivalent to Bs 219,146 million (US$86 million, equivalent to Bs 186,641 million for the initial nine-month period ended December 31, 2006).

13.	Production Costs

Production costs for the period ended at December 31 comprise the following:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Maintenance and repair expenses	10,666	22,933,762	13,558	29,150,054
Electric energy	6,315	13,577,250	5,252	11,291,800
Materials and consumables used	6,212	13,355,585	3,531	7,591,650
Other	559	1,202,281	388	834,595

Total production costs	23,752	51,068,878	22,729	48,868,099

14.	General and Administrative Expenses

General and administrative expenses for the period ended at December 31 comprise the following:

	2007		2006
		Nominal		Nominal
(In thousands)	US$	bolivars	US$	bolivars

Costs of personnel assigned	10,453	22,473,950	6,534	14,048,100
Insurance	2,646	5,688,900	1,878	4,037,700
Service and professional fees	2,236	4,807,400	318	683,700
LOCTICSEP (Note 9)	1,160	2,494,336	672	1,444,531
Depreciation (office furniture and equipment, and vehicles)	594	1,276,733	460	989,000
Other	6,131	13,181,648	3,720	8,000,151

Total general and administrative expenses	23,220	49,922,967	13,582	29,203,182

15.	Subsequent Events
a) Monetary reconversion
In March 2007, the Venezuelan government established that, as from January 1, 2008, the unit of the Venezuelan monetary system (Venezuelan bolivar) was redenominated at a conversion rate of one thousand current bolivars to one new bolivar (“bolívar fuerte”). Therefore, any amount expressed in local currency before January 1, 2008 will be converted to the new unit (“bolívar fuerte”) on that date
This is a free translation into English of a report issued in the Spanish language and is provided solely for the convenience of the English speaking readers. This report should be read in conjunction with, and construed in accordance with, Venezuelan law and professional
International auditing standards and International financial reporting standards.

Petrodelta, S.A.
Notes to the financial statements
December 31, 2007 and 2006

by dividing it by one thousand and rounding it to the nearest cent. In addition, by January 1, 2008, companies in general, both public and private, shall have adapted their information systems to accommodate the new monetary unit. Rounding effects resulting from this process should be recorded in the results for the period in which the conversion is performed. Costs incurred from adaptation of systems and processes to comply with this regulation have been recorded in the results for 2007 under General and administrative expenses.
b) Currency Exchange Offenses Law
On December 28, 2007, the Venezuelan government published a Reform of the Currency Exchange Offenses Law, effective as of January 27, 2008. This reform, among other things, establishes that companies or individuals that offer, announce or divulge foreign currency exchange rates other than the official exchange rates through written, audiovisual, radio, or any other media will be fined with 1,000 tax units for the first offense and 2,000 tax units for every repeat offense.