Form 10-Q
period 2008-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2008-05-01
CIK 845289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008 or

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
Yes ☑    No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     At April 24, 2008, 35,267,766 shares of the Registrant’s Common Stock were outstanding.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,412	$120,841
Restricted cash	6,841	6,769
Accounts and notes receivable, net	9,450	9,418
Advances to equity affiliate	3,719	16,352
Prepaid expenses and other	1,084	1,032

TOTAL CURRENT ASSETS	138,506	154,412

OTHER ASSETS	850	4,301
INVESTMENT IN EQUITY AFFILIATES	258,731	251,173
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	10,150	3,163
Other administrative property	1,575	1,481

	11,725	4,644
Accumulated depletion, depreciation and amortization	(1,089)	(1,061)

	10,636	3,583

	$408,723	$413,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$2,014	$5,949
Accounts payable, related party	10,218	10,093
Accrued expenses	8,244	11,895
Accrued interest	5,595	5,136
Income taxes payable	228	503
Short-term debt	9,302	9,302

TOTAL CURRENT LIABILITIES	35,601	42,878

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	57,882	56,825
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at March 31, 2008 and December 31, 2007, respectively; issued 38,591 shares and 38,513 shares at March 31, 2008 and December 31, 2007, respectively	386	385
Additional paid-in capital	203,266	201,938
Retained earnings	148,138	147,934
Treasury stock, at cost, 3,726 shares and 3,719 shares at March 31, 2008 and December 31, 2007, respectively.	(36,550)	(36,491)

TOTAL STOCKHOLDERS’ EQUITY	315,240	313,766

	$408,723	$413,469

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
EXPENSES
Depreciation	$45	$281
Exploration expense	1,349	—
General and administrative	6,212	6,433
Taxes other than on income	263	237

	7,869	6,951

LOSS FROM OPERATIONS	(7,869)	(6,951)

OTHER NON-OPERATING INCOME (EXPENSE)
Gain on financing transactions	1,330	—
Investment earnings and other	1,131	2,443
Interest expense	(459)	(2,481)

	2,002	(38)

LOSS FROM CONSOLIDATED COMPANIES BEFORE INCOME TAXES AND MINORITY INTERESTS	(5,867)	(6,989)
INCOME TAX EXPENSE	64	114

LOSS BEFORE MINORITY INTERESTS	(5,931)	(7,103)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	1,423	(637)

NET LOSS FROM CONSOLIDATED COMPANIES	(7,354)	(6,466)
NET INCOME (LOSS) FROM UNCONSOLIDATED EQUITY AFFILIATES	7,558	(39)

NET INCOME (LOSS)	$204	$(6,505)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.17)

Diluted	$0.01	$(0.17)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$204	$(6,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	45	281
Gain on financing transactions	(1,330)	—
Net (income) loss from unconsolidated equity affiliates	(7,558)	39
Non-cash compensation-related charges	998	1,462
Minority interest in consolidated subsidiary companies	1,423	(637)
Changes in Operating Assets and Liabilities:
Accounts and notes receivable	(32)	2
Advances to equity affiliate	12,633	1,923
Prepaid expenses and other	(52)	194
Accounts payable	(2,605)	(1,707)
Accounts payable, related party	125	114
Accrued expenses	(3,714)	(4,927)
Accrued interest	459	(915)
Income taxes payable	(275)	26

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	321	(10,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,284)	(271)
Investment in equity affiliates	—	(4,591)
Decrease (Increase) in restricted cash	(72)	13,142
Investment costs	(363)	(26)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,719)	8,254

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	335	—
Purchase of treasury stock	(8)	—
Payments of notes payable	—	(6,977)
Dividends paid to minority interest	(358)	—

NET CASH USED IN FINANCING ACTIVITIES	(31)	(6,977)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,429)	(9,373)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,841	148,079

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117,412	$138,706

Supplemental Schedule of Noncash Investing and Financing Activities:
     During the three months ended March 31, 2008, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 5,176 shares being added to treasury stock at cost. During the three months ended March 31, 2007, we issued 0.2 million shares of restricted stock valued at $2.1 million.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2008 and 2007 (unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Interim Reporting
     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.
Organization
     Harvest Natural Resources, Inc. is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1989, when it was incorporated under Delaware law. We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) originally through our subsidiary Harvest Vinccler, S.C.A. (“Harvest Vinccler”) and subsequently through our 40 percent equity affiliate, Petrodelta, S. A. (“Petrodelta”) and have offshore undeveloped acreage in the People’s Republic of China (“China”). In October 2007, Harvest Vinccler contributed the Uracoa, Tucupita and Bombal fields (“SMU Fields”) and Corporación Venezolana del Petroleo S.A. (“CVP”) contributed the Isleño, El Salto and Temblador fields (“New Fields”) (collectively “Petrodelta Fields”) to Petrodelta. In March 2008, we executed an Area of Mutual Intent (“AMI”) agreement with a private third party for the Gulf Coast Region of the United States. In addition, we have also entered into a leasehold acquisition agreement in another area of the United States. See Note 7 – United States Operations. Operations in the United States will be conducted through a wholly-owned subsidiary.
Principles of Consolidation
     The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies in which we have significant influence. All intercompany profits, transactions and balances have been eliminated.
Investment in Equity Affiliates
     The equity method of accounting is used for companies and other investments in which we have significant influence. We own a 45 percent equity interest in Fusion Geophysical, LLC (“Fusion”) and a 40 percent equity interest in Petrodelta. Petrodelta was formed in October 2007, and the net income from unconsolidated equity affiliates from April 1, 2006 to December 31, 2007 was reflected in the three months ended December 31, 2007 consolidated statement of operations. The three months ended March 31, 2008 is the first period that we have reported net income from unconsolidated equity affiliate for Petrodelta on a current basis. These investments are increased or decreased by earnings/losses and decreased by dividends paid. No dividends were declared or paid by Fusion or Petrodelta in the three months ended March 31, 2008 or year ended December 31, 2007.
Cash and Cash Equivalents
     Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months. At March 31, 2008, Harvest Vinccler had 15.1 million Venezuela Bolivares Fuertes (“Bolivars”) which are shown in the March 31, 2008 financial statements as $7.0 million in cash and cash equivalents.

Fair Value Measurements
     We adopted Financial Accounting Standard (“FAS”) No. 157 – Fair Value Measurements (“FAS 157”) effective January 1, 2008, except for those provisions permitted to be delayed by FAS 157-2. Accordingly, we have not applied the provisions of FAS 157 to nonfinancial assets and liabilities initially measured at fair value. In general, fair value measurements and disclosures are made in accordance with the provisions of FAS 157. FAS 157, while not requiring any new fair value measurements, established a single definition of fair value in GAAP and expanded disclosures about fair value measurements. The adoption of FAS 157 had no impact on our consolidated financial position, results of operations or cash flows.
Restricted Cash
     Restricted cash represents cash and cash equivalents held in a U.S. bank used as collateral for Harvest Vinccler’s loan agreement, and is classified as current based on the terms of the agreement. See Note 2 – Short-Term Debt.
Property and Equipment
     Our accounting method for oil and gas exploration and development activities is the successful efforts method. During the three months ended March 31, 2008, we incurred $1.3 million of exploration costs related to the purchase of seismic related to our United States operations and reclassified $3.8 million of lease investigatory costs associated with our United States operations from other assets to oil and gas properties. See Note 7 – United States Operations.
Minority Interests
     We record a minority interest attributable to the minority shareholder of our Venezuela subsidiary. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income. In March 2008, we redeemed the 20 percent minority interest in our Barbados affiliate.
Earnings Per Share
     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 35.0 million and 37.4 million for the three months ended March 31, 2008 and 2007, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 36.6 million and 37.4 million for the three months ended March 31, 2008 and 2007, respectively.
     An aggregate of 0.8 million and 1.7 million options were excluded from the earnings per share calculations because their exercise price exceeded the average stock price for the three months ended March 31, 2008 and 2007, respectively.
     Stock options of 39,000 were exercised in the three months ended March 31, 2008 resulting in cash proceeds of $0.3 million. No stock options were exercised in the three months ended March 31, 2007.
New Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued FAS 161 – Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. FAS 161 is intended to enhance the current disclosure framework in FAS 133 – Accounting for Derivative Instruments and Hedging Activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FAS 161 will not have a material effect on our consolidated financial position, results of operations or cash flows.

     In February 2008, the FASB issued FASB Staff Position (“FSP”) 140-3 – Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). The objective of FSP 140-3 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP 140-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FSP 140-3 will not have a material effect on our consolidated financial position, results of operations or cash flows.
     In February 2008, the FASB issued FASB FSP 07-1-1 which delays indefinitely the effective date of American Institute of Certified Public Accountant’s (“AICPA”) Statement of Position (“SOP”) 07-1 – Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1-1”). SOP 07-1-1 will not have a material effect on our consolidated financial position, results of operations or cash flows.
     In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”) which expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with FAS 123 (revised) – Share Based Payment. The staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB 110 is effective January 1, 2008. SAB 110 did not have a material effect on our consolidated financial position, results of operations or cash flows.
Reclassifications
     Certain items in 2007 have been reclassified to conform to the 2008 financial statement presentation.
Note 2 – Short-Term Debt
     Short-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Note payable with interest at 20.0%	$9,302	$9,302

     On November 20, 2006, Harvest Vinccler entered into a three-year term loan with a Venezuelan bank for 120 billion Bolivars (approximately $55.8 million). The first principal payment was due 180 days after the funding date in the amount of 20 billion Bolivars (approximately $9.3 million), and 20 billion Bolivars (approximately $9.3 million) every 180 days thereafter. The interest rate for the first 180 days was fixed at 10.0 percent and may be adjusted from time to time thereafter within the limits set forth by the Central Bank of Venezuela or in accordance with the conditions in the financial market. The interest rate was adjusted to 20.0 percent on February 1, 2008. The loan is collateralized by a $6.8 million deposit plus interest in a U.S. bank. The loan was used to meet the SENIAT income tax assessments and related interest, refinance a portion of the another Bolivar loan and to fund operating requirements.
Note 3 — Commitments and Contingencies
     Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Benton-Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May 2003 by Excel alleging, among other things, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys’ fees. In April 2007, the Court set the case for trial. The trial date has been reset for the first quarter of 2009. We dispute Excel’s claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.
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
     Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the SMU Fields are located as follows:
•	One claim was filed in April 2005 alleging the failure to pay taxes at a new rate set by the Municipality. Harvest Vinccler has filed a protest with the Mayor’s Office and a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss the claim. On April 10, 2008, the Tax Court suspended the case pending a response from the Mayor’s Office to the protest. If the Municipality’s response is to confirm the assessment, Harvest Vinccler will defer to the competent Tax Court to enjoin and dismiss the claim.

•	Two claims were filed in June 2007. One claim relates to the period 2003 through 2006 and seeks to impose a tax on interest paid by PDVSA under the OSA. The second claim alleges a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss the claims.

•	Two claims were filed in July 2007 seeking to impose penalties on tax assessments filed and settled in 2004. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss the claims.
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

Note 4 — Taxes Other Than on Income
     The components of taxes other than on income were:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Franchise Taxes	$41	$53
Payroll and Other Taxes	222	184

	$263	$237

Note 5 — Operating Segments
     We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. As a result of the situation in Venezuela, our GAAP consolidated financial statements for the three months ended March 31, 2007 do not reflect the net results of our producing operations in Venezuela. See Note 6 – Investment in Equity Affiliates, Petrodelta. Costs included under the heading “United States and Other” include operations, exploration, corporate management, cash management, business development and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and Other segment and are not allocated to other operating segments:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Operating Segment Income (Loss)
Venezuela	$6,860	$(2,530)
United States and other	(6,656)	(3,975)

Net income (loss)	$204	$(6,505)

	March 31,	December 31,
	2008	2007
	(in thousands)
Operating Segment Assets
Venezuela	$284,513	$303,042
United States and other	142,210	126,766

	426,723	429,808
Intersegment eliminations	(18,000)	(16,339)

	$408,723	$413,469

Note 6 – Investment in Equity Affiliates
Petrodelta
     HNR Finance B.V. (“HNR Finance”) owns a 40 percent interest in Petrodelta and recorded its share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007. The three months ended March 31, 2008 is the first period that we have reported earnings from operations of Petrodelta on a current basis. Petrodelta’s financial information is prepared in accordance with International Financial Reporting Standards (“IFRS”) which we have adjusted to conform to GAAP. No dividends were declared or paid during the three months ended March 31, 2008 and 2007, respectively. All amounts represent 100 percent of Petrodelta. Summary financial information has been presented below at March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 (in thousands, except per unit information):

Three Months
Ended
March 31, 2008
Barrels of oil sold	1,209
Thousand cubic feet of gas sold	3,172
Total barrels of oil equivalent	1,738

Average price per barrel	$79.02
Average price per thousand cubic feet	$1.54

Revenues:
Oil sales	$95,535
Gas sales	4,885
Royalty	(33,959)

66,461

Expenses:
Operating expenses	14,343
Depletion, depreciation and amortization	4,298
General and administrative	1,678
Taxes other than on income	3,486

23,805

Income from operations	42,656

Investment Earnings and Other	53

Income before Income Tax	42,709

Current income tax expense	21,496
Deferred income tax benefit	(6,683)

Net Income	27,896
Adjustment to reconcile to reported Net Income from
Unconsolidated Equity Affiliate:
Deferred income tax benefit	6,683

Net Income Equity Affiliate	21,213
Equity interest in unconsolidated equity affiliate	40%

Income before amortization of excess basis in equity affiliate	8,485
Amortization of excess basis in equity affiliate	(275)
Conform depletion expense to GAAP	(666)

Net income from unconsolidated equity affiliate	$7,544

	March 31,	December 31,
	2008	2007
Current assets	$563,251	$478,734
Property and equipment	173,924	176,783
Other assets	51,496	38,738
Current liabilities	353,870	287,491
Other liabilities	6,105	5,964
Net equity	428,696	400,800

Fusion Geophysical, LLC (“Fusion”)
     Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering. The purchase of Fusion extends our technical ability and global reach to support a more organic growth and exploration strategy. Our minority equity investment in Fusion is accounted for using the equity method of accounting. Operating revenue and total assets represent 100 percent of Fusion. No dividends were declared or paid during the three months ended March 31, 2008 and 2007, respectively. Summarized financial information for Fusion follows (in thousands, except per unit information):

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Operating Revenues	$2,692	$1,573

Net Income (Loss)	$395	$(87)
Equity interest in unconsolidated equity affiliate	45%	45%

Net income (loss) from unconsolidated equity affiliate	178	(39)
Amortization of fair value of intangibles	(164)	—

Net income (loss) from unconsolidated equity affiliate	$14	$(39)

	March 31,	December 31,
	2008	2007
Current assets	$5,236	$3,995
Total assets	16,152	14,846
Current liabilities	2,972	2,100
Total liabilities	2,972	2,100
Note 7 – United States Operations
     We have initiated a domestic exploration program in two different basins. We will be the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced engineering and technical personnel and with the acquisition of Fusion in 2007. Each of the agreements is located in highly competitive lease acquisition areas. In order to maximize our lease position, we elected to complete the lease acquisition phase prior to disclosure of the prospect location or the announcement of our drilling objectives.
Gulf Coast
     We executed an AMI agreement with a private third party for the upper Gulf Coast Region of the United States. The AMI covers the coastal areas from Nueces County, Texas to Cameron Parish, Louisiana including state waters. We will be the operator and have an initial working interest of 55 percent in the AMI. We are committed to carry our partner through the acquisition of additional leases, seismic and the drilling of wells. The carry obligation is for the first $20.0 million of expenditures under the AMI. Through March 31, 2008, we have incurred $1.5 million of the carry obligation for the reimbursement of leasehold costs, seismic, as well as reprocessing of the seismic and additional leases. The parties have identified two prospects for evaluation and are in the process of finalizing the leasing of each prospect area. The other party is obligated to evaluate and present additional opportunities at their sole cost. As each prospect is accepted it will be covered by the AMI. All subsequent costs will be shared pursuant to the terms of the AMI.
Other United States
     We have entered into an agreement to complete the leasing of acreage and drilling a prospect well in another United States basin. The leasing program is ongoing, and, for competitive purposes, the prospect area will not be disclosed prior to the completion of leasing. We will be the operator and have a working interest of 50 percent. We have incurred $6.9 million in the acquisition of leasehold and rights.

Note 8 – Indonesia
     In February 2008, Indonesia’s oil and gas regulatory authority, BP Migas, approved the assignment to us of a 47 percent interest in the Budong-Budong production sharing contract (“Budong PSC”). Final government approval from the Ministry of Energy and Mineral Resources, Migas, was received in April 2008. The Budong PSC is located onshore West Sulawesi, Indonesia. We acquired our 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells. This commitment is capped at $17.2 million. Prior to drilling the first exploration well, subject to the estimated cost of that well, our partner will have a one-time option to increase the level of the carried interest to $20.0 million, and as compensation for the increase, we will increase our participation to a maximum of 54.65 percent. The Budong PSC includes a ten-year exploration period and a 20-year development phase. For the initial three-year exploration phase, which began January 2007, we are in the process of acquiring, processing and interpreting approximately 500 kilometers of 2-D seismic and plan to drill two exploration wells. Our partner will be the operator through the exploration phase as required by the terms of the Budong PSC. We will have control of major decisions and financing for the project with an option to operate in the development and production phase if approved by BP Migas.
Note 9 – Gabon
     In April 2008, we completed the purchase of a 50 percent interest in the production sharing contract related to the Dussafu Marin field offshore Gabon in West Africa (“Dussafu PSC’) for $4.5 million. We will be the operator of the Dussafu PSC. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC contains 680,000 acres with water depths to 1,000 feet. In the Dussafu PSC, we are committed to perform geological, geophysical and engineering studies and to shoot 500 kilometers of 2-D seismic.
Note 10 – Gain on Financing Transaction
     In January 2008, Harvest Vinccler entered into a security exchange transaction to effectively convert U.S. Dollars to Bolívars as Harvest Vinccler has no source for Bolivars. In this exchange transaction, one of Harvest’s affiliates purchased U.S. government securities and exchanged them for U.S. Dollar indexed debt issued by the Venezuelan government. The U.S. Dollar indexed Venezuelan government securities can only be traded in Venezuela for Bolivars (“Southern Bonds” or “TICC’s”). The exchange was transacted through an intermediary at the securities transaction rate of Bolivars to U.S. Dollars. Harvest Vinccler at the same time purchased a like amount of U.S. government securities and exchanged those securities with the intermediary for the TICCs. Harvest Vinccler converted the TICCs to Bolivars at a local bank at the official exchange rate of 2.15 Bolivars to one U.S. Dollar and used the Bolivars for operating expenses. This security exchange transactions resulted in a $1.3 million gain on financing transactions for the three months ended March 31, 2008. There were no such financing transactions in the three months ended March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, forecast”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for undeveloped reserves, drilling risks, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the exploration, operation and development of oil and natural gas properties, risks incumbent to being a minority shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, the Company’s ability to acquire oil and natural gas properties that meet its objectives, availability and cost of drilling rigs, seismic crews, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2007, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.
Executive Summary
     We are a global acquire and exploit producer, focused on exploration opportunities within proven active hydrocarbon systems. This technically-driven strategy provides us with low entry costs into areas with large hydrocarbon resource potential. To support our strategy, we supplemented our business development and technical expertise by expanding our London office, opening a Singapore office and purchasing a 45 percent equity interest in Fusion Geophysical, L.L.C. (“Fusion”). Harvest is building a portfolio of exploration prospects to complement its low technical risk Venezuelan development assets.
Venezuela
     Certain operating statistics for the three months ended March 31, 2008 and 2007 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Oil production (million barrels)	1.2	1.5
Natural gas production (billion cubic feet)	3.2	3.3
Barrels of oil equivalent	1.7	2.1
Cash operating costs ($millions)	14.3	13.8
Capital expenditures ($millions)	13.2	0.3
     Crude oil delivered from the Petrodelta fields to PDVSA is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Market prices for crude oil of the type produced in the fields operated by Petrodelta averaged approximately $79.02 and $44.43 a barrel for the three months ended March 31, 2008 and 2007, respectively. The activity from April 1, 2006 to December 31, 2007 was recorded in the three months ended December 31, 2007. The price for natural gas is $1.54 per thousand cubic feet.

     On April 15, 2008, the Venezuelan government published in the Official Gazette the Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (“Windfall Profits Tax”). The Windfall Profits Tax is effective April 15, 2008, the date published. The Windfall Profits Tax establishes a special 50 percent tax to the Venezuelan government when the average price of Brent crude (“Brent”) exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 to 60 percent when the average price of Brent exceeds $100 per barrel. It is our understanding that the Windfall Profits Tax will be a reduction in the price per barrel received by Petrodelta from PDVSA and, consequently, will be deductible for Venezuelan income tax purposes. There have been no regulations issued to indicate how the mechanics of the Windfall Profits Tax will work. As a result, Petrodelta is unable at this time to estimate the overall impact of the Windfall Profits Tax on its financial position, results of operations or cash flows.
Indonesia
     In February 2008, Indonesia’s oil and gas regulatory authority, BP Migas, approved the assignment to us of a 47 percent interest in the Budong-Budong production sharing contract (“Budong PSC”). Final government approval from the Ministry of Energy and Mineral Resources, Migas, was received in April 2008. The Budong PSC is located onshore West Sulawesi, Indonesia. We acquired our 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells. This commitment is capped at $17.2 million. Prior to drilling the first exploration well, subject to the estimated cost of that well, our partner will have a one-time option to increase the level of the carried interest to $20.0 million, and as compensation for the increase, we will increase our participation to a maximum of 54.65 percent. The Budong PSC includes a ten-year exploration period and a 20-year development phase. For the initial three-year exploration phase, which began January 2007, we are in the process of acquiring, processing and interpreting approximately 500 kilometers of 2-D seismic and plan to drill two exploration wells. Our partner will be the operator through the exploration phase as required by the terms of the Budong PSC. We will have control of major decisions and financing for the project with an option to operate in the development and production phase if approved by BP Migas. Our 2008 commitment is approximately $10.0 million.
Gabon
     In April 2008, we completed the purchase of a 50 percent interest in the production sharing contract related to the Dussafu Marin field offshore Gabon in West Africa (“Dussafu PSC’) for $4.5 million. We will be the operator of the Dussafu PSC. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC contains 680,000 acres with water depths to 1,000 feet. In the Dussafu PSC, we are committed to perform geological, geophysical and engineering studies and to shoot 500 kilometers of 2-D seismic. Our 2008 commitment is approximately $1.0 million.
United States Operations
     We have initiated a domestic exploration program in two different basins. We will be the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced engineering and technical personnel and with the acquisition of Fusion in 2007. Each of the agreements is located in highly competitive lease acquisition areas. In order to maximize our lease position, we elected to complete the lease acquisition phase prior to disclosure of the prospect location or the announcement of our drilling objectives.
Gulf Coast
     We executed an AMI agreement with a private third party for the upper Gulf Coast Region of the United States. The AMI covers the coastal areas from Nueces County, Texas to Cameron Parish, Louisiana including state waters. We will be the operator and have an initial working interest of 55 percent in the AMI. We are committed to carry our partner through the acquisition of additional leases, seismic and the drilling of wells. The carry obligation is for the first $20.0 million of expenditures under the AMI. The parties have identified two prospects for evaluation and are in the process of finalizing the leasing of each prospect area. The other party is obligated to evaluate and present additional opportunities at their sole cost. As each prospect is accepted it will be covered by the AMI. All subsequent costs will be shared pursuant to the terms of the AMI. Our commitment for 2008 is to complete the lease acquisition, seismic acquisition, reprocess well site seismic and drill the initial exploratory well. Our 2008 commitment is approximately $8.0 million.

Other United States
     We have entered into an agreement to complete the leasing of acreage and drilling a prospect well in another United States basin. The leasing program is ongoing, and, for competitive purposes, the prospect area will not be disclosed prior to the completion of leasing. We will be the operator and have a working interest of 50 percent. Our commitment for 2008 is to complete the lease acquisition program and initiate well preparation work. Our 2008 commitment is approximately $8.0 million.
     See the notes accompanying the financial statements in Item 1 Financial Statements of this Quarterly Report on Form 10-Q, and Item 1 Business, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of the situation in Venezuela and other matters.
Management Changes
     Effective April 14, 2008, Patrick R. Oenbring was elected Vice President, Western Operations. Mr. Oenbring’s responsibilities will be the management of our U.S. operations.
Capital Resources and Liquidity
     Debt Reduction. At March 31, 2008, Harvest Vinccler has debt of 20 million Bolivars (approximately $9.3 million) which is secured by $6.8 million in restricted cash deposited in a U.S. bank. We have no other debt obligations.
     Working Capital. Our capital resources and liquidity are affected by the ability of Petrodelta to pay dividends. See Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of the situation in Venezuela and other matters.
     The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$321	$(10,650)
Net cash provided by (used in) investing activities	(3,719)	8,254
Net cash used in financing activities	(31)	(6,977)

Net decrease in cash	$(3,429)	$(9,373)

     At March 31, 2008, we had current assets of $138.5 million and current liabilities of $35.6 million, resulting in working capital of $102.9 million and a current ratio of 3.9:1. This compares with a working capital of $111.5 million and a current ratio of 3.6:1 at December 31, 2007. The decrease in working capital of $8.6 million was primarily due to the payment of advances by PDVSA offset by payments of accounts payable trade and accrued expenses.
     Cash Flow from Operating Activities. During the three months ended March 31, 2008, net cash provided by operating activities was approximately $0.3 million. During the three months ended March 31, 2007, net cash used in operating activities was approximately $10.7 million. The $11.0 million increase was primarily due to the payment of advances by PDVSA offset by payments of accounts payable trade and accrued expenses.
     Cash Flow from Investing Activities. During the three months ended March 31, 2008, we had capital expenditures of approximately $3.3 million related to lease acquisition for our domestic exploration program. During the three months ended March 31, 2007, we had limited production-related expenditures due to the pending formation of Petrodelta. In January 2007, we purchased a 45 percent interest in Fusion for $4.6 million. Restricted cash of $13.1 million was released and returned to us during the three months ended March 31, 2007. We incurred $0.4 million of investigatory costs related to various international and domestic exploration studies.
     With the conversion to Petrodelta, Petrodelta’s capital commitments will be determined by their business plan. Petrodelta’s capital commitments will be funded by internally generated cash flow. Our budgeted capital expenditures for Gabon, Indonesia and United States operations will be funded through our existing cash balances and anticipated dividends from Petrodelta’s 2006 and 2007 operations.
     Cash Flow from Financing Activities. In March 2008, we redeemed the 20 percent minority interest in our Barbados affiliate. During the three months ended March 31, 2007, Harvest Vinccler repaid 15 billion Bolivars (approximately $7.0 million) of its Bolivar denominated debt.
Results of Operations
     You should read the following discussion of the results of operations for the three months ended March 31, 2008 and 2007 and the financial condition as of March 31, 2008 and December 31, 2007 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
     We reported net income of $0.2 million, or $0.01 diluted earnings per share, for the three months ended March 31, 2008 compared with a net loss of $6.5 million, or $0.17 diluted earnings per share, for the three months ended March 31, 2007. Net income for the three months ended March 31, 2008 includes our 40 percent share of Petrodelta’s net earnings for the same period. Petrodelta was formed in October 2007, and we recorded our share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007 consolidated statement of operations. The three months ended March 31, 2008 is the first period that we have reported the earnings of Petrodelta on a current basis.
Total expenses and other non-operating (income) expense (in millions):

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)
Exploration expense	$1.3	$—	$1.3
General and administrative	6.2	6.4	(0.2)
Taxes other than on income	0.3	0.2	0.1
Gain on financing transactions	(1.3)	—	(1.3)
Investment earnings and other	(1.1)	(2.4)	1.3
Interest expense	0.5	2.5	(2.0)
     General and administrative expenses and taxes other than on income for the three months ended March 31, 2008 were consistent with that of the three months ended March 31, 2007.
     In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. During the three months ended March 31, 2008, we incurred $1.3 million of exploration costs related to the purchase of seismic related to our United States operations. There were no exploration costs incurred in the three months ended March 31, 2007.
     During the three months ended March 31, 2008, we entered into an exchange transaction exchanging U.S. government securities for U.S. Dollar indexed debt issued by the Venezuelan government. This security exchange transactions resulted in a $1.3 million gain on financing transactions for the three months ended March 31, 2008. There was no gain on financing transactions for the three months ended March 31, 2007.
     Investment earnings and other decreased due to lower average cash balances. Interest expense decreased due to Harvest Vinccler’s reduced debt balances in the three months ended March 31, 2008 compared with March 31, 2007.

     For the three months ended March 31, 2008, income tax expense, which is comprised of income tax on our foreign activities and withholding tax on interest income from Harvest Vinccler, was consistent with the three months ended March 31, 2007.
Effects of Changing Prices, Foreign Exchange Rates and Inflation
     Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.
     Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004 and again in March 2005. We do not expect the currency conversion restrictions or the adjustment in the exchange rate to have a material impact on us at this time. Dividends from Petrodelta will be denominated in U.S. Dollars when paid. Within the United States, inflation has had a minimal effect on us, but it is potentially an important factor with respect to Petrodelta’s results of operations.
     On January 1, 2008, the redenomination of Venezuela’s currency to the equivalent of 1,000 pre-2008 Bolivars became effective. This means that the Bolivar dropped three zeros effective January 1, 2008. From January 1, 2008, all amounts of money are denominated in the new and smaller scale of Bolivars under the temporary name of Bolívares Fuertes, which after a period of time will bear again the name of Bolivars.
     During the three months ended March 31, 2008, our net foreign exchange gains attributable to our international operations were minimal.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from adverse changes of the situation in Venezuela, our recently initiated exploration program and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. The information about market risk for the three months ended March 31, 2008 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     The Securities and Exchange Commission (“SEC”) adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
     Based on their evaluation as of March 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and 2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Benton-Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May 2003 by Excel alleging, among other things, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys’ fees. In April 2007, the Court set the case for trial. The trial date has been reset for the first quarter of 2009. We dispute Excel’s claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.
     Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the SMU Fields are located as follows:
•	One claim was filed in April 2005 alleging the failure to pay taxes at a new rate set by the Municipality. Harvest Vinccler has filed a protest with the Mayor’s Office and a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss the claim. On April 10, 2008, the Tax Court suspended the case pending a response from the Mayor’s Office to the protest. If the Municipality’s response is to confirm the assessment, Harvest Vinccler will defer to the competent Tax Court to enjoin and dismiss the claim.

•	Two claims were filed in June 2007. One claim relates to the period 2003 through 2006 and seeks to impose a tax on interest paid by PDVSA under the OSA. The second claim alleges a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss the claims.

•	Two claims were filed in July 2007 seeking to impose penalties on tax assessments filed and settled in 2004. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss the claims.
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
     See our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of other certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.
Item 1A. Risk Factors
See our Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A Risk Factors for a description of risk factors. There has been no material changes during the quarter ended March 31, 2008 to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6. Exhibits
(a)	Exhibits
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

10.1	Employment Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring.

10.2	Stock Option Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring.

10.3	Employee Restricted Stock Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
Dated: May 1, 2008	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: May 1, 2008	By:	/s/ Steven W. Tholen
Steven W. Tholen
Senior Vice President - Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

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

10.1	Employment Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring.

10.2	Stock Option Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring.

10.3	Employee Restricted Stock Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2
Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Steven W. Tholen, Senior Vice President, Chief Financial Officer and Treasurer.