Form 10-Q
period 2008-06-30
HARVEST NATURAL RESOURCES, INC.
filed 2008-08-07
CIK 845289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008 or

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
Yes ☐  No ☑
     At July 24, 2008, 33,984,417 shares of the Registrant’s Common Stock were outstanding.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q

Page
PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Unaudited Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	3
Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	4
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	5
Notes to Consolidated Financial Statements	6

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

Item 4. CONTROLS AND PROCEDURES	22

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	23

Item 1A. RISK FACTORS	23

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

Item 5. OTHER INFORMATION	24

Item 6. EXHIBITS	24

Signatures	26
Employment Agreement - Stephen C. Haynes
Stock Option Agreement - Stephen C. Haynes
Employee Restricted Stock Agreement - Stephen C. Haynes
Employment Agreement - G. Michael Morgan
Stock Option Agreement - G. Michael Morgan
Employee Restricted Stock Agreement - G. Michael Morgan
Separation Agreement - Steven W. Jholen
Separation Agreement - Kurt A. Nelson
Consulting Agreement - Steven W. Jholen
Consulting Agreement - Kurt A. Nelson
Certification of the Principal Executive Officer pursuant to Section 302
Certification of the Principal Financial Officer pursuant to Section 302
Certification by James A. Edmiston
Certification by Stephen C. Haynes

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,204	$120,841
Restricted cash	3,525	6,769
Accounts and notes receivable, net	7,964	9,418
Advances to equity affiliate	2,577	16,352
Prepaid expenses and other	4,205	1,032

TOTAL CURRENT ASSETS	175,475	154,412

OTHER ASSETS	1,632	4,301
INVESTMENT IN EQUITY AFFILIATES	197,444	251,173
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	18,054	3,163
Other administrative property	1,507	1,481

	19,561	4,644
Accumulated depletion, depreciation and amortization	(1,031)	(1,061)

	18,530	3,583

	$393,081	$413,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$740	$5,949
Accounts payable, related party	10,278	10,093
Accrued expenses	10,430	11,895
Accrued interest	5,083	5,136
Income taxes payable	245	503
Short-term debt	4,651	9,302

TOTAL CURRENT LIABILITIES	31,427	42,878

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	60,306	56,825
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at June 30, 2008 and December 31, 2007, respectively; issued 38,912 shares and 38,513 shares at June 30, 2008 and December 31, 2007, respectively	389	385
Additional paid-in capital	205,132	201,938
Retained earnings	148,972	147,934
Treasury stock, at cost, 5,244 shares and 3,719 shares at June 30, 2008 and December 31, 2007, respectively	(53,145)	(36,491)

TOTAL STOCKHOLDERS’ EQUITY	301,348	313,766

	$393,081	$413,469

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
EXPENSES
Depreciation	$47	$17	$92	$298
Exploration expense	2,866	434	4,215	434
General and administrative	6,422	7,162	12,634	13,595
Taxes other than on income	195	185	458	422

	9,530	7,798	17,399	14,749

LOSS FROM OPERATIONS	(9,530)	(7,798)	(17,399)	(14,749)

OTHER NON-OPERATING INCOME (EXPENSE)
Gain on financing transactions	2,091	—	3,421	—
Investment earnings and other	751	2,819	1,882	5,262
Interest expense	(1,260)	(2,466)	(1,719)	(4,947)

	1,582	353	3,584	315

LOSS FROM CONSOLIDATED COMPANIES BEFORE INCOME TAXES AND MINORITY INTERESTS	(7,948)	(7,445)	(13,815)	(14,434)

INCOME TAX EXPENSE	37	52	101	166

LOSS BEFORE MINORITY INTERESTS	(7,985)	(7,497)	(13,916)	(14,600)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	2,424	(736)	3,847	(1,373)

NET LOSS FROM CONSOLIDATED COMPANIES	(10,409)	(6,761)	(17,763)	(13,227)

NET INCOME (LOSS) FROM UNCONSOLIDATED EQUITY AFFILIATES	11,243	(137)	18,801	(176)

NET INCOME (LOSS)	$834	$(6,898)	$1,038	$(13,403)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.02	$(0.18)	$0.03	$(0.36)

Diluted	$0.02	$(0.18)	$0.03	$(0.36)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,038	$(13,403)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	92	298
Gain on financing transactions	(3,421)	—
Net (income) loss from unconsolidated equity affiliate	(18,801)	176
Non-cash compensation-related charges	2,578	2,898
Minority interest in consolidated subsidiary companies	3,847	(1,373)
Dividends from unconsolidated equity affiliate	72,530	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(278)	329
Advances to equity affiliate	13,775	3,780
Prepaid expenses and other	(3,173)	162
Accounts payable	(3,879)	(354)
Accounts payable, related party	185	230
Accrued expenses	122	(4,504)
Accrued interest	(53)	(313)
Income taxes payable	(258)	39

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	64,304	(12,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(11,217)	(287)
Investment in equity affiliate	—	(4,591)
Decrease in restricted cash	3,244	13,595
Investment costs	(1,153)	(5)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,126)	8,712

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	1,310	251
Purchase of treasury stock	(17,207)	—
Payments of notes payable	(2,560)	(9,302)
Dividends paid to minority interest	(358)	—

NET CASH USED IN FINANCING ACTIVITIES	(18,815)	(9,051)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,363	(12,374)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,841	148,079

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157,204	$135,705

Supplemental Schedule of Noncash Investing and Financing Activities:
     During the six months ended June 30, 2008, we issued 0.2 million shares of restricted stock valued at $2.0 million. Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 12,582 shares being added to treasury stock at cost. In addition, 106,000 shares held in treasury were reissued as restricted stock.
     During the six months ended June 30, 2007, we issued 0.3 million shares of restricted stock valued at $2.6 million. Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 8,793 shares being added to treasury stock at cost. In addition, 20,000 shares held in treasury were reissued as restricted stock.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2008 and 2007 (unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Interim Reporting
     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2008, and the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.
Organization
     Harvest Natural Resources, Inc. is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1989, when it was incorporated under Delaware law. We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) originally through our subsidiary Harvest Vinccler, S.C.A. (“Harvest Vinccler”) and subsequently through our 40 percent equity affiliate, Petrodelta, S. A. (“Petrodelta”). In October 2007, Harvest Vinccler contributed the Uracoa, Tucupita and Bombal fields (“SMU Fields”) and Corporación Venezolana del Petroleo S.A. (“CVP”) contributed the Isleño, El Salto and Temblador fields (“New Fields”) (collectively “Petrodelta Fields”) to Petrodelta. In March 2008, we executed an Area of Mutual Intent (“AMI”) agreement with a private third party for the Gulf Coast Region of the United States. In addition, we have also entered into a leasehold acquisition agreement in another area of the United States. We also have exploration acreage offshore of the People’s Republic of China (“China”), offshore of the Republic of Gabon (“Gabon”) and onshore Sulawesi in the Republic of Indonesia (“Indonesia”). See Note 7 — United States Operations, Note 8 — Indonesia and Note 9 — Gabon.
Principles of Consolidation
     The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies in which we have significant influence. All intercompany profits, transactions and balances have been eliminated.
Investment in Equity Affiliates
     The equity method of accounting is used for companies and other investments in which we have significant influence. We own a 45 percent equity interest in Fusion Geophysical, LLC (“Fusion”) and a 40 percent equity interest in Petrodelta through our 80 percent owned subsidiary HNR Finance, B.V. (“HNR Finance”). Petrodelta was formed in October 2007, and the net income from unconsolidated equity affiliates from April 1, 2006 to December 31, 2007 was reflected in the three months ended December 31, 2007 consolidated statements of operations. The three and six months ended June 30, 2008 include net income from unconsolidated equity affiliates for Petrodelta on a current basis. Investment in Equity Affiliates is increased or decreased by earnings/losses and decreased by dividends paid. No dividends were declared or paid by Fusion in the six months ended June 30, 2008 or 2007. In May 2008, Petrodelta declared and paid a dividend of $181 million, $72.5 million net to HNR Finance ($58.0 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under International Financial Reporting Standards (“IFRS”) for the period of April 1, 2006 through December 31, 2007.

Fair Value Measurements
     We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for non-financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The adoption of FAS 157 had no impact on our consolidated financial position, results of operations or cash flows.
Restricted Cash
     Restricted cash represents cash and cash equivalents held in a U.S. bank used as collateral for Harvest Vinccler’s loan agreement, and is classified as current based on the terms of the agreement. See Note 2 — Short-Term Debt.
Accounts and Notes Receivable, Net
     During the six months ended June 30, 2008, Harvest Vinccler charged to income $1.7 million of value added tax (“VAT”) receivable and other receivables related to prior years when Harvest Vinccler operated the SMU Fields.
Accrued Expenses
     During the six months ended June 30, 2008, Harvest Vinccler charged to income $1.7 million of vendor invoices and employee costs related to prior years when Harvest Vinccler operated the SMU Fields.
Property and Equipment
     Our accounting method for oil and gas exploration and development activities is the successful efforts method. During the three and six months ended June 30, 2008, we incurred $2.9 million and $4.2 million, respectively, of exploration costs related to the purchase and re-processing of seismic for our United States operations, acquisition of seismic for our Indonesia operations, and other general business development activities. During the three and six months ended June 30, 2007, we incurred $0.4 million, respectively, of exploration costs relate to other general business development activities. During the six months ended June 30, 2008, we reclassified $3.8 million of lease investigatory costs associated with our United States operations from other assets to oil and gas properties. See Note 7 — United States Operations.
Minority Interests
     We record a minority interest attributable to the minority shareholder of our Venezuela subsidiary. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.
Earnings Per Share
     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 34.7 million and 34.9 million for the three and six months ended June 30, 2008, respectively, and 37.6 million and 37.5 million for the three and six months ended June 30, 2007, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 35.9 million and 36.1 million for the three and six months ended June 30, 2008, respectively, and 37.6 million and 37.5 million for the three and six months ended June 30, 2007, respectively.
     An aggregate of 0.8 million options to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and six months ended June 30,

2008, respectively. An aggregate of 1.7 million options to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and six months ended June 30, 2007, respectively.
     Stock options of 0.4 million were exercised in the six months ended June 30, 2008 resulting in cash proceeds of $1.3 million. Stock options of 0.1 million were exercised in the six months ended June 30, 2007, resulting in cash proceeds of $0.3 million.
New Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FAS 162 — The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presenting in conformity with GAAP. FAS 162 is effective 60 days following the Security and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of “Present Fairly” in Conformity With Generally Accepted Accounting Principles. The adoption of FAS 162 will not have a material effect on our consolidated financial position, results of operation or cash flows.
Reclassifications
     Certain items in 2007 have been reclassified to conform to the 2008 financial statement presentation.
Note 2 — Short-Term Debt
     Short-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Note payable with interest at 20.0%	$4,651	$9,302

     On November 20, 2006, Harvest Vinccler entered into a three-year term loan with a Venezuelan bank for 120 billion Venezuela Bolivars (“Bolivars”) (approximately $55.8 million). The first principal payment was due 180 days after the funding date in the amount of 20 billion Bolivars (approximately $9.3 million), and 20 billion Bolivars (approximately $9.3 million) every 180 days thereafter. The interest rate for the first 180 days was fixed at 10.0 percent and was adjusted to 20.0 percent on February 1, 2008 in accordance with the loan agreement within the limits set forth by the Central Bank of Venezuela or in accordance with the conditions in the financial market. As of June 30, 2008, the loan was collateralized by a $3.5 million deposit plus interest in a U.S. bank. The loan was used to meet the SENIAT, the Venezuelan income tax authority, income tax assessments and related interest, refinance a portion of another Bolivar loan and to fund operating requirements. On July 9, 2008, the loan was repaid in full and the cash collateral returned to us. We have no other debt obligations.
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
     In June 2007, the SENIAT issued an assessment for taxes in the amount of $0.4 million for Harvest Vinccler’s failure to withhold VAT from vendors during 2005. Also, the SENIAT imposed penalties and interest in the amount of $1.3 million for Harvest Vinccler’s failure to withhold VAT. In July 2008, the SENIAT adjusted the assessment for penalties and interest to the change in tax units as mandated by the Venezuelan tax code and issued a new assessment for $2.3 million. The change in assessment resulted in an additional $1.0 million expense recorded in the six months ended June 30, 2008. A tax court has ruled against the SENIAT stating that penalties and interest cannot be calculated on tax units. The case is currently pending a decision in the Venezuelan Supreme Court. The SENIAT has recognized a payment made by Harvest Vinccler in 2006 for the underwithheld VAT and has partially confirmed that some of the affected vendors have remitted the underwithheld VAT. Harvest Vinccler has received credit, less penalties and interest, from the SENIAT for the VAT remitted by the vendors. Harvest Vinccler has filed claims against the SENIAT for the portion of VAT not recognized by the SENIAT and believes it has a substantial basis for its position. Harvest Vinccler is evaluating its legal options pertaining to the additional tax assessment.
     We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.
Note 4 — Taxes Other Than on Income
     The components of taxes other than on income were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Franchise Taxes	$42	$37	$83	$90
Payroll and Other Taxes	153	148	375	332

	$195	$185	$458	$422

Note 5 — Operating Segments
     We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. As a result of the situation in Venezuela, our GAAP consolidated financial statements for the three and six months ended June 30, 2007, do not reflect the net results of our producing operations in Venezuela. See Note 6 — Investment in Equity Affiliates, Petrodelta. Costs included under the heading “United States and Other” include operations, exploration, corporate management, cash management, business development and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and Other segment and are not allocated to other operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Segment Income (Loss)
Venezuela	$11,831	$(2,960)	$18,691	$(5,490)
United States and other	(10,997)	(3,938)	(17,653)	(7,913)

Net income (loss)	$834	$(6,898)	$1,038	$(13,403)

	June 30,	December 31,
	2008	2007
	(in thousands)
Operating Segment Assets
Venezuela	$218,294	$303,042
United States and other	196,915	126,766

	415,209	429,808
Intersegment eliminations	(22,128)	(16,339)

	$393,081	$413,469

Note 6 — Investment in Equity Affiliates
Petrodelta

     HNR Finance owns a 40 percent interest in Petrodelta and recorded its share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007. Petrodelta’s financial information is prepared in accordance with IFRS which we have adjusted to conform to GAAP. In May 2008, Petrodelta declared and paid a dividend of $181 million, $72.5 million net to HNR Finance ($58.0 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under IFRS for the period of April 1, 2006 through December 31, 2007. All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information has been presented below at June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Barrels of oil sold	1,238	2,447
Thousand cubic feet of gas sold	3,049	6,221
Total barrels of oil equivalent	1,746	3,484

Average price per barrel	$83.12	$81.09
Average price per thousand cubic feet	$1.54	$1.54

Revenues:
Oil sales	$102,897	$198,432
Gas sales	4,695	9,580
Royalty	(43,130)	(77,089)

	64,462	130,923

Expenses:
Operating expenses	18,851	33,194
Depletion, depreciation and amortization	7,754	12,052
General and administrative	2,056	3,734
Taxes other than on income	3,602	7,088

	32,263	56,068

Income from operations	32,199	74,855

Investment Earnings and Other	4,955	5,008

Income before Income Tax	37,154	79,863

Current income tax expense	9,115	30,611
Deferred income tax benefit	(8,293)	(14,976)

Net Income	36,332	64,228
Adjustment to reconcile to reported Net Income from Unconsolidated Equity Affiliate:
Deferred income tax benefit	8,293	14,976

Net Income Equity Affiliate	28,039	49,252
Equity interest in unconsolidated equity affiliate	40%	40%

Income before amortization of excess basis in equity affiliate	11,216	19,701
Amortization of excess basis in equity affiliate	(277)	(552)
Conform depletion expense to GAAP	408	(258)

Net income from unconsolidated equity affiliate	$11,347	$18,891

	June 30,	December 31,
	2008	2007
Current assets	$723,130	$478,734
Property and equipment	173,142	176,783
Other assets	61,288	38,738
Current liabilities	486,283	287,491
Other liabilities	6,249	5,964
Net equity	465,028	400,800
Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (“Windfall Profits Tax”)
     On April 15, the Venezuelan government published in the Official Gazette the Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (“Windfall Profits Tax”). The Windfall Profits

Tax is effective April 15, 2008, the date published. The Windfall Profits Tax established a special 50 percent tax to the Venezuelan government when the average price of Brent crude (“Brent”) exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 percent to 60 percent when the average price of Brent exceeds $100 per barrel. The Windfall Profits Tax applies only to oil sales and is a reduction in the price per barrel received by Petrodelta from PDVSA and, consequently, is deductible for Venezuelan income tax purposes. There have been no regulations issued to indicate how the mechanics of the Windfall Profits Tax will work. However, Petrodelta has reduced oil sales revenue for the three and six months ended June 30, 2008 by $22.1 million for the period of April 15, 2008 through June 30, 2008, based on its interpretation of the law.
     On July 10, 2008, the Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax (the “Amendment”). The Amendment changed the basis of the price adjustment from Brent to the Venezuelan basket of prices as published by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”). The Amendment does not provide guidance for the Venezuelan basket nor does it provide an effective date for the change, although the Amendment should be effective July 10, 2008, the date published. Therefore, the calculation for the Windfall Profits Tax for the three and six months ended June 30, 2008 has not been adjusted for the Amendment pending clarification from the Venezuelan government and legal counsel.
Fusion Geophysical, LLC (“Fusion”)
     Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering. The purchase of Fusion extends our technical ability and global reach to support a more organic growth and exploration strategy. Our 45 percent minority equity investment in Fusion is accounted for using the equity method of accounting. Operating revenue and total assets represent 100 percent of Fusion. No dividends were declared or paid during the three and six months ended June 30, 2008 and 2007, respectively. Summarized financial information for Fusion follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating Revenues	$2,302	$1,478	$4,994	$3,051

Net Income	$131	$71	$526	$338
Equity interest in unconsolidated equity affiliate	45%	45%	45%	45%

Net income from unconsolidated equity affiliate	59	32	237	152
Amortization of fair value of intangibles	(164)	(169)	(328)	(328)

Net loss from unconsolidated equity affiliate	$(105)	$(137)	$(91)	$(176)

	June 30,	December 31,
	2008	2007
Current assets	$5,172	$3,995
Total assets	16,069	14,846
Current liabilities	2,747	2,100
Total liabilities	2,747	2,100
Note 7 — United States Operations
     We have initiated a domestic exploration program in two different basins. We will be the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced management and technical personnel and with the acquisition of our 45 percent equity interest in Fusion in 2007. Each of the agreements are located in highly competitive lease acquisition areas. In order to maximize our lease position, we elected to complete the lease acquisition phase prior to disclosure of the prospect locations or the announcement of our drilling objectives.
Gulf Coast

     We executed an AMI agreement with a private third party for the upper Gulf Coast Region of the United States. The AMI covers the coastal areas from Nueces County, Texas to Cameron Parish, Louisiana, including state waters. We will be the operator and have an initial working interest of 55 percent in the AMI. The private third party contributed two prospects, including the leases and proprietary 3-D data sets, and numerous leads generated over the last three decades of regional geological focus. We will fund the first $20 million of new lease acquisitions, geological and geophysical studies, seismic reprocessing and drilling costs. All subsequent costs will be shared pursuant to the terms of the AMI. The parties have identified two prospects for evaluation and have completed nearly all leasing of each prospect area. The other party is obligated to evaluate and present additional opportunities at their sole cost. As each prospect is accepted it will be covered by the AMI. Through June 30, 2008, we have incurred $5.4 million of the carry obligation for the payment of leasehold costs, seismic, as well as reprocessing of the seismic and additional leases.
     Preparations are underway for drilling of an exploratory well on the first prospect in the AMI. This is expected to spud during the third quarter of 2008. During the three months ended June 30, 2008, approximately $1.5 million, which is part of the carry obligation, was expended to purchase tubulars for the well along with other necessary preparatory expenses for the drilling of the well.
Other United States
     We have entered into an agreement with a private party to pursue a lease acquisition program and drilling program on a project in another United States basin. The leasing program is ongoing, and, for competitive purposes, the prospect area will not be disclosed prior to the completion of leasing. We will be the operator and have a working interest of 50 percent in the project. The other party is obligated to assemble the lease position on the project. We will earn our 50 percent working interest in the project by compensating the other party for leases acquired in accordance with terms defined in the agreement, and by drilling one test well at our sole expense. Through June 30, 2008, we have incurred $5.3 million in the acquisition of leasehold and rights.
Note 8 — Indonesia
     In February 2008, Indonesia’s oil and gas regulatory authority, BP Migas, approved the assignment to us of a 47 percent interest in the Budong-Budong production sharing contract (“Budong PSC”). Final government approval from the Ministry of Energy and Mineral Resources, Migas, was received in April 2008. The Budong PSC is located onshore West Sulawesi, Indonesia. We acquired our 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells. This commitment is capped at $17.2 million. Prior to drilling the first exploration well, subject to the estimated cost of that well, our partner will have a one-time option to increase the level of the carried interest to $20.0 million, and as compensation for the increase, we will increase our participation to a maximum of 54.65 percent. The Budong PSC includes a ten-year exploration period and a 20-year development phase. For the initial three-year exploration phase, which began January 2007, we are in the process of acquiring, processing and interpreting approximately 550 kilometers of 2-D seismic and plan to drill two exploration wells. Our partner will be the operator through the exploration phase as required by the terms of the Budong PSC. We will have control of major decisions and financing for the project with an option to operate in the development and production phase if approved by BP Migas. Through June 30, 2008, we have incurred $1.6 million of the carry obligation for the purchase of seismic and related costs.
Note 9 — Gabon
In April 2008, we completed the purchase of a 50 percent interest in the production sharing contract related to the Dussafu Marin Permit offshore Gabon in West Africa (“Dussafu PSC’) for $4.5 million. We are the operator of the Dussafu PSC. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC contains 680,000 acres with water depths to 1,000 feet. In the Dussafu PSC, we are committed to perform geological, geophysical and engineering studies and to shoot 500 kilometers of 2-D seismic. Through June 30, 2008, we have incurred $0.5 million for engineering services and acreage review.
Note 10 — Gain on Financing Transaction

     During the three and six months ended June 30, 2008, Harvest Vinccler entered into security exchange transactions to effectively convert U.S. Dollars to Bolívars as Harvest Vinccler has no source for Bolivars. In these exchange transactions, one of Harvest’s affiliates purchased U.S. government securities and exchanged them for U.S. Dollar indexed debt issued by the Venezuelan government. The U.S. Dollar indexed Venezuelan government securities can only be traded in Venezuela for Bolivars (“Southern Bonds” or “TICC’s”). The exchanges were transacted through an intermediary at the securities transaction rate of Bolivars to U.S. Dollars. Harvest Vinccler at the same time purchased a like amount of U.S. government securities and exchanged those securities with the intermediary for the TICCs. Harvest Vinccler converted the TICCs to Bolivars at a local bank at the official exchange rate of 2.15 Bolivars to one U.S. Dollar and used the Bolivars for operating expenses and to settle 10 million Bolivars (approximately $4.6 million) of its Bolivar denominated debt. These security exchange transactions resulted in a $2.1 million and $3.4 million gain on financing transactions for the three and six months ended June 30, 2008, respectively. There were no such financing transactions in the three and six months ended June 30, 2007.
Note 11 — Subsequent Event
     On July 1, 2008, we and our partner in the AMI acquired 6,510 acres of offshore leases representing all or part of 12 separate tracts from the State of Texas General Land Office for a total gross cost of $2.7 million, which is part of the $20 million carry obligation. This lease acquisition covers the second exploratory prospect in the AMI and completes the lease acquisition phase in this area.

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
Executive Summary
     We are a global acquire and exploit producer, focused on exploration opportunities within proven active hydrocarbon systems. This technically-driven strategy provides us with low entry costs into areas with large hydrocarbon resource potential. To support our strategy, we supplemented our business development and technical expertise by expanding our London office, opening a Singapore office and purchasing a 45 percent equity interest in Fusion Geophysical, LLC (“Fusion”). We are building a portfolio of exploration prospects to complement our low technical risk Venezuelan development assets.
Venezuela
     Certain operating statistics for the three and six months ended June 30, 2008 and 2007 for the Petrodelta S. A. (“Petrodelta”) fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Oil production (million barrels)	1.2	1.3	2.4	2.8
Natural gas production (billion cubic feet)	3.0	3.4	6.2	6.7
Barrels of oil equivalent	1.7	1.9	3.5	3.9
Operating expense ($millions)	18.9	7.3	33.2	21.1
Capital expenditures ($millions)	7.3	1.3	9.4	1.6
     Crude oil delivered from the Petrodelta fields to PDVSA is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Market prices for crude oil of the type produced in the fields operated by Petrodelta averaged approximately $100.20 and $89.57 a barrel, $83.12 and $81.09 net of the impact of the Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (“Windfall Profits Tax”) implemented by the Venezuelan government, for the three and six months ended June 30, 2008. Market prices averaged approximately $54.30 and $49.08 a barrel for the three and six months ended June 30, 2007. The activity from April 1, 2006 to December 31, 2007 was recorded in the three months ended December 31, 2007. The price for natural gas per the sales contract is $1.54 per thousand cubic feet.
     Petrodelta commenced drilling operations in the Uracoa field on April 21, 2008. As of June 30, 2008, Petrodelta had drilled and completed two successful wells. The first drilling rig will continue to drill in the Uracoa field and is projected to complete nine to twelve new wells this year. Petrodelta has contracted a second drilling rig which is now in Venezuela being assembled and is expected to begin drilling during the third quarter of 2008.
     In May 2008, Petrodelta declared and paid a dividend of $181 million, $72.5 million net to HNR Finance B.V. (“HNR Finance”) ($58.0 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under International Financial Reporting Standards (“IFRS”) for the period of April 1, 2006 through December 31, 2007.
     On April 15, 2008, the Venezuelan government published in the Official Gazette the Windfall Profits Tax. The Windfall Profits Tax is effective April 15, 2008, the date published. The Windfall Profits Tax establishes a special 50 percent tax to the Venezuelan government when the average price of Brent crude (“Brent”) exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 percent to 60 percent when the average price of Brent exceeds $100 per barrel. The Windfall Profits Tax applies only to oil revenue and is a reduction in the price per barrel received by Petrodelta from PDVSA and, consequently, is deductible for Venezuelan income tax purposes. There have been no regulations issued to indicate how the mechanics of the Windfall Profits Tax will work. However, Petrodelta has reduced oil sales revenue for the three months ended June 30, 2008 by $22.1 million for the period of April 15, 2008 through June 30, 2008, based on its interpretation of the law.
     On July 10, 2008, the Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax (the “Amendment”). The Amendment changed the basis of the price adjustment from Brent to the Venezuelan basket of prices as published by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”). The Amendment does not provide guidance for the Venezuelan basket nor does it provide an effective date for the change, although the Amendment should be effective July 10, 2008, the date published. Therefore, the calculation for the Windfall Profits Tax for the three and six months ended June 30, 2008 has not been adjusted for the Amendment pending clarification from the Venezuelan government and legal counsel.
United States Operations
     We have initiated a domestic exploration program in two different basins. We will be the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced management and technical personnel and with the acquisition of our 45 percent equity interest in Fusion in 2007. Each of the agreements is located in highly competitive lease acquisition areas. In order to maximize our lease position, we elected to complete the lease acquisition phase prior to disclosure of the prospect locations or the announcement of our drilling objectives.
Gulf Coast
     We executed an AMI agreement with a private third party for the upper Gulf Coast Region of the United States. The AMI covers the coastal areas from Nueces County, Texas to Cameron Parish, Louisiana, including state waters. We will be the operator and have an initial working interest of 55 percent in the AMI. The private third party contributed two prospects, including the leases and proprietary 3-D data sets, and numerous leads generated over the last three decades of regional geological focus. We will fund the first $20 million of new lease acquisitions, geological and geophysical studies, seismic reprocessing and drilling costs. All subsequent costs will be shared pursuant to the terms of the AMI. The parties have identified two prospects for evaluation and have completed nearly all leasing of each prospect area. The other party is obligated to evaluate and present additional opportunities at their sole cost. As each prospect is accepted it will be covered by the AMI. Our commitment for 2008 on the first prospect is to complete the lease acquisition, seismic acquisition, reprocess well site seismic and drill the initial exploratory well. Our commitment for 2008 on the second prospect is to acquire leases and re-process seismic data in preparation for drilling.

     Preparations are underway for drilling of an exploratory well on the first prospect in the AMI, the Harvest Hunter No. 1. The well is expected to spud during the third quarter of 2008. The estimated dry hole budget for this well is $5.5 million.
     On July 1, 2008, we and our partner in the AMI acquired 6,510 acres of offshore leases representing all or part of 12 separate tracts from the State of Texas General Land Office for a total gross cost of $2.7 million. This lease acquisition covers the second exploratory prospect in the AMI and completes the lease acquisition phase in this area.
Other United States
     We have entered into an agreement with a private party to pursue a lease acquisition program and drilling program on a project in another United States basin. The leasing program is ongoing, and, for competitive purposes, the prospect area will not be disclosed prior to the completion of leasing. We will be the operator and have a working interest of 50 percent in the project. The other party is obligated to assemble the lease position on the project. We will earn our 50 percent working interest in the project by compensating the other party for leases acquired in accordance with terms defined in the agreement, and by one drilling one test well at Harvest’s sole expense. Our commitment for 2008 is to complete the lease acquisition program and initiate preparations to acquire seismic data over a portion of the prospect area. Initial drilling on the prospect will likely occur in 2009.
     Remaining 2008 net expenditures on our currently identified U.S. exploration programs are expected to be $11.0 million, inclusive of the costs associated with the drilling of the Harvest Hunter No. 1 well.
Indonesia
     In February 2008, Indonesia’s oil and gas regulatory authority, BP Migas, approved the assignment to us of a 47 percent interest in the Budong-Budong production sharing contract (“Budong PSC”). Final government approval from the Ministry of Energy and Mineral Resources, Migas, was received in April 2008. The Budong PSC is located onshore West Sulawesi, Indonesia. We acquired our 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells. This commitment is capped at $17.2 million. Prior to drilling the first exploration well, subject to the estimated cost of that well, our partner will have a one-time option to increase the level of the carried interest to $20.0 million, and as compensation for the increase, we will increase our participation to a maximum of 54.65 percent. The Budong PSC includes a ten-year exploration period and a 20-year development phase. For the initial three-year exploration phase, which began January 2007, we are in the process of acquiring, processing and interpreting approximately 550 kilometers of 2-D seismic and plan to drill two exploration wells. Our partner will be the operator through the exploration phase as required by the terms of the Budong PSC. We will have control of major decisions and financing for the project with an option to operate in the development and production phase if approved by BP Migas. Our 2008 budget is approximately $8.0 million.
Gabon
     In April 2008, we completed the purchase of a 50 percent interest in the production sharing contract related to the Dussafu Marin Permit offshore Gabon in West Africa (“Dussafu PSC’) for $4.5 million. We are the operator of the Dussafu PSC. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC contains 680,000 acres with water depths to 1,000 feet. In the Dussafu PSC, we are committed to perform geological, geophysical and engineering studies and to shoot 500 kilometers of 2-D seismic. We plan to shoot the 2-D seismic and reprocess some of the existing 3-D seismic during 2008 with an estimated net budget in 2008 of approximately $2.8 million.
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
Management Changes
     Effective May 19, 2008, Stephen C. Haynes was elected Vice President and Chief Financial Officer. The election is due to the retirement on May 31, 2008 of former Senior Vice President and Chief Financial Officer, Steven W. Tholen. Also effective May 19, 2008, G. Michael Morgan was elected Vice President of Business

Development. Kurt A. Nelson, former Vice President — Controller, also retired May 31, 2008. Johnnye Yearwood was appointed Controller effective June 1, 2008.
Capital Resources and Liquidity
     Debt Reduction. At June 30, 2008, Harvest Vinccler had debt of 10 million Venezuela Bolivars (“Bolivars”) (approximately $4.7 million) which was secured by $3.5 million in restricted cash deposited in a U.S. bank. This debt was retired on July 9, 2008. We have no other debt obligations.
     Working Capital. Our capital resources and liquidity are affected by the ability of Petrodelta to pay dividends. In May 2008, Petrodelta declared and paid a dividend of $181 million, $72.5 million net to HNR Finance ($58 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under IFRS for the period of April 1, 2006 through December 31, 2007. See Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of the situation in Venezuela and other matters.
     The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$64,304	$(12,035)
Net cash provided by (used in) investing activities	(9,126)	8,712
Net cash used in financing activities	(18,815)	(9,051)

Net increase (decrease) in cash	$36,363	$(12,374)

     At June 30, 2008, we had current assets of $175.5 million and current liabilities of $31.4 million, resulting in working capital of $144.1 million and a current ratio of 5.6:1. This compares with a working capital of $111.5 million and a current ratio of 3.6:1 at December 31, 2007. The increase in working capital of $32.6 million was primarily due receipt of a $72.5 million dividend net to HNR finance ($58.0 million net to us) from our unconsolidated equity affiliate and the payment of advances by PDVSA offset by payments of accounts payable trade and accrued expenses.
     Cash Flow from Operating Activities. During the six months ended June 30, 2008, net cash provided by operating activities was $64.3 million. During the six months ended June 30, 2007, net cash used in operating activities was approximately $12.0 million. The $76.3 million increase was primarily due to the receipt of a $72.5 million dividend net to HNR Finance ($58.0 million net to us) from our unconsolidated equity affiliate and payment of advances by PDVSA offset by payments of accounts payable trade and accrued expenses.
     Cash Flow from Investing Activities. During the six months ended June 30, 2008, we had capital expenditures of approximately $11.2 million related to lease acquisition for our domestic exploration program. During the six months ended June 30, 2007, we had limited production-related expenditures due to the pending formation of Petrodelta. In January 2007, we purchased a 45 percent interest in Fusion for $4.6 million. During the six months ended June 30, 2008 and 2007, we had $3.2 million and $13.6 million of restricted cash returned to us. We incurred $1.1 million of investigatory costs related to various international and domestic exploration studies during the six months ended June 30, 2008.
     With the conversion to Petrodelta, Petrodelta’s capital commitments will be determined by their business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures for Gabon, Indonesia and United States operations will be funded through our existing cash balances and dividends received from Petrodelta’s operations.
     Cash Flow from Financing Activities. During the six months ended June 30, 2008, Harvest Vinccler repaid 10 million Bolivars (approximately $4.7 million) of its Bolivar denominated debt, and we redeemed the 20 percent minority interest in our Barbados affiliate. During the six months ended June 30, 2007, Harvest Vinccler repaid 20 million Bolivars (approximately $9.3 million) of its Bolivar denominated debt.
     In June 2007, we announced that our Board of Directors had authorized the purchase of up to $50 million of our common stock from time to time through open market transactions. As of June 30, 2008, 4.6 million shares had been purchased, at an average cost of $10.93 per share, including commissions. The repurchase program is now complete. At June 30, 2008, we had 34.0 million shares outstanding.
     In July 2008, our Board of Directors authorized the purchase of up to $20 million of our common stock from time to time through open market transactions. We believe that Harvest stock remains undervalued and that the investment in the shares of our Company represents an attractive alternative to holding cash in excess of our near-term needs. Given our cash balances and the expectation Petrodelta will internally fund its activities, we have sufficient cash to undertake this buyback program as well as to fund an active development and exploration program in other countries. As of August 4, 2008, no stock had been purchased under the program.
Results of Operations
     You should read the following discussion of the results of operations for the three and six months ended June 30, 2008 and 2007 and the financial condition as of June 30, 2008 and December 31, 2007 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
     We reported net income of $0.8 million, or $0.02 diluted earnings per share, for the three months ended June 30, 2008 compared with a net loss of $6.9 million, or $0.18 diluted loss per share, for the three months ended June 30, 2007. Net income for the three months ended June 30, 2008 includes our 40 percent share of Petrodelta’s net earnings of $11.3 million for the same period. Petrodelta was formed in October 2007, and we recorded our share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007 consolidated statements of operations. The three months ended March 31, 2008 was the first period that we reported the earnings of Petrodelta on a current basis.
Total expenses and other non-operating (income) expense (in millions):

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)
Exploration expense	$2.9	$0.4	$2.5
General and administrative	6.4	7.2	(0.8)
Taxes other than on income	0.2	0.2	—
Gain on financing transactions	(2.1)	—	2.1
Investment earnings and other	(0.8)	(2.8)	(2.0)
Interest expense	1.3	2.5	(1.2)
     In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. During the three months ended June 30, 2008, we incurred $2.9 million of exploration costs related to the purchase and re-processing of seismic related to our United States operations, acquisition of seismic related to our Indonesia operations, and other general business development activities. During the three months ended June 30, 2007, we incurred $0.4 million of exploration costs related to other foreign general business development.
     General and administrative costs were higher in the three months ended June 30, 2007 than the three months ended June 30, 2008 due to the $1.1 million a labor dispute settlement in Venezuela. Taxes other than income for the three months ended June 30, 2008 were consistent with that of the three months ended June 30, 2007.
     During the three months ended June 30, 2008, we entered into an exchange transaction exchanging U.S. government securities for U.S. Dollar indexed debt issued by the Venezuelan government. This security exchange transactions resulted in a $2.1 million gain on financing transactions for the three months ended June 30, 2008. There was no gain on financing transactions for the three months ended June 30, 2007.
     Investment earnings and other decreased in the three months ended June 30, 2008 as compared to the same period of the prior year due to lower interest rates earned on cash balances. Interest expense decreased due to Harvest Vinccler’s reduced debt balances in the three months ended June 30, 2008 compared with the three months ended June 30, 2007 offset by the $1.0 million adjusted assessment received from the SENIAT, the Venezuelan tax authority.
     For the three months ended June 30, 2008, income tax expense, which is comprised of income tax on our foreign activities and withholding tax on interest income from Harvest Vinccler, was consistent with the three months ended June 30, 2007.
Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
     We reported net income of $1.0 million, or $0.03 diluted earnings per share, for the six months ended June 30, 2008 compared with a net loss of $13.4 million, or $0.36 diluted loss per share, for the six months ended June 30, 2007. Net income for the six months ended June 30, 2008 includes our 40 percent share of Petrodelta’s net earnings of $18.9 million for the same period. Petrodelta was formed in October 2007, and we recorded our share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007 consolidated statement of operations. The six months ended June 30, 2008 is the first period that we reported the earnings of Petrodelta on a current basis.
Total expenses and other non-operating (income) expense (in millions):

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)
Exploration expense	$4.2	$0.4	$3.8
General and administrative	12.6	13.6	(1.0)
Taxes other than on income	0.5	0.4	0.1
Gain on financing transactions	(3.4)	—	3.4
Investment earnings and other	(1.9)	(5.3)	(3.4)
Interest expense	1.7	4.9	(3.2)
     In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. During the six months ended June 30, 2008, we incurred $4.2 million of exploration costs related to the purchase and re-processing of seismic related to our United States operations, acquisition of seismic related to our Indonesian operations, and other general business development activities. During the six months ended June 30, 2007, we incurred $0.4 million of exploration costs related to other foreign general business development.
     General and administrative expenses were higher in the six months ended June 30, 2007 than the six months ended June 30, 2008 due to a $1.1 million labor dispute settlement in Venezuela. Taxes other than on income for the six months ended June 30, 2008 were consistent with that of the six months ended June 30, 2007.
     During the six months ended June 30, 2008, we entered into an exchange transaction exchanging U.S. government securities for U.S. Dollar indexed debt issued by the Venezuelan government. This security exchange transactions resulted in a $3.4 million gain on financing transactions for the six months ended June 30, 2008. There was no gain on financing transactions for the six months ended June 30, 2007.
     Investment earnings and other decreased in the six months ended June 30, 2008 as compared to the same period of the prior year due to lower interest rates earned on cash balances. Interest expense decreased due to the payments of Harvest Vinccler’s outstanding debt in the six months ended June 30, 2008 compare with the six months ended June 30, 2007 offset by the $1.0 million adjusted assessment received from the SENIAT.

     For the six months ended June 30, 2008, income tax expense, which is comprised of income tax on our foreign activities and withholding tax on interest income from Harvest Vinccler, was consistent with the six months ended June 30, 2007.
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
     During the six months ended June 30, 2008, our net foreign exchange gains attributable to our international operations were minimal.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from adverse changes of the situation in Venezuela, our recently initiated exploration program and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. The information about market risk for the six months ended June 30, 2008 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Based on their evaluation as of June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and 2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In June 2007, the SENIAT issued an assessment for taxes in the amount of $0.4 million for Harvest Vinccler’s failure to withhold value added tax (“VAT”) from vendors during 2005. Also, the SENIAT imposed penalties and interest in the amount of $1.3 million for Harvest Vinccler’s failure to withhold VAT. In July 2008, the SENIAT adjusted the assessment for penalties and interest to the change in tax units as mandated by the Venezuelan tax code and issued a new assessment for $2.3 million. The change in assessment resulted in an additional $1.0 million expense recorded in the six months ended June 30, 2008. A tax court has ruled against the SENIAT stating that penalties and interest cannot be calculated on tax units. The case is currently pending a decision in the Venezuelan Supreme Court. The SENIAT has recognized a payment made by Harvest Vinccler in 2006 for the underwithheld VAT and has partially confirmed that some of the affected vendors have remitted the underwithheld VAT. Harvest Vinccler has received credit, less penalties and interest, from the SENIAT for the VAT remitted by the vendors. Harvest Vinccler has filed claims against the SENIAT for the portion of VAT not recognized by the SENIAT and believes it has a substantial basis for its position. Harvest Vinccler is evaluating its legal options pertaining to the additional tax assessment.
     See our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of other certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.
Item 1A. Risk Factors
     See our Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A Risk Factors for a description of risk factors. There has been no material changes during the quarter ended June 30, 2008 to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 15, 2008, the following items were voted on by the Stockholders:
1. To approve the Election of Directors:

	Votes in Favor	Votes Against/Withheld
Stephen D. Chesebro’	31,179,299	269,251
James A. Edmiston	31,178,124	270,426
Dr. Igor Effimoff	31,186,859	261,691
H. H. Hardee	30,115,263	1,333.287
Robert E. Irelan	31,179,699	268,851
Patrick M. Murray	30,113,338	1,335,212
J. Michael Stinson	30,031,158	1,417,392
2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the year ended December 31, 2008:

Votes in Favor	Against/Withheld Votes	Abstentions/Broker Non-Votes
31,235,773	183,418	29,359

Item 5. Other Information
     In July 2008, our Board of Directors authorized the purchase of up to $20 million of our common stock from time to time through open market transactions. We believe that Harvest stock remains undervalued and that the investment in the shares of our Company represents an attractive alternative to holding cash in excess of our near-term needs. Given our cash balances and the expectation Petrodelta will internally fund its activities, we have sufficient cash to undertake this buyback program as well as to fund an active development and exploration program in other countries. As of August 4, 2008, no stock had been purchased under the program.
Item 6. Exhibits
(a)	Exhibits
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

10.1	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes.

10.2	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes.

10.3	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes.

10.4	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan.

10.5	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan.

10.6	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan.

10.7	Separation Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Steven W. Jholen.

10.8	Separation Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Kurt A. Nelson.

10.9	Consulting Agreement dated June 1, 2008 between Harvest Natural Resources, Inc. and Steven W. Jholen.

10.10	Consulting Agreement dated June 1, 2008 between Harvest Natural Resources, Inc. and Kurt A. Nelson.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
Dated: August 7, 2008	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: August 7, 2008	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

10.1	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes.

10.2	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes.

10.3	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes.

10.4	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan.

10.5	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan.

10.6	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan.

10.7	Separation Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Steven W. Jholen.

10.8	Separation Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Kurt A. Nelson.

10.9	Consulting Agreement dated June 1, 2008 between Harvest Natural Resources, Inc. and Steven W. Jholen.

10.10	Consulting Agreement dated June 1, 2008 between Harvest Natural Resources, Inc. and Kurt A. Nelson.

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.