Form 10-Q
period 2008-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2008-11-04
CIK 845289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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
Yes ☐     No ☑
     At October 24, 2008, 32,930,917 shares of the Registrant’s Common Stock were outstanding.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,285	$120,841
Restricted cash	—	6,769
Accounts and notes receivable, net	8,297	9,418
Advances to equity affiliate	3,236	16,352
Prepaid expenses and other	4,011	1,032

TOTAL CURRENT ASSETS	133,829	154,412

OTHER ASSETS	2,542	4,301
INVESTMENT IN EQUITY AFFILIATES	201,978	251,173
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	23,994	3,163
Other administrative property	1,608	1,481

	25,602	4,644
Accumulated depletion, depreciation and amortization	(1,098)	(1,061)

	24,504	3,583

	$362,853	$413,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$265	$5,949
Accounts payable, related party	—	10,093
Accrued expenses	10,676	11,895
Accrued interest	4,716	5,136
Income taxes payable	177	503
Short-term debt	—	9,302

TOTAL CURRENT LIABILITIES	15,834	42,878

MINORITY INTEREST	61,197	56,825
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at September 30, 2008 and at December 31, 2007, issued 38,962 shares and 38,513 shares at September 30, 2008 and December 31, 2007, respectively	390	385
Additional paid-in capital	206,648	201,938
Retained earnings	143,115	147,934
Treasury stock, at cost, 6,299 shares and 3,719 shares at September 30, 2008 and December 31, 2007, respectively	(64,331)	(36,491)

TOTAL STOCKHOLDERS’ EQUITY	285,822	313,766

	$362,853	$413,469

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
OPERATING EXPENSES (INCOME)
Depreciation	$49	$44	$141	$342
Exploration expense	4,837	102	9,052	536
General and administrative	6,700	5,857	19,334	19,452
Taxes other than on income	(965)	66	(507)	488

	10,621	6,069	28,020	20,818

LOSS FROM OPERATIONS	(10,621)	(6,069)	(28,020)	(20,818)

OTHER NON-OPERATING INCOME (EXPENSE)
Gain on financing transactions	—	15,042	3,421	15,042
Investment earnings and other	1,122	2,296	3,004	7,558
Interest expense	(22)	(2,262)	(1,741)	(7,209)

	1,100	15,076	4,684	15,391

INCOME (LOSS) FROM CONSOLIDATED COMPANIES BEFORE INCOME TAXES AND MINORITY INTERESTS	(9,521)	9,007	(23,336)	(5,427)

INCOME TAX EXPENSE (BENEFIT)	(20)	863	81	1,029

INCOME (LOSS) BEFORE MINORITY INTERESTS	(9,501)	8,144	(23,417)	(6,456)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	890	2,524	4,737	1,151

INCOME (LOSS) FROM CONSOLIDATED COMPANIES	(10,391)	5,620	(28,154)	(7,607)

NET INCOME (LOSS) FROM UNCONSOLIDATED EQUITY AFFILIATES	4,534	(235)	23,335	(411)

NET INCOME (LOSS)	$(5,857)	$5,385	$(4,819)	$(8,018)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.17)	$0.15	$(0.14)	$(0.22)

Diluted	$(0.17)	$0.14	$(0.14)	$(0.22)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,819)	$(8,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	141	342
Net (income) loss from unconsolidated equity affiliate	(23,335)	411
Non-cash compensation-related charges	4,061	4,384
Gain on financing transactions	(3,421)	(15,042)
Minority interest in consolidated subsidiary companies	4,737	1,151
Dividends received from equity affiliate	72,530	—
Changes in operating assets and liabilities:
Accounts and notes receivable	1,121	94
Advances to equity affiliate	13,116	6,157
Prepaid expenses and other	(2,979)	228
Accounts payable	(4,354)	254
Accounts payable, related party	(10,093)	348
Accrued expenses	(1,364)	(3,588)
Accrued interest	(420)	(1,827)
Income taxes payable	(326)	852

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	44,595	(14,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(17,239)	(346)
Investment in equity affiliate	—	(4,591)
Decrease in restricted cash	6,769	33,115
Investment costs	(1,141)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,611)	28,178

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	1,345	541
Purchase of treasury stock	(28,393)	(32,089)
Dividends paid to minority interest	(358)	—
Financing costs	(923)	—
Payments of notes payable	(7,211)	(22,633)

NET CASH USED IN FINANCING ACTIVITIES	(35,540)	(54,181)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,556)	(40,257)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,841	148,079

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,285	$107,822

Supplemental Schedule of Noncash Investing and Financing Activities:
          During the nine months ended September 30, 2008, we issued 0.2 million shares of restricted stock valued at $2.0 million. Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 12,582 shares being added to treasury stock at cost. In addition, 106,000 shares held in treasury were reissued as restricted stock.
          During the nine months ended September 30, 2007, we issued 0.3 million shares of restricted stock valued at $2.6 million. Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 16,042 shares being added to treasury stock at cost. In addition, 20,000 shares held in treasury were reissued as restricted stock.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Interim Reporting
          In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2008, and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). However, management believes that the disclosures included in either the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.
Organization
          Harvest Natural Resources, Inc. is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1989, when it was incorporated under Delaware law. We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) originally through our subsidiary Harvest Vinccler, S.C.A. (“Harvest Vinccler”) and subsequently through our 40 percent equity affiliate, Petrodelta, S. A. (“Petrodelta”). In October 2007, Harvest Vinccler contributed the Uracoa, Tucupita and Bombal fields (“SMU Fields”) and Corporación Venezolana del Petroleo S.A. (“CVP”) contributed the Isleño, El Salto and Temblador fields (“New Fields”) (collectively “Petrodelta Fields”) to Petrodelta. In March 2008, we executed an Area of Mutual Intent (“AMI”) agreement with a private third party for the Gulf Coast Region of the United States. In addition, we have also entered into a leasehold acquisition agreement in another area of the United States. We also have exploration acreage offshore of the People’s Republic of China (“China”), offshore of the Republic of Gabon (“Gabon”) and onshore Sulawesi in the Republic of Indonesia (“Indonesia”). See Note 7 – United States Operations, Note 8 – Indonesia and Note 9 – Gabon.
Principles of Consolidation
          The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies in which we have significant influence. All intercompany profits, transactions and balances have been eliminated.
Investment in Equity Affiliates
          We own a 45 percent equity interest in Fusion Geophysical, LLC (“Fusion”) and a 40 percent equity interest in Petrodelta through our 80 percent owned subsidiary HNR Finance, B.V. (“HNR Finance”). Petrodelta was formed in October 2007, and the net income from unconsolidated equity affiliates from April 1, 2006 to December 31, 2007 was reflected in the three months ended December 31, 2007 consolidated statements of operations. The three and nine months ended September 30, 2008 include net income from unconsolidated equity affiliates for Petrodelta on a current basis. Investment in Equity Affiliates is increased or decreased by earnings/losses and decreased by dividends paid. No dividends were declared or paid by Fusion in the nine months ended September 30, 2008 or 2007. In May 2008, Petrodelta declared and paid a dividend of $181 million, $72.5 million net to HNR Finance ($58.0 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under International Financial Reporting Standards (“IFRS”) for the period of April 1, 2006 through December 31, 2007. In October 2008, Petrodelta paid an advance dividend of $51.9 million, $20.8 million net to

HNR Finance ($16.6 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under IFRS for the six months ended June 30, 2008.
Fair Value Measurements
          We adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”) effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, which delayed the effective date of SFAS No. 157 by one year for non-financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The adoption of SFAS No. 157 had no impact on our consolidated financial position, results of operations or cash flows.
          At September 30, 2008, cash and cash equivalents include $111.2 million in a money market fund comprised of high quality, short term investments with minimal credit risk which are reported at fair value. The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy based on the criteria in SFAS No. 157.
Property and Equipment
          We have $24.0 million in oil and gas properties as of September 30, 2008, all of which is unproved property. Our accounting method for oil and gas exploration and development activities is the successful efforts method. During the three and nine months ended September 30, 2008, we incurred $4.8 million and $9.1 million, respectively, of exploration costs related to the purchase and re-processing of seismic for our United States operations, acquisition of seismic for our Indonesia operations, and other general business development activities. During the three and nine months ended September 30, 2007, we incurred $0.1 million and $0.5 million, respectively, of exploration costs related to other general business development activities. During the nine months ended September 30, 2008, we reclassified $3.8 million of lease investigatory costs associated with our United States operations from other assets to oil and gas properties. See Note 7 – United States Operations.
Minority Interests
          We record a minority interest attributable to the minority shareholder of our Venezuela subsidiary. The minority interest in net income and losses is subtracted or added to arrive at consolidated net income.
Earnings Per Share
          Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 33.6 million and 34.5 million for the three and nine months ended September 30, 2008, respectively, and 36.3 million and 37.1 million for the three and nine months ended September 30, 2007, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 33.6 million and 34.5 million for the three and nine months ended September 30, 2008, respectively, and 37.9 million and 37.1 million for the three and nine months ended September 30, 2007, respectively.
          An aggregate of 1.9 million and 0.8 million options to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average market price for the three and nine months ended September 30, 2008, respectively. An aggregate of 1.1 million and 1.6 million options to purchase common stock were excluded from the earnings per share calculations because their exercise price exceeded the average market price for the three and nine months ended September 30, 2007, respectively.
          Stock options of 0.4 million were exercised in the nine months ended September 30, 2008 resulting in cash proceeds of $1.3 million. Stock options of 0.2 million were exercised in the nine months ended September 30, 2007, resulting in cash proceeds of $0.4 million.
Reclassifications
          Certain items in 2007 have been reclassified to conform to the 2008 financial statement presentation.

Note 2 — Short-Term Debt
          Short-term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Note payable with interest at 20.0%	$—	$9,302

          On November 20, 2006, Harvest Vinccler entered into a three-year term loan with a Venezuelan bank for 120 million Venezuela Bolivars Fuerte (“Bolivars”) (approximately $55.8 million). The first principal payment was due 180 days after the funding date in the amount of 20 million Bolivars (approximately $9.3 million), and 20 million Bolivars (approximately $9.3 million) every 180 days thereafter. The interest rate for the first 180 days was fixed at 10.0 percent and was adjusted to 20.0 percent on February 1, 2008 in accordance with the loan agreement within the limits set forth by the Central Bank of Venezuela or in accordance with the conditions in the financial market. The loan was used to meet the SENIAT, the Venezuelan income tax authority, income tax assessments and related interest, refinance a portion of another Bolivar loan and to fund operating requirements. On July 9, 2008, the loan was repaid in full and the cash collateral returned to us. We have no other debt obligations.
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
          Uracoa Municipality Tax Assessments. Harvest Vinccler has received nine assessments from a tax inspector for the Uracoa municipality in which part of the SMU Fields are located as follows:
•	Three claims were filed in July 2004 and allege a failure to withhold for technical service payments and a failure to pay taxes on the capital fee reimbursement and related interest paid by Petroleos de Venezuela, S.A. (“PDVSA”) under the Operating Service Agreement (“OSA”). Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss one of the claims and has protested with the municipality the remaining claims.

•	Two claims were filed in July 2006 alleging the failure to pay taxes at a new rate set by the Municipality. Harvest Vinccler has filed a protest with the Tax Court in Barcelona, Venezuela, on these claims.

•	Two claims were filed in August 2006 alleging a failure to pay taxes on estimated revenues for the second quarter of 2006 and a withholding error with respect to certain vendor payments. Harvest Vinccler has filed a protest with the Tax Court in Barcelona, Venezuela, on one claim and filed a protest with the municipality on the other claim.

•	Two claims were filed in March 2007 alleging a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a protest with the municipality on these claims.
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

          Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the SMU Fields are located as follows:
•	One claim was filed in April 2005 alleging the failure to pay taxes at a new rate set by the Municipality. Harvest Vinccler has filed a protest with the Mayor’s Office and a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss the claim. On April 10, 2008, the Tax Court suspended the case pending a response from the Mayor’s Office to the protest. If the Municipality’s response is to confirm the assessment, Harvest Vinccler will defer to the competent Tax Court to enjoin and dismiss the claim.

•	Two claims were filed in June 2007. One claim relates to the period 2003 through 2006 and seeks to impose a tax on interest paid by PDVSA under the OSA. The second claim alleges a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss both claims.

•	Two claims were filed in July 2007 seeking to impose penalties on tax assessments filed and settled in 2004. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss both claims.
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
          In June 2007, the SENIAT issued an assessment for taxes in the amount of $0.4 million for Harvest Vinccler’s failure to withhold VAT from vendors during 2005. Also, the SENIAT imposed penalties and interest in the amount of $1.3 million for Harvest Vinccler’s failure to withhold VAT.  In July 2008, the SENIAT adjusted the assessment for penalties and interest to the change in tax units as mandated by the Venezuelan tax code and issued a new assessment for $2.3 million. The change in assessment resulted in an additional $1.0 million expense recorded in the nine months ended September 30, 2008. A tax court has ruled against the SENIAT stating that penalties and interest cannot be calculated on tax units. The case is currently pending a decision in the Venezuelan Supreme Court. The SENIAT has recognized a payment made by Harvest Vinccler in 2006 for the underwithheld VAT and has partially confirmed that some of the affected vendors have remitted the underwithheld VAT.  Harvest Vinccler has received credit, less penalties and interest, from the SENIAT for the VAT remitted by the vendors.  Harvest Vinccler has filed claims against the SENIAT for the portion of VAT not recognized by the SENIAT and believes it has a substantial basis for its position. In August 2008, Harvest Vinccler filed an appeal in the tax courts and presented a proposed settlement with the SENIAT. In October 2008, after consideration of our proposed settlement, the SENIAT offered a counter-proposal which Harvest Vinccler has tentatively accepted. We are waiting on the tax courts to confirm the settlement.
          We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.
Note 4 — Taxes Other Than on Income
          The components of taxes other than on income were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Franchise Taxes	$(1,074)	$38	$(991)	$128
Payroll and Other Taxes	109	28	484	360

	$(965)	$66	$(507)	$488

          During the three and nine months ended September 30, 2008, we reversed a $1.1 million franchise tax provision that is no longer required.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Segment Income (Loss)
Venezuela	$3,867	$10,097	$22,558	$4,607
Indonesia	(4,597)	—	(6,176)	—
United States and other	(5,127)	(4,712)	(21,201)	(12,625)

Net income (loss)	$(5,857)	$5,385	$(4,819)	$(8,018)

	September 30,	December 31,
	2008	2007
	(in thousands)
Operating Segment Assets
Venezuela	$214,425	$303,042
Indonesia	1,408	26
United States and other	166,276	126,747

	382,109	429,815
Intersegment eliminations	(19,256)	(16,346)

	$362,853	$413,469

Note 6 — Investment in Equity Affiliates
Petrodelta
          HNR Finance owns a 40 percent interest in Petrodelta and recorded its share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007. Petrodelta’s financial information is prepared in accordance with IFRS which we have adjusted to conform to GAAP. In May 2008, Petrodelta declared and paid a dividend of $181 million, $72.5 million net to HNR Finance ($58.0 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under IFRS for the period of April 1, 2006 through December 31, 2007. All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information has been presented below at September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
	(in thousands)
Barrels of oil sold	1,496	3,943
Thousand cubic feet of gas sold	2,843	9,064
Total barrels of oil equivalent	1,970	5,454

Average price per barrel	$85.21	$82.66
Average price per thousand cubic feet	$1.54	$1.54

Revenues:
Oil sales	$127,489	$325,921
Gas sales	4,378	13,992
Royalty	(55,765)	(132,888)

	76,102	207,025

Expenses:
Operating expenses	20,076	53,270
Depletion, depreciation and amortization	5,423	17,475
General and administrative	2,693	6,427
Taxes other than on income	3,541	10,629

	31,733	87,801

Income from operations	44,369	119,224

Investment Earnings and Other	7,397	12,405

Income before Income Tax	51,766	131,629

Current income tax expense	29,600	60,211
Deferred income tax benefit	(10,495)	(25,471)

Net Income	32,661	96,889
Adjustment to reconcile to reported Net Income from Unconsolidated Equity Affiliate:
Deferred income tax benefit	10,495	25,471

Net Income Equity Affiliate	22,166	71,418
Equity interest in unconsolidated equity affiliate	40%	40%

Income before amortization of excess basis in equity affiliate	8,866	28,567
Amortization of excess basis in equity affiliate	(313)	(865)
Conform depletion expense to GAAP	(1,516)	(1,774)
Reserve for interest receivable (net of tax)	(2,428)	(2,428)

Net income from unconsolidated equity affiliate	$4,609	$23,500

	September 30,	December 31,
	2008	2007
	(in thousands)
Current assets	$694,566	$478,734
Property and equipment	177,174	176,783
Other assets	70,284	38,738
Current liabilities	618,637	287,491
Other liabilities	7,023	5,964
Net equity	316,364	400,800
          Under provisions in the Conversion Contract, Petrodelta is accruing interest on late payment of the 2006 and 2007 hydrocarbon invoices. It is our understanding that PDVSA considers all 2006 and 2007 receivables settled with the payment of the dividend in May 2008. We do not expect PDVSA will pay all of the interest Petrodelta has accrued; and therefore, we have created a reserve net of tax for our equity interest in the accrual.
          In October 2008, Petrodelta paid an advance dividend of $51.9 million, $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under IFRS for the six months ended June 30, 2008.
Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (“Windfall Profits Tax”)
          On April 15, 2008, the Venezuelan government published in the Official Gazette the Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (“original Windfall Profits Tax”). The original Windfall Profits Tax was based on prices for Brent crude, and, as instructed by CVP, Petrodelta applied the original Windfall Profits Tax to net production after deduction for royalty barrels. On July 10, 2008, the Venezuelan government published an amendment to the Windfall Profits Tax (“amended Windfall Profits Tax”) to be calculated on the Venezuelan Export Basket (“VEB”) of prices as published by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”). The amended Windfall Profits Tax was made retroactive to April 15, 2008, the date of the original Windfall Profits Tax. As instructed by CVP, Petrodelta has applied the amended Windfall Profits Tax to gross oil production delivered to PDVSA since April 15, 2008 when the tax was enacted.
          The amended Windfall Profits Tax established a special 50 percent tax to the Venezuelan government when the average price of the VEB exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 percent to 60 percent when the average price of the VEB exceeds $100 per barrel. The amended Windfall Profits Tax is reported as a reduction in the price per barrel received by Petrodelta from PDVSA and, consequently, is deductible for Venezuelan tax purposes. Petrodelta reduced oil sales revenue for the three and nine months ended September 30, 2008 by $34.1 million and $56.2 million, respectively, for the amended Windfall Profits Tax.
Fusion Geophysical, LLC (“Fusion”)
          Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering. The purchase of Fusion extends our technical ability and global reach to support a more organic growth and exploration strategy. Our 45 percent minority equity investment in Fusion is accounted for using the equity method of accounting. Operating revenue and total assets represent 100 percent of Fusion. No dividends were declared or paid during the three and nine months ended September 30, 2008 and 2007, respectively. Summarized financial information for Fusion follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Operating Revenues	$2,627	$1,654	$7,621	$4,704

Net Income (Loss)	$200	$(158)	$727	$180
Equity interest in unconsolidated equity affiliate	45%	45%	45%	45%

Net income (loss) from unconsolidated equity affiliate	90	(71)	327	81
Amortization of fair value of intangibles	(164)	(164)	(492)	(492)

Net loss from unconsolidated equity affiliate	$(74)	$(235)	$(165)	$(411)

	September 30,	December 31,
	2008	2007
	(in thousands)
Current assets	$6,780	$3,995
Total assets	17,690	14,846
Current liabilities	4,146	2,100
Total liabilities	4,146	2,100
          Approximately 36 percent and 21 percent of Fusion’s revenue for the three and nine months ended September 30, 2008, respectively, was earned from Harvest or our subsidiaries.
Note 7 — United States Operations
          We have initiated a domestic exploration program in two different basins. We will be the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced management and technical personnel and with the acquisition of our 45 percent equity interest in Fusion in 2007. Each of the exploration programs are located in highly competitive lease acquisition areas. In order to maximize our lease position, we elected to complete the lease acquisition phase prior to disclosure of the prospect locations or the announcement of our drilling objectives.
Gulf Coast
          We executed an AMI agreement with a private third party for the upper Gulf Coast Region of the United States. The AMI covers the coastal areas from Nueces County, Texas to Cameron Parish, Louisiana, including state waters. We will be the operator and have an initial working interest of 55 percent in the AMI. The private third party contributed two prospects, including the leases and proprietary 3-D data sets, and numerous leads generated over the last three decades of regional geological focus. We will fund the first $20 million of new lease acquisitions, geological and geophysical studies, seismic reprocessing and drilling costs. All subsequent costs will be shared pursuant to the terms of the AMI. The parties have identified two prospects for evaluation and have completed nearly all leasing of each prospect area. The other party is obligated to evaluate and present additional opportunities at their sole cost. As each prospect is accepted it will be covered by the AMI. Through September 30, 2008, we have incurred $9.2 million of the carry obligation for the payment of leasehold costs, seismic, as well as reprocessing of the seismic and additional leases.
          The exploratory well on the first prospect in the AMI, the Harvest Hunter #1, was spud September 10, 2008. During the three and nine months ended September 30, 2008, $1.5 million and $3.0 million, respectively, was expended for drilling costs and purchase of materials necessary for drilling of the well. The well was drilling at September 30, 2008 and reached total depth on October 23, 2008. Evaluation of results from the well is in progress.
          In July 2008, we and our partner in the AMI acquired 6,510 acres of offshore leases representing all or part of 12 separate tracts from the State of Texas General Land Office for a total gross cost of $2.7 million, which is part of the $20 million carry obligation. This lease acquisition completes planned lease acquisition in the area and covers the Bay prospect, which is the second exploratory prospect in the AMI. Operational activities on this area during the three months ended September 30, 2008 included re-processing of 3-D seismic, site surveying and preparation of engineering documents which will be integrated into permit applications for the project.
Other United States
          We have entered into an agreement with a private party to pursue a lease acquisition program and drilling program on a project in another United States basin. The leasing program is ongoing, and, for competitive purposes, the prospect area will not be disclosed prior to the completion of leasing. We will be the operator and have a working interest of 50 percent in the project. The other party is obligated to assemble the lease position on the project. We will earn our 50 percent working interest in the project by compensating the other party for leases acquired in accordance with terms defined in the agreement, and by drilling one test well at our sole expense. Through September 30, 2008, we have incurred $6.7 million in the acquisition of leasehold.

          In September 2008, we hired our first two employees in the basin, and these employees are based in the field operations office. In October 2008, we leased a field operations office in the basin to support the leasing program, preparations for initial drilling and other project development activities in the area.  The office lease is a two year lease for approximately 6,800 square feet at a cost of approximately $6,000 per month.
Note 8 — Indonesia
          In February 2008, Indonesia’s oil and gas regulatory authority, BP Migas, approved the assignment to us of a 47 percent interest in the Budong-Budong production sharing contract (“Budong PSC”). Final government approval from the Ministry of Energy and Mineral Resources, Migas, was received in April 2008. The Budong PSC is located onshore West Sulawesi, Indonesia. We acquired our 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells. This commitment is capped at $17.2 million. Prior to drilling the first exploration well, subject to the estimated cost of that well, our partner will have a one-time option to increase the level of the carried interest to $20.0 million, and as compensation for the increase, we will increase our participation to a maximum of 54.65 percent. The Budong PSC includes a ten-year exploration period and a 20-year development phase. For the initial three-year exploration phase, which began January 2007, we are in the process of acquiring, processing and interpreting approximately 550 kilometers of 2-D seismic and plan to drill two exploration wells. Our partner will be the operator through the exploration phase as required by the terms of the Budong PSC. We will have control of major decisions and financing for the project with an option to operate in the development and production phase if approved by BP Migas. Significant progress was made on the 2-D seismic acquisition during the three months ended September 30, 2008. The 2-D seismic acquisition is scheduled to be completed during the three months ending December 31, 2008. Through September 30, 2008, we have incurred $5.7 million including the carry obligation for the 2-D seismic acquisition and other costs.
Note 9 — Gabon
          In April 2008, we completed the purchase of a 50 percent interest in the production sharing contract related to the Dussafu Marin Permit offshore Gabon in West Africa (“Dussafu PSC’) for $4.5 million. In September 2008, we completed the purchase of an additional 16.667 percent interest in the Dussafu PSC for $1.5 million. This acquisition brings Harvest’s total interest in the PSC to 66.667 percent. We are the operator of the Dussafu PSC. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC contains 680,000 acres with water depths up to 1,000 feet. In the Dussafu PSC, we are committed to perform geological, geophysical and engineering studies and to shoot 500 kilometers of 2-D seismic.
          A seismic vessel was mobilized during the three months ended September 30, 2008 to perform 675 kilometers of 2-D seismic acquisition. The seismic acquisition was completed during October 2008. In addition, during the three months ended September 30, 2008, we commenced the processing of 1,076 square kilometers of existing 3-D seismic. Through September 30, 2008, we have incurred $6.6 million for acreage acquisition and exploration activity.
Note 10 — Gain on Financing Transaction
          During the nine months ended September 30, 2008, Harvest Vinccler entered into security exchange transactions to effectively convert U.S. Dollars to Bolivars as Harvest Vinccler has no source for Bolivars. In these exchange transactions, one of Harvest’s affiliates purchased U.S. government securities and exchanged them for U.S. Dollar indexed debt issued by the Venezuelan government. The U.S. Dollar indexed Venezuelan government securities can only be traded in Venezuela for Bolivars (“Southern Bonds” or “TICC’s”). The exchanges were transacted through an intermediary at the securities transaction rate of Bolivars to U.S. Dollars. Harvest Vinccler at the same time purchased a like amount of U.S. government securities and exchanged those securities with the intermediary for the TICCs. Harvest Vinccler converted the TICCs to Bolivars at a local bank at the official exchange rate of 2.15 Bolivars to one U.S. Dollar and used the Bolivars for operating expenses and to settle 10 million Bolivars (approximately $4.6 million) of its Bolivar denominated debt. There were no security exchange transactions for the three months ended September 30, 2008. In the nine months ended September 30, 2008, these security exchanges resulted in a gain on financing transactions of $3.4 million. Security exchange transactions resulted in a $15.0 million gain on financing transactions for the three and nine months ended September 30, 2007.

Note 11 — Subsequent Event
          On October 24, 2008, management approved the purchase of an additional 4 percent interest in Fusion for a cost of $2.2 million. When the purchase is completed, we will increase our equity investment in Fusion from 45 percent to 49 percent. The purchase of the additional interest is contingent on the closing of the purchase by Fusion of another geoscience services and software provider.
          In October 2008, Petrodelta paid an advance dividend of $51.9 million, $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under IFRS for the six months ended June 30, 2008.
          In October 2008, we leased a field operations office in the Other United States basin to support the leasing program, preparations for initial drilling and other project development activities in the area.  The office lease is a two year lease for approximately 6,800 square feet at a cost of approximately $6,000 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, forecast”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for undeveloped reserves, drilling risks, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the exploration, operation and development of oil and natural gas properties, risks incumbent to being a minority shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, the Company’s ability to acquire oil and natural gas properties that meet its objectives, availability and cost of drilling rigs, seismic crews, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks (particularly those in Venezuela), currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2007, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report.
Executive Summary
          We are a petroleum exploration and production company of international scope. Our focus is on acquiring exploration, development and producing properties in geological basins with proven active hydrocarbon systems. Our experienced technical, business development and operating staffs have identified low entry cost opportunities in areas with large hydrocarbon resource potential. We operate from our Houston, Texas, headquarters; an expanded regional/technical office in the United Kingdom; and a newly opened eastern hemisphere regional office in Singapore.  We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) originally through our subsidiary Harvest Vinccler, S.C.A. (“Harvest Vinccler”) and subsequently through our 40 percent equity affiliate, Petrodelta, S. A. (“Petrodelta”) which operates a portfolio of properties in eastern Venezuela including large proven oil fields as well as properties with very substantial opportunities for both development and exploration.  We have seconded key technical and managerial people into Petrodelta and participate on Petrodelta’s board of directors.  Geophysical, geosciences, and reservoir engineering support services are available to our in-house experts through our equity interest in Fusion Geophysical, LLC (“Fusion”).  Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering headquartered in the Houston area and working around the world.  Through the pursuit of technically-based strategies guided by conservative investment philosophies, we are building a portfolio of exploration prospects to complement the low-risk production, development, and exploration prospects we hold in Venezuela.  Currently, we hold interests in Venezuela, the Gulf Coast Region of the United States through an Area of Mutual Intent (“AMI”) agreement with a private third party, and exploration acreage offshore of the People’s Republic of China (“China”), offshore of the Republic of Gabon (“Gabon”) and onshore Sulawesi in the Republic of Indonesia (“Indonesia”).
Venezuela
          Certain operating statistics for the three and nine months ended September 30, 2008 and 2007 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Oil production (million barrels)	1.5	1.3	3.9	4.2
Natural gas production (billion cubic feet)	2.8	3.5	9.1	10.1
Barrels of oil equivalent (million barrels)	2.0	1.9	5.5	5.9
Operating expense ($millions)	20.1	10.6	53.3	29.7
Capital expenditures ($millions)	9.1	4.4	18.5	6.0
          Crude oil delivered from the Petrodelta fields to Petroleos de Venezuela, S.A. (“PDVSA”) is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Market prices for crude oil of the type produced in the fields operated by Petrodelta averaged approximately $107.92 and $96.88 a barrel, $85.21 and $82.66 net of the impact of the Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (“original Windfall Profits Tax”) implemented by the Venezuelan government, for the three and nine months ended September 30, 2008. Market prices averaged approximately $61.74 and $53.11 a barrel for the three and nine months ended September 30, 2007. The activity from April 1, 2006 to December 31, 2007 was recorded in the three months ended December 31, 2007. The price for natural gas per the sales contract is $1.54 per thousand cubic feet.
          Petrodelta commenced drilling operations with one rig in the Uracoa field on April 21, 2008.  As of September 30, 2008, Petrodelta had drilled and completed four successful wells. The first drilling rig will continue to drill in the Uracoa field. Petrodelta has contracted two additional drilling rigs, one of which commenced drilling at the end of October 2008 and the other is being assembled and is expected to begin drilling during the fourth quarter of 2008.
          In October 2008, Petrodelta paid an advance dividend of $51.9 million, $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under International Financial Reporting Standards (“IFRS”) for the six months ended June 30, 2008. We expect to receive future advances of dividends from Petrodelta; however, we expect the amount of any future advance dividends to be much lower over the next several years as Petrodelta reinvests more of its earnings into the company in support of its drilling and exploration activities.
          On April 15, 2008, the Venezuelan government published in the Official Gazette the original Windfall Profits Tax. The original Windfall Profits Tax was based on prices for Brent crude, and, as instructed by CVP, Petrodelta applied the original Windfall Profits Tax to net production after deduction for royalty barrels. On July 10, 2008, the Venezuelan government published an amendment to the Windfall Profits Tax (“amended Windfall Profits Tax”) to be calculated on the Venezuelan Export Basket (“VEB”) of prices as published by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”). The amended Windfall Profits Tax was made retroactive to April 15, 2008, the date of the original Windfall Profits Tax. As instructed by CVP, Petrodelta has applied the amended Windfall Profits Tax to gross oil production delivered to PDVSA since April 15, 2008 when the tax was enacted.
          The amended Windfall Profits Tax established a special 50 percent tax to the Venezuelan government when the average price of the VEB exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 percent to 60 percent when the average price of the VEB exceeds $100 per barrel. The amended Windfall Profits Tax is reported as a reduction in the price per barrel received by Petrodelta from PDVSA and, consequently, is deductible for Venezuelan tax purposes. Petrodelta reduced oil sales revenue for the three and nine months ended September 30, 2008 by $34.1 million and $56.2 million, respectively, for the amended Windfall Profits Tax.
          Certain actions by PDVSA during 2008 have raised contractual questions as to certain operational and financial issues relating to Petrodelta. Operationally, Petrodelta has not received all information regarding production during the conversion period for Temblador in order to invoice all volumes produced in that field during that period. As Temblador production is handled in PDVSA’s system, PDVSA has allocated only partial, estimated production to Petrodelta. As a result, Petrodelta has not received full credit for the Temblador production. Although we believe the amount of production and related revenue to be immaterial to Petrodelta, Petrodelta has not received full payment. Discussions are ongoing to settle figures, and Petrodelta is working to segregate completely Temblador’s production.
          Financially, the Conversion Contract and related documents state that Petrodelta will issue invoices monthly to PDVSA Petroleo S.A. (“PPSA”), a 100 percent owned subsidiary of PDVSA, for hydrocarbon sales, and payment is due from PPSA within 30 days of invoicing. Petrodelta has invoiced PPSA for 2006 and 2007 hydrocarbon sales, but PPSA has not made payment against the invoices. The Conversion Contract and related documents also state that PDVSA is to submit invoices to Petrodelta for services and materials rendered to Petrodelta. PDVSA has not been issuing invoices. Since Petrodelta has not received payments from PPSA on the hydrocarbon sales invoices issued for 2006 and 2007, in April 2008, Petrodelta began accruing interest on late payment of invoices under the Conversion Contract provisions. PDVSA has been netting revenues and expenses and advancing funds to Petrodelta sufficient to pay Petrodelta’s operating expenses, capital expenditures and dividends distribution requirements according to financial statements. It is our understanding that PDVSA considers all 2006 and 2007 receivables and payables settled with the payment of the dividend in May 2008. The Conversion Contract also states that the selection of auditor for Petrodelta is a decision of Petrodelta’s board; however, PDVSA has issued correspondence indicating that they will have final approval of the auditor selected.
          In September 2008, Petrodelta received communication from CVP that the amended Windfall Profits Tax was to be calculated on gross production. Since Petrodelta pays MENPET its royalty in-kind (“royalty barrels’), the royalty barrels are not included in Petrodelta’s production numbers, but Petrodelta is being required to pay amended Windfall Profits Tax on the royalty barrels. Our position is that the amended Windfall Profits Tax should only be calculated on the net barrels produced. Based on legal advice, we believe that the amended Windfall Profits Tax should not be calculated on gross barrels. This is not a contractual issue, but it is a point of interpretation that requires discussion.
          We have raised all of these issues with appropriate representatives of Petrodelta, CVP and PDVSA. While we continue our discussions to resolve these issues, there currently can be no assurances that CVP and PDVSA will comply with all the applicable contracts and governing documents’ provisions.
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
United States Operations
          We have initiated a domestic exploration program in two different basins. We will be the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced management and technical personnel and with the acquisition of our 45 percent equity interest in Fusion in 2007. Each of the exploration programs are located in highly competitive lease acquisition areas. In order to maximize our lease position, we elected to complete the lease acquisition phase prior to disclosure of the prospect locations or the announcement of our drilling objectives.

Gulf Coast
          We executed an Area of Mutual Intent (“AMI”) agreement with a private third party for the upper Gulf Coast Region of the United States. The AMI covers the coastal areas from Nueces County, Texas to Cameron Parish, Louisiana, including state waters. We will be the operator and have an initial working interest of 55 percent in the AMI. The private third party contributed two prospects, including the leases and proprietary 3-D data sets, and numerous leads generated over the last three decades of regional geological focus. We will fund the first $20 million of new lease acquisitions, geological and geophysical studies, seismic reprocessing and drilling costs. All subsequent costs will be shared pursuant to the terms of the AMI. The parties have identified two prospects for evaluation and have completed nearly all leasing of each prospect area. The other party is obligated to evaluate and present additional opportunities at their sole cost. As each prospect is accepted it will be covered by the AMI. Our commitment for 2008 on the first prospect is to complete the lease acquisition, seismic acquisition, reprocess well site seismic and drill the initial exploratory well. Our commitment for 2008 on the second prospect is to acquire leases and re-process seismic data in preparation for drilling.
          The exploratory well on the first prospect in the AMI, the Harvest Hunter #1, was spud September 10, 2008. The well was drilling at September 30, 2008 and reached total depth on October 23, 2008. Evaluation of results from the well is in progress. The estimated drilling budget for this well is $6.5 million.
          In July 2008, we and our partner in the AMI acquired 6,510 acres of offshore leases representing all or part of 12 separate tracts from the State of Texas General Land Office for a total gross cost of $2.7 million. This lease acquisition completes lease acquisition in the area and covers the Bay prospect, which is the second exploratory prospect in the AMI. Operational activities on this area during the three months ended September 30, 2008 included re-processing of 3-D seismic, site surveying and preparation of engineering documents which will be integrated into permit applications for the project.
Other United States
          We have entered into an agreement with a private party to pursue a lease acquisition program and drilling program on a project in another United States basin. The leasing program is ongoing, and, for competitive purposes, the prospect area will not be disclosed prior to the completion of leasing. We will be the operator and have a working interest of 50 percent in the project. The other party is obligated to assemble the lease position on the project. We will earn our 50 percent working interest in the project by compensating the other party for leases acquired in accordance with terms defined in the agreement, and by drilling one test well at Harvest’s sole expense. Our commitment for 2008 is to complete the lease acquisition program and initiate preparations to acquire seismic data over a portion of the prospect area. Initial drilling on the prospect will likely occur in 2009.
          In September 2008, we hired our first two employees in the basin, and these employees are based in the field operations office. In October 2008, we leased a field operations office in the basin to support the leasing program, preparations for initial drilling and other project development activities in the area.  The office lease is a two year lease for approximately 6,800 square feet at a cost of approximately $6,000 per month.
          Remaining 2008 net expenditures on our currently identified U.S. exploration programs are expected to be $10.0 million, inclusive of that portion the costs associated with the drilling of the Harvest Hunter No. 1 well that will be incurred after September 30, 2008.
Indonesia
          In February 2008, Indonesia’s oil and gas regulatory authority, BP Migas, approved the assignment to us of a 47 percent interest in the Budong-Budong production sharing contract (“Budong PSC”). Final government approval from the Ministry of Energy and Mineral Resources, Migas, was received in April 2008. The Budong PSC is located onshore West Sulawesi, Indonesia. We acquired our 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells. This commitment is capped at $17.2 million. Prior to drilling the first exploration well, subject to the estimated cost of that well, our partner will have a one-time option to increase the level of the carried interest to $20.0 million, and as compensation for the increase, we will increase our participation to a maximum of 54.65 percent. The Budong PSC includes a ten-year exploration period and a 20-year development phase. For the initial three-year exploration phase, which began January 2007, we are in the process of acquiring, processing and interpreting approximately 550 kilometers of 2-D seismic and plan to drill two exploration wells. Significant progress was made on the 2-D seismic acquisition during the three months September 30, 2008. The 2-D seismic acquisition is scheduled to be completed during the three months ending December 31, 2008. Our partner will be the operator through the exploration phase as required by the terms of the Budong PSC. We will have control of major decisions and financing for the project with an option to operate in the development and production phase if approved by BP Migas. Our remaining 2008 budget is approximately $2.3 million.
Gabon
          In April 2008, we completed the purchase of a 50 percent interest in the production sharing contract related to the Dussafu Marin Permit offshore Gabon in West Africa (“Dussafu PSC’) for $4.5 million. In September 2008, we completed the purchase of an additional 16.667 percent interest in the Dussafu PSC for $1.5 million. This acquisition brings Harvest’s total interest in the PSC to 66.667 percent. We are the operator of the Dussafu PSC. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC contains 680,000 acres with water depths up to 1,000 feet. In the Dussafu PSC, we are committed to perform geological, geophysical and engineering studies and to shoot 500 kilometers of 2-D seismic.
          A seismic vessel was mobilized during the three months ended September 30, 2008 to perform 675 kilometers of 2-D seismic acquisition. The seismic acquisition was completed during October 2008. In addition, during the three months ended September 30, 2008, we commenced the processing of 1,076 square kilometers of existing 3-D seismic. The estimated net budget for this activity in 2008 is approximately $2.8 million.
Capital Resources and Liquidity
          Working Capital. Our capital resources and liquidity are affected by the ability of Petrodelta to pay dividends. In May 2008, Petrodelta declared and paid a dividend of $181 million, $72.5 million net to HNR Finance ($58 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under International Financial Reporting Standards (“IFRS”) for the period of April 1, 2006 through December 31, 2007. In October 2008, Petrodelta paid an advance dividend of $51.9 million, $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest), which represents Petrodelta’s net income as reported under IFRS for the six months ended June 30, 2008. We expect to receive future advances of dividends from Petrodelta; however, we expect the amount of any future advance dividends to be much lower over the next several years as Petrodelta reinvests more of its earnings into the company in support of its drilling and exploration activities. See Item 1 Business, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of the situation in Venezuela and other matters.
          Our current cash and cash equivalents include money market funds and short term certificates of deposits with original maturity dates of less than three months. While we can give no assurance, we currently believe that Petrodelta will fund its own operations and that our cash on hand will provide sufficient capital resources and liquidity to fund our exploration and business development expenditures for the next 12 months.
          The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$44,595	$(14,254)
Net cash provided by (used in) investing activities	(11,611)	28,178
Net cash used in financing activities	(35,540)	(54,181)

Net decrease in cash	$(2,556)	$(40,257)

          At September 30, 2008, we had current assets of $133.8 million and current liabilities of $15.8 million, resulting in working capital of $118.0 million and a current ratio of 8.5:1. This compares with a working capital of

$111.5 million and a current ratio of 3.6:1 at December 31, 2007. The increase in working capital of $6.5 million was due to the receipt of a $72.5 million dividend net to HNR Finance ($58 million net to our 32 percent interest) from our unconsolidated equity affiliate and payment of advances by PDVSA offset by payments of accounts payable trade, accrued expenses and accounts payable related party.
          Cash Flow from Operating Activities. During the nine months ended September 30, 2008, net cash provided by operating activities was $44.6 million. During the nine months ended September 30, 2007, net cash used in operating activities was approximately $14.3 million. The $58.9 million increase was primarily due to the receipt of a $72.5 million dividend net to HNR Finance ($58.0 million net to our 32 percent interest) from our unconsolidated equity affiliate and payment of advances by PDVSA offset by payments of accounts payable trade, accounts payable related party and accrued expenses.
          Cash Flow from Investing Activities. During the nine months ended September 30, 2008, we had capital expenditures of approximately $17.2 million related to lease acquisition for our domestic exploration program and drilling of an exploratory well. During the nine months ended September 30, 2007, we had limited production-related expenditures due to the pending formation of Petrodelta. In January 2007, we purchased a 45 percent interest in Fusion for $4.6 million. During the nine months ended September 30, 2008 and 2007, we had $6.8 million and $33.1 million of restricted cash returned to us. We incurred $1.1 million of investigatory costs related to various international and domestic exploration studies during the nine months ended September 30, 2008.
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
          Cash Flow from Financing Activities. During nine months ended September 30, 2008, Harvest Vinccler repaid 20 million Venezuelan Bolivars Fuerte (“Bolivars”) (approximately $9.3 million) of its Bolivar denominated debt, and we redeemed the 20 percent minority interest in our Barbados affiliate. We also incurred $0.9 million in legal fees associated with prospective financing. During the nine months ended September 30, 2007, Harvest Vinccler repaid 81 million Bolivars (approximately $37.7 million) of its Bolivar denominated debt.
          In June 2007, we announced that our Board of Directors had authorized the purchase of up to $50 million of our common stock from time to time through open market transactions. This repurchase program was completed in June 2008. Under this program, we repurchased 4.6 million shares at an average cost of $10.93 per share, including commissions.
          In July 2008, our Board of Directors authorized the purchase of up to $20 million of our common stock from time to time through open market transactions. We continue to believe that Harvest stock remains undervalued and that the investment in the shares of our Company represents an attractive alternative to holding cash in excess of our near-term needs. Given our cash balances and our expectation that Petrodelta will internally fund its activities, we believe we have sufficient cash to undertake this buyback program as well as to fund an active development and exploration program in other countries. As of September 30, 2008, 1.1 million shares of stock have been purchased at an average cost of $10.60 per share for a total cost of $11.2 million of the $20 million authorization.
Results of Operations
          You should read the following discussion of the results of operations for the three and nine months ended September 30, 2008 and 2007 and the financial condition as of September 30, 2008 and December 31, 2007 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
          We reported a net loss of $5.9 million, or $0.17 diluted earnings per share, for the three months ended September 30, 2008 compared with net income of $5.4 million, or $0.14 diluted earnings per share, for the three months ended September 30, 2007. Net loss for the three months ended September 30, 2008 includes our 40 percent share of Petrodelta’s net earnings of $4.6 million for the same period. Petrodelta was formed in October 2007, and we recorded our share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007 consolidated statements of operations. The three months ended March 31, 2008 was the first period that we reported the earnings of Petrodelta on a current basis.
Total expenses and other non-operating (income) expense (in millions):

	Three Months Ended
	September 30,		Increase
	2008	2007	(Decrease)
Exploration expense	$4.8	$0.1	$4.7
General and administrative	6.7	5.9	0.8
Taxes other than on income	(1.0)	0.1	(1.1)
Gain on financing transactions	—	(15.0)	15.0
Investment earnings and other	(1.1)	(2.3)	1.2
Interest expense	—	2.3	(2.3)
Income tax expense (benefit)	—	0.9	(0.9)
          In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. During the three months ended September 30, 2008, we incurred $4.8 million of exploration costs related to the purchase and re-processing of seismic related to our United States operations, acquisition of seismic related to our Indonesia operations, and other general business development activities. During the three months ended September 30, 2007, we incurred $0.1 million of exploration costs related to other foreign general business development.
          General and administrative costs were higher in the three months ended September 30, 2008, than in the three months ended September 30, 2007, primarily due to increased salaries and related benefits and other professional fees. Taxes other than income for the three months ended September 30, 2008, were lower than the three months ended September 30, 2007 due to reversal of a $1.1 million franchise tax provision that is no longer required.
          During the three months ended September 30, 2007, we entered into an exchange transaction exchanging U.S. government securities for U.S. Dollar indexed debt issued by the Venezuelan government. This security exchange transaction resulted in a $15.0 million gain on financing transactions for the three months ended September 30, 2007. There was no gain on financing transactions for the three months ended September 30, 2008.
          Investment earnings and other decreased in the three months ended September 30, 2008, as compared to the same period of the prior year due to lower interest rates earned on cash balances. Interest expense decreased due to the payment of Harvest Vinccler’s outstanding debt in the three months ended September 30, 2008.
          Income tax expense for the three months ended September 30, 2007 included tax related to gain on financing transactions. No gain on financing activities occurred in the three months ended September 30, 2008. No income tax benefit is recorded for the net operating losses incurred as a full valuation allowance has been placed on the related deferred tax asset as management believes that is more likely than not that additional net losses will not be realized through future taxable income.
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
          We reported a net loss of $4.8 million, or $0.14 diluted earnings per share, for the nine months ended September 30, 2008 compared with a net loss of $8.0 million, or $0.22 diluted loss per share, for the nine months ended September 30, 2007. Net loss for the nine months ended September 30, 2008 includes our 40 percent share of Petrodelta’s net earnings of $23.5 million. Petrodelta was formed in October 2007, and we recorded our share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007 consolidated statement of operations.

Total expenses and other non-operating (income) expense (in millions):

	Nine Months Ended
	September 30,		Increase
	2008	2007	(Decrease)
Exploration expense	$9.1	$0.5	$8.6
General and administrative	19.3	19.5	(0.2)
Taxes other than on income	(0.5)	0.5	(1.0)
Gain on financing transactions	(3.4)	(15.0)	11.6
Investment earnings and other	(3.0)	(7.6)	4.6
Interest expense	1.7	7.2	(5.5)
Income tax expense	0.1	1.0	(0.9)
          In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. During the nine months ended September 30, 2008, we incurred $9.1 million of exploration costs related to the purchase and re-processing of seismic related to our United States operations, acquisition of seismic related to our Indonesian operations, and other general business development activities. During the nine months ended September 30, 2007, we incurred $0.5 million of exploration costs related to other foreign general business development.
          General and administrative costs for the nine months ended September 30, 2008, were consistent with the nine months ended September 30, 2007. Taxes other than income for the nine months ended September 30, 2008 were lower than the nine months ended September 30, 2007 due to reversal of a $1.1 million franchise tax provision that is no longer required.
          During the nine months ended September 30, 2008, we entered into securities exchange transactions exchanging U.S. government securities for U.S. Dollar indexed debt issued by the Venezuelan government. These security exchange transactions resulted in a $3.4 million gain on financing transactions for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, we had security exchange transactions resulting in a $15.0 million gain on financing transactions.
          Investment earnings and other decreased in the nine months ended September 30, 2008 as compared to the same period of the prior year due to lower interest rates earned on cash balances. Interest expense decreased due to the payment of Harvest Vinccler’s outstanding debt in the nine months ended September 30, 2008 offset by the $1.0 million adjusted assessment received from the SENIAT.
          For the nine months ended September 30, 2008, income tax expense, which is comprised of income tax on our foreign activities and withholding tax on interest income from Harvest Vinccler, was lower than that of the nine months ended September 30, 2007, partially due to the $15.0 million gain on financing transactions occurring in the nine months ended September 30, 2007 compared to a $3.4 million gain on financing transactions occurring in the nine months ended September 30, 2008. The reduction in income tax expense was also partially due to the reduction in rate of withholding tax on the Venezuela interest, which went from 10 percent to 5 percent under the Dutch-Venezuela double tax treaty. No income tax benefit is recorded for the net operating losses incurred as a full valuation allowance has been placed on the related deferred tax asset as management believes that is more likely than not that additional net losses will not be realized through future taxable income.
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
          During the nine months ended September 30, 2008 and 2007, our net foreign exchange gains attributable to our international operations were minimal.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk from adverse changes of the situation in Venezuela, our recently initiated exploration program and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. The information about market risk for the nine months ended September 30, 2008 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended December 31, 2007.
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
          Based on their evaluation as of September 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and 2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In June 2007, the SENIAT issued an assessment for taxes in the amount of $0.4 million for Harvest Vinccler’s failure to withhold value added tax (“VAT”) from vendors during 2005. Also, the SENIAT imposed penalties and interest in the amount of $1.3 million for Harvest Vinccler’s failure to withhold VAT.  In July 2008, the SENIAT adjusted the assessment for penalties and interest to the change in tax units as mandated by the Venezuelan tax code and issued a new assessment for $2.3 million. The change in assessment resulted in an additional $1.0 million expense recorded in the nine months ended September 30, 2008. A tax court has ruled against the SENIAT stating that penalties and interest cannot be calculated on tax units. The case is currently pending a decision in the Venezuelan Supreme Court. The SENIAT has recognized a payment made by Harvest Vinccler in 2006 for the underwithheld VAT and has partially confirmed that some of the affected vendors have remitted the underwithheld VAT.  Harvest Vinccler has received credit, less penalties and interest, from the SENIAT for the VAT remitted by the vendors.  Harvest Vinccler has filed claims against the SENIAT for the portion of VAT not recognized by the SENIAT and believes it has a substantial basis for its position. In August 2008, Harvest Vinccler filed an appeal in the tax courts and presented a proposed settlement with the SENIAT. In October 2008, after consideration of our proposed settlement, the SENIAT offered a counter-proposal which Harvest Vinccler has tentatively accepted. We are waiting on the tax courts to confirm the settlement.
     See Note 3 of Notes to Consolidated Financial Statements above and our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of other certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.
Item 1A. Risk Factors
     See our Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A Risk Factors for a description of risk factors. There has been no material changes during the quarter ended September 30, 2008 to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended September 30, 2008, we repurchased shares of our common stock on the open market as follows:

			Total Number
			of Shares	Maximum Number (or
			Purchased as	Approximate Dollar Value)
	Total		Part of Publicly	of Shares that May Yet Be
	Number of	Average	Announced	Purchased Under the Plans
	Shares	Price Paid	Plans or	or Programs(1)
Period	Purchased	Per Share	Programs	(in millions)
August 2008	414,900	$10.70	414,900	$15.6
September 2008	640,600	10.53	640,600	8.8

Total	1,055,500	$10.60	1,055,500	$8.8

(1)	In July 2008, our board of directors authorized the purchase of up to $20 million of our common stock from time to time through open market transactions. The repurchase program does not have an established expiration date and may be suspended or discontinued at any time. From inception through September 30, 2008, we have repurchased a total of 1.1 million of our ordinary shares at a total cost of $11.2 million.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     Certain actions by PDVSA during 2008 have raised contractual questions as to certain operational and financial issues relating to Petrodelta. Operationally, Petrodelta has not received all information regarding production during the conversion period for Temblador in order to invoice all volumes produced in that field during that period. As Temblador production is handled in PDVSA’s system, PDVSA has allocated only partial, estimated production to Petrodelta. As a result, Petrodelta has not received full credit for the Temblador production. Although we believe the amount of production and related revenue to be immaterial to Petrodelta, Petrodelta has not received full payment. Discussions are ongoing to settle figures, and Petrodelta is working to segregate completely Temblador’s production.
     Financially, the Conversion Contract and related documents state that Petrodelta will issue invoices monthly to PDVSA Petroleo S.A. (“PPSA”), a 100 percent owned subsidiary of PDVSA, for hydrocarbon sales, and payment is due from PPSA within 30 days of invoicing. Petrodelta has invoiced PPSA for 2006 and 2007 hydrocarbon sales, but PPSA has not made payment against the invoices. The Conversion Contract and related documents also state that PDVSA is to submit invoices to Petrodelta for services and materials rendered to Petrodelta. PDVSA has not been issuing invoices. Since Petrodelta has not received payments from PPSA on the hydrocarbon sales invoices issued for 2006 and 2007, in April 2008, Petrodelta began accruing interest on late payment of invoices under the Conversion Contract provisions. PDVSA has been netting revenues and expenses and advancing funds to Petrodelta sufficient to pay Petrodelta’s operating expenses, capital expenditures and dividends distribution requirements according to financial statements. It is our understanding that PDVSA considers all 2006 and 2007 receivables and payables settled with the payment of the dividend in May 2008. The Conversion Contract also states that the selection of auditor for Petrodelta is a decision of Petrodelta’s board; however, PDVSA has issued correspondence indicating that they will have final approval of the auditor selected.
     In September 2008, Petrodelta received communication from CVP that the amended Windfall Profits Tax was to be calculated on gross production. Since Petrodelta pays MENPET its royalty in-kind (“royalty barrels’), the royalty barrels are not included in Petrodelta’s production numbers, but Petrodelta is being required to pay amended Windfall Profits Tax on the royalty barrels. Our position is that the amended Windfall Profits Tax should only be calculated on the net barrels produced. Based on legal advice, we believe that the amended Windfall Profits Tax should not be calculated on gross barrels. This is not a contractual issue, but it is a point of interpretation that requires discussion.
     We have raised all of these issues with appropriate representatives of Petrodelta, CVP and PDVSA. While we continue our discussions to resolve these issues, there currently can be no assurances that CVP and PDVSA will comply with all the applicable contracts and governing documents’ provisions.
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

HARVEST NATURAL RESOURCES, INC.
Dated: November 4, 2008	By:	/s/James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: November 4, 2008	By:	/s/Stephen C. Haynes
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