Form 10-K/A
period 2007-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2009-03-13
CIK 845289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 2
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

Restatement
Overview
     Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Second Form 10-K/A”) to amend its Annual Report of Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 11, 2008 (the “Original Form 10-K”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Second Form 10-K/A contains complete text of Part II, Items 6, 7, 8 and 9A as amended as well as certain currently dated certifications.
     The Second Form 10-K/A is being filed to amend and restate the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2007 and quarterly information for the quarter ended December 31, 2007. This amendment and restatement is required to adjust the consolidated financial statements for the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta S.A.’s (“Petrodelta”) Net Income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within our Net income from unconsolidated equity affiliates.
     The adjustment to record our share of Petrodelta’s Net Income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close, we determined that restatements were necessary because since October 1, 2007 both monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had understated our Net income from unconsolidated equity affiliates and Investment in equity affiliates.
     For information relating to the effect of the restatements, see the following items:
Part II:
     Item 6 – Selected Financial Data
     Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Item 8 – Financial Statements and Supplementary Data
     Item 9A – Controls and Procedures
     Aside from the forgoing items, no other items are amended or modified in this Second Form 10-K/A.
     Other than the restatement, this Second Form 10-K/A does not reflect events occurring after the date of the Original Form 10-K or modify or update those disclosures as affected by subsequent events. Such events include, among others, the events described in the Company’s Quarterly Reports on Form 10-Q and current reports on Form 8-K. This Second Form 10-K/A should be read in conjunction with our other reports filed with the SEC subsequent to December 31, 2007 pursuant to the Exchange Act.

HARVEST NATURAL RESOURCES, INC.
FORM 10-K

PART I
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, forecast”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for undeveloped reserves, drilling risks, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the exploration, operation and development of oil and natural gas properties, risks incumbent to being a minority shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, the Company’s ability to acquire oil and natural gas properties that meet its objectives, availability and cost of drilling rigs, seismic crews, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. See Item 1A - Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. Although the full cost method of accounting for oil and gas exploration and development continues to be an accepted method of accounting for oil and gas properties, the successful efforts method of accounting as prescribed by SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies is the preferred method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, financial information for prior periods has been restated to reflect retrospective application of the successful efforts method. We believe the successful efforts method provides a more transparent representation of our results of operations and the ability to assess our future investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date. The significant differences between successful efforts and full cost accounting for oil and gas properties relate to the expensing of exploration activities and related unsuccessful exploratory drilling activities. The expensing of these costs can create volatility in the statement of operations. The change in accounting principle resulted in a cumulative, non-cash increase to retained earnings of $52.4 million, net of income tax, as of December 31, 2004. Retained earnings increased due to the reversal of ceiling test write downs in prior years required under the full cost accounting rules of the Securities and Exchange Commission (“SEC”). There were no such impairments under the successful efforts accounting rules. The effect of the accounting change on income from continuing operations for the years ended December 31, 2006 and 2005 was a decrease of $4.9 million and $15.0 million, net of income tax, or $0.13 and $0.39 per diluted share, respectively. The decrease in income from continuing operations was due to an increase in depletion expense. There was no effect on cash and cash equivalents. For additional information on the impact of the change to the successful efforts method of accounting see Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 1 — Organization and Summary of Significant Accounting Policies — Property and Equipment and Change in Accounting Principle.
     See Item 1 — Business, Operations, Item 1A — Risk Factors, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of these and other events during 2007.
     As of December 31, 2007, we had total assets of $417.1 million, unrestricted cash in the amount of $120.8 million and no long-term debt. For the year ended December 31, 2007, we had total revenues of $11.2 million and net cash used in operating activities of $20.5 million. As of December 31, 2006, we had total assets of $468.4 million, unrestricted cash in the amount of $148.1 million and long-term debt of $67.0 million. For the year ended December 31, 2006, we had total revenues of $59.5 million and net cash used in operating activities of $24.4 million.
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
     The ability to successfully execute our strategy is subject to significant risks including, among other things, payment of Petrodelta dividends, exploration, operating, political, legal and financial risks. See Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information set forth elsewhere in this Annual Report on Form 10-K for a description of these and other risk factors.
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
Operations

     Since April 1, 2006, all of our current operations are conducted through our equity affiliate Petrodelta in Venezuela. Harvest Vinccler, HNR Finance and CVP entered into the Conversion Contract in September 2007. HNR Finance is a Netherlands private company with limited liability. All of the equity interest in HNR Finance and Harvest Vinccler is owned by Harvest-Vinccler Dutch Holding B.V., a Netherlands private company with limited liability. We own an 80 percent equity interest in Harvest-Vinccler Dutch Holding B.V. The remaining 20 percent equity interest is owned by OGTC. In addition, we own 100 percent of the WAB-21 petroleum contract in the South China Sea for which we are the operator. During the fourth quarter of 2007, we entered into a sale and purchase agreement for a 50 percent ownership interest in the Dussafu PSC, which we expect to operate as soon as final approvals are received; and a farm-in agreement for an initial 47 percent ownership interest, which may increase to a 54.65 percent ownership interest, in the Budong PSC, which we may operate during the production phase. See Item I — Business, Dussafu Marin, Offshore Gabon and Budong-Budong, Onshore Indonesia for a more detailed description.
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

	Year Ended	Nine Months Ended
	December 31, 2007	December 31, 2006
Venezuela
Crude Oil Sales (Bbls)	5,374	5,211
Natural Gas Sales (Mcf)	13,456	11,519
Average Crude Oil Sales Price ($ per Bbl)	$58.61	$50.98
Average Natural Gas Sales Price ($ per Mcf)	$1.54	$1.54
Average Operating Expenses ($ per Boe)	$3.12	$3.19
     Royalty-in-kind paid on gas used as fuel was 3,882 Mcf and 3,285 Mcf for 2007 and 2006, respectively.
Acreage
     The following table summarizes the developed and undeveloped acreage that we hold under concession as of December 31, 2007:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Petrodelta	16,432	6,573	230,672	92,269

     We have recorded the results of operations and economic benefits of our ownership in Petrodelta from April 1, 2006 through December 31, 2007 in the fourth quarter of 2007 as Net Income from Unconsolidated Equity Affiliates. Petrodelta’s results and operating information is more fully described in Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 7 — Venezuela Operations — Petrodelta, S.A.
Risk Factors
     We face significant risks in our Petrodelta investment. These risks and other risk factors are discussed in Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     You should not assume that the present value of future net revenues referred to in Part IV, Item 15, Notes to the Consolidated Financial Statements, TABLE V — Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities and Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Venezuelan Equity Affiliate as of December 31, 2007 and 2006, TABLE V — Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in demand, changes in our ability to produce or changes in governmental regulations, policies or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from estimated proved reserves and their present value. In addition, the 10 percent discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with the oil and natural gas industry in general will affect the accuracy of the 10 percent discount factor.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     In April 2004, we signed a ten-year lease for office space in Houston, Texas, for approximately $17,000 per month. Also during 2004, Harvest Vinccler leased office space in Caracas, Venezuela for approximately $4,000 per month. See also Item 1 — Business for a description of our oil and natural gas properties.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
EQUITY COMPENSATION PLAN INFORMATION
DECEMBER 31, 2007

Number of Securities
Remaining
	Number of		Available for
	Securities to be	Weighted	Future Issuance
	Issued upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	Of Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	And Rights	And Rights	in Column (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,702,160	$8.55	620,940
Equity compensation plans not approved by security holders (1)	519,650	$2.69	—

Total	4,221,810	$7.83	620,940

(1)	See Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 5 — Stock Option and Stock Purchase Plans for a description of options issued to individuals other than our officers, directors or employees. The 1999 Stock Option Plan permits the granting of stock options to purchase up to 2,500,000 shares of our common stock in the form of ISOs, NQSOs or a combination of each, with exercise prices not less than the fair market value of the common stock on the date of the grant, subject to the dollar limitations imposed by the Internal Revenue Code. In the event of a change in control, all outstanding options become immediately exercisable to the extent permitted by the plan. Options granted to employees under the 1999 Stock Option Plan vest 50 percent after the first year and 25 percent after each of the following two years, or they vest ratably over a three-year period, from their dates of grant and expire ten years from grant date or three months after retirement, if earlier. All options granted to outside directors and consultants under the 1999 Stock Option Plan vest ratably over a three-year period from their dates of grant and expire ten years from grant date. These were the only compensation plans in effect that were adopted without the approval of our stockholders.
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
Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
     The following table sets forth our selected consolidated financial data for each of the years in the five-year period ended December 31, 2007. Financial information for 2003 through 2006 has been restated to reflect the retrospective application of the successful efforts method of accounting. See Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 1 — Organization and Summary of Significant Accounting Policies — Property and Equipment and Change in Accounting Principle. Financial information for 2007 has been restated to reflect the correction of an error related to deferred tax adjustments to reconcile our share of Petrodelta’s Net Income reported under IFRS to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within our Net income from unconsolidated equity affiliates. See Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 1 — Organization and Summary of Significant Accounting Policies — Restatement. The selected consolidated financial data have been derived from and should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto. Our year-end financial information contains results from our Russian operations through our equity affiliates based on a twelve-month period ending September 30. Accordingly, our results of operations for the years ended December 31, 2003 and 2002 reflect results from Geoilbent (until sold on September 25, 2003) for the twelve months ended September 30, 2003 and 2002. No cash dividends were declared or paid during the periods presented.

	Year Ended December 31,
	2007(1)
	(restated)	2006(1)	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations:
Total revenues	$11,217	$59,506	$236,941	$186,066	$106,095
Operating income (loss)	(19,536)	574	104,571	70,547	13,930
Net income from Unconsolidated Equity Affiliates	55,297	—	—	—	—
Net income (loss)	60,118	(62,502)	38,876	18,414	11,545
Net income (loss) per common share:
Basic	$1.65	$(1.68)	$1.05	$0.51	$0.33

Diluted	$1.59	$(1.68)	$1.01	$0.48	$0.31

Weighted average common shares outstanding
Basic	36,550	37,225	36,949	36,128	35,332
Diluted	37,950	37,225	38,444	38,122	36,840

	Year Ended December 31,
	2007(1)
	(restated)	2006(1)	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Total assets	$417,071	$468,365	$451,377	$433,019	$459,814
Long-term debt, net of current maturities	—	66,977	—	—	96,833
Stockholders’ equity	316,647	281,409	337,975	295,615	268,086

(1)	Activities under our OSA are reflected under the equity method of accounting effective April 1, 2006. The results of Petrodelta’s operations from April 1, 2006 until December 31, 2007 are reflected in 2007 when Petrodelta was formed.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We had earnings of $60.1 million, or $1.59 per diluted share, for the twelve months ended December 31, 2007 compared with a loss of $62.5 million, or $1.68 per diluted share, for 2006. Net income for the year ended December 31, 2007 includes the net results of Petrodelta’s operations from April 1, 2006 through December 31, 2007 of $55.7 million, the reversal of deferred revenue and deferred income tax recorded by Harvest Vinccler for 2005 and first quarter of 2006 deliveries pending clarification on the calculation of crude prices under a Transitory Agreement (“Transitory Agreement”) which provided that the maximum total fee per barrel paid under the OSA could not exceed 66.67 percent of the total value of the crude oil as determined under an Annex to the Transitory Agreement of $5.6 million, net, and gains from the exchange of financial securities of $49.6 million. The loss for 2006 was due to the inability to recognize equity earnings for the producing operations in Venezuela since the second quarter of 2006 and charges of $73.8 million for additional taxes and related interest in Venezuela for 2001 through 2006. We completed the formation of Petrodelta and moved forward with our plans to create a diversified portfolio using our existing cash and enhanced technical capabilities which are more fully described in the following sections.
Restatement
     As discussed in Part IV, Item 15, Notes to Consolidated Financial Statements, Note 1 - Organization and Summary of Significant Accounting Policies — Restatement and Exhibits and Financial Statement Schedules, Quarterly Financial Data (unaudited), we are restating our previously issued consolidated financial statements as of and for the year ended December 31, 2007 and quarterly information for the quarter ended December 31, 2007. The restatements relate to the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta’s Net Income reported under IFRS to that required under GAAP and recorded within Net income from unconsolidated equity affiliates.
     The adjustment to record our share of Petrodelta’s Net Income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close process, we determined that restatements were necessary because since October 1, 2007 both the monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had understated our Net income from unconsolidated equity affiliates and Investment in equity affiliates.
     The following tables set forth the effect of the adjustments described above on the consolidated statement of operations for the year ended December 31, 2007 and for the consolidated balance sheet as of December 31, 2007. Although the restatement changed our Net Income, Net income from unconsolidated equity affiliates and Minority interest in consolidated subsidiary companies, there was no impact on net cash used in operating activities in the consolidated statements of cash flows.

Consolidated Statements of Operations

	December 31, 2007
	As Previously		As
	Reported	Adjustment	Restated
	(in thousands, except per share data)
Income before income taxes and minority interest	$30,914	$—	$30,914
Income tax expense	6,312	—	6,312

Income before minority interest	24,602	—	24,602
Minority interest in consolidated subsidiary	19,060	721	19,781

Income from consolidated companies	5,542	(721)	4,821
Net income from unconsolidated equity affiliates	51,695	3,602	55,297

Net income	$57,237	$2,881	$60,118

Net Income Per Common Share:
Basic	$1.57	$0.08	$1.65
Diluted	$1.51	$0.08	$1.59

Consolidated Balance Sheets

	December 31, 2007
	As Previously		As
	Reported	Adjustment	Restated
	(in thousands)
Investment in equity affiliates	$251,173	$3,602	$254,775
Total assets	413,469	3,602	417,071
Minority interest	56,825	721	57,546
Retained earnings	147,934	2,881	150,815
Total shareholders’ equity	313,766	2,881	316,647
Total liabilities and shareholders’ equity	413,469	3,602	417,071
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
     We have recorded the results of operations and economic benefits of our ownership in Petrodelta from April 1, 2006 through December 31, 2007 in the fourth quarter of 2007 as Net Income from Unconsolidated Equity Affiliates. Petrodelta’s results and operating information is more fully described in Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 7 — Venezuela Operations — Petrodelta, S.A.
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
Results of Operations
     We included the results of operations of Harvest Vinccler in our consolidated financial statements and reflected the 20 percent ownership interest of Vinccler as a minority interest in 2005 and the first quarter of 2006. Since April 1, 2006, equity investment in Petrodelta has been reflected under the equity method of accounting. In the fourth quarter of 2007, we recorded the cumulative effect from April 1, 2006 to December 31, 2007. See Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 7 — Venezuela Operations — Petrodelta, S.A. for Petrodelta’s results of operations which reflect the results for the nine month period ending December 31, 2006 and the twelve month period ending December 31, 2007, comparatively.
     The following discussion should be read with the results of operations for each of the years in the three-year period ended December 31, 2007 and the financial condition as of December 31, 2007 and 2006 in conjunction with our Consolidated Financial Statements and related Notes thereto.
Years Ended December 31, 2007 and 2006
     We reported net income of $60.1 million, or $1.59 diluted earnings per share, for 2007 compared with a net loss of $62.5 million, or $1.68 diluted earnings per share, for 2006.
     Revenue recorded for the year ended December 31, 2007 reflects the reversal of deferred revenue recorded by Harvest Vinccler for 2005 and first quarter of 2006 deliveries pending clarification on the calculation of crude prices under the Transitory Agreement. See Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 1 — Organization and Summary of Significant Account Policies — Revenue Recognition. There were no sales of oil and natural gas in 2007 due to the conversion of the OSA to a minority equity interest in Petrodelta.
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
     General and administrative expenses increased due to employee related expenses offset by lower contract services. During the year ended December 31, 2007, we recorded a gain of $49.6 million as a result of the purchase and sale of U.S. Dollar indexed Venezuelan government bonds (see Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 12 — Gain on Financing Transaction). There were no such financing transactions entered into during the year ended December 31, 2006. Taxes other than on income decreased due to the elimination of municipal taxes which were based on oil deliveries under the OSA.
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
Years Ended December 31, 2006 and 2005
     We reported a net loss of $62.5 million, or $1.68 diluted earnings per share, for 2006 compared with net income of $38.9 million, or $1.01 diluted earnings per share, for 2005.
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
Capital Resources and Liquidity
     While we can give no assurance, we currently believe that Petrodelta will fund its own operations and pay a dividend prior to December 31, 2008, and that our cash on hand will provide sufficient capital resources and liquidity to fund our exploration and business development expenditures for the next 12 months. In Item 1A — Risk Factors, we discuss a number of variables and risks related to our investment in Petrodelta and exploration projects that could significantly affect our capital resources and liquidity. These risk factors include, but are not limited to, delays or inability of PPSA to pay for past and future crude oil and natural gas deliveries, the ability to implement Petrodelta’s Business Plan, changes in oil prices, fiscal and contractual stability, payment of a Petrodelta dividend and the ability to obtain financing for other projects. We also point out that the total capital required to develop the fields in Venezuela may exceed Petrodelta’s available cash and financing capabilities, and that there may be operational or contractual consequences to this inability. In addition, our ability to explore and develop growth opportunities outside of Venezuela is dependent upon the ability to receive dividends from Petrodelta and access debt and equity markets.
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
     The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	(in thousands except as indicated)
	2007
	(restated)	2006	2005
Net cash provided by (used in) operating activities	$(20,451)	$(24,448)	$114,665
Net cash provided by (used in) investing activities	69,756	(90,556)	(15,647)
Net cash provided by (used in) financing activities	(76,543)	100,064	(20,599)

Net increase (decrease) in cash	$(27,238)	$(14,940)	$78,419

Working Capital	111,534	117,564	178,074
Current Ratio	3.6	2.4	3.9
Total Cash, including restricted cash	127,610	236,968	163,019
Total Debt	9,302	104,651	5,467
Percent of total debt to capitalization	3%	27%	2%
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
     Cash Flow from Financing Activities. During the year ended December 31, 2007, Harvest Vinccler repaid 205 billion Bolivars (approximately $95.3 million) of its Bolivar denominated debt. Harvest Vinccler repaid the debt using a series of exchange transactions more fully described in Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 12 — Gain on Financing Transactions. During the year ended December 31, 2006, Harvest Vinccler borrowed 11 billion Bolivars (approximately $5.0 million) for short term Bolivar denominated obligations, 105 billion Bolivars (approximately $48.8 million) and 20 billion Bolivars (approximately $9.3 million) for the SENIAT income tax assessments and related interest and 120 billion Bolivars (approximately $55.8 million) for the SENIAT income tax assessments and related interest, to refinance previous borrowings and for operational needs. Also during the year ended December 31, 2006, Harvest Vinccler repaid $5.5 million of its U.S. Dollar debt (one payment of $0.3 million and four payments of $1.3 million each on the variable rate loans) and 31 billion Bolivars (approximately $14.3 million) of its Bolivar debt.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures (Restated)
     Restatement. As discussed in Item 15 of this Form 10-K/A and in Note 1 to the consolidated financial statements contained in Part IV, management of the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2007 to restate (1) its consolidated financial statements as of December 31, 2007 for the year then ended; (2) its selected financial data as of and for the year ended December 31,2007; and (3) its quarterly results of operations for the fourth quarter in the year ended December 31, 2007. The determination to restate this previously issued financial information was made as a result of management’s identification of an error related to the accounting for deferred tax adjustments to reconcile net income reported by Petrodelta under IFRS to that required by GAAP. We determined that since October 1, 2007 both the monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments.

     Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     In our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008 (the “Original Filing”), our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act) were effective as of December 31, 2007.
     In connection with the restatement discussed above, management of the Company, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 pursuant to SEC Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of a material weakness in our internal control over financial reporting as described below.
     Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not maintain effective controls over period-end financial reporting process as of December 31, 2007. Specifically, effective controls did not exist to ensure that the deferred tax adjustments to reconcile net income reported by Petrodelta under IFRS to that required by GAAP were completely and accurately identified; therefore the necessary adjustments were not appropriately analyzed and recorded on a timely basis. This control deficiency resulted in the misstatement of our net income from unconsolidated equity affiliates and minority interest in consolidated subsidiary companies on our consolidated statement of operations, investment in equity affiliate and minority interest on our consolidated balance sheet and related financial disclosures, and the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2007. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. In the Original Filing, our management initially concluded that our internal control over financial reporting was effective as of December 31, 2007. In connection with the restatement discussed above, management has subsequently reevaluated the effectiveness of our internal control over financial reporting and concluded that the material weakness described above existed in our internal control over financial reporting as of December 31, 2007. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007. Accordingly, management has restated its report on internal control over financial reporting.
     The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
     Management’s Remediation Efforts. Subsequent to December 31, 2007, management has enhanced the controls over its equity investment to ensure that the adequate information regarding Petrodelta’s tax temporary differences is obtained and that a comprehensive analysis of such information is performed. Specifically, management has requested further information related to the nature of each tax temporary difference which enables management to determine the impact on the deferred tax adjustment to reconcile net income reported by Petrodelta under IFRS to that required under GAAP. The enhanced controls have enabled management to ensure that the deferred tax adjustment to reconcile net income reported by Petrodelta under IFRS to that required under GAAP is completely and accurately reconciled and identified. Management further enhanced the controls necessary to ensure that all necessary adjustments are appropriately analyzed and recorded on a timely basis.  However, the material weakness will not be considered remediated until the enhancements are in place and operating effectively for a sufficient period of time.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Index to Financial Statements:
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(b) 3. Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

10.1	2001 Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on April 9, 2002 (Registration Statement No. 333-85900).)

10.2	Harvest Natural Resources 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration Statement No. 333-115841).)

10.3†	Form of Indemnification Agreement between Harvest Natural Resources, Inc. and each Director and Executive Officer of the Company. (Incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.4	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.5	Form of 2004 Long Term Stock Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.6	Form of 2004 Long Term Stock Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.7†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.8†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Karl L. Nesselrode. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.9†	Employment Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.10†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.24 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.11†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.12†	Stock Option Agreement dated September 26, 2005, between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.26 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.13†	Employment Agreement dated February 10, 2006 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 20, 2006, File No. 1-10762.)

10.14	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.15	Form of 2006 Long Term Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.16	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.17	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.18†	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.19†	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.20	Note Payable agreement dated November 20, 2006 between Harvest Vinccler, C.A. and Banesco Banco Universal C.A. related to a principal amount of 120 billion Bolivars with interest at 10.0 percent, for refinancing of the SENIAT assessments and operating requirements. (Incorporated by reference to Exhibit 10.32 to our Form 10-K filed on March 13, 2007, File No. 1-10762.)

10.21	Form of 2006 Long Term Incentive Plan Stock Option Agreement – Five Year Vesting, Seven Year Term. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 13, 2007, File No. 1-10762.)

10.22	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 3, 2007, File No. 1-10762.)

10.23†	Employment Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.24†	Stock Option Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.25†	Employee Restricted Stock Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.26†	Consulting Agreement dated July 16, 2007 between Harvest Natural Resources, Inc. and Kerry R. Brittain. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.27	Contract for Conversion to a Mixed Company between Corporación Venezolana del Petróleo, S.A., Harvest-Vinccler, S.C.A. and HNR Finance B.V. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 1, 2007, File No. 1-10762.)

10.28†	Separation Agreement dated November 16, 2007 between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.28 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP – Houston.

23.2	Consent of Espiñeira, Sheldon y Asociados.

23.3	Consent of Ryder Scott Company, LP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

†	Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) and (b) of Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Harvest Natural Resources, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Harvest Natural Resources, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the period end reporting process existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the period-end financial reporting process existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2007 consolidated financial statements to correct an error. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for oil and gas producing activities.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 17, 2008, except for the effect of the restatement discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, for which the date is March 13, 2009.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006*
	(in thousands, except per share data)
	(RESTATED-
	SEE NOTE 1)
ASSETS
Current Assets:
Cash and cash equivalents	$120,841	$148,079
Restricted cash	6,769	15,888
Accounts receivable, net	9,418	9,811
Advances to equity affiliate	16,352	19,146
Deferred income tax	—	5,608
Prepaid expenses and other	1,032	1,246

Total Current Assets	154,412	199,778
Restricted Cash	—	73,001
Other Assets	4,301	176
Investment in equity affiliates	254,775	192,090
Property and Equipment:
Oil and gas properties (successful efforts method)	3,163	2,900
Other administrative property	1,481	1,375

	4,644	4,275
Accumulated depletion, depreciation and amortization	(1,061)	(955)

Net Property and Equipment	3,583	3,320

	$417,071	$468,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade and other	$5,949	$3,827
Accounts payable, related party	10,093	9,637
Accrued expenses	11,895	12,975
Accrued interest	5,136	6,850
Deferred revenue	—	11,217
Income taxes payable	503	34
Current portion of long-term debt	9,302	37,674

Total Current Liabilities	42,878	82,214
Long-Term Debt	—	66,977
Commitments and Contingencies	—	—
Minority Interest	57,546	37,765
Stockholders’ Equity:
Preferred stock, par value $0.01 a share; Authorized 5,000 shares; outstanding, none
Common stock, par value $0.01 a share; Authorized 80,000 shares at December 31, 2007 and 2006; issued 38,513 shares and 37,974 shares at December 31, 2007 and 2006, respectively	385	380
Additional paid-in capital	201,938	194,176
Retained earnings	150,815	90,697
Treasury stock, at cost, 3,719 shares at December 31, 2007 and 770 shares at December 31, 2006, respectively	(36,491)	(3,844)

Total Stockholders’ Equity	316,647	281,409

	$417,071	$468,365

*	Financial information for 2006 has been restated to reflect retrospective application of the successful efforts method of accounting. See Note 1 – Organization and Summary of Significant Accounting Policies – Property and Equipment and Change in Accounting Principle.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006*	2005*
	(in thousands, except per share data)
	(RESTATED-
	SEE NOTE 1)
Revenues
Oil sales (a)	$11,217	$54,858	$210,493
Gas sales	—	4,648	26,448

	11,217	59,506	236,941

Expenses
Operating expenses	—	9,241	39,723
Depletion, depreciation and amortization	384	15,435	58,922
Exploration expense	204	—	—
General and administrative	29,742	26,421	22,819
Contribution to Science and Technology Fund	—	3,887	—
Account receivable write-off on retroactive oil price adjustments	—	—	4,548
Taxes other than on income	423	3,948	6,358

	30,753	58,932	132,370

Income (Loss) from Operations	(19,536)	574	104,571
Other Non-Operating Income (Expense)
Gain on Financing Transactions	49,623	—	—
Investment earnings and other	9,065	9,406	4,205
Interest expense	(8,224)	(23,156)	(3,388)
Net gain (loss) on exchange rates	(14)	(121)	2,752

	50,450	(13,871)	3,569

Income (Loss) from Consolidated Companies Before Income Taxes and Minority Interest	30,914	(13,297)	108,140
Income Tax Expense	6,312	60,917	57,025

Income (Loss) Before Minority Interest	24,602	(74,214)	51,115
Minority Interest in Consolidated Subsidiary Companies	19,781	(11,712)	12,239

Income (loss) from Consolidated Companies	4,821	(62,502)	38,876
Net Income from Unconsolidated Equity Affiliates	55,297	—	—

Net Income (Loss)	$60,118	$(62,502)	$38,876

Net Income (Loss) Per Common Share:
Basic	$1.65	$(1.68)	$1.05

Diluted	$1.59	$(1.68)	$1.01

(a)	Recognition of deferred revenue – See Note 1 – Organization and Summary of Significant Accounting Policies – Revenue Recognition.

*	Financial information for 2006 and 2005 has been restated to reflect retrospective application of the successful efforts method of accounting. See Note 1 – Organization and Summary of Significant Accounting Policies – Property and Equipment and Change in Accounting Principle.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Gain(Loss)	Stock	Total
Balance at January 1, 2005	37,544	$375	$185,183	$114,323	$(487)	$(3,779)	$295,615

Issuance of common shares:
Exercise of stock options	139	3	829	—	—	—	832
Employee stock-based compensation	74	—	2,230	—	—	—	2,230
Purchase of Treasury Shares	—	—	—	—	—	(65)	(65)
Accumulated other comprehensive gain	—	—	—	—	487	—	487
Net Income*	—	—	—	38,876	—	—	38,876

Balance at December 31, 2005	37,757	378	188,242	153,199	—	(3,844)	337,975

Issuance of common shares:
Exercise of stock options	137	1	879	—	—	—	880
Employee stock-based compensation	80	1	5,055	—	—	—	5,056
Net Loss*	—	—	—	(62,502)	—	—	(62,502)

Balance at December 31, 2006	37,974	380	194,176	90,697	—	(3,844)	281,409

Issuance of common shares:
Exercise of stock options	402	4	1,934	—	—	—	1,938
Employee stock-based compensation	137	1	5,828	—	—	—	5,829
Purchase of Treasury Shares	—	—	—	—	—	(32,647)	(32,647)
Net Income as restated	—	—	—	60,118	—	—	60,118

Balance at December 31, 2007 as restated	38,513	$385	$201,938	$150,815	$—	$(36,491)	$316,647

*	Financial information for 2006 and 2005 has been restated to reflect retrospective application of the successful efforts method of accounting. See Note 1 – Organization and Summary of Significant Accounting Policies – Property and Equipment and Change in Accounting Principle.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006*	2005*
	(in thousands)
	(RESTATED-
	SEE NOTE 1)
Cash Flows From Operating Activities:
Net income (loss)	$60,118	$(62,502)	$38,876
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	384	15,435	58,922
Exploration expense	204	—	—
Gain on financing transactions	(49,623)	—	—
Net income from unconsolidated equity affiliates	(55,297)	—	—
Account receivable write-off on retroactive oil price adjustments	—	—	4,548
Deferred compensation expense	—	—	(745)
Non-cash compensation related charges	6,108	5,056	2,230
Minority interest in consolidated subsidiary companies	19,781	(11,712)	12,239
Deferred income taxes	5,608	(2,556)	2,982
Changes in operating assets and liabilities:
Accounts and notes receivable	393	61,839	(4,481)
Advances to equity affiliate	2,794	(19,146)	—
Prepaid expenses and other	214	903	(723)
Commodity hedging contract	—	—	14,947
Accounts payable	2,122	3,419	(8,020)
Accounts payable, related party	456	434	(1,860)
Accrued expenses	(1,251)	(5,469)	(10,165)
Accrued interest	(1,714)	4,213	2,565
Deferred revenue	(11,217)	4,489	6,728
Asset retirement liability	—	24	188
Income taxes payable	469	(18,875)	(3,566)

Net Cash Provided By (Used In) Operating Activities	(20,451)	(24,448)	114,665

Cash Flows from Investing Activities:
Additions of property and equipment	(851)	(1,657)	(16,147)
Investments in equity affiliates	(7,388)	(513)	—
(Increase) decrease in restricted cash	82,120	(88,889)	28
Investment costs	(4,125)	503	472

Net Cash Provided By (Used In) Investing Activities	69,756	(90,556)	(15,647)

Cash Flows from Financing Activities:
Net proceeds from issuances of common stock	1,938	880	767
Purchase of treasury stock	(32,755)	—	—
Proceeds from issuance of notes payable	—	118,953	—
Payments of note payable	(45,726)	(19,769)	(6,366)
Dividend paid to minority interest	—	—	(15,000)

Net Cash Provided By (Used In) Financing Activities	(76,543)	100,064	(20,599)

Net Increase (Decrease) in Cash and Cash Equivalents	(27,238)	(14,940)	78,419
Cash and Cash Equivalents at Beginning of Year	148,079	163,019	84,600

Cash and Cash Equivalents at End of Year	$120,841	$148,079	$163,019

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest expense	$7,972	$23,171	$795

Cash paid during the year for income taxes	$201	$62,505	$20,991

*	Financial information for 2006 and 2005 has been restated to reflect retrospective application of the successful efforts method of accounting. See Note 1 – Organization and Summary of Significant Accounting Policies – Property and Equipment and Change in Accounting Principle.
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
Restatement
     We are restating our previously issued consolidated financial statements as of and for the year ended December 31, 2007 and quarterly information for the quarter ended December 31, 2007. The restatements relate to the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta’s net income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within Net income from unconsolidated equity affiliates (see Exhibits and Financial Statement Schedules, Quarterly Financial Data (unaudited)).
     The adjustment to record our share of Petrodelta’s net income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close process, we determined that restatements were necessary because since October 1, 2007 both the monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had understated our Net income from unconsolidated equity affiliates and Investment in equity affiliates.
     The following tables set forth the effect of the adjustments described above on the consolidated statement of operations for the year ended December 31, 2007 and the consolidated balance sheet as of December 31, 2007. Although the restatement changed our Net Income, Net income from unconsolidated equity affiliates and Minority interest in consolidated subsidiary companies, there was no impact on net cash used in operating activities in the consolidated statements of cash flows.

Consolidated Statements of Operations

	December 31, 2007
	As Previously		As
	Reported	Adjustment	Restated
	(in thousands, except per share data)
Income before income taxes and minority interest	$30,914	$—	$30,914
Income tax expense	6,312	—	6,312

Income before minority interest	24,602	—	24,602
Minority interest in consolidated subsidiary	19,060	721	19,781

Income from consolidated companies	5,542	(721)	4,821
Net income from unconsolidated equity affiliates	51,695	3,602	55,297

Net income	$57,237	$2,881	$60,118

Net Income Per Common Share:
Basic	$1.57	$0.08	$1.65
Diluted	$1.51	$0.08	$1.59

Consolidated Balance Sheets

	December 31, 2007
	As Previously		As
	Reported	Adjustment	Restated
	(in thousands)
Investment in equity affiliates	$251,173	$3,602	$254,775
Total assets	413,469	3,602	417,071
Minority interest	56,825	721	57,546
Retained earnings	147,934	2,881	150,815
Total shareholders’ equity	313,766	2,881	316,647
Total liabilities and shareholders’ equity	413,469	3,602	417,071
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
Restricted Cash
     Restricted cash represents cash and cash equivalents held in a U.S. bank used as collateral for Harvest Vinccler’s loan agreement, and is classified as current or non-current based on the terms of the agreement. See Note 2 – Long-Term Debt and Liquidity.
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

2005
(in thousands, except per share data)
Net income, as reported	$38,876

Add: Stock-based employee compensation cost, net of tax	2,635

Less: Total stock-based employee compensation cost determined under fair value based method, net of tax	(2,711)

Net income – proforma	$38,800

Net income per common share:
Basic – as reported	$1.05

Basic – proforma	$1.05

Diluted – as reported	$1.01

Diluted – proforma	$1.01

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
     During the ten months ended October 31, 2007, we exchanged through an intermediary, U.S. government securities for U.S. Dollar indexed Venezuelan government securities that can only be converted into Bolivars. The additional Bolivars were used to pay down Harvest Vinccler’s Bolivar denominated debt. Harvest Vinccler reduced its Bolivar denominated debt to 20.0 billion Bolivars (approximately $9.3 million) by October 30, 2007 using exchange transactions as more fully described in Note 12 – Gain on Financing Transaction and in advance of the effective date for the Tax on Financial Transactions described in Note 4 – Taxes.
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
     A summary of the status of our stock option plans as of December 31, 2007, 2006 and 2005 and changes during the years ending on those dates is presented below (shares in thousands):

	2007		2006		2005
	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise		Exercise		Exercise
	Price	Shares	Price	Shares	Price	Shares
Outstanding at beginning of the year:	$7.70	4,123	$8.61	4,070	$8.18	3,793
Options granted	9.63	866	10.62	558	11.51	922
Options exercised	(4.73)	(397)	(5.69)	(65)	(3.45)	(241)
Options cancelled	(13.49)	(420)	(19.96)	(440)	(14.24)	(404)

Outstanding at end of the year	7.80	4,172	7.70	4,123	8.61	4,070

Exercisable at end of the year	5.87	2,372	5.91	2,719	7.40	2,886

     Significant option groups outstanding at December 31, 2007 and related weighted average price and life information follow (shares in thousands):

	Outstanding				Exercisable
		Weighted-
		Average	Weighted			Weighted-
Range of	Number	Remaining	Average	Aggregate	Number	Average	Aggregate
Exercise	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Prices	at 12/31/07	Life	Price	Value	at 12/31/07	Price	Value
$1.55 - $2.75	1,295	2.29	$2.02	$13,576	1,295	$2.02	$13,576
$4.86 - $7.10	226	4.78	5.82	1,509	226	5.82	1,509
$8.72 - $10.91	1,906	7.40	9.90	4,958	300	9.32	954
$12.50 - $13.90	745	6.89	13.09	—	551	13.06	—

	4,172			$20,043	2,372		$16,039

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
		(in thousands)
	(RESTATED-
	SEE NOTE 1)
Segment Revenues
Oil and gas sales:
Venezuela	$11,217	$59,506	$236,941

Total oil and gas sales	11,217	59,506	236,941

Segment Income (Loss)
Venezuela	79,878	(46,835)	52,133
United States and other	(19,760)	(15,667)	(13,257)

Net income (loss)	$60,118	$(62,502)	$38,876

	December 31,	December 31,
	2007	2006
	(in thousands)
	(RESTATED-
	SEE NOTE 1)
Operating Segment Assets
Venezuela	$306,644	$351,943
United States and other	126,773	155,973

	433,417	507,916
Intersegment eliminations	(16,346)	(39,551)

	$417,071	$468,365

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
     HNR Finance owns a 40 percent interest in Petrodelta and has recorded its share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the current year in accordance with the Conversion Contract. Summary historical financial information has been presented below at December 31, 2007 and 2006 and for the year ended December 31, 2007 and nine months ended December 31, 2006 for comparative purposes (in thousands, except per unit information):

	Year Ended	Nine Months Ended
	December 31, 2007	December 31, 2006
	(RESTATED-
	SEE NOTE 1)
Barrels of oil sold	5,374	5,211
MCF of gas sold	13,456	11,519
Total BOE	7,616	7,131

Average price per barrel	$58.61	$50.98
Average price per mcf	$1.54	$1.54

Revenues:
Oil sales	$314,928	$265,625
Gas sales	20,789	17,796
Royalty	(114,847)	(96,790)

	220,870	186,631

Expenses:
Operating expenses	23,752	22,729
Depletion, depreciation and amortization	18,549	17,076
General and administrative	19,880	11,093
Taxes other than on income	2,747	2,029

	64,928	52,927

Income from operations and before income taxes	155,942	133,704

Current income tax expense	85,849	67,188
Deferred income tax benefit	(21,348)	(23,415)

Net Income	91,441	89,931
Adjustment to reconcile to reported Net Income from Unconsolidated Equity Affiliate:
Deferred income tax benefit	12,343	23,415

Net Income Equity Affiliate	79,098	66,516
Equity interest in unconsolidated equity affiliate	40%	40%

Income before amortization of excess basis in equity affiliate	31,639	26,606
Amortization of excess basis in equity affiliate	(2,530)	—

Net income from unconsolidated equity affiliate	$29,109	$26,606

	December 31,	December 31,
	2007	2006
Current assets	$464,904	$206,907
Property and equipment	190,613	200,376
Other assets	38,738	23,415
Current liabilities	287,491	122,896
Other liabilities	5,964	5,420
Net equity	400,800	302,382
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

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Quarterly Financial Data (unaudited)
     Summarized quarterly financial data is as follows:

	Quarter Ended
				December 31
	March 31	June 30	September 30	(restated)
	(amounts in thousands, except per share data)
Year ended December 31, 2007
Revenues	$—	$—	$—	$11,217
Expenses	(6,951)	(7,798)	(6,069)	(9,935)
Non-operating income (expense)	(38)	353	15,076	35,059

Income (loss) before income taxes and minority interests	(6,989)	(7,445)	9,007	36,341
Income tax expense	114	52	863	5,283

Income (loss) before minority interests	(7,103)	(7,497)	8,144	31,058
Minority interests	(637)	(736)	2,524	18,630

Income (loss) from consolidated companies	(6,466)	(6,761)	5,620	12,428
Net income (loss) from unconsolidated equity affiliates	(39)	(137)	(235)	55,708

Net income (loss)	$(6,505)	$(6,898)	$5,385	$68,136

Net income (loss) per common share:
Basic	$(0.17)	$(0.18)	$0.15	$1.95

Diluted	$(0.17)	$(0.18)	$0.14	$1.86

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2006*
Revenues	$59,172	$334	$—	$—
Expenses	(33,068)	(7,796)	(7,654)	(10,414)
Non-operating income (expense)	1,940	(13,419)	(2,650)	258

Income (loss) before income taxes and minority interests	28,044	(20,881)	(10,304)	(10,156)
Income tax expense	14,762	40,810	5,338	7

Income (loss) before minority interests	13,282	(61,691)	(15,642)	(10,163)
Minority interests	3,354	(11,409)	(2,044)	(1,613)

Net income (loss)	$9,928	$(50,282)	$(13,598)	$(8,550)

Net income (loss) per common share:
Basic	$0.27	$(1.35)	$(0.36)	$(0.23)

Diluted	$0.26	$(1.35)	$(0.36)	$(0.23)

*	Financial information for 2006 has been restated to reflect retrospective application of the successful efforts method of accounting. See Note 1 — Organization and Summary of Significant Accounting Policies — Property and Equipment and Change in Accounting Principle. The effect of the accounting change on net income for the three months ended March 31, 2006 was a decrease of $3.9 million, net of income tax, or $0.10 per diluted share.
Restatement
     As discussed in Note 1 — Organization and Summary of Significant Accounting Policies, we are restating our historical financial statements as of and for the year ended December 31, 2007 and quarterly information for the quarter ended December 31, 2007. The restatements relate to the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta’s net income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within Net income from unconsolidated equity affiliates.

     The adjustment to record our share of Petrodelta’s net income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close process, we determined that restatements were necessary because since October 1, 2007 both the monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had understated our Net income from unconsolidated equity affiliates and Investment in equity affiliates.
     The following tables set forth the effect of the adjustments described above for the fourth quarter of 2007.
Increase (Decrease) in Quarterly Net Income (Loss)

Quarter
Ended
December
(in thousands)	31, 2007
Net income from unconsolidated equity affiliates as previously reported	$52,106
Total adjustment	3,602

Net income from unconsolidated equity affiliates as restated	$55,708

Net income (loss) as previously reported	$65,255
Total adjustment	2,881

Net income (loss) as restated	$68,136

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
		Interest in
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
     The evaluation of the oil and natural gas reserves as of December 31, 2007 was prepared by Ryder Scott Company L.P., independent petroleum engineers.
     The tables shown below represents HNR Finance’s interest, net of a 33.33 percent royalty, in Venezuela in each of the years.

		Minority
		Interest in	32%
	HNR Finance	Venezuela	Net Total
		(in thousands)
Proved Reserves-Crude oil, condensate, and natural gas liquids (MBbls)

Year ended December 31, 2007
Proved Reserves at January 1, 2007	—	—	—
Additions(a)	50,085	(10,017)	40,068
Production	(2,824)	565	(2,259)

Proved Reserves at end of the year	47,261	(9,452)	37,809

(a) Petrodelta was formed in 2007

Proved Developed Reserves-Crude oil, condensate, and natural gas liquids (MBbls) at:
December 31, 2007	14,779	(2,956)	11,823

Proved Reserves-Natural gas (MMcf)

Year ended December 31, 2007
Year ended December 31, 2007
Proved Reserves at January 1, 2007	—	—	—
Additions(a)	50,019	(10,004)	40,015
Production	(6,935)	1,387	(5,548)

Proved Reserves at end of the year	43,084	(8,617)	34,467

(a)	Petrodelta was formed in 2007

Proved Developed Reserves-Natural gas (MMcf) at:
December 31, 2007	7,755	(1,551)	6,204

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

HARVEST NATURAL RESOURCES, INC. (Registrant)
Date: March 13, 2009	By:	/s/ James A. Edmiston
James A. Edmiston
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 13th day of March, 2009, on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ James A. Edmiston	Director, President and Chief Executive Officer
James A. Edmiston

/s/ Stephen C. Haynes	Vice President — Finance, Chief Financial
Stephen C. Haynes	Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen D. Chesebro’	Chairman of the Board and Director
Stephen D. Chesebro’

/s/ Igor Effimoff	Director
Igor Effimoff

/s/ H. H. Hardee	Director
H. H. Hardee

/s/ R. E. Irelan	Director
R. E. Irelan

/s/ Patrick M. Murray	Director
Patrick M. Murray

/s/ J. Michael Stinson	Director
J. Michael Stinson

SCHEDULE II
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at		Charged	Deductions	Balance
	Beginning	Charged to	to Other	From	at End of
	of Year	Income	Accounts	Reserves	Year
At December 31, 2007
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$—	$—	$2,757
Deferred tax valuation allowance	32,809	(32,809)	—	—	—
Investment at cost	1,350	—	—	—	1,350
At December 31, 2006
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$—	$—	$2,757
Deferred tax valuation allowance	27,363	5,446	—	—	32,809
Investment at cost	1,350	—	—	—	1,350
At December 31, 2005
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$—	$—	$2,757
Deferred tax valuation allowance	40,492	(13,129)	—	—	27,363
Investment at cost	1,350	—	—	—	1,350