Form 10-Q/A
period 2008-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2009-03-13
CIK 845289

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

Restatement
Overview
     Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is filing this Amendment on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on May 1, 2008 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Form 10-Q/A contains complete text of Items 1, 2 and 4 of Part I, and Item 6 of Part II as amended as well as certain currently dated certifications.
     The Form 10-Q/A is being filed to amend and restate the Company’s previously issued consolidated financial statements as of and for the three months ended March 31, 2008. This amendment and restatement is required to adjust the consolidated financial statements for the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta S.A.’s (“Petrodelta”) Net Income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within our Net income from unconsolidated equity affiliates.
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
     For information relating to the effect of the restatements, see the following items:
Part I:
     Item 1 — Financial Statements
     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Item 4 — Controls and Procedures
Part II:
     Item 6 — Exhibits
     Aside from the forgoing items, no other items are amended or modified in this Form 10-Q/A.
     Other than the restatement, this Form 10-Q/A does not reflect events occurring after the date of the Original Form 10-Q or modify or update those disclosures as affected by subsequent events. Such events include, among others, the events described in the Company’s Quarterly Reports on Form 10-Q and current reports on Form 8-K. This Form 10-Q/A should be read in conjunction with our other reports filed with the SEC subsequent to December 31, 2007 pursuant to the Exchange Act.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q/A
AMENDMENT NO. 1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands)
	(RESTATED-SEE NOTE 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,412	$120,841
Restricted cash	6,841	6,769
Accounts and notes receivable, net	9,450	9,418
Advances to equity affiliate	3,719	16,352
Prepaid expenses and other	1,084	1,032

TOTAL CURRENT ASSETS	138,506	154,412

OTHER ASSETS	850	4,301
INVESTMENT IN EQUITY AFFILIATES	263,584	254,775
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	10,150	3,163
Other administrative property	1,575	1,481

	11,725	4,644
Accumulated depletion, depreciation and amortization	(1,089)	(1,061)

	10,636	3,583

	$413,576	$417,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$2,014	$5,949
Accounts payable, related party	10,218	10,093
Accrued expenses	8,244	11,895
Accrued interest	5,595	5,136
Income taxes payable	228	503
Short-term debt	9,302	9,302

TOTAL CURRENT LIABILITIES	35,601	42,878

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	58,853	57,546
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at March 31, 2008 and December 31, 2007, respectively; issued 38,591 shares and 38,513 shares at March 31, 2008 and December 31, 2007, respectively	386	385
Additional paid-in capital	203,266	201,938
Retained earnings	152,020	150,815
Treasury stock, at cost, 3,726 shares and 3,719 shares at March 31, 2008 and December 31, 2007, respectively	(36,550)	(36,491)

TOTAL STOCKHOLDERS’ EQUITY	319,122	316,647

	$413,576	$417,071

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
	(RESTATED—
	SEE NOTE 1)
EXPENSES
Depreciation	$45	$281
Exploration expense	1,349	—
General and administrative	6,212	6,433
Taxes other than on income	263	237

	7,869	6,951

LOSS FROM OPERATIONS	(7,869)	(6,951)

OTHER NON-OPERATING INCOME (EXPENSE)
Gain on financing transactions	1,330	—
Investment earnings and other	1,131	2,443
Interest expense	(459)	(2,481)

	2,002	(38)

LOSS FROM CONSOLIDATED COMPANIES BEFORE
INCOME TAXES AND MINORITY INTERESTS	(5,867)	(6,989)
INCOME TAX EXPENSE	64	114

LOSS BEFORE MINORITY INTERESTS	(5,931)	(7,103)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	1,673	(637)

NET LOSS FROM CONSOLIDATED COMPANIES	(7,604)	(6,466)
NET INCOME (LOSS) FROM UNCONSOLIDATED EQUITY AFFILIATES	8,809	(39)

NET INCOME (LOSS)	$1,205	$(6,505)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.03	$(0.17)

Diluted	$0.03	$(0.17)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
	(RESTATED—
	SEE NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,205	$(6,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	45	281
Gain on financing transaction	(1,330)	—
Net (income) loss from unconsolidated equity affiliates	(8,809)	39
Non-cash compensation-related charges	998	1,462
Minority interest in consolidated subsidiary companies	1,673	(637)
Changes in Operating Assets and Liabilities:
Accounts and notes receivable	(32)	2
Advances to equity affiliate	12,633	1,923
Prepaid expenses and other	(52)	194
Accounts payable	(2,605)	(1,707)
Accounts payable, related party	125	114
Accrued expenses	(3,714)	(4,927)
Accrued interest	459	(915)
Income taxes payable	(275)	26

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	321	(10,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,284)	(271)
Investment in equity affiliates	—	(4,591)
Decrease (Increase) in restricted cash	(72)	13,142
Investment costs	(363)	(26)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,719)	8,254

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	335	—
Purchase of treasury stock	(8)	—
Payments of notes payable	—	(6,977)
Dividends paid to minority interest	(358)	—

NET CASH USED IN FINANCING ACTIVITIES	(31)	(6,977)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,429)	(9,373)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,841	148,079

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117,412	$138,706

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
Organization
     Harvest Natural Resources, Inc. is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1989, when it was incorporated under Delaware law. We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) originally through our subsidiary Harvest Vinccler, S.C.A. (“Harvest Vinccler”) and subsequently through our 40 percent equity affiliate, Petrodelta, S. A. (“Petrodelta”) and have offshore undeveloped acreage in the People’s Republic of China (“China”). In October 2007, Harvest Vinccler contributed the Uracoa, Tucupita and Bombal fields (“SMU Fields”) and Corporación Venezolana del Petroleo S.A. (“CVP”) contributed the Isleño, El Salto and Temblador fields (“New Fields”) (collectively “Petrodelta Fields”) to Petrodelta. In March 2008, we executed an Area of Mutual Intent (“AMI”) agreement with a private third party for the Gulf Coast Region of the United States. In addition, we have also entered into a leasehold acquisition agreement in another area of the United States. See Note 7 — United States Operations. Operations in the United States will be conducted through a wholly-owned subsidiary.
Restatement
     The Form 10-Q/A is being filed to amend and restate our previously issued consolidated financial statements as of and for the three months ended March 31, 2008. This amendment and restatement is required to adjust the consolidated financial statements for the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta’s Net Income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within Net income from unconsolidated equity affiliates.
     The adjustment to record our share of Petrodelta’s Net Income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close process, we determined that restatements of our historical financial statements for the year ended December 31, 2007 and quarterly information for the quarters ended December 31, 2007 and March 31, 2008 were necessary because since October 1, 2007 both monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had understated our Net income from unconsolidated equity affiliates and Investment in equity affiliates.
     Our consolidated financial statements for the three months ended March 31, 2008 have been restated to correct the deferred tax adjustment to reconcile our share of Petrodelta’s Net Income reported under IFRS to that required under GAAP to include only the non-monetary temporary differences impacted by inflationary adjustments under Venezuela law.

     The following tables set forth the effect of the adjustments described above on the consolidated statement of operations for the three months ended March 31, 2008 and for the consolidated balance sheet as of March 31, 2008. Although the restatement changed our Net Income, Net income from unconsolidated equity affiliates and Minority interest in consolidated subsidiary companies, there was no impact on net cash used in operating activities in the consolidated statements of cash flows.
Consolidated Statements of Operations

	March 31, 2008
	As Previously		As
	Reported	Adjustment	Restated
	(in thousands, except per share data)

Loss before income taxes and minority interest	$(5,867)	$—	$(5,867)
Income tax expense	64	—	64

Loss before minority interest	(5,931)	—	(5,931)
Minority interest in consolidated subsidiary	1,423	250	1,673

Loss from consolidated companies	(7,354)	(250)	(7,604)
Net income from unconsolidated equity affiliates	7,558	1,251	8,809

Net income	$204	$1,001	$1,205

Net Income Per Common Share:
Basic	$0.01	$0.02	$0.03
Diluted	$0.01	$0.02	$0.03
Consolidated Balance Sheets

	March 31, 2008
	As Previously		As
	Reported	Adjustment(1)	Restated
	( in thousands)

Investment in equity affiliates	$258,731	$4,853	$263,584
Total assets	408,723	4,853	413,576
Minority interest	57,882	971	58,853
Retained earnings	148,138	3,882	152,020
Total shareholders’ equity	315,240	3,882	319,122
Total liabilities and shareholders’ equity	408,723	4,853	413,576

(1)	Adjustment is cumulative and includes amounts restated in the Annual Report on Form 10-K/A Amendment #2 for the year ended December 31, 2007.
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
Fair Value Measurements
     We adopted Financial Accounting Standard (“FAS”) No. 157 — Fair Value Measurements (“FAS 157”) effective January 1, 2008, except for those provisions permitted to be delayed by FAS 157-2. Accordingly, we have not applied the provisions of FAS 157 to nonfinancial assets and liabilities initially measured at fair value. In general, fair value measurements and disclosures are made in accordance with the provisions of FAS 157. FAS 157, while not requiring any new fair value measurements, established a single definition of fair value in GAAP and expanded disclosures about fair value measurements. The adoption of FAS 157 had no impact on our consolidated financial position, results of operations or cash flows.
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

New Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued FAS 161 — Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. FAS 161 is intended to enhance the current disclosure framework in FAS 133 — Accounting for Derivative Instruments and Hedging Activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FAS 161 will not have a material effect on our consolidated financial position, results of operations or cash flows.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) 140-3 — Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). The objective of FSP 140-3 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP 140-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FSP 140-3 will not have a material effect on our consolidated financial position, results of operations or cash flows.
     In February 2008, the FASB issued FASB FSP 07-1-1 which delays indefinitely the effective date of American Institute of Certified Public Accountant’s (“AICPA”) Statement of Position (“SOP”) 07-1 — Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1-1”). SOP 07-1-1 will not have a material effect on our consolidated financial position, results of operations or cash flows.
     In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”) which expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with FAS 123 (revised) — Share Based Payment. The staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB 110 is effective January 1, 2008. SAB 110 did not have a material effect on our consolidated financial position, results of operations or cash flows.
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
	(in thousands)
	(RESTATED-
	SEE NOTE 1)
Operating Segment Income (Loss)
Venezuela	$8,111	$(2,530)
United States and other	(6,906)	(3,975)

Net income (loss)	$1,205	$(6,505)

	March 31,	December 31,
	2008	2007
	(in thousands)
	(RESTATED-SEE NOTE 1)

Operating Segment Assets
Venezuela	$289,366	$306,644
United States and other	142,210	126,773

	431,576	433,417
Intersegment eliminations	(18,000)	(16,346)

	$413,576	$417,071

Note 6 — Investment in Equity Affiliates
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

Three Months
Ended
March 31, 2008
(RESTATED-SEE NOTE 1)
Barrels of oil sold	1,209
Thousand cubic feet of gas sold	3,172
Total barrels of oil equivalent	1,738

Average price per barrel	$79.02
Average price per thousand cubic feet	$1.54

Revenues:
Oil sales	$95,535
Gas sales	4,885
Royalty	(33,959)

66,461

Expenses:
Operating expenses	14,343
Depletion, depreciation and amortization	4,298
General and administrative	1,678
Taxes other than on income	3,486

23,805

Income from operations	42,656

Investment Earnings and Other	53

Income before Income Tax	42,709

Current income tax expense	21,496
Deferred income tax benefit	(6,683)

Net Income	27,896
Adjustment to reconcile to reported Net Income from Unconsolidated Equity Affiliate:
Deferred income tax benefit	3,556

Net Income Equity Affiliate	24,340
Equity interest in unconsolidated equity affiliate	40%

Income before amortization of excess basis in equity affiliate	9,736
Amortization of excess basis in equity affiliate	(275)
Conform depletion expense to GAAP	(666)

Net income from unconsolidated equity affiliate	$8,795

	March 31,	December 31,
	2008	2007

Current assets	$563,251	$478,734
Property and equipment	173,924	176,783
Other assets	51,496	38,738
Current liabilities	353,870	287,491
Other liabilities	6,105	5,964
Net equity	428,696	400,800
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
Note 10 — Gain on Financing Transaction
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
Restatement
     The Form 10-Q/A is being filed to amend and restate our previously issued consolidated financial statements as of and for the three months ended March 31, 2008. This amendment and restatement is required to adjust the consolidated financial statements for the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta S.A.’s (“Petrodelta”) Net Income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within Net income from unconsolidated equity affiliates.
     The adjustment to record our share of Petrodelta’s Net Income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close process, we determined that restatements of our historical financial statements for the year ended December 31, 2007 and quarterly information for the quarters ended December 31, 2007 and March 31, 2008 were necessary because since October 1, 2007 both monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had understated our Net income from unconsolidated equity affiliates and Investment in equity affiliates.
     Our consolidated financial statements for the three months ended March 31, 2008 have been restated to correct the deferred tax adjustment to reconcile our share of Petrodelta’s Net Income reported under IFRS to that required under GAAP to include only the non-monetary temporary differences impacted by inflationary adjustments under Venezuela law.
     The following tables set forth the effect of the adjustments described above on the consolidated statement of operations for the three months ended March 31, 2008 and for the consolidated balance sheet as of March 31, 2008. Although the restatement changed our Net Income, Net income from unconsolidated equity affiliates and Minority interest in consolidated subsidiary companies, there was no impact on net cash used in operating activities in the consolidated statements of cash flows.
Consolidated Statements of Operations

	March 31, 2008
	As Previously		As
	Reported	Adjustment	Restated
	(in thousands, except per share data)

Loss before income taxes and minority interest	$(5,867)	$—	$(5,867)
Income tax expense	64	—	64

Loss before minority interest	(5,931)	—	(5,931)
Minority interest in consolidated subsidiary	1,423	250	1,673

Loss from consolidated companies	(7,354)	(250)	(7,604)
Net income from unconsolidated equity affiliates	7,558	1,251	8,809

Net income	$204	$1,001	$1,205

Net Income Per Common Share:
Basic	$0.01	$0.02	$0.03
Diluted	$0.01	$0.02	$0.03
Consolidated Balance Sheets

	March 31, 2008
	As Previously		As
	Reported	Adjustment(1)	Restated
		( in thousands)

Investment in equity affiliates	$258,731	$4,853	$263,584
Total assets	408,723	4,853	413,576
Minority interest	57,882	971	58,853
Retained earnings	148,138	3,882	152,020
Total shareholders’ equity	315,240	3,882	319,122
Total liabilities and shareholders’ equity	408,723	4,853	413,576

(1)	Adjustment is cumulative and includes amounts restated in the Annual Report on Form 10-K/A Amendment #2 for the year ended December 31, 2007.
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
     The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2008
	(restated)	2007
	(in thousands)

Net cash provided by (used in) operating activities	$321	$(10,650)
Net cash provided by (used in) investing activities	(3,719)	8,254
Net cash used in financing activities	(31)	(6,977)

Net decrease in cash	$(3,429)	$(9,373)

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
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
     We reported net income of $1.2 million, or $0.03 diluted earnings per share, for the three months ended March 31, 2008 compared with a net loss of $6.5 million, or $0.17 diluted earnings per share, for the three months ended March 31, 2007. Net income for the three months ended March 31, 2008 includes our 40 percent share of Petrodelta’s net earnings for the same period. Petrodelta was formed in October 2007, and we recorded our share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007 consolidated statement of operations. The three months ended March 31, 2008 is the first period that we have reported the earnings of Petrodelta on a current basis.

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
     In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. During the three months ended March 31, 2008, we incurred $1.3 million of exploration costs related to the purchase of seismic related to our United States operations. There were no exploration costs incurred in the three months ended March 31, 207.
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
Item 4. Controls and Procedures (Restated)
     Evaluation of Disclosure Controls and Procedures. In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 1, 2008, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008. In connection with the restatement as discussed in Note 1 to the unaudited consolidated financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e), as amended, (the “Exchange Act”) as of March 31, 2008. Based on that evaluation and in light of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
     The Company did not maintain effective controls over financial reporting as of March 31, 2008. Specifically, effective controls did not exist to ensure that the deferred tax adjustments to reconcile net income reported by Petrodelta under IFRS to that required by GAAP were completely and accurately identified; therefore the necessary adjustments were not appropriately analyzed and recorded on a timely basis. This control deficiency resulted in the misstatement of our net income from unconsolidated equity affiliates and minority interest in consolidated subsidiary companies on our consolidated statement of operations, investment in equity affiliate and minority interest on our consolidated balance sheet and related financial disclosures, and the restatement of the Company’s consolidated financial statements as of and for the quarter ended March 31, 2008. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
     Management’s Remediation Efforts. Subsequent to March 31, 2008, management has enhanced the controls over its equity investment to ensure that the adequate information regarding Petrodelta’s tax temporary differences is obtained and that a comprehensive analysis of such information is performed. Specifically, management has requested further information related to the nature of each tax temporary difference which enables management to determine the impact on the deferred tax adjustment to reconcile net income reported by Petrodelta under IFRS to that required under GAAP. The enhanced controls have enabled management to ensure that the deferred tax adjustment to reconcile net income reported by Petrodelta under IFRS to that required under GAAP is completely and accurately reconciled and identified. Management further enhanced the controls necessary to ensure that all necessary adjustments are appropriately analyzed and recorded on a timely basis. However, the material weakness will not be considered remediated until the enhancements are in place and operating effectively for a sufficient period of time.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2008, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 6. Exhibits
(a) Exhibits
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

10.1	Employment Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.2	Stock Option Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.3	Employee Restricted Stock Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
Dated: March 13, 2009	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: March 13, 2009	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President — Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

10.1	Employment Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.2	Stock Option Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.3	Employee Restricted Stock Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.