Form 10-Q/A
period 2008-06-30
HARVEST NATURAL RESOURCES, INC.
filed 2009-03-13
CIK 845289

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

Restatement
Overview
     Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is filing this Amendment on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on August 7, 2008 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Form 10-Q/A contains complete text of Items 1, 2 and 4 of Part 1, and Item 6 of Part II as amended as well as certain currently dated certifications.
     The Form 10-Q/A is being filed to amend and restate the Company’s previously issued consolidated financial statements as of and for the three and six months ended June 30, 2008. This amendment and restatement is required to adjust the consolidated financial statements for the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta S.A.’s (“Petrodelta”) Net Income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within our Net income from unconsolidated equity affiliates.
     The adjustment to record our share of Petrodelta’s Net Income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close, we determined that restatements were necessary because since October 1, 2007 both monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had overstated our Net income from unconsolidated equity affiliates and understated our Investment in equity affiliates.
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
	(in thousands)
	(RESTATED-SEE NOTE 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,204	$120,841
Restricted cash	3,525	6,769
Accounts and notes receivable, net	7,964	9,418
Advances to equity affiliate	2,577	16,352
Prepaid expenses and other	4,205	1,032

TOTAL CURRENT ASSETS	175,475	154,412

OTHER ASSETS	1,632	4,301
INVESTMENT IN EQUITY AFFILIATES	200,463	254,775
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	18,054	3,163
Other administrative property	1,507	1,481

	19,561	4,644
Accumulated depletion, depreciation and amortization	(1,031)	(1,061)

	18,530	3,583

	$396,100	$417,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$740	$5,949
Accounts payable, related party	10,278	10,093
Accrued expenses	10,430	11,895
Accrued interest	5,083	5,136
Income taxes payable	245	503
Short-term debt	4,651	9,302

TOTAL CURRENT LIABILITIES	31,427	42,878

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	60,910	57,546
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at June 30, 2008 and December 31, 2007, respectively; issued 38,912 shares and 38,513 shares at June 30, 2008 and December 31, 2007, respectively	389	385
Additional paid-in capital	205,132	201,938
Retained earnings	151,387	150,815
Treasury stock, at cost, 5,244 shares and 3,719 shares at June 30, 2008 and December 31, 2007, respectively	(53,145)	(36,491)

TOTAL STOCKHOLDERS’ EQUITY	303,763	316,647

	$396,100	$417,071

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
	(RESTATED-		(RESTATED-
	SEE NOTE 1)		SEE NOTE 1)
EXPENSES
Depreciation	$47	$17	$92	$298
Exploration expense	2,866	434	4,215	434
General and administrative	6,422	7,162	12,634	13,595
Taxes other than on income	195	185	458	422

	9,530	7,798	17,399	14,749

LOSS FROM OPERATIONS	(9,530)	(7,798)	(17,399)	(14,749)

OTHER NON-OPERATING INCOME (EXPENSE)
Gain on financing transactions	2,091	—	3,421	—
Investment earnings and other	751	2,819	1,882	5,262
Interest expense	(1,260)	(2,466)	(1,719)	(4,947)

	1,582	353	3,584	315

LOSS FROM CONSOLIDATED COMPANIES BEFORE INCOME TAXES AND MINORITY INTERESTS	(7,948)	(7,445)	(13,815)	(14,434)

INCOME TAX EXPENSE	37	52	101	166

LOSS BEFORE MINORITY INTERESTS	(7,985)	(7,497)	(13,916)	(14,600)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	2,057	(736)	3,730	(1,373)

NET LOSS FROM CONSOLIDATED COMPANIES	(10,042)	(6,761)	(17,646)	(13,227)

NET INCOME (LOSS) FROM UNCONSOLIDATED EQUITY AFFILIATES	9,409	(137)	18,218	(176)

NET INCOME (LOSS)	$(633)	$(6,898)	$572	$(13,403)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.02)	$(0.18)	$0.02	$(0.36)

Diluted	$(0.02)	$(0.18)	$0.02	$(0.36)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
	(RESTATED-
	SEE NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$572	$(13,403)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	92	298
Gain on financing transactions	(3,421)	—
Net (income) loss from unconsolidated equity affiliate	(18,218)	176
Non-cash compensation-related charges	2,578	2,898
Minority interest in consolidated subsidiary companies	3,730	(1,373)
Dividends from unconsolidated equity affiliate	72,530	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(278)	329
Advances to equity affiliate	13,775	3,780
Prepaid expenses and other	(3,173)	162
Accounts payable	(3,879)	(354)
Accounts payable, related party	185	230
Accrued expenses	122	(4,504)
Accrued interest	(53)	(313)
Income taxes payable	(258)	39

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	64,304	(12,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(11,217)	(287)
Investment in equity affiliate	—	(4,591)
Decrease in restricted cash	3,244	13,595
Investment costs	(1,153)	(5)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,126)	8,712

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	1,310	251
Purchase of treasury stock	(17,207)	—
Payments of notes payable	(2,560)	(9,302)
Dividends paid to minority interest	(358)	—

NET CASH USED IN FINANCING ACTIVITIES	(18,815)	(9,051)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,363	(12,374)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,841	148,079

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157,204	$135,705

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
Restatement
     The Form 10-Q/A is being filed to amend and restate our previously issued consolidated financial statements as of and for the three and six months ended June 30, 2008. This amendment and restatement is required to adjust the consolidated financial statements for the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta’s Net Income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within Net income from unconsolidated equity affiliates.
     The adjustment to record our share of Petrodelta’s Net Income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close process, we determined that restatements of our historical financial statements for the year ended December 31, 2007 and quarterly information for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 were necessary because since October 1, 2007 both monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had overstated our Net income from unconsolidated equity affiliates and understated our Investment in equity affiliates.
     Our consolidated financial statements for the three and six months ended June 30, 2008 have been restated to correct the deferred tax adjustment to reconcile our share of Petrodelta’s Net Income reported under IFRS to that required under GAAP to include only the non-monetary temporary differences impacted by inflationary adjustments under Venezuela law.
     The following tables set forth the effect of the adjustments described above on the consolidated statement of operations for the three and six months ended June, 2008 and for the consolidated balance sheet as of June 30, 2008. Although the restatement changed our Net Income, Net income from unconsolidated equity affiliates and Minority interest in consolidated subsidiary companies, there was no impact on net cash used in operating activities in the consolidated statements of cash flows.
Consolidated Statements of Operations

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(in thousands, except per share data)

Loss before income taxes and minority interest	$(7,948)	$—	$(7,948)	$(13,815)	$—	$(13,815)
Income tax expense	37	—	37	101	—	101

Loss before minority interest	(7,985)	—	(7,985)	(13,916)	—	(13,916)
Minority interest in consolidated subsidiary	2,424	(367)	2,057	3,847	(117)	3,730

Loss from consolidated companies	(10,409)	367	(10,042)	(17,763)	117	(17,646)
Net income from unconsolidated equity affiliates	11,243	(1,834)	9,409	18,801	(583)	18,218

Net income (loss)	$834	$(1,467)	$(633)	$1,038	$(466)	$572

Net Income (Loss) Per Common Share:
Basic	$0.02	$(0.04)	$(0.02)	$0.03	$(0.01)	$0.02
Diluted	$0.02	$(0.04)	$(0.02)	$0.03	$(0.01)	$0.02
Consolidated Balance Sheets

	June 30, 2008
	As Previously		As
	Reported	Adjustment(1)	Restated
	( in thousands)

Investment in equity affiliates	$197,444	$3,019	$200,463
Total assets	393,081	3,019	396,100
Minority interest	60,306	604	60,910
Retained earnings	148,972	2,415	151,387
Total shareholders’ equity	301,348	2,415	303,763
Total liabilities and shareholders’ equity	393,081	3,019	396,100

(1)	Adjustment is cumulative and includes amounts restated in the Annual Report on Form 10-K/A Amendment #2 for the year ended December 31, 2007.
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
Fair Value Measurements
     We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No.157-2, which delayed the effective date of SFAS No.157 by one year for non-financial assets and liabilities. As defined in SFAS No.157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The adoption of FAS 157 had no impact on our consolidated financial position, results of operations or cash flows.
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
Earnings Per Share
     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 34.7 million and 34.9 million for the three and six months ended June 30, 2008, respectively, and 37.6 million and 37.5 million for the three and six months ended June 30, 2007, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 34.7 million and 36.1 million for the three and six months ended June 30, 2008, respectively, and 37.6 million and 37.5 million for the three and six months ended June 30, 2007, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
	(RESTATED-		(RESTATED-
	SEE NOTE 1)		SEE NOTE 1)
Segment Income (Loss)
Venezuela	$9,997	$(2,960)	$18,108	$(5,490)
United States and other	(10,630)	(3,938)	(17,536)	(7,913)

Net income (loss)	$(633)	$(6,898)	$572	$(13,403)

	June 30,	December 31,
	2008	2007
	(in thousands)
	(RESTATED-SEE NOTE 1)
Operating Segment Assets
Venezuela	$221,313	$306,644
United States and other	196,915	126,773

	418,228	433,417
Intersegment eliminations	(22,128)	(16,346)

	$396,100	$417,071

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(RESTATED-SEE NOTE 1)
Barrels of oil sold	1,238	2,447
Thousand cubic feet of gas sold	3,049	6,221
Total barrels of oil equivalent	1,746	3,484

Average price per barrel	$83.12	$81.09
Average price per thousand cubic feet	$1.54	$1.54

Revenues:
Oil sales	$102,897	$198,432
Gas sales	4,695	9,580
Royalty	(43,130)	(77,089)

	64,462	130,923

Expenses:
Operating expenses	18,851	33,194
Depletion, depreciation and amortization	7,754	12,052
General and administrative	2,056	3,734
Taxes other than on income	3,602	7,088

	32,263	56,068

Income from operations	32,199	74,855

Investment Earnings and Other	4,955	5,008

Income before Income Tax	37,154	79,863

Current income tax expense	9,115	30,611
Deferred income tax benefit	(8,293)	(14,976)

Net Income	36,332	64,228
Adjustment to reconcile to reported Net Income from Unconsolidated Equity Affiliate:
Deferred income tax benefit	12,874	16,430

Net Income Equity Affiliate	23,458	47,798
Equity interest in unconsolidated equity affiliate	40%	40%

Income before amortization of excess basis in equity affiliate	9,383	19,119
Amortization of excess basis in equity affiliate	(277)	(552)
Conform depletion expense to GAAP	408	(258)

Net income from unconsolidated equity affiliate	$9,514	$18,309

	June 30,	December 31,
	2008	2007

Current assets	$723,130	$478,734
Property and equipment	173,142	176,783
Other assets	61,288	38,738
Current liabilities	486,283	287,491
Other liabilities	6,249	5,964
Net equity	465,028	400,800
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
Restatement
     The Form 10-Q/A is being filed to amend and restate our previously issued consolidated financial statements as of and for the three and six months ended June 30, 2008. This amendment and restatement is required to adjust the consolidated financial statements for the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta S.A.’s (“Petrodelta”) Net Income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within Net income from unconsolidated equity affiliates.
     The adjustment to record our share of Petrodelta’s Net Income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close process, we determined that restatements of our historical financial statements for the year ended December 31, 2007 and quarterly information for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 were necessary because since October 1, 2007 both monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had overstated our Net income from unconsolidated equity affiliates and understated our Investment in equity affiliates.
     Our consolidated financial statements for the three and six months ended June 30, 2008 have been restated to correct the deferred tax adjustment to reconcile our share of Petrodelta’s Net Income reported under IFRS to that required under GAAP to include only the non-monetary temporary differences impacted by inflationary adjustments under Venezuela law.
     The following tables set forth the effect of the adjustments described above on the consolidated statement of operations for the three and six months ended June, 2008 and for the consolidated balance sheet as of June 30, 2008. Although the restatement changed our Net Income, Net income from unconsolidated equity affiliates and Minority interest in consolidated subsidiary companies, there was no impact on net cash used in operating activities in the consolidated statements of cash flows.
Consolidated Statements of Operations

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(in thousands, except per share data)

Loss before income taxes and minority interest	$(7,948)	$—	$(7,948)	$(13,815)	$—	$(13,815)
Income tax expense	37	—	37	101	—	101

Loss before minority interest	(7,985)	—	(7,985)	(13,916)	—	(13,916)
Minority interest in consolidated subsidiary	2,424	(367)	2,057	3,847	(117)	3,730

Loss from consolidated companies	(10,409)	367	(10,042)	(17,763)	117	(17,646)
Net income from unconsolidated equity affiliates	11,243	(1,834)	9,409	18,801	(583)	18,218

Net income (loss)	$834	$(1,467)	$(633)	$1,038	$(466)	$572

Net Income (Loss) Per Common Share:
Basic	$0.02	$(0.04)	$(0.02)	$0.03	$(0.01)	$0.02
Diluted	$0.02	$(0.04)	$(0.02)	$0.03	$(0.01)	$0.02
Consolidated Balance Sheets

	June 30, 2008
	As Previously		As
	Reported	Adjustment(1)	Restated
		( in thousands)

Investment in equity affiliates	$197,444	$3,019	$200,463
Total assets	393,081	3,019	396,100
Minority interest	60,306	604	60,910
Retained earnings	148,972	2,415	151,387
Total shareholders’ equity	301,348	2,415	303,763
Total liabilities and shareholders’ equity	393,081	3,019	396,100

(1)	Adjustment is cumulative and includes amounts restated in the Annual Report on Form 10-K/A Amendment #2 for the year ended December 31, 2007.
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

     At June 30, 2008, we had current assets of $175.5 million and current liabilities of $31.4 million, resulting in working capital of $144.1 million and a current ratio of 5.6:1. This compares with a working capital of $111.5 million and a current ratio of 3.6:1 at December 31, 2007. The increase in working capital of $32.6 million was primarily due to the receipt of a $72.5 million dividend net to HNR Finance ($58 million net to us) from our unconsolidated equity affiliate and payment of advances by PDVSA offset by payments of accounts payable trade and accrued expenses.

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
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
     We reported net loss of $0.6 million, or $0.02 diluted earnings per share, for the three months ended June 30, 2008 compared with a net loss of $6.9 million, or $0.18 diluted loss per share, for the three months ended June 30, 2007. Net loss for the three months ended June 30, 2008 includes our 40 percent share of Petrodelta’s net earnings of $9.5 million for the same period. Petrodelta was formed in October 2007, and we recorded our share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007 consolidated statements of operations. The three months ended March 31, 2008 was the first period that we reported the earnings of Petrodelta on a current basis.

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
Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
     We reported net income of $0.6 million, or $0.02 diluted earnings per share, for the six months ended June 30, 2008 compared with a net loss of $13.4 million, or $0.36 diluted loss per share, for the six months ended June 30, 2007. Net income for the six months ended June 30, 2008 includes our 40 percent share of Petrodelta’s net earnings of $18.3 million for the same period. Petrodelta was formed in October 2007, and we recorded our share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007 consolidated statement of operations. The six months ended June 30, 2008 is the first period that we reported the earnings of Petrodelta on a current basis.

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
     Evaluation of Disclosure Controls and Procedures. In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. In connection with the restatement as discussed in Note 1 to the unaudited consolidated financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e), as amended, (the “Exchange Act”) as of June 30, 2008. Based on that evaluation and in light of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
     The Company identified the following material weakness in internal control over financial reporting as of June 30, 2008. Effective controls did not exist to ensure that the deferred tax adjustments to reconcile net income reported by Petrodelta under IFRS to that required by GAAP were completely and accurately identified and that the necessary adjustments were appropriately analyzed and recorded on a timely basis. This control deficiency resulted in the misstatement of our net income from unconsolidated equity affiliates and minority interest in consolidated subsidiary companies on our consolidated statement of operations, investment in equity affiliate and minority interest on our consolidated balance sheet and related financial disclosures, and the restatements of the Company’s consolidated financial statements as of and for the quarter ended June 30, 2008. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
     Management’s Remediation Efforts. Subsequent to June 30, 2008, management has enhanced the controls over its equity investment to ensure that the adequate information regarding Petrodelta’s tax temporary differences is obtained and that a comprehensive analysis of such information is performed. Specifically, management has requested further information related to the nature of each tax temporary difference which enables management to determine the impact on the deferred tax adjustment to reconcile net income reported by Petrodelta under IFRS to that required under GAAP. The enhanced controls have enabled management to ensure that the deferred tax adjustment to reconcile net income reported by Petrodelta under IFRS to that required under GAAP is completely and accurately reconciled and identified. Management further enhanced the controls necessary to ensure that all necessary adjustments are appropriately analyzed and recorded on a timely basis. However, the material weakness will not be considered remediated until the enhancements are in place and operating effectively for a sufficient period of time.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2008, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 15, 2008, the following items were voted on by the Stockholders:
1. To approve the Election of Directors:

	Votes in Favor	Votes Against/Withheld
Stephen D. Chesebro’	31,179,299	269,251
James A. Edmiston	31,178,124	270,426
Dr. Igor Effimoff	31,186,859	261,691
H. H. Hardee	30,115,263	1,333.287
Robert E. Irelan	31,179,699	268,851
Patrick M. Murray	30,113,338	1,335,212
J. Michael Stinson	30,031,158	1,417,392
2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the year ended December 31, 2008:

Votes in Favor	Against/Withheld Votes	Abstentions/Broker Non- Votes

31,235,773	183,418	29,359

Item 5.	Other Information
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

Item 6.	Exhibits
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

10.1	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.2	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.3	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.4	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.5	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.6	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.7	Separation Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.8	Separation Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.8 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.9	Consulting Agreement dated June 1, 2008 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.9 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.10	Consulting Agreement dated June 1, 2008 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.10 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
Dated: March 13, 2009	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: March 13, 2009	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President — Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

10.1	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.2	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.3	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.4	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.5	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.6	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.7	Separation Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.8	Separation Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.8 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.9	Consulting Agreement dated June 1, 2008 between Harvest Natural Resources, Inc. and Steven W. Tholen. (Incorporated by reference to Exhibit 10.9 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.10	Consulting Agreement dated June 1, 2008 between Harvest Natural Resources, Inc. and Kurt A. Nelson. (Incorporated by reference to Exhibit 10.10 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.