Form 10-Q/A
period 2008-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2009-03-13
CIK 845289

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

Restatement
Overview
          Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is filing this Amendment on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on November 4, 2008 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Form 10-Q/A contains complete text of Items 1, 2 and 4 of Part 1, and Item 6 of Part II as amended as well as certain currently dated certifications.
          The Form 10-Q/A is being filed to amend and restate the Company’s previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2008. This amendment and restatement is required to adjust the consolidated financial statements for the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta S.A.’s (“Petrodelta”) Net Income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within our Net income from unconsolidated equity affiliates.
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
	(in thousands)
	(RESTATED-SEE NOTE 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,285	$120,841
Restricted cash	—	6,769
Accounts and notes receivable, net	8,297	9,418
Advances to equity affiliate	3,236	16,352
Prepaid expenses and other	4,011	1,032

TOTAL CURRENT ASSETS	133,829	154,412

OTHER ASSETS	2,542	4,301
INVESTMENT IN EQUITY AFFILIATES	205,772	254,775
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	23,994	3,163
Other administrative property	1,608	1,481

	25,602	4,644
Accumulated depletion, depreciation and amortization	(1,098)	(1,061)

	24,504	3,583

	$366,647	$417,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$265	$5,949
Accounts payable, related party	—	10,093
Accrued expenses	10,676	11,895
Accrued interest	4,716	5,136
Income taxes payable	177	503
Short-term debt	—	9,302

TOTAL CURRENT LIABILITIES	15,834	42,878

MINORITY INTEREST	61,956	57,546
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at September 30, 2008 and at December 31, 2007, issued 38,962 shares and 38,513 shares at September 30, 2008 and December 31, 2007, respectively	390	385
Additional paid-in capital	206,648	201,938
Retained earnings	146,150	150,815
Treasury stock, at cost, 6,299 shares and 3,719 shares at September 30, 2008 and December 31, 2007, respectively	(64,331)	(36,491)

TOTAL STOCKHOLDERS’ EQUITY	288,857	316,647

	$366,647	$417,071

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
	(RESTATED-		(RESTATED-
	SEE NOTE 1)		SEE NOTE 1)
OPERATING EXPENSES (INCOME)
Depreciation	$49	$44	$141	$342
Exploration expense	4,837	102	9,052	536
General and administrative	6,700	5,857	19,334	19,452
Taxes other than on income	(965)	66	(507)	488

	10,621	6,069	28,020	20,818

LOSS FROM OPERATIONS	(10,621)	(6,069)	(28,020)	(20,818)

OTHER NON-OPERATING INCOME (EXPENSE)
Gain on financing transactions	—	15,042	3,421	15,042
Investment earnings and other	1,122	2,296	3,004	7,558
Interest expense	(22)	(2,262)	(1,741)	(7,209)

	1,100	15,076	4,684	15,391

INCOME (LOSS) FROM CONSOLIDATED COMPANIES BEFORE INCOME TAXES AND MINORITY INTERESTS	(9,521)	9,007	(23,336)	(5,427)

INCOME TAX EXPENSE (BENEFIT)	(20)	863	81	1,029

INCOME (LOSS) BEFORE MINORITY INTERESTS	(9,501)	8,144	(23,417)	(6,456)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES	1,045	2,524	4,775	1,151

INCOME (LOSS) FROM CONSOLIDATED COMPANIES	(10,546)	5,620	(28,192)	(7,607)

NET INCOME (LOSS) FROM UNCONSOLIDATED EQUITY AFFILIATES	5,309	(235)	23,527	(411)

NET INCOME (LOSS)	$(5,237)	$5,385	$(4,665)	$(8,018)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.16)	$0.15	$(0.14)	$(0.22)

Diluted	$(0.16)	$0.14	$(0.14)	$(0.22)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
	(RESTATED-
	SEE NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,665)	$(8,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	141	342
Net (income) loss from unconsolidated equity affiliate	(23,527)	411
Non-cash compensation-related charges	4,061	4,384
Gain on financing transactions	(3,421)	(15,042)
Minority interest in consolidated subsidiary companies	4,775	1,151
Dividends received from equity affiliate	72,530	—
Changes in operating assets and liabilities:
Accounts and notes receivable	1,121	94
Advances to equity affiliate	13,116	6,157
Prepaid expenses and other	(2,979)	228
Accounts payable	(4,354)	254
Accounts payable, related party	(10,093)	348
Accrued expenses	(1,364)	(3,588)
Accrued interest	(420)	(1,827)
Income taxes payable	(326)	852

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	44,595	(14,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(17,239)	(346)
Investment in equity affiliate	—	(4,591)
Decrease in restricted cash	6,769	33,115
Investment costs	(1,141)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,611)	28,178

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	1,345	541
Purchase of treasury stock	(28,393)	(32,089)
Dividends paid to minority interest	(358)	—
Financing costs	(923)	—
Payments of notes payable	(7,211)	(22,633)

NET CASH USED IN FINANCING ACTIVITIES	(35,540)	(54,181)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,556)	(40,257)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,841	148,079

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,285	$107,822

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
Restatement
     The Form 10-Q/A is being filed to amend and restate our previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2008. This amendment and restatement is required to adjust the consolidated financial statements for the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta’s Net Income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within Net income from unconsolidated equity affiliates.
     The adjustment to record our share of Petrodelta’s Net Income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close process, we determined that restatements of our historical financial statements for the year ended December 31, 2007 and quarterly information for the quarters ended December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008 were necessary because since October 1, 2007 both monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had understated our Net income from unconsolidated equity affiliates and Investment in equity affiliates.

     Our consolidated financial statements for the three and nine months ended September 30, 2008 have been restated to correct the deferred tax adjustment to reconcile our share of Petrodelta’s Net Income reported under IFRS to that required under GAAP to include only the non-monetary temporary differences impacted by inflationary adjustments under Venezuela law.
     The following tables set forth the effect of the adjustments described above on the consolidated statement of operations for the three and nine months ended September, 2008 and for the consolidated balance sheet as of September 30, 2008. Although the restatement changed our Net Income, Net income from unconsolidated equity affiliates and Minority interest in consolidated subsidiary companies, there was no impact on net cash used in operating activities in the consolidated statements of cash flows.
Consolidated Statements of Operations

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(in thousands, except per share data)

Loss before income taxes and minority interest	$(9,521)	$—	$(9,521)	$(23,336)	$—	$(23,336)
Income tax expense (benefit)	(20)	—	(20)	81	—	81

Loss before minority interest	(9,501)	—	(9,501)	(23,417)	—	(23,417)
Minority interest in consolidated subsidiary	890	155	1,045	4,737	38	4,775

Loss from consolidated companies	(10,391)	(155)	(10,546)	(28,154)	(38)	(28,192)
Net income from unconsolidated equity affiliates	4,534	775	5,309	23,335	192	23,527

Net income (loss)	$(5,857)	$620	$(5,237)	$(4,819)	$154	$(4,665)

Net Income (Loss) Per Common Share:
Basic	$(0.17)	$0.01	$(0.16)	$(0.14)	$—	$(0.14)
Diluted	$(0.17)	$0.01	$(0.16)	$(0.14)	$—	$(0.14)
Consolidated Balance Sheets

	September 30, 2008
	As Previously		As
	Reported	Adjustment(1)	Restated
	( in thousands)

Investment in equity affiliates	$201,978	$3,794	$205,772
Total assets	362,853	3,794	366,647
Minority interest	61,197	759	61,956
Retained earnings	143,115	3,035	146,150
Total shareholders’ equity	285,822	3,035	288,857
Total liabilities and shareholders’ equity	362,853	3,794	366,647

(1)	Adjustment is cumulative and includes amounts restated in the Annual Report on Form 10-K/A Amendment #2 for the year ended December 31, 2007.
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
Fair Value Measurements
     We adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”) effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No.157-2, which delayed the effective date of SFAS No.157 by one year for non-financial assets and liabilities. As defined in SFAS No.157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The adoption of SFAS No. 157 had no impact on our consolidated financial position, results of operations or cash flows.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
	(RESTATED-		(RESTATED-
	SEE NOTE 1)		SEE NOTE 1)
Segment Income (Loss)
Venezuela	$4,642	$10,097	$22,750	$4,607
Indonesia	(4,597)	—	(6,176)	—
United States and other	(5,282)	(4,712)	(21,239)	(12,625)

Net income (loss)	$(5,237)	$5,385	$(4,665)	$(8,018)

	September 30, 2008	December 31, 2007
	(in thousands)
	(RESTATED-SEE NOTE 1)
Operating Segment Assets
Venezuela	$218,219	$306,644
Indonesia	1,408	26
United States and other	166,276	126,747

	385,903	433,417
Intersegment eliminations	(19,256)	(16,346)

	$366,647	$417,071

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
	(in thousands)
	(RESTATED-SEE NOTE 1)
Barrels of oil sold	1,496	3,943
Thousand cubic feet of gas sold	2,843	9,064
Total barrels of oil equivalent	1,970	5,454

Average price per barrel	$85.21	$82.66
Average price per thousand cubic feet	$1.54	$1.54

Revenues:
Oil sales	$127,489	$325,921
Gas sales	4,378	13,992
Royalty	(55,765)	(132,888)

	76,102	207,025

Expenses:
Operating expenses	20,076	53,270
Depletion, depreciation and amortization	5,423	17,475
General and administrative	2,693	6,427
Taxes other than on income	3,541	10,629

	31,733	87,801

Income from operations	44,369	119,224

Investment Earnings and Other	7,397	12,405

Income before Income Tax	51,766	131,629

Current income tax expense	29,600	60,211
Deferred income tax benefit	(10,495)	(25,471)

Net Income	32,661	96,889
Adjustment to reconcile to reported Net Income from Unconsolidated Equity Affiliate:
Deferred income tax benefit	8,561	24,991

Net Income Equity Affiliate	24,100	71,898
Equity interest in unconsolidated equity affiliate	40%	40%

Income before amortization of excess basis in equity affiliate	9,640	28,759
Amortization of excess basis in equity affiliate	(313)	(865)
Conform depletion expense to GAAP	(1,516)	(1,774)
Reserve for interest receivable (net of tax)	(2,428)	(2,428)

Net income from unconsolidated equity affiliate	$5,383	$23,692

	September 30,	December 31,
	2008	2007
	(in thousands)

Current assets	$694,566	$478,734
Property and equipment	177,174	176,783
Other assets	70,284	38,738
Current liabilities	618,637	287,491
Other liabilities	7,023	5,964
Net equity	316,364	400,800
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
Restatement
     The Form 10-Q/A is being filed to amend and restate our previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2008. This amendment and restatement is required to adjust the consolidated financial statements for the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta S.A.’s (“Petrodelta”) Net Income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“GAAP”) and recorded within Net income from unconsolidated equity affiliates.

     The adjustment to record our share of Petrodelta’s Net Income under GAAP should have been limited to deferred tax adjustments related to non-monetary temporary differences impacted by inflationary adjustments under Venezuela law. During the 2008 year end close process, we determined that restatements of our historical financial statements for the year ended December 31, 2007 and quarterly information for the quarters ended December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008 were necessary because since October 1, 2007 both monetary and non-monetary temporary differences recorded in Petrodelta’s IFRS financial statements had been adjusted in arriving at our GAAP consolidated financial statements rather than only the non-monetary temporary differences impacted by inflationary adjustments. Accordingly, we had understated our Net income from unconsolidated equity affiliates and Investment in equity affiliates.
     Our consolidated financial statements for the three and nine months ended September 30, 2008 have been restated to correct the deferred tax adjustment to reconcile our share of Petrodelta’s Net Income reported under IFRS to that required under GAAP to include only the non-monetary temporary differences impacted by inflationary adjustments under Venezuela law.
     The following tables set forth the effect of the adjustments described above on the consolidated statement of operations for the three and nine months ended September, 2008 and for the consolidated balance sheet as of September 30, 2008. Although the restatement changed our Net Income, Net income from unconsolidated equity affiliates and Minority interest in consolidated subsidiary companies, there was no impact on net cash used in operating activities in the consolidated statements of cash flows.
Consolidated Statements of Operations

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(in thousands, except per share data)

Loss before income taxes and minority interest	$(9,521)	$—	$(9,521)	$(23,336)	$—	$(23,336)
Income tax expense (benefit)	(20)	—	(20)	81	—	81

Loss before minority interest	(9,501)	—	(9,501)	(23,417)	—	(23,417)
Minority interest in consolidated subsidiary	890	155	1,045	4,737	38	4,775

Loss from consolidated companies	(10,391)	(155)	(10,546)	(28,154)	(38)	(28,192)
Net income from unconsolidated equity affiliates	4,534	775	5,309	23,335	192	23,527

Net income (loss)	$(5,857)	$620	$(5,237)	$(4,819)	$154	$(4,665)

Net Income (Loss) Per Common Share:
Basic	$(0.17)	$0.01	$(0.16)	$(0.14)	$—	$(0.14)
Diluted	$(0.17)	$0.01	$(0.16)	$(0.14)	$—	$(0.14)
Consolidated Balance Sheets

	September 30, 2008
	As Previously		As
	Reported	Adjustment(1)	Restated
	( in thousands)

Investment in equity affiliates	$201,978	$3,794	$205,772
Total assets	362,853	3,794	366,647
Minority interest	61,197	759	61,956
Retained earnings	143,115	3,035	146,150
Total shareholders’ equity	285,822	3,035	288,857
Total liabilities and shareholders’ equity	362,853	3,794	366,647

(1)	Adjustment is cumulative and includes amounts restated in the Annual Report on Form 10-K/A Amendment #2 for the year ended December 31, 2007.

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
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
     We reported a net loss of $5.2 million, or $0.16 diluted earnings per share, for the three months ended September 30, 2008 compared with net income of $5.4 million, or $0.14 diluted earnings per share, for the three months ended September 30, 2007. Net loss for the three months ended September 30, 2008 includes our 40 percent share of Petrodelta’s net earnings of $5.4 million for the same period. Petrodelta was formed in October 2007, and we recorded our share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007 consolidated statements of operations. The three months ended March 31, 2008 was the first period that we reported the earnings of Petrodelta on a current basis.

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
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
     We reported a net loss of $4.7 million, or $0.14 diluted earnings per share, for the nine months ended September 30, 2008 compared with a net loss of $8.0 million, or $0.22 diluted loss per share, for the nine months ended September 30, 2007. Net loss for the nine months ended September 30, 2008 includes our 40 percent share of Petrodelta’s net earnings of $23.7 million. Petrodelta was formed in October 2007, and we recorded our share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007 consolidated statement of operations.

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
Item 4. Controls and Procedures (Restated)
     Evaluation of Disclosure Controls and Procedures. In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 4, 2008, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. In connection with the restatement as discussed in Note 1 to the unaudited consolidated financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e), as amended, (the “Exchange Act”) as of September 30, 2008. Based on that evaluation and in light of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
     The Company identified the following material weakness in internal control over financial reporting as of September 30, 2008. Effective controls did not exist to ensure that the deferred tax adjustments to reconcile net income reported by Petrodelta under IFRS to that required by GAAP were completely and accurately identified and that the necessary adjustments were appropriately analyzed and recorded on a timely basis. This control deficiency resulted in the misstatement of our net income from unconsolidated equity affiliates and minority interest in consolidated subsidiary companies on our consolidated statement of operations, investment in equity affiliate and minority interest on our consolidated balance sheet and related financial disclosures, and the restatements of the Company’s consolidated financial statements as of and for the quarter ended September 30, 2008. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
     Management’s Remediation Efforts. During the quarter ended September 30, 2008, management has enhanced the controls over its equity investment to ensure that the adequate information regarding Petrodelta’s tax temporary differences is obtained and that a comprehensive analysis of such information is performed. Specifically, management has requested further information related to the nature of each tax temporary difference which enables management to determine the impact on the deferred tax adjustment to reconcile net income reported by Petrodelta under IFRS to that required under GAAP. The enhanced controls have enabled management to ensure that the deferred tax adjustment to reconcile net income reported by Petrodelta under IFRS to that required under GAAP is completely and accurately reconciled and identified.

     Subsequent to September 30, 2008, management further enhanced the controls necessary to ensure that all necessary adjustments are appropriately analyzed and recorded on a timely basis. However, the material weakness will not be considered remediated until the enhancements are in place and operating effectively for a sufficient period of time.
     Changes in Internal Control over Financial Reporting. As described above under Management’s Remediation Efforts, there have been changes in our internal control over financial reporting during our most recent quarter ended September 30, 2008, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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