Form 10-Q
period 2009-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2009-05-08
CIK 845289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009 or

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
At May 1, 2009, 32,992,525 shares of the Registrant’s Common Stock were outstanding.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,409	$97,165
Restricted cash	1,000	—
Accounts and notes receivable, net	11,408	11,570
Advances to equity affiliate	3,912	3,732
Prepaid expenses and other	1,055	3,964

TOTAL CURRENT ASSETS	95,784	116,431

RESTRICTED CASH	735	—
OTHER ASSETS	4,927	3,316
INVESTMENT IN EQUITY AFFILIATES	223,392	218,982
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	31,362	22,328
Other administrative property	2,365	2,368

	33,727	24,696
Accumulated depreciation and amortization	(1,025)	(1,159)

	32,702	23,537

	$357,540	$362,266

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$1,927	$1,662
Advance from equity affiliate	20,750	20,750
Accrued expenses	9,125	12,241
Accrued interest	4,691	4,691
Income taxes payable	958	77

TOTAL CURRENT LIABILITIES	37,451	39,421

COMMITMENTS AND CONTINGENCIES	—	—

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at March 31, 2009 and December 31, 2008, respectively; issued 39,190 shares and 39,128 shares at March 31, 2009 and December 31, 2008, respectively	392	391
Additional paid-in capital	210,090	208,868
Retained earnings	124,575	129,351
Treasury stock, at cost, 6,446 shares and 6,444 shares at March 31, 2009 and December 31, 2008, respectively	(65,374)	(65,368)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	269,683	273,242
NONCONTROLLING INTEREST	50,406	49,603

TOTAL EQUITY	320,089	322,845

	$357,540	$362,266

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
EXPENSES
Depreciation	$69	$45
Exploration expense	972	1,349
General and administrative	6,467	6,212
Taxes other than on income	317	263

	7,825	7,869

LOSS FROM OPERATIONS	(7,825)	(7,869)

OTHER NON-OPERATING INCOME (EXPENSE)
Gain on financing transactions	—	1,330
Investment earnings and other	331	1,131
Interest expense	—	(459)

	331	2,002

LOSS FROM CONSOLIDATED COMPANIES BEFORE INCOME TAXES	(7,494)	(5,867)
INCOME TAX EXPENSE	889	64

LOSS FROM CONSOLIDATED COMPANIES	(8,383)	(5,931)
NET INCOME FROM UNCONSOLIDATED EQUITY AFFILIATES	4,410	8,809

NET INCOME (LOSS)	(3,973)	2,878
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	803	1,673

NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST	$(4,776)	$1,205

NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST PER COMMON SHARE:
Basic	$(0.15)	$0.03

Diluted	$(0.15)	$0.03

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,973)	$2,878
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	69	45
Gain on financing transaction	—	(1,330)
Net income from unconsolidated equity affiliates	(4,410)	(8,809)
Non-cash compensation related charges	1,154	998
Changes in Operating Assets and Liabilities:
Accounts and notes receivable	162	(32)
Advances to equity affiliate	(180)	12,633
Prepaid expenses and other	104	(52)
Accounts payable	265	(2,605)
Accounts payable, related party	—	125
Accrued expenses	(2,779)	(3,714)
Accrued interest	—	459
Income taxes payable	881	(275)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,707)	321

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(7,067)	(3,284)
Increase in restricted cash	(1,735)	(72)
Investment costs	(531)	(363)

NET CASH USED IN INVESTING ACTIVITIES	(9,333)	(3,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	69	335
Purchase of treasury stock	—	(8)
Financing costs	(785)	—
Dividends paid to noncontrolling interest	—	(358)

NET CASH USED IN FINANCING ACTIVITIES	(716)	(31)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,756)	(3,429)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,165	120,841

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,409	$117,412

Supplemental Schedule of Noncash Investing and Financing Activities:
     During the three months ended March 31, 2009, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 2,117 shares being added to treasury stock at cost. During the three months ended March 31, 2008, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 5,176 shares being added to treasury stock at cost.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008 (unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Interim Reporting
     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.
Organization
     Harvest Natural Resources, Inc. (“Harvest”) is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1989, when it was incorporated under Delaware law. We have significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) through our ownership in Petrodelta, S.A. (“Petrodelta”). HNR Finance B.V. (“HNR Finance”) has a 40 percent ownership interest in Petrodelta. As we indirectly own 80 percent of HNR Finance, we indirectly own a net 32 percent interest in Petrodelta, and our partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), indirectly owns the remaining eight percent equity interest. Corporación Venezolana del Petroleo S.A. (“CVP”) owns the remaining 60 percent of Petrodelta. Petrodelta is governed by its own charter and bylaws. In March 2008, we executed an Area of Mutual Intent (“AMI”) agreement with a private third party for an area of the Gulf Coast Region of the United States and entered into a Joint Exploration and Development Agreement (“JEDA”) in the Antelope project in the Western United States. We also have exploration acreage offshore of the People’s Republic of China (“China”), offshore of the Republic of Gabon (“Gabon”), mainly onshore West Sulawesi in the Republic of Indonesia (“Indonesia”), and as of April 2009, in the Sultanate of Oman (“Oman”). See Note 6 — United States Operations, Note 7 — Indonesia, Note 8 — Gabon and Note 12 — Subsequent Events.
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
     We own a 49 percent minority equity investment in Fusion Geophysical, LLC (“Fusion”) and a 40 percent minority equity investment in Petrodelta through our 80 percent owned subsidiary HNR Finance. No dividends were declared or paid by Fusion in the three months ended March 31, 2009. On April 23, 2009, Petrodelta’s board of directors declared a dividend of $51.9 million, $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest). HNR Finance has already received the cash related to this dividend in the form of the advance dividend received in October 2008. The advance dividend will be reclassified from Advance from equity affiliate to reduce our Investment in equity affiliates in April 2009.
Fair Value Measurements
     We adopted Financial Accounting Standard (“FAS”) No. 157 — Fair Value Measurements (“FAS 157”) for financial assets as of January 1, 2008. We adopted FAS 157 for non-financial assets and liabilities as of January 1, 2009. FAS 157 provides guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. FAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. The adoption of FAS 157 had no impact on our consolidated financial position, results of operations or cash flows.
Restricted Cash
     Restricted cash represents cash held in a U.S. bank used as collateral for two standby letters of credit issued in support of bank guarantees required as part of a project bidding process. The restricted cash is classified as current or non-current based on the terms of the bid process.
Property and Equipment
     Our accounting method for oil and gas exploration and development activities is the successful efforts method. During the three months ended March 31, 2009, we incurred $0.5 million of exploration costs related to the processing and reprocessing of seismic data for our foreign operations, $0.5 million related to other general business development activities and reclassified $2.8 million of lease bonus associated with our Antelope project from prepaid expenses and other to oil and gas properties. See Note 6 — United States Operations.
Noncontrolling Interests
     We adopted FAS 160 — Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 (“FAS 160”) as of January 1, 2009. FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. The adoption of FAS 160 impacted the presentation of our consolidated financial position, results of operations and cash flows.
Earnings Per Share
     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 32.9 million and 35.0 million for the three months ended March 31, 2009 and 2008, respectively. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 32.9 million and 36.6 million for the three months ended March 31, 2009 and 2008, respectively.
     An aggregate of 3.3 million and 0.8 million options were excluded from the earnings per share calculations because their exercise price exceeded the average stock price for the three months ended March 31, 2009 and 2008, respectively.
     Stock options of 25,000 were exercised in the three months ended March 31, 2009 resulting in cash proceeds of $0.1 million. Stock options of 39,000 were exercised in the three months ended March 31, 2008 resulting in cash proceeds of $0.3 million.

Reclassifications
     Certain items in 2008 have been reclassified to conform to the 2009 financial statement presentation.
Note 2 — Commitments and Contingencies
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
     In June 2007, the SENIAT issued an assessment for taxes in the amount of $0.4 million for Harvest Vinccler’s failure to withhold VAT from vendors during 2005. Also, the SENIAT imposed penalties and interest in the amount of $1.3 million for Harvest Vinccler’s failure to withhold VAT. In July 2008, the SENIAT adjusted the assessment for penalties and interest to the change in tax units as mandated by the Venezuelan tax code and issued a new assessment for $2.3 million. The change in assessment resulted in an additional $1.0 million expense recorded in the year ended December 31, 2008. A tax court has ruled against the SENIAT stating that penalties and interest cannot be calculated on tax units. The case is currently pending a decision in the Venezuelan Supreme Court. The SENIAT has recognized a payment made by Harvest Vinccler in 2006 for the underwithheld VAT and has partially confirmed that some of the affected vendors have remitted the underwithheld VAT. Harvest Vinccler has received credit, less penalties and interest, from the SENIAT for the VAT remitted by the vendors. Harvest Vinccler has filed claims against the SENIAT for the portion of VAT not recognized by the SENIAT and believes it has a substantial basis for its position. In August 2008, Harvest Vinccler filed an appeal in the tax courts and presented a proposed settlement with the SENIAT. In October 2008, after consideration of our proposed settlement, the SENIAT offered a counter-proposal which Harvest Vinccler has tentatively accepted. In January 2009, the case was suspended while the tax court notified the Venezuelan General Attorney’s Office of our intention to settle the case. The Venezuelan Tax Code establishes that once the taxpayer files a request to settle a case, the tax court will admit the request and suspend the filing for 60 consecutive court working days following the notification of the General Attorney’s Office. The 60 consecutive court working days are for the taxpayer and General Attorney’s Office to agree on the terms of settlement to be proposed to the tax court. In Harvest Vinccler’s case, the wording of the settlement is in the advanced stages and the amounts are already agreed upon. Comments were received from the General Attorney’s Office on April 24, 2009. We are waiting for final confirmation from the SENIAT. As of April 30, 2009, the Court case is still suspended.
     We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.
Note 3 — Taxes Other Than on Income
     The components of taxes other than on income were:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Franchise Taxes	$42	$41
Payroll and Other Taxes	275	222

	$317	$263

Note 4 — Operating Segments
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

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Operating Segment Income (Loss)
Venezuela	$4,716	$8,111
Indonesia	165	(22)
United States and other	(9,657)	(6,884)

Net income (loss)	$(4,776)	$1,205

	March 31,	December 31,
	2009	2008
	(in thousands)
Operating Segment Assets
Venezuela	$236,355	$231,755
Indonesia	3,084	1,556
United States and other	143,006	152,184

	382,445	385,495
Intersegment eliminations	(24,905)	(23,229)

	$357,540	$362,266

Note 5 — Investment in Equity Affiliates
Petrodelta
     HNR Finance owns a 40 percent interest in Petrodelta. On April 23, 2009, Petrodelta’s board of directors declared a dividend of $51.9 million, $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest). HNR Finance has already received the cash related to this dividend in the form of the advance dividend received in October 2008. The advance dividend will be reclassified from Advance from equity affiliate to reduce our Investment in equity affiliates in April 2009.
     In 2005, Venezuela modified the Science and Technology Law (referred to as “LOCTI” in Venezuela) to require companies doing business in Venezuela to invest, contribute, or spend a percentage of their gross revenue on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. LOCTI requires major corporations engaged in activities covered by the Hydrocarbon and Gaseous Hydrocarbon Law (“OHL”) to contribute two percent of their gross revenue generated in Venezuela from activities specified in the OHL. The contribution is based on the previous year’s gross revenue and is due the following year. LOCTI requires that each company file a separate declaration stating how much has been contributed; however, waivers have been granted in the past to allow PDVSA to file a declaration on a consolidated basis covering all of its and its consolidating entities liabilities. PDVSA was granted a waiver to file its 2008 declaration on a consolidated basis, and based on this waiver, Petrodelta reversed $12.4 million, $6.2 million net of tax ($2.0 million net to our 32 percent interest) for contributions to LOCTI in the fourth quarter 2008. The waiver to file the declaration on a consolidated basis has to be requested each year and granted each year. Petrodelta has accrued $2.4 million, $1.2 million net of tax ($0.4 million net to our 32 percent interest) for the three months ended March 31, 2009 for the LOCTI contributions as required by the OHL. This accrual will be reassessed when notification is received regarding a 2009 waiver.
     Petrodelta’s financial information is prepared in accordance with International Financial Reporting Standards (“IFRS”) which we have adjusted to conform to GAAP. All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information has been presented below at March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 (in thousands, except per unit information):

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Barrels of oil sold	1,725	1,209
Thousand cubic feet of gas sold	1,414	3,172
Total barrels of oil equivalent	1,961	1,738

Average price per barrel	$40.60	$79.02
Average price per thousand cubic feet	$1.54	$1.54

Revenues:
Oil sales	$70,029	$95,535
Gas sales	2,183	4,885
Royalty	(24,787)	(33,959)

	47,425	66,461

Expenses:
Operating expenses	11,716	14,343
Depletion, depreciation and amortization	7,688	4,298
General and administrative	2,225	1,678
Taxes other than on income	3,071	3,486

	24,700	23,805

Income from operations	22,725	42,656

Investment Earnings and Other	2	53

Income before Income Tax	22,727	42,709

Current income tax expense	9,786	21,496
Deferred income tax benefit	(4,083)	(6,683)

Net Income	17,024	27,896
Adjustment to reconcile to reported Net Income from Unconsolidated Equity Affiliate:
Deferred income tax benefit	5,001	3,556

Net Income Equity Affiliate	12,023	24,340
Equity interest in unconsolidated equity affiliate	40%	40%

Income before amortization of excess basis in equity affiliate	4,809	9,736
Amortization of excess basis in equity affiliate	(311)	(275)
Conform depletion expense to GAAP	703	(666)

Net income from unconsolidated equity affiliate	$5,201	$8,795

	March 31,	December 31,
	2009	2008

Current assets	$341,397	$311,017
Property and equipment	233,794	211,760
Other assets	101,563	97,323
Current liabilities	299,407	260,234
Other liabilities	19,631	19,174
Net equity	357,716	340,692
Fusion Geophysical, LLC (“Fusion”)
     Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering. The purchase of Fusion extends our technical ability and global reach to support a more organic growth and exploration strategy. Our minority equity investment in Fusion is accounted for using the equity method of accounting. Operating revenue and total assets represent 100 percent of Fusion. No dividends were declared or paid during the three months ended March 31, 2009 and 2008, respectively. Summarized financial information for Fusion follows (in thousands, except per unit information):

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Operating Revenues	$3,179	$2,692

Net Income (Loss)	$(1,065)	$395
Equity interest in unconsolidated equity affiliate	49%	45%

Net income (loss) from unconsolidated equity affiliate	(522)	178
Amortization of fair value of intangibles	(269)	(164)

Net income (loss) from unconsolidated equity affiliate	$(791)	$14

	March 31,	December 31,
	2009	2008

Current assets	$5,780	$7,864
Total assets	28,984	30,633
Current liabilities	7,520	7,294
Total liabilities	8,232	8,281
     Approximately 35.7 percent and 14 percent of Fusion’s revenue for the three months ended March 31, 2009 and 2008, respectively, was earned from Harvest or equity affiliates.
Note 6 — United States Operations
     During 2008, we initiated a domestic exploration program in two different basins. We are the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced management and technical personnel and with the acquisition of our minority equity investment in Fusion.
Gulf Coast — West Bay
     In March 2008, we executed an AMI agreement with a private third party for an area in the upper Gulf Coast Region of the United States. We are the operator and have an initial working interest of 55 percent in the AMI. The AMI covers the coastal areas from Nueces County, Texas to Cameron Parish, Louisiana, including state waters. The private third party contributed two prospects, including the leases and proprietary 3-D seismic data sets, and numerous leads generated over the last three decades of regional geological focus. We will fund the first $20 million of new lease acquisitions, geological and geophysical studies, seismic reprocessing and drilling costs. The parties focused on two initial prospects for evaluation. The other party is obligated to evaluate and present additional opportunities at their sole cost. As each prospect is accepted it will be covered by the AMI. Although several additional potential prospects have been screened and evaluated within the AMI since its inception, we have not pursued leasing or drilling on any new projects within the AMI as of March 31, 2009. At March 31, 2009, we have met $17.9 million of the total $20 million funding obligation under the terms of the AMI. After the $20 million funding obligation is met, all subsequent costs will be shared by the parties in proportion to their working interests as defined in the AMI agreement.
     On December 8, 2008, we submitted an Application to Install Structures to Drill and Produce Oil and Gas with the U.S. Army Corps of Engineers — Galveston District (“Corps of Engineers”). On April 7, 2009, the Corps of Engineers completed internal review of the permit application and posted the application for public review and comment. The public comment period expired on May 6, 2009. Interpretation of 3-D seismic data was also ongoing during the first quarter of 2009. Dependent on the results of the 3-D seismic interpretation, drilling is expected to commence upon receipt of the requisite permit from the Corps of Engineers, which we expect to obtain in late 2009 or early 2010. For the three months ended March 31, 2009, we incurred $0.4 million for lease acquisition, seismic interpretation, surveying, preliminary engineering and permitting.

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
     The Antelope project is targeted to explore for and develop oil and natural gas from multiple reservoir horizons in the Uintah Basin of northeastern Utah in Duchesne and Uintah Counties. Leads and/or prospects have been identified in three prospective reservoir horizons in preparation for anticipated drilling of one or more prospects in 2009. During the first quarter of 2009, operational activities primarily focused on continuing leasing activities, concentrating primarily on Allottee leases administered by the Bureau of Indian Affairs. Other operational activities included surveying, preliminary engineering, and permitting preparations for a deep natural gas test well that is expected to spud late in the second quarter 2009. During the three months ended March 31, 2009, we incurred $8.3 million for lease acquisition, seismic program planning, surveying, permitting and site preparation.
     In December 2008, we filed Applications for Permits to Drill eight shallow oil wells with the State of Utah Department of Natural Resources Division of Oil, Gas and Mining (“DOGM”). On April 22, 2009, the Board of DOGM approved our proposal establishing 40 acre spacing for the eight shallow oil wells. We expect to receive Permits to Drill the eight shallow oil wells in the near future. The Board of DOGM is scheduled to hear our request for Force Pooling of the non-consenting interests in the eight proposed shallow oil wells at a hearing on May 27, 2009. The cost of the eight shallow oil wells will be borne 50 percent by us and 50 percent by the other party participating in the project. We expect to commence drilling of the eight shallow oil wells in the next 12 months.
Note 7 — Indonesia
     In 2008, we acquired a 47 percent interest in the Budong-Budong Production Sharing Contract (“Budong PSC”) by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells. This commitment is capped at $17.2 million. The commitment is comprised of $6.5 million for the acquisition of seismic and $10.7 million for the drilling of the first exploratory well. After the commitment of each component is met, all subsequent costs will be shared by the parties in proportion to their ownership interests. Through March 31, 2009, we have incurred $6.5 million of the carry obligation for the 2-D seismic acquisition. Prior to drilling the first exploration well, subject to the estimated cost of that well, our partner will have a one-time option to increase the level of the carried interest to $20.0 million, and as compensation for the increase, we will increase our participation to a maximum of 54.65 percent. This equates to a total carried cost for the farm-in of $9.1 million. Our partner will be the operator through the exploration phase as required by the terms of the Budong PSC. We will have control of major decisions and financing for the project with an option to become operator if approved by BP Migas, Indonesia’s oil and gas regulatory authority, in the subsequent development and production phase.
     The Budong PSC includes a ten-year exploration period and a 20-year development phase. During the initial three-year exploration phase, which began January 2007, we plan to acquire, process and interpret 2-D seismic and drill two exploration wells. The acquisition program of 650 kilometers of 2-D seismic was completed in 2008. Activities during the three months ended March 31, 2009 include processing and interpretation of the 2-D seismic and well planning. It is expected that the first of two exploration wells will spud in the second half of 2009. During the three months ended March 31, 2009, we incurred $0.6 million for seismic processing.

Note 8 — Gabon
     In 2008, we completed the purchase of a 66.667 percent interest in the production sharing contract related to the Dussafu Marin Permit offshore Gabon in West Africa (“Dussafu PSC”). We are the operator of the Dussafu PSC. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC contains 680,000 acres with water depths up to 1,000 feet. The Dussafu PSC has two small oil discoveries in the Gamba and Dentale reservoirs and a small natural gas discovery. Production and infrastructure exists in the blocks contiguous to the Dussafu PSC.
     The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources (“Republic of Gabon”), entered into the second exploration phase of the Dussafu PSC with an effective date of May 28, 2007. The second exploration phase comprises a three-year work commitment which includes the acquisition and processing of 500 kilometers of 2-D seismic, geology and geophysical interpretation, engineering studies and the drilling of a conditional well. In October 2008, the acquisition of 650 kilometers of 2-D seismic was completed and is now being processed to define the syn-rift potential similar to the Lucina and M’Baya fields. In addition, we are reprocessing 1,076 square kilometers of existing 3-D seismic to define the sub-salt structure to unlock the potential of the Gamba play that is producing in the Etame field to the north. We expect the seismic to mature the prospect inventory to make a decision in 2009 for a well in 2010. During the three months ended March 31, 2009, we incurred $0.2 million for seismic processing and reprocessing.
Note 9 — China Operations
     In March 2009, China National Offshore Oil Corporation (“CNOOC”) granted us an extension of Phase One of the Exploration Period for the WAB-21 contract area to May 2011. The WAB-21 petroleum contract lies within an area which is the subject of a border dispute between the People’s Republic of China (“China”) and Socialist Republic of Vietnam (“Vietnam”). Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist.
Note 10 — Subsequent Event
     On April 9, 2009, we entered into a service agreement with Fusion whereby we prepaid $1.5 million for certain services to be performed in connection with certain projects as defined in the service agreement. The services are to be performed in accordance with the existing consulting agreement. Upon written notice to Fusion, the projects and types of services can be amended. The unapplied portion of the prepayment advance bears interest at an annual rate of 12 percent which will be added to the prepayment advance balance and used to offset future service invoices from Fusion.
     On April 11, 2009, we signed an Exploration and Production Sharing Agreement (“EPSA”) with Oman for the Al Ghubar / Qarn Alam license block. We will have a 100 percent working interest in the EPSA during the exploration phase. Oman Oil Company will have the option to back-in to up to a 20 percent interest in the block after the discovery of gas. We expect to spend $4.8 million in 2009 for signature bonus, processing and interpretation of existing 3-D seismic and drilling preparations. We have an obligation to drill two wells over a three year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, forecast”, “anticipate”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for undeveloped reserves, drilling risks, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the exploration, operation and development of oil and natural gas properties, risks incumbent to being a minority shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, the Company’s ability to acquire oil and natural gas properties that meet its objectives, availability and cost of drilling rigs, seismic crews, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2008, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.
Executive Summary
     Harvest Natural Resources, Inc. is a petroleum exploration and production company of international scope since 1989, when it was incorporated under Delaware law. Our focus is on acquiring exploration, development and producing properties in geological basins with proven active hydrocarbon systems. Our experienced technical, business development and operating staffs have identified low entry cost exploration opportunities in areas with large hydrocarbon resource potential. We operate from our Houston, Texas headquarters. We also have an expanded regional/technical office in the United Kingdom, an eastern hemisphere regional office in Singapore, and small field offices in Jakarta, Indonesia and Roosevelt, Utah to support field operations in the area. We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) originally through our subsidiary Harvest Vinccler, S.C.A. (“Harvest Vinccler”) and subsequently through our 40 percent equity affiliate, Petrodelta, S. A. (“Petrodelta”) which operates a portfolio of properties in eastern Venezuela including large proven oil fields as well as properties with very substantial opportunities for both development and exploration. We have seconded key technical and managerial personnel into Petrodelta and participate on Petrodelta’s board of directors. Geophysical, geosciences, and reservoir engineering support services are available to our in-house experts through our minority equity investment in Fusion Geophysical, LLC (“Fusion”). Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering headquartered in the Houston area and working around the world. Through the pursuit of technically-based strategies guided by conservative investment philosophies, we are building a portfolio of exploration prospects to complement the low-risk production, development, and exploration prospects we hold in Venezuela. Currently, we hold interests in Venezuela, the Gulf Coast Region of the United States through an Area of Mutual Intent (“AMI”) agreement with a private third party, the Antelope project in the Western United States through a Joint Exploration and Development Agreement (“JEDA”), and exploration acreage offshore of the People’s Republic of China (“China”), offshore of the Republic of Gabon (“Gabon”), mainly onshore West Sulawesi in the Republic of Indonesia (“Indonesia”) and, as of April 2009, in the Sultanate of Oman (“Oman”).
Venezuela
     During the three months ended March 31, 2009, Petrodelta drilled and completed six successful development wells, produced approximately 1.7 million barrels of oil and sold 1.4 billion cubic feet (“BCF”) of natural gas. Petrodelta has been advised by the Venezuelan government that the 2009 production target is approximately 16,000 barrels of oil per day following the December 17, 2008 OPEC meeting establishing new production quotas. However, Petrodelta has been allowed to produce at capacity to help fulfill other companies’ production shortfalls, thus averaging 19,200 barrels of oil per day during the three months ended March 31, 2009.
     Petrodelta shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. The management and board of directors of Petrodelta have taken actions to reduce both operating and capital expenditures. On April 23, 2009, Petrodelta’s board of directors endorsed a 2009 budget for Petrodelta’s Business Plan. The proposed 2009 budget has been submitted to Petrodelta’s shareholders for approval. For 2009, the drilling program includes utilizing two rigs to drill development and appraisal wells for both maintaining production capacity and appraising the substantial resource bases in the presently non-producing Isleño and El Salto fields. Petrodelta began the appraisal and testing of its large portfolio of undeveloped resources in the second quarter of 2009. Currently, Petrodelta has one drilling rig operating the Temblador field. A second rig, which was drilling in the Uracoa field during the first quarter of 2009, was moved to the El Salto field and began the appraisal drilling of that field on April 30, 2009.
     On April 23, 2009, Petrodelta’s board of directors declared a dividend of $51.9 million, $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest). HNR Finance has already received the cash related to this dividend in the form of the advance dividend received in October 2008.
     In 2005, Venezuela modified the Science and Technology Law (referred to as “LOCTI” in Venezuela) to require companies doing business in Venezuela to invest, contribute, or spend a percentage of their gross revenue on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. LOCTI requires major corporations engaged in activities covered by the Hydrocarbon and Gaseous Hydrocarbon Law (“OHL”) to contribute two percent of their gross revenue generated in Venezuela from activities specified in the OHL. The contribution is based on the previous year’s gross revenue and is due the following year. LOCTI requires that each company file a separate declaration stating how much has been contributed; however, waivers have been granted in the past to allow PDVSA to file a declaration on a consolidated basis covering all of its and its consolidating entities liabilities. PDVSA was granted a waiver to file its 2008 declaration on a consolidated basis, and based on this waiver, Petrodelta reversed $12.4 million, $6.2 million net of tax ($2.0 million net to our 32 percent interest) for contributions to LOCTI in the fourth quarter 2008. The waiver to file the declaration on a consolidated basis has to be requested each year and granted each year. Petrodelta has accrued $2.4 million, $1.2 million net of tax ($0.4 million net to our 32 percent interest) for the three months ended March 31, 2009 for the LOCTI contributions as required by the OHL. This accrual will be reassessed when notification is received regarding a 2009 waiver.
     Certain operating statistics for the three months ended March 31, 2009 and 2008 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Oil production (million barrels)	1.7	1.2
Natural gas production (billion cubic feet)	1.4	3.2
Barrels of oil equivalent	2.0	1.7
Cash operating costs ($millions)	11.7	14.3
Capital expenditures ($millions)	29.7	13.2
     Crude oil delivered from the Petrodelta fields to PDVSA is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Market prices for crude oil of the type produced in the fields operated by Petrodelta averaged approximately $40.60 and $79.02 a barrel for the three months ended March 31, 2009 and 2008, respectively. The price for natural gas is $1.54 per thousand cubic feet.

United States
Gulf Coast — West Bay
     During the three months ended March 31, 2009, operational activities in the West Bay prospect, one of the two initial prospects of the AMI, included the interpretation of 3-D seismic, site surveying, and preparation of engineering documents. On December 8, 2008, we submitted an Application to Install Structures to Drill and Produce Oil and Gas with the U.S. Army Corps of Engineers — Galveston District (“Corp of Engineers”). On April 7, 2009, the Corps of Engineers completed internal review of the permit application and posted the application for public review and comment. The public comment period expired on May 6, 2009. Dependent of the results of the 3-D seismic interpretation, drilling is expected to commence upon receipt of the requisite permit from the Corps of Engineers, which we expect to obtain in late 2009 or early 2010. For the three months ended March 31, 2009, we incurred $0.4 million for land acquisition, seismic interpretation, surveying, preliminary engineering and permitting. The expected remaining 2009 budget for this project is $0.1 million, exclusive of the cost of drilling the well.
Western United States — Antelope
     During the three months ended March 31, 2009, operational activities in the Antelope prospect primarily focused on continuing leasing activities, concentrating primarily on Allottee leases administered by the Bureau of Indian Affairs. Other operational activities included surveying, preliminary engineering, and permitting preparations for a deep natural gas test well that is expected to spud either late in the second quarter or early in the third quarter of 2009. On February 10, 2009, we filed a Request for Agency Action with the Board of the State of Utah Department of Natural Resources Division of Oil, Gas, and Mining (“DOGM”) requesting establishment of 640 acre spacing of the lands associated with the deep natural gas test well. Also on February 10, 2009, we filed a Request for Agency Action with the Board of DOGM requesting Force Pooling of the non-consenting interests in the proposed deep test well. The Board of DOGM is scheduled to hear these two requests on May 27, 2009. Although we do not expect the two requests to be dismissed, we are unable to predict an outcome at this time. On April 21, 2009, we filed an Application for Permit to Drill the deep natural gas test well with DOGM. We anticipate approval of the Permit to Drill in late second quarter 2009. During the three months ended March 31, 2009, we incurred $8.3 million for lease acquisition, seismic program planning, surveying, permitting and site preparation. The expected remaining 2009 budget for this project is $10.0 million.
     In December 2008, we filed Applications for Permits to Drill eight shallow oil wells with DOGM. On April 22, 2009, the Board of DOGM approved our proposal establishing 40 acre spacing for the eight shallow oil wells. We expect to receive Permits to Drill the eight shallow oil wells in the near future. The Board of DOGM is scheduled to hear our request for Force Pooling of the non-consenting interests in the eight proposed shallow oil wells at a hearing on May 27, 2009. The cost of the eight shallow oil wells will be borne 50 percent by us and 50 percent by the other party participating in the project. We expect to commence drilling of the eight shallow oil wells in the next 12 months.
Budong-Budong Project, Indonesia (“Budong PSC”)
     The acquisition program of 650 kilometers of 2-D seismic was completed in 2008. Current activities include the continued processing and interpretation of the 2-D seismic and well planning. It is expected that the first of two exploration wells will spud in the second half of 2009. In accordance with the farm-in agreement, we expect to fund 100 percent of the well expenditures to earn our 47 percent working interest up to a cap of $10.7 million; thereafter, we will pay in proportion to our working interest. During the three months ended March 31, 2009, we incurred $0.6 million for the 2-D seismic processing and interpretation. The projected 2009 project expenditures (net to us including our funding commitment) for the exploratory well drilling are $8.1 million.

Dussafu Project — Gabon (“Dussafu PSC”)
     The acquisition of 650 kilometers of 2-D seismic was completed in 2008. Current activities include the continued processing of the 2-D seismic to define the syn-rift potential similar to the Lucina and M’Bya fields and reprocessing of 1,076 square kilometers of existing 3-D seismic to define the sub-salt structure to unlock the potential of the Gamba play that is producing in the Etame field to the north. We expect the seismic to mature the prospect inventory to make a decision in 2009 for a well in 2010. During the three months ended March 31, 2009, we incurred $0.2 million for seismic processing and reprocessing. The projected 2009 project expenditures (net to our working interest) for exploration activities are $2.0 million. This includes $1.8 million of well planning and long-lead well items if the decision is made to drill a well.
Oman
     On April 11, 2009, we signed an Exploration and Production Sharing Agreement (“EPSA”) with the Sultanate of Oman (“Oman”) for the Al Ghubar / Qarn Alam license block. We will have a 100 percent working interest in the EPSA during the exploration phase. Oman Oil Company will have the option to back-in to up to a 20 percent interest in the block after the discovery of gas.
     The Al Ghubar / Qarn Alam license is a newly-created block designated for exploration and production of non-associated gas and condensate which the Oman Ministry of Oil and Gas has carved out of the Block 6 Concession operated by Petroleum Development of Oman (“PDO”). PDO will continue to produce oil from several fields within the block area. The 3,867 square kilometer (955,600 acres) block is located in the gas and condensate rich Ghaba Salt Basin in close proximity to the Barik, Saih Rawl and Saih Nihayda gas and condensate fields. We expect to spend $4.8 million in 2009 for signature bonus, processing and interpretation of existing 3-D seismic and drilling preparations. We have an obligation to drill two wells over a three year period.
Other Exploration Projects
     Relating to other projects, we incurred $0.6 million during the three months ended March 31, 2009. We have budgeted to spend $1.6 million in leasehold acquisition costs, $4.5 million in seismic acquisition and processing costs and $2.8 million on other project related costs in 2009.
     Either one of the two exploratory wells to be drilled in 2009 on the Antelope project and the Budong PSC can have a significant impact on our ability to obtain financing, record reserves and generate cash flow in 2010 and beyond.
Capital Resources and Liquidity
     Working Capital. Our capital resources and liquidity are affected by the ability of Petrodelta to pay dividends. On April 23, 2009, Petrodelta’s board of directors declared a dividend of $51.9 million, $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest). HNR Finance has already received the cash related to this dividend in the form of the advance dividend received in October 2008. We expect to receive future dividends from Petrodelta; however, we expect the amount of any future dividends to be much lower over the next several years as Petrodelta reinvests most of its earnings into the company in support of its drilling and appraisal activities. In addition to reinvesting earnings into the company in support of its drilling and appraisal activities, the recent decline in the price per barrel affects Petrodelta’s ability to pay dividends. Until oil prices increase, all available cash will be used to meet current operating requirements and will not be available for dividends. See Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 for a complete description of the situation in Venezuela and other matters.
     The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Net cash provided by (used in) operating activities	$(8,707)	$321
Net cash used in investing activities	(9,333)	(3,719)
Net cash used in financing activities	(716)	(31)

Net decrease in cash	$(18,756)	$(3,429)

     At March 31, 2009, we had current assets of $95.8 million and current liabilities of $37.5 million, resulting in working capital of $58.3 million and a current ratio of 2.6:1. This compares with a working capital of $77.0 million and a current ratio of 3.0:1 at December 31, 2008. The decrease in working capital of $18.7 million was primarily due to an increase in capital expenditures, exploration costs and income taxes payable and a reduction in accrued expenses.
     Cash Flow from Operating Activities. During the three months ended March 31, 2009, net cash used in operating activities was approximately $8.7 million. During the three months ended March 31, 2008, net cash provided by operating activities was approximately $0.3 million. The $9.0 million decrease was primarily due to repayments of advances to equity affiliate received by HNR Finance in the first quarter of 2008.
     Cash Flow from Investing Activities. During the three months ended March 31, 2009, we had cash capital expenditures of approximately $7.1 million. Of the 2009 expenditures, $4.8 million was attributable to activity on the Antelope project and $2.3 million was attributable to other projects. During the three months ended March 31, 2008, we had cash capital expenditures of approximately $3.3 million. Of the 2008 expenditures, $0.3 million was attributable to activity on the West Bay prospect and $3.0 million was attributable to the Antelope project.
     During the three months ended March 31, 2009, we deposited with a U.S. bank $1.7 million as collateral for two standby letters of credit issued in support of bank guarantees required as part of a project bidding process. During the three months ended March 31, 2009 and 2008, we incurred $0.5 million and $0.4 million, respectively, of investigatory costs related to various international and domestic exploration studies.
     With the conversion to Petrodelta, Petrodelta’s capital commitments will be determined by their business plan. Petrodelta’s capital commitments will be funded by internally generated cash flow. Our budgeted capital expenditures will be funded through our existing cash balances and future Petrodelta dividends.
     Cash Flow from Financing Activities. During the three months ended March 31, 2009, we incurred $0.8 million in legal fees associated with prospective financing. During the three months ended March 31, 2008, we paid a dividend of $0.4 million to the noncontrolling interest in Harvest-Vinccler Dutch Holding, B.V. and redeemed the noncontrolling interest in our Barbados affiliate.
Results of Operations
     You should read the following discussion of the results of operations for the three months ended March 31, 2009 and 2008 and the financial condition as of March 31, 2009 and December 31, 2008 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
     We reported a net loss attributable to Harvest of $4.8 million, or $0.15 diluted earnings per share, for the three months ended March 31, 2009 compared with net income of $1.2 million, or $0.03 diluted earnings per share, for the three months ended March 31, 2008.

Total expenses and other non-operating (income) expense (in millions):

	Three Months Ended
	March 31,		Increase
	2009	2008	(Decrease)
Exploration expense	$1.0	$1.3	$(0.3)
General and administrative	6.5	6.2	0.3
Taxes other than on income	0.3	0.3	—
Gain on financing transactions	—	(1.3)	1.3
Investment earnings and other	(0.3)	(1.1)	0.8
Interest expense	—	0.5	(0.5)
Income tax expense	0.9	0.1	0.8
     Our accounting method for oil and gas properties is the successful efforts method. During the three months ended March 31, 2009, we incurred $0.5 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, and $0.5 million related to other general business development activities. During the three months ended March 31, 2008, we incurred $1.3 million of exploration costs related to the purchase of seismic data related to our U.S. operations.
     General and administrative costs were higher in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to employee related expenses. Taxes other than on income for the three months ended March 31, 2009 were consistent with that of the three months ended March 31, 2008.
     During the three months ended March 31, 2008, we entered into an exchange transaction exchanging U.S. government securities for U.S. Dollar indexed debt issued by the Venezuelan government. This security exchange transactions resulted in a $1.3 million gain on financing transactions for the three months ended March 31, 2008. There was no gain on financing transactions for the three months ended March 31, 2009.
     Investment earnings and other decreased due to lower interest rates earned on lower average cash balances. Interest expense was lower for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the repayment of debt in 2008.
     For the three months ended March 31, 2009, income tax expense was higher than that of the three months ended March 31, 2008 primarily due to additional income tax to be assessed in the Netherlands for 2007 and 2008 of $0.7 million as a result of financing activities, which is being recorded in the first quarter of 2009, and additional current income tax in the Netherlands of $0.2 million due to interest income earned from loans to affiliates and on cash in the bank offset by the income tax on the $1.3 million gain on financing transactions occurring in the three months ended March 31, 2008.
Effects of Changing Prices, Foreign Exchange Rates and Inflation
     Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.
     Venezuela has imposed currency exchange restrictions. This currency exchange restriction or adjustment in the exchange rate has not had a material impact on us at this time. Dividends from Petrodelta will be denominated in U.S. Dollars when paid. We have not encountered currency restrictions in other countries in which we operate or have offices. Local reporting and large transactions are denominated in U.S. Dollars. During the three months ended March 31, 2009 and 2008, our net foreign exchange gains attributable to our international operations were minimal. The U.S. Dollar and Bolivar exchange rates have not been adjusted since March 2005. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.
     Within the United States and the other counties in which we operate or have offices, except for Venezuela, inflation has had a minimal effect on us, but it is potentially an important factor with respect to Petrodelta’s results of operations.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from adverse changes of the situation in Venezuela, our recently initiated exploration program and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. The information about market risk for the three months ended March 31, 2009 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
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
     Based on their evaluation as of March 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
     Management’s Remediation Efforts. In our Annual Report on Form 10-K for the year ended December 31, 2008, management concluded that the Company did not maintain effective controls over the period-end financial reporting process as of December 31, 2008. Specifically, effective controls did not exist to ensure that the deferred tax adjustments to reconcile net income reported by Petrodelta under IFRS to that required by GAAP were completely and accurately identified and that the necessary adjustments were appropriately analyzed and recorded on a timely basis.
     During 2008, Management has enhanced the controls over its equity investment to ensure that the adequate information regarding Petrodelta’s temporary deferred tax differences is obtained and that a comprehensive analysis of such information is performed. Specifically, management has requested further information related to the nature of each temporary deferred tax difference which enables management to determine the impact on the deferred tax adjustment to reconcile net income reported by Petrodelta under IFRS to that required under GAAP. The enhanced controls have enabled management to ensure that the deferred tax adjustment to reconcile net income reported by Petrodelta under IFRS to that required under GAAP is identified and completely and accurately reconciled.
     During the first quarter of 2009, management further enhanced the controls necessary to ensure that all necessary adjustments are appropriately analyzed and recorded on a timely basis. These enhancements were in place and operating effectively as of March 31, 2009.
     Changes in Internal Control over Financial Reporting. As described above under Management’s Remediation Efforts, there have been changes in our internal control over financial reporting during our most recent quarter ended March 31, 2009, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In June 2007, the SENIAT, the Venezuelan income tax authority, issued an assessment for taxes in the amount of $0.4 million for Harvest Vinccler’s failure to withhold VAT from vendors during 2005. Also, the SENIAT imposed penalties and interest in the amount of $1.3 million for Harvest Vinccler’s failure to withhold VAT. In July 2008, the SENIAT adjusted the assessment for penalties and interest to the change in tax units as mandated by the Venezuelan tax code and issued a new assessment for $2.3 million. The change in assessment resulted in an additional $1.0 million expense recorded in the year ended December 31, 2008. A tax court has ruled against the SENIAT stating that penalties and interest cannot be calculated on tax units. The case is currently pending a decision in the Venezuelan Supreme Court. The SENIAT has recognized a payment made by Harvest Vinccler in 2006 for the underwithheld VAT and has partially confirmed that some of the affected vendors have remitted the underwithheld VAT. Harvest Vinccler has received credit, less penalties and interest, from the SENIAT for the VAT remitted by the vendors. Harvest Vinccler has filed claims against the SENIAT for the portion of VAT not recognized by the SENIAT and believes it has a substantial basis for its position. In August 2008, Harvest Vinccler filed an appeal in the tax courts and presented a proposed settlement with the SENIAT. In October 2008, after consideration of our proposed settlement, the SENIAT offered a counter-proposal which Harvest Vinccler has tentatively accepted. In January 2009, the case was suspended while the tax court notified the Venezuelan General Attorney’s Office of our intention to settle the case. The Venezuelan Tax Code establishes that once the taxpayer files a request to settle a case, the tax court will admit the request and suspend the filing for 60 consecutive court working days following the notification of the General Attorney’s Office. The 60 consecutive court working days are for the taxpayer and General Attorney’s Office to agree on the terms of settlement to be proposed to the tax court. In Harvest Vinccler’s case, the wording of the settlement is in the advanced stages and the amounts are already agreed upon. Comments were received from the General Attorney’s Office on April 24, 2009. We are waiting for final confirmation from the SENIAT. As of April 30, 2009, the Court case is still suspended.
     See our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of certain other legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.
Item 1A. Risk Factors
     See our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A Risk Factors for a description of risk factors. There has been no material changes during the quarter ended March 31, 2009 to those risk factors.
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

HARVEST NATURAL RESOURCES, INC.
Dated: May 8, 2009	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: May 8, 2009	By:	/s/ Stephen C. Haynes
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