Form 10-K
period 2009-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2010-03-16
CIK 845289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: Preferred Share Purchase Rights
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009 was: $144,812,960.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date. Class: Common Stock, par value $0.01 per share, on March 9, 2010, shares outstanding: 33,260,554.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of the registrant’s fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report.

HARVEST NATURAL RESOURCES, INC.
FORM 10-K

PART I
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for undeveloped reserves, drilling risks, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the exploration, operation and development of oil and natural gas properties, risks incumbent to holding a noncontrolling interest in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, the Company’s ability to acquire oil and natural gas properties that meet its objectives, availability and cost of drilling rigs and seismic crews, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing including the Company’s ability to obtain the Islamic (sukuk) financing described in Item 1A — Risk Factors, changes in weather conditions, and ability to hire, retain and train management and personnel. See Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 1. Business
Executive Summary
     Harvest Natural Resources, Inc. is an international petroleum exploration and production company incorporated under Delaware law in 1989. Our focus is on acquiring exploration, development and producing properties in geological basins with proven active hydrocarbon systems. Our experienced technical, business development and operating staffs have identified low entry cost exploration opportunities in areas with large hydrocarbon resource potential. We operate from our Houston, Texas headquarters. We also have regional/technical offices in the United Kingdom and Singapore, and small field offices in Jakarta, Indonesia, Muscat, Sultanate of Oman (“Oman”) and Roosevelt, Utah to support field operations in those areas. We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) through our 40 percent equity affiliate, Petrodelta, S.A. (“Petrodelta”), which operates a portfolio of properties in eastern Venezuela including large proven oil fields as well as properties with very substantial opportunities for both development and exploration. We have seconded key technical and managerial personnel into Petrodelta and participate on Petrodelta’s board of directors. Geophysical, geosciences, and reservoir engineering support services are available to our in-house experts through our minority equity investment in Fusion Geophysical, LLC (“Fusion”). Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering headquartered in the Houston area. Through the pursuit of technically-based strategies guided by conservative investment philosophies, we are building a portfolio of exploration prospects to complement the low-risk production, development, and exploration project in Venezuela. Currently, we hold interests in Venezuela, the Gulf Coast Region of the United States through an Area of Mutual Intent (“AMI”) agreement with two private third parties, the Antelope prospect in the Western United States through a Joint Exploration and Development Agreement (“JEDA”), and exploration acreage mainly onshore West Sulawesi in the Republic of Indonesia (“Indonesia”), offshore of the Republic of Gabon (“Gabon”), onshore in Oman and offshore of the People’s Republic of China (“China”).
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
     In June 2009, drilling operations commenced on a deep natural gas test well (the Bar F #1-20-3-2 [“Bar F”]). The Bar F was drilled as a tight hole and was permitted to 18,000 feet. Drilling was completed in the fourth quarter of 2009 at a depth of 17,566 feet and production casing has been run. Production testing of the well commenced in November 2009 and continues in the first quarter of 2010. The testing program is expected to be completed by the end of the first quarter of 2010.
     In December 2009, drilling operations commenced in an eight well appraisal and development drilling program to produce oil and natural gas from the Green River formation on the southern portion of our Antelope land position. As of March 1, 2010, all eight wells have been drilled. Seven wells are currently on production. One additional well is waiting on completion operations and is anticipated to commence production in early March 2010.
     During the year ended December 31, 2009, Petrodelta drilled and completed 14 successful development wells, suspended one well due to problems with the well and drilled two appraisal wells. Petrodelta currently has one drilling rig working in the Uracoa field.
     On January 28, 2010, we entered into an agreement with one of the private third parties in our AMI for an option to participate in a new project. We paid $1.5 million for the option to acquire up to a 50 percent interest in the new project. If we exercise our option to participate, we will participate in this project with essentially the same terms as the other existing projects in the AMI. The option to participate expires on June 1, 2010.
     On February 17, 2010, we closed a debt offering of $32 million in aggregate principal amount of our 8.25 percent senior convertible notes due 2013, which resulted in net proceeds to us, after deducting underwriting discounts, commissions and estimated offering expenses, of approximately $30 million.
     See Item 1 — Business, Operations, Item 1A — Risk Factors, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of these and other events during 2009.
     As of December 31, 2009, we had total assets of $348.8 million, unrestricted cash of $32.3 million and no long-term debt. For the year ended December 31, 2009, we had revenues of $0.2 million and net cash used in operating activities of $34.9 million. Subsequent to December 31, 2009, we offered and issued $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes due 2013. As of December 31, 2008, we had total assets of $362.3 million, unrestricted cash of $97.2 million and no long-term debt. For the year ended December 31, 2008, we had no revenues and net cash provided by operating activities of $50.4 million.
     Our strategy has broadened from our primary focus on Venezuela to identify, access and integrate hydrocarbon assets to include organic growth through exploration in basins globally with proven hydrocarbon systems as an alternative to purchasing proved producing assets. We seek to leverage our Venezuelan experience as well as our recently expanded business development and technical platform to create a diversified resource base. With the addition of exploration technical resources, opening of our London and Singapore offices, as well as our minority equity investment in Fusion, we have made significant investments to provide the necessary foundation and global reach required for an organic growth focus. While exploration will become a larger part of our overall portfolio, we generally restrict ourselves to basins with known hydrocarbon systems and favorable risk-reward profiles.

     We intend to use our available cash to pursue additional growth opportunities in the United States, Indonesia, Gabon, Oman, China and other countries that meet our strategy. However, the execution of this strategy may be limited by factors including access to additional capital and the receipt of dividends from Petrodelta as well as the need to preserve adequate development capital in the interim. As described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity, on February 17, 2010, we incurred indebtedness of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes. As a result of this offering, we received net proceeds, after deduction of underwriting discounts, commissions and estimated offering expenses, of approximately $30.0 million. We intend to use these net proceeds to fund capital expenditures and for working capital needs and general corporate purposes.
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
     We also make available, free of charge on or through our Internet website (http://www.harvestnr.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Exchange Act are also available on our website. In addition, we have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our chief executive officer, principal financial officer and principal accounting officer. The text of the Code of Business Conduct and Ethics has been posted on the Corporate Governance section of our website. We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics applicable to our senior officers. Additionally, the Code of Business Conduct and Ethics is available in print to any person who requests the information. Individuals wishing to obtain this printed material should submit a request to Harvest Natural Resources, Inc., 1177 Enclave Parkway, Suite 300, Houston, Texas 77077, Attention: Investor Relations.
Operations
     Since April 1, 2006, our Venezuelan operations have been conducted through our equity affiliate Petrodelta which is governed by the Contract of Conversion (“Conversion Contract”) signed on September 11, 2007. All of the equity investment in HNR Finance and Harvest Vinccler, S.C.A. (“Harvest Vinccler”) is owned by Harvest-Vinccler Dutch Holding B.V., a Netherlands private company with limited liability. We own an 80 percent equity investment in Harvest-Vinccler Dutch Holding B.V. The remaining 20 percent noncontrolling interest is owned by OGTC. In addition, we have an interest varying from 50 to 55 percent by prospect in an area of the Gulf Coast Region of the United States covered by an AMI agreement with private third parties, a 60 percent interest in the Antelope prospect in the Western United States covered by a JEDA, a 47 percent interest in the Budong-Budong production sharing contract (“Budong PSC”) which we may operate during the production phase, a 66.667 percent interest in the production sharing contract related to the Dussafu Marin Permit production sharing contract (“Dussafu PSC”) for which we are the operator, a 100 percent interest in an Exploration and Production Sharing Agreement (“EPSA”) with Oman for the Al Ghubar/Qarn Alam license, and a 100 percent interest in the WAB-21 petroleum contract in the South China Sea for which we are the operator. See Item 1 — Business, United States; Budong-Budong, Onshore Indonesia; Dussafu Marin, Offshore Gabon, Block 64 Project, Oman, and WAB-21, South China Sea for a more detailed description.

Reserves
     In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting, which is effective for reporting 2009 reserve information. The primary impacts of the SEC’s final rule on our reserve estimates include:
•	In Venezuela, the use of the unweighted 12-month average of the first-day-of-the-month contracted reference price of $56.83 per barrel for oil compared to the year-end contracted reference price of $69.87 per barrel, and

•	In the United States, the use of the unweighted 12-month average of the first-day-of-the-month reference prices of $48.21 per barrel for oil and $3.31 per Mcf for gas compared to year-end reference prices of $61.73 per barrel of oil and $4.25 per Mcf for gas.

•	The disclosure of probable and possible reserves.
     Under the SEC’s final rule, prior period reserves were not restated.
     The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for, management reviews and review of the independent third party reserves report. The technical employee responsible for overseeing the process for preparation of the reserves estimates has a Bachelor of Arts in Engineering Science, a Master of Science in Petroleum Engineering, has more than 25 years of experience in reservoir engineering and is a member of the Society of Petroleum Engineers.
     All reserve information in this report is based on estimates prepared by Ryder Scott Company L.P. (“Ryder Scott”), independent petroleum engineers. The technical personnel responsible for preparing the reserve estimates at Ryder Scott meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.
     The following table shows, by country and in the aggregate, a summary of our proved, probable and possible oil and gas reserves as of December 31, 2009. Probable and possible reserves are not reported for Domestic — Utah due to the ongoing evaluation of assets within these categories.

	Oil and	Natural
	Condensate	Gas	Total
	(MBls)	(MMcf)	(MBls) (1)
Proved Developed Reserves:
Domestic — Utah	131	653	240
International — Venezuela(2)	14,242	24,015	18,244

Total Proved Developed	14,373	24,668	18,484

Proved Undeveloped Reserves:
Domestic — Utah	95	473	174
International — Venezuela (2)	33,177	38,695	39,626

Total Proved Undeveloped	33,272	39,168	39,800

Total Proved Reserves	47,645	63,836	58,284

Probable Developed Reserves:
International — Venezuela(2)	118	93	134

Probable Undeveloped Reserves:
International — Venezuela(2)	43,689	14,593	46,121

Total Probable Reserves	43,807	14,686	46,255

Possible Developed Reserves:
International — Venezuela(2)	11	—	11

Possible Undeveloped Reserves:
International — Venezuela(2)	168,506	46,434	176,245

Total Possible Reserves	168,517	46,434	176,256

(1)	MBls is determined using the ratio of one barrel of crude oil or condensate to six Mcf of natural gas.

(2)	Information represents HNR Finance’s 40 percent interest.
     Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2009, 2008 and 2007 and changes in proved reserves during the last three years are contained in Part IV, Item 15 — Supplemental Information on Oil and Natural Gas Producing Activities (unaudited). See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies for additional information on our reserves.
Petrodelta
General
     On October 25, 2007, the Venezuelan Presidential Decree which formally transferred to Petrodelta the rights to the Petrodelta Fields subject to the conditions of the Conversion Contract was published in the Official Gazette. Petrodelta will engage in the exploration, production, gathering, transportation and storage of hydrocarbons from the Petrodelta Fields for a maximum of 20 years from that date. Petrodelta has undertaken its operations in accordance with its business plan as set forth in the Conversion Contract. Under the Conversion Contract, work programs and annual budgets adopted by Petrodelta must be consistent with Petrodelta’s business plan. Petrodelta’s business plan may be modified by a favorable decision of the shareholders owning at least 75 percent of the shares of Petrodelta. On February 4, 2010, Petrodelta’s board of directors endorsed a capital budget of $205 million for Petrodelta’s 2010 business plan.
     Petrodelta shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Currently, Petrodelta has one drilling rig operating in the Uracoa field. For 2010, the planned drilling program includes utilizing two rigs to drill both development and appraisal wells for both maintaining production capacity and appraising the substantial resource bases in the El Salto field and presently non-producing Isleño field.

     During 2009, Petrodelta drilled and completed 14 successful development wells and two appraisal wells, produced approximately 7.8 million barrels of oil and sold 4.4 billion cubic feet (“BCF”) of natural gas. Petrodelta was advised by the Venezuelan government that the 2009 production target was approximately 16,000 barrels of oil per day following the December 17, 2008 Organization of the Petroleum Exporting Countries (“OPEC”) meeting establishing new production quotas. However, Petrodelta was allowed to produce at capacity to help fulfill other companies’ production shortfalls, thus averaging 21,464 barrels of oil per day during 2009.
     Petrodelta began the appraisal and testing of its large portfolio of undeveloped resources in the second quarter of 2009. During the second quarter 2009, Petrodelta drilled two successful appraisal wells in the El Salto field, and pilot production commenced from one of the appraisal wells through temporary facilities. The well commenced production on July 18, 2009 and has produced 349,000 barrels of oil through the end of 2009. The second appraisal well is still waiting on permits from the Ministry of Energy and Petroleum (“MENPET”) for testing.
     On April 15, 2008, the Venezuelan government published in the Official Gazette the Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (the “original Windfall Profits Tax”). The original Windfall Profits Tax was based on prices for Brent crude. On July 10, 2008, the Venezuelan government published the amended Windfall Profits Tax to be calculated on the Venezuelan Export Basket (“VEB”) of prices as published by MENPET. The amended Windfall Profits Tax was made retroactive to April 15, 2008, the date of the original Windfall Profits Tax. As instructed by CVP, Petrodelta has applied the amended Windfall Profits Tax to gross oil production delivered to Petroleos de Venezuela S.A. (“PDVSA”) since April 15, 2008 when the tax was enacted. The amended Windfall Profits Tax established a special 50 percent tax to the Venezuelan government when the average price of the VEB exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 percent to 60 percent when the average price of the VEB exceeds $100 per barrel. The amended Windfall Profits Tax is reported as expense on the income statement and is deductible for Venezuelan tax purposes. Petrodelta recorded $0.9 million and $56.4 million for the years ended December 31, 2009 and 2008, respectively, for the amended Windfall Profits Tax.
     During the second quarter of 2009, PDVSA completed an actuarial study for their pension and retirement plan. This pension and retirement plan covers all PDVSA employees and mixed companies employees. Petrodelta is not required to reimburse the pension costs to PDVSA until PDVSA pays the pension benefits to employees. In May 2009, upon completion of the review of this actuarial study, PDVSA sent a statement to Petrodelta for its respective costs associated with the pension and retirement plan. Petrodelta recorded additional pension expense of $15.6 million ($5.0 million net to our 32 percent interest) in the three month period ended June 30, 2009 based on the statement received. The pension adjustment resulted from the completion of the first full actuary study by PDVSA related to its employees that provide services to the mixed companies and a refinement of management’s assumptions related to credit for past service costs covering the period from January 2008, when the Harvest Vinccler employees were migrated to PDVSA payroll, through May 2009. At this time PDVSA did not have specific benefit information related to each individual mixed company and thus allocated the pension obligation to each mixed company assuming that the employees serving each of the mixed companies had the same characteristics. The pension adjustment was a change in Petrodelta management’s estimate based on the new information provided by PDVSA.
     During the fourth quarter of 2009, PDVSA completed an updated actuarial study as of December 31, 2009. This study was based on a further refinement of assumptions for each of the mixed companies, including Petrodelta and a new allocation methodology as PDVSA gathered during 2009 all relevant information for each of the mixed companies. The revised pension obligation allocated to Petrodelta resulted in a decrease of $8.4 million ($2.7 million net to our 32 percent interest) to the pension and retirement plan costs as compared to those previously recorded to Petrodelta in May 2009. This change in management’s estimate related to the pension and retirement plan costs was recorded in December 2009. Pension costs at December 31, 2009 reasonably reflect Petrodelta’s employee demographic and plan conditions. The additional pension cost is not tax deductible until future periods when the pension is settled in cash. The provision for the pension plan is subject to future revisions, both upwards and downwards, based on changes in assumptions, the terms of the relevant plans, the allocation methodology or other prospective amendments or changes as determined by PDVSA.
     In June 2009, CVP issued instructions to Petrodelta to set up a reserve within the equity section of the balance sheet for deferred tax assets. Petrodelta’s bylaws state that Petrodelta’s shareholders are required to approve the setting up of special reserves. In August 2009, Petrodelta’s board of directors approved the setting up of the reserve. Although this reserve has no effect on Petrodelta’s financial position, results of operation or cash flows, it has the effect of limiting future dividends to net income adjusted for deferred tax assets. Past dividends received from Petrodelta represented Petrodelta’s net income as reported under IFRS. Article 307 of the Venezuelan Commerce Code states that shareholders are not obligated to restore dividends that have been distributed in good faith according to the entity’s balances and sets the statute of limitations for an entity to claim restoration of dividends at five years.
     In 2005, Venezuela modified the Science and Technology Law (referred to as “LOCTI” in Venezuela) to require companies doing business in Venezuela to invest, contribute, or spend a percentage of their gross revenue on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. LOCTI requires major corporations engaged in activities covered by the Hydrocarbon and Gaseous Hydrocarbon Law (“OHL”) to contribute two percent of their gross revenue generated in Venezuela from activities specified in the OHL. The contribution is based on the previous year’s gross revenue and is due the following year. LOCTI requires that each company file a separate declaration stating how much has been contributed; however, waivers have been granted in the past to allow PDVSA to file a declaration on a consolidated basis covering all of its and its consolidating entities liabilities. Since Petrodelta expects PDVSA to continue requesting and receiving waivers, Petrodelta has not accrued a liability to LOCTI for the year ended December 31, 2009. The potential exposure to LOCTI for the year ended December 31, 2009 is $9.5 million, $4.8 million net of tax ($1.5 million net to our 32 percent interest).
     In our Annual Report on Form 10-K for the year ended December 31, 2008, we reported that Petrodelta had not received all information regarding production and operating costs during the conversion period for the Temblador field in order to invoice all volumes produced in that field during that period. As Temblador production was processed through the PDVSA system, PDVSA had allocated only partial, estimated production to Petrodelta. As a result, Petrodelta had not, and still has not, received full credit for the Temblador field production nor has Petrodelta been invoiced for the related operating costs. Although we believe the amount of production, related revenue and operating costs to be immaterial to Petrodelta, discussions are ongoing to settle figures. During the third quarter of 2009, Petrodelta completed the facilities and pipelines to segregate approximately 80 percent of the Temblador field’s production into Petrodelta’s system.
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
     On January 8, 2010, the Venezuelan government published in the Official Gazette the Exchange Agreement which establishes new exchange rates for the Venezuela Bolivar (“Bolivar”)/United States Dollar (“U.S. Dollar”) currencies that will enter into force on January 11, 2010. Each exchange rate will be applied to foreign currency sales and purchases conducted through the Foreign Currency Administration Commission (“CADIVI”), in the cases expressly provided in the Exchange Agreement. In this regard, the exchange rates established in the Agreement are: 2.60 Bolivars per U.S. Dollar and 4.30 Bolivars per U. S. Dollar. The 2.60 Bolivar exchange rate applies to the food, health, medical and technology sectors. The 4.30 Bolivar exchange rate applies to all other sectors not expressly established by the 2.60 Bolivar exchange rate. The U.S. Dollar is the functional reporting currency for both Petrodelta and Harvest Vinccler.
Location and Geology
Petrodelta Fields
Uracoa Field
     There are currently 78 oil and natural gas producing wells and six water injection wells in the field. The current production facility has capacity to handle 60 thousand barrels (“MBbls”) of oil per day, 130 MBbls of water per day, and storage of up to 75 MBbls of crude oil. All natural gas presently being delivered by Petrodelta is produced from the Uracoa field.

Tucupita Field
     There are currently 16 oil producing wells and four water injection wells in the field. The Tucupita production facility has capacity to process 30 MBbls of oil per day, 125 MBbls of water per day and storage for up to 60 MBbls of crude oil. The oil is transported through a 31-mile, 20 MBbls of oil per day pipeline from the Tucupita field to the Uracoa plant facilities. 3-D seismic is available over the entire field and is currently being reprocessed and reinterpreted.
Bombal Field
     East Bombal was drilled in 1992, and currently remains underdeveloped. The West Bombal field is currently inactive pending facility and pipeline upgrades. Development of East Bombal and West Bombal has been incorporated into Petrodelta’s business plan.
Isleño Field
     The Isleño field was discovered in 1953. 2-D seismic data is available over a portion of the field. Seven oil appraisal wells were drilled by PDVSA prior to the field being contributed to Petrodelta which have confirmed the presence of commercial oil deposits. The field is located near the Uracoa field existing infrastructure. Petrodelta’s business plan projects full development of the Isleño field over the next four years.
Temblador Field
     The Temblador field was discovered in 1936 and developed in the 1940s and 1950s. There are currently 19 oil producing wells in the field. The fluid produced from Temblador field flows through two flow stations operated by Petrodelta. Approximately 80 percent of the Temblador field’s production flows through Petrodelta pipelines directly into PDVSA’s system. The remaining 20 percent of the Temblador field’s production flows through the EPT-1 plant operated by PDVSA. 3-D seismic is available over the entire field.
El Salto Field
     The El Salto field was discovered in 1936. Currently there is one oil producing well in the field. A total of 31 appraisal wells were drilled by PDVSA prior to the field being contributed to Petrodelta, identifying nine productive structures and six productive formations. Pilot production from the one producing well commenced in the second quarter of 2009 through temporary facilities. The second appraisal well will be tested after the permitting process with MENPET is completed. 3-D seismic data is available over one-third of the field. We believe the El Salto field has substantial exploration upside from several fault blocks, which have been identified using 2-D seismic data but have not yet been confirmed through drilling.
Infrastructure and Facilities
     Petrodelta has a 25-mile oil pipeline from its oil processing facilities at Uracoa to PDVSA’s storage facility, the custody transfer point. The marketing contract specifies that the oil stream may contain no more than one percent base sediment and one percent water. Quality measurements are conducted both at Petrodelta’s facilities and at PDVSA’s storage facility. Approximately 20 percent of the Temblador production is currently delivered to the sales point in the EPT-1 PDVSA facility through gathering systems integrated with the Jobo and Pilon fields operated by PDVSA and is allocated to Petrodelta based on well tests. Petrodelta is working to segregate completely Temblador’s production.
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

Business Plan of Petrodelta
     Petrodelta’s focus in 2009 was the resumption of drilling in the Uracoa field, development drilling in the Temblador field and appraisal drilling in the El Salto field which resulted in an increase in production. Petrodelta is reprocessing existing 3-D seismic over Petrodelta’s fields. Temblador field production is processed at existing field facilities. El Salto production is being process through temporary facilities. The El Salto field is believed to contain substantial undeveloped and unexplored reserves. We expect to acquire additional 3-D seismic and undergo significant appraisal and development in a timely manner to provide for larger scale development implementation. Isleño field production can be integrated into the existing Uracoa field infrastructure providing for early production from the field. Overall, production is expected to peak in approximately ten years under Petrodelta’s 2010 business plan.
Risk Factors
     We face significant risks in holding a minority equity investment in Petrodelta. These risks and other risk factors are discussed in Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
United States Operations
     During 2008, we initiated a domestic exploration program in two different basins. We are the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced management and technical personnel and with the acquisition of our minority equity investment in Fusion.
Gulf Coast
General
     In March 2008, we executed an AMI agreement with a private third party for an area in the upper Gulf Coast Region of the United States. We are the operator and have initial working interests of 55 percent in Starks, the first prospect in the AMI, and 50 percent in West Bay, the second prospect in the AMI. The private third party contributed these two prospects, including the leases and proprietary 3-D seismic data sets, and numerous leads generated over the last three decades of regional geological focus. We agreed to fund the first $20 million of new lease acquisitions, geological and geophysical studies, seismic reprocessing and drilling costs. At June 30, 2009, we had met the $20 million funding obligation under the terms of the AMI. All costs incurred after June 30, 2009 are being shared by the parties in proportion to their working interests as defined in the AMI. In August 2009, the AMI became a three party arrangement when the private third party restructured and assigned a portion of its interest to one of its affiliates.
     The private third parties are obligated to evaluate and present additional opportunities at their sole cost. As each prospect is accepted it will be covered by the AMI. Although several additional potential prospects had been screened and evaluated within the AMI since its inception, we had not pursued leasing or drilling on any new projects within the AMI as of December 31, 2009. On January 28, 2010, we entered into an agreement with one of the private third parties in our AMI for an option to participate in a new project. We paid $1.5 million for the option to acquire up to a 50 percent interest in the new project. If we exercise our option to participate, we will participate in this project with essentially the same terms as the other existing projects in the AMI. The option to participate expires on June 1, 2010.
Location and Geology
     The AMI covers the coastal areas from Nueces County, Texas to Cameron Parish, Louisiana, including state waters.

Drilling and Development Activity
     We drilled an exploratory dry hole on the Starks prospect in 2008. In December 2009, we wrote off the remaining carrying value of $0.7 million of the Starks prospect as we have no plans for further activities relating to this prospect.
     During the year ended December 31, 2009, operational activities in the West Bay prospect included the interpretation of 3-D seismic, site surveying, and preparation of engineering documents. Interpretation of 3-D seismic data on the West Bay project was completed in 2009 and resulted in the identification of a set of drilling leads and prospects for the project. On July 14, 2009, we, along with our partner in the AMI, acquired 880 acres of shallow water offshore bay leases representing two separate tracts from the State of Texas General Land Office at a state lease sale for a total gross cost of $0.5 million. Acquisition of these two tracts completes the planned land acquisition activities on the project.
     The AMI participants are currently continuing to evaluate the leads and prospects to determine priorities and drilling plans for the West Bay project and have identified the likely initial drilling prospect. Land, regulatory, and surface access preparations are currently in progress focused on taking the initial drilling prospect to drill-ready status. Current plans are to drill the initial well in 2011.
Western United States — Antelope
     In October 2007, we entered into a JEDA with a private third party to pursue a lease acquisition program and drilling program on the Antelope prospect in the Western United States. We are the operator and had an initial working interest of 50 percent in the Antelope prospect. The private third party is obligated to assemble the lease position on the Antelope prospect. The JEDA provides that we would earn our initial 50 percent working interest in the Antelope prospect by compensating the private third party for leases acquired in accordance with terms defined in the JEDA, and by drilling and completing one deep natural gas test well (the Bar F) at our sole expense. In November 2008, we entered into a Letter Agreement/Amendment of the JEDA (the “Letter Agreement”) with the private third party. The Letter Agreement clarifies several open issues in the JEDA, such as classification of $2.7 million of prepaid land costs for the Antelope prospect as a note receivable, addition of a requirement for the private third party to partially assign leases to us prior to meeting the lease earning obligation, and clarification of the private third party’s cost obligations for any shallow wells to be drilled on the Antelope prospect prior to the Bar F. Per the Letter Agreement, payment of the $2.7 million note receivable was due from the private third party on or by spud date of the Bar F. Since payment was not received prior to the Bar F spud date, our interest in the Antelope prospect was increased to 60 percent, with the incremental 10 percent working interest being earned by drilling and completing the Bar F. The note receivable remains outstanding and will be collected through sales revenues taken from a portion of the private third party’s net revenue from the Bar F provided the Bar F is commercial.
     Activities are in progress on two separate projects on the Antelope prospect in Duchesne County, Utah.
Mesaverde
General
     The Mesaverde project is targeted to explore for and develop oil and natural gas from multiple reservoir horizons in the Uintah Basin of northeastern Utah in Duchesne and Uintah Counties. Leads and/or prospects were identified in three prospective reservoir horizons in preparation for drilling.
Drilling and Development Activity
     Operational activities during 2009 on the Mesaverde project focused on continuing leasing activities on private, Allottee, and tribal land, and surveying, preliminary engineering, permitting preparations, and conducting drilling operations on a deep natural gas test well (the Bar F) that commenced drilling on June 15, 2009. The Bar F was permitted to 18,000 feet. The Bar F was drilled to a total depth of 17,566 feet, and an extended production test of multiple potential reservoir horizons is now in progress. To date, testing has been focused on the evaluation of the natural gas potential of the Mesaverde tight gas reservoir over a prospective interval from 14,000 to 17,400 feet. Completion activities consisted of hydraulic fracturing of eight separate reservoir intervals in the Mesaverde and multiple extended flow tests of the individual fractured intervals, along with a flow test of the commingled eight intervals. While the results to date have not definitively determined the commerciality of a stand-alone development of the Mesaverde, we believe these results indicate progress toward that determination and that the Mesaverde reservoir remains potentially prospective over a portion of our land position.
Earning of Undeveloped Acreage
     Acreage for Mesaverde reflects the acreage that will be earned by us upon completion of the drilling and testing of the first deep natural gas test well on the project. We anticipate completing the lease earning obligation in 2010. If, however, the earning well is not completed in accordance with the requirements of the JEDA, we will have an obligation to assign our interest in the acreage back to the private third party in accordance with the terms of the Letter Agreement.
Monument Butte
General
     The Monument Butte project is an eight well appraisal and development drilling program to produce oil and natural gas from the Green River formation on the southern portion of our Antelope land position. The Monument Butte project is non-operated and we hold a 43 percent working interest. The parties have formed a 320 acre AMI which contained the eight drilling locations.
Drilling and Development Activity
     Operational activities during 2009 on the Monument Butte project focused on resolution of forced pooling issues with non-consenting interests, negotiations and finalization of an agreement with the operator for the joint drilling operations. As of March 1, 2010, all eight wells have been drilled. Seven wells are currently on production. One additional well is waiting on completion operations and is anticipated to commence production in early March 2010.
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
Location and Geology
     The Budong PSC covers 1.35 million acres and includes the Lariang and Karama sub-basins, which are the eastern onshore extension of the West Sulawesi foldbelt (“WSFB”). Exploration to date in the basin is immature due to previously difficult jungle terrain, which is now accessible with the development of palm oil plantations and their related infrastructure. Field work performed over the last 10 years, as outcrops have been more accessible, has given a new understanding to the presence of Eocene source and reservoir potential that had not previously been recognized. Recent seismic surveys have greatly improved the understanding of the geology and enhanced the prospectivity of the offshore WSFB and, by analogy, the sparsely explored onshore area.

Drilling and Development Activity
     Operational activities during 2009 focused on the interpretation of 650 kilometers of 2-D seismic and well planning. Two drill sites have been selected. Currently, the locations for the two test wells are being constructed and the rig and ancillary equipment is being mobilized to the area. It is expected that the first of two exploration wells will spud early in the second quarter of 2010. In accordance with the farm-in agreement, we expect to fund 100 percent of the well expenditures to earn our 47 percent working interest up to a cap of $10.7 million; thereafter, we will pay in proportion to our working interest.
Title to Undeveloped Acreage
     We acquired the 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells. This commitment is capped at $17.2 million. Prior to drilling the first exploration well, subject to the estimated cost of that well, our partner will have a one-time option to increase the level of the carried interest to a maximum of $20.0 million, and as compensation for the increase, we will increase our participation to a maximum of 54.65 percent. This equates to a total carried cost for the farm-in of $9.1 million.
Dussafu Marin, Offshore Gabon
General
     In 2008, we completed the purchase of a 66.667 percent interest in the Dussafu PSC for $6.0 million. We are the operator of the Dussafu PSC.
Location and Geology
     The Dussafu PSC contract area is located offshore Gabon, adjacent to the border with the Republic of Congo. It contains 680,000 acres with water depths to 1,000 feet. The Dussafu PSC has two small oil discoveries in the Gamba and Dentale reservoirs and a small natural gas discovery. Production and infrastructure exists in the blocks contiguous to the Dussafu PSC.
Drilling and Development Activity
     The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources (“Republic of Gabon”), entered into the second exploration phase of the Dussafu PSC with an effective date of May 28, 2007. The second exploration phase comprises a three-year work commitment which includes the acquisition and processing of 500 kilometers of 2-D seismic, geology and geophysical interpretation, engineering studies and the drilling of a conditional well. Operational activities during 2009 focused on completion of the processing and reprocessing of 1,330 kilometers of 2-D seismic and the pre-stack depth reprocessing of 1,076 square kilometers of 3-D seismic data. The improved imaging from this work has allowed the interpretation to mature the prospect inventory to provide the partnership a number of prospective targets in the sub-salt section, in both the Gamba and Syn-rift plays that are productive in the nearby Etame, Lucina and M’Bya fields. Subject to drilling rig availability, we expect to drill an exploration well in the third quarter of 2010.
Oman
General
     On April 11, 2009, we signed an Exploration and Production Sharing Agreement (“EPSA”) with Oman for the Al Ghubar/Qarn Alam license. We have a 100 percent working interest in Block 64 EPSA during the exploration phase. Oman Oil Company has the option to back-in to up to a 20 percent interest in Block 64 EPSA after the discovery of gas.

Location and Geology
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
Drilling and Development Activity
     PDO will continue to produce oil from several fields within Block 64 EPSA area. We have an obligation to drill two wells over a three year period with a funding commitment of $22.0 million. Current activities include the compilation of existing data, over two prospect areas of approximately 1,000 square kilometers and geological studies to determine drillable prospects. Well planning is expected to commence in 2010 for exploration drilling in 2011.
WAB-21, South China Sea
General
     In December 1996, we acquired a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a border dispute between the People’s Republic of China (“China”) and Socialist Republic of Vietnam (“Vietnam”). Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. It is uncertain when or how this dispute will be resolved, and under what terms the various countries and parties to the agreements may participate in the resolution.
Location and Geology
     The WAB-21 contract area is located in the West Wan’ an Bei Basin (Nam Con Son) of the South China Sea. Its western edge lies approximately 20 miles to the east of significant producing natural gas fields, Lan Tay and Lan Do, which are reported to contain two trillion cubic feet (“Tcf”) of natural gas and commenced production in November 2002. Also located to the west of WAB-21 are the Dua and Chim Sao (formerly Blackbird) discoveries and the discovery in 2009 of Ca’ Rong. The Chim Sao oil field has recently received development approval. The WAB-21 contract area covers a large unexplored area of the Wan’ an Bei Basin where the same successful Lower Miocene through to Upper Miocene plays to the west are present. Exploration success in the basin to date has resulted in discoveries estimated to total in excess of 500 million barrels of oil and 7.5 Tcf of natural gas. Several similar structural trends and geological formations, each with significant potential for hydrocarbon reserves in traps with multiple pay zones similar to the known fields and discoveries to the west are present within WAB-21.
Drilling and Development Activity
     Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2011. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist. Recently, Vietnam, along with the company that is the party to the agreement with Vietnam, announced plans for exploration drilling during 2010. While no assurance can be given, we believe this announcement may provide some resolution with the border disputes, although we do not know in what manner any resolution might appear.
Production, Prices and Lifting Cost Summary
      In the following table we have set forth, by country, our net production, average sales prices and average operating expenses for the years ended December 31, 2009, 2008 and 2007. The presentation for Venezuela includes 100 percent of Petrodelta’s production. The United States is presented at our ownership interest. In thousands, except per unit information:

	Year Ended December 31,
	2009	2008	2007
Venezuela(a)
Crude Oil Production (Bbls)	7,835	5,505	5,374
Natural Gas Production (Mcf)(b)	4,397	10,700	13,456
Average Crude Oil Sales Price ($per Bbl)	$57.62	$83.22	$58.61
Average Natural Gas Sales Price ($ per Mcf)	$1.54	$1.54	$1.54
Average Operating Expenses ($ per Boe)(c)	$8.46	$10.90	$4.20
United States
Monument Butte(d)
Net Crude Oil Production (Bbls)	3	—	—
Natural Gas Production (Mcf)	6	—	—
Average Crude Oil Sales price ($per Bbl)	$61.61	$—	$—
Average Natural Gas Sales Price ($ per Mcf)	$2.77	$—	$—
Average Operating Expenses ($ per Boe)	$—	$—	$—

(a)	Information represents 100 percent of production.

(b)	Royalty-in-kind paid on gas used as fuel was 3,323 Mcf and 3,830 Mcf for 2009 and 2008, respectively.

(c)	Net of royalty and excluding workovers.

(d)	Information represents our ownership interest.
Drilling and Undeveloped Acreage
     For acquisitions of leases, development and exploratory drilling, we spent approximately (excluding our share of capital expenditures incurred by equity affiliates) $28.0 million, $26.3 million and $0.6 million in 2009, 2008 and 2007, respectively. These numbers do not include any costs for the development of proved undeveloped reserves in 2009, 2008 or 2007.
     We have participated in the drilling of wells as follows:

	Year Ended December 31,
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Venezuela (Petrodelta)
Development	15	4.8	9	2.9	—	—
Appraisal	2	0.6	—	—	—	—
United States
Development	5	2.1	—	—	—	—
Exploration	1	1.0	1	1.0	—	—

Average Depth of Wells (Feet)
Venezuela (Petrodelta)
Crude Oil	—	6,500	—	6,500	—	—
United States
Crude Oil	—	6,751	—	—	—	—
Natural Gas	—	17,566	—	12,290	—	—

Producing Wells (1):
Venezuela (Petrodelta)
Crude Oil	114	36.5	118	37.8	97	31.0
United States
Crude Oil	2	0.7	—	—	—	—

(1)	The information related to producing wells reflects wells we drilled, wells we participated in drilling and producing wells we acquired.
     All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not directly operate any drilling equipment.
Acreage
     The following table summarizes the developed and undeveloped acreage that we owned, leased or held under concession as of December 31, 2009:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Venezuela — Petrodelta	23,050	9,220	224,063	89,625
China	—	—	7,470,080	7,470,080
United States:
West Bay	—	—	12,808	6,316
Antelope	212	90	111,457	36,536
Indonesia	—	—	1,357,723	638,130
Gabon	—	—	685,470	456,982
Oman	—	—	955,600	955,600

Total	23,262	9,310	10,817,201	9,653,269

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
Employees
     At December 31, 2009, our Houston office had 23 full-time employees. Our Utah, Caracas, London, Singapore, Jakarta and Muscat offices had 1, 14, 7, 3, 4 and 3 employees, respectively. We augment our employees from time to time with independent consultants, as required. We closed our Moscow office on March 31, 2009.
Item 1A. Risk Factors
     In addition to other information set forth elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered when evaluating us.
     Our cash position and limited ability to access additional capital may limit our growth opportunities. At December 31, 2009, we had $32 million of available cash and, until Petrodelta pays a dividend or the revenue from our U.S. operations increases substantially, cash available from operations will not be sufficient to meet operational requirements. Having a Petrodelta dividend as our primary source of cash flow limits our access to additional capital, and our concentration of political risk in Venezuela may limit our ability to leverage our assets. In addition, our future cash position depends upon the payment of dividends by Petrodelta or success with our exploration program. While we believe that Petrodelta will reinvest any excess cash which might be available for payment of dividends into Petrodelta in 2010 and 2011, there is no assurance this will be the case, nor that if the cash is not reinvested that it will be paid as dividends. These factors could have a material adverse effect on our financial condition and liquidity and may limit our ability to grow through the acquisition or exploration of additional oil and gas properties and projects.

     We have incurred long-term indebtedness obligations, which significantly increased our leverage. On February 17, 2010, we closed a debt offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes due 2013. Prior to the offering, we had no long-term debt obligations. The degree to which we are leveraged could, among other things:
•	make it difficult for us to make payments on the notes;

•	make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to changes in, our business.
     Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Additionally, the covenants contained in the indenture governing the notes restrict, among other things, our ability to incur certain indebtedness. Any failure to comply with these covenants could result in an event of default under the indenture, which could permit acceleration of the indebtedness under the notes. If our indebtedness were to be accelerated, we cannot assure you that we would be able to repay it.
     We may incur significant indebtedness in the near future. We continually assess our need for additional sources of financing based on our operational, working capital and other needs from time to time. In addition, we are currently contemplating one particular additional source of financing through an Islamic (sukuk) financing, in which one of our subsidiaries would form and contribute certain assets to a partnership and subsequently sell a minority interest in the partnership to one or more third parties for approximately $250 million. Although the terms of this transaction have not been finalized, we anticipate that the terms would include our agreement to pay all or a substantial portion of the future dividends paid by Petrodelta over the next five or six years to reacquire all of the third-party partnership interests, including premiums thereon. While we may be able to consummate this financing transaction during the first half of 2010, there can be no assurances that this transaction will be consummated, and we may consider alternative forms of additional financing if we deem necessary or advisable with respect to our operations from time to time.
     Global market and economic conditions, including those related to the credit markets, could have a material adverse effect on our business, financial condition and results of operations. A general slowdown in economic activity could adversely affect our business by impacting our ability to access additional capital, the receipt of dividends from Petrodelta as well as the need to preserve adequate development capital in the interim.
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
     Operations on the Uintah and Ouray Reservation of the Ute Indian Tribe in the western United States are subject to various risks similar to those for foreign operations. Similar to our operations in foreign jurisdictions, our operations on the Uintah and Ouray Reservation of the Ute Indian Tribe are subject to certain risks. These risks may include, among other things, loss of revenue, property and equipment as a result of hazards such as civil unrest, strikes and other political risks, increases in taxes or fees, being subject to tribal laws, changes in tribal laws and policies and other uncertainties arising out of tribal sovereignty.
     Estimates of oil and natural gas reserves are uncertain and inherently imprecise. This Annual Report on Form 10-K contains estimates of our oil and natural gas reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.
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
     You should not assume that the present value of future net revenues referred to in Part IV, Item 15 — Supplemental Information on Oil and Natural Gas Producing Activities (unaudited), TABLE V — Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on the unweighted average price of the first day of the month during the 12-month period before the ending date of the period covered by the reserve report and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in demand, changes in our ability to produce or changes in governmental regulations, policies or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from estimated proved reserves and their present value. In addition, the 10 percent discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with the oil and natural gas industry in general will affect the accuracy of the 10 percent discount factor.
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
•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	weather conditions;

•	shortages in experienced labor;

•	delays in receiving necessary governmental permits;

•	delays in receiving partner approvals;

•	shortages or delays in the delivery of equipment;

•	delays in receipt of permits or access to lands; and

•	government actions or changes in regulations.
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
     Our oil and natural gas operations are subject to various governmental regulations that materially affect our operations. Our oil and natural gas operations are subject to various governmental regulations. These regulations may be changed in response to economic or political conditions. Matters regulated may include permits for discharges of wastewaters and other substances generated in connection with drilling operations, bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and natural gas production. In order to conserve or limit supplies of oil and natural gas, these agencies have restricted the rates of the flow of oil and natural gas wells below actual production capacity. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.
     We are subject to complex laws that can affect the cost, manner or feasibility of doing business. Exploration and development and the production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:
•	the amounts and types of substances and materials that may be released into the environment;

•	response to unexpected releases to the environment;

•	reports and permits concerning exploration, drilling, production and other operations;

•	the spacing of wells;

•	unitization and pooling of properties;

•	calculating royalties on oil and gas produced under federal and state leases; and

•	taxation.
     Under these laws, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs, natural resource damages and other environmental damages. We also could be required to install expensive pollution control measures or limit or cease activities on lands located within wilderness, wetlands or other environmentally or politically sensitive areas. Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties as well as the imposition of corrective action orders. Moreover, these laws could change in ways that substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could have a material adverse effect on our financial condition, results of operations or cash flows.
     Potential regulations regarding climate change could alter the way we conduct our business. Governments around the world are beginning to address climate change matters. This may result in new environmental regulations that may unfavorably impact us, our suppliers and our customers. The cost of meeting these requirements may have an adverse impact on our financial condition, results of operations and cash flows.
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
     We no longer directly manage operations of Petrodelta. PDVSA, through CVP, exercises substantial control over Petrodelta’s operations, making Petrodelta subject to some internal policies and procedures of PDVSA as well as being subject to constraints in skilled personnel available to Petrodelta. These issues may have an adverse effect on the efficiency and effectiveness of Petrodelta’s operations.
     We hold a minority equity investment in Petrodelta. Even though we have substantial negative control provisions as a minority equity investor in Petrodelta, our control of Petrodelta is limited to our rights under the Conversion Contract and its annexes and Petrodelta’s charter and bylaws. As a result, our ability to implement or influence Petrodelta’s business plan, assure quality control, and set the timing and pace of development may be adversely affected. In addition, the majority partner, CVP, has initiated and undertaken numerous unilateral decisions that can impact our minority equity investment.
     Petrodelta’s business plan will be sensitive to market prices for oil. Petrodelta operates under a business plan, the success of which will rely heavily on the market price of oil. To the extent that market values of oil decline, the business plan of Petrodelta may be adversely affected.
     A decline in the market price of crude oil could uniquely affect the financial condition of Petrodelta. Under the terms of the Conversion Contract and other governmental documents, Petrodelta is subject to a special advantage tax (“ventajas especiales”) which requires that if in any year the aggregate amount of royalties, taxes and certain other contributions is less than 50 percent of the value of the hydrocarbons produced, Petrodelta must pay the government of Venezuela the difference. In the event of a significant decline in crude prices, the ventajas especiales could force Petrodelta to operate at a loss. Moreover, our ability to control those losses by modifying Petrodelta’s business plan or restricting the budget is limited under the Conversion Contract.
     An increase in oil prices could result in increased tax liability in Venezuela affecting Petrodelta’s operations and profitability, which in turn could affect our dividends and profitability. Prices for oil fluctuate widely. On July 10, 2008, the Venezuelan government published the amended Windfall Profits Tax to be calculated on the VEB of prices as published by MENPET. The amended Windfall Profits Tax established a special 50 percent tax to the Venezuelan government when the average price of the VEB exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 percent to 60 percent when the average price of the VEB exceeds $100 per barrel. Any increase in the taxes payable by Petrodelta, including the Windfall Profits Tax, as a result of increased oil prices will reduce cash available for dividends to us and our partner, CVP.
     Oil price declines and volatility could adversely affect Petrodelta’s operations and profitability, which in turn could affect our dividends and profitability. Prices for oil also affect the amount of cash flow available for capital expenditures and dividends from Petrodelta. Lower prices may also reduce the amount of oil that we can produce economically and lower oil production could affect the amount of natural gas we can produce. We cannot predict future oil prices. Factors that can cause fluctuations in oil prices include:
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
     The total capital required for development of Petrodelta’s assets may exceed the ability of Petrodelta to finance such developments. Petrodelta’s ability to fully develop the fields in Venezuela will require a significant investment. Petrodelta’s future capital requirements for the development of its assets may exceed the cash available from existing cash flow. Petrodelta’s ability to secure financing is currently limited and uncertain, and has been, and may be, affected by numerous factors beyond its control, including the risks associated with operating in Venezuela. Because of this financial risk, Petrodelta may not be able to secure either the equity or debt financing necessary to meet its future cash needs for investment, which may limit its ability to fully develop the properties, cause delays with their development or require early divestment of all or a portion of those projects. This could negatively impact our minority equity investment. If we are called upon to fund our share of Petrodelta’s operations, our failure to do so could be considered a default under the Conversion Contract and cause the forfeiture of some or all our shares in Petrodelta. In addition, CVP may be unable or unwilling to fund its share of capital requirements and our ability to require them to do so is limited.
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
     PDVSA’s failure to timely pay contractors could have an adverse affect on Petrodelta. PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. PDVSA purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures, and PDVSA has fallen behind in certain of its payment obligations to its contractors, including contractors engaged by PDVSA to provide services to Petrodelta. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors. As a result, Petrodelta has experienced, and may continue to experience, difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis is having an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.
     Tax claims by municipalities in Venezuela may adversely affect Harvest Vinccler’s financial condition. The municipalities of Uracoa and Libertador have asserted numerous tax claims against Harvest Vinccler which we believe are without merit. However, the reliability of Venezuela’s judicial system is a source of concern and it can be subject to local and political influences.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     In April 2004, we signed a ten-year lease for office space in Houston, Texas, for approximately $17,000 per month. In December 2008, we signed a five-year lease for additional office space in Houston, Texas, for approximately $15,000 per month. In November 2008, Harvest Vinccler extended its lease for office space in Caracas, Venezuela for two years for approximately $10,000 per month. In August 2008, we signed a two-year lease in Roosevelt, Utah for approximately $6,000 per month. In October 2008, we signed a two-year lease for office space in Singapore for approximately $19,000 per month. In April 2009, we signed a two-year lease for office space in Indonesia for approximately $5,000 per month. In September 2009, we signed a two-year lease for office space in Oman for approximately $5,000 per month. In November 2009, we signed a one-year lease for office space in London for approximately $24,000 per month. See Item 1 — Business for a description of our oil and gas properties.
Item 3. Legal Proceedings
     Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Benton-Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May 2003 by Excel alleging, among other things, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys’ fees. In April 2007, the court set the case for trial. The trial date, reset for the first quarter of 2009, had been stayed indefinitely. On October 20, 2009, the stay was lifted. A trial date of November 1, 2010 has been set. We dispute Excel’s claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.
     Uracoa Municipality Tax Assessments. Our Venezuelan subsidiary, Harvest Vinccler has received nine assessments from a tax inspector for the Uracoa municipality in which part of the Uracoa, Tucupita and Bombal fields are located as follows:
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
     In June 2007, the SENIAT issued an assessment for taxes in the amount of $0.4 million for Harvest Vinccler’s failure to withhold VAT from vendors during 2005. Also, the SENIAT imposed penalties and interest in the amount of $1.3 million for Harvest Vinccler’s failure to withhold VAT. In July 2008, the SENIAT adjusted the assessment for penalties and interest to the change in tax units as mandated by the Venezuelan tax code and issued a new assessment for $2.3 million. The change in assessment resulted in an additional $1.0 million expense recorded in the year ended December 31, 2008. In August 2008, Harvest Vinccler filed an appeal in the tax courts and presented a proposed settlement with the SENIAT. In October 2008, after consideration of our proposed settlement, the SENIAT offered a counter-proposal which Harvest Vinccler accepted. Throughout 2009, the General Attorney Office and Harvest Vinccler agreed several times to resuspend the case while the Finance Minister and the SENIAT confirmed their acceptance to the proposed settlement. On December 30, 2009, Harvest Vinccler settled the case for 3.1 million Bolivars (approximately $1.4 million) for penalties and interest and closed the case with the SENIAT’s concurrence. As a result of the settlement, in December 2009, Harvest Vinccler reversed $0.9 million of accrued penalties and interest previously accrued based on notices received from the SENIAT.
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
PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY
     Our common stock is traded on the NYSE under the symbol “HNR”. As of December 31, 2009, there were 33,281,385 shares of common stock outstanding, with approximately 515 stockholders of record. The following table sets forth the high and low sales prices for our Common Stock reported by the NYSE.

Year	Quarter	High	Low
2008	First quarter	$13.02	$10.32
	Second quarter	12.84	9.03
	Third quarter	11.31	9.06
	Fourth quarter	9.59	3.84

2009	First quarter	4.69	2.70
	Second quarter	5.66	3.25
	Third quarter	6.64	4.24
	Fourth quarter	6.39	4.90
     On March 9, 2010, the last sales price for the common stock as reported by the NYSE was $5.48 per share.
     Our policy is to retain earnings to support the growth of our business. Accordingly, our Board of Directors has never declared a cash dividend on our common stock.
STOCK PERFORMANCE GRAPH
     The graph below shows the cumulative total stockholder return over the five-year period ending December 31, 2009, assuming an investment of $100 on December 31, 2004 in each of Harvest’s common stock, the Dow Jones U.S. Exploration & Production Index and the S&P Composite 500 Stock Index.
     This graph assumes that the value of the investment in Harvest stock and each index was $100 at December 31, 2004 and that all dividends were reinvested.

PLOT POINTS
(December 31 of each year)

	2004	2005	2006	2007	2008	2009
Harvest Natural Resources, Inc.	$100	$51	$62	$72	$25	$31
Dow Jones US E&P Index	$100	$166	$174	$244	$142	$201
S&P 500 Index	$100	$105	$121	$128	$81	$102
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
Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
          The following table sets forth our selected consolidated financial data for each of the years in the five-year period ended December 31, 2009. In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. The selected consolidated financial data have been derived from and should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto.

	Year Ended December 31,
	2009	2008	2007(1)	2006(1)	2005
	(in thousands, except per share data)
Statement of Operations:
Total revenues	$181	$—	$11,217	$59,506	$236,941
Operating income (loss)	(30,959)	(54,440)	(19,536)	574	104,571
Net income from Unconsolidated Equity Affiliates	35,757	34,576	55,297	—	—
Net income (loss) attributable to Harvest	(3,107)	(21,464)	60,118	(62,502)	38,876
Net income (loss) attributable to Harvest per common share:
Basic	$(0.09)	$(0.63)	$1.65	$(1.68)	$1.05

Diluted	$(0.09)	$(0.63)	$1.59	$(1.68)	$1.01

Weighted average common shares outstanding
Basic	33,084	34,073	36,550	37,225	36,949
Diluted	33,084	34,073	37,950	37,225	38,444

	Year Ended December 31,
	2009	2008	2007(1)	2006(1)	2005
	(in thousands)
Balance Sheet Data:
Total assets	$348,779	$362,266	$417,071	$468,365	$451,377
Long-term debt, net of current maturities	—	—	—	66,977	—
Total Harvest’s Stockholders’ equity (2)	274,593	273,242	316,647	281,409	337,975

(1)	Activities under our former OSA in Venezuela are reflected under the equity method of accounting effective April 1, 2006. The results of Petrodelta’s operations from April 1, 2006 until December 31, 2007 are reflected in 2007 when Petrodelta was formed.

(2)	No cash dividends were declared or paid during the periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operations
          We had a net loss attributable to Harvest of $3.1 million, or $(0.09) per diluted share, for the twelve months ended December 31, 2009 compared with a net loss attributable to Harvest of $21.5 million, or $(0.63) per diluted share, for the twelve months ended December 31, 2008. Net loss attributable to Harvest for the year ended December 31, 2009 includes $7.8 million of exploration expense and the net equity income from Petrodelta’s operations of $40.7 million. Net loss attributable to Harvest for the year ended December 31, 2008 includes $16.4 million of exploration expense, $10.8 million of dry hole expense and the net equity income from Petrodelta’s operations of $35.9 million.
Petrodelta – Venezuela
          During 2009, Petrodelta drilled and completed 14 successful development wells, suspended one well due to problems with the well and drilled two appraisal wells, produced approximately 7.8 million barrels of oil and sold 4.4 billion cubic feet (“BCF”) of natural gas. Petrodelta was advised by the Venezuelan government that the 2009 production target was approximately 16,000 barrels of oil per day following the December 17, 2008 OPEC meeting establishing new production quotas. However, Petrodelta was allowed to produce at capacity to help fulfill other companies’ production shortfalls, thus averaging 21,464 barrels of oil per day during 2009.
          Petrodelta began the appraisal and testing of its large portfolio of undeveloped resources in the second quarter of 2009. During the second quarter 2009, Petrodelta drilled two successful appraisal wells in the El Salto field, and pilot production commenced from one of the appraisal wells through temporary facilities. The well commenced production on July 18, 2009 and has produced 349,000 barrels of oil through the end of 2009. The second appraisal well will be tested after the permitting process with MENPET is completed.
          Petrodelta shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Currently, Petrodelta has one drilling rig operating in the Uracoa field. On February 4, 2010, Petrodelta’s board of directors endorsed a capital budget of $205 million for Petrodelta’s 2010 business plan. For 2010, the planned drilling program includes utilizing two rigs to drill both development and appraisal wells for both maintaining production capacity and appraising the substantial resource bases in the El Salto field and presently non-producing Isleño field.
          On April 23, 2009, Petrodelta’s board of directors declared a dividend of $51.9 million, $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest). HNR Finance received the cash related to this dividend in the form of an advance dividend in October 2008. We expect to receive future dividends from Petrodelta; however, we expect the amount of any future dividends to be lower in the near term as Petrodelta reinvests most of its earnings into the company in support of its drilling and appraisal activities. Petrodelta’s results and operating information is more fully described in Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 7 – Investment in Equity Affiliates – Petrodelta, S.A.
Diversification
          Beginning in 2005, we recognized the need to diversify our asset base as part of our strategy. We broadened our strategy from our primary focus on Venezuela to identify, access and integrate hydrocarbon assets to include organic growth through exploration in basins globally with proven hydrocarbon systems. We seek to leverage our Venezuelan experience as well as our recently expanded business development and technical platform to create a diversified resource base. With the addition of technical resources, opening of our London and Singapore offices, as well as our minority equity investment in Fusion, we have made significant investments to provide the necessary foundation and global reach required for an organic growth focus. Our organic growth is focused on undeveloped or underdeveloped fields, field redevelopments and exploration. While exploration will become a larger part of our overall portfolio, we will generally restrict ourselves to basins with known hydrocarbon systems and favorable risk-reward profiles. Exploration will be technically driven with a low entry cost and high resource potential that provides sustainable growth. We will continue to seek opportunities where perceived geopolitical risk may provide high reward opportunities in the long term. In 2009, we acquired an exploration asset in Oman that fit our strategy and began production at Monument Butte described below.
United States
          On January 28, 2010, we entered into an agreement with one of the private third parties in our AMI for an option to participate in a new project. We paid $1.5 million for the option to acquire up to a 50 percent interest in the new project. If we exercise our option to participate, we will participate in this project with essentially the same terms as the other existing projects in the AMI. The option to participate expires on June 1, 2010.
Gulf Coast – West Bay
          During the year ended December 31, 2009, operational activities in the West Bay prospect included the interpretation of 3-D seismic, site surveying, and preparation of engineering documents. Interpretation of 3-D seismic data on the West Bay project was completed in the second quarter 2009 and resulted in the identification of a revised set of drilling leads and prospects for the project.
          The AMI participants are currently evaluating the leads and prospects to determine priorities and drilling plans for the West Bay project. Depending on the selected drilling prospects and locations, the drilling may or may not require permit(s) from the U.S. Army Corps of Engineers – Galveston District (“Corps of Engineers”). We expect to firm up plans for initial drilling on the West Bay project during 2010, with the expectation of initial drilling on the West Bay project in 2011. During the year ended December 31, 2009, we incurred $0.4 million for lease acquisition, surveying, permitting and site preparation and $1.5 million for seismic data interpretation. The 2010 budget for the West Bay project is $0.1 million.
Western United States – Antelope
          Activities are in progress on two separate projects on the Antelope prospect in Duchesne County, Utah.
Mesaverde
          The Mesaverde project is targeted to explore for and develop oil and natural gas from multiple reservoir horizons in the Uintah Basin of northeastern Utah in Duchesne and Uintah Counties. Leads and prospects have been identified in three prospective reservoir horizons and initial drilling activities commenced in 2009 on one prospect.
          Operational activities during 2009 on the Mesaverde project focused on continuing leasing activities on private, Allottee, and tribal land, and surveying, preliminary engineering, permitting preparations, and conducting drilling operations on a deep natural gas test well (the Bar F) that commenced drilling on June 15, 2009. The Bar F was permitted to 18,000 feet. The Bar F was drilled to a total depth of 17,566 feet and an extended production test is now in progress. To date, testing has been focused on the evaluation of the natural gas potential of the Mesaverde tight gas reservoir over a prospective interval from 14,000 to 17,400 feet. Completion activities consisted of hydraulic fracturing of eight separate reservoir intervals in the Mesaverde and multiple extended flow tests of the individual fractured intervals, along with a flow test of the commingled eight intervals. While the results to date have not definitively determined the commerciality of a stand-alone development of the Mesaverde, we believe these results indicate progress toward that determination and that the Mesaverde reservoir remains potentially prospective over a portion of our land position. During the year ended December 31, 2009, we incurred $23.4 million for drilling, lease acquisition, surveying, permitting and site preparation and $0.3 million for seismic data program planning. The 2010 budget for the Mesaverde project is $5.7 million; however, contingent on successful results of the Bar F and availability of funds, we plan to increase this budget to $33.0 million.
Monument Butte
          The Monument Butte project is an eight well appraisal and development drilling program to produce oil and natural gas from the Green River formation on the southern portion of our Antelope land position. The

Monument Butte project is non-operated and we hold a 43 percent working interest. The parties have formed a 320 acre AMI which contained the eight drilling locations.
          Operational activities during 2009 on the Monument Butte project focused on resolution of forced pooling issues with a non-consenting interest, negotiations and finalization of an agreement with the operator for the joint drilling operations. As of March 1, 2010, all eight wells have been drilled. Seven wells are currently on production. One additional well is waiting on completion operations and is anticipated to commence production in early March 2010. During the year ended December 31, 2009, we incurred $1.8 million for drilling (including drilling accruals), lease acquisition, surveying, permitting and site preparation. The 2010 budget for the Monument Butte project is $1.1 million which has already been spent in the first quarter of 2010. We are currently evaluating the potential expansion of this drilling program. Contingent on the successful results of this evaluation, negotiation with the operator and availability of funds, this budget could be increased to $4.6 million.
Budong-Budong Project, Indonesia
          Operational activities during 2009 focused on the interpretation of 650 kilometers of 2-D seismic and well planning. Two drill sites have been selected. Currently, the locations for the two test wells are being constructed and the rig and ancillary equipment is being mobilized to the area. It is expected that the first of two exploration wells will spud early in the second quarter of 2010. In accordance with the farm-in agreement, we expect to fund 100 percent of the well expenditures to earn our 47 percent working interest up to a cap of $10.7 million; thereafter, we will pay in proportion to our working interest. During the year ended December 31, 2009, we incurred $0.3 million for surveying, permitting, engineering and well planning and $1.8 million for seismic data processing and interpretation. The 2010 budget for the Budong PSC is $14.9 million. Contingent on the successful results of the two exploratory test wells and availability of funds, this budget could be increased to $28.0 million.
Dussafu Project — Gabon
          Operational activities during 2009 focused on completion of the processing and reprocessing of 1,330 kilometers of 2-D seismic and the pre-stack depth reprocessing of 1,076 square kilometers of 3-D seismic data. The improved imaging from this work has allowed the interpretation to mature the prospect inventory to provide the partnership a number of prospective targets in the sub-salt section, in both the Gamba and Syn-rift plays that are productive in the nearby Etame, Lucina and M’Bya fields. Subject to drilling rig availability, we expect to drill an exploration well in the third quarter of 2010. During the year ended December 31, 2009, we incurred $1.2 million for seismic data processing and reprocessing. The 2010 budget for the Dussafu PSC is $2.2 million. Contingent on rig availability and successful results from the exploration well and availability of funds, this budget could be increased to $20.1 million.
Block 64 EPSA Project — Oman
          On April 11, 2009, we signed an EPSA with Oman for the Block 64 EPSA. Current activities include the compilation of existing data over two prospect areas of approximately 1,000 square kilometers and geological studies to determine drillable prospects. Well planning is expected to commence in 2010 for exploration drilling in 2011. We incurred $2.3 million for costs associated with signing the license, including signature bonus and data compilation and $0.5 million for seismic data processing and reprocessing. The 2010 budget for the Block 64 EPSA is $2.8 million. Contingent on the availability of funds, an additional $1.9 million are planned for this project.
WAB-21 Project – China
          The WAB-21 petroleum contract lies within an area which is the subject of a border dispute between China and Vietnam. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. However, Vietnam, along with the company that is the party to the agreement with Vietnam, recently announced plans for exploration drilling during 2010. While no assurance can be given, we believe this announcement may provide some resolution with the border disputes, although we do not know in what manner any resolution might appear.

Other Exploration Projects
          Relating to other projects, we incurred $1.3 million during the year ended December 31, 2009. The 2010 budget for other projects is $0.3 million. Contingent upon successful test results in Utah and Indonesia and availability of funds, we may increase this budget to $20.4 million.
          Either one of the two exploratory wells to be drilled in 2010 on the Budong PSC or the completion of the well on the Mesaverde project can have a significant impact on our ability to obtain financing, record reserves and generate cash flow in 2010 and beyond.
          In Item 1 – Business and Item 1A – Risk Factors, we discuss the situation in Venezuela and how the actions of the Venezuelan government have and continue to adversely affect our operations. Low crude oil prices and the expectation that dividends from Petrodelta will be minimal over the next two years has restricted our available cash and had a significant adverse effect on our ability to obtain financing to acquire and develop growth opportunities elsewhere.
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
Results of Operations
          The following discussion should be read with the results of operations for each of the years in the three-year period ended December 31, 2009 and the financial condition as of December 31, 2009 and 2008 in conjunction with our consolidated financial statements and related notes thereto.
Years Ended December 31, 2009 and 2008
          We reported a net loss attributable to Harvest of $3.1 million, or $(0.09) diluted earnings per share, for the year ended December 31, 2009, compared with a net loss attributable to Harvest of $21.5 million, or $(0.63) diluted earnings per share, for the year ended December 31, 2008.
          Revenues were higher for the year ended December 31, 2009 compared with the year ended December 31, 2008 due to the Monument Butte wells coming on production in December 2009.
          Total expenses and other non-operating (income) expense (in millions):

	Year Ended
	December 31,		Increase
	2009	2008	(Decrease)
Depletion, depreciation and amortization	$0.4	$0.2	$0.2
Exploration expense	7.8	16.4	(8.6)
Dry hole costs	—	10.8	(10.8)
General and administrative	21.9	27.2	(5.3)
Taxes other than on income	1.0	(0.2)	1.2
Gain on financing transactions	—	(3.4)	3.4
Investment earnings and other	(1.1)	(3.7)	2.6
Interest expense	—	1.7	(1.7)
Income tax expense	1.2	—	1.2
          Depletion and amortization expense per Boe produced during 2009 was $6.59.
          Our accounting method for oil and gas properties is the successful efforts method. During the year ended December 31, 2009, we incurred $4.3 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $2.8 million related to other general business development activities and $0.7 million related to the write off of the remaining carrying value of the Starks prospect. During the year ended December 31, 2008, we incurred $16.4 million of exploration costs related to the purchase and re-processing of seismic data related to our U.S. operations, acquisition of seismic data related to our Indonesia operations, and other general business development activities. Also during the year ended December 31, 2008, we incurred $10.8 million of dry hole costs related to the Harvest Hunter #1 well, which in January 2009 was determined to have no commercial quantities of hydrocarbons and was plugged and abandoned.
          General and administrative costs were lower in the year ended December 31, 2009, than in the year ended December 31, 2008, primarily due to employee related expenses, lower general operations and office costs, and the reversal of accruals no longer required, including penalties and interest of $0.9 million on the resolved SENIAT assessments. Taxes other than on income for the year ended December 31, 2009, were higher than the year ended December 31, 2008 due to the reversal in 2008 of a $1.1 million franchise tax provision that was no longer required.
          We did not participate in any security exchange transactions in the year ended December 31, 2009. During the year ended December 31, 2008, we entered into a securities exchange transaction exchanging U.S. government securities for U.S. Dollar indexed debt issued by the Venezuelan government. This security exchange transaction resulted in a $3.4 million gain on financing transactions for the year ended December 31, 2008.
          Investment earnings and other decreased in the year ended December 31, 2009 compared to the year ended December 31, 2008 due to lower interest rates earned on lower average cash balances. Interest expense was lower for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the repayment of debt in 2008.
          For the year ended December 31, 2009, income tax expense was higher than that of the year ended December 31, 2008 primarily due to additional income tax assessed in the Netherlands of $0.7 million as a result of financing activities, which was recorded in the first quarter of 2009, and additional current income tax in the Netherlands of $0.5 million due to interest income earned from loans to affiliates and on cash balances. No income tax benefit is recorded for the net operating losses incurred as a full valuation allowance has been placed on the related deferred tax asset as management believes that is more likely than not that additional net losses will not be realized through future taxable income. There was no utilization of net operating loss carryforwards in the year ended December 31, 2009.
          Net income from unconsolidated equity affiliates includes two non-recurring adjustments:
•	During the second quarter of 2009, Petrodelta recorded additional pension expense of $15.6 million ($5.0 million net to our 32 percent interest) in the three month period ended June 30, 2009 based on an actuarial study commissioned by PDVSA which was finalized during the second quarter of 2009. During the fourth quarter of 2009, Petrodelta received a revised allocation of its pension obligation from PDVSA which reflected an update to the actuarial study based on a further refinement of assumption and a revised allocation methodology as a result of an analysis of more detailed census data specific to each mixed company not previously available. This revised allocation resulted in a decrease of $8.4 million ($2.7 million net to our 32 percent interest) to the pension and retirement plan costs as compared to those previously recorded to Petrodelta in May 2009. This change in management’s estimate related to the pension and retirement plan costs was recorded in December 2009.

•	Based on cash flow projections and considering Fusion’s current liquidity, we performed a review at December 31, 2009 for impairment of our minority equity investment in Fusion. Based on this review, we concluded that Fusion’s potential business opportunities did not support its on-going cash flow requirements; and therefore, we recorded a $1.6 million charge to fully impair the carrying value of our equity investment in Fusion at December 31, 2009.
See Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 7 – Investment in Equity Affiliates for additional information.
Years Ended December 31, 2008 and 2007
          We reported a net loss attributable to Harvest of $21.5 million, or $(0.63) diluted earnings per share, for the year ended December 31, 2008 compared to net income attributable to Harvest of $60.1 million, or $1.59 diluted earnings per share, for the year end December 31, 2007.
          We included the results of operations of Harvest Vinccler in our consolidated financial statements and reflected the 20 percent ownership interest of OGTC as a noncontrolling interest in 2005 and the first quarter of 2006. Since April 1, 2006, our minority equity investment in Petrodelta has been reflected under the equity method of accounting. We recorded the cumulative effect from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007. The year ended December 31, 2008 includes net income from unconsolidated equity affiliates for Petrodelta on a current basis. See Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 7 – Investment in Equity Affiliates – Petrodelta, S.A. for Petrodelta’s results of operations which reflect the results for the years ended December 31, 2009, 2008 and 2007, comparatively.

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
          Total expenses and other non-operating (income) expense (in millions):

	Year Ended
	December 31,		Increase
	2008	2007	(Decrease)
Depreciation	$0.2	$0.4	$(0.2)
Exploration expense	16.4	0.9	15.5
Dry hole costs	10.8	—	10.8
General and administrative	27.2	29.1	(1.9)
Taxes other than on income	(0.2)	0.4	(0.6)
Gain on financing transactions	(3.4)	(49.6)	46.2
Investment earnings and other	(3.7)	(9.1)	5.4
Interest expense	1.7	8.2	(6.5)
Income tax expense	—	6.3	(6.3)
          In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. During the year ended December 31, 2008, we incurred $16.4 million of exploration costs related to the purchase and re-processing of seismic data related to our U.S. operations, acquisition of seismic data related to our Indonesia operations, and other general business development activities. Also during the year ended December 31, 2008, we incurred $10.8 million of dry hole costs related to the Harvest Hunter #1 well, which in January 2009 was determined to have no commercial quantities of hydrocarbons and was plugged and abandoned. During the year ended December 31, 2007, we incurred $0.9 million of exploration costs related to other foreign general business development.
          General and administrative costs were lower in the year ended December 31, 2008, than in the year ended December 31, 2007, primarily due to employee related expenses and lower contract services. Taxes other than on income for the year ended December 31, 2008, were lower than the year ended December 31, 2007 due to the reversal of a $1.1 million franchise tax provision that was no longer required.
          During the years ended December 31, 2008 and 2007, we entered into securities exchange transactions exchanging U.S. government securities for U.S. Dollar indexed debt issued by the Venezuelan government. These security exchange transactions resulted in a $3.4 million and $49.6 million gain on financing transactions for the years ended December 31, 2008 and 2007, respectively.
          Investment earnings and other decreased in the year ended December 31, 2008, as compared to the same period of the prior year due to lower interest rates earned on lower cash balances. Interest expense decreased due to the payment of Harvest Vinccler’s Bolivar denominated debt in July of 2008.
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

Capital Resources and Liquidity
          The oil and natural gas industry is a highly capital intensive and cyclical business with unique operating and financial risks (see Item 1A — Risk Factors). We require capital principally to fund the exploration and development of new oil and gas properties. For calendar year 2010, we have preliminarily established an exploration and drilling budget of approximately $27.1 million. We are concentrating a substantial portion of this budget on the development of our Antelope prospect and Budong PSC. Contingent upon the successful test results of the exploratory well drilled on the Antelope prospect, the exploratory wells to be drilled on the Budong PSC and availability of funds, we have planned capital expenditures of up to $110.8 million to evaluate and develop our prospect portfolio in the United States and international locations, excluding Venezuela’s self funding program. We currently believe that Petrodelta will fund its own operations and continue to pay dividends although no dividends are expected in 2010 based on our current forecast. In Item 1A – Risk Factors, we discuss a number of variables and risks related to our minority equity investment in Petrodelta and exploration projects that could significantly utilize our cash balances, affect our capital resources and liquidity. We also point out that the total capital required to develop the fields in Venezuela may exceed Petrodelta’s available cash and financing capabilities, and that there may be operational or contractual consequences due to this inability.
          Based on our cash balance of $32 million at December 31, 2009, we will be required to raise additional funds in order to fund our future operating and capital expenditures. As we disclosed in previous filings, our cash is being used to fund oil and gas exploration projects and to a lesser extent general and administrative costs. Through December 31, 2009, our exploration expenditures outside of Venezuela have resulted in a modest amount of new proved reserves in Utah in the United States. If we are not able to raise additional capital or prove up additional sources of revenue, there will be a need to reduce our projected expenditures which could limit our ability to operate our business. Currently, our primary source of cash is dividends from Petrodelta. However, there is no certainty that Petrodelta will pay dividends in 2010 or 2011. Our lack of cash flow and the unpredictability of cash dividends from Petrodelta could make it difficult to obtain financing, and accordingly, there is no assurance adequate financing can be raised. We continue to pursue, as appropriate, additional actions designed to generate liquidity including seeking of financing sources, accessing equity and debt markets, exploration of our properties worldwide, and cost reductions. In addition, we could delay discretionary capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, if necessary. There can be no assurances that any of these possible efforts will be successful or adequate, and if they are not, our financial condition and liquidity could be materially adversely affected.
          On February 17, 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes. Under the terms of the notes, we will pay interest semi-annually and the notes will mature on March 1, 2013, unless earlier redeemed, repurchased or converted. The notes are convertible into shares of our common stock at a conversion rate of 175.2234 shares of common stock per $1,000 principal amount of convertible notes, equivalent to a conversion price of approximately $5.71 per share of common stock, subject to adjustment. The notes are our general unsecured obligations, ranking equally with all of our other unsecured senior indebtedness, if any, and senior in right of payment to any of our subordinated indebtedness, if any. The notes are also redeemable in certain circumstances at our option and may be repurchased by us at the purchaser’s option in connection with occurrence of certain events. The net proceeds of the offering to us were approximately $30.0 million, after deducting underwriting discounts, commissions and estimated offering expenses. We intend to use these net proceeds to fund capital expenditures and for working capital needs and general corporate purposes.
          In addition, we are currently contemplating one particular additional source of financing through an Islamic (sukuk) financing, in which one of our subsidiaries would form and contribute certain assets to a partnership and subsequently sell a minority interest in the partnership to one or more third parties for approximately $250 million. Although the terms of this transaction have not been finalized, we anticipate that the terms would include our agreement to pay all or a substantial portion of the dividends paid by Petrodelta to which we are entitled over the next five or six years to reacquire all of the third-party partnership interests, including premiums thereon. While we may be able to consummate this financing transaction during the first half of 2010, there can be no assurances that this transaction will be consummated, and we may consider alternative forms of additional financing if we deem necessary or advisable with respect to our operations from time to time.
          On February 5, 2003, Venezuela imposed currency controls and created CADIVI with the task of establishing the detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar and restrict the ability to exchange Bolivars for U.S. Dollars and vice versa. The U.S. Dollar and Bolivar exchange rates had not been adjusted since March 2005 until January 8, 2010 when the Venezuelan government adjusted the exchange rate from 2.15 Bolivars per U.S. Dollar to 2.60 Bolivars per U. S. Dollar for the food, health, medical and technology sectors; and 4.30 Bolivars per U. S. Dollar for all other sectors not expressly established by the 2.60 Bolivar exchange rate. The U.S. Dollar is the functional reporting currency for both Petrodelta and Harvest Vinccler. The Bolivar is not readily convertible into the U.S. Dollar. The Venezuelan currency conversion restriction has not adversely affected our ability to meet short-term loan obligations and operating requirements for the foreseeable future.
     Working Capital. Our capital resources and liquidity are affected by the ability of Petrodelta to pay dividends. On April 23, 2009, Petrodelta’s board of directors declared a dividend of $51.9 million, $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest). HNR Finance received the cash related to this dividend in the form of an advance dividend in October 2008. We expect to receive future dividends from Petrodelta; however, we expect the amount of any future dividends to be lower in the near term as Petrodelta reinvests most of its earnings into the company in support of its drilling and appraisal activities. In June 2009, CVP issued instructions to all mixed companies regarding the accounting for deferred tax assets. The mixed companies have been instructed to set up a reserve within the equity section of the balance sheet for deferred tax assets. The setting up of the reserve had no effect on Petrodelta’s financial position, results of operation or cash flows. However, the new reserve could have a negative impact on the amount of dividends received in the future. In addition to reinvesting earnings into the company in support of its drilling and appraisal activities, the decline in the price per barrel affects Petrodelta’s ability to pay dividends. All available cash will be used to meet current operating requirements and will not be available for dividends. See Item 1 — Business, Petrodelta and Item 1A — Risk Factors for a more complete description of the situation in Venezuela and other matters.
     The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	(in thousands except as indicated)
	2009	2008	2007
Net cash provided by (used in) operating activities	$(34,945)	$50,380	$(20,655)
Net cash provided by (used in) investing activities	(28,603)	(23,055)	69,960
Net cash used in financing activities	(1,300)	(51,001)	(76,543)

Net decrease in cash	$(64,848)	$(23,676)	$(27,238)

Working Capital	34,206	77,010	111,534
Current Ratio	3.0	3.0	3.6
Total Cash, including restricted cash	32,317	97,165	127,610
Total Debt	—	—	9,302
     The decrease in working capital of $42.8 million was for capital expenditures and administrative expenses.
     Cash Flow from Operating Activities. During the year ended December 31, 2009, net cash used in operating activities was approximately $34.9 million. During the year ended December 31, 2008, net cash provided by operating activities was approximately $50.4 million. The $85.3 million decrease was primarily due to the receipts in 2008 of a $72.5 million dividend net to HNR Finance ($58.0 million net to our 32 percent interest) and advance dividend of $20.8 million net to HNR Finance ($16.6 million net to our 32 percent interest) from our unconsolidated equity affiliate and payment of advances by PDVSA offset by payment of the accounts payable related party, repurchase of treasury stock, payment of a dividend to the noncontrolling interest in Harvest-Vinccler Dutch Holding, B.V., and capital expenditures.
     Cash Flow from Investing Activities. During the year ended December 31, 2009, we had cash capital expenditures of approximately $28.0 million. Of the 2009 expenditures, $0.4 million was attributable to the West Bay project, $23.7 million was attributable to the Antelope prospect, $0.3 million was attributable to exploration activity on the Budong PSC, $2.3 million was attributable to the Block 64 EPSA project and $1.3 million on other projects. During the year ended December 31, 2008, we had cash capital expenditures of approximately $26.3 million. Of the 2008 expenditures, $4.7 million was attributable to the Gulf Coast prospects, $10.8 million was attributable to the Harvest Hunter #1 exploration well, $4.2 million was attributable to the Antelope prospect, $0.1 million was attributable to the Budong PSC, $5.3 million was attributable to the Dussafu PSC, and $1.2 million on other projects. During the year ended December 31, 2008, we increased our minority equity investment in Fusion by purchasing an additional two percent interest for $2.2 million. During the year ended December 31, 2008, $6.8 million of restricted cash used as collateral for loans which were repaid was returned to us. During the year ended December 31, 2009 and 2008, we incurred $0.6 million and $1.3 million, respectively, of investigatory costs related to various international and domestic exploration studies.
     With the conversion to Petrodelta, Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures of $27.1 million for 2010 for U.S., Indonesia, Gabon and Oman operations will be funded through our existing cash balances, the February 2010 debt offering, other financing sources, accessing equity and debt markets, and cost reductions. In addition, we could delay discretionary capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.
     Cash Flow from Financing Activities. During the year ended December 31, 2009 we incurred $1.7 million in legal fees associated with prospective financing. During year ended December 31, 2008, Harvest Vinccler repaid 20 million Bolivars (approximately $9.3 million) of its Bolivar denominated debt, we redeemed the 20 percent minority interest in our Barbados affiliate, incurred $1.1 million in legal fees associated with prospective financing, and we paid a dividend of $14.9 million to the noncontrolling interest in Harvest-Vinccler Dutch Holding, B.V.
     In July 2008, our Board of Directors authorized the purchase of up to $20 million of our common stock from time to time through open market transactions. As of December 31, 2008, 1.2 million shares of stock had been purchased at an average cost of $10.17 per share for a total cost of $12.2 million of the $20 million authorization. During the year ended December 31, 2009, no stock was purchased under the program.
Contractual Obligations
     We have a lease obligation of approximately $32,000 per month for our Houston office space. This lease runs through July 2014. In addition, Harvest Vinccler has lease obligations for office space in Caracas, Venezuela for approximately $10,000 per month. This lease runs through November 2010. We also have lease commitments for an office in Utah for approximately $6,000 per month, an office in Singapore for approximately $19,000 per month, an office space in Indonesia for approximately $5,000 per month, an office in Oman for approximately $5,000 per month and an office in London for approximately $24,000 per month. These leases expire in September 2010, October 2010, March 2011, August 2011 and November 2010, respectively. Our London office space is leased on a month-to-month basis with no long term commitment. We do not have any long-term contractual commitments for any of our projects.

	Payments (in thousands) Due by Period
		Less than			After 4
Contractual Obligation	Total	1 Year	1-2 Years	3-4 Years	Years
Office Leases	$2,674	$1,215	$459	$407	$593
Asset Retirement Obligation	50	—	—	—	50

Total Contractual Obligations	$2,724	$1,215	$459	$407	$643

Effects of Changing Prices, Foreign Exchange Rates and Inflation
     Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.
     Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005 and again in January 2010. The currency conversion restrictions or the adjustment in the exchange rate have not had a material impact on us at this time. Dividends from Petrodelta will be denominated in U.S. Dollars when paid. Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is potentially an important factor with respect to results of operations in Venezuela.

     During the years ended December 31, 2009 and 2008, our net foreign exchange gains attributable to our international operations were minimal. The U.S. Dollar and Bolivar exchange rates have not been adjusted from March 2005 until January 2010. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. We have recognized significant exchange gains and losses in the past, resulting from fluctuations in the relationship of the Venezuelan currency to the U.S. Dollar. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.
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
     The U.S. Dollar is the reporting and functional currency for all of our controlled subsidiaries and Petrodelta.
Revenue Recognition
     We record revenue for our U.S. oil and natural gas operations when we deliver our production to the customer and collectability is reasonably assured. Revenues from the production of oil and natural gas on properties in which we have joint ownership are recorded under the sales method. Differences between these sales and our entitled share of production are not significant.
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
Property and Equipment
     We follow the successful efforts method of accounting for our oil and gas properties. Under this method, oil and natural gas lease acquisition costs are capitalized when incurred. Unproved properties with individually significant acquisition costs are assessed quarterly on a property-by-property basis, and any impairment in value is recognized. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized over the average holding period. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Lease rentals are expensed as incurred.
     Oil and natural gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered proved reserves. Exploratory drilling costs are capitalized when drilling is completed if it is determined that there is economic producibility supported by either actual production, conclusive formation test or by certain technical data. If proved reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the projects is being made. Costs to develop proved reserves, including the costs of all development wells and related equipment used in production of natural gas and crude oil, are capitalized.
     Depreciation, depletion, and amortization of the cost of proved oil and natural gas properties are calculated using the unit of production method. The reserve base used to calculate depletion, depreciation or amortization for leasehold acquisition costs and the cost to acquire proved properties is proved reserves. With respect to lease and well equipment costs, which include costs and successful exploration drilling costs, the reserve base is proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Certain other assets are depreciated on a straight-line basis.
     Assets are grouped in accordance with paragraph 30 of the accounting standard for financial accounting and reporting by oil and gas producing companies. The basis for grouping is reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.
     Amortization rates are updated to reflect: 1) the addition of capital costs, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions and/or property dispositions and 4) impairments.
     We account for impairments of proved propertied under the provisions of the accounting standard for accounting for the impairment or disposal of long-lived assets. When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field level to the amortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the amortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.
Reserves
     In December 2009, we adopted revised oil and gas reserve estimation and disclosure requirements which conforms the definition of proved, probable and possible reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The new accounting standard requires that the unweighted average, first-day-of-the-month price during the 12-month period preceding the end of the year, rather than the year-end price, be used when estimating reserve quantities and permits the use of reliable technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Prior-year data are presented in accordance with FASB oil and gas disclosure requirements effective during those periods.
     Proved reserves are those quantities of oil and gas which by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs and under existing economic conditions, operating methods, government regulations, etc., i.e., at prices as described above and costs as of the date the estimates are made. Prices include consideration of changes in existing prices provided only by contractual arrangements, and do not include adjustments based upon expected future conditions. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Possible reserves are those additional reserves which are less certain to be recovered than probable reserves and thus the probability of achieving or exceeding the proved plus probable plus possible reserves is low.
     Reserves may be estimated using probabilistic methods in which there is at least a 90 percent probability of recovery of proved reserves, at least a 50 percent probability of recovery of probable reserves, and at least a 10 percent probability of recovery of possible reserves. Our probable reserves were calculated using probabilistic methods and represent the 50 percent probability that the actual quantities recovered will be equal to or greater than the proved plus probable estimate. The larger quantity of proved reserves plus probable reserves, as compared to proved reserves only, is attributable largely to using a less conservative interpretation of reservoir size and recovery factor in estimating probable reserves.

     The estimate of reserves is made using available geological and reservoir data as well as production performance data. These estimates are prepared by an independent third party petroleum engineering consulting firm and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions, as well as changes in the expected recovery associated with infill drilling. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits earlier. A material adverse change in the estimated volumes of proved reserves could have a negative impact on DD&A expense and could result in the recognition of an impairment.
Accounting for Asset Retirement Obligation
     If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, we record a liability (an asset retirement obligation or “ARO”) on our consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for our Company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis within the related asset group. Accretion is included in operating expenses and depreciation is included in depreciation, depletion and amortization on our consolidated statement of income.
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
New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard for subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard is effective for interim or annual periods ending after June 15, 2009. We adopted this standard effective June 15, 2009. The adoption of this standard did not have an effect on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued an accounting standard for accounting for transfers of financial assets. The objective in issuing this standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This standard is effective for annual periods beginning after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued an amendment to the financial interpretation to improve financial reporting by enterprises involved with variable interest entities. This amendment is effective for annual periods beginning after November 15, 2009. This amendment did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued an accounting standard that codifies and modifies the hierarchy of generally accepted accounting principles. This standard is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in this standard is now nonauthoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.
     In December 2009, the FASB issued its final updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas (Topic 932) with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and is effective as of December 31, 2009.
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
     The information required by this item is included herein on pages S-1 through S-40.

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
     Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of December 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
     Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
     During the year ended December 31, 2009, management further enhanced the controls necessary to ensure that all necessary adjustments are appropriately analyzed and recorded on a timely basis. These enhancements were in place and operating effectively as of December 31, 2009.
     Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect that Company’s internal control over financial reporting.

Item 9B.	Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Please refer to the information under the captions “Election of Directors” and “Executive Officers” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
     Please refer to the information under the caption “Executive Compensation” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Please refer to the information under the caption “Stock Ownership” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Please refer to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
     Please refer to the information under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(b) 3. Exhibits:
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Indenture dated as of February 17, 2010, between Harvest Natural Resources, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 18, 2010, File No. 1-10762.)

4.5	First Supplemental Indenture dated as of February 17, 2010 between Harvest Natural Resources, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on February 18, 2010, File No. 1-10762.)

4.6	Form of 8.25% Senior Convertible Notes due 2013. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on February 18, 2010, File No. 1-10762.)

10.1	2001 Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on April 9, 2002 (Registration Statement No. 333-85900).)

10.2	Harvest Natural Resources 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration Statement No. 333-115841).)

10.3†	Form of Indemnification Agreement between Harvest Natural Resources, Inc. and each Director and Executive Officer of the Company. (Incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.4	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.5	Form of 2004 Long Term Stock Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.6	Form of 2004 Long Term Stock Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.7†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Karl L. Nesselrode. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.8†	Employment Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.9†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.24 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.10†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.11†	Stock Option Agreement dated September 26, 2005, between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.26 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.12	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.13	Form of 2006 Long Term Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.14	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.15	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.16†	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.17†	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.18	Form of 2006 Long Term Incentive Plan Stock Option Agreement — Five Year Vesting, Seven Year Term. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 13, 2007, File No. 1-10762.)

10.19	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 3, 2007, File No. 1-10762.)

10.20†	Employment Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.21†	Stock Option Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.22†	Employee Restricted Stock Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.23	Contract for Conversion to a Mixed Company between Corporación Venezolana del Petróleo, S.A., Harvest-Vinccler, S.C.A. and HNR Finance B.V. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 1, 2007, File No. 1-10762.)

10.24†	Employment Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.25†	Stock Option Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.26†	Employee Restricted Stock Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.27†	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.28†	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.29†	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.30†	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.31†	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.32†	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.33	Placement Agent Agreement dated February 10, 2010, by and among Harvest Natural Resources, Inc., as issuer, and Lazard Capital Markets LLC and Madison Williams and Company LLC, as placement agents, relating to the 8.25% Senior Convertible Notes due 2013. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 11, 2010, File No. 1-10762.)

10.34	Form of Standard Subscription Agreement, to be entered into by and among Harvest Natural Resources, Inc. and certain purchasers signatory thereto. (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 11, 2010, File No. 1-10762.)

10.35	Form of Subscription Agreement, to be entered into by and among Harvest Natural Resources, Inc. and certain purchasers signatory thereto. (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on February 11, 2010, File No. 1-10762.)

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ryder Scott Company, LP.

23.3	Consent of HLB PGFA Perales, Pistone & Asociados — Caracas, Venezuela.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

99.1	Reserve report dated February 26, 2009 between Harvest (US) Holdings, Inc. and Ryder Scott Company.

99.2	Reserve report dated February 26, 2009 between HNR Finance B.V. and Ryder Scott Company.

†	Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) and (b) of Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Harvest Natural Resources, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Harvest Natural Resources, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing as Schedule II in Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 1, 2009. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it estimates the quantities of proved oil and natural gas reserves in 2009.
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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 16, 2010

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,317	$97,165
Accounts and notes receivable, net	11,478	11,570
Advances to equity affiliate	4,927	3,732
Prepaid expenses and other	2,214	3,964

TOTAL CURRENT ASSETS	50,936	116,431

OTHER ASSETS	3,613	3,316
INVESTMENT IN EQUITY AFFILIATES	233,989	218,982
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	58,543	22,328
Other administrative property	3,085	2,368

	61,628	24,696
Accumulated depreciation and amortization	(1,387)	(1,159)

	60,241	23,537

	$348,779	$362,266

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$696	$1,662
Advance from equity affiliate	—	20,750
Accrued expenses	10,253	12,241
Accrued interest	4,691	4,691
Income taxes payable	1,090	77

TOTAL CURRENT LIABILITIES	16,730	39,421

ASSET RETIREMENT LIABILITY	50	—

COMMITMENTS AND CONTINGENCIES	—	—

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at December 31, 2009 and 2008; issued 39,495 shares and 39,128 shares at December 31, 2009 and 2008, respectively	395	391
Additional paid-in capital	213,337	208,868
Retained earnings	126,244	129,351
Treasury stock, at cost, 6,448 shares and 6,444 shares at December 31, 2009 and 2008, respectively	(65,383)	(65,368)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	274,593	273,242
NONCONTROLLING INTEREST	57,406	49,603

TOTAL EQUITY	331,999	322,845

	$348,779	$362,266

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Revenues
Oil sales	$160	$—	$11,217 *
Gas sales	21	—	—

	181	—	11,217

Expenses
Depletion, depreciation and amortization	436	201	384
Exploration expense	7,824	16,402	850
Dry hole costs	—	10,828	—
General and administrative	21,854	27,215	29,096
Taxes other than on income	1,026	(206)	423

	31,140	54,440	30,753

Loss from Operations	(30,959)	(54,440)	(19,536)
Other Non-Operating Income (Expense)
Gain on Financing Transactions	—	3,421	49,623
Investment earnings and other	1,085	3,663	9,051
Interest expense	(5)	(1,730)	(8,224)

	1,080	5,354	50,450

Income (Loss) from Consolidated Companies Before Income Taxes	(29,879)	(49,086)	30,914
Income Tax Expense	1,182	25	6,312

Income (Loss) from Consolidated Companies	(31,061)	(49,111)	24,602
Net Income from Unconsolidated Equity Affiliates	35,757	34,576	55,297

Net Income (Loss)	4,696	(14,535)	79,899

Less: Net Income Attributable to Noncontrolling Interest	7,803	6,929	19,781

Net Income (Loss) Attributable to Harvest	$(3,107)	$(21,464)	$60,118

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$(0.09)	$(0.63)	$1.65

Diluted	$(0.09)	$(0.63)	$1.59

*	Recognition of deferred revenue in 2007 – See Note 1 – Organization and Summary of Significant Accounting Policies – Revenue Recognition.
See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common		Additional			Non-
	Shares	Common	Paid-in	Retained	Treasury	Controlling	Total
	Issued	Stock	Capital	Earnings	Stock	Interest	Equity
Balance at January 1, 2007	37,974	$380	$194,176	$90,697	$(3,844)	$37,765	$319,174

Issuance of common shares:
Exercise of stock options	402	4	1,934	—	—	—	1,938
Employee stock-based compensation	137	1	5,828	—	—	—	5,829
Purchase of Treasury Shares	—	—	—	—	(32,647)	—	(32,647)
Net Income	—	—	—	60,118	—	19,781	79,899

Balance at December 31, 2007	38,513	385	201,938	150,815	(36,491)	57,546	374,193

Issuance of common shares:
Exercise of stock options	547	5	1,560	—	—	—	1,565
Employee stock-based compensation	68	1	5,370	—	—	—	5,371
Purchase of Treasury Shares	—	—	—	—	(28,877)	—	(28,877)
Distribution to noncontrolling Interests	—	—	—	—	—	(14,872)	(14,872)
Net Income (Loss)	—	—	—	(21,464)	—	6,929	(14,535)

Balance at December 31, 2008	39,128	391	208,868	129,351	(65,368)	49,603	322,845

Issuance of common shares:
Exercise of stock options	205	2	384	—	—	—	386
Employee stock-based compensation	162	2	4,085	—	—	—	4,087
Purchase of Treasury Shares	—	—	—	—	(15)	—	(15)
Net Income (Loss)	—	—	—	(3,107)	—	7,803	4,696

Balance at December 31, 2009	39,495	$395	$213,337	$126,244	$(65,383)	$57,406	$331,999

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
		(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$4,696	$(14,535)	$79,899
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	436	201	384
Dry hole costs	—	10,828	—
Gain on financing transactions	—	(3,421)	(49,623)
Net income from unconsolidated equity affiliates	(35,757)	(34,576)	(55,297)
Non-cash compensation related charges	4,087	6,061	6,108
Deferred income taxes	—	—	5,608
Dividend received from equity affiliate	—	72,530	—
Changes in operating assets and liabilities:
Accounts and notes receivable	92	548	393
Advances to equity affiliate	(1,195)	12,620	2,794
Prepaid expenses and other	(1,055)	(5,632)	214
Accounts payable	(966)	(2,957)	2,122
Accounts payable, related party	—	(10,093)	456
Advance from equity affiliate	—	20,750	—
Accrued expenses	(6,296)	(1,073)	(1,251)
Accrued interest	—	(445)	(1,714)
Deferred revenue	—	—	(11,217)
Income taxes payable	1,013	(426)	469

Net Cash Provided By (Used In) Operating Activities	(34,945)	50,380	(20,655)

Cash Flows from Investing Activities:
Additions of property and equipment	(28,022)	(26,317)	(647)
Investments in equity affiliates	—	(2,161)	(7,388)
(Increase) decrease in restricted cash	—	6,769	82,120
Investment costs	(581)	(1,346)	(4,125)

Net Cash Provided By (Used In) Investing Activities	(28,603)	(23,055)	69,960

Cash Flows from Financing Activities:
Net proceeds from issuances of common stock	386	1,565	1,938
Purchase of treasury stock	—	(29,416)	(32,755)
Financing costs	(1,686)	(1,075)	—
Payments of note payable	—	(7,211)	(45,726)
Dividend paid to minority interest	—	(14,864)	—

Net Cash Used In Financing Activities	(1,300)	(51,001)	(76,543)

Net Decrease in Cash and Cash Equivalents	(64,848)	(23,676)	(27,238)
Cash and Cash Equivalents at Beginning of Year	97,165	120,841	148,079

Cash and Cash Equivalents at End of Year	$32,317	$97,165	$120,841

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest expense	$5	$768	$7,972

Cash paid during the year for income taxes	$169	$456	$201

See accompanying notes to consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:
     During the year ended December 31, 2009, we issued 0.2 million shares of restricted stock valued at $0.7 million. Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 3,757 shares being added to treasury stock at cost.
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

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 — Organization and Summary of Significant Accounting Policies
     Harvest Natural Resources, Inc. (“Harvest”) is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1989, when it was incorporated under Delaware law. We have significant interests in the Bolivarian Republic of Venezuela (“Venezuela”) through our ownership in Petrodelta, S.A. (“Petrodelta”). HNR Finance B.V. (“HNR Finance”) has a 40 percent ownership interest in Petrodelta. As we indirectly own 80 percent of HNR Finance, we indirectly own a net 32 percent interest in Petrodelta, and our partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), indirectly owns the remaining eight percent equity interest. Corporación Venezolana del Petroleo S.A. (“CVP”) owns the remaining 60 percent of Petrodelta. Petrodelta is governed by its own charter and bylaws. We have exploration acreage in the Gulf Coast Region of the United States, the Antelope prospect in the Western United States, mainly onshore in West Sulawesi in the Republic of Indonesia (“Indonesia”), offshore of the Republic of Gabon (“Gabon”), onshore in the Sultanate of Oman (“Oman”), and offshore of the People’s Republic of China (“China”). We also have production from the Monument Butte project in the Antelope prospect. See Note 8 – United States, Note 9 – Indonesia, Note 10 – Gabon, Note 11 – Oman and Note 12 – China.
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
Reporting and Functional Currency
     The United States Dollar (“U.S. Dollar”) is our reporting and functional currency. Amounts denominated in non-U.S. Dollar currencies are re-measured in U.S. Dollars, and all currency gains or losses are recorded in the consolidated statement of operations. We attempt to manage our operations in such a manner as to reduce our exposure to foreign exchange losses. However, there are many factors that affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence.
     The U.S. Dollar is the reporting and functional currency for all of our controlled subsidiaries and Petrodelta.
Revenue Recognition
     Until March 31, 2006, each quarter, Harvest Vinccler, S.C.A. (“Harvest Vinccler”) invoiced Petroleos de Venezuela S.A. (“PDVSA”), based on barrels of oil accepted by PDVSA during the quarter, using quarterly adjusted U.S. Dollar contract service fees per barrel. With the formation of Petrodelta in 2007, Harvest Vinccler recognized deferred revenue of $11.2 million for 2005 and first quarter 2006 deliveries that had been deferred pending clarification on the calculation of crude prices under a transitory agreement signed in August 2005 between Harvest Vinccler and PDVSA.

     We record revenue for our U.S. oil and natural gas operations when we deliver our production to the customer and collectability is reasonably assured. Revenues from the production of oil and natural gas on properties in which we have joint ownership are recorded under the sales method. Differences between these sales and our entitled share of production are not significant.
Cash and Cash Equivalents
     Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months.
Fair Value Measurements
     We adopted the accounting standard for fair value measurements for financial assets as of January 1, 2008 and for non-financial assets and liabilities as of January 1, 2009. This standard provides guidance for using fair value to measure assets and liabilities. This standard also clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The standard applies whenever other standards require assets or liabilities to be measured at fair value. The adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.
     At December 31, 2009 and 2008, cash and cash equivalents include $26.8 million and $88.6 million, respectively, in a money market fund comprised of high quality, short term investments with minimal credit risk which are reported at fair value. The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy based on the criteria in the accounting standard for fair value measurements.
Credit Risk and Operations
     All of our total consolidated revenues in 2007 related to operations in Venezuela. Petrodelta’s sole source of revenues for its production is PDVSA Petroleo S.A. (“PPSA”), a 100 percent owned subsidiary of PDVSA, which maintains full ownership of all hydrocarbons in its fields. The sale of oil and natural gas by Petrodelta to the Venezuelan government is pursuant to a Contract for Sale and Purchase of Hydrocarbons with PPSA which was signed on January 17, 2008.
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
     Each note is analyzed to determine if it is impaired pursuant to the accounting standard for accounting by creditors for impairment of a loan. A note is impaired if it is probable that we will not collect all principal and interest contractually due. We do not accrue interest when a note is considered impaired. All cash receipts on impaired notes are applied to reduce the accrued interest on the note until the interest is made current and, thereafter, applied to reduce the principal amount of such notes.
     During the year ended December 31, 2008, we reclassified $2.7 million of prepaid land costs for the Antelope project to notes receivable. The note is due in less than one year and bears interest at a rate of 12 percent and is secured by a revenue interest in a well currently being evaluated. At December 31, 2009, notes receivable plus accrued interest was approximately $3.3 million.
Other Assets
     Other assets consist of investigative costs associated with new business development projects. These costs are reclassified to oil and natural gas properties or expensed depending on management’s assessment of the likely outcome of the project. During the year ended December 31, 2009, $1.4 million was reclassified to oil and gas properties and $1.7 million was reclassified to exploration expense. During the year ended December 31, 2008, $3.8 million was reclassified to oil and gas properties and $1.2 million was reclassified to exploration expense.
Property and Equipment
     The major components of property and equipment at December 31 are as follows (in thousands):

	2009	2008
Proved property costs	$1,646	$—
Unproved property costs	54,111	20,960
Oilfield inventories	2,786	1,368
Furniture and fixtures	3,085	2,368

	61,628	24,696
Accumulated depletion, impairment and depreciation	(1,387)	(1,159)

	$60,241	$23,537

     Properties and equipment are stated at cost less accumulated depletion, depreciation and amortization (“DD&A”). Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of properties and equipment, net of the related accumulated DD&A, is removed and, if appropriate, gains or losses are recognized in investment earnings and other.
     We follow the successful efforts method of accounting for our oil and gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense. During the year ended December 31, 2008, we charged to exploration expense $10.8 million of exploratory well costs associated with the Harvest Hunter #1. Costs of drilling successful exploratory wells, all development wells, and related production equipment and facilities are capitalized and depleted or depreciated using the unit-of-production method as oil and gas is produced. Depletion expense, which was all attributable to the Monument Butte project, for the year ended December 31, 2009, was $0.03 million ($6.59 per equivalent barrel).
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
     Proved oil and gas properties are reviewed for impairment at a level for which identifiable cash flows are independent of cash flows of other assets when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future net cash flows are determined based on estimated future oil and gas sales revenues less future expenditures necessary to develop and produce the reserves. If the sum of these undiscounted estimated future net cash flows is less than the carrying amount of the property, an impairment loss is recognized for the excess, if any, of the property’s carrying amount over its estimated fair value, which is generally based on discounted future net cash flows. No impairment of proved oil and gas properties was required in 2009.
     Costs of drilling and equipping successful exploratory wells, development wells, asset retirement liabilities and costs to construct or acquire offshore platforms and other facilities, are depreciated using the unit-of-production method based on total estimated proved developed reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved leaseholds, are depleted using the unit-of-production method based on total estimated proved reserves. All other properties are stated at historical acquisition cost, net of allowance for impairment, and depreciated using the straight-line method over the useful lives of the assets.
     Undeveloped property costs, including oilfield inventories, consist of $3.1 million for West Bay, $36.4 million for Mesaverde, $2.0 million for the Budong-Budong production sharing contract (“Budong PSC”), $6.9 million for the Dussafu Marin exploration production sharing contract (“Dussafu PSC”), $3.8 million for the Oman exploration and production sharing agreement (“Block 64 EPSA”), $3.0 million for WAB-21, and $1.7 million for other projects.
     Depreciation of furniture and fixtures is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally 5 years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $0.4 million, $0.2 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Reserves
     In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting, which is effective for reporting 2009 reserve information. In January 2010, the Financial Accounting Standards Board (“FASB”) issued its authoritative guidance on extractive activities for oil and gas to align its requirements with the SEC’s final rule. We adopted the guidance as of December 31, 2009 in conjunction with our year-end reserve report as a change in accounting principle that is inseparable from a change in accounting estimate. Such a change is accounted for prospectively under the authoritative accounting guidance. Comparative disclosures applying the new for periods before the adoption of the FASB’s final rule are not required.
     The adoption of the FASB’s final rule on December 31, 2009 impacted our financial statements and other disclosures in our Annual Report on Form 10-K for the year ended December 31, 2009, as follows:
•	All oil and gas reserves volumes presented as of and for the year ended December 31, 2009 were prepared using the updated reserves rules and are not on a basis comparable with prior periods. The change in comparability occurred because the FASB’s final rule requires the use of the unweighted 12-month average of the first-day-of-the-month reference price for the prior twelve month period and permits the use of reliable technologies to support reserve estimates. Under the previous reserve estimation rules, which are no longer in effect, our reserves would have been calculated using end of period prices.
•	The impairment review of our proved oil and gas properties used undiscounted estimated future net cash flows models for our estimated proved developed reserves which were calculated using the FASB’s final rule.
•	We historically have applied a policy of using our year-end proved reserves to calculate our fourth quarter depletion rate. As a result, the estimate of proved reserves for determining our deletion rate and resulting expense for the fourth quarter of 2009 is not on a basis comparable to the prior quarters of prior years.
     The impact of the adoption of the FASB’s final rule on our financial statements is not practicable to estimate due to the operational and technical challenges associated with calculating a cumulative effect of adoption by preparing reserve reports under both the old and new rules.
     The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for, management reviews and review of the independent third party reserves report. The technical employee responsible for overseeing the process for preparation of the reserves estimates has a Bachelor of Arts in Engineering Science, a Master of Science in Petroleum Engineering, has more than 25 years of experience in reservoir engineering and is a member of the Society of Petroleum Engineers.
     All reserve information in this report is based on estimates prepared by Ryder Scott Company L.P. (“Ryder Scott”), independent petroleum engineers. The technical personnel responsible for preparing the reserve estimates at Ryder Scott meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.
Asset Retirement Liability
     The accounting for asset retirement obligations standard requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the year ended December 31, 2009. Changes in asset retirement obligations during the year ended December 31, 2009 were as follows (in thousands):

December 31,
2009
Asset retirement obligations beginning of period	$—
Liabilities recorded during the period	50
Liabilities settled during the period	—
Revisions in estimated cash flows	—
Accretion expense	—

Asset retirement obligations end of period	$50

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
Noncontrolling Interests
     We adopted the accounting standard for noncontrolling interests in consolidated financial statements as of January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. The retrospective adoption of this standard impacted the presentation of our consolidated financial position, results of operations and cash flows.
New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard for subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard is effective for interim or annual periods ending after June 15, 2009. We adopted this standard effective June 15, 2009. The adoption of this standard did not have an effect on our consolidated financial position, results of operations or cash flows.

     In June 2009, the FASB issued an accounting standard for accounting for transfers of financial assets. The objective in issuing this standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This standard is effective for annual periods beginning after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued an amendment to the financial interpretation to improve financial reporting by enterprises involved with variable interest entities. This amendment is effective for annual periods beginning after November 15, 2009. This amendment did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued an accounting standard that codifies and modifies the hierarchy of generally accepted accounting principles. This standard is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in this standard is now nonauthoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.
     In December 2009, the FASB issued its final updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries – Oil and Gas (Topic 932) with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and is effective for the year ended December 31, 2009. We have complied with the disclosure requirements in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Note 2 — Long-Term Debt and Liquidity
     In November 2006, Harvest Vinccler entered into a three-year term loan with a Venezuelan bank to pay the SENIAT, the Venezuelan income tax authority, income tax assessments and related interest, refinance a portion of a 105 million Venezuela Bolivar (“Bolivar”) loan and to fund operating requirements. The loan was collateralized by a $6.8 million deposit plus interest in a U.S. bank. On July 9, 2008, the loan was repaid in full and the cash collateral returned to us. We have no other debt obligations.
     We have incurred $2.8 million in costs related to ongoing negotiations for a future financing. If successful, these costs will be amortized over the life of the financial instrument.
     Liquidity — Based on our cash balance of $32.3 million at December 31, 2009, we will be required to raise additional funds in order to fund our future operating and capital expenditures. As we disclosed in previous filings, our cash is being used to fund oil and gas exploration projects and to a lesser extent general and administrative costs. Currently, our primary source of cash is dividends from Petrodelta. However, there is no certainty that

Petrodelta will pay dividends in 2010 or 2011. Our lack of cash flow and the unpredictability of cash dividends from Petrodelta could make it difficult to obtain financing, and accordingly, there is no assurance adequate financing can be raised. We continue to pursue, as appropriate, additional actions designed to generate liquidity including seeking of financing sources, accessing equity and debt markets, exploration of our properties worldwide, and cost reductions. In addition, we could delay discretionary capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, if necessary. There can be no assurances that any of these possible efforts will be successful or adequate, and if they are not, our financial condition and liquidity could be materially adversely affected.
Note 3 — Commitments and Contingencies
     We have employment contracts with seven executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, excise tax reimbursement, outplacement services and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on or after May 31, 2010.
     In April 2004, we signed a ten-year lease for office space in Houston, Texas, for approximately $17,000 per month. In December 2008, we signed a five-year lease for additional office space in Houston, Texas, for approximately $15,000 per month. In November 2008, Harvest Vinccler extended its lease for office space in Caracas, Venezuela for two years for approximately $10,000 per month. In August 2008, we signed a two-year lease in Roosevelt, Utah for approximately $6,000 per month. In October 2008, we signed a two-year lease for office space in Singapore for approximately $19,000 per month. In April 2009, we signed a two-year lease for office space in Indonesia for approximately $5,000 per month. In September 2009, we signed a two-year lease for office space in Oman for approximately $5,000 per month. In November 2009, we signed a one-year lease for office space in London for approximately $24,000 per month. We do not have any long-term contractual commitments for any of our projects.
     Excel Enterprises L.L.C. vs. Benton Oil & Gas Company, now known as Harvest Natural Resources, Inc., Chemex, Inc., Benton-Vinccler, C.A., Gale Campbell and Sheila Campbell in the District Court for Harris County, Texas. This suit was brought in May 2003 by Excel alleging, among other things, breach of a consulting agreement between Excel and us, misappropriation of proprietary information and trade secrets, and fraud. Excel seeks actual and exemplary damages, injunctive relief and attorneys’ fees. In April 2007, the court set the case for trial. The trial date, reset for the first quarter of 2009, had been stayed indefinitely. On October 20, 2009, the stay was lifted. A trial date of November 1, 2010 has been set. We dispute Excel’s claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.
     Uracoa Municipality Tax Assessments. Our Venezuelan subsidiary, Harvest Vinccler, has received nine assessments from a tax inspector for the Uracoa municipality in which part of the Uracoa, Tucupita and Bombal fields are located as follows:
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
     In June 2007, the SENIAT issued an assessment for taxes in the amount of $0.4 million for Harvest Vinccler’s failure to withhold VAT from vendors during 2005. Also, the SENIAT imposed penalties and interest in the amount of $1.3 million for Harvest Vinccler’s failure to withhold VAT. In July 2008, the SENIAT adjusted the assessment for penalties and interest to the change in tax units as mandated by the Venezuelan tax code and issued a new assessment for $2.3 million. The change in assessment resulted in an additional $1.0 million expense recorded in the year ended December 31, 2008. In August 2008, Harvest Vinccler filed an appeal in the tax courts and presented a proposed settlement with the SENIAT. In October 2008, after consideration of our proposed settlement, the SENIAT offered a counter-proposal which Harvest Vinccler accepted. Throughout 2009, the General Attorney Office and Harvest-Vinccler agreed several times to resuspend the case while the Finance Minister and the SENIAT confirmed their acceptance to the proposed settlement. On December 30, 2009, Harvest Vinccler settled the case for 3.1 million Bolivars (approximately $1.4 million) for penalties and interest and closed the case with the SENIAT’s concurrence. As a result of the settlement, in December 2009, Harvest Vinccler reversed $0.9 million of accrued penalties and interest previously accrued based on notices received from the SENIAT.
     We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.

Note 4 — Taxes
Taxes Other Than on Income
     The components of taxes other than on income were (in thousands):

	2009	2008	2007
Franchise taxes	$182	$(951)	$166
Severance taxes	11	—	—
Payroll and other taxes	833	745	257

	$1,026	$(206)	$423

     During the year ended December 31, 2008, we reversed a $1.1 million franchise tax provision that is no longer required.
Taxes on Income
     The tax effects of significant items comprising our net deferred income taxes as of December 31, 2009, are as follows (in thousands):

	2009	2008
Deferred tax assets:
Operating loss carryforwards	$15,599	$7,547
Dry hole costs	—	4,060
Stock options	1,426	1,680
Valuation allowance	(17,025)	(7,841)

Net deferred tax asset	—	5,446

Deferred tax liability:
Tax on undistributed earnings	—	(5,446)

Net deferred tax asset (liability)	$—	$—

     We currently have undistributed earnings from foreign affiliates of $5.9 million at our Netherlands Antilles subsidiary, HNR Energia B.V. The full amount would be subject to United States income tax if distributed to us.
     The valuation allowance increased by $9.2 million as a result of additional net operating losses and tax benefits that we do not expect to fully realize through future taxable income. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management anticipates that additional losses will be generated and that it is more likely than not that they will not be realized through future taxable income. Management further anticipates that any unremitted foreign earnings will be reinvested outside of the U.S.
     The components of income before income taxes are as follows (in thousands):

	2009	2008	2007
Income (loss) before income taxes
United States	$(22,357)	$(34,760)	$(17,786)
Foreign	(7,522)	(14,326)	48,700

Total	$(29,879)	$(49,086)	$30,914

     The provision (benefit) for income taxes consisted of the following at December 31, (in thousands):

	2009	2008	2007
Current:
United States	$39	$(128)	$400
Foreign	1,143	153	5,912

	1,182	25	6,312
Deferred:
Foreign	—	—	—

	$1,182	$25	$6,312

     A comparison of the income tax expense (benefit) at the federal statutory rate to our provision for income taxes is as follows (in thousands):

	2009	2008	2007
Computed tax expense (benefit) at the statutory rate	$(10,458)	$(17,180)	$10,820
Effect of foreign source income and rate differentials on foreign income	3,775	5,167	(11,140)
Change in valuation allowance	9,184	6,059	1,085
Tax on undistributed earnings	—	5,446	—
Deemed income inclusion under Subpart F	—	968	12,942
Net operating loss utilization	—	—	(7,306)
Foreign disregarded entities	21	(268)	—
Return to accrual adjustment	(1,093)	(166)	—
Other	(247)	(1)	(89)

Total income tax expense	$1,182	$25	$6,312

     Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions.
     At December 31, 2009, we had, for federal income tax purposes, operating loss carryforwards of approximately $44.4 million, expiring in the years 2026 through 2029.
Accounting for Uncertainty in Income Taxes
     Effective January 1, 2007, we adopted the interpretation for accounting for uncertainty in income taxes which was an interpretation of the accounting standard accounting for income taxes. This interpretation created a single model to address accounting for uncertainty in tax positions. This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
     We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006. To date, the Internal Revenue Service (“IRS”) has not performed an examination of our U.S. income tax returns for 2006 through 2008.
     We do not have any unrecognized tax benefits or loss contingencies.
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
     In May 2004, our shareholders approved the 2004 Long Term Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 1,750,000 shares of our common stock in satisfaction of exercised stock options, stock appreciation rights (“SARs”) and restricted stock to eligible participants including employees, non-employee directors and consultants of our company or subsidiaries. Under the 2004 Plan, no more than 438,000 shares may be granted as restricted stock, and no individual may be granted more than 110,000 shares of restricted stock or 438,000 in options over the life of the Plan. The exercise price of stock options granted under the 2004 Plan must be no less than the fair market value of our common stock on the date of grant. All options granted to date vest ratably over a three-year period from their dates of grant and expire ten years from grant date. Restricted stock granted to employees or consultants to date is subject to a restriction period of not less than 36 months during which the stock will be deposited with Harvest and is subject to forfeiture under certain circumstances. Restricted stock granted to non-employee directors vests as to one-third of the shares on each anniversary of the date of grant of the award provided that he is still a director on that date (as amended). The 2004 Plan also permits the granting of performance awards to eligible employees and consultants. Performance awards are paid only in cash and are based upon achieving established indicators of performance over an established period of time of at least one year. Performance awards granted under the Plan may not exceed $5.0 million in a calendar year and may not exceed $2.5 million to any one individual in a calendar year. In the event of a change in control, any restrictions on restricted stock will lapse, the indicators of performance under a performance award will be treated as having been achieved and any outstanding options and SARs will vest and become exercisable.
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

     A summary of the status of our stock option plans as of December 31, 2009, 2008 and 2007 and changes during the years ending on those dates is presented below (shares in thousands):

	2009		2008		2007
	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise		Exercise		Exercise
	Price	Shares	Price	Shares	Price	Shares
Outstanding at beginning of the year:	$8.54	3,783	$7.80	4,172	$7.70	4,123
Options granted	4.60	118	10.28	444	9.63	866
Options exercised	(2.11)	(205)	(2.86)	(548)	(4.73)	(397)
Options cancelled	(2.95)	(333)	(11.34)	(285)	(13.49)	(420)

Outstanding at end of the year	9.35	3,363	8.54	3,783	7.80	4,172

Exercisable at end of the year	9.09	2,066	7.23	2,147	5.87	2,372

     Significant option groups outstanding at December 31, 2009 and related weighted average price and life information follow (shares in thousands):

	Outstanding				Exercisable
		Weighted-
		Average	Weighted			Weighted-
Range of	Number	Remaining	Average	Aggregate	Number	Average	Aggregate
Exercise	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Prices	at 12/31/09	Life	Price	Value	at 12/31/09	Price	Value
$1.55 - $2.07	336	0.6	$1.71	$1,205	336	$1.71	$1,205
$4.60 - $7.10	274	4.2	5.31	107	156	5.86	25
$8.78 - $10.91	2,167	5.0	10.02	—	1,001	9.75	—
$12.25 - $13.90	586	3.6	13.13	—	573	13.15	—

	3,363			$1,312	2,066		$1,230

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on our closing stock price of $5.29 of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
     The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For options granted during:	2009	2008	2007
Weighted average fair value	$4.60	$5.85	$4.67
Weighted averaged expected life	7	7	7
Valuation assumptions:
Expected volatility	68.9%	46.6-49.7%	47.7-48.7%
Risk-free interest rate	3.5%	3.0-3.9%	4.5%-4.6%
Expected dividend yield	0%	0%	0%
Expected annual forfeitures	3%	3%	3%
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
     A summary of our nonvested options as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below (shares in thousands):

		Weighted-Average
	Nonvested	Grant-Date
	Options	Fair Value
Nonvested at January 1, 2009	1,979	$5.80
Granted	118	3.13
Vested	(567)	(5.82)
Forfeited	(10)	(5.64)

Nonvested at December 31, 2009	1,520	5.59

     As of December 31, 2009, there was $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next three to four years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $2.6 million, $4.0 million and $4.5 million, respectively.
     In addition to options issued pursuant to the plans, options have been issued to new hire employees as employment inducement grants under a New York Stock Exchange (“NYSE”) exception. These options were granted in 2007 and 2008 between $10.07 and $12.63 and vest over three years. At December 31, 2009, a total of 360,000 options issued outside of the plans were outstanding and 136,666 options were exercisable.
     Stock options of 0.2 million were exercised in the year ended December 31, 2009 resulting in cash proceeds of $0.4 million. Stock options of 0.5 million were exercised in the year ended December 31, 2008 resulting in cash proceeds of $1.6 million.
Treasury Stock Buy-Back Program
     In July 2008, our Board of Directors authorized the purchase of up to $20 million of our common stock from time to time through open market transactions. As of December 31, 2008, 1.2 million shares of stock had been purchased at an average cost of $10.17 per share for a total cost of $12.2 million of the $20 million authorization. During the year ended December 31, 2009, no stock was purchased under this program.
Note 6 — Operating Segments
     We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. The results of operations and economic benefits of our minority equity investment in Petrodelta from April 1, 2006 through December 31, 2007 were recorded in the three months ended December 31, 2007 as Net Income from Unconsolidated Equity Affiliates. Oil and gas sales for 2007 is the recognition of the deferred revenue recorded by Harvest Vinccler for 2005 and first quarter 2006 deliveries pending clarification on the calculation of crude prices under the Transitory Agreement (see Note 1 – Organization and Summary of Significant Accounting Policies, Revenue Recognition). Operations included under the heading “United States and Other” include U.S. operations, corporate management, cash management, business development and financing activities performed in the United States and other countries which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and Other segment and are not allocated to other operating segments.

	2009	2008	2007
		(in thousands)
Segment Revenues
Oil and gas sales:
United States and other	$181	$—	$—
Venezuela	—	—	11,217

Total oil and gas sales	181	—	11,217

Segment Income (Loss) Attributable to Harvest
Venezuela	39,696	33,020	79,878
Indonesia	(5,124)	(8,966)	(7)
United States and other	(37,679)	(45,518)	(19,753)

Net income (loss) attributable to Harvest	$(3,107)	$(21,464)	$60,118

	December 31,
	2009	2008
	(in thousands)
Operating Segment Assets
Venezuela	$249,484	$231,755
Indonesia	5,893	1,556
United States and other	113,555	152,184

	368,932	385,495
Intersegment eliminations	(20,153)	(23,229)

	$348,779	$362,266

Note 7 – Investment in Equity Affiliates
Petrodelta, S.A.
     On October 25, 2007, the Venezuelan Presidential Decree which formally transferred to Petrodelta the rights to the Petrodelta Fields subject to the conditions of the Conversion Contract was published in the Official Gazette. Petrodelta will engage in the exploration, production, gathering, transportation and storage of hydrocarbons from the Petrodelta Fields for a maximum of 20 years from that date. Petrodelta has undertaken its operations in accordance with Petrodelta’s business plan as set forth in the Conversion Contract. Under the Conversion Contract, work programs and annual budgets adopted by Petrodelta must be consistent with Petrodelta’s business plan. Petrodelta’s business plan may be modified by a favorable decision of the shareholders owning at least 75 percent of the shares of Petrodelta. On February 4, 2010, Petrodelta’s board of directors endorsed a capital budget of $205 million for Petrodelta’s 2010 business plan.
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
     On April 15, 2008, the Venezuelan government published in the Official Gazette the Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (“original Windfall Profits Tax”). The original Windfall Profits Tax was based on prices for Brent crude. On July 10, 2008, the Venezuelan government published an amendment to the Windfall Profits Tax (“amended Windfall Profits Tax”) to be calculated on the Venezuelan Export Basket (“VEB”) of prices as published by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”). The amended Windfall Profits Tax was made retroactive to April 15, 2008, the date of the original Windfall Profits Tax. As instructed by CVP, Petrodelta has applied the amended Windfall Profits Tax to gross oil production delivered to PDVSA since April 15, 2008 when the tax was enacted. The amended Windfall Profits Tax established a special 50 percent tax to the Venezuelan government when the average price of the VEB exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 percent to 60 percent when the average price of the VEB exceeds $100 per barrel. The amended Windfall Profits Tax is reported as expense on the income statement and is deductible for Venezuelan tax purposes. Petrodelta recorded $0.9 million and $56.4 million of expense for the amended Windfall Profits Tax during the years ended December 31, 2009 and 2008, respectively.

      During the second quarter of 2009, PDVSA completed an actuarial study for their pension and retirement plan. This pension and retirement plan covers all PDVSA employees and mixed companies employees. Petrodelta is not required to reimburse the pension costs to PDVSA until PDVSA pays the pension benefits to employees. In May 2009, upon completion of the review of this actuarial study, PDVSA sent a statement to Petrodelta for its respective costs associated with the pension and retirement plan. Petrodelta recorded additional pension expense of $15.6 million ($5.0 million net to our 32 percent interest) in the three month period ended June 30, 2009 based on the statement received. The pension adjustment resulted from the completion of the first full actuary study by PDVSA related to its employees that provide services to the mixed companies and a refinement of management’s assumptions related to credit for past service costs covering the period from January 2008, when the Harvest Vinccler employees were migrated to PDVSA payroll, through May 2009. At this time PDVSA did not have specific benefit information related to each individual mixed company and thus allocated the pension obligation to each mixed company assuming that the employees serving each of the mixed companies had the same characteristics. The pension adjustment was a change in Petrodelta management’s estimate based on the new information provided by PDVSA.

     During the fourth quarter of 2009, PDVSA completed an updated actuarial study as of December 31, 2009. This study was based on a further refinement of assumptions for each of the mixed companies, including Petrodelta and a new allocation methodology as PDVSA gathered during 2009 all relevant information for each of the mixed companies. The revised pension obligation allocated to Petrodelta resulted in a decrease of $8.4 million ($2.7 million net to our 32 percent interest) to the pension and retirement plan costs as compared to those previously recorded to Petrodelta in May 2009. This change in management’s estimate related to the pension and retirement plan costs was recorded in December 2009. Pension costs at December 31, 2009 reasonably reflect Petrodelta’s employee demographic and plan conditions. The additional pension cost is not tax deductible until future periods when the pension is settled in cash. The provision for the pension plan is subject to future revisions, both upwards and downwards, based on changes in assumptions, the terms of the relevant plans, the allocation methodology or other prospective amendments or changes as determined by PDVSA.
     In June 2009, CVP issued instructions to Petrodelta to set up a reserve within the equity section of the balance sheet for deferred tax assets. Petrodelta’s bylaws state that Petrodelta’s shareholders are required to approve the setting up of special reserves. In August 2009, Petrodelta’s board of directors approved the setting up of the reserve. Although this reserve has no effect on Petrodelta’s financial position, results of operation or cash flows, it has the effect of limiting future dividends to net income adjusted for deferred tax assets. Past dividends received from Petrodelta represented Petrodelta’s net income as reported under IFRS. However, Article 307 of the Venezuelan Commerce Code states that distributions and payments of dividends must meet two conditions: 1) the retained earnings of the entity should be liquid and realizable, and 2) the entity has enough cash to pay and distribute the dividend. Deferred taxes are not liquid or realizable as cash until the items giving rise to the deferred tax are recognized in the entity’s tax return. Therefore, CVP’s instructions are to ensure future dividends are declared and paid as stated under Venezuelan law. Article 307 also states that shareholders are not obligated to restore dividends that have been distributed in good faith according to the entity’s balances and sets the statute of limitations for an entity to claim restoration of dividends at five years.
     In 2005, Venezuela modified the Science and Technology Law (referred to as “LOCTI” in Venezuela) to require companies doing business in Venezuela to invest, contribute, or spend a percentage of their gross revenue on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. LOCTI requires major corporations engaged in activities covered by the Hydrocarbon and Gaseous Hydrocarbon Law (“OHL”) to contribute two percent of their gross revenue generated in Venezuela from activities specified in the OHL. The contribution is based on the previous year’s gross revenue and is due the following year. LOCTI requires that each company file a separate declaration stating how much has been contributed; however, waivers have been granted in the past to allow PDVSA to file a declaration on a consolidated basis covering all of its and its consolidating entities liabilities. Since Petrodelta expects PDVSA to continue requesting and receiving waivers, Petrodelta has not accrued a liability to LOCTI for the year ended December 31, 2009. The potential exposure to LOCTI for the year ended December 31, 2009 is $9.5 million, $4.8 million net of tax ($1.5 million net to our 32 percent interest).
     Petrodelta’s reporting and functional currency is the U.S. Dollar. HNR Finance owns a 40 percent interest in Petrodelta and recorded its share of the earnings of Petrodelta from April 1, 2006 to December 31, 2007 in the three months ended December 31, 2007. The years ended December 31, 2009 and 2008 include net income from unconsolidated equity affiliates for Petrodelta on a current basis. Petrodelta’s financial information is prepared in accordance with IFRS which we have adjusted to conform to GAAP. All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information has been presented below at December 31, 2009, 2008 and 2007, and for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Barrels of oil sold	7,835	5,505	5,374
MCF of gas sold	4,397	10,700	13,456
Total Boe	8,568	7,288	7,616

Average price per barrel	$57.62	$83.22	$58.61
Average price per mcf	$1.54	$1.54	$1.54

Revenues:
Oil sales	$451,473	$458,113	$314,928
Gas sales	6,778	16,506	20,789
Royalty	(156,799)	(168,790)	(114,847)

	301,452	305,829	220,870

Expenses:
Operating expenses	48,311	52,946	21,352
Workovers	—	24,663	2,400
Depletion, depreciation and amortization	33,666	25,509	18,549
General and administrative	9,746	5,974	19,880
Windfall profits tax	882	56,377	—
Taxes other than on income	—	—	2,747

	92,605	165,469	64,928

Income from Operations	208,847	140,360	155,942
Interest expense	(3,617)	(2,329)	—

Income before Income Tax	205,230	138,031	155,942

Current income tax expense	105,868	69,374	85,849
Deferred income tax benefit	(43,922)	(52,560)	(21,348)

Net Income	143,284	121,217	91,441
Adjustment to reconcile to reported Net Income from Unconsolidated Equity Affiliate:
Deferred income tax benefit	38,516	34,827	12,343

Net Income Equity Affiliate	104,768	86,390	79,098
Equity interest in unconsolidated equity affiliate	40%	40%	40%

Income before amortization of excess basis in equity affiliate	41,907	34,556	31,639
Amortization of excess basis in equity affiliate	(1,356)	(1,155)	(2,530)
Conform depletion expense to GAAP	183	2,533	—

Net income from unconsolidated equity affiliate	$40,734	$35,934	$29,109

	December 31,	December 31,
	2009	2008
	(in thousands)
Current assets	$404,825	$311,017
Property and equipment	265,442	211,760
Other assets	141,245	97,323
Current liabilities	345,812	260,234
Other liabilities	33,600	19,174
Net equity	432,100	340,692

Fusion Geophysical, LLC (“Fusion”)
     Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering. The purchase of Fusion extends our technical ability and global reach to support a more organic growth and exploration strategy. Our 49 percent minority equity investment in Fusion is accounted for using the equity method of accounting. In October 2008, we increased our minority equity investment in Fusion from 45 percent to 49 percent for $2.2 million. Operating revenue and total assets represent 100 percent of Fusion. No dividends were declared or paid during the years ended December 31, 2009, 2008 and 2007, respectively. Summarized financial information for Fusion follows:

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
Operating Revenues	$11,089	$13,063	$7,392
Net Income (Loss)	$(4,798)	$(1,290)	$527
Equity interest in unconsolidated equity affiliate	49%	49%	45%

Net income (loss) from unconsolidated equity affiliate	(2,351)	(632)	237
Amortization of fair value of intangibles	(995)	(726)	(656)
Impairment of investment	(1,631)	—	—

Net loss from unconsolidated equity affiliate	$(4,977)	$(1,358)	$(419)

	December 31,	December, 31
	2009	2008
Current assets	$2,726	$7,864
Total assets	30,205	30,633
Current liabilities	8,024	7,294
Total liabilities	12,242	8,281
     Approximately 29 percent, 26 percent and 7 percent of Fusion’s revenue for the years ended December 31, 2009, 2008 and 2007, respectively, was earned from Harvest or equity affiliates.
     On April 9, 2009, we entered into a service agreement with Fusion whereby we prepaid $1.5 million for certain services to be performed in connection with certain projects as defined in the service agreement. The services are to be performed in accordance with the existing consulting agreement. Upon written notice to Fusion, the projects and types of services can be amended. The unapplied portion of the prepayment advance bears interest at an annual rate of 12 percent which will be added to the prepayment advance balance and used to offset future service invoices from Fusion. Services rendered have been applied against the prepayment, and as of December 31, 2009, the balance for prepaid services was approximately $1.0 million.
     As of December 31, 2009, we updated the review for impairment of our minority equity investment in Fusion. In preparing this update, future net cash flows prepared by Fusion based on different business opportunities that Fusion is currently pursuing were updated for current activities. These business opportunities were weighted with a probability of success. Based on these cash flow projections and considering Fusion’s current liquidity, we concluded that the potential business opportunities did not support Fusion’s on-going cash flow requirements; and therefore, we recorded a $1.6 million charge to fully impair the carrying value of our equity investment in Fusion at December 31, 2009.
Note 8 – United States
     During 2008, we initiated a domestic exploration program in two different basins. We are the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced management and technical personnel and with the acquisition of our minority equity investment in Fusion.

Gulf Coast
     In March 2008, we executed an AMI agreement with a private third party for an area in the upper Gulf Coast Region of the United States. The AMI covers the coastal areas from Nueces County, Texas to Cameron Parish, Louisiana, including state waters. We are the operator and have initial working interests of 55 percent in Starks, the first prospect in the AMI, and 50 percent in West Bay, the second prospect in the AMI. The private third party contributed these two prospects, including the leases and proprietary 3-D seismic data sets, and numerous leads generated over the last three decades of regional geological focus. We agreed to fund the first $20 million of new lease acquisitions, geological and geophysical studies, seismic reprocessing and drilling costs. At June 30, 2009, we had met the $20 million funding obligation under the terms of the AMI. All costs incurred after June 30, 2009 are being shared by the parties in proportion to their working interests as defined in the AMI. In August 2009, the AMI became a three party arrangement when the private third party restructured and assigned a portion of its interest to one of its affiliates.
     The private third party is obligated to evaluate and present additional opportunities at their sole cost. As each prospect is accepted it will be covered by the AMI. Although several additional potential prospects had been screened and evaluated within the AMI since its inception, we had not pursued leasing or drilling on any new projects within the AMI as of December 31, 2009. On January 29, 2010, we entered into an agreement with one of the private third parties in our AMI for an option to participate in a new project (see Note 14 – Subsequent Events).
Starks Project
     We drilled an exploratory dry hole on the Starks prospect in 2008. In December 2009, we wrote off the remaining carrying value of $0.7 million of the Starks prospect as we have no plans for further activities relating to this prospect.
West Bay Project
     During the year ended December 31, 2009, operational activities in the West Bay prospect included the interpretation of 3-D seismic, site surveying, and preparation of engineering documents. Interpretation of 3-D seismic data on the West Bay project was completed in 2009 and resulted in the identification of a set of drilling leads and prospects for the project. On July 14, 2009, we, along with our partner in the AMI, acquired 880 acres of shallow water offshore bay leases representing two separate tracts from the State of Texas General Land Office at a state lease sale for a total gross cost of $0.5 million. Acquisition of these two tracts completes the planned land acquisition activities on the project.
     The AMI participants are currently continuing to evaluate the leads and prospects to determine priorities and drilling plans for the West Bay project and have identified the likely initial drilling prospect. Land, regulatory, and surface access preparations are currently in progress focused on taking the initial drilling prospect to drill-ready status. The West Bay project represents $3.1 million and $2.9 million of unproved oil and gas properties on our December 31, 2009 and 2008 balance sheets, respectively.
Western United States – Antelope
     In October 2007, we entered into a JEDA with a private third party to pursue a lease acquisition program and drilling program on the Antelope prospect in the Western United States. We are the operator and had an initial working interest of 50 percent in the Antelope prospect. The private third party is obligated to assemble the lease position on the Antelope prospect. The JEDA provides that we would earn our initial 50 percent working interest in the Antelope prospect by compensating the private third party for leases acquired in accordance with terms defined in the JEDA, and by drilling and completing one deep natural gas test well (the Bar F) at our sole expense. In November 2008, we entered into a Letter Agreement/Amendment of the JEDA (the “Letter Agreement”) with the private third party. The Letter Agreement clarifies several open issues in the JEDA, such as classification of $2.7 million of prepaid land costs for the Antelope prospect as a note receivable, addition of a requirement for the private third party to partially assign leases to us prior to meeting the lease earning obligation, and clarification of the private third party’s cost obligations for any shallow wells to be drilled on the Antelope prospect prior to the Bar F. Per the Letter Agreement, payment of the $2.7 million note receivable was due from the private third party on or by spud date of the Bar F. Since payment was not received prior to the Bar F spud date, our interest in the Antelope prospect was increased to 60 percent, with the incremental 10 percent working interest being earned by drilling and completing the Bar F. The note receivable remains outstanding and will be collected through sales revenues taken from a portion of the private third party’s net revenue from the Bar F provided the Bar F is commercial.
     Activities are in progress on two separate projects on the Antelope prospect in Duchesne County, Utah.
Mesaverde
     The Mesaverde project is targeted to explore for and develop oil and natural gas from multiple reservoir horizons in the Uintah Basin of northeastern Utah in Duchesne and Uintah Counties. Leads and/or prospects were identified in three prospective reservoir horizons in preparation for drilling.
     Operational activities during 2009 on the Mesaverde project focused on continuing leasing activities on private, Allottee, and tribal land, and surveying, preliminary engineering, permitting preparations, and conducting drilling operations on a deep natural gas test well (the Bar F) that commenced drilling on June 15, 2009. The Bar F was permitted to 18,000 feet. The Bar F was drilled to a total depth of 17,566 feet and an extended production test of multiple potential reservoir horizons is now in progress. To date, testing has been focused on the evaluation of the natural gas potential of the Mesaverde tight gas reservoir over a prospective interval from 14,000 to 17,400 feet. Completion activities consisted of hydraulic fracturing of eight separate reservoir intervals in the Mesaverde and multiple extended flow tests of the individual fractured intervals, along with a flow test of the commingled eight intervals. While the results to date have not definitively determined the commerciality of a stand-alone development of the Mesaverde, we believe these results indicate progress toward that determination and that the Mesaverde reservoir remains potentially prospective over a portion of our land position. The Mesaverde project represents $36.4 million and $8.3 million of unproved oil and gas properties on our December 31, 2009 and 2008 balance sheets, respectively.
Monument Butte
     The Monument Butte project is an eight well appraisal and development drilling program to produce oil and natural gas from the Green River formation on the southern portion of our Antelope land position. The Monument Butte project is non-operated and we hold a 43 percent working interest. The parties have formed a 320 acre AMI which contained the eight drilling locations.
     Operational activities during 2009 on the Monument Butte project focused on resolution of forced pooling issues with non-consenting interests, negotiations and finalization of an agreement with the operator for the joint drilling operations. As of December 31, 2009, five wells had been drilled: two of the five wells were on production, and three wells waiting on completion. These three wells were placed on production in the first quarter 2010. The three additional wells were drilled by the end of February 2010: two wells had been placed on production and the one remaining well was waiting on completion operations. The Monument Butte project represents $1.6 million of proved oil and gas properties and $0.3 million of unproved oil and gas properties on our December 31, 2009 and 2008 balance sheets, respectively.
Note 9 – Indonesia
     In 2008, we acquired a 47 percent interest in the Budong-Budong Production Sharing Contract (“Budong PSC”) by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells. This commitment is capped at $17.2 million. The commitment is comprised of $6.5 million for the acquisition of seismic and $10.7 million for the drilling of the first two exploratory wells. After the commitment of each component is met, all subsequent costs will be shared by the parties in proportion to their ownership interests. The $6.5 million carry obligation for the 2-D seismic acquisition was met in December 2008. Prior to drilling the first exploration well, subject to the estimated cost of that well, our partner will have a one-time option to increase the level of the carried interest to a maximum of $20.0 million, and as compensation for the increase, we will increase our participation to a maximum of 54.65 percent. This equates to a total carried cost for the farm-in of $9.1 million. Our partner will be the operator through the exploration phase as required by the terms of the Budong PSC. We will have control of major decisions and financing for the project with an option to become operator if approved by BP Migas, Indonesia’s oil and gas regulatory authority, in the subsequent development and production phase.
     The Budong PSC covers 1.35 million acres and includes the Lariang and Karama sub-basins which are the eastern onshore extension of the West Sulawesi foldbelt (“WSFB”). Exploration to date in the basin is immature due to previously difficult jungle terrain, which is now accessible with the development of palm oil plantations and their related infrastructure. Field work performed over the last 10 years, as outcrops have been more accessible, has given a new understanding to the presence of Eocene source and reservoir potential that had not previously been recognized. Recent seismic surveys have greatly improved the understanding of the geology and enhanced the prospectivity of the offshore WSFB and, by analogy, the sparsely explored onshore area. The Budong PSC includes a ten-year exploration period and a 20-year development phase. During the initial three-year exploration phase, which began January 2007, operational activities during 2009 focused on the interpretation of 650 kilometers of 2-D seismic and well planning. Two drill sites have been selected. Currently, the locations for the two test wells are being constructed and the rig and ancillary equipment is being mobilized to the area. It is expected that the first of two exploration wells will spud early in the second quarter of 2010. In accordance with the farm-in agreement, we expect to fund 100 percent of the well expenditures to earn our 47 percent working interest up to a cap of $10.7 million; thereafter, we will pay in proportion to our working interest. The Budong PSC represents $2.0 million and $0.2 million, respectively, of unproved oil and gas properties on our December 30, 2009 and 2008 balance sheets.
Note 10 – Gabon
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
     The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources (“Republic of Gabon”), entered into the second exploration phase of the Dussafu PSC with an effective date of May 28, 2007. The second exploration phase comprises a three-year work commitment which includes the acquisition and processing of 500 kilometers of 2-D seismic, geology and geophysical interpretation, engineering studies and the drilling of a conditional well. Operational activities during 2009 focused on completion of the processing and reprocessing of 1,330 kilometers of 2-D seismic and the pre-stack depth reprocessing of 1,076 square kilometers of 3-D seismic data. The improved imaging from this work has allowed the interpretation to mature the prospect inventory to provide the partnership a number of prospective targets in the sub-salt section, in both the Gamba and Syn-rift plays that are productive in the nearby Etame, Lucina and M’Bya fields. Subject to drilling rig availability, we expect to drill an exploration well in the third quarter of 2010. The Dussafu PSC represents $6.9 million and $5.9 million, respectively, of unproved oil and gas properties on our December 31, 2009 and 2008 balance sheets.
Note 11 – Oman
     On April 11, 2009, we signed an Exploration and Production Sharing Agreement (“EPSA”) with Oman for the Al Ghubar / Qarn Alam license. We have a 100 percent working interest in Block 64 EPSA during the exploration phase. Oman Oil Company has the option to back-in to up to a 20 percent interest in Block 64 EPSA after the discovery of gas.
     Block 64 EPSA is a newly-created block designated for exploration and production of non-associated gas and condensate which the Oman Ministry of Oil and Gas has carved out of the Block 6 Concession operated by Petroleum Development of Oman (“PDO”). PDO will continue to produce oil from several fields within Block 64 EPSA area. The 3,867 square kilometer (955,600 acres) block is located in the gas and condensate rich Ghaba Salt Basin in close proximity to the Barik, Saih Rawl and Saih Nihayda gas and condensate fields. We have an obligation to drill two wells over a three year period with a funding commitment of $22.0 million. Current activities include the compilation of existing data, over two prospect areas of approximately 1,000 square kilometers and geological studies to determine drillable prospects. Well planning is expected to commence in 2010 for exploration drilling in 2011. During the year ended December 31, 2009, we incurred $1.6 million for costs associated with negotiating Block 64 EPSA and $2.2 million for costs associated with signing the license, including signature bonus and data compilation. The Block 64 EPSA represents $3.8 million of unproved oil and gas properties on our December 31, 2009 balance sheet.
Note 12 — China
     In December 1996, we acquired a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a border dispute between the People’s Republic of China (“China”) and Socialist Republic of Vietnam (“Vietnam”). Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2011. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist. Recently, Vietnam, along with the company that is the party to the agreement with Vietnam, announced plans for exploration drilling during 2010. While no assurance can be given, we believe this announcement may provide some resolution with the border disputes, although we do not know in what manner any resolution might appear. WAB-21 represents $3.0 million of unproved oil and gas properties on our December 31, 2009 and 2008 balance sheets, respectively.
Note 13 — Earnings Per Share
     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 33.1 million, 34.1 million and 36.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 33.1 million, 34.1 million and 37.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     An aggregate of 3.7 million options were excluded from earnings per share calculations because there exercise price exceeded the average price for the year ended December 31, 2009. An aggregate of 4.0 million options were excluded from the earnings per share calculations because their exercise price exceeded the average price for the year ended December 31, 2008. For the year ended December 31, 2007, 1.1 million was excluded from the earnings per share calculations because their exercise price exceeded the average price.
Note 14 – Subsequent Events
     We conducted our subsequent events review up through the date of the issuance of this Annual Report on Form 10-K.
     On January 8, 2010, the Venezuelan government published in the Official Gazette the Exchange Agreement which establishes new exchange rates for the Bolivar/U.S. Dollar currencies that will enter into force on January 11, 2010. Each exchange rate will be applied to foreign currency sales and purchases conducted through the Foreign Currency Administration Commission (“CADIVI”), in the cases expressly provided in the Exchange Agreement. In this regard, the exchange rates established in the Agreement are: 2.60 Bolivars per U.S. Dollar and 4.30 Bolivars per U. S. Dollar. The 2.60 Bolivar exchange rate applies to the food, health, medical and technology sectors. The 4.30 Bolivar exchange rate applies to all other sectors not expressly established by the 2.60 Bolivar exchange rate. The U.S. Dollar is the functional reporting currency for both Petrodelta and Harvest Vinccler.

     On January 28, 2010, we entered into an agreement with one of the private third parties in our AMI for an option to participate in a new project. We paid $1.5 million for the option to acquire up to a 50 percent interest in the new project. If we exercise our option to participate, we will participate in this project with essentially the same terms as the other existing projects in the AMI. The option to participate expires on June 1, 2010.
     On February 17, 2010, we closed an offering of $32 million in aggregate principal amount of our 8.25 percent senior convertible notes due 2013, which resulted in net proceeds to us, after deducting underwriting discounts, commissions and estimated offering expenses, of approximately $30 million.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Quarterly Financial Data (unaudited)
     Summarized quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2009
Revenues	$—	$—	$—	$181
Expenses	(7,825)	(10,217)	(7,286)	(5,812)
Non-operating income	331	296	224	229

Loss from consolidated companies before income taxes	(7,494)	(9,921)	(7,062)	(5,402)
Income tax expense	889	147	109	37

Loss from consolidated companies	(8,383)	(10,068)	(7,171)	(5,439)
Net income from unconsolidated equity affiliates	4,410	7,476	9,890	13,981

Net income (loss)	(3,973)	(2,592)	2,719	8,542
Less: Net income attributable to noncontrolling interest	803	1,597	1,936	3,467

Net income (loss) attributable to Harvest	$(4,776)	$(4,189)	$783	$5,075

Net income (loss) attributable to Harvest per common share:
Basic	$(0.15)	$(0.13)	$0.02	$0.15

Diluted	$(0.15)	$(0.13)	$0.02	$0.15

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2008
Expenses	$(7,869)	$(9,530)	$(10,621)	$(26,420)
Non-operating income (expense)	2,002	1,582	1,100	670

Loss from consolidated companies before income taxes	(5,867)	(7,948)	(9,521)	(25,750)
Income tax expense (benefit)	64	37	(20)	(56)

Loss from consolidated companies	(5,931)	(7,985)	(9,501)	(25,694)
Net income from unconsolidated equity affiliates	8,809	9,409	5,309	11,049

Net income (loss)	2,878	1,424	(4,192)	(14,645)
Less: Net income attributable to noncontrolling interest	1,673	2,057	1,045	2,154

Net income (loss) attributable to Harvest	$1,205	$(633)	$(5,237)	$(16,799)

Net income (loss) attributable to Harvest per common share:
Basic	$0.03	$(0.02)	$(0.16)	$(0.51)

Diluted	$0.03	$(0.02)	$(0.16)	$(0.51)

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

TABLE I	—	Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

				United States
	Oman	Gabon	Indonesia	and Other	Total
Year Ended December 31, 2009
Acquisition costs	$3,757	$941	$1,800	$28,170	$34,668
Exploration costs	459	225	1,793	2,563	5,040
Development costs	—	—	—	1,547	1,547

	$4,216	$1,166	$3,593	$32,280	$41,255

Year Ended December 31, 2008
Acquisition costs	$—	$5,792	$71	$13,302	$19,165
Exploration costs	—	3,016	7,647	14,020	24,683

	$—	$8,808	$7,718	$27,322	$43,848

Year Ended December 31, 2007
Acquisition costs	$—	$136	$168	$160	$464
Exploration costs	—	—	—	204	204

	$—	$136	$168	$364	$668

TABLE II	—	Capitalized costs related to oil and natural gas producing activities (in thousands):

				United States
	Oman	Gabon	Indonesia	and Other	Total
Year Ended December 31, 2009
Proved property costs	$—	$—	$—	$1,646	$1,646
Unproved property costs	3,757	6,869	670	42,815	54,111
Oilfield Inventories	—	—	1,369	1,417	2,786
Less accumulated depletion	—	—	—	(29)	(29)

	$3,757	$6,869	$2,039	$45,849	$58,514

Year Ended December 31, 2008
Unproved property costs	$—	$5,927	$239	$16,162	$22,328

Year Ended December 31, 2007
Unproved property costs	$—	$136	$168	$2,859	$3,163

     We regularly evaluate our unproved properties to determine whether impairment has occurred. We have excluded from amortization our interest in unproved properties and the cost of uncompleted exploratory activities. The principal portion of such costs, excluding those related the acquisition of WAB-21, are expected to be included in amortizable costs during the next two to three years. The ultimate timing of when the costs related to the acquisition of WAB-21 will be included in amortizable costs is uncertain.
     Unproved property costs at December 31, 2009 consisted of the following by year incurred (in thousands):

	Total	2009	2008	2007	Prior
Property acquisition costs	$56,897	$34,569	$19,165	$263	$2,900

TABLE III	—	Results of operations for oil and natural gas producing activities (in thousands):

United States
Year Ended December 31, 2009
Revenues:
Oil and natural gas revenues	$181

Expenses:
Operating, selling, and distribution expenses and taxes other than on income	15
Depletion	29
Income Tax expense	—

Total expenses	44

Results of operations from oil and natural gas producing activities	$137

TABLE IV	—	Quantities of Oil and Natural Gas Reserves
     Estimating oil and gas reserves is a very complex process requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. This data may change substantially over time as a result of numerous factors such as production history, additional development activity and continual reassessment of the viability of production under various economic and political conditions. Consequently, material upward or downward revisions to existing reserve estimates may occur from time to time; although, every reasonable efforts is made to ensure that reported results are the most accurate assessment available. We ensure that the data provided to our external independent experts, and their interpretation of that data, corresponds with our development plans and management’s assessment of each reservoir. The significance of subjective decisions required and variances in available data make estimates generally less precise than other estimates presented in connection with financial statement disclosures.
     In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting, which is effective for reporting 2009 reserve information. In January 2010, the FASB issued its authoritative guidance on extractive activities for oil and gas to align its requirements with the SEC’s final rule. We adopted the guidance as of December 31, 2009 in conjunction with our year-end reserve report as a change in accounting principle that is inseparable from a change in accounting estimate. Under the SEC’s final rule, prior period reserves were not restated. For the United States, the primary impacts of the SEC’s final rule on our reserve estimates include:
•	The use of the unweighted 12-month average of the first-day-of-the-month reference price of $48.21 per barrel for oil compared to year-end reference price of $61.73 per barrel, and

•	The use of the unweighted 12-month average of the first-day-of-the-month reference price of $3.31 per Mcf for gas compared to year-end reference price of $4.25 per Mcf.
     The impact of the adoption of the SEC’s final rule on our financial statements is not practicable to estimate due to the operational and technical challenges associated with calculating a cumulative effect of adoption by preparing reserve reports under both the old and new rules.
     The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for, management reviews and review of the independent third party reserves report. The technical employee responsible for overseeing the process for preparation of the reserves estimates has a Bachelor of Arts in Engineering Science, a Master of Science in Petroleum Engineering, has more than 25 years of experience in reservoir engineering and is a member of the Society of Petroleum Engineers.
     All reserve information in this report is based on estimates prepared by Ryder Scott Company L.P. (“Ryder Scott”), independent petroleum engineers. The technical personnel responsible for preparing the reserve estimates at Ryder Scott meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.
     Reserves for Petrodelta are reflected in the following section Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Venezuela Equity Affiliate as of December 31, 2009, 2008 and 2007, TABLE IV — Quantities of Oil and Natural Gas Reserves.
     The table shown below represents our interests in the United States. All of our other properties are unproved and have no associated reserves. There were no reserves prior to December 31, 2009 and all amounts are reflected as discoveries. During 2009, we identified and approved the development of eight locations in the Monument Butte project in Utah. At year end 2009, we have drilled and moved to the proved developed category three of these locations. At year end 2009, we have five identified proved undeveloped (“PUD”) locations. All PUD locations have subsequently been converted to proved developed (“PDP”) locations or are scheduled to be converted to PDP locations by the end of the first quarter 2010. These reserves are in a new geographic area for us.

	As of
	December 31, 2009
	Oil	Gas
	(MBbls)	(MMcf)
	(in thousands)
Proved
Developed
United States	131	653

Undeveloped
United States	95	473

Total Proved	226	1,126

TABLE V	—	Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities
     The standardized measure of discounted future net cash flows is presented in accordance with the provisions of the accounting standard on disclosures about oil and gas producing activities. In preparing this data, assumptions and estimates have been used, and we caution against viewing this information as a forecast of future economic conditions.
     Future cash inflows were estimated by an applying the average price during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for fixed and determinable escalations provided by the contract, to the estimated future production of year-end proved reserves. Our average prices used were $48.21 per barrel for oil and $3.31 per Mcf for gas. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.
     The table shown below represents our net interest at December 31, 2009. This is the first year to report our reserves in the United States, based on the results of Ryder Scott Company L.P.

United States
(in thousands)
December 31, 2009
Future cash inflows from sales of oil and gas	$14,626
Future production costs	(3,674)
Future development costs	(1,171)
Future income tax expenses	(3,147)

Future net cash flows	6,634
Effect of discounting net cash flows at 10%	(1,911)

Standardized measure of discounted future net cash flows	$4,723

TABLE VI	—	Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves (in thousands):

United States
Standardized Measure at January 1	$—
Sales of oil and natural gas, net of related costs	(166)
Extensions, discoveries and improved recovery, net of future costs	6,978
Net change in income taxes	(2,089)

Standardized Measure at December 31	$4,723

Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Petrodelta S.A. as of December 31, 2009, 2008 and 2007
     The following tables summarize our proved reserves, drilling and production activity, and financial operating data at the end of each year. Tables I through III provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on our estimated proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows.
     Petrodelta (32 percent ownership) is accounted for under the equity method, and has been included at its ownership interest in the consolidated financial statements and the following Tables based on a year ending December 31 and, accordingly, results of operations for oil and natural gas producing activities in Venezuela reflect the year ended December 31, 2009, 2008 and 2007.

TABLE I –	Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

	Year ended December 31,
	2009	2008	2007
Development costs	$26,605	$17,144	$972
Exploration costs	—	—	—

	$26,605	$17,744	$972

TABLE II –	Capitalized costs related to oil and natural gas producing activities (in thousands):

	Year ended December 31,
	2009	2008	2007
Proved property costs	$108,696	$79,807	$64,415
Unproved property costs	163	3,036	2,653
Oilfield inventories	10,748	7,892	4,426
Less accumulated depletion and impairment	(27,089)	(16,966)	(11,063)

	$92,518	$73,769	$60,431

TABLE III –	Results of operations for oil and natural gas producing activities (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue:
Oil and natural gas revenues	$146,640	$151,878	$107,429
Royalty	(50,176)	(54,013)	(36,751)

	96,464	97,865	70,678

Expenses:
Operating, selling and distribution expenses and taxes other than on income	15,742	42,876	7,601
Depletion	10,123	5,903	5,746
Income tax expense	35,300	23,530	28,666

Total expenses	61,165	72,309	42,013

Results of operations from oil and natural gas producing activities	$35,299	$25,556	$28,665

TABLE IV –	Quantities of Oil and Natural Gas Reserves
     In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting, which is effective for reporting 2009 reserve information. In January 2010, the FASB issued its authoritative guidance on extractive activities for oil and gas to align its requirements with the SEC’s final rule. We adopted the guidance as of December 31, 2009 in conjunction with our year-end reserve report as a change in accounting principle that is inseparable from a change in accounting estimate. Under the SEC’s final rule, prior period reserves were not restated. For Petrodelta, the primary impact of the SEC’s final rule on our reserve estimates include:
•	The use of the unweighted 12-month average of the first-day-of-the-month contracted reference price of $56.83 per barrel for oil compared to the year-end contracted reference price of $69.87 per barrel for oil.
     Petrodelta is producing from, and continuing to develop, the Petrodelta Fields. Petrodelta has both developed and undeveloped oil and gas reserves identified in all six fields. Petrodelta produces the fields in accordance with a business plan defined by its conversion contract executed in late 2007. Proved Undeveloped (“PUD”) oil and gas reserves are drilled in accordance with Petrodelta’s business plan, but can be revised where drilling results indicate a change is warranted. This was the case when two wells drilled in El Salto in 2009 justified a modification to the El Salto PUD program.
     As of year end 2009, Petrodelta has a total of 164 PUD (39,626 Boe) locations identified. Since the implementation of its business plan, Petrodelta has drilled 24 gross wells (2008 nine wells [1,743 Boe] and 2009 15 wells [2,498 Boe]) which have moved to the proved developed producing (“PDP”) category. Of these 24 locations, 17 (3,511 Boe) represent the movements of PUD locations to PDP locations. The other seven new producing wells (731 Boe) were previously classified Probable, Possible or un-defined. All above Boe represent HNR Finance’s interest, net of a 33.33 percent royalty.
     All PUD locations are scheduled to be drilled by 2014; however, there are some PUD locations that are scheduled to be drilled in the sixth year after the PUD locations were first identified. Petrodelta has a track record of identifying, executing and converting its PUD locations to PDP locations, and there are special circumstances to account for this drilling delay. Petrodelta commenced drilling operations in the second quarter of 2008; however, shortly thereafter Petrodelta was advised by the Venezuelan government that Petrodelta’s 2009 production target was to be approximately 16,000 barrels of oil per day following the December 17, 2008 Organization of the Petroleum Exporting Countries (“OPEC”) meeting establishing new production quotas. Subsequently, Petrodelta was allowed to produce at capacity to help fulfill other companies’ production shortfalls. Also, PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. As a result, Petrodelta has experienced difficulty in retaining contractors who provide equipment and/or services for Petrodelta’s operations. Inability to retain contractors or to pay them on a timely basis is having an adverse effect on Petrodelta’s ability to carry out its business plan. These events have been outside of the control of Petrodelta. Petrodelta has recently taken specific actions to improve its ability to execute on its established business plan in a timely manner.
     In summary, Petrodelta has a demonstrated track record of identifying, executing and converting its PUD locations to PDP locations. PUD locations are expected to be drilled at a similar pace with 27 wells drilled in 2010 and an average 36 wells per year in 2011 through 2014.
     The tables shown below represent HNR Finance’s interest, net of a 33.33 percent royalty, in Venezuela in each of the years.

		Minority
		Interest in	32%
	HNR Finance	Venezuela	Net Total
		(in thousands)
Proved Reserves-Crude oil, condensate, and natural gas liquids (MBbls)

As of December 31, 2009
Proved Reserves at January 1, 2009	42,809	(8,561)	34,248
Revisions	(875)	175	(700)
Extensions	7,574	(1,515)	6,059
Production	(2,089)	418	(1,671)

Proved Reserves at end of the year	47,419	(9,483)	37,936

As of December 31, 2009 Proved
Developed	14,242	(2,848)	11,394
Undeveloped	33,177	(6,635)	26,542

Total Proved	47,419	(9,483)	37,936

As of December 31, 2008
Proved Reserves at January 1, 2008	47,261	(9,452)	37,809
Revisions	(2,984)	597	(2,387)
Production	(1,468)	294	(1,174)

Proved Reserves at end of the year	42,809	(8,561)	34,248

Proved Developed Reserves-Crude oil, condensate, and natural gas liquids (MBbls) at:
December 31, 2008	13,415	(2,683)	10,732

As of December 31, 2007
Proved Reserves at January 1, 2007	—	—	—
Additions(a)	50,085	(10,017)	40,068
Production	(2,824)	565	(2,259)

Proved Reserves at end of the year	47,261	(9,452)	37,809

(a)	Petrodelta was formed in 2007

Proved Developed Reserves-Crude oil, condensate, and natural gas liquids (MBbls) at:
December 31, 2007	14,779	(2,956)	11,823

Proved Reserves-Natural gas (MMcf)

As of December 31, 2009
Proved Reserves at January 1, 2009	67,804	(13,561)	54,243
Revisions	(5,862)	1,172	(4,690)
Extensions	1,941	(388)	1,553
Production	(1,173)	235	(938)

Proved Reserves at end of the year	62,710	(12,542)	50,168

		Minority
		Interest in	32%
	HNR Finance	Venezuela	Net Total
		(in thousands)
As of December 31, 2009 Proved
Developed	24,015	(4,803)	19,212
Undeveloped	38,695	(7,739)	30,956

Total Proved	62,710	(12,542)	50,168

As of December 31, 2008
Proved Reserves at January 1, 2008	43,084	(8,617)	34,467
Additions	27,574	(5,515)	22,059
Production	(2,854)	571	(2,283)

Proved Reserves at end of the year	67,804	(13,561)	54,243

Proved Developed Reserves-Natural gas (MMcf) at:
December 31, 2008	30,168	(6,034)	24,134

As of December 31, 2007
Proved Reserves at January 1, 2007	—	—	—
Additions(a)	50,019	(10,004)	40,015
Production	(6,935)	1,387	(5,548)

Proved Reserves at end of the year	43,084	(8,617)	34,467

(a) Petrodelta was formed in 2007

Proved Developed Reserves-Natural gas (MMcf) at:
December 31, 2007	7,755	(1,551)	6,204

TABLE V –	Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities
     The standardized measure of discounted future net cash flows is presented in accordance with the provisions of the accounting standard on disclosures about oil and gas producing activities. In preparing this data, assumptions and estimates have been used, and we caution against viewing this information as a forecast of future economic conditions.
     Future cash inflows were estimated by an applying the average price during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for fixed and determinable escalations provided by the contract, to the estimated future production of year-end proved reserves. Our average prices used were $56.83 per barrel for oil and $1.54 per Mcf for gas. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.
     The table shown below represents HNR Finance’s net interest in Petrodelta.

		Minority
		Interest in
	HNR Finance	Venezuela	Net Total
		(in thousands)
December 31, 2009
Future cash inflows from sales of oil and gas	$2,772,840	$(554,568)	$2,218,272
Future production costs	(630,225)	126,045	(504,180)
Future development costs	(282,306)	56,461	(225,845)
Future income tax expenses	(886,622)	177,324	(709,298)

Future net cash flows	973,687	(194,738)	778,949
Effect of discounting net cash flows at 10%	(473,317)	94,663	(378,654)

Standardized measure of discounted future net cash flows	$500,370	$(100,075)	$400,295

December 31, 2008
Future cash inflows from sales of oil and gas	$1,576,312	$(315,262)	$1,261,050
Future production costs	(557,043)	111,409	(445,634)
Future development costs	(306,500)	61,300	(245,200)
Future income tax expenses	(355,746)	71,149	(284,597)

Future net cash flows	357,023	(71,404)	285,619
Effect of discounting net cash flows at 10%	(217,822)	43,564	(174,258)

Standardized measure of discounted future net cash flows	$139,201	$(27,840)	$111,361

December 31, 2007
Future cash inflows from sales of oil and gas	$3,650,110	$(730,022)	$2,920,088
Future production costs	(685,368)	137,074	(548,294)
Future development costs	(358,759)	71,752	(287,007)
Future income tax expenses	(1,274,005)	254,801	(1,019,204)

Future net cash flows	1,331,978	(266,395)	1,065,583
Effect of discounting net cash flows at 10%	(677,756)	135,551	(542,205)

Standardized measure of discounted future net cash flows	$654,222	$(130,844)	$523,378

TABLE VI – Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves (in thousands):

	Net Venezuela
	2009	2008
Standardized Measure at January 1	$111,361	$523,378
Sales of oil and natural gas, net of related costs	(80,725)	(54,988)
Revisions to estimates of proved reserves
Net changes in prices, development and production costs	408,054	(673,320)
Quantities	(25,424)	(119,678)
Extensions, discoveries and improved recovery, net of future costs	187,636	50,515
Accretion of discount	24,940	106,481
Net change in income taxes	(262,214)	457,582
Development costs incurred	26,756	7,791
Changes in estimated development costs	(429)	13,128
Timing differences and other	10,340	(199,528)

Standardized Measure at December 31	$400,295	$111,361

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC. (Registrant)
Date: March 16, 2010	By:	/s/ James A. Edmiston
James A. Edmiston
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 16th day of March, 2010, on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ James A. Edmiston	Director, President and Chief Executive Officer
James A. Edmiston	(Principal Executive Officer)

/s/ Stephen C. Haynes Stephen C. Haynes	Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen D. Chesebro’ Stephen D. Chesebro’	Chairman of the Board and Director

/s/ Igor Effimoff Igor Effimoff	Director

/s/ H. H. Hardee H. H. Hardee	Director

/s/ R. E. Irelan R. E. Irelan	Director

/s/ Patrick M. Murray Patrick M. Murray	Director

/s/ J. Michael Stinson J. Michael Stinson	Director

SCHEDULE II
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at		Charged to Other	Deductions From	Balance at End of
	Beginning of Year	Charged to Income	Accounts	Reserves	Year
At December 31, 2009
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$2,757	$—	$—
Deferred tax valuation allowance	7,841	9,184	—	—	17,025
Investment at cost	1,350	—	—	—	1,350
At December 31, 2008
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$—	$—	$2,757
Deferred tax valuation allowance	1,782	6,059	—	—	7,841
Investment at cost	1,350	—	—	—	1,350
At December 31, 2007
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$—	$—	$2,757
Deferred tax valuation allowance	33,704	(31,922)	—	—	1,782
Investment at cost	1,350	—	—	—	1,350

SCHEDULE III
Financial Statements and Notes
for Petrodelta, S.A.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Financial Statements at December 31, 2009 and 2008
and Independent Auditor’s Report

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)

INDEPENDENT AUDITOR’S REPORT
To the Stockholders and Board of Director of
Petrodelta, S.A.
We have audited the accompanying financial statements of PETRODELTA, S.A., which comprise the statement of financial position as at December 31, 2009 and 2008, and the statements of comprehensive income, statements of changes in equity and statements of cash flow for the years then ended, and a summary of significant accounting policies and other explanatory notes.
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
Telf.: 58-241 8253518 / 8255337 Fax: 8259828. RIF: J-30785734-0
PGFA Perales, Pistone & Asociados es firma miembro de International

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements present fairly, in all material respects, the financial position of Petrodelta, S.A. as of December 31, 2009 and 2008, and of its financial performance and its cash flows for the year then ended in accordance with International Financial Reporting Standards.
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
Por PGFA PERALES, PISTONE & ASOCIADOS
José G. Perales S.
C.P.C. Nº 9.578
Valencia, January 22, 2010
Except for the matters indicated in Note 22, whose date is February 26, 2010

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Statements of Financial Position
(Expressed In Thousands)

	December 31st,
	Note		2009	2008	2009	2008
			U.S. dollars		Bolivars
Assets

Property, plant and equipment, net	8		265,442	211,760	570,698	455,284
Deferred income tax	7-	(a)	141,245	97,323	303,676	209,244

Total non-current assets			406,687	309,083	874,374	664,528

Prepaid expenses and other assets	10		559	21,477	1,202	46,176
Inventories	11		21,472	14,391	46,167	30,941
Accounts receivable	12		379,732	267,786	816,425	575,740
Cash and cash equivalents	13		3,062	7,363	6,582	15,830

Total current asset			404,825	311,017	870,376	668,687

Total assets			811,512	620,100	1,744,750	1,333,215

Equity
Equity, see statements of changes in equity	14		432,100	340,692	929,013	732,487

Liabilities

Provision for abandonment cost	9 y 16		24,416	19,174	52,492	41,224
Provision for retirement benefits	16		9,184	1,306	19,746	2,808

Total non-current liabilities			33,600	20,480	72,238	44,032

Accounts payable	15		105,332	89,104	226,465	191,574
Dividends payable	14		31,126	—	66,921	—
Accruals and other liabilities	16		154,863	169,824	332,956	365,122
Income tax payable	7		54,491	—	117,157	—

Total current liabilities			345,812	258,928	743,499	556,696

Total liabilities			379,412	279,408	815,737	600,728

Total equity and liabilities			811,512	620,100	1,744,750	1,333,215

The accompanying notes from 1 to 23 are an integral part of these financial statements

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Statements of Comprehensive Income
(Expressed In Thousands)

	Years ended December 31st,
	Note		2009	2008	2009	2008
			U.S. dollars		Bolivars
Income

Sales of crude oil			451,473	458,113	970,667	984,943
Sales of gas			6,778	16,506	14,572	35,488

	19		458,251	474,619	985,239	1,020,431

Cost and expenses

Operational cost			(48,311)	(77,609)	(103,869)	(166,859)
Depletion, depreciation and amortization	8		(32,571)	(24,778)	(70,029)	(53,273)
Sales, general and administrative expenses			(10,841)	(6,705)	(23,307)	(14,416)
Royalties	7 —	(b)	(157,681)	(225,167)	(339,014)	(484,109)
Financial expenses			(3,617)	(2,329)	(7,777)	(5,007)

			(253,021)	(336,588)	(543,996)	(723,664)

Profit before tax			205,230	138,031	441,243	296,767

Income tax expense	7 —	(a)	(61,946)	(16,814)	(133,184)	(36,150)

Profit and total comprehensive income for the year			143,284	121,217	308,059	260,617

The accompanying notes from 1 to 23 are an integral part of these financial statements

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Statements of changes in equity
Years ended December 31, 2009 and 2008
(Expressed In Thousands of US dollar)

					Retained earnings
			Shareholder		Legal reserve and
	Note	Capital stock	contribution	Share premium	other reserves	Distributable	Total
Balances at December 31, 2007		465	6,512	212,451	47	181,325	400,800

Profit and total comprehensive income for the year		—	—	—	—	121,217	121,217

Shareholders contribution capitalization	14	6,512	(6,512)	—	—	—	—

Appropriation to legal reserve	14	—	—	—	651	(651)	—

Dividends declared	14	—	—	—	—	(181,325)	(181,325)

Balances at December 31, 2008		6,977	—	212,451	698	120,566	340,692

Profit and total comprehensive income for the year		—	—	—	—	143,284	143,284

Appropriation to other reserves	14	—	—	—	141,245	(141,245)	—

Dividends declared	14	—	—	—	—	(51,876)	(51,876)

Balances at December 31, 2009		6,977	—	212,451	141,943	70,729	432,100

The accompanying notes from 1 to 23 are an integral part of these financial statements

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Statements of changes in equity
Years ended December 31, 2009 and 2008
(Expressed in Thousands of bolivars)

					Retained earnings
			Shareholder		Legal reserve and
	Note	Capital stock	contribution	Share premium	other reserves	Distributable	Total
Balances at December 31, 2007		1,000	14,000	456,770	100	389,846	861,716

Profit and total comprehensive income for the year		—	—	—	—	260,617	260,617

Shareholders contribution capitalization	14	14,000	(14,000)	—	—	—	—

Appropriation to legal reserve	14	—	—	—	1,400	(1,400)	—

Dividends declared	14	—	—	—	—	(389,846)	(389,846)

Balances at December 31, 2008		15,000	—	456,770	1,500	259,217	732,487

Profit and total comprehensive income for the year		—	—	—	—	308,059	308,059

Appropriation to other reserves	14	—	—	—	303,676	(303,676)	—

Dividends declared	14	—	—	—	—	(111,533)	(111,533)

Balances at December 31, 2009		15,000	—	456,770	305,176	152,067	929,013

The accompanying notes from 1 to 23 are an integral part of these financial statements

PETRODELTA, S.A
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Statements of Cash Flow
(Expressed In Thousands)

	Years ended December 31st,
	2009	2008	2009	2008
	U.S. dollars		Bolivars
Cash flow from operating activities
Profit and total comprehensive income for the year	143,284	121,217	308,059	260,617

Adjustments to reconcile net income to net cash (used in) provided by operating activities -
Depletion, depreciation and amortization	33,188	25,508	71,352	54,843
Provision for abandonment cost	(3,603)	(10,866)	(7,745)	(23,362)
Deferred income tax	(43,922)	(52,560)	(94,432)	(113,004)
Financial cost on provision for abandonment cost	1,639	2,344	3,523	5.039
Tax credit financial cost	1,792	—	3,853	—
Net changes in operating assets -
Accounts receivable	(113,738)	(133,756)	(244,538)	(287,575)
Material and supplies Inventories	(8,923)	(10,833)	(19,185)	(23,291)
Prepaid expenses and other assets	20,918	(20,604)	44,974	(44,299)
Net changes in operating liabilities
Accounts payable	16,228	321,555	34,891	691,343
Income taxes payable	54,491	(153,037)	117,157	(329,030)
Accruals and other liabilities	(3,480)	132,090	(7,483)	283,994

Total adjustments	(45,410)	99,841	(97,633)	214,658

Net cash provided by operating activities	97,874	221,058	210,426	475,275

Net cash used in investing activities:

Acquisition of property, plant and equipment	(81,425)	(39,347)	(175,062)	(84,596)

Net cash used in investing activities	(81,425)	(39,347)	(175,062)	(84,596)

Net cash provided by (used in) financing activities:
Paid dividends	(20,750)	(181,325)	(44,612)	(389,849)

Net cash used in financing activities	(20,750)	(181,325)	(44,612)	(389,849)

Net cash increase	(4,301)	386	(9,248)	830

Cash and equivalents at the beginning of the period	7,363	6,977	15,830	15,000

Cash and equivalents at the end of the period	3,062	7,363	6,582	15,830

The accompanying notes from 1 to 23 are an integral part of these financial statements

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
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

The Company was created as a result of the process for conversion into mixed-capital companies of the Operating Agreement signed on July 31, 1992 between PDVSA Petróleo, S.A. (PDVSA Petróleo) (formerly Lagoven, S.A.), Harvest Natural Resources, Inc. (Harvest) (formerly Benton Oil and Gas Company) and Venezolana de Inversiones y Construcciones Clérico, C.A. (Vinccler). As part of this process, on March 31, 2006, PDVSA Petróleo, S.A., Corporación Venezolana del Petróleo, S.A. (CVP) and Harvest Vinccler, S.C.A. (HVSCA), the agreement operator and a related company of Harvest and Vinccler, signed a memorandum of understanding for conversion into a mixed company. In June 2007, the National Assembly of the Bolivarian Republic of Venezuela approved the incorporation of the mixed company Petrodelta, S.A. In August 2006, the National Assembly approved the inclusion of the Temblador, El Isleño and El Salto areas into the Monagas Sur Unit for further development of the Company’s primary activities. An agreement for conversion into a mixed company was signed between CVP and HNR Finance B.V. (HNR Finance) in September 2007. The Company will operate for 20 years as from October 2007 when the decree for transfer of field operations was published in the Official Gazette.

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

On February 26, 2010, the Board of Directors of the Company approved the issuance of the financial statements under International Financial Reporting Standards and submitted said financial statements to the Shareholders of the Company for approval purposes. Once the aforementioned financial statements are duly approved and issued, no amendment of which applies.

Company management considers that it operates in a single business segment (hydrocarbons) in one country, the Bolivarian Republic of Venezuela, in conformity with its social statutes.

During the transition period from April 1, 2006 to December 31, 2007, Harvest Vinccler, S.C.A. (HVSCA) was in charge of managing and developing the Company’s activities and provided its financial and operational structure for this purpose. The Company’s operating costs during this period were paid by HVSCA and CVP and subsequently charged to PDVSA Petróleo, which, in

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
turn, will bill the Company. These costs were recognized in the income statements for the respective periods and include, but are not limited to, general, administrative, operating and capital expenses required to continue activities in the assigned operating area. At December 31, 2009 the Company had not received all information regarding production during the conversion period for the Temblador field in order to invoice all volumes produced in that field during that period. As Temblador production was handled in PDVSA system, PDVSA had allocated only partial, estimated production to Petrodelta. As a result, Petrodelta had not, and still has not, received full credit for the Temblador field production. Discussions are ongoing to settle figures. During the third quarter 2009, Petrodelta completed the facilities and pipelines to segregate approximately 80 percent of the Temblador field’s production out of PDVSA’s system.

During the years ended December 31, 2009 and 2008, the Company has operated with employees assigned by its shareholders or their related companies since it has no direct employees. At December 31, 2009, the Company had 356 employees assigned by its shareholders or their related companies. During the first quarter of 2008, 238 employees were transferred from HVSCA to PDVSA.

During 2009 the Company drilled 18 development wells, produced approximately 7.8 million barrels of oil and sold 4.4 billion cubic feet of natural gas. Petrodelta’s reserves increased primarily by the drilling of two appraisal wells in the largely undeveloped El Salto field. Production was initiated from El Salto field during the month of July 2009 with the drilling and completion of one well which has produced 349,000 barrels of oil through the end of 2009.

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
December 31, 2009 and 2008
the final selling price. Company management considers that, other than associated gas, no hydrocarbon derivatives are consumed.
     Hydrocarbon purchase sale agreement
The Company signed a hydrocarbon purchase sale agreement with PDVSA Petróleo, whereby the Company undertakes to sell to the latter all hydrocarbons produced within the delimited operating area that are not being used in its operations. The Company may assign or transfer this agreement, or any rights and obligations thereunder, to another company in accordance with Article No. 27 of the LOH. This agreement is for 20 years.
(2)	Basis of Preparation
(a)	Statement of compliance

The financial statements as of December 31, 2009 and 2008 are prepared in accordance with International Financial Reporting Standards (IFRS) adopted by the International Accounting Standards Board (IASB) and their interpretations, issued by the International Financial Reporting Interpretations Committee (IFRIC) of the IASB.

The financial statements for the year ended December 31, 2008 have been prepared and are presented for purposes of comparison with the financial statements for the year ended December 31, 2009.

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

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
The financial statements are translated into bolivars based on the following criteria:
-	Assets and liabilities of each statement of financial position at the exchange rates in effect at date.

-	Income and expenses at the average exchange rate for each year.

-	Exchange gains or losses resulting from translation are recognized as a separate equity component under Cumulative translation adjustment. During the year ended December 31, 2009 and 2008 the official exchange rate did not change. Consequently, a cumulative translation adjustment was not originated.
All financial information presented in U.S. dollars has been rounded in thousands.
(d)	Use of estimates, risks and uncertainty

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

Significant areas of uncertainty affecting management’s estimates and judgment in the application of accounting policies, which significantly affect financial statement amounts are:
-	Note 8 — Depletion, depreciation and amortization

-	Note 7 — Deferred income tax

-	Note 9 — Provision for abandonment costs

-	Note 17 — Valuation of financial instruments

-	Note 3 -s- Measurement of contract-based retirement benefit obligations and other post-retirement benefits other than pensions, which are being calculated by PDVSA for subsequent billing to the Company.

-	Note 18 — Liabilities, contingencies and accruals in respect of environmental issues
The Company’s operations may be affected by the political, legislative, regulatory and legal environment, both at the national and international level. In addition, significant changes in

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
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

Non-derivative financial instruments consist of cash and cash equivalents, recoverable tax credits, accounts receivable, accounts payable to suppliers and other liabilities.

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

During the years ended December 31, 2009 and 2008, the Company conducted no transactions with derivative instruments.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
(c)	Property, plant and equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment losses (See Note 8). The successful efforts accounting method is used for exploration and production activities of crude oil and natural gas. All costs for development wells, related plant and equipment, and property used for oil recovery are capitalized. Costs of exploratory wells are capitalized until it is determined whether they are commercially feasible; otherwise, such costs are charged to operating expenses. Other exploratory expenditures, including geological and geophysical costs, are expensed as incurred. Costs for major maintenance or general repairs are capitalized when identified as a separate component of the asset to which such maintenance and repair corresponds and are depreciated between one maintenance period and the other. Disbursements for minor maintenance, repairs and renewals incurred to maintain facilities in operating conditions are expensed. Gains or losses arising from asset retirement or disposal are included in the income statement.

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
December 31, 2009 and 2008
buildings and between 3 and 5 years for the remaining assets. Ordinary withdrawals are eliminated against the respective accumulated depreciation; net gains or losses from extraordinary withdrawals are included in the statement of comprehensive income.

Depreciation methods and average useful lives of property, plant and equipment are reviewed annually.

Certain materials and supplies accounted for as inventory and considered strategic since they will be used as spare parts for two years operation in the production facilities and in specific investment projects are reported under property, plant and equipment.
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

Trade accounts receivable are accounted for according to price formulas established in the hydrocarbon purchase sale agreement between the mixed companies and PDVSA Petróleo, whereby the former undertake to sell and PDVSA Petróleo undertakes to buy all hydrocarbons produced that are not being used in their operations within the delimited operating areas. At December 31, 2009 and 2008, the Company does not expect to incur losses on uncollectible accounts and, therefore, has not set aside a provision in this connection.

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
December 31, 2009 and 2008
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

Current tax is the estimated amount payable based on taxable income for the year, using the tax rate and the methodology established in current regulations at the balance sheet date and any adjustment to taxes payable from previous years.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
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

In conformity with the environmental policy established by PDVSA and current legislation, the Company recognizes a liability when costs are likely and can be reasonably estimated. Environmental expenditures that relate to income from current or future operations are recorded as expenses or assets, as applicable. Expenditures that relate to past operations that do not contribute to current or future revenue generation are expensed. These provisions are created when an obligation related to environmental remediation is identified, in respect of which the Company has the necessary information to determine a reasonable estimate of the related cost. Subsequent adjustments, if required, are made upon receipt of additional information.

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

Common shares are classified as equity. For the years ended December 31, 2009 and 2008, the Company has no preferred shares (See Note 14).

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
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

(o)	Other equity reserves

The Company has the policy of transferring from retained earnings to other equity reserves the balance of deferred tax account when the latter is an asset. This reserve is recognized in retained earnings to the extent that such asset gets realized when the temporary differences that gave rise to it are deducted for tax purposes and consequently would be available for dividend payments.

(p)	Dividend distribution

Dividend distribution to the Company’s shareholders is recognized as a liability in the financial statements in the period in which the dividends are approved by the shareholders.

(q)	Accounting estimates requiring a high degree of judgment

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
December 31, 2009 and 2008
in order to guarantee the reasonableness of the information. Additionally, reserve studies are regularly updated to guarantee that any change in estimates is timely recorded in the Company’s financial statements.

To date, reserves studies assigned to the Company are currently under revision, update and certification.

Assessment of impairment in the value of property, plant and equipment

Management annually assesses impairment in the value of property, plant and equipment. The main key assumptions considered by management to determine the recoverable amount of property, plant and equipment were income projections, oil prices, royalties, operating and capital costs and the discount rate. Projections include proved developed reserves to be produced during the development period of production activities in the assigned fields. At December 31, 2009 and 2008, the Company has not identified impairment in the carrying value of property, plant and equipment as a result of these estimates.

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
(r)	Related party transactions

The Company does not disclose, as part of balances and transactions with related companies (See Note 19), transactions with government entities conducted in the normal course of business, the terms and conditions of which are consistently applied to other public and private entities and for which there are no other suppliers, i.e., electricity, telecommunications, taxes, etc.

(s)	Accrual for employee benefits

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
December 31, 2009 and 2008
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

On October 11, 2007, PDVSA entered into a Collective Labor Agreement, effective through 2009, so improving salaries and labor benefits for staff in the contract payroll in Venezuela. Those liabilities resulting of the application of said Collective Labor Agreement are in full effect as from November 2007. At the end of 2009, the United Federation of Workers for Oil, Gas and Similar (FUTPV) and PDVSA, are waiting for the approval by the president of the Bolivarian Republic of Venezuela to sign the contract for the period 2009 to 2011 (See Note 21).

Profit sharing and bonuses

Liabilities in respect of labor benefits and bonuses for staff, vacation leaves, and other benefits are accounted for as incurred along with the staff’s provision of services.

During the years ended December 31, 2009 and 2008, the Company has not had direct employees and, therefore, has not recorded liabilities derived from these labor-related benefits.

Retirement Plan

The amount to be provision for retirement benefits is received from PDVSA based on actuary studies. Net liabilities in respect of the retirement plan as defined in the contract are accounted for separately per each participant in said plan, by estimating the amount of future benefits to be acquired by staff versus their length of service during current and prior periods; said benefits are discounted in order to determine their current value, then it is deducted the fair market value of those assets associated to the plan. The discount rate reflects the yield rate that, as of the date of the financial statements, is reported through financial instruments issued by credit institutions with high ratings and maturity dates that are in line with those due dates applicable to said liabilities. This calculation is made by an actuary by using the projected unit credit method.

Improvements made to the plan’s benefits, in connection with past service cost, are expensed in the statement of profit and loss per the estimated period that, on average, will last until the moment said benefits will be paid in full. As said benefits fall under irrevocable acquired rights after approval, said expense is recorded, immediately, in the statement of comprehensive income.

It is accounted for as income or expense the share corresponding to the total of unrecorded actuarial earnings or loss in excess of 10% of the greater of these sums: a) the current

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
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

Past service cost and the actuarial income or loss are recorded by using the method set out in the retirement plan per the contract.

The provision for this concept is provided by PDVSA which is based on actuary studies.

(t)	New accounting standards not yet adopted

Certain new standards, amendments and interpretations to existing standards were not effective for the year ended December 31, 2009 and have not been applied in the preparation of the Company’s financial statements. The most important standards, amendments and interpretations for the Company are as follows:
-	In November 2009, IASB issued revised IAS 24, Related Party Transactions. This review applies for accounting periods beginning on or after January 1, 2011. This version simplify the disclosure requirements for government-related entities and clarifies the definition of related parties.

-	In July 2009, IASB issued amendments to IFRS 1 First-time Adoption of International Financial Reporting Standards, effective for accounting periods beginning on or after January 1, 2010 with earlier application permitted. IFRS 1 amendments address the retrospective application of IFRSs to particular situations and are aimed at ensuring that entities applying IFRSs will not face undue cost or effort in the transition process. The amendments 1) exempt entities using the full cost method from retrospective application of IFRSs for oil and gas assets; 2) exempt entities with existing leasing contracts from reassessing the classification of those contracts in accordance with IFRIC 4 Determining whether an Arrangement contains a Lease when the application of their national accounting requirements produced the same result.

-	In April 2009, the IASB published the annual IFRS improvement project that included amendments to certain existing standards and interpretations not effective for the year

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
ended December 31, 2009. The most important standards and interpretations for the Company are: IFRS 2 Share-based Payment ; IFRS 5 Non-current Assets held for sale and discounted operations; IFRS 8 Operating Segments; IAS 1 Presentation of Financial Statements; IAS 7 Statement of Cash Flows; IAS17 Leases; IAS 18 Revenue; IAS 36 Impairment of Assets; IAS 38 Intangible Assets; IAS 39 Financial Instruments: recognition and Measurement; IFRIC 9 Reassessment of Embedded Derivatives; and IFRIC 16 Hedges of a Net Investment in a Foreign Operation.

-	In November 2009, the IASB issued IFRS 9 — Financial Instruments — on the classification and measurement of financial assets. Publication of IFRS 9 represents the completion of the first part of a three part project to replace IAS 39 - Financial Instruments: Recognition and Measurement. IFRS 9 will be effective for accounting periods beginning on or after January 1, 2013. This standard uses a simple approach to determine whether a financial asset is measured at amortized cost or fair value. The new approach is based on how an entity manages its financial instruments (its business model) and the contractual cash flow characteristics of the financial assets. The standard also requires a single impairment method to be used.
The Company completed the analysis of these standards and determined no significant effects on its financial statements.

(u)	Recently adopted accounting pronouncements

The following standards and interpretations became effective during 2009:
-	In March 2009, IASB published amendments to IFRIC 9 and IAS 39: Embedded derivatives. The amendment clarifies the treatment of embedded derivatives for entities that make use of the reclassification amendment issued by the IASB in October 2008. The reclassification amendment allows entities to reclassify particular financial instruments out of the ‘at fair value through profit or loss’ category in specific circumstances. The amendments to IFRIC 9 and IAS 39 issued clarify that on reclassification of a financial asset out of the ‘at fair value through profit or loss’ category all embedded derivatives have to be assessed and, if necessary, separately accounted for in financial statements.

-	In March 2009, IASB published amendments to IFRS 7 — Financial Instruments: Disclosures. The amendments provide enhanced disclosure about fair value measurements and reinforce existing principles for disclosures about liquidity risk. Disclosures introduce a three-level hierarchy for fair value measurement disclosures and require entities to provide additional disclosures about the relative reliability of fair value measurements. These disclosures will help to improve comparability between entities about the effects of fair value measurements.

-	In January 2008, the IASB issued revised IAS 32, Financial Instruments: Disclosure and Presentation, which requires certain financial instruments to be classified as equity when

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
they are available and impose an obligation on the Company’s equity. This standard will be effective for accounting periods beginning on or after January 1, 2009.

-	In September 2007 the IAS 1, Presentation of Financial Statements was revised and introduced a statement of comprehensive income, which includes the profit or loss for the period and other comprehensive income containing income and expense items not recognized in the results for the period due to requirements of other standards. In addition, according to this standard, the balance sheet will become the statement of financial position since it better reflects the function of the statement and is consistent with the terms used in the Concept Framework of International Accounting Standards.

-	In March 2007 was revised IAS 23, Borrowing Costs eliminates the option to expense borrowing costs and requires capitalization of borrowing costs directly attributable to the acquisition, construction or production of a qualifying asset as part of the cost of that asset.
The Company’s accounting policies have been revised and modified, when necessary, to adopt the requirements established in these new standards or interpretations. Adoption of these standards and interpretations did not significantly affect the Company’s financial statements.
(4)	Exchange Agreement with the Central Bank of Venezuela (BCV)

On November 21, 2005, the Ministry of Finance and BCV published Exchange Agreement No. 9, which establishes that foreign currency obtained from hydrocarbon exports, including gaseous hydrocarbons, must be sold to BCV, except for foreign currency earmarked for activities conducted by PDVSA in conformity with the BCV Law Reform. Under this agreement, PDVSA and its subsidiaries may not maintain foreign currency funds in Venezuela for more than 48 hours, and establishes how these funds will be used by PDVSA and monthly information to be presented to BCV in respect of foreign currency flows generated by its activities, asset and liability positions in foreign currency, and payments made by PDVSA abroad.

Exchange Agreement No. 2 of February 6, 2004 was amended on March 2, 2005 to establish exchange rates of Bs. 2,144.60/US$1 (Bs.F. 2.14) (purchase) and Bs. 2,150/US$1 (Bs.F. 2.15) (sale) (See Note 21).
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
December 31, 2009 and 2008
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

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, and accounts payable to suppliers approximates their estimated fair value due to the short-term maturities of these instruments.

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

At December 31, 2009 and 2008, the Company’s cash is placed with a local and foreign financial institution. In addition, there is some concentration of credit risk in trade accounts receivable since all crude oil and gas produced is sold to PDVSA Petróleo.

Market risk

The Company’s general risk management focuses on the uncertainty surrounding financial markets and seeks to minimize the potential adverse effects on the Company’s performance. At December 31, 2009 and 2008, the Company is exposed to the following market risks:

Exchange rate fluctuation risk

The Company operates in Venezuela and is exposed to foreign exchange risk from variations in the exchange rate of the Venezuelan Bolívar relative to the U.S. dollar. Foreign exchange risk is mainly derived from future commercial operations and assets and liabilities shown in bolivars.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
Price risk

The Company is exposed to risks stemming from changes in the sale price of hydrocarbons, which depend on external market factors. At December 31, 2009 and 2008, hydrocarbon sales prices are calculated based on predetermined formulas that consider the price of hydrocarbons in different international markets. Price fluctuations may have a significant impact on the Company’s income. At December 31, 2009 and 2008, the Company has no mechanisms in place to protect against exposure to hydrocarbon sales price fluctuations.

Interest rate fluctuation risk

The Company has accounts receivable from PDVSA which earn interest on arrears 45 days after bills are due and are, therefore, exposed to interest rate fluctuation.

Capital risk management

The Company is focused on safeguarding its ability to continue as a going concern in order to provide returns for the shareholders and maintain an optimal capital structure to reduce capital costs. In order to maintain or adjust the capital structure, the Company may adjust the amount of dividends paid to shareholders, return capital to shareholders or issue new shares.

Liquidity risk

Handling prudently liquidity risk implies maintaining sufficient funds in cash and short term marketable securities, as well as having working capital credit facility available. The Company permanently evaluates its future cash flows through short and long term projections from estimated sales and cash requirements which correspond mainly to operation and maintenance of production facilities, payment of payroll, payment of fiscal and financial obligations, etc.
(7)	Taxes

Below is a summary of taxes affecting the Company’s operations, stated in thousands:

	Years ended December 31,
	2009	2008	2009	2008
	U.S. Dollars		Bolivars
Income tax	61,946	16,814	133,184	36,150
Royalties (See Note 7-b)	157,681	225,167	339,014	484,109

Total	219,627	241,981	472,198	520,259

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
(a)	Income tax

Net income tax expense is summarized below, stated in thousands:

	Years ended December 31,
	2009	2008	2009	2008
	U.S. Dollars		Bolivars
Estimated income tax expense	(105,868)	(69,374)	(227,616)	(149,154)
Deferred income tax	43,922	52,560	94,432	113,004

Total	(61,946)	(16,814)	(133,184)	(36,150)

Reconciliation between the nominal and the effective income tax rates for each year is shown below:

	Years ended December 31,
	2009			2008
		Thousands			Thousands
	%	U.S. Dollars	Bolivar’s	%	U.S. Dollars	Bolivars
Income tax:
Net income		143,284	308,059		121,217	260,617
Income tax		61,946	133,184		16,814	36,150

Net income before income tax		205,230	441,243		138,031	296,767

Oil-sector nominal income tax rate	50	102,615	220,621	50	69,016	148,383
Tax inflation adjustment and effect from translation into U.S. dollars	(11)	(23,096)	(49,655)	(28)	(38,697)	(83,199)
Deferred income tax	(21)	(43,922)	(94,432)	(38)	(52,560)	(113,004)
Non-deductible provisions and other	13	26,349	56,650	28	39,055	83,970

Effective rate	30	61,946	133,184	12	16,814	36,150

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
December 31, 2009 and 2008
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

The components of deferred income tax expense at December 31, 2008 and 2009 shown in the results of each year are as follows (in thousands):

		Benefit
	2008	Recognized in
	Assets	results	2009 Assets
In U.S. dollars-
Accounts receivable	—	(2,653)	(2,653)
Property, plant and equipment	66,004	38,552	104,556
Inventories	5,184	(664)	4,520
Accruals and other payables	26,135	8,687	34,822

	97,323	43,922	141,245

In bolivars-
Accounts receivable	—	(5,704)	(5,704)
Property, plant and equipment	141,909	82,887	224,796
Inventories	11,145	(1,428)	9,717
Accruals and other payables	56,190	18,677	74,867

	209,244	94,432	303,676

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
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

The Company pays MPPEP a 30% royalty in kind for crude oil produced and associated natural gas transferred to PDVSA Petróleo, S.A. Royalty expenses for 2009 and 2008 amounted to US$137,925 thousands and US$149,605 thousands (Bs 296,538 thousands and Bs 321,651 thousands), respectively, included in the income statement under Royalties.

The Company is subject to special advantage taxes, which are determined based on: a) an interest as additional royalty of 3.33% on volumes of hydrocarbons extracted in the delimited areas and delivered to Petróleos de Venezuela, S.A. and b) an amount equivalent to the difference, if any, between (i) 50% of the value of the hydrocarbons extracted in the delimited areas and delivered to Petróleos de Venezuela, S.A. in each calendar year and (ii) the sum of payments made by the mixed companies to the Bolivarian Republic of Venezuela, for activities developed during the calendar year, for royalties on hydrocarbons and investments in endogenous development projects, equivalent to 1% of pre-tax income. Taxes for special advantages must be paid before April 20 of each year, pursuant to Exhibit F of the Agreement for Conversion into a Mixed Company. In relation to a) above, Petrodelta, S.A. incurred in this tax during 2009 and 2008 for US$15,548 thousands and US$16,030 thousands (Bs 33,428 thousands and Bs 34,464 thousands), respectively, included in the statements of comprehensive income under royalties. In relation to b) above, at December 31, 2009 and 2008, this special advantage tax was lower than what the Company paid and accrued for royalties and special advantages tax.

Official Gazette No. 39.273 of the Bolivarian Republic of Venezuela, published on September 28, 2009, approved the modification of article regulating special advantages tax levied on mix companies to redistribute the use of funds by the additional royalty of 3.33% that mix companies have to pay on hydrocarbons volumes extracted from delimited areas. The modified article establish deliver 1.11% to municipalities where oil activities in the country take place and 2.22% for a special fund to be administered by the Executive branch to finance endogenous development projects.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
Following a detail of the caused royalties is shown:

	Years ended December 31,
	2009	2008	2009	2008
	Dollars		Bolivars
Royalty on oil production	135,442	138,311	291,200	297,369
Royalty on gas production	2,483	11,294	5,338	24,282
Royalty for the municipalities	8,613	10,687	18,518	22,977
Royalty for endogenous development projects	6,935	5,343	14,910	11,487
Surface tax	1,946	1,596	4,184	3,431
Windfall tax	882	56,377	1,896	121,211
Accrual for investments in social project	1,380	1,559	2,968	3,352

	157,681	225,167	339,014	484,109

(c)	Extraction tax

The Venezuelan Hydrocarbon Law Reform establishes a rate equivalent to 33.33% of the value of all liquid hydrocarbons extracted from any reservoir, calculated on the same basis as for royalties. The taxpayer may deduct from the extraction tax any sum payable as royalties, including the additional royalty paid as special advantage. This tax is effective since 2006. The Company incurred no tax in this connection for 2009 and 2008.

(d)	Value added tax (VAT)

A Partial Reform of the Value Added Tax Law was published in Official Gazette No. 38,632 on February 26, 2007 changing the applicable tax rate from 14% to 11% as from March 1 until June 30, 2007 and to 9% as from July 1, 2007. On March 26, 2009, under Official Gazette No. 39,147 modification of applicable tax rate to 12% was published, having effect from April 1, 2009.

The VAT Law establishes an exemption on trading of certain hydrocarbon-derived fuels. Recoverable amounts bear no interest.

Below is a summary of the movement of recoverable tax credits (in thousands):

	December 31,
	2009	2008	2009	2008
	U.S. dollars		Bolivars
Recoverable amounts at the beginning of the year	9,604	—	20,649	—
Generate during the year	10,110	9,604	21,736	20,649
Adjustment to net realizable value	(1,792)	—	(3,853)	—
Recoverable amounts at end of the year	17,922	9,604	38,532	20,649

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
At the end of 2009, the Company adjusted the amount of recoverable tax credits to the net realizable value applying a discount rate for assets deterioration of 13%. This rate is calculated by its main shareholder annually with the financial statements of the prior year and using outside parameters updated each year. At December 31, 2009, the adjustment for US$1,792 thousands (Bs. 3,853 thousands) is included in the statement of comprehensive income under the category of financial expenses.

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

Property, plant and equipment, net at December 31 comprises the following (in thousands):

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
U.S. dollars -

	Wells and
	production	Furniture and	Construction in
	facilities	equipment	progress	Total
Cost:
Balances at December 31, 2007	215,581	2,821	—	218,402
Additions	—	916	38,431	39,347
Transfers	7,485	—	(7,485)	—
Strategic Inventories	4,279	—	—	4,279
Assets retirement obligations	10,866	—	—	10,866

Balances at December 31, 2008	238,211	3,737	30,946	272,894
Additions	—	3,729	77,696	81,425
Transfers	75,730	—	(75,730)	—
Strategic inventories	1,842	—	—	1,842
Asset retirement obligations	3,603	—	—	3,603

Balances at December 31, 2009	319,386	7,466	32,912	359,764

Depreciation and amortization:
Balances at December 31, 2007	34,572	1,054	—	35,626
Depreciation and amortization	21,677	730	—	22,407
Assets retirement obligations	3,101	—	—	3,101

Balances at December 31, 2008	59,350	1,784	—	61,134
Depreciation and amortization	30,198	1,095	—	31,293
Assets retirement obligations	1,895	—	—	1,895

Balances at December 31, 2009	91,443	2,879	—	94,322

Total net cost at December 31, 2009	227,943	4,587	32,912	265,442

Total net cost at December 31, 2008	178,861	1,953	30,946	211,760

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
Bolivars -

	Wells and
	production	Furniture and	Construction in
	facilities	equipment	progress	Total
Cost:
Balances at December 31, 2007	463,500	6,065	—	469,565
Additions	—	1,969	82,627	84,596
Transfers	16,093	—	(16,093)	—
Strategic Inventories	9,200	—	—	9,200
Assets retirement obligations	23,362	—	—	23,362

Balances at December 31, 2008	512,155	8,034	66,534	586,723
Additions	—	8,017	167,045	175,062
Transfers	162,819	—	(162,819)	—
Strategic inventories	3,959	—	—	3,959
Asset retirement obligations	7,745	—	—	7,745

Balances at December 31, 2009	686,678	16,051	70,760	773,489

Depreciation and amortization:
Balances at December 31, 2007	74,329	2,267	—	76,596
Depreciation and amortization	46,606	1,570	—	48,176
Assets retirement obligations	6,667	—	—	6,667

Balances at December 31, 2008	127,602	3,837	—	131,439
Depreciation and amortization	64,926	2,352	—	67,278
Assets retirement obligations	4,074	—	—	4,074

Balances at December 31, 2009	196,602	6,189	—	202,791

Total net cost at December 31, 2009	490,076	9,862	70,760	570,698

Total net cost at December 31, 2008	384,553	4,197	66,534	455,284

During the years ended December 31, 2009 and 2008, the Company made additions to production assets and construction in progress for approximately US$81,425 thousands and US$39,347 thousands (Bs 175,062 thousands and Bs 84,596 thousands), respectively.

During 2009 and 2008, the Company assessed asset impairment, taking into account new market and business conditions, and determined that there was no evidence of impairment of production assets.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
At December 31, 2009 and 2008, accruals and other payables include US$3,603 thousands and US$10,866 thousands (Bs 7,745 thousands and Bs 23,362 thousands), respectively, in respect of the accrual for asset retirement obligations (See Note 9).

The balance of construction in progress mainly comprises investment projects for exploration and production activities related to drilling, maintenance, electrical systems, pipelines, well reconditioning and adaptation, expansion and infrastructure aimed at maintaining production capacity and adapting the infrastructure to production levels set out in the Corporation’s business plan. At December 31, 2009 and 2008, the balance of construction in progress for investments related to the aforementioned activities amounts to approximately US$32,912 thousands and US$30,946 (Bs 70,760 thousands and Bs 66,534 thousands).
(9) Accrual for Asset Retirement Obligations
The movement of the accrual for asset retirement obligations at December 31 is shown below (in thousands):

	U.S. dollars	Bolivars
Balance at December 31, 2007	5,964	12,823

Change on estimation	10,866	23,362
Financial cost	2,344	5,039

Balance at December 31, 2008	19,174	41,224

Change on estimation	3,603	7,745
Financial cost	1,639	3,523

Balance at December 31, 2009	24,416	52,492

During 2009, Company management reviewed, based on new information, estimates on assumptions used for calculating the provision for abandonment costs.

At December 31, 2009 and 2008, the variation of the estimation in of the provision for well abandonment cost of US$3,603 thousands and US$10,866 thousands (Bs 7,745 thousands and Bs 23,362 thousands) is includes the balance of Property, plant and equipment (See Note 8). The Petrodelta, S.A. business plan as of December 31, 2009, contemplates the realization of hydrocarbons drilling and production activities until the year 2025; therefore, the accrual for asset retirement obligations was calculated based on the disbursements for this concept during this period.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
(10) Prepaid Expenses and Other Assets
Prepaid expenses and other assets comprise the following (in thousands):

	December 31,
	2009	2008	2009	2008
	U.S. dollars		Bolivars
Prepaid income tax	—	20,876	—	44,883
Prepaid insurance	458	472	984	1,016
Prepaid services	62	88	134	189
Prepaid rent	39	41	84	88

	559	21,477	1,202	46,176

Estimated tax paid during 2008 exceeded the final tax liability by US$20,876 thousands (Bs 44,883 thousands), and was used to offset part of 2009 tax liability.
(11) Inventories
A summary of inventories is shown below (in thousands):

	December 31,
	2009	2008	2009	2008
	U.S. dollars		Bolivars
Materials and supplies, net	33,586	24,663	72,211	53,026

	33,586	24,663	72,211	53,026
Less: Materials and supplies classified under other non-current assets (See Note 8)	12,114	10,272	26,044	22,085

	21,472	14,391	46,167	30,941

(12) Accounts Receivable
Accounts receivable comprise the following (in thousands):

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008

	December 31,
	2009	2008	2009	2008
	U.S. Dollars		Bolivars
Related parties (See Note 19)	361,137	257,292	776,445	553,178
Recoverable tax credits (See Note 7 and 17)	17,922	9,604	38,532	20,649
Other	673	890	1,448	1,913

	379,732	267,786	816,425	575,740

(13) Cash and cash equivalents
Cash and cash equivalent comprises the following (in thousands):

	December 31,
	2009	2008	2009	2008
	U.S. Dollars		Bolivars
Cash on hand	3	2	7	4
Cash at banks	3,059	7,361	6,575	15,826

	3,062	7,363	6,582	15,830

(14) Equity
Capital stock

At December 31, 2009 and 2008, the Company’s nominal capital stock is represented by 1,500,000 common shares, fully authorized and paid in, with a par value of US$4.65 each (Bs 10 each).

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

Shareholders	Type of shares	Number of shares	US$	Bs.	Share of equity
Corporación Venezolana del Petróleo, S.A. (CVP)	A	900,000	4,186,047	9,000,000	60%
HNR Finance, B.V. (HNR Finance)	B	600,000	2,790,698	6,000,000	40%

		1,500,000	6,976,745	15,000,000	100%

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
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

At December 31, 2008, the Company has set aside a legal reserve of approximately US$651 thousands, equivalent to Bs 1,400 thousands, equivalent to 10% of capital stock.

Deferred tax asset equity reserve

In June 2009, CVP issued instructions to all mixed companies regarding the accounting for deferred tax assets. The mixed companies have been instructed to set up a reserve within the equity section of the balance sheet for deferred tax assets. The setting up of the reserve had no effect on the Company financial position, results of operations or cash flows. However, the new reserve reduces the amount of dividends received in the future.

On August 2009, the Board of Directors of the Company approved the creation of the deferred tax asset equity reserve with retained earnings accumulated to end of June 2009 for US$116,273 thousands (Bs.249.987 thousands). At December 31, 2009 management has recorded as equity reserve and amount equal to the balance of deferred tax asset at that date equivalent to US$141,245 thousands (Bs.303,676 thousands) and which has been approved by the Board of Directors of the Company.

Share premium

The share premium is in respect of contributions of fixed assets and inventories made by shareholders in conformity with the Agreement for Conversion into a Mixed Company, whose value exceeds the par value of common shares issued. At December 31, 2009 and 2008, the share premium amounts to approximately US$212,451 thousands, equivalent to approximately Bs 456,770 thousands, included in equity.

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
December 31, 2009 and 2008
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

On August 2008, the shareholders resolved to pay dividends in advance based on retained earnings as the end of June 2008 of US$51,876 thousands, equivalent to Bs 111,533 thousands. The dividend in advance approved was paid to HNR Finance for its share in the Company in the amount of US$20,750 thousands, equivalent to Bs 44,612 thousands. At December 31, 2009 the Company decided to record the dividend in advance against unappropriated retained earnings at the end of 2009, recording as dividends payable the unpaid portion to CVP for an amount of US$31,126 thousands equivalent to Bs 66,921 thousands.
(15)	Accounts Payable
Accounts payable comprise the following (in thousands):

		December 31,
	2009	2008	2009	2008
	U.S. dollars		Bolivars
Trade	35,021	8,536	75,295	18,353
Related parties (See Note 19)	70,311	80,568	151,170	173,221

Total	105,332	89,104	226,465	191,574

Foreign currency and liquidity risk exposure in respect of accounts payable to suppliers is shown in Note 17.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
(16)	Accruals and Other Payables
Accruals and other payables at December 31 comprise the following:

		December 31,
	2009	2008	2009	2008
	U.S. dollars		Bolivars
Royalties	49,277	44,017	105,946	94,637
Provision for abandonment cost (See Note 9)	24,416	19,174	52,492	41,224
Provision for retirement benefits	9,184	1,306	19,746	2,808
Endogenous and social development	5,728	4,347	12,315	9,346
LOCTISEP	6,392	3,056	13,743	6,570
Other	93,466	118,404	200,952	254,569

	188,463	190,304	405,194	409,154
Less: Non current portion of accruals and other payables	33,600	20,480	72,238	44,032

Short-term portion	154,863	169,824	332,956	365,122

At December 31, 2009 and 2008, included as non-current liabilities: a) US$24,416 thousands and US$19,174 thousands, (Bs 52,492 thousands and Bs 41,224 thousands), in respect of the provision for abandonment cost for retirement obligations for exploration and production assets. Asset retirement costs and obligations related to the main structures used in drilling activities were not estimated because these assets have an indefinite useful life as a result of maintenance and mayor repairs and no information is available to reasonably determine their retirement date; and b) US$9,184 thousands and US$1,306 thousands, (Bs.19,746 thousands and Bs. 2,808 thousands), as provision for retirement benefits for personnel assigned to the Company. During 2009, PDVSA completed an actuarial study for their pension and retirement plan. This pension and retirement plan covers all PDVSA employees and mixed companies payroll. In May 2009, PDVSA sent a statement to the Company for its respective costs associated with the pension and retirement plan. The pension adjustment was for past service costs covering the period from January 2008, when HVSCA employees were migrated to PDVSA payroll. It is a non-recurring adjustment. Pension costs at the end of 2009 recorded in the books reasonably reflect the Company’s employee demographic and plan conditions. Pension cost is not tax deductible until future periods when the pension is settled in cash. The Company is not required to reimburse the pension costs to PDVSA until PDVSA pays.

Additionally, at December 31, 2009 and 2008, under other, it is included the accruals in respect of drilling services and infrastructure totaling US$47,892 thousands and US$50,845 thousands (Bs 102,968 thousands and Bs 109,317 thousands), approximately, and a special contribution over the extraordinary prices of the international hydrocarbons market totaling US$882 thousands and US$56,377 thousands (Bs 1,896 thousands and Bs 121,211 thousands).

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
Below are the movements of accruals and other payables during 2009 (in thousands):

	Balance at			Balance at		Long-
	December 31,			December	Current	term
	2008	Increase	Decrease	31, 2009	portion	portion
U.S. dollars
Royalties	44,017	5,260	—	49,277	49,277	—
Provision for abandonment cost (See Note 9)	19,174	5,242	—	24,416	—	24,416
Provision for retirement benefits	1,306	7,878	—	9,184		9,184
Endogenous and social development	4,347	1,381	—	5,728	5,728	—
LOCTISEP	3,056	3,336	—	6,392	6,392	—
Other	118,404	—	(24,938)	93,466	93,466	—

Total accruals and other payables	190,304	23,097	(24,938)	188,463	154,863	33,600

Bolivars

Royalties	94,637	11,309	—	105,946	105,946	—
Provision for abandonment cost (See Note 9)	41,224	11,268	—	52,492	—	52.492
Provision for retirement benefits	2,808	16,938	—	19,746	—	19,746
Endogenous and social development	9.346	2,969	—	12,315	12,315	—
LOCTISEP	6,570	7,173	—	13,743	13,743	—
Other	254,569	—	(53,617)	200,952	200,952	—

Total accruals and other payables	409,154	49,657	(53,617)	405,194	332,956	72,238

(17)	Financial Instruments
Credit Risk

Exposure to Credit Risk

The book value of financial assets represents the highest level of credit risk exposure. A breakdown is shown below (in thousands):

		December 31,
	2009	2008	2009	2008
	U.S. dollars		Bolivars
Accounts receivable (Note 12)	361,137	257,292	776,445	553,178
Recoverable tax credits (See Note 7 and 12)	17,922	9,604	38,532	20,649
Accounts receivable other (See Note 12)	673	890	1,448	1,913
Cash and cash equivalents	3,062	7,363	6,582	15,830

	382,794	275,149	823,007	591,570

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
Aging of the account receivables are shown below (in thousands):

	December 31,
	2009	2008	2009	2008
	U.S. dollars		Bolivars
Under 30 days	136,755	232,822	294,022	500,568
Between 31 and 180 days	113,666	24,470	244,383	52,610
Between 180 days and one year	109,186	—	234,751	—
More than one year	1,530	—	3,289	—

	361,137	257,292	776,445	553,178

Liquidity risk

Maturity of financial liabilities, including estimated interest payments and excluding the impact of offset agreements, is shown below (in thousands):

	Book value		Contractual cash flows		6 months or less

		Non-derivative financial liabilities

	2009	2008	2009	2008	2009	2008
U.S. dollars

Accounts payable to suppliers (See Note 15)	35,021	8,536	35,021	8,536	35,021	8,536

Bolivars

Accounts payable to suppliers (See Note 15)	75,295	18,353	75,295	18,353	75,295	18,353
Foreign Currency Risk

Petrodelta, S.A. has the following monetary assets and liabilities denominated in currencies other than the U.S. dollar, which were converted into U.S. dollars at the exchange rate in effect at the balance sheet date (in thousands):

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008

	December 31,
	2009	2008
Monetary assets:
Bolivars	391,383	254,740

	391,383	254,740

Monetary liabilities:

Bolivars	691,588	342,635

	691,588	342,635

Net monetary liability position	(300,205)	(87,895)

The year-end exchange rate, the average exchange rate for the year and the interannual increases in the exchange rate and the Consumer Price Index (CPI), as published by BCV, were as follows:

	December 31,
	2009	2008
Exchange rate at year end (Bs./US$1)	2.15	2.15

Average exchange rate for the year (Bs./US$1)	2.15	2.15

Interannual increase in the CPI (%)	25,06	30.90

Fair Value of Financial Instruments

The following estimated amounts do not necessarily reflect the amounts at which the instruments could be exchanged in the current market. The use of different market assumptions and valuation methods can significantly affect the estimated fair values. The bases for determining the fair value are disclosed in Note 5 (in thousands):

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008

		December 31,				December 31,
	2009		2008		2009		2008
	Book	Fair	Book	Fair	Book	Fair	Book	Fair
	value	value	value	value	value	value	value	value
		U.S. dollars				Bolivars
Assets:
Accounts receivable	361,137	361,137	257,292	257,292	776,445	776,445	553,178	553,178
Recoverable tax credits	19,714	17,922	9,604	9,604	42,385	38,532	20,649	20,649
Accounts receivable other	673	673	890	890	1,448	1,448	1,913	1,913
Cash and cash equivalents	3,062	3,062	7,363	7,363	6,582	6,582	15,830	15,830

Liabilities:

Accounts payable to suppliers	35,021	35,021	8,536	8,536	75,295	75,295	18,353	18,353
Other liabilities (included in accruals and other payables)	154,863	154,863	169,824	169,824	332,956	332,956	365,122	365,122
Accounts and dividends payables to shareholders and related companies	101,437	101,437	80,568	80,568	218,091	218,091	173,221	173,221

(18)	Commitments, Contingencies and Claims
At December 31, 2009 and 2008, the Company has not set aside a provision for litigations and other claims. Should the outcome of existing lawsuits and claims be unfavorable to the Company, it could have a material adverse effect on its results of operations. Although it is not possible to predict the outcome, Company management, based in part on the opinion of its legal advisors, does not believe it is likely that losses related to the aforementioned legal procedures will exceed recognized estimated amounts or generate significant amounts that could affect the Company’s financial position or results of operations.

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
December 31, 2009 and 2008
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

A summary of transactions and balances with related parties is shown below (in thousands):

		December 31,
	2009	2008	2009	2008
	U.S. dollars		Bolivars
Activities for the year:
Crude oil and natural gas sales	458,251	474,619	985,239	1,020,431

Operating expenses	35,442	21,298	76,200	45,791

General, administrative and selling expenses	6,589	3,506	14,167	7,538

Royalties (See Note 7)	137,925	149,605	296,538	321,651

Reimbursement of expenses	149,058	272,852	320,475	586,632

Balances at the end of the year:
Accounts receivable (See Note 12)	361,137	257,292	776,445	553.178

Prepaid dividends-B Partners (See Note 14)	—	20,750	—	44,612

Accounts payable to Shareholders (See Note 15)	4,060	2,327	8,729	5,003

Dividends payable-A Partners (See Note 14)	31,126	—	66,921	—

Accounts payable to PDVSA (See Note 15)	66,251	78,241	142,441	168,218

As of April 2006, due to the migration of operating agreements to mixed companies, PDVSA Petróleo signed purchase and sale agreements with these companies, which set out that mixed companies will notify PDVSA Petróleo of the estimated volume of hydrocarbons expected to be delivered the following month. PDVSA Petróleo must pay the mixed companies for delivered volumes, net of volumes for royalties in kind and paid to the Venezuelan government.

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

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
Crude oil delivered from the Petrodelta fields to PDVSA is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Market prices for crude oil of the type produced in the fields operated by Petrodelta averaged approximately $57.62 and $84.52 per barrel for the year ended December 31, 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, the Company sold crude oil and natural gas to PDVSA Petróleo for US$458,251 thousands and US$474,619 thousands (Bs 985,239 thousands and Bs 1,020,431 thousands), respectively, included in the income statement under Income. At December 31, 2009 and 2008, the statement of financial position includes US$361,137 thousands and US$257.292 thousands (Bs 776,445 thousands and Bs 553.178 thousands) of accounts receivable in this connection.

During 2009 and 2008, PDVSA Petróleo charged Petrodelta, S.A. US$261 million and US$370 million (Bs 561 million and Bs 798 million), respectively, for labor and other costs, included in general, administrative and selling expenses.

Certain Company directors hold key positions in other related entities; some of their attributions include influencing the operational and financial policies of these entities.

At December 31, 2009 and 2008, transactions with related parties do not necessarily reflect the results that would have been obtained had these transactions been held with third parties.

At a Board of Directors’ Meeting in December 2008, it was resolved to offset receivables and payables with PDVSA and its affiliates. In this regard, it was established that 75% of accounts receivable and 100% of accounts payable and billed to PDVSA would be recorded with no interest charges. Subsequently, in December 2008, CVP agreed to offset the remaining unbilled accounts payable. During 2009, in February, July and November it was resolved to offset receivables and payables between PDVSA and the Company. As a result, accounts payable in respect of reimbursement of capital costs and operating expenses were offset against accounts receivable in respect of estimated hydrocarbons extracted and transferred to PDVSA in accordance with the purchase sale agreement.
(20)	Laws, Resolutions and Legal Contributions
a)	Laws Decreed within the Framework of the Enabling Law

On July 31, 2008, 26 laws were decreed within the framework of the Enabling Law concerning economic, social, legal, and military matters. The following are among the most important laws approved in the social, administrative and financial areas:
-	Decree No. 6,071 for the Agro-Food Security and Sovereignty Law published in Official Gazette No. 5,889.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
-	Decree No. 6,128 for the Law for the Creation of the Social Fund Aimed at Gathering and Disposing of Excess Resources of Government Entities published in Official Gazette No. 5,890.

-	Decree No. 6,215 for the Law for Fostering and Developing Small and Medium-sized Industries and Units of Social Property published in Official Gazette No. 5,890.

-	Decree No. 6,217 for the Public Administration Law published in Official Gazette No. 5,890.

-	Decree No. 6,233 for the Reform of the Public Sector Financial Administration Law published in Official Gazette No. 5,891.

-	Decree No. 6,265 for the Law for the Simplification of Administrative Formalities published in Official Gazette No. 5,891.

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

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
In December 29, 2009 providence 007-2009 was published in Official Gazette No. 39,336 whereas the National Anti-Drug Agency (ONA) establishes norms and procedures to collect, control and fiscalize contributions by public and private companies. The providence among other things lay out the amount subject to the calculation set as taxable income and not net income applied in prior years. During the years ended December 31, 2009 and 2008, the Company recorded an expense of approximately US$3,336 thousands and US$1,224 thousands (Bs 7,173 thousands and Bs 2.633 thousands), respectively, in this connection, included in the income statement for each year under General and administrative expenses, net. As a result of the change in the methodology used to calculate the contribution from applying the providence No. 007-2009, for the amount recorded during the year ended December 31, 2009 approximately US$1.082 thousands and US$168 thousands (Bs.2.327 thousands y Bs.362 thousands), correspond to 2008 and 2007, respectively.

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

f)	Law for the Advancement of Science, Technology and Innovation

The Law for the Advancement of Science, Technology and Innovation was enacted in August 2005. This Law establishes that, beginning January 1, 2006, the country’s major corporations will annually earmark 0.5% of gross income generated in Venezuela to support activities which, according to the Law, relate to investments in science, technology and innovation. This Law defines major corporations as those whose annual gross income exceeds 100,000 tax units. In addition, Article No. 35 of the aforementioned Law requires major corporations in the country engaged in activities covered by the Hydrocarbon and Gaseous Hydrocarbon Law to contribute 2% a year of their gross income generated in Venezuela from any of the activities specified in Article No. 42 of this Law. This Law’s Regulations will establish the mechanisms, methods and procedures for mandatory contributions from major corporations, as well as the timeframe and procedures that must be complied with for the purpose of determining which activities will be considered by the Ministry of Science and Technology in connection with these contributions. At December 31, 2009 and 2008 following instructions

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
from its shareholder CVP, the Company Management did not record any provision related to the contribution establish in the Law for the Advancement of Science, Technology and Innovation. According with these instructions, PDVSA will file on consolidated basis the contribution established in this Law.
(21)	Subsequent events
a)	Exchange Agreement No. 14

On January 8, 2010, the Ministry of Finance and BCV published Exchange Agreement No. 14, which establishes a dual exchange rate of Bs.2.60/1US$ for essentials imports and Bs.4.30/1US$ for other concepts. This agreement allows for the purchase and sale of currency for the following concepts at the Bs 2,60/1US$:
I.	Imports for food, health, education, machinery and equipment, science and technology, according to commercial policy set by the Executive branch.

II.	Remittance of funds to famillies living abroad.

III.	Payments to students undergoing academic activities outside the country.

IV.	Payments of expenses for health recovery, sport, culture, scientific investigations and other cases of urgent matter authorized by CADIVI.

V.	Payments to retired individuals living abroad.

VI.	Purchase of currency by diplomatic representations, consulates, embassies and public individuals assigned to International organizations accredited by the goverment.

VII.	The Exchange Agreement establishes that the parchase and sale of currency for operations different than those mentioned above are to be at Bs 4,30 /U$1.
This agreement did not have an effect on the Company’s right to maintain foreign currency funds at financial institutions outside the country on revenues proceeds from sale of crude in order to make payments and disbursements outside the country.

b)	Labor Collective Contract

On January 12, 2010 a pre-agreement was reached among PDVSA and oil labor union (FUTPV) regarding the approval of the new labor contract and the impact on labor cost affecting mix companies. The pre-agreement establish a salary raise and payroll and retirement benefits which has a significant impact on the Company’s payroll cost. The most significant impacts are:
I.	A salary raise of Bs.35 daily which represents an increase of 80% of current salary. The increase shall be pay in two portions, the first of Bs.25 at the signing of the contract and the second of Bs.10 from January 1st, 2011.

II.	An increase in the monthly amount for electronic food from Bs.1.300 to Bs. 1.700.

III.	An increase in the retirement benefit from Bs. 1.000 to Bs. 1.600.

IV.	The increase will be retroactively from October 1, 2009 and not from January 21, 2009, date which expired the prior contract, in compensation it was agreed a one-

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
time bonus of Bs. 8.000 which has no effect in the severance benefits of employees.
The impact of the new collective contract, according to the changes mentioned above, has been estimated and is reflected in the statement of comprehensive income of the Company.
(22)	Subsequent events after Independents Accountant Opinion

On February 4, 2010, providence No. 0002344 from the National Integrated Service on Tributes and Customs Administration (SENIAT) was published in Official Gazette No. 39,361 in which the current tax unit value was adjusted from Bs. 55 to Bs. 65.

On February 26, 2010, the Board of Directors of the Company approved the issuance of the financial statements under International Financial Reporting Standards and submitted said financial statements to the Shareholders of the Company for approval purposes.
(23)	Supplementary Information on Oil and Gas Exploration and Production Activities (unaudited)

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

Proved reserves are the estimated quantities of crude oil and gas which, with reasonable certainty, are recoverable in future years from known deposits under existing economic and operating conditions. Due to the inherent uncertainties and limited nature of reservoir data, reserve estimates are subject to changes over time, as additional information becomes available. Proved reserves do not include additional volumes which may result from the extension of currently explored areas or from the application of secondary recovery processes not yet tested and determined to be economically feasible.

Proved developed oil and gas reserves are the quantities that can be recovered from existing wells with existing equipment and methods. Proved undeveloped reserves are those volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
A summary of annual changes in proved crude oil and natural gas reserves is shown below:
(a)	Conventional Crude Oil (in thousands of barrels)

	Years ended December 31
	2009	2008	2007
Proved developed and undeveloped reserves of conventional crude oil at January 1	214,658	220,163	225,537
Revisions	—	—	—
Expansions and discoveries	—	—	—
Production	(7,835)	(5,505)	(5,374)

Proved developed and undeveloped reserves of conventional crude oil at December 31	206,823	214,658	220,163

Proved developed reserves of conventional crude oil at December 31 (included on the previous amount)	54,110	47,298	52,803

At December 31, 2009, 2008 and 2007, certified reserves assigned to the Company amounted to 206,823 thousands, 214,658 thousands and 220,163 thousands barrels, respectively. Production for the year ended December 31, 2009, 2008 and 2007 was 7,835 thousands, 5,505 thousands and 5,374 thousands barrels.
(b)	Natural Gas Reserves (in millions of cubic feet)

	Years ended December 31
	2009	2008	2007
Proved developed and undeveloped reserves of natural gas at January 1	273,281	283,981	297,437
Revisions	(2,592)	—	—
Expansions and discoveries	—	—	—
Production	(4,397)	(10,700)	(13,456)

Proved developed and undeveloped reserves of natural gas at December 31	266,292	273,281	283,981

Proved developed reserves of natural gas at December 31 (included on the previous amount)	25,641	32,630	43,330

Natural gas production is shown on the basis of actual volumes before the extraction of liquefiable hydrocarbons.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
Table II — Costs Incurred in Exploration and Development Activities

Exploration costs include costs incurred from geological and geophysical activities, and drilling and equipping exploratory wells. The Company did not conduct exploration activities in 2009. Development costs include those for drilling and equipping development wells, enhanced recovery projects and facilities to extract, treat and store crude oil and natural gas. Annual costs, summarized below, include amounts both expensed and capitalized for the Company’s conventional crude oil reserves (In thousands):

	Conventional Crude
	U.S. dollars		Bolivars
	2009	2008	2009	2008
Development costs	83,141	53,576	178,753	115,188

Total costs incurred from development activities	83,141	53,576	178,753	115,188

Table III — Costs Recorded as Assets in Oil and Gas Production Activities

Costs recorded as assets for oil and gas exploration and production activities, as well as the related accumulated depreciation and amortization at December 31 for PDVSA’s conventional and extra-heavy crude oil reserves are summarized below (In thousands):

	Conventional Crude
	U.S. dollars		Bolivars
	2009	2008	2009	2008
Assets used in production	319,386	238,211	686,678	512,155

Equipment and facilities	7,466	3,737	16,051	8,034

	326,852	241,948	702,729	520,189

Accumulated Depletion, depreciation and amortization	(94,322)	(61,134)	(202,791)	(131,439)

Construction in progress	32,912	30,946	70,760	66,534

Total net costs capitalized as assets	265,442	211,760	570,698	455,284

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2009 and 2008
Table IV — Results of Operations for Oil and Gas Production Activities for Each Year (In thousands):

	Conventional Crude
	Years ended December 31
	U.S. Dollar		Bolivars
	2009	2008	2009	2008
Net production income
Sales	458,251	474,619	985,239	1,020,431
Production costs	(59,152)	(84,314)	(127,176)	(181,275)
Royalties	(157,681)	(225,167)	(339,014)	(484,109)
Depletion, depreciation and amortization	(32,571)	(24,778)	(70,029)	(53,273)

Results of operation before income Tax	208,847	140,360	449,020	301,774

Income tax	(105,868)	(69,374)	(227,616)	(149,154)

Results production operation	102,979	70,986	221,404	152,620

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

A summary of average per unit sale prices and production costs is shown below:

	Years ended December 31
	2009	2008	2009	2008
	U.S. dollar		Bolivars
Average sale price

Crude oil per barrel	57.62	84.52	123.88	181.72

Natural gas per barrel	1.54	1.54	3.31	3.31

Average production cost per BOE	6.90	11.57	14.84	24.88

50