Form 10-K/A
period 2009-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2011-03-16
CIK 845289

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

Explanatory Note — Amendment
           Harvest Natural Resources, Inc. and Subsidiaries (collectively, “we”, “us”, “our”, “Harvest” or “the Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to reflect changes made in response to comments received by us from the Staff of the Securities and Exchange Commission (the “Staff”), in connection with the Staff’s review of Harvest’s original Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 16, 2010 (the “Original Form 10-K”). We are only filing the items of our Original Form 10-K that have been revised in response to the Staff’s comment letter:
           Item 1 — Business
           Item 1A — Risk Factors
           Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
           Item 10 — Directors, Executive Officers and Corporate Governance
           Item 15 — Exhibits
All other information in our Original Form 10-K remains unchanged. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K and any Harvest filings with the SEC subsequent to the filing of the Original Form 10-K. Revised reserve reports from Ryder Scott Company, L.P. are attached as Exhibits 99.1 and 99.2. The revised reserve reports address the limitations on reliance by third parties.
           Pursuant to the Rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed or furnished herewith, as applicable.

HARVEST NATURAL RESOURCES, INC.
FORM 10-K

Page

Part I

Item 1. Business	1
Item 1A. Risk Factors	16

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Part III

Item 10. Directors, Executive Officers and Corporate Governance	38

Part IV

Item 15. Exhibits	44

Signatures	45
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2

PART I
Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, as amended [the “PSLRA”]) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “guidance”, forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the PSLRA, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for undeveloped reserves, drilling risks, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the exploration, operation and development of oil and natural gas properties, risks incumbent to holding a noncontrolling interest in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, the Company’s ability to acquire oil and natural gas properties that meet its objectives, availability and cost of drilling rigs and seismic crews, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, availability of sufficient financing including the Company’s ability to obtain the Islamic (sukuk) financing described in Item 1A — Risk Factors, changes in weather conditions, and ability to hire, retain and train management and personnel. See Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
           We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). Our Venezuelan interests are owned through HNR Finance, B.V. (“HNR Finance”). Our ownership of HNR Finance is through several corporations in all of which we have direct controlling interests. Through these corporations, we indirectly own 80 percent of HNR Finance and our partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), indirectly owns the remaining 20 percent interest of HNR Finance. HNR Finance owns 40 percent of Petrodelta, S.A. (“Petrodelta”). As we indirectly own 80 percent of HNR Finance, we indirectly own a net 32 percent interest in Petrodelta (80 percent of 40 percent), and Vinccler indirectly owns eight percent (20 percent of 40 percent). Corporación Venezolana del Petroleo S.A. (“CVP”) owns the remaining 60 percent of Petrodelta. Petrodelta is governed by its own charter and bylaws and operates a portfolio of properties in eastern Venezuela including large proven oil fields as well as properties with very substantial opportunities for both development and exploration. We have seconded key technical and managerial personnel into Petrodelta and participate on Petrodelta’s board of directors. HNR Finance has a direct controlling interest in Harvest Vinccler S.C.A. (“Harvest Vinccler”). Harvest Vinccler’s main business purposes are to assist us in the management of Petrodelta and in negotiations with Petroleos de Venezuela S.A. (“PDVSA”). We do not have a business relationship with Vinccler outside of Venezuela.

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

	Oil and	Natural
	Condensate	Gas	Total
	(MBls)	(MMcf)	(MBOE)(1)
Proved Developed Reserves:
Domestic — Utah	131	653	240
International — Venezuela(2)	11,394	19,212	14,596

Total Proved Developed	11,525	19,865	14,836

Proved Undeveloped Reserves:
Domestic — Utah	95	473	174
International — Venezuela (2)	26,542	30,956	31,701

Total Proved Undeveloped	26,637	31,429	31,875

Total Proved Reserves	38,162	51,294	46,711

Probable Developed Reserves:
International — Venezuela(2)	94	74	106
Probable Undeveloped Reserves:
International — Venezuela(2)	34,951	11,674	36,897

Total Probable Reserves	35,045	11,748	37,003

Possible Developed Reserves:
International — Venezuela(2)	9	—	9
Possible Undeveloped Reserves:
International — Venezuela(2)	134,805	37,147	140,996

Total Possible Reserves	134,814	37,147	141,005

(1)	MBOE (thousand barrels of oil equivalent) is determined using the approximate heat content ratio of one barrel of crude oil or condensate to six Mcf of natural gas, which ratio does not necessarily reflect price equivalency.

(2)	Information represents our net 32 percent ownership interest in Petrodelta.
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
           On January 8, 2010, the Venezuelan government published in the Official Gazette the Exchange Agreement which establishes new exchange rates for the Venezuela Bolivar (“Bolivar”)/United States Dollar (“U.S. Dollar”) currencies that will enter into force on January 11, 2010. Per the Exchange Agreement, each exchange rate will be applied to foreign currency sales and purchases conducted through the Foreign Currency Administration Commission (“CADIVI”), in the cases expressly provided in the Exchange Agreement. In this regard, the exchange rates established in the Agreement are: 2.60 Bolivars per U.S. Dollar and 4.30 Bolivars per U. S. Dollar. The 2.60 Bolivar exchange rate applies to the food, health, medical and technology sectors. The 4.30 Bolivar exchange rate applies to all other sectors not expressly established by the 2.60 Bolivar exchange rate. The U.S. Dollar is the functional reporting currency for both Petrodelta and Harvest Vinccler. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operations, Venezuela for a description of the effect the Exchange Agreements are having on our Venezuela operation.

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
Production, Prices and Lifting Cost Summary
           In the following table we have set forth, by country, our net production, average sales prices and average operating expenses for the years ended December 31, 2009, 2008 and 2007. Venezuela is presented at our net 32 percent ownership interest in Petrodelta. The United States is presented at our ownership interest.

	Year Ended December 31,
	2009	2008	2007
Venezuela
Crude Oil Production (MBbls)(b)	1,671	1,174	2,259
Natural Gas Production (MMcf)(a)(c)	938	2,283	5,548
Average Crude Oil Sales Price ($ per Bbl)	$57.62	$83.22	$58.61
Average Natural Gas Sales Price ($ per Mcf)	$1.54	$1.54	$1.54
Average Operating Expenses ($ per Boe)(d)	$5.64	$10.65	$3.12

United States
Monument Butte
Net Crude Oil Production (MBbls)	3	—	—
Natural Gas Production (MMcf)	6	—	—
Average Crude Oil Sales price ($ per Bbl)	$61.57	$—	$—
Average Natural Gas Sales Price ($ per Mcf)	$2.77	$—	$—
Average Operating Expenses ($ per Boe)	$—	$—	$—

(a)	Royalty-in-kind paid on gas used as fuel was 1,063 MMcf, 1,226 MMcf and 1,242 MMcf for 2009, 2008 and 2007, respectively, net to our 32 percent ownership interest in Petrodelta.

(b)	Crude oil production for Petrodelta at 100 percent was 7,835 MBbls, 5,505 MBbls and 5,374 MBbls for 2009, 2008 and 2007, respectively.

(c)	Natural gas production for Petrodelta at 100 percent was 4,397 MMcf, 10,700 MMcf and 13,456 MMcf for 2009, 2008 and 2007, respectively.

(d)	Before royalties and including workovers. Average operating expenses per Boe for Petrodelta net of royalties and workovers was $8.46, $10.90 and $4.20 for 2009, 2008 and 2007, respectively. Petrodelta is not subject to ad valorem or severance taxes.
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
           PDVSA’s failure to timely pay contractors could have an adverse effect on Petrodelta. PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. PDVSA purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures, and PDVSA has fallen behind in certain of its payment obligations to its contractors, including contractors engaged by PDVSA to provide services to Petrodelta. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors. As a result, Petrodelta has experienced, and may continue to experience, difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis is having an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.
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
Venezuela
           On January 8, 2010, the Venezuelan government published in the Official Gazette the Exchange Agreement, which established new exchange rates for the Bolivar/U.S. Dollar currencies that went into effect on January 11, 2010. Per the Exchange Agreement, each exchange rate is applied to foreign currency sales and purchases conducted through CADIVI, in the cases expressly provided in the Exchange Agreement. In this regard, the exchange rates established in the Agreement are: 2.60 Bolivars per U.S. Dollar and 4.30 Bolivars per U.S. Dollar. The 2.60 Bolivar exchange rate applied to the food, health, medical and technology sectors. The 4.30 Bolivar exchange rate applied to all other sectors not expressly established by the 2.60 Bolivar exchange rate. The 4.30 Bolivar exchange rate applied to the oil and gas sector. Article 5 of the January 8, 2010 Exchange Agreement established:
•	Operations for the sale of foreign currency will be at 2.5935 Bolivars per U.S. Dollar and 4.2893 Bolivars per U.S. Dollar exchange rates. The 2.5935 Bolivars per U.S. Dollar rate applies to at least 30 percent of the currency. The 30/70 percent split in sales of foreign currency between the two exchange rates creates a blended third exchange rate of 3.81 Bolivars per U.S. Dollar.

•	The Central Bank is entitled to adjust the proportion of sales of foreign currency at each exchange rate to attend market needs.
           As an alternative to the use of the official exchange rate, an exemption under the Venezuelan Criminal Exchange Law for transactions in certain securities resulted in an indirect securities transaction market of foreign currency exchange, through which companies could obtain foreign currency legally without requesting it from CADIVI. Publicly available quotes did not exist for the securities transaction exchange rate but such rates could be obtained from brokers. Securities transaction markets were used to move financial securities into and out of Venezuela. In May 2010, the government of Venezuela effectively eliminated this indirect market of foreign currency exchange and established the Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) for exchanging Bolivars. SITME’s purpose is to assist companies and individuals requiring foreign currency (U.S. Dollars) for the import of goods and services into Venezuela. SITME may also be used for buying or selling of Venezuela’s bonds. The elimination of the indirect market for foreign currency exchange and the establishment of SITME have not had, nor is it expected to have, an impact on our business in Venezuela.
           Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar, and they do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. Harvest Vinccler and Petrodelta do not have, and have not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.
           At December 31, 2009, Harvest Vinccler and Petrodelta remeasured the appropriate monetary assets and liabilities at the official exchange rate of 2.15 Bolivars per U.S. Dollar that was in effect at that time. On January 31, 2010, Harvest Vinccler and Petrodelta remeasured the appropriate monetary assets and liabilities at the new official exchange rate of 4.30 Bolivars per U.S. Dollar. In January 2010, Harvest Vinccler estimated a $1.5 million remeasurement loss and Petrodelta estimated a $120.5 million remeasurement gain on revaluation of monetary assets and liabilities. The revaluation of Bolivars to U.S. Dollars was calculated as the difference between the old official exchange rate of 2.15 Bolivars per U.S. Dollar and the new official exchange rate of 4.30 Bolivars per U.S. dollar. The primary factor in Harvest Vinccler’s loss on currency exchange rates is that Harvest Vinccler had substantially higher Bolivar denominated monetary assets than Bolivar denominated monetary liabilities. The primary factor in Petrodelta’s gain on currency exchange rates is that Petrodelta had substantially higher Bolivar denominated monetary liabilities than Bolivar denominated monetary assets. At December 31, 2009, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are BsF 7.9 million and BsF 1.9 million, respectively. At December 31, 2009, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are BsF 84.5 million and BsF 780.8 million, respectively.
           The sale of oil and gas by Petrodelta to the Venezuelan government is pursuant to a Contract for Sale and Purchase of Hydrocarbons with PDVSA Petroleo S.A. (“PPSA”) signed on January 17, 2008. The form of the agreement is set forth in the Conversion Contract. Crude oil delivered from the Petrodelta Fields to PPSA is priced with reference to Merey 16 published prices, weighted for different markets, and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Merey 16 published prices are quoted and sold in U.S. Dollars. Natural gas delivered from the Petrodelta Fields to PPSA is priced at $1.54 per thousand cubic feet. PPSA is obligated to make payment to Petrodelta in U.S. Dollars in the case of payment for crude oil and natural gas liquids delivered. Natural gas deliveries are paid in Bolivars, but the pricing for natural gas is referenced to the U.S. Dollar. Major contracts for capital expenditures and lease operating expenditures are denominated in U.S. Dollars. Any dividend paid by Petrodelta will be made in U.S. Dollars.
           Since payment for crude oil is in U.S. Dollars under the contract, we do not expect the recent currency exchange developments in Venezuela to have an impact on Petrodelta’s operations or on the reserves economic productability price of $56.83 per barrel of oil in relation to the Venezuelan reserves. In addition, prices used to derive our reserves economic productability average prices are quoted and sold in U.S. Dollars.
           In Item 1A — Risk Factors, we disclosed that PDVSA’s failure to timely pay contractors, including Petrodelta, was having an adverse effect on Petrodelta. When oil prices fell sharply at the end of 2008, PDVSA had already begun showing delays in timely paying its contractors. Petrodelta also experienced delays in receiving payment for its crude oil and natural gas deliveries. As a result, debt to contractors under direct contract with Petrodelta increased. Petrodelta’s operations have been affected by PDVSA’s slow payment of debt. Petrodelta has been required to delay operational activities such as workovers and field maintenance partly due to cash issues and partly due to compliance with PDVSA budgeting.
           Starting in early 2009, PDVSA began re-negotiating the outstanding debts of its large contractors. PDVSA successfully re-negotiated a majority of the large contractor debt and successfully placed two large bond issues ($7.5 billion). These two events allowed PDVSA to pay a substantial portion of the outstanding debt to its smaller contractors, which included contractors providing services to Petrodelta through PDVSA’s umbrella contracts and to Harvest Vinccler, who is a contractor to Petrodelta. As a Petrodelta contractor, Harvest Vinccler assessed the possibility of recording an allowance for doubtful accounts on its receivable from Petrodelta. After considering many factors, including the slow but continuous payments received from Petrodelta, Harvest Vinccler determined that an allowance for doubtful accounts is not required.
           We are unable to provide an indication of when PDVSA will become and remain current in its payment obligations. However, we believe that PDVSA’s debt will not disappear completely in the short term, but the risk of contractor work stoppage is minimal due to PDVSA guaranteeing payments as publicly stated by top officials. Increased costs due to PDVSA’s debt financing are already imbedded in current contractor’s rates.
Petrodelta — Venezuela
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
Gulf Coast — West Bay
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
Western United States — Antelope
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
WAB-21 Project — China
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
See Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 7 — Investment in Equity Affiliates for additional information.
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
           Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, and again in January 2010. On January 8, 2010, the Venezuelan government published in the Official Gazette the Exchange Agreement, which established new exchange rates for the Bolivar/U.S. Dollar currencies that went into effect on January 11, 2010.
           Harvest Vinccler and Petrodelta do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). However, in October 2010, Harvest Vinccler exchanged approximately $0.2 million through SITME and received an exchange rate of 5.19 Bolivars per U.S. Dollar. The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. Harvest Vinccler and Petrodelta do not have, and have not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate.
           See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operations, Venezuela for a more complete discussion of the exchange agreements and their effects on our Venezuelan operations.
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
           There are many factors we consider when evaluating our equity investments for possible impairment. Currency devaluations, inflationary economies and cash flow analysis are some of the factors we consider in our evaluation. Since the Venezuelan currency devaluations have not significantly affected Petrodelta’s business and any dividends declared by Petrodelta are required to be paid in U.S. Dollars per the conversion contract, we do not believe an impairment of the investment of the asset is warranted at this time. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Venezuela for a complete description of the situation in Venezuela and other matters. At December 31, 2009 and 2010, there were no events that caused us to evaluate our investment in Petrodelta for impairment.
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
           The reserves included herein were estimated using deterministic methods and presented as incremental quantities. Under the deterministic incremental approach, discrete quantities of reserves are estimated and assigned separately as proved, probable or possible based on their individual level of uncertainty. Because of the differences in uncertainty, caution should be exercised when aggregating quantities of oil and gas from different reserves categories. Furthermore, the reserves and income quantities attributable to the different reserve categories that are included herein have not been adjusted to reflect these varying degrees of risk associated with them and thus are not comparable.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
           The following table provides information regarding each of our directors.

Stephen D. Chesebro’ Appointed Director in October 2000 Age 68	Mr. Chesebro’ has served as the Chairman of the Board of Harvest Natural Resources, Inc. since 2001. From December 1998 until he retired in 1999, he served as President and Chief Executive Officer of PennzEnergy, the independent oil and gas exploration and production company that was formerly a business unit of Pennzoil Company. From February 1997 to December 1997, Mr. Chesebro’ served as Group Vice President — Oil and Gas and from December 1997 until December 1998 he served as President and Chief Operating Officer of Pennzoil Company, an integrated oil and gas company. From 1993 to 1996, Mr. Chesebro’ was Chairman and Chief Executive Officer of Tenneco Energy, a $4 billion global energy company. Tenneco Energy was part of Tenneco, Inc., a worldwide corporation that owned diversified holdings in six major industries. Mr. Chesebro’ is an advisory director to Preng & Associates, an executive search consulting firm. In 1964, Mr. Chesebro’ graduated from the Colorado School of Mines. He was awarded the school’s Distinguished Achievement Medal in 1991 and received his honorary doctorate from the institution in 1998. He currently serves on the school’s visiting committee for petroleum engineering, and is a member of the Colorado School of Mines Foundation Board of Governors. In 1994, Mr. Chesebro’ was the first American awarded the H. E. Jones London Medal by the Institution of Gas Engineers, a British professional association. Since December 2005, he has served as the President of the Chesebro’ Foundation, Inc., a private charitable foundation incorporated in Delaware.

James A. Edmiston Elected Director in May 2005 Age 50	Mr. Edmiston was elected President and Chief Executive Officer of Harvest Natural Resources, Inc. on October 1, 2005. He joined the Company as Executive Vice President and Chief Operating Officer on September 1, 2004. Prior to joining Harvest, Mr. Edmiston was with Conoco and ConocoPhillips for 22 years in various management positions including President, Dubai Petroleum Company (2002-2004), a ConocoPhillips affiliate company in the United Arab Emirates and General Manager, Petrozuata, C.A., in Puerto La Cruz, Venezuela (1999-2001). Prior to 1999, Mr. Edmiston also served as Vice President and General Manager of Conoco Russia and then as Asset Manager of Conoco’s South Texas Lobo Trend gas operations. Mr. Edmiston earned a Bachelor of Science degree in Petroleum Engineering from the Texas Tech University and a Masters of Business Administration from the Fuqua School of Business at Duke University. Mr. Edmiston was inducted into the Petroleum Engineering Academy and was recognized as a Distinguished Engineer by the Texas Tech College of Engineering in 2009. Mr. Edmiston is a Member of the Society of Petroleum Engineers.

Dr. Igor Effimoff Appointed Director in February 2008 Age 64	Dr. Igor Effimoff is founder and principal of a firm which provides upstream and midstream consulting services since 2005. From 2002 until 2005 he was Chief Operating Officer for Teton Petroleum Company. Between 1996 and 2001, he was President of Pennzoil Caspian Corporation, managing their interests in the Caspian Region. Between 1994 and 1996 he was the Chief Executive Officer of Larmag Energy, NV, a privately held Dutch oil and gas production company with its primary assets in the Caspian Sea. He has served in senior executive roles with Ashland Exploration Inc., Zilkha Energy Company and Kriti Exploration, Inc. Dr. Effimoff

has authored numerous technical and business articles. He is a member of American Association of Petroleum Geology, the Society of Petroleum Engineers, the Society of Exploration Geophysicists and the Geological Society of America. He has a Doctorate in Geology from the University of Cincinnati and completed the Harvard Advanced Management Program.

H. H. Hardee Appointed Director in October 2000 Age 55	Mr. Hardee is a Senior Vice President—Financial Consultant with RBC Wealth Management, since 1994. From 1991 through 1994, Mr. Hardee was a Senior Vice President with Kidder Peabody. From 1977 through 1991, Mr. Hardee was a Senior Vice President at Rotan Mosle/Paine Webber Inc. During his tenure at RBC Wealth Management, he was in the top 1% of his peer group and has been a member of the Chairman’s Council since joining the firm. Mr. Hardee is a licensed investment advisor and has served in various board capacities including investment policy. Mr. Hardee was named as one of America’s best financial advisors for 2009 by Barron’s financial newspaper. He was awarded designation to Reuter’s Advice Point Top Advisors of 2008 and named to RBC Wealth Management Senior Portfolio Manager Group. He currently advises/manages over $400 million in assets. Mr. Hardee’s expertise is advising high net worth individuals and small to mid sized corporations. Mr. Hardee is a former director of the Bank of Almeda and Gamma Biologicals. He is also a former limited partner and advisory director of the Houston Rockets of the National Basketball Association. Mr. Hardee has a finance degree from the University of Texas McCombs School of Business. He holds an Accredited Wealth Management designation, as well as a certification of director education from the NACD Corporate Directors Institute.

Robert E. Irelan Appointed Director in February 2008 Age 63	Mr. Irelan has over 37 years of experience in the oil and gas industry. He retired from Occidental Petroleum as Executive Vice President of Worldwide Operations in April 2004, having started there in 1998. Prior to Occidental Petroleum, Mr. Irelan held various positions at Conoco, Inc., from 1967 until 1998. Upon his retirement he opened his own company, Naleri Investments LLC. He also partnered in several entrepreneurial ventures including Rapid Retail Solutions LLC, BISS Product Development LLC and All About Baby LLC. Mr. Irelan earned his Professional Engineering degree in Petroleum Engineering from Colorado School of Mines. He also has advanced studies in Mineral Economics. He was awarded the Distinguished Achievement Award from the school in 1998.

Patrick M. Murray Appointed Director in October 2000 Age 67	In 2007, Mr. Murray retired from Dresser, Inc. He had been the Chairman of the Board and Chief Executive Officer since 2004. Dresser, Inc. is an energy infrastructure and oilfield products and services company. From 2000 until becoming Chairman of the Board, Mr. Murray served as President and Chief Executive Officer of Dresser, Inc. Mr. Murray was President of Halliburton Company’s Dresser Equipment Group, Inc.; Vice President, Strategic Initiatives of Dresser Industries, Inc.; and Vice President, Operations of Dresser, Inc. from 1996 to 2000. Mr. Murray has also served as the President of Sperry-Sun Drilling Services from 1988 through 1996. Mr. Murray joined NL Industries in 1973 as a Systems Application Consultant and served in a variety of increasingly senior management positions. Mr. Murray currently serves on the board of Precision Drilling Corporation, a publicly held contract drilling company and Wellstream Holdings PLC, a manufacturer of flexible pipe. Mr. Murray is also on the board of the World Affairs Council of Dallas Fort Worth. He is on the board of advisors for the Maguire Energy Institute at the Edwin L. Cox School of Business, Southern Methodist University, and a member of the Board of Regents of Seton Hall University. Mr. Murray holds a B.S. degree in

Accounting and a Master of Business Administration from Seton Hall University. He served for two years in the U.S. Army as a commissioned officer.

J. Michael Stinson Appointed Director in November 2005 Age 66	Since September 2006, Mr. Stinson has been Chairman of TORP Terminal LP, the U.S. unit of a Norwegian LNG technology company. From 2004 until November of 2009, he served as a director of Enventure Global Technology, Inc., an oil equipment company, most recently as the Chairman of their Audit and Finance Committee. From January 2005 until November 2007, he was Chairman of the Board of Paulsson Geophysical Services, Inc., a vertical seismic profiling technology company. From February through August 2004, Mr. Stinson served with the U.S. Department of Defense and the Coalition Provisional Authority as Senior Advisor to the Iraqi Ministry of Oil. From 1965 to 2003, Mr. Stinson was with Conoco and ConocoPhillips in a number of assignments in operations and management. His last position at ConocoPhillips was as Senior Vice President, Government Affairs in which he was responsible for government relations with particular emphasis on developing and facilitating international business development opportunities in various countries. Previous positions included Senior Vice President — Business Development, Vice President — Exploration and Production, Chairman and Managing Director of Conoco (UK) Limited, Vice President/General Manager of International Production for Europe, Africa and the Far East, and President and Managing Director of Conoco Norway, Inc. Mr. Stinson earned a Bachelor of Science degree in Industrial Engineering from Texas Tech University and a Masters of Business Administration from Arizona State University. He is a member of the Society of Petroleum Engineers, the American Association of Petroleum Geologists, and the Society of Exploration Geophysicists.
EXECUTIVE OFFICERS
           The following table provides information regarding each of our executive officers.

Name	Age	Position

James A. Edmiston *	50	President and Chief Executive Officer

Stephen C. Haynes	53	Vice President, Finance, Chief Financial Officer and Treasurer

Keith L. Head	52	Vice President, General Counsel and Corporate Secretary

G. Michael Morgan	56	Vice President, Business Development

Karl L. Nesselrode	52	Vice President

Patrick R. Oenbring	58	Vice President, Western Operations

Robert Speirs	54	Vice President, Eastern Operations

*	See Mr. Edmiston’s biography on page 38.
           Stephen C. Haynes has served as our Vice President, Chief Financial Officer and Treasurer since May 19, 2008. Mr. Haynes performed various financial consulting engagements from January 1, 2008, until his appointment with Harvest. Previously, he served as Chief Financial Officer for Cygnus Oil and Gas Corporation for the period February 1, 2006 through December 31, 2007. Before joining Cygnus, Mr. Haynes was the Corporate Controller with Carrizo Oil and Gas for the period January 1, 2005 through January 31, 2006. Mr. Haynes served as an independent consultant from March 2001 through end of 2004. From March 1990 through December 2000, Mr. Haynes served in a series of increasing responsibilities in international managerial and executive positions with British Gas, culminating in his appointments as Vice President-Finance of Atlantic LNG, a joint venture of British Gas and several industry partners in Trinidad and Tobago. Mr. Haynes is a Certified Public Accountant, holds a Master of Business Administration degree with a concentration in Finance from the University of Houston and a Bachelor of Business Administration degree in Accounting from Sam Houston State University. He also attended the Executive Development Program at Harvard University.
           Keith L. Head has served as our Vice President, General Counsel and Corporate Secretary since May 7, 2007. He joined Texas Eastern upon graduation from law school and remained with the same organization through mergers with Panhandle Eastern, Duke Energy Corporation and Cinergy Corp. Mr. Head held various business development positions with Duke Energy Corporation from 1995 to 2001. His corporate development work included the identification, evaluation and negotiation of acquisitions in Latin America, North America and the United Kingdom. Mr. Head was Senior Vice President and General Counsel at Duke Energy North America from 2001 to 2004 and Associate General Counsel of Duke Energy Corporation from 2004 through December 2006. After leaving Duke Energy, Mr. Head joined Harvest in May 2007. Mr. Head holds a Bachelor of Science degree in Business Administration from the University of North Carolina. He received both a Juris Doctorate and Masters in Business Administration from the University of Texas in 1983.
           G. Michael Morgan has served as Vice President, Business Development since May 19, 2008. Prior to joining Harvest, Mr. Morgan served as Corporate Vice President of International Affairs at Sempra Energy from 2006 until retirement in June 2008. From 2000 to 2006 at Sempra, he was Vice President — Special Projects and President and General Manager — South America Operations. Before joining Sempra, Mr. Morgan was Vice President Latin America New Ventures for Unocal Corporation and held various international and domestic positions at Enron Corporation, Tenneco Corporation, Shell International and Gulf Oil. He has served as a director on the board of several energy companies based in Latin America. Mr. Morgan holds a Bachelor of Science degree in geology from the University of Texas.
           Karl L. Nesselrode has served as Vice President of the Company since November 17, 2003. From August 9, 2007 to August 2, 2010, he accepted a long-term secondment to Petrodelta as its Operations and Technical Manager while remaining an officer of Harvest. From February 2002 until November 2003, Mr. Nesselrode was President of Reserve Insights, LLC, a strategy and management consulting company for oil and gas. He was employed with Anadarko Petroleum Corporation as Manager Minerals and Special Projects from July 2000 to February 2002. Mr. Nesselrode served in various managerial positions with Union Pacific Resources Company from August 1979 to July 2000. Mr. Nesselrode earned a Bachelor of Science in Petroleum Engineering from the University of Tulsa in 1979 and completed Harvard Business School Program for Management Development in 1995.
           Patrick R. Oenbring has served as Vice President, Western Operations since April 14, 2008. Mr. Oenbring has 34 years of experience in the oil and gas business in both technical and management positions. From October 2007 until coming to Harvest, he worked as an independent consultant. He was the Chief Operating Officer for Cygnus Oil and Gas Company (formerly Touchstone Resources) from March 2006 until September 2007. Technip Offshore, Inc. employed Mr. Oenbring as Senior Project Manager from May 2005 until February 2006. He began his career with Conoco in 1974 and served in several capacities with responsibilities on the North Slope of Alaska, the Gulf of Mexico, the North Sea, the Middle East, the Far East, Canada, Nigeria and the United States. Mr. Oenbring joined Occidental Petroleum Corporation (Occidental) in 1997, as President and General Manager, Occidental Petroleum of Qatar and subsequently, returned to the United States in 2000 as President and General Manager, Occidental Permian. In 2003, Mr. Oenbring retired from Occidental and became an independent consultant to the oil and gas industry, serving diverse clients in West Texas, Colombia, India, and Houston. While Mr. Oenbring was the Chief Operating Officer at Cygnus, Cygnus filed for bankruptcy protection in 2007. Mr. Oenbring holds a Bachelor of Science degree in Chemical Engineering from the University of Kansas. He is a graduate of the University of Pittsburgh executive development program and is a registered Professional Engineer in the State of Texas.
           Robert Speirs has served as Vice President, Eastern Operations since December 6, 2007. He joined Harvest in June 2006 as President and General Manager, Russia. Previously Mr. Speirs was President of Marathon Petroleum Russia and General Director of their wholly-owned subsidiary, KhantyMansciskNefte Gas Geologia from March 2004 through May 2006. Prior to joining Marathon, Mr. Speirs was Executive Vice President of YUKOS EP

responsible for engineering and construction from June 2001. During both these periods, Mr. Speirs spent considerable time in West Siberia where he oversaw substantial increases in production at both companies. From November 1997 until March 2001, Mr. Speirs resided in Jakarta where he served as President of Premier Oil Indonesia. During this period, Premier was active in all phases of the Upstream business, culminating in the commissioning of the West Natuna Gas Project. Prior to 1997, Mr. Speirs was with Conoco for 21 years in various leadership positions in the US, UK, Russia, Indonesia, Singapore and Dubai, UAE. Mr. Speirs earned a Bachelor of Science degree with Honors in Engineering Science from the University of Edinburgh. He also attended the Executive Management Program at INSEAD.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
           Section 16(a) of the Securities Exchange Act of 1934 (“Section 16(a)”) requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file reports with the Securities and Exchange Commission (“SEC”) regarding their ownership and changes in ownership of our stock. To our knowledge, during fiscal 2009, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon the written representations of our directors and officers.
CORPORATE GOVERNANCE
           Corporate governance is part of our culture and a guiding principle in our behavior. The Board has adopted Guidelines for Corporate Governance which require that independent directors comprise a majority of the Board and that the Chairman of the Board be elected from the independent directors. In addition, the Guidelines for Corporate Governance require that each standing committee of the Board be comprised solely of independent directors. Other matters included in the Guidelines for Corporate Governance are Board and director responsibilities, director qualifications, operation of the Board, director compensation, the operation and responsibilities of Board committees and management responsibilities.
           The Board has also adopted a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees. The Board last amended the Code of Business Conduct and Ethics in December 2006. The Board reviewed the Code of Business Conduct and Ethics in December 2009 and made no changes. The Board has not granted any waivers to the Code of Business Conduct and Ethics.
           The Guidelines for Corporate Governance, the Code of Business Conduct and Ethics and the charters of all the Board committees are accessible on our website under the Corporate Governance section at http://www.harvestnr.com. Any amendments to or waivers of the Code of Conduct and Business Ethics will also be posted on our website.
THE AUDIT COMMITTEE
           The Board has a standing Audit Committee comprised of Messrs. Effimoff, Hardee, Murray and Stinson.
           The Audit Committee assists the Board in oversight of:
•	our accounting and financial reporting policies and practices;

•	the integrity of our financial statements;

•	the independent registered public accounting firm’s qualifications, independence and objectivity;

•	the performance of our internal audit function and our independent registered public accounting firm; and

•	our compliance with legal and regulatory requirements.
           The Audit Committee acts as a liaison between our independent registered public accounting firm and the Board, and it has the sole authority to appoint or replace the independent registered public accounting firm and to approve any non-audit relationship with the independent registered public accounting firm. Our internal auditor and the independent registered public accounting firm report directly to the Audit Committee.

           Our Audit Committee has established procedures for our employees or consultants to make a confidential, anonymous complaint or raise a concern over accounting, internal accounting controls or auditing matters concerning us or any of our companies and is responsible for the proper implementation of such procedures. The Audit Committee is also responsible for understanding and assessing our processes and policies for communications with stockholders, institutional investors, analysts and brokers.
           The Audit Committee has access to our records and employees, and has the sole authority to retain independent legal, accounting or other advisors for committee matters. We will provide appropriate funding for the payment of the independent registered public accounting firm and any advisors employed by the Audit Committee.
           The Audit Committee makes regular reports to the Board. Each year the Audit Committee assesses the adequacy of its charter and conducts a self-assessment review to determine its effectiveness.
           The Board has determined that each member of the Audit Committee meets the independence standards of the SEC’s requirements, the rules of the New York Stock Exchange and the Company Guidelines for Corporate Governance. No member of the Audit Committee serves on the audit committee of more than three public companies. The Board has further determined that each member of the Audit Committee is financially literate and that Mr. Murray qualifies as an audit committee financial expert, as defined in Item 407(d)(5) of SEC Regulation S-K. Information on the relevant experience of Mr. Murray is set forth above under the caption “Directors”.
           The Audit Committee operates pursuant to a written charter. The charter is accessible in the Corporate Governance section of our website (http://www.harvestnr.com).

PART IV
Item 15. Exhibits and Financial Statement Schedules
(b) 3. Exhibits:
23.1	Consent of Ryder Scott Company, LP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

99.1	Reserve report dated February 26, 2010 between Harvest (US) Holdings, Inc. and Ryder Scott Company.

99.2	Reserve report dated February 26, 2010 between HNR Finance B.V. and Ryder Scott Company.

SIGNATURES
           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC. (Registrant)
Date: March 16, 2011	By:	/s/ James A. Edmiston
James A. Edmiston
Chief Executive Officer