Form 10-K
period 2010-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2011-03-16
CIK 845289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010 was: $244,559,410.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date. Class: Common Stock, par value $0.01 per share, on March 9, 2011, shares outstanding: 33,974,691.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of the registrant’s fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report.

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
Item 1. Business
Executive Summary
          Harvest Natural Resources, Inc. is a petroleum exploration and production company incorporated under Delaware law in 1989. Our focus is on acquiring exploration, development and producing properties in geological basins with proven active hydrocarbon systems. Our experienced technical, business development and operating personnel have identified low entry cost exploration opportunities in areas with large hydrocarbon resource potential. We operate from our Houston, Texas headquarters. We also have regional/technical offices in the United Kingdom and Singapore, and small field offices in Jakarta, Republic of Indonesia (“Indonesia”); Muscat, Sultanate of Oman (“Oman”); and Roosevelt, Utah to support field operations in those areas.
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
          Through the pursuit of technically-based strategies guided by conservative investment philosophies, we are building a portfolio of exploration prospects to complement the low-risk production, development and exploration prospects we hold in Venezuela. In addition to our interests in Venezuela, we hold exploration acreage in the Gulf Coast Region of the United States through an Area of Mutual Interest (“AMI”) agreement with two private third parties, mainly onshore West Sulawesi in the Indonesia, offshore of the Republic of Gabon (“Gabon”), onshore in Oman and offshore of the People’s Republic of China (“China”). We also have developed acreage in the Antelope project in the Western United States through a Joint Exploration and Development Agreement (“JEDA”) in the Monument Butte Extension Appraisal and Development Project (“Monument Butte Extension”) and Lower Green River/Upper Wasatch Oil Delineation and Development Project (“Lower Green River/Upper Wasatch”) where we have established production.
          From time to time we learn of possible third party interests in acquiring ownership in certain assets within our property portfolio. We evaluate these potential opportunities taking into consideration our overall property mix, our operational and liquidity requirements, our strategic focus and our commitment to long-term shareholder value. For example, we have received such expressions of interest in acquiring some of our international and domestic producing and exploration assets, and we are currently evaluating these potential opportunities. These considerations are at a very preliminary stage, and there can be no assurances that our discussions will continue or that any transaction may ultimately result from our discussions. In September 2010, we announced the retention of Bank of America Merrill Lynch to provide advisory services to assist us in exploring a broad range of strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, certain extraordinary transactions, including, possibly, a sale of assets or a sale or merger of the Company.
          As of December 31, 2010, we had total assets of $488.2 million, unrestricted cash of $58.7 million and $81.2 long-term debt. For the year ended December 31, 2010, we had revenues of $10.7 million and net cash used in operating activities of $5.3 million. As of December 31, 2009, we had total assets of $348.8 million, unrestricted cash of $32.3 million and no long-term debt. For the year ended December 31, 2009, we had revenues of $0.2 million and net cash used in operating activities of $34.9 million.
          In the United States during the year ended December 31, 2010, we completed the Bar F #1-20-3-2 (“Bar F”) in the Lower Green River/Upper Wasatch. We also drilled, completed, and placed on production two delineation wells and had five additional wells in various stages of drilling and completion in the Lower Green River/Upper Wasatch. In the Monument Butte Extension, we completed the non-operated eight well appraisal and development drilling program and began an additional six well non-operated expansion program. Also in the Monument Butte Extension, we commenced drilling of one Harvest operated delineation well.
          In Venezuela during the year ended December 31, 2010, Petrodelta drilled and completed 16 development wells. Petrodelta is currently utilizing two drilling rigs and one workover rig.
          We received our first comprehensive reserve report covering the Uinta Basin reserves in Utah. Proved and Probable Reserves (“2P”) net to Harvest in Utah increased to 15.3 million barrels of oil equivalent (“MMBOE”) at December 31, 2010, compared to 0.4 MMBOE at year end 2009. Proved Reserves in Utah net to Harvest increased to 4.6 MMBOE at December 31, 2010, compared to 0.4 MMBOE at year end 2009. Proved, Probable and Possible (“3P”) reserves net to Harvest in Utah increased to 86.4 MMBOE at December 31, 2010, compared to 0.4 MMBOE at year end 2009. These reserve additions are the result of our successful Antelope project delineation drilling programs conducted during 2010 and ongoing in 2011 in the Lower Green River/Upper Wasatch and Monument Butte Extension.
          In addition, we are reporting a reserve increase attributed to Petrodelta. 2P reserves, net to our 32 percent interest, have increased to 103.6 MMBOE at December 31, 2010, a 24 percent increase over year end 2009. Proved reserves, net to our 32 percent interest, increased to 50.0 MMBOE at December 31, 2010, an eight percent increase over year end 2009. 3P reserves remain virtually unchanged from last year. These reserve additions are the result of successful recent drilling and the extension of Block 5, a previously unproven fault block in the El Salto field and recent development drilling success in other fields.
          In February 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes due March 1, 2013, which resulted in net proceeds to us, after deducting underwriting discounts, commissions and estimated offering expenses, of approximately $30.0 million.
          In May 2010, our shareholders approved the 2010 Long Term Incentive Plan (the “2010 Plan”). The Plan provides for the issuance of up to 1,700,000 shares of our common stock in satisfaction of exercised stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and other stock-based awards to eligible participants including employees, non-employee directors and consultants of our Company or subsidiaries.

See Item 15 — Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 7 — Stock Option and Stock Purchase Plans for a description of the terms of the 2010 Plan.
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
          In August 2010, Petrodelta’s board of directors declared a dividend of $30.5 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest), which was received October 22, 2010. The dividend represents 50 percent of the cash withdrawal rights as shareholders on Petrodelta’s net income as reported under International Financial Reporting Standards (“IFRS”) for the year ended December 31, 2009.
          In September 2010, our partner in the Budong-Budong Production Sharing Contract (“Budong PSC”) exercised their option to increase our acquisition commitment carry obligation by $2.7 million from $17.2 million to a total of $19.9 million ($7.9 million for acquisition of seismic and $12.0 million for drilling). The additional carry increases our ownership by 7.4 percent to 54.4 percent. The change in ownership interest was approved on March 3, 2011 by the Government of Indonesia and BPMIGAS, Indonesia’s oil and gas regulatory authority.
          In October 2010, we announced the closing of a $60.0 million term loan facility with MSD Energy Investments Private II, LLC (“MSD Energy”), an affiliate of MSD Capital, L.P., as the sole lender under the term loan facility. Under the terms of the term loan facility, interest is paid on a monthly basis at the initial rate of 10 percent and the term loan will mature on October 28, 2012. The net proceeds of the term loan facility were approximately $59.5 million, after deducting fees related to the transaction.
          In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend represents the remaining 50 percent of the cash withdrawal rights as shareholders on Petrodelta’s net income as reported under IFRS for the year ended December 31, 2009. This dividend is subject to shareholder approval, and will not be accrued on our consolidated balance sheet until Petrodelta shareholder approval is received. Shareholder approval was received on March 14, 2011.
          On January 5, 2011, we exercised our first refusal right to a proposed transfer of interest by the operator of the Budong PSC to a third party, which has allowed us to acquire an additional 10 percent equity in the Budong PSC. Closing of this acquisition, which is subject to the approval of the Government of Indonesia and BPMIGAS, will increase our interest in the Budong PSC to 64.4 percent.
          On January 28, 2011, our minority equity investment in Fusion Geophysical, L.L.C.’s (“Fusion”) 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. We received $1.3 million for our equity investment, subject to post-closing adjustments, and $0.7 million for the repayment in full of the outstanding balance of the prepaid service agreement, short term loan and accrued interest.
          See Item 1 — Business, Operations, Item 1A — Risk Factors, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of these and other events during 2010.
          Our strategy has broadened from our primary focus on Venezuela to identify, access and integrate hydrocarbon assets to include organic growth through exploration in basins globally with proven hydrocarbon systems as an alternative to purchasing proved producing assets. We seek to leverage our Venezuelan experience as well as our recently expanded business development and technical platform to create a diversified resource base. With the addition of exploration technical resources and the opening of our London and Singapore offices, we have made significant investments to provide the necessary foundation and global reach required for an organic growth focus. While exploration will become a larger part of our overall portfolio, we generally restrict ourselves to basins with known hydrocarbon systems and favorable risk-reward profiles.
          We intend to use our available cash to pursue additional growth opportunities in the United States, Indonesia, Gabon, Oman, China and other countries that meet our strategy. However, the execution of this strategy may be limited by factors including access to additional capital and the receipt of dividends from Petrodelta as well as the need to preserve adequate development capital in the interim. As described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity, in February 2010, we incurred indebtedness of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes, and in October 2010, we announced the closing of a $60.0 million term loan facility with MSD

Energy as the sole lender under the term loan facility. We intend to use the net proceeds from the senior convertible notes and the term loan facility to fund capital expenditures, for working capital needs and general corporate purposes.
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
Reserves
          In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting. Under the SEC’s final rule, reserves reported prior to 2009 were not restated. The primary impact of the SEC’s final rule on our reserve estimates is the disclosure of probable and possible reserves. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Possible reserves are those additional reserves which are less certain to be recovered than probable reserves and thus the probability of achieving or exceeding the proved plus probable plus possible reserves is low.
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

          In Venezuela during 2010, Petrodelta drilled 16 wells. Six of the wells were previously identified Proved Undeveloped (“PUD”) locations and ten wells were previously classified Probable, Possible or undefined. In 2010, an additional 24 PUD locations were identified through drilling activity. At December 31, 2010, Petrodelta had a total of 182 PUD locations identified. Petrodelta’s 2010 business plan, as approved by PDVSA, contemplates sustained drilling activities through the year 2024 to fully develop the El Salto and Temblador fields. In accordance with this revised development plan for Petrodelta, HNR Finance has elected to report a portion of their PUDs to be developed past a five year window. Most PUD locations are scheduled to be drilled within five years of their first identification; however, there are some PUD locations that are scheduled to be drilled more than five years after the PUD locations were first identified. At December 2010, the proportion of proved reserves expected to be drilled in the sixth year after initial booking is 21 percent of Proved (BOE) reserves and the proportion drilled in the seventh year is two percent of Proved (BOE) reserves. As a noncontrolling interest shareholder in Petrodelta, HNR Finance has limited ability to control the development plans that are periodically prepared and/or approved by the Venezuelan government. Since this constraint represents a hindrance to development not experienced by typical operations, inclusion of a portion of the activities planned for year six and seven represents a fair comparison to operators with assets covered by more flexible regulatory conditions where increasing rig count can ameliorate a slow development plan.
          In the United States, at December 31, 2009, we had three Proved Developed wells and five PUD locations identified in the Monument Butte area. During 2010, we identified and approved the development of 41 further locations. A total of 13 wells have been moved to Proved Developed Producing (“PDP”) in 2010 including the five PUDs identified at December 31, 2009, and eight other wells. This results in a total of 16 PDP wells and 43 identified PUD locations at December 31, 2010. We do not have PUDs to be developed past a five year window as this is a relatively new geographic area for us. We have been developing the area since 2009.
          The following table shows, by country and in the aggregate, a summary of our proved, probable and possible oil and gas reserves as of December 31, 2010.

	Oil and	Natural
	NGLs	Gas	Total
	(MBls)	(MMcf)	(MBOE)(1)
Proved Developed Reserves:
Domestic — Utah	658	2,476	1,071
International — Venezuela(2)	13,074	18,281	16,121

Total Proved Developed	13,732	20,757	17,192

Proved Undeveloped Reserves:
Domestic — Utah	2,856	4,016	3,525
International — Venezuela(2)	28,610	31,774	33,906

Total Proved Undeveloped	31,466	35,790	37,431

Total Proved Reserves	45,198	56,547	54,623

Probable Developed Reserves:
Domestic — Utah	46	95	62
International — Venezuela(2)	132	54	141

Total Probable Developed	178	149	203

Probable Undeveloped Reserves:
Domestic — Utah	8,496	12,709	10,614
International — Venezuela(2)	50,909	15,339	53,466

Total Probable Undeveloped	59,405	28,048	64,080

Total Probable Reserves	59,583	28,197	64,283

Possible Developed Reserves:
Domestic — Utah	91	207	126
International — Venezuela(2)	9	—	9

Total Possible Developed	100	207	135

Possible Undeveloped Reserves:
Domestic — Utah	52,526	110,616	70,962
International — Venezuela(2)	111,548	32,371	116,943

Total Possible Undeveloped	164,074	142,987	187,905

Total Possible Reserves	164,174	143,194	188,040

(1)	MBOE (thousand barrels of oil equivalent) is determined using the approximate heat content ratio of one barrel of crude oil or condensate to six Mcf of natural gas, which ratio does not necessarily reflect price equivalency.

(2)	Information represents our net 32 percent ownership interest in Petrodelta.
          Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves as of December 31, 2010, 2009 and 2008 and changes in proved reserves during the last three years are contained in Part IV, Item 15 — Supplemental Information on Oil and Natural Gas Producing Activities (unaudited). See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies for additional information on our reserves.
Operations
          Since April 1, 2006, our Venezuelan operations have been conducted through our equity affiliate Petrodelta which is governed by the Contract of Conversion (“Conversion Contract”) signed on September 11, 2007. All of the equity investment in HNR Finance and Harvest Vinccler is owned by Harvest-Vinccler Dutch Holding B.V., a Netherlands private company with limited liability. We own an 80 percent equity investment in Harvest-Vinccler Dutch Holding B.V. The remaining 20 percent noncontrolling interest is owned by Vinccler. In addition, we have an interest varying from 50 to 55 percent by prospect in an area of the Gulf Coast Region of the United States covered by an AMI agreement with private third parties, a 60 to 70 percent interest in the Antelope prospect in the

Western United States covered by a JEDA, a 54.4 percent interest in the Budong PSC which we may operate during the production phase, a 66.667 percent interest in the production sharing contract related to the Dussafu Marin Permit production sharing contract (“Dussafu PSC”) for which we are the operator, a 100 percent interest in an Exploration and Production Sharing Agreement (“EPSA”) with Oman for the Al Ghubar/Qarn Alam license, and a 100 percent interest in the WAB-21 petroleum contract in the South China. See Item 1 — Business, United States; Budong-Budong, Onshore Indonesia; Dussafu Marin, Offshore Gabon, Block 64 Project, Oman, and WAB-21, South China Sea for a more detailed description.
Petrodelta
General
          On October 25, 2007, the Venezuelan Presidential Decree which formally transferred to Petrodelta the rights to the Petrodelta Fields subject to the conditions of the Conversion Contract was published in the Official Gazette. Petrodelta will engage in the exploration, production, gathering, transportation and storage of hydrocarbons from the Petrodelta Fields for a maximum of 20 years from that date. Under the Conversion Contract, work programs and annual budgets adopted by Petrodelta must be consistent with Petrodelta’s business plan. Petrodelta’s business plan may be modified by a favorable decision of the shareholders owning at least 75 percent of the shares of Petrodelta. As of March 7, 2011, the 2011 budget for Petrodelta’s business plan had not yet been approved by its shareholders. Since Petrodelta only executed approximately 50 percent its 2010 budget primarily due to lack of funding by PDVSA, we do not believe that PDVSA will be able to provide the support required to execute Petrodelta’s proposed 2011 budget.
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
          Petrodelta shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Petrodelta’s focus in 2010 included utilizing two rigs to drill both development and appraisal wells for both maintaining production capacity and appraising the substantial resource base in the El Salto field. Petrodelta contracted a workover rig in October 2010. Petrodelta began engineering work for expanded production facilities to handle the expected production from the development and appraisal wells that were expected to be drilled in 2010.
          During 2010, Petrodelta drilled and completed 16 development wells, produced approximately 8.6 million barrels (“MBbl”) of oil and sold 2.2 billion cubic feet (“BCF”) of natural gas. Petrodelta produced an average of 23,455 barrels of oil per day (“BOPD”) during 2010. Petrodelta also began the pre-engineering work for production facilities required for the full development of the El Salto field. Due to delays in rig availability, El Salto facilities project execution and lack of funding by PDVSA, Petrodelta only spent $101.8 million of its 2010 capital budget of $205.0 million.
          In 2005, Venezuela modified the Science and Technology Law (referred to as “LOCTI” in Venezuela) to require companies doing business in Venezuela to invest, contribute or spend a percentage of their gross revenue on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. LOCTI requires major corporations engaged in activities covered by the Hydrocarbon and Gaseous Hydrocarbon Law (“OHL”) to contribute two percent of their gross revenue generated in Venezuela from activities specified in the OHL. The contribution is based on the previous year’s gross revenue and is due the following year. LOCTI requires that each company file a separate declaration stating how much has been contributed; however, waivers have been granted in the past to allow PDVSA to file a declaration on a consolidated basis covering all of its and its consolidating entities liabilities. Since Petrodelta expected PDVSA to continue requesting and receiving waivers, Petrodelta did not accrue a liability to LOCTI for the year ended December 31, 2009. For filing years 2007 and 2008, PDVSA provided Petrodelta with a copy of the waiver acceptance letter from LOCTI. PDVSA has stated that a waiver was granted for filing year 2009; however, LOCTI has not yet issued the acceptance letter to PDVSA for the 2009 filing year. The potential exposure to LOCTI for the year ended December 31, 2009 after devaluation is $4.8 million, $2.4 million net of tax ($0.8 million net to our 32 percent interest). In January 2011, PDVSA informed its consolidating entities, including Petrodelta, that effective with the 2010 reporting year it would no longer be requesting waivers to file the LOCTI declaration on a consolidated basis. Based on this information, Petrodelta accrued the 2010 liability to LOCTI in the amount of $4.6 million, $2.3 million net of tax ($0.7 million net to our 32 percent interest). In December 2010, LOCTI was modified to reduce the amount of contributions beginning January 2011 to one percent of gross revenues for companies owned by individuals or corporations and 0.5 percent for companies owned by Venezuela. Petrodelta’s rate of contribution starting in 2011 will be 0.5 percent.
          In 2008, the Venezuelan government published in the Official Gazette the Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (“Windfall Profits Tax”). The Windfall Profits Tax is to be calculated on the Venezuelan Export Basket (“VEB”) of prices as published by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”). As instructed by CVP, Petrodelta has applied the Windfall Profits Tax to gross oil production delivered to PDVSA. The Windfall Profits Tax established a special 50 percent tax to the Venezuelan government when the average price of the VEB exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 percent to 60 percent when the average price of the VEB exceeds $100 per barrel. The Windfall Profits Tax is reported as expense on the income statement and is deductible for Venezuelan tax purposes. Petrodelta recorded $14.1 million and $0.9 million of expense for the Windfall Profits Tax for the years ended December 31, 2010 and 2009, respectively.
          In 2009, under instructions issued by CVP, Petrodelta set up a reserve within the equity section of the balance sheet for deferred tax assets. Although this reserve has no effect on Petrodelta’s financial position, results of operation or cash flows, it has the effect of limiting future dividends to net income adjusted for deferred tax assets. Dividends received prior to 2009 from Petrodelta represented Petrodelta’s net income as reported under IFRS. Article 307 of the Venezuelan Commerce Code states that shareholders are not obligated to restore dividends that have been distributed in good faith according to the entity’s balances and sets the statute of limitations for an entity to claim restoration of dividends at five years.
          On January 8, 2010, the Venezuelan government published in the Official Gazette the Exchange Agreement, which established new exchange rates for the Venezuela Bolivar (“Bolivar”)/U.S. Dollar currencies that went into effect on January 11, 2010. Per the Exchange Agreement, each exchange rate is applied to foreign currency sales and purchases conducted through the Foreign Currency Administration Commission (“CADIVI”), in the cases expressly provided in the Exchange Agreement. In this regard, the exchange rates established in the Agreement are: 2.60 Bolivars per U.S. Dollar and 4.30 Bolivars per U.S. Dollar. The 2.60 Bolivar exchange rate applies to the food, health, medical and technology sectors. The 4.30 Bolivar exchange rate applies to all other sectors not expressly established by the 2.60 Bolivar exchange rate. The 4.30 Bolivar exchange rate applies to the oil and gas sector. On January 4, 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Bolivars per U.S. Dollar exchange rate with an effective date of January 1, 2011. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operations, Venezuela for a description of the effect the Exchange Agreements are having on our Venezuela operation.
          In August 2010, Petrodelta’s board of directors declared a dividend of $30.5 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest), which was received October 22, 2010. The dividend represents 50 percent of the cash withdrawal rights as shareholders on Petrodelta’s net income as reported under IFRS for the year ended December 31, 2009.
          In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend represents the remaining 50 percent of the cash withdrawal rights as shareholders on Petrodelta’s net income as reported under IFRS for the year ended December 31, 2009. This dividend is subject to shareholder approval, and will not be accrued on our consolidated balance sheet until Petrodelta shareholder approval is received. Shareholder approval was received on March 14, 2011.

Location and Geology
Petrodelta Fields
Uracoa Field
          There are currently 83 oil and natural gas producing wells and six water injection wells in the field. The current production facility has capacity to handle 60 thousand barrels (“MBbls”) of oil per day, 130 MBbls of water per day, and storage of up to 75 MBbls of crude oil. All natural gas presently being delivered by Petrodelta is produced from the Uracoa field.
Tucupita Field
          There are currently 14 oil producing wells and four water injection wells in the field. The Tucupita production facility has capacity to process 30 MBbls of oil per day, 125 MBbls of water per day and storage for up to 60 MBbls of crude oil. The oil is transported through a 31-mile, 20 MBbls of oil per day pipeline from the Tucupita field to the Uracoa plant facilities. 3-D seismic is available over the entire field.
Bombal Field
          East Bombal was drilled in 1992, and currently remains underdeveloped. During 2010, three oil producing wells were reactivated and are producing in the West Bombal field. The oil is transported through Petrodelta’s pipelines from the West Bombal field to the Uracoa plant facilities. Development of East Bombal and West Bombal has been incorporated into Petrodelta’s business plan.
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
Temblador Field
          The Temblador field was discovered in 1936 and developed in the 1940s and 1950s. There are currently 25 oil producing wells in the field. The fluid produced from Temblador field flows through two flow stations operated by Petrodelta. During 2010, Petrodelta completed the pipeline network necessary to completely segregate all of Petrodelta’s production out of PDVSA’s system. As of October 1, 2010, 100 percent of the Temblador field’s production was flowing through Petrodelta pipelines directly into PDVSA’s sales delivery facilities. 3-D seismic is available over the entire field.
El Salto Field
          The El Salto field was discovered in 1936. Currently there are three oil producing wells in the field. A total of 31 appraisal wells were drilled by PDVSA prior to the field being contributed to Petrodelta, identifying nine productive structures and six productive formations. During 2010, the ELS-33 well was drilled and completed in the Lower Jobo sand and began producing on September 1, 2010. The ELS-33 also drilled a pilot hole which encountered a full column of oil in a block that was previously unpenetrated and represented a significant expansion of Block 5 in El Salto field not included in the 2009 reserve report. The ELS-34 well was drilled and completed in the Lower Jobo sand of the newly identified Block 5 extension and began production in September 2010. The produced oil is transported through temporary facilities to Uracoa plant facilities. The ELS-33 and ELS-34 wells were restricted in their production rate due to limitations in the temporary facilities.
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

          Petrodelta has a 64-mile pipeline from Uracoa with a nominal capacity of 70 million cubic feet (“MMcf”) of natural gas per day and a design capacity of 90 MMcf of natural gas per day.
          Petrodelta has agreements in place for purchase of power for the electrical needs, leasing of compression, and operation and maintenance of the gas treatment and compression facilities at the Uracoa and Tucupita fields through 2012.
Business Plan of Petrodelta
          As of March 7, 2011, the 2011 budget for Petrodelta’s business plan had not yet been approved by its shareholders. Since Petrodelta only executed approximately 50 percent its 2010 budget primarily due to lack of funding by PDVSA, we do not believe that PDVSA will be able to provide the support required to execute Petrodelta’s proposed 2011 budget. However, Petrodelta’s 2011 proposed business plan includes a planned drilling program to utilize two rigs to drill both development and appraisal wells for maintaining production capacity, the continued appraisal of the substantial resource base in the El Salto field and appraising the presently non-producing Isleño field. It also includes engineering work for production facilities required for the full development of the El Salto field.
Risk Factors
          We face significant risks in holding a minority equity investment in Petrodelta. These risks and other risk factors are discussed in Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
United States Operations
          In 2008, we initiated a domestic exploration program in two different basins. We are the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced management and technical personnel.
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
Location and Geology
          The AMI covers the coastal areas from Nueces County, Texas to Cameron Parish, Louisiana, including state waters. In February 2011, the previously existing Alligator Point Unit (as approved by the Texas General Land Office [“GLO”]) expired. We have obtained from the GLO an extension until September 1, 2011 of a smaller version of the Alligator Point Unit defined more specifically by the drilling prospects currently existing on the project. As a result of the GLO approval of the smaller Alligator Point Unit and the anticipated expiry of five leases previously held by the larger unit, we expect our lease position on the West Bay project to be reduced from approximately 13,000 acres in February 2011 to approximately 10,050 acres in August 2011.

Drilling and Development Activity
          During the year ended December 31, 2010, operational activities in the West Bay prospect focused on firming up plans for drilling on the identified initial drilling prospect and continuing to evaluate the other leads and prospects in the project. Land, regulatory and surface access preparations currently in progress are focused on taking the initial drilling prospect to drill-ready status. During 2010, we finalized a 3-D seismic data trade with a third party and merged the data set with our existing seismic data. The acquisition and merging of the additional 3-D seismic data allows for more complete technical evaluation of the leads and prospects identified in the project. Based on the merged seismic data set, we now have four identified drilling prospects on our acreage. Preliminary work is underway on a drilling barge concept that will be utilized to drill the first two exploration wells. Current plans are to drill the first exploration well in 2011, pending required surface access agreements with a private landowner and pending receipt of necessary permits from the U.S. Army Corps of Engineers.
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
          In July 2010, we executed a farm-out agreement with the private third party in the JEDA for the acquisition of an incremental 10 percent interest in the Antelope Project with an effective date of July 1, 2010. This acquisition includes all leases, the Mesaverde, the Lower Green River/Upper Wasatch and the Monument Butte Extension. The acquisition excludes the initial eight wells previously drilled in the Monument Butte Extension. Total consideration for the incremental 10 percent interest is $20.0 million, of which (1) $3.0 million was paid on August 2, 2010 (the closing date of the acquisition); (2) $3.0 million to be used as a credit against future joint interest billings or if joint interest billings do not accumulate to $3.0 million by October 1, 2010, at the sole election of the private third party, the balance is to be paid by us within 15 days of receipt of written request from the private third party; and (3) a capped $14.0 million carry of a portion of our partner’s exploration and development cost obligations in the upcoming Lower Green River/Upper Wasatch and Monument Butte Extension drilling programs in the Antelope project. On October 1, 2010, the private third party elected to receive in cash the remaining balance of the joint interest billing credit of $2.4 million. At December 31, 2010, the outstanding balance on the $14.0 million exploration and development cost obligation carry is $8.4 million. Based on current plans, we anticipate the full carry obligation will be met in the first half of 2011. This acquisition increases our ownership in the Antelope project to 70 percent.
General
          The Antelope project is targeted to explore for and develop oil and natural gas from multiple reservoir horizons in the Uintah Basin of northeastern Utah in Duchesne and Uintah Counties. Leads and/or prospects were identified in three prospective reservoir horizons in preparation for drilling.

Mesaverde
Drilling and Development Activity
          Operational activities during the year ended December 31, 2010 included completion of the initial testing activities on the Mesaverde horizons in the deep natural gas test well (the Bar F) that commenced drilling on June 15, 2009. The Bar F was drilled to a total depth of 17,566 feet and an extended production test of the Mesaverde has been completed. Testing was focused on the evaluation of the natural gas potential of the Mesaverde tight gas reservoir over a prospective interval from 14,000 to 17,400 feet. Completion activities consisted of hydraulic fracturing of eight separate reservoir intervals in the Mesaverde and multiple extended flow tests of the individual fractured intervals, along with a flow test of the commingled eight intervals. Gas was tested at flow rates of 1.5-2 million cubic feet per day (“MMCFD”) from selected intervals. While the results to date have not definitively determined the commerciality of a stand-alone development of the Mesaverde in the current gas price environment, we believe that the test results confirm that the Mesaverde formation exhibits sufficient quantities of hydrocarbons and reservoir over-pressure to justify potential development, and we are actively pursuing efforts to assess whether reserves can be attributed to this reservoir. The Mesaverde reservoir remains potentially prospective over a portion of our land position. Exploratory drilling costs for the Mesaverde have been suspended pending further evaluation.
Lower Green River/Upper Wasatch
General
          The Lower Green River/Upper Wasatch is a second prospective horizon that is being pursued in the Antelope project. After completion of the initial testing program on the Mesaverde deep gas in the Bar F well as described above, we moved uphole in the same well to test multiple oil bearing intervals at depths from 8,200 feet to 9,500 feet in the Lower Green River and Upper Wasatch formations. Extended flow testing of the well conducted during the second quarter of 2010 indicated that a commercial oil discovery was made in the Lower Green River and Upper Wasatch. A five-well Lower Green River/Upper Wasatch delineation and development drilling program was planned to further delineate and appraise the extent of the Lower Green River/Upper Wasatch discovery made in the Bar F, and to establish additional production from the Lower Green River/Upper Wasatch reservoirs in at least some of the five appraisal wells. Based on results of the initial wells in the five well delineation and development drilling program, an additional sixth well was added to the program to be drilled in early 2011.
          On December 21, 2010, we and our partner in the Antelope project entered into a contract with El Paso Midstream Group, Inc. (“EPMG”) whereby EPMG will provide the capital to build and operate a 25-mile, low-pressure gas gathering pipeline which will provide capacity for our current and future production from the Lower Green River/Upper Wasatch Development project. We will provide capital to build flowlines to connect the produced gas from our wells into the EPMG header system. As part of the contract arrangement, we and our partner have dedicated approximately 75 percent of our Antelope leasehold to the El Paso contract for 10 years, with a Harvest option to extend the dedication for up to an additional nine years without any change in contract terms. The area dedication is limited stratigraphically to the top of the Mesaverde formation, resulting in the Mesaverde deep gas not being included in the dedication.
Location and Geology
          The Lower Green River/Upper Wasatch covers approximately 37,000 Harvest net acres located on the northern portion of our Antelope land position and includes the Lower Green River/Upper Wasatch formations. The Lower Green River/Upper Wasatch formations are productive in the Altamont/Bluebell oil field approximately six miles north of the Bar F well.
Drilling and Development Activity
          The five-well delineation and development drilling program was initiated in the third quarter of 2010. The original five wells were in varying stages of completion and drilling and production facilities installation as of December 31, 2010:
•	Two wells, the Kettle #1-10-3-1 and the ON Moon #1-27-3-2, are completed and currently on production.

•	One well, the Dart #1-12-3-2, is drilled and being hydraulically fractured.

•	One well, the Giles #1-19-3-2, is drilled and waiting on fracturing.

•	One well, the Yergensen #1-9-3-1, was spud using a spud rig and is waiting on the drilling rig.
          Three additional wells have been incorporated into our planning for the next round of development drilling in the Lower Green River/Upper Wasatch. Two of the additional wells, the Lamb #1-19-3-1 and the Yergensen #1-18-3-1, were spud using a spud rig and have been drilled to surface casing depth only and surface casing installed.
          During the fourth quarter of 2010, we also initiated permitting activities on a planned 170 square mile 3-D seismic acquisition program which is expected to be acquired in late 2011 and which will be targeted at imaging the Green River and Wasatch formations over the northern portion of our acreage.
Monument Butte
General
          The Monument Butte Extension was initiated in the fourth quarter of 2009 with an eight well appraisal and development drilling program to produce oil and natural gas from the Green River formation. The parties participating in the wells formed a 320 acre AMI, which contained the initial eight drilling locations.
          As a follow up to the successful completion of the initial eight well program that was drilled in late 2009 and early 2010, a six well appraisal and development drilling program was approved during 2010. The six well expansion is on acreage immediately adjacent to the initial eight well program.
          The first 14 wells in the Monument Butte Extension (as defined above) are non-operated. We hold a 43 percent working interest in the initial eight wells and an approximate 37 percent working interest in the follow-up six wells.
          During 2010, an additional Harvest operated well, the K Moon #2-13-4-3, was added to the project. We have an approximate 60 percent working interest in the well. As of December 31, 2010, the K Moon #2-13-4-3 had been spud using a spud rig, drilled to casing depth only and surface casing installed.
Location and Geology
          The Monument Butte Extension covers approximately 12,000 Harvest net acres located on the southern portion of our Antelope land position primarily in the Green River formation.
Drilling and Development Activity
          Operational activities during 2010 for the Monument Butte Extension consisted of completion of drilling and completion of wells followed by routine production operations from the initial eight wells and implementation of the six well expansion program in third quarter 2010. Five of the six wells were drilled and four were on production as of December 2010. The sixth and final well spud on February 3, 2011. Also, in the fourth quarter of 2010, we spud the Harvest operated K Moon #2-13-4-3 with a spud rig.
Budong-Budong, Onshore Indonesia
General
          In December 2007, we entered into a Farmout Agreement to acquire a 47 percent interest in the Budong PSC located mostly onshore West Sulawesi, Indonesia. In April 2008, the Government of Indonesia approved the assignment to us of the 47 percent interest in the Budong PSC. Our partner is the operator through the exploration phase as required by the terms of the Budong PSC, and we have an option to become operator, if approved by Government of Indonesia and BPMIGAS in any subsequent development and production phase.

          We acquired our original 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program, including the acquisition of 2-D seismic and drilling of the first two exploration wells, under a Farmout Agreement with the operator of the Budong PSC. Under the Farmout Agreement, the initial commitment was to fund the first phase of the exploration program up to a cap of $17.2 million. The commitment cap was comprised of $6.5 million for the acquisition of seismic and $10.7 million for the drilling of the first two exploratory wells. After the commitment cap of each component was met, all subsequent costs are shared by the parties in proportion to their ownership interests. Prior to drilling the first exploration well, our partner had a one-time option to increase the level of the carried interest to a maximum of $20.0 million. On September 15, 2010, our partner exercised their option to increase the carry obligation by $2.7 million to a total of $19.9 million ($7.9 million for acquisition of seismic and $12.0 million for drilling). The additional carry increased our ownership by 7.4 percent to 54.4 percent. The change in ownership interest was approved on March 3, 2011 by the Government of Indonesia and BPMIGAS. As of February 28, 2011, we had fulfilled all funding obligations to earn our 54.4 percent interest in the Budong PSC.
          On January 5, 2011, we exercised our first refusal right to a proposed transfer of interest by the operator to a third party, to acquire an additional ten percent equity in the Budong PSC for a consideration of $3.7 million payable ten business days after completion of the first exploration well. Closing of this acquisition will increase our interest in the Budong PSC to 64.4 percent. The change in ownership interest is subject approval from the Government of Indonesia and BPMIGAS.
Location and Geology
          During the initial exploration period, the Budong PSC covered 1.35 million acres. The term of the Budong PSC is for 30 years and provides for an exploration period of up to ten years. Pursuant to the Budong PSC, at the end of the first three-year exploration phase, 35 percent of the original area was relinquished to BPMIGAS. The second three-year exploration phase began in January 2010 covering 0.88 million acres. The Budong PSC includes the Lariang and Karama sub-basins, which are the eastern onshore extension of the West Sulawesi foldbelt (“WSFB”). Exploration activity to date in the basins is immature due to previously difficult jungle terrain, which is now accessible with the development of palm oil plantations and their related infrastructure. Field work performed over the last ten years, as outcrops have been more accessible, has given a new understanding to the presence of Eocene source and reservoir potential that had not previously been recognized. Recent offshore seismic surveys have greatly improved the understanding of the geology and enhanced the prospectivity of the offshore WSFB and, by analogy, the sparsely explored onshore area.
Drilling and Development Activity
          Operational activities during 2010 focused on well planning, construction for two exploratory well sites, and mobilization of rig and ancillary equipment to the first drill site. After delays in acquiring permits to mobilize the drilling rig from its port location to the drilling pad, the first exploratory well, the Lariang-1 (“LG-1”), was spud on January 6, 2011.
Dussafu Marin, Offshore Gabon
General
          We are the operator of the Dussafu PSC with a 66.667 percent ownership interest.
Location and Geology
          The Dussafu PSC contract area is located offshore Gabon, adjacent to the border with the Republic of Congo. It contains 680,000 acres with water depths to 1,000 feet. The Dussafu PSC has two small oil discoveries in the Gamba and Dentale reservoirs and a small natural gas discovery. Production and infrastructure exists in the blocks contiguous to the Dussafu PSC.

Drilling and Development Activity
          The Dussafu PSC partners and Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the second exploration phase of the Dussafu PSC with an effective date of May 28, 2007. It was agreed that the second three-year exploration phase be extended until May 27, 2011, at which time the partners can elect to enter a third exploration phase. Operational activities during 2010 included the maturation of the prospect inventory and well planning. We have issued purchase orders for long lead items required for drilling. Other drilling contracts are being tendered in preparation to spud the exploration well in the second quarter of 2011. The exploratory well to be drilled in the second quarter of 2011 will test stacked reservoir potential in the pre-salt section. A Letter of Intent has been agreed for a semi-submersible rig to commence a contract in April 2011 to drill the Ruche Marin prospect. In order to be able to complete the drilling activities, a six month extension to November 27, 2011 of the second Exploration Period has been requested.
Oman
General
          In 2009, we signed an EPSA with Oman for the Al Ghubar/Qarn Alam license (“Block 64 EPSA”). We have a 100 percent working interest in Block 64 EPSA during the exploration phase. Oman Oil Company has the option to back-in to up to a 20 percent interest in Block 64 EPSA after the discovery of gas.
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
Drilling and Development Activity
          PDO will continue to produce oil from several shallow oil fields within Block 64 EPSA area. We have an obligation to drill two wells over a three-year period with a funding commitment of $22.0 million. Operational activities during 2010 included geological studies, baseline environmental and social study, and 3-D pre-stack depth migration reprocessing of approximately 1,150 square kilometers of existing 3-D seismic data. During 2011, geological and geophysical interpretation of the reprocessed 3-D seismic data will take place to mature drilling locations. Well planning and procurement of long lead items is expected to commence in 2011 in anticipation of drilling the first of the two exploratory wells.
WAB-21, South China Sea
General
          In December 1996, we acquired a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a border dispute between China and Socialist Republic of Vietnam (“Vietnam”). Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. Although it is uncertain when or how this dispute will be resolved and under what terms the various countries and parties to the agreements may participate in the resolution, there has been a small increase in exploration activity in the area starting in 2009.
Location and Geology
          The WAB-21 contract area is located in the West Wan’ an Bei Basin (Nam Con Son) of the South China Sea. Its western edge lies approximately 20 miles to the east of significant producing natural gas fields, Lan Tay and Lan Do, which are reported to contain two trillion cubic feet (“Tcf”) of natural gas and commenced production in November 2002. Also located to the west of WAB-21 are the Dua and Chim Sao (formerly Blackbird)

discoveries and the discovery in 2009 of Ca’ Rong. The Chim Sao oil field has recently received development approval. The WAB-21 contract area covers a large unexplored area of the Wan’ an Bei Basin where the same successful Lower Miocene through to Upper Miocene plays to the west are present. Exploration success in the basin to date has resulted in discoveries estimated to total in excess of 500 MBl of oil and 7.5 Tcf of natural gas. Several similar structural trends and geological formations, each with significant potential for hydrocarbon reserves in traps with multiple pay zones similar to the known fields and discoveries to the west are present within WAB-21.
Drilling and Development Activity
          Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2011. We are in the process of obtaining a new license extension and believe that it will be granted. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist.
          In 2009, Vietnam, along with the company that is the party to the agreement with Vietnam, announced plans for exploration drilling during 2010. In the first quarter of 2010, the planned 2010 exploration drilling was postponed due to internal funding constraints. Vietnam has also stated that seismic was shot during 2010 and additional seismic may be shot in 2011. While no assurance can be given, we believe these activities may provide some resolution with the border disputes, although we do not know in what manner any resolution might appear.
Production, Prices and Lifting Cost Summary
          In the following table we have set forth, by country, our net production, average sales prices and average operating expenses for the years ended December 31, 2010, 2009 and 2008. The presentation for Venezuela is presented at our net 32 percent ownership interest in Petrodelta. The United States is presented at our ownership interest.

	Year Ended December 31,
	2010	2009	2008
Venezuela
Crude Oil Production (MBbls)(b)	1,826	1,671	1,174
Natural Gas Production (MMcf)(a)(c)	470	938	2,283
Average Crude Oil Sales Price ($per Bbl)	$70.57	$57.62	$83.22
Average Natural Gas Sales Price ($per Mcf)	$1.54	$1.54	$1.54
Average Operating Expenses ($per BOE)(d)	$6.01	$5.64	$10.65
United States
Monument Butte
Net Crude Oil Production (MBbls)	106	3	—
Natural Gas Production (MMcf)	417	6	—
Average Crude Oil Sales Price ($per Bbl)	$64.85	$61.57	$—
Average Natural Gas Sales Price ($ per Mcf)	$3.43	$2.77	$—
Average Operating Expenses ($ per BOE)(e)	$4.26	$—	$—
Lower Green River/Upper Wasatch
Net Crude Oil Production (MBbls)	34	—	—
Natural Gas Production (MMcf)	6	—	—
Average Crude Oil Sales Price ($per Bbl)	$69.63	$—	$—
Average Natural Gas Sales Price ($ per Mcf)	$3.97	$—	$—
Average Operating Expenses ($ per BOE)(e)	$25.41	$—	$—

(a)	Royalty-in-kind paid on gas used as fuel by Petrodelta net to our 32 percent interest was 1,015 MMcf, 1,063 MMcf and 1,226 MMcf for 2010, 2009 and 2008, respectively.

(b)	Crude oil sales net to our 32 percent interest after deduction of royalty. Crude oil sales for Petrodelta at 100 percent was 8,561 MBbls, 7,835 MBbls and 5,505 MBbls for 2010, 2009 and 2008, respectively.

(c)	Natural gas sales net to our 32 percent interest after deduction of royalty. Natural gas sales for Petrodelta at 100 percent was 2,204 MMcf, 4 397 MMcf and 10,700 MMcf for 2010, 2009 and 2008, respectively.

(d)	Before royalties and including workovers. Petrodelta is not subject to ad valorem or severance taxes. Average operating expenses per BOE net of royalties and workovers was $7.52, $8.46 and $10.90 for 2010, 2009 and 2008, respectively.

(e)	Excluding ad valorem and severance taxes.
Drilling and Undeveloped Acreage
          For acquisitions of leases, development and exploratory drilling, we spent approximately (excluding our share of capital expenditures incurred by equity affiliates) $59.6 million, $28.0 million and $26.3 million in 2010, 2009 and 2008, respectively. These numbers do not include any costs for the development of proved undeveloped reserves in 2010, 2009 or 2008.

     We have participated in the drilling of wells as follows:

	Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Venezuela (Petrodelta)
Development	16	5.1	15	4.8	9	2.9
Appraisal	—	—	2	0.6	—	—
United States
Development	8	2.6	5	2.1	—	—
Exploration	3	1.0	1	1.0	1	1.0

Average Depth of Wells (Feet) Venezuela (Petrodelta)
Crude Oil	—	6,839	—	6,500	—	6,500
United States
Crude Oil	—	7,938	—	6,751	—	—
Natural Gas	—	—	—	17,566	—	12,290

Producing Wells (1):
Venezuela (Petrodelta)
Crude Oil	127	40.6	114	36.5	118	37.8
United States
Crude Oil	16	8.3	2	0.7	—	—

(1)	The information related to producing wells reflects wells we drilled, wells we participated in drilling and producing wells we acquired.
          All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not directly operate any drilling equipment.
Acreage
          The following table summarizes the developed and undeveloped acreage that we owned, leased or held under concession as of December 31, 2010:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Venezuela — Petrodelta	24,330	7,786	222,783	71,291
China	—	—	7,470,080	7,470,080
United States:
West Bay	—	—	12,808	6,437
Antelope	2,422	1,549	136,362	46,842
Indonesia	—	—	883,636	480,698
Gabon	—	—	685,470	456,982
Oman	—	—	955,600	955,600

Total	26,752	9,335	10,366,739	9,487,930

          Our intention is to renew all leases that are due to expire in the next three years.

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
Leases
          A significant number of our domestic oil and gas leases cover tribal and allottee mineral interests, with the leases being administered by the Bureau of Indian Affairs (the “BIA”). The Bureau of Land Management (the “BLM”) oversees and approves certain activities/operations of the leases. BIA leases contain relatively standardized terms and require compliance with detailed BLM or BIA regulations. Many leases contain stipulations limiting activities that may be conducted on the lease. Some stipulations are unique to particular geographic areas and may limit the time during which activities on the lease may be conducted, the manner in which certain activities may be conducted or, in some cases, may ban surface activity. Under certain circumstances, the BLM or the BIA, as applicable, may require that our operations on leases be suspended or terminated. Any such suspension or termination could materially and adversely affect our consolidated financial condition, results of operations or cash flows.
State and Local Regulation of Drilling and Production
          We own interests in properties located in Utah and Texas. These states regulate drilling and operating activities by requiring, among other things, permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing or discharge of waste materials, the size of drilling and spacing units or proration units and the density of wells that may be drilled, unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

Environmental Regulations
          Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The cost of compliance could be significant. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial and damage payment obligations, or the issuance of injunctive relief (including orders to cease operations). Environmental laws and regulations are complex, and have tended to become more stringent over time. We also are subject to various environmental permit requirements. Onshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. Moreover, some environmental laws and regulations may impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or conduct or conditions caused by prior operators or third parties. To the extent laws are enacted or other governmental action is taken that prohibits or restricts onshore drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and financial results could be adversely affected.
          The Resource Conservation and Recovery Act (“RCRA”), generally regulates the disposal of solid and hazardous wastes and imposes certain environmental cleanup obligations. Although RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy,” the Environmental Protection Agency (“EPA”) and state agencies may regulate these wastes as solid wastes. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous waste.
International Regulations
          Our exploration and production operations outside the United States are subject to various types of regulations similar to those described above imposed by the respective governments of the countries in which we operate, and may affect our operations and costs within that country. We currently have operations in Indonesia, Gabon, Oman and China.
Employees
          At December 31, 2010, our Houston office had 25 full-time employees. Our Utah, Caracas, London, Singapore, Jakarta and Muscat offices had 3, 14, 7, 2, 4 and 3 employees, respectively. We augment our employees from time to time with independent consultants, as required.

Item 1A.	Risk Factors
          In addition to other information set forth elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered when evaluating us.
          Our cash position and limited ability to access additional capital may limit our growth opportunities. At December 31, 2010, we had $58.7 million of available cash and, until Petrodelta pays a dividend or the revenue from our U.S. operations increases substantially, cash available from operations will not be sufficient to meet capital operational requirements. Having a Petrodelta dividend as our primary source of cash flow limits our access to additional capital, and our concentration of political risk in Venezuela may limit our ability to leverage our assets. In addition, our future cash position depends upon the payment of dividends by Petrodelta, success with our exploration program, possible delay of discretionary capital spending to future periods, or possible sale, farm-out or otherwise monetization of assets as necessary to maintain the liquidity required to run our operations. While we believe that Petrodelta will reinvest any excess cash which might be available for payment of dividends into Petrodelta in 2011 and 2012, there is no assurance this will be the case, nor that if the cash is not reinvested that it will be paid as dividends. These factors could have a material adverse effect on our financial condition and liquidity and may limit our ability to grow through the acquisition or exploration of additional oil and gas properties and projects.
          We have incurred long-term indebtedness obligations, which significantly increased our leverage. On February 17, 2010, we closed a debt offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes due 2013. On October 29, 2010, we closed a $60.0 million term loan facility that will mature on October 28, 2012 and has an initial rate of interest of 10 percent. The initial rate of interest increases to 15 percent on July 28, 2011. Prior to February 2010, we had no long-term debt obligations. The degree to which we are leveraged could, among other things:
•	make it difficult for us to make payments on the debt;

•	make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;

•	make us more vulnerable to industry downturns and competitive pressures;

•	limit our flexibility in planning for, or reacting to, changes in our business; and

•	require the use of a substantial portion of working capital.
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
          We may not be able to meet the requirements of the global expansion of our business strategy. We have added a significant global exploration component to diversify our overall portfolio. In many locations, we may be required to post performance bonds in support of a work program or the work program may include minimum funding requirements to keep the contract. We may not have the funds available to meet the minimum funding requirements when they come due and be required to forfeit the contracts.
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
          There is limited refining capacity for our yellow and black wax crude oil, which may limit our ability to sell our current production or to increase our production at Lower Green River/Upper Wasatch and Monument Butte in the Uinta Basin. Most of the crude oil we produce in the Uinta Basin is known as “yellow wax” or “black wax” because it has higher paraffin content than crude oil found in most other major North American basins. Due to its wax content, most of the oil is transported by truck to refiners in the Salt Lake City area. We currently have agreements in place that provide a reasonable certainty of base load sales of substantially all of our expected production in the Uinta Basin through the end of 2011. In the current economic environment, there is a risk that they may fail to satisfy their obligations to us under those contracts. An extended loss of our largest purchaser could have a material adverse effect on us because there are limited purchasers of our black and yellow wax crudes. We continue to work with refiners to expand the market for our existing yellow and black wax crude oil production and to secure additional capacity to allow for production growth. However, without additional refining capacity, our ability to increase production from the fields may be limited.
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
          We are subject to complex laws that can affect the cost, manner or feasibility of doing business. Exploration and development and the production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:
•	the amounts and types of substances and materials that may be released into the environment;

•	response to unexpected releases to the environment;

•	reports and permits concerning exploration, drilling, production and other operations;

•	the spacing of wells;

•	unitization and pooling of properties;

•	calculating royalties on oil and natural gas produced under federal and state leases; and

•	taxation.
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
     The oil and gas business involves many operating risks that can cause substantial losses, and insurance may not protect us against all of these risks. We are not insured against all risks. Our oil and gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and gas, including the risk of:
•	fires and explosions;

•	blow-outs;

•	uncontrollable or unknown flows of oil, gas, formation water or drilling fluids;

•	adverse weather conditions or natural disasters;

•	pipe or cement failures and casing collapses;

•	pipeline ruptures;

•	discharges of toxic gases;

•	build up of naturally occurring radioactive materials; and

•	vandalism.
          If any of these events occur, we could incur substantial losses as a result of:
•	injury or loss of life;

•	severe damage or destruction of property and equipment, and oil and gas reservoirs;

•	pollution and other environmental damage;

•	investigatory and clean-up responsibilities;

•	regulatory investigation and penalties;

•	suspension of our operations; and

•	repairs to resume operations.
          If we experience any of these problems, our ability to conduct operations could be adversely affected.
          We maintain insurance against some, but not all, of these potential risks and losses. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not insurable.
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
          We do not directly manage operations of Petrodelta. PDVSA, through CVP, exercises substantial control over Petrodelta’s operations, making Petrodelta subject to some internal policies and procedures of PDVSA as well as being subject to constraints in skilled personnel available to Petrodelta. These issues may have an adverse effect on the efficiency and effectiveness of Petrodelta’s operations.
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
     The total capital required for development of Petrodelta’s assets may exceed the ability of Petrodelta to finance such developments. Petrodelta’s ability to fully develop the fields in Venezuela will require a significant investment. Petrodelta’s future capital requirements for the development of its assets may exceed the cash available from existing cash flow. Petrodelta’s ability to secure financing is currently limited and uncertain, and has been, and may be, affected by numerous factors beyond its control, including the risks associated with operating in Venezuela. Because of this financial risk, Petrodelta may not be able to secure either the equity or debt financing necessary to meet its future cash needs for investment, which may limit its ability to fully develop the properties, cause delays with their development or require early divestment of all or a portion of those projects. This could negatively impact our minority equity investment. If we are called upon to fund our share of Petrodelta’s operations, our failure to do so could be considered a default under the Conversion Contract and cause the forfeiture of some or all our shares in Petrodelta. In addition, CVP may be unable or unwilling to fund its share of capital requirements and our ability to require them to do so is limited. Since Petrodelta only executed approximately 50 percent of its 2010 budget primarily due to lack of funding by PDVSA, we do not believe that PDVSA will be able to provide the support required to execute Petrodelta’s proposed 2011 budget.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     In April 2004, we signed a ten-year lease for office space in Houston, Texas, for approximately $17,000 per month. In December 2008, we signed a five-year lease for additional office space in Houston, Texas, for approximately $15,000 per month. In August 2010, we relinquished a portion of our office space in Houston, Texas, for an approximate $1,600 per month reduction of cost. In December 2010, Harvest Vinccler extended its lease for office space in Caracas, Venezuela for one year for approximately $7,000 per month. In October 2010, we signed a two-year lease in Roosevelt, Utah for approximately $6,000 per month. In October 2010, we signed a two-year lease for office space in Singapore for approximately $7,000 per month. In April 2009, we signed a two-year lease for office space in Indonesia for approximately $5,000 per month. In September 2009, we signed a two-year lease for office space in Oman for approximately $5,000 per month. In September 2010, we signed a five-year lease for office space in London for approximately $9,000 per month. See Item 1 — Business for a description of our oil and gas properties.

Item 3. Legal Proceedings
          Robert C. Bonnet and Bobby Bonnet Land Services vs. Harvest (US) Holdings, Inc., Branta Exploration & Production, LLC, Ute Energy LLC, Cameron Cuch, Paula Black, Johnna Blackhair, and Elton Blackhair in the United States District Court for the District of Utah. This suit was served in April 2010 on Harvest and Elton Blackhair, a Harvest employee, alleging that the defendants, among other things, intentionally interfered with Plaintiffs’ employment agreement with the Ute Indian Tribe — Energy & Minerals Department and intentionally interfered with Plaintiffs’ prospective economic relationships. Plaintiffs seek actual damages, punitive damages, costs and attorney’s fees. We dispute Plaintiffs’ claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.
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
          Our common stock is traded on the NYSE under the symbol “HNR”. As of December 31, 2010, there were 33,933,025 shares of common stock outstanding, with approximately 481 stockholders of record. The following table sets forth the high and low sales prices for our Common Stock reported by the NYSE.

Year	Quarter	High	Low
2009	First quarter	4.69	2.70
	Second quarter	5.66	3.25
	Third quarter	6.64	4.24
	Fourth quarter	6.39	4.90

2010	First quarter	7.80	4.36
	Second quarter	9.00	7.10
	Third quarter	10.42	6.54
	Fourth quarter	14.02	10.44
          On March 9, 2011, the last sales price for the common stock as reported by the NYSE was $16.25 per share.
          Our policy is to retain earnings to support the growth of our business. Accordingly, our Board of Directors has never declared a cash dividend on our common stock.
STOCK PERFORMANCE GRAPH
          The graph below shows the cumulative total stockholder return over the five-year period ending December 31, 2010, assuming an investment of $100 on December 31, 2005 in each of Harvest’s common stock, the Dow Jones U.S. Exploration & Production Index and the S&P Composite 500 Stock Index.
          This graph assumes that the value of the investment in Harvest stock and each index was $100 at December 31, 2005 and that all dividends were reinvested.

Stock Performance Graph
PLOT POINTS
(December 31 of each year)

	2005	2006	2007	2008	2009	2010
Harvest Natural Resources, Inc	$100	$120	$141	$48	$60	$137
Dow Jones US E&P Index	$100	$105	$147	$86	$121	$145
S&P 500 Index	$100	$116	$122	$77	$97	$112
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
Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
          The following table sets forth our selected consolidated financial data for each of the years in the five-year period ended December 31, 2010. In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. The selected consolidated financial data have been derived from and should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto.

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006(1)
		(in thousands, except per share data)
Statement of Operations:
Total revenues	$10,696	$181	$—	$11,217	$59,506
Operating income (loss)	(30,691)	(30,959)	(54,440)	(19,536)	574
Net income from Unconsolidated Equity Affiliates	66,164	35,757	34,576	55,297	—
Net income (loss) attributable to Harvest	15,340	(3,107)	(21,464)	60,118	(62,502)
Net income (loss) attributable to Harvest per common share:
Basic	$0.46	$(0.09)	$(0.63)	$1.65	$(1.68)

Diluted	$0.43	$(0.09)	$(0.63)	$1.59	$(1.68)

Weighted average common shares outstanding
Basic	33,541	33,084	34,073	36,550	37,225
Diluted	39,331	33,084	34,073	37,950	37,225

	As of December 31,
	2010	2009	2008	2007(1)	2006(1)
			(in thousands)
Balance Sheet Data:
Total assets	$488,244	$348,779	$362,266	$417,071	$468,365
Long-term debt, net of current maturities	81,237	—	—	—	66,977
Total Harvest’s Stockholders’ equity (2)	306,804	274,593	273,242	316,647	281,409

(1)	Activities under our former OSA in Venezuela are reflected under the equity method of accounting effective April 1, 2006. The results of Petrodelta’s operations from April 1, 2006 until December 31, 2007 are reflected in 2007 when Petrodelta was formed.

(2)	No cash dividends were declared or paid during the periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operations
          We had net income attributable to Harvest of $15.3 million, or $0.43 per diluted share, for the year ended December 31, 2010 compared to a net loss attributable to Harvest of $3.1 million, or $(0.09) per diluted share, for the year ended December 31, 2009. Net income attributable to Harvest for the year ended December 31, 2010 includes $8.0 million of exploration expense and the net equity income from Petrodelta’s operations of $66.2 million. Net loss attributable to Harvest for the year ended December 31, 2009 includes $7.8 million of exploration expense and the net equity income from Petrodelta’s operations of $40.7 million.
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
          The January 8, 2010 Exchange Agreement also established exchange rates for the sale of foreign currency: 2.5935 Bolivars per U.S. Dollar and 4.2893 Bolivars per U.S. Dollar. The 2.5935 Bolivars per U.S. Dollar rate applies to at least 30 percent of the currency. The Central Bank is entitled to adjust the proportion of sales of foreign currency at each exchange rate to attend market needs. Early in 2010, the Central Bank, in responding to needs of import requirements of goods and services under each of the controlled exchange rates, adjusted the percentage from 30 percent to 40 percent for the 2.5935 Bolivars per U.S. Dollar. The 40/60 percent split in sales of foreign currency between the two exchange rates creates a blended third exchange rate of 3.61 Bolivars per U.S. Dollar. During 2010, PDVSA sold foreign currency to the Central Bank in return for Bolivars. These foreign currency sales were for PDVSA and PDVSA’s subsidiaries. In December 2010, PDVSA invoiced Petrodelta $19.5 million related to sales of foreign currency for Bolivars at the blended exchange rate of 3.61 Bolivars per U.S. Dollar. The $19.5 million is calculated as the difference between U.S. Dollar invoices remeasured at the official exchange rate of 4.30 Bolivars per U.S. Dollar and the same invoices remeasured at the blended exchange rate of 3.61 Bolivars per U.S. Dollar.
          On January 4, 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Bolivars per U.S. Dollar exchange rate with an effective date of January 1, 2011. The January 2011 Exchange Agreement eliminated the Central Bank’s entitlement to require the sale of foreign currency at specific rates. All sales of foreign currency will be at the 4.2893 Bolivars per U.S. Dollar exchange rate.
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
          Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar, and they do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). However, in October 2010, Harvest Vinccler exchanged approximately $0.2 million through SITME and received an exchange rate of 5.19 Bolivars per U.S. Dollar. The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.
          At December 31, 2009, Harvest Vinccler and Petrodelta remeasured the appropriate monetary assets and liabilities at the official exchange rate of 2.15 Bolivars per U.S. Dollar that was in effect at that time. On January 31, 2010, Harvest Vinccler and Petrodelta remeasured the appropriate monetary assets and liabilities at the new official exchange rate of 4.30 Bolivars per U.S. Dollar. During the year ended December 31, 2010, Harvest Vinccler recorded a $1.5 million remeasurement loss and Petrodelta recorded an $84.4 million remeasurement gain on revaluation of monetary assets and liabilities. The revaluation of Bolivars to U.S. Dollars was calculated as the difference between the old official exchange rate of 2.15 Bolivars per U.S. Dollar and the new official exchange rate of 4.30 Bolivars per U.S. dollar. The primary factor in Harvest Vinccler’s loss on currency exchange rates is that Harvest Vinccler had substantially higher Bolivar denominated monetary assets than Bolivar denominated monetary liabilities. The primary factor in Petrodelta’s gain on currency exchange rates is that Petrodelta had substantially higher Bolivar denominated monetary liabilities than Bolivar denominated monetary assets. At December 31, 2010, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are BsF 2.9 million and BsF 3.2 million, respectively. At December 31, 2010, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are BsF 87.0 million and BsF 1,423.0 million, respectively.
          In June 2010, Petrodelta’s board of directors approved the offsetting of accounts payable to PDVSA and its affiliates, including CVP, for 2010 royalties, taxes and operation expenditures against the receivable from PDVSA and its affiliates, including CVP, for 2010 oil and gas deliveries at the exchange rate prevailing as of that date. During February 2011, per instructions received from CVP, Petrodelta proceeded to offset accounts receivable and payables between PDVSA and its affiliates, including CVP, outstanding as of December 31, 2009 at the exchange rate prevailing as of that date. The revised revaluation reduced Petrodelta’s remeasurement gain $36.1 million from $120.5 million in January 2010 to $84.4 million in December 2010.
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
          Since payment for crude oil is in U.S. Dollars under the contract, we do not expect the recent currency exchange developments in Venezuela to have an impact on Petrodelta’s operations or on the reserves economic productability price of $70.43 per barrel of oil in relation to the Venezuelan reserves. In addition, prices used to derive our reserves economic productability average prices are quoted and sold in U.S. Dollars.
          In Item 1A — Risk Factors, we disclosed that PDVSA’s failure to timely pay contractors, including Petrodelta, was having an adverse effect on Petrodelta. During the year ended December 31, 2010, PDVSA began making regular payments to Petrodelta to enable Petrodelta to reduce the outstanding debt to contractors. Some of the payments received from PDVSA were designated to be used to repay Harvest Vinccler (Advances to Equity Affiliates). During the year ended December 31, 2010, Petrodelta repaid $4.8 million to Harvest Vinccler for costs related to contractors and seconded employees. As a Petrodelta contractor, Harvest Vinccler assessed the possibility of recording an allowance for doubtful accounts on its receivable from Petrodelta. After considering many factors, including the slow but continuous payments received from Petrodelta, Harvest Vinccler determined that an allowance for doubtful accounts is not required.

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
Petrodelta
          During 2010, Petrodelta drilled and completed 16 development wells, produced approximately 8.6 MBl of oil and sold 2.2 BCF of natural gas. Petrodelta produced an average of 23,455 BOPD during the year ended December 31, 2010.
          Petrodelta’s focus in 2010 included utilizing two rigs to drill both development and appraisal wells for both maintaining production capacity and appraising the substantial resource base in the El Salto field. Petrodelta contracted a workover rig in October 2010. Petrodelta began engineering work for expanded production facilities to handle the expected production from the development and appraisal wells that were expected to be drilled in 2010. Due to delays in rig availability, El Salto facilities project execution and lack of funding by PDVSA, Petrodelta only spent $101.8 million of its 2010 capital budget of $205 million.
          As discussed above, PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. PDVSA purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures, and PDVSA has fallen behind in certain of its payment obligations to its contractors, including contractors engaged by PDVSA to provide services to Petrodelta. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors. As a result, Petrodelta has experienced, and may continue to experience, difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis is having an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.
          As of March 7, 2011, the 2011 budget for Petrodelta’s business plan had not yet been approved by its shareholders. Since Petrodelta only executed approximately 50 percent its 2010 budget primarily due to lack of funding by PDVSA, we do not believe that PDVSA will be able to provide the support required to execute Petrodelta’s proposed 2011 budget. However, Petrodelta’s 2011 proposed business plan includes a planned drilling program to utilize two rigs to drill both development and appraisal wells for maintaining production capacity, the continued appraisal of the substantial resource base in the El Salto field and appraising the presently non-producing Isleño field. It also includes engineering work for production facilities required for the full development of the El Salto field.
          The appraisal and development activity in the El Salto field exceeded expectations. During 2010, the ELS-33 well was drilled and completed in the Lower Jobo sand and began producing on September 1, 2010. The ELS-33 tested at rates of 1,800 barrels of oil per day (“BOPD”). The ELS-33 also drilled a pilot hole which encountered a full column of oil in a block that was previously unpenetrated and represented a significant expansion of Block 5 in El Salto field not included in the 2009 reserve report. The ELS-34 well was drilled and completed in the Lower Jobo sand of the newly identified Block 5 extension and began production in September 2010. The ELS-34 has tested at rates of 2,150 BOPD with indicated potential of over 3,000 BOPD based on bottom-hole-pressures. The ELS-33 and ELS-34 wells were restricted in their production rate until additional oil transportation trucks are contracted by Petrodelta to service the expanded production capacity from El Salto.
          As of December 31, 2010, we are reporting a reserve increase attributed to Petrodelta. 2P reserves, net to our 32 percent interest, have increased to 103.6 MMBOE at December 31, 2010, a 24 percent increase over year end 2009. Proved reserves, net to our 32 percent interest, increased to 50.0 MMBOE at December 31, 2010, an eight percent increase over year end 2009. 3P reserves remain virtually unchanged from last year. These reserve additions are the result of successful recent drilling and the extension of Block 5, a previously unproven fault block in the El Salto field and recent development drilling success in other fields.
          In 2005, Venezuela modified LOCTI to require companies doing business in Venezuela to invest, contribute or spend a percentage of their gross revenue on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. LOCTI requires major corporations engaged in activities covered by the

Hydrocarbon and Gaseous Hydrocarbon Law (“OHL”) to contribute two percent of their gross revenue generated in Venezuela from activities specified in the OHL. The contribution is based on the previous year’s gross revenue and is due the following year. LOCTI requires that each company file a separate declaration stating how much has been contributed; however, waivers have been granted in the past to allow PDVSA to file a declaration on a consolidated basis covering all of its and its consolidating entities liabilities. Since Petrodelta expected PDVSA to continue requesting and receiving waivers, Petrodelta did not accrue a liability to LOCTI for the year ended December 31, 2009. For filing years 2007 and 2008, PDVSA provided Petrodelta with a copy of the waiver acceptance letter from LOCTI. PDVSA has stated that a waiver was granted for filing year 2009; however, LOCTI has not yet issued the acceptance letter to PDVSA for the 2009 filing year. The potential exposure to LOCTI for the year ended December 31, 2009 after devaluation is $4.8 million, $2.4 million net of tax ($0.8 million net to our 32 percent interest). In January 2011, PDVSA informed its consolidating entities, including Petrodelta, that effective with the 2010 reporting year it would no longer be requesting waivers to file the LOCTI declaration on a consolidated basis. Based on this information, Petrodelta accrued the 2010 liability to LOCTI in the amount of $4.6 million, $2.3 million net of tax ($0.7 million net to our 32 percent interest). In December 2010, LOCTI was modified to reduce the amount of contributions beginning January 2011 to one percent of gross revenues for companies owned by individuals or corporations and 0.5 percent for companies owned by Venezuela. Petrodelta’s rate of contribution starting in 2011 will be 0.5 percent.
          In 2008, the Venezuelan government published in the Official Gazette the Windfall Profits Tax. The Windfall Profits Tax is to be calculated on the VEB of prices as published by MENPET. As instructed by CVP, Petrodelta has applied the Windfall Profits Tax to gross oil production delivered to PDVSA. The Windfall Profits Tax established a special 50 percent tax to the Venezuelan government when the average price of the VEB exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 percent to 60 percent when the average price of the VEB exceeds $100 per barrel. The Windfall Profits Tax is reported as expense on the income statement and is deductible for Venezuelan tax purposes. Petrodelta recorded $14.1 million and $0.9 million of expense for the Windfall Profits Tax for the years ended December 31, 2010 and 2009, respectively.
          In 2009, under instructions issued by CVP, Petrodelta set up a reserve within the equity section of the balance sheet for deferred tax assets. Although this reserve has no effect on Petrodelta’s financial position, results of operation or cash flows, it has the effect of limiting future dividends to net income adjusted for deferred tax assets. Dividends received prior to 2009 from Petrodelta represented Petrodelta’s net income as reported under IFRS. Article 307 of the Venezuelan Commerce Code states that shareholders are not obligated to restore dividends that have been distributed in good faith according to the entity’s balances and sets the statute of limitations for an entity to claim restoration of dividends at five years.
          In August 2010, Petrodelta’ board of directors declared a dividend of $30.5 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest), which was received October 22, 2010. The dividend represents 50 percent of the cash withdrawal rights as shareholders on Petrodelta’s net income as reported under IFRS for the year ended December 31, 2009.
          In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend represents the remaining 50 percent of the cash withdrawal rights as shareholders on Petrodelta’s net income as reported under IFRS for the year ended December 31, 2009. This dividend is subject to shareholder approval, and will not be accrued on our consolidated balance sheet until Petrodelta shareholder approval is received. Shareholder approval was received on March 14, 2011. Petrodelta’s results and operating information is more fully described in Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 9 — Investment in Equity Affiliates — Petrodelta, S.A.

Diversification
          Beginning in 2005, we recognized the need to diversify our asset base as part of our strategy. We broadened our strategy from our primary focus on Venezuela to identify, access and integrate hydrocarbon assets to include organic growth through exploration in basins globally with proven hydrocarbon systems. We seek to leverage our Venezuelan experience as well as our recently expanded business development and technical platform to create a diversified resource base. With the addition of technical resources and the opening of our London and Singapore offices, we have made significant investments to provide the necessary foundation and global reach required for an organic growth focus. Our organic growth is focused on undeveloped or underdeveloped fields, field redevelopments and exploration. While exploration will become a larger part of our overall portfolio, we will generally restrict ourselves to basins with known hydrocarbon systems and favorable risk-reward profiles. Exploration will be technically driven with a low entry cost and high resource potential that provides sustainable growth.
United States
Gulf Coast — West Bay
          During the year ended December 31, 2010, operational activities in the West Bay prospect focused on firming up plans for drilling on the identified initial drilling prospect and continuing to evaluate the other leads and prospects in the project. Land, regulatory and surface access preparations currently in progress are focused on taking the initial drilling prospect to drill-ready status. During 2010, we finalized a 3-D seismic data trade with a third party and merged the data set with our existing seismic data. The acquisition and merging of the additional 3-D seismic data allows for more complete technical evaluation of the leads and prospects identified in the project. Based on the merged seismic data set, we now have four identified drilling prospects on our acreage. Preliminary work is underway on a drilling barge concept that will be utilized to drill the first two exploration wells. Current plans are to drill the first exploration well in 2011, pending required surface access agreements with a private landowner and pending receipt of necessary permits from the U.S. Army Corps of Engineers. During the year ended December 31, 2010, we had cash capital expenditures of $0.2 million for leasing activities and $0.2 million for seismic data processing on the West Bay project. The 2011 budget for West Bay is minimal consisting of costs required to maintain the leases.
          In February 2011, the previously existing Alligator Point Unit (as approved by the GLO) expired. We have obtained from the GLO an extension until September 1, 2011 of a smaller version of the Alligator Point Unit defined more specifically by the drilling prospects currently existing on the project. As a result of the GLO approval of the smaller Alligator Point Unit and the anticipated expiry of five leases previously held by the larger unit, we expect our lease position on the West Bay project to be reduced from approximately 13,000 acres in February 2011 to approximately 10,050 acres in August 2011.
Western United States — Antelope
          In October 2007, we entered into a JEDA with a private third party to pursue a lease acquisition program and drilling program on the Antelope prospect in the Western United States. We are the operator and had an initial working interest of 50 percent in the Antelope prospect. In November 2008, we entered into the Letter Agreement with the private third party. The Letter Agreement clarifies several open issues in the JEDA, such as classification of $2.7 million of prepaid land costs for the Antelope prospect as a note receivable, among other things. Per the Letter Agreement, payment of the $2.7 million note receivable was due from the private third party on or by spud date of the Bar F. Since payment was not received prior to the Bar F spud date, our interest in the Antelope prospect was increased to 60 percent, with the incremental 10 percent working interest being earned by drilling and completing the Bar F.
          In July 2010, we executed a farm-out agreement with the private third party in the JEDA for the acquisition of an incremental 10 percent interest in the Antelope Project with an effective date of July 1, 2010. This acquisition includes all leases, the Mesaverde, the Lower Green River/Upper Wasatch and the Monument Butte Extension. The acquisition excludes the initial eight wells previously drilled in the Monument Butte Extension. Total consideration for the incremental 10 percent interest is $20.0 million. This acquisition increases our ownership in the Antelope project to 70 percent.

          During year ended December 31, 2010, we had cash capital expenditure of $12.9 million for leasing activities on the Antelope prospect. The 2011 budget for leasing activity in the Antelope prospect is $0.9 million.
          Drilling, completion and testing activities were conducted during 2010 on three separate projects on the Antelope prospect in Duchesne and Uintah Counties, Utah.
Mesaverde
          The Mesaverde Gas Exploration and Appraisal Project (“Mesaverde”) is targeted to explore for and develop natural gas in the Mesaverde formation in the Uintah Basin of northeastern Utah in Duchesne and Uintah Counties. Operational activities during the year ended December 31, 2010 included completion of the initial testing activities on the Mesaverde horizons in the deep natural gas test well, the Bar F, that commenced drilling on June 15, 2009. The Bar F was drilled to a total depth of 17,566 feet and an extended production test of the Mesaverde has been completed. Testing was focused on the evaluation of the natural gas potential of the Mesaverde tight gas reservoir over a prospective interval from 14,000 to 17,400 feet. Completion activities consisted of hydraulic fracturing of eight separate reservoir intervals in the Mesaverde and multiple extended flow tests of the individual fractured intervals, along with a flow test of the commingled eight intervals. Gas was tested at flow rates of 1.5-2 million cubic feet per day (“MMCFD”) from selected intervals. While the results to date have not definitively determined the commerciality of a stand-alone development of the Mesaverde in the current gas price environment, we believe that the test results confirm that the Mesaverde formation exhibits sufficient quantities of hydrocarbons and reservoir over-pressure to justify potential development, and we are actively pursuing efforts to assess whether reserves can be attributed to this reservoir. The Mesaverde reservoir remains potentially prospective over a portion of our land position. Exploratory drilling costs for the Mesaverde have been suspended pending further evaluation. See Note 2 — Summary of Significant Accounting Policies, Property and Equipment. During the year ended December 31, 2010, we incurred $5.1 million for drilling, completion and testing activities of the Mesaverde. Our 2011 budget currently does not include costs to further delineate the Mesaverde.
Lower Green River/Upper Wasatch
          The Lower Green River/Upper Wasatch is a second prospective horizon that is being pursued in the Antelope project. After completion of the initial testing program on the Mesaverde deep gas in the Bar F well as described above, we moved uphole in the same well to test multiple oil bearing intervals at depths from 8,200 feet to 9,500 feet in the Lower Green River and Upper Wasatch. Extended flow testing of the well conducted during the second quarter of 2010 indicated that a commercial oil discovery was made in the Lower Green River and Upper Wasatch. A five-well Lower Green River/Upper Wasatch delineation and development drilling program was planned to further delineate and appraise the extent of the Lower Green River/Upper Wasatch discovery made in the Bar F, and to establish additional production from the Lower Green River/Upper Wasatch reservoirs in at least some of the five appraisal wells. Based on results of the initial wells in the five well delineation and development drilling program, an additional sixth well was added to the program to be drilled in early 2011.
          Operational activities during the year ended December 31, 2010 included completion of testing of the Bar F, completion of the Bar F, including installation of an electric submersible pump, completion of production facilities for the Bar F and routine production operations of the Bar F. During the year ended December 31, 2010, we had cash capital expenditure of $6.8 million in drilling, completion and testing activities for the Bar F in the Lower Green River/Upper Wasatch formation.
          The five-well delineation and development drilling program was initiated in the third quarter of 2010, and as of December 31, 2010, five wells were in varying stages of completion, drilling, and production facilities installation. Three additional wells have been incorporated into our planning for the next round of development drilling in the Lower Green River/Upper Wasatch. As of March 4, 2011, we had eight wells in the delineation and development drilling program in varying stages of completion, drilling and production facilities installation:
•	Three wells, the Kettle #1-10-3-1, the ON Moon #1-27-3-2 and the Dart #1-12-3-2, were completed and on production.

•	One well, the Giles #1-19-3-2, has been hydraulically fractured and completed and will be placed on production soon.

•	One well, the Yergensen #1-9-3-1, has been drilled and being hydraulically fractured.

•	One well, the Evans #1-4-3-3, is currently drilling.

•	Two wells, the Lamb #1-19-3-1 and the Yergensen #1-18-3-1, were spud using a spud rig and have been drilled to surface casing depth only and surface casing installed.
          During the year ended December 31, 2010, we had cash capital expenditure of $17.3 million in well planning, drilling and completion costs and $0.1 million for engineering costs. The 2011 budget for the Lower Green River/Upper Wasatch is $11.2 million.
          During the fourth quarter of 2010, we also initiated permitting activities on a planned 170 square mile 3-D seismic acquisition program which is expected to be acquired in late 2011 and which will be targeted at imaging the Green River and Wasatch formations over the northern portion of our acreage.
          On December 21, 2010, we and our partner in the Antelope project entered into a contract with EPMG whereby EPMG will provide the capital to build and operate a 25-mile, low-pressure gas gathering pipeline which will provide capacity for our current and future production from the Lower Green River/Upper Wasatch Development project. We will provide capital to build flowlines to connect the produced gas from our wells into the EPMG header system. As part of the contract arrangement, we and our partner have dedicated approximately 75 percent of our Antelope leasehold to the El Paso contract for 10 years, with a Harvest option to extend the dedication for up to an additional nine years without any change in contract terms. The area dedication is limited stratigraphically to the top of the Mesaverde formation, resulting in the Mesaverde deep gas not being included in the dedication.
          As of December 31, 2010, we received our first comprehensive reserve report covering the Uinta Basin reserves in Utah. 2P reserves net to Harvest in Utah increased to 15.3 MMBOE at year end 2010, compared to 0.4 MMBOE at year end 2009. Proved Reserves net to Harvest increased to 4.6 MMBOE at December 31, 2010, compared to 0.4 MMBOE at year end 2009. 3P reserves net to Harvest in Utah increased to 86.4 MMBOE at December 31, 2010, compared to 0.4 MMBOE at year end 2009. These reserve additions are the result of our successful Antelope project delineation drilling programs conducted during 2010 and ongoing in 2011 in the Lower Green River/Upper Wasatch and Monument Butte Extension.
Monument Butte
          The Monument Butte Extension was initiated with an eight well appraisal and development drilling program to produce oil and natural gas from the Green River formation on the southern portion of our Antelope land position. The Monument Butte Extension is non-operated, and we hold a 43 percent working interest in the initial eight wells. The parties participating in the wells formed a 320 acre AMI, which contained the initial eight drilling locations. Operational activities on these eight wells during the year ended December 31, 2010 consisted of completion of drilling and completion of wells followed by routine production operations from the wells. During year ended December 31, 2010, we had cash capital expenditure of $3.6 million in well costs. There is no 2011 budget for the initial eight well program.
          As a follow up to the successful completion of the initial eight well program that was drilled in late 2009 and early 2010, a six well appraisal and development drilling program was approved. The six well expansion is non-operated and is located on acreage immediately adjacent to the initial eight well program. We have an approximate 37 percent working interest in the six wells. At December 31, 2010, five of the six wells had been drilled and four were on production. The sixth and final well in this program spud on February 3, 2011. During the year ended December 31, 2010, we had cash capital expenditures of $1.8 million in well costs and $0.1 million for geological and geophysical costs.
          The Harvest-operated K Moon #2-13-4-3 well was spud in November 2010 and commenced production on February 16, 2011. We have an approximate 60 percent working interest in this well.

          The 2011 budget for Monument Butte is $1.3 million which includes the planned drilling of the one remaining well in the six-well expansion project and the completion of the K Moon #2-13-4-3.
Budong-Budong Project, Indonesia
          We acquired our initial 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells. The initial commitment to fund the first phase of the exploration program was capped at $17.2 million. The commitment cap is comprised of $6.5 million for the acquisition of seismic and $10.7 million for the drilling of the first two exploratory wells. After the commitment cap of each component was met, all subsequent costs are shared by the parties in proportion to their ownership interests. Prior to drilling the first exploration well, our partner had a one-time option to increase the level of the carried interest to a maximum of $20.0 million. On September 15, 2010, our partner exercised their option to increase the carry obligation by $2.7 million to a total of $19.9 million ($7.9 million for acquisition of seismic and $12.0 million for drilling). The additional carry increased our ownership by 7.4 percent to 54.4 percent. As of February 28, 2011, we had fulfilled all funding obligations to earn our 54.4 percent interest in the Budong PSC. On March 3, 2011, we received notice that the Government of Indonesia and BPMIGAS had approved this change in ownership interest.
          On January 5, 2011, we exercised our first refusal right to a proposed transfer of interest by the operator to a third party, to acquire an additional ten percent equity in the Budong PSC for a consideration of $3.7 million payable ten business days after completion of the first exploration well. Closing of this acquisition will increase our interest in the Budong PSC to 64.4 percent. The change in ownership interest is subject approval from the Government of Indonesia and BPMIGAS.
          During the initial exploration period, the Budong PSC covered 1.35 million acres. The term of the Budong PSC is for 30 years and provided for an exploration period of up to ten years. Pursuant to the terms of the Budong PSC, at end of the first three-year exploration phase, 35 percent of the original area was relinquished to BPMIGAS. The second three-year exploration phase began in January 2010 covering 0.88 million acres.
          Operational activities during 2010 focused on well planning, construction for two test well sites, and mobilization of rig and ancillary equipment to the first drill site. After delays in acquiring permits to mobilize the drilling rig from its port location to the drilling pad, the first exploratory well, the Lariang-1 (“LG-1”), was spud on January 6, 2011. The well is to be drilled to a depth of approximately 7,200 feet. As of March 2, 2011, the well had reached approximately 4,500 feet in the Miocene, the secondary objective, and has logged and wireline tested several oil and gas sands. During the year ended December 31, 2010, we incurred $8.5 million for surveying, permitting, engineering and well planning and $4.3 million for seismic, geological and geophysical, and exploration support costs. The 2011 budget for the Budong PSC is $15.5 million.
Dussafu Project — Gabon
          Operational activities during 2010 included the maturation of the prospect inventory and well planning. We have purchased all long lead items required for drilling, and they are either on drill site or en route to the drill site. Other drilling contracts are being tendered in preparation to spud the exploration well which is expected to occur at the beginning of the second quarter of 2011. The exploratory well to be drilled in the second quarter of 2011 will test stacked reservoir potential in the pre-salt section. A Letter of Intent has been agreed for a semi-submersible rig to commence a contract in April 2011 to drill the Ruche Marin prospect. In order to be able to complete the drilling activities, a six month extension to November 27, 2011 of the second Exploration Period has been requested. During the year ended December 31, 2010, we incurred $2.6 million for prospect inventory and well planning and $0.5 million for seismic data processing and reprocessing. The 2011 budget for the Dussafu PSC is $15.6 million.
Block 64 EPSA Project — Oman
          Operational activities during the year ended December 31, 2010 included geological studies, baseline environmental and social study and 3-D pre-stack depth migration reprocessing of approximately 1,150 square kilometers of existing 3-D seismic data. During 2011 geological and geophysical interpretation of the reprocessed 3-D will take place to mature drilling locations. Well planning and procurement of long lead items will commence in the first half of 2011 to enable the first of the two exploratory wells to commence drilling in the fourth quarter of

2011. We incurred $0.4 million for costs associated with signing the license, including signature bonus and data compilation and $1.2 million for seismic data processing and reprocessing. We expect to drill the first of two exploratory wells in the second half of 2011. The 2011 budget for the Block 64 EPSA is $2.0 million.
WAB-21 Project — China
          The WAB-21 petroleum contract lies within an area which is the subject of a border dispute between China and Vietnam. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2011. We are in the process of obtaining a new license extension and believe that it will be granted. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist. Operational activities during 2010 include costs related to maintenance of the license. The 2011 budget for WAB 21 is minimal consisting of costs required to maintain the license.
Other Exploration Projects
          Relating to other projects, we incurred $0.4 million during the year ended December 31, 2010. The 2011 budget for other projects is minimal consisting of costs required to complete projects started in 2010.
          Any of the exploratory wells to be drilled in 2011 on the Budong PSC and the Dussafu PSC could have a significant impact on our ability to obtain financing, record reserves and generate cash flow in 2011 and beyond.
Fusion Geophysical, LLC (“Fusion”)
          On January 28, 2011, Fusion’s 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. We received $1.3 million for our equity investment, subject to post-closing adjustments, and $0.7 million for the repayment in full of the outstanding balance of the prepaid service agreement, short term loan and accrued interest. The Agreement and Plan of Merger includes an Earn Out provision wherein we would receive an additional payment of up to a maximum of $2.7 million if FusionGeo, Inc.’s 2011 gross profit exceeds $5.6 million. The Earn Out payment will not be determined until early in 2012. We can give no assurance that we will receive any Earn Out payment. See Item 15 — Exhibits and Financial Statement Schedules — Notes to Consolidated Financial Statements, Note 9 — Investment in Equity Affiliates — Fusion Geophysical LLC.
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
Results of Operations
          The following discussion should be read with the results of operations for each of the years in the three-year period ended December 31, 2010 and the financial condition as of December 31, 2010 and 2009 in conjunction with our consolidated financial statements and related notes thereto.
Years Ended December 31, 2010 and 2009
          We reported net income attributable to Harvest of $15.3 million, or $0.43 diluted earnings per share, for the year ended December 31, 2010, compared with a net loss attributable to Harvest of $3.1 million, or $(0.09) diluted earnings per share, for the year ended December 31, 2009.
          Revenues were higher for the year ended December 31, 2010 compared with the year ended December 31, 2009 due to production from the Monument Butte Extension wells and the Lower Green River/Upper Wasatch wells. Production for the two areas for the years ended December 31, 2010 and 2009 were:

	December 31, 2010		December 31, 2009
	Lower Green	Monument	Lower Green	Monument
	River/Upper	Butte	River/Upper	Butte
	Wasatch	Extension	Wasatch	Extension
Barrels of oil sold	33,932	106,094	—	2,683
Thousand cubic feet of gas sold	6,257	416,779	—	5,780
Total barrels of oil equivalent	34,975	175,558	—	3,646
Average price per barrel	$69.63	$64.85	$—	$61.57
Average price per thousand cubic feet	$3.97	$3.43	$—	$2.77
    Total expenses and other non-operating (income) expense (in millions):

	Year Ended
	December 31,		Increase
	2010	2009	(Decrease)
Lease operating and production taxes	$1.8	$—	$1.8
Depletion, depreciation and amortization	3.8	0.4	3.4
Exploration expense	8.0	7.8	0.2
General and administrative	26.7	21.9	4.8
Taxes other than on income	1.0	1.0	—
Investment earnings and other	(0.6)	(1.2)	0.6
Interest expense	2.7	—	2.7
Other non-operating expense	4.0	—	4.0
Loss on exchange rates	1.6	0.1	1.5
Income tax expense	(0.2)	1.2	(1.0)
          Lease operating costs were higher for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to the inception of domestic oil and natural gas operations beginning in late December 2009. Costs incurred were primarily for water disposal, gas gathering transportation and processing, fuel and other routine oil production activities. Depletion expense, which was entirely attributable to U.S. production, was $3.3 million and $0.03 million ($16.71 and $6.59 per BOE) for the years ended December 31, 2010 and 2009, respectively.
          Our accounting method for oil and gas properties is the successful efforts method. During the year ended December 31, 2010, we incurred $6.4 million of exploration costs related to seismic, geological and geophysical, and exploration support costs and $1.6 million related to other general business development activity. Included in the $6.4 million of exploration costs is the one-time charge of $1.2 million for acquisition of seismic data for the Budong PSC related to our partner in the Budong PSC exercising their option to increase the carry obligation. During the year ended December 31, 2009, we incurred $4.3 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $2.8 million related to other general business development activities and $0.7 million related to the write off of the remaining carrying value of the first prospect in the AMI.
          General and administrative costs were higher in the year ended December 31, 2010, than in the year ended December 31, 2009, primarily due to higher employee related costs of $3.8 million and by a reversal in 2009 of $1.3 million of accruals no longer required offset by a reduction in other general office costs of $0.3 million. Taxes other than on income for the year ended December 31, 2010, were consistent with the year ended December 31, 2009.
          Investment earnings and other decreased in the year ended December 31, 2010 compared to the year ended December 31, 2009 due to lower interest rates earned on lower average cash balances. Interest expense was higher for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to interest associated with our $32.0 million senior convertible note offering in February 2010, our $60.0 million term loan facility occurring in October 2010 and amortization of discount on the term loan facility related to the warrants issued in connection with the $60 million term loan facility offset by interest capitalized to oil and gas properties of $1.8 million. Other non-operating expense was higher in the year ended December 31, 2010 compared to the year ended

December 31, 2009 due to the expensing of $2.9 million of costs related to a future financing which is no longer being pursued and $1.1 million of costs related to other strategic alternatives.
          Income tax expense was lower for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to the receipt a $1.0 million income tax refund related to the recovery of alternative minimum tax for the tax years 2005 and 2007, $0.2 million reversal of a tax provision no longer needed, and lower tax assessed in the Netherlands of $0.7 million offset by $0.5 million of additional income taxes assessed to Harvest Vinccler in 2010 for the 2007 and 2008 tax years. The 2010 tax assessment was the result of a tax audit conducted by the SENIAT.
          Net income from unconsolidated equity affiliates includes an $84.4 million remeasurement gain on revaluation of monetary assets and liabilities due to the Bolivar devaluation in January 2010 and a $19.5 million financing charge related to the blended exchange rate charged by the Central Bank of Venezuela for the purchase of foreign currency. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operations, Venezuela.
          At December 31, 2009, we recorded a $1.6 million charge to fully impair the carrying value of our equity investment in Fusion. For the year ended December 31, 2010 and 2009, Fusion reported a net loss of $2.4 million and $4.8 million ($1.2 million and $2.4 million net to our 49 percent interest), respectively. The loss for 2010 is not reported in the year ended December 31, 2010 net income from unconsolidated equity affiliates as reporting it would take our equity investment into a negative position. On January 28, 2011, our minority equity investment in Fusion’s 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. We received $1.3 million for our equity investment, subject to post-closing adjustments, and $0.7 million for the repayment in full of the outstanding balance of the prepaid service agreement, short term loan and accrued interest.
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
          Total expenses and other non-operating (income) expense (in millions):

	Year Ended
	December 31,		Increase
	2009	2008	(Decrease)
Depletion, depreciation and amortization	$0.4	$0.2	$0.2
Exploration expense	7.8	16.4	(8.6)
Dry hole costs	—	10.8	(10.8)
General and administrative	21.9	27.2	(5.3)
Taxes other than on income	1.0	(0.2)	1.2
Gain on financing transactions	—	(3.4)	3.4
Investment earnings and other	(1.2)	(3.8)	2.6
Interest expense	—	1.7	(1.7)
Loss on exchange rate	0.1	0.2	(0.1)
Income tax expense	1.2	—	1.2
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
          See Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 9 — Investment in Equity Affiliates for additional information.

Capital Resources and Liquidity
     Our liquidity outlook has changed since December 31, 2009 primarily as a result of funding requirements of our exploration projects and development of our oil and gas properties. The oil and gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. In Item 1A — Risk Factors, we discuss a number of variables and risks related to our exploration projects and our minority equity investment in Petrodelta that could significantly utilize our cash balances, affect our capital resources and liquidity. We also point out that the total capital required to develop the fields in Venezuela may exceed Petrodelta’s available cash and financing capabilities, and that there may be operational or contractual consequences due to this inability.
     As we disclosed in previous filings, our cash is being used to fund oil and gas exploration projects and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. For calendar year 2011, we have established a preliminary exploration and drilling budget of approximately $46.5 million. We are concentrating a substantial portion of this budget on the development of our Antelope project, the Budong PSC and the Dussafu PSC. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. Currently, we have a work commitment of $22.0 million which is a minimum amount to be spent on the Block 64 EPSA for the drilling of two wells over a three-year period which expires in May 2012. We currently plan to fund this commitment in 2012, and we may be required to raise capital to do so. We also have minimum work commitments during the various phases of the exploration periods in the Budong PSC and Dussafu PSC.
     As a petroleum exploration and production company, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the oil and gas industry generally, our success with our exploration program, and the belief that Petrodelta will fund its own operations and continue to pay dividends. Because our revenues are generated from customers with the same economic interests, our operations are also susceptible to market volatility resulting from economic, cyclical, weather or other factors related to the energy industry. Changes in the level of operating and capital spending in the industry, decreases in oil or gas prices, or industry perceptions about future oil and gas prices could adversely affecting our financial position, results of operations and cash flows. Based on our current level of cash flow from operations, we will be required to raise capital to meet our general and administrative costs and fund our oil and gas programs.
     Revenues from the Monument Butte Extension and Lower Green River/Upper Wasatch projects have increased significantly during 2010; however, our primary source of cash still remains to be dividends from Petrodelta and funding from debt financing. In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend represents the remaining 50 percent of the cash withdrawal rights as shareholders on Petrodelta’s net income as reported under IFRS for the year ended December 31, 2009. This dividend is subject to shareholder approval, and will not be paid by Petrodelta until Petrodelta shareholder approval is received. Shareholder approval was received on March 14, 2011. We expect to receive future dividends from Petrodelta; however, we expect that in the near term Petrodelta will reinvest most of its earnings into the company in support of its drilling and appraisal activities. Therefore, there is uncertainty that Petrodelta will pay additional dividends in 2011 or 2012.
     Additionally, any dividend received from Petrodelta carries a liability to our non-controlling interest holder, Vinccler, for its 20 percent share. Dividends declared and paid by Petrodelta are paid to HNR Finance, our consolidated subsidiary. HNR Finance must declare a dividend in order for us and our non-controlling interest holder, Vinccler, to receive our respective shares of Petrodelta’s dividends. A dividend from HNR Finance is due upon demand. Currently, Vinccler has not demanded its respective share of the two most recent Petrodelta dividends and has waived such a demand until at least April 2012. As of December 31, 2010, Vinccler’s share of the undistributed dividends is $9.0 million inclusive of the unpaid November 2010 dividend. See Item 15 — Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 16 — Related Party Transactions.
     We have incurred significant debt during 2010 which has imposed restrictions on us and increased our vulnerability to adverse economic and industry conditions. Our monthly and semi-annual interest expense has increased significantly, and our senior convertible notes and term loan facility impose new restrictions on us. Our senior convertible notes and term loan facility impose covenant restrictions on us that limit our ability to obtain additional financing. Our ability to meet these covenants is primarily dependent on meeting customary affirmative covenant clauses, including providing consolidated statements to be audited and accompanied by a report and opinion of an independent certified public accountant, which report and opinion shall not be subject to any “going concern” or like qualification. Our inability to satisfy the covenants contained in our long term debt arrangements would constitute an event of default, if not waived. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business. As of December 31, 2010, we were in compliance with all of our long term debt covenants.
     At December 31, 2010, we had cash on hand of $58.7 million. We believe that this cash plus cash generated from Petrodelta dividends and funding from debt financing combined with our ability to vary the timing of our capital expenditures is sufficient to fund our operations and capital commitments through at least December 31, 2011. However, if the Petrodelta dividend payment is not received as expected or our cash sources and requirements are different than expected, it could have a material adverse effect on our operations.
     In order to increase our liquidity to levels sufficient to meet our commitments, we are currently pursuing a number of actions including possible delay of discretionary capital spending to future periods, possible farm-out or sale of assets, or other monetization of asset as necessary to maintain the liquidity required to run our operations. We continue to pursue, as appropriate, additional actions designed to generate liquidity including seeking of financing sources, accessing equity and debt markets, increasing production in our producing assets, and cost reductions. Although we believe that we will have adequate liquidity to meet our future operating requirements and to remain compliant with the covenants under our long term debt arrangements, the factors described above create uncertainty. Our lack of cash flow and the unpredictability of cash dividends from Petrodelta could make it difficult to obtain financing, and accordingly, there is no assurance adequate financing can be raised. Accordingly, there can be no assurances that any of these possible efforts will be successful or adequate, and if they are not, our financial condition and liquidity could be materially adversely affected.

          On February 17, 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes. Under the terms of the notes, we will pay interest semi-annually and the notes will mature on March 1, 2013, unless earlier redeemed, repurchased or converted. The notes are convertible into shares of our common stock at a conversion rate of 175.2234 shares of common stock per $1,000 principal amount of convertible notes, equivalent to a conversion price of approximately $5.71 per share of common stock. The notes are general unsecured obligations, ranking equally with all other unsecured senior indebtedness, if any, and senior in right of payment to any of our subordinated indebtedness, if any. The notes are also redeemable in certain circumstances at our option and may be repurchased by us at the purchaser’s option in connection with occurrence of certain events. The net proceeds of the offering to us were approximately $30.0 million, after deducting underwriting discounts, commissions and estimated offering expenses. The net proceeds are being used to fund capital expenditures and for working capital needs and general corporate purposes.
          In September 2010, we announced the retention of Bank of America Merrill Lynch to provide advisory services to assist us in exploring a broad range of strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, certain extraordinary transactions, including, possibly, a sale of assets or a sale or merger of the Company.
          On October 29, 2010, we announced the closing of a $60.0 million term loan facility with MSD Energy, an affiliate of MSD Capital, L.P., as the sole lender under the term loan facility. Under the terms of the term loan facility, interest is paid on a monthly basis at the initial rate of 10 percent and the term loan will mature on October 28, 2012. The initial rate of interest increases to 15 percent on July 28, 2011, the Bridge Date. The Bridge Date may be extended at our option for three months by paying a fee to MSD Energy in the amount of five percent of the initial principal amount of the term loan facility. The net proceeds of the term loan facility are approximately $59.5 million, after deducting fees related to the transaction. The net proceeds of the term loan facility are being used to fund capital expenditures and for working capital needs and general corporate purposes. The term loan facility is a general unsecured obligation, ranking equally with all other unsecured senior indebtedness and senior in right of payment to our subordinated indebtedness, if any. MSD Energy Investments, L.P., an affiliate of MSD Capital, L.P., is currently a shareholder and a convertible note holder of Harvest.
          In connection with the term loan, we issued to MSD Energy (1) 1.2 million warrants exercisable at any time on or after the closing date for a period of five years from the closing date on a cashless exercise basis at $15 per share until the Bridge Date, at which time the exercise price per share will equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date; (2) 0.4 million warrants exercisable at any time on or after the closing date for a period of five years from the closing date on a cashless exercise basis at $20 per share until the Bridge Date, at which time the exercise price per share will equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date; and (3) 4.4 million warrants exercisable at any time on or after the Bridge Date for a period of five years from the Bridge Date on a cashless exercise basis at the lower of $15 per share or 120 percent of the average closing price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date. The 4.4 million warrants may be redeemed by Harvest for $0.01 per share at any time prior to the Bridge Date in conjunction with the repayment of the loan prior to the Bridge Date.
          On February 5, 2003, Venezuela imposed currency controls and created CADIVI with the task of establishing the detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar and restrict the ability to exchange Bolivars for U.S. Dollars and vice versa. The U.S. Dollar and Bolivar exchange rates had not been adjusted since March 2005 until January 8, 2010 when the Venezuelan government adjusted the exchange rate from 2.15 Bolivars per U.S. Dollar to 2.60 Bolivars per U. S. Dollar for the food, health, medical and technology sectors; and 4.30 Bolivars per U. S. Dollar for all other sectors not expressly established by the 2.60 Bolivar exchange rate. On January 4, 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Bolivars per U.S. Dollar exchange rate with an effective date of January 1, 2011. The U.S. Dollar is the functional reporting currency for both Petrodelta and Harvest Vinccler. The Bolivar is not readily convertible into the U.S. Dollar. The Venezuelan currency conversion restriction has not adversely affected our ability to meet short-term loan obligations and operating requirements for the foreseeable future.
          Working Capital. Our capital resources and liquidity are affected by the ability of Petrodelta to pay dividends. We expect to receive future dividends from Petrodelta; however, we expect that in the near term Petrodelta will reinvest most of its earnings into the company in support of its drilling and appraisal activities. At

CVP’s instructions, Petrodelta set up a reserve within the equity section of its balance sheet for deferred tax assets. The setting up of the reserve had no effect on Petrodelta’s financial position, results of operations or cash flows. However, the new reserve could have a negative impact on the amount of dividends received in the future. It was anticipated that all of Petrodelta’s available cash generated during 2010, and is still anticipated for 2011, would be used to meet Petrodelta’s current operating requirements and would not be available for dividends. However, in August 2010, Petrodelta’s board of directors declared a dividend of $30.5 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest), which was received on October 22, 2010. Petrodelta’s board of directors declared another dividend in November 2010 of $30.6 million. This dividend is pending approval by Petrodelta’s shareholders and will not be paid until approval is received. Shareholder approval was received on March 14, 2011. There is no certainty that Petrodelta will pay additional dividends in 2011 or 2012. See Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a complete description of the situation in Venezuela and other matters.
          The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	(in thousands except as indicated)
	2010	2009	2008
Net cash provided by (used in) operating activities	$(5,296)	$(34,945)	$50,380
Net cash used in investing activities	(59,061)	(28,603)	(23,055)
Net cash provided by (used in) used in financing activities	90,743	(1,300)	(51,001)

Net increase (decrease) in cash	$26,386	$(64,848)	$(23,676)

Working Capital	45,199	34,539	77,010
Current Ratio	2.6	3.1	3.0
Total Cash, including restricted cash	58,703	32,317	97,165
Total Debt	81,237	—	—
          The increase in working capital of $10.7 million was primarily a result of increases in long-term debt of $92.0 million and oil and gas revenue of $10.5 million offset by the dividend received from Petrodelta of $12.2 million, capital expenditures of $59.6 million, net decrease in other current assets of $4.5 million, net increase in accounts payable and other accrued expenses of $4.2 million and administrative expenses, including interest on debt, of $11.2 million.
          Cash Flow from Operating Activities. During the years ended December 31, 2010 and 2009, net cash used in operating activities was approximately $5.3 million and $34.9 million, respectively. The $29.6 million increase was primarily due to net working capital increases of $17.0 million primarily related to increased oil and gas operations in Utah and Indonesia, increase in oil and gas revenue of $10.5 million, increase in earnings of unconsolidated affiliate of $18.2 million, offset by an increase in administrative expenses of $11.2 million.
          Cash Flow from Investing Activities. During the year ended December 31, 2010, we had cash capital expenditures of approximately $59.6 million. Of the 2010 expenditures, $47.8 million was attributable to activity on the Antelope projects, $8.5 million was attributable to activity on the Budong PSC, $2.6 million was attributable to activity on the Dussafu PSC and $0.7 million was attributable to other projects. During the year ended December 31, 2009, we had cash capital expenditures of approximately $28.0 million. Of the 2009 expenditures, $0.4 million was attributable to the West Bay project, $23.7 million was attributable to the Antelope prospect, $0.3 million was attributable to exploration activity on the Budong PSC, $2.3 million was attributable to the Block 64 EPSA project and $1.3 million on other projects. During the year ended December 31, 2010, we expensed $0.5 million of investigative costs related to new business development projects and $2.9 million of costs related to a future financing neither of which are currently being pursued. During the year ended December 31, 2009, we incurred $0.6 million of investigative costs related to various international and domestic exploration studies.
          With the conversion to Petrodelta, Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures of $46.5 million for 2011 for U.S., Indonesia, Gabon and Oman operations will be funded through our existing cash balances, accessing equity and debt markets, and cost reductions. In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

          Cash Flow from Financing Activities. During the year ended December 31, 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes as well as a $60.0 million term loan facility, incurred $2.9 million in deferred financings costs related to the $32.0 million convertible debt offering and the $60.0 million term loan facility that are being amortized over the life of the financial instruments. During the year ended December 31, 2009 we incurred $1.7 million in legal fees associated with prospective financing.
Contractual Obligations
          We have a lease obligation of approximately $30,400 per month for our Houston office space. This lease runs through July 2014. In addition, Harvest Vinccler has lease obligations for office space in Caracas, Venezuela for approximately $7,000 per month. This lease runs through November 2011. We also have lease commitments for an office in Utah for approximately $6,000 per month, an office in Singapore for approximately $7,000 per month, an office space in Indonesia for approximately $5,000 per month, an office in Oman for approximately $5,000 per month and an office in London for approximately $9,000 per month. These leases expire in September 2012, October 2012, March 2011, August 2011 and September 2015, respectively.

	Payments (in thousands) Due by Period
		Less than			After 4
Contractual Obligation	Total	1 Year	1-2 Years	3-4 Years	Years
Debt:
8.25% Senior Convertible Note Due 2013	$32,000	$—	$—	$32,000	$—
10.00% Term Loan Facility Due 2012	60,000	—	60,000	—	—

Total Debt	92,000	—	60,000	—	—

Other obligations:
Interest payments	20,350	10,140	9,763	447	—
Asset retirement obligation	663	—	—	—	663
Oil and gas activities(1)	22,650	650	22,000	—	—
Office leases	2,435	764	651	542	478

Total other obligations	46,098	11,554	32,414	989	1,141

Total contractual obligations	$138,098	$11,554	$92,414	$32,989	$1,141

(1)	As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. At December 31, 2010, we had $0.7 million of commitments related to a drilling rig and other equipment for our domestic operations. The commitment for the drilling rig of $0.6 million was met in January 2011. We also have a funding commitment of $22.0 million on the Block 64 EPSA for the drilling of two wells over a three-year period which expires in May 2012.
          We have minimum work funding commitments during the various phases of the exploration periods in the Budong PSC and Dussafu PSC. Due to the uncertainty of when these commitments will be incurred, these minimum work funding commitments are not included in the above table.
Senior Convertible Note
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

Term Loan Facility
          On October 29, 2010, we announced the closing of a $60.0 million term loan facility with MSD Energy, an affiliate of MSD Capital, L.P., as the sole lender under the term loan facility. The net proceeds of the term loan facility are approximately $59.5 million, after deducting fees related to the transaction. Under the terms of the term loan facility, interest is paid on a monthly basis at the initial rate of 10 percent and the term loan will mature on October 28, 2012. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.
Effects of Changing Prices, Foreign Exchange Rates and Inflation
          Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.
          Our net foreign exchange losses attributable to our international operations were $1.6 million for the year ended December 31, 2010. The U.S. Dollar and Bolivar exchange rates had not been adjusted from March 2005 until January 2010. However, there are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.
          Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010 and again in January 2011. On January 8, 2010, the Venezuelan government published in the Official Gazette the Exchange Agreement, which established new exchange rates for the Bolivar/U.S. Dollar currencies that went into effect on January 11, 2010. On January 4, 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Bolivars per U.S. Dollar exchange rate with an effective date of January 1, 2011.
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
          There are many factors we consider when evaluating our equity investments for possible impairment. Currency devaluations, inflationary economies and cash flow analysis are some of the factors we consider in our evaluation. Since the Venezuelan currency devaluations have not significantly affected Petrodelta’s business and any dividends declared by Petrodelta are required to be paid in U.S. Dollars per the conversion contract, we do not believe an impairment of the investment of the asset is warranted at this time. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Venezuela for a complete description of the situation in Venezuela and other matters. At December 31, 2010 and 2009, there were no events that caused us to evaluate our investment in Petrodelta for impairment.
Capitalized Interest
          We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation.
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
          Assets are grouped in accordance with the accounting standard for financial accounting and reporting by oil and gas producing companies. The basis for grouping is reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.
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
Reserves
          In December 2009, we adopted revised oil and gas reserve estimation and disclosure requirements which conforms the definition of proved, probable and possible reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standard requires that the unweighted average, first-day-of-the-month price during the 12-month period preceding the end of the year, rather than the year-end price, be used when estimating reserve quantities and permits the use of reliable technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Prior-year data are presented in accordance with FASB oil and gas disclosure requirements effective during those periods.
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
          In May 2010, the FASB issued ASU No. 2010-19, which is included in ASC under 830, “Foreign Currency” (“ASC 830”). This update addresses the multiple foreign currency exchange rates and the impact of highly inflationary accounting in Venezuela. Since the U.S. Dollar is the functional and reporting currency for all of our Venezuela entities, the adoption of this update did not have an impact on our consolidated financial position, results of operations or cash flows.
          In July 2010, the FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in financing receivables, how credit risks are analyzed and assessed in determining allowance for credit losses, and reasons for any changes made in allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
          We currently do not have any oil production that is hedged. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.
Interest Rates
          Total long-term debt at December 31, 2010 consisted of $32 million of fixed-rate unsecured senior convertible notes maturing in 2013 unless earlier redeemed, purchased or converted and $60 million of fixed-rate unsecured term loan facility maturing in 2012. A hypothetical 10 percent adverse change in the floating rate would not have a material effect on our results of operations for the year ended December 31, 2010.
Foreign Exchange
          The Bolivar is not readily convertible into the U.S. Dollar. We have utilized no currency hedging programs to mitigate any risks associated with operations in Venezuela, and therefore our financial results are subject to favorable or unfavorable fluctuations in exchange rates and inflation in that country. Venezuela has imposed currency exchange controls (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity above).
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
          Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of December 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
          Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
          Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect that Company’s internal control over financial reporting.
Item 9B. Other Information
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Please refer to the information under the captions “Election of Directors” and “Executive Officers” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.
Item 11. Executive Compensation
          Please refer to the information under the caption “Executive Compensation” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Please refer to the information under the caption “Stock Ownership” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          Please refer to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
          Please refer to the information under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(b) 3.	Exhibits:
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.5	Indenture dated as of February 17, 2010, between Harvest Natural Resources, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 18, 2010, File No. 1-10762.)

4.6	First Supplemental Indenture dated as of February 17, 2010 between Harvest Natural Resources, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on February 18, 2010, File No. 1-10762.)

4.7	Form of 8.25% Senior Convertible Notes due 2013. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on February 18, 2010, File No. 1-10762.)

4.8	Warrant Purchase Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.9	Common Stock Purchase Warrant No. W-1, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.10	Common Stock Purchase Warrant No. W-2, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.4 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.11	Common Stock Purchase Warrant No. W-3, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.5 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

10.1	2001 Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on April 9, 2002 (Registration Statement No. 333-85900).)

10.2	Harvest Natural Resources 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration Statement No. 333-115841).)

10.3†	Form of Indemnification Agreement between Harvest Natural Resources, Inc. and each Director and Executive Officer of the Company. (Incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.4	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.5	Form of 2004 Long Term Stock Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.6	Form of 2004 Long Term Stock Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.7†	Employment Agreement dated September 12, 2005 between Harvest Natural Resources, Inc. and Karl L. Nesselrode. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.8†	Employment Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on October 27, 2005, File No. 1-10762.)

10.9†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.24 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.10†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.11†	Stock Option Agreement dated September 26, 2005, between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.26 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.12	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.13	Form of 2006 Long Term Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.14	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.15	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.16†	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.17†	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.18	Form of 2006 Long Term Incentive Plan Stock Option Agreement — Five Year Vesting, Seven Year Term. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 13, 2007, File No. 1-10762.)

10.19	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 3, 2007, File No. 1-10762.)

10.20†	Employment Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.21†	Stock Option Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.22†	Employee Restricted Stock Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.23	Contract for Conversion to a Mixed Company between Corporación Venezolana del Petróleo, S.A., Harvest-Vinccler, S.C.A. and HNR Finance B.V. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 1, 2007, File No. 1-10762.)

10.24†	Employment Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.25†	Stock Option Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.26†	Employee Restricted Stock Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.27†	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.28†	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.29†	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.30†	Employment Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.31†	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.32†	Employee Restricted Stock Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.33	Placement Agent Agreement dated February 10, 2010, by and among Harvest Natural Resources, Inc., as issuer, and Lazard Capital Markets LLC and Madison Williams and Company LLC, as placement agents, relating to the 8.25% Senior Convertible Notes due 2013. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 11, 2010, File No. 1-10762.)

10.34	Form of Standard Subscription Agreement, to be entered into by and among Harvest Natural Resources, Inc. and certain purchasers signatory thereto. (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 11, 2010, File No. 1-10762.)

10.35	Form of Subscription Agreement, to be entered into by and among Harvest Natural Resources, Inc. and certain purchasers signatory thereto. (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on February 11, 2010, File No. 1-10762.)

10.36	2010 Long Term Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2010, File No. 1-10762.)

10.37	Form of 2010 Long Term Incentive Plan Employee Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2010, File No. 1-10762.)

10.38	Form of 2010 Long Term Incentive Plan Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2010, File No. 1-10762.)

10.39	Form of 2010 Long Term Incentive Plan Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2010, File No. 1-10762.)

10.40	Credit Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

10.41	Guaranty, dated as of October 28, 2010, by Harvest (US) Holdings, Inc., Harvest Natural Resources, Inc. (UK) and Harvest Offshore China Company in favor of MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

10.42	Term Note, dated as of October 28, 2010, of Harvest Natural Resources, Inc. in favor of MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ryder Scott Company, LP.

23.3	Consent of HLB PGFA Perales, Pistone & Asociados — Caracas, Venezuela.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

99.1	Reserve report dated February 24, 2011 between Harvest (US) Holdings, Inc. and Ryder Scott Company.

99.2	Reserve report dated February 24, 2011 between HNR Finance B.V. and Ryder Scott Company.

†	Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) and (b) of Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Harvest Natural Resources, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Harvest Natural Resources, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing as Schedule II in Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 16, 2011

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,703	$32,317
Accounts and notes receivable, net
Oil and gas revenue receivable	1,907	166
Joint interest and other	2,325	8,047
Note receivable	3,420	3,265
Advances to equity affiliate	1,706	4,927
Prepaid expenses and other	4,793	2,214

TOTAL CURRENT ASSETS	72,854	50,936

OTHER ASSETS	2,477	3,613
INVESTMENT IN EQUITY AFFILIATES	287,933	233,989
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	126,781	58,543
Other administrative property	3,209	3,085

	129,990	61,628
Accumulated depreciation and amortization	(5,010)	(1,387)

	124,980	60,241

	$488,244	$348,779

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Joint interest and royalty payable	$675	$—
Accounts payable, trade and other	2,530	696
Accounts payable — carry obligation	8,395	—
Accrued expenses	15,087	9,920
Accrued interest	896	4,691
Income taxes payable	72	1,090

TOTAL CURRENT LIABILITIES	27,655	16,397
OTHER LONG TERM LIABILITIES	1,834	333
LONG TERM DEBT	81,237	—
ASSET RETIREMENT LIABILITY	663	50
COMMITMENTS AND CONTINGENCIES (See Note 4)	—	—

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at December 31, 2010 and 2009; issued 40,103 shares and 39,495 shares at December 31, 2010 and 2009, respectively	401	395
Additional paid-in capital	230,362	213,337
Retained earnings	141,584	126,244
Treasury stock, at cost, 6,475 shares and 6,448 shares at December 31, 2010 and 2009, respectively	(65,543)	(65,383)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	306,804	274,593
NONCONTROLLING INTEREST	70,051	57,406

TOTAL EQUITY	376,855	331,999

	$488,244	$348,779

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Revenues
Oil sales	$9,243	$165	$—
Gas sales	1,453	16	—

	10,696	181	—

Expenses
Lease operating costs and production taxes	1,846	—	—
Depletion, depreciation and amortization	3,817	436	201
Exploration expense	8,016	7,824	16,402
Dry hole costs	—	—	10,828
General and administrative	26,660	21,854	27,215
Taxes other than on income	1,048	1,026	(206)

	41,387	31,140	54,440

Loss from Operations	(30,691)	(30,959)	(54,440)
Other Non-Operating Income (Expense)
Gain on Financing Transactions	—	—	3,421
Investment earnings and other	557	1,168	3,849
Interest expense	(2,689)	(5)	(1,730)
Other non-operating expense	(3,952)	—	—
Loss on exchange rates	(1,588)	(83)	(186)

	(7,672)	1,080	5,354

Loss from Consolidated Companies Before Income Taxes	(38,363)	(29,879)	(49,086)
Income Tax Expense (Benefit)	(184)	1,182	25

Loss from Consolidated Companies	(38,179)	(31,061)	(49,111)
Net Income from Unconsolidated Equity Affiliates	66,164	35,757	34,576

Net Income (Loss)	27,985	4,696	(14,535)

Less: Net Income Attributable to Noncontrolling Interest	12,645	7,803	6,929

Net Income (Loss) Attributable to Harvest	$15,340	$(3,107)	$(21,464)

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$0.46	$(0.09)	$(0.63)

Diluted	$0.43	(0.09)	$(0.63)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common		Additional			Non-
	Shares	Common	Paid-in	Retained	Treasury	Controlling	Total
	Issued	Stock	Capital	Earnings	Stock	Interest	Equity
Balance at January 1, 2008	38,513	$385	$201,938	$150,815	$(36,491)	$57,546	$374,193

Issuance of common shares:
Exercise of stock options	547	5	1,560	—	—	—	1,565
Employee stock-based compensation	68	1	5,370	—	—	—	5,371
Purchase of treasury shares	—	—	—	—	(28,877)	—	(28,877)
Distribution to noncontrolling Interests	—	—	—	—	—	(14,872)	(14,872)
Net Income (Loss)	—	—	—	(21,464)	—	6,929	(14,535)

Balance at December 31, 2008	39,128	391	208,868	129,351	(65,368)	49,603	322,845

Issuance of common shares:
Exercise of stock options	205	2	384	—	—	—	386
Employee stock-based compensation	162	2	4,085	—	—	—	4,087
Purchase of Treasury Shares	—	—	—	—	(15)	—	(15)
Net Income (Loss)	—	—	—	(3,107)	—	7,803	4,696

Balance at December 31, 2009	39,495	395	213,337	126,244	(65,383)	57,406	331,999

Issuance of common shares:
Exercise of stock options	419	4	1,670	—	—	—	1,674
Employee stock-based compensation	189	2	4,233	—	—	—	4,235
Discount on debt	—	—	11,122	—	—	—	11,122
Purchase of treasury shares	—	—	—	—	(160)	—	(160)
Net Income	—	—	—	15,340	—	12,645	27,985

Balance at December 31, 2010	40,103	$401	$230,362	$141,584	$(65,543)	$70,051	$376,855

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
		(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$27,985	$4,696	$(14,535)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	3,817	436	201
Amortization of debt financing costs	793	—	—
Write off of deferred financing costs	2,795	—	—
Amortization of discount on debt	359	—	—
Dry hole costs	—	—	10,828
Gain on financing transactions	—	—	(3,421)
Net income from unconsolidated equity affiliates	(66,164)	(35,757)	(34,576)
Non-cash compensation related charges	4,234	4,087	6,061
Dividend received from equity affiliate	12,220	—	72,530
Changes in operating assets and liabilities:
Accounts and notes receivable	3,826	92	548
Advances to equity affiliate	3,221	(1,195)	12,620
Prepaid expenses and other	(2,579)	(1,055)	(5,632)
Joint interest and royalty payable	675	—	—
Accounts payable	1,835	(966)	(2,957)
Accounts payable, related party	—	—	(10,093)
Advance from equity affiliate	—	—	20,750
Accrued expenses	5,738	(6,629)	(1,073)
Accrued interest	(4,534)	—	(445)
Other long term liabilities	1,501	333	—
Income taxes payable	(1,018)	1,013	(426)

Net Cash Provided By (Used In) Operating Activities	(5,296)	(34,945)	50,380

Cash Flows from Investing Activities:
Additions of property and equipment	(59,619)	(28,022)	(26,317)
Investments in equity affiliates	—	—	(2,161)
Decrease in restricted cash	—	—	6,769
Investment costs	558	(581)	(1,346)

Net Cash Used In Investing Activities	(59,061)	(28,603)	(23,055)

Cash Flows from Financing Activities:
Net proceeds from issuances of common stock	1,674	386	1,565
Proceeds from issuance of long-term debt	92,000	—	—
Purchase of treasury stock	—	—	(29,416)
Financing costs	(2,931)	(1,686)	(1,075)
Payments of note payable	—	—	(7,211)
Dividend paid to minority interest	—	—	(14,864)

Net Cash Provided By (Used In) Financing Activities	90,743	(1,300)	(51,001)

Net Increase (Decrease) in Cash and Cash Equivalents	26,386	(64,848)	(23,676)
Cash and Cash Equivalents at Beginning of Year	32,317	97,165	120,841

Cash and Cash Equivalents at End of Year	$58,703	$32,317	$97,165

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest expense (net of capitalization)	$1,380	$5	$768

Cash paid during the year for income taxes	$834	$169	$456

See accompanying notes to consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:
          During the year ended December 31, 2010, we issued 0.3 million shares of restricted stock valued at $1.8 million. Also some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis, which resulted in 26,260 shares being added to treasury stock at cost; and 1,000 shares held in treasury that had been reissued as restricted stock were forfeited and returned to treasury.
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
          We have significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). Our Venezuelan interests are owned through HNR Finance, B.V. (“HNR Finance”). Our ownership of HNR Finance is through several corporations in all of which we have direct controlling interests. Through these corporations, we indirectly own 80 percent of HNR Finance and our partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), indirectly owns the remaining 20 percent interest in HNR Finance. HNR Finance owns 40 percent of Petrodelta, S.A. (“Petrodelta”). As we indirectly own 80 percent of HNR Finance, we indirectly own a net 32 percent interest in Petrodelta (80 percent of 40 percent), and Vinccler indirectly owns eight percent (20 percent of 40 percent). Corporación Venezolana del Petroleo S.A. (“CVP”) owns the remaining 60 percent of Petrodelta. Petrodelta is governed by its own charter and bylaws and operates a portfolio of properties in eastern Venezuela including large proven oil fields as well as properties with substantial opportunities for both development and exploration. HNR Finance has a direct controlling interest in Harvest Vinccler S.C.A. (“Harvest Vinccler”). Harvest Vinccler’s main business purposes are to assist us in the management of Petrodelta and in negotiations with Petroleos de Venezuela S.A. (“PDVSA”). We do not have a business relationship with Vinccler outside of Venezuela.
          In addition to our interests in Venezuela, we have exploration acreage in the Gulf Coast Region of the United States, mainly onshore in West Sulawesi in the Republic of Indonesia (“Indonesia”), offshore of the Republic of Gabon (“Gabon”), onshore in the Sultanate of Oman (“Oman”), and offshore of the People’s Republic of China (“China”). We also have developed acreage in the Antelope project in the Western United States in the Monument Butte Extension Appraisal and Development Project (“Monument Butte Extension”) and Lower Green River/Upper Wasatch Oil Delineation and Development Project (“Lower Green River/Upper Wasatch”) where we have established production. See Note 10 — United States, Note 11 — Indonesia, Note 12 — Gabon and Note 13 — Oman and Note 14 — China.
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
          The January 8, 2010 Exchange Agreement also established exchange rates for the sale of foreign currency: 2.5935 Bolivars per U.S. Dollar and 4.2893 Bolivars per U.S. Dollar. The 2.5935 Bolivars per U.S. Dollar rate applies to at least 30 percent of the currency. The Central Bank is entitled to adjust the proportion of sales of foreign currency at each exchange rate to attend market needs. Early in 2010, the Central Bank, in responding to needs of import requirements of goods and services under each of the controlled exchange rates, adjusted the percentage from 30 percent to 40 percent for the 2.5935 Bolivars per U.S. Dollar. The 40/60 percent split in sales of foreign currency between the two exchange rates creates a blended third exchange rate of 3.61 Bolivars per U.S. Dollar. During 2010, PDVSA sold foreign currency to the Central Bank in return for Bolivars. These foreign currency sales were for PDVSA and PDVSA’s subsidiaries. In December 2010, PDVSA invoiced Petrodelta $19.5 million related to sales of foreign currency for Bolivars at the blended exchange rate of 3.61 Bolivars per U.S. Dollar. The $19.5 million is calculated as the difference between U.S. Dollar invoices remeasured at the official exchange rate of 4.30 Bolivars per U.S. Dollar and the same invoices remeasured at the blended exchange rate of 3.61 Bolivars per U.S. Dollar.
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
          Harvest Vinccler and Petrodelta do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). However, in October 2010, Harvest Vinccler exchanged approximately $0.2 million through SITME and received an exchange rate of 5.19 Bolivars per U.S. Dollar. The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.
          At December 31, 2009, Harvest Vinccler remeasured the appropriate monetary assets and liabilities at the official exchange rate of 2.15 Bolivars per U.S. Dollar, Harvest Vinccler’s functional and reporting currency. On January 31, 2010, Harvest Vinccler remeasured the appropriate monetary assets and liabilities at the new official exchange rate of 4.30 Bolivars per U.S. Dollar. During the year ended December 31, 2010, Harvest Vinccler recorded a $1.5 million remeasurement loss on revaluation of monetary assets and liabilities. The remeasurement loss for Harvest Vinccler was calculated as the difference between the old official exchange rate of 2.15 Bolivars per U.S. Dollar and the new official exchange rate of 4.30 Bolivars per U.S. dollar. The primary factor in Harvest Vinccler’s loss on currency exchange rates is that Harvest Vinccler had substantially higher Bolivar denominated monetary assets than Bolivar denominated monetary liabilities. At December 31, 2010, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are BsF 2.9 million and BsF 3.2 million, respectively.
          See Note 9 — Investment in Equity Affiliates — Petrodelta, S.A. for a discussion on the effects of the exchange agreements on Petrodelta’s business.
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
          Total long-term debt at December 31, 2010 consisted of $32 million of fixed-rate unsecured senior convertible notes maturing in 2013 unless earlier redeemed, purchased or converted and $60 million of fixed-rate unsecured term loan facility maturing in 2012. A hypothetical 10 percent adverse change in the floating rate would not have a material effect on our results of operations for the year ended December 31, 2010.
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
          At December 31, 2010, note receivable plus accrued interest was approximately $3.4 million and considered to be fully recoverable.
Other Assets
          Other assets consist of investigative costs of $0.3 million associated with new business development projects and deferred financing costs of $2.2 million. The investigative costs are reclassified to oil and natural gas properties or expensed depending on management’s assessment of the likely outcome of the project. During the year ended December 31, 2010, $2.9 million of costs related to a future financing which we are no longer pursuing was expensed and $0.5 million of investigative costs related to new business development was reclassified to exploration expense. During the year ended December 31, 2009, $1.4 million was reclassified to oil and gas properties and $1.7 million was reclassified to exploration expense.
          Deferred financing costs relate to specific financing and are amortized over the life of the financing to which the costs relate. See Note 3 — Long-Term Debt.
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

          There are many factors to consider when evaluating an equity investment for possible impairment. Currency devaluations, inflationary economies and cash flow analysis are some of the factors we consider in our evaluation for possible impairment. Since the Venezuelan currency devaluations have not significantly affected Petrodelta’s business and any dividends declared by Petrodelta are required to be paid in U.S. Dollars per the conversion contract, we do not believe an impairment of the investment of the asset is warranted at this time. At December 31, 2010 and 2009, there were no events that caused us to evaluate our investment in Petrodelta for impairment.
Property and Equipment
          The major components of property and equipment at December 31 are as follows (in thousands):

	2010	2009
Proved property costs	$27,355	$1,646
Unproved property costs	94,026	54,111
Oilfield inventories	5,400	2,786
Other administrative property	3,209	3,085

	129,990	61,628
Accumulated depletion, impairment and depreciation	(5,010)	(1,387)

	$124,980	$60,241

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
          We follow the successful efforts method of accounting for our oil and gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that proved reserves, as that term is defined in Securities and Exchange Commission (“SEC”) regulations, have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense. Costs of drilling successful exploratory wells, all development wells, and related production equipment and facilities are capitalized and depleted or depreciated using the unit-of-production method as oil and gas is produced. Depletion expense, which was all attributable to our Utah operations, for the years ended December 31, 2010 and 2009, was $3.3 million and $0.03 million ($16.71 and $6.59 per equivalent barrel), respectively.
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
          Proved oil and gas properties are reviewed for impairment at a level for which identifiable cash flows are independent of cash flows of other assets when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future net cash flows are determined based on estimated future oil and gas sales revenues less future expenditures necessary to develop and produce the reserves. If the sum of these undiscounted estimated future net cash flows is less than the carrying amount of the property, an impairment loss is recognized for the excess of the property’s carrying amount over its estimated fair value, which is generally based on discounted future net cash flows. No impairment of proved oil and gas properties was required in 2010.
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
          Undeveloped property costs, excluding oilfield inventories, consist of $3.3 million for West Bay, $64.7 million for Antelope, $9.5 million for the Budong-Budong production sharing contract (“Budong PSC”), $9.2 million for the Dussafu Marin exploration production sharing contract (“Dussafu PSC”), $4.2 million for the Oman exploration and production sharing agreement (“Block 64 EPSA”) and $3.1 million for WAB-21.
          Suspended Exploratory Drilling Costs. At December 31, 2010, oil and gas properties included capitalized suspended exploratory drilling costs of $16.5 million. We did not have any suspended exploratory drilling costs at December 31, 2009. The $16.5 million of suspended exploratory drilling costs relates to drilling in the Mesaverde formation in the Bar F #1-20-3-2 (“Bar F”). The Mesaverde Gas Exploration and Appraisal Project (“Mesaverde”) targeted the Mesaverde formation in the Uintah Basin of Utah. Testing focused on the evaluation of the natural gas potential of the Mesaverde tight gas reservoir over a prospective interval from 14, 000 to 17, 400 feet. While the results to date have not definitively determined the commerciality of stand-alone development of the Mesaverde in the current gas price environment, we believe that the test results confirm that the Mesaverde formation exhibits sufficient quantities of hydrocarbons and reservoir over-pressure to justify potential development, and we are actively pursuing efforts to assess whether reserves can be attributed to this reservoir. If additional information becomes available that raises substantial doubt as to the economic or operational viability of this project, the associated costs will be expensed at that time.
          Depreciation of other administrative property is computed using the straight-line method with depreciation rates based upon the estimated useful life of the property, generally 5 years. Leasehold improvements are depreciated over the life of the applicable lease. Depreciation expense was $0.5 million, $0.4 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Capitalized Interest
          We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the year ended December 31, 2010, we capitalized interest costs for qualifying oil and gas property additions of $1.8 million. No interest was capitalized for the year ended December 31, 2009.
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
          At December 31, 2010 and 2009, respectively, cash and cash equivalents include $51.0 million and $26.8 million, respectively, in money market funds comprised of high quality, short-term investments with minimal credit risk, which are reported at fair value. The fair value measurement of these securities is based on quoted prices in active markets (level 1 input) for identical assets. The estimated fair value of our senior convertible notes based on observable market information (level 2 input) as of December 31, 2010 was $61.7 million. The estimated fair value of our term loan facility based on internally developed inputs based on management’s best estimate (level 3 input) for identical liabilities as of December 31, 2010 was $60.0 million.
          Our current assets and liabilities accounts include financial instruments, the most significant of which are accounts receivables and trade payables. We believe the carrying values of our current assets and liabilities approximate fair value, with the exception of the note receivable. Because this note receivable is not publicly-traded and not easily transferable, the estimated fair value of our notes receivable is based on the market approach and time value of money which approximates the note receivable book value of $3.4 million. The majority of inputs used in the fair value calculation of the note receivable are Level 3 inputs and are consistent with the information used in determining impairment of the note receivable.
Asset Retirement Liability
          The accounting for asset retirement obligations standard requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned during the years ended December 31, 2010 or 2009. Changes in asset retirement obligations during the years ended December 31, 2010 and 2009, respectively, were as follows (in thousands):

	December 31,	December 31,
	2010	2009
Asset retirement obligations beginning of period	$50	$—
Liabilities recorded during the period	382	50
Liabilities settled during the period	—	—
Revisions in estimated cash flows	197	—
Accretion expense	34	—

Asset retirement obligations end of period	$663	$50

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
Noncontrolling Interests
          We adopted the accounting standard for noncontrolling interests in consolidated financial statements as of January 1, 2009. Our noncontrolling interest relates to Vinccler’s indirectly owned 20 percent interest in HNR Finance (see Note 1 — Organization).
Reserves
          In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting. In January 2010, the Financial Accounting Standards Board (“FASB”) issued its authoritative guidance on extractive activities for oil and gas to align its requirements with the SEC’s final rule. We adopted the guidance as of December 31, 2009 in conjunction with our year-end reserve report as a change in accounting principle that is inseparable from a change in accounting estimate. Such a change is accounted for prospectively under the authoritative accounting guidance. Comparative disclosures applying the new guidance for periods before the adoption of the FASB’s final rule are not required.
          The adoption of the FASB’s final rule on December 31, 2009 impacted our financial statements and other disclosures in our Annual Report on Form 10-K for the year ended December 31, 2010, as follows:
•	All oil and gas reserves volumes presented as of and for the year ended December 31, 2010 and 2009 were prepared using the updated reserves rules and are not on a basis comparable with prior periods. The change in comparability occurred because the FASB’s final rule requires the use of the unweighted 12-month average of the first-day-of-the-month reference price for the prior twelve month period and permits the use of reliable technologies to support reserve estimates. Under the previous reserve estimation rules, which are no longer in effect, our reserves would have been calculated using end of period prices.

•	The impairment review of our proved oil and gas properties used undiscounted estimated future net cash flows models for our estimated proved developed reserves which were calculated using the FASB’s final rule.
          The impact of the adoption of the FASB’s final rule on our financial statements is not practicable to estimate due to the operational and technical challenges associated with calculating a cumulative effect of adoption by preparing reserve reports under both the old and new rules.
New Accounting Pronouncements
          In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which is included in the Accounting Standards Codification (“ASC”) under 820, “Fair Value Measurements and Disclosures” (“ASC 820”). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.
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
          In May 2010, the FASB issued ASU No. 2010-19, which is included in ASC under 830, “Foreign Currency” (“ASC 830”). This update addresses the multiple foreign currency exchange rates and the impact of highly inflationary accounting in Venezuela. Since the U.S. Dollar is the functional and reporting currency for all of our Venezuela entities, the adoption of this update did not have an impact on our consolidated financial position, results of operations or cash flows.
          In July 2010, the FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in financing receivables, how credit risks are analyzed and assessed in determining allowance for credit losses, and reasons for any changes made in allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

Reclassifications
     Certain items in 2009 have been reclassified to conform to the 2010 financial statement presentation.
Note 3 — Long-Term Debt
          Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2010	2009
Senior convertible notes, unsecured, with interest at 8.25% See description below	$32,000	$—
Term loan facility with interest at 10% See description below	60,000	—

	92,000	—
Discount on term loan facility See description below	(10,763)	—
Less current portion	—	—

	$81,237	$—

          On February 17, 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes. Under the terms of the notes, interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2010. The senior convertible notes will mature on March 1, 2013, unless earlier redeemed, repurchased or converted. The notes are convertible into shares of our common stock at a conversion rate of 175.2234 shares of common stock per $1,000 principal amount of senior convertible notes, equivalent to a conversion price of approximately $5.71 per share of common stock. The notes are general unsecured obligations, ranking equally with all of our other unsecured senior indebtedness, if any, and senior in right of payment to any of our subordinated indebtedness, if any. The notes are also redeemable in certain circumstances at our option and may be repurchased by us at the purchaser’s option in connection with occurrence of certain events. Financing costs of $1.9 million associated with the senior convertible notes offering are being amortized over the remaining life of the notes. These costs are amortized in Other Assets at December 31, 2010.
          On October 29, 2010, we closed of a $60.0 million term loan facility with MSD Energy Investments Private II, LLC (“MSD Energy”), an affiliate of MSD Capital, L.P., as the sole lender under the term loan facility. Under the terms of the term loan facility, interest is paid on a monthly basis at the initial rate of 10 percent and will mature on October 28, 2012. The initial rate of interest increases to 15 percent on July 28, 2011, the Bridge Date. The Bridge Date may be extended at our option for three months by paying a fee to MSD Energy in the amount of five percent of the initial principal amount of the term loan facility. Financing costs of $0.3 million associated with the term loan facility offering are being amortized over the remaining life of the loan. These costs are amortized in Other Assets at December 31, 2010.
          In connection with the term loan facility, we issued to MSD Energy (1) 1.2 million warrants exercisable at any time on or after the closing date for a period of five years from the closing date on a cashless exercise basis at $15 per share until the Bridge Date, at which time the exercise price per share will equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche A”); (2) 0.4 million warrants exercisable at any time on or after the closing date for a period of five years from the closing date on a cashless exercise basis at $20 per share until the Bridge Date, at which time the exercise price per share will equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche B”); and (3) 4.4 million warrants exercisable at any time on or after the Bridge Date for a period of five years from the Bridge Date on a cashless exercise basis at the lower of $15 per share or 120 percent of the average closing price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche C”). The 4.4 million warrants may be redeemed by Harvest for $0.01 per share at any time prior to the Bridge Date in conjunction with the repayment of the loan prior to the Bridge Date.
     The Black-Scholes option pricing model was used in pricing Tranche A and Tranche B. Tranche A was priced at $5.46 per warrant, and Trance B was priced at $4.60 per warrant. The Monte Carlo option pricing model was used in pricing Trance C due the pricing and vesting variables in the agreement. Tranche C was priced at $0.62 per warrant. The value of the warrants, $11.1 million, is recorded as Discount on Debt with a corresponding credit to additional paid in capital on our consolidated balance sheet at December 31, 2010. The Discount on Debt is being amortized over the life of the warrants.
          The principal payment requirements for our long-term debt outstanding at December 31, 2010 are as follows (in thousands):

2011	$—
2012	60,000
2013	32,000

$92,000

Note 4 — Liquidity
     Our liquidity outlook has changed since December 31, 2009 primarily as a result of funding requirements of our exploration projects and development of our oil and gas properties. The oil and gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. In Item 1A — Risk Factors, we discuss a number of variables and risks related to our exploration projects and our minority equity investment in Petrodelta that could significantly utilize our cash balances, affect our capital resources and liquidity. We also point out that the total capital required to develop the fields in Venezuela may exceed Petrodelta’s available cash and financing capabilities, and that there may be operational or contractual consequences due to this inability.
     As we disclosed in previous filings, our cash is being used to fund oil and gas exploration projects and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. For calendar year 2011, we have established a preliminary exploration and drilling budget of approximately $46.5 million. We are concentrating a substantial portion of this budget on the development of our Antelope project, the Budong PSC and the Dussafu PSC. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. Currently, we have a work commitment of $22.0 million which is a minimum amount to be spent on the Block 64 EPSA for the drilling of two wells over a three-year period which expires in May 2012. We currently plan to fund this commitment in 2012, and we may be required to raise capital to do so. We also have minimum work commitments during the various phases of the exploration periods in the Budong PSC and Dussafu PSC.
     As a petroleum exploration and production company, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the oil and gas industry generally, our success with our exploration program, and the belief that Petrodelta will fund its own operations and continue to pay dividends. Because our revenues are generated from customers with the same economic interests, our operations are also susceptible to market volatility resulting from economic, cyclical, weather or other factors related to the energy industry. Changes in the level of operating and capital spending in the industry, decreases in oil or gas prices, or industry perceptions about future oil and gas prices could adversely affecting our financial position, results of operations and cash flows. Based on our current level of cash flow from operations, we will be required to raise capital to meet our general and administrative costs and fund our oil and gas programs.
     Revenues from the Monument Butte Extension and Lower Green River/Upper Wasatch projects have increased significantly during 2010; however, our primary source of cash still remains to be dividends from Petrodelta and funding from debt financing. In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend represents the remaining 50 percent of the cash withdrawal rights as shareholders on Petrodelta’s net income as reported under IFRS for the year ended December 31, 2009. This dividend is subject to shareholder approval, and will not be paid by Petrodelta until Petrodelta shareholder approval is received. Shareholder approval was received on March 14, 2011. We expect to receive future dividends from Petrodelta; however, we expect that in the near term Petrodelta will reinvest most of its earnings into the company in support of its drilling and appraisal activities. Therefore, there is uncertainty that Petrodelta will pay additional dividends in 2011 or 2012.
     Additionally, any dividend received from Petrodelta carries a liability to our non-controlling interest holder, Vinccler, for its 20 percent share. Dividends declared and paid by Petrodelta are paid to HNR Finance, our consolidated subsidiary. HNR Finance must declare a dividend in order for us and our non-controlling interest holder, Vinccler, to receive our respective shares of Petrodelta’s dividends. A dividend from HNR Finance is due upon demand. Currently, Vinccler has not demanded its respective share of the two most recent Petrodelta dividends and has waived such a demand until at least April 2012. As of December 31, 2010, Vinccler’s share of the undistributed dividends is $9.0 million inclusive of the unpaid November 2010 dividend. See Item 15 — Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 16 — Related Party Transactions.
     We have incurred significant debt during 2010 which has imposed restrictions on us and increased our vulnerability to adverse economic and industry conditions. Our monthly and semi-annual interest expense has increased significantly, and our senior convertible notes and term loan facility impose new restrictions on us. Our senior convertible notes and term loan facility impose covenant restrictions on us that limit our ability to obtain additional financing. Our ability to meet these covenants is primarily dependent on meeting customary affirmative covenant clauses, including providing consolidated statements to be audited and accompanied by a report and opinion of an independent certified public accountant, which report and opinion shall not be subject to any “going concern” or like qualification. Our inability to satisfy the covenants contained in our long term debt arrangements would constitute an event of default, if not waived. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business. As of December 31, 2010, we were in compliance with all of our long term debt covenants.
     At December 31, 2010, we had cash on hand of $58.7 million. We believe that this cash plus cash generated from Petrodelta dividends and funding from debt financing combined with our ability to vary the timing of our capital expenditures is sufficient to fund our operations and capital commitments through at least December 31, 2011. However, if the Petrodelta dividend payment is not received as expected or our cash sources and requirements are different than expected, it could have a material adverse effect on our operations.
     In order to increase our liquidity to levels sufficient to meet our commitments, we are currently pursuing a number of actions including possible delay of discretionary capital spending to future periods, possible farm-out or sale of assets, or other monetization of asset as necessary to maintain the liquidity required to run our operations. We continue to pursue, as appropriate, additional actions designed to generate liquidity including seeking of financing sources, accessing equity and debt markets, increasing production in our producing assets, and cost reductions. Although we believe that we will have adequate liquidity to meet our future operating requirements and to remain compliant with the covenants under our long term debt arrangements, the factors described above create uncertainty. Our lack of cash flow and the unpredictability of cash dividends from Petrodelta could make it difficult to obtain financing, and accordingly, there is no assurance adequate financing can be raised. Accordingly, there can be no assurances that any of these possible efforts will be successful or adequate, and if they are not, our financial condition and liquidity could be materially adversely affected.

Note 5 — Commitments and Contingencies
          We have employment contracts with seven executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, excise tax reimbursement, outplacement services and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on or after May 31, 2011.
          In April 2004, we signed a ten-year lease for office space in Houston, Texas, for approximately $17,000 per month. In December 2008, we signed a five-year lease for additional office space in Houston, Texas, for approximately $15,000 per month. In August 2010, we relinquished a portion of our office space in Houston, Texas, for an approximate $1,600 per month reduction of cost. In December 2010, Harvest Vinccler extended its lease for office space in Caracas, Venezuela for one year for approximately $7,000 per month. In October 2010, we signed a two-year lease in Roosevelt, Utah for approximately $6,000 per month. In October 2010, we signed a two-year lease for office space in Singapore for approximately $7,000 per month. In April 2009, we signed a two-year lease for office space in Indonesia for approximately $5,000 per month. In September 2009, we signed a two-year lease for office space in Oman for approximately $5,000 per month. In September 2010, we signed a five-year lease for office space in London for approximately $9,000 per month. At December 31, 2010, we had $0.7 million of commitments related to a drilling rig and other equipment for our domestic operations. The commitment for the drilling rig of $0.6 million was met in January 2011. We also have minimum work funding commitments during the various phases of the exploration periods in the Budong-Budong Production Sharing Contract (“Budong PSC”), Dussafu Marin Permit offshore Gabon in West Africa (“Dussafu PSC”) and Al Ghubar / Qarn Alam license (“Block 64 EPSA”).
          In April 2009, we signed an Exploration and Production Sharing Agreement (“EPSA”) with Oman for the Block 64 EPSA. We have an obligation to drill two wells over a three-year period with a funding commitment of $22.0 million.
          Robert C. Bonnet and Bobby Bonnet Land Services vs. Harvest (US) Holdings, Inc., Branta Exploration & Production, LLC, Ute Energy LLC, Cameron Cuch, Paula Black, Johnna Blackhair, and Elton Blackhair in the United States District Court for the District of Utah. This suit was served in April 2010 on Harvest and Elton Blackhair, a Harvest employee, alleging that the defendants, among other things, intentionally interfered with Plaintiffs’ employment agreement with the Ute Indian Tribe — Energy & Minerals Department and intentionally interfered with Plaintiffs’ prospective economic relationships. Plaintiffs seek actual damages, punitive damages, costs and attorney’s fees. We dispute Plaintiffs’ claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.
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
Note 6 — Taxes
Taxes Other Than on Income
          The components of taxes other than on income were (in thousands):

	2010	2009	2008
Franchise taxes	$196	$182	$(951)
Payroll and other taxes	852	833	745

	$1,048	$1,026	$(206)

          During the year ended December 31, 2008, we reversed a $1.1 million franchise tax provision that was no longer required.
Taxes on Income
          The tax effects of significant items comprising our net deferred income taxes as of December 31, 2010, are as follows (in thousands):

	2010	2009
Deferred tax assets:
Operating loss carryforwards	$26,849	$15,599
Alternative minimum tax credit	1,222	—
Stock options	1,330	1,426
Return to accrual adjustment	4,720	—
Restricted stock	256	—
Delay rentals	176	—
Valuation allowance	(28,343)	(17,025)

Net deferred tax asset	6,210	—
Deferred tax liability:
Geological and geophysical/seismic	(505)	—
Intangible drilling costs	(5,705)	—

Net deferred tax asset (liability)	$—	$—

          The valuation allowance increased by $11.3 million as a result of additional net operating losses and tax benefits that we do not expect to fully realize through future taxable income. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management anticipates that additional losses will be generated and that it is more likely than not that they will not be realized through future taxable income. Management further anticipates that any unremitted foreign earnings will be reinvested outside of the U.S.
          The components of income before income taxes are as follows (in thousands):

	2010	2009	2008
Income (loss) before income taxes United States	$(24,743)	$(22,357)	$(34,760)
Foreign	(13,620)	(7,522)	(14,326)

Total	$(38,363)	$(29,879)	$(49,086)

          The provision (benefit) for income taxes consisted of the following at December 31, (in thousands):

	2010	2009	2008
Current:
United States	$(1,210)	$39	$(128)
Foreign	1,042	1,143	153

	(167)	1,182	25
Deferred:
Foreign	(16)	—	—

	$(184)	$1,182	$25

          A comparison of the income tax expense (benefit) at the federal statutory rate to our provision for income taxes is as follows (in thousands):

	2010	2009	2008
Computed tax expense (benefit) at the statutory rate	$(13,427)	$(10,458)	$(17,180)
Effect of foreign source income and rate differentials on foreign income	6,000	3,775	5,167
Change in valuation allowance	11,111	9,184	6,059
Tax on undistributed earnings	—	—	5,446
Deemed income inclusion under Subpart F	—	—	968
Permanent differences	2,062	—	—
Foreign disregarded entities	—	21	(268)
Return to accrual adjustment	(4,720)	(1,093)	(166)
Income tax refund	(1,210)	—	—
Other	—	(247)	(1)

Total income tax expense	$(184)	$1,182	$25

          Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions.
           Out-of-Period Adjustment — During the fourth quarter of 2010, we recorded an out-of-period adjustment in our consolidated financial statements for the year ended December 31, 2010. This adjustment related to the accounting for an income tax refund of $1.0 million that had not been accrued at September 30, 2010. The refund was applied for on September 15, 2010 and received on October 25, 2010. We recorded the $1.0 million as an income tax benefit in the fourth quarter of 2010; however, the $1.0 million income tax refund should have been recognized as an income tax benefit in the third quarter of 2010. As a result, Accounts and notes receivable — joint interest and other was understated and net income attributable to Harvest was understated by $1.0 million for the third quarter of 2010, or $(0.03) per diluted share, and net income attributable to Harvest was overstated by $1.0 million for the fourth quarter of 2010, or $0.03 per diluted share. Net income attributable to Harvest is correctly stated for the year ended December 31, 2010. The error has no impact to the consolidated statements of cash flows. Management concluded the impact of the error is immaterial to the financial statements in the period in which it occurred as well as the period in which it was corrected.
          At December 31, 2010, we had, for federal income tax purposes, operating loss carryforwards of approximately $90.6 million, expiring in the years 2026 through 2030.
Accounting for Uncertainty in Income Taxes
          We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007. To date, the Internal Revenue Service (“IRS”) has not performed an examination of our U.S. income tax returns for 2007 through 2009.
          We do not have any unrecognized tax benefits or loss contingencies.
Note 7 — Stock Option and Stock Purchase Plans
          In May 2010, our shareholders approved the 2010 Long Term Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the issuance of up to 1,700,000 shares of our common stock in satisfaction of exercised stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and other stock-based awards to eligible participants including employees, non-employee directors and consultants of our Company or subsidiaries. Under the 2010 Plan, no more than 500,000 shares may be granted as restricted stock. No individual may be granted more than 1,000,000 options or SARs. The exercise price of stock options granted under the 2010 Plan must be no less than the fair market value of our common stock on the date of grant. All options granted to date will vest in the manner and subject to the conditions specified in the award agreement and expire five years from grant date. Restricted stock granted vest in the manner and subject to the conditions specified in the award agreement. The 2010 Plan also permits the granting of performance awards and other cash-based awards to eligible employees and consultants. Performance awards may be in the form of performance stock, performance units and other form of award established by the Board of Directors’ Human Resource Committee (the “Committee”) with vesting based on the accomplishment of a performance goal. No individual may be awarded performance related cash awards during a calendar year that could result in a cash payment of more than $5.0 million. In the event of a change in control, the Committee shall act to effect one or more of the following alternatives, which may vary among individual holders of awards granted under the 2010 Plan and which may vary among awards held by any individual holder of an award granted under the 2010 Plan: (1) accelerate vesting; (2) require mandatory surrender; (3) assume outstanding awards or have a new award of a similar nature substituted; (4) adjust the number and class of common stock covered by an award; and/or (5) make adjustments deemed appropriate to reflect the change of control.
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
          A summary of the status of our stock option plans as of December 31, 2010, 2009 and 2008 and changes during the years ending on those dates is presented below (shares in thousands):

	2010				2009				2008
	Weighted				Weighted				Weighted
	Average		Remaining	Aggregate	Average		Remaining	Aggregate	Average		Remaining	Aggregate
	Exercise		Contractual	Intrinsic	Exercise		Contractual	Intrinsic	Exercise		Contractual	Intrinsic
	Shares	Price	Life	Value	Shares	Price	Life	Value	Shares	Price	Life	Value
Outstanding at beginning of the year:	3,363	$9.35			3,783	$8.54			4,172	$7.80
Options granted	467	7.10			118	4.60			444	10.28
Options exercised	(419)	(4.01)			(205)	(2.11)			(548)	(2.86)
Options cancelled	(185)	(9.62)			(333)	(2.95)			(285)	(11.34)
Outstanding at end of the year	3,226	9.70	3.7	8,522	3,363	9.35	4.2	1,312	3,783	8.54	5.3	1,846

Exercisable at end of the year	1,784	10.27	3.8	3,954	2,066	9.09	0.8	1,230	2,147	7.23	1.4	1,846

          The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For options granted during:	2010	2009	2008
Weighted average fair value	$4.23	$4.60	$5.85
Weighted averaged expected life	7	7	7
Valuation assumptions:
Expected volatility	57.6%	68.9%	46.6-49.7%
Risk-free interest rate	2.7%	3.5%	3.0-3.9%
Expected dividend yield	0%	0%	0%
Expected annual forfeitures	3%	3%	3%
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
          A summary of our nonvested options as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below (shares in thousands):

	2010		2009		2008
		Weighted-Average		Weighted-Average		Weighted-Average
	Nonvested	Grant-Date	Nonvested	Grant-Date	Nonvested	Grant-Date
	Options	Fair Value	Options	Fair Value	Options	Fair Value
Nonvested at beginning of the year	1,297	$5.50	1,636	$5.74	1,800	$5.84
Granted	467	4.23	118	3.13	444	5.63
Vested	(322)	(5.09)	(447)	(5.75)	(607)	(5.88)
Forfeited	—	—	(10)	(6.54)	(1)	(5.62)

Nonvested at end of the year	1,442	5.18	1,297	5.50	1,636	5.74

          As of December 31, 2010, there was $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next three to four years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $2.6 million, $2.6 million and $4.0 million, respectively.
          In addition to options issued pursuant to the plans, options have been issued to new hire employees as employment inducement grants under a New York Stock Exchange (“NYSE”) exception. These options were granted in 2007 and 2008 between $10.07 and $12.63 and vest over three years. At December 31, 2010, a total of 0.4 million options issued outside of the plans were outstanding and 0.3 million options were exercisable.

          Stock options of 0.4 million were exercised in the year ended December 31, 2010 resulting in cash proceeds of $1.7 million. Stock options of 0.2 million were exercised in the year ended December 31, 2009 resulting in cash proceeds of $0.4 million.
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

	2010	2009	2008
	(in thousands)
Segment Revenues
Oil and gas sales:
United States and other	$10,696	$181	$—

Total oil and gas sales	10,696	181	—

Segment Income (Loss) Attributable to Harvest
Venezuela	62,050	39,696	33,020
Indonesia	(7,108)	(5,124)	(8,966)
United States and other	(39,602)	(37,679)	(45,518)

Net income (loss) attributable to Harvest	$15,340	$(3,107)	$(21,464)

	December 31,
	2010	2009
	(in thousands)
Operating Segment Assets
Venezuela	$292,023	$249,484
Indonesia	16,254	5,893
United States and other	229,518	132,913

	537,795	388,290
Intersegment eliminations	(49,551)	(39,511)

	$488,244	$348,779

Note 9 — Investment in Equity Affiliates
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
          On February 4, 2010, Petrodelta’s board of directors endorsed a capital budget of $205 million for Petrodelta’s 2010 business plan. The budget included utilizing two rigs to drill both development and appraisal wells for both maintaining production capacity and appraising the substantial resource bases in the El Salto Field and presently non-producing Isleño field. Petrodelta contracted a workover rig which was mobilized on October 15, 2010. Due to delays in rig availability, El Salto facilities project execution and lack of funding by PDVSA, Petrodelta only spent $101.8 million of its 2010 budget.
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
          In 2005, Venezuela modified the Science and Technology Law (referred to as “LOCTI” in Venezuela) to require companies doing business in Venezuela to invest, contribute or spend a percentage of their gross revenue on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. LOCTI requires major corporations engaged in activities covered by the Hydrocarbon and Gaseous Hydrocarbon Law (“OHL”) to contribute two percent of their gross revenue generated in Venezuela from activities specified in the OHL. The contribution is based on the previous year’s gross revenue and is due the following year. LOCTI requires that each company file a separate declaration stating how much has been contributed; however, waivers have been granted in the past to allow PDVSA to file a declaration on a consolidated basis covering all of its and its consolidating entities liabilities. Since Petrodelta expected PDVSA to continue requesting and receiving waivers, Petrodelta did not accrue a liability to LOCTI for the year ended December 31, 2009. For filing years 2007 and 2008, PDVSA provided Petrodelta with a copy of the waiver acceptance letter from LOCTI. PDVSA has stated that a waiver was granted for filing year 2009; however, LOCTI has not yet issued the acceptance letter to PDVSA for the 2009 filing year. The potential exposure to LOCTI for the year ended December 31, 2009 after devaluation is $4.8 million, $2.4 million net of tax ($0.8 million net to our 32 percent interest). In January 2011, PDVSA informed its consolidating entities, including Petrodelta, that effective with the 2010 reporting year it would no longer be requesting waivers to file the LOCTI declaration on a consolidated basis. Based on this information, Petrodelta accrued the 2010 liability to LOCTI in the amount of $4.6 million, $2.3 million net of tax ($0.7 million net to our 32 percent interest). In December 2010, LOCTI was modified to reduce the amount of contributions beginning January 2011 to one percent of gross revenues for companies owned by individuals or corporations and 0.5 percent for companies owned by Venezuela. Petrodelta’s rate of contribution starting in 2011 will be 0.5 percent.
          In 2008, the Venezuelan government published in the Official Gazette the Law of Special Contribution to Extraordinary Prices at the Hydrocarbons International Market (“Windfall Profits Tax”). The Windfall Profits Tax is to be calculated on the Venezuelan Export Basket (“VEB”) of prices as published by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”). As instructed by CVP, Petrodelta has applied the Windfall Profits Tax to gross oil production delivered to PDVSA. The Windfall Profits Tax established a special 50 percent tax to the Venezuelan government when the average price of the VEB exceeds $70 per barrel. In a similar manner, the percentage is increased from 50 percent to 60 percent when the average price of the VEB exceeds $100 per barrel. The Windfall Profits Tax is reported as expense on the income statement and is deductible for Venezuelan tax purposes. Petrodelta recorded $14.1 million, $0.9 million and $56.4 million of expense for the Windfall Profits Tax for the years ended December 31, 2010, 2009 and 2008, respectively.
          In 2009, under instructions issued by CVP, Petrodelta set up a reserve within the equity section of the balance sheet for deferred tax assets. Although this reserve has no effect on Petrodelta’s financial position, results of operation or cash flows, it has the effect of limiting future dividends to net income adjusted for deferred tax assets. Dividends received prior to 2009 from Petrodelta represented Petrodelta’s net income as reported under IFRS. Article 307 of the Venezuelan Commerce Code states that shareholders are not obligated to restore dividends that have been distributed in good faith according to the entity’s balances and sets the statute of limitations for an entity to claim restoration of dividends at five years.
          During the first quarter of 2009, PDVSA completed an actuarial study for their pension and retirement plan. This pension and retirement plan covers all PDVSA employees and mixed companies. In May 2009, upon completion of the review of this actuarial study, PDVSA sent a statement to Petrodelta for its respective costs associated with the pension and retirement plan. The pension adjustment was for past service costs covering the period from January 2008, when the Harvest Vinccler employees were migrated to PDVSA payroll, through May 2009. It is a non-recurring adjustment. Pension costs at December 31, 2009 reasonably reflected Petrodelta’s employee demographic and plan conditions. Petrodelta is not required to reimburse the pension costs to PDVSA until PDVSA pays the pension benefits to employees. Petrodelta recorded additional pension expense of $15.6 million ($5.0 million net to our 32 percent interest) in the three month period ended June 30, 2009 based on the statement received. During the fourth quarter of 2009, PDVSA reassessed the assumptions used in the 2009 actuarial study. This reassessment resulted in a downward revision of $8.4 million ($2.7 million net to our 32 percent interest) of the pension and retirement plan costs charged to Petrodelta in May 2009. The downward revision of the pension and retirement plan costs was recorded in December 2009. The pension cost is not tax deductible until future periods when the pension is settled in cash. The provision for the pension plan is subject to future revisions, both upwards and downwards, based on the assumptions, the terms of the relevant plans and allocation methodology as determined by PDVSA.
          On January 8, 2010, the Venezuelan government published in the Official Gazette the Exchange Agreement, which established new exchange rates for the Venezuela Bolivar/U.S. Dollar currencies that went into effect on January 11, 2010. Per the Exchange Agreement, each exchange rate is applied to foreign currency sales and purchases conducted through CADIVI, in the cases expressly provided in the Exchange Agreement. In this regard, the exchange rates established in the Agreement are: 2.60 Bolivars per U.S. Dollar and 4.30 Bolivars per U.S. Dollar. The 2.60 Bolivar exchange rate applies to the food, health, medical and technology sectors. The 4.30 Bolivar exchange rate applies to all other sectors not expressly established by the 2.60 Bolivar exchange rate. The 4.30 Bolivar exchange rate applies to the oil and gas sector. During 2010, PDVSA sold foreign currency to the Central Bank in return for Bolivars. These foreign currency sales were for PDVSA and PDVSA’s subsidiaries. In December 2010, PDVSA invoiced Petrodelta $19.5 million related to sales of foreign currency for Bolivars at the blended exchange rate of 3.61 Bolivars per U.S. Dollar. The $19.5 million is calculated as the difference between U.S. Dollar invoices remeasured at the official exchange rate of 4.30 Bolivars per U.S. Dollar and the same invoices remeasured at the blended exchange rate of 3.61 Bolivars per U.S. Dollar. On January 4, 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Bolivars per U.S. Dollar exchange rate with an effective date of January 1, 2011. The January 2011 Exchange Agreement eliminated the average exchange rate available under the January 2010 Exchange Agreement to oil and gas producers for exchanging dollars through CADIVI. See Note 2 — Summary of Significant Accounting Policies — Reporting and Functional Currency for a description of the changes due to the Exchange Agreement.
          At December 31, 2009, Petrodelta remeasured the appropriate monetary assets and liabilities at the official exchange rate of 2.15 Bolivars per U.S. Dollar, Petrodelta’s functional and reporting currency. During the year ended December 31, 2010, Petrodelta remeasured the appropriate monetary assets and liabilities at the new official exchange rate of 4.30 Bolivars per U.S. Dollar and recorded an $84.4 million remeasurement gain on revaluation of monetary assets and liabilities. The revaluation of Bolivars to U.S. Dollars was calculated as the difference between the old official exchange rate of 2.15 Bolivars per U.S. Dollar and the new official exchange rate of 4.30 Bolivars per U.S. dollar. The primary factor in Petrodelta’s gain on currency exchange rates is that Petrodelta had substantially higher Bolivar denominated monetary liabilities than Bolivar denominated monetary assets. At December 31, 2010, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are BsF 87.0 million and BsF 1,423.0 million, respectively.
          In June 2010, Petrodelta’s board of directors approved the offsetting of accounts payable to PDVSA and its affiliates, including CVP, for 2010 royalties, taxes and operation expenditures against the receivable from PDVSA and its affiliates, including CVP, for 2010 oil and gas deliveries at the exchange rate prevailing as of that date. During February 2011, per instructions received from CVP, Petrodelta proceeded to offset accounts receivable and payables between PDVSA and its affiliates, including CVP, outstanding as of December 31, 2009 at the exchange rate prevailing as of that date. The revised revaluation reduced Petrodelta’s remeasurement gain $36.1 million from $120.5 million in January 2010 to $84.4 million in December 2010.

          In August 2010, Petrodelta’s board of directors declared a dividend of $30.5 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest), which was received October 22, 2010. The dividend represents 50 percent of the cash withdrawal rights as shareholders on Petrodelta’s net income as reported under International Financial Reporting Standards (“IFRS”) for the year ended December 31, 2009.
          In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend represents the remaining 50 percent of the cash withdrawal rights as shareholders on Petrodelta’s net income as reported under IFRS for the year ended December 31, 2009. This dividend is subject to shareholder approval, and will not be accrued on our consolidated balance sheet until Petrodelta shareholder approval is received. Shareholder approval was received on March 14, 2011.
          Petrodelta’s reporting and functional currency is the U.S. Dollar. HNR Finance owns a 40 percent interest in Petrodelta. Petrodelta’s financial information is prepared in accordance with IFRS which we have adjusted to conform to GAAP. All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information has been presented below at December 31, 2010, 2009 and 2008, and for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues:
Oil sales	$604,173	$451,473	$458,113
Gas sales	3,398	6,778	16,506
Royalty	(204,688)	(156,799)	(168,790)

	402,883	301,452	305,829

Expenses:
Operating expenses	44,749	48,311	52,946
Workovers	8,910	—	24,663
Depletion, depreciation and amortization	40,429	33,666	25,509
General and administrative	15,508	9,750	5,974
Windfall profits tax	14,116	882	56,377

	123,712	92,609	165,469

Income from Operations	279,171	208,843	140,360
Gain of exchange rate	84,448	—	—
Investment earnings and other	3,179	4	—
Interest expense	(26,767)	(3,617)	(2,329)

Income before Income Tax	340,031	205,230	138,031

Current income tax expense	189,780	105,868	69,374
Deferred income tax expense (benefit)	72,568	(43,922)	(52,560)

Net Income	77,683	143,284	121,217
Adjustment to reconcile to reported Net Income from Unconsolidated Equity Affiliate:
Deferred income tax expense (benefit)	(91,877)	38,516	34,827

Net Income Equity Affiliate	169,560	104,768	86,390
Equity interest in unconsolidated equity affiliate	40%	40%	40%

Income before amortization of excess basis in equity affiliate	67,824	41,907	34,556
Amortization of excess basis in equity affiliate	(1,414)	(1,356)	(1,155)
Conform depletion expense to GAAP	(246)	183	2,533

Net income from unconsolidated equity affiliate	$66,164	$40,734	$35,934

	December 31,	December 31,
	2010	2009
	(in thousands)
Current assets	$535,225	$404,825
Property and equipment	321,816	265,442
Other assets	67,755	141,245
Current liabilities	406,339	345,812
Other liabilities	39,224	33,600
Net equity	479,233	432,100
Fusion Geophysical, LLC (“Fusion”)
          Fusion is a technical firm specializing in the areas of geophysics, geosciences and reservoir engineering. The purchase of Fusion extended our technical ability and global reach to support a more organic growth and exploration strategy. Our 49 percent minority equity investment in Fusion is accounted for using the equity method of accounting. In October 2008, we increased our minority equity investment in Fusion from 45 percent to 49 percent for $2.2 million. Operating revenue and total assets represent 100 percent of Fusion. No dividends were declared or paid during the years ended December 31, 2010, 2009 and 2008, respectively. Summarized financial information for Fusion follows:

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
Operating Revenues	$10,931	$11,089	$13,063
Net Loss	$(2,378)	$(4,798)	$(1,290)
Equity interest in unconsolidated equity affiliate	49%	49%	49%

Net loss from unconsolidated equity affiliate	(1,165)	(2,351)	(632)
Amortization of fair value of intangibles	—	(995)	(726)
Impairment of investment	—	(1,631)	—

Net loss from unconsolidated equity affiliate	$(1,165)	$(4,977)	$(1,358)

	December 31,	December, 31
	2010	2009
Current assets	$1,925	$2,726
Total assets	23,780	30,205
Current liabilities	7,447	8,024
Total liabilities	7,479	12,242
          Approximately 16 percent, 29 percent and 26 percent of Fusion’s revenue for the years ended December 31, 2010, 2009 and 2008, respectively, was earned from Harvest or equity affiliates.
          On April 9, 2009, we entered into a service agreement with Fusion whereby we prepaid $1.5 million for certain services to be performed in connection with certain projects as defined in the service agreement. The services are to be performed in accordance with the existing consulting agreement. Upon written notice to Fusion, the projects and types of services can be amended. The unapplied portion of the prepayment advance bears interest at an annual rate of 12 percent which will be added to the prepayment advance balance and used to offset future service invoices from Fusion. Services rendered have been applied against the prepayment, and as of December 31, 2010, the balance for prepaid services was approximately $0.6 million.
          As of December 31, 2009, we updated the review for impairment of our minority equity investment in Fusion. In preparing this update, future net cash flows prepared by Fusion based on different business opportunities that Fusion is currently pursuing were updated for current activities. These business opportunities were weighted with a probability of success. Based on these cash flow projections and considering Fusion’s current liquidity, we concluded that the potential business opportunities did not support Fusion’s on-going cash flow requirements; and

therefore, we recorded a $1.6 million charge to fully impair the carrying value of our equity investment in Fusion at December 31, 2009. For the year ended December 31, 2010, Fusion had a year to date net loss. Since our investment in Fusion was fully impaired at year-end 2009, Fusion’s 2010 year to date net loss is not reported in the twelve months ended December 31, 2010 net income from unconsolidated equity affiliates as reporting it would take our equity investment in Fusion into a negative position.
          On January 28, 2011, Fusion’s 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. We received $1.3 million for our equity investment, subject to post-closing adjustments, and $0.7 million for the repayment in full of the outstanding balance of the prepaid service agreement, short term loan and accrued interest. The Agreement and Plan of Merger includes an Earn Out provision wherein we would receive an additional payment of up to a maximum of $2.7 million if FusionGeo, Inc.’s 2011 gross profit exceeds $5.6 million. The Earn Out payment will not be determined until early in 2012. We can give no assurance that we will receive any Earn Out payment.
Note 10 — United States
          During 2008, we initiated a domestic exploration program in two different basins. We are the operator of both exploration programs and have complemented our existing personnel with the addition of highly experienced management and technical personnel.
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
West Bay Project
          During the year ended December 31, 2010, operational activities in the West Bay prospect focused on firming up plans for drilling on the identified initial drilling prospect and continuing to evaluate the other leads and prospects in the project. Land, regulatory and surface access preparations currently in progress are focused on taking the initial drilling prospect to drill-ready status. During 2010, we finalized a 3-D seismic data trade with a third party and merged the data set with our existing seismic data. The acquisition and merging of the additional 3-D seismic data allows for more complete technical evaluation of the leads and prospects identified in the project. Based on the merged seismic data set, we now have four identified drilling prospects on our acreage. Preliminary work is underway on a drilling barge concept that will be utilized to drill the first two exploration wells. Current plans are to drill the first exploration well in 2011, pending required surface access agreements with a private landowner and pending receipt of necessary permits from the U.S. Army Corps of Engineers.
          In February 2011, the previously existing Alligator Point Unit (as approved by the Texas General Land Office [“GLO”]) expired. We have obtained from the GLO an extension until September 1, 2011 of a smaller version of the Alligator Point Unit defined more specifically by the drilling prospects currently existing on the project. As a result of the GLO approval of the smaller Alligator Point Unit and the anticipated expiry of five leases previously held by the larger unit, we expect our lease position on the West Bay project to be reduced from approximately 13,000 acres in February 2011 to approximately 10,050 acres in August 2011.
          The West Bay project represents $3.3 million and $3.1 million of unproved oil and gas properties as of December 31, 2010 and 2009, respectively.

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
          In July 2010, we executed a farm-out agreement with the private third party in the JEDA for the acquisition of an incremental 10 percent interest in the Antelope Project with an effective date of July 1, 2010. This acquisition includes all leases, the Mesaverde, the Lower Green River/Upper Wasatch and the Monument Butte Extension. The acquisition excludes the initial eight wells previously drilled in the Monument Butte Extension. Total consideration for the incremental 10 percent interest is $20.0 million, of which (1) $3.0 million was paid on August 2, 2010 (the closing date of the acquisition); (2) $3.0 million to be used as a credit against future joint interest billings or if joint interest billings do not accumulate to $3.0 million by October 1, 2010, at the sole election of the private third party, the balance is to be paid by us within 15 days of receipt of written request from the private third party; and (3) a capped $14.0 million carry of a portion of our partner’s exploration and development cost obligations in the upcoming Lower Green River/Upper Wasatch and Monument Butte Extension drilling programs in the Antelope project. On October 1, 2010, the private third party elected to receive in cash the remaining balance of the joint interest billing credit of $2.4 million. At December 31, 2010, the outstanding balance on the $14.0 million exploration and development cost obligation carry is $8.4 million. Based on current plans, we anticipate the full carry obligation will be met in the first half of 2011. This acquisition increases our ownership in the Antelope project to 70 percent.
          The Antelope leasing activities represents $41.1 million and $19.4 million unproved oil and gas properties as of December 31, 2010 and 2009, respectively.
          The Antelope project is targeted to explore for and develop oil and natural gas from multiple reservoir horizons in the Uintah Basin of northeastern Utah in Duchesne and Uintah Counties. Leads and/or prospects were identified in three prospective reservoir horizons in preparation for drilling.
Mesaverde
          Operational activities during the year ended December 31, 2010 included completion of the initial testing activities on the Mesaverde horizons in the deep natural gas test well (the Bar F) that commenced drilling on June 15, 2009. The Bar F was drilled to a total depth of 17,566 feet and an extended production test of the Mesaverde has been completed. Testing was focused on the evaluation of the natural gas potential of the Mesaverde tight gas reservoir over a prospective interval from 14,000 to 17,400 feet. Completion activities consisted of hydraulic fracturing of eight separate reservoir intervals in the Mesaverde and multiple extended flow tests of the individual fractured intervals, along with a flow test of the commingled eight intervals. Gas was tested at flow rates of 1.5-2 million cubic feet per day (“MMCFD”) from selected intervals. While the results to date have not definitively determined the commerciality of a stand-alone development of the Mesaverde in the current gas price environment, we believe that the test results confirm that the Mesaverde formation exhibits sufficient quantities of hydrocarbons and reservoir over-pressure to justify potential development, and we are actively pursuing efforts to assess whether reserves can be attributed to this reservoir. The Mesaverde reservoir remains potentially prospective over a portion of our land position. Exploratory drilling costs for the Mesaverde have been suspended pending further evaluation. The Mesaverde project represents $16.5 million and $11.3 million of unproved oil and gas properties on our December 31, 2010 and 2009 balance sheets, respectively.
Lower Green River/Upper Wasatch
          The Lower Green River/Upper Wasatch is a second prospective horizon that is being pursued in the Antelope project. After completion of the initial testing program on the Mesaverde deep gas in the Bar F well as described above, we moved uphole in the same well to test multiple oil bearing intervals at depths from 8,200 feet to 9,500 feet in the Lower Green River and Upper Wasatch. Extended flow testing of the well conducted during the second quarter of 2010 indicated that a commercial oil discovery was made in the Lower Green River and Upper Wasatch. A five well Lower Green River/Upper Wasatch delineation and development drilling program was planned to further delineate and appraise the extent of the Lower Green River/Upper Wasatch discovery made in the Bar F, and to establish additional production from the Lower Green River/Upper Wasatch reservoirs in at least some of the five appraisal wells. Based on results of the initial wells in the five well delineation and development drilling program, an additional sixth well was added to the program to be drilled in early 2011.
          The five-well delineation and development drilling program was initiated in the third quarter of 2010. Five wells were in varying stages of completion and drilling and production facilities installation as of December 31, 2010.
          During the fourth quarter of 2010, we initiated permitting activities on a planned 170 square mile 3-D seismic acquisition program which is expected to be acquired in late 2011 and which will be targeted at imaging the Green River and Wasatch formations over the northern portion of our acreage.
          On December 21, 2010, we and our partner in the Antelope project entered into a contract with El Paso Midstream Group, Inc. (“EPMG”) whereby EPMG will provide the capital to build and operate a 25-mile, low-pressure gas gathering pipeline which will provide capacity for our current and future production from the Lower Green River/Upper Wasatch Development project. We will provide capital to build flowlines to connect the produced gas from our wells into the EPMG header system. As part of the contract arrangement, we and our partner have dedicated approximately 75 percent of our Antelope leasehold to the El Paso contract for 10 years, with a Harvest option to extend the dedication for up to an additional nine years without any change in contract terms. The area dedication is limited stratigraphically to the top of the Mesaverde formation, resulting in the Mesaverde deep gas not being included in the dedication.
          The Lower Green River/Upper Wasatch represents $21.2 million of proved and $10.5 million of unproved oil and gas properties on our December 31, 2010 balance sheet and $5.6 million of unproved oil and gas properties on our December 31, 2009 balance sheet.
Monument Butte
          The Monument Butte Extension was initiated in the fourth quarter of 2009 with an eight well appraisal and development drilling program to produce oil and natural gas from the Green River formation. The parties participating in the wells formed a 320 acre AMI, which contained the initial eight drilling locations.
          As a follow up to the successful completion of the initial eight well program that was drilled in late 2009 and early 2010, a six well appraisal and development drilling program was approved in 2010. The six well expansion is on acreage immediately adjacent to the initial eight well program.
          The first 14 wells in the Monument Butte Extension (as defined above) are non-operated, and we hold a 43 percent working interest in the initial eight wells and an approximate 37 percent working interest in the follow-up six wells.
          During 2010, an additional Harvest operated well, the K Moon #2-13-4-3, was added to the project. We have an approximate 60 percent working interest in the well.

          Operational activities during 2010 for the Monument Butte Extension consisted of routine production operations from the initial eight wells and implementation of the six well expansion program in third quarter 2010. Five of the six wells were drilled and four were on production as of December 2010. The sixth and final well spud on February 3, 2011. The Monument Butte Extension represents $6.2 million of proved and $0.7 million of unproved oil and gas properties and $1.6 million of proved and $0.3 million of unproved oil and gas properties on our December 31, 2010 and 2009 balance sheets, respectively.
Note 11 — Indonesia
          In December 2007, we entered into a Farmout Agreement to acquire a 47 percent interest in the Budong PSC located mostly onshore West Sulawesi, Indonesia. In April 2008, the Government of Indonesia approved the assignment to us of the 47 percent interest in the Budong PSC. Our partner is the operator through the exploration phase as required by the terms of the Budong PSC, and we have an option to become operator, if approved by Government of Indonesia and BPMIGAS, the oil and gas regulatory authority, in any subsequent development and production phase.
          We acquired our original 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program including the acquisition of 2-D seismic and drilling of the first two exploration wells under a Farmout Agreement with operator of the Budong PSC. Under the Farmout Agreement, the initial commitment was to fund the first phase of the exploration program up to a cap of $17.2 million. The commitment cap is comprised of $6.5 million for the acquisition of seismic and $10.7 million for the drilling of the first two exploratory wells. After the commitment cap of each component was met, all subsequent costs are shared by the parties in proportion to their ownership interests. Prior to drilling the first exploration well, our partner had a one-time option to increase the level of the carried interest to a maximum of $20.0 million. On September 15, 2010, our partner exercised their option to increase the carry obligation by $2.7 million to a total of $19.9 million ($7.9 million for acquisition of seismic and $12.0 million for drilling). The additional carry increased our ownership by 7.4 percent to 54.4 percent. On March 3, 2011, the Government of Indonesia and BPMIGAS approved this change in ownership interest.
          On January 5, 2011, we exercised our first refusal right to a proposed transfer of interest by the operator to a third party, which has allowed us to acquire an additional 10 percent equity in the Budong PSC at a cost of $3.7 million payable ten business days after completion of the first exploration well. Closing of this acquisition, which is subject to the approval of the Government of Indonesia and BPMIGAS, will increase our interest in the Budong PSC to 64.4 percent.
          During the initial exploration period, the Budong PSC covered 1.35 million acres. The term of the Budong PSC is for 30 years which provides for an exploration period of up to ten years. Pursuant to the Budong PSC, at end of the first three-year exploration phase, 35 percent of the original area was relinquished to BPMigas. The second three-year exploration phase began in January 2010 covering 0.88 million acres.
          Operational activities during 2010 focused on well planning, construction for two test well sites, mobilization of rig and ancillary equipment to the first drill site. After delays in acquiring permits to mobilize the drilling rig from its port location to the drilling pad, the first exploratory well, the Lariang-1 (“LG-1”), was spud on January 6, 2011. The Budong PSC represents $10.9 million and $2.0 million of unproved oil and gas properties on our December 31, 2010 and 2009 balance sheets, respectively.
Note 12 — Gabon
          We are the operator of the Dussafu PSC with a 66.667 percent ownership interest. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC covers an area of 680,000 acres with water depths up to 1,000 feet. The Dussafu PSC has two small oil discoveries in the Gamba and Dentale reservoirs and a small natural gas discovery. Production and infrastructure exists in the blocks contiguous to the Dussafu PSC.
          The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources (“Republic of Gabon”), entered into the second exploration phase of the Dussafu PSC with an effective date of May 28, 2007. It was agreed that the second three-year exploration phase be extended until May 27, 2011, at which time the partners can elect to enter a third exploration phase. Operational activities during 2010 included the maturation of the prospect inventory and well planning. We have issued purchase orders for long lead items required for drilling. Other drilling contracts are being tendered in preparation to spud the exploration well in the second quarter of 2011. The exploratory well to be drilled in the second quarter of 2011 will test stacked reservoir potential in the pre-salt section. A Letter of Intent has been agreed for a semi-submersible rig to commence a contract in April 2011 to drill the Ruche Marin prospect. To complete the drilling activities a six month extension to November 27, 2011 of the second Exploration Period has been requested. The Dussafu PSC represents $9.2 million and $6.9 million of unproved oil and gas properties on our December 31, 2010 and 2009 balance sheets, respectively.
Note 13 — Oman
          In April 2009, we signed an EPSA with Oman for the Block 64 EPSA. We have a 100 percent working interest in Block 64 EPSA during the exploration phase. Oman Oil Company has the option to back-in to up to a 20 percent interest in Block 64 EPSA after the discovery of gas.
          Block 64 EPSA is a newly-created block designated for exploration and production of non-associated gas and condensate, which the Oman Ministry of Oil and Gas has carved out of the Block 6 Concession operated by Petroleum Development of Oman (“PDO”). PDO will continue to produce oil from several shallow oil fields within Block 64 EPSA area. The 955,600 acre block is located in the gas and condensate rich Ghaba Salt Basin in close proximity to the Barik, Saih Rawl and Saih Nihayda gas and condensate fields. We have an obligation to drill two wells over a three-year period with a funding commitment of $22.0 million. Operational activities during 2010 included geological studies, baseline environmental and social study and 3-D pre-stack depth migration reprocessing of approximately 1,150 square kilometers of existing 3-D seismic data. During 2011, geological and geophysical interpretation of the reprocessed 3-D will take place to mature drilling locations. Well planning and procurement of long lead items will commence in the first half of 2011 to enable the first of the two exploratory wells to commence drilling in the fourth quarter of 2011. The Block 64 EPSA represents $4.2 million and $3.8 million of unproved oil and gas properties on our December 31, 2010 and 2009 balance sheets, respectively.
Note 14 — China
          In December 1996, we acquired a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a border dispute between the People’s Republic of China (“China”) and Socialist Republic of Vietnam (“Vietnam”). Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2011. We are in the process of obtaining a new license extension and believe that it will be granted. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist. WAB-21 represents $3.1 million and $3.0 million of unproved oil and gas properties on our December 31, 2010 and 2009 balance sheets, respectively.
Note 15 — Earnings Per Share
          Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 33.5 million, 33.1 million and 34.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 39.3 million, 33.1 million and 34.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     An aggregate of 2.9 million options and 6.0 million warrants were excluded from earnings per share calculations because their exercise price exceeded the average price for the year ended December 31, 2010. An aggregate of 3.7 million options were excluded from earnings per share calculations because their exercise price exceeded the average price for the year ended December 31, 2009. An aggregate of 4.0 million options were excluded from the earnings per share calculations because their exercise price exceeded the average price for the year ended December 31, 2008.
Note 16 — Related Party Transactions
          Dividends declared and paid by Petrodelta are paid to HNR Finance. HNR Finance must declare a dividend in order for the partners, Harvest and Vinccler, to receive their respective shares of Petrodelta’s dividend. Petrodelta has declared two dividends, totaling $33.0 million, which have been received by HNR Finance and for which HNR Finance has not distributed to the partners. At December 31, 2010, Vinccler’s share of the undistributed dividends is $6.6 million.
Note 17 — Subsequent Events
          We conducted our subsequent events review up through the date of the issuance of this Annual Report on Form 10-K.
          On January 5, 2011, we exercised our first refusal right to a proposed transfer of interest by the operator to a third party, to acquire an additional ten percent equity in the Budong PSC for a consideration of $3.7 million payable ten business days after completion of the first exploration well. Closing of this acquisition will increase our interest in the Budong PSC to 64.4 percent. The change in ownership interest is subject approval from the Government of Indonesia and BPMIGAS.
          On January 28, 2011, Fusion’s 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. We received $1.3 million for our equity investment, subject to post-closing adjustments, and $0.7 million for the repayment in full of the outstanding balance of the prepaid service agreement, short term loan and accrued interest. The Agreement and Plan of Merger includes an Earn Out provision wherein we would receive an additional payment of up to a maximum of $2.7 million if FusionGeo, Inc.’s 2011 gross profit exceeds $5.6 million. The Earn Out payment will not be determined until early in 2012. We can give no assurance that we will receive any Earn Out payment.
          In February 2011, the previously existing Alligator Point Unit (as approved by the GLO) expired. We have obtained from the GLO an extension until September 1, 2011 of a smaller version of the Alligator Point Unit defined more specifically by the drilling prospects currently existing on the project. As a result of the GLO approval of the smaller Alligator Point Unit and the anticipated expiry of five leases previously held by the larger unit, we expect our lease position on the West Bay project to be reduced from approximately 13,000 acres in February 2011 to approximately 10,050 acres in August 2011.
          On March 3, 2011, the Government of Indonesia and BPMIGAS approved our change in ownership interest in the Budong PSC from 47 percent to 54.4 percent.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Quarterly Financial Data (unaudited)
          Summarized quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2010
Revenues	$3,124	$2,914	$1,919	$2,739
Expenses	(7,773)	(9,771)	(11,078)	(12,765)
Non-operating loss	(1,812)	(572)	(92)	(5,196)

Loss from consolidated companies before income taxes	(6,461)	(7,429)	(9,251)	(15,222)
Income tax expense (benefit)	(19)	152	699	(1,016	) (a)

Loss from consolidated companies	(6,442)	(7,581)	(9,950)	(14,206)
Net income from unconsolidated equity affiliates	38,367	8,915	6,148	12,734

Net income (loss)	31,925	1,334	(3,802)	(1,472)
Less: Net income attributable to noncontrolling interest	7,335	1,630	1,189	2,491

Net income (loss) attributable to Harvest	$24,590	$(296)	$(4,991)	$(3,963)

Net income (loss) attributable to Harvest per common share:
Basic	$0.74	$(0.01)	$(0.15)	$(0.12)

Diluted	$0.64	$(0.01)	$(0.15)	$(0.12)

(a) Includes an out-of-period income tax benefit adjustment of $1.0 million identified during the fourth quarter of 2010 which relates to the third quarter of 2010. See note 6 — Taxes.

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

TABLE I —	Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

				United States
	Oman	Gabon	Indonesia	and Other	Total
Year Ended December 31, 2010
Acquisition costs	$—	$—	$2,703	$21,757	$24,460
Exploration costs	1,698	2,763	10,468	27,576	42,505
Development costs	—	—	—	7,667	7,667

	$1,698	$2,763	$13,171	$57,000	$74,632

Year Ended December 31, 2009
Acquisition costs	$3,757	$941	$1,800	$28,170	$34,668
Exploration costs	459	225	1,793	2,563	5,040
Development costs	—	—	—	1,547	1,547

	$4,216	$1,166	$3,593	$32,280	$41,255

Year Ended December 31, 2008
Acquisition costs	$—	$5,792	$71	$13,302	$19,165
Exploration costs	—	3,016	7,647	14,020	24,683

	$—	$8,808	$7,718	$27,322	$43,848

TABLE II —	Capitalized costs related to oil and natural gas producing activities (in thousands):

				United States
	Oman	Gabon	Indonesia	and Other	Total
Year Ended December 31, 2010
Proved property costs	$—	$—	$—	$27,355	$27,355
Unproved property costs	4,216	9,177	9,459	71,173	94,025
Oilfield Inventories	—	—	1,435	3,965	5,400
Less accumulated depletion	—	—	—	(3,327)	(3,327)

	$4,216	$9,177	$10,894	$99,166	$123,453

Year Ended December 31, 2009
Proved property costs	$—	$—	$—	$1,646	$1,646
Unproved property costs	3,757	6,869	670	42,815	54,111
Oilfield Inventories	—	—	1,369	1,417	2,786
Less accumulated depletion	—	—	—	(29)	(29)

	$3,757	$6,869	$2,039	$45,849	$58,514

Year Ended December 31, 2008
Unproved property costs	$—	$5,927	$239	$16,162	$22,328

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
          Unproved property costs at December 31, 2010 consisted of the following by year incurred (in thousands):

	Total	2010	2009	2008	Prior
Property acquisition costs	$94,025	$37,184	$35,307	$18,371	$3,163

TABLE III — Results of operations for oil and natural gas producing activities (in thousands):

	Year Ended December 31,
	2010	2009
Revenue:
Oil and natural gas revenues	$10,696	$181
Expenses:
Operating, selling and distribution expenses and taxes other than on income	1,846	15
Exploration expense	8,016	7,824
Depletion	3,298	29
Income tax expense	—	—

Total expenses	13,160	7,868

Results of operations from oil and natural gas producing activities	$(2,464)	$(7,687)

TABLE IV —	Quantities of Oil and Natural Gas Reserves
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
          In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting. In January 2010, the FASB issued its authoritative guidance on extractive activities for oil and gas to align its requirements with the SEC’s final rule. We adopted the guidance as of December 31, 2009 in conjunction with our year-end reserve report as a change in accounting principle that is inseparable from a change in accounting estimate. Under the SEC’s final rule, prior period reserves were not restated.
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
          See the following section Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Venezuela Equity Affiliate as of December 31, 2010, 2009 and 2008, TABLE IV — Quantities of Oil and Natural Gas Reserves for Petrodelta’s reserves.

     The table shown below represents our interests in the United States. At December 31, 2009 we had three Proved Developed wells and five Proved Undeveloped (“PUD”) locations identified in the Monument Butte area. During 2010, we identified and approved the development of 41 further locations. A total of 13 wells have been moved to Proved Developed Producing (“PDP”) in 2010 including the five PUD locations identified at December 31, 2009 and eight other wells. This results in a total of 16 PDP wells and 43 identified PUD locations at December 31, 2010.

	2010		2009
	Oil and NGL	Gas	Oil and NGL	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Proved Reserves
United States
Proved Reserves at January 1	226	1,126	—	—
Revisions	147	914	—	—
Acquisitions	15	12	229	1,132
Extensions	3,267	4,863	—	—
Production	(140)	(423)	(3)	(6)

Proved Reserves at December 31	3,515	6,492	226	1,126

As of December 31
United States
Proved
Developed	659	2,476	131	653
Undeveloped	2,856	4,016	95	473

Total Proved	3,515	6,492	226	1,126

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
          Future cash inflows were estimated by an applying the average price during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for fixed and determinable escalations provided by the contract, to the estimated future production of year-end proved reserves. Our average prices used were $64.45 per barrel for oil and $3.75 per Mcf for gas. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.
          The table shown below represents our net interest at December 31, 2010.

	United States
	(in thousands)
	December 31, 2010	December 31, 2009
Future cash inflows from sales of oil and gas	$250,712	$14,626
Future production costs	(75,602)	(3,674)
Future development costs	(62,246)	(1,171)
Future income tax expenses	(37,262)	(3,147)

Future net cash flows	75,602	6,634
Effect of discounting net cash flows at 10%	(45,632)	(1,911)

Standardized measure of discounted future net cash flows	$29,970	$4,723

TABLE VI — Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves:

	United States
	(in thousands)
	2010	2009
Standardized Measure at January 1	$4,723	$—
Sales of oil and natural gas, net of related costs	(8,850)	(166)
Revisions to estimates of proved reserves:
Net changes in prices, net of production costs	2,766	—
Quantities	3,734	—
Purchase and sale of reserves in place	387	—
Extensions, discoveries and improved recovery, net of future costs	36,211	6,978
Accretion of discount	535	—
Development costs incurred	2,427	—
Changes in estimated development costs	(1,256)	—
Net change in income taxes	(10,707)	(2,089)

Standardized Measure at December 31	$29,970	$4,723

Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Petrodelta S.A. as of December 31, 2010, 2009 and 2008
          The following tables summarize the proved reserves, drilling and production activity, and financial operating data at the end of each year for our net 32 percent interest in Petrodelta. Tables I through III provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on our estimated proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows.
          Petrodelta (32 percent ownership) is accounted for under the equity method, and has been included at its ownership interest in the consolidated financial statements and the following Tables based on a year ending December 31 and, accordingly, results of operations for oil and natural gas producing activities in Venezuela reflect the year ended December 31, 2010, 2009 and 2008.
TABLE I — Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

	Year ended December 31,
	2010	2009	2008
Development costs	$29,976	$26,605	$17,144
Exploration costs	—	—	—

	$29,976	$26,605	$17,744

TABLE II — Capitalized costs related to oil and natural gas producing activities (in thousands):

	Year ended December 31,
	2010	2009	2008
Proved property costs	$139,702	$108,696	$79,807
Unproved property costs	1,365	163	3,036
Oilfield inventories	9,630	10,748	7,892
Less accumulated depletion and impairment	(43,856)	(27,089)	(16,966)

	$106,841	$92,518	$73,769

TABLE III — Results of operations for oil and natural gas producing activities (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue:
Oil and natural gas revenues	$194,423	$146,640	$151,878
Royalty	(65,500)	(50,176)	(54,013)

	128,923	96,464	97,865
Expenses:
Operating, selling and distribution expenses and taxes other than on income	22,359	15,742	42,876
Depletion	12,387	10,123	5,903
Income tax expense	47,089	35,300	23,530

Total expenses	81,835	61,165	72,309

Results of operations from oil and natural gas producing activities	$47,088	$35,299	$25,556

TABLE IV — Quantities of Oil and Natural Gas Reserves
     In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting, which is effective for reporting 2009 reserve information. In January 2010, the FASB issued its authoritative guidance on extractive activities for oil and gas to align its requirements with the SEC’s final rule. We adopted the guidance as of December 31, 2009 in conjunction with our year-end reserve report as a change in accounting principle that is inseparable from a change in accounting estimate. Under the SEC’s final rule, prior period reserves were not restated.

          Petrodelta is producing from, and continuing to develop, the Petrodelta Fields. Petrodelta has both developed and undeveloped oil and gas reserves identified in all six fields. Petrodelta produces the fields in accordance with a business plan originally defined by its Conversion Contract executed in late 2007. Proved Undeveloped (“PUD”) oil and gas reserves are drilled in accordance with Petrodelta’s business plan, but can be revised where drilling results indicate a change is warranted. This was the case in 2009 and again in 2010 when the wells drilled in El Salto resulted in a modification to the El Salto program.
          During 2010, Petrodelta drilled 16 wells. Six of the wells were previously identified PUD locations and ten wells were previously classified Probable, Possible or undefined. In 2010, an additional 24 PUD locations were identified through drilling activity. At December 31, 2010, Petrodelta had a total of 182 PUD (33,906 MBOE) locations identified. Since the implementation of its 2007 business plan, Petrodelta has drilled 40 gross wells (2008 nine wells [1,394 MBOE], 2009 15 wells [1,999 MBOE] and 2010 16 wells [1,954MBOE]) which have moved to the proved developed producing (“PDP”) category. Of these 40 locations drilled since 2008, 23 (3,730 MBOE) represent the movements of PUD locations to PDP locations. The other 17 new producing wells (1,617 MBOE) were previously classified Probable, Possible or un-defined. All above MBOE represent our net 32 percent interest, net of a 33.33 percent royalty.
          Petrodelta has a track record of identifying, executing and converting its PUD locations to PDP locations in accordance with the business plan defined by the conversion contract executed in 2007 and subsequent updates. However, the timing and pace of the development is controlled by the majority owner, PDVSA through CVP, although we have substantial negative control provisions as a noncontrolling interest shareholder. In 2010, Petrodelta submitted a revised business plan to PDVSA which substantially increases the total projected drilling activity and production volumes compared to the 2007 business plan, but which is otherwise consistent with the 2007 business plan. The 2010 business plan, as approved by PDVSA, contemplates sustained drilling activities through the year 2024 to fully develop the El Salto and Temblador fields. In accordance with this revised development plan for Petrodelta, HNR Finance has elected to report a portion of their PUDs to be developed past a five year window. Most PUD locations are scheduled to be drilled within five years of their first identification; however, there are some PUD locations that are scheduled to be drilled more than five years after the PUD locations were first identified. At December 2010, the proportion of proved reserves expected to be drilled in the sixth year after initial booking is 21 percent of Proved (BOE) reserves and the proportion drilled in the seventh year is two percent of Proved (BOE) reserves. As a noncontrolling interest shareholder in Petrodelta, HNR Finance has limited ability to control the development plans that are periodically prepared and/or approved by the Venezuelan government. Since this constraint represents a hindrance to development not experienced by typical operations, inclusion of a portion of the activities planned for year six and seven represents a fair comparison to operators with assets covered by more flexible regulatory conditions where increasing rig count can ameliorate a slow development plan.
          From 2008 through 2010, a number of factors adversely affected the pace of development of the fields. Petrodelta commenced drilling operations in the second quarter of 2008; however, shortly thereafter Petrodelta was advised by the Venezuelan government that Petrodelta’s 2009 production target was to be approximately 16,000 barrels of oil per day following the December 17, 2008 Organization of the Petroleum Exporting Countries (“OPEC”) meeting establishing new production quotas. Subsequently, Petrodelta was allowed to produce at capacity to help fulfill other companies’ production shortfalls. Since early 2009, PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. As a result, Petrodelta has experienced difficulty in retaining contractors who provide equipment and/or services for Petrodelta’s operations. Inability to retain contractors or to pay them on a timely basis continues to have an adverse effect on Petrodelta’s ability to carry out its business plan. These events have been outside of our control.
          In summary, Petrodelta has operated the Petrodelta Fields since October 2007 when the Conversion Contract was signed. The business plan, as defined by the Conversion Contract, defines the development of the Petrodelta Fields. Under its business plan, Petrodelta has demonstrated a track record of identifying, executing and converting its PUD locations to PDP locations. However, the timing and pace of the development is controlled by the majority owner, PDVSA through CVP, and as a noncontrolling interest shareholder in Petrodelta, HNR Finance has limited ability to control the development plans that are periodically prepared and or approved by PDVSA and CVP.

          The tables shown below represent HNR Finance’s 40 percent ownership interest and our net 32 percent ownership interest, both net of a 33.33 percent royalty, in Venezuela in each of the years.

		Minority
Proved Reserves-Crude oil, condensate,		Interest in	32%
and natural gas liquids (MBbls)	HNR Finance	Venezuela	Net Total
As of December 31, 2010
Proved Reserves at January 1, 2010	47,419	(9,483)	37,936
Revisions	(230)	45	(185)
Extensions	7,199	(1,440)	5,759
Production	(2,283)	457	(1,826)

Proved Reserves at end of the year	52,105	(10,421)	41,684

As of December 31, 2010
Proved
Developed	16,342	(3,268)	13,074
Undeveloped	35,763	(7,153)	28,610

Total Proved	52,105	(10,421)	41,684

As of December 31, 2009
Proved Reserves at January 1, 2009	42,809	(8,561)	34,248
Revisions	(875)	175	(700)
Extensions	7,574	(1,515)	6,059
Production	(2,089)	418	(1,671)

Proved Reserves at end of the year	47,419	(9,483)	37,936

As of December 31, 2009
Proved
Developed	14,242	(2,848)	11,394
Undeveloped	33,177	(6,635)	26,542

Total Proved	47,419	(9,483)	37,936

As of December 31, 2008
Proved Reserves at January 1, 2008	47,261	(9,452)	37,809
Revisions	(2,984)	597	(2,387)
Production	(1,468)	294	(1,174)

Proved Reserves at end of the year	42,809	(8,561)	34,248

As of December 31, 2008
Proved
Developed	13,415	(2,683)	10,732
Undeveloped	29,394	(5,878)	23,516

Total Proved	42,809	(8,561)	34,248

		Minority
		Interest in	32%
Proved Reserves-Natural gas (MMcf)	HNR Finance	Venezuela	Net Total
As of December 31, 2010
Proved Reserves at January 1, 2010	62,710	(12,542)	50,168
Revisions	(843)	169	(674)
Extensions	2,192	(438)	1,754
Production	(1,491)	298	(1,193)

Proved Reserves at end of the year	62,568	(12,513)	50,055

As of December 31, 2010
Proved
Developed	22,850	(4,569)	18,281
Undeveloped	39,718	(7,944)	31,774

Total Proved	62,568	(12,513)	50,055

As of December 31, 2009
Proved Reserves at January 1, 2009	67,804	(13,561)	54,243
Revisions	(5,862)	1,172	(4,690)
Extensions	1,941	(388)	1,553
Production	(1,173)	235	(938)

Proved Reserves at end of the year	62,710	(12,542)	50,168

As of December 31, 2009
Proved
Developed	24,015	(4,803)	19,212
Undeveloped	38,695	(7,739)	30,956

Total Proved	62,710	(12,542)	50,168

As of December 31, 2008
Proved Reserves at January 1, 2008	43,084	(8,617)	34,467
Additions	27,574	(5,515)	22,059
Production	(2,854)	571	(2,283)

Proved Reserves at end of the year	67,804	(13,561)	54,243

As of December 31, 2008
Proved
Developed	30,168	(6,034)	24,134
Undeveloped	37,636	(7,527)	30,109

Total Proved	67,804	(13,561)	54,243

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
          Future cash inflows were estimated by an applying the average price during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for fixed and determinable escalations provided by the contract, to the estimated future production of year-end proved reserves. Our average prices used were $70.43 per barrel for oil and $1.54 per Mcf for gas. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.
          The table shown below represents HNR Finance’s net interest in Petrodelta.

		Minority
		Interest in
	HNR Finance	Venezuela	Net Total
		(in thousands)
December 31, 2010
Future cash inflows from sales of oil and gas	$3,748,419	$(749,684)	$2,998,735
Future production costs	(870,498)	174,100	(696,398)
Future development costs	(296,744)	59,349	(237,395)
Future income tax expenses	(1,241,452)	248,290	(993,162)

Future net cash flows	1,339,725	(267,945)	1,071,780
Effect of discounting net cash flows at 10%	(608,526)	121,705	(486,821)

Standardized measure of discounted future net cash flows	$731,199	$(146,240)	$584,959

December 31, 2009
Future cash inflows from sales of oil and gas	$2,772,840	$(554,568)	$2,218,272
Future production costs	(630,225)	126,045	(504,180)
Future development costs	(282,306)	56,461	(225,845)
Future income tax expenses	(886,622)	177,324	(709,298)

Future net cash flows	973,687	(194,738)	778,949
Effect of discounting net cash flows at 10%	(473,317)	94,663	(378,654)

Standardized measure of discounted future net cash flows	$500,370	$(100,075)	$400,295

December 31, 2008
Future cash inflows from sales of oil and gas	$1,576,312	$(315,262)	$1,261,050
Future production costs	(557,043)	111,409	(445,634)
Future development costs	(306,500)	61,300	(245,200)
Future income tax expenses	(355,746)	71,149	(284,597)

Future net cash flows	357,023	(71,404)	285,619
Effect of discounting net cash flows at 10%	(217,822)	43,564	(174,258)

Standardized measure of discounted future net cash flows	$139,201	$(27,840)	$111,361

TABLE VI — Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves (in thousands):

		Net Venezuela
	2010	2009	2008
Standardized Measure at January 1	$400,295	$111,361	$523,378
Sales of oil and natural gas, net of related costs	(107,689)	(80,725)	(54,988)
Revisions to estimates of proved reserves:
Net changes in prices, net of production taxes	190,119	408,054	(673,320)
Quantities	(18,284)	(25,424)	(119,678)
Extensions, discoveries and improved recovery, net of future costs	248,917	187,636	50,515
Accretion of discount	78,403	24,940	106,481
Net change in income taxes	(181,186)	(262,214)	457,582
Development costs incurred	29,965	26,756	7,791
Changes in estimated development costs	(29,465)	(429)	13,128
Timing differences and other	(26,116)	10,340	(199,528)

Standardized Measure at December 31	$584,959	$400,295	$111,361

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC. (Registrant)
Date: March 16, 2011	By:	/s/ James A. Edmiston
James A. Edmiston
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 16th day of March, 2011, on behalf of the registrant and in the capacities indicated:

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

SCHEDULE II
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to Other	Deductions From	Balance at End of
	Beginning of Year	Income	Accounts	Reserves	Year
At December 31, 2010
Amounts deducted from applicable assets
Deferred tax valuation allowance	$17,025	$11,318	$—	$—	$28,343
Investment at cost	1,350	—	—	—	1,350
At December 31, 2009
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$2,757	$—	$—
Deferred tax valuation allowance	7,841	9,184	—	—	17,025
Investment at cost	1,350	—	—	—	1,350
At December 31, 2008
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$—	$—	$2,757
Deferred tax valuation allowance	1,782	6,059	—	—	7,841
Investment at cost	1,350	—	—	—	1,350

SCHEDULE III
Financial Statements and Notes
for Petrodelta, S.A.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación
Venezolana del Petróleo, S.A.)
Financial Statements at December 31, 2010
and 2009
and Independent Auditor’s Report

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)

INDEPENDENT AUDITOR’S REPORT
To the Stockholders and Board of Director of
Petrodelta, S.A.
Report on the Financial Statements
We have audited the accompanying financial statements of Petrodelta, S.A. (a subsidiary 60% owned by Corporacion Venezolana del Petroleo, S.A. CVP), which comprise the statements of financial position as at December 31, 2010 and 2009, and the statements of comprehensive income, statements of changes in equity and statements of cash flows for the year then ended, and a summary of significant accounting policies and other explanatory information.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with International Financial Reporting Standards, and for such internal control as management determines is necessary to enable the preparation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
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

PETRODELTA, S.A.
(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements present fairly, in all material respects, the financial position of Petrodelta, S.A. as at December 31, 2010 and 2009, and its financial performance and its cash flows for the year then ended in accordance with International Financial Reporting Standards.
Emphasis of matter
Without qualifying our opinion as indicated in Note 21 to the financial statements, the Company belongs to a group of related companies and conducts transactions and maintains balances for significant amounts with other members of the group, with significant effects on the results of its operations and financial position. Because of those relationships, these transactions may have taken place on terms other than those that would characterize transactions between unrelated companies.
Por PGFA PERALES, PISTONE & ASOCIADOS
José G. Perales S.
C.P.C. Nº 9.578
March 10, 2011
Valencia, Venezuela.
Urbanización Valles de Camoruco. Las 4 Avenidas. Reda Building. Torre B. Oficina 5-11. Valencia.
Carabobo. Venezuela. Telfs: 58-241 8253518 / 8255337 Fax: 8259828. RIF: J-30785734-0
PGFA Perales, Pistone & Asociados es firma miembro de International

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Statements of Financial Position
(Expressed In Thousands)

		December 31st,
	Note	2010	2009	2010	2009
		U.S. Dollars		Bolivars
Assets

Property, plant and equipment, net	8	321,816	265,442	1,383,809	570,700
Deferred income tax	7-(f)	60,205	143,898	258,881	309,381
Recoverable tax credits	7-(k)	8,072	10,753	34,710	23,119

Total non-current assets		390,093	420,093	1,677,400	903,200

Prepaid expenses and other assets	10	407	559	1,750	1,202
Inventories	11	24,997	21,472	107,487	46,165
Accounts receivable	12	506,356	368,979	2,177,331	793,305
Cash and cash equivalents	13	3,465	3,062	14,900	6,583

Total current asset		535,225	394,072	2,301,468	847,255

Total assets		925,318	814,165	3,978,868	1,750,455

Equity
Equity, see statements of changes in equity	14	479,233	432,100	2,060,702	929,015

Liabilities

Provision for abandonment cost	9 y 16	29,798	24,416	128,131	52,494
Provision for retirement benefits	16	8,439	9,184	36,288	19,746
Deferred income tax	7-(f)	1,509	2,653	6,488	5,704

Total non-current liabilities		39,746	36,253	170,907	77,944

Accounts payable	15	52,095	105,332	224,009	226,464
Dividends payable	14	18,330	31,126	78,819	66,921
Accruals and other liabilities	16	171,415	154,863	737,085	332,955
Income tax payable	7	164,499	54,491	707,346	117,156

Total current liabilities		406,339	345,812	1,747,259	743,496

Total liabilities		446,085	382,065	1,918,166	821,440

Total equity and liabilities		925,318	814,165	3,978,868	1,750,455

     The accompanying notes (1 to 26) are an integral part of these financial statements.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Statements of Comprehensive Income
(Expressed In Thousands)

		Years ended December 31st,
		2010	2009	2008	2010	2009	2008
	Note	U.S. Dollars			Bolivars
Income
Sales of crude oil		604,173	451,473	458,113	2,597,945	970,667	984,943
Sales of gas		3,413	6,778	16,506	14,676	14,573	35,488

	21	607,586	458,251	474,619	2,612,621	985,240	1,020,431

Cost and expenses
Operational expenses	17	(53,659)	(48,311)	(77,609)	(230,734)	(103,869)	(166,859)
Depletion, depreciation and amortization	8	(39,167)	(32,571)	(24,778)	(168,418)	(70,028)	(53,273)
Sales, general and administrative expenses		(16,213)	(10,841)	(6,705)	(69,716)	(23,308)	(14,416)
Royalties	7 – (g)	(218,819)	(157,681)	(225,167)	(940,922)	(339,014)	(484,109)

Operating income		279,728	208,847	140,360	1,202,831	449,021	301,774

Other income and expense
Financial income	18	84,448	3	268	363,126	7	577
Financial expenses	18	(26,767)	(3,439)	(2,371)	(115,098)	(7,394)	(5,098)
Other income		3,179	—	—	13,669	—	—
Other expense		(557)	(181)	(226)	(2,395)	(389)	(486)

Profit before tax		340,031	205,230	138,031	1,462,133	441,245	296,767

Income tax expense	7 - (a)	(262,348)	(61,946)	(16,814)	(1,128,096)	(133,184)	(36,150)

Net profit		77,683	143,284	121,217	334,037	308,061	260,617

Other comprehensive income

Translation adjustment	14	—	—	—	929,015	—	—

Total comprehensive income for the year		77,683	143,284	121,217	1,263,052	308,061	260,617

     The accompanying notes (1 to 26) are an integral part of these financial statements

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Statements of Changes in Equity
Years ended December 31, 2010 and 2009
(Expressed In Thousands of U.S. Dollar)

					Retained earnings
					Legal reserve
		Capital	Shareholder	Share	and other
	Note	stock	contribution	premium	reserves	Distributable	Total
Balances at December 31, 2007		465	6,512	212,451	47	181,325	400,800
Total comprehensive income for the year		—	—	—	—	121,217	121,217
Shareholders contribution capitalization	14	6,512	(6,512)	—	—	—	—
Appropriation to legal reserve	14	—	—	—	651	(651)	—
Dividends declared	14	—	—	—	—	(181,325)	(181,325)

Balances at December 31, 2008		6,977	—	212,451	698	120,566	340,692
Total comprehensive income for the year		—	—	—	—	143,284	143,284
Appropriation to other reserves	14	—	—	—	141,245	(141,245)	—
Dividends declared	14	—	—	—	—	(51,876)	(51,876)

Balances at December 31, 2009		6,977	—	212,451	141,943	70,729	432,100
Total comprehensive income for the year		—	—	—	—	77,683	77,683
Transfer from other reserves	14	—	—	—	(82,549)	82,549	—
Dividends declared	14	—	—	—	—	(30,550)	(30,550)

Balances at December 31, 2010		6,977	—	212,451	59,394	200,411	479,233

The accompanying notes (1 to 26) are an integral part of these financial statements

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Statements of Changes in Equity
Years ended December 31, 2010 and 2009
(Expressed in Thousands of bolivars)

					Retained earnings
					Legal reserve		Accumulated
		Capital	Shareholder	Share	and other		translation
	Note	stock	contribution	premium	reserves	Distributable	adjustment	Total
Balances at December 31, 2007		1,000	14,000	456,770	100	389,846	—	861,716
Total comprehensive income for the year		—	—	—	—	260,617	—	260,617
Shareholders contribution capitalization	14	14,000	(14,000)	—	—	—	—	—
Appropriation to legal reserve	14	—	—	—	1,400	(1,400)	—	—
Dividends declared	14	—	—	—	—	(389,846)	—	(389,846)

Balances at December 31, 2008		15,000	—	456,770	1,500	259,217	—	732,487
Total comprehensive income for the year		—	—	—	—	308,061	—	308,061
Appropriation to other reserves	14	—	—	—	303,677	(303,677)	—	—
Dividends declared	14	—	—	—	—	(111,533)	—	(111,533)

Balances at December 31, 2009		15,000	—	456,770	305,177	152,068	—	929,015
Total comprehensive income for the year		—	—	—	—	334,037	929,015	1,263,052
Transfer from other reserves	14	—	—	—	(51,284)	51,284	—	—
Dividends declared	14	—	—	—	—	(131,365)	—	(131,365)

Balances at December 31, 2010		15,000	—	456,770	253,893	406,024	929,015	2,060,702

The accompanying notes (1 to 26) are an integral part of these financial statements

PETRODELTA, S.A
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Statements of Cash Flow
(Expressed In Thousands)

	Years ended December 31st,
	2010	2009	2008	2010	2009	2008
	U.S. Dollars			Bolivars
Cash flow from operating activities
Net profit	77,683	143,284	121,217	334,037	308,059	260,617

Adjustments to reconcile net income to net cash (used in) provided by operating activities -
Depletion, depreciation and amortization	40,429	33,188	25,508	173,845	71,354	54,843
Income tax expense	189,780	—	—	816,054	—	—
Financial expense transferred from related party	19,475	—	—	83,743	—	—
Provision for abandonment cost	(2,043)	(3,603)	(10,866)	(8,785)	(7,746)	(23,362)
Deferred income tax	72,568	(43,922)	(52,560)	312,042	(94,432)	(113,004)
Financial cost on provision for abandonment cost	3,339	1,639	2,344	14,358	3,524	5,039
Financial income for variation in the exchange rate	(84,439)	—	—	(363,088)		—
Tax credit financial cost	3,951	1,792	—	16,989	3,853	—
Revenues from asset disincorporation	(2,892)	—	—	(12,436)	—	—
Net changes in operating assets -
Accounts receivable	(154,936)	(113,738)	(133,756)	(666,225)	(244,537)	(287,575)
Material and supplies Inventories	3,493	(8,923)	(10,833)	15,020	(19,185)	(23,291)
Prepaid expenses and other assets	152	20,918	(20,604)	654	44,974	(44,299)

Net changes in operating liabilities
Accounts payable	(38,033)	16,228	321,555	(163,542)	34,890	691,343
Income taxes paid	(52,526)	54,491	(153,037)	(225,863)	117,157	(329,030)
Accruals and other liabilities	69,775	(3,480)	132,090	300,035	(7,482)	283,994

Total adjustments	68,093	(45,410)	99,841	292,801	(97,631)	214,658

Net cash provided by operating activities	145,776	97,874	221,058	626,838	210,430	475,275

Net cash used in investing activities:
Acquisition of property, plant and equipment	(101,799)	(81,425)	(39,347)	(437,736)	(175,064)	(84,596)
Disincorporation of assets	21	—	—	91	—	—

Net cash used in investing activities	(101,778)	(81,425)	(39,347)	(437,645)	(175,064)	(84,596)

Net cash provided by (used in) financing activities:
Paid dividends	(43,346)	(20,750)	(181,325)	(186,388)	(44,613)	(389,849)

Net cash used in financing activities	(43,346)	(20,750)	(181,325)	(186,388)	(44,613)	(389,849)

Effect for variation in the exchange rate in cash and cash equivalents	(249)	—	—	(1,071)	—	—
Effect for variation in the exchange rate in the foreign currency	—	—	—	6,583	—	—

Net cash increase	403	(4,301)	386	8,317	(9,247)	830

Cash and cash equivalents at the beginning of the period	3,062	7,363	6,977	6,583	15,830	15,000

Cash and cash equivalents at the end of the period	3,465	3,062	7,363	14,900	6,583	15,830

The accompanying notes (1 to 26) are an integral part of these financial statements

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
(1)	Reporting Entity
Petrodelta. S.A. was incorporated and is domiciled in the Bolivarian Republic of Venezuela Venezuela. Its main offices are located at Avenida Alirio Ugarte Pelayo, Edificio Harvest Vinccler, Ala Norte, Planta Baja in Maturín, Monagas State. Its legal address is: Avenida Veracruz con Calle Cali, Urbanización Las Mercedes, Edificio Pawa, Piso 5, Caracas, Distrito Capital.
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
Petrodelta, S.A. is 60%-owned by CVP, a wholly owned subsidiary of Petróleos de Venezuela, S.A. (PDVSA), and 40%-owned by HNR Finance.
On March 10, 2011, the Board of Directors of the Company approved the issuance of the financial statements under International Financial Reporting Standards and submitted said financial statements to the Shareholders of the Company for approval purposes. Once the aforementioned financial statements are duly approved and issued, no amendment of which applies. The financial statements as of December 31, 2009 were approved by the Shareholders of the Company on February 26, 2010.
Company management considers that it operates in a single business segment (hydrocarbons) in one country, the Bolivarian Republic of Venezuela, in conformity with its social statutes.
During the transition period from April 1, 2006 to December 31, 2007, Harvest Vinccler, S.C.A. (HVSCA) was in charge of managing and developing the Company’s activities and provided its financial and operational structure for this purpose. The Company’s operating costs during this period were paid by HVSCA and CVP and subsequently charged to PDVSA Petróleo, which, in turn, billed the Company. These costs were recognized in the statements of comprehensive

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
income for the respective periods and include, but are not limited to, general, administrative, operating and capital expenses required to continue activities in the assigned operating area. At December 31, 2009 the Company had not received all information regarding production during the conversion period for the Temblador field in order to invoice all volumes produced in that field during that period. As Temblador production was handled in PDVSA system, PDVSA had allocated only partial, estimated production to Petrodelta. As a result, Petrodelta had not, and still has not, received full credit for the Temblador field production. Discussions are ongoing to reach to an agreement. During the third quarter 2009, Petrodelta completed the facilities and pipelines to segregate approximately 80 percent of the Temblador field’s production out of PDVSA’s system.
During the years ended December 31, 2010 and 2009, the Company has operated with employees assigned by its shareholders or their related companies since it has no direct employees. At December 31, 2010 and 2009, the Company had 432 and 356 employees, respectively, assigned by its shareholders or their related companies.
During the year ended December 31, the Company drilled 16 (2010) and 18 (2009) development wells, produced approximately 8.6 (2010) and 7.8 (2009) million barrels of oil and sold 2.2 (2010) and 4.4 (2009) billion cubic feet of natural gas.

Applicable regulations
The Company’s main activities are regulated by the Venezuelan Hydrocarbon Law (LOH), effective from January 2002. Gas-related operations are regulated by the Venezuelan Gaseous Hydrocarbon Law of September 1999 and its Regulations of June 2000, as per the bylaws and common rights norms applicable.
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
December 31, 2010 and 2009
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
The financial statements as of December 31, 2010 and 2009 are prepared in accordance with International Financial Reporting Standards (IFRS) adopted by the International Accounting Standards Board (IASB) and their interpretations, issued by the International Financial Reporting Interpretations Committee (IFRIC) of the IASB.

The financial statements for the year ended December 31, 2009 have been prepared and are presented for purposes of comparison with the financial statements for the year ended December 31, 2010.

The statements of comprehensive income, changes in equity accounts and of cash flows for the year ended December 31, 2008 and their respective disclosures, are presented for purposes of additional information required by the Corporate Management of PDVSA.

(b)	Basis of measurement

The financial statements have been prepared on the historic cost basis, except for certain assets and liabilities measured at fair value. Assets measured and stated at fair value are: recoverable tax credits, accounts receivable and cash.

The methods used for measuring fair value are discussed in Note 5.

(c)	Functional and presentation currency

The financial statements are presented in U.S. Dollars (U.S. Dollar or US$) and bolivars (bolivar or Bs.). The Company’s functional currency is the U.S. Dollar, since the main economic environment in which the Company operates is the international market for crude oil and its products. In addition, a significant portion of its revenues, as well as most costs, expenses and investments are denominated in U.S. Dollars.

The financial statements in bolivars are presented for statutory purposes.

All financial information presented in U.S. dollars and bolivars has been rounded in thousands.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
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

Significant areas of judgment in the application of accounting policies, which significantly affect financial statement amounts is described in the following notes:
-	Note 8 - depletion, depreciation and amortization

-	Note 9 - provision for abandonment costs

-	Note 19 - Valuation of financial instruments
Information on areas of uncertainty affecting management’s estimates which significantly affect financial statement amounts in future periods are described in the following notes:
-	Note 3 -t- measurement of contract-based retirement benefit obligations and other post-retirement benefits other than pensions, which are being calculated by PDVSA for subsequent billing to the Company.

-	Note 7 -f- deferred income tax

-	Note 20 - Liabilities, contingencies and accruals in respect of environmental issues
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
(a)	Transactions in currencies other than the U.S. Dollar
Transactions in currencies other than the U.S. Dollar are translated into the Company’s functional currency using the exchange rate in effect at the transaction date. Monetary assets and liabilities denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars using the exchange rate prevailing at the date of the statement of financial

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
position. Exchange gains or losses on monetary items in currencies other than the U.S. Dollar are presented in the statements of comprehensive income. Nonmonetary assets and liabilities in currencies other than the U.S. Dollar stated at fair value are retranslated to the functional currency using the exchange rate prevailing at the date fair value was determined. All other nonmonetary items denominated in foreign currency and measured at historical cost are converted at the exchange rate at the date of the transaction.
(b)	Translation to the presentation currency
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
The financial statements are translated into bolivars based on the following criteria:
-	Assets and liabilities of each statement of financial position at the exchange rates in effect at the date of such statement.
-	Income and expenses in the statements of comprehensive income at the exchange rate at the date of transaction.
-	All exchange gain and losses generated as a result of the retranslation just described are recognized in the statements of comprehensive income as other comprehensive income and accumulated as a separate component of equity.
-	Equity accounts are translated at the exchange rate in effect at the date of each related transaction, except for retained earnings which are translated at the weighted-average rate for the relevant year.
(c)	Financial instruments
Non-derivative financial instruments consist of cash and cash equivalents, recoverable tax credits, accounts receivable, accounts payable to suppliers, provisions and other liabilities (see Note 3-i and Note 5).

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

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
During the years ended December 31, 2010 and 2009, the Company conducted no transactions with derivative instruments.

The balance of assets and liabilities are offset and the net amount shown in the statement of financial position when and only when, the Company has a legal right to offset amounts and intends to settle on a net basis or to realize the asset and settle the liability simultaneously.

(d)	Property, plant and equipment

Recognition and measurement

Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment losses (See Note 8). The successful efforts accounting method is used for exploration and production activities of crude oil and natural gas, taking into consideration what is established under IFRS 6 Exploration For and Evaluation of Mineral Rights in relation to accounting for exploration and evaluation expenditures, including the recognition of exploration and evaluation assets. All costs for development wells, related plant and equipment, and property used for oil recovery are capitalized. Costs of exploratory wells are capitalized until it is determined whether they are commercially feasible; otherwise, such costs are charged to operating expenses. Other exploratory expenditures, including geological and geophysical costs, are expensed as incurred.

The cost of property, plant and equipment includes disbursements that are directly attributable to the acquisition of such assets and the amounts associated with asset retirement obligations (See Note 8).

Finance costs of projects requiring major investments, and costs incurred for specific financing of projects, are recognized as part of property, plant and equipment, when can be directly related to the construction or acquisition of a capable asset. Capitalization of such costs is suspended during periods when the development of construction activity is interrupted, and capitalization ends when necessary activities are substantially complete for the utilization of a capable asset. An asset is considered capable, when it requires a period of substantially time necessary before is ready for use.

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

Gain or loss generated by the sale, retirement or disposal of an asset from property, plant and equipment, is determined by the difference between the amount received from sale, retirement or disposal, if any, and the net carrying value in the books of the Company, and is recognized as other income or expense, net in the statements of comprehensive income.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
Certain materials and supplies accounted for as inventory and considered strategic since they will be used as spare parts for two years operation in the production facilities and in specific investment projects are reported under property, plant and equipment.

Subsequent costs

Costs for major maintenance or general repairs, as well as replacement of significant parts or property, plant and equipment are capitalized when identified as a separate component of the asset to which such maintenance, repair and replacement corresponds and are depreciated between one maintenance period and the other. Disbursements for minor maintenance, repairs and renewals incurred to maintain facilities in operating conditions are expensed.

Depletion, depreciation and amortization

Depletion, depreciation and amortization of capitalized costs related to wells and facilities for the production of crude oil and gas are determined by the units of production method by field, based on proved developed reserves. The rates used are reviewed annually based on an analysis of reserves and are applied retroactively at the beginning of the year. Capitalized costs of other plant and equipment are depreciated over their estimated useful lives, mainly using the straight-line method with an average useful life of 15 years for administrative buildings and between 3 and 5 years for the remaining assets. Ordinary withdrawals are eliminated against the respective accumulated depreciation; net gains or losses from extraordinary withdrawals are included in the statements of comprehensive income.

When parts of a property, plant and equipment asset have different useful lives, they are recorded separately as a significant component of that asset.

Depreciation methods and average useful lives of property, plant and equipment are reviewed annually. Land is not depreciated.

(e)	Costs associated with asset retirement obligations

The Company capitalizes estimated costs associated with obligations from retirement of assets used for exploration and crude oil and natural gas production activities, based on the future retirement plan for those assets. Cost is capitalized as part of the related long-lived asset and is amortized over its useful life with a charge to operating costs.

(f)	Inventories

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
December 31, 2010 and 2009
Materials and supplies are valued mainly at average cost, less an allowance for possible losses, and are classified into two groups: current assets and non-current assets.

(g)	Accounts receivable

Accounts receivable are accounted for according to price formulas established in the hydrocarbon purchase sale agreement between the mixed companies and PDVSA Petróleo, whereby the former undertake to sell and PDVSA Petróleo undertakes to buy all hydrocarbons produced that are not being used in their operations within the delimited operating areas. At December 31, 2010 and 2009, the Company does not expect to incur losses on uncollectible accounts and, therefore, has not set aside a provision in this connection other than those described in the hydrocarbon purchase sale agreement with PDVSA Petróleo.

(h)	Cash and cash equivalent

Petrodelta, S.A. considers as cash and cash equivalents time deposits and all other cash placements with original maturities of less than three months and available on a current basis which at December 31, 2010 and 2009 amounted to approximately US$3.465 thousands and US$3.062 thousands (Bs.14.901 thousands and Bs.6.582 thousands), respectively.

(i)	Impairment in the value of long-lived assets

Non-derivative financial assets

The Company asses the carrying amount of its financial assets at each reporting date to determine whether there is any objective evidence of impairment. A financial asset is impaired if there is objective evidence that one or more events have had a negative effect on the estimated future cash flows of the asset.

Objective evidence that financial assets are impaired can include default or lack of compliance from debtors, restructuring a balance due to the Company in terms that may not be considered in other circumstances, signs that a debtor or issuer declares bankrupt or the instrument no longer has a market.

Significant financial assets are reviewed individually to determine their impairment. The remaining financial assets with similar credit risk characteristics are evaluated as a group.

In evaluating impairment, the Company uses historical trends of the probability of defaults, timing of recoveries and the amount of loss incurred, adjusted for management’s judgment as to whether current economic and credit conditions are such that the actual losses are likely to be greater or less than the suggested by historical trends.

An impairment loss related to a financial asset is calculated as the difference between its carrying amount and the present value of the estimated future cash flows, discounted at the effective interest rate. Impairment losses are recognized in the statements of

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
comprehensive income. An impairment loss is reversed if the amount can be related objectively to an event occurring after the impairment loss was recognized.

Non-financial assets
The carrying amounts of non-financial assets, excluding inventory and deferred tax, are reviewed at each reporting date of the statement of financial position to determine whether evidence of impairment exists. If any such indication exists, then the recoverable value of the asset is estimated.
The recoverable value of an asset o cash-generating unit is the greater between its carrying value and its fair value, less direct selling expenses. When determining the carrying value, expected future net cash flows are discounted using present value techniques, using a discount rate before tax that reflects current market conditions over the time value of money and specific risks that the asset may bear. Impairment is determined by the Company based on cash-generating units, in accordance with its business segments, geographical locations and the final use of the production generated by each unit. A cash-generating unit is the assets grouped at the lowest levels for which there are separately identifiable cash flows. When evaluating impairment, goodwill acquired during business combinations is allocated among cash-generating units that are expected to benefit from combination synergies.
An impairment loss is recognized when the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount. Impairment loss is recognized in the statements of comprehensive income for the year and the asset cost is shown net of this impairment charge.
Impairment losses can be reversed only if the reversion is related to a change in the estimates used after the impairment loss was recognized. This reversion shall not exceed the book value of assets net of depreciation or amortization as if the impairment had never been recognized.
(j)	Income tax
Income tax expense comprises current and deferred income tax. Income tax expense is recognized in the results for each year, except to the extent that it relates to items that should be directly recognized in the other comprehensive income.
Current income tax is the expected tax payable based on the taxable income for the year, using the methodology established by current laws and tax rates at the reporting date and any adjustment to taxes payable from previous years. Current income tax payable also includes fiscal responsibility derived from dividends declared.
Deferred income tax is recognized using the balance sheet method. Deferred tax assets and liabilities are recognized by the timing differences that exist between assets and liabilities values presented in the statement of financial position and its corresponding fiscal value, as well as operating losses and tax credit carryforwards. The value of deferred tax assets and liabilities is determined based on tax rates expected to be applicable to taxable income for

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
the year in which temporary differences will be recovered or settled pursuant to law. The effect on deferred assets and liabilities of changes in tax rates is recorded in the results for the year in which such changes become effective.
A deferred tax asset is recognized only to the extent that future taxable income will be available for offsetting. Deferred tax assets are reviewed at each reporting date and reduced to the extent that it is no longer probable that the related tax benefit will be realized.
(k)	Provisions
A provision is recognized if, as a result of a past event, the Company has a present legal or constructive obligation that can be reliably estimated, and it is probable that an outflow of economic benefits will be required to settle the obligation. When the effect of the time value of money is significant, the provision is determined by applying a discount rate associated with the estimated payment terms, if the terms can be estimated reliably as well as the risk associated with those obligations.

Environmental issues
In conformity with the environmental policy established by PDVSA and current legislation, the Company recognizes a liability when costs are likely and can be reasonably estimated. Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures for past operations that do not contribute to generating current or future income are charged to expense. Recognition of these provisions coincides with the identification of an obligation for environmental remediation where the Company has sufficient information to determine a fair estimate of the respective cost. Subsequent adjustments to estimates, if necessary, are made upon obtaining additional information.

Asset retirement
Obligations associated with the retirement of long-lived assets are recognized at fair value on the date on which such obligation is incurred, based on future discounted cash flows. The fair values are determined based on current regulations and technologies.
Changes in fair values of obligations are added to or deducted from the cost of the respective asset. The adjusted depreciation amount of the asset is depreciated over its remaining useful life. Therefore, once its useful life has ended all subsequent changes in the fair value of the obligation are recognized in the statements of comprehensive income. The increase in the obligation for each year is recognized in the results of operations as financial expenses.

Litigation and other claims
Provision for litigations and claims are recognized in the event that legal action has been lodged, government investigations have been initiated and other legal actions are outstanding or subject to be filed in the future against the Company, as a result of past

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
events, which may result in a probable outflow of economic benefits to pay for that obligation which may be reliably estimated. The Company has no legal suits or claims that need to be recorded or disclosed at the date of the statements of financial position.

Damages to Land
Liabilities caused by damage to land resulting from the regular activities carried out by the Company to access the different existing areas or new, for which third-party property or economic activity can be or are affected causing the need to compensate the economic effects caused Are recorded when known the existence of the liability. As a result of the expansion of the activities in 2010, the Company caused damages to third parties and currently is in negotiation process with different owners. Management believes that potential liabilities reached U.S. $2,093 thousands (Bs.9.000 miles) and were included in the results of 2010.

(l)	Revenue recognition
Income from sales of crude oil and gas, are measured at fair value for the cash receipts or amounts to be received, net of commercial discounts and royalties on volumes transferred on behalf of the Republic of Venezuela, and is recorded in the statements of comprehensive income when risks and significant rights of ownership are transferred to PDVSA Petróleo and MPPEP as stipulated in the hydrocarbon purchase sale agreement. Income is recognized when it can be reasonably measured and it is probable that future economic benefits will flow to the Company. Income from activities other than the Company’s main business is recognized when realized. Income is not recognized when there is significant uncertainty as to the recoverability of the obligation acquired by the buyer. All of the Company results are from continuing operations.

(m)	Royalties, extraction taxes and other taxes

Royalties, extraction taxes and other related taxes are calculated according to the provisions of the Hydrocarbons Law and other laws regulating the oil industry (see Note 1 and 7) and are recognized in the statements of comprehensive income when caused.

(n)	Capital stock
Common shares are classified as equity. For the years ended December 31, 2010 and 2009, the Company has no preferred shares (See Note 14).

(o)	Share premium
The Company recognizes as share premium any excess in the value of contributions made by shareholders for Company incorporation over the par value at the incorporation date (See Note 14).

(p)	Legal reserve
The Venezuelan Code of Commerce requires companies to set aside 5% of their net income each year to a legal reserve until it reaches an amount equivalent to at least 10% of their capital stock in bolivars (See Note 14).

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
(q)	Other equity reserves
The Company has the policy of transferring from retained earnings to other equity reserves the balance of deferred tax account when the latter is an asset. This reserve is recognized in retained earnings to the extent that such asset gets realized when the temporary differences that gave rise to it are deducted for tax purposes and consequently would be available for dividend payments.

(r)	Dividend distribution
Dividend distribution to the Company’s shareholders is recognized as a liability in the financial statements in the period in which the dividends are approved by the shareholders of the Company and the corresponding shareholders minute is filed before the Register of Commerce.

(s)	Accounting estimates requiring a high degree of judgment
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
Reserves studies of crude oil and gas assigned to the Company has been updated as of November 30, 2010 by the superintendence of reservoir of the Company who possesses adequate technological elements necessary to determine reserves, and its impact in the statements of comprehensive income is being reflected as of December 31, 2010.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
Assessment of impairment in the value of property, plant and equipment
Management annually assesses impairment in the value of property, plant and equipment. The main key assumptions considered by management to determine the recoverable amount of property, plant and equipment were income projections, oil prices, royalties, operating and capital costs and the discount rate. Projections include proved developed reserves to be produced during the development period of production activities in the assigned fields. At December 31, 2010 and 2009, the Company has not identified impairment in the carrying value of property, plant and equipment as a result of these estimates.

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

(t)	Related party transactions
The Company does not disclose, as part of balances and transactions with related companies (See Note 21), transactions with government entities conducted in the normal course of business, the terms and conditions of which are consistently applied to other public and private entities and for which there are no other suppliers, i.e., electricity, telecommunications, taxes, etc.

(u)	Accrual for employee benefits
Following corporate instructions from PDVSA, the related company PDVSA, S.A. assumed the employer role for employees who accepted the transfer, and are working as assigned employees to Petrodelta, S.A. operations. According to this, PDVSA Petróleo, S.A. administer and prepare those employees’ payroll and invoice direct payroll and benefits to the Company, which recognize those costs against a liability to PDVSA Petróleo, S.A. The direct payroll and benefits costs are determined by PDVSA according the following policies:

Termination benefits
The Company accrues for its liability in respect of employee termination benefits based on the provisions of the Venezuelan Labor Law and the prevailing oil-sector collective labor agreement (See Note 22). Under certain circumstances, the Law provides for an additional indemnity for unjustified dismissals. Most of this accrual for indemnification has been deposited in trust accounts in the name of each employee.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
Profit sharing and bonuses
Liabilities in respect of labor benefits and bonuses for staff, vacation leaves, and other benefits are accounted for as incurred along with the staff’s provision of services.
During the years ended December 31, 2010 and 2009, the Company has not had direct employees and, therefore, has not recorded liabilities derived from these labor-related benefits except for the payroll related cost monthly billed to the Company by PDVSA Petróleos S.A..

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
Improvements made to the plan’s benefits, in connection with past service cost, are expensed in the statements of comprehensive income per the estimated period that, on average, will last until the moment said benefits will be paid in full. As said benefits fall under irrevocable acquired rights after approval, said expense is recorded, immediately, in the statements of comprehensive income.
The amount accounted for as income or expense is the share corresponding to the total of unrecorded actuarial earnings or loss in excess of 10% of the greater of these sums: a) the current value of liabilities in respect of those benefits defined as of that date; and b) the reasonable value of the plan’s assets as of that date. Said caps are computed and apply separately per each plan’s benefit so defined.

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

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
Past service cost and the actuarial income or loss are recorded by using the method set out in the retirement plan per the contract.

The provision for this concept is provided by PDVSA which is based on actuary studies.

(v)	New accounting standards not yet adopted

Certain new standards, amendments and interpretations to existing standards were not effective for the year ended December 31, 2010 and have not been applied in the preparation of the Company’s financial statements. The most important standards, amendments and interpretations for the Company are as follows:
-	In December 2010, the IASB published amendments to IAS 12 Income Taxes effective for accounting periods beginning on or after January 1, 2012. The amendments set out in Deferred Tax: Recovery of Underlying Assets, provides a practical solution to the problem by introducing a presumption that recovery of the carrying amount will, normally be through sale. As a result of the amendments, SIC-21 Income Taxes—Recovery of Revalued Non-Depreciable Assets would no longer apply to investment properties carried at fair value. The amendments also incorporate into IAS 12 the remaining guidance previously contained in SIC-21, which is accordingly withdrawn.

-	In October 2010, the IASB published amendments to IFRS 7 Financial Instruments Disclosure effective for accounting periods beginning on or after July 1, 2011. The amendments will allow users of financial statements to improve their understanding of transfer transactions of financial assets (for example, securitizations), including understanding the possible effects of any risks that may remain with the entity that transferred the assets. The amendments also require additional disclosures if a disproportionate amount of transfer transactions are undertaken around the end of a reporting period.

-	In May 2010, the IASB published improvements to International Financial Reporting Standards effective from January 1, 2011. The improvements consist of a mixture of substantive changes and clarifications in the following standards and interpretations considered most important for the Company: IFRS 7 Financial Instruments Disclosure; IAS 1 Presentation of Financial Statements and IAS 27 Consolidated and Separate Financial Statements.

-	In November 2009, the IASB published amendments is to IFRIC 14 Prepayments of a Minimum Funding Requirement, which has an effective date for annual periods beginning on or after January 1, 2011 and which itself is an interpretation of IAS 19 Employee Benefits. The amendment applies in the limited circumstances when an entity is subject to minimum funding requirements and makes an early payment of contributions to cover those requirements. The amendment permits such an entity to treat the benefit of such an early payment as an asset.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
-	In November 2009, the IASB published an amendment to IAS 24 Related Party Disclosures which is effective for annual periods beginning on or after January 1, 2011. IAS 24 was revised in 2009 by: (a) simplifying the definition of a related party, clarifying its intended meaning and eliminating inconsistencies from the definition and by (b) providing a partial exemption from the disclosure requirements for government-related entities.

-	In November 2009, the IASB issued IFRS 9 Financial Instruments, effective for annual periods beginning on or after January 1, 2013, with earlier application permitted. IFRS 9 replaces those parts of IAS 39 relating to the classification and measurement of financial assets. Key features are as follows:
•	Financial assets are required to be classified into two measurement categories: those to be measured subsequently at fair value, and those to be measured subsequently at amortized cost. The decision is to be made at initial recognition. The classification depends on the entity’s business model for managing its financial instruments and the contractual cash flow characteristics of the instrument.

•	An instrument is subsequently measured at amortized cost only if it is a debt instrument and both (i) the objective of the entity’s business model is to hold the asset to collect the contractual cash flows, and (ii) the asset’s contractual cash flows represent only payments of principal and interest (that is, it has only “basic loan features”). All other debt instruments are to be measured at fair value through profit or loss.

•	All equity instruments are to be measured subsequently at fair value. Equity instruments that are held for trading will be measured at fair value through profit or loss. For all other equity investments, an irrevocable election can be made at initial recognition, to recognize unrealized and realized fair value gains and losses through other comprehensive income rather than profit or loss. There is to be no recycling of fair value gains and losses to profit or loss. This election may be made on an instrument-by instrument basis. Dividends are to be presented in profit or loss, as long as they represent a return on investment.
The Company completed the analysis of these standards and determined no significant effects on its financial statements.

(w)	Recently adopted accounting pronouncements

The following standards and interpretations became effective during 2010:
-	In November 2009, the International Financial Reporting Interpretations Committee (IFRIC) issued IFRIC 19 Extinguishing Financial Liabilities with Equity Instruments effective from July 1, 2010 to provide guidance on how to account for the extinguishment of a financial liability by the issue of equity instruments. These

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
transactions are often referred to as debt for equity swaps. IFRIC 19 clarifies the requirements of International Financial Reporting Standards (IFRSs) when an entity renegotiates the terms of a financial liability with its creditor and the creditor agrees to accept the entity’s shares or other equity instruments to settle the financial liability fully or partially. IFRIC 19 clarifies that:
•	the entity’s equity instruments issued to a creditor are part of the consideration paid to extinguish the financial liability.

•	the equity instruments issued are measured at their fair value. If their fair value cannot be reliably measured, the equity instruments should be measured to reflect the fair value of the financial liability extinguished.

•	the difference between the carrying amount of the financial liability extinguished and the initial measurement amount of the equity instruments issued is included in the entity’s profit or loss for the period.
-	In June 2009, the IASB issued amendments to IFRS 2 Share-based Payment that clarify the accounting for group cash-settled share-based payment transactions. The amendments clarify how an individual subsidiary in a group should account for some share-based payment arrangements in its own financial statements. In these arrangements, the subsidiary receives goods or services from employees or suppliers but its parent or another entity in the group must pay those suppliers. The amendments clarifies that:
•	An entity that receives goods or services in a share-based payment arrangement must account for those goods or services no matter which entity in the group settles the transaction, and no matter whether the transaction is settled in shares or cash.

•	In IFRS 2 a ‘group’ has the same meaning as in IAS 27 Consolidated and Separate Financial Statements, that is, it includes only a parent and its subsidiaries.

•	The amendments to IFRS 2 also incorporate guidance previously included in IFRIC 8 Scope of IFRS 2 and IFRIC 11 IFRS 2—Group and Treasury Share Transactions. As a result, the IASB has withdrawn IFRIC 8 and IFRIC 11.
-	In April 2009, the IASB published improvements to International Financial Reporting Standards. The improvement included amendments to certain existing standards and interpretations. Amendments to IFRS 2, IAS 38, IFRIC 9 and IFRIC 16 are effective for annual periods beginning on or after July 1, 2009, and amendments to IFRS 5, IFRS 8, IAS 1, IAS 7, IAS 17, IAS 36 and IAS 39 are effective for annual periods beginning on or after January 1, 2010. The improvements consist of a mixture of substantive changes and clarifications to the following standards and interpretations: IFRS 2 Share-based Payment clarifying that contributions of businesses in common control transactions and formation of joint ventures are not within the scope of IFRS 2; IFRS 5 Non-current Assets held for sale and discounted operations clarifying disclosure requirements set by this and other standards for non-current assets (or disposal groups) classified as held for

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
sale or discontinued operations; IFRS 8 Operating Segments amending disclosure requirements for a measure of segment assets; IAS 1 Presentation of Financial Statements amending regarding non-current/current classification of liabilities settled by equity instruments; IAS 7 Statement of Cash Flows clarifying that only expenditures that result in a recognized asset are eligible for classification as investing activities; IAS 17 Leases clarifying the considerations for classification of land leases and setting out transition requirements for reclassification of unexpired leases; IAS 18 Revenue providing additional guidance for determining whether an entity acts as a principal or an agent; IAS 36 Impairment of Assets clarifying that a cash generating unit shall not be larger than an operating segment before aggregation; IAS 38 Intangible Assets amended regarding measurement of fair value of intangible assets acquired in a business combinations, providing additional guidance on techniques used in the absence of an active market; IAS 39 Financial Instruments amended to exclude from its scope certain forward contracts resulting in business combinations, to clarify the period of reclassifying gains or losses on the hedged instruments from equity to profit or loss and to provide guidance for circumstances when prepayment options are closely related to the host contract; IFRIC 9 Reassessment of Embedded Derivatives clarifying that embedded derivatives in contracts acquired in common control transactions and formation of joint ventures are not within the scope of IFRIC 9; and IFRIC 16 Hedges of a Net Investment in a Foreign Operation amended for removal of the restriction that hedging instruments may not be held by the foreign operation that itself is being hedged.
The Company’s accounting policies have been revised and modified, when necessary, to adopt the requirements established in these new standards or interpretations. Adoption of these standards and interpretations did not significantly affect the Company’s financial statements.
(4)	Exchange Agreement with the Central Bank of Venezuela (BCV)
On January 8, 2010, Official Gazette 39,342 was published containing Foreign Exchange Agreement No. 14, effective as of January 11, 2010, establishing exchange rates for the purchase and sale of currency, other than local currency, for legal entities as follows:
•	Payment in currency, other than local currency, transactions aimed at imports by the sector of food, health, education, machinery and equipment and science and technology, as well as payments for the activities of the public sector not related to petroleum, will be made at an exchange rate of Bs.2.60 per U.S. Dollar; payments of all other foreign currency sale transactions will be made at an exchange rate of Bs.4.30 per U.S. Dollar.

•	Payment of purchase of currency, other than local currency, obtained: i) by the public sector, other than those originating from hydrocarbon imports regulated by Foreign Exchange Agreement 9, will be made at an exchange rate of Bs.2.5935 per U.S. Dollar; and ii) the remaining purchases of foreign currency will be made at an exchange rate of Bs.4.2893 per U.S. Dollar.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
•	Payment of currency purchase, other than local currency, transactions, originating from export of hydrocarbons, regulated under Foreign Exchange Agreement No. 9, will be made at an exchange rate of Bs.4.2893 and Bs.2.5935 per U.S. Dollar, pursuant to the provisions of the BCV, and proportions determined by that entity for payment of sale transactions. An exchange rate of Bs.2.5935, per U.S. Dollar will be applicable to at least 30% of those currencies purchase transactions, other than the local currency (see note 18).
The previous paragraph is applicable to mix companies affiliates of PDVSA.

In addition, this Agreement enables legal entities, other than PDVSA, in the area of exports of goods and services to withhold and manage up to thirty percent (30%) of income in foreign currency from the exports made; this percentage will be used to cover expenses from export activities other than long-term debt. This Agreement also established that purchase and sale transactions of foreign currency with payment requested to the BCV before the effective date will be paid at an exchange rate of Bs.2.14 per U.S. Dollar and Bs.2.15 per U.S. Dollar, respectively, as established in Foreign Exchange Agreement No. 2, dated March 1, 2005.

In May 2010, the Venezuelan Government established the Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) for exchanging Bolivars. SITME’s purpose is to assist companies and individuals requiring foreign currency (U.S. Dollars) for the import of goods and services into Venezuela. SITME may also be used for buying or selling of Venezuela’s bonds. The Company does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.

On December 30, 2010, Foreign Exchange Agreement No. 14, effective as of January 1, 2011, was published in Official Gazette 39,584. This Agreement sets the exchange rate at Bs.4.2893 per U.S. Dollar for purchases and Bs.4,30 per U.S. Dollar for sales. This resolution supersedes Foreign Exchange Agreement No. 14, dated January 8, 2010, published in Official Gazette of the Bolivarian Republic of Venezuela 39,342, dated January 8, 2010; as well as Foreign Exchange Agreements No. 15, No. 16, No. 17, and any other provision that may come into conflict with this Foreign Exchange Agreement.

The pronouncement of the Exchange Agreement No. 14 did not have an effect on the Company’s right to maintain foreign currency funds at financial institutions outside the country on revenues proceeds from sale of crude in order to make payments and disbursements outside the Bolivarian Republic of Venezuela.

On November 21, 2005, the Ministry of Finance and BCV published Exchange Agreement No. 9, in the Official Gazette No. 38,318, later revised on March 22, 2007 and published in the Official Gazette No. 38.650, which establishes that foreign currency obtained from hydrocarbon exports, including gaseous hydrocarbons, must be sold to BCV, except for foreign currency earmarked for activities conducted by PDVSA in conformity with the BCV Law Reform. Under this agreement, PDVSA and its subsidiaries may not maintain foreign currency funds in Venezuela for more than 48 hours, and establishes how these funds will be used by PDVSA and monthly information to be presented to BCV in respect of foreign

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
currency flows generated by its activities, asset and liability positions in foreign currency, and payments made by PDVSA abroad.
(5)	Determination of Fair Values
Certain of the Company’s accounting policies and disclosures require the determination of fair values for financial and non-financial assets and liabilities. Fair values have been estimated for purposes of valuation and disclosure using available market information and appropriate valuation methods. When applicable, additional information on fair value estimates of assets and liabilities is disclosed in the specific notes to the statements of financial position.

Non-derivative current financial assets and liabilities

The carrying amounts of financial assets and liabilities included in prepaid expenses and other assets, accounts receivable, cash and cash equivalents and accounts payable to suppliers approximate their fair value because of the short-term maturities of these instruments.

The fair value of recoverable tax credits and other liabilities has been determined by discounting net cash flows expected to be generated by the asset, using interest rates applicable in the monetary market (see note 7-k).

The net carrying value of the account payable to PDVSA approximates the estimated fair value since its payment depends on the volume and nature of transactions conducted by the Company with the parent Company and its subsidiaries.

Derivative financial assets and liabilities

The fair value of derivative financial instruments is based on the amount that the Company will receive or pay to terminate the agreements, taking into account current commodity prices, interest rate and the current creditworthiness of the parties involved. During the years ended December 31, 2010 and 2009, the Company did not engage in operations involving derivative financial instruments.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
Non-derivative financial obligations

The fair value of non-derivative financial obligations, which is determined for disclosure purposes, is calculated based on information provided by financial institutions and the present value of future principal and interest cash flows, discounted at the market interest rate at the reporting date, based on the inherent risk of those obligations.
(6)	Financial Risk Management
Local and international conditions, such as recession periods, inflation, interest rates, devaluation, and hydrocarbon price volatility may have a significant effect on the Company’s financial position. The Company is exposed to a variety of financial risks: market risk (including exchange rate fluctuation risk, interest rate risk and price risk), liquidity risk and capital risk. Financial instruments exposed to concentration of credit risk consist primarily of cash and trade accounts receivable.

At December 31, 2010 and 2009, the Company’s cash is placed with a local and foreign financial institution. In addition, there is some concentration of credit risk in trade accounts receivable since all crude oil and gas produced is sold to PDVSA Petróleo.

Market risk

Market risk is the risk that changes in market prices, including foreign exchange rates, interest rates or sales prices, will affect the Company’s income or the value of its financial instruments. The Company’s general risk management focuses on the uncertainty surrounding financial markets and seeks to minimize the potential adverse effects on the Company’s performance.

The Company is exposed to risks stemming from changes in the sale price of hydrocarbons, which depend on external market factors. At December 31, 2010 and 2009, hydrocarbon sales prices are calculated based on predetermined formulas that consider the price of hydrocarbons in different international markets. Price fluctuations may have a significant impact on the Company’s income. At December 31, 2010 and 2009, the Company has no mechanisms in place to protect against exposure to hydrocarbon sales price fluctuations.

In addition, the Company operates in Venezuela and is exposed to foreign exchange risk from variations in the exchange rate of the Venezuelan Bolívar relative to the U.S. Dollar. Foreign exchange risk is mainly derived from future commercial operations and assets and liabilities shown in bolivars.

The Company has accounts receivable from PDVSA which earn interest on arrears 45 days after bills are due and are, therefore, exposed to interest rate fluctuation.

Liquidity risk

Handling prudently liquidity risk implies maintaining sufficient funds in cash and short term marketable securities, as well as having working capital credit facility available. The Company permanently evaluates its future cash flows through short and long term projections from

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
estimated sales and cash requirements which correspond mainly to operation and maintenance of production facilities.

Capital risk management

The Company is focused on safeguarding its ability to continue as a going concern in order to provide returns for the shareholders and maintain an optimal capital structure to reduce capital costs. In order to maintain or adjust the capital structure, the Company may adjust the amount of dividends paid to shareholders, return capital to shareholders or issue new shares.
(7)	Taxes and royalties
Below is a summary of taxes affecting the Company’s operations, stated in thousands:

	Years ended December 31,
	2010	2009	2008	2010	2009	2008
	U.S. Dollars			Bolivars
Income tax expense (benefit):
Estimated income tax expense	189,780	105,868	69,374	816.054	227,616	149,154
Deferred income tax (benefit) expense	72,568	(43,922)	(52,560)	312,042	(94,432)	(113,004)

Total income tax expense	262,348	61,946	16,814	1,128.096	133,184	36,150

	Years ended December 31,
	2010	2009	2008	2010	2009	2008
	U.S. Dollars			Bolivars
Royalties, extraction tax, surface and windfall taxes:
Royalty on oil production	181,252	135,442	138,311	779,384	291,200	297,369
Royalty on gas production	1,824	2,483	11,294	7,843	5,338	24,282
Royalty for the municipalities	6,789	8,613	10,687	29,193	18,518	22,977
Royalty for endogenous development projects	13,578	6,935	5,343	58,385	14,910	11,487
Surface tax	201	1,946	1,596	865	4,184	3,431
Windfall tax	14,116	882	56,377	60,697	1,896	121,211
Accrual for investments in social project	1,059	1,380	1,559	4,555	2,968	3,352

Total royalties, surface tax and other taxes	218,819	157,681	225,167	940,922	339,014	484,109

(a)	Income tax

Reconciliation between the nominal and the effective income tax rates for each year is shown below:

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009

		Years ended December 31,
		2010			2009			2008
		Thousands			Thousands			Thousands
		U.S.			U.S.			U.S.
	%	Dollars	Bolivars	%	Dollars	Bolivars	%	Dollars	Bolivars

Profit before tax:
Net profit		77,683	334,037		143,284	308,051		121,217	260,617
Income tax expense		262,348	1,128,096		61,946	133,184		16,814	36,150

Profit before tax		340,031	1,462,133		205,230	441,245		138,031	296,767

Oil-sector nominal income tax rate	50	170,016	731,067	50	102,615	220,622	50	69,016	148,383

Tax inflation adjustment	(5)	(16,325)	(70,198)	(11)	(23,096)	(49,656)	(28)	(38,697)	(83,199)

Deferred income tax	21	72,568	312,042	(21)	(43,922)	(94,432)	(38)	(52,560)	(113,004)

Non-deductible provisions and other	11	36,089	155,185	13	26,349	56,650	28	39,055	83,970

Effective rate	77	262,348	1,128,096	30	61,946	133,184	12	16,814	36,150

The increase in the effective tax rate is mainly attributable to:
-	Increase in taxable income as a result of accounting for variation in the foreign exchange rate that had an impact on the income tax expense calculated for companies with monetary assets and liabilities denominated in currencies other than bolivar.

-	Decrease on deferred tax assets as a result of the difference calculated between the financial base and the taxable base of property, plant and equipment.
(b)	Tax loss carryforwards

The current Income Tax Law allows tax losses to be carried forward for three years to offset future taxable income, except losses resulting from the application of the fiscal inflation adjustment, which can be carried forward one year.

(c)	Tax inflation adjustment

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

(d)	Transfer pricing

According to the Income Tax Law, taxpayers subject to this tax that conduct import, export and loan transactions with related parties abroad are required to calculate income, costs and deductions applying the methodology set out in the Law. The Company conducts no transactions with related parties abroad.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
(e)	Income tax rate

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

(f)	Deferred income tax

The components of deferred income tax expense at December 31, 2009 and 2010 shown in the results of each year are as follows (in thousands):
2010:

			Movement during the year 2010,				Net deferred
			Income (Loss)	Effect for			tax at
			Recognized	variation in			December 31,
	2009		In results for	the exchange	2010		2010
	Asset (Liability)		the year	rate	Asset (Liability)		(see Note 14)

In U.S. Dollars-

Accounts receivable		(2,653)	4,527	1,326	3,200	—	3,200
Property, plant and equipment	104,556	—	(86,372)	—	18,184	—	18,184
Inventories	4,520	—	(5,507)	—	—	(987)	(987)
Accruals and other payables	34,822	—	14,784	(11,307)	38,821	(522)	38,299

	143,898	(2,653)	(72,568)	(9,981)	60,205	(1,509)	58,696

In Bolivars-

Accounts receivable	—	(5,704)	19,464	—	13,760	—	13,760
Property, plant and equipment	224,796	—	(371,400)	224,795	78,191	—	78,191
Inventories	9,717	—	(23,680)	9,719	—	(4,244)	(4,244)
Accruals and other payables	74,867	—	63,572	26,247	166,930	(2,244)	164,686

	309,380	(5,704)	(312,044)	260,761	258,881	(6,488)	252,393

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
2009:

					Net deferred
		Income (Loss)			tax at
		Recognized			December 31,
	2008	In results for	2009		2009
	Asset	the year	Asset (Liability)		(see Note 14)

In U.S. Dollars-

Accounts receivable	—	(2,653)	—	(2,653)	(2,653)
Property, plant and equipment	66,004	38,552	104,556	—	104,556
Inventories	5,184	(664)	4,520	—	4,520
Accruals and other payables	26,135	8,687	34,822	—	34,822

	97,323	43,922	143,898	(2,653)	141,245

In Bolivars-

Accounts receivable	—	(5,704)	—	(5,704)	(5,704)
Property, plant and equipment	141,909	82,887	224,796	—	224,796
Inventories	11,145	(1,428)	9,717	—	9,717
Accruals and other payables	56,190	18,678	74,868	—	74,868

	209,244	94,433	309,381	(5,704)	303,677

(g)	Royalties

According with the Venezuelan Hydrocarbon Law (LOH), royalties are paid based on crude oil produced and associated natural gas processed in Venezuela. Volumes of hydrocarbons produced in traditional areas are taxed with a 30% rate.

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

The Company pays MPPEP a 30% royalty in kind for crude oil produced and associated natural gas transferred to PDVSA Petróleo, S.A. Royalty expenses for 2010, 2009 and 2008 amounted to US$183,076 thousands, US$137,925 thousands and US$149,605 thousands (Bs.787,227 thousands, Bs.296,538 thousands and Bs.321,651 thousands), respectively, included in the statements of comprehensive income under Royalties.

(h)	Extraction tax

The Venezuelan Hydrocarbon Law Reform establishes a rate equivalent to 33.33% of the value of all liquid hydrocarbons extracted from any reservoir, calculated on the same basis as for royalties. In determining this tax, the taxpayer may deduct the amount that would have been paid for royalty, including the additional royalty paid as special advantage. This tax is

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
effective since 2006. The Company incurred no tax in this connection for 2010, 2009 and 2008.

(i)	Surface tax

The Venezuelan Hydrocarbon Law establishes a surface tax equivalent to 100 tax units for each square kilometer or fraction thereof per year for licensed areas that are not under production. This tax will increase by 2% during the first five years, and by 5% during all subsequent years. Company management considers that there are no nonproductive areas. Petrodelta, S.A. incurred in this tax during 2010, 2009 and 2008 for US$201 thousands, US$1,946 thousands and US$1,596 thousands (Bs.865 thousands, Bs.4,184 thousands and Bs.3,431 thousands), respectively, included in the statements of comprehensive income under royalties.

(j)	General consumption tax

The Venezuelan Hydrocarbon Law Reform establishes an internal consumption tax equivalent to 10% of the value of each cubic meter of hydrocarbon derivatives produced and consumed as fuel in internal operations, calculated on the final selling price. Company management considers that, other than associated gas, no hydrocarbon derivatives are consumed.

(k)	Value added tax (VAT)

A Partial Reform of the Value Added Tax Law was published in Official Gazette No. 38,632 on February 26, 2007 changing the applicable tax rate from 14% to 11% as from March 1 until June 30, 2007 and to 9% as from July 1, 2007.

On March 26, 2009, under Official Gazette No. 39,147 modification of applicable tax rate to 12% was published, having effect from April 1, 2009.

The VAT Law establishes an exemption on trading of certain hydrocarbon-derived fuels. Recoverable amounts bear no interest.

Below is a summary of the movement of recoverable tax credits (in thousands):

	December 31,
	2010	2009	2010	2009
	U.S. Dollars		Bolivars
Recoverable amounts at the beginning of the year	17,922	9,604	38,532	20,649
Generated during the year	8,443	10,110	36,307	21,736
Adjustment to net realizable value	(3,951)	(1,792)	(16,990)	(3,853)
Effect for variation in the exchange rate	(8,961)	—		—

Recoverable amounts at end of the year	13,453	17,922	57,849	38,532

Non-current portion of recoverable tax credits	8,072	10,753	34,710	23,119

Current portion of recoverable tax credits	5,381	7,169	23,139	15,413

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
At December 31, 2010 and 2009, the Company adjusted the amount of recoverable tax credits to the net realizable value applying a discount rate for assets deterioration of 13.098%. This rate is calculated by its main shareholder annually with the financial statements of the prior year and using outside parameters updated each year. At December 31, 2010 and 2009, the adjustment for US$3,951 thousands and US$1,792 thousands (Bs.16,990 thousands and Bs.3,853 thousands), respectively, is included in the statements of comprehensive income under the category of financial expenses.

(l)	Law on Special Contributions over Extraordinary Prices of the International Hydrocarbons Market

In April 2008, the Venezuelan government, by means of a decree-law, established a special contribution over extraordinary prices of the international hydrocarbons market, amended in July 2008, which levies the sale of crude oil whenever the average price for the month in question of the Venezuelan oil production exceeds the price of US$70/barrel. The amount of said contribution equals 50% of the difference resulting of the average price per month and the aforementioned cap of US$70/barrel. In addition, this decree-law sets forth that whenever the average price per month exceeds the price of US$100/barrel, the total amount of said special contribution will be equivalent to 60% of the above defined difference. Petrodelta, S.A. incurred in this tax during 2010, 2009 and 2008 for US$14,116 thousands, US$882 thousands and US$56,377 thousands (Bs.60,697 thousands, Bs.1,896 thousands and Bs.121,211 thousands), respectively, included in the statements of comprehensive income under royalties.

m)	Other taxes

The Company is subject to special advantage taxes, which are determined based on: a) an interest as additional royalty of 3.33% on volumes of hydrocarbons extracted in the delimited areas assigned to Petrodelta S.A., and b) an amount equivalent to the difference, if any, between (i) 50% of the value of the hydrocarbons extracted in the delimited areas assigned to Petrodelta S.A. in each calendar year and (ii) the sum of payments made by the mixed companies to the Bolivarian Republic of Venezuela, for activities developed during the calendar year, for royalties on hydrocarbons and investments in endogenous development projects, equivalent to 1% of pre-tax income. Taxes for special advantages must be paid before April 20 of each year, pursuant to Exhibit F of the Agreement for Conversion into a Mixed Company. In relation to a) above, Petrodelta, S.A. incurred in this tax during 2010, 2009 and 2008 for US$20,367 thousands, US$15,548 thousands and US$16,030 thousands (Bs.87,578 thousands, Bs.33,428 thousands and Bs.34,464 thousands), respectively, included in the statements of comprehensive income under royalties. In relation to b) above, at December 31, 2010, 2009 and 2008, this special advantage tax was lower than what the Company paid and accrued for royalties and special advantages tax.

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
December 31, 2010 and 2009
take place and 2.22% for a special fund to be administered by the Executive branch to finance endogenous development projects.
(8)  Property, Plant and Equipment, Net
Property, plant and equipment, net at December 31 comprises the following (in thousands):

U.S. Dollars —

	Wells and		Asset
	production	Construction	retirement	Furniture and	Strategic
	facilities	in progress	obligations	equipment	inventories	Total
Cost:

Balances at December 31, 2008	211,660	30,946	16,279	3,737	10,272	272,894
Additions	—	77,696	—	3,729	—	81,425
Transfers	75,730	(75,730)	—	—	—	—
Strategic Inventories	—	—	—	—	1,842	1,842
Assets retirement obligations	—	—	3,603	—	—	3,603

Balances at December 31, 2009	287,390	32,912	19,882	7,466	12,114	359,764
Additions	—	98,650	—	3,149	—	101,799
Transfers and capitalization	52,807	(52,807)	—	—	—	—
Divestiture of Assets	(35)	—	—	—	—	(35)
Strategic inventories	—	—	—	—	(7,018)	(7,018)
Asset retirement obligations	—	—	2,043	—	—	2,043

Balances at December 31, 2010	340,162	78,755	21,925	10,615	5,096	456,553

Depreciation and amortization:

Balances at December 31, 2008	55,721	—	3,629	1,784	—	61,134
Depreciation and amortization	30,198	—	1,895	1,095	—	33,188

Balances at December 31, 2009	85,919	—	5,524	2,879	—	94,322
Depreciation and amortization	36,490	—	2,677	1,262	—	40,429
Divestiture of Assets	(14)	—	—	—	—	(14)

Balances at December 31, 2010	122,395	—	8,201	4,141	—	134,737

Total net cost at December 31, 2010	217,767	78,755	13,724	6,474	5,096	321,816

Total net cost at December 31, 2009	201,471	32,912	14,358	4,587	12,114	265,442

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
Bolivars-

	Wells and		Asset	Furniture
	production	Construction	retirement	and	Strategic
	facilities	in progress	obligations	equipment	inventories	Total
Cost:

Balances at December 31, 2008	455,069	66,534	35,000	8,035	22,085	586,723
Additions	—	167,046	—	8,017	—	175,063
Transfers	162,820	(162,820)	—	—	—	—
Strategic Inventories	—	—	—	—	3,960	3,960
Assets retirement obligations	—	—	7,746	—	—	7,746

Balances at December 31, 2009	617,889	70,760	42,746	16,052	26,045	773,492
Additions	—	424,196	—	13,541	—	437,737
Transfers	227,070	(227,070)	—	—	—	—
Retirement	(151)	—	—	—	—	(151)
Strategic inventories	—	—	—	—	(30,177)	(30,177)
Asset retirement obligations	—	—	8,785	—	—	8,785
Effect for variation in the presentation currency	617,889	70,760	42,746	16,052	26,045	773,492

Balances at December 31, 2010	1,462,697	338,495	94,277	45,645	21,913	1,963,178

Depreciation and amortization:

Balances at December 31, 2008	119,800	—	7,802	3,836	—	131,438
Depreciation and amortization	64,926	—	4,074	2,354	—	71,354

Balances at December 31, 2009	184,726	—	11,876	6,190	—	202,792
Depreciation and amortization	156,907	—	11,511	5,427	—	173,845
Retirement	(60)	—	—	—	—	(60)
Effect for variation in the presentation currency	184,726	—	11,876	6,190	—	202,792

Balances at December 31, 2010	526,299	—	35,263	17,807	—	579,369

Total net cost at December 31, 2010	936,398	338,495	59,014	27,838	21,913	1,383,809

Total net cost at December 31, 2009	433,163	70,760	30,870	9,862	26,045	570,700

During the years ended December 31, 2010 and 2009, the Company made additions to production assets and construction in progress for approximately US$101,799 thousands and US$81,425 thousands (Bs.437,733 thousands and Bs.175,062 thousands), respectively.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
During 2010 and 2009, the Company assessed asset impairment, taking into account new market and business conditions, and determined that there was no evidence of impairment of production assets.
At December 31, 2010 and 2009, accruals and other payables include US$2,043 thousands and US$3,603 thousands (Bs.8,782 thousands and Bs.7,745 thousands), respectively, in respect of the accrual for asset retirement obligations (See Note 9).
The balance of construction in progress mainly comprises investment projects for exploration and production activities related to drilling, maintenance, electrical systems, pipelines, well reconditioning and adaptation, expansion and infrastructure aimed at maintaining production capacity and adapting the infrastructure to production levels set out in the Corporation’s business plan. At December 31, 2010 and 2009, the balance of construction in progress for investments related to the aforementioned activities amounts to approximately US$78,755 thousands and US$32,912 (Bs.338,647 thousands and Bs.70,760 thousands).
(9)  Accrual for Asset Retirement Obligations
The movement of the accrual for asset retirement obligations at December 31 is shown below (in thousands):

	U.S. Dollars	Bolivars
Balance at December 31, 2008	19,174	41,224

Change on estimation	3,603	7,746
Financial cost	1,639	3,524

Balance at December 31, 2009	24,416	52,494

Change on estimation	2,043	8,785
Financial cost	3,339	14,358
Effect for variation in the presentation currency	—	52,494

Balance at December 31, 2010	29,798	128,131

During 2010, Company management reviewed, based on new information, estimates on assumptions used for calculating the provision for abandonment costs.
At December 31, 2010 and 2009, the variation of the estimation in of the provision for well abandonment cost of US$2,043 thousands and US$3,603 thousands (Bs.8,782 thousands and Bs.7,745 thousands) is included in the balance of property, plant and equipment (See Note 8). The Petrodelta, S.A. business plan as of December 31, 2010, contemplates the realization of hydrocarbons drilling and production activities until the year 2027; therefore, the accrual for asset retirement obligations was calculated based on the disbursements for this concept during this period.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
(10)  Prepaid Expenses and Other Assets
Prepaid expenses and other assets comprise the following (in thousands):

	December 31,
	2010	2009	2010	2009
	U.S. Dollars		Bolivars
Prepaid insurance	293	458	1.260	984
Prepaid services	72	62	310	134
Prepaid rent	42	39	182	84

	407	559	1,752	1,202

(11)  Inventories
A summary of inventories is shown below (in thousands):

	December 31,
	2010	2009	2010	2009
	U.S. Dollars		Bolivars
Materials and supplies, net	30,093	33,586	129,400	72,210

	30,093	33,586	129,400	72,210

Less: Materials and supplies classified under other non-current assets (see Note 8)	5,096	12,114	21,913	26,045

	24,997	21,472	107,487	46,165

(12)  Accounts Receivable
Accounts receivable comprise the following (in thousands):

	December 31,
	2010	2009	2010	2009
	U.S. Dollars		Bolivars
Related parties (see Note 21)	499,313	361,137	2,147,046	776,445
Current portion of recoverable tax credits (see Note 7 — (k) and 19)	5,381	7,169	23,139	15,413
Other	1,662	673	7,145	1,447

	506,356	368,979	2,177,331	793,305

During the years ended December 31, 2010 and 2009, the Company offset accounts receivables and payables between PDVSA and its affiliates, including CVP with the Company in the amounts approximately of US$281 million and US$419 million, respectively (See Note 21):

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
(13)  Cash and cash equivalents
Cash and cash equivalent comprises the following (in thousands):

	December 31,
	2010	2009	2010	2009
	U.S. Dollars		Bolivars
Cash on hand	5	3	22	6
Cash at banks	3,460	3,059	14,878	6,577

	3,465	3,062	14,900	6,583

(14)  Equity
Capital stock

At December 31, 2010 and 2009, the Company’s nominal capital stock is represented by 1,500,000 common shares, fully authorized and paid in, with a par value of US$4.65 each (Bs 10 each).

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

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
During 2008, the Company has set aside a legal reserve of approximately US$651 thousands, equivalent to Bs.1,400 thousands, equivalent to 10% of capital stock.

Deferred tax asset equity reserve

In June 2009, CVP issued instructions to all mixed companies regarding the accounting for deferred tax assets. The mixed companies have been instructed to set up a reserve within the equity section of the balance sheet for deferred tax assets. The setting up of the reserve had no effect on the Company financial position, results of operations or cash flows. However, the new reserve reduces the amount of reserves available to pay dividends in the future. Changes in the deferred tax asset are recorded in appropriation to (transfer from) other reserves.

On August 2009, the Board of Directors of the Company approved the creation of the deferred tax asset equity reserve with retained earnings accumulated to end of June 2009 for US$116,273 thousands (Bs.249,987 thousands). At December 31, 2010 and 2009, management has recorded as equity reserve and amount equal to the balance of deferred tax asset at that date equivalent to US$58,696 thousands and US$141,245 thousands (Bs.252,394 thousands and Bs.303,676 thousands) respectively (see Note 7-f), which has been approved by the Board of Directors of the Company.

Share premium

The share premium is in respect of contributions of fixed assets and inventories made by shareholders in conformity with the Agreement for Conversion into a Mixed Company, whose value exceeds the par value of common shares issued. At December 31, 2010 and 2009, the share premium amounts to approximately US$212,451 thousands, equivalent to approximately Bs.456,770 thousands, included in equity.

Class “A” share premiums are in respect of fixed assets contributed by CVP. The value of this share premium amounts to approximately US$191,206 thousands, equivalent to approximately Bs.411,093 thousands, pursuant to Exhibit H of the Agreement for Conversion into a Mixed Company.

Class “B” share premiums are in respect of fixed assets and inventories contributed by HNR Finance. The value of this share premium amounts to approximately US$21,245 thousands, equivalent to approximately Bs.45,677 thousands, pursuant to Exhibit G of the Agreement for Conversion into a Mixed Company.

In conformity with the Company’s bylaws, in case of Company liquidation, all assets will be transferred only to the Class “A” shareholder.

Dividends

On May 22, 2008, the shareholders resolved to pay dividends of US$181,325 thousands, equivalent to Bs.389,846 thousands, out of retained earnings as of December 31, 2007.

On August 28, 2008, the shareholders resolved to pay dividends in advance based on retained earnings as the end of June 2008 of US$51,876 thousands, equivalent to Bs.111,533

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
thousands. The dividend in advance approved was paid to HNR Finance for its share in the Company in the amount of US$20,750 thousands, equivalent to Bs.44,612 thousands. At December 31, 2009 the Company decided to record the dividend in advance against retained earnings at the end of 2009, recording as dividends payable the unpaid portion to CVP for an amount of US$31,126 thousands equivalent to Bs.66,921 thousands.
On August 4, 2010, the shareholders resolved to pay dividends based on retained earnings as of December 31, 2009 in the amount of US$30,550 thousands (Bs.131,365 thousands). The dividend approved was paid on October 2010 to HNR Finance for its share in the Company in the amount of US$12,220 thousands (Bs.52,546 thousands). At December 31, 2010 the portion of the dividend corresponding to CVP for US$18,330 thousands (Bs.8,819 thousands) is recorded in the statements of financial position as a dividend payable.
In November 2010, the Board of Directors of the Company endorsed a proposal to declare and distribute dividends for the amount of US$30,550 thousands (Bs.131,365 thousands) approximately. This dividend is in process of approval by the shareholders of the Company in order to file the corresponding minute before the Registry of Commerce to proceed to recognize the liability in the statement of financial position (see Note 24).

Effect for variation of the exchange rate in the presentation currency
The statement of changes in equity expressed in bolivars for the year ended December 31, 2010, includes the following effect originated for the variation of the official exchange rate when converting the financial statements from U.S. Dollars, (functional currency) to bolivars (presentation currency), in conformity with IAS 21 (see note 3-b) (in thousands):

	Balances as of December 31, 2010
		Bolivars before	Bolivars after
		translation	translation	Translation
	U.S. Dollars	adjustment	adjustment	adjustment
Capital stock	6,977	15,000	30,000	15,000
Shares premium	212,451	456,770	913,540	456,770
Legal reserve and other reserves	141,943	305,177	610,354	305,177
Retained earnings	70,729	152,068	304,136	152,068

	432,100	929,015	1,858,030

Translation adjustment				929,015

At the Board of Director meeting dated 10 March 2011 it was approved the proposal to submit for consideration to the Shareholders the distribution of the cumulative translation adjustment account to the different accounts of the equity (See Note 24).
(15)	Accounts Payable
Accounts payable comprise the following (in thousands):

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009

	December 31,
	2010	2009	2010	2009
	U.S. Dollars		Bolivars
Trade	21,022	35,021	90,395	75,295
Related parties (see Note 21)	31,073	70,311	133,614	151,169

Total	52,095	105,332	224,009	226,464

Foreign currency and liquidity risk exposure in respect of accounts payable to suppliers is shown in Note 19.
(16)	Accruals and Other Payables
Accruals and other payables at December 31 comprise the following:

	December 31,
	2010	2009	2010	2009
	U.S. Dollars		Bolivars
Royalties	30,842	49,277	132,621	105,945
Provision for abandonment cost (See Note 9)	29,798	24,416	128,131	52,494
Provision for retirement benefits	8,444	9,184	36,309	19,746
Endogenous and social development	3,922	5,728	16,865	12,315
Antidrug National Fund	7,418	6,392	31,897	13,743
Science and Technology (LOCTI)	4,583	—	19,707	—
Other	124,645	93,466	535,974	200,952

	209,652	188,463	901,504	405,195

Less: Non-current portion of accruals and other payables	38,237	33,600	164,419	72,240

Short-term portion	171,415	154,863	737,085	332,955

At December 31, 2010 and 2009, included as non-current liabilities: a) U.S.$29.798 thousands and US$24,416 thousands, (Bs.128,129 thousands and Bs.52,492 thousands), in respect of the provision for abandonment cost for retirement obligations for exploration and production assets. Asset retirement costs and obligations related to the main structures used in drilling activities were not estimated because these assets have an indefinite useful life as a result of maintenance and major repairs and no information is available to reasonably determine their retirement date; and b) US$8.439 thousands and US$9,184 thousands, (Bs.36,286 thousands and Bs.19,746 thousands), as provision for retirement benefits for personnel assigned to the Company. Retirement benefits were adjusted during 2009 when PDVSA completed an actuarial study for their employee pension and retirement plan. At December 31, 2010, PDVSA sent a new statement for the liability

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
according to the actuary report. The Company has analyzed demographic and financial data, considers that it reasonably reflects the liability for such concept and adjusted the obligation at the date of the statements of financial position. This pension and retirement plan covers all PDVSA employees and mixed companies payroll. Pension cost is not tax deductible until future periods when the pension is settled in cash. The Company is not required to reimburse the pension costs to PDVSA until PDVSA pays.
Additionally, at December 31, 2010 and 2009, accruals and other payables include the accruals in respect of drilling services and infrastructure totaling US$61.231 thousands and US$47,892 thousands (Bs.263,293 thousands and Bs.102,968 thousands), respectively.
Below are the movements of accruals and other payables during the year 2010 (in thousands):

	Balance at			Balance at		Long-
	December			December	Current	term
	31, 2009	Increase	Decrease	31, 2010	portion	portion
U.S. Dollars
Royalties	49,277	217,760	(236,195)	30,842	30,842	—
Provision for abandonment cost (See Note 9)	24,416	5,382	—	29,798	—	29,798
Provision for retirement benefits	9,184	3,852	(4,592)	8,444	5	8,439
Endogenous and social development	5,728	1,059	(2,865)	3,922	3,922	—
Antidrug National Fund	6,392	4,222	(3,196)	7,418	7,418	—
Science and Technology (LOCTI)	—	4,583	—	4,583	4,583	—
Other	93,466	51,833	(20,654)	124,645	124,645	—

Total accruals and other payables	188,463	288,691	(267,502)	209,652	171,415	38,237

		Effect for
		variation in
	Balance at	the			Balance at
	December	presentation			December	Current	Long-term
	31, 2009	currency	Increase	Decrease	31, 2010	portion	portion
Bolivars

Royalties	105,945	105,945	936,369	(1,015,638)	132,621	132,621	—
Provision for abandonment cost (See Note 9)	52,494	52,494	23,143	—	128,131	—	128,131
Provision for retirement benefits	19,746	19,746	16,563	(19,746)	36,309	21	36,288
Endogenous and social development	12,315	12,315	4,554	(12,319)	16,865	16,865	—
Antidrug National Fund	13,743	13,743	18,154	(13,743)	31,897	31,897	—
Science and Technology (LOCTI)	—	—	19,707	—	19,707	19,707	—
Other	200,952	200,952	222,884	(88,814)	535,974	535,974	—

Total accruals and other payables	405,195	405,195	1,241,374	(1,150,260)	901,504	737,085	164,419

(17)	Operational expenses
Below is a summary of operational expenses incurred by the Company (in thousands):

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009

	Years ended December 31,
	2010	2009	2008	2010	2009	2008
	U.S. Dollars			Bolivars

Crude and gas operations	34,120	20,340	58,940	146,716	43,731	126,721
Crude transportation	12,220	11,120	8,630	52,546	23,908	18,555
Others	7,319	16,851	10,039	31,472	36,230	21,583

	53,659	48,311	77,609	230,734	103,869	166,859

(18)	Financial income and expenses
Financial income and expenses comprised the following (in thousands):

	December 31st,
	2010	2009	2008	2010	2009	2008
	U.S. Dollars			Bolivars

Financial income:
Gain on variation of exchange rate	84,439	—	—	363,088	—	—
Other financial income	9	3	268	38	7	577

	84,448	3	268	363,126	7	577

Financial expenses			—			—
Adjustment to net realizable value on financial assets (See Note 7-k)	3,951	1,792	—	16,989	3,853	—
Financial cost transferred from related party	19,475	—	—	83,742	—	—
Financial cost on provision for asset retirement obligations (See Note 9)	3,339	1,639	2,344	14,358	3,524	5,040
Other financial expenses	2	8	27	9	17	58

	26,767	3,439	2,371	115,098	7,394	5,098

Gain on variation of exchange rate:
On January 8, 2010, the Ministry of Finance and BCV published Exchange Agreement No. 14, in the Official Gazette No. 39.342, which went into effect January 11, 2010. This Exchange Agreement modified the official exchange rate for the purchase and sale of foreign currency denominated in U.S. Dollars. Therefore, all transactions and balances in Bolivars were converted to U.S. Dollars as per the new exchange rate, resulting in a net gain for the variation effect in the

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
exchange rate due to the fact of maintaining a net liability monetary position in bolivars at the date when the variation of the exchange rate went into effect (see Note 4)

Financial cost transferred from related party
In accordance with Foreign Exchange Agreement 9, published in Official Gazette 38,318, dated November 21, 2005, currencies from the export of hydrocarbons that the Company sells PDVSA, must be sold to the BCV, except for those to be used at activities performed by PDVSA pursuant to the Amendment to the BCV Law, which compels the Company to sell to the BCV only the cash flows in currencies, other than local currencies, required to meet its obligations in bolivars. As of January 11, 2010, payment of those transactions with the BCV was made at the exchange rates of Bs.4.2893 and Bs.2.5935 per U.S. Dollar, in conformity with the rates established by the BCV for payment of sale transactions under the Foreign Exchange Agreement 14 (See Note 4). During the year 2010, the average exchange rate on those transactions was Bs.3.61 per U.S. Dollar, because of this PDVSA had recorded a financial expense for the difference between this average exchange rate and the official exchange rate.
As a result of PDVSA paying, with resources from the sale of crude and gas, in local and foreign currency the liabilities of the Company for the services incurred as well as payroll related obligations assigned by PDVSA (See Note 21), during the year ended December 31, 2010 the Company recorded US$19,475 thousands (Bs.83,743 thousands) corresponding to its share for the difference in the average exchange rate mentioned before of Bs.3.61 and the official exchange rate of Bs.4.30 (See Note 4).
(19)	Financial Instruments
Credit Risk

Exposure to Credit Risk
The book value of financial assets represents the highest level of credit risk exposure. A breakdown is shown below (in thousands):

	December 31,
	2010	2009	2010	2009
	U.S. Dollars		Bolivars

Accounts receivable (Note 12)	499,313	361,137	2,147,046	776,445
Recoverable tax credits (See Note 7)	13,453	17,922	57,849	38,532
Accounts receivable other (See Note 12)	1,662	673	7,147	1,447
Cash and cash equivalents	3,465	3,062	14,900	6,583

	517,893	382,794	2,226,942	823,007

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
Aging of the account receivables are shown below (in thousands):

	December 31,
	2010	2009	2010	2009
	U.S. Dollars		Bolivars

Under 30 days	206,410	136,755	887,563	294,023
Between 31 and 180 days	260,375	113,666	1,119,613	244,382
Between 180 days and one year	32,528	109,186	139,870	234,750
More than one year	—	1,530	—	3,290

	499,313	361,137	2,147,046	776,445

Liquidity risk
Maturity of financial liabilities, including estimated interest payments and excluding the impact of offset agreements, is shown below (in thousands):

			Contractual cash
	Book value		flows			6 months or less
	Non-derivative financial liabilities
	2010	2009	2010	2009	2010	2009

U.S. Dollars

Accounts payable to suppliers (See Note 15)	21,022	35,021	21,022	35,021	21,022	35,021

Bolivars

Accounts payable to suppliers (See Note 15)	90,395	75,295	90,395	75,295	90,395	75,295

Foreign Currency Risk
Petrodelta, S.A. has the following monetary assets and liabilities denominated in currencies other than the U.S. Dollar, which were converted into U.S. Dollars at the exchange rate in effect at the statements of financial position (in thousands):

	December 31,
	2010	2009
Monetary assets:
Bolivars	86,991	391,383

	86,991	391,383

Monetary liabilities:

Bolivars	1,423,259	691,588

	1,423,259	691,588

Net monetary liability position	(1,336,268)	(300,205)

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
The year-end exchange rate, the average exchange rate for the year and the interannual increases in the exchange rate and the Consumer Price Index (CPI), as published by BCV, were as follows:

	December 31,
	2010	2009
Exchange rate at year end (Bs./US$1)	4.30	2.15

Average exchange rate for the year (Bs./US$1)	4.30	2.15

Interannual increase in the CPI (%)	27.18	25.06

Fair Value of Financial Instruments
The following estimated amounts do not necessarily reflect the amounts at which the instruments could be exchanged in the current market. The use of different market assumptions and valuation methods can significantly affect the estimated fair values. The bases for determining the fair value are disclosed in Note 5 (in thousands):

	December 31,				December 31,
	2010		2009		2010		2009
	Book	Fair	Book	Fair	Book		Book	Fair
	value	value	value	value	value	Fair value	value	value
	U.S. Dollars				Bolivars
Assets:

Accounts receivable	499,313	499,313	361,137	361,137	2,147,046	2,147,046	776,445	776,445

Recoverable tax credits	17,404	13,453	19,714	17,922	74,837	57,849	38,532	38,532

Accounts receivable other	1,662	1,662	673	673	7,147	7,147	1,448	1,448

Cash and cash equivalents	3,465	3,465	3,062	3,062	14,900	14,900	6,583	6,583

Liabilities:

Accounts payable to suppliers	21,022	21,022	35,021	35,021	90,395	90,395	75,295	75,295

Other liabilities (included in accruals and other payables)	171,415	171,415	154,863	154,863	737,085	737,085	332,955	332,955

Accounts and dividends payables to shareholders and related companies	49,403	49,403	101,437	101,437	212,433	212,433	218,090	218,090

(20)	Commitments and Contingencies
At December 31, 2010 and 2009 the Company has not set aside a provision for litigations and other claims. Should the outcome of existing lawsuits and claims be unfavorable to the Company, it could have a material adverse effect on its results of operations. Although it is not possible to predict the outcome, Company management, based in part on the opinion of its legal advisors, does not believe it is likely that losses related to the aforementioned legal procedures will exceed recognized estimated amounts or generate significant amounts that could affect the Company’s financial position or results of operations.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
Compliance with Environmental Regulations
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
(21)	Related Party Transactions
Petrodelta, S.A. considers its shareholders and related subsidiaries and affiliates, Company directors and executives, as well as other governmental institutions, as related parties.

A summary of transactions and balances with related parties is shown below (in thousands):

	December 31,
	2010	2009	2008	2010	2009	2008
	Dólares			Bolívares
Activities for the year:
Crude oil and natural gas sales	607,586	458,251	474,619	2,612,621	985,240	1,020,431

Operating expenses	17,544	35,442	21,298	75,439	76,200	45,791

General, administrative and selling expenses	3,868	6,589	3,506	16,632	14,167	7,538

Royalties (See Note 7)	183,076	137,925	149,605	787,227	296,539	321,651

Reimbursement of expenses	235,634	149,058	272,852	1,013,326	320,475	586,632

Balances at the end of the year:
Accounts receivable (See Note 12)	499,313	361,137	257,292	2,147,049	776,445	553,178

Dividends paid to Shareholders (See Note 14)	43,346	—	20,750	186,388	—	44,612

Accounts payable to Shareholder B(See Note 15)	1,499	4,060	2,327	6,446	8,729	5,003

Dividends payable- Shareholder A (See Note 14)	18,330	31,126	—	78,819	66,921	—

Accounts payable to PDVSA (See Note 15)	29,574	66,251	78,241	127,168	142,440	168,218

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
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

Crude oil delivered from the Petrodelta fields to PDVSA is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Market prices for crude oil of the type produced in the fields operated by Petrodelta averaged approximately US$70.57, US$57.62 and US$84.52 per barrel for the year ended December 31, 2010, 2009 and 2008, respectively.

During the years ended December 31, 2010, 2009 and 2008, the Company sold crude oil and natural gas to PDVSA Petróleo for US$607,586 thousands, US$458,251 thousands and US$474,619 thousands (Bs.2,612,621 thousands, Bs.985,239 thousands and Bs.1,020,431 thousands), respectively, included in the statements of comprehensive income under Income. At December 31, 2010, 2009 and 2008, the statement of financial position includes US$499.313 thousands, US$361,137 thousands and US$257,292 thousands (Bs.2,147,049 thousands, Bs.776,445 thousands and Bs.553,178 thousands) of accounts receivable in this connection.

During 2010, 2009 and 2008, PDVSA Petróleo charged Petrodelta, S.A. US$246 million, US$278 million and US$370 million (Bs.1,197 million, Bs.561 million and Bs.798 million), respectively, for labor and other costs, taxes, royalties, cash advances, dividends, included in general, administrative and selling expenses and operational expenses.

Certain Company directors hold key positions in other related entities; some of their attributions include influencing the operational and financial policies of these entities.

At December 31, 2010 and 2009, transactions with related parties do not necessarily reflect the results that would have been obtained had these transactions been held with third parties.

At a Board of Directors’ Meeting in December 11, 2008, it was resolved to offset receivables and payables with PDVSA and its affiliates for the amount if US$329.3 million (Bs.708 million). In this regard, it was established that 75% of accounts receivable and 100% of accounts payable and billed to PDVSA would be recorded with no interest charges.

In February 26, 2009, July 3, 2009 and December 4, 2009, the Company’s Board of Directors approved the offsetting of accounts payable to PDVSA and its affiliates, including CVP, for royalties, taxes and operation expenditures in the amount of US$206.2 million, US$94.7 million and US$118.2 million (Bs.443.3 million, Bs.203.7 million and Bs.254.1 millions) respectively, against the receivable from PDVSA and its affiliates, including CVP, for oil and gas deliveries.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
In June 10, 2010, the Company’s Board of Directors approved the offsetting of accounts payable to PDVSA and its affiliates, including CVP, for 2010 royalties, taxes and operation expenditures in the amount of US$40 million (Bs.172 million) against the receivable from PDVSA and its affiliates, including CVP, for 2010 oil and gas deliveries.

As a result, accounts payable in respect of reimbursement of capital costs and operating expenses were offset against accounts receivable in respect of estimated hydrocarbons extracted and transferred to PDVSA in accordance with the purchase sale agreement (See Note 24).
(22)	Collective Labor Agreement
On January 20, 2010 the Collective Labor Agreement was signed, valid for the period from October 1, 2009 thru October 1, 2011, among PDVSA and oil labor union (FUTPV) regarding the approval of the new labor contract and the impact on labor cost affecting mix companies. The Collective Labor Agreement establishes a salary raise and payroll and retirement benefits which has a significant impact on the Company’s payroll cost. The most significant impacts are:
I.	A salary raise of Bs.35 daily which represents an increase of 80% of current salary. The increase shall be pay in two portions, the first of Bs.25 at the signing of the contract and the second of Bs.10 from January 1st, 2011.

II.	An increase in the monthly amount for electronic food from Bs.1,300 to Bs. 1,700.

III.	An increase in the retirement benefit from Bs. 1,000 to Bs. 1,600.

IV.	The increase will be retroactively from October 1, 2009 and not from January 21, 2009, date which expired the prior contract, in compensation it was agreed a one-time bonus of Bs. 8.000 which has no effect in the severance benefits of employees.
On October 11, 2007, PDVSA entered into a Collective Labor Agreement, effective through 2009, so improving salaries and labor benefits for staff in the contract payroll in Venezuela. Those liabilities resulting of the application of said Collective Labor Agreement are in full effect as from November 2007.
(23)	Laws, Resolutions and Legal Contributions
a)	Laws enacted under the Enabling Law

On December 17, 2010, the National Assembly approved the Law Authorizing the President of the Republic to issue Decree-Laws. The Enabling law was published in the extraordinary Official Gazette No. 6.009 and covers a range of areas for a term of 18 months after publication thereof. Under this law, the authorization encompasses areas involving the transformation of government institutions, popular participation, as well as economic, social, financial, tax and energy matters.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
b)	Foreign Exchange Agreement 18

On June 4, 2010, Official Gazette 39,439 was published containing Foreign Exchange Agreement 18, which establishes that the BCV will be in charge of regulating the terms and conditions for the negotiation, in local currency, and through the system accorded for that purpose, of securities of the Bolivarian Republic of Venezuela, its decentralized entities or any other issuing body, whether they are issued or to be issued in foreign currency.

c)	Ruling 001-2010 by National Antidrugs Office (Oficina Nacional Antidrogas or ONA)

On February 11, 2010, Official Gazette 39,366 was published containing Ruling 001-2010, which establishes standards for the admissible discounts to the expense set forth under LOCTICSEP and its Regulation for payment corresponding to fiscal years 2006, 2007 and 2008. This ruling establishes that only the following payments made by taxpayers during fiscal years 2006, 2007 and 2008 may be subject to rebates:
•	Conduction of projects for comprehensive social prevention and development.

•	Expenses under non-reimbursable technical assistance agreements.

•	Funding or performance of activities under comprehensive social prevention.
d)	Foreign Exchange Agreement 15

On January 27, 2010, as a result of a material error, Foreign Exchange Agreement 15 was republished in Official Gazette 39,355, originally published in Official Gazette 39,349 dated January 19, 2010. This agreement contains new provisions and guidelines complementing the multiple exchange rate system created under Foreign Exchange Agreement 14 (See Note 4). The most relevant aspects of this agreement follow:
•	As to the Value Added Tax (VAT), imports of goods and services are subject to the exchange rate of Bs.2.60 per U.S. Dollar, for the food, health, education, machinery and equipment and science and technology sectors; Bs.4.30 per U.S. Dollar will be used for other sectors. With regards to exports of goods and services, the applicable exchange rate is Bs.4.2893 per U.S. Dollar.

•	In relation to customs, the applicable exchange rate is Bs.2.60 per U.S. Dollar for imports corresponding to the food, health, education, machinery and equipment and science and technology sectors; and Bs.4.30 per U.S. Dollar for all other imports.
e)	Organic Law Reserving for the State Assets and Services Related to Primary Hydrocarbons Activities

On May 7, 2009, Official Gazette No. 39,173 was published containing the Organic Law Reserving for the State Assets and Services Related to Primary Hydrocarbons Activities, which reserves for the Republic, as a result of its strategic condition, assets and services

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
associated with the primary activities established under Organic Hydrocarbons Law to be performed by PDVSA or any of its subsidiaries.
f)	Organic Law on Science and Technology and Innovation (LOCTI)

On December 2010, the Partial Amendment to the Organic Law on Science and Technology and Innovation (LOCTI) was published. This amendment establishes that legal or private or publicly owned entities, domiciled in the Bolivarian Republic of Venezuela or abroad, performing economic activities within the national territory are under the obligation of paying on an annual basis an established percentage of their gross income from the previous year, in respect to their business area, as follows:
•	One percent for privately owned enterprises operating in business areas subject to the Organic Law on Hydrocarbons and Gaseous Hydrocarbons, including mining, processing and distribution activities.

•	Half percent for publicly owned companies if the business pursued is one of those listed in the Organic Law on Hydrocarbons and Gaseous Hydrocarbons including mining, processing and distribution activities.

•	Half percent for any other business activity.
As of December 31, 2010, CVP sent instructions to the Company to record its share according to the law for its obligation corresponding to the year ended December 2010 only. The provision recorded in the statements of financial position corresponding to the year ended December 31, 2010 amounts to US$4,583 thousands (Bs.19,705 thousands). For the year ended December 31, 2009 the Company received instructions from its shareholder CVP to grant exemption from paying the contribution since it will be PDVSA who will file on a consolidated basis the contribution established in this Law. Therefore, the Company has not make any provision in relation to the contribution corresponding to the year ended December 31, 2009,

g)	Law for Special Contributions on Extraordinary International Hydrocarbon Market Prices

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
December 31, 2010 and 2009
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

h)	Antidrug Organic Law (LOD)

On September 15, 2010, the Antidrug Organic Law was published in Official Gazette No. 39,510. The LOD eliminates the Law on Narcotic and Psychotropic Substances (LOCTISEP) and its partial regulation published June 5, 1996 under Official Gazette No. 35,986. Among the significant changes are:
-	Taxable base is changed, previously considered base on net profit and now establishes as taxable base current period operating income.

-	Filing and payment of tribute is extended from 15 calendar days of the following taxable period, to 60 calendar days from the closing corresponding taxable period.

-	In relation to sanctions, the law establishes: 1) failure to comply the contribution of 1%, a penalty equivalent to double the amount due, if re-occur the penalty will be 3 times the corresponding contribution due, and 2) for not complying the special contribution of 2%, same penalty, before was 60,000 tax units or suspension of business activities during 1 year in case of re-occurrence.

-	In the prior law, donations made by persons or companies in favor of plans and programs established by the government in relation to drugs matter and approved by ONA, can be deducted for income tax purposes, previously approved by public document. In the new law, this last aspect is eliminated as a requisite for proceeding to deduct from income tax purposes.

-	Incorporates an obligation by government agencies and institutions, as well as public and private companies that employ more than 50 workers, to provide labor to rehabilitated persons, under the programs of social inclusions.
i)	Law on Narcotic and Psychotropic Substances (LOCTISEP)
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

On May 31, 2006, the National Anti-Drug Agency (ONA) published an extension to the process for starting to make contributions according to the Law; therefore as of December 31, 2009 and 2008 no contribution has been made for this concept.

In July 1, 2009, Presidential Decree No.6.776 was published in Official Gazette No. 39,211 where Partial Regulation of LOCTISEP was enacted, with the purpose to define and establish

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
the guidelines, mechanism, modalities, forms and opportunities in which legal entities, public and private as mentioned in the Articles No.96 and No.97 of the Law, comply with the obligation to fund ONA the contributions established.

In December 29, 2009 providence 007-2009 and 008-2009 were published in Official Gazette No. 39,336 whereas the National Anti-Drug Agency (ONA) establishes norms and procedures to collect, control and audit contributions by public and private companies. The providence among other things lay out the amount subject to the calculation set as taxable income and not net income applied in prior years. During the years ended December 31, 2010 and 2009, the Company recorded an expense of approximately US$4,813 thousands and US$3,336 thousands (Bs.20,697 thousands and Bs.7,173 thousands), respectively, in this connection, included net in the statements of comprehensive income for each year under general and administrative expenses. As a result of the change in the methodology used to calculate the contribution from applying the providence No. 007-2009, for the amount recorded during the year ended December 31, 2009 approximately US$1,082 thousands and US$168 thousands (Bs.2,327 thousands y Bs.362 thousands), correspond to 2008 and 2007, respectively.
(24)	Subsequent events
a)	During February 2011, CVP sent instructions to the Company to transfer the expense originated from the sale of foreign currency to the BCV by PDVSA for the difference in the average exchange rate of Bs.3.61 and the official exchange rate of Bs.4.30 (See Note 18).

b)	During February 2011, the Company following instructions from its shareholder CVP proceeded to offset accounts receivables and payables between PDVSA and its affiliates, including CVP with the Company outstanding as of December 31, 2009 at the exchange rate prevailing as of this date, resulting in a netting of US$46 million (Bs.101 million). Additionally, in the same month and year, CVP sent instructions again to the Company to proceed and offset accounts receivables and payables between PDVSA and its affiliates, including CVP with the Company outstanding as of December 31, 2010, resulting in a netting of US$195 million (Bs.838 million). Both nettings have been recorded in the month of December of 2010, and are included in the statements of financial position as of December 31, 2010 and approved by the Board of Directors of the Company on February 23, 2011.

c)	On February 23, 2011, providence No. 0001-2011 was published in the Official Gazette No. 39.622, establishing that labor matters related to Projects for Integral Prevention on Drug Consumption must be presented to the National Antidrug Fund (FONA). The providence also establishes timing and guidelines for responsible entities.
(25)	Subsequent Events after the Date of Independent Accountants Opinion
a)	On February 24, 2011, providence No. SNAT/2011-0009 from the National Integrated Service on Tributes and Customs Administration (SENIAT) was published in Official

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
Gazette No. 39,623 in which the current tax unit value was adjusted from Bs.65 to Bs.76.

b)	At the Board of Director meeting dated 10 March 2011 it was approved the proposal to submit for consideration to the Shareholders the distribution of the cumulative translation adjustment account to the different accounts of the equity. The following table shows the amounts at December 31, 2010 of different components of equity with the distribution of the translation adjustment once the shareholders of the Company have approved it:

	Balances as of December 31, 2010
		Bolivars
		before	Bolivars after
		translation	translation	Translation
	U.S. Dollars	adjustment	adjustment	adjustment
Capital stock	6,977	15,000	30,000	15,000
Share premium	212,451	456,770	913,539	456,769
Legal reserve and other reserves
Legal reserve	698	1,500	3,000	1,500
Deferred tax equity reserve	58,696	252,394	252,394	—

	59,394	253,894	255,394	1,500

Retained earnings:
Distributable retained earnings at December 31, 2009	122,728	71,984	527,730	455,746
Total comprehensive income for the year 2010	77,683	334,035	334,035	—

	200,411	406,019	861,765

Equity	479,233	1,131,683	2,060,698

Translation adjustment not allocated				929,015

c)	On March 10, 2011, the Board of Directors of the Company approved the issuance of the financial statements under International Financial Reporting Standards and submitted said financial statements to the Shareholders of the Company for approval purposes.
(26)	Supplementary Information on Oil and Gas Exploration and Production Activities (unaudited)
The following tables provide supplementary information on oil and gas exploration, development and production activities. All exploration and production activities are conducted mainly by CVP and Mixed Companies in Venezuela.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
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

It is important to mention an increase for the year 2010 on extensions and discoveries of oil and gas proved reserves. The increase is due to a new revision to Petrodleta’s Business Plan for the period 2011-2027 elaborated for the year ended December 31, 2010. The new revision take into account a Base Case for Development with a much lower risk and a greater potential in reserves to be develop compared to the prior Business Plan and the reason lies in the success obtained from the wells testing and drilling programs executed during the period 2008-2010 in the new fields Temblador and El Salto.

A summary of annual changes in proved crude oil and natural gas reserves is shown below:
(a)	Conventional Crude Oil (in thousands of barrels)

	Years ended December 31
	2010	2009	2008
Proved developed and undeveloped reserves of conventional crude oil at January 1	206.823	214,658	220,163
Revisions	—	—	—
Expansions and discoveries	313.058	—	—
Production	(8,561)	(7,835)	(5,505)

Proved developed and undeveloped reserves of conventional crude oil at December 31	511.320	206.823	214.658

Proved developed reserves of conventional crude oil at December 31 (included on the previous amount)	52.705	54.110	47.298

At December 31, 2010, 2009 and 2008, certified reserves assigned to the Company amounted to 511.320 thousands, 206,823 thousands and 214.658 thousand barrels, respectively.

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009
Production for the year ended December 31, 2010, 2009 and 2008 was 8.561 thousands, 7.835 thousands and 5.505 thousand barrels.
(b)	Natural Gas Reserves (in millions of cubic feet)

	Years ended December 31
	2010	2009	2008
Proved developed and undeveloped reserves of natural gas at January 1	266.292	273,281	283,981
Revisions		(2,592)	—
Expansions and discoveries	284.792	—	—
Production	(2,204)	(4,397)	(10,700)

Proved developed and undeveloped reserves of natural gas at December 31	548.880	266,292	273,281

Proved developed reserves of natural gas at December 31 (included on the previous amount)	10,350	25,641	32,630

Natural gas production is shown on the basis of actual volumes before the extraction of liquefiable hydrocarbons.

Table II — Costs Incurred in Exploration and Development Activities

Exploration costs include costs incurred from geological and geophysical activities, and drilling and equipping exploratory wells. The Company did not conduct exploration activities in the year 2010. Development costs include those for drilling and equipping development wells, enhanced recovery projects and facilities to extract, treat and store crude oil and natural gas. Annual costs, summarized below, include amounts both expensed and capitalized for the Company’s conventional crude oil reserves (In thousands):

	Conventional Crude
	U.S. Dollars			Bolivars
	2010	2009	2008	2010	2009	2008

Development costs	93,640	83,141	53,576	402,652	178,753	115,188

Total costs incurred from development activities	93,640	83,141	53,576	402,652	178,753	115,188

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

PETRODELTA, S.A.
(Subsidiary owned in a 60% by Corporación Venezolana del Petróleo, S.A.)
Notes to the financial statements
December 31, 2010 and 2009

	Conventional Crude
	U.S. Dollars			Bolivars
	2010	2009	2008	2010	2009	2008

Assets used in production	362,087	307,272	227,939	1,556,974	660,635	490,069

Equipment and facilities	10,615	7,466	3,737	45,645	16,052	8,035

	372,702	314,738	231,676	1,602,619	676,687	498,104

Accumulated Depletion, depreciation and amortization	(134,737)	(94,322)	(61,134)	(579,369)	(202,792)	(131,438)

Construction in progress	78,755	32,912	30,946	338,646	70,760	66,534

Total net costs capitalized as assets	316,720	253,328	201,488	1,361,896	544,655	433,200

Table IV — Results of Operations for Oil and Gas Production Activities for Each Year (In thousands):

	Conventional Crude
	Years ended December 31
	U.S. Dollar			Bolivars
	2010	2009	2008	2010	2009	2008

Net production income
Sales	607.586	458.251	474.619	2.612.621	985.240	1.020.431
Production costs	(69.872)	(59.152)	(84.314)	(300,450)	(127.177)	(181.275)
Royalties	(218.819)	(157.681)	(225.167)	(940.922)	(339.014)	(484.109)
Depletion, depreciation and amortization	(39.166)	(32.571)	(24.778)	(168,414)	(70.028)	(53.273)

Results of operation before income Tax	279,729	208,847	0140,360	1,202,835	449,021	301,774

Income tax	(189.780)	(105.868)	(69.374)	(816.054)	(227.616)	(149.154)

Results production operation	89.949	102.979	70.986	386,781	221.405	152.620

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
December 31, 2010 and 2009
Depreciation and amortization expenses relate to assets used in exploration and production activities. Income tax expense is computed using the statutory rate for the year. For these purposes, the results of production operations do not include finance costs and corporate overhead nor their associated tax effects.

A summary of average per unit sale prices and production costs is shown below:

	Years ended December 31
	2010	2009	2008	2010	2009	2008
	Dólares			Bolívares
Average sale price

Crude oil per barrel	70.57	57.62	84.52	303.46	123.88	181.72

Natural gas per barrel	1.54	1.54	1.54	6.62	3.31	3.31

Average production cost per BOE	7.83	6,90	11.57	33.65	14.84	24.88