Form 10-Q
period 2011-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2011-11-09
CIK 845289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011
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
Yes ☐ No ☑
At October 28, 2011, 34,317,087 shares of the Registrant’s Common Stock were outstanding.

HARVEST NATURAL RESOURCES, INC.
FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3
Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	4
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34

PART II OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 6. Exhibits	35

Signatures	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,044	$58,703
Accounts and note receivable, net:
Oil and gas revenue receivable	—	1,907
Dividend receivable — equity affiliate	12,200	—
Joint interest and other	10,288	2,325
Note receivable	3,335	3,420
Advances to equity affiliate	2,288	1,706
Assets held for sale (See Note 3)	—	88,774
Prepaid expenses and other	2,463	4,793

TOTAL CURRENT ASSETS	128,618	161,628
OTHER ASSETS	2,336	2,477
INVESTMENT IN EQUITY AFFILIATES	329,964	287,933
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	90,501	34,679
Other administrative property	3,167	3,209

TOTAL PROPERTY AND EQUIPMENT	93,668	37,888
Accumulated depletion, depreciation and amortization	(1,938)	(1,682)

TOTAL PROPERTY AND EQUIPMENT, NET	91,730	36,206

TOTAL ASSETS	$552,648	$488,244

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$9,763	$3,205
Accounts payable, carry obligation	3,596	8,395
Accrued expenses	15,436	15,087
Liabilities held for sale (See Note 3)	—	663
Accrued interest	220	896
Income taxes payable	5,858	72

TOTAL CURRENT LIABILITIES	34,873	28,318
OTHER LONG-TERM LIABILITIES	958	1,834
LONG-TERM DEBT	32,000	81,237
COMMITMENTS AND CONTINGENCIES (See Note 5)	—	—

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at September 30, 2011 and December 31, 2010, respectively; issued 40,555 shares and 40,103 shares at September 30, 2011 and December 31, 2010, respectively	406	401
Additional paid-in capital	232,209	230,362
Retained earnings	237,525	141,584
Treasury stock, at cost, 6,521 shares and 6,475 shares at September 30, 2011 and December 31, 2010, respectively	(66,104)	(65,543)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	404,036	306,804
NONCONTROLLING INTEREST	80,781	70,051

TOTAL EQUITY	484,817	376,855

TOTAL LIABILITIES AND EQUITY	$552,648	$488,244

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in thousands, except per share data)
EXPENSES
Depreciation and amortization	$111	$119	$354	$362
Exploration expense	1,575	2,592	7,414	5,329
General and administrative	4,041	6,620	17,109	17,466
Taxes other than on income	250	218	906	716

	5,977	9,549	25,783	23,873

LOSS FROM OPERATIONS	(5,977)	(9,549)	(25,783)	(23,873)

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	159	123	544	394
Interest expense	(806)	(217)	(4,722)	(1,321)
Loss on extinguishment of debt	—	—	(9,682)	—
Other non-operating expenses	(316)	—	(991)	—
Foreign currency transaction loss	(43)	2	(86)	(1,549)

	(1,006)	(92)	(14,937)	(2,476)

LOSS FROM CONSOLIDATED COMPANIES CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,983)	(9,641)	(40,720)	(26,349)

INCOME TAX EXPENSE	226	699	708	832

LOSS FROM CONSOLIDATED COMPANIES CONTINUING OPERATIONS	(7,209)	(10,340)	(41,428)	(27,181)

NET INCOME FROM UNCONSOLIDATED EQUITY AFFILIATES	19,613	6,148	55,616	53,430

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	12,404	(4,192)	14,188	26,249

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	—	390	(2,786)	3,208
Gain on sale of assets	36	—	103,969	—
Income tax expense on gain	(3,500)	—	(8,700)	—

Income (loss) from discontinued operations	(3,464)	390	92,483	3,208

NET INCOME (LOSS)	8,940	(3,802)	106,671	29,457

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	3,819	1,189	10,730	10,154

NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST	$5,121	$(4,991)	$95,941	$19,303

NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST PER COMMON SHARE: (See Note 2 — Summary of Significant Accounting Policies, Earnings Per Share):
Basic	$0.15	$(0.15)	$2.82	$0.58

Diluted	$0.14	$(0.15)	$2.42	$0.53

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,671	$29,457
Adjustments to reconcile net income to net cash used in operating activities:
Depletion, depreciation and amortization	1,164	2,566
Impairment of long-lived assets	4,707	—
Amortization of debt financing costs	753	552
Amortization of discount on debt	816	—
Gain on sale of assets	(103,969)	—
Loss on early extinguishment of debt	7,533	—
Net income from unconsolidated equity affiliate	(55,616)	(53,430)
Share-based compensation-related charges	3,659	3,037
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,971)	4,365
Advances to equity affiliate	(582)	2,952
Prepaid expenses and other	2,330	(267)
Accounts payable	6,558	301
Accrued expenses	(1,533)	3,168
Accrued interest	(1,269)	(5,345)
Other long-term liabilities	(877)	—
Income taxes payable	5,786	(213)

NET CASH USED IN OPERATING ACTIVITIES	(29,840)	(12,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	217,833	—
Additions of property and equipment	(58,474)	(10,041)
Additions to assets held for sale	(31,422)	(24,578)
Proceeds from sale of equity affiliate	1,385	—
Increase in restricted cash	—	(1,000)
Investment costs	(876)	(203)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	128,446	(35,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	924	494
Proceeds from issuance of long-term debt	—	32,000
Payments of long-term debt	(60,000)	—
Financing costs	(189)	(2,822)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(59,265)	29,672

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,341	(19,007)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,703	32,317

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,044	$13,310

Supplemental Schedule of Noncash Investing and Financing Activities:
     During the nine months ended September 30, 2011, we issued 0.2 million shares of restricted stock valued at $2.0 million. Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 45,532 shares being added to treasury stock at cost.
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

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)
Note 1 — Organization
Interim Reporting
     The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of September 30, 2011, and the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.
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
     In addition to our interests in Venezuela, we have exploration acreage mainly onshore in West Sulawesi in the Republic of Indonesia (“Indonesia”), offshore of the Republic of Gabon (“Gabon”), onshore in the Sultanate of Oman (“Oman”), and offshore of the People’s Republic of China (“China”). See Note 10 — Indonesia, Note 11 — Gabon and Note 12 — Oman.
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

     Harvest Vinccler does not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (4.30 Bolivars per U.S. Dollar). However, during the three and nine months ended September 30, 2011, Harvest Vinccler exchanged approximately $0.3 million and $0.7 million, respectively, through Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) and received an average exchange rate of 5.15 Bolivars and 5.17 Bolivars, respectively, per U.S. Dollar. During the three and nine months ended September 30, 2010, no such exchanges took place. Harvest Vinccler currently does not have any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate.
     The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At September 30, 2011, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 3.7 million Bolivars and 6.3 million Bolivars, respectively.
     See Note 8 — Investment in Equity Affiliates — Petrodelta for a discussion of currency exchange risk on Petrodelta’s business.
Cash and Cash Equivalents
     Cash equivalents include money market funds with original maturity dates of less than three months.
Financial Instruments
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes payable. Cash and cash equivalents are placed with commercial banks with high credit ratings. This diversified investment policy limits our exposure both to credit risk and to concentrations of credit risk.
     Total long-term debt at September 30, 2011 consisted of $32 million of fixed-rate unsecured senior convertible notes maturing in 2013 unless earlier redeemed, purchased or converted. At December 31, 2010, total long-term debt consisted of $32 million of fixed-rate unsecured senior convertible notes maturing in 2013 unless earlier redeemed, purchased or converted and $60 million of fixed-rate unsecured term loan facility maturing in 2012. See Note 4 — Long-Term Debt.
Accounts and Notes Receivable
     Notes receivable bear interest and can have due dates that are less than one year or more than one year. Amounts outstanding under the notes bear interest at a rate based on the current prime rate and are recorded at face value. Interest is recognized over the life of the note. We may or may not require collateral for the notes.
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
     At September 30, 2011 and December 31, 2010, our note receivable relates to a prospect leasing cost financing arrangement. The note receivable plus accrued interest was approximately $3.3 million and $3.4 million, respectively, and was secured by a portion of the production from the Bar F #1-20-3-2 in Utah. With the sale of our oil and gas assets in Utah’s Uinta Basin (“Antelope Project”) effective March 1, 2011, the note receivable plus accrued interest will be settled upon finalization of certain terms of the Joint Exploration and Development Agreement (“JEDA”) which defined the participating parties’ obligations over our Antelope Project. See Note 3 — Dispositions and Note 5 — Commitments and Contingencies.

Other Assets
     At September 30, 2011, other assets consist of investigative costs associated with new business development projects of $0.4 million and deferred financing costs of $1.2 million. The investigative costs are reclassified to oil and gas properties or expensed depending on management’s assessment of the likely outcome of the project. During the nine months ended September 30, 2011, $0.1 million of investigative costs associated with new business development projects were reclassified to expense. At December 31, 2010, other assets consisted of investigative costs associated with new business development projects of $0.3 million and deferred financing costs of $2.2 million.
     Deferred financing costs relate to specific financing and are amortized over the life of the financing to which the costs relate. See Note 4 — Long-Term Debt.
     Other Assets at September 30, 2011 also includes a blocked payment of $0.7 million net to our 66.667 percent interest related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). See Note 5 — Commitments and Contingencies.
Investment in Equity Affiliates
     Investments in unconsolidated companies in which we have less than a 50 percent interest and have significant influence are accounted for under the equity method of accounting (Accounting Standards Codification [“ASC”] 323). Investment in Equity Affiliates is increased by additional investments and earnings and decreased by dividends and losses. We review our Investment in Equity Affiliates for impairment whenever events and circumstances indicate a decline in the recoverability of its carrying value. There are many factors to consider when evaluating an equity investment for possible impairment. Currency devaluations, inflationary economies and cash flow analysis are some of the factors we consider in our evaluation for possible impairment. At September 30, 2011 and December 31, 2010, there were no events that caused us to evaluate our investment in equity affiliates for impairment.
Property and Equipment
     We use the successful efforts method of accounting for oil and gas properties.
Suspended Exploratory Drilling Costs
Budong PSC
     At September 30, 2011, oil and gas properties include capitalized suspended exploratory drilling costs of $14.0 million related to drilling in the Budong-Budong Production Sharing Contract (“Budong PSC”) of the Lariang-1 (“LG-1”). The LG-1 targeted the Miocene and Eocene reservoirs to a planned depth of approximately 7,200 feet. The LG-1 was drilled to a total depth of 5,311 feet and encountered multiple oil and gas shows within the secondary Miocene objective. At a depth of 5,300 feet, losses of heavy drilling mud into the formation were encountered which, when coupled with the very high formation pressures, led the partners to the decision to discontinue drilling and plug and abandon the well for safety reasons on April 8, 2011. The primary Eocene targets had not been reached. While the results to date have not definitively determined the commerciality of development of the LG-1, we believe that the well results confirm that the Miocene formation exhibits sufficient quantities of hydrocarbons to justify potential development pending further appraisal.
Capitalized Interest
     We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the three and nine months ended September 30, 2011, we capitalized interest costs of $0.6 million and $1.6 million, respectively, for qualifying oil and gas property additions. During the three and nine months ended September 30, 2010, we capitalized interest costs of $0.7 million and $0.9 million, respectively, for qualifying oil and gas property additions.

Fair Value Measurements
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
     At September 30, 2011 and December 31, 2010, cash and cash equivalents include $89.4 million and $51.0 million, respectively, in a money market fund comprised of high quality, short term investments with minimal credit risk which are reported at fair value. The fair value measurement of these securities is based on quoted prices in active markets (level 1 input) for identical assets. The estimated fair value of our senior convertible notes based on observable market information (level 2 input) as of September 30, 2011 and December 31, 2010 was $62.4 million and $61.7 million, respectively. The estimated fair value of our term loan facility based on internally developed discounted cash flow model and inputs based on management’s best estimates (level 3 input) for identical liabilities as of December 31, 2010 was $49.2 million.
     Our current assets and liabilities accounts include financial instruments, the most significant of which are accounts receivables and trade payables. We believe the carrying values of our current assets and liabilities approximate fair value, with the exception of the note receivable. Because this note receivable is not publicly-traded and not easily transferable, the estimated fair value of our note receivable is based on the market approach and time value of money which approximates the note receivable book value of $3.3 million and $3.4 million at September 30, 2011 and December 31, 2010, respectively. The majority of inputs used in the fair value calculation of the note receivable are Level 3 inputs and are consistent with the information used in determining impairment of the note receivable.
     The following is a reconciliation of the net beginning and ending balances recorded for financial assets and liabilities classified as Level 3 in the fair value hierarchy.

	September 30,	December 31,
	2011	2010
	(in thousands)
Financial assets:
Beginning balance	$3,420	$3,265
Issuances	—	200
Accrued interest	200	398
Payments	(285)	(443)

Ending balance	$3,335	$3,420

Financial liabilities:
Beginning balance	$49,237	$—
Debt issuance	—	60,000
Discount on debt	—	(11,122)
Amortization of discount on debt	10,763	359
Payments	(60,000)	—

Ending balance	$—	$49,237

Asset Retirement Liability
     ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”) requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned during the nine months ended September 30, 2011 or the year ended December 31, 2010. Changes in asset retirement obligations during the nine months ended September 30, 2011 and the year ended December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Asset retirement obligations beginning of period	$663	$50
Liabilities recorded during the period	52	382
Liabilities settled during the period	—	—
Revisions in estimated cash flows	(120)	197
Accretion expense	4	34
Reclassify to gain on sale of assets	(599)	—

Asset retirement obligations end of period	$—	$663

Noncontrolling Interests
     Changes in noncontrolling interest during the nine months ended September 30, 2011 and 2010, were as follows:

	September 30,	September 30,
	2011	2010
	(in thousands)
Balance at beginning of period	$70,051	$57,406
Net income attributable to noncontrolling interest	10,730	10,154

Balance at end of period	$80,781	$67,560

Earnings Per Share
     Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
		(in thousands, except per share data)
Income (loss) from continuing operations(a)	$8,585	$8,585	$(5,381)	$(5,381)
Discontinued operations	(3,464)	(3,464)	390	390

Net income (loss) attributable to Harvest	$5,121	$5,121	$(4,991)	$(4,991)

Weighted average common shares outstanding	34,174	34,174	33,596	33,596
Effect of dilutive securities	—	2,403	—	—

Weighted average common shares, including dilutive effect	34,174	36,577	33,596	33,596

Per share:
Income (loss) from continuing operations(a)	$0.25	$0.23	$(0.16)	$(0.16)
Discontinued operations	$(0.10)	$(0.09)	$0.01	$0.01
Net income (loss) attributable to Harvest	$0.15	$0.14	$(0.15)	$(0.15)

	Nine Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(in thousands, except per share data)
Income from continuing operations(a)	$3,458	$3,458	$16,095	$16,095
Discontinued operations	92,483	92,483	3,208	3,208

Net income attributable to Harvest	$95,941	$95,941	$19,303	$19,303

Weighted average common shares outstanding	34,053	34,053	33,424	33,424
Effect of dilutive securities	—	5,592	—	2,997

Weighted average common shares, including dilutive effect	34,053	39,645	33,424	36,421

Per share:
Income from continuing operations(a)	$0.10	$0.09	$0.48	$0.44
Discontinued operations	$2.72	$2.33	$0.10	$0.09
Net income attributable to Harvest	$2.82	$2.42	$0.58	$0.53

(a)	Excludes net income attributable to noncontrolling interest.
     The three months ended September 30, 2011 per share calculations above exclude 0.7 million options and 1.6 million warrants because they were anti-dilutive. The three months ended September 30, 2010 per share calculations above exclude 3.7 million options because they were anti-dilutive. We did not have any warrants outstanding during the three months ended September 30, 2010.
     The nine months ended September 30, 2011 per share calculations above exclude 0.7 million options and 1.6 million warrants because they were anti-dilutive. The nine months ended September 30, 2010 per share calculations above exclude 3.0 million options because they were anti-dilutive. We did not have any warrants outstanding during the nine months ended September 30, 2010.
     Stock options for 0.2 million shares were exercised in the nine months ended September 30, 2011 resulting in cash proceeds of $0.9 million. Stock options for 0.3 million shares were exercised in the nine months ended September 30, 2010 resulting in cash proceeds of $0.5 million.
New Accounting Pronouncements
     In September 2011, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2011-08, which is included in ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. ASU No. 2011-08 is effective for annual and interim fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU No. 2011-08 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.
Reclassifications
     Certain items in 2010 have been reclassified to conform to the 2011 financial statement presentation.
Note 3 — Dispositions
Assets Held for Sale
     On May 17, 2011, we closed the transaction to sell all of our interest in the oil and gas assets located in our Antelope Project area in the Uinta Basin of Utah which consisted of approximately 69,000 gross acres (47,600 net acres), and the related contracts, reserves, production, wells, pipelines production facilities and other rights, title and interests located in the Uintah Basin in Duchesne and Uintah Counties, Utah. The transaction included the Mesaverde Gas Exploration and Appraisal Project (“Mesaverde”), the Lower Green River/Upper Wasatch Oil

Delineation and Development Project (“Lower Green River/Upper Wasatch”) and the Monument Butte Extension Appraisal and Development Project (“Monument Butte Extension”). We owned an approximate working interest of 70 percent in the Mesaverde and Lower Green River/Upper Wasatch, an approximate 60 percent working interest in one well in the Monument Butte Extension, an approximate 43 percent working interest in the initial eight well program in the Monument Butte Extension, and 37 percent working interest in the follow-up six well program in the Monument Butte Extension. The initial eight well program and follow-up six well program in the Monument Butte Extension were non-operated. The sale had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. All activities associated with the Antelope Project, as well as the related gain on sale of $104.0 million, have been reflected as discontinued operations on the consolidated statement of operations. We do not have any continuing involvement with the Antelope Project.
     The Antelope Project has been classified as discontinued operations. The Antelope Project assets and liabilities held for sale as of December 31, 2010, are reported in the consolidated balance sheet as follows:

December 31,
2010
(in thousands)
Proved oil and gas properties	$31,037
Unproved oil and gas properties	57,737

Total assets held for sale	$88,774

Asset retirement liabilities	$663

Total liabilities held for sale	$663

Discontinued Operations
          Revenue and net income on these dispositions are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in thousands)
Revenue applicable to discontinued operations	$—	$1,919	$6,488	$7,957
Net income (loss) from discontinued operations	$(3,464)	$390	$92,483	$3,208
     Net loss from discontinued operations for the three months ended September 30, 2011 includes a $3.5 million increase in U.S. income tax related to the sale of the Antelope Project. Net income from discontinued operations for the nine months ended September 30, 2011 includes $1.4 million for impairment of inventory from cost to market, $3.6 million for employee severance and special accomplishment bonuses, and $8.7 million of U.S. income tax related to the sale of our Antelope Project.
     Special accomplishment bonuses of $1.2 million directly related to the sale of the Antelope Project were paid at the closing of the sale. Employee severance costs of $0.1 million were paid in the three months ended June 30, 2011, and $1.3 million is expected to be paid in January 2012. Severance costs for key employees include $0.5 million of restricted stock units which was paid in July 2011. Severance costs for key employees also include 58,000 stock appreciation rights (“SAR”) granted at an exercise price of $4.595 per SAR. These SARs are exercisable by the key employee for up to one year after termination.

Note 4 — Long-Term Debt
Long-Term Debt

	September 30,	December 31,
	2011	2010
	(in thousands)
Senior convertible notes, unsecured, with interest at 8.25% See description below	$32,000	$32,000
Term loan facility with interest at 10% See description below	—	60,000

	32,000	92,000
Discount on term loan facility See description below	—	(10,763)

	$32,000	$81,237

     On February 17, 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes. Under the terms of the notes, interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2010. The senior convertible notes will mature on March 1, 2013, unless earlier redeemed, repurchased or converted. The notes are convertible into shares of our common stock at a conversion rate of 175.2234 shares of common stock per $1,000 principal amount of senior convertible notes, equivalent to a conversion price of approximately $5.71 per share of common stock. The senior convertible notes are general unsecured obligations, ranking equally with all of our other unsecured senior indebtedness, if any, and senior in right of payment to any of our subordinated indebtedness, if any. The senior convertible notes are also redeemable in certain circumstances at our option and may be repurchased by us at the purchaser’s option in connection with occurrence of certain events. Financing costs associated with the senior convertible notes offering are being amortized over the remaining life of the notes and are recorded in other assets. The balance for financing costs was $1.2 million and $1.9 million at September 30, 2011 and December 31, 2010, respectively.
     On October 29, 2010, we closed a $60.0 million term loan facility with MSD Energy Investments Private II, LLC (“MSD Energy”), an affiliate of MSD Capital, L.P., as the sole lender under the term loan facility. The term loan facility was repaid on May 17, 2011 with proceeds from the sale of our Antelope Project. As disclosed in previous filings, we issued 6.0 million warrants in three separate tranches to MSD Energy in connection with the term loan facility. The value of the warrants was recorded as discount on debt with a corresponding credit to additional paid in capital. On May 17, 2011, in connection with the payment of the term loan facility, the balance of the discount on debt for the two tranches which were vested was expensed to loss on extinguishment of debt in the nine months ended September 30, 2011. The balance of the discount on debt for the third tranche was reversed out of additional paid in capital as the warrants associated with the third tranche were unvested. The two vested tranches, 1.6 million warrants at $14.78 per warrant, remain outstanding at September 30, 2011.
Note 5 — Commitments and Contingencies
     We have various contractual commitments pertaining to exploration, development and production activities. Currently, we have a work commitment of $22.0 million which is a minimum amount to be spent on the Al Ghubar / Qarn Alam license (“Block 64 EPSA”) in Oman for the drilling of two wells over a three-year period which expires in May 2013 (see Note 12 — Oman). Through September 30, 2011, we have incurred $5.2 million of this work commitment. We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two year period. The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed in the year 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest [see Note 10 — Indonesia]).
     In October 2007, we entered into a JEDA with a private third party with respect to the Antelope Project. In connection with the sale of each party’s interests in the Antelope Project (see Note 3 — Dispositions), on January 11, 2011, we entered into a letter agreement with the private third party wherein the private third party agreed to reimburse us for certain expenses related to the sale of the two parties’ interests in the Antelope Project. The private third party disputes our calculation of the amount owed to us pursuant to the January 11, 2011 letter agreement. On

March 11, 2011, we entered into a letter agreement with the private third party regarding certain obligations between the parties related to the JEDA. The private third party disputes our calculation of the amount due pursuant to one of the items in the March 11, 2011 letter agreement. At September 30, 2011, we have a note receivable outstanding from the private third party of $3.3 million (see Note 2 — Summary of Significant Accounting Policies, Accounts and Note Receivable) and an account payable outstanding to the private third party of $3.6 million related to the purchase in July 2010 of an incremental 10 percent interest in the Antelope Project. At this time, we cannot predict the outcome of this dispute with the private third party.
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
     On June 30, 2011, we filed a voluntary self-disclosure with OFAC to report that we had possibly violated the U.S. sanctions by attempting to remit funds to LOGSA. On September 20, 2011, we received a response from OFAC which stated that OFAC had decided to address the matter by issuing us a cautionary letter instead of pursuing a civil penalty. The cautionary letter represents OFAC’s final response to the apparent violation, but does not constitute a final agency determination as to whether a violation occurred.
     Concurrently with the filing of the voluntary self-disclosure, we applied for a license with OFAC that would authorize us to pay LOGSA for the fuel provided. In addition to the blocked funds, we owe this supplier approximately $0.7 million ($0.5 million net to our 66.667 percent interest) in additional payments that we are unable to remit unless we are authorized to do so. We are waiting on a response and are unable, at this time, to predict when a license may be granted, if at all. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Unless that application is approved, the funds will remain in the blocked account, and we can give no assurance when, or if, OFAC will permit the funds to be released.
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
Note 6 — Taxes
Taxes Other Than on Income
     The components of taxes other than on income were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Franchise Taxes	$45	$45	$136	$151
Payroll and Other Taxes	205	173	770	565

	$250	$218	$906	$716

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Segment Income (Loss)
Venezuela	$18,652	$5,654	$52,314	$49,930
Indonesia	(685)	(2,622)	(3,562)	(5,415)
Gabon	(149)	(639)	(699)	(1,062)
United States and other	(9,233)	(7,774)	(44,595)	(27,358)
Discontinued operations (Antelope Project)	(3,464)	390	92,483	3,208

Net income (loss) attributable to Harvest	$5,121	$(4,991)	$95,941	$19,303

	September 30,	December 31,
	2011	2010
	(in thousands)
Operating Segment Assets
Venezuela	$333,373	$292,023
Indonesia	75,770	16,254
Gabon	103,259	25,335
United States and other	169,982	130,626
Net assets held for sale (Antelope Project)	—	88,774

	682,384	553,012
Intersegment eliminations	(129,736)	(64,768)

	$552,648	$488,244

Note 8 — Investment in Equity Affiliates
Petrodelta
     Petrodelta is governed by its own charter and bylaws and operates a portfolio of properties in eastern Venezuela including large proven oil fields as well as properties with substantial opportunities for both development and exploration. Petrodelta is to undertake its operations in accordance with Petrodelta’s business plan as set forth in its conversion contract. Under its conversion contract, work programs and annual budgets adopted by Petrodelta must be consistent with Petrodelta’s business plan. Petrodelta’s business plan may be modified by a favorable decision of the shareholders owning at least 75 percent of the shares of Petrodelta. Petrodelta’s 2011 capital expenditures are expected to be approximately $200 million. As of September 30, 2011, Petrodelta had incurred only $97.9 million in capital expenditures of its expected 2011 budget primarily due to lack of funding by PDVSA.
     As disclosed in previous filings, PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. PDVSA purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures, and PDVSA has fallen behind in certain of its payment obligations to its contractors, including contractors engaged by PDVSA to provide services to Petrodelta. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors. As a result, Petrodelta is continuing to experience difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis is having an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.

     We have advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations and seismic interpretation, and employee salaries and related benefits for Harvest employees seconded into Petrodelta. Currently, we have five employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. We are considered a contractor to Petrodelta, and as such, we are also experiencing the slow payment of invoices. During the nine months ended September 30, 2011, we advanced Petrodelta $0.7 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Advances to equity affiliate has increased $0.6 million in the nine months ended September 30, 2011. Although payment is slow, payments continue to be received.
     In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (the “amended Windfall Profits Tax”). The amended Windfall Profits Tax establishes a special contribution for extraordinary prices to the Venezuelan government of 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $40 per barrel for 2011) and $70 per barrel. The amended Windfall Profits Tax also establishes a special contribution for exorbitant prices to the Venezuelan government of (1) 80 percent when the average price of the VEB exceeds $70 per barrel but is less than $90 per barrel; (2) 90 percent when the average price of the VEB exceeds $90 per barrel but is less that $100 per barrel; and (3) 95 percent when the average price of the VEB exceeds $100 per barrel. The amended Windfall Profits Tax caps the cash royalty paid on production at $70 per barrel. By placing a cap on the royalty barrels, the amended Windfall Profits Tax reduces the royalties paid to the government and increases payments to the National Development Fund (“FONDEN”).
     The Windfall Profits Tax is deductible for Venezuelan income tax purposes. Petrodelta recorded $69.4 million and $161.9 million for Windfall Profits Tax during the three and nine months ended September 30, 2011, respectively. During the three months ended September 30, 2010, no expense was recorded for the Windfall Profits Tax. Petrodelta recorded $2.9 million of expense for the Windfall Profits Tax during the nine months ended September 30, 2010.
     There are many sections of the amended Windfall Profits Tax which have yet to be clarified. One section for which Petrodelta is waiting for clarity is how the $70 cap on royalty barrels will be applied to royalties paid in-kind. Petrodelta pays royalties on production of 30 percent in-kind and 3.33 percent in cash. For the six months ended June 30, 2011, Petrodelta applied the current oil price to total barrels produced and to total royalty barrels. In October 2011, Petrodelta received preliminary instructions from PDVSA that royalties, whether paid in cash or in-kind, should be reported at $70 per barrel (royalty barrels x $70). The difference between the $70 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. PDVSA also instructed Petrodelta to make the reporting change retroactive to April 18, 2011, the date of enactment of the amended Windfall Profits Tax. From April 18, 2011 to September 30, 2011, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $52.7 million ($16.9 million net to our 32 percent interest). Net oil sales (oil sales less royalties) are the same under the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels; however, the method advised by PDVSA understates gross oil sales.
     Per our interpretation of the amended Windfall Profits Tax, the $70 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. Pending receipt of final guidance from the Venezuelan government, we have applied the $70 cap to only the 3.33 percent royalty barrels paid in cash and the current oil sales price to the 30 percent royalty barrels paid in-kind. With the assistance of Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $70 cap to the 3.33 percent royalty paid in cash for the nine months ended September 30, 2011. From April 18, 2011 to September 30, 2011, net oil sales (oil sales less royalties) are slightly higher, $5.3 million ($1.7 million net to our 32 percent interest), under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels.
     Another section of the amended Windfall Profits Tax for which Petrodelta is waiting for clarity relates to an exemption of this tax that can be granted by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”) for the incremental production of projects and grass root developments until the specific investments are recovered. This exemption has to be considered and approved in a case by case basis by MENPET. We believe several of the fields operated by Petrodelta may qualify for the exemption from the amended Windfall Profits Tax. We are waiting for clarification from MENPET on the definitions of incremental production and grass roots developments, as well as guidance on the process for applying for the exemption.

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
     In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. As of November 2, 2011, this dividend has not been received, and the timing of the receipt of this dividend is uncertain.
     Petrodelta does not have currency exchange risk other than the official prevailing exchange rate that applies to its operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME rate. The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At September 30, 2011, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 811.3 million Bolivars and 3,382.8 million Bolivars, respectively.
     For the six months ended June 30, 2011, Petrodelta reported income tax expense under International Accounting Standards (“IAS”) 12 — Income Taxes (“IAS 12”) and IAS 34 — Interim Financial Reporting (“IAS 34”). However, in the third quarter of 2011, PDVSA made certain interpretations of IAS 12 and IAS 34 that we do not believe to be in accordance with the guidance. Per PDVSA’s interpretations, taxable income is projected through the end of the tax year and is to include only permanent book-to-tax adjustments and the inflation adjustment. All temporary book-to-tax timing adjustments are excluded. Deferred taxes are to be calculated from the current balance sheet date. No projections are to be considered for the deferred tax calculation. Since we do not believe PDVSA’s interpretations to be in accordance with IAS 12 and IAS 34, with the assistance of Petrodelta, we have recalculated Petrodelta’s income tax under our understanding of the guidance in IAS 12 and IAS 34 which is that taxable income is projected through the end of the tax year and includes permanent and temporary book-to-tax differences. With this adjustment, Petrodelta’s current income tax rate for the three and nine months ended September 30, 2011 approximates the expected Venezuela statutory income tax rate for oil companies.
     Petrodelta’s reporting and functional currency is the U.S. Dollar. Petrodelta’s financial information is prepared in accordance with International Financial Reporting Standards (“IFRS”) which we have adjusted to conform to GAAP. All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information has been presented below at September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Oil sales	$304,969	$144,917	$814,557	$422,383
Gas sales	917	705	2,322	2,745
Royalty	(98,013)	(49,519)	(271,542)	(143,896)

	207,873	96,103	545,337	281,232

Expenses:
Operating expenses	20,027	7,274	52,993	27,949
Workovers	4,856	1,637	18,352	1,637
Depletion, depreciation and amortization	15,687	11,146	41,405	29,522
General and administrative	3,310	2,064	6,162	8,123
Windfall profits tax	69,424	—	161,895	2,915

	113,304	22,121	280,807	70,146

Income from operations	94,569	73,982	264,530	211,086

Gain (loss) on exchange rate	—	(136)	—	120,518
Investment earnings and other	161	5	513	2,886
Interest expense	(2,107)	(1,302)	(6,525)	(3,525)

Income before income tax	92,623	72,549	258,518	330,965

Current income tax expense	52,319	56,660	137,280	194,736
Deferred income tax (benefit) expense	(16,709)	18,785	(44,984)	66,367

Net income (loss)	57,013	(2,896)	166,222	69,862
Adjustment to reconcile to reported net income (loss) from unconsolidated equity affiliate:
Deferred income tax (benefit) expense	7,096	(18,953)	26,835	(66,441)

Net income equity affiliate	49,917	16,057	139,387	136,303
Equity interest in unconsolidated equity affiliate	40%	40%	40%	40%

Income before amortization of excess basis in equity affiliate	19,967	6,423	55,755	54,521
Amortization of excess basis in equity affiliate	(496)	(364)	(1,369)	(1,020)
Conform depletion expense to GAAP	142	89	(155)	(71)

Net income from unconsolidated equity affiliate	$19,613	$6,148	$54,231	$53,430

	September 30,	December 31,
	2011	2010
	(in thousands)
Current assets	$1,131,393	$535,225
Property and equipment	382,407	321,816
Other assets	123,083	67,755
Current liabilities	976,809	406,339
Other liabilities	45,169	39,224
Net equity	614,905	479,233
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

     At December 31, 2009, we fully impaired the carrying value of our equity investment in Fusion. Accordingly, we did not record net losses incurred by Fusion of $0.1 million and $1.1 million in the nine months ended September 30, 2011 and 2010, respectively, as doing so would have caused our equity investment to go into a negative position. However, we have recognized a $1.4 million gain on the sale of Fusion in the nine months ended September 30, 2011.
Note 9 — United States Operations
Gulf Coast
West Bay Project
     We held exploration acreage in the Gulf Coast Region of the United States through an Area of Mutual Interest (“AMI”) agreement with two private third parties. As of June 30, 2011, we and our partners in the West Bay project agreed to relinquish the exploration acreage we held to the farmor. The relinquishment has been completed with an effective date of October 31, 2011. Neither we nor our partners intend to continue any activity in West Bay. Based on the decision in the second quarter 2011 to relinquish the exploration acreage, the carrying value of West Bay of $3.3 million was impaired as of June 30, 2011. The West Bay project represented $3.3 million of unproved oil and gas properties on our December 31, 2010 balance sheet.
Note 10 — Indonesia
     In January 2011, we acquired an additional 10 percent equity interest in the Budong PSC for $3.7 million through the exercising of our first refusal right to a proposed transfer of interest by the operator to a third party. The $3.7 million was paid on April 18, 2011. On August 11, 2011, we received notice from the Government of Indonesia and BPMIGAS, Indonesia’s oil and gas regulatory authority, that the transfer of the additional interest has been approved. Closing of this acquisition increased our participating ownership interest in the Budong PSC to 64.4 percent with our cost sharing interest becoming 64.51 percent until first commercial production.
     The Karama-1 (“KD-1”), the second exploratory well on the Budong PSC, spud June 20, 2011. The KD-1 is located approximately 50 miles south of the LG-1. Operational activities during the three months ended September 30, 2011 focused on the drilling of the KD-1. As of September 30, 2011, we have incurred $13.8 million for the drilling of the KD-1.
     See Note 2 — Summary of Significant Accounting Policies — Suspended Exploratory Drilling Costs, Budong PSC for a status of the LG-1 exploratory drilling costs. The Budong PSC represents $33.9 million and $10.9 million of unproved oil and gas properties on our September 30, 2011 and December 31, 2010 balance sheets, respectively.
Note 11 — Gabon
     Two Standby Letters of Credit were issued in April 2011 for a semi-submersible drilling unit and a remote operated vehicle. We took possession of the drilling unit mid-April 2011 on a one well contract. The drilling rig was released on August 15, 2011. As of September 30, 2011, both Standby Letters of Credit have been cancelled, and the restricted cash securing the Standby Letters of Credit has been returned to us.
     See Note 5 — Commitments and Contingencies for a discussion of legal matters related to our Gabon operations.
     The Dussafu PSC represents $47.6 million and $9.2 million of unproved oil and gas properties on our September 30, 2011 and December 31, 2010 balance sheets, respectively.
Note 12 — Oman
     In April 2009, we signed an Exploration and Production Sharing Agreement (“EPSA”) with Oman for the Block 64 EPSA. We have a 100 percent working interest in Block 64 EPSA during the exploration phase. Oman Oil Company has the option to back-in to up to a 20 percent interest in Block 64 EPSA after the discovery of gas. We have a work commitment of $22.0 million which is a minimum amount to be spent on the Block 64 EPSA for the drilling of two wells over a three-year period which expires in May 2012. In order to complete drilling activities of the two exploratory wells, on August 24, 2011, Oman’s Ministry of Oil and Gas approved a one-year extension to

May 23, 2013 of the first exploration phase. Through September 30, 2011, we have incurred $5.2 million of this work commitment.
     The Block 64 EPSA represents $5.8 million and $4.2 million of unproved oil and gas properties on our September 30, 2011 and December 31, 2010 balance sheets, respectively.
Note 13 — Related Party Transactions
     Dividends declared and paid by Petrodelta are paid to HNR Finance. HNR Finance must declare a dividend in order for the partners, Harvest and Vinccler, to receive their respective shares of Petrodelta’s dividend. Petrodelta has declared two dividends, totaling $33.0 million, which have been received by HNR Finance and one dividend, totaling $12.2 million, which has not yet been received by HNR Finance. HNR Finance has not distributed these dividends to the partners. At September 30, 2011, Vinccler’s share of the undistributed dividends is $9.0 million.
Note 14 — Subsequent Event
     On October 12, 2011, $0.5 million of our 8.25 percent senior convertible notes were converted into 81,478 shares of common stock at a conversion rate of $5.71 per share. See Note 4 — Long-Term Debt for a discussion of the conversion ratio.
     On October 21, 2011, a Standby Letter of Credit in the amount of $1.2 million was issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Block 64 EPSA. The Standby Letter of Credit is fully cash collateralized by a certificate of deposit held in a U.S. bank.
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
     From time to time we learn of possible third party interests in acquiring ownership in certain assets within our property portfolio. We evaluate these potential opportunities taking into consideration our overall property mix, our operational and liquidity requirements, our strategic focus and our commitment to long-term shareholder value. For example, we have received such expressions of interest in acquiring some of our international exploration assets, and we are currently evaluating these potential opportunities. There can be no assurances that our discussions will continue or that any transaction may ultimately result from our discussions.
     On May 17, 2011, we closed the transaction to sell all of our interest in the oil and gas assets in Utah’s Uinta Basin (“Antelope Project”). The transaction included the Mesaverde Gas Exploration and Appraisal Project, the Lower Green River/Upper Wasatch Oil Delineation and Development Project and the Monument Butte Extension Appraisal and Development Project. The sale had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs (see Notes to Consolidated Financial Statements, Note 3 — Dispositions). This transaction is part of our ongoing process of exploring strategic alternatives announced in September 2010.
     On October 12, 2011, $0.5 million of our 8.25 percent senior convertible notes were converted into 81,478 shares of common stock at a conversion rate of $5.71 per share. See Notes to Consolidated Financial Statements, Note 4 — Long-Term Debt for a discussion of the conversion ratio.
     On October 21, 2011, a Standby Letter of Credit in the amount of $1.2 million was issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Al Ghubar / Qarn Alam license (“Block 64 EPSA”). The Standby Letter of Credit is fully cash collateralized by a certificate of deposit held in a U.S. bank.
     On October 29, 2011, we spud the first of the two exploratory wells on the Block-64 EPSA in Oman, the Mafraq South-A (“MFS-A”).
Venezuela
     Harvest Vinccler and Petrodelta do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (4.30 Bolivars per U.S. Dollar). However, during the three and nine months ended September 30, 2011, Harvest Vinccler exchanged approximately $0.3 million and $0.7 million, respectively, through Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) and received an average exchange rate of 5.15 Bolivars and 5.17 Bolivars, respectively, per U.S. Dollar. During the three and nine months ended September 30, 2010, no such exchanges took place. Petrodelta does not have, and has not had, any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate. Harvest Vinccler currently does not have any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate.
     The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At September 30, 2011, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 3.7 million Bolivars and 6.3 million Bolivars, respectively. At September 30, 2011, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 811.3 million Bolivars and 3,382.8 million Bolivars, respectively.
Petrodelta
     Petrodelta is governed by its own charter and bylaws and operates a portfolio of properties in eastern Venezuela including large proven oil fields as well as properties with very substantial opportunities for both development and exploration. We have seconded key technical and managerial personnel into Petrodelta and participate on Petrodelta’s board of directors.
     Petrodelta’s shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Petrodelta’s 2011 capital expenditures are expected to be approximately $200 million. Petrodelta’s 2011 proposed business plan includes a planned drilling program to utilize two rigs to drill both development and appraisal wells for maintaining production capacity, the continued appraisal of the substantial resource base in the El Salto field and further drilling in the Isleño field. It also includes engineering work for production facilities required for the full development of the El Salto and Temblador fields. Since Petrodelta only executed approximately 50 percent of its 2010 budget primarily due to lack of funding by PDVSA, we do not believe that PDVSA will be able to provide the support required to execute Petrodelta’s proposed 2011 budget. During the nine months ended September 30, 2011, Petrodelta has incurred only $97.9 million in capital expenditures.
     As disclosed in previous filings, PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. PDVSA purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures, and PDVSA has fallen behind in certain of its payment obligations to its contractors, including contractors engaged by PDVSA to provide services to Petrodelta. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors. As a result, Petrodelta is continuing to experience difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis is continuing to have an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.
     We have advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations and seismic interpretation, and employee salaries and related benefits for Harvest employees seconded into Petrodelta. Currently, we have five employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. We are considered a contractor to Petrodelta, and as such, we are also experiencing the slow payment of invoices. During the nine months ended September 30, 2011, we advanced Petrodelta $0.7 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Advances to equity affiliate has increased $0.6 million in the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we advanced Petrodelta $1.8 million for continuing operations costs, and Petrodelta repaid $4.5 million of the advances. Although payment is slow, payments continue to be received.
     In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (the “amended Windfall Profits Tax”). The amended Windfall Profits Tax establishes a special contribution for extraordinary prices to the Venezuelan government of 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $40 per barrel for 2011) and $70 per barrel. The amended Windfall Profits Tax also establishes a special contribution for exorbitant prices to the Venezuelan government of (1) 80 percent when the average price of the VEB exceeds $70 per barrel but is less than $90 per barrel; (2) 90 percent when the average price of the VEB exceeds $90 per barrel but is less that $100 per barrel; and (3) 95 percent when the average price of the VEB exceeds $100 per barrel. The amended Windfall Profits Tax caps the cash royalty paid on production at $70 per barrel. By placing a cap on the royalty barrels, the amended Windfall Profits Tax reduces the royalties paid to the government and increases payments to the National Development Fund (“FONDEN”).
     The Windfall Profits Tax is deductible for Venezuelan income tax purposes. Petrodelta recorded $69.4 million and $161.9 million for Windfall Profits Tax during the three and nine months ended September 30, 2011, respectively. During the three months ended September 30, 2010, no expense was recorded for the Windfall Profits Tax. Petrodelta recorded $2.9 million of expense for the Windfall Profits Tax during the nine months ended September 30, 2010.
     There are many sections of the amended Windfall Profits Tax which have yet to be clarified. One section for which Petrodelta is waiting for clarity is how the $70 cap on royalty barrels will be applied to royalties paid in-kind. Petrodelta pays royalties on production of 30 percent in-kind and 3.33 percent in cash. For the six months ended June 30, 2011, Petrodelta applied the current oil price to total barrels produced and to total royalty barrels. In October 2011, Petrodelta received preliminary instructions from PDVSA that royalties, whether paid in cash or in-kind, should be reported at $70 per barrel (royalty barrels x $70). The difference between the $70 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. PDVSA also instructed Petrodelta to make the reporting change retroactive to April 18, 2011, the date of enactment of the amended Windfall Profits Tax. From April 18, 2011 to September 30, 2011, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $52.7 million ($16.9 million net to our 32 percent interest). Net oil sales (oil sales less royalties) are the same under the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels; however, the method advised by PDVSA understates gross oil sales.
     Per our interpretation of the amended Windfall Profits Tax, the $70 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. Pending receipt of final guidance from the

Venezuelan government, we have applied the $70 cap to only the 3.33 percent royalty barrels paid in cash and the current oil sales price to the 30 percent royalty barrels paid in-kind. With the assistance of Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $70 cap to the 3.33 percent royalty paid in cash for the nine months ended September 30, 2011. From April 18, 2011 to September 30, 2011, net oil sales (oil sales less royalties) are slightly higher, $5.3 million ($1.7 million net to our 32 percent interest), under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels.
     Another section of the amended Windfall Profits Tax for which Petrodelta is waiting for clarity relates to an exemption of this tax that can be granted by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”) for the incremental production of projects and grass root developments until the specific investments are recovered. This exemption has to be considered and approved in a case by case basis by MENPET. We believe several of the fields operated by Petrodelta may qualify for the exemption from the amended Windfall Profits Tax. We are waiting for clarification from MENPET on the definitions of incremental production and grass roots developments, as well as guidance on the process for applying for the exemption.
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
     In December 2010, LOCTI was modified to reduce the amount of contributions beginning January 2011 to one percent of gross revenues for companies owned by individuals or corporations and 0.5 percent for companies owned by Venezuela. Petrodelta’s rate of contribution starting in 2011 will be 0.5 percent. The contribution is based on the previous year’s gross revenue and is due the following year. LOCTI was also modified to require all contributions to be paid in cash directly to the National Fund for Science, Technology and Innovation (“FONDACIT”), the entity responsible for the administration of LOCTI contributions. Self-funded programs and direct contributions to projects performed by other institutions are no longer allowed. Petrodelta is accruing the 2011 liability to LOCTI on a current basis.
     For the six months ended June 30, 2011, Petrodelta reported income tax expense under International Accounting Standards (“IAS”) 12 — Income Taxes (“IAS 12”) and IAS 34 — Interim Financial Reporting (“IAS 34”). However, in the third quarter of 2011, PDVSA made certain interpretations of IAS 12 and IAS 34 that we do not believe to be in accordance with the guidance. Per PDVSA’s interpretations, taxable income is projected through the end of the tax year and is to include only permanent book-to-tax adjustments and the inflation adjustment. All temporary book-to-tax timing adjustments are excluded. Deferred taxes are to be calculated from the current balance sheet date. No projections are to be considered for the deferred tax calculation. Since we do not believe PDVSA’s interpretations to be in accordance with IAS 12 and IAS 34, with the assistance of Petrodelta, we have recalculated Petrodelta’s income tax under our understanding of the guidance in IAS 12 and IAS 34 which is that taxable income is projected through the end of the tax year and includes permanent and temporary book-to-tax differences. With this adjustment, Petrodelta’s current income tax rate for the three and nine months ended September 30, 2011 approximates the expected Venezuela statutory income tax rate for oil companies.
     During the nine months ended September 30, 2011, Petrodelta drilled and completed nine development wells, one successful appraisal well and two water injector wells compared to 13 development wells in the nine months ended September 30, 2010. Petrodelta delivered approximately 8.4 million barrels (“MBls”) of oil and 1.5 billion cubic feet (“Bcf”) of natural gas, averaging 31,671 barrels of oil equivalent (“BOE”) per day during the nine months ended September 30, 2011 compared to deliveries of 6.1 MBls of oil and 1.8 Bcf of gas, averaging 23,583 BOE per day during the nine months ended September 30, 2010.
     During the nine months ended September 30, 2011, Petrodelta completed facilities at EPM transfer point for El Salto field. Completion of the facilities has enabled Petrodelta to increase production from the El Salto field. Petrodelta is continuing additional infrastructure enhancement projects in El Salto and Temblador. Petrodelta took possession of a third drilling rig at the end of September 2011. Currently, one drilling rig is operating in the El Salto field, and two drilling rigs are operating in the Temblador field. A workover rig is operating in the Tucupita field.
     Certain operating statistics for the three and nine months ended September 30, 2011 and 2010 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Thousand barrels of oil sold	3,031	2,219	8,396	6,142
Million cubic feet of gas sold	594	457	1,504	1,780
Total thousand barrels of oil equivalent	3,130	2,295	8,647	6,439
Average price per barrel	$100.62	$65.31	$97.02	$68.77
Average price per thousand cubic feet	$1.54	$1.54	$1.54	$1.54
Cash operating costs ($millions)	$20.0	$8.9	$52.9	$29.6
Capital expenditures ($millions)	$31.4	$21.4	$97.9	$46.9
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
United States
Gulf Coast — West Bay
     We held exploration acreage in the Gulf Coast Region of the United States through an Area of Mutual Interest (“AMI”) agreement with two private third parties. As of June 30, 2011, we and our partners in the West Bay project agreed to relinquish the exploration acreage we held to the farmor. The relinquishment has been completed with an effective date of October 31, 2011. Neither we nor our partners intend to continue any activity in West Bay. Based on the decision in the second quarter 2011 to relinquish the exploration acreage, the carrying value of West Bay of $3.3 million was impaired as of June 30, 2011.
Budong-Budong Project, Indonesia (“Budong PSC”)
     In January 2011, we acquired an additional 10 percent equity interest in the Budong PSC for $3.7 million through the exercising of our first refusal right to a proposed transfer of interest by the operator to a third party. The $3.7 million was paid on April 18, 2011. On August 11, 2011, we received notice from the Government of Indonesia and BPMIGAS, Indonesia’s oil and gas regulatory authority, that the transfer of the additional interest has been approved. Closing of this acquisition increased our participating ownership interest in the Budong PSC to 64.4 percent with our cost sharing interest becoming 64.51 percent until first commercial production.
     Operational activities during the three months ended September 30, 2011 included the continued drilling of the second exploratory well on the Budong PSC, the Karama-1 (“KD-1”), which spud on June 20, 2011. The KD-1 is located approximately 50 miles south of the LG-1. The KD-1 is being drilled to test a thrusted anticline feature with both Miocene and Eocene targets. With the current well design, the KD-1 could be drilled to a total depth of approximately 14,400 feet. Drilling was temporarily suspended in late July in order to remediate settling of the drilling pad. Drilling recommenced on August 11, 2011. The current total depth of the well is at 11,800 feet with evaluation on-going of a potential gross 200 foot Early Miocene sand package which is believed to be non-commercial. After setting casing, Harvest plans to drill ahead, as our exclusive operation, to a final total depth of approximately 14,400 feet to explore for the main Eocene objective which still has not yet been encountered in the well.
     The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed in the year 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest).
     During the nine months ended September 30, 2011, we had cash capital expenditures of $16.7 million for drilling and construction costs and $3.7 million for the purchase of the additional 10 percent equity interest.
Dussafu Project — Gabon
     Two Standby Letters of Credit were issued in April 2011 for a semi-submersible drilling unit and a remote operated vehicle. We took possession of the drilling unit mid-April 2011 on a one well contract. The drilling rig was released on August 15, 2011. As of September 30, 2011, both Standby Letters of Credit have been cancelled, and the collateral securing the Standby Letters of Credit has been returned to us.
     Operation activities during the three months ended September 30, 2011 included completion of drilling activities of the Dussafu Ruche Marin-1 (“DRM-1”) and appraisal sidetracks. The DRM-1 has been suspended as an oil discovery in both the Gamba and Dentale reserviors pending further exploration and development activities. The DRM-1 information is being used to refine the 3-D seismic depth model and improve our understanding for predicting the Gamba structure under the salt to define potential resources in the nearby satellite structures for future drilling targets. Reservoir characterization and concept engineering studies have started with the aim of evaluating the commerciality of the discovered oil.
     The partners in the Dussafu PSC began a 3-D seismic acquisition in a joint program with a third party. The program is operated by the third party and commenced on October 23, 2011. The program is expected to be completed by mid-November 2011. It is expected that up to 540 square kilometers of seismic could be acquired within the Dussafu license area if environmental conditions permit.
     We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two year period.
     During the nine months ended September 30, 2011, we had cash capital expenditures of $36.5 million for well planning and drilling.
     See Notes to Consolidated Financial Statements, Note 5 — Commitments and Contingencies for a discussion of legal matters related to our Gabon operations.
Block 64 EPSA Project — Oman
     We have a work commitment of $22.0 million which is a minimum amount to be spent on the Block 64 EPSA for the drilling of two wells over a three-year period which expires in May 2012. In order to complete drilling activities of the two exploratory wells, on August 24, 2011, Oman’s Ministry of Oil and Gas approved a one-year extension to May 23, 2013 of the first exploration phase. Through September 30, 2011, we have incurred $5.2 million of this work commitment.
     Operational activities during the three months ended September 30, 2011 included well planning and procurement of long lead items. The tendering process to contract a drilling rig and oil field services and materials is nearing completion with several letters of intent being issued and some contracts executed. On October 21, 2011, a Standby Letter of Credit in the amount of $1.2 million was issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Block 64 EPSA. The first of the two exploratory wells, the MFS-A, was spud October 29, 2011. The MFS-A will test the Mafraq South fault block and will be drilled to a total vertical depth of approximately 12,000 feet.
     During the nine months ended September 30, 2011, we had capital expenditures of $1.4 million related to leasehold costs and well planning and $0.6 million for seismic interpretation.

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
     Our cash is being used to fund oil and gas exploration projects and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. We are concentrating a substantial portion of our 2011 budget on the development of the Budong PSC and the Dussafu PSC. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. Currently, we have a work commitment of $22.0 million which is a minimum amount to be spent on the Block 64 EPSA in Oman for the drilling of two wells over a three-year period which expires in May 2013. Through September 30, 2011, we have incurred $5.2 million of this work commitment. We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two year period. The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed in the year 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest).
     Our primary ongoing source of cash is still dividends from Petrodelta. In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). As of November 2, 2011, this dividend has not been received, and the timing of the receipt of this dividend is uncertain. We expect to receive future dividends from Petrodelta; however, we expect that in the near term Petrodelta will reinvest most of its earnings into the company in support of its drilling and appraisal activities. Therefore, there is uncertainty that Petrodelta will pay additional dividends in 2011 or 2012.
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
     Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(29,840)	$(12,857)
Net cash provided by (used in) investing activities	128,446	(35,822)
Net cash provided by (used in) financing activities	(59,265)	29,672

Net increase (decrease) in cash	$39,341	$(19,007)

     At September 30, 2011, we had current assets of $128.6 million and current liabilities of $34.9 million, resulting in working capital of $93.7 million and a current ratio of 3.7:1. This compares with a working capital of $133.3 million and a current ratio of 5.7:1 at December 31, 2010. The decrease in working capital of $39.6 million was primarily due to an increase in accounts receivable related to the sale of the Antelope Project, the completion of the sale of the Antelope Project offset by an increase in capital expenditures and accounts payable due to drilling activities and income taxes related to the sale of the Antelope Project.

     Cash Flow used in Operating Activities. During the nine months ended September 30, 2011 and 2010, net cash used in operating activities was approximately $29.8 million and $12.9 million, respectively. The $16.9 million increase in use of cash was primarily due to drilling activities and the sale of the Antelope Project.
     Cash Flow from Investing Activities. Our cash capital expenditures for property and equipment are summarized in the following table:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Budong PSC	$20.4	$6.4
Dussafu PSC	36.5	2.2
Block 64 EPSA	1.4	0.4
Other projects	0.2	1.0

Total additions of property and equipment — continuing operations	58.5	10.0
Assets Held for Sale — Antelope Project(1)	31.4	24.6

Total additions of property and equipment	$89.9	$34.6

(1)	See Notes to Consolidated Financial Statements, Note 3 — Dispositions.
     During the nine months ended September 30, 2011, we received $217.8 million for the sale of our Antelope Project (see Notes to Consolidated Financial Statements, Note 3 — Dispositions) and $1.4 million from the sale of our equity investment in Fusion. During the nine months ended September 30, 2010, we deposited with a U.S. bank $1.0 million as collateral for a standby letter of credit issued in support of a bank guarantee required as a performance guarantee for a joint study. During the nine months ended September 30, 2011 and 2010, we incurred $0.9 million and $0.2 million, respectively, of investigatory costs related to various international and domestic exploration studies.
     Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures for 2011 will be funded through sales proceeds, our existing cash balances, accessing equity and debt markets, and cost reductions, as warranted.
     Cash Flow from Financing Activities. During the nine months ended September 30, 2011, we repaid $60.0 million of our term loan facility. During the nine months ended September 30, 2011, we incurred $0.2 million in legal fees associated with financings. During the nine months ended September 30, 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes. We also incurred $2.7 million in deferred financings costs related to the $32.0 million convertible debt offering that are being amortized over the life of the financial instrument and $0.1 million in legal fees associated with a prospective financing.
Results of Operations
     You should read the following discussion of the results of operations for the three and nine months ended September 30, 2011 and 2010 and the financial condition as of September 30, 2011 and December 31, 2010 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010
     We reported net income attributable to Harvest of $5.1 million, or $0.14 diluted earnings per share, for the three months ended September 30, 2011, compared with a net loss attributable to Harvest of $5.0 million, or $(0.15) diluted earnings per share, for the three months ended September 30, 2010.

     Total expenses and other non-operating (income) expense from continuing operations (in millions):

	Three Months Ended
	September 30,		Increase
	2011	2010	(Decrease)
Depreciation and amortization	$0.1	$0.1	$—
Exploration expense	1.6	2.6	(1.0)
General and administrative	4.0	6.6	(2.6)
Taxes other than on income	0.3	0.2	0.1
Investment earnings and other	(0.2)	(0.1)	(0.1)
Interest expense	0.8	0.2	0.6
Other non-operating expense	0.3	—	0.3
Income tax expense	0.2	0.7	(0.5)
     During the three months ended September 30, 2011, we incurred $1.5 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations and $0.1 million related to other general business development activities. During the three months ended September 30, 2010, we incurred $2.6 million of exploration costs related to seismic, geological and geophysical, and exploration support costs. Included in the $2.6 million of exploration costs is the one-time charge of $1.2 million for acquisition of seismic data for the Budong PSC related to our partner in the Budong PSC exercising their option to increase the carry obligation.
     General and administrative costs were lower in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to lower employee benefit costs ($1.1 million), general office costs and overhead ($2.1 million) offset by higher employee salaries ($0.4 million), travel costs ($0.1 million) and contract services ($0.1 million). Taxes other than on income were higher in the three months ended June 30, 2011 compared to the three months ended September 30, 2010 primarily due to payroll taxes and other.
     Investment earnings and other increased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to income earned on transition services provided on the Antelope Project after closing of the sale. Interest expense for the three months ended September 30, 2011 was higher compared to the three months ended September 30, 2010, primarily due to an interest and penalty levy received from the SENIAT, the Venezuelan income tax authority, in September 2011 on a 2007 tax levy that was settled in September 2010.
     Other non-operating expense was higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to costs incurred related to our on-going strategic alternative process and evaluation. For the three months ended September 30, 2011, income tax expense was lower compared with that of the three months ended September 30, 2010 due to lower income tax assessed in 2011 in the Netherlands.
     For the three months ended September 30, 2011, net income from unconsolidated equity affiliates reflects an increase in Petrodelta’s revenue from oil sales due to higher sales volumes and prices which was partially offset by the amended Windfall Profits Tax. Operating expense and workovers increased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to increased oil production and having a workover rig on location for all three months ending September 30, 2011. Petrodelta took possession of the workover rig in September 2010 and operated it for only one month in the period ending September 30, 2010. Gain on exchange rates decreased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to there not being any Bolivar/U.S. Dollar currency exchange rate devaluations during the current period. There was a Bolivar/U.S. Dollar currency exchange rate devaluation announced on January 8, 2010. Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported net income from unconsolidated equity affiliate) for the three months ended September 30, 2011 decreased compared to the effective tax rate (inclusive of the adjustments to reconcile to reported net income from unconsolidated equity affiliate) for the three months ended September 30, 2010 due to the tax effects of the currency devaluation in the three months ended September 30, 2010 partially offset by an increase in current tax on increased earnings (see Executive Summary — Petrodelta above for a discussion of Petrodelta’s income tax calculations).
Discontinued Operations
     On May 17, 2011, we closed the transaction to sell our Antelope Project. (See Notes to Consolidated Financial Statements, Note 3 — Dispositions.) The sale had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. We do not have any continuing involvement with the Antelope Project.

     Revenue and net income on discontinued operations for the three months ended September 30, 2011 and 2010 are shown in the table below:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Revenue applicable to discontinued operations	$—	$1,919
Net income (loss) from discontinued operations	$(3,464)	$390
     Net income from discontinued operations for the three months ended September 30, 2011 includes a $3.5 million increase in U.S. income tax related to the sale of our Antelope Project.
Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010
     We reported net income attributable to Harvest of $95.9 million, or $2.42 diluted earnings per share, for the nine months ended September 30, 2011, compared with net income attributable to Harvest of $19.3 million, or $0.53 diluted earnings per share, for the nine months ended September 30, 2010.
     Total expenses and other non-operating (income) expense from continuing operations (in millions):

	Nine Months Ended
	September 30,		Increase
	2011	2010	(Decrease)
Depreciation and amortization	$0.4	$0.4	$—
Exploration expense	7.4	5.3	2.1
General and administrative	17.1	17.5	(0.4)
Taxes other than on income	0.9	0.7	0.2
Investment earnings and other	(0.5)	(0.4)	(0.1)
Interest expense	4.7	1.3	3.4
Loss on extinguishment of debt	9.7	—	9.7
Other non-operating expense	1.0	—	1.0
Loss on exchange rates	0.1	1.5	(1.4)
Income tax expense	0.7	0.8	(0.1)
     During the nine months ended September 30, 2011, we incurred $3.8 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $0.3 million related to other general business development activities, and $3.3 million of impairment for the carrying value of West Bay (see Notes to Consolidated Financial Statements, Note 10- United States Operations, Gulf Coast). During the nine months ended September 30, 2010, we incurred $4.8 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations and $0.5 million related to other general business development activities. Included in the $4.8 million of exploration costs is the one-time charge of $1.2 million for acquisition of seismic data for the Budong PSC related to our partner in the Budong PSC exercising their option to increase the carry obligation.
     General and administrative costs were lower in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to lower general office expense and overhead ($1.8 million) and public relations ($0.3 million) offset by higher employee related costs ($1.6 million) and contract services ($0.1 million). The employee related cost increase includes $0.4 million of special consideration bonuses related to the sale of our Antelope Project. Taxes other than on income for the nine months ended September 30, 2011 were higher compared to the nine months ended September 30, 2010 primarily due to higher payroll and other taxes.
     Investment earnings and other were higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2011 due to income earned on transition services provided on the Antelope Project after closing of the sale. Interest expense was higher for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to the interest associated with our $32 million convertible debt offering in February 2010, our $60 million term loan facility occurring in October 2010 and amortization of discount on the term loan facility related to the warrants issued in connection with the $60 million term loan facility offset by interest capitalized to oil and gas properties of $1.6 million. During the nine months ended September 30, 2011, we incurred a loss on extinguishment of debt related to early payment of our $60 million term loan facility. The loss on extinguishment of debt includes the write off of the discount on debt ($7.2 million), prepayment premium of 3.5 percent of the amount outstanding ($2.1 million), expensing of financing costs related to the term loan facility ($0.3 million), and the cost to repurchase 4.4 million unvested warrants issued in connection with the term loan facility.
     Loss on exchange rates is lower for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to the Bolivar/U.S. Dollar currency exchange rate devaluation announced on January 8, 2010. There was no Bolivar/U.S. Dollar exchange rate devaluations in the nine months ended September 30, 2011. Other non-operating expense was higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to costs incurred related to our on-going strategic alternative process and evaluation. For the nine months ended September 30, 2011, income tax expense was lower compared with that of the nine months ended September 30, 2010 due to lower income tax assessed in 2011 in the Netherlands offset by a U.S. tax refund received in the nine months ended September 30, 2010.
     For the nine months ended September 30, 2011, net income from unconsolidated equity affiliates reflects an increase in Petrodelta’s revenue from oil sales due to higher sales volumes and prices which was partially offset by the amended Windfall Profits Tax. Operating expense and workovers increased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to increased oil production and having a workover rig on location for all nine months ending September 30, 2011. Petrodelta took possession of the workover rig in September 2010 and operated it for only one month in the period ending September 30, 2010. Gain on exchange rates decreased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to there not being any Bolivar/U.S. Dollar currency exchange rate devaluations during the current period. There was a Bolivar/U.S. Dollar currency exchange rate devaluation announced on January 8, 2010. Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported net income from unconsolidated equity affiliate) for the nine months ended September 30, 2011 decreased compared to the effective tax rate (inclusive of the adjustments to reconcile to reported net income from unconsolidated equity affiliate) for the nine months ended September 30, 2010 due to the tax effects of the currency devaluation in the nine months ended September 30, 2010 partially offset by an increase in current tax on increased earnings (see Executive Summary — Petrodelta above for a discussion of Petrodelta’s income tax calculations).
     We recorded a $1.4 million gain on the sale of our equity affiliate, Fusion, during the nine months ended September 30, 2011.
Discontinued Operations
     On May 17, 2011, we closed the transaction to sell our Antelope Project. (See Notes to Consolidated Financial Statements, Note 3 — Dispositions.) The sale had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. We do not have any continuing involvement with the Antelope Project. The related gain on the sale of $104.0 million is reported in the second quarter of 2011.
     Revenue and net income on discontinued operations for the six months ended June 30, 2011 and 2010 are shown in the table below:

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Revenue applicable to discontinued operations	$6,488	$7,957
Net income from discontinued operations	$92,483	$3,208
     Net income from discontinued operations for the nine months ended September 30, 2011 includes $104.0 million gain on the sale of our Antelope Project, $1.4 million for impairment of inventory from cost to market, $3.6 million for employee severance and special accomplishment bonuses, and $8.7 million of U.S. income tax related to the sale of our Antelope Project. Severance costs for key employees include $0.5 million of restricted stock units which was paid in July 2011. Severance costs for key employees also include 58,000 stock appreciation rights (“SAR”) granted at an exercise price of $4.595 per SAR. These SARs are exercisable by the key employee for up to one year after termination.

Effects of Changing Prices, Foreign Exchange Rates and Inflation
     Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.
     Our net foreign exchange losses attributable to our international operations were minimal for the nine months ended September 30, 2011 and $1.6 million for the nine months ended September 30, 2010. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.
     Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010 and again in January 2011. On January 4, 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Bolivars per U.S. Dollar exchange rate with an effective date of January 1, 2011.
     Harvest Vinccler and Petrodelta do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). However, during the nine months ended September 30, 2011, Harvest Vinccler exchanged approximately $0.7 million through SITME and received an average exchange rate of 5.17 Bolivars per U.S. Dollar. The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. Petrodelta does not have, and has not had, any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate. Harvest Vinccler currently does not have any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate.
     Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is potentially an important factor with respect to results of operations in Venezuela.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from adverse changes of the situation in Venezuela, our recently initiated exploration program and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. The information about market risk for the nine months ended September 30, 2011 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended December 31, 2010.

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
     Based on their evaluation as of September 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2011, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
     On June 30, 2011, we filed a voluntary self-disclosure with OFAC to report that we had possibly violated the U.S. sanctions by attempting to remit funds to LOGSA. On September 20, 2011, we received a response from OFAC which stated that OFAC had decided to address the matter by issuing us a cautionary letter instead of pursuing a civil penalty. The cautionary letter represents OFAC’s final response to the apparent violation, but does not constitute a final agency determination as to whether a violation occurred.
     Concurrently with the filing of the voluntary self-disclosure, we applied for a license with OFAC that would authorize us to pay LOGSA for the fuel provided. In addition to the blocked funds, we owe this supplier approximately $0.7 million ($0.5 million net to our 66.667 percent interest) in additional payments that we are unable to remit unless we are authorized to do so. We are waiting on a response and are unable, at this time, to predict when a license may be granted, if at all. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Unless that application is approved, the funds will remain in the blocked account, and we can give no assurance when, or if, OFAC will permit the funds to be released.
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
101. INS XBRL Instance Document

101. SCH XBRL Schema Document

101. CAL XBRL Calculation Linkbase Document

101. LAB XBRL Label Linkbase Document

101. PRE XBRL Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
Dated: November 9, 2011	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: November 9, 2011	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President — Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101. INS	XBRL Instance Document

101. SCH	XBRL Schema Document

101. CAL	XBRL Calculation Linkbase Document

101. LAB	XBRL Label Linkbase Document

101. PRE	XBRL Presentation Linkbase Document