Form 10-K
period 2011-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2012-03-15
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Preferred Share Purchase Rights

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011 was: $372,593,974.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date. Class: Common Stock, par value $0.01 per share, on March 2, 2012, shares outstanding: 34,317,087.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of the registrant’s fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report.

HARVEST NATURAL RESOURCES, INC.

FORM 10-K

PART I

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, as amended [the “PSLRA”]) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the PSLRA, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for undeveloped reserves, drilling risks, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the exploration, operation and development of oil and natural gas properties, risks incumbent to being a noncontrolling interest shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, the Company’s ability to acquire oil and natural gas properties that meet its objectives, availability and cost of drilling rigs and seismic crews, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, lack of liquidity, availability of sufficient financing, changes in weather conditions, and ability to hire, retain and train management and personnel. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1.	Business

Executive Summary

Harvest Natural Resources, Inc. is a petroleum exploration and production company incorporated under Delaware law in 1989. Our focus is on acquiring exploration, development and producing properties in geological basins with proven active hydrocarbon systems. Our experienced technical, business development and operating personnel have identified low entry cost exploration opportunities in areas with large hydrocarbon resource potential. We operate from our Houston, Texas headquarters. We also have regional/technical offices in the United Kingdom and Singapore, and field offices in Jakarta, Republic of Indonesia (“Indonesia”); Port Gentil, Republic of Gabon (“Gabon”); and Muscat, Sultanate of Oman (“Oman”) to support field operations in those areas.

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

Through the pursuit of technically-based strategies guided by conservative investment philosophies, we are building a portfolio of exploration prospects to complement the low-risk production, development and exploration prospects we hold in Venezuela. In addition to our interests in Venezuela, we hold exploration acreage mainly onshore West Sulawesi in Indonesia, offshore of Gabon, onshore in Oman, and offshore of the People’s Republic of China (“China”).

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

As of December 31, 2011, we had total assets of $513.0 million, unrestricted cash of $58.9 million and long-term debt of $31.5 million. For the year ended December 31, 2011, we had no revenues from continuing operations and net cash used in operating activities of $52.7 million. As of December 31, 2010, we had total assets of $485.5 million, unrestricted cash of $58.7 million and long-term debt of $81.2 million. For the year ended December 31, 2010, we had no revenues from continuing operations and net cash used in operating activities of $5.3 million.

Petrodelta’s Proved reserves, net to our 32 percent interest, are 43.3 MMBOE at December 31, 2011. Petrodelta’s Probable reserves, net to our 32 percent interest, are 60.5 MMBOE at December 31, 2011. Petrodelta’s Possible reserves, net to our 32 percent interest, are 106.8 MMBOE. Proved plus Probable reserves at 103.8 MMBOE are virtually unchanged from last year. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates.

In September 2010, our ownership interest in the Budong-Budong Production Sharing Contract (“Budong PSC”) increased from 47 percent to 54.4 percent. In March 2011, the Government of Indonesia and BPMIGAS, Indonesia’s oil and gas regulatory authority, approved the change in ownership interest. In January 2011, our ownership interest in the Budong PSC increased from 54.4 percent to 64.4 percent. In August 2011, the Government of Indonesia and BPMIGAS approved the change in ownership interest. See Item 1. Business, Operations, Budong-Budong, Onshore Indonesia – General.

The Lariang-1 (“LG-1”), the first exploratory well on the Budong PSC, spud January 6, 2011. The Karama-1 (“KD-1”), the second exploratory well on the Budong PSC, spud June 20, 2011. See Item 1. Business, Operations, Budong-Budong, Onshore Indonesia – Drilling and Development Activity.

On January 28, 2011, Fusion Geophysical, LLC’s (“Fusion”) 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations – Fusion Geophysical, LLC.

In March 2011, the Direction Generale Des Hydrocarbures (“DGH”) approved another one year extension to May 27, 2012 of the second exploration phase on the Dussafu Marin Permit (“Dussafu PSC”). See Item 1. Business, Operations, Dussafu Marin, Offshore Gabon – General.

In March 2011, China National Offshore Oil Corporation (“CNOOC”) granted us an extension of Phase One of the Exploration Period for the WAB-21 contract area to May 2013. See Item 1. Business, Operations, Wab-21, South China Sea – General.

The Dussafu Ruche Marin-A (“DRM-1”), our first exploratory well on the Dussafu PSC, spud April 28, 2011. The DRM-1 is currently suspended pending further exploration and development activities. In November 2011, an additional 545 square kilometers of seismic was acquired on the Dussafu PSC and is being processed. See Item 1. Business, Operations, Dussafu Marin, Offshore Gabon – Drilling and Development Activity.

On May 17, 2011, we closed the transaction to sell all of our interest in the oil and gas assets in Utah’s Uinta Basin (“Antelope Project”). The transaction included the Mesaverde Gas Exploration and Appraisal Project (“Mesaverde”), the Lower Green River/Upper Wasatch Oil Delineation and Development Project (“Lower Green River/Upper Wasatch”) and the Monument Butte Extension Appraisal and Development Project (“Monument Butte Extension”). See Item 1. Business, Operations, United States Operations, Western United States – Antelope.

Pursuant to the terms of the term loan facility with MSD Energy Investments Private II, LLC, on May 17, 2011, we paid amounts outstanding under the term loan facility with the net cash proceeds received from the sale of our Antelope Project. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 5 – Long-Term Debt.

In June 2011, we and our partners in the West Bay project agreed to relinquish the exploration acreage we held to the farmor. See Item 1. Business, Operations, United States Operations, Gulf Coast – West Bay Project.

In August 2011, Oman’s Ministry of Oil and Gas approved a one-year extension to May 23, 2013 of the Initial Period of the Exploration and Production Sharing Agreement (“EPSA”) for the Al Ghubar/Qarn Alam License (“Block 64 EPSA”). See Item 1. Business, Operations, Block 64 EPSA, Oman – General.

The Mafraq South-1 (“MFS-1”), the first exploratory well on the Block 64 EPSA, spud October 29, 2011. The Al Ghubar North-1 (“AGN-1”), the second exploratory wells on the Block 64 EPSA, spud December 21, 2011. See Item 1. Business, Operations, Block 64 EPSA, Oman – Drilling and Development Activity.

See Item 1. Business, Operations, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of these and other events during 2011.

Our strategy has broadened from our primary focus on Venezuela to identify, access and integrate organic growth hydrocarbon assets through exploration in basins with proven hydrocarbon systems globally as an alternative to purchasing proved producing assets. We seek to leverage our Venezuelan experience as well as our expanded business development and technical platform to create a diversified resource base. We have made significant investments to provide the foundation and global reach required for an organic growth focus. While exploration became a larger part of our overall portfolio, we generally restricted ourselves to basins with known hydrocarbon systems and favorable risk-reward profiles.

We intend to use our available cash to pursue additional growth opportunities in Indonesia, Gabon, Oman, China and other countries that meet our strategy. However, the execution of this strategy maybe limited by factors including, among other things, access to additional capital and the receipt of dividends from Petrodelta as well as the need to preserve adequate development capital in the interim.

The ability to successfully execute our strategy is subject to significant risks including, among other things, payment of Petrodelta dividends, exploration, operating, political, legal and financial risks. See Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information set forth elsewhere in this Annual Report on Form 10-K for a description of these and other risk factors.

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

We also make available, free of charge on or through our Internet website (http://www.harvestnr.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Exchange Act are also available on our website. In addition, we have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our chief executive officer, principal financial officer and principal accounting officer. The text of the Code of Business Conduct and Ethics has been posted on the Corporate Governance section of our website. We post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics applicable to our senior officers. Additionally, the Code of Business Conduct and Ethics is available in print to any person who requests the information. Individuals wishing to obtain this printed material should submit a request to Harvest Natural Resources, Inc., 1177 Enclave Parkway, Suite 300, Houston, Texas 77077, Attention: Investor Relations.

Reserves

We adopted the SEC’s Modernization of Oil and Gas Reporting and the Financial Accounting Standards Board’s (“FASB”) guidance on extractive activities for oil and gas (Accounting Standards Codification [“ASC”] 932) as of December 31, 2009. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates.

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for, management reviews and review of the independent third party reserves report. The technical employee responsible for overseeing the process for preparation of the reserves estimates has a Bachelor of Arts in Engineering Science, a Master of Science in Petroleum Engineering, more than 25 years of experience in reservoir engineering, and is a member of the Society of Petroleum Engineers.

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

In Venezuela during 2011, Petrodelta drilled and completed 15 production wells. Four of the wells were previously identified Proved Undeveloped (“PUD”) locations and 11 wells were previously classified as probable, possible or undefined locations. In 2011, an additional 54 PUD locations were identified through drilling activity, however 69 PUD locations which are scheduled to be drilled 5 years after the wells were originally identified have been reclassified as Probable reserves. At December 31, 2011, Petrodelta has a total of 163 identified PUD locations.

Petrodelta’s 2011 business plan, as approved by PDVSA, contemplates sustained drilling activities through the year 2024 to fully develop the El Salto and Temblador fields. As a noncontrolling interest shareholder in Petrodelta, HNR Finance has limited ability to control the development plans that are periodically prepared and/or approved by the Venezuelan government. The PUD locations which are now scheduled to be drilled 5 years after they were originally identified have been reclassified as Probable reserves.

Probable undeveloped reserves of 60.3 MMBOE include 16.1 MMBOE from 69 gross undeveloped locations that would otherwise meet the definition of proved undeveloped reserves, except that they are scheduled to be drilled at least 5 years after the date that they were originally identified. These 69 locations are all scheduled to be drilled from 2013 to 2016.

Proved undeveloped reserves of 26.2 MMBOE from 163 gross PUD locations are all scheduled to be drilled within the period from 2012 to 2015 and within 5 years from when these locations were first identified. All above MMBOE represent our net 32 percent interest, net of a 33.33 percent royalty.

The following table shows, by country and in the aggregate, a summary of our proved, probable and possible oil and gas reserves as of December 31, 2011.

	Oil and NGLs	Natural Gas	Total
	(MBls)	(MMcf)	(MBOE)(a)
Proved Developed Reserves:
International – Venezuela(b)	13,717	20,291	17,099

Total Proved Developed	13,717	20,291	17,099

Proved Undeveloped Reserves:
International – Venezuela(b)	24,948	7,549	26,206

Total Proved Undeveloped	24,948	7,549	26,206

Total Proved Reserves	38,665	27,840	43,305

Probable Developed Reserves:
International – Venezuela(b)	127	82	141

Total Probable Developed	127	82	141

Probable Undeveloped Reserves:
International – Venezuela(b)	53,341	41,828	60,312

Total Probable Undeveloped	53,341	41,828	60,312

Total Probable Reserves	53,468	41,910	60,453

Possible Developed Reserves:
International – Venezuela(b)	—	—	—

Total Possible Developed	—	—	—

Possible Undeveloped Reserves:
International – Venezuela(b)	101,855	29,548	106,780

Total Possible Undeveloped	101,855	29,548	106,780

Total Possible Reserves	101,855	29,548	106,780

(a)

Thousand barrels of oil equivalent (“MBOE”) is determined using the approximate heat content ratio of one barrel of crude oil or condensate to six thousand cubic feet (“Mcf”) of natural gas, which ratio does not necessarily reflect price equivalency.

(b)	Information represents our net 32 percent ownership interest in Petrodelta.

Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves as of December 31, 2011, 2010 and 2009 and changes in proved reserves during the last three years are contained in Item 15. Supplemental Information on Oil and Natural Gas Producing Activities (unaudited). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Critical Accounting Policies – Reserves for additional information on our reserves.

Operations

Since April 1, 2006, our Venezuelan operations have been conducted through our equity affiliate Petrodelta which is governed by the Contract of Conversion (“Conversion Contract”) signed on September 11, 2007. All of the equity investment in HNR Finance and Harvest Vinccler is owned by Harvest-Vinccler Dutch Holding B.V., a Netherlands private company with limited liability. We own an 80 percent equity investment in Harvest-Vinccler Dutch Holding B.V. The remaining 20 percent noncontrolling interest is owned by Vinccler. In addition, we have a 64.4 percent interest in the Budong PSC which we may operate during the production phase, a 66.667 percent interest in the production sharing contract related to the Dussafu PSC for which we are the operator, a 100 percent interest in the Block 64 EPSA for which we are the operator, and a 100 percent interest in the WAB-21 petroleum contract in the South China for which we are the operator.

Petrodelta

General

On October 25, 2007, the Venezuelan Presidential Decree which formally transferred to Petrodelta the rights to the Petrodelta Fields subject to the conditions of the Conversion Contract was published in the Official Gazette. Petrodelta is to undertake the exploration, production, gathering, transportation and storage of hydrocarbons from the Petrodelta Fields for a maximum of 20 years from that date. Petrodelta is governed by its own charter and bylaws. Petrodelta’s portfolio of properties in eastern Venezuela include large proven oil fields as well as properties with very substantial opportunities for both development and exploration. We have seconded key technical and managerial personnel into Petrodelta and participate on Petrodelta’s board of directors

Petrodelta’s shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Under its conversion contract, work programs and annual budgets adopted by Petrodelta must be consistent with Petrodelta’s business plan. Petrodelta’s business plan may be modified by a favorable decision of the shareholders owning at least 75 percent of the shares of Petrodelta. Petrodelta’s 2011 capital expenditures were expected to be approximately $200 million. Petrodelta’s 2011 proposed business plan included a planned drilling program to utilize two rigs to drill both development and appraisal wells for maintaining production capacity, the continued appraisal of the substantial resource base in the El Salto field and further drilling in the Isleño field. It also included engineering work for production facilities required for the full development of the El Salto and Temblador fields. Due to insufficient monetary and contractual support by PDVSA, Petrodelta incurred only $137.5 million of its 2011 planned capital expenditures.

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

Crude oil delivered from the Petrodelta fields to PDVSA Petroleo S.A. (“PPSA”) is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Merey 16 published prices are quoted and sold in U.S. Dollars. Natural gas delivered from the Petrodelta Fields to PPSA is priced at $1.54 per Mcf. PPSA is obligated to make payment to Petrodelta in U.S. Dollars in the case of payment for crude oil and natural gas liquids delivered. Natural gas deliveries are paid in Venezuelan Bolivars (“Bolivars”), but the pricing for natural gas is referenced to the U.S. Dollar.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (the “amended Windfall Profits Tax”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations, Venezuela – Petrodelta for a discussion of the effects of the amended Windfall Profits Tax on Petrodelta’s business.

The Science and Technology Law (referred to as “LOCTI” in Venezuela) requires major corporations engaged in activities covered by the Hydrocarbon and Gaseous Hydrocarbon Law (“OHL”) to contribute 0.5 percent (two percent prior to January 1, 2011) of their gross revenue generated in Venezuela from activities specified in the OHL on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. The contribution is based on the previous year’s gross revenue and is due the following year. Each company is required to file a separate declaration. Prior to January 1, 2011, contributions were allowed to be paid in-kind through self-funded programs and direct contributions to projects performed by other institutions. Effective January 1, 2011, LOCTI requires all contributions to be paid in cash directly to the National Fund for Science, Technology and Innovation (“FONDACIT”), the entity responsible for the administration of LOCTI contributions. Self-funded programs and direct contributions to projects performed by other institutions are no longer allowed. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations, Venezuela – Petrodelta for a discussion of LOCTI related to prior years.

In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of March 7, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain.

Business Plan of Petrodelta

As of March 7, 2012, the 2012 budget for Petrodelta’s business plan had not yet been approved by its shareholders. Since Petrodelta only executed approximately 69 percent its 2011 planned capital expenditures primarily due to insufficient monetary and contractual support by PDVSA, it is possible that PDVSA will not provide the support required to execute Petrodelta’s proposed 2012 budget. Should PDVSA continue in insufficient monetary and contractual support of Petrodelta, underinvestment in the development plan may lead to continued under-performance. However, Petrodelta’s 2012 proposed business plan includes a planned drilling program to utilize three rigs to drill both development and appraisal wells for maintaining production capacity and the continued appraisal of the substantial resource base in the El Salto and Isleño fields. It also includes engineering work for the additional infrastructure enhancement projects in El Salto and Temblador.

Location and Geology

Petrodelta Fields

Uracoa Field

At December 31, 2011, there were 86 (2010: 83) oil and natural gas producing wells and seven (2010: six) water injection wells in the field. The current production facility has capacity to handle 60 thousand barrels (“MBbls”) of oil per day, 130 MBbls of water per day, and storage of up to 75 MBbls of crude oil. The oil is transported through a 25-mile oil pipeline from the Uracoa plant facilities to PDVSA’s EPT-1 storage facility. All natural gas presently being delivered by Petrodelta is produced from the Uracoa field and is delivered to PDVSA through a 64-mile pipeline to Mamo gas station and PDVSA Gas network.

Tucupita Field

At December 31, 2011, there were 17 (2010: 14) oil producing wells and four (2010: four) water injection wells in the field. The Tucupita production facility has capacity to process 30 MBbls of oil per day, 125 MBbls of water per day and storage for up to 60 MBbls of crude oil. The oil is transported through a 31-mile, 20 MBbls of oil per day pipeline from the Tucupita field to the Uracoa plant facilities. It is then transported through the 25-mile oil pipeline from the Uracoa plant facilities to PDVSA’s EPT-1 storage facility.

Bombal Field

East Bombal was drilled in 1992, and currently remains underdeveloped. In West Bombal, at December 31, 2011, there were four (2010: three) oil producing wells. The oil is transported through Petrodelta’s pipelines from the West Bombal field to the Uracoa plant facilities. It is then transported through the 25-mile oil pipeline from the Uracoa plant facilities to PDVSA’s EPT-1 storage facility.

Isleño Field

The Isleño field was discovered in 1953. Seven oil appraisal wells were drilled by PDVSA prior to the field being contributed to Petrodelta. Petrodelta drilled an appraisal well, the ILM-8, in Isleño in January 2011. In December 2011, the well was shut in due to high production of gas. At December 31, 2011 and 2010, no wells were producing in the field. A reentry of the ILM-8 was completed in February 2012, and the well is currently producing. The oil is transported through Petrodelta’s pipelines to the Uracoa plant facilities. It is then transported through the 25-mile oil pipeline from the Uracoa plant facilities to PDVSA’s EPT-1 storage facility.

Temblador Field

The Temblador field was discovered in 1936 and developed in the 1940s and 1950s. At December 31, 2011, there were 27 (2010: 25) oil producing wells in the field. The fluid produced from Temblador field flows through two flow stations operated by Petrodelta. The Temblador field’s production flows through Petrodelta pipelines to TY23 station then into PDVSA’s EPT-1 storage facility.

El Salto Field

The El Salto field was discovered in 1936. 31 appraisal wells were drilled by PDVSA prior to the field being contributed to Petrodelta. At December 31, 2011, there were nine (2010: three) oil producing wells and one (2010: none) water injection well in the El Salto field. During 2011, Petrodelta completed facilities at PDVSA’s EPM-1 transfer point at PDVSA Morichal for the El Salto field. Completion of the facilities has enabled Petrodelta to increase production from the El Salto field.

Infrastructure and Facilities

Petrodelta has a 25-mile oil pipeline from its oil processing facilities at Uracoa to PDVSA’s EPT-1 storage facility, the custody transfer point. The marketing contract specifies that the oil stream may contain no more than one percent base sediment and one percent water. Quality measurements are conducted both at Petrodelta’s facilities and at PDVSA’s storage facility.

Petrodelta has a 64-mile pipeline from Uracoa to Mamo gas station and PDVSA Gas network with a nominal capacity of 70 million cubic feet (“MMcf”) of natural gas per day and a design capacity of 90 MMcf of natural gas per day.

Petrodelta has a 5.6-mile trunkline from the Temblador field to TY23 station which is next to PDVSA’s EPT-1 storage facility.

Petrodelta completed facilities at PDVSA’s EPM-1 transfer point at PDVSA Morichal for El Salto field. Petrodelta is continuing additional infrastructure enhancement projects in El Salto and Temblador.

Petrodelta has agreements in place for purchase of power for the electrical needs, leasing of compression, and operation and maintenance of the gas treatment and compression facilities at the Uracoa and Tucupita fields through 2012.

Drilling and Development Activity

During the year ended December 31, 2011, Petrodelta drilled and completed 15 development wells, one successful appraisal well and two water injector wells. Petrodelta delivered approximately 11.4 million barrels (“MBls”) of oil and 2.3 billion cubic feet (“Bcf”) of natural gas, averaging 32,240 barrels of oil equivalent (“BOE”) per day during the year ended December 31, 2011. During the year ended December 31, 2010, Petrodelta drilled and completed 16 development wells. Petrodelta delivered approximately 8.6 MBls of oil and 2.2 Bcf of natural gas, averaging 23,455 BOE per day during the year ended December 31, 2010.

Petrodelta took possession of a third drilling rig at the end of September 2011. Currently, two drilling rigs are operating in the El Salto field, and one drilling rig is operating in the Isleño field. A workover rig is operating in the Uracoa field.

Risk Factors

We face significant risks in holding a minority equity investment in Petrodelta. These risks and other risk factors are discussed in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

United States Operations

During 2008, we initiated a domestic exploration program in two different basins. We were the operator of both exploration programs.

Gulf Coast – West Bay Project

We held exploration acreage in the Gulf Coast Region of the United States through an Area of Mutual Interest (“AMI”) agreement with two private third parties. As of June 30, 2011, we and our partners in the West Bay project agreed to relinquish the exploration acreage we held to the farmor. The relinquishment was completed with an effective date of October 31, 2011. Neither we nor our partners intend to continue any activity in West Bay. Based on the decision in the second quarter 2011 to relinquish the exploration acreage, the carrying value of West Bay of $3.3 million was impaired as of June 30, 2011.

Western United States – Antelope

On May 17, 2011, we closed the transaction to sell all of our interest in the oil and gas assets located in our Antelope Project area in the Uinta Basin of Utah which consisted of approximately 69,000 gross acres (47,600 net acres), and the related contracts, reserves, production, wells, pipelines production facilities and other rights, title and interests located in the Uintah Basin in Duchesne and Uintah Counties, Utah. The transaction included the Mesaverde, the Lower Green River/Upper Wasatch and the Monument Butte Extension. We owned an approximate working interest of 70 percent in the Mesaverde and Lower Green River/Upper Wasatch, an approximate 60 percent working interest in one well in the Monument Butte Extension, an approximate 43 percent working interest in the initial eight well program in the Monument Butte Extension, and 37 percent working interest in the follow-up six well program in the Monument Butte Extension. The initial eight well program and follow-up six well program in the Monument Butte Extension were non-operated. The sale had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. All activities associated with the Antelope Project have been reflected as discontinued operations on the statement of operations. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 4 – Dispositions.

Budong-Budong, Onshore Indonesia

General

In 2007, we entered into a Farmout Agreement to acquire a 47 percent interest in the Budong PSC located mostly onshore West Sulawesi, Indonesia. In April 2008, the Government of Indonesia approved the assignment to us of the 47 percent interest in the Budong PSC. Our partner is the operator through the exploration phase as required by the terms of the Budong PSC, and we have an option to become operator, if approved by the Government of Indonesia and BPMIGAS in any subsequent development and production phase.

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

On January 5, 2011, we exercised our first refusal right to a proposed transfer of interest by the operator to a third party, which allowed us to acquire an additional 10 percent equity in the Budong PSC at a cost of $3.7 million payable ten business days after completion of the first exploration well. The $3.7 million was paid on April 18, 2011. On August 11, 2011, we received notice from the Government of Indonesia and BPMIGAS that the transfer of the additional interest had been approved. Closing of this acquisition increased our participating ownership interest in the Budong PSC to 64.4 percent with our cost sharing interest becoming 64.51 percent until first commercial production.

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

The Budong PSC includes the Lariang and Karama sub-basins, which are the eastern onshore extension of the West Sulawesi foldbelt (“WSFB”). Field work performed over the last ten years has given a new understanding to the presence of Eocene source and reservoir potential that had not previously been recognized. Recent offshore seismic surveys have greatly improved the understanding of the geology and enhanced the prospectivity of the offshore WSFB and, by analogy, the sparsely explored onshore area.

Drilling and Development Activity

Operational activities during 2011 focused on drilling of the first two exploratory wells, the LG-1, which spud on January 6, 2011, and the KD-1, which spud on June 20, 2011.

The LG-1, the first of the two exploratory wells in the Budong PSC, targeted the Miocene and Eocene reservoirs to a planned depth of approximately 7,200 feet. The LG-1 was drilled to a total depth of 5,311 feet and encountered multiple oil and gas shows within the secondary Miocene objective. Wireline logs and samples of reservoir fluids confirmed the presence of hydrocarbons, trap and seal thus greatly de-risking the exploration potential of the license as well as proving the LG structure to be hydrocarbon bearing. The high formation pressures, well control difficulties, and a poor cementing job on the 9-5/8ths casing required the use of more casing strings at shallower depths than were originally planned. At a depth of 5,300 feet, losses of heavy drilling mud into the formation were encountered which, when coupled with the very high formation pressures, led the partners to the decision to discontinue operations and plug and abandon the well for safety reasons on April 8, 2011. The primary Eocene targets had not yet been reached, as the well was planned for a total measured depth of approximately 7,200 feet. The costs for drilling the LG-1, $14.0 million, were suspended at March 31, 2011 pending further evaluation and appraisal.

The KD-1, the second of the two exploratory wells in the Budong PSC, is located approximately 50 miles south of the LG-1. The KD-1 was drilled to test a thrusted surface anticline with stacked Miocene and Eocene targets to a planned total measured depth of approximately 10,800 feet. The well design allowed the KD-1 to be drilled to a total depth of approximately 14,400 feet. The well was initially drilled to a depth of 9,633 feet and sidetracked after the drill string was severed. The sidetrack, the KD-1ST, was initially drilled to a total depth of 11,800 feet and logged. The evaluation of cuttings, logs and sidewall cores demonstrated the presence of oil over a 200 feet low permeability and low porosity clastic section. As the Eocene had not yet been encountered, on November 4, 2011, Harvest continued drilling as an exclusive operation to explore for the main Eocene objective. Although the well encountered both Oligocene and Eocene stratigraphy, at a final total depth of 14,437 feet (13,576 feet true vertical depth [“TVD”]), the primary Eocene clastic reservoir target had not yet been reached. Biostratigraphy indicates the section at total depth to be Eocene deep water shales. On January 2, 2012, the KD-1ST was plugged and abandoned. Drilling costs of $26.0 million related to the drilling of the KD-1 and the KD-1ST have been expensed to dry hole costs as of December 31, 2011.

In January 2012, after completion of drilling of the KD-1, all information gathered from the drilling of the LG-1 and KD-1 was reevaluated in connection with our plans for the Budong PSC and overall corporate strategy. Based on this reevaluation, we determined that the original LG-1 well bore would not be used for re-entry. Since plans for the Budong PSC no longer include re-entry of the LG-1 well bore, the drilling costs of $14.0 million related to the drilling of the LG-1 have been expensed to dry hole costs as of December 31, 2011. Based on the multiple oil and gas shows encountered in both the LG-1 and KD-1, we are working on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. As such, the other costs incurred related to the Budong PSC of $6.8 million remain capitalized on our balance sheet as of December 31, 2011.

Dussafu Marin, Offshore Gabon

General

In 2008, we acquired a 66.667 percent ownership interest in the Dussafu PSC. We are the operator.

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources (“Republic of Gabon”), entered into the second exploration phase of the Dussafu PSC with an effective date of May 28, 2007. At that time, it was agreed that the second three-year exploration phase be extended until May 27, 2011, at which time the partners can elect to enter a third exploration phase. In order to complete drilling activities of the first exploratory well, in March 2011, the DGH approved another one year extension to May 27, 2012 of the second exploration phase.

During 2011, we established an operational and logistics base in Port Gentil, Gabon to support the Dussafu PSC drilling program.

We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two-year period.

Location and Geology

The Dussafu PSC contract area is located offshore Gabon, adjacent to the border with the Republic of Congo. It contains 680,000 acres with water depths to 1,000 feet. Production and infrastructure exists in the blocks contiguous to the Dussafu PSC.

Drilling and Development Activity

Operational activities during 2011 focused on drilling of our first exploratory well, the DRM-1, which spud April 28, 2011, and two appraisal sidetracks. The DRM-1 is in a water depth of 380 feet and was drilled to test multiple stacked pre-salt targets to a planned total measured depth of approximately 10,100 feet with an option to deepen to 12,500 feet.

On June 10, 2011, we announced the DRM-1 had reached a total depth of 10,044 (true vertical depth subsea [“TVDSS”] of 9,953 feet) feet within the Upper Dentale Formation. Log evaluation, pressure data and samples indicated an oil discovery of approximately 55 feet of pay in a 90 foot oil column within the Gamba Formation. We also announced plans to deepen the well to test Middle and Lower Dentale exploration potential and sidetrack to appraise the extent of the Gamba oil discovery.

Subsequently the DRM-1 was deepened to reach a total depth of 11,450 feet (TVDSS of 11,355 feet) to test the prospectivity of the Middle and Lower Dentale Formations. Log evaluation, pressure data and a fluid sample indicate that we had discovered a second oil accumulation with approximately 35 feet of oil pay within the secondary objective of the Middle Dentale Formation.

The Gamba discovery has been appraised by drilling a sidetrack (“DRM-1ST1”) 0.75 miles to the southwest to test the lateral extent and structural elevation of the Gamba reservoir. The sidetrack was drilled to a total depth in the Upper Dentale of 11,562 feet, (9,428 feet of TVDSS) and found 19 feet of oil pay in the Gamba reservoir. A second sidetrack (“DRM-1ST2”) was drilled 0.5 miles to the northwest of the original DRM-1 wellbore to a total depth in the Upper Dentale of 10,615 feet, (9,429 feet of TVDSS) and found 40 feet of oil pay in the Gamba reservoir.

Drilling operations are currently suspended pending further exploration and development activities. The DRM-1 information is being used to refine the 3-D seismic depth model and improve our understanding for predicting the Gamba structure under the salt to define potential resources in the nearby satellite structures for future drilling targets. Initial reservoir characterization and conceptual engineering studies have begun with the aim of evaluating the commerciality of the discovered oil and to determine the forward plan for the Dussafu PSC.

The partners in the Dussafu PSC began a 3-D seismic acquisition in a joint program with a third party. The program, which was operated by the third party and commenced on October 23, 2011, was completed November 18, 2011. We acquired an additional 545 square kilometers of seismic which is currently being processed. The seismic data was acquired in the northern area of the Dussafu PSC between the two existing 3-D seismic surveys acquired in 1994 and 2005 and the 2-D seismic survey we acquired in 2008.

Block 64 EPSA, Oman

General

In 2009, we signed an EPSA with Oman for the Block 64 EPSA. We have an 80 percent working interest and our partner, Oman Oil Company, has a 20 percent carried interest in the Block 64 EPSA during the initial period. We will pay Oman Oil Company’s participating interest share of costs until the date of a declaration of commerciality. Ninety days following the declaration of commerciality, Oman Oil Company may elect to continue to participate in the Block 64 EPSA. If Oman Oil Company elects to continue to participate, it will reimburse us for its participating interest share of all recoverable costs under the Block 64 EPSA incurred before the declaration of commerciality. Reimbursement is due within 30 days of election to participate.

We have a minimum work obligation to reprocess 375 square kilometers of 3-D seismic and drill two exploration wells to penetrate and evaluate at least the potential objectives of the Haima Supergroup during the Initial Term of the EPSA. The parties to the EPSA acknowledge that $22.0 million is indicative of the costs needed to complete the work program during the three-year initial period which expires in May 2012. In order to complete drilling activities of the two exploratory wells, on August 24, 2011, Oman’s Ministry of Oil and Gas approved a one-year extension to May 23, 2013 of the initial period of the EPSA. Through December 31, 2011, we have incurred $16.2 million of the minimum work obligation. As of February 29, 2012, we have expended more than $22.0 million and completed the minimum work obligations.

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

Drilling and Development Activity

Operational activities during 2011 included well planning and procurement of long lead items. On October 21, 2011, a Standby Letter of Credit in the amount of $1.2 million was issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Block 64 EPSA.

The first of the two exploratory wells, the MFS-1, spud October 29, 2011. The MFS-1 was drilled to test the Mafraq South fault block. On December 8, 2011, we announced that the MFS-1 had reached a revised total depth of 10,348 feet. Logs did not indicate the presence of hydrocarbons within the stacked reservoir targets in the Barik, Miqrat and Amin reservoirs. The reservoirs were encountered shallower than expected with reduced seal thickness, and failure is attributed to the lack of effective seal. Drilling operations on the MFS-1 progressed ahead of schedule with the well reaching total depth 28 days ahead of the forecast drill time. On December 11, 2011, the MFS-1 was plugged and abandoned. Drilling costs of $6.9 million related to the drilling of the MFS-1 have been expensed to dry hole costs as of December 31, 2011.

The AGN-1, the second exploratory wells on the Block 64 EPSA, spud December 23, 2011 and was drilling at December 31, 2011. On February 3, 2012, we announced that the AGN-1 had reached a total depth of 10,482 feet. Interpretation of the mud log and wireline log did not indicate hydrocarbon saturations within the principal stacked Haima targets in the Barik, Miqrat and Amin reservoirs. On February 6, 2012, the AGN-1 was plugged and abandoned. Total estimated drilling costs for the AGN-1 are approximately $7.6 million. Drilling costs incurred through December 31, 2011 of $2.8 million have been expensed to dry hole costs as of December 31, 2011. Drilling costs incurred after December 31, 2011 will be expensed to dry hole costs in the first quarter of 2012.

WAB-21, South China Sea

General

In 1996, we acquired a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract area lies within an area which is the subject of a border dispute between China and Socialist Republic of Vietnam (“Vietnam”). Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. Although it is uncertain when or how this dispute will be resolved and under what terms the various countries and parties to the agreements may participate in the resolution, there has been a small increase in exploration activity in the area starting in 2009.

Location and Geology

The WAB-21 contract area covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and is located in the West Wan’ an Bei Basin (Nam Con Son) of the South China Sea. Its western edge lies approximately 20 miles to the east of significant producing natural gas fields, Lan Tay and Lan Do, which are reported to contain two trillion cubic feet (“Tcf”) of natural gas and commenced production in November 2002. Also located to the west of WAB-21 are the Dua and Chim Sao (formerly Blackbird) discoveries and the discovery in 2009 of Ca’ Rong. The WAB-21 contract area covers a large unexplored area of the Wan’ an Bei Basin where the same successful Lower Miocene through to Upper Miocene plays to the west are present. Exploration success in the basin to date has resulted in discoveries estimated to total in excess of 500 MBls of oil and 7.5 Tcf of natural gas. Several similar structural trends and geological formations, each with significant potential for hydrocarbon reserves in traps with multiple pay zones similar to the known fields and discoveries to the west are present within WAB-21.

Drilling and Development Activity

Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2013. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist.

While no assurance can be given, we believe activity in the area may provide some resolution with the border disputes, although we do not know in what manner any resolution might appear.

Production, Prices and Lifting Cost Summary

In the following table we have set forth, by country, our net production, average sales prices and average operating expenses for the years ended December 31, 2011, 2010 and 2009. The presentation for Venezuela is presented at our net 32 percent ownership interest in Petrodelta. The United States is presented at our ownership interest.

	Year Ended December 31,
	2011	2010	2009
Venezuela
Crude Oil Production (MBbls) (b)	2,430	1,826	1,671
Natural Gas Production (MMcf) (a) (c)	483	470	938
Average Crude Oil Sales Price ($ per Bbl)	$98.52	$70.57	$57.62
Average Natural Gas Sales Price ($ per Mcf)	$1.54	$1.54	$1.54
Average Operating Expenses ($ per BOE) (d)	$8.99	$6.01	$5.64
United States (e)
Monument Butte(e)
Net Crude Oil Production (MBbls)	21	106	3
Natural Gas Production (MMcf)	324	417	6
Average Crude Oil Sales Price ($ per Bbl)	$77.91	$64.85	$61.57
Average Natural Gas Sales Price ($ per Mcf)	$3.73	$3.43	$2.77
Average Operating Expenses ($ per BOE)	$10.34	$4.26	$—
Lower Green River/Upper Wasatch (e)
Net Crude Oil Production (MBbls)	40	34	—
Natural Gas Production (MMcf)	13	6	—
Average Crude Oil Sales Price ($ per Bbl)	$89.6	$69.63	$—
Average Natural Gas Sales Price ($ per Mcf)	$4.62	$3.97	$—
Average Operating Expenses ($ per BOE)	$56.86	$25.41	$—

(a)	Royalty-in-kind paid on gas used as fuel by Petrodelta net to our 32 percent interest was 3,226 MMcf for 2011 (2010: 1,015 MMcf, 2009: 1,063 MMcf).
(b)	Crude oil sales net to our 32 percent interest after deduction of royalty. Crude oil sales for Petrodelta at 100 percent were 11,390 MBbls for 2011(2010: 8,561 MBbls, 2009: 7,835 MBbls).
(c)	Natural gas sales net to our 32 percent interest after deduction of royalty. Natural gas sales for Petrodelta at 100 percent were 2,266 MMcf for 2011 (2010: 2,204 MMcf, 2009: 4,397 MMcf).
(d)	Petrodelta is not subject to ad valorem or severance taxes. Average operating expenses per BOE net of royalties and workovers were $9.84 for 2011 (2010: $7.52 per BOE, 2009: $8.46 per BOE).
(e)	Property was sold effective March 1, 2011 and is reported as discontinued operations.

Drilling and Undeveloped Acreage

For acquisitions of leases, development and exploratory drilling, we spent approximately (excluding our share of capital expenditures incurred by equity affiliates) $108.4 million in 2011(2010: $59.6 million, 2009: $28.0 million). These numbers do not include any costs for the development of proved undeveloped reserves in 2011, 2010 or 2009.

We have participated in the drilling of wells as follows:

	Year Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Venezuela (Petrodelta)
Development	15	4.8	16	5.1	15	4.8
Appraisal	1	0.3	—	—	2	0.6
Indonesia
Exploration	2	1.3	—	—	—	—
Gabon
Exploration	1	0.7	—	—	—	—
Oman
Exploration	1	0.8	—	—	—	—
United States
Development	1	0.7	8	2.6	5	2.1
Exploration	2	0.7	3	1.0	1	1.0
Average Depth of Wells (Feet)
Venezuela (Petrodelta)
Crude Oil	—	7,298	—	6,839	—	6,500
Indonesia
Crude Oil	—	9,874	—	—	—	—
Gabon
Crude Oil	—	11,355	—	—	—	—
Oman
Natural Gas	—	10,348	—	—	—	—
United States
Crude Oil	—	10,021	—	7,938	—	6,751
Natural Gas	—	—	—	—	—	17,566
Producing Wells (1):
Venezuela (Petrodelta)
Crude Oil	143	46	127	40.6	114	36.5
United States
Crude Oil	—	—	16	8.3	2	0.7

(1)	The information related to producing wells reflects wells we drilled, wells we participated in drilling and producing wells we acquired.

All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not directly operate any drilling equipment.

Acreage

The following table summarizes the developed and undeveloped acreage that we owned, leased or held under concession as of December 31, 2011:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Venezuela – Petrodelta	25,500	8,160	221,613	70,916
China	—	—	7,470,080	7,470,080
Indonesia	—	—	747,862	481,623
Gabon	—	—	685,470	456,982
Oman	—	—	955,600	764,480

Total	25,500	8,160	10,080,625	9,244,081

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

Environmental Regulations

Our operations are subject to various federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The cost of compliance could be significant. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial and damage payment obligations, or the issuance of injunctive relief (including orders to cease operations). Environmental laws and regulations are complex, and have tended to be come more stringent over time. We also are subject to various environmental permit requirements. Some environmental laws and regulations may impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or conduct or conditions caused by prior operators or third parties. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and financial results could be adversely affected.

Employees

At December 31, 2011, full-time employees in our various offices were: Houston – 19; Caracas – 11; London – 7; Singapore – 2; Jakarta – 3; and Muscat – 7. We augment our employees from time to time with independent consultants, as required.

Item 1A.	Risk Factors

In addition to other information set forth elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered when evaluating us.

Our cash position and limited ability to access additional capital may limit our growth opportunities. At December 31, 2011, we had $58.9 million of available cash and, until Petrodelta pays a dividend, our available cash may not be sufficient to meet capital and operational commitments. Having a Petrodelta dividend as our primary source of cash flow limits our access to additional capital, and our concentration of political risk in Venezuela may limit our ability to leverage our assets. In addition, our future cash position depends upon the payment of dividends by Petrodelta, success with our exploration program, possible delay of discretionary capital spending to future periods, or possible sale, farm-out or otherwise monetization of assets as necessary to maintain the liquidity required to run our operations. While we believe that Petrodelta will reinvest any excess cash into Petrodelta in 2012 and 2013 which might otherwise be available for payment of dividends, there is no assurance this will be the case, nor that if the cash is not reinvested that it will be paid as dividends. These factors could have a material adverse effect on our financial condition and liquidity and may limit our ability to grow through the acquisition or exploration of additional oil and gas properties and projects.

We have incurred long-term indebtedness obligations, which significantly increased our leverage. On February 17, 2010, we closed a debt offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes due March 1, 2013. Prior to February 2010, we had no long-term debt obligations. The degree to which we are leveraged could, among other things:

•	make it difficult for us to make payments on the debt;

•	make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to, changes in our business.

Our ability to meet our debt service obligation will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Additionally, the covenants contained in the indenture governing the notes restrict, among other things, our ability to incur certain indebtedness. Any failure to comply with these covenants could result in an event of default under the indenture, which could permit acceleration of the indebtedness under the notes. If our indebtedness were to be accelerated, we cannot assure you that we would be able to repay it.

Global market and economic conditions, including those related to the credit markets, could have a material adverse effect on our business, financial condition and results of operations. A general slowdown in economic activity could adversely affect our business by impacting our ability to access additional capital as well as the need to preserve adequate development capital in the interim.

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

An increase in oil prices could result in increased tax liability in Venezuela affecting Petrodelta’s operations and profitability, which in turn could affect our dividends and profitability. Prices for oil fluctuate widely. In April 2011, the Venezuelan government published the amended Windfall Profits Tax which establishes a special contribution for extraordinary prices to the Venezuelan government of 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $40 per barrel for 2011[$50 per barrel for 2012]) and $70 per barrel. The amended Windfall Profits Tax also establishes a special contribution for exorbitant prices to the Venezuelan government of (1) 80 percent when the average price of the Venezuelan Export Basket (“VEB”) exceeds $70 per barrel but is less than $90 per barrel; (2) 90 percent when the average price of the VEB exceeds $90 per barrel but is less that $100 per barrel; and (3) 95 percent when the average price of the VEB exceeds $100 per barrel. Any increase in the taxes payable by Petrodelta, including the Windfall Profits Tax, as a result of increased oil prices will reduce cash available for dividends to us and our partner, CVP.

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

The total capital required for development of Petrodelta’s assets may exceed the ability of Petrodelta to finance such developments. Petrodelta’s ability to fully develop the fields in Venezuela will require a significant investment. Petrodelta’s future capital requirements for the development of its assets may exceed the cash available from existing cash flow. Petrodelta’s ability to secure financing is currently limited and uncertain, and has been, and may be, affected by numerous factors beyond its control, including the risks associated with operating in Venezuela. Because of this financial risk, Petrodelta may not be able to secure either the equity or debt financing necessary to meet its future cash needs for investment, which may limit its ability to fully develop the properties, cause delays with their development or require early divestment of all or a portion of those projects. This could negatively impact our minority equity investment. If we are called upon to fund our share of Petrodelta’s operations, our failure to do so could be considered a default under the Conversion Contract and cause the forfeiture of some or all our shares in Petrodelta. In addition, CVP may be unable or unwilling to fund its share of capital requirements and our ability to require them to do so is limited. Since Petrodelta only executed approximately 69 percent its 2011 planned capital expenditures primarily due to insufficient monetary and contractual support by PDVSA, it is possible that PDVSA will not provide the support required to execute Petrodelta’s proposed 2012 budget. Should PDVSA continue in insufficient monetary and contractual support of Petrodelta, underinvestment in the development plan may lead to continued under-perfomance.

The legal or fiscal framework for Petrodelta may change and the Venezuelan government may not honor its commitments. While we believe that the Conversion Contract and Petrodelta provide a basis for a more durable arrangement in Venezuela, the value of the investment necessarily depends upon Venezuela’s maintenance of legal, tax, royalty and contractual stability. Our experiences in Venezuela demonstrate that such stability cannot be assured. While we have and will continue to take measures to mitigate our risks, no assurance can be provided that we will be successful in doing so or that events beyond our control will not adversely affect the value of our minority equity investment in Petrodelta.

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

You should not assume that the present value of future net revenues referred to in Item 15. Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Petrodelta S.A., TABLE V – Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on the unweighted average price of the first day of the month during the 12-month period before the ending date of the period covered by the reserve report and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in demand, changes in our ability to produce or changes in governmental regulations, policies or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from estimated proved reserves and their present value. In addition, the 10 percent discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with the oil and natural gas industry in general will affect the accuracy of the 10 percent discount factor.

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

Our future operations and our investments in equity affiliates are subject to numerous risks of oil and natural gas drilling and production activities. Oil and natural gas exploration and development drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and natural gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

•	shortages or delays in the delivery of equipment;

•	shortages in experienced labor;

•	pressure or irregularities in formations;

•	unexpected drilling conditions;

•	equipment or facilities failures or accidents;

•	remediation and other costs resulting from oil spills or releases of hazardous materials;

•	government actions or changes in regulations;

•	delays in receiving necessary governmental permits;

•	delays in receiving partner approvals; and

•	weather conditions.

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

Potential regulations regarding climate change could alter the way we conduct our business. Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that requires reporting and reductions of the emission of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of oil, gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change and the Kyoto Protocol address greenhouse gas emissions, and several countries including the European Union have established greenhouse gas regulatory systems. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs, and could have an adverse effect on demand for the oil and gas that we produce and as a result, negatively impact our financial condition, results of operations and cash flows.

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls. The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber attacks. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have regional/technical offices in the United Kingdom and Singapore, and field offices in Jakarta, Indonesia; Port Gentil, Gabon; and Muscat, Oman to support field operations in those areas. The field office in Port Gentil, Gabon is a month-to-month agreement. At December 31, 2011, we had the following lease commitments for office space:

	Date		Monthly
Location	Lease Signed	Term	Expense
Houston, Texas	April 2004	10 years	$17,000
Houston, Texas	December 2008	5 years	13,400
Caracas, Venezuela	December 2011	1 year	7,000
London, U.K.	September 2010	5 years	9,000
Singapore	October 2010	2 years	7,000
Jakarta, Indonesia	April 2011	2 years	5,000
Muscat, Oman	September 2011	2 years	5,200

See Item 1. Business, Operations for a description of our oil and gas properties.

Item 3.	Legal Proceedings

In October 2007, we entered into a Joint Exploration and Development Agreement (“JEDA”) with a private third party with respect to the Antelope Project. On January 11, 2011, in connection with the sale of each party’s interests in the Antelope Project (see Note 4 – Dispositions), we entered into a letter agreement with the private third party wherein the private third party agreed to reimburse us for certain expenses related to the sale of the two parties’ interests in the Antelope Project. The private third party disputes our calculation of the amount owed to us pursuant to the January 11, 2011 letter agreement. On March 11, 2011, we entered into a letter agreement with the private third party regarding certain obligations between the parties related to the JEDA. The private third party disputes our calculation of the amount due pursuant to one of the items in the March 11, 2011 letter agreement. At December 31, 2011, we have a note receivable outstanding from the private third party of $3.3 million (see Note 2 – Summary of Significant Accounting Policies, Accounts and Notes Receivable) and an account payable outstanding to the private third party of $3.6 million related to the purchase in July 2010 of an incremental 10 percent interest in the Antelope Project. In the event that the dispute is not resolved, the parties would arbitrate pursuant to the JEDA. At this time, we cannot predict the outcome of this dispute with the private third party.

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

On June 30, 2011, we applied for a license with OFAC that would authorize us to pay LOGSA for the fuel provided. In late 2011 and while our June 30, 2011 application was pending with OFAC, OFAC issued a series of general licenses easing U.S. sanctions against Libya which allowed us to pay the full amount we owed LOGSA. As of December 31, 2011, all monies owed to LOGSA had been paid. Our October 26, 2011 application for the return of the blocked funds remains pending with OFAC.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our common stock is traded on the NYSE under the symbol “HNR”. As of December 31, 2011, there were 34,317,087 shares of common stock outstanding, with approximately 457 stockholders of record. The following table sets forth the high and low sales prices for our Common Stock reported by the NYSE.

Year	Quarter	High	Low
2010	First quarter	7.80	4.36
	Second quarter	9.00	7.10
	Third quarter	10.42	6.54
	Fourth quarter	14.02	10.44
2011	First quarter	16.75	10.59
	Second quarter	15.71	10.51
	Third quarter	13.81	8.57
	Fourth quarter	12.04	6.58

On March 2, 2012, the last sales price for the common stock as reported by the NYSE was $6.31 per share.

Our policy is to retain earnings to support the growth of our business. Accordingly, our Board of Directors has never declared a cash dividend on our common stock.

STOCK PERFORMANCE GRAPH

The graph below shows the cumulative total stockholder return over the five-year period ending December 31, 2011, assuming an investment of $100 on December 31, 2006 in each of Harvest’s common stock, the Dow Jones U.S. Exploration & Production Index and the S&P Composite 500 Stock Index.

This graph assumes that the value of the investment in Harvest stock and each index was $100 at December 31, 2006 and that all dividends were reinvested.

PLOT POINTS

(December 31 of each year)

	2006	2007	2008	2009	2010	2011
Harvest Natural Resources, Inc.	$100	$118	$40	$50	$114	$69
Dow Jones US E&P Index	$100	$140	$82	$116	$138	$134
S&P 500 Index	$100	$105	$66	$84	$97	$99

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for each of the years in the five-year period ended December 31, 2011 In December 2007, we changed our accounting method for oil and gas exploration and development activities to the successful efforts method from the full cost method. The selected consolidated financial data have been derived from and should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto.

	Year Ended December 31,
	2011	2010 (1)	2009 (1)	2008 (1)	2007 (1)(2)
		(in thousands, except per share data)
Statement of Operations:
Total revenues	$—	$—	$—	$—	$11,217
Operating loss	(86,302)	(34,403)	(30,586)	(54,144)	(19,536)
Net income from Unconsolidated Equity Affiliates	73,451	66,291	35,253	33,226	54,279
Net income (loss) from continuing operations	(29,545)	24,400	4,434	(15,589)	78,881
Net income (loss) attributable to Harvest	56,429	15,442	(3,510)	(22,544)	59,304
Net income (loss) from continuing operations attributable to Harvest per common share:
Basic	$(1.28)	$0.35	$(0.10)	$(0.65)	$1.62

Diluted	$(1.11)	$0.32	$(0.10)	$(0.65)	$1.56

Weighted average common shares outstanding
Basic	34,117	33,541	33,084	34,073	36,550
Diluted	39,461	36,767	33,084	34,073	37,950

	As of December 31,
	2011	2010 (1)	2009 (1)	2008 (1)	2007 (1)(2)
		(in thousands)
Balance Sheet Data:
Total assets	$513,047	$485,499	$345,907	$359,763	$416,053
Long-term debt, net of current maturities	31,535	81,237	—	—	—
Total Harvest’s Stockholders’ equity(3)	363,777	304,609	272,296	271,348	315,833

(1)	Certain amounts have been revised. See Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies – Revision for additional information.
(2)

Activities under our former Operating Service Agreement in Venezuela are reflected under the equity method of accounting effective April 1, 2006. The results of Petrodelta’s operations from April 1, 2006 until December 31, 2007 are reflected in 2007 when Petrodelta was formed.

(3)	No cash dividends were declared or paid during the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

Venezuela

In January 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Bolivars per U.S. Dollar exchange rate for purchases and the 2.5935 Bolivars per U.S. Dollar exchange rates for the sale of foreign currency which was established in the January 2010 Exchange Agreement. The elimination of the 2.60 Bolivars per U.S. Dollar exchange rate for purchases and the 2.5935 Bolivars per U.S. Dollar exchange rates for the sale of foreign currency did not have an impact on our business in Venezuela.

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

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar, and they do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). However, during the year ended December 31, 2011,

Harvest Vinccler exchanged approximately $1.2 million (2010: $0.2 million) through SITME and received an average exchange rate of 5.19 Bolivars (2010: 5.19 Bolivars) per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At December 31, 2011, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 4.3 million Bolivars and 6.0 million Bolivars, respectively. At December 31, 2011, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 172.8 million Bolivars and 2,535.0 million Bolivars, respectively.

Petrodelta

In Item 1A. Risk Factors, we disclosed that PDVSA’s failure to timely pay contractors, including Petrodelta, was having an adverse effect on Petrodelta. We have advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations and seismic interpretation, and employee salaries and related benefits for Harvest employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. We are considered a contractor to Petrodelta, and as such, we are also experiencing the slow payment of invoices. During the year ended December 31, 2011, we advanced Petrodelta $0.8 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Advances to equity affiliate has increased $0.7 million, to a balance of $2.4 million, during the year ended December 31, 2011. During the year ended December 31, 2010, we advanced Petrodelta $2.0 million for continuing operations costs, and Petrodelta repaid $4.8 million of the advances. Although payment is slow, payments continue to be received. As a Petrodelta contractor, Harvest Vinccler assessed the possibility of recording an allowance for doubtful accounts on its receivable from Petrodelta. After considering many factors, including the slow but continuous payments received from Petrodelta, Harvest Vinccler determined that an allowance for doubtful accounts is not required.

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

Petrodelta’s 2011 capital expenditures were expected to be approximately $200 million. Petrodelta’s 2011 proposed business plan included a planned drilling program to utilize two rigs to drill both development and appraisal wells for maintaining production capacity, the continued appraisal of the substantial resource base in the El Salto field and further drilling in the Isleño field. It also included engineering work for production facilities required for the full development of the El Salto and Temblador fields. Due to insufficient monetary and contractual support by PDVSA, Petrodelta incurred only $137.5 million of its 2011 planned capital expenditures.

As of March 7, 2012, the 2012 budget for Petrodelta’s business plan had not yet been approved by its shareholders. Since Petrodelta only executed approximately 69 percent of its 2011 planned capital expenditures primarily due to insufficient monetary and contractual support by PDVSA, it is possible that PDVSA will not provide the support required to execute Petrodelta’s proposed 2012 budget. Should PDVSA continue in insufficient monetary and contractual support of Petrodelta, underinvestment in the development plan may lead to continued under-performance. However, Petrodelta’s 2012 proposed business plan includes a planned drilling program to utilize three rigs to drill both development and appraisal wells for maintaining production capacity and the continued appraisal of the substantial resource base in the El Salto and Isleño fields. It also includes engineering work for the additional infrastructure enhancement projects in El Salto and Temblador.

In April 2011, the Venezuelan government published in the Official Gazette the amended Windfall Profits Tax. The amended Windfall Profits Tax establishes a special contribution for extraordinary prices to the Venezuelan government of 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $40 per barrel for 2011[$50 per barrel for 2012]) and $70 per barrel. The amended Windfall Profits Tax also establishes a special contribution for exorbitant prices to the Venezuelan government of (1) 80 percent when the average price of the VEB exceeds $70 per barrel but is less than $90 per barrel; (2) 90 percent when the average price of the VEB exceeds $90 per barrel but is less that $100 per barrel; and (3) 95 percent when the average price of the VEB exceeds $100 per barrel. The amended Windfall Profits Tax caps the cash royalty paid on production at $70 per barrel. By placing a cap on the royalty barrels, the amended Windfall Profits Tax reduces the royalties paid to the government and increases payments to the National Development Fund (“FONDEN”).

Windfall Profits Tax is deductible for Venezuelan income tax purposes. Petrodelta recorded $237.6 million for Windfall Profits Tax during the year ended December 31, 2011(2010: $14.1 million, 2009: $0.9 million).

There are many sections of the amended Windfall Profits Tax which have yet to be clarified. One section for which Petrodelta is waiting for clarity is how the $70 cap on royalty barrels will be applied to royalties paid in-kind. Petrodelta pays royalties on production of 30 percent in-kind and 3.33 percent in cash. In October 2011, Petrodelta received preliminary instructions from PDVSA that royalties, whether paid in cash or in-kind, should be reported at $70 per barrel (royalty barrels x $70). The difference between the $70 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. PDVSA also instructed Petrodelta to make the reporting change retroactive to April 18, 2011, the date of enactment of the amended Windfall Profits Tax. From April 18, 2011 to December 31, 2011, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $85.0 million ($27.2 million net to our 32 percent interest). Net oil sales (oil sales less royalties) are the same under the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels; however, the method advised by PDVSA understates gross oil sales.

Per our interpretation of the amended Windfall Profits Tax, the $70 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. Pending receipt of final guidance from the Ministry of the People’s Power for Energy and Petroleum (“MENPET”), we have applied the $70 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind. With the assistance of Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $70 cap to the 3.33 percent royalty paid in cash for the year ended December 31, 2011. From April 18, 2011 to December 31, 2011, net oil sales (oil sales less royalties) are slightly higher, $8.5 million ($2.7 million net to our 32 percent interest), under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels.

Another section of the amended Windfall Profits Tax for which Petrodelta is waiting for clarity relates to an exemption of this tax that can be granted by MENPET for the incremental production of projects and grass root developments until the specific investments are recovered. This exemption has to be considered and approved in a case by case basis by MENPET. We believe several of the fields operated by Petrodelta may qualify for the exemption from the amended Windfall Profits Tax. We are waiting for clarification from MENPET on the definitions of incremental production and grass roots developments, as well as guidance on the process for applying for the exemption.

LOCTI requires major corporations engaged in activities covered by the OHL to contribute 0.5 percent (two percent prior to January 1, 2011) of their gross revenue generated in Venezuela from activities specified in the OHL on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. The contribution is based on the previous year’s gross revenue and is due the following year. Each company is required to file a separate declaration. Prior to January 1, 2011, contributions were allowed to be paid in-kind through self-funded programs and direct contributions to projects performed by other institutions. Effective January 1, 2011, LOCTI requires all contributions to be paid in cash directly to FONDACIT, the entity responsible for the administration of LOCTI contributions. Self-funded programs and direct contributions to projects performed by other institutions are no longer allowed. Since all contributions are now to be paid in cash, Petrodelta has accrued the 2011 liability to LOCTI.

Because contributions were allowed to be paid in-kind prior to January 1, 2011, LOCTI had granted waivers to allow PDVSA to file declarations on a consolidated basis covering all of its and its consolidating entities liabilities. For filing years 2007, 2008 and 2010, PDVSA provided Petrodelta with a copy of the waiver acceptance letter from LOCTI. PDVSA has stated that a waiver was granted for filing year 2009; however, LOCTI has not yet issued the acceptance letter to PDVSA for the 2009 filing year. The potential exposure to LOCTI for the year ended December 31, 2009 after devaluation is $4.8 million, $2.4 million net of tax ($0.8 million net to our 32 percent interest).

In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of March 7, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain.

During the year ended December 31, 2011, Petrodelta drilled and completed 15 development wells, one successful appraisal well and two water injector wells compared to 16 development wells in the year ended December 31, 2010. Petrodelta delivered approximately 11.4 million barrels (“MBls”) of oil and 2.3 billion cubic feet (“Bcf”) of natural gas, averaging 32,240 barrels of oil equivalent (“BOE”) per day during the year ended December 31, 2011 compared to deliveries of 8.6 MBls of oil and 2.2 Bcf of gas, averaging 23,455 BOE per day during the year ended December 31, 2010.

During the year ended December 31, 2011, Petrodelta completed facilities at EPM transfer point for El Salto field. Completion of the facilities has enabled Petrodelta to increase production from the El Salto field. Petrodelta is continuing additional infrastructure enhancement projects in El Salto and Temblador. Petrodelta took possession of a third drilling rig at the end of September 2011. Currently, one drilling rig is operating in the El Salto field, and two drilling rigs are operating in the Temblador field. A workover rig is operating in the Tucupita field.

Petrodelta’s Proved reserves, net to our 32 percent interest, are 43.3 MMBOE at December 31, 2011. Petrodelta’s Probable reserves, net to our 32 percent interest, are 60.5 MMBOE at December 31, 2011. Petrodelta’s Possible reserves, net to our 32 percent interest, are 106.8 MMBOE. Proved plus Probable reserves at 103.8 MMBOE are virtually unchanged from last year. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates.

Certain operating statistics for the years ended December 31, 2011, 2010, and 2009 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent.

	December 31,
	2011	2010	2009
Thousand barrels of oil sold	11,390	8,561	7,835
Million cubic feet of gas sold	2,266	2,204	4,397
Total thousand barrels of oil equivalent	11,768	8,928	8,568
Average price per barrel	$98.52	$70.57	$57.62
Average price per thousand cubic feet	$1.54	$1.54	$1.54
Cash operating costs ($millions)	$77.2	$44.7	$48.2
Capital expenditures ($millions)	$137.5	$98.7	$77.5

Petrodelta’s results and operating information is more fully described in Item 15. Exhibits and Financial Statement Schedules, Notes to the Consolidated Financial Statements, Note 11 – Investment in Equity Affiliates – Petrodelta, S.A.

Diversification

Beginning in 2005, we recognized the need to diversify our asset base as part of our strategy. We broadened our strategy from our primary focus on Venezuela to identify, access and integrate hydrocarbon assets to include organic growth through exploration in basins globally with proven hydrocarbon systems. We seek to leverage our Venezuelan experience as well as our recently expanded business development and technical platform to create a diversified resource base. With the addition of technical resources through the opening of our London and Singapore offices, we have made significant investments to provide the necessary foundation and global reach required for an organic growth focus. Our organic growth is focused on undeveloped or underdeveloped fields, field redevelopments and exploration. While exploration has become a larger part of our overall portfolio, we will generally restrict ourselves to basins with known hydrocarbon systems and favorable risk-reward profiles.

Exploration will be technically driven with a low entry cost and high resource potential that provides sustainable growth.

United States

Gulf Coast – West Bay

We held exploration acreage in the Gulf Coast Region of the United States through an Area of Mutual Interest (“AMI”) agreement with two private third parties. As of June 30, 2011, we and our partners in the West Bay project agreed to relinquish the exploration acreage we held to the farmor. The relinquishment was completed with an effective date of October 31, 2011. Neither we nor our partners intend to continue any activity in West Bay. Based on the decision in the second quarter 2011 to relinquish the exploration acreage, the carrying value of West Bay of $3.3 million was impaired as of June 30, 2011.

Western United States – Antelope

On May 17, 2011, we closed the transaction to sell all of our interest in the oil and gas assets located in our Antelope Project area in the Uinta Basin of Utah which consisted of approximately 69,000 gross acres (47,600 net acres), and the related contracts, reserves, production, wells, pipelines production facilities and other rights, title and interests located in the Uintah Basin in Duchesne and Uintah Counties, Utah. The transaction included the Mesaverde, the Lower Green River/Upper Wasatch and the Monument Butte Extension. We owned an approximate working interest of 70 percent in the Mesaverde and Lower Green River/Upper Wasatch, an approximate 60 percent working interest in one well in the Monument Butte Extension, an approximate 43 percent working interest in the initial eight well program in the Monument Butte Extension, and 37 percent working interest in the follow-up six well program in the Monument Butte Extension. The initial eight well program and follow-up six well program in the Monument Butte Extension were non-operated. The sale had an effective date of March 1, 2011 (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 4 – Dispositions). We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. All activities associated with the Antelope Project have been reflected as discontinued operations on the statement of operations.

Budong-Budong Project, Indonesia

Operational activities during 2011 focused on drilling of the first two exploratory wells, the LG-1, which spud on January 6, 2011, and the KD-1, which spud on June 20, 2011.

The LG-1, the first of the two exploratory wells in the Budong PSC, targeted the Miocene and Eocene reservoirs to a planned depth of approximately 7,200 feet. The LG-1 was drilled to a total depth of 5,311 feet and encountered multiple hydrocarbon shows and overpressure in Late Miocene rocks requiring up to 16.5 pound per gallon mud. After encountering difficulty in controlling the well due to high pressures, the well was plugged and abandoned on April 8, 2011. The primary Eocene targets had not yet been reached, as the well was planned for a total measured depth of approximately 7,200 feet. Fluid samples and log evaluation confirmed the presence of a proven petroleum system in the Lariang Sub-Basin. The costs for drilling the LG-1, $14.0 million, were suspended at March 31, 2011 pending further evaluation and appraisal.

The KD-1, the second of the two exploratory wells in the Budong PSC, is located approximately 50 miles south of the LG-1. The KD-1 was initially drilled to a total depth of 9,633 feet and sidetracked after the drill string was severed. The KD-1ST was initially drilled to 11,880 feet and logged. Evaluation of cuttings, logs and sidewall cores demonstrated presence of oil over a 200 foot section of low permeability and porosity clastics in the Early Miocene. The presence of oil shows proved the existence of a working petroleum system. On November 4, 2011, we elected to deepen the KD-1ST to a final total depth of 14,437 feet (13,576 feet TVD) as a sole risk operation. The KD-1ST encountered both Oligocene and Eocene rocks before drilling had to be stopped as the well reached the blow-out-preventer pressure limit. This resulted in the primary Eocene fluvial reservoir target not being reached. On January 2, 2012, the KD-1ST was plugged and abandoned with oil shows. Drilling costs of $26.0 million related to the drilling of the KD-1 and KD-1ST have been expensed to dry hole costs as of December 31, 2011.

In January 2012, after completion of drilling of the KD-1, all information gathered from the drilling of the LG-1 and KD-1 was reevaluated in connection with our plans for the Budong PSC and overall corporate strategy.

Based on this reevaluation, we determined that the original LG-1 well bore would not be used for re-entry. Since plans for the Budong PSC no longer include re-entry of the LG-1 well bore, the drilling costs of $14.0 million related to the drilling of the LG-1 have been expensed to dry hole costs as of December 31, 2011. Based on the multiple oil and gas shows encountered in both the LG-1 and KD-1, we are working on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. As such, the other costs incurred related to the Budong PSC of $6.8 million remain capitalized on our balance sheet as of December 31, 2011.

During the year ended December 31, 2011, we had cash capital expenditures of $19.7 million for drilling, construction and plugging and abandonment costs and $3.7 million for the purchase of the additional 10 percent equity interest. The 2012 budget for the Budong PSC is $4.6 million.

Dussafu Project - Gabon

Operational activities during 2011 focused on the drilling of our first exploratory well, the DRM-1, which spud April 28, 2011, and appraisal sidetracks. The DRM-1 was drilled in a water depth of 380 feet to test multiple stacked pre-salt targets to a planned total measured depth of approximately 11,450 feet.

The DRM-1 reached an initial total depth of 10,044 feet (9,953 feet of TVDSS) within the Upper Dentale Formation. Log evaluation, pressure data and samples indicated an oil discovery of approximately 55 feet of oil pay in a 90 foot oil column within the Gamba Formation.

Subsequently the DRM-1 was deepened to reach a final total depth of 11,450 feet (11,355 feet TVDSS) to test the prospectivity of both the Middle and Lower Dentale Formations. Log evaluation, pressure data and a fluid sample indicated the discovery of a second oil accumulation with approximately 35 feet of oil pay within the secondary objective of the Middle Dentale Formation.

The first sidetrack, the DRM-1ST1, 0.75 miles to the southwest, was drilled to a total depth of 11,562 feet (9,428 feet TVDSS) in the Upper Dentale and found 19 feet of oil pay in the Gamba reservoir. The second sidetrack, the DRM-1ST2, 0.5 miles to the northwest of the DRM-1, was drilled to a total depth of 10,615 feet (9,429 feet TVDSS) in the Upper Dentale and found 40 feet of oil pay in the Gamba reservoir.

Drilling operations on the Dussafu PSC are currently suspended pending further exploration and development activities. The DRM-1 information is being used to refine the 3-D seismic depth model and improve our understanding for predicting the Gamba structure under the salt to define potential resources in the nearby satellite structures for future drilling targets. Reservoir characterization and concept engineering studies have started with the aim of evaluating the potential for commerciality of the discovered oil.

The partners in the Dussafu PSC began a 3-D seismic acquisition in a joint program with a third party. The program, which was operated by the third party and commenced on October 23, 2011, was completed November 18, 2011. We acquired an additional 545 square kilometers of seismic which is currently being processed. The seismic data was acquired in the northern area of the Dussafu PSC between the two existing 3-D seismic surveys acquired in 1994 and 2005 and the 2-D seismic survey we acquired in 2008.

During the year ended December 31, 2011, we had cash capital expenditures of $40.6 million for well planning and drilling. The 2012 budget for the Dussafu PSC is $5.6 million.

Block 64 EPSA Project - Oman

Operational activities during 2011 included well planning and procurement of long lead items. On October 21, 2011, a Standby Letter of Credit in the amount of $1.2 million was issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Block 64 EPSA.

The first of the two exploratory wells, the MFS-1, spud October 29, 2011. The MFS-1 was drilled to test the Mafraq South fault block. The MFS-1 reached a revised final total depth of 10,348 feet. The logs indicated no presence of hydrocarbons within the stacked reservoir targets of the Haima Group. On December 11, 2011, the MFS-1 was plugged and abandoned. Drilling costs of $6.9 million related to the drilling of the MFS-1 have been expensed to dry hole costs as of December 31, 2011.

The AGN-1, the second exploratory wells on the Block 64 EPSA, spud December 21, 2011 and was drilling at December 31, 2011. On February 3, 2012, the AGN-1 reached a final total depth of 10,482 feet. The logs indicated no presence of moveable hydrocarbons within the stacked reservoir targets of the Haima Group, although residual gas saturations appear to be present in the overlying Permian carbonate and dolomites of the Khuff Formation. Gas shows and saturations on the logs were recorded. On February 6, 2012, the AGN-1 was plugged and abandoned with gas shows. Total estimated drilling costs for the AGN-1 are approximately $7.6 million. Drilling costs incurred through December 31, 2011 of $2.8 million have been expensed to dry hole costs as of December 31, 2011. Drilling costs incurred after December 31, 2011 will be expensed to dry hole costs in the first quarter of 2012.

During the year ended December 31, 2011, we had cash capital expenditures of $10.2 million for well planning, drilling and plugging and abandonment costs. The 2012 budget for the Block 64 EPSA is $14.3 million.

WAB-21 Project – China

In March 2011, CNOOC granted us an extension of Phase One of the Exploration Period for the WAB-21 contract area to May 2013. Operational activities during 2011 include costs related to maintenance of the license. The 2012 budget for WAB 21 is minimal consisting of costs required to maintain the license.

Other Exploration Projects

Relating to other projects, we incurred $0.3 million during the year ended December 31, 2011. The 2012 budget for other projects is minimal consisting of costs required to complete projects started in 2011.

Fusion Geophysical, LLC (“Fusion”)

On January 28, 2011, Fusion’s 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. We received $1.4 million for our equity investment and $0.7 million for the repayment in full of the outstanding balance of the prepaid service agreement, short term loan and accrued interest. The Agreement and Plan of Merger included an Earn Out provision wherein we would receive an additional payment of up to a maximum of $2.7 million if FusionGeo, Inc.’s 2011 gross profit exceeds $5.6 million. Based on the financial results for the period January 29, 2011 through January 28, 2012, FusionGeo’s gross profit did not exceed $5.6 million, the 2011 Earn Out Threshold, as described in the Agreement and Plan of Merger. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 11 – Investment in Equity Affiliates – Fusion Geophysical LLC.

Business Strategy

In Item 1. Business and Item 1A. Risk Factors, we discuss the situation in Venezuela and how the actions of the Venezuelan government have and continue to adversely affect our operations. The expectation that dividends from Petrodelta will be minimal over the next two yearshas restricted our available cash and had a significant adverse effect on our ability to obtain financing to acquire and develop growth opportunities elsewhere.

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

•

Manage Exploration Risks: We seek to manage the higher risk of exploration by diversifying our prospect portfolio, applying state-of-the-art technology for analyzing targets and focusing on opportunities in proven active hydrocarbon systems with infrastructure.

•

Establish Various Sources of Production: We seek to establish new production from our exploration and development efforts in a number of diverse markets and expect to monetize production through operations or the sale of assets.

Results of Operations

We had net income attributable to Harvest of $53.9 million, or $1.37 per diluted share, for the year ended December 31, 2011 compared to net income attributable to Harvest of $15.4 million, or $0.42 per diluted share, for the year ended December 31, 2010. Net income attributable to Harvest for the year ended December 31, 2011 includes $13.7 million of exploration expense and the net equity income from Petrodelta’s operations of $72.1 million. Net income attributable to Harvest for the year ended December 31, 2010 includes $8.0 million of exploration expense and the net equity income from Petrodelta’s operations of $66.3 million.

The following discussion should be read with the results of operations for each of the years in the three-year period ended December 31, 2011 and the financial condition as of December 31, 2011 and 2010 in conjunction with our consolidated financial statements and related notes thereto.

Years Ended December 31, 2011 and 2010

We reported net income attributable to Harvest of $53.9 million, or $1.37 diluted earnings per share, for the year ended December 31, 2011, compared with net income attributable to Harvest of $15.4 million, or $0.42 diluted earnings per share, for the year ended December 31, 2010.

Total expenses and other non-operating (income) expense (in millions):

	Year Ended December 31,		Increase
	2011	2010	(Decrease)
Depreciation and amortization	$0.5	$0.5	$—
Exploration expense	13.7	8.0	5.7
Dry hole costs	49.7	—	49.7
General and administrative	22.5	25.9	(3.4)
Investment earnings and other	(0.7)	(0.6)	0.1
Interest expense	5.3	2.7	2.6
Loss on extinguishment of debt	9.7	—	9.7
Other non-operating expense	1.4	4.0	(2.6)
Loss on exchange rates	0.1	1.6	(1.5)
Income tax expense (benefit)	0.8	(0.2)	1.0

Our accounting method for oil and gas properties is the successful efforts method. During the year ended December 31, 2011, we incurred $10.1 million of exploration costs for the acquisition, processing and reprocessing of seismic data related to ongoing operations, $0.3 million related to other general business development activities, and $3.3 million of impairment for the carrying value of West Bay (see Item 1. Business, Operations – United States Operations, Gulf Coast – West Bay Project). During the year ended December 31, 2010, we incurred $6.4 million of exploration costs for seismic, geological and geophysical, and exploration support costs and $1.6 million related to other general business development activity. Included in the $6.4 million of exploration costs is the one-time charge of $1.2 million for acquisition of seismic data for the Budong PSC related to our partner in the Budong PSC exercising their option to increase the carry obligation.

During the year ended December 31, 2011, we expensed to dry hole costs $14.0 million related to the drilling of the LG-1 on the Budong PSC, $26.0 million related to the drilling of the KD-1 and KD-1ST on the Budong PSC, $6.9 million related to the drilling of the MFS-1 on the Block 64 ESPA and $2.8 million related to the drilling of the AGN-1 on the Block 64 EPSA (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 13 – Indonesia and Note 15 – Oman).

The decrease in general and administrative costs in the year ended December 31, 2011 from the year ended December 31, 2010 was primarily due to lower general office expense and overhead ($2.7 million), employee related costs ($0.9 million) and public relations ($0.3 million) offset by higher travel costs ($0.3 million) and contract services ($0.2 million). The employee related costs include $0.5 million of special consideration bonuses related to the sale of our Antelope Project.

The increase in investment earnings and other in the year ended December 31, 2011 from the year ended December 31, 2010 was due to income earned on transition services provided on the Antelope Project after closing of the sale.

The increase in interest expense in the year ended December 31, 2011 from the year ended December 31, 2010 was due to the interest associated with our $32 million convertible debt offering in February 2010, our $60 million term loan facility occurring in October 2010 and amortization of discount on the term loan facility related to the warrants issued in connection with the $60 million term loan facility offset by interest capitalized to oil and gas properties of $2.3 million.

During the year ended December 31, 2011, we incurred a loss on extinguishment of debt related to early payment of our $60 million term loan facility. The loss on extinguishment of debt includes the write off of the discount on debt ($7.2 million), prepayment premium of 3.5 percent of the amount outstanding ($2.1 million), expensing of financing costs related to the term loan facility ($0.3 million), and the cost to repurchase 4.4 million unvested warrants issued in connection with the term loan facility.

The decrease in loss on exchange rates in the year ended December 31, 2011 from the year ended December 31, 2010 is due to the Bolivar/U.S. Dollar currency exchange rate devaluation announced on January 8, 2010. There was no Bolivar/U.S. Dollar exchange rate devaluations in the year ended December 31, 2011.

The decrease in other non-operating expense in the year ended December 31, 2011 from the year ended December 31, 2010 was due to costs incurred related to our strategic alternative process and evaluation which resulted in the sale of our Antelope Project.

The increase in income tax expense in the year ended December 31, 2011 from the year ended December 31, 2010 was due to higher income tax assessed in 2011 in the Netherlands offset by a U.S. tax refund received in 2010.

For the year ended December 31, 2011, net income from unconsolidated equity affiliates reflects an increase in Petrodelta’s revenue from oil sales due to higher sales volumes and prices which was partially offset by the amended Windfall Profits Tax. The increase in operating expense and workovers in the year ended December 31, 2011 from the year ended December 31, 2010 was due to increased oil production and having a workover rig on location for the full year of 2011. Petrodelta took possession of the workover rig in September 2010 and operated it for only four months in the year ending December 31, 2010. The decrease in gain on exchange rates in the year ended December 31, 2011 from the year ended December 31, 2010 was due to there not being a Bolivar/U.S. Dollar currency exchange rate devaluation during 2011. There was a Bolivar/U.S. Dollar currency exchange rate devaluation announced on January 8, 2010. The decrease in Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported net income from unconsolidated equity affiliate) in the year ended December 31, 2011 from the year ended December 31, 2010 was primarily due to the tax effects of the currency devaluation in 2010 partially offset by an increase in current tax on increased earnings.

At December 31, 2009, we fully impaired the carrying value of our equity investment in Fusion. Accordingly, we did not record net losses incurred by Fusion of $0.2 million ($0.1 million net to our 49 percent interest) in the year ended December 31, 2011 (2010: $2.4 million [$1.2 million net to our 49 percent interest]), as doing so would have caused our equity investment to go into a negative position. However, we have recognized a $1.4 million gain on the sale of Fusion in the year ended December 31, 2011.

Discontinued Operations

On May 17, 2011, we closed the transaction to sell our Antelope Project. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 4 – Dispositions. The sale had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. We do not have any continuing involvement with the Antelope Project. The related gain on the sale was reported in the second quarter of 2011.

Revenue and net income on discontinued operations for the years ended December 31, 2011 and 2010 are shown in the table below:

	December 31,
	2011	2010
	(in thousands)
Revenue applicable to discontinued operations	$6,488	$10,696
Net income from discontinued operations	$97,616	$3,712

Net income from discontinued operations for the year ended December 31, 2011 includes $106.0 million gain on the sale of our Antelope Project, $3.8 million for employee severance and special accomplishment bonuses, and $5.7 million of U.S. income tax related to the sale of our Antelope Project. Severance costs for key employees include 58,000 stock appreciation rights (“SAR”) granted at an exercise price of $4.595 per SAR. These SARs are exercisable by the key employee for up to one year after termination.

Years Ended December 31, 2010 and 2009

Revisions for the Years Ended 2010 and 2009

We are revising our historical financial statements for the year ended December 31, 2010 and quarterly information for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 (see Item 15. Exhibits and Financial Statement Schedules, Quarterly Financial Data (unaudited)). The revisions relate to the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta’s net income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“USGAAP”) and recorded within Net income from unconsolidated equity affiliates. Previously, Petrodelta had an incorrect tax basis associated with its asset retirement cost which caused us to overstate or understate the deferred tax expense associated with this temporary difference for USGAAP purposes. We have revised the tax basis to record the correct deferred tax expense in each reporting period. The error has no impact to the consolidated statements of cash flows.

We have determined that the impact of this error is not significant to the previously issued annual and interim financial statements as defined by Accounting Standards Codification (“ASC”) 250 – Accounting Changes and Error Corrections (“ASC 250”). The audited financial statements, related notes and analyses for the years ended December 31, 2011, 2010 and 2009 have been retrospectively revised in this Annual Report on Form 10-K for the year ended December 31, 2011. All future filings, including interim financial statements, will be revised appropriately.

We reported net income attributable to Harvest of $15.4 million, or $0.42 diluted earnings per share, for the year ended December 31, 2010, compared with a net loss attributable to Harvest of $3.5 million, or $(0.10) diluted earnings per share, for the year ended December 31, 2009.

Total expenses and other non-operating (income) expense (in millions):

	Year Ended December 31,		Increase
	2010	2009	(Decrease)
Depreciation and amortization	$0.5	$0.4	$0.1
Exploration expense	8.0	7.8	0.2
General and administrative	25.9	22.4	3.5
Investment earnings and other	(0.6)	(1.2)	0.6
Interest expense	2.7	—	2.7
Other non-operating expense	4.0	—	4.0
Loss on exchange rates	1.6	0.1	1.5
Income tax expense (benefit)	(0.2)	1.2	(1.4)

Our accounting method for oil and gas properties is the successful efforts method. During the year ended December 31, 2010, we incurred $6.4 million of exploration costs for seismic, geological and geophysical, and exploration support costs and $1.6 million related to other general business development activity. Included in the $6.4 million of exploration costs is the one-time charge of $1.2 million for acquisition of seismic data for the Budong PSC related to our partner in the Budong PSC exercising their option to increase the carry obligation. During the year ended December 31, 2009, we incurred $4.5 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations, $2.8 million related to other general business development activities and $0.5 million related to the write off of the remaining carrying value of the first prospect in the AMI.

The increase in general and administrative costs in the year ended December 31, 2010 from the year ended December 31, 2009 was primarily due to higher employee related costs ($3.0 million), the reversal in 2009 of accruals no longer required ($1.3 million) offset by a reduction in other general office costs ($0.8 million).

The decrease in investment earnings and other in the year ended December 31, 2010 from the year ended December 31, 2009 was due to lower interest rates earned on lower average cash balances.

The increase in interest expense in the year ended December 31, 2010 from the year ended December 31, 2009 was due to interest associated with our $32.0 million senior convertible note offering in February 2010, our $60.0 million term loan facility occurring in October 2010 and amortization of discount on the term loan facility related to the warrants issued in connection with the $60 million term loan facility offset by interest capitalized to oil and gas properties of $1.8 million.

The increase in other non-operating expense in the year ended December 31, 2010 from the year ended December 31, 2009 was due to the expensing of $2.9 million of costs related to a future financing which was no longer being pursued and $1.1 million of costs related to other strategic alternatives.

The decrease in income tax expense in the year ended December 31, 2010 from the year ended December 31, 2009 was due to the receipt a $1.0 million U.S. income tax refund related to the recovery of alternative minimum tax for the tax years 2005 and 2007,$0.2 million reversal of a tax provision no longer needed, and lower tax assessed in the Netherlands of $0.7 million offset by $0.5 million of additional income taxes assessed to Harvest Vinccler in 2010 for the 2007 and 2008 tax years. The 2010 tax assessment for Harvest Vinccler was the result of a tax audit conducted by the SENIAT.

Net income from unconsolidated equity affiliates includes an $84.4 million remeasurement gain on revaluation of monetary assets and liabilities due to the Bolivar devaluation in January 2010 and a $19.5 million financing charge related to the blended exchange rate charged by the Central Bank of Venezuela for the purchase of foreign currency.

At December 31, 2009, we recorded a $1.6 million charge to fully impair the carrying value of our equity investment in Fusion. For the year ended December 31, 2010, Fusion reported a net loss of $2.4 million ($1.2 million net to our 49 percent interest) (2009: $4.8 million [$2.4 million net to our 49 percent interest]). The loss for 2010 is not reported in the year ended December 31, 2010 net income from unconsolidated equity affiliates as reporting it would take our equity investment into a negative position. On January 28, 2011, our minority equity investment in Fusion’s 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. We received $1.4 million for our equity investment, subject to post-closing adjustments, and $0.7 million for the repayment in full of the outstanding balance of the prepaid service agreement, short term loan and accrued interest. See Item 15. Exhibits and Financial Statement Schedules, Notes to the Consolidated Financial Statements, Note 11 – Investment in Equity Affiliates – Fusion Geophysical, LLC for additional information.

Discontinued Operations

On May 17, 2011, we closed the transaction to sell all of our oil and gas assets in Utah’s Uinta Basin (Antelope Project) for $217.8 million in cash. Accordingly, these operations have been classified as discontinued operations.

Revenue and net income (loss) on discontinued operations for the years ended December 31, 2010 and 2009 are shown in the table below:

	December 31,
	2010	2009
	(in thousands)
Revenue applicable to discontinued operations	$10,696	$181
Net income (loss) from discontinued operations	$3,712	$(242)

Capital Resources and Liquidity

The oil and gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. In Item 1A. Risk Factors, we discuss a number of variables and risks related to our exploration projects and our minority equity investment in Petrodelta that could significantly utilize our cash balances, affect our capital resources and liquidity. We also point out that the total capital required to develop the fields in Venezuela may exceed Petrodelta’s available cash and financing capabilities, and that there may be operational or contractual consequences due to this inability.

Our cash is being used to fund oil and gas exploration projects and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. For calendar year 2012, we have established a preliminary exploration and drilling budget of approximately $25.5 million of which approximately $10.0 million is non-discretionary. A substantial portion of this budget is for the completion of the drilling program on the Block 64 EPSA.

As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. Currently, we have a minimum work obligation to reprocess 375 square kilometers of 3-D seismic and drill two exploration wells to penetrate and evaluate at least the potential objectives of the Haima Supergroup during the Initial Term of the EPSA. The parties to the EPSA acknowledge that $22.0 million is indicative of the costs needed to complete the work program during the three-year initial period which expires in May 2013. Through December 31, 2011, we have incurred $16.2 million of the minimum work obligation. As of February 29, 2012, we have expended more than $22.0 million and completed the minimum work obligations. The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed in the year 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest). We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two year period. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidation Financial Statements, Note 13 – Indonesia and Note 14 – Gabon.

Our primary ongoing source of cash is still dividends from Petrodelta. In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of March 7, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain. We expect to receive future dividends from Petrodelta; however, we expect that in the near term Petrodelta will reinvest most of its earnings into the company in support of its drilling and appraisal activities. Therefore, there is uncertainty that Petrodelta will pay dividends in 2012 or 2013.

Additionally, any dividend received from Petrodelta carries a liability to our non-controlling interest holder, Vinccler, for its 20 percent share. Dividends declared and paid by Petrodelta are paid to HNR Finance, our consolidated subsidiary. HNR Finance must declare a dividend in order for us and our non-controlling interest holder, Vinccler, to receive our respective shares of Petrodelta’s dividends. A dividend from HNR Finance is due upon demand. As of March 7, 2012, Vinccler’s share of the undistributed dividends is $9.0 million inclusive of the unpaid November 2010 dividend. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 16 – Related Party Transactions.

We incurred debt during 2010 which has imposed restrictions on us and increased our vulnerability to adverse economic and industry conditions. Our semi-annual interest expense has increased significantly, and our senior convertible notes impose restrictions on us that limit our ability to obtain additional financing. Our ability to meet these covenants is primarily dependent on meeting customary affirmative covenant clauses. Our inability to satisfy the covenants contained in our senior convertible notes would constitute an event of default, if not waived. An uncured default could result in the senior convertible notes becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business. As of December 31, 2011, we were in compliance with all of our long term debt covenants.

At December 31, 2011, we had cash on hand of $58.9 million. We believe that this cash plus cash generated from Petrodelta dividends and funding from debt or equity financing combined with our ability to vary the timing of our capital expenditures is sufficient to fund our operations and capital commitments through at least December 31, 2012. Our 8.25 percent senior convertible notes are due March 1, 2013. We expect some, if not all, debt holders will convert their debt into shares of our common stock on or before the March 1, 2013 due date. However, if the debt is not converted or is only partially converted, we believe that Petrodelta dividends and funding from debt or equity financing combined with our ability to vary the timing of our capital expenditures will be sufficient to repay the outstanding debt at March 1, 2013. However, if the Petrodelta dividend payment is not received or our cash sources and requirements are different than expected, it could have a material adverse effect on our operations.

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

Working Capital. Our capital resources and liquidity are affected by the ability of Petrodelta to pay dividends. We expect to receive future dividends from Petrodelta; however, we expect that in the near term Petrodelta will reinvest most of its earnings into the company in support of its drilling and appraisal activities. However, in November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of March 7, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain. There is no certainty that Petrodelta will pay dividends in 2012 or 2013. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a complete description of the situation in Venezuela and other matters.

At December 31, 2011, we had cash on hand of $58.9 million, of which approximately $7.5 million is held by our foreign affiliates. Such amounts are permanently invested in our foreign operations and not available to fund domestic operations. If such funds were to be repatriated to the U.S., we would need to accrue and pay U.S. income tax on the amount repatriated. However, it is not our intention to repatriate these funds.

The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	(in thousands except as indicated)
	2011	2010	2009
Net cash used in operating activities	$(52,737)	$(5,296)	$(34,945)
Net cash provided by (used in) investing activities	109,710	(59,061)	(28,603)
Net cash provided by (used in) used in financing activities	(56,730)	90,743	(1,300)

Net increase (decrease) in cash	$243	$26,386	$(64,848)

Working Capital	62,618	133,310	34,539
Current Ratio	2.9	5.7	3.1
Total Cash, including restricted cash	60,146	58,703	32,317
Total Debt	31,535	81,237	—

The decrease in working capital of $70.7 million at December 31, 2011 from December 31, 2010 was primarily a result of the completion of the sale of the Antelope Project, which was classified as a current asset at December 31, 2010, and the reclassification of a value added tax (“VAT”) receivable from current to long-term offset by an increase in capital expenditures and accounts payable due to drilling activities and income taxes related to the sale of the Antelope Project.

Cash Flow from Operating Activities. During the year ended December 31, 2011, net cash used in operating activities was approximately $52.7 million (2010: $5.3 million). The $47.4 million increase in use of cash was primarily due to drilling activities.

Cash Flow from Investing Activities. Our cash capital expenditures for property and equipment are summarized in the following table:

	December 31,
	2011	2010
	(in millions)
Budong PSC	$23.4	$8.5
Dussafu PSC	40.6	2.6
Block 64 EPSA	10.2	0.4
Other projects	0.3	3.0

Total additions of property and equipment – continuing operations	74.5	14.5
Assets Held for Sale – Antelope Project(1)	33.9	45.1

Total additions of property and equipment	$108.4	$59.6

(1)	See Notes to Consolidated Financial Statements, Note 4 – Dispositions.

During the year ended December 31, 2011, we:

•	Received $217.8 million for the sale of our Antelope Project (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 4 – Dispositions);

•	Received $1.0 million for the sale of pipe inventory associated with the Antelope Project;

•

Received $1.4 million from the sale of our equity investment in Fusion (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 11 – Investments in Equity Affiliates, Fusion Geophysical, LLC);

•

Deposited with a U.S. bank $1.2 million as collateral for a Standby Letter of Credit issued as a payment guarantee for drilling activities on the Block 64 EPSA (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 15 – Oman); and

During the year ended December 31, 2010, we:

•	Expensed $0.5 million of investigative costs related to new business development projects which are no longer being pursued; and

•	Expensed $2.9 million of costs related to a future financing which is no longer being pursued.

Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures of $25.5 million for 2012 for U.S., Indonesia, Gabon and Oman operations will be funded through our existing cash balances, accessing equity and debt markets, and cost reductions. In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

Cash Flow from Financing Activities. During the year ended December 31, 2011, we:

•	Repaid $60.0 million of our term loan facility (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 5 – Long-Term Debt);

•	Recorded $2.5 million of tax benefits related to the difference between book and tax deductions allowed for equity compensation; and

•	Incurred $0.2 million in legal fees associated with financings.

During the year ended December 31, 2010, we:

•

Closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 5 – Long-Term Debt);

•	Closed a $60.0 million term loan facility (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 5 – Long-Term Debt);

•	Incurred $2.5 million in deferred financings costs related to the $32.0 million convertible debt offering that is being amortized over the life of the convertible debt;

•	Incurred $0.4 million in deferred financings costs related to the $60.0 million term loan facility that is being amortized over the life of the term loan facility; and

Contractual Obligations

At December 31, 2011, we had the following lease commitments for office space in Houston, Texas, regional/technical offices in the United Kingdom and Singapore, and field offices in Jakarta, Indonesia; Port Gentil, Gabon; and Muscat, Oman that support field operations in those areas. The field office in Port Gentil, Gabon is a month-to-month agreement.

	Date		Monthly
Location	Lease Signed	Term	Expense
Houston, Texas	April 2004	10 years	$17,000
Houston, Texas	December 2008	5 years	13,400
Caracas, Venezuela	December 2011	1 year	7,000
London, U.K.	September 2010	5 years	9,000
Singapore	October 2010	2 years	7,000
Jakarta, Indonesia	April 2011	2 years	7,000
Muscat, Oman	September 2011	2 years	5,200

We have various contractual commitments pertaining to exploration, development and production activities:

•

We have a minimum work obligation to reprocess 375 square kilometers of 3-D seismic and drill two exploration wells to penetrate and evaluate at least the potential objectives of the Haima Supergroup during the Initial Term of the EPSA. The parties to the EPSA acknowledge that $22.0 million is indicative of the costs needed to complete the work program during the three-year initial period which expires in May 2013. Through December 31, 2011, we have incurred $16.2 million of the minimum work obligation. As of February 29, 2012, we have expended more than $22.0 million and completed the minimum work obligations.

•

The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed in the year 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest).

	Payments (in thousands) Due by Period
Contractual Obligation	Total	Less than 1 Year	1-2 Years	3-4 Years	After 4 Years
Debt:
8.25% Senior Convertible Note Due 2013	$31,535	$—	$31,535	$—	$—

Total Debt	31,535	—	31,535	—	—

Other obligations:
Interest payments	3,903	2,602	1,301	—	—
Oil and gas activities	8,344	323	8,021	—	—
Office leases	2,020	837	694	401	88

Total other obligations	14,267	3,762	10,016	401	88

Total contractual obligations	$45,802	$3,762	$41,551	$401	$88

We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two year period.

Senior Convertible Note

On February 17, 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes. Under the terms of the notes, interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2010. The senior convertible notes will mature on March 1, 2013, unless earlier redeemed, repurchased or converted. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange losses attributable to our international operations were minimal for the year ended December 31, 2011 and $1.6 million for the year ended December 31, 2010. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010 and again in January 2011. On January 4, 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Bolivars per U.S. Dollar exchange rate with an effective date of January 1, 2011.

Harvest Vinccler and Petrodelta do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). However, during the year ended December 31, 2011, Harvest Vinccler exchanged approximately $1.2 million through SITME and received an average exchange rate of 5.19 Bolivars per U.S. Dollar. The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. Petrodelta does not have, and has not had, any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate. Harvest Vinccler currently does not have any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations, Venezuela for a more complete discussion of the exchange agreements and their effects on our Venezuelan operations.

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

Investment in Equity Affiliates

Investments in unconsolidated companies in which we have less than a 50 percent interest and have significant influence are accounted for under the equity method of accounting (ASC 323). Investment in Equity Affiliates is increased by additional investments and earnings and decreased by dividends and losses. We review our Investment in Equity Affiliates for impairment whenever events and circumstances indicate a decline in the recoverability of its carrying value.

There are many factors we consider when evaluating our equity investments for possible impairment, including, but not limited to, currency devaluations, inflationary economies and cash flow analysis.

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

Property and Equipment

We follow the successful efforts method of accounting for our oil and gas properties. Under this method, oil and natural gas lease acquisition costs are capitalized when incurred. Unproved properties are assessed quarterly on a property-by-property basis, and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Lease rentals are expensed as incurred.

Oil and natural gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered proved reserves. Exploratory drilling costs are capitalized when drilling is completed if it is determined that there is economic producibility supported by either actual production, conclusive formation test or by certain technical data. If proved reserves are not discovered, such drilling costs are expensed. Costs to develop proved reserves, including the costs of all development wells and related equipment used in production of crude oil and natural gas, are capitalized.

Depletion, depreciation, and amortization (“DD&A”) of the cost of proved oil and natural gas properties are calculated using the unit of production method. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is proved reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base is proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Certain other assets are depreciated on a straight-line basis.

Assets are grouped in accordance with ASC 932. The basis for grouping is reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

Amortization rates are updated to reflect: 1) the addition of capital costs, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions and/or property dispositions and 4) impairments.

We account for impairments of proved properties under the provisions of ASC 360. When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field level to the amortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the amortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

Suspended Exploratory Drilling Costs

In some circumstances, it may be uncertain whether proved reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the projects is being made.

Reserves

In December 2009, we adopted the SEC’s Modernization of Oil and Gas Reporting and the FASB’s guidance on extractive activities for oil and gas (ASC 932). ASC 932 requires the unweighted average, first-day-of-the-month price during the 12-month period preceding the end of the year be used when estimating reserve quantities and permits the use of reliable technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes.

Proved reserves are those quantities of oil and gas which by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs and under existing economic conditions, operating methods, government regulations, etc. Prices include consideration of changes in existing prices provided only by contractual arrangements and do not include adjustments based upon expected future conditions. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Possible reserves are those additional reserves which are less certain to be recovered than probable reserves and thus the probability of achieving or exceeding the proved plus probable plus possible reserves is low.

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

Accounting for Asset Retirement Obligation

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, we record a liability (an asset retirement obligation or “ARO”) on our consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for our Company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depleted on a unit-of-production basis within the related asset group. Accretion is included in operating expenses and depletion is included in DD&A on our consolidated statement of income.

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

We do not provide deferred income taxes on undistributed earnings of our foreign subsidiaries for possible future remittances as all such earnings are reinvested as port of our ongoing business.

New Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, which is included in ASC 820, “Fair Value Measurement” (“ASC 820”). This update explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. The adoption of ASU No. 2011-04 will not have a material impact on our consolidated financial position, results of operation or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, which is included in ASC 220, “Comprehensive Income” (“ASC 220”). This update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. Early adoption is permitted. The adoption of ASU No. 2011-05 will impact the presentation of our results of operations.

In September 2011, the FASB issued ASU No. 2011-08, which is included in ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. ASU No. 2011-08 is effective for annual and interim fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU No. 2011-08 will not have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2011, The FASB issued ASU No. 2011-11, which is included in ASC 210, “Balance Sheet” (ASC 210”). The amendments in ASU No. 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. An entity is required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU No. 2011-11 will be applied retrospectively. The adoption of ASU No. 2011-08 will not have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, which is included in ASC 220. ASU No. 2011-12 defers those changes in ASU 2011-05 that pertain to how, when, and where reclassification adjustments are presented. All other requirements of ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. Early adoption is permitted. The adoption of ASU No. 2011-12 will not impact the presentation of our results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes in oil and natural gas prices and foreign exchange risk, as discussed below.

Oil Prices

Oil and natural gas prices historically have been volatile, and this volatility is expected to continue. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. Being primarily a crude oil producer, we are more significantly impacted by changes in crude oil prices than by changes in natural gas prices. As an independent oil producer, our revenue, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas.

We currently do not have any oil production that is hedged. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.

Interest Rates

Total long-term debt at December 31, 2011 consisted of $31.5 million of fixed-rate unsecured senior convertible notes maturing in 2013 unless earlier redeemed, purchased or converted. A hypothetical 10 percent adverse change in the prime rate would not have a material effect on our results of operations for the year ended December 31, 2011.

Foreign Exchange

The Bolivar is not readily convertible into the U.S. Dollar. We have not utilized currency hedging programs to mitigate any risks associated with operations in Venezuela, and, therefore, our financial results are subject to favorable or unfavorable fluctuations in exchange rates and inflation in that country. Venezuela has imposed currency exchange controls. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Effects of Changing Prices, Foreign Exchange Rates and Inflation above.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect that Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Please refer to the information under the captions “Election of Directors” and “Executive Officers” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Please refer to the information under the caption “Executive Compensation” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Please refer to the information under the caption “Stock Ownership” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Please refer to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Please refer to the information under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)	3. Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10- Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A12G filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.5	Indenture dated as of February 17, 2010, between Harvest Natural Resources, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 18, 2010, File No. 1-10762.)

4.6	First Supplemental Indenture dated as of February 17, 2010 between Harvest Natural Resources, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on February 18, 2010, File No. 1-10762.)

4.7	Form of 8.25% Senior Convertible Notes due 2013. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on February 18, 2010, File No. 1-10762.)

4.8	Warrant Purchase Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.9	Common Stock Purchase Warrant No. W-1, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.10	Common Stock Purchase Warrant No. W-2, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.4 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

10.1	2001 Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on April 9, 2002 (Registration Statement No. 333- 85900).)

10.2	Harvest Natural Resources 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration Statement No. 333-115841).)

10.3†	Form of Indemnification Agreement between Harvest Natural Resources, Inc. and each Director and Executive Officer of the Company. (Incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.4	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.5	Form of 2004 Long Term Stock Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.6	Form of 2004 Long Term Stock Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.7†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.24 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.8†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.9†	Stock Option Agreement dated September 26, 2005, between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.26 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.10	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.11	Form of 2006 Long Term Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.12	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.13	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.14†	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.15†	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.16	Form of 2006 Long Term Incentive Plan Stock Option Agreement – Five Year Vesting, Seven Year Term. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 13, 2007, File No. 1-10762.)

10.17	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 3, 2007, File No. 1- 10762.)

10.18†	Stock Option Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.19	Contract for Conversion to a Mixed Company between Corporación Venezolana delPetróleo, S.A., Harvest-Vinccler, S.C.A. and HNR Finance B.V. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 1, 2007, File No. 1-10762.)

10.20†	Stock Option Agreement dated April 14, 2008 between Harvest Natural Resources, Inc. and Patrick R. Oenbring. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on May 1, 2008, File No. 1-10762.)

10.21†	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.22†	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and G. Michael Morgan. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.23†	Placement Agent Agreement dated February 10, 2010, by and among Harvest Natural Resources, Inc., as issuer, and Lazard Capital Markets LLC and Madison Williams and Company LLC, as placement agents, relating to the 8.25% Senior Convertible Notes due 2013. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 11, 2010, File No. 1-10762.)

10.24	Form of Standard Subscription Agreement, to be entered into by and among Harvest Natural Resources, Inc. and certain purchasers signatory thereto. (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 11, 2010, File No. 1-10762.)

10.25	Form of Subscription Agreement, to be entered into by and among Harvest Natural Resources, Inc. and certain purchasers signatory thereto. (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on February 11, 2010, File No. 1-10762.)

10.26	2010 Long Term Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2010, File No. 1-10762.)

10.27	Form of 2010 Long Term Incentive Plan Employee Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2010, File No. 1- 10762.)

10.28	Form of 2010 Long Term Incentive Plan Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2010, File No. 1-10762.)

10.29	Form of 2010 Long Term Incentive Plan Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2010, File No. 1- 10762.)

10.30†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Karl L. Nesselrode.

10.31†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and James A. Edmiston.

10.32†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Keith L. Head.

10.33†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Stephen C. Haynes.

10.34†	Employment Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Robert Speirs.

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ryder Scott Company, LP.

23.3	Consent of HLB PGFA Perales, Pistone & Asociados – Caracas, Venezuela.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

99.1	Reserve report dated February 24, 2012 between HNR Finance B.V. and Ryder Scott Company.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

†	Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) and (b) of Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harvest Natural Resources, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Harvest Natural Resources, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing as Schedule II in Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included inManagement’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas March 15, 2012

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010*
	(in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,946	$58,703
Restricted cash	1,200	—
Accounts and notes receivable, net
Oil and gas revenue receivable	—	1,907
Dividend receivable – equity affiliate	12,200	—
Joint interest and other	14,342	2,325
Note receivable	3,335	3,420
Advances to equity affiliate	2,388	1,706
Assets held for sale (See Note 4)	—	88,774
Deferred income taxes	2,628	—
Prepaid expenses and other	728	4,793

TOTAL CURRENT ASSETS	95,767	161,628
OTHER ASSETS	5,427	2,477
INVESTMENT IN EQUITY AFFILIATES	345,054	285,188
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	65,671	34,679
Other administrative property	3,176	3,209

TOTAL PROPERTY AND EQUIPMENT	68,847	37,888
Accumulated depreciation and amortization	(2,048)	(1,682)

TOTAL PROPERTY AND EQUIPMENT, NET	66,799	36,206

TOTAL ASSETS	$513,047	$485,499

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$7,381	$3,205
Accounts payable – carry obligation	3,596	8,395
Accrued expenses	15,247	15,087
Liabilities held for sale (See Note 4)	—	663
Accrued interest	1,372	896
Deferred tax liability	4,835	—
Income taxes payable	718	72

TOTAL CURRENT LIABILITIES	33,149	28,318
OTHER LONG TERM LIABILITIES	908	1,834
LONG TERM DEBT	31,535	81,237
COMMITMENTS AND CONTINGENCIES (See Note 6)	—	—
EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at December 31, 2011 (2010: 80,000 shares); issued 40,625 shares at December 31, 2011 (2010: 40,103 shares)	406	401
Additional paid-in capital	236,192	230,362
Retained earnings	193,283	139,389
Treasury stock, at cost, 6,521 shares at December 31, 2011 (2010: 6,475 shares)	(66,104)	(65,543)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	363,777	304,609
NONCONTROLLING INTEREST	83,678	69,501

TOTAL EQUITY	447,455	374,110

TOTAL LIABILITIES AND EQUITY	$513,047	$485,499

*	Certain amounts have been revised. See Note 2 – Summary of Significant Accounting Policies – Revision for additional information.

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010*	2009*
	(in thousands, except per share data)
Expenses
Depreciation and amortization	462	484	407
Exploration expense	13,690	8,016	7,757
Dry hole costs	49,676	—	—
General and administrative	22,474	25,903	22,422

	86,302	34,403	30,586

Loss from Operations	(86,302)	(34,403)	(30,586)
Other Non-Operating Income (Expense)
Investment earnings and other	665	557	1,168
Interest expense	(5,336)	(2,689)	(5)
Loss on extinguishment of debt	(9,682)	—	—
Other non-operating expense	(1,375)	(3,952)	—
Foreign currency transaction loss	(146)	(1,588)	(83)

	(15,874)	(7,672)	1,080

Loss from Consolidated Companies Continuing Operations Before Income Taxes	(102,176)	(42,075)	(29,506)
Income Tax Expense (Benefit)	820	(184)	1,313

Loss from Consolidated Companies Continuing Operations	(102,996)	(41,891)	(30,819)
Net Income from Unconsolidated Equity Affiliates	73,451	66,291	35,253

Net Income (Loss) from Continuing Operations	(29,545)	24,400	4,434
Discontinued Operations:
Income (loss) from discontinued operations	(2,636)	3,712	(373)
Gain on sale of assets	106,000	—	—
Income tax (expense) benefit on discontinued operations	(5,748)	—	131

Income (loss) from discontinued operations	97,616	3,712	(242)

Net Income	68,071	28,112	4,192
Less: Net Income Attributable to Noncontrolling Interest	14,177	12,670	7,702

Net Income (Loss) Attributable to Harvest	$53,894	$15,442	$(3,510)

Net Income (Loss) Attributable to Harvest Per Common Share:
(See Note 3 – Earnings Per Share):
Basic	$1.58	$0.46	$(0.11)

Diluted	$1.37	0.42	$(0.11)

*	Certain amounts have been revised. See Note 2 – Summary of Significant Accounting Policies – Revision for additional information.

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at January 1, 2009*	39,128	$391	$208,868	$127,457	$(65,368)	$49,129	$320,477
Issuance of common shares:
Exercise of stock options	205	2	384	—	—	—	386
Restricted stock awards	162	2	731	—	—	—	733
Employee stock-based compensation	—	—	3,354	—	—	—	3,354
Purchase of Treasury Shares	—	—	—	—	(15)	—	(15)
Net Income (Loss)	—	—	—	(3,510)	—	7,702	4,192

Balance at December 31, 2009*	39,495	395	213,337	123,947	(65,383)	56,831	329,127
Issuance of common shares:
Exercise of stock options	419	4	1,670	—	—	—	1,674
Restricted stock awards	189	2	1,837	—	—	—	1,839
Employee stock-based compensation	—	—	2,396	—	—	—	2,396
Discount on debt	—	—	11,122	—	—	—	11,122
Purchase of treasury shares	—	—	—	—	(160)	—	(160)
Net Income	—	—	—	15,442	—	12,670	28,112

Balance at December 31, 2010*	40,103	401	230,362	139,389	(65,543)	69,501	374,110
Issuance of common shares:
Exercise of stock options	167	2	922	—	—	—	924
Restricted stock awards	273	2	2,028	—	—	—	2,030
Employee stock-based compensation	—	—	2,611	—	—	—	2,611
8.25% senior convertible notes	82	1	464	—	—	—	465
Discount on debt	—	—	(2,730)	—	—	—	(2,730)
Purchase of treasury shares	—	—	—	—	(561)	—	(561)
Tax benefits related to equity compensation	—	—	2,535	—	—	—	2,535
Net Income	—	—	—	53,894	—	14,177	68,071

Balance at December 31, 2011	40,625	$406	$236,192	$193,283	$(66,104)	$83,678	$447,455

*	Certain amounts have been revised. See Note 2 – Summary of Significant Accounting Policies – Revision for additional information.

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010*	2009*
	(in thousands)
Cash Flows From Operating Activities:
Net income	$68,071	$28,112	$4,192
Adjustments to reconcile net income to net cash used in operating activities:
Depletion, depreciation and amortization	1,272	3,817	436
Dry hole costs	40,467	—	—
Impairment of long-lived assets	4,707	—	—
Amortization of debt financing costs	975	793	—
Amortization of discount on debt	816	359	—
Write off of deferred financing costs	—	2,795	—
Gain on sale of assets	(106,225)	—	—
Loss on early extinguishment of debt	7,533	—	—
Net income from unconsolidated equity affiliates	(73,451)	(66,291)	(35,253)
Share-based compensation-related charges	4,642	4,234	4,087
Dividend received from equity affiliate	—	12,220	—
Deferred tax asset	(2,628)	—	—
Deferred tax liability	4,835	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(13,305)	3,826	92
Advances to equity affiliate	(682)	3,221	(1,195)
Prepaid expenses and other	4,065	(2,579)	(1,055)
Accounts payable	(623)	10,905	(966)
Accrued expenses	7,475	(2,657)	(6,629)
Accrued interest	(400)	(4,534)	—
Other long term liabilities	(927)	1,501	333
Income taxes payable	646	(1,018)	1,013

Net Cash Used In Operating Activities	(52,737)	(5,296)	(34,945)

Cash Flows from Investing Activities:
Proceeds from sale of assets	218,823	—	—
Additions of property and equipment	(74,468)	(14,553)	(4,265)
Additions to assets held for sale	(33,930)	(45,066)	(23,757)
Proceeds from sale of equity affiliates	1,385	—	—
Increase in restricted cash	(1,200)	—	—
Investment costs	(900)	558	(581)

Net Cash Provided By (Used In) Investing Activities	109,710	(59,061)	(28,603)

Cash Flows from Financing Activities:
Net proceeds from issuances of common stock	924	1,674	386
Tax benefits related to equity compensation	2,535	—	—
Proceeds from issuance of long-term debt	—	92,000	—
Payments of long-term debt	(60,000)	—	—
Financing costs	(189)	(2,931)	(1,686)

Net Cash Provided By (Used In) Financing Activities	(56,730)	90,743	(1,300)

Net Increase (Decrease) in Cash and Cash Equivalents	243	26,386	(64,848)
Cash and Cash Equivalents at Beginning of Year	58,703	32,317	97,165

Cash and Cash Equivalents at End of Year	$58,946	$58,703	$32,317

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest expense (net of capitalization)	$2,685	$1,380	$5

Cash paid during the year for income taxes	$8,241	$834	$169

*	Certain amounts have been revised. See Note 2 – Summary of Significant Accounting Policies – Revision for additional information.

See accompanying notes to consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

During the year ended December 31, 2011, we issued 0.2 million shares of restricted stock valued at $2.0 million. Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 45,532 shares being added to treasury stock at cost.

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

In addition to our interests in Venezuela, we have exploration acreage mainly onshore in West Sulawesi in the Republic of Indonesia (“Indonesia”), offshore of the Republic of Gabon (“Gabon”), onshore in the Sultanate of Oman (“Oman”), and offshore of the People’s Republic of China (“China”). See Note 13 – Indonesia, Note 14 – Gabon, Note 15 – Oman and Note 16 – China.

Note 2 - Summary of Significant Accounting Policies

Revision to Prior Period Financial Statements

We are revising our historical financial statements for the year ended December 31, 2010 and quarterly information for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 (see Item 15. Exhibits and Financial Statement Schedules, Quarterly Financial Data (unaudited)). The revisions relate to the correction of an error in the deferred tax adjustment to reconcile our share of Petrodelta’s net income reported under International Financial Reporting Standards (“IFRS”) to that required under accounting principles generally accepted in the United States of America (“USGAAP”) and recorded within Net income from unconsolidated equity affiliates. Previously, Petrodelta had an incorrect tax basis associated with its asset retirement cost which caused us to overstate or understate the deferred tax expense associated with this temporary difference for USGAAP purposes. We have revised the tax basis to record the correct deferred tax expense in each reporting period. The error has no impact to the consolidated statements of cash flows.

We have determined that the impact of this error is not material to the previously issued annual and interim financial statements as defined by Accounting Standards Codification (“ASC”) 250 – Accounting Changes and Error Corrections (“ASC 250 “). The audited financial statements, related notes and analyses for the years ended December 31, 2011, 2010 and 2009 have been retrospectively revised in this Annual Report on Form 10-K for the year ended December 31, 2011. All future filings, including interim financial statements, will be revised appropriately.

The following tables set forth the effect of the adjustments described above on the consolidated statement of operations for the years ended December 31, 2010 and 2009 and the consolidated balance sheet as of December 31, 2010. There was no impact on net cash used in operating activities in the consolidated statements of cash flows.

Consolidated Statements of Operations

	December 31, 2010			December 31, 2009
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Loss from Consolidated Companies Continuing Operations	$(41,891)	$—	$(41,891)	$(30,688)	$—	$(30,688)
Net Income from Unconsolidated Equity Affiliates	66,164	127	66,291	35,757	(504)	35,253

Net Income from Continuing Operations	24,273	127	24,400	5,069	(504)	4,565
Income (Loss) from Discontinued Operations	3,712	—	3,712	(373)	—	(373)

Net Income	27,985	127	28,112	4,696	(504)	4,192
Less: Net Income Attributable To Noncontrolling Interest	12,645	25	12,670	7,803	(101)	7,702

Net Income (Loss) Attributable To Harvest	$15,340	$102	$15,442	$(3,107)	$(403)	$(3,510)

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$0.46	$—	$0.46	$(0.09)	$(0.02)	$(0.11)

Diluted	$0.43	$(0.01)	$0.42	$(0.09)	$(0.02)	$(0.11)

Consolidated Balance Sheets

	December 31, 2010
	As Previously Reported	Adjustment	As Revised
	(in thousands)
Investment in equity affiliates	$287,933	$(2,745)	$285,188
Total assets	488,244	(2,745)	485,499
Retained earnings	141,584	(2,195)	139,389
Total Harvest shareholders’ equity	306,804	(2,195)	304,609
Noncontrolling Interest	70,051	(550)	69,501
Total liabilities and shareholders’ equity	488,244	(2,745)	485,499

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.

Reporting and Functional Currency

The United States Dollar (“U.S. Dollar”) is the reporting and functional currency for all of our controlled subsidiaries and Petrodelta. Amounts denominated in non-U.S. Dollar currencies are re-measured into U.S. Dollars, and all currency gains or losses are recorded in the consolidated statement of operations. We attempt to manage our operations in such a manner as to reduce our exposure to foreign exchange losses. However, there are many factors that affect foreign exchange rates and the resulting exchange gains and losses, many of which are beyond our influence.

See Note 10 – Venezuela for a discussion of currency exchange risk on Harvest Vinccler’s and Petrodelta’s businesses.

Cash and Cash Equivalents

Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months.

Restricted Cash

Restricted cash is classified as current or non-current based on the terms of the agreement. Restricted cash at December 31, 2011 represents cash held in a U.S. bank used as collateral for a standby letter of credit issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Oman Exploration and Production Sharing Agreement Al Ghubar / Qarn Alam license (“Block 64 EPSA”) (see Note 15 – Oman).

Financial Instruments

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes payable. Cash and cash equivalents are placed with commercial banks with high credit ratings. This diversified investment policy limits our exposure both to credit risk and to concentrations of credit risk.

Total long-term debt at December 31, 2011 consisted of $31.5 million of fixed-rate unsecured senior convertible notes maturing on March 1, 2013 unless earlier redeemed, purchased or converted. Total long-term debt at December 31, 2010 consisted of $32 million of fixed-rate unsecured senior convertible notes maturing in 2013 unless earlier redeemed, purchased or converted and $60 million of fixed-rate unsecured term loan facility, which was repaid in May 2012. See Note 5 – Long-Term Debt.

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

At December 31, 2011 and 2010, our note receivable relates to a prospect leasing cost financing arrangement. The note receivable plus accrued interest was approximately $3.3 million at December 31, 2011 (2010: $3.4 million), and was secured by a portion of the production from the Bar F #1-20-3-2 in Utah. With the sale of our oil and gas assets in Utah’s Uinta Basin (“Antelope Project”) effective March 1, 2011, the note receivable plus accrued interest will be settled upon finalization of certain terms of the Joint Exploration and Development Agreement (“JEDA”) which defined the participating parties’ obligations over our Antelope Project. See Note 4 – Dispositions and Note 6 – Commitments and Contingencies.

Other Assets

Other assets consist of investigative costs associated with new business development projects, deferred financing costs and a long-term receivable for value added tax (“VAT”) credits related to the Budong PSC. Investigative costs are reclassified to oil and gas properties or expensed depending on management’s assessment of the likely outcome of the project. Deferred financing costs relate to specific financing and are amortized over the life of the financing to which the costs relate. See Note 5 – Long-Term Debt.

At December 31, 2011, other assets consisted of $0.4 million of investigative costs, $1.0 million of deferred financing costs and $3.3 million of long-term VAT receivable. During the year ended December 31, 2011, $0.1 million of investigative costs were reclassified to expense. At December 31, 2010, other assets consisted of $0.3 million of investigative costs and $2.2 million of deferred financing costs. During the year ended December 31, 2010, $2.9 million of costs related to a future financing which we ceased to pursue and $0.5 million of investigative costs were reclassified to expense.

Other Assets at December 31, 2011 also includes a blocked payment of $0.7 million net to our 66.667 percent interest related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). See Note 6 – Commitments and Contingencies.

Investment in Equity Affiliates

Investments in unconsolidated companies in which we have less than a 50 percent interest and have significant influence are accounted for under the equity method of accounting (ASC 323). Investment in Equity Affiliates is increased by additional investments and earnings and decreased by dividends and losses. We review our Investment in Equity Affiliates for impairment whenever events and circumstances indicate a decline in the recoverability of its carrying value.

There are many factors to consider when evaluating an equity investment for possible impairment. Currency devaluations, inflationary economies and cash flow analysis are some of the factors we consider in our evaluation for possible impairment. At December 31, 2011 and December 31, 2010, there were no events that caused us to evaluate our investment in equity affiliates for impairment.

Oil and Gas Properties

The major components of property and equipment at December 31 are as follows (in thousands):

	2011	2010
Unproved property costs	$62,842	$29,279
Oilfield inventories	2,829	5,400
Other administrative property	3,176	3,209

	68,847	37,888
Accumulated depletion, impairment and depreciation	(2,048)	(1,682)

	$66,799	$36,206

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

We follow the successful efforts method of accounting for our oil and gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that proved reserves, as that term is defined in Securities and Exchange Commission (“SEC”) regulations, have not been discovered, capitalized costs associated with the drilling of the exploratory well are charged to expense. Costs of drilling successful exploratory wells, all development wells, and related production equipment and facilities are capitalized and depleted or depreciated using the unit-of-production method as oil and gas is produced. At December 31, 2011, we expensed to dry hole costs $14.0 million related to the drilling of the Lariang-1 (“LG-1”) on the Budong-Budong Production Sharing Contract (“Budong PSC”), $26.0 million related to the drilling of the Karama-1 (“KD-1”) and first sidetrack, the KD-1ST on the Budong PSC, $6.9 million related to the drilling of the Mafraq South-A (“MFS-1”) on the Exploration and Production Sharing Agreement (“EPSA”) for the Al Ghubar/Qarn Alam License (“Block 64 EPSA”) and $2.8 million related to the drilling of the Al Ghubar North-A (“AGN-1”) on the Block 64 EPSA (see Note 13 – Indonesia and Note 15 – Oman.) Total drilling costs for the AGN-1 are estimated to be approximately $7.6 million. Drilling costs incurred after December 31, 2011 will be expensed to dry hole costs in the first quarter of 2012.

Leasehold acquisition costs are initially capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period. Costs of maintaining and retaining undeveloped leaseholds, as well as amortization and impairment of unsuccessful leases, are included in exploration expense. Costs of expired or abandoned leases are charged to exploration expense, while costs of productive leases are transferred to proved oil and gas properties.

Proved oil and gas properties are reviewed for impairment at a level for which identifiable cash flows are independent of cash flows of other assets when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future net cash flows are determined based on estimated future oil and gas sales revenues less future expenditures necessary to develop and produce the reserves. If the sum of these undiscounted estimated future net cash flows is less than the carrying amount of the property, an impairment loss is recognized for the excess of the property’s carrying amount over its estimated fair value, which is generally based on discounted future net cash flows. No impairment of proved oil and gas properties was required in 2011, 2010 or 2009.

Costs of drilling and equipping successful exploratory wells, development wells, asset retirement liabilities and costs to construct or acquire offshore platforms and other facilities, are depleted using the unit-of-production method based on total estimated proved developed reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved leaseholds, are depleted using the unit-of-production method based on total estimated proved reserves. All other properties are stated at historical acquisition cost, net of allowance for impairment, and depreciated using the straight-line method over the useful lives of the assets.

Undeveloped property costs, excluding oilfield inventories, consist of (in millions):

	2011	2010
Budong PSC	$6.6	$9.5
Dussafu Marin Permit (“Dussafu PSC”)	47.9	9.2
Block 64 EPSA	5.1	4.2
WAB-21	3.2	3.1
West Bay	—	3.3

	$62.8	$29.3

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which ranges from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the year ended December 31, 2011, depreciation expense was $0.5 million (2010: $0.5 million, 2009: $0.4 million).

Reserves

We adopted the SEC’s Modernization of Oil and Gas Reporting and the Financial Accounting Standards Board’s (“FASB”) guidance on extractive activities for oil and gas (ASC 932) as of December 31, 2009.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the year ended December 31, 2011, we capitalized interest costs for qualifying oil and gas property additions of $2.3 million (2010: $1.8 million).

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

At December 31, 2011, cash and cash equivalents include $51.4 million (2010: $51.0 million) in a money market fund comprised of high quality, short term investments with minimal credit risk which are reported at fair value. The fair value measurement of these securities is based on quoted prices in active markets (level 1 input) for identical assets. The estimated fair value of our senior convertible notes based on observable market information (level 2 input) as of December 31, 2011 is $39.2 million (2010: $61.7 million). The estimated fair value of our term loan facility based on internally developed discounted cash flow model and inputs based on management’s best estimates (level 3 input) for identical liabilities as of December 31, 2010 was $49.2 million.

Our current assets and liabilities accounts include financial instruments, the most significant of which are accounts receivables and trade payables. We believe the carrying values of our current assets and liabilities approximate fair value with the exception of the note receivable. Because this note receivable is not publicly-traded and not easily transferable, the estimated fair value of our note receivable is based on the market approach and time value of money which approximates the note receivable book value of $3.3 million at December 31, 2011 (2010: $3.4 million). The majority of inputs used in the fair value calculation of the note receivable are Level 3 inputs and are consistent with the information used in determining impairment of the note receivable.

The following is a reconciliation of the net beginning and ending balances recorded for financial assets and liabilities classified as Level 3 in the fair value hierarchy.

	December 31, 2011	December 31, 2010
	(in thousands)
Financial assets:
Beginning balance	$3,420	$3,265
Issuances	—	200
Accrued interest	200	398
Payments	(285)	(443)

Ending balance	$3,335	$3,420

Financial liabilities:
Beginning balance	$49,237	$—
Debt issuance	—	60,000
Discount on debt	—	(11,122)
Amortization of discount on debt	10,763	359
Payments	(60,000)	—

Ending balance	$—	$49,237

Asset Retirement Liability

ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”) requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned during the years ended December 31, 2011 or 2010. Changes in asset retirement obligations during the years ended December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Asset retirement obligations beginning of period	$663	$50
Liabilities recorded during the period	52	382
Liabilities settled during the period	—	—
Revisions in estimated cash flows	(120)	197
Accretion expense	4	34
Reclassify to gain on sale of assets	(599)	—

Asset retirement obligations end of period	$—	$663

Share-Based Compensation

We use a fair value-based method of accounting for stock-based compensation. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and stock appreciation rights (“SARs”). Restricted stock and restricted stock units (“RSUs”) are measured at their intrinsic values. See Note 8 – Stock-Based Compensations and Stock Purchase Plans.

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

We do not provide deferred income taxes on undistributed earnings of our foreign subsidiaries for possible future remittances as all such earnings are reinvested as port of our ongoing business.

Noncontrolling Interests

We adopted the accounting standard for noncontrolling interests in consolidated financial statements (ASC 810) as of January 1, 2009. Our noncontrolling interest relates to Vinccler’s indirectly owned 20 percent interest in HNR Finance (see Note 1 – Organization).

Liquidity

The oil and gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. There are a number of variables and risks related to our exploration projects and our minority equity investment in Petrodelta that could significantly utilize our cash balances, affect our capital resources and liquidity. We also point out that the total capital required to develop the fields in Venezuela may exceed Petrodelta’s available cash and financing capabilities, and that there may be operational or contractual consequences due to this inability.

Our cash is being used to fund oil and gas exploration projects and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. Currently, we have a minimum work obligation to reprocess 375 square kilometers of 3-D seismic and drill two exploration wells to penetrate and evaluate at least the potential objectives of the Haima Supergroup during the Initial Term of the EPSA. The parties to the EPSA acknowledge that $22.0 million is indicative of the costs needed to complete the work program during the three-year initial period which expires in May 2013. Through December 31, 2011, we have incurred $16.2 million of the minimum work obligation. As of February 29, 2012, we have expended more than $22.0 million and completed the minimum work obligations. The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed in the year 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest). We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two-year period.

Our primary ongoing source of cash is still dividends from Petrodelta. In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of March 7, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain. We expect to receive future dividends from Petrodelta; however, we expect that in the near term Petrodelta will reinvest most of its earnings into the company in support of its drilling and appraisal activities. Therefore, there is uncertainty that Petrodelta will pay additional dividends in 2012 or 2013.

Additionally, any dividend received from Petrodelta carries a liability to our non-controlling interest holder, Vinccler, for its 20 percent share. Dividends declared and paid by Petrodelta are paid to HNR Finance, our consolidated subsidiary. HNR Finance must declare a dividend in order for us and our non-controlling interest holder, Vinccler, to receive our respective shares of Petrodelta’s dividends. A dividend from HNR Finance is due upon demand. As of March 7, 2012, Vinccler’s share of the undistributed dividends is $9.0 million inclusive of the unpaid November 2010 dividend. See Note 17 – Related Party Transactions.

We incurred debt during 2010 which has imposed restrictions on us and increased our vulnerability to adverse economic and industry conditions. Our semi-annual interest expense has increased significantly, and our senior convertible notes impose restrictions on us that limit our ability to obtain additional financing. Our ability to meet these covenants is primarily dependent on meeting customary affirmative covenant clauses. Our inability to satisfy the covenants contained in our senior convertible notes would constitute an event of default, if not waived. An uncured default could result in the senior convertible notes becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business. As of December 31, 2011, we were in compliance with all of our long term debt covenants.

At December 31, 2011, we had cash on hand of $58.9 million. We believe that this cash plus cash generated from Petrodelta dividends and funding from debt or equity financing combined with our ability to vary the timing of our capital expenditures is sufficient to fund our operations and capital commitments through at least December 31, 2012. Our 8.25 percent senior convertible notes are due March 1, 2013. We expect some, if not all, debt holders will convert their debt into shares of our common stock on or before the March 1, 2013 due date. However, if the debt is not converted or is only partially converted, we believe that Petrodelta dividends and funding from debt or equity financing combined with our ability to vary the timing of our capital expenditures will be sufficient to repay the outstanding debt at March 1, 2013. However, if the Petrodelta dividend payment is not received or our cash sources and requirements are different than expected, it could have a material adverse effect on our operations.

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

New Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-04, which is included in ASC 820, “Fair Value Measurement” (“ASC 820”). This update explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. The adoption of ASU No. 2011-04 will not have a material impact on our consolidated financial position, results of operation or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, which is included in ASC 220, “Comprehensive Income” (“ASC 220”). This update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. Early adoption is permitted. The adoption of ASU No. 2011-05 will impact the presentation of our results of operations.

In September 2011, the FASB issued ASU No. 2011-08, which is included in ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. ASU No. 2011-08 is effective for annual and interim fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU No. 2011-08 will not have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2011, The FASB issued ASU No. 2011-11, which is included in ASC 210, “Balance Sheet” (ASC 210”). The amendments in ASU No. 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. An entity is required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU No. 2011-11 will be applied retrospectively. The adoption of ASU No. 2011-08 will not have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, which is included in ASC 220. ASU No. 2011-12 defers those changes in ASU 2011-05 that pertain to how, when, and where reclassification adjustments are presented. All other requirements of ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. Early adoption is permitted. The adoption of ASU No. 2011-12 will not impact the presentation of our results of operations.

Use of Estimates

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserve volumes and future development costs. Actual results could differ from those estimates.

Reclassifications

Certain items in 2010 and 2009 have been reclassified to conform to the 2011 financial statement presentation.

Note 3 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	2011	2010(a)	2009(a)
Income (loss) from continuing operations(b)	$(43,722)	$11,730	$(3,268)
Income (loss) from discontinued operations	97,616	3,712	(242)

Net income (loss) attributable to Harvest	$53,894	$15,442	$(3,510)

Weighted average common shares outstanding	34,117	33,541	33,084
Effect of dilutive securities	5,222	3,226	—

Weighted average common shares, diluted	39,339	36,767	33,084

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(1.28)	$0.35	$(0.10)
Income (loss) from discontinued operations	2.86	0.11	(0.01)

Basic earnings (loss) per share	$1.58	$0.46	$(0.11)

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(1.11)	$0.32	$(0.10)
Income (loss) from discontinued operations	2.48	0.10	(0.01)

Diluted earnings (loss) per share	$1.37	$0.42	$(0.11)

(a)	Certain amounts have been revised. See Note 2 – Summary of Significant Accounting Policies – Revision for additional information.
(b)	Excludes net income attributable to noncontrolling interest.

The year ended December 31, 2011 per share calculations above exclude 0.7 million options and 1.6 million warrants because they were anti-dilutive. The year ended December 31, 2010 per share calculations above exclude 2.9 million options and 1.6 million warrants because they were anti-dilutive. The year ended December 31, 2009 per share calculations above exclude 3.7 million options because they were anti-dilutive. We did not have any warrants outstanding during the year ended December 31, 2009.

Note 4 – Dispositions

Assets Held for Sale

On May 17, 2011, we closed the transaction to sell our Antelope Project (see Note 12 – United States Operations, Western United States – Antelope). The sale had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. We donot have any continuing involvement with the Antelope Project. The related gain on the sale was reported in discontinued operations in the second quarter of 2011.

The Antelope Project has been classified as discontinued operations. The Antelope Project assets and liabilities held for sale as of December 31, 2010, are reported in the consolidated balance sheet as follows:

December 31, 2010
(in thousands)
Proved oil and gas properties	$31,037
Unproved oil and gas properties	57,737

Total assets held for sale	$88,774

Asset retirement liabilities	$663

Total liabilities held for sale	$663

Discontinued Operations

Revenue and net income (loss) on the disposition of the Antelope Project are shown in the table below:

	December 31,
	2011	2010	2009
	(in thousands)
Revenue applicable to discontinued operations	$6,488	$10,696	$181
Net income (loss) from discontinued operations	$97,616	$3,712	$(242)

Net income from discontinued operations for the year ended December 31, 2011 includes $106.0 million gain on the sale of our Antelope Project, $3.8 million for employee severance and special accomplishment bonuses, and $5.7 million of U.S. income tax related to the sale of our Antelope Project.

Special accomplishment bonuses of $1.2 million directly related to the sale of the Antelope Project were paid at the closing of the sale. Employee severance costs of $0.1 million were paid in the three months ended June 30, 2011, and $1.3 million was paid in January 2012. Severance costs for key employees include $0.5 million of restricted stock units which was paid in July 2011. Severance costs for key employees also include 58,000 stock appreciation rights (“SAR”) granted at an exercise price of $4.595 per SAR. These SARs are exercisable by the key employee for up to one year after termination.

Note 5 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Senior convertible notes, unsecured, with interest at 8.25% See description below	$31,535	$32,000
Term loan facility with interest at 10% See description below	—	60,000

	31,535	92,000
Discount on term loan facility See description below	—	(10,763)
Less current portion	—	—

	$31,535	$81,237

On February 17, 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes. Under the terms of the notes, interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2010. The senior convertible notes will mature on March 1, 2013, unless earlier redeemed, repurchased or converted. The notes are convertible into shares of our common stock at a conversion rate of 175.2234 shares of common stock per $1,000 principal amount of senior convertible notes, equivalent to a conversion price of approximately $5.71 per share of common stock. The notes are general unsecured obligations, ranking equally with all of our other unsecured senior indebtedness, if any, and senior in right of payment to any of our subordinated indebtedness, if any. The notes are also redeemable in certain circumstances at our option and may be repurchased by us at the purchaser’s option in connection with occurrence of certain events. On October 12, 2011, $0.5 million of our 8.25 percent senior convertible notes were converted into 81,478 shares of common stock at a conversion rate of $5.71 per share. Financing costs associated with the senior convertible notes offering are being amortized over the remaining life of the notes and are recorded in other assets. The balance for financing costs was $1.0 million at December 31, 2011(2010: $1.9 million).

On October 29, 2010, we closed a $60.0 million term loan facility with MSD Energy Investments Private II, LLC (“MSD Energy”), an affiliate of MSD Capital, L.P., as the sole lender under the term loan facility. Under the terms of the term loan facility, interest was paid on a monthly basis at the initial rate of 10 percent and had a maturity of October 28, 2012. The initial rate of interest was scheduled to increase to 15 percent on July 28, 2011, the Bridge Date. Financing costs associated with the term loan facility were being amortized over the remaining life of the loan and were recorded in other assets. The balance for financing costs was $0.3 million at December 31, 2010. See Note 8 – Stock-Based Compensation and Stock Purchase Plans – Common Stock Warrants for a discussion of the warrants that were issued in connection with the $60.0 million term loan facility.

The proceeds from the sale of our Antelope Project were considered an “Extraordinary Receipt” as defined in the term loan facility with MSD Energy. Pursuant to the terms of the term loan facility, on May 17, 2011, we paid amounts outstanding under the term loan facility, including principal, accrued and unpaid interest and a prepayment premium of 3.5 percent of the amount outstanding, or an aggregate $62.1 million, with the net cash proceeds received from the sale of our Antelope Project. With the payment of the term loan facility, the balance of the financing costs related to the issuance of the term loan facility of $0.3 million was expensed to loss on extinguishment of debt in the six months ended June 30, 2011.

The principal payment requirements for our long-term debt outstanding at December 31, 2011 are as follows (in thousands):

2012	$—
2013	31,535

$31,535

Note 6 - Commitments and Contingencies

We have employment contracts with five executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, excise tax reimbursement, outplacement services and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on or after May 31, 2012.

We have regional/technical offices in the United Kingdom and Singapore, and field offices in Jakarta, Indonesia; Port Gentil, Gabon; and Muscat, Omanto support field operations in those areas. The field office in Port Gentil, Gabon is a month-to-month agreement. At December 31, 2011, we had the following lease commitments for office space:

Location	Date Lease Signed	Term	Monthly Expense
Houston, Texas	April 2004	10 years	$17,000
Houston, Texas	December 2008	5 years	13,400
Caracas, Venezuela	December 2011	1 year	7,000
London, U.K.	September 2010	5 years	9,000
Singapore	October 2010	2 years	7,000
Jakarta, Indonesia	April 2011	2 years	7,000
Muscat, Oman	September 2011	2 years	5,200

We have various contractual commitments pertaining to exploration, development and production activities. Currently, we have a minimum work obligation to reprocess 375 square kilometers of 3-D seismic and drill two exploration wells to penetrate and evaluate at least the potential objectives of the Haima Supergroup during the Initial Term of the EPSA. The parties to the EPSA acknowledge that $22.0 million is indicative of the costs needed to complete the work program during the three-year initial period which expires in May 2013. Through December 31, 2011, we have incurred $16.2 million of the minimum work obligation. As of February 29, 2012, we have expended more than $22.0 million and completed the minimum work obligations. We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two year period. The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed in the year 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest).

In October 2007, we entered into a Joint Exploration and Development Agreement (“JEDA”) with a private third party with respect to the Antelope Project. On January 11, 2011, in connection with the sale of each party’s interests in the Antelope Project (see Note 4 – Dispositions), we entered into a letter agreement with the private third party wherein the private third party agreed to reimburse us for certain expenses related to the sale of the two parties’ interests in the Antelope Project. The private third party disputes our calculation of the amount owed to us pursuant to the January 11, 2011 letter agreement. On March 11, 2011, we entered into a letter agreement with the private third party regarding certain obligations between the parties related to the JEDA. The private third party disputes our calculation of the amount due pursuant to one of the items in the March 11, 2011 letter agreement. At December 31, 2011, we have a note receivable outstanding from the private third party of $3.3 million (see Note 2 – Summary of Significant Accounting Policies, Accounts and Notes Receivable) and an account payable outstanding to the private third party of $3.6 million related to the purchase in July 2010 of an incremental 10 percent interest in the Antelope Project. In the event that the dispute is not resolved, the parties would arbitrate pursuant to the JEDA. At this time, we cannot predict the outcome of this dispute with the private third party.

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

On June 30, 2011, we applied for a license with OFAC that would authorize us to pay LOGSA for the fuel provided. In late 2011 and while our June 30, 2011 application was pending with OFAC, OFAC issued a series of general licenses easing U.S. sanctions against Libya which allowed us to pay the full amount we owed LOGSA. As of December 31, 2011, all monies owed to LOGSA had been paid. Our October 26, 2011 application for the return of the blocked funds remains pending with OFAC.

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

Note 7 - Taxes

Taxes on Income

The tax effects of significant items comprising our net deferred income taxes as of December 31, 2011, are as follows:

	2011		2010
	Foreign	United States And Other	Foreign	United States And Other
	(in thousands)
Deferred tax assets:
Operating loss carryforwards	$31,828	$—	$13,181	$26,849
Alternative minimum tax credit	—	—	—	1,222
Stock options	—	881	—	1,330
Return to accrual adjustment	—	—	—	4,720
Prepaids	—	361	—	—
Restricted stock	—	688	—	256
Delay rentals	—	—	—	176
Debt instrument	2,628	—	—	—
Valuation allowance	(31,828)	(1,930)	(13,181)	(28,343)

Net deferred tax asset	2,628	—	—	6,210
Deferred tax liability:
Geological and geophysical/seismic	—	—	—	(505)
Intangible drilling costs	—	—	—	(5,705)

Net deferred tax asset (liability)	$2,628	$—	$—	$—

The U.S. valuation allowance related to our U.S. deferred tax assets of our Utah properties decreased by $26.4 million as a result of U.S. income tax related to the sale of our Antelope Project. Management anticipates that additional losses will be generated and that it is likely that they will be realized through carrybacks to 2011. Management further anticipates that any unremitted foreign earnings will be reinvested outside of the U.S.

The components of loss from consolidated companies continuing operations before income taxes are as follows:

	2011	2010	2009
	(in thousands)
Income (loss) before income taxes
United States	$(34,585)	$(28,455)	$(21,984)
Foreign	(67,591)	(13,620)	(7,522)

Total	$(102,176)	$(42,075)	$(29,506)

The provision (benefit) for income taxes on consolidated companies continuing operations consisted of the following at December 31:

	2011	2010	2009
	(in thousands)
Current:
United States	$—	$(1,210)	$170
Foreign	3,456	1,042	1,143

	3,456	(168)	1,313
Deferred:
United States	$—	$—	$—
Foreign	(2,636)	(16)	—

	$820	$(184)	$1,313

A comparison of the income tax expense (benefit) on consolidated companies continuing operations at the federal statutory rate to our provision for income taxes is as follows:

	2011	2010	2009
	(in thousands)
Income tax expense (benefit) from continuing operations:
Tax expense (benefit) at U.S. statutory rate	$(35,761)	$(14,726)	$(10,327)
Effect of foreign source income and rate differentials on foreign income	24,476	6,000	3,775
Change in valuation allowance	—	12,410	9,184
Tax on undistributed earnings	—	—	—
Deemed income inclusion under Subpart F	—	—	—
Permanent differences	—	2,062	—
Foreign disregarded entities	—	—	21
Return to accrual adjustment	—	(4,720)	(1,093)
Income tax refund	—	(1,210)	—
Reclassify tax benefit to discontinued operations	12,192	—	—
Other	(87)	—	(247)

Total income tax expense – continuing operations	820	(184)	1,313
Income tax expense (benefit) from discontinued operations:
Total income tax expense – discontinued operations	5,748	—	(131)

Total income tax expense (benefit)	$6,568	$(184)	$1,182

Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions.

We do not provide deferred income taxes on undistributed earnings of our foreign subsidiaries for possible future remittances as all such earnings are reinvested as port of our ongoing business. At December 31, 2011, we have the following net operating losses available for carryforward (in thousands):

Unites States	$—	—
Indonesia	47,000	Available for up to 5 years
Gabon	7,000	Available for up to 3 years
Oman	14,000	Available for up to 5 years
The Netherlands	33,000	Available for up to 9 years
Venezuela	9,000	Available for up to 3 years

Accounting for Uncertainty in Income Taxes

The FASB issued ASC 740-10 (prior authoritative literature: Financial Interpretation No. [“FIN”] 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 [“FIN 48”]) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2008. To date, the Internal Revenue Service (“IRS”) has not performed an examination of our U.S. income tax returns for 2009 and 2010. There was an IRS examination for the year 2008 that was completed in July 2011 resulting in a slight reduction in the income tax liability for that year.

The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. A reconciliation of the beginning amount, and current year additions, of unrecognized tax benefits follows:

2011
(in thousands)
Balance at beginning of year	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	4,835
Reductions for tax positions of prior years	—
Settlements	—

Balance at end of year	$4,835

If the above tax benefits were recognized, the full amount would affect the effective tax rate. Since our position arose late in the year, we have accrued interest of $662 for one half of December, and have been advised that we would not be subject to penalty at this time. We believe that it is likely that the entire uncertain tax position will be resolved within the next twelve months, and the amount of unrecognized tax benefits will significantly decrease.

Note 8 – Stock-Based Compensation and Stock Purchase Plans

In May 2010, our shareholders approved the 2010 Long Term Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the issuance of up to 1,700,000 shares of our common stock in satisfaction of exercised stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and other stock-based awards to eligible participants including employees, non-employee directors and consultants of our Company or subsidiaries. Under the 2010 Plan, no more than 500,000 shares may be granted as restricted stock. No individual may be granted more than 1,000,000 options or SARs. The exercise price of stock options granted under the 2010 Plan must be no less than the fair market value of our common stock on the date of grant. All options granted to date will vest in the manner and subject to the conditions specified in the award agreement and expire five years from grant date. Restricted stock granted vest in the manner and subject to the conditions specified in the award agreement. The 2010 Plan also permits the granting of performance awards and other cash-based awards to eligible employees and consultants. Performance awards may be in the form of performance stock, performance units and other forms of award established by the Board of Directors’ Human Resource Committee (the “HR Committee”) with vesting based on the accomplishment of a performance goal. No individual may be awarded performance related cash awards during a calendar year that could result in a cash payment of more than $5.0 million. In the event of a change in control, the HR Committee shall act to effect one or more of the following alternatives, which may vary among individual holders of awards granted under the 2010 Plan and which may vary among awards held by any individual holder of an award granted under the 2010 Plan: (1) accelerate vesting; (2) require mandatory surrender; (3) assume outstanding awards or have a new award of a similar nature substituted; (4) adjust the number and class of common stock covered by an award; and/or (5) make adjustments deemed appropriate to reflect the change of control.

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

A summary of the status of our stock option plans as of December 31, 2011, 2010 and 2009 and changes during the years ending on those dates is presented below:

	2011				2010				2009
	(shares in thousands)
	Weighted Average Exercise		Remaining Contractual	Aggregate Intrinsic	Weighted Average Exercise		Remaining Contractual	Aggregate Intrinsic	Weighted Average Exercise		Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Life	Value	Shares	Price	Life	Value	Shares	Price	Life	Value
Outstanding at beginning of the year:	3,226	$9.70			3,363	$9.35			3,783	$8.54
Options granted	488	11.19			467	7.10			118	4.60
Options exercised	(167)	(5.53)			(419)	(4.01)			(205)	(2.11)
Options cancelled	(5)	(10.79)			(185)	(9.62)			(333)	(2.95)

Outstanding at end of the year	3,542	10.09	3.8	539	3,226	9.70	3.7	8,522	3,363	9.35	4.2	1,312

Exercisable at end of the year	2,164	10.15	3.8	386	1,784	10.27	3.8	3,954	2,066	9.09	0.8	1,230

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For options granted during:

	2011	2010	2009
Weighted average fair value	$5.92	$4.23	$4.60
Weighted average expected life	5	7	7
Valuation assumptions:
Expected volatility	61.3%	57.6%	68.9%
Risk-free interest rate	1.8%	2.7%	3.5%
Expected dividend yield	0%	0%	0%
Expected annual forfeitures	3%	3%	3%

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

A summary of our nonvested options as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below (shares in thousands):

	2011		2010		2009
	Nonvested Options	Weighted-Average Grant-Date Fair Value	Nonvested Options	Weighted-Average Grant-Date Fair Value	Nonvested Options	Weighted-Average Grant-Date Fair Value
Nonvested at beginning of the year	1,442	$5.04	1,297	$5.50	1,636	$5.74
Granted	488	5.92	467	4.23	118	3.13
Vested	(552)	(4.55)	(322)	(5.09)	(447)	(5.75)
Forfeited	—	—	—	—	(10)	(6.54)

Nonvested at end of the year	1,378	5.55	1,442	5.18	1,297	5.50

As of December 31, 2011, there was $3.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next three to four years. The total fair value of shares vested during the year ended December 31, 2011, was $2.7 million (2010: $2.6 million, 2009: $2.6 million).

In addition to options issued pursuant to the plans, options have been issued to new hire employees as employment inducement grants under a New York Stock Exchange (“NYSE”) exception. These options were granted between 2007 and 2011 between $7.33 and $13.82 and vest over three years. At December 31, 2011, a total of 0.6 million options issued outside of the plans were outstanding and 0.4 million options were exercisable.

Stock options for 0.2 million shares were exercised in the year ended December 31, 2011 resulting in cash proceeds of $0.9 million. Stock options for 0.4 million shares were exercised in the year ended December 31, 2010 resulting in cash proceeds of $1.7 million. Stock options for 0.2 million shares were exercised in the year ended December 31, 2009 resulting in cash proceeds of $0.4 million.

Stock Appreciation Rights (“SARs”)

At December 31, 2011, we had 0.3 million SARs outstanding. These SARs were granted in 2009 at $4.60 and vest over five years. The SARs are held by employees of Harvest. The vesting of these SARs is dependent upon the employee’s continued service to Harvest.

Restricted Stock and Restricted Stock Units (“RSUs”)

At December 31, 2011, we had 0.4 million shares of restricted stock outstanding. These shares were granted between 2008 and 2011 and vest over one to three years. The restricted stock is held by employees and directors of Harvest. The vesting of these shares is dependent upon the employee’s and directors continued service to Harvest.

At December 31, 2011, we had 0.2 million RSUs outstanding. These RSUs were granted in 2009 and vest over five years. The RSUs are held by employees Harvest. The vesting of these RSUs is dependent upon the employee’s continued service to Harvest.

Common Stock Warrants

In connection with the $60 million term loan facility (see Note 5 – Long-Term Debt), we issued to MSD Energy (1) 1.2 million warrants exercisable at any time on or after the closing date for a period of five years from the closing date on a cashless exercise basis at $15 per share until the Bridge Date, at which time the exercise price per share will equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche A”); (2) 0.4 million warrants exercisable at any time on or after the closing date for a period of five years from the closing date on a cashless exercise basis at $20 per share until the Bridge Date, at which time the exercise price per share will equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche B”); and (3) 4.4 million warrants exercisable at any time on or after the Bridge Date for a period of five years from the Bridge Date on a cashless exercise basis at the lower of $15 per share or 120 percent of the average closing price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche C”). The Tranche C warrants may be redeemed by Harvest for $0.01 per share at any time prior to the Bridge Date in conjunction with the repayment of the loan prior to the Bridge Date. On May 17, 2011, in connection with the payment of the term loan facility, we repurchased all of the Tranche C warrants at $0.01 per share. The cost to repurchase the warrants ($44,000) was expensed to loss on extinguishment of debt in the six months ended June 30, 2011. On July 28, 2011, the Bridge Date, Tranche A and Tranche B warrants were repriced to $14.78 per warrant which is the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date.

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

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at December 31, 2011 were:

			Warrants
Date Issued	Expiration Date	Exercise Price	Issued	Outstanding
			(warrants in thousands)
November 2010	November 2015	$14.78	1,200	1,200
November 2010	November 2015	14.78	400	400

			1,600	1,600

Note 9 - Operating Segments

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

	2011	2010*	2009*
		(in thousands)
Segment Income (Loss) Attributable to Harvest
Venezuela	$69,577	$62,177	$39,192
Indonesia	(44,800)	(7,108)	(5,124)
Gabon	(5,743)	(543)	(822)
Oman	(11,325)	(1,934)	(942)
United States and other	(51,431)	(40,862)	(35,572)
Discontinued operations (Antelope Project)	97,616	3,712	(242)

Net income (loss) attributable to Harvest	$53,894	$15,442	$(3,510)

	December 31,
	2011	2010*
	(in thousands)
Operating Segment Assets
Venezuela	$348,802	$289,278
Indonesia	65,165	16,254
Gabon	119,273	25,335
Oman	20,980	9,312
United States and other	137,531	128,881
Net assets held for sale (Antelope Project)	—	88,774

	691,751	557,834
Intersegment eliminations	(178,704)	(72,335)

	$513,047	$485,499

*	Certain amounts have been revised. See Note 2 – Summary of Significant Accounting Policies – Revision for additional information.

Note 10 – Venezuela

In January 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Venezuelan Bolivars (“Bolivars”) per U.S. Dollar exchange rate for purchases and the 2.5935 Bolivars per U.S. Dollar exchange rates for the sale of foreign currency which was established in the January 2010 Exchange Agreement. The elimination of the 2.60 Bolivars per U.S. Dollar exchange rate for purchases did not have an impact on our business in Venezuela.

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

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar, and they do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). However, during the year ended December 31, 2011, Harvest Vinccler exchanged approximately $1.2 million (2010: $0.2 million) through SITME and received an average exchange rate of 5.19 Bolivars (2010: 5.19 Bolivars) per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At December 31, 2011, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 4.3 million Bolivars and 6.0 million Bolivars, respectively. At December 31, 2011, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 172.8 million Bolivars and 2,535.0 million Bolivars, respectively.

Note 11 – Investment in Equity Affiliates

Petrodelta, S.A.

On October 25, 2007, the Venezuelan Presidential Decree which formally transferred to Petrodelta the rights to the Petrodelta Fields subject to the conditions of the Conversion Contract was published in the Official Gazette. Petrodelta is governed by its own charter and bylaws and will engage in the exploration, production, gathering, transportation and storage of hydrocarbons from the Petrodelta Fields for a maximum of 20 years from that date. Petrodelta operates a portfolio of properties in eastern Venezuela including large proven oil fields as well as properties with substantial opportunities for both development and exploration. Petrodelta is to undertake its operations in accordance with Petrodelta’s business plan as set forth in its conversion contract. Under its conversion contract, work programs and annual budgets adopted by Petrodelta must be consistent with Petrodelta’s business plan. Petrodelta’s business plan may be modified by a favorable decision of the shareholders owning at least 75 percent of the shares of Petrodelta.

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

We have advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations and seismic interpretation, and employee salaries and related benefits for Harvest employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. We are considered a contractor to Petrodelta, and as such, we are also experiencing the slow payment of invoices. During the year ended December 31, 2011, we advanced Petrodelta $0.8 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Advances to equity affiliate has increased $0.7 million, to a balance of $2.4 million, during the year ended December 31, 2011. During the year ended December 31, 2010, we advanced Petrodelta $2.0 million for continuing operations costs, and Petrodelta repaid $4.8 million of the advances. Although payment is slow, payments continue to be received.

The Science and Technology Law (referred to as “LOCTI” in Venezuela) requires major corporations engaged in activities covered by the OHL to contribute 0.5 percent (two percent prior to January 1, 2011) of their gross revenue generated in Venezuela from activities specified in the OHL on projects to promote inventions or investigate technology in areas deemed critical to Venezuela. The contribution is based on the previous year’s gross revenue and is due the following year. Each company is required to file a separate declaration. Prior to January 1, 2011, contributions were allowed to be paid in-kind through self-funded programs and direct contributions to projects performed by other institutions. Effective January 1, 2011, LOCTI requires all contributions to be paid in cash directly to FONDACIT, the entity responsible for the administration of LOCTI contributions. Self-funded programs and direct contributions to projects performed by other institutions are no longer allowed. Since all contributions are now to be paid in cash, Petrodelta has accrued the 2011 liability to LOCTI.

Because contributions were allowed to be paid in-kind prior to January 1, 2011, LOCTI had granted waivers to allow PDVSA to file declarations on a consolidated basis covering all of its and its consolidating entities liabilities. For filing years 2007, 2008 and 2010, PDVSA provided Petrodelta with a copy of the waiver acceptance letter from LOCTI. PDVSA has stated that a waiver was granted for filing year 2009; however, LOCTI has not yet issued the acceptance letter to PDVSA for the 2009 filing year. The potential exposure to LOCTI for the year ended December 31, 2009 after devaluation is $4.8 million, $2.4 million net of tax ($0.8 million net to our 32 percent interest).

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (the “amended Windfall Profits Tax”). The amended Windfall Profits Tax establishes a special contribution for extraordinary prices to the Venezuelan government of 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $40 per barrel for 2011 [$50 per barrel for 2012]) and $70 per barrel. The amended Windfall Profits Tax also establishes a special contribution for exorbitant prices to the Venezuelan government of (1) 80 percent when the average price of the Venezuelan Export Basket (“VEB”) exceeds $70 per barrel but is less than $90 per barrel; (2) 90 percent when the average price of the VEB exceeds $90 per barrel but is less that $100 per barrel; and (3) 95 percent when the average price of the VEB exceeds $100 per barrel. The amended Windfall Profits Tax caps the cash royalty paid on production at $70 per barrel. By placing a cap on the royalty barrels, the amended Windfall Profits Tax reduces the royalties paid to the government and increases payments to the National Development Fund (“FONDEN”).

Windfall Profits Tax is deductible for Venezuelan income tax purposes. Petrodelta recorded $237.6 million for Windfall Profits Tax during the year ended December 31, 2011 (2010: $14.1 million, 2009: $0.9 million).

There are many sections of the amended Windfall Profits Tax which have yet to be clarified. One section for which Petrodelta is waiting for clarity is how the $70 cap on royalty barrels will be applied to royalties paid in-kind. Petrodelta pays royalties on production of 30 percent in-kind and 3.33 percent in cash. In October 2011, Petrodelta received preliminary instructions from PDVSA that royalties, whether paid in cash or in-kind, should be reported at $70 per barrel (royalty barrels x $70). The difference between the $70 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. PDVSA also instructed Petrodelta to make the reporting change retroactive to April 18, 2011, the date of enactment of the amended Windfall Profits Tax. From April 18, 2011 to September 30, 2011, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $85.0 million ($27.2 million net to our 32 percent interest). Net oil sales (oil sales less royalties) are the same under the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels; however, the method advised by PDVSA understates gross oil sales.

Per our interpretation of the amended Windfall Profits Tax, the $70 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. Pending receipt of final guidance from the Ministry of the People’s Power for Energy and Petroleum (“MENPET”), we have applied the $70 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind. With the assistance of Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $70 cap to the 3.33 percent royalty paid in cash for the year ended December 31, 2011. From April 18, 2011 to December 31, 2011, net oil sales (oil sales less royalties) are slightly higher, $8.5 million ($2.7 million net to our 32 percent interest), under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels.

Another section of the amended Windfall Profits Tax for which Petrodelta is waiting for clarity relates to an exemption of this tax that can be granted by MENPET for the incremental production of projects and grass root developments until the specific investments are recovered. This exemption has to be considered and approved in a case by case basis by MENPET. We believe several of the fields operated by Petrodelta may qualify for the exemption from the amended Windfall Profits Tax. We are waiting for clarification from MENPET on the definitions of incremental production and grass roots developments, as well as guidance on the process for applying for the exemption.

In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of March 7, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain.

In December 2011, Petrodelta changed its accounting policy under IFRS for calculating deferred tax liabilities associated with asset retirement costs. Petrodelta has recognized the effect of the change in accounting policy for the year 2011, $1.4 million ($0.4 million net to our 32 percent interest), in its Current income tax expense for the year ended December 31, 2011. Petrodelta has recorded the cumulative effect of the change in accounting policy, $6.9 million ($2.2 million net to our 32 percent interest) as an adjustment to retained earnings in its IFRS financial statements.

Petrodelta’s reporting and functional currency is the U.S. Dollar. HNR Finance owns a 40 percent interest in Petrodelta. Petrodelta’s financial information is prepared in accordance with IFRS which we have adjusted to conform to USGAAP. All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information has been presented below at December 31, 2010, 2009 and 2008, and for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2011	2010	2009
		(in thousands)
Revenues:
Oil sales	$1,122,191	$604,173	$451,473
Gas sales	3,497	3,398	6,778
Royalty	(374,135)	(204,688)	(156,799)

	751,553	402,883	301,452
Expenses:
Operating expenses	77,236	44,749	48,311
Workovers	28,508	8,910	—
Depletion, depreciation and amortization	58,376	40,429	33,666
General and administrative	11,297	15,508	9,750
Windfall profits tax	237,632	14,116	882

	413,049	123,712	92,609

Income from Operations	338,504	279,171	208,843
Gain of exchange rate	—	84,448	—
Investment earnings and other	610	3,179	4
Interest expense	(10,699)	(26,767)	(3,617)

Income before Income Tax	328,415	340,031	205,230
Current income tax expense	190,577	189,780	105,868
Deferred income tax expense (benefit)	(94,622)	72,568	(43,922)

Net Income	232,460	77,683	143,284
Adjustment to reconcile to reported Net Income from
Unconsolidated Equity Affiliate:
Deferred income tax expense (benefit)*	49,545	(92,195)	39,776

Net Income Equity Affiliate	182,915	169,878	103,508
Equity interest in unconsolidated equity affiliate	40%	40%	40%

Income before amortization of excess basis in equity affiliate	73,166	67,951	41,403
Amortization of excess basis in equity affiliate	(1,863)	(1,414)	(1,356)
Conform depletion expense to USGAAP	763	(246)	183

Net income from unconsolidated equity affiliate	$72,066	$66,291	$40,230

	December 31,	December 31,
	2011	2010*
	(in thousands)
Current assets	$979,868	$535,225
Property and equipment	409,941	321,816
Other assets	146,499	60,893
Current liabilities	808,955	406,339
Other liabilities	53,073	39,224
Net equity	674,280	472,371

*	Certain amounts for 2010 and 2009 have been revised. See Note 2 – Summary of Significant Accounting Policies – Revision for additional information.

Fusion Geophysical, LLC (“Fusion”)

On January 28, 2011, Fusion Geophysical, LLC’s (“Fusion”) 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. We received $1.4 million for our equity investment and $0.7 million for the repayment in full of the outstanding balance of the prepaid service agreement, short term loan and accrued interest. The Agreement and Plan of Merger includes an Earn Out provision wherein we would receive an additional payment of up to a maximum of $2.7 million if FusionGeo, Inc.’s 2011 gross profit exceeds $5.6 million. Based on the financial results for the period January 29, 2011 through January 28, 2012, FusionGeo’s gross profit did not exceed $5.6 million, the 2011 Earn Out Threshold, as described in the Agreement and Plan of Merger.

At December 31, 2009, we fully impaired the carrying value of our equity investment in Fusion. Accordingly, we did not record net losses incurred by Fusion in the year ended December 31, 2011 of $0.2 million ($0.1 million net to our 49 percent interest) (2010: $2.4 million [$1.2 million net to our 49 percent interest]) as doing so would have caused our equity investment to go into a negative position. However, we have recognized a $1.4 million gain on the sale of Fusion in the year ended December 31, 2011.

Note 12 – United States

During 2008, we initiated a domestic exploration program in two different basins. We were the operator of both exploration programs.

Gulf Coast – West Bay Project

We held exploration acreage in the Gulf Coast Region of the United States through an Area of Mutual Interest (“AMI”) agreement with two private third parties. As of June 30, 2011, we and our partners in the West Bay project agreed to relinquish the exploration acreage we held to the farmor. The relinquishment was completed with an effective date of October 31, 2011. Neither we nor our partners intend to continue any activity in West Bay. Based on the decision in the second quarter 2011 to relinquish the exploration acreage, the carrying value of West Bay of $3.3 million was impaired as of June 30, 2011.

The West Bay project represents $3.3 million of unproved oil and gas properties on our December 31, 2010 balance sheet.

Western United States – Antelope

On May 17, 2011, we closed the transaction to sell all of our interest in the oil and gas assets located in our Antelope Project area in the Uinta Basin of Utah which consisted of approximately 69,000 gross acres (47,600 net acres), and the related contracts, reserves, production, wells, pipelines production facilities and other rights, title and interests located in the Uintah Basin in Duchesne and Uintah Counties, Utah. The transaction included the Mesaverde Gas Exploration and Appraisal Project (“Mesaverde”), the Lower Green River/Upper Wasatch Oil Delineation and Development Project (“Lower Green River/Upper Wasatch”) and the Monument Butte Extension Appraisal and Development Project (“Monument Butte Extension”). We owned an approximate working interest of 70 percent in the Mesaverde and Lower Green River/Upper Wasatch, an approximate 60 percent working interest in one well in the Monument Butte Extension, an approximate 43 percent working interest in the initial eight well program in the Monument Butte Extension, and 37 percent working interest in the follow-up six well program in the Monument Butte Extension. The initial eight well program and follow-up six well program in the Monument Butte Extension were non-operated. The sale had an effective date of March 1, 2011 (see Note 4 – Dispositions). We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. All activities associated with the Antelope Project have been reflected as discontinued operations on the statement of operations.

Note 13 – Indonesia

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

On January 5, 2011, we exercised our first refusal right to a proposed transfer of interest by the operator to a third party, which has allowed us to acquire an additional 10 percent equity in the Budong PSC at a cost of $3.7 million payable ten business days after completion of the first exploration well. The $3.7 million was paid on April 18, 2011. On August 11, 2011, we received notice from the Government of Indonesia and BPMIGAS that the transfer of the additional interest has been approved. Closing of this acquisition increased our participating ownership interest in the Budong PSC to 64.4 percent with our cost sharing interest becoming 64.51 percent until first commercial production.

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

The LG-1, the first exploratory well on the Budong PSC, spud January 6, 2011. At a depth of 5,300 feet, losses of heavy drilling mud into the formation were encountered which, when coupled with the very high formation pressures, led the partners to the decision to discontinue drilling and plug and abandon the well for safety reasons on April 8, 2011. The primary Eocene targets had not been reached. Since the results at April 8, 2011, did not definitively determine the commerciality of development of the LG-1, we believed that the well results confirmed that the Miocene formation exhibited sufficient quantities of hydrocarbons to justify potential development pending further appraisal. The costs for drilling the LG-1, $14.0 million, were suspended at March 31. In January 2012, after completion of drilling of the KD-1, all information gathered from the drilling of the LG-1 and KD-1 was reevaluated in connection with our plans for the Budong PSC and overall corporate strategy. Based on this reevaluation, we determined that the original LG-1 well bore would not be used for re-entry. Since plans for the Budong PSC no longer include re-entry of the LG-1 well bore, the drilling costs of $14.0 million related to the drilling of the LG-1 have been expensed to dry hole costs as of December 31, 2011.

The KD-1, the second exploratory well on the Budong PSC, spud June 20, 2011. The KD-1 is located approximately 50 miles south of the LG-1. Operational activities during 2011 included the spudding and drilling of the KD-1 and the drilling of the KD-1ST. On November 4, 2011, Harvest continued drilling as our exclusive operation to explore for the main Eocene objective. Although the well encountered both Oligocene and Eocene stratigraphy, the primary Eocene reservoir target had not been reached, and on January 2, 2012, the KD-1ST was plugged and abandoned. Drilling costs of $26.0 million related to the drilling of the KD-1 and KD-1ST have been expensed to dry hole costs as of December 31, 2011.

The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed in the year 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest).

Based on the multiple oil and gas shows encountered in both the LG-1 and KD-1, we are working on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. As such, the other costs incurred related to the Budong PSC of $6.8 million remain capitalized on our balance sheet as of December 31, 2011. The Budong PSC represents $6.8 million of unproved oil and gas properties on our December 31, 2011 balance sheet (2010: $10.9 million).

Note 14 – Gabon

We are the operator of the Dussafu PSC with a 66.667 percent ownership interest. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC covers an area of 680,000 acres with water depths up to 1,000 feet.

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources (“Republic of Gabon”), entered into the second exploration phase of the Dussafu PSC with an effective date of May 28, 2007. It was agreed that the second three-year exploration phase be extended until May 27, 2011, at which time the partners can elect to enter a third exploration phase. In order to complete drilling activities of an exploratory well, in March 2011, the Direction Generale Des Hydrocarbures (“DGH”) approved another one year extension to May 27, 2012 of the second exploration phase.

Operation activities during 2011 included the spudding and completion of drilling activities of the Dussafu Ruche Marin-A (“DRM-1”) and appraisal sidetracks. Drilling activity has been suspended pending further exploration and development activities. The DRM-1 information is being used to refine the 3-D seismic depth model and improve our understanding for predicting the Gamba structure under the salt to define potential resources in the nearby satellite structures for future drilling targets. Reservoir characterization and concept engineering studies have started with the aim of evaluating the commerciality of the discovered oil.

The partners in the Dussafu PSC began a 3-D seismic acquisition in a joint program with a third party. The program, which was operated by the third party and commenced on October 23, 2011, was completed November 18, 2011. We acquired an additional 545 square kilometers of seismic which is being processed. The seismic data was acquired in the northern area of the Dussafu PSC between the two existing 3-D seismic surveys acquired in 1994 and 2005 and the 2-D seismic survey we acquired in 2008.

We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two year period.

See Note 6 – Commitments and Contingencies for a discussion of legal matters related to our Gabon operations.

The Dussafu PSC represents $50.4 million of unproved oil and gas properties on our December 31, 2011 balance sheet (2010: $9.2 million).

Note 15 – Oman

In 2009, we signed an EPSA with Oman for the Block 64 EPSA. We have an 80 percent working interest and our partner, Oman Oil Company, has a 20 percent carried interest in the Block 64 EPSA during the initial period. We will pay Oman Oil Company’s participating interest share of costs until the date of a declaration of commerciality. Ninety days following the declaration of commerciality, Oman Oil Company may elect to continue to participate in the Block 64 EPSA. If Oman Oil Company elects to continue to participate, it will reimburse us for its participating interest share of all recoverable costs under the Block 64 EPSA incurred before the declaration of commerciality. Reimbursement is due within 30 days of election to participate.

Block 64 EPSA is a newly-created block designated for exploration and production of non-associated gas and condensate, which the Oman Ministry of Oil and Gas has carved out of the Block 6 Concession operated by Petroleum Development of Oman (“PDO”). PDO will continue to produce oil from several shallow oil fields within Block 64 EPSA area.

We have a minimum work obligation to reprocess 375 square kilometers of 3-D seismic and drill two exploration wells to penetrate and evaluate at least the potential objectives of the Haima Supergroup during the Initial Term of the EPSA. The parties to the EPSA acknowledge that $22.0 million is indicative of the costs needed to complete the work program during the three-year initial period which expires in May 2012. In order to complete drilling activities of the two exploratory wells, on August 24, 2011, Oman’s Ministry of Oil and Gas approved a one-year extension to May 23, 2013 of the initial period of the EPSA. Through December 31, 2011, we have incurred $16.2 million of the minimum work obligation. As of February 29, 2012, we have expended more than $22.0 million and completed the minimum work obligations.

Operational activities during 2011 included the completion of the reprocessing and integrating multiple existing 3-D seismic databases, geological and geophysical interpretation of the data, well planning, procurement of long lead items, and contracting a drilling rig and oil field services. On October 21, 2011, a Standby Letter of Credit in the amount of $1.2 million was issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Block 64 EPSA. The first of the two exploratory wells, the Mafraq South-1 (“MFS-1”), was spud October 29, 2011. Logs did not indicate the presence of hydrocarbons within the stacked Haima Group reservoir targets. On December 11, 2011, the MFS-1 was plugged and abandoned. Drilling costs of $6.9 million related to the drilling of the MFS-1 have been expensed to dry hole costs as of December 31, 2011.

The AGN-1, the second exploratory wells on the Block 64 EPSA, spud December 21, 2011 and was drilling at December 31, 2011. On February 3, 2012, we announced that interpretation of the mud log and wireline log did not indicate hydrocarbon saturations within the principal stacked Haima targets in the Barik, Miqrat and Amin reservoirs. On February 6, 2012, the AGN-1 was plugged and abandoned with gas shows in the Permian Khuff Formation. Total estimated drilling costs for the AGN-1 are approximately $7.6 million. Drilling costs incurred through December 31, 2011 of $2.8 million have been expensed to dry hole costs as of December 31, 2011. Drilling costs incurred after December 31, 2011 will be expensed to dry hole costs in the first quarter of 2012.

The Block 64 EPSA represents $5.3 million of unproved oil and gas properties on our December 31, 2011 balance sheet (2010: $4.2 million).

Note 16 – China

In December 1996, we acquired a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a border dispute between the People’s Republic of China (“China”) and Socialist Republic of Vietnam (“Vietnam”). Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2013. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist.

WAB-21 represents $3.2 million of unproved oil and gas properties on our December 31, 2011 balance sheet (2010: $3.1 million).

Note 17 – Related Party Transactions

Dividends declared and paid by Petrodelta are paid to HNR Finance. HNR Finance must declare a dividend in order for the partners, Harvest and Vinccler, to receive their respective shares of Petrodelta’s dividend. Petrodelta has declared two dividends, totaling $33.0 million, which have been received by HNR Finance and for which HNR Finance has not distributed to the partners. In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. As of March 7, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain. At December 31, 2011, Vinccler’s share of the undistributed dividends is $9.0 million inclusive of the unpaid November 2010 dividend.

Note 18 – Subsequent Events

On March 9, 2012, we entered into exchange agreements with certain holders of our 8.25 percent senior convertible notes. These holders will be issued approximately 3.0 million shares of common stock in exchange for $16.0 million in aggregate principal amount of 8.25 percent senior convertible notes and associated interest. See Note 5 – Long-Term Debt for a discussion of the conversion ratio.

We conducted our subsequent events review up through the date of the issuance of this Annual Report on Form 10-K.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

	Quarter Ended
	March 31*	June 30*	September 30*
	(revised)	(revised)	(revised)	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2011
Expenses	$(7,988)	$(11,818)	$(5,977)	$(60,519)
Non-operating loss	(2,509)	(11,422)	(1,006)	(937)

Loss from consolidated companies continuing operations before income taxes	(10,497)	(23,240)	(6,983)	(61,456)
Income tax expense (benefit)	222	260	226	112

Loss from consolidated companies continuing operations	(10,719)	(23,500)	(7,209)	(61,568)
Net income from unconsolidated equity affiliates	18,494	18,246	18,476	18,235

Net income (loss) from continuing operations	7,775	(5,254)	11,267	(43,333)
Income (loss) from discontinued operations(a)	(3,266)	98,665	36	2,181

Net income (loss)	4,509	93,411	11,303	(41,152)
Less: Net income attributable to noncontrolling interest	3,427	3,631	3,592	3,527

Net income (loss) attributable to Harvest	$1,082	$89,780	$7,711	$(44,679)

Basic:
Income (loss) from continuing operations	$0.13	$(0.26)	$0.23	$(1.36)
Discontinued operations	$(0.10)	$2.90	$—	$0.06
Net income (loss) attributable to Harvest	$0.03	$2.64	$0.23	$(1.30)
Diluted:
Income (loss) from continuing operations	$0.12	$(0.22)	$0.20	$(1.36)
Discontinued operations	$(0.09)	$2.45	$—	$0.06
Net income (loss) attributable to Harvest	$0.03	$2.23	$0.20	$(1.30)

(a)	Revision to prior period financial statements – During the fourth quarter of 2011, we identified an error in our consolidated financial statements for the year ended December 31, 2011 related to the income tax expense on the gain on the sale of the Antelope Project. The tax basis used at September 30, 2011 in calculating the tax expense was incorrect. The reconciliation of the tax basis to the book basis of the Antelope Project resulted in a reduction of the income tax payable on the gain on the sale of the Antelope Project of $5.5 million ($2.0 million of the income tax benefit should have been recorded in the second quarter of 2011 and $3.5 million should have been recorded in the third quarter of 2011). The reduction in income tax payable was offset by additional income tax expense related to tax benefits on equity compensation. As a result, Income Taxes Payable were overstated $2.0 million at June 30, 2011, Additional Paid in Capital was understated $2.5 million and Income Tax on Gain was understated $0.5 million, or $0.01 per diluted share, for the second quarter of 2011. Income Taxes Payable were overstated $5.5 million at September 30, 2011, Additional Paid in Capital was understated $2.5 million, and Income Tax on Gain was overstated $3.5 million, or $0.09 per diluted share, for the third quarter of 2011. The error has no impact to the consolidated statements of cash flows. Management concluded the impact of the error is immaterial to the financial statements in the period in which it occurred but are material to the fourth quarter 2011. As such, the amounts presented above have been revised to reflect the second and third quarter 2011 impacts in the appropriate periods. All future filings, including interim financial statements, will be revised appropriately.
(b)	Revision to prior period financial statements – During the fourth quarter of 2011, we identified an error related to the deferred tax adjustment in reconciling our share of Petrodelta’s net income reported under IFRS to that required under USGAAP. We revised the financial statements to reflect the correct deferred tax expense under USGAAP in each reporting period. The error has no impact to the consolidated statements of cash flows. Management concluded the impact of the error is immaterial to the financial statements in the period in which it occurred but is material to the fourth quarter 2011 when it was identified. As such, the amounts presented above have been revised to reflect the quarter 2011 impacts in the appropriate periods: first quarter 2011, $0.3 million, or $0.01 per diluted share; second quarter 2011, $0.3 million with no effect per dilute share; and third quarter 2011, $(1.1) million, with no effect per diluted share, net to our 32 percent interest.
*	Certain amounts have been revised. See Note 2 – Summary of Significant Accounting Policies – Revision for additional information.

	Quarter Ended
	March 31*	June 30*	September 30*	December 31*
	(revised)	(revised)	(revised)	(revised)
	(amounts in thousands, except per share data)
Year ended December 31, 2010
Expenses	$(6,664)	$(7,660)	$(9,549)	$(10,530)
Non-operating loss	(1,812)	(572)	(92)	(5,196)

Loss from consolidated companies continuing operations before income taxes	(8,476)	(8,232)	(9,641)	(15,726)
Income tax expense (benefit)(a)	(19)	152	699	(1,016)

Loss from consolidated companies continuing operations	(8,457)	(8,384)	(10,340)	(14,710)
Net income from unconsolidated equity affiliates(b)	38,687	8,951	5,995	12,658

Net income (loss) from continuing operations	30,230	567	(4,345)	(2,052)
Income (loss) from discontinued operations	2,015	803	390	504

Net income (loss)	32,245	1,370	(3,955)	(1,548)
Less: Net income attributable to noncontrolling interest	7,399	1,637	1,158	2,476

Net income (loss) attributable to Harvest	$24,846	$(267)	$(5,113)	$(4,024)

Basic:
Income (loss) from continuing operations	$0.69	$(0.03)	$(0.16)	$(0.13)
Discontinued operations	$0.06	$0.02	$0.01	$0.01
Net income (loss) attributable to Harvest	$0.75	$(0.01)	$(0.15)	$(0.12)
Diluted:
Income (loss) from continuing operations	$0.59	$(0.03)	$(0.16)	$(0.13)
Discontinued operations	$0.05	$0.02	$0.01	$0.01
Net income (loss) attributable to Harvest	$0.64	$(0.01)	$(0.15)	$(0.12)

(a)	Out-of-Period-Adjustment – During the fourth quarter of 2010, we recorded an out-of-period adjustment in our consolidated financial statements for the year ended December 31, 2010. This adjustment related to the accounting for an income tax refund of $1.0 million that had not been accrued at September 30, 2010. The refund was applied for on September 15, 2010 and received on October 25, 2010. We recorded the $1.0 million as an income tax benefit in the fourth quarter of 2010; however, the $1.0 million income tax refund should have been recognized as an income tax benefit in the third quarter of 2010. As a result, Accounts and notes receivable – joint interest and other was understated and net income attributable to Harvest was understated by $1.0 million for the third quarter of 2010, or $(0.03) per diluted share, and net income attributable to Harvest was overstated by $1.0 million for the fourth quarter of 2010, or $0.03 per diluted share. Net income attributable to Harvest is correctly stated for the year ended December 31, 2010. The error has no impact to the consolidated statements of cash flows. Management concluded the impact of the error is immaterial to the financial statements in the period in which it occurred. All future filings, including interim financial statements, will be revised appropriately.
(b)	Revision to prior period financial statements – During the fourth quarter of 2011, we identified an error related to the deferred tax adjustment in reconciling our share of Petrodelta’s net income reported under IFRS to that required under USGAAP. We revised the financial statements to reflect the correct deferred tax expense under USGAAP in each reporting period. The error has no impact to the consolidated statements of cash flows. Management concluded the impact of the error is immaterial to the financial statements in the period in which it occurred but is material to the fourth quarter 2011 when it was identified. As such, the amounts presented above have been revised to reflect the quarter 2010 impacts in the appropriate periods: first quarter 2010, $0.3 million, or $0.03 per diluted share; second quarter 2010, no effect; third quarter 2010, $(0.1) million, or $0.01 per diluted share; and fourth quarter 2010, $(0.1) million, or $0.01 per diluted share
*	Certain amounts have been revised for insignificant errors. See Note 2 – Summary of Significant Accounting Policies – Revision for additional information.

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

TABLE I – Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

				United States
	Oman	Gabon	Indonesia	and Other	Total
Year Ended December 31, 2011
Acquisition costs	$—	$—	$3,660	$142	$3,802
Exploration costs	10,901	46,522	36,249	—	93,672

	$10,901	$46,522	$39,909	$142	$97,474

Year Ended December 31, 2010
Acquisition costs	$—	$—	$2,703	$85	$2,788
Exploration costs	1,698	2,763	10,468	2,805	17,734

	$1,698	$2,763	$13,171	$2,890	$20,522

Year Ended December 31, 2009
Acquisition costs	$3,757	$941	$1,800	$71	$6,569
Exploration costs	459	225	1,793	2,309	4,786

	$4,216	$1,166	$3,593	$2,380	$11,355

TABLE II – Capitalized costs related to oil and natural gas producing activities (in thousands):

				United States
	Oman	Gabon	Indonesia	and Other	Total
Year Ended December 31, 2011
Unproved property costs	$5,084	$47,868	$6,700	$3,190	$62,842
Oilfield Inventories	209	2,480	140	—	2,829

	$5,293	$50,348	$6,840	$3,190	$65,671

Year Ended December 31, 2010
Unproved property costs	$4,216	$9,177	$9,459	$6,427	$29,279
Oilfield Inventories	—	—	1,435	3,965	5,400

	$4,216	$9,177	$10,894	$10,392	$34,679

Year Ended December 31, 2009
Unproved property costs	$3,757	$6,869	$670	$6,203	$17,499
Oilfield Inventories	—	—	1,369	1,417	2,786

	$3,757	$6,869	$2,039	$7,620	$20,285

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

Unproved property costs at December 31, 2011 consisted of the following by year incurred (in thousands):

	Total	2011	2010	2009	Prior
Property acquisition costs	$62,842	$36,916	$11,613	$5,200	$9,113

TABLE III – Results of operations for oil and natural gas producing activities (in thousands):

	Year Ended December 31,
	2011	2010
Revenue:
Oil and natural gas revenues	$6,488	$10,696
Expenses:
Operating, selling and distribution expenses and taxes other than on income	3,154	1,846
Exploration expense	13,690	8,016
Dry hole costs	49,676	—
Depletion	811	3,298

Total expenses	67,331	13,160

Results of operations from oil and natural gas producing activities	$(60,843)	$(2,464)

TABLE IV – Quantities of Oil and Natural Gas Reserves

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

We adopted the SEC’s Modernization of Oil and Gas Reporting and the Financial Accounting Standards Board’s (“FASB”) guidance on extractive activities for oil and gas (ASC 932) as of December 31, 2009.

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

See the following section Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Venezuela Equity Affiliate as of December 31, 2011, 2010 and 2009, TABLE IV – Quantities of Oil and Natural Gas Reserves for Petrodelta’s reserves.

The table shown below represents our interests in the United States. On May 17, 2011, we closed the transaction to sell our Antelope Project (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statement, Note 12 – United States Operations, Western United States – Antelope). The sale has an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. We do not have any continuing involvement with the Antelope Project. The related gain on the sale was reported in discontinued operations in the second quarter of 2011. The Antelope Project has been classified as discontinued operations.

	2011		2010		2009
	Oil		Oil		Oil
	and NGL	Gas	and NGL	Gas	and NGL	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Proved Reserves
United States
Proved Reserves at January 1	3,515	6,492	226	1,126	—	—
Revisions	—	—	147	914	—	—
Acquisitions	—	—	15	12	229	1,132
Sales of reserves in place	(3,454)	(6,155)	—	—	—	—
Extensions	—	—	3,267	4,863	—	—
Production	(61)	(337)	(140)	(423)	(3)	(6)

Proved Reserves at December 31	—	—	3,515	6,492	226	1,126

As of December 31
United States
Proved
Developed	—	—	659	2,476	131	653
Undeveloped	—	—	2,856	4,016	95	473

Total Proved	—	—	3,515	6,492	226	1,126

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

Future cash inflows were estimated by an applying the average price during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for fixed and determinable escalations provided by the contract, to the estimated future production of year-end proved reserves. Our average prices used were $80.95 per barrel for oil and $3.42 per Mcf for gas. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.

The table shown below represents our net interest at December 31, 2011.

	United States December 31,
	2011	2010	2009
	(in thousands)
Future cash inflows from sales of oil and gas	$—	$250,712	$14,626
Future production costs	—	(75,602)	(3,674)
Future development costs	—	(62,246)	(1,171)
Future income tax expenses	—	(37,262)	(3,147)

Future net cash flows	—	75,602	6,634
Effect of discounting net cash flows at 10%	—	(45,632)	(1,911)

Standardized measure of discounted future net cash flows	$—	$29,970	$4,723

TABLE VI – Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves:

	United States December 31,
	2011	2010	2009
	(in thousands)
Standardized Measure at January 1	$29,970	$4,723	$—
Sales of oil and natural gas, net of related costs	(3,334)	(8,850)	(166)
Revisions to estimates of proved reserves:
Net changes in prices, net of production costs	26,140	2,766	—
Quantities	—	3,734	—
Purchase and sale of reserves in place	(45,627)	387	—
Extensions, discoveries and improved recovery, net of future costs	—	36,211	6,978
Accretion of discount	—	535	—
Development costs incurred	2,784	2,427	—
Changes in estimated development costs	—	(1,256)	—
Net change in income taxes	(9,933)	(10,707)	(2,089)

Standardized Measure at December 31	$—	$29,970	$4,723

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

Petrodelta (32 percent ownership) is accounted for under the equity method, and has been included at its ownership interest in the consolidated financial statements and the following Tables based on a year ending December 31 and, accordingly, results of operations for oil and natural gas producing activities in Venezuela reflect the year ended December 31, 2011, 2010 and 2009.

TABLE I – Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

	Year ended December 31,
	2011	2010	2009
Development costs	$45,364	$29,976	$26,605

TABLE II – Capitalized costs related to oil and natural gas producing activities (in thousands):

	Year ended December 31,
	2011	2010	2009
Proved property costs	$184,640	$139,702	$108,696
Unproved property costs	1,434	1,365	163
Oilfield inventories	13,764	9,630	10,748
Less accumulated depletion and impairment	(57,346)	(43,856)	(27,089)

	$142.492	$106,841	$92,518

TABLE III – Results of operations for oil and natural gas producing activities (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
Oil and natural gas revenues	$360,222	$194,423	$146,640
Royalty	(118,339)	(65,500)	(50,176)

	241,883	128,923	96,464
Expenses:
Operating, selling and distribution expenses and taxes other than on income(1)	114,835	22,359	15,742
Depletion	17,531	12,387	10,123
Income tax expense	54,759	47,089	35,300

Total expenses	187,125	81,835	61,165

Results of operations from oil and natural gas producing activities	$54,758	$47,088	$35,299

(1)	Expenses include operating expenses, production taxes and Windfall Profits Tax. Net to our 32 percent interest, Windfall Profits Tax for December 31, 2011 was $76.0 million (2010: $4.5 million, 2009: $0.3 million).

TABLE IV – Quantities of Oil and Natural Gas Reserves

We adopted the SEC’s Modernization of Oil and Gas Reporting and the Financial Accounting Standards Board’s (“FASB”) guidance on extractive activities for oil and gas (ASC 932) as of December 31, 2009.

Petrodelta is producing from, and continuing to develop, the Petrodelta Fields. Petrodelta has both developed and undeveloped oil and gas reserves identified in all six fields. Petrodelta produces the fields in accordance with a business plan originally defined by its Conversion Contract executed in late 2007. Proved Undeveloped (“PUD”) oil and gas reserves are drilled in accordance with Petrodelta’s business plan, but can be revised where drilling results indicate a change is warranted. This was the case in 2009, 2010 and again in 2011 when the wells drilled in El Salto resulted in a modification to the El Salto program.

During 2011, Petrodelta drilled and completed 15 production wells. Four of the wells were previously identified Proved Undeveloped (“PUD”) locations and 11 wells were previously classified Probable, Possible or undefined locations. In 2011, an additional 54 PUD locations were identified through drilling activity, however 69 PUD locations which are scheduled to be drilled 5 years after the wells were originally identified have been reclassified as Probable reserves. At December 31, 2011, Petrodelta had a total of 163 PUD (26.2 MMBOE) locations identified. Since the implementation of its 2007 business plan, Petrodelta has drilled 55 gross production wells (2008 9 wells [1.4 MMBOE], 2009 15 wells [2.0 MMBOE], 2010 16 wells [2.0 MMBOE] and 2011 15 wells [2.1 MMBOE]) which have moved to the proved developed producing (“PDP”) category. Of these 55 locations drilled since 2008, 27 (4.4 MMBOE) represent the movements of PUD locations to PDP locations. The other 28 new producing wells (3.0 MMBOE) were previously classified Probable, Possible or un-defined.

Petrodelta has a track record of identifying, executing and converting its PUD locations to PDP locations in accordance with the business plan defined by the conversion contract executed in 2007 and subsequent updates. However, the timing and pace of the development is controlled by the majority owner, PDVSA through CVP, although we have substantial negative control provisions as a noncontrolling interest shareholder. In 2010, Petrodelta submitted a revised business plan to PDVSA which substantially increases the total projected drilling activity and production volumes compared to the 2007 business plan, but which is otherwise consistent with the 2007 business plan. The 2010 business plan, as approved by PDVSA, contemplates sustained drilling activities through the year 2024 to fully develop the El Salto and Temblador fields. As a noncontrolling interest shareholder in Petrodelta, HNR Finance has limited ability to control the development plans that are periodically prepared and/or approved by the Venezuelan government. Since this constraint represents a hindrance to development not experienced by typical operations, the PUD locations which are now scheduled to be drilled 5 years after they were originally identified have been reclassified as Probable reserves.

Probable undeveloped reserves of 60.3 MMBOE include 16.1 MMBOE from 69 gross undeveloped locations that would otherwise meet the definition of proved undeveloped reserves, except that they are scheduled to be drilled at least 5 years after the date that they were originally identified. These 69 locations are all scheduled to be drilled from 2013 to 2016.

Proved undeveloped reserves of 26.2 MMBOE from 163 gross PUD locations are all scheduled to be drilled within the period from 2012 to 2015 and within 5 years from when these locations were first identified. All above MMBOE represent our net 32 percent interest, net of a 33.33 percent royalty.

The tables shown below represent HNR Finance’s 40 percent ownership interest and our net 32 percent ownership interest, both net of a 33.33 percent royalty, in Venezuela in each of the years.

	HNR Finance	Minority Interest in Venezuela	32% Net Total
Proved Reserves-Crude oil, condensate, and natural gas liquids (MBbls)
As of December 31, 2011
Proved Reserves at January 1, 2011	52,105	(10,421)	41,684
Revisions	(10,829)	2,166	(8,663)
Extensions	10,093	(2,019)	8,074
Production	(3,037)	607	(2,430)

Proved Reserves at end of the year	48,332	(9,667)	38,665

As of December 31, 2011
Proved
Developed	17,147	(3,430)	13,717
Undeveloped	31,185	(6,237)	24,948

Total Proved	48,332	(9,667)	38,665

As of December 31, 2010
Proved Reserves at January 1, 2010	47,419	(9,483)	37,936
Revisions	(230)	45	(185)
Extensions	7,199	(1,440)	5,759
Production	(2,283)	457	(1,826)

Proved Reserves at end of the year	52,105	(10,421)	41,684

As of December 31, 2010
Proved
Developed	16,342	(3,268)	13,074
Undeveloped	35,763	(7,153)	28,610

Total Proved	52,105	(10,421)	41,684

As of December 31, 2009
Proved Reserves at January 1, 2009	42,809	(8,561)	34,248
Revisions	(875)	175	(700)
Extensions	7,574	(1,515)	6,059
Production	(2,089)	418	(1,671)

Proved Reserves at end of the year	47,419	(9,483)	37,936

As of December 31, 2009
Proved
Developed	14,242	(2,848)	11,394
Undeveloped	33,177	(6,635)	26,542

Total Proved	47,419	(9,483)	37,936

	HNR Finance	Minority Interest in Venezuela	32% Net Total
Proved Reserves-Natural gas (MMcf)
As of December 31, 2011
Proved Reserves at January 1, 2011	62,568	(12,513)	50,055
Revisions	(29,111)	5,822	(23,289)
Extensions	2,627	(526)	2,101
Production	(1,284)	257	(1,027)

Proved Reserves at end of the year	34,800	(6,960)	27,840

As of December 31, 2011
Proved
Developed	25,364	(5,073)	20,291
Undeveloped	9,436	(1,887)	7,549

Total Proved	34,800	(6,960)	27,840

As of December 31, 2010
Proved Reserves at January 1, 2010	62,710	(12,542)	50,168
Revisions	(843)	169	(674)
Extensions	2,192	(438)	1,754
Production	(1,491)	298	(1,193)

Proved Reserves at end of the year	62,568	(12,513)	50,055

As of December 31, 2010
Proved
Developed	22,850	(4,569)	18,281
Undeveloped	39,718	(7,944)	31,774

Total Proved	62,568	(12,513)	50,055

As of December 31, 2009
Proved Reserves at January 1, 2009	67,804	(13,561)	54,243
Revisions	(5,862)	1,172	(4,690)
Extensions	1,941	(388)	1,553
Production	(1,173)	235	(938)

Proved Reserves at end of the year	62,710	(12,542)	50,168

As of December 31, 2009
Proved
Developed	24,015	(4,803)	19,212
Undeveloped	38,695	(7,739)	30,956

Total Proved	62,710	(12,542)	50,168

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

Future cash inflows were estimated by an applying the average price during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for fixed and determinable escalations provided by the contract, to the estimated future production of year-end proved reserves. Our average prices used were $98.37 per barrel for oil and $1.54 per Mcf for gas.

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

The table shown below represents HNR Finance’s net interest in Petrodelta.

	HNR Finance	Minority Interest in Venezuela	Net Total
	(in thousands)
December 31, 2011
Future cash inflows from sales of oil and gas	$4,862,351	$(972,470)	$3,889,881
Future production costs(1)	(2,400,980)	480,196	(1,920,784)
Future development costs	(260,896)	52,179	(208,717)
Future income tax expenses	(1,025,295)	205,059	(820,236)

Future net cash flows	1,175,180	(235,036)	940,144
Effect of discounting net cash flows at 10%	(496,127)	99,225	(396,902)

Standardized measure of discounted future net cash flows	$679,053	$(135,811)	$543,242

December 31, 2010
Future cash inflows from sales of oil and gas	$3,748,419	$(749,684)	$2,998,735
Future production costs	(870,498)	174,100	(696,398)
Future development costs	(296,744)	59,349	(237,395)
Future income tax expenses	(1,241,452)	248,290	(993,162)

Future net cash flows	1,339,725	(267,945)	1,071,780
Effect of discounting net cash flows at 10%	(608,526)	121,705	(486,821)

Standardized measure of discounted future net cash flows	$731,199	$(146,240)	$584,959

December 31, 2009
Future cash inflows from sales of oil and gas	$2,772,840	$(554,568)	$2,218,272
Future production costs	(630,225)	126,045	(504,180)
Future development costs	(282,306)	56,461	(225,845)
Future income tax expenses	(886,622)	177,324	(709,298)

Future net cash flows	973,687	(194,738)	778,949
Effect of discounting net cash flows at 10%	(473,317)	94,663	(378,654)

Standardized measure of discounted future net cash flows	$500,370	$(100,075)	$400,295

(1)	Future production costs include operating costs, production taxes and Windfall Profits Tax. Windfall Profits Tax equates to $1.6 million, or 68 percent, of the $2.4 million of discounted future production costs.

TABLE VI – Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves (in thousands):

	Net Venezuela
	2011	2010	2009
Standardized Measure at January 1	$584,959	$400,295	$111,361
Sales of oil and natural gas, net of related costs	(127,049)	(107,689)	(80,725)
Revisions to estimates of proved reserves:
Net changes in prices, net of production taxes	(108,785)	190,119	408,054
Quantities	(221,510)	(18,284)	(25,424)
Extensions, discoveries and improved recovery, net of future costs	201,203	248,917	187,636
Accretion of discount	113,310	78,403	24,940
Net change in income taxes	77,006	(181,186)	(262,214)
Development costs incurred	45,364	29,965	26,756
Changes in estimated development costs	(13,564)	(29,465)	(429)
Timing differences and other	(7,692)	(26,116)	10,340

Standardized Measure at December 31	$543,242	$584,959	$400,295

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
(Registrant)

Date: March 15, 2012	By:	/s/ JAMES A. EDMISTON
James A. Edmiston
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 15th of March 2012, on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ JAMES A. EDMISTON James A. Edmiston	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN C. HAYNES Stephen C. Haynes	Vice President - Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ STEPHEN D. CHESEBRO’ Stephen D. Chesebro’	Chairman of the Board and Director

/s/ IGOR EFFIMOFF Igor Effimoff	Director

/s/ H. H. HARDEE H. H. Hardee	Director

/s/ R. E. IRELAN R. E. Irelan	Director

/s/ PATRICK M. MURRAY Patrick M. Murray	Director

/s/ J. MICHAEL STINSON J. Michael Stinson	Director

SCHEDULE II

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Income	Charged to Other Accounts	Deductions From Reserves	Balance at End of Year
At December 31, 2011
Amounts deducted from applicable assets
Deferred tax valuation allowance	$28,343	$977	$(27,390)	$—	$1,930
Investment at cost	1,350	—	—	—	1,350
At December 31, 2010
Amounts deducted from applicable assets
Deferred tax valuation allowance	$17,025	$11,318	$—	$—	$28,343
Investment at cost	1,350	—	—	—	1,350
At December 31, 2009
Amounts deducted from applicable assets
Accounts receivable	$2,757	$—	$(2,757)	$—	$—
Deferred tax valuation allowance	7,841	9,184	—	—	17,025
Investment at cost	1,350	—	—	—	1,350

SCHEDULE III

Financial Statements and Notes

for Petrodelta, S.A.

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Director of

PETRODELTA, S.A.

REPORT ON THE FINANCIAL STATEMENTS

We have audited the accompanying financial statements of PETRODELTA, S.A. (a subsidiary 60% owned by Corporacion Venezolana del Petroleo, S.A. CVP), which comprise the statements of financial position as at December 31, 2011, 2010 and 2009, and the statements of comprehensive income, statements of changes in equity, and statements of cash flows for the years then ended, and a summary of significant accounting policies and other explanatory information.

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

OPINION

In our opinion, the financial statements present fairly, in all material respects, the financial position of Petrodelta, S.A. as at December 31, 2011, 2010 and 2009, and its financial performance and its cash flows for the year then ended in accordance with International Financial Reporting Standards.

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

Without qualifying our opinion, as indicated in Note 21, from April 2011 the Company set the price of US$.70 as a maximum price for the calculation and accounting of the royalties instead of the sale price of barrel of oil as had been calculated and recorded in previous accounting periods, based on the Decree No.8163 dated 18 April 2011 which creates the Special Tax on Extraordinary Prices and Exorbitant Prices in the International oil Market. Have registered in accordance with the procedures followed in previous years, revenues from crude sales and royalty expense for the year ended December 31, 2011, have increased in thousands US$.76,966 (Bs.330,952). This accounting procedure has no effect on Company net income.

Por PGFA PERALES, PISTONE & ASOCIADOS

José G. Perales S.

C.P.C. Nº 9.578

February 23, 2012

Except for the matters indicated in Note 25 whose

dates are February 27 and 28, 2012.

Valencia, Venezuela.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Statements of Financial Position

(Expressed in thousands)

	December 31,
	Note	2011	2010	2009	2011	2010	2009
		(U.S. Dollars)			(Bolivars)
Assets
Property, plant and equipment, net	8	410,165	321,816	265,442	1,763,709	1,383,809	570,700
Deferred income tax	7 - (f)	155,062	60,205	143,898	666,767	258,881	309,381
Recoverable tax credits	7 - (k)	17,239	8,072	10,753	74,129	34,710	23,119

Total non-current assets		582,466	390,093	420,093	2,504,605	1,677,400	903,200

Prepaid expenses and other assets	10	523	407	559	2,248	1,750	1,202
Inventories	11	36,794	24,997	21,472	158,214	107,487	46,165
Accounts receivable	12	922,788	506,356	368,979	3,967,991	2,177,331	793,305
Cash and cash equivalents	13	2,342	3,465	3,062	10,071	14,900	6,583

Total current assets		962,447	535,225	394,072	4,138,524	2,301,468	847,255

Total assets		1,544,913	925,318	814,165	6,643,129	3,978,868	1,750,455

Total equity	14	674,281	472,371	424,921	2,899,407	2,031,195	913,580

Liabilities
Provision for abandonment costs	9 y 16	41,518	29,798	24,416	178,527	128,131	52,494
Provision for retirement benefits	16	11,550	8,439	9,184	49,666	36,288	19,746
Deferred income tax	7 -(f)	8,606	8,371	9,832	37,006	35,995	21,139

Total non-current liabilities		61,674	46,608	43,432	265,199	200,414	93,379

Accounts payable	15	340,753	52,095	105,332	1,465,241	224,009	226,464
Dividends payable	14	30,550	18,330	31,126	131,365	78,819	66,921
Provision, accruals and other liabilities	16	264,776	171,415	154,863	1,138,537	737,085	332,955
Income tax payable	7	172,879	164,499	54,491	743,380	707,346	117,156

Total current liabilities		808,958	406,339	345,812	3,478,523	1,747,259	743,496

Total liabilities		870,632	452,947	389,244	3,743,722	1,947,673	836,875

Total equity and liabilities		1,544,913	925,318	814,165	6,643,129	3,978,868	1,750,455

The accompanying notes (1 to 26) are an integral part of these financial statements.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Statements of Comprehensive Income

(Expressed in thousands)

		Years ended December 31,
	Note	2011	2010	2009	2011	2010	2009
		(U.S. Dollars)			(Bolivars)
Income
Sale of crude oil	21	1,045,224	604,173	451,473	4,494,463	2,597,945	970,667
Sale of natural gas	21	3,504	3,413	6,778	15,067	14,676	15,573

Total income		1,048,728	607,586	458,251	4,509,530	2,612,621	985,240

Costs and expenses:
Operational expenses	17	(105,750)	(53,659)	(48,311)	(454,725)	(230,734)	(103,869)
Depletion, depreciation and amortization	8	(58,375)	(40,429)	(33,666)	(251,013)	(173,847)	(72,382)
Sales, general and administrative expenses		(8,235)	(6,147)	(6,410)	(35,412)	(26,428)	(13,781)
Royalties and other taxes	7 -(g)	(530,476)	(217,760)	(156,301)	(2,281,047)	(936,367)	(336,046)
Contributions and fundings for social development		(7,241)	(9,863)	(4,716)	(31,137)	(42,414)	(10,141)
Financial income	18	7	84,448	3	30	363,126	7
Financial expenses	18	(10,702)	(26,767)	(3,439)	(46,017)	(115,098)	(7,394)
Other income (expenses), net		459	2,622	(181)	1,974	11,274	(389)

Total costs and expenses		(720,313)	(267,555)	(253,021)	(3,097,347)	(1,150,488)	(543,995)

Income before tax		328,415	340,031	205,230	1,412,183	1,462,133	441,245
Income tax	7 -(a)	(95,955)	(262,031)	(62,800)	(412,606)	(1,126,733)	(135,020)

Net income		232,460	78,000	142,430	999,577	335,400	306,225

Other comprehensive income	14	—	—	—	—	913,580	—

Total comprehensive income for the year		232,460	78,000	142,430	999,577	1,248,980	306,225

The accompanying notes (1 to 26) are an integral part of these financial statements.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Statements of changes in equity

Years ended December 31, 2011, 2010, 2009

(Expressed in Thousands of U.S. Dollars)

				Retained earning
	Note	Capital Stock	Share premiun	Legal Reserve and Other Reserves	Undistributed	Total equity
Balances at December 31, 2008, previously reported		6,977	212,451	698	120,566	340,692
Cummulative effect of prior years adjustments	14	—	—	—	(6,325)	(6,325)

Balances at December 31, 2008 adjusted		6,977	212,451	698	114,241	334,367
Total comprehensive income for the year	—	—	—	—	142,430	142,430
Appropriation to other reserves	14	—	—	134,066	(134,066)	—
Dividends declared	14	—	—	—	(51,876)	(51,876)

Balances at December 31, 2009		6,977	212,451	134,764	70,729	424,921
Total comprehensive income for the year		—	—	—	78,000	78,000
Appropriation from other reserves	14	—	—	(82,232)	82,232	—
Dividends declared	14	—	—	—	(30,550)	(30,550)

Balances at December 31, 2010		6,977	212,451	52,532	200,411	472,371
Total comprehensive income for the year		—	—	—	232,460	232,460
Appropriation to other reserves	14	—	—	94,622	(94,622)	—
Dividends declared	14	—	—	—	(30,550)	(30,550)

Balances at December 31, 2011		6,977	212,451	147,154	307,699	674,281

The accompanying notes (1 to 26) are an integral part of these financial statements.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Statements of changes in equity

Years ended December 31, 2011, 2010 and 2009

(Expressed in Thousands of Bolivars)

				Retained earning
	Note	Capital Stock	Share premiun	Legal Reserve and Other Reserves	Undistributed	Accumulated translation adjustment	Total equity
Balances at December 31, 2008 , previously reported		15,000	456,770	1,500	259,217	—	732,487
Cummulative effect of prior year adjustment	14	—	—	—	(13,599)	—	(13,599)

Balances at December 31, 2008 adjusted		15,000	456,770	1,500	245,618	—	718,888
Total comprehensive income for the year		—	—	—	306,225	—	306,225
Appropriation to other reserves	14	—	—	288,242	(288,242)	—	—
Dividends declared	14	—	—	—	(111,533)	—	(111,533)

Balances at December 31, 2009		15,000	456,770	289,742	152,068	—	913,580
Total comprehensive income for the year	14	—	—	—	335,400	913,580	1,248,980
Appropriation from other reserves	14	—	—	(65,356)	65,356	—	—
Dividends declared	14	—	—	—	(131,365)	—	(131,365)

Balances at December 31, 2010		15,000	456,770	224,386	421,459	913,580	2,031,195
Total comprehensive income for the year		—	—	—	999,577	—	999,577
Appropriation to other reserves	14	—	—	406,875	(406,875)	—	—
Dividends declared	14	—	—	—	(131,365)	—	(131,365)

Balances at December 31, 2011		15,000	456,770	631,261	882,796	913,580	2,899,407

The accompanying notes (1 to 26) are an integral part of these financial statements.

PETRODELTA, S.A

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Statements of Cash Flow

(Expressed in thousands)

	Years ended December 31,
	2011	2010	2009	2011	2010	2009
	(U.S. Dollars)			(Bolivars)
Cash flow from operating activities:
Net income	232,460	78,000	142,430	999,577	335,400	306,225

Adjustments to reconcile net income to net cash (used in) provided by operating activities—
Depletion, depreciation and amortization	58,375	40,429	33,188	251,013	173,845	71,354
Provision for asset retirement obligation	(7,644)	(2,043)	(3,603)	(32,869)	(8,785)	(7,746)
Asset retirement profit, net	—	(2,892)	—	—	(12,436)	—
Provision for income tax	190,577	189,780	105,868	819,481	816,054	227,616
Deferred income tax provision	(94,622)	72,251	(43,068)	(406,875)	310,679	(92,596)
Financial cost on provision for asset retirement obligation	4,076	3,339	1,639	17,527	14,358	3,524
Financial income from variation in the exchange rate	—	(84,439)	—	—	(363,088)	—
Tax credit financial cost	6,623	3,951	1,792	28,477	16,989	3,853
Cost financial assistance	—	19,475	—	—	83,743	—

Changes in operating assets—
Accounts receivable	(432,222)	(154,936)	(113,738)	(1,858,556)	(666,225)	(244,537)
Material and supplies inventories	(12,921)	3,493	(8,923)	(55,560)	15,020	(19,185)
Prepaid expenses and other assets	(117)	152	20,918	(498)	654	44,974

Changes in operating liabilities—
Accounts payable	288,659	(38,033)	16,228	1,241,229	(163,542)	34,890
Income tax payable	(182,197)	(52,526)	(51,377)	(783,447)	(225,863)	(110,460)
Provisions, accruals and other liabilities	104,116	69,775	(3,480)	447,702	300,035	(7,482)

Total adjustments	(77,297)	67,776	(44,556)	(332,376)	291,438	(95,795)

Net cash provided by operating activities	155,163	145,776	97,874	667,201	626,838	210,430

Cash flow (used in) provided by investing activities:
Acquisition of property, plant and equipments	(137,956)	(101,799)	(81,425)	(593,211)	(437,736)	(175,064)
Asset retirement	—	21	—	—	91	—

Net cash used in investing activities	(137,956)	(101,778)	(81,425)	(593,211)	(437,645)	(175,064)
Cash flow used in financing activities:
Dividends paid	(18,330)	(43,346)	(20,750)	(78,819)	(186,388)	(44,613)

Net cash used in financing activities	(18,330)	(43,346)	(20,750)	(78,819)	(186,388)	(44,613)

Effect for variation in the exchange rate in cash and cash equivalents	—	(249)	—	—	(1,071)	—
Effect for variation in the exchange rate in the foreign currency	—	—	—	—	6,583	—

Net cash (decrease) increase	(1,123)	403	(4,301)	(4,829)	8,317	(9,247)

Cash and cash equivalents at the beginning of the year	3,465	3,062	7,363	14,900	6,583	15,830

Cash and cash equivalents at the end of the year	2,342	3,465	3,062	10,071	14,900	6,583

The accompanying notes (1 to 26) are an integral part of these financial statements.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(1)	Reporting Entity

Petrodelta, S.A. was incorporated and is domiciled in the Bolivarian Republic of Venezuela Venezuela. Its main offices are located at Avenida Alirio Ugarte Pelayo, Edificio Petrodelta, Ala Norte, Planta Baja in Maturín, Monagas State. Its legal address is: Avenida Veracruz con Calle Cali, Urbanización Las Mercedes, Edificio Pawa, Piso 5, Caracas, Distrito Capital.

Petrodelta, S.A. (the Company) was incorporated in October 2007, as published in Official Gazette No. 38,786. Its business objective is primary exploration to discover oil reserves, extraction of oil in its natural state, and its subsequent collection, transportation and storage pursuant to Article No. 9 of the Venezuelan Hydrocarbon Law (LOH). The Company operates within an area of approximately 1,000 square kilometers in the Uracoa, Bombal, and Tucupita fields (formerly the Monagas Sur Unit) and in the El Salto, El Isleño, and Temblador fields in the Monagas and Delta Amacuro states in Venezuela (the assigned operating area).

The Company was created as a result of the process for conversion into mixed-capital companies of the Operating Agreement signed on July, 1992 between PDVSA Petróleo, S.A. (PDVSA Petróleo) (formerly Lagoven, S.A.), Harvest Natural Resources, Inc. (Harvest) (formerly Benton Oil and Gas Company) and Venezolana de Inversiones y Construcciones Clérico, C.A. (Vinccler). As part of this process, on March 31, 2006, PDVSA Petróleo, S.A., Corporación Venezolana del Petróleo, S.A. (CVP) and Harvest Vinccler, S.C.A. (HVSCA), the agreement operator and a related company of Harvest and Vinccler, signed a memorandum of understanding for conversion into a mixed company. In June 2007, the National Assembly of the Bolivarian Republic of Venezuela approved the incorporation of the mixed company Petrodelta, S.A. In August 2006, the National Assembly approved the inclusion of the Temblador, El Isleño and El Salto areas into the Monagas Sur Unit for further development of the Company’s primary activities. An agreement for conversion into a mixed company was signed between CVP and HNR Finance B.V. (HNR Finance) in September 2007. The Company will operate for 20 years as from October 2007 when the decree for transfer of field operations was published in the Official Gazette.

The capital stock of the Company is 60%-owned by Corporación Venezolana del Petróleo (CVP), a wholly owned subsidiary of Petróleos de Venezuela, S.A. (PDVSA), and the remaining 40%-owned by HNR Finance.

Company management considers that it operates in a single business segment (hydrocarbons) and in one country, the Bolivarian Republic of Venezuela, in conformity with its social statutes.

During the transition period from April 1, 2006 to December 31, 2007, Harvest Vinccler, S.C.A. (HVSCA) was in charge of managing and developing the Company’s activities and provided its financial and operational structure for this purpose. The Company’s operating costs during this period were paid by HVSCA and CVP and subsequently charged to PDVSA, which, in turn, billed the Company. These costs were recognized in the statements of comprehensive income for the respective periods. These costs include, but are not limited to, general, administrative, operating and capital expenses required to continue activities in the assigned operating area.

At December 31, 2011 the Company had not received information regarding production from Temblador field from the period starting October 23, 2007, official date of the decree of transferring field operations to the Company, and ending February 1, 2008. Because production was handled during this period by PDVSA as well as related operational expenses, investments, tributes and contributions by law associated, the Company started discussions to obtain information and evaluate if merits exists for an eventual reconciliation of actual crude produced during the period mentioned.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

During the years ended December 31, 2011, 2010 and 2009, the Company has operated with employees assigned by its shareholders or their related companies since it has no direct employees. At December 31, 2011, 2010 and 2009, the Company has 527, 432 and 356 employees, respectively, assigned by its shareholders or their related companies.

During the year ended December 31, the Company drilled 15 (2011), 16 (2010) and 18 (2009) development wells, produced approximately 11.4 (2011), 8.6 (2010) and 7.8 (2009) million barrels of oil and sold 2.3 (2011), 2.2 (2010) and 4.4 (2009) billion cubic feet of natural gas.

Regulations

The Company’s main activities are regulated by the Venezuelan Hydrocarbon Law (LOH), effective from January 2002 and its partial reforme of May 2006. Gas-related operations are regulated by the Venezuelan Gaseous Hydrocarbon Law effective since September 1999 and its Regulation of June 2000, by the provisions of the bylaws and common rights norms applicable.

Below are the main regulations included in the LOH:

a)	A 30% royalty on volumes of hydrocarbon extracted (see Note 7-(g).

b)	A Partial Reform of the Extraction Tax was enacted and published in Official Gazette No. 38,443 of May 24, 2006, establishing a rate equivalent to one-third of the value of all liquid hydrocarbons extracted from any reservoir, calculated on the same basis set out in the Law for royalty calculation. The taxpayer has the right to deduct from the extraction tax any sum payable as royalties (30%), including the additional royalty paid for special advantages (3.33%).

c)	A surface tax equivalent to 100 tax units for each square kilometer or fraction thereof per year for licensed areas that are not under production. This tax will increase by 2% during the first five years, and by 5% during all subsequent years.

d)	An internal consumption tax equivalent to 10% of the value of each cubic meter of hydrocarbon derivatives produced and consumed as fuel in internal operations, calculated on the final selling price. Company management considers that, other than associated gas, no hydrocarbon derivatives are consumed.

Hydrocarbon Purchase Sale Agreement

On January 17, 2008, the Company signed a hydrocarbon purchase sale agreement with PDVSA Petróleo, whereby the Company undertakes to sell to the latter all hydrocarbons produced within the delimited operating area that are not being used in its operations. The Company may assign or transfer this agreement, or any rights and obligations thereunder, to another company in accordance with Article No. 27 of the LOH. This agreement is for 20 years.

(2)	Basis of Preparation

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(a)	Statement of Compliance

The financial statements as of December 31, 2011, 2010 and 2009 are prepared in accordance with International Financial Reporting Standards (IFRS) adopted by the International Accounting Standards Board (IASB) and their interpretations, issued by the International Financial Reporting Interpretations Committee (IFRIC) of the IASB.

On February 23, 2012, the Board of Directors of the Company resolved to submit for consideration of the Shareholders of the Company the financial statements for the year ended December 31, 2011.

On March 10, 2011, the Board of Directors of the Company resolved to submit for consideration of the Shareholders of the Company the financial statements for the year ended December 31, 2010. The financial statements as of December 31, 2011 and 2010 will be presented in the coming Shareholder meeting and expect their approval with no modifications. The financial statements for the year ended December 31, 2009 were approved by the Shareholders of the Company on August 4, 2010.

(b)	Basis of Measurement

The financial statements have been prepared on the historical cost basis, except for certain assets and liabilities measured at fair value. Assets measured and presented at fair value are: recoverable tax credits, accounts receivable and cash.

The methods used for measuring fair value are discussed in more detail in Note 5.

(c)	Functional and Presentation Currency

The financial statements are presented in U.S. dollar (U.S. Dollar or US$) and bolivars (bolivar or Bs.). The Company’s functional currency is the U.S. dollar, since the main economic environment in which Petrodelta, S.A. operates is the international market for crude oil and its products. In addition, a significant portion of its revenues, as well as most costs, expenses and investments are denominated in U.S. dollars.

The financial statements in bolivars are presented for statutory purposes.

All financial information presented in U.S. dollars and bolivars has been rounded in thousands.

(d)	Use of estimates and judgments

The preparation of financial statements in conformity with IFRS requires management to make estimates, judgments and assumptions that affect the application of accounting policies and the amounts of assets, liabilities, income and expense. The Company applies its best estimates and judgments; however, actual results may differ from initial estimates. Estimates and assumptions are reviewed periodically, and the effects of the revisions, if any, to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Significant areas of critical judgment in the application of accounting policies, which significantly affect financial statement amounts, are described in the following notes:

•	Note 8—depletion, depreciation and amortization

•	Note 9—provision for asset retirement obligation

•	Note 19—valuation of financial instruments

Information on areas of uncertainty affecting management’s estimates which significantly affect financial statement amounts in future periods are described in the following notes:

•

Note 3 -r- measurement of contract-based retirement benefit obligations and other post-retirement benefits other than pensions, which is a PDVSA obligation with the employees assigned to the Company for subsequent billing once the employee is considered eligible for pension.

•	Note 7 -f- deferred income tax

•	Note 20—commitments, contingencies and accruals in respect of environmental issues

The Company’s operations may be affected by the political, legislative, regulatory and legal environment, both at the national and international level. In addition, significant changes in prices or availability of crude oil and its products may have an impact on the Company’s results of operations in any given year.

(e)	Financial Statements Presentation

In the preparation and presentation of its financial statements, up until December 31, 2009, the Company has used a scheme of presentation on comparative information where two years of financial data was disclosed for each financial report and its corresponding note. During the year ended December 31, 2011 and 2010, the Company following guidelines from its main shareholder, CVP, and based on pertinent evaluation and because it considers it reflects appropriately the nature of its operations and tendencies of the oil industry, have opted for presenting comparative information disclosing data for three periods for each financial report and its corresponding note.

Certain financial statement items at December 31, 2010 and 2009 have been reclassified to conform to the presentation of the year 2011.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(3)	Summary of Significant Accounting Policies

The accounting policies used for the preparation of these financial statements have been applied consistently for all periods presented.

(a)	Foreign Currency

Transactions in Foreign Currency

Transactions in foreign currency (any currency different than the functional currency) are translated into the Company’s functional currency using the exchange rate in effect at the transaction date. Monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars using the exchange rate prevailing at the date of the statement of financial position. Exchange gains or losses on monetary assets and liabilities resulting from this translation are presented as financial income or expenses in the statements of comprehensive income. Nonmonetary assets and liabilities in foreign currency are stated at fair value and translated to the functional currency using the exchange rate prevailing at the date fair value was determined. All other nonmonetary items denominated in foreign currency measured at historical cost are converted at the exchange rate at the date of the transaction.

Translation to the Presentation Currency

The Company’s financial statements were translated from dollars into bolivars, a currency other than the functional currency, in accordance with International Accounting Standard No. 21 The Effects of Changes in Foreign Exchange Rates. This standard requires each entity to determine its functional currency based on an analysis of the primary economic environment in which the entity operates, which is normally the one in which it primarily generates and expends cash.

The financial statements were translated into bolivars using the following procedures:

•	Assets and liabilities in each statement of financial position at the exchange rates in effect at the date of such statement.

•	Income and expenses in the statements of comprehensive income at the exchange rate at the date of transaction.

•

All exchange gain and losses generated as a result of the above, are recognized in the statement of comprehensive income as other comprehensive income and accumulated as a separate component of equity.

•

Equity accounts are translated at the exchange rate in effect at the date of each related transaction, except for retained earnings which are translated at the weighted-average rate for the relevant year.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(b)	Revenue Recognition

Income from sales of crude oil and gas, are measured at fair value of the cash receipts or amounts to be received, net of commercial discounts, and is recorded in the statements of comprehensive income when risks and significant rights of ownership are transferred to PDVSA Petróleo and MPPEP as stipulated in the hydrocarbon purchase sale agreement. Income is recognized when it can be reasonably measured and it is probable that future economic benefits will flow to the Company. Income from activities other than the Company’s main business is recognized when realized. Income is not recognized when there is significant uncertainty as to the recoverability of the obligation acquired by the buyer. All of the Company results are from continuing operations. At December 31, 2011, the Company received accounting guidelines from its main shareholder, CVP, to recognize revenue from the sale of crude, royalty and extraction tax in accordance with the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (see Note 7-g and Note 21).

(c)	Financial Income and Expenses

Financial income included in the statements of comprehensive income represents mainly the effects originated by modifications and dispositions in relation to exchange rates (see Note 18).

Financial expenses included in the statements of comprehensive income represents changes (losses) in the fair value of financial assets (see Note 7-k) and the asset retirement obligation (see Note 3-g and Note 3-m)

Income and losses in foreign currencies are recognized on a net basis, either as financial income or financial expense, depending on the effect of foreign currency fluctuations resulting from a net asset or liability position.

(d)	Income Tax

Income tax expense comprises current and deferred income tax. Income tax expense is recognized in the results for each year, except to the extent that it relates to items that should be directly recognized in other comprehensive income.

Current income tax is the expected tax payable based on the taxable income for the year, using the methodology established by current laws and tax rates at the reporting date and any adjustment to taxes payable from previous years. Current income tax payable also includes tax responsibility derived from dividends declared.

Deferred income tax is recognized using the balance sheet liability method. Deferred tax assets and liabilities are recognized by the timing differences that exist between assets and liabilities values presented in the statement of financial position and their corresponding tax value, as well as operating losses and tax credit carry-forwards. The value of deferred tax assets and liabilities is determined based on tax rates expected to be applicable to taxable income for the year in which temporary differences will be recovered or settled pursuant to law. The effect on deferred assets and liabilities of changes in tax rates is recorded in the results for the year in which such changes become effective.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

A deferred tax asset is recognized only to the extent that future taxable income will be available for offsetting. Deferred tax assets are reviewed at each reporting date and reduced to the extent that it is no longer probable that the related tax benefit will be realized.

(e)	Contributions and Fundings for Social Development

Corresponds to contributions and fundings the Company is obliged by law to carry out and are paid and recovered by PDVSA. These contributions are funding for endogenous projects, programs related to science, technology and innovation and funding of national programs in relation to antidrug activities and Sports Organic Law.

(f)	Financial Instruments

Non-derivative financial instruments consist of cash and cash equivalents, recoverable tax credits, accounts receivable, accounts payable to suppliers, and other liabilities (see Note 5).

Non-derivate financial instruments classified as at fair value through profit or loss are initially recognized at fair value, plus any direct transaction costs.

Recoverable tax credits are accounted for at fair value after its initial recognition (see Note 7-k). Liabilities for asset retirement obligations are accounted for at present value (see Note 16). All other non-derivative financial assets and liabilities are maintained at its original recognized value.

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

During the years ended December 31, 2011, 2010 and 2009, the Company conducted no transactions with derivative instruments.

The balance of financial assets and liabilities are offset and the net amount shown in the statement of financial position when and only when, the Company has a legal right to offset amounts and intends to settle on a net basis or to realize the asset and settle the liability simultaneously.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(g)	Property, Plant and Equipment

Recognition and measurement

Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment losses (see Note 3-l). The successful efforts accounting method is used for exploration and production activities of crude oil and natural gas, taking into consideration what is established under IFRS 6 Exploration For and Evaluation of Mineral Resources in relation to accounting for exploration and evaluation expenditures, including the recognition of exploration and evaluation assets. All costs for development wells, related plant and equipment, and property used for oil recovery are capitalized. Costs of exploratory wells are capitalized until it is determined whether they are commercially feasible; otherwise, such costs are charged to operating expenses. Other exploratory expenditures, including geological and geophysical costs, are expensed as incurred.

The cost of property, plant and equipment includes disbursements that are directly attributable to the acquisition of such assets and the amounts associated with asset retirement obligations (see Note 3-h).

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

December 31, 2011, 2010 and 2009

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

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization of capitalized costs related to wells and facilities for the production of crude oil and gas are determined by the units of production method by field, based on proved developed reserves, which include quantities of oil and gas that can be recovered from existing wells, with, equipment and methods currently in use. The rates used are reviewed annually based on an analysis of reserves and are applied retroactively at the beginning of the year. Capitalized costs of other plant and equipment are depreciated over their estimated useful lives, mainly using the straight-line method with an average useful life of 15 years for administrative buildings and between 3 and 5 years for the remaining assets

When parts of a property, plant and equipment asset have different useful lives, they are recorded separately as a significant component of that asset.

Depreciation methods and average useful lives of property, plant and equipment are reviewed annually. Land is not depreciated.

(h)	Costs associated with Asset Retirement Obligations

The Company capitalizes estimated costs associated with obligations from retirement of assets used for exploration and crude oil and natural gas production activities, based on the future retirement plan for those assets. Cost is capitalized as part of the related long-lived asset and is amortized over its useful life with a charge to operating costs (see Note 3-m).

(i)	Inventories

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

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(j)	Accounts Receivable

Accounts receivable are accounted for according to price formulas established in the Hydrocarbon Purchase Sale Agreement between the Petrodelta, S.A. and PDVSA Petróleo, S.A. whereby the former undertake to sell and PDVSA Petróleo, S.A. undertakes to buy all hydrocarbons produced that are not being used in their operations within the delimited operating areas. At December 31, 2011, 2010 and 2009, the Company does not expect to incur losses on uncollectible accounts and, therefore, has not set aside a provision in this connection other than those described in the hydrocarbon purchase sale agreement with PDVSA Petróleo, S.A.

(k)	Cash and Cash Equivalent

Petrodelta, S.A. considers as cash and cash equivalents the cash in hands and banks. At December 31, 2011, 2010 and 2009 amounted to approximately US$2,342 thousands, US$3,465 thousands and US$3.062 thousands (Bs.10,071 thousands, Bs.14,900 thousands and Bs.6.583 thousands), respectively.

(l)	Impairment in the Value of Assets

Non-derivative Financial Assets

Financial assets are assessed by the Company at the date of the financial statements to determine whether there is any objective evidence of impairment. A financial asset is impaired if there is objective evidence that one or more events have had a negative effect on the estimated future cash flows of the asset (see Note 6).

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

An impairment loss related to a financial asset is calculated as the difference between its carrying amount and the present value of the estimated future cash flows, discounted at the effective interest rate. Impairment losses are recognized in the statements of comprehensive income. An impairment loss is reversed if the amount can be related objectively to an event occurring after the impairment loss was recognized (see Note 19).

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Non-Financial Assets

The carrying amounts of non-financial assets, excluding inventory and deferred tax, are reviewed at each reporting date of the statement of financial position to determine whether evidence of impairment exists. If any such indication exists, then the recoverable value of the asset is estimated.

The recoverable value of an asset o cash-generating unit is the greater of its carrying value and its fair value, less direct selling expenses. When determining the carrying value, expected future net cash flows are discounted using present value techniques, using a discount rate before tax that reflects current market conditions over the time value of money and specific risks that the asset may bear. Impairment is determined by the Company based on cash-generating units, in accordance with its business segments, geographical locations and the final use of the production generated by each unit. A cash-generating unit is the assets grouped at the lowest levels for which there are separately identifiable cash flows. When evaluating impairment, goodwill acquired during business combinations is allocated among cash-generating units that are expected to benefit from combination synergies.

An impairment loss is recognized when the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount. Impairment loss is recognized in the statements of comprehensive income for the year and the asset cost is shown net of this impairment charge.

Impairment losses can be reversed only if the reversion is related to a change in the estimates used after the impairment loss was recognized. This reversion shall not exceed the book value of assets net of depreciation or amortization as if the impairment had never been recognized. Impairment losses associated to goodwill are not reversed.

(m)	Provisions

A provision is recognized if, as a result of a past event, the Company has a present legal or constructive obligation that can be reliably estimated, and it is probable that an outflow of economic benefits will be required to settle the obligation. When the effect of the time value of money is significant, the provision is determined by applying a discount rate associated with the estimated payment terms, if the terms can be estimated reliably as well as the risk associated with those obligations (see Note 16 and Note 20).

Environmental Issues

In conformity with the environmental policy established by the Company and following instructions from PDVSA and applicable current legislation, the Company a liability is recognized when costs are likely and can be reasonably estimated. Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures for past operations that do not contribute to generating current or future income are charged to expense. Recognition of these provisions coincides with the identification of an obligation for environmental remediation where Petrodelta, S.A. has sufficient information to determine a fair estimate of the respective cost. Subsequent adjustments to estimates, if necessary, are made upon obtaining additional information (see Note 16 and Note 20).

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

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

Litigation and Other Claims

Provision for litigations and claims are recognized in the event that legal action has been lodged, government investigations have been initiated and other legal actions are outstanding or subject to be filed in the future against the Company, as a result of past events, which may result in a probable outflow of economic benefits to pay for that obligation which may be reliably estimated. The Company has no legal suits or claims that need to be recorded or disclosed in its financial statements (see Note 20).

Damages to Land

Liabilities for damage to land is recorded as a result of the regular activities carried out by the Company to access the different existing areas or new, for which third-party property or economic activity can be or are affected causing the need to compensate the economic effects caused.

As a result of the expansion of the activities during the years 2009 to 2011, the Company caused damages to third parties and currently is in negotiation process with different owners. Management estimated potential liabilities as of December 31, 2011 and 2010 amounting US$1,799 thousands and US$2,093 thousands (Bs.7.736 thousands and Bs.9,000 thousands), respectively, and were included in the results of these years. As of December 31, 2009 there was not obligation for that concept.

(n)	Royalties and other Taxes

Royalties and other related taxes are calculated according to the provisions of the Hydrocarbons Law and other laws regulating the oil industry (see Note 1 and 7) and are recognized in the statements of comprehensive income when caused.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(o)	Equity

Capital Stock

Common shares are classified as equity. For the years ended December 31, 2011, 2010 and 2009, the Company has no preferred shares (see Note 14).

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

Other Equity Reserves

The Company has the policy of transferring from retained earnings to other equity reserves the balance of deferred tax asset. This reserve is recognized in retained earnings to the extent that such asset gets realized when the temporary differences that gave rise to it are deducted for tax purposes and consequently would be available for dividend payments (see Note 14).

Dividend Distribution

Dividend distribution to the Company’s shareholders is recognized as a liability in the financial statements in the period in which the dividends are approved by the shareholders of the Company (see Note 14).

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

Below is a summary of the most significant accounting estimates made by the Company:

Estimates of oil and gas Reserves

Oil and gas reserves are key elements in the Company’s decision-making process. They are also important in evaluating impairment in the carrying amount of long-lived assets. Calculation of depreciation, amortization and depletion of property, plant and equipment accounts related to hydrocarbon production requires quantification of proved developed

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

hydrocarbon reserves expected to be recovered by the Company in the future. Reserve estimates are only approximate amounts due to the high degree of judgment and specialization required to develop the information. Reserves are calculated by the support of specialized technical departments at Petróleos de Venezuela, S.A. (PDVSA) (related company that owns the Company’s main shareholder) and results are submitted for approval by MPPEP in order to guarantee the reasonableness of the information. Additionally, reserve studies are regularly updated to guarantee that any change in estimates is timely recorded in the Company’s financial statements.

Reserves studies of crude oil and gas assigned to the Company has been updated as of November 30, 2011 by the superintendence of reservoir of the Company who possesses adequate technological elements necessary to determine reserves, and its impact in the statements of comprehensive income is reflected as of December 31, 2011.

Assessment of impairment in the value of Property, Plant and Equipment

Management annually assesses impairment in the value of property, plant and equipment. The main key assumptions considered by management to determine the recoverable amount of property, plant and equipment were income projections, oil prices, royalties, operating and capital costs and the discount rate. Projections include proved developed reserves to be produced during the development period of production activities in the assigned fields. At December 31, 2011, 2010 and 2009, the Company has not identified impairment in the carrying value of property, plant and equipment as a result of these estimates.

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

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(r)	Accrual for Employee Benefits

Following corporate instructions, the related company PDVSA Petróleo, S.A. assumed the employer role for employees who accepted the transfer, and are working as assigned employees to Petrodelta, S.A. operations. According to this, PDVSA Petróleo, S.A. administer, prepare and pay those employees’ payroll and invoice direct payroll and benefits to the Company, which recognize those costs against a liability to PDVSA Petróleo, S.A. The direct payroll and benefits costs are determined by PDVSA according the following policies:

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

During the years ended December 31, 2011, 2010 and 2009, the Company has not had direct employees and, therefore, has not recorded liabilities derived from these labor-related benefits except for the payroll related cost monthly billed to the Company by PDVSA Petróleos S.A.

Retirement Plan

The amount to be provision for retirement benefits is received from PDVSA based on actuarial studies. Net liabilities in respect of the retirement plan as defined in the contract are accounted for separately per each participant in said plan, by estimating the amount of future benefits to be acquired by staff versus their length of service during current and prior periods; said benefits are discounted in order to determine their current value, then it is deducted the fair market value of those assets associated to the plan. The discount rate reflects the yield rate that, as of the date of the financial statements, is reported through financial instruments issued by credit institutions with high ratings and maturity dates that are in line with those due dates applicable to said liabilities. This calculation is made by an actuary by using the projected unit credit method.

Improvements made to the plan’s benefits, in connection with past service cost, are expensed in the statements of comprehensive income over the estimated period that, on average, will last until the time that said benefits will be paid in full. As said benefits fall under irrevocable acquired rights after approval, said expense is recorded, immediately, in the statements of comprehensive income.

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

December 31, 2011, 2010 and 2009

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

The provision for this concept is provided by PDVSA which is based on actuarial studies.

(s)	New accounting Standards not yet Adopted

Certain new standards, amendments and interpretations to existing standards were not effective for the year ended December 31, 2010 and have not been applied in the preparation of the Company’s financial statements. The most important standards, amendments and interpretations for the Company are as follows:

•

In December 2011, the IASB issued amendments to IFRS 7 Financial Instruments: Disclosures and IAS 32 Financial Instruments: Presentation. These amendments introduce new disclosure requirements about the effects of offsetting financial assets and financial liabilities and related arrangements on an entity’s financial position. The amendments to IFRS 7 are effective for annual periods beginning on or after 1 January 2013, with the amendments to IAS 32 effective for annual periods beginning on or after 1 January 2014.

•

In December 2011, the IASB also amended IFRS 9 Financial Instruments by deferring the effective application from annual periods beginning January 1, 2013 to annual periods beginning January 1, 2015 as originally issued by the IASB in November 2009.

•

In June 2011, the IASB published an amended version of IAS 19: Employee Benefits, effective for annual periods beginning on or after January 1, 2013. The amendment improve the accounting for pensions and other post-retirement benefits by providing investors and other users of financial statements with a much clearer picture of an entity´s obligations resulting from the provision of defined benefit plans and how those obligations will affect its financial position, financial performance and cash flow.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

•

In June 2011, the IASB published amendments to IAS 1 Presentation of Financial Statements. These amendments are effective for annual periods beginning on or after July 1, 2012 and revise the way other comprehensive income is presented.

•	In May 2011, the IASB published amendments and new standards effective for annual periods beginning on or after 1 January 2013. The amendments relates to:

The amendments are:

•

IAS 27 Consolidated and Separate Financial Statements changed its title to IAS 27 Separate Financial Statements and IAS 27 has amended its objective to setting standards to be applied in accounting for investments in subsidiaries, jointly ventures, and associates when an entity elects, or is required by local regulations, to present separate (non-consolidated) financial statements.

•

IAS 28 Investments in Associates and Joint Ventures has the objective to set out the requirements for the application of the equity method when accounting for investments in associates and joint ventures.

The new standards are:

•

IFRS 10 Consolidated Financial Statements which is a replacement of sections of IAS 27 Consolidated and Separate Financial Statements and in its entirety of SIC 12 Consolidation – Special Purposes Entities, looks for having a single basis for consolidation for all entities, regardless of the nature of the investee, and that basis is control.

•

IFRS 11 Joint Arrangements which supersedes IAS 31 Interests in Joint Ventures and SIC -13 Jointly Controlled Entities – Non Monetary Contributions by Venturers, classifies joint arrangements as either joint operations or joint ventures based on the parties rights and obligations and eliminates proportionate consolidation method requiring the use of equity accounting method for interests in joint ventures.

•

IFRS 12 Disclosure of Interests with Other Entities require extensive disclosures relating to an entity´s interests in subsidiaries, joint arrangements, associates and unconsolidated structured entities to help users of its financial statements evaluate the nature of and risks associated with its interests in other entities and the effect of those interests in its financial statements.

•	IFRS 13 Fair Value Measurement establishes a single framework for measuring fair value required by other Standards and applies to both financial and non-financial items measured at fair value.

•

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

December 31, 2011, 2010 and 2009

Revalued Non-Depreciable Assets would no longer apply to investment properties carried at fair value. The amendments also incorporate into IAS 12 the remaining guidance previously contained in SIC-21, which is accordingly withdrawn.

•

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

The following standards and interpretations became effective during 2011:

•

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

December 31, 2011, 2010 and 2009

•

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

•

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

•

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

December 31, 2011, 2010 and 2009

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

In May 2010, the Venezuelan Government established the Transactions System with Foreign Currency Securities (Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”)) for exchanging Bolivars. SITME’s purpose is to assist companies and individuals requiring foreign currency (U.S. dollars) for the import of goods and services into Venezuela. SITME may also be used for buying or selling of Venezuelan bonds. The Company does not have, and has not had, any transaction through SITME.

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

On November 21, 2005, the Exchange Agreement No. 9 was published in the Official Gazette No. 38,318, later revised on March 22, 2007 and published in the Official Gazette No. 38.650, which establishes that foreign currency obtained from hydrocarbon exports, must be sold to the Venezuelan Central Bank (BCV), except for foreign currency earmarked for activities conducted by PDVSA in conformity with the BCV Law Reform. Under this agreement, PDVSA and its subsidiaries may not maintain foreign currency funds in Venezuela for more than 48 hours, and establishes how these funds will be used by PDVSA.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

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

The fair value of recoverable tax credits and other liabilities has been determined by discounting their carrying value based on estimation of future collections and payments, using interest rates calculated according to the inherent risk of the assessed instrument such as credit quality, liquidity, currency among others (see Note 7-k).

The net carrying value of the account payable to PDVSA approximates the estimated fair value since its payment depends on the volume and nature of transactions conducted by the Company with the parent Company and its subsidiaries.

Derivative Financial Assets and Liabilities

The fair value of derivative financial instruments is based on the amount that the Company will receive or pay to terminate the agreements, taking into account current commodity prices, interest rate and the current creditworthiness of the parties involved. During the years ended December 31, 2011, 2010 and 2009, Petrodelta, S.A. did not engage in operations involving derivative financial instruments.

Non-Derivative Financial Obligations

The fair value of non-derivative financial obligations, which is determined for disclosure purposes, is calculated based on information provided by financial institutions and the present value of future principal and interest cash flows, discounted at the market interest rate at the reporting date, based on the inherent risk of those obligations.

Accounts Payable with Related Parties

The value of accounts payable to related parties approximate its fair value and are settle upon decisions adopted by PDVSA.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

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

At December 31, 2011, 2010 and 2009, the Company’s cash is placed with local and foreign financial institutions. In addition, there is some concentration of credit risk in trade accounts receivable since all crude oil and gas produced is sold to PDVSA Petróleo, S.A.

Market Risk

Market risk is the risk that changes in market prices, including foreign exchange rates, interest rates or sales prices, will affect the Company’s income or the value of its financial instruments. The Company’s general risk management focuses on the uncertainty surrounding financial markets and seeks to minimize the potential adverse effects on the Company’s financial performance.

The Company is exposed to risks stemming from changes in the sale price of hydrocarbons, which depend on external market factors. At December 31, 2011, 2010 and 2009, hydrocarbon sales prices are calculated based on predetermined formulas that consider the price of hydrocarbons in different international markets. Price fluctuations may have a significant impact on the Company’s income. At December 31, 2011, 2010 and 2009, the Company has no mechanisms in place to protect against exposure to hydrocarbon sales price fluctuations.

In addition, the Company operates in Venezuela and is exposed to foreign exchange risk from variations in the exchange rate of the Venezuelan Bolívar relative to the U.S. Dollar. Foreign exchange risk is mainly derived from future commercial operations and assets and liabilities recognized in bolivars.

The Company has accounts receivable to PDVSA which earn interest on arrears 45 days after bills are due and is, therefore, exposed to interest rate fluctuation.

Liquidity Risk

Handling prudently liquidity risk implies maintaining sufficient funds in cash and short term marketable securities, as well as having working capital credit facilities available. The approach the Company maintains to manage this risk implies having enough cash and temporary investments as well as the availability of funds provided by its main shareholder, who supplies funds according to the Company needs. The Company permanently evaluates its future cash flows through short and long term projections from estimated sales and cash requirements which correspond mainly to operation and maintenance of production facilities.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Capital Risk Management

The Company is focused on safeguarding its ability to continue as a going concern in order to provide returns for the shareholders and maintain an optimal capital structure to reduce capital costs. In order to maintain or adjust the capital structure, the Company may adjust the amount of dividends paid to shareholders, return capital to shareholders or issue new shares.

(7)	Taxes and Royalties

Below is a summary of taxes affecting the Company’s operations, stated (in thousands):

	Years ended December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolívars
Income tax expense (benefit):
Estimated income tax expense	190,577	189,780	105,868	819,481	816,054	227,616
Deferred income tax (benefit) expense	(94,622)	72,251	(43,068)	(406,875)	310,679	(92,596)

Total income tax expense	95,955	262,031	62,800	412,606	1,126,733	135,020

	Years ended December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolívars
Royalties and other taxes:
Royalty on oil production (See Note 21)	260,007	181,252	135,442	1,118,030	779,384	291,200
Royalty on gas production (See Note 21)	3,415	1,824	2,483	14,685	7,843	5,338
Royalty for the municipalities	9,729	6,789	8,613	41,835	29,193	18,518
Royalty for endogenous development projects	19,458	13,578	6,935	83,669	58,385	14,910
Surface tax	235	201	1,946	1,011	865	4,184
Windfall tax (see Note 7-l and 7-m)	237,632	14,116	882	1,021,817	60,697	1,896

Royalty and other taxes (see Note 21)	530,476	217,760	156,301	2,281,047	936,367	336,046

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(a)	Income Tax

Reconciliation between the nominal and the effective income tax rates for each year is shown below (in thousands):

		Years ended December 31,
		2011			2010			2009
	%	U.S. Dollars	Bolivars	%	U.S. Dollars	Bolivars	%	U.S. Dollars	Bolivars
Profit before tax:
Net profit		232,460	999,577		78,000	335,400		142,430	306,225
Income tax expense		95,955	412,606		262,031	1,126,733		62,800	135,020

Profit before income tax		328,415	1,412,183		340,031	1,462,133		205,230	441,245

Oil-sector nominal income tax rate	50	164,208	706,092	50	170,016	731,067	50	102,615	220,623
Tax inflation adjustment	(9)	(28,817)	(123,913)	(5)	(16,325)	(70,198)	(11)	(23,096)	(49,656)
Deferred income tax	(29)	(94,622)	(406,875)	21	72,251	310,679	(21)	(43,068)	(92,596)
Non-deductible provisions and other	17	55,186	237,302	11	36,089	155,185	13	26,349	56,649

Effective rate	29	95,955	412,606	77	262,031	1,126,733	31	62,800	135,020

The increase in the effective tax rate as of December 31, 2010 with respect to December 31, 2009 is mainly attributable to:

•

Increase in taxable income in bolivars, as a result of exchange differences recorded which affected the calculation base of the income tax expense for maintaining assets and liabilities other than the bolivar.

•	Decrease in the deferred tax assets resulting from the difference between the carrying value of the property, plant and equipment and its tax base.

(b)	Tax Loss Carryforwards

The current Income Tax Law allows tax losses to be carried forward for three years to offset future taxable income, except losses resulting from the application of the fiscal inflation adjustment, which can be carried forward one year, During the years ended December 31, 2011, 2010 and 2009 the Company had no tax loss carryforward.

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

December 31, 2011, 2010 and 2009

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

The movements of deferred income tax asset (liability) shown in the results of each year are as follows (in thousands):

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

2011:	2010 Asset (Liability)		Income (Loss) Recognized inincome		2011 Asset (Liability)		Net deferred tax at December 31, 2011 (see Note 14)
U.S. Dollars-
Accounts receivable	3,200	—	6,456	—	9,656	—	9,656
Property, plant and equipment	18,184	(6,862)	44,336	(1,352)	62,520	(8,214)	54,306
Inventories	—	(987)	5,169	—	4,182	—	4,182
Accruals and other payables	38,821	(522)	39,883	130	78,704	(392)	78,312

	60,205	(8,371)	95,844	(1,222)	155,062	(8,606	146,456

Bolivars-
Accounts receivable	13,760	—	27,761	—	41,521	—	41,521
Property, plant and equipment	78,191	(29,507)	190,645	(5,813)	268,836	(35,320)	233,516
Inventories	—	(4,244)	22,227	—	17,983	—	17,983
Accruals and other payables	166,930	(2,244)	171,497	558	338,427	(1,686)	336,741

	258,881	(35,995)	412,130	(5,255)	666,767	(37,006)	629,761

2010:	2009 Asset (Liability)		Income (Loss) Recognized in income		Effect For variation in the exchange rate	2010 Asset (Liability)		Net deferred tax at December 31, 2010 (see Note 14)
U.S. Dollars-
Accounts receivable	—	(2,653)	4,527	—	1,326	3,200	—	3,200
Property, plant and equipment	104,556	(7,179)	(86,055)	—	—	18,184	(6,862)	11,322
Inventories	4,520	—	—	(5,507)	—	—	(987)	(987)
Accruals and other payables	34,822	—	15,306	(522)	(11,307)	38,821	(522)	38,299

	143,898	(9,832)	(66,222)	(6,029)	(9,981)	60,205	(8,371)	51,834

Bolivars-
Accounts receivable	—	(5,704)	19,464	—	—	13,760	—	13,760
Property, plant and equipment	224,796	(15,435)	(370,037)	—	209,360	78,191	(29,507)	48,684
Inventories	9,717	—	—	(23,680)	9,719	—	(4,244)	(4,244)
Accruals and other payables	74,868	—	65,818	(2,244)	26,244	166,930	(2,244)	164,686

	309,381	(21,139)	(284,755)	(25,924)	245,323	258,881	(35,955)	222,886

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

2009:	2008 Asset (Liability)		Income (Loss) Recognized in income		2009 Asset (Liability)		Net deferred tax at December 31,2009 (see Note 14)
U.S. Dollars-
Accounts receivable	—	—	—	(2,653)	—	(2,653)	(2,653)
Property, plant and equipment	66,004	(6,325)	37,698	—	104,556	(7,179)	97,377
Inventories	5,184	—	(664)	—	4,520	—	4,520
Accruals and other payables	26,135	—	8,687	—	34,822	—	34,822

	97,323	(6,325)	45,721	(2,653)	143,898	(9,832)	134,066

Bolivars-
Accounts receivable	—	—	—	(5,704)	—	(5,704)	(5,704)
Property, plant and equipment	141,909	(13,599)	81,051	—	224,796	(15,435)	209,361
Inventories	11,146	—	(1,428)	—	9,718	—	9,718
Accruals and other payables	56,190	—	18,677	—	74,867	—	74,867

	209,245	(13,599)	98,300	(5,704)	309,381	(21,139)	288,242

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

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

On April 18, 2011, the Venezuelan government published in the Extraordinary Official Gazette No. 6.022, by means of decree-law No. 8.163 of same date, the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (see Note 23-i and 25-a). This Law, among other things, caps royalty, extraction tax, and export register tax at US$70 per barrel. On October 3, 2011, the Company received accounting guidelines from CVP, to account for revenues from the sale of crude oil, royalty paid in kind and extraction tax according to this law. In regards to royalty for the volume of 30% of produced crude, the Company values and records the amount due for this concept at the US$70 per barrel caps price from the date following the publication of the law and not according to the selling price of the barrel of crude. Royalty under prior Law and current Law for the years ended December 31, 2011, 2010 and 2009 amounted to US$263,422 thousands, US$183,076 thousands and US$137,925 thousands (Bs.1,132,715 thousands, Bs.787,227 thousands and Bs.296,538 thousands), respectively, included in the statements of comprehensive income under royalties and other taxes (see Note 21).

(h)	Extraction Tax

The Venezuelan Hydrocarbon Law Reform establishes a rate equivalent to 33.33% of the value of all liquid hydrocarbons extracted from any reservoir, calculated on the same basis as for royalties. In determining this tax, the taxpayer may deduct the amount that would have been paid for royalty, including the additional royalty paid as special advantage. This tax is effective since May 2006. The Company incurred no tax in this connection for 2011, 2010 and 2009.

(i)	Surface Tax

The Venezuelan Hydrocarbon Law establishes a surface tax equivalent to 100 tax units for each square kilometer or fraction thereof per year for licensed areas that are not under production. This tax will increase by 2% during the first five years, and by 5% during all subsequent years. Company management considers that there are no nonproductive areas. Petrodelta, S.A. incurred in this tax during 2011, 2010 and 2009 for US$235 thousands, US$201 thousands and US$1,946 thousands (Bs.1,011 thousands, Bs.865 thousands and Bs.4,184 thousands), respectively, included in the statements of comprehensive income under royalties and other taxes.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(j)	General Consumption Tax

The Venezuelan Hydrocarbon Law Reform establishes an internal consumption tax equivalent to 10% of the value of each cubic meter of hydrocarbon derivatives produced and consumed as fuel in internal operations, calculated on the final selling price.

(k)	Value Added Tax (VAT)

On March 26, 2009, under Official Gazette No. 39,147 modification of applicable tax rate for value added tax to 12% was published, having effect from April 1, 2009.

The VAT Law establishes an exemption on trading of certain hydrocarbon-derived fuels and also has authority to recover from the government certain tax credits originated from sales. Recoverable amounts bear no interest.

Below is a summary of the movement of recoverable tax credits (in thousands):

	December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Recoverable amounts at the beginning of the year	13,453	17,922	9,604	57,848	38,532	20,649
Generated during the year	19,028	8,443	10,110	81,822	36,305	21,736
Adjustment to fair value	(6,623)	(3,951)	(1,792)	(28,477)	(16,989)	(3,853)
Effect for variation in the exchange rate	—	(8,961)	—	—	—	—

Recoverable amounts at the end of the year	25,858	13,453	17,922	111,193	57,848	38,532
Non-current portion of recoverable tax credits	17,239	8,072	10,753	74,129	34,710	23,119

Current portion of recoverable tax credits (See Note 12)	8,619	5,381	7,169	37,064	23,138	15,413

The Company management considers that the efforts made and agreements reached with the government will permit it to recover part of the tax credits during the year 2012.

At December 31, 2011, 2010 and 2009, the Company adjusted the amount of recoverable tax credits to its fair value applying a discount rate of 13.017%. This rate is calculated by its main shareholder annually with the financial statements of the prior year and using outside parameters updated each year. Furthermore, the Company modified the years estimated to recover the tax credits from 2.5 years to 3 years. At December 31, 2011, 2010 and 2009, the adjustment for US$6,623 thousands, US$3,951 thousands and US$1,792 thousands (Bs.28,477 thousands, Bs.16,989 thousands and Bs.3,853 thousands), respectively, is included in the statements of comprehensive income under the category of financial expenses.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(l)	Law on Special Contributions over Extraordinary Prices of the International Hydrocarbons Market

In April 2008, the National Executive of the Venezuelan Bolivarian Republic, by means of a decree-law, established a special contribution over extraordinary prices of the international hydrocarbons market, amended in July 2008, which levies the sale of crude oil whenever the average price for the month in question of the Venezuelan oil production exceeds the price of US$70/barrel. The amount of said contribution equals 50% of the difference resulting of the average price per month and the aforementioned cap of US$70/barrel. In addition, this decree-law sets forth that whenever the average price per month exceeds the price of US$100/barrel, the total amount of said special contribution will be equivalent to 60% of the above defined difference (see Note 23-j). This law was superseded by the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (see Note 23-i) published on April 18, 2011. During the period this law was in effect until it was superseded on April 19, 2011, Petrodelta, S.A. incurred in this tax during 2011, 2010 and 2009 for US$38,244 thousands, US$14,116 thousands and US$882 thousands (Bs.164,449 thousands, Bs.60,697 thousands and Bs.1,896 thousands), respectively, included in the statements of comprehensive income under royalties.

m)	Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market

On April 18, 2011, was published in the Extraordinary Official Gazette No. 6.022, by means of decree-law No. 8.163 of same date, the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market. This law supersedes the law on special contributions over extraordinary prices on the International Hydrocarbons Market (see Note 23-j), modifies the scheme to determine and pay royalty, extraction tax and export registry tax as per the LOH and creates a special contribution for extraordinary prices and exorbitant prices from the day after the law was published (see Note 23-i). From the date this law came into effect, April 19, 2011, Petrodelta S.A. incurred as special contribution from extraordinary prices and special contribution from exorbitant prices included in the statement of comprehensive income for the year ended December 31, 2011 the amounts of US$199,388 thousands (Bs.857,368 thousands), respectively.

n)	Other taxes

The Company is subject to special advantage taxes, which are determined based on: a) an interest as additional royalty of 3.33% on volumes of hydrocarbons extracted in the delimited areas assigned to Petrodelta S.A., and b) an amount equivalent to the difference, if any, between (i) 50% of the value of the hydrocarbons extracted in the delimited areas assigned to Petrodelta S.A. in each calendar year and (ii) the sum of payments made by the mixed companies to the Bolivarian Republic of Venezuela, for activities developed during the calendar year, for royalties on hydrocarbons and investments in endogenous development projects, equivalent to 1% of pre-tax income. Taxes for special advantages must be paid before April 20 of each year, pursuant to Exhibit F of the Agreement for Conversion into a Mixed Company. In relation to a) above, and the law that came into effect, published on April 18, 2011, creating a special contribution on extraordinary prices and exorbitant prices in the international hydrocarbons market (see Note 23-i), which establishes a caps price of US$70 per barrel, Petrodelta, S.A. incurred in this tax during 2011, 2010 and 2009 for US$29,187 thousands, US$20,367 thousands and US$15,548 thousands (Bs.125,504 thousands,

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Bs.87,578 thousands and Bs.33,428 thousands), respectively, included in the statements of comprehensive income under royalties. In relation to b) above, at December 31, 2011, 2010 and 2009, this special advantage tax was lower than what the Company paid and accrued for royalties and special advantages tax.

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

(8)	Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31 comprises the following (in thousands):

U.S. Dollars-	Wells and production facilities	Construction in progress	Asset retirement obligations	Furniture and equipment	Strategic inventories	Total
Cost:
Balances at December 31, 2008	211,660	30,946	16,279	3,737	10,272	272,894
Additions	—	77,696	—	3,729	—	81,425
Transfers and capitalization	75,730	(75,730)	—	—	—	—
Strategic inventories	—	—	—	—	1,842	1,842
Asset retirement obligations	—	—	3,603	—	—	3,603

Balances at December 31, 2009	287,390	32,912	19,882	7,466	12,114	359,764
Additions	—	98,650	—	3,149	—	101,799
Transfers and capitalization	52,807	(52,807)	—	—	—	—
Retirements	(35)	—	—	—	—	(35)
Strategic inventories	—	—	—	—	(7,018)	(7,018)
Asset retirement obligations	—	—	2,043	—	—	2,043

Balances at December 31, 2010	340,162	78,755	21,925	10,615	5,096	456,553
Additions	—	132,995	—	4,961	—	137,799
Transfers and capitalization	100,495	(100,495)	—	—	—	—
Strategic inventories	—	—	—	—	1,124	1,124
Asset retirement obligations	—	—	7,644	—		7,644

Balances at December 31, 2011	440,657	111,255	29,569	15,576	6,220	603,277

Depletion, depreciation and amortization—
Balances at December 31, 2008	55,721	—	3,629	1,784	—	61,134
Depletion, depreciation, and amortization	30,198	—	1,895	1,095	—	33,188

Balances at December 31, 2009	85,919	—	5,524	2,879	—	94,322
Depletion, depreciation, and amortization	36,490	—	2,677	1,262	—	40,429
Retirements	(14)	—	—	—	—	(14)

Balances at December 31, 2010	122,395	—	8,201	4,141	—	134,737
Depletion, depreciation, and amortization	51,753	—	4,940	1,682	—	58,375
Balances at December 31, 2011	174,148	—	13,141	5,823	—	193,112

Total net cost at December 31, 2011	266,509	111,255	16,428	9,753	6,220	410,165

Total net cost at December 31, 2010	217,767	78,755	13,724	6,474	5,096	321,816

Total net cost at December 31, 2009	201,471	32,912	14,358	4,587	12,114	265,442

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Bolivars-	Wells and production facilities	Construction in progress	Asset retirement obligations	Furniture and equipment	Strategic inventories	Total
Cost:
Balances at December 31, 2008	455,069	66,534	35,000	8,035	22,085	586,723
Additions	—	167,046	—	8,017	—	175,063
Transfers and capitalization	—	(162,820)	—	—	—	—
Strategic inventories	162,820	—	—	—	3,960	3,960
Asset retirement obligations	—	—	7,746	—	—	7,746

Balances at December 31, 2009	617,889	70,760	42,746	16,052	26,045	773,492
Additions	—	424,196	—	13,541	—	437,737
Transfers and capitalization	227,070	(227,070)	—	—	—	—
Retirements	(151)	—	—	—	—	(151)
Strategic inventories	—	—	—	—	(30,177)	(30,177)
Asset retirement obligations	—	—	8,785	—	—	8,785
Effect for variation in the presentation currency	617,889	70,760	42,746	16,052	26,045	773,492

Balances at December 31, 2010	1,462,697	338,646	94,277	45,645	21,913	1,963,178
Additions		571,879	—	21,332	—	593,211
Transfers and capitalization	432,129	(432,129)	—	—	—	—
Strategic inventories	—	—	—	—	4,833	4,833
Asset retirement obligations	—	—	32,869	—	—	32,869

Balances at December 31, 2011	1,894,826	478,396	127,146	66,977	26,746	2,594,091

Depletion, depreciation and amortization—
Balances at December 31, 2008	119,800	—	7,802	3,836	—	131,438
Depletion, depreciation and amortization	64,926	—		2,354	—	67,280
Asset retirement obligations			4,074			4,074
Balances at December 31, 2009	184,726	—	11,876	6,190	—	202,792
Depletion, depreciation and amortization	156,907	—	11,511	5,427	—	173,845
Retirements	(60)	—	—	—	—	(60)
Effect for variation in the presentation currency	184,726	—	11,876	6,190	—	202,792

Balances at December 31, 2010	526,299	—	35,263	17,807	—	579,369
Depletion, depreciation and amortization	222,538	—	21,242	7,233	—	251,013

Balances at December 31, 2011	748,837	—	56,505	25,040	—	830,382

Total net cost at December 31, 2011	1,145,989	478,396	70,641	41,937	26,746	1,763,709

Total net cost at December 31, 2010	936,398	338,646	59,014	27,838	21,913	1,383,809

Total net cost at December 31, 2009	433,163	70,760	30,870	9,862	26,045	570,700

During the years ended December 31, 2011, 2010, and 2009 the Company added production assets and construction in progress for approximately US$137,956 thousands, US$101,799 thousands and US$81,425 thousands (Bs.593,211 thousands, Bs.437.737 thousands and Bs.175,063 thousands), respectively.

During the years ended December 31, 2011, 2010 and 2009, the Company assessed asset impairment, taking into account new market and business conditions, and determined that there was no evidence of impairment of production assets.

At December 31, 2011, 2010 and 2009, accruals and other payables include US$7,644 thousands, US$2,043 thousands and US$3,603 thousands (Bs.32,869 thousands, Bs.8,785 thousands and Bs.7,746 thousands), respectively, in respect of the accrual for asset retirement obligations arising in the year (see Note 9).

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

The balance of construction in progress mainly comprises investment projects for exploration and production activities related to drilling, maintenance, electrical systems, pipelines, well reconditioning and adaptation, expansion and infrastructure aimed at maintaining production capacity and adapting the infrastructure to production levels set out in the Corporation’s business plan. At December 31, 2011, 2010 and 2009, the balance of construction in progress for investments related to the aforementioned activities amounts to approximately US$111,255 thousands, US$78,755 thousands and US$32,912 thousands (Bs.478,396 thousands, Bs.338,647 thousands and Bs.70,760 thousands), respectively.

(9)	Provision for Asset Retirement Obligations

The movement of the provision for asset retirement obligations at December 31 is shown below (in thousands):

	U.S. Dollars	Bolivars
Balance at December 31, 2008	19,174	41,224
Change on estimation	3,603	7,746
Financial cost	1,639	3,524

Balance at December 31, 2009	24,416	52,494
Change on estimation	2,043	8,785
Financial cost	3,339	14,358
Effect for variation in the presentation currency	—	52,494

Balance at December 31, 2010	29,798	128,131
Change on estimation	7,644	32,869
Financial cost	4,076	17,527

Balance at December 31, 2011	41,518	178,527

During 2011, Company management reviewed, based on new information, estimates on assumptions used for calculating the provision for abandonment costs.

At December 31, 2011, 2010 and 2009, the variation of the estimation in of the provision for well abandonment cost of US$7,644 thousands, US$2,043 thousands and US$3,603 thousands (Bs.32,869 thousands, Bs.8,785 thousands and Bs.7,746 thousands) is included the balance of property, plant and equipment (see Note 8). The Petrodelta, S.A. business plan as of December 31, 2011, contemplates the realization of hydrocarbons drilling and production activities until the year 2027; therefore, the accrual for asset retirement obligations was calculated based on the disbursements for this concept during this period.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(10)	Prepaid Expenses and Other Assets

Prepaid expenses and other assets comprise the following (in thousands):

	December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Prepaid insurance	304	293	458	1,307	1,260	984
Prepaid services	177	72	62	761	310	134
Prepaid rent	42	42	39	180	180	84

	523	407	559	2,248	1,750	1,202

(11)	Inventories

A summary of inventories is shown below (in thousands):

	December 31,
	2011	2010	2009	2011	2010	2009
	US. Dollars			Bolivars
Materials and supplies	43,014	30,093	33,586	184,960	129,400	72,210
Less: Materials and supplies classified under other non-current assets (see Note 8)	(6,220)	(5,096)	(12,114)	(26,746)	(21,913)	(26,045)

	36,794	24,997	21,472	158,214	107,487	46,165

(12)	Accounts Receivable

Accounts receivable comprise the following (in thousands):

	December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Related parties (see Note 21)	912,652	499,313	361,137	3,924,404	2,147,046	776,445
Current portion of recoverable tax credits (see Note 7 - k)	8,619	5,381	7,169	37,064	23,138	15,413
Other	1,517	1,662	673	6,523	7,147	1,447

	922,788	506,356	368,979	3,967,991	2,177,331	793,305

During the years ended December 31, 2011, 2010 and 2009, the Company offset accounts receivables and payables between PDVSA and its affiliates, including CVP with the Company in the amounts approximately of US$374 million, US$281 million and US$419 million, respectively. These offset of accounts were approved by the Board of Directors of the Company. Exposure to credit risk related to accounts receivable are presented in Note 19.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(13)	Cash and Cash Equivalents

Cash and cash equivalent comprises the following (in thousands):

	December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Cash on hand	5	5	3	22	22	6
Cash at banks	2,337	3,460	3,059	10,049	14,878	6,577

	2,342	3,465	3,062	10,071	14,900	6,583

(14)	Equity

Capital	stock

At December 31, 2011, 2010 and 2009, the Company’s nominal capital stock is represented by 1,500,000 common shares, fully authorized and paid in, with a par value of US$4.65 each (Bs 10 each).

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

Shareholders	Type of shares	Number of shares	US$	Bs.	Share of equity
Corporación Venezolana del Petróleo, S,A, (CVP)	A	900,000	4,186,047	9,000,000	60%
HNR Finance, B,V, (HNR Finance)	B	600,000	2,790,698	6,000,000	40%

		1,500,000	6,976,745	15,000,000	100%

Legal	Reserve

Venezuelan companies are required to set aside a legal reserve. According to Venezuelan Law, the legal reserve is not available for dividend distribution.

Deferred	Tax Asset Equity Reserve

In June 2009, CVP issued instructions to all mixed companies regarding the accounting for deferred tax assets. The mixed companies have been instructed to set up a reserve within the equity section of the balance sheet for deferred tax assets. The setting up of the reserve had no effect on the Company financial position, results of operations or cash flows. However, the new reserve reduces the amount of reserves available to pay of dividends in the future. Changes in the deferred tax asset are recorded in appropriation to (transfer from) other reserves.

In August 2009, the Board of Directors of the Company approved the creation of the deferred tax asset equity reserve with retained earnings accumulated to end of June 2009 for US$116,273 thousands (Bs.249,987 thousands). At December 31, 2011, 2010 and 2009, management has

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

recorded as equity reserve and amount equal to the balance of the net of deferred tax asset and liability at that date equivalent to US$146,456 thousands, US$51,834 thousands and US$134,066 thousands (Bs.629,761 thousands, Bs.222,886 thousands and Bs.288,242 thousands), respectively (see Note 7-f), which has been approved by the Board of Directors of the Company. At this date the financial statements for the year ended December 31, 2010 and the Deferred tax asset equity reserve have not been approved by the shareholders.

At December 31, 2011 the Company recognized a deferred tax liability corresponding to the asset value originated when the Company recorded a provision for asset retirement obligations (see Note 9). In order to recognize this deferred tax liability the Company restructured its financial statements as of December 31, 2010 and 2009 as follows (in thousands):

2010

	Balances previously reported	Adjustment	Balances restructured
U.S. Dollars-
Assets	925,318	—	925,318

Liabilities	446,085	6,862	452,947
Equity	479,233	(6,862)	472,371

	925,318	—	925,318

Comprehensive income	77,683	317	78,000

Bolivars-
Assets	3,978,868	—	3,978,868

Liabilities	1,918,166	29,507	1,947,673
Equity	2,060,702	(29,507)	2,031,195

	3,978,868	—	3,978,868

Comprehensive income	1,263,052	(14,072)	1,248,980

2009

	Balances previously reported	Adjustment	Balances restructured
U.S. Dollars-
Assets	814,165	—	814,165

Liabilities	382,065	7,179	389,244
Equity	462,100	(7,179)	424,921

	814,165	—	814,165

Comprehensive income	143,284	(854)	142,430

Bolivars-
Assets	1,750,455	—	1,750,455

Liabilities	821,440	15,435	836,875
Equity	929,015	(15,435)	913,580

	1,750,455	—	1,750,455

Comprehensive income	308,061	(1,386)	306,225

Cumulative effect from the adjustment mentioned as of December 31, 2008 is presented as a prior period adjustment in the statement of changes in equity for US$6,325 thousands (Bs13,599 thousands).

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Share	premium

The share premium is in respect of contributions of fixed assets and inventories made by shareholders in conformity with the Agreement for Conversion into a Mixed Company, whose value exceeds the par value of common shares issued. At December 31, 2011, 2010 and 2009, the share premium amounts to approximately US$212,451 thousands, equivalent to approximately Bs.456,770 thousands, included in equity.

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

Dividends

In Extraordinary Shareholder meeting celebrated on August 28, 2008, the shareholders resolved to pay dividends in advance based on retained earnings as the end of June 2008 of US$51,876 thousands (Bs 111,533 thousands). In October 2008, the dividend in advance approved was paid to HNR Finance for its share in the Company in the amount of US$20,750 thousands (Bs.44,613 thousands). At December 31, 2009 the Company decided to record the dividend in advance against unappropriated retained earnings at the end of 2009, recording as dividends payable the unpaid portion to CVP for an amount of US$31,126 thousands (Bs.66,921 thousands).

On August 4, 2010, in Extraordinary Shareholders meeting the shareholders resolved to pay dividends based on retained earnings as of December 31, 2009 in the amount of US$30,550 thousands (Bs.131,365 thousands). The dividend approved was paid on October 2010 to HNR Finance for its share in the Company in the amount of US$12,220 thousands (Bs.52,546 thousands). At December 31, 2011 the portion of the dividend corresponding to CVP for US$18,330 thousands (Bs.78,819 thousands) has been paid by means of offsetting accounts receivable and payables between PDVSA and its Affiliates, including CVP and Petrodelta S.A. approved by the board on January 12, 2012 (see Note 21).

On November 12, 2010, in Extraordinary Shareholders meeting the shareholders of the Company resolved to distribute and pay dividends in the amount of US$30,550 thousands (Bs.131,365 thousands). This dividend corresponds to the remaining portion of retained earnings at the end of December 31, 2009 and is recorded as dividends payable at December 31, 2011 in the statements of financial position for the amount resolved.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Effect	for Variation of the Exchange Rate in the Presentation Currency

The statement of changes in equity expressed in bolivars for the year ended December 31, 2010, includes the following effect originated for the variation of the official exchange rate when converting the financial statements from U.S. Dollars, (functional currency) to bolivars (presentation currency), in conformity with IAS 21 (see Note 3-a) (in thousands, net of restructured):

	Balances as of December 31, 2009
	U.S. Dollars	Bolivars before translation adjustment	Bolivars after translation adjustment	Translation adjustment
Capital stock	6,977	15,000	30,000	15,000
Shares premium	212,451	456,770	913,540	456,770
Legal reserve and other reserves	134,764	289,742	579,484	289,742
Retained earnings	70,729	152,068	304,136	152,068

	424,921	913,580	1,827,160

Translation adjustment				913,580

In Board of Director meeting dated 10 March 2011 it was approved the proposal to submit for consideration to the Shareholders the distribution of the cumulative translation adjustment among the components of equity. At December 31, 2011, this distribution is pending of approval by the shareholders of the Company. The following table shows the amounts at December 31, 2011 of different components of equity with the distribution of the translation adjustment once the shareholders of the Company have approved it (in thousands):

	Balances as of December 31, 2011
	U.S. Dollars	Bolivars Before translation adjustment	Bolivars After translation adjustment	Translation Adjustment
Capital stock	6,977	15,000	30,000	15,000
Share premium	212,451	456,770	913,540	456,770
Legal reserve and other reserves
Legal reserve	698	1,500	3,000	1,500
Deferred tax equity reserve	146,456	629,761	629,761	—

	147,154	631,261	632,761	473,270

Retained earnings:
Undistributable retained earnings at January 1, 2011	200,411	421,459	861,769	440,310
Transfer from other reserves in 2011	(94,622)	(406,875)	(406,875)	—
Dividends declared in 2011	(30,550)	(131,365)	(131,365)	—
Total comprehensive income for the year 2011	232,460	999,577	999,577	—

Equity	307,699	882,796	1,323,106

Translation adjustment not allocated	674,281	1,985,827	2,899,407	—

				913,580

(15)	Accounts Payable

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Accounts payable comprise the following (in thousands):

	December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Trade payables	68,815	21,022	35,021	295,905	90,395	75,295
Related parties (see Note 21)	271,938	31,073	70,311	1,169,336	133,614	151,169

Total	340,753	52,095	105,332	1,465,241	224,009	226,464

Foreign currency and liquidity risk exposure in respect of accounts payable to suppliers is shown in Note 19.

(16)	Provisions, Accruals and Other Payables

Accruals and other payables and provisions at December 31 comprise the following (in thousands):

	December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Royalties	106,805	30,842	49,277	459,262	132,621	105,945
Provision for asset retirement obligation	41,518	29,798	24,416	178,527	128,131	52,494
Provision for retirement benefits	11,556	8,444	9,184	49,691	36,309	19,746
Endogenous and social development	8,005	3,922	5,728	34,422	16,865	12,315
Antidrug National Fund	10,746	7,418	6,392	46,208	31,897	13,743
Science and Technology (LOCTI)	3,054	4,583	—	13,132	19,707	—
Sport Organic Law	1,110	—	—	4,773	—	—
Others:
Accrued payables with PDVSA (see Note 21)	67,570	68,561	—	290,551	294,812	—
Accrued payables to suppliers	58,888	48,442	88,470	253,218	208,302	190,211
Income taxes withheld	1,509	2,888	500	6,489	12,418	1,075
Other accruals	7,083	4,754	4,496	30,457	20,442	9,666

	317,844	209,652	188,463	1,366,730	901,504	405,195
Less: Non-current portion of accruals and other payables and provisions	53,068	38,237	33,600	228,193	164,419	72,240

Current portion	264,776	171,415	154,863	1,138,537	737,085	332,955

At December 31, 2011, 2010 and 2009, the provision for retirement benefits for personnel assigned to the Company amounts to US$11,556 thousands, US$8,444 thousands and US$9,184 thousands, (Bs.49,691 thousands, Bs.36,309 thousands and Bs.19,746 thousands), respectively. Retirement benefits were adjusted during 2009 when PDVSA completed an actuarial study for their employee pension and retirement plan. At December 31, 2011 and 2010, PDVSA sent a statement for the liability according to the actuary report. The Company has analyzed demographic and financial data, considers that it reasonably reflects the liability for such concept and adjusted the obligation at the date of the statements of financial position. This pension and retirement plan covers all PDVSA employees and mixed companies payroll. Pension cost is not tax deductible until future periods when the pension is settled in cash. The Company is not required to reimburse the pension costs to PDVSA until PDVSA pays them.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Additionally, at December 31, 2011, 2010 and 2009, accruals and other payables include the accruals in respect of drilling services and infrastructure totaling US$63,879 thousands, US$61,231 thousands and US$47,892 thousands (Bs.274,680 thousands , Bs.263,293 thousands and Bs.102,968 thousands), respectively.

Below are the movements of accruals and other payables and provisions during the year 2011, 2010 and 2009, (in thousands):

U.S. Dollars-	Balance at December 31, 2010	Increase	Decrease	Balance at December 31, 2011	Current portion	Non-current portion
Royalties	30,842	530,476	(454,513)	106,805	106,805	—
Provision for asset retirement obligation (see Note 9)	29,798	11,720	—	41,518	—	41,518
Provision for retirement benefits	8,444	3,112	—	11,556	6	11,550
Endogenous and social development	3,922	4,332	(249)	8,005	8,005	—
Antidrug National Fund	7,418	3,328	—	10,746	10,746	—
Science and Technology (LOCTI)	4,583	3,054	(4,583)	3,054	3,054	—
Sport Organic Law	—	1,110	—	1,110	1,110	—
Others:
Accrued payables to PDVSA (see Note 21)	68,561	—	(991)	67,570	67,570	—
Accrued payable to suppliers	48,442	13,204	(2,758)	58,888	58,888	—
Income taxes withheld from vendors	2,888	14,963	(16,342)	1,509	1,509	—
Other accruals	4,754	2,329	—	7,083	7,083	—

Total accruals and other payables	209,652	587,628	(479,436)	317,844	264,776	53,068

Bolivars-	Balance at December 31, 2010	Increase	Decrease	Balance at December 31, 2011	Current portion	Non-current portion
Royalties	132,621	2,281,047	(1,954,406)	459,262	459,262	—
Provision for asset retirement obligation (see Note 9)	128,131	50,396	—	178,527	—	178,527
Provision for retirement benefits	36,309	13,382	—	49,691	25	49,666
Endogenous and social development	16,865	18,628	(1,071)	34,422	34,422	—
Antidrug National Fund	31,897	14,311	—	46,208	46,208	—
Science and Technology (LOCTI)	19,707	13,132	(19,707)	13,132	13,132	—
Sport Organic Law	—	4,773	—	4,773	4,773	—
Others:
Accrued payables to PDVSA (see Note 21)	294,812	—	(4,261)	290,551	290,551	—
Accrued payable to suppliers	208,302	56,775	(11,859)	253,218	253,218	—
Income taxes withheld from vendors	12,418	64,342	(70,271)	6,489	6,489	—
Other accruals	20,442	10,015	—	30,457	30,457	—

Total accruals and other payables	901,504	2,526,801	(2,061,575)	1,366,730	1,138,537	228,193

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

U.S. Dollars-	Balance at December 31, 2009	Effect for variation in the presentation currency	Increase	Decrease	Balance at December 31, 2010	Current portion	Non- current portion
Royalties	49,277	(49,277)	267,037	(236,195)	30,842	30,842	—
Provision for asset retirement obligation (see Note 9)	24,416	—	5,382	—	29,798	—	29,798
Provision for retirement benefits	9,184	(9,184)	13,036	(4,592)	8.444	5	8,439
Endogenous and social development	5,728	(5,728)	6,787	(2,865)	3,922	3,922	—
Antidrug National Fund	6,392	(6,392)	10,614	(3,196)	7,418	7,418	—
Science and Technology (LOCTI)	—	—	4,583	—	4,583	4,583	—
Others:
Accrued payables to PDVSA (see Note 21)	—	—	68,561	—	68,561	68,561	—
Accrued payable to suppliers	88,470	—	14,970	(54,998)	48,442	48,442	—
Income taxes withheld from vendors	500	—	8,072	(5,684)	2,888	2,888	—
Other accruals	4,496	—	258	—	4,754	4,754	—

Total accruals and other payables	188,463	(70,581)	399,300	(307,530)	209,652	171,415	38,237

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Bolivars-	Balance at December 31, 2009	Effect for variation in the presentation currency	Increase	Decrease	Balance at December 31, 2010	Current portion	Non- Current portion
Royalties	105,945	—	1,042,314	(1,015,638)	132,621	132,621	—
Provision for asset retirement obligation (see Note 9)	52,494	52,494	23,143	—	128,131	—	128,131
Provision for retirement benefits	19,746	—	36,309	(19,746)	36,309	21	36,288
Endogenous and social development	12,315	—	16,869	(12,319)	16,865	16,865	—
Antidrug National Fund	13,743	—	31,997	(13,743)	31,897	31,897	—
Science and Technology (LOCTI)	—	—	19,707	—	19,707	19,707	—
Others:
Accrued payables to PDVSA (see Note 21)	—	—	294,812	—	294,812	294,812	—
Accrued payable to suppliers	190,211	190,211	64,371	(236,491)	208,302	208,302	—
Income taxes withheld from vendors	1,075	1,075	34,710	(24,442)	12,418	12,418	—
Other accruals	9,666	9,666	1,110	—	20,442	20,442	—

Total accruals and other payables	405,195	253,446	1,565,242	(1,322,379)	901,504	737,085	164,419

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

U.S. Dollars-	Balance at December 31, 2008	Increase	Decrease	Balance at December 31, 2009	Current portion	Non-current portion
Royalties	44,017	156,301	(151,041)	49,277	49,277	—
Provision for asset retirement obligation (see Note 9)	19,174	5,242	—	24,416	—	24,416
Provision for retirement benefits	1,306	7,878	—	9,184	—	9,184
Endogenous and social development	4,347	1,381	—	5,728	5,728	—
Antidrug National Fund	3,056	3,336	—	6,392	6,392	—
Others:
Accrued payables to PDVSA (see Note 21)	114,786	208,494	(234,810)	88,470	88,470	—
Accrued payable to suppliers	2,237	5,221	(6,958)	500	500	—
Income taxes withheld from vendors	1,381	3,115		4,496	4,496	—

Total accruals and other payables	190,304	390,968	(392,809)	188,463	154,863	33,600

Bolivars-	Balance at December 31, 2008	Increase	Decrease	Balance at December 31, 2009	Current portion	Non-current portion
Royalties	94,637	336,047	(324,739)	105,945	105,945	—
Provision for asset retirement obligation (see Note 9)	41,224	11,270	—	52,494	—	52,494
Provision for retirement benefits	2,808	16,938	—	19,746	—	19,746
Endogenous and social development	9,346	2,969	—	12,315	12,315	—
Antidrug National Fund	6,570	7,173	—	13,743	13,743	—
Others:
Accrued payables to PDVSA (see Note 21)	246,790	448,262	(504,841)	190,211	190,211	—
Accrued payable to suppliers	4,810	11,225	(14,960)	1,075	1,075	—
Income taxes withheld from vendors	2,969	6,697	—	9,666	9,666	—

Total accruals and other payables	409,154	840,581	(844,540)	405,195	332,955	72,240

(17)	Operational Expenses

Below is a summary of operational expenses incurred by the Company (in thousands):

	Years ended December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Crude and gas operations	63,570	34,120	20,340	273,351	146,716	43,731
Crude transportation	27,200	12,220	11,120	116,960	52,546	23,908
Others	14,980	7,319	16,851	64,414	31,472	36,230

	105,750	53,659	48,311	454,725	230,734	103,869

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(18)	Financial Income and Expenses

Financial income and expenses comprised the following (in thousands):

	Years ended December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Financial income:
Gain on variation of exchange rate	—	84,439	—	—	363,088	—
Other financial income	7	9	3	30	38	7

	7	84,448	3	30	363,126	7

Financial expenses
Adjustment to net realizable value on financial assets (see Note 7-k)	6,623	3,951	1,792	28,477	16,989	3,853
Financial cost transferred from related party	—	19,475	—	—	83,743	—
Financial cost on provision for asset retirement obligations (see Note 9)	4,076	3,339	1,639	17,527	14,358	3,524
Other financial expenses	3	2	8	13	8	17

	10,702	26,767	3,439	46,017	115,098	7,394

Gain	on variation of exchange rate

On January 8, 2010, the Ministry of Finance and BCV published Exchange Agreement No. 14, in the Official Gazette No. 39.342, which went into effect January 11, 2010. This Exchange Agreement modified the official exchange rate for the purchase and sale of foreign currency denominated in U.S. Dollars. Therefore, all transactions and balances in Bolivars were converted to U.S. Dollars as per the new exchange rate, resulting in a net gain for the variation effect in the exchange rate due to the fact of maintaining a net liability monetary position in bolivars at the date when the variation of the exchange rate went into effect (see Note 4).

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

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(19)	Financial Instruments

Credit Risk

Exposure	to Credit Risk

The book value of financial assets represents the highest level of credit risk exposure. A breakdown is shown below (in thousands):

	December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Accounts receivable (see Note 12)	912,652	499,313	361,137	3,924,404	2,147,046	776,445
Recoverable tax credits (see Note 7-k)	25,858	13,453	17,922	111,193	57,849	38,532
Accounts receivable other (see Note 12)	1,517	1,662	673	6,523	7,147	1,447
Cash and cash equivalents (see Note 13)	2,342	3,465	3,062	10,071	14,900	6,583

	942,369	517,893	382,794	4,052,191	2,226,942	823,007

Aging of the account receivables are shown below (in thousands):

	December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Under 30 days	469,607	206,410	136,755	2,019,311	887,563	294,023
Between 31 and 180 days	131,447	260,375	113,666	565,222	1,119,613	244,382
Between 180 days and one year	311,598	32,528	109,186	1,339,871	139,870	234,750
More than one year	—	—	1,530	—	—	3,290

	912,652	499,313	361,137	3,924,404	2,147,046	776,445

Liquidity risk

Maturity of financial liabilities, including estimated interest payments and excluding the impact of offset agreements, is shown below (in thousands):

	Book value			Contractual cash flows			6 months or less
	Non-derivative financial liabilities at December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
U.S. Dollars
Accounts payable to suppliers (see Note 15)	68,815	21,022	35,021	68,815	21,022	35,021	68,815	21,022	35,021

Bolivars
Accounts payable to suppliers (see Note 15)	295,905	90,395	75,295	295,905	90,395	75,295	295,905	90,395	75,295

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Foreign Currency Risk

Petrodelta, S.A. has the following monetary assets and liabilities denominated in currencies other than the U.S. Dollar, which were converted into U.S. Dollars at the exchange rate in effect at the statements of financial position (in thousands):

	December 31,
	2011	2010	2009
Monetary assets:
Bolivars	172,801	86,991	391,383

	172,801	86,991	391,383

Monetary liabilities:
Bolivars	2,534,998	1,423,259	691,588

	2,534,998	1,423,259	691,588

Net monetary liability position	(2,362,197)	(1,336,268)	(300,205)

The year-end exchange rate, the average exchange rate for the year and the interannual increases in the National Consumer Price Index (NCPI), as published by BCV, were as follows:

	December 31,
	2011	2010	2009
Exchange rate at year end (Bs./US$.1)	4.30	4.30	2.15

Average exchange rate for the year (Bs./US$.1)	4.30	4.30	2.15

Interannual increase in the NCPI (%)	27.57	27.18	25.06

Fair Value of Financial Instruments

The following estimated amounts do not necessarily reflect the amounts at which the instruments could be exchanged in the current market, The use of different market assumptions and valuation methods can significantly affect the estimated fair values, The bases for determining the fair value are disclosed in Note 5 (in thousands):

	December 31,
	2011		2010		2009
U.S. Dollars-	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Assets:
Accounts receivable	912.652	912.652	499.313	499.313	361.137	361.137
Recoverable tax credits	25.858	25.858	13.453	13.453	17.922	17.922
Accounts receivable other	1.517	1.517	1.662	1.662	673	673
Cash and cash equivalents	2.342	2.342	3.465	3.465	3.062	3.062

Liabilities:
Accounts payable to suppliers	68.815	68.815	21.022	21.022	35.021	35.021
Other liabilities (included in accruals and other payables)	264.776	264.776	171.415	171.415	154.863	154.863
Accounts and dividends payables to shareholders and related companies	302.488	302.488	49.403	49.403	101.437	101.437

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

	December 31,
	2011		2010		2009
Bolivars-	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Assets:
Accounts receivable	3.924.404	3.924.404	2.147.046	2.147.046	776.445	776.445
Recoverable tax credits	111.193	111.193	57.848	57.848	38.532	38.532
Accounts receivable other	6.523	6.523	7.147	7.147	1.447	1.447
Cash and cash equivalents	10.071	10.071	14.900	14.900	6.583	6.583

Liabilities:
Accounts payable to suppliers	295.905	295.905	90.395	90.395	75.295	75.295
Other liabilities (included in accruals and other payables)	1.138.537	1.138.537	737.085	737.085	332.955	332.955
Accounts and dividends payables to shareholders and related companies	1.300.701	1.300.701	212.433	212.433	218.090	218.090

(20)	Commitments and Contingencies

At December 31, 2011, 2010 and 2009, the Company based on its own judgment does not consider necessary to set aside a provision for litigations and other claims. Should the outcome of existing lawsuits and claims be unfavorable to the Company, it could have a material adverse effect on its results of operations. Although it is not possible to predict the outcome, Company management, based in part on the opinion of its legal advisors, does not believe it is likely that losses related to the aforementioned legal procedures will exceed recognized estimated amounts or generate significant amounts that could affect the Company’s financial position or results of operations.

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

December 31, 2011, 2010 and 2009

(21)	Related Party Transactions

Petrodelta, S.A. considers its shareholders and related subsidiaries and affiliates, Company directors and executives, as well as other governmental institutions, as related parties.

A summary of transactions and balances with related parties is shown below (in thousands):

	December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollars			Bolivars
Activities for the year:
Crude oil and natural gas sales	1,048,728	607,586	458,251	4,509,530	2,612,621	985,240

Operational expenses	47,318	17,544	35,442	203,487	75,439	76,200

Sales, general, administrative and selling expenses	4,322	3,868	6,589	18,585	16,632	14,167

Production royalties for oil and gas	263,422	183,076	137,925	1,132,715	787,227	296,539

Reimbursement of expenses	175,166	235,634	149,058	753,214	1,013,326	320,475

Dividends paid to Shareholders	18,330	43,346	20,750	78,819	186,388	44,613

Balances at the end of the year:
Accounts receivable (see Note 12)	912,652	499,313	361,137	3,924,404	2,147,046	776,445

Accounts payable to Shareholder B (see Note 15)	1,969	1,499	4,060	8,467	6,446	8,729

Dividends payable to Shareholders A	30,550	18,330	31,126	131,365	78,819	66,921

Accounts payable to PDVSA	258,222	21,881	66,251	1,110,357	94,088	142,440

Other joint ventures	11,747	7,693	—	50,512	33,080	—

Accrued payables with PDVSA	67,570	68,561	—	290,551	294,812	—

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

Crude oil delivered from the Petrodelta fields to PDVSA is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Market prices for crude oil of the type produced in the fields operated by Petrodelta averaged approximately US$98.52, US$70.57 and US$57.62 per barrel for the year ended December 31, 2011, 2010 and 2009, respectively.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

During the years ended December 31, 2011, 2010 and 2009, the Company sold crude oil and natural gas to PDVSA Petróleo for US$1,048,728 thousands, US$607,586 thousands and US$458,251 thousands (Bs.4,509,530 thousands, Bs.2,612,621 thousands and Bs.985,240 thousands), respectively, included in the statements of comprehensive income under Income. On October 3, 2011, the Company received accounting guidelines from CVP, to account for revenues from the sale of crude oil, royalty and other taxes (see Notes 7-g, 7-h and 7-j) due to the law that came into effect creating a special contribution on extraordinary prices and exorbitant prices in the international hydrocarbons market (see Note 23-i), which sets a maximum price to pay for royalty at US$70 per barrel. These guidelines modified the accounting procedure for recording and recognizing revenues from the sale of crude as well as recording and recognizing expense from royalty and other taxes. Since the Company pays royalty in kind for the crude produced and sells to PDVSA, and recognizes the amounts for revenues from the sale of crude and royalty in the statement of comprehensive income up until the law creating a special contribution on extraordinary prices and exorbitant prices in the international hydrocarbons market came into effect at the sales price, and according to new law and guidelines received recognizes as revenue for the sale of crude 70% of the barrels delivered to PDVSA plus 30% of royalty at the maximum price of US$70 per barrel, income from the sale of crude oil and royalty expense on crude are presented undervalued in the amount of US$76,966 thousands (Bs.330,952 thousands), when compared to the procedure applied in prior periods.

Following is a table, in thousands, that allows comparison of revenues and royalty calculated using prior and current procedure (in thousands):

	Year ended December 31,
	2011	2010	2009	2011	2010	2009
	US Dollars			Bolivars
Revenues from the sale of crude for the total volume of crude delivered	1,122,190	604,173	451,473	4,825,415	2,597,945	970,667
Royalty capped at US$70	(76,966)	—	—	(330,952)	—	—

Revenues from sale of crude	1,045,224	604,173	451,473	4,494,463	2,597,945	970,667

Royalty in kind at crude oil sold price	336,973	181,252	135,442	1,448,982	779,384	291,200
Royalty capped at US$70	(76,966)	—	—	(330,952)	—	—

Royalty recorded in books (see Note 7)	260,007	181,252	135,442	1,118,030	779,384	291,200

At December 31, 2011, 2010 and 2009, the statement of financial position includes US$912,652 thousands, US$499,313 thousands and US$361,137 thousands (Bs.3,924,404 thousands, Bs.2,147,046 thousands and Bs.776,445 thousands) of accounts receivable for the crude and gas sales to PDVSA.

During 2011, 2010 and 2009, PDVSA Petróleo charged Petrodelta, S.A. US$615 million, US$246 million and US$278 million (Bs.2,642 million, Bs.1,197 million and Bs.561 million), respectively, for labor and other costs, taxes, royalties, cash advances, dividends, and operating costs which are included in operating expenses and selling, general and administrative.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Certain Company directors hold key positions in other related entities; some of their attributions include influencing the operational and financial policies of these entities.

At December 31, 2011, 2010 and 2009, transactions with related parties do not necessarily reflect the results that would have been obtained had these transactions been held with third parties.

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

In June 10, 2010, the Company’s Board of Directors approved the offsetting of accounts payable to PDVSA and its affiliates, including CVP, for 2010 royalties, taxes, dividends payable at the end of 2009 and operational expenditures in the amount of US$40 million (Bs.172 million) against the receivable from PDVSA and its affiliates, including CVP, for 2010 oil and gas deliveries.

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

On October 28, 2011, the Company following instructions from its shareholder CVP proceeded to offset accounts receivables and payables between PDVSA and its affiliates, including CVP for royalties, contributions, taxes, advances and operational expenses against the Company accounts receivable with PDVSA and its affiliates, including CVP, for the crude and gas sold, outstanding as of September 30, 2011, resulting in a netting of US$169 million (Bs.727 million) at the prevailing exchange rate applicable at such date (see Note 24-a).

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

(22)	Collective Labor Agreement

On January 20, 2010 the Collective Labor Agreement was signed, valid for the period from October 1, 2009 thru October 1, 2011, among PDVSA and oil labor union (FUTPV) regarding the approval of the new labor contract and the impact on labor cost affecting mix companies. The Collective Labor Agreement establishes a salary raise and payroll and retirement benefits which has a significant impact on the Company’s payroll cost. The most significant impacts are:

i.	A salary raise of Bs.35 daily which represents an increase of 80% of current salary. The increase shall be pay in two portions, the first of Bs.25 at the signing of the contract and the second of Bs.10 from January 1st, 2011.

ii.	An increase in the monthly amount for electronic card for foods from Bs.1,300 to Bs. 1,700.

iii.	An increase in the retirement benefit from Bs. 1,000 to Bs. 1,600.

iv.	The increase will be retroactive from October 1, 2009 and not from January 21, 2009, being the date on which the prior contract expired, in compensation it was agreed a one-time bonus of Bs. 8.000 which has no effect in the severance benefits of employees.

In November 2011, discussions and negotiations among the individuals and unions affected by the Collective Labor Agreement and PDVSA started the process to put in place a new Agreement. It was resolved to postpone to 2012 the approval of the new Agreement until FUTPV elections are held and new leaders are elected to resume discussions and negotiations with PDVSA.

(23)	Laws, Resolutions and Legal Contributions

a)	Sports Organic Law

On August 24, 2011, the National Assembly published on the Official Gazette 39,741 the Sports Organic Law promoted by the Executive branch of power. This law declares of national and general interest as well as a public service all activities for promoting, organizing and administering sports and physical activity in Venezuela. The law among other things creates the National Fund for the Development of Sports, Physical Activity and Physical Education to be constituted on contributions from companies and organizations, private or public, performing profit seeking economic activities within the national territory. These contributions are not deductible for income tax purposes and shall be 1% over net profit when net profit is above 20.000 tax units. As of December 31, 2011 the Company has recorded as contribution under the Sport Organic Law the amount of US$1,110 thousands (Bs.4,773 thousands) (see Note 25-b).

b)	Law to Suppress and Liquidate the Endogenous Development Fund

On May 18, 2011, the National Assembly published on the Official Gazette 39,676 the means of decree-law No. 8.204 promoted by the President of the Bolivarian Republic of Venezuela, the Law to Liquidate and Suppress the Endogenous Development Fund, an autonomous institute created by the Law for the Creation of the Endogenous Development Fund, published in the National Gazette 38.500 on August 15, 2006.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

c)	Laws enacted under the Enabling Law

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

d)	Foreign Exchange Agreement 18

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

e)	Ruling 001-2010 by National Antidrugs Office (Oficina Nacional Antidrogas or ONA)

On February 11, 2010, Official Gazette 39,366 was published containing Ruling 001-2010, which establishes standards for the admissible discounts to the expense set forth under LOCTICSEP and its Regulation for payment corresponding to fiscal years 2006, 2007 and 2008. This ruling establishes that only the following payments made by taxpayers during fiscal years 2006, 2007 and 2008 may be subject to rebates:

•	Conduction of projects for comprehensive social prevention and development.

•	Expenses under non-reimbursable technical assistance agreements.

•	Funding or performance of activities under comprehensive social prevention.

f)	Foreign Exchange Agreement 15

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

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

g)	Organic Law Reserving for the State Assets and Services Related to Primary Hydrocarbons Activities

On May 7, 2009, Official Gazette No. 39,173 was published containing the Organic Law Reserving for the State Assets and Services Related to Primary Hydrocarbons Activities, which reserves for the Republic, as a result of its strategic condition, assets and services associated with the primary activities established under Organic Hydrocarbons Law to be performed by PDVSA or any of its subsidiaries (see Note 25-a).

h)	Organic Law on Science and Technology and Innovation (LOCTI)

On December 2010, the Partial Amendment to the Organic Law on Science and Technology and Innovation (LOCTI) was published. This amendment establishes that legal or private or publicly owned entities, domiciled in the Bolivarian Republic of Venezuela or abroad, performing economic activities within the national territory are under the obligation of paying on an annual basis an established percentage of their gross income from the previous year, in respect to their business area, as follows:

•	Two percent when economic activity is framed within those listed in the Law for the Control of Casinos, bingo Halls and Slot Machines, and any area related to industry and trade of Alcohol and snuff.

•	One percent for privately owned enterprises operating in business areas subject to the Organic Law on Hydrocarbons and Gaseous Hydrocarbons, including mining, processing and distribution activities.

•

Half percent for publicly owned companies if the business pursued is one of those listed in the Organic Law on Hydrocarbons and Gaseous Hydrocarbons including mining, processing and distribution activities.

•	Half percent for any other business activity.

On April 28, 2011, the Company received instructions from its shareholder, CVP, to reverse the expense of US$4,583 thousands (Bs.19,707 thousands) and accrued at December 31, 2010, due to the fact that PDVSA has opted to file declaration on behave of its affiliates, including mix companies, and waive the liability on them, including Petrodelta, S.A. As of December 31, 2011, CVP sent instructions to the Company to record its share according to the law for its obligation corresponding to the year ended December 2011 only. The provision recorded in the statements of financial position corresponding to the year ended December 31, 2011 amounts to US$3,054 thousands (Bs.13,132 thousands). For the year ended December 31, 2009 the Company received instructions from its shareholder CVP to grant exemption from paying the contribution since it will be PDVSA who will file on a consolidated basis the contribution established in this Law. Therefore, the Company has not made any provision in relation to the contribution corresponding to the year ended December 31, 2009.

i)	Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

On April 18, 2011, the Venezuelan government published in the Extraordinary Official Gazette No. 6.022, by means of decree-law No. 8.163 of same date, the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market. This law modifies calculation and payment of royalty, extraction tax and export registry tax as per LOH and the special contribution for extraordinary prices and exorbitant prices from the date published. The law defines the contribution on Extraordinary Prices for 20 percent to be applied to the difference between the average monthly price up to US$70 or less per barrel, on international markets for the Venezuelan liquid basket of hydrocarbons and the price fixed by the Venezuela budget for the relevant fiscal year (set at $40 per barrel for 2011). The law also defines the contribution on Exorbitant Prices for (1) 80 percent when the average price mentioned before exceeds US$70 per barrel but is less than US$90 per barrel; (2) 90 percent when the average price mentioned before exceeds US$90 per barrel but is less than US$100 per barrel; and (3) 95 percent when the average price mentioned before exceeds US$100 per barrel. The law also established the maximum price to be used for calculating royalty paid in cash on production at US$70 per barrel. This law supersedes the Law for Special Contributions on Extraordinary International Hydrocarbon Market Prices (see Note 23-j).

j)	Law for Special Contributions on Extraordinary International Hydrocarbon Market Prices

On April 15, 2008, the Law for Special Contributions on Extraordinary International Hydrocarbon Market Prices was published in Official Gazette No. 38,910. Subsequently, Resolutions No. 151 and No. 195 of MPPEP were published in Official Gazette No. 38,939 of May 27, 2008 and Official Gazette No. 38,970 of July 10, 2008. This Law and its resolutions require entities that export or transport liquid hydrocarbons and hydrocarbon derivatives abroad to pay a special monthly contribution. The contribution will be equivalent to: a) 50% of the difference between the average monthly price of the Venezuelan crude oil basket and the threshold price of US$70 per barrel and b) 60% of the difference between the average monthly price of the Venezuelan crude oil basket and the threshold price over US$100 per barrel. This contribution shall be paid on every barrel of oil exported or transported abroad and shall be collected and paid monthly by MPPEP to the National Endowment Development Fund (FONDEN) for execution of infrastructure development projects, production and social development projects aimed at strengthening Communal Power. This Law became effective on April 15, 2008. This law was superseded by the law creating a special contribution on extraordinary prices and exorbitant prices in the international hydrocarbons market (see Note 23-i).

k)	Antidrug Oganic Law (LOD)

On September 15, 2010, the Antidrug Organic Law was published in Official Gazette No. 39,510. The LOD eliminates the Law on Narcotic and Psychotropic Substances (LOCTISEP) and its partial regulation published June 5, 1996 under Official Gazette No. 35,986. Among the significant changes are:

•	Taxable base is changed, previously considered base on net profit and now establishes as taxable base current period operating income.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

•	Filing and payment of tribute is extended from 15 calendar days of the following taxable period, to 60 calendar days from the closing corresponding taxable period.

•

In relation to sanctions, the law establishes: 1) failure to comply the contribution of 1%, a penalty equivalent to double the amount due, if re-occur the penalty will be 3 times the corresponding contribution due, and 2) for not complying the special contribution of 2%, same penalty, before was 60,000 tax units or suspension of business activities during 1 year in case of re-occurrence.

•

In the prior law, donations made by persons or companies in favor of plans and programs established by the government in relation to drugs matter and approved by ONA, can be deducted for income tax purposes, previously approved by public document. In the new law, this last aspect is eliminated as a requisite for proceeding to deduct from income tax purposes.

•

Incorporates an obligation by government agencies and institutions, as well as public and private companies that employ more than 50 workers, to provide labor to rehabilitated persons, under the programs of social inclusions.

On February 23, 2011, providence No. 0001-2011 was published in the Official Gazette No. 39.622, establishing that labor matters related to Projects for Integral Prevention on Drug Consumption must be presented to the National Antidrug Fund (FONA). The providence establishes that private and public companies must present between January 2 and April 30 the projects and all of their requirements to be executed in order to carry-out technical and economical evaluations necessary for the appropriate approval. Projects for Integral Prevention in regards to labor matters can only be submitted by those companies in which their fiscal year ends before the established time frame mentioned in order to be eligible and once the contribution of 1% has been paid. When companies can not submit projects, they can present them in the same timing period of the following year and the corresponding charge shall be the year immediately before to the year corresponding the contribution determination.

During the years ended December 31, 2011 and 2010, the Company recognized and recorded an expense for US$3,328 thousands and US$4,813 thousands (Bs.14,311 thousands and Bs.20,697 thousands), respectively.

l)	Law on Narcotics and Psychotropic Substances (LOCTISEP)

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

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

In July 1, 2009, Presidential Decree No.6.776 was published in Official Gazette No. 39,211 where Partial Regulation of LOCTISEP was enacted, with the purpose to define and establish the guidelines, mechanism, modalities, forms and opportunities in which legal entities, public and private as mentioned in the Articles No.96 and No.97 of the Law, comply with the obligation to fund ONA the contributions established.

In December 29, 2009 providence 007-2009 and 008-2009 were published in Official Gazette No. 39,336 whereas the National Anti-Drug Agency (ONA) establishes norms and procedures to collect, control and audit contributions by public and private companies. The providence among other things lay out the amount subject to the calculation set as taxable income and not net income applied in prior years. During the years ended December 31, 2011 and 2010, the Company recorded an expense of approximately US$4,813 thousands and US$3,336 thousands (Bs.20,697 thousands and Bs.7,173 thousands), respectively, in this connection, included net in the statements of comprehensive income for each year under general and administrative expenses. As a result of the change in the methodology used to calculate the contribution from applying the providence No. 007-2009, for the amount recorded during the year ended December 31, 2009 approximately US$1,082 thousands and US$168 thousands (Bs.2,327 thousands y Bs.362 thousands), correspond to 2008 and 2007, respectively.

(24)	Subsequent Events

a)	On January 12, 2012, the Company following instructions from its shareholder CVP proceeded to offset accounts receivables and payables between PDVSA and its affiliates, including CVP for royalties, contributions, taxes, advances, operational expenses and dividends payable to CVP approved by the shareholders of the Company on August 4, 3010 (see Note 14) against the Company accounts receivable with PDVSA and its affiliates, including CVP, for the crude and gas sold, outstanding as of December 31, 2011, resulting in a netting of US$205 million (Bs.882 million) at the prevailing exchange rate applicable at such date. On February 23, 2012 the Board of Directors of the Company approved this transaction.

b)	On February 16, 2012, providence No. SNAT/2012/0005 from the National Integrated Service on Tributes and Customs Administration (SENIAT) was published in Official Gazette No. 39,866 in which the current tax unit value was adjusted from Bs.76 to Bs.90.

c)	On February 23, 2012, the Board of Directors of the Company approved the issuance of these financial statements under International Financial Reporting Standards and resolved to submit these financial statements to the Shareholders of the Company for approval purposes. The financial statements cannot be modified once they have been issued.

(25)	Subsequent events after the date of the Independent Auditor’s Report

a)	On February 27, 2012, Official Gazette No. 39,871 was published containing decree-law No. 8.807 on partial reform to the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (see Note 23-i). The partial reform reiterates the use of resources derived from this law be used in financing the Large Missions created by the National Executive, as well as infrastructure, health, education, the development of the national production sector, among others areas. The partial reform also stipulates treasury aspects on how the contributions is to handle between PDVSA, the National Development Fund (FONDEN), and BCV.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

b)	On February 28, 2012, Official Gazette No. 39,872 was published containing decree-law No. 8.820 on partial regulation No.1 to the Sports Organic Law (see Note 23-a). The partial regulation scope the National Fund for the Development of Sports, Physical Activity, duties of the National Sports Institute, guidelines on the executions of resources and taxpayers subject to the law and their responsibilities, as well as means of making contributions.

(26)	Supplementary Information on Oil and Gas Exploration and Production Activities (unaudited)

The following tables provide supplementary information on oil and gas exploration, development and production activities. All exploration and production activities are conducted mainly by CVP and Mixed Companies in Venezuela.

Table	I—Crude Oil and Natural Gas Reserves

All crude oil and natural gas reserves located in Venezuela are owned by the Bolivarian Republic of Venezuela. Crude oil and natural gas reserves are estimated by PDVSA and reviewed by the People’s Power Ministry for Energy and Oil (MPPEP) using reserve criteria that are consistent with those prescribed by the American Petroleum Institute (API) of the United States of America.

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

It is important to mention an increase for the year 2010 on extensions and discoveries of oil and gas proved reserves. The increase is due to a new revision to Petrodelta’s Business Plan for the period 2011-2027 elaborated for the year ended December 31, 2010. The new revision take into account a Base Case for Development with a much lower risk and a greater potential in reserves to be developed compared to the prior Business Plan and the reason lies in the success obtained from the wells testing and drilling programs executed during the period 2008-2010 in the new fields Temblador and El Salto.

A summary of annual changes in proved crude oil and natural gas reserves is shown below:

(a)	Conventional Crude Oil (in thousands of barrels)

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

	Years ended December 31,
	2011	2010	2009
Proved developed and undeveloped reserves of conventional crude oil at January 1	511,320	206,823	214,658
Revisions	(693)	—	—
Expansions and discoveries	—	313,058	—
Production	(11,390)	(8,561)	(7,835)

Proved developed and undeveloped reserves of conventional crude oil at December 31	499,237	511,320	206,823

Proved developed reserves of conventional crude oil at December 31 (included on the previous amount)	50,758	52,705	54,110

At December 31, 2011, 2010 and 2009, certified reserves assigned to the Company amounted to 499.237 thousands, 511,320 thousands and 206,823 thousand barrels, respectively. Production for the year ended December 31, 2011, 2010 and 2009 was 11.390 thousands, 8.561 thousands and 7.835 thousand barrels.

(b)	Natural Gas Reserves (in millions of cubic feet)

	Years ended December 31,
	2011	2010	2009
Proved developed and undeveloped reserves of natural gas at January 1	548,880	266,292	273,281
Revisions	(14,532)	—	(2,592)
Expansions and discoveries	—	284,792	—
Production	(2,266)	(2,204)	(4,397)

Proved developed and undeveloped reserves of natural gas at December 31	532,082	548,880	266,292

Proved developed reserves of natural gas at December 31 (included on the previous amount)	20,809	18,773	25,641

Natural gas production is shown on the basis of actual volumes before the extraction of liquefiable hydrocarbons.

Table	II—Costs Incurred in Exploration and Development Activities

Exploration costs include costs incurred from geological and geophysical activities, and drilling and equipping exploratory wells. The Company did not conduct exploration activities in the year 2011. Development costs include those for drilling and equipping development wells, enhanced recovery projects and facilities to extract, treat and store crude oil and natural gas. Annual costs, summarized below, include amounts both expensed and capitalized for the Company’s conventional crude oil reserves (In thousands):

	Conventional Crude
	U.S. Dollars			Bolivars
	2011	2010	2009	2011	2010	2009
Development costs	141,763	93,675	83,141	609,581	402,804	178,753

Total costs incurred from development Activities	141,763	93,675	83,141	609,581	402,804	178,753

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Table	III—Costs Recorded as Assets in Oil and Gas Production Activities

Costs recorded as assets for oil and gas exploration and production activities, as well as the related accumulated depreciation and amortization at December 31 for PDVSA’s conventional and extra-heavy crude oil reserves are summarized below (In thousands):

	Conventional Crude
	U.S. Dollars			Bolivars
	2011	2010	2009	2011	2010	2009
Assets used in production	470,226	362,087	307,272	2,021,972	1,556,974	660,635
Equipment and facilities	15,576	10,615	7,466	66,977	45,645	16,052

	485,802	372,702	314,738	2,088,949	1,602,619	676,687
Accumulated Depletion, depreciation and amortization	(193,112)	(134,737)	(94,322)	(830,382)	(579,369)	(202,792)
Construction in progress	111,255	78,755	32,912	478,396	338,646	70,760

Total net costs capitalized as assets	403,945	316,720	253,328	1,736,963	1,361,896	544,655

Table	IV—Results of Operations for Oil and Gas Production Activities for Each Year (In thousands):

	Conventional Crude
	Years ended December 31
	U.S. Dollar			Bolivars
	2011	2010	2009	2011	2010	2009
Net production income:
Sales (see Note 21)	1,125,694	607,586	458,251	4,840,482	2,612,621	985,240
Production costs	(113,985)	(59,806)	(54,721)	(490,137)	(257,162)	(117,650)
Royalties in kind and other taxes (see Note 7 and Note 21)	(607,442)	(217,760)	(156,301)	(2,611,999)	(936,367)	(336,046)
Contributions and funding for social development	(7,241)	(9,863)	(4,716)	(31,137)	(42,414)	(10,141)
Depletion, depreciation and Amortization	(56,693)	(39,153)	(32,093)	(243,780)	(168,358)	(69,000)

Results of operation before income Tax	340,333	281,004	210,420	1,463,429	1,208,320	452,403
Income tax	(170,167)	(140,502)	(105,210)	(731,715)	(604,160)	(226,202)

Results production operation	170,166	140,502	105,210	731,714	604,160	226,201

Income from oil production is calculated at international market price as if all production were sold (see Note 21).

Production costs are lifting costs incurred to operate and maintain productive wells and related facilities and equipment, including operating labor costs, materials, supplies, fuel consumed in operations and operating costs of natural liquid gas plants.

PETRODELTA, S.A.

(Subsidiary owned 60% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2011, 2010 and 2009

Depreciation and amortization expenses relate to assets used in exploration and production activities. Income tax expense is computed using the statutory rate for the year. For these purposes, the results of production operations do not include finance costs and corporate overhead nor their associated tax effects.

A summary of average per unit sale prices and production costs is shown below:

	Years ended December 31,
	2011	2010	2009	2011	2010	2009
	U.S. Dollar			Bolivars
Average sale price
Crude oil per barrel	98,52	70,57	57,62	423,64	303,46	123,88

Natural gas per barrel	1,54	1,54	1,54	6,62	6,62	3,31

Average production cost per BOE	9,69	6,70	6,39	41,67	28,81	13,74