Form 10-Q
period 2012-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2012-05-10
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 4, 2012, 37,365,047 shares of the Registrant’s Common Stock were outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,552	$58,946
Restricted cash	1,200	1,200
Accounts and notes receivable, net:
Dividend receivable – equity affiliate	12,200	12,200
Joint interest and other	12,740	14,342
Note receivable	3,335	3,335
Advances to equity affiliate	2,384	2,388
Deferred income taxes	2,628	2,628
Prepaid expenses and other	1,261	728

TOTAL CURRENT ASSETS	69,300	95,767
OTHER ASSETS	5,186	5,427
INVESTMENT IN EQUITY AFFILIATES	361,812	345,054
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	67,784	65,671
Other administrative property	3,180	3,176

	70,964	68,847
Accumulated depletion, depreciation and amortization	(2,153)	(2,048)

	68,811	66,799

	$505,109	$513,047

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$2,548	$7,381
Accounts payable – carry obligation	3,596	3,596
Accrued expenses	8,177	15,247
Accrued interest	653	1,372
Deferred tax liability	4,835	4,835
Income taxes payable	979	718

Current portion—long-term debt	15,551	—
TOTAL CURRENT LIABILITIES	36,339	33,149
OTHER LONG-TERM LIABILITIES	949	908
LONG-TERM DEBT	—	31,535
COMMITMENTS AND CONTINGENCIES (See Note 6)	—	—

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at March 31, 2012 (December 31, 2011: 80,000 shares); issued 43,709 shares at March 31, 2012 (December 31, 2011: 40,625 shares)	437	406
Additional paid-in capital	254,625	236,192
Retained earnings	191,891	193,283
Treasury stock, at cost, 6,520 shares at March 31, 2012 (December 31, 2011: 6,475 shares)	(66,104)	(66,104)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	380,849	363,777
NONCONTROLLING INTEREST	86,972	83,678

TOTAL EQUITY	467,821	447,455

	$505,109	$513,047

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
EXPENSES
Depreciation and amortization	$105	$124
Exploration expense	1,443	1,189
Dry hole costs	5,546	—
General and administrative	5,842	6,675

	12,936	7,988

LOSS FROM OPERATIONS	(12,936)	(7,988)

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	69	145
Interest expense	(394)	(2,212)
Debt conversion expense	(2,422)	—
Other non-operating expenses	(256)	(431)
Loss on exchange rates	(22)	(11)

	(3,025)	(2,509)

LOSS FROM CONSOLIDATED COMPANIES CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,961)	(10,497)
INCOME TAX EXPENSE (BENEFIT)	(1,220)	222

LOSS FROM CONSOLIDATED COMPANIES CONTINUING OPERATIONS	(14,741)	(10,719)

NET INCOME FROM UNCONSOLIDATED EQUITY AFFILIATES	16,758	18,494

NET INCOME FROM CONTINUING OPERATIONS	2,017	7,775

DISCONTINUED OPERATIONS	(115)	(3,266)

NET INCOME	1,902	4,509

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	3,294	3,427

NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST	$(1,392)	$1,082

NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST PER COMMON SHARE (See Note 2 – Summary of Significant Accounting Policies, Earnings Per Share):
Basic	$(0.04)	$0.03

Diluted	$(0.04)	$0.03

COMPREHENSIVE INCOME (LOSS)	$(1,392)	$1,082

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,902	$4,509
Adjustments to reconcile net income to net cash used in operating activities:
Depletion, depreciation and amortization	105	934
Dry hole costs	5,546	—
Impairment of long-lived assets	—	1,440
Amortization of debt financing costs	622	270
Amortization of discount on debt	—	538
Debt conversion expense	1,939	—
Net income from unconsolidated equity affiliates	(16,758)	(18,494)
Non-cash compensation related charges	886	1,114
Changes in Operating Assets and Liabilities:
Accounts and notes receivable	1,602	(3,696)
Advances to equity affiliate	4	(146)
Prepaid expenses and other	(533)	2,600
Accounts payable	(4,833)	2,119
Accrued expenses	(2,225)	2,071
Accrued interest	(902)	(925)
Other long-term liabilities	41	434
Income taxes payable	261	211

NET CASH USED IN OPERATING ACTIVITIES	(12,343)	(7,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(12,607)	(8,361)
Additions to asset held for sale	—	(15,633)
Proceeds from sale of equity affiliate	—	1,273
Increase in restricted cash	—	(4,490)
Investment costs	(378)	(34)

NET CASH USED IN INVESTING ACTIVITIES	(12,985)	(27,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	—	416
Financing costs	(66)	(189)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(66)	227

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,394)	(34,039)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,946	58,703

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,552	$24,664

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011 (unaudited)

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“USGAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

In addition to our interests in Venezuela, we have exploration acreage mainly onshore in West Sulawesi in the Republic of Indonesia (“Indonesia”), offshore of the Republic of Gabon (“Gabon”), onshore in the Sultanate of Oman (“Oman”), and offshore of the People’s Republic of China (“China”). See Note 9 – Indonesia, Note 10 – Gabon, and Note 11 – Oman.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.

Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 (ASU 2011-05), which is included in ASC 220, “Comprehensive Income” (“ASC 220”). This update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted ASU 2011-05 effective January 1, 2012 and have elected to utilize the “single continuous statement” for presentation.

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

See Note 7 – Venezuela for a discussion of currency exchange risk on Harvest Vinccler’s and Petrodelta’s businesses.

Cash and Cash Equivalents

Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months.

Restricted Cash

Restricted cash is classified as current or non-current based on the terms of the agreement. Restricted cash at March 31, 2012 and December 31, 2011 represents cash held in a U.S. bank used as collateral for a standby letter of credit issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Oman Exploration and Production Sharing Agreement Al Ghubar / Qarn Alam license (“Block 64 EPSA”) (see Note 11 – Oman).

Financial Instruments

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes payable. Cash and cash equivalents are placed with commercial banks with high credit ratings. This diversified investment policy limits our exposure both to credit risk and to concentrations of credit risk.

Total long-term debt at March 31, 2012 consisted of $15.6 million of fixed-rate unsecured senior convertible notes maturing on March 1, 2013 unless earlier redeemed, purchased or converted. Total long-term debt at December 31, 2011 consisted of $31.5 million of fixed-rate unsecured senior convertible notes maturing on March 1, 2013 unless earlier redeemed, purchased or converted. See Note 4 – Long-Term Debt.

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

At March 31, 2012, our note receivable relates to a prospect leasing cost financing arrangement. The note receivable plus accrued interest was approximately $3.3 million at March 31, 2012 (December 31, 2011: $3.3 million), and was secured by a portion of the production from the Bar F #1-20-3-2 in Utah. With the sale of our oil and gas assets in Utah’s Uinta Basin (the “Antelope Project”) effective March 1, 2011, the note receivable plus accrued interest will be settled upon finalization of certain terms of the Joint Exploration and Development Agreement (“JEDA”) which defined the participating parties’ obligations over the Antelope Project. See Note 3 – Dispositions and Note 5 – Commitments and Contingencies.

Other Assets

Other assets consist of investigative costs associated with new business development projects, deferred financing costs and a long-term receivable for value added tax (“VAT”) credits related to the Budong-Budong Production Sharing Contract (“Budong PSC”). Investigative costs are reclassified to oil and gas properties or expensed depending on management’s assessment of the likely outcome of the project. Deferred financing costs relate to specific financing and are amortized over the life of the financing to which the costs relate. See Note 4 – Long-Term Debt. The VAT receivable is reimbursed through the sale of hydrocarbons.

At March 31, 2012, other assets consisted of $0.5 million of investigative costs, $0.4 million of deferred financing costs and $3.6 million of long-term VAT receivable. At December 31, 2011, other assets consisted of $0.4 million of investigative costs, $1.0 million of deferred financing costs and $3.3 million of long-term VAT receivable. During the three months ended March 31, 2012, $0.2 million of investigative costs were reclassified to expense.

Other Assets at March 31, 2012 also includes a blocked payment of $0.7 million (December 31, 2011: $0.7 million) net to our 66.667 percent interest related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). See Note 5 – Commitments and Contingencies.

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

There are many factors to consider when evaluating an equity investment for possible impairment. Currency devaluations, inflationary economies and cash flow analysis are some of the factors we consider in our evaluation for possible impairment. At March 31, 2012, there were no events that caused us to evaluate our investment in Petrodelta for impairment.

Property and Equipment

We use the successful efforts method of accounting for oil and gas properties. The major components of property and equipment are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Unproved property costs	$64,659	$62,842
Oilfield inventories	3,125	2,829
Other administrative property	3,180	3,176

	70,964	68,847
Accumulated depletion, impairment and depreciation	(2,153)	(2,048)

	$68,811	$66,799

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the three months ended March 31, 2012, we capitalized interest costs of $0.8 million for qualifying oil and gas property additions (March 31, 2011: $0.8 million).

Fair Value Measurements

We measure and disclose fair values in accordance with the provisions of Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”). This guidance defines fair value in applying USGAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. ASC 820 also establishes a fair-value hierarchy.

•

Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Our Level 1 fair value measurements consist of cash and cash equivalents in a money market fund comprised of high quality, short term investments with minimal credit risk. The fair value of our cash and cash equivalents at March 31, 2012 was $28.2 million (December 31, 2011: $51.4 million).

•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The estimated fair value of our senior convertible notes is based on the most recent market trades of the debt and weighted by the size of the trades. As of March 31, 2012, the estimated fair value of our senior convertible notes was $22.1 million (December 31, 2011: $39.2 million).

•

Level 3 inputs are unobservable inputs for the asset or liability. Valuation techniques include pricing models and discounted cash flow models in which one or more significant inputs are unobservable, including our own assumptions. The pricing models incorporate transaction details such as contractual terms, maturity and, in certain instances, timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of marketplace participants. The note receivable is not publicly traded and not easily transferable. The estimated fair value of our note receivable approximates the note receivable book value of $3.3 million at March 31, 2012 (December 31, 2011: $3.3 million).

Noncontrolling Interests

Changes in noncontrolling interest were as follows:

	March 31,	March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$83,678	$69,501
Net income attributable to noncontrolling interest	3,294	3,427

Balance at end of period	$86,972	$72,928

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Income (loss) from continuing operations(a)	$(1,277)	$4,348
Discontinued operations	(115)	(3,266)

Net income (loss) attributable to Harvest	$(1,392)	$1,082

Weighted average common shares outstanding	34,884	33,945
Effect of dilutive securities	—	2,122

Weighted average common shares, diluted	34,884	36,067

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.04)	$0.13
Income (loss) from discontinued operations	—	(0.10)

Basic earnings (loss) per share	$(0.04)	$0.03

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.04)	$0.12
Income (loss) from discontinued operations	—	(0.09)

Diluted earnings (loss) per share	$(0.04)	$0.03

(a)	Excludes net income attributable to noncontrolling interest.

The three months ended March 31, 2012 per share calculations above exclude 3.9 million options and 1.6 million warrants because they were anti-dilutive. The three months ended March 31, 2011 per share calculations above exclude 0.2 million options and 1.6 million warrants because they were anti-dilutive.

No stock options were exercised in the three months ended March 31, 2012. Stock options for 41,666 shares were exercised in the three months ended March 31, 2011 resulting in cash proceeds of $0.4 million.

On March 30, 2012, we announced that we had entered into an equity distribution agreement (the “Agreement”) with Knight Capital America, L.P. (“KCA”), a subsidiary of Knight Capital Group, Inc. relating to an “at-the-market” (“ATM”) offering of shares of our common stock having an aggregate sales price of up to $75.0 million. Under the terms of the Agreement, we may offer and sell shares of our common stock by means of transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market price or at negotiated rates. We are unable to access the ATM facility during blackout periods or when we are in possession of material information which has not been made public.

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

Our cash is being used to fund oil and gas exploration projects and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed in the year 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest). However, per the Budong PSC, excessive work done during any period can be offset against another period, so although there is a work commitment in the Budong PSC to perform the geological and geophysical work, we have exceeded this requirement. BPMIGAS has stated that that we have satisfied all work commitments for the current exploration phase of the Budong PSC. We do not have any remaining work commitments for the current exploration phases of the Dussafu Marin Permit (“Dussafu PSC”) or Block 64 EPSA. However, as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two-year period.

Our primary ongoing source of cash is still dividends from Petrodelta. In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of May 4, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain. We expect Petrodelta to continue to declare and pay dividends in the future; however, we expect that in the near term Petrodelta will reinvest most of its earnings into the company in support of its drilling and appraisal activities. Therefore, there is uncertainty that Petrodelta will declare or pay additional dividends in 2012 or 2013.

Additionally, any dividend received from Petrodelta carries a liability to our non-controlling interest holder, Vinccler, for its 20 percent share. Dividends declared and paid by Petrodelta are paid to HNR Finance, our consolidated subsidiary. HNR Finance must declare a dividend in order for us and Vinccler to receive our respective shares of Petrodelta’s dividends. A dividend from HNR Finance is due upon demand. As of May 1, 2012, Vinccler’s share of the undistributed dividends is $9.0 million inclusive of the unpaid November 2010 dividend. See Note 12 – Related Party Transactions.

We incurred debt during 2010 which has imposed restrictions on us and increased our vulnerability to adverse economic and industry conditions. Our semi-annual interest expense has increased significantly, and our senior convertible notes impose restrictions on us that limit our ability to obtain additional financing. Our ability to meet these covenants is primarily dependent on meeting customary affirmative covenant clauses. Our inability to satisfy the covenants contained in our senior convertible notes would constitute an event of default, if not waived. An uncured default could result in the senior convertible notes becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business. As of March 31, 2012, we were in compliance with all of our long term debt covenants.

At March 31, 2012, we had cash on hand of $33.6 million. We believe that this cash plus cash generated from Petrodelta dividends and funding from debt or equity financing combined with our ability to vary the timing of our capital expenditures is sufficient to fund our operations and capital commitments through at least March 31, 2013. Our senior convertible notes are due March 1, 2013. We expect some, if not all, debt holders will convert their debt into shares of our common stock on or before the March 1, 2013 due date. As of March 31, 2012, $16.0 million of the senior convertible notes had been converted into, or exchanged for, shares of our common stock. However, if the remaining debt is not converted or is only partially converted, we believe that Petrodelta dividends and funding from debt or equity financing combined with our ability to vary the timing of our capital expenditures will be sufficient to repay the outstanding debt at March 1, 2013. However, if the Petrodelta dividend payment is not received or our cash sources and requirements are different than expected, it could have a material adverse effect on our operations.

In order to increase our liquidity to levels sufficient to meet our commitments, we are currently pursuing a number of actions including our ability to delay discretionary capital spending to future periods, possible farm-out or sale of assets, or other monetization of assets as necessary to maintain the liquidity required to run our operations. We continue to pursue, as appropriate, additional actions designed to generate liquidity including seeking financing sources, accessing equity and debt markets, and cost reductions. However, there is no assurance that our plans will be successful. Although we believe that we will have adequate liquidity to meet our near term operating requirements and to remain compliant with the covenants under our long term debt arrangements, the factors described above create uncertainty. Our lack of cash flow and the unpredictability of cash dividends from Petrodelta could make it difficult to obtain financing, and accordingly, there is no assurance adequate financing can be raised. Accordingly, there can be no assurances that any of these possible efforts will be successful or adequate, and if they are not, our financial condition and liquidity could be materially adversely affected.

Reclassifications

Certain items in 2011 have been reclassified to conform to the 2012 financial statement presentation.

Note 3 – Dispositions

Discontinued Operations

On May 17, 2011, we closed the transaction to sell the Antelope Project. The sale had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. We do not have any continuing involvement with the Antelope Project. The related gain on the sale was reported in discontinued operations in the second quarter of 2011.

During the three months ended March 31, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services.

Revenue and net loss on the disposition of the Antelope Project are shown in the table below:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues applicable to discontinued operations	$—	$4,120
Net loss from discontinued operations	(115)	(3,266)

Note 4 – Long-Term Debt

Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Senior convertible notes, unsecured, with interest at 8.25%
See description below	$15,551	$31,535
Less current portion	15,551	—

	$—	$31,535

On February 17, 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes. Under the terms of the notes, interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2010. The senior convertible notes mature on March 1, 2013, unless earlier redeemed, repurchased or converted. The notes are convertible into shares of our common stock at a conversion rate of 175.2234 shares of common stock per $1,000 principal amount of senior convertible notes, equivalent to a conversion price of approximately $5.71 per share of common stock. The notes are general unsecured obligations, ranking equally with all of our other unsecured senior indebtedness, if any, and senior in right of payment to any of our subordinated indebtedness, if any. The notes are also redeemable in certain circumstances at our option and may be repurchased by us at the purchaser’s option in connection with occurrence of certain events.

On October 12, 2011, $0.5 million of the senior convertible notes were converted into 0.1 million shares of common stock at a conversion rate of $5.71 per share. On March 14, 2012, $16.0 million of the senior convertible notes were exchanged for 2.9 million shares of common stock at an effective exchange price of $5.56 per share. In addition, the exchanging holders were issued 0.2 million shares of common stock at $8.16 per share in exchange for foregoing a one-year interest make-whole of $1.3 million.

Financing costs associated with the senior convertible notes offering are being amortized over the remaining life of the notes and are recorded in other assets. The balance for financing costs was $0.4 million at March 31, 2012 (December 31, 2011: $1.0 million).

Note 5 – Commitments and Contingencies

In October 2007, we entered into a Joint Exploration and Development Agreement (“JEDA”) with a private third party with respect to the Antelope Project. On January 11, 2011, in connection with the sale of each party’s interests in the Antelope Project (see Note 3 – Dispositions), we entered into a letter agreement with the private third party wherein the private third party agreed to reimburse us for certain expenses related to the sale of the two parties’ interests in the Antelope Project. The private third party disputes our calculation of the amount owed to us pursuant to the January 11, 2011 letter agreement. On March 11, 2011, we entered into a letter agreement with the private third party regarding certain obligations between the parties related to the JEDA. The private third party disputes our calculation of the amount due pursuant to one of the items in the March 11, 2011 letter agreement. At March 31, 2012, we have a note receivable outstanding from the private third party of $2.7 million (see Note 2 – Summary of Significant Accounting Policies, Notes Receivable), an account receivable from the private third party of $3.1 million, and an account payable outstanding to the private third party of $3.6 million related to the purchase in July 2010 of an incremental 10 percent interest in the Antelope Project. In the event that the dispute is not resolved, the parties would arbitrate pursuant to the JEDA. At this time, we cannot predict the outcome of this dispute with the private third party.

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our subsidiary in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Unless that application is approved, the funds will remain in the blocked account, and we can give no assurance when, or if, OFAC will permit the funds to be released. As of May 4, 2012, our October 26, 2011 application for the return of the blocked funds remains pending with OFAC.

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

On May 4, 2012, Harvest Vinccler learned that the Political Administrative Chamber of the Supreme Court of Justice has issued a decision dismissing one of Harvest Vinccler’s claims against the Libertador Municipality. Harvest Vinccler continues to believe that it has sufficient arguments to maintain its position in accordance to the Venezuelan Constitution. Harvest Vinccler plans to present a request of Constitutional Revision to the Constitutional Chamber of the Supreme Court of Justice once it is notified officially of the decision. Harvest Vinccler is unable to predict the impact of this decision on the remaining outstanding municipality claims and assessments.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.

Note 6 – Operating Segments

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Operations included under the heading “United States” include corporate management, cash management, business development and financing activities performed in the United States and other countries, which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States and other segment and are not allocated to other operating segments.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating Segment Income (Loss)
Venezuela	$12,715	$13,214
Indonesia	(2,476)	(1,418)
Gabon	(1,315)	(342)
Oman	(5,608)	(556)
United States	(4,593)	(6,550)
Discontinued operations (Utah Operations)	(115)	(3,266)

Net income (loss)	$(1,392)	$1,082

	March 31,	December 31,
	2012	2011
	(in thousands)
Operating Segment Assets
Venezuela	$365,497	$348,802
Indonesia	14,388	16,098
Gabon	56,567	56,926
Oman	6,586	7,152
United States	259,404	262,774

	702,442	691,752
Intersegment eliminations	(197,333)	(178,705)

	$505,109	$513,047

Note 7 – Venezuela

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (4.30 Bolivars per U.S. Dollar). However, during the three months ended March 31, 2012, Harvest Vinccler exchanged approximately $0.3 million (March 31, 2011: $0.3 million) through the Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) and received an average exchange rate of 5.17 Bolivars (March 31, 2011: 5.18 Bolivars) per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At March 31, 2012, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 4.4 million Bolivars and 6.6 million Bolivars, respectively. At March 31, 2012, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 885.9 million Bolivars and 2,912.3 million Bolivars, respectively.

Note 8 – Investment in Equity Affiliates

Petrodelta, S.A.

As discussed in previous filings, PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. PDVSA purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures, and PDVSA has fallen behind in certain of its payment obligations to its contractors, including contractors engaged by PDVSA to provide services to Petrodelta. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors, including Harvest Vinccler. As a result, Petrodelta has experienced, and is continuing to experience, difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis is having an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta, and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the three months ended March 31, 2012, Harvest Vinccler advanced to Petrodelta $0.1 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advance. Advances to equity affiliate remained constant at a balance of $2.4 million as of March 31, 2012. During the year ended December 31, 2011, we advanced Petrodelta $0.8 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Although payment is slow, payments continue to be received.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). Windfall Profits Tax is deductible for Venezuelan income tax purposes. Petrodelta recorded $84.7 million for Windfall Profits Tax during the three months ended March 31, 2012 (March 31, 2011: $27.1 million).

One section of the Windfall Profits Tax states that royalties paid to Venezuela are capped at $70 per barrel, but the cap on royalties has not been defined as being applicable to in-cash, in-kind, or both. In October 2011, Petrodelta received instructions from PDVSA that royalties, whether paid in-cash or in-kind, should be reported at $70 per barrel (royalty barrels x $70). The difference between the $70 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. For the three months ended March 31, 2012, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $38.5 million ($12.3 million net to our 32 percent interest). The Windfall Profits Tax went into effect in April 2011; therefore, the $70 per barrel cap on royalty barrels does not affect oil sales for the three months ended March 31, 2011.

Per our interpretation of the amended Windfall Profits Tax, the $70 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. We have applied the $70 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind for the three months ended March 31, 2012. With assistance from Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $70 cap to the 3.33 percent royalty paid in cash for the three months ended March 31, 2012. Net oil sales (oil sales less royalties) are slightly higher, $3.8 million ($1.2 million net to our 32 percent interest), under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels.

In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of May 4, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain.

The sale of oil and gas by Petrodelta to PDVSA is pursuant to a Contract for Sale and Purchase of Hydrocarbons with PDVSA Petroleo S.A. (“PPSA”) (the “Sales Contract”). Crude oil delivered from the Petrodelta fields to PPSA is priced using a market quotations formula that reflects the Merey 16 degrees API crude oil market prices, weighted for the different market destinations where crude is sold. Under the Sales Contract, the crude oil price is adjusted for variations in gravity and sulphur content, commercialization and transportation cost to reflect the actual quality of oil delivered by Petrodelta. This official price formula applied to the Merey 16 by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”) is used for the sales of Petrodelta crude oil with quality close to 16 degrees API to represent actual quality delivered.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, production from the Petrodelta fields, except the El Salto field, flows through Petrodelta’s pipelines into PDVSA’s EPT-1 storage facility. Beginning October 2011, production from the El Salto field flows through PDVSA’s EPM-1 transfer point at PDVSA Morichal. API for the El Salto production varies around 10-12 degrees API compared to 16 degrees API for the other Petrodelta fields. Because of the difference in API, MENPET has applied different gravity and sulphur correction factors to the El Salto production that refers to a heavier crude oil market price formula. These factors and heavier crude market price formula are not included in the Sales Contract. PDVSA is not accepting Petrodelta’s invoicing of the El Salto production because the pricing formula for the heavier crude is not included in the Sales Contract. Until the Sales Contract can be amended to include the new weighting, quality adjustment factors and a market pricing formula that can better reflect this heavier quality of oil, it is most likely that PDVSA will continue to not accept invoices for the El Salto production. Currently, El Salto production of approximately 1.2 million barrels of oil (“MBls”) (0.4 MBls net to our 32 percent interest) valued at $119.2 million ($38.1 million net to our 32 percent interest) covering production months of October 2011 through March 2012 has not been invoiced.

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. This method of calculation overstates the liability for the Sports Law contribution by $0.3 million ($0.1 million net to our 32 percent interest).

Petrodelta’s reporting and functional currency is the U.S. Dollar. HNR Finance owns a 40 percent interest in Petrodelta. Petrodelta’s financial information is prepared in accordance with International Financial Reporting Standards (“IFRS”) which we have adjusted to conform to USGAAP. All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information for Petrodelta has been presented below at March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011:

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Revenues:
Oil sales	$324,497	$226,613
Gas sales	972	726
Royalty	(107,339)	(77,315)

	218,130	150,024

Expenses:
Operating expenses	21,581	14,282
Workovers	5,908	6,475
Depletion, depreciation and amortization	17,922	12,487
General and administrative	4,983	(930)
Windfall profits tax	84,738	27,126

	135,132	59,440

Income from operations	82,998	90,584

Investment Earnings and Other	1	167
Interest expense	(1,913)	(1,272)

Income before Income Tax	81,086	89,479

Current income tax expense	42,070	53,343
Deferred income tax benefit	(13,490)	(25,762)

Net Income	52,506	61,898
Adjustment to reconcile to reported Net Income from
Unconsolidated Equity Affiliate:
Deferred income tax expense	12,041	17,871

Net Income Equity Affiliate	40,465	44,027
Equity interest in unconsolidated equity affiliate	40%	40%

Income before amortization of excess basis in equity affiliate	16,186	17,611
Amortization of excess basis in equity affiliate	(489)	(421)
Conform depletion expense to GAAP	1,061	(81)

Net income from unconsolidated equity affiliate	$16,758	$17,109

	March 31,	December 31,
	2012	2011
	(in thousands)
Current assets	$1,232,620	$979,868
Property and equipment	414,990	409,941
Other assets	164,937	146,499
Current liabilities	1,034,435	808,955
Other liabilities	52,319	53,073
Net equity	725,793	674,280

Note 9 – Indonesia

Operational activities during the three months ended March 31, 2012 included rigging down operations of the drilling rig on the Karama-1 (“KD-1”) location and review of geological and geophysical data obtained from the drilling of the Lariang-1 (“LG-1”) and KD-1 wells. Drilling costs incurred through December 31, 2011 of $26.0 million were expensed to dry hole costs as of December 31, 2011. The remaining costs to plug and abandon the KD-1 and KD-1ST of $0.7 million have been expensed to dry hole costs as of March 31, 2012.

The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed during 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest). However, per the Budong PSC, excessive work done during any period can be offset against another period, so although there is a work commitment in the Budong PSC to perform the geological and geophysical work, we have exceeded this requirement. BPMIGAS has stated that that we have satisfied all work commitments for the current exploration phase of the Budong PSC.

Based on the multiple oil and gas shows encountered in both the LG-1 and KD-1, we are working on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. The Budong PSC represents $7.2 million of unproved oil and gas properties on our March 31, 2012 balance sheet (December 31, 2011: $6.8 million).

Note 10 – Gabon

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources (“Republic of Gabon”), entered into the second exploration phase of the Dussafu PSC with an effective date of May 28, 2007. At that time, it was agreed that the second three-year exploration phase be extended until May 27, 2011, at which time the partners can elect to enter a third exploration phase. In order to complete drilling activities of the first exploratory well, in March 2011, the DGH approved another one year extension to May 27, 2012 of the second exploration phase. We are currently negotiating to extend the second exploration phase for a period of four years with an effective date of May 28, 2012 in order to complete drilling activities of the second exploratory well.

Operational activities during the three months ended March 31, 2012 included processing of the 545 square kilometers of seismic which was acquired in the fourth quarter of 2011. The 3-D Pre-Stack Time Migration (“PSTM”) is expected to be completed by June 2012. Well planning is in progress to drill an exploration well on the Tortue prospect.

We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two year period.

The Dussafu PSC represents $51.7 million of unproved oil and gas properties on our March 31, 2012 balance sheet (December 31, 2011: $50.4 million).

Note 11 – Oman

In 2009, we signed an EPSA with Oman for the Block 64 EPSA. The Block 64 EPSA has a minimum work obligation to reprocess seismic and drill two exploration wells. The parties to the EPSA acknowledged that $22.0 million was indicative of the costs needed to complete the work program during the three-year initial period which expires in May 2013. As of February 29, 2012, we had expended more than $22.0 million and completed the minimum work obligations. We do not have any remaining work commitments for the current exploration phase of the Block 64 EPSA.

Operational activities during the three months ended March 31, 2012 include completion of the drilling of the Al Ghubar North-1 (“AGN-1”), the second exploratory wells on the Block 64 EPSA which spud December 21, 2011. On February 6, 2012, the AGN-1 was plugged and abandoned with gas shows in the Permian Khuff Formation. Drilling costs incurred through December 31, 2011 of $2.8 million were expensed to dry hole costs as of December 31, 2011. The remaining costs to plug and abandon the AGN-1 of $4.8 million have been expensed to dry hole costs as of March 31, 2012.

On October 21, 2011, a Standby Letter of Credit in the amount of $1.2 million was issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Block 64 EPSA. Since drilling has been completed and all amounts owed have been paid, the vendor has agreed to cancel the Standby Letter of Credit prior to its expiration date. The Standby Letter of Credit was cancelled April 18, 2012.

The Block 64 EPSA represents $5.7 million of unproved oil and gas properties on our March 31, 2012 balance sheet (December 31, 2011: $5.3 million).

Note 12 – Related Party Transactions

Dividends declared and paid by Petrodelta are paid to HNR Finance. HNR Finance must declare a dividend in order for the partners, Harvest and Vinccler, to receive their respective shares of Petrodelta’s dividend. Petrodelta has declared two dividends, totaling $33.0 million, which have been received by HNR Finance and one dividend, totaling $12.2 million, which has not yet been received by HNR Finance. HNR Finance has not distributed these dividends to the partners. At March 31, 2012, Vinccler’s share of the undistributed dividends is $9.0 million.

Note 13 – Subsequent Event

We conducted our subsequent events review up through the date of the issuance of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995, as amended [the “PSLRA”]) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the PSLRA, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for undeveloped reserves, drilling risks, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the exploration, operation and development of oil and natural gas properties, risks incumbent to being a noncontrolling interest shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, the Company’s ability to acquire oil and natural gas properties that meet its objectives, availability and cost of drilling rigs and seismic crews, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, lack of liquidity, availability of sufficient financing, estimates of amounts and timing of sales of securities, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2011, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

On March 6, 2012, we announced that we had commenced exclusive negotiations with a third party for the possible sale of our 32 percent interest in Petrodelta. Negotiations are on-going, and there can be no assurance that such negotiations will be successful.

On March 9, 2012, we entered into exchange agreements with certain holders of our 8.25 percent senior convertible notes. These holders were issued 2.9 million shares of common stock at an effective exchange price of $5.56 per share in exchange for $16.0 million in aggregate principal amount of 8.25 percent senior convertible notes and associated interest. In addition, the holders were issued 0.2 million shares of common stock at $8.16 per share in exchange for foregoing a one-year interest make-whole of $1.3 million. The exchange closed on March 14, 2012. Approximately $15.6 million principal amount of the convertible notes remain outstanding.

On March 30, 2012, we announced that we had entered into an equity distribution agreement (the “Agreement”) with Knight Capital America, L.P. (“KCA”), a subsidiary of Knight Capital Group, Inc. relating to an “at-the-market” (“ATM”) offering of shares of our common stock having an aggregate sales price of up to $75.0 million. Under the terms of the Agreement, we may offer and sell shares of our common stock by means of transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market price or at negotiated rates. We are unable to access the ATM facility during blackout periods or when we are in possession of material information which has not been made public. We expect to use any proceeds from this offering for general corporate purposes, including but not limited to, repayment of outstanding borrowings.

Operations

Venezuela

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (4.30 Bolivars per U.S. Dollar). However, during the three months ended March 31, 2012, Harvest Vinccler exchanged approximately $0.3 million (March 31, 2011: $0.3 million) through the Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) and received an average exchange rate of 5.17 Bolivars (March 31, 2011: 5.18 Bolivars) per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At March 31, 2012, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 4.4 million Bolivars and 6.6 million Bolivars, respectively. At March 31, 2012, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 885.9 million Bolivars and 2,912.3 million Bolivars, respectively.

Petrodelta

Petrodelta’s shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Petrodelta’s 2012 capital budget, which has still not been endorsed by Petrodelta’s board, is expected to be between $300 million and $400 million with a significant portion of that total related to infrastructure costs to support the further development of the Temblador and El Salto fields. Petrodelta is considering a third drilling rig arriving in the third quarter of this year. On May 1, 2012, Petrodelta was notified that it could be receiving two additional rigs during the third quarter of 2012.

Due to PDVSA’s liquidity constraints, PDVSA has not been providing the necessary monetary and contractual support required by Petrodelta. Continued underinvestment in the development plan may lead to continued under-performance. As discussed in previous filings, PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. PDVSA purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures, and PDVSA has fallen behind in certain of its payment obligations to its contractors, including contractors engaged by PDVSA to provide services to Petrodelta. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors, including Harvest Vinccler. As a result, Petrodelta is continuing to experience difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis is having an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta, and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the three months ended March 31, 2012, Harvest Vinccler advanced to Petrodelta $0.1 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advance. Advances to equity affiliate remained constant at a balance of $2.4 million as of March 31, 2012. During the year ended December 31, 2011, we advanced Petrodelta $0.8 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Although payment is slow, payments continue to be received. As a Petrodelta contractor, Harvest Vinccler assessed the possibility of recording an allowance for doubtful accounts on its receivable from Petrodelta. After considering many factors, including the slow but continuous payments received from Petrodelta, Harvest Vinccler determined that an allowance for doubtful accounts is not required.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). Windfall Profits Tax is deductible for Venezuelan income tax purposes. Petrodelta recorded $84.7 million for Windfall Profits Tax during the three months ended March 31, 2012 (March 31, 2011: $27.1 million).

One section of the Windfall Profits Tax states that royalties paid to Venezuela are capped at $70 per barrel, but the cap on royalties has not been defined as being applicable to in-cash, in-kind, or both. In October 2011, Petrodelta received instructions from PDVSA that royalties, whether paid in-cash or in-kind, should be reported at $70 per barrel (royalty barrels x $70). The difference between the $70 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. For the three months ended March 31, 2012, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $38.5 million ($12.3 million net to our 32 percent interest). The Windfall Profits Tax went into effect in April 2011; therefore, the $70 per barrel cap on royalty barrels does not affect oil sales for the three months ended March 31, 2011.

Per our interpretation of the amended Windfall Profits Tax, the $70 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. We have applied the $70 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind for the three months ended March 31, 2012. With assistance from Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $70 cap to the 3.33 percent royalty paid in cash for the three months ended March 31, 2012. Net oil sales (oil sales less royalties) are slightly higher, $3.8 million ($1.2 million net to our 32 percent interest), under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels.

In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of May 4, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain.

The sale of oil and gas by Petrodelta to PDVSA is pursuant to a Contract for Sale and Purchase of Hydrocarbons with PDVSA Petroleo S.A. (“PPSA”) (the “Sales Contract”). Crude oil delivered from the Petrodelta fields to PPSA is priced using a market quotations formula that reflects the Merey 16 degrees API crude oil market prices, weighted for the different market destinations where crude is sold. Under the Sales Contract, the crude oil price is adjusted for variations in gravity and sulphur content, commercialization and transportation cost to reflect the actual quality of oil delivered by Petrodelta. This official price formula applied to the Merey 16 by the Ministry of the People’s Power for Energy and Petroleum (“MENPET”) is used for the sales of Petrodelta crude oil with quality close to 16 degrees API to represent actual quality delivered.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, production from the Petrodelta fields, except the El Salto field, flows through Petrodelta’s pipelines into PDVSA’s EPT-1 storage facility. Beginning October 2011, production from the El Salto field flows through PDVSA’s EPM-1 transfer point at PDVSA Morichal. API for the El Salto production varies around 10-12 degrees API compared to 16 degrees API for the other Petrodelta fields. Because of the difference in API, MENPET has applied different gravity and sulphur correction factors to the El Salto production that refers to a heavier crude oil market price formula. These factors and heavier crude market price formula are not included in the Sales Contract. PDVSA is not accepting Petrodelta’s invoicing of the El Salto production because the pricing formula for the heavier crude is not included in the Sales Contract. Until the Sales Contract can be amended to include the new weighting, quality adjustment factors and a market pricing formula that can better reflect this heavier quality of oil, it is most likely that PDVSA will continue to not accept invoices for the El Salto production. Currently, El Salto production of approximately 1.2 million barrels of oil (“MBls”) (0.4 MBls net to our 32 percent interest) valued at $119.2 million ($38.1 million net to our 32 percent interest) covering production months of October 2011 through March 2012 has not been invoiced.

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. This method of calculation overstates the liability for the Sports Law contribution by $0.3 million ($0.1 million net to our 32 percent interest).

During the three months ended March 31, 2012, Petrodelta drilled and completed four development wells, delivered approximately 3.0 MBls of oil and 0.6 billion cubic feet (“Bcf”) of natural gas, averaging 33,944 barrels of oil equivalent (“BOE”) per day. During the three months ended March 31, 2011, Petrodelta drilled and completed three development wells and one successful appraisal well, delivered approximately 2.6 MBls of oil and 0.5 Bcf of natural gas, averaging 28,700 BOE per day.

Currently, Petrodelta is operating two drilling rigs and one workover rig and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields. Plans are underway to build a pipeline connection between the Isleño field and the main production facility at Uracoa as Isleño production is currently being trucked to Uracoa.

Certain operating statistics for the three months ended March 31, 2012 and 2011 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Thousand barrels of oil sold	2,984	2,583
Million cubic feet of gas sold	630	470
Total thousand barrels of oil equivalent	3,089	2,661
Average price per barrel	$108.75	$87.73
Average price per thousand cubic feet	$1.54	$1.54
Cash operating costs ($millions)	$21.6	$14.3
Capital expenditures ($millions)	$26.1	$34.4

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

Budong-Budong Project, Indonesia

The Budong PSC partners are planning to request a four year extension of the initial six-year term which expires on January 16, 2013. Prospects and leads are being matured for both the Lariang and Karama basins. An exploration well is being planned for 2013.

Operational activities during the three months ended March 31, 2012 included rigging down operations of the drilling rig on the Karama-1 (“KD-1”) location and review of geological and geophysical data obtained from the drilling of the Lariang-1 (“LG-1”) and KD-1 wells. Drilling costs incurred through December 31, 2011 of $26.0 million were expensed to dry hole costs as of December 31, 2011. The remaining costs to plug and abandon the KD-1 and KD-1ST of $0.7 million have been expensed to dry hole costs as of March 31, 2012.

The remaining work commitment for the current exploration phase on the Budong-Budong Production Sharing Contract (“Budong PSC”) is for geological and geophysical work to be completed during 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest). However, per the Budong PSC, excessive work done during any period can be offset against another period, so although there is a work commitment in the Budong PSC to perform the geological and geophysical work, we have exceeded this requirement. BPMIGAS has stated that that we have satisfied all work commitments for the current exploration phase of the Budong PSC.

During the three months ended March 31, 2012, we had cash capital expenditures of $6.1 million for plugging and abandonment costs.

Dussafu Project—Gabon

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources (“Republic of Gabon”), entered into the second exploration phase of the Dussafu PSC with an effective date of May 28, 2007. At that time, it was agreed that the second three-year exploration phase be extended until May 27, 2011, at which time the partners can elect to enter a third exploration phase. In order to complete drilling activities of the first exploratory well, in March 2011, the DGH approved another one year extension to May 27, 2012 of the second exploration phase. We are currently negotiating to extend the second exploration phase for a period of four years with an effective date of May 28, 2012 in order to complete drilling activities of the second exploratory well.

Drilling operations on the Dussafu Marin Permit (“Dussafu PSC”) are currently suspended pending further exploration and development activities. The Dussafu Ruche Marin-A (“DRM-1”) information is being used to refine the 3-D seismic depth model and improve our understanding for predicting the Gamba structure under the salt to define potential resources in the nearby satellite structures for future drilling targets. Reservoir characterization and concept engineering studies have started with the aim of evaluating the potential for commerciality of the discovered oil.

Operational activities during the three months ended March 31, 2012 included processing of the 545 square kilometers of seismic which was acquired in the fourth quarter of 2011. The 3-D Pre-Stack Time Migration (“PSTM”) is expected to be completed by June 2012. Pre-Stack Depth processing and reprocessing of the 2005 Inboard 3-D seismic of approximately 1,300 square kilometers is expected to commence in June 2012. Well planning is in progress to drill an exploration well on the Tortue prospect to target stacked pre-salt Gamba and Dentale reservoirs as well as a secondary post-salt Madiela clastic reservoir.

We do not have any remaining work commitments for the current exploration phase of the Dussafu PSC, but as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two year period.

During the three months ended March 31, 2012, we had cash capital expenditures of $1.3 million for seismic processing.

Block 64 EPSA Project—Oman

All work commitments on the Al Ghubar/Qarn Alam License (“Block 64 EPSA”) have been completed and post well studies are being conducted. A one year extension for the Block 64 EPSA was granted until May 2013, at which time we must decide whether to commit to the Second Phase of the Block 64 EPSA. The Second Phase has a three year term.

Operational activities during the three months ended March 31, 2012 include completion of the drilling of the Al Ghubar North-1 (“AGN-1”), the second exploratory wells on the Block 64 EPSA which spud December 21, 2011. On February 6, 2012, the AGN-1 was plugged and abandoned with gas shows in the Permian Khuff Formation. Drilling costs incurred through December 31, 2011 of $2.8 million were expensed to dry hole costs as of December 31, 2011. The remaining costs to plug and abandon the AGN-1 of $4.8 million have been expensed to dry hole costs as of March 31, 2012.

On October 21, 2011, a Standby Letter of Credit in the amount of $1.2 million was issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Block 64 EPSA. Since drilling has been completed and all amounts owed have been paid, the vendor has agreed to cancel the Standby Letter of Credit prior to its expiration date. The Standby Letter of Credit was cancelled April 18, 2012.

During the three months ended March 31, 2012, we incurred $5.2 million for drilling and plugging and abandonment costs.

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

Our cash is being used to fund oil and gas exploration projects and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed in the year 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest). However, per the Budong PSC, excessive work done during any period can be offset against another period, so although there is a work commitment in the Budong PSC to perform the geological and geophysical work, we have exceeded this requirement. BPMIGAS has stated that that we have satisfied all work commitments for the current exploration phase of the Budong PSC. We do not have any remaining work commitments for the current exploration phases of the Dussafu Marin Permit (“Dussafu PSC”) or Block 64 EPSA. However, as of May 28, 2012, the Dussafu PSC enters the third exploration phase. If the partners elect to enter the third exploration phase, there will be a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a two-year period.

Our primary ongoing source of cash is still dividends from Petrodelta. In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of May 4, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain. We expect Petrodelta to continue to declare and pay dividends in the future; however, we expect that in the near term Petrodelta will reinvest most of its earnings into the company in support of its drilling and appraisal activities. Therefore, there is uncertainty that Petrodelta will declare or pay additional dividends in 2012 or 2013.

Additionally, any dividend received from Petrodelta carries a liability to our non-controlling interest holder, Vinccler, for its 20 percent share. Dividends declared and paid by Petrodelta are paid to HNR Finance, our consolidated subsidiary. HNR Finance must declare a dividend in order for us and Vinccler to receive our respective shares of Petrodelta’s dividends. A dividend from HNR Finance is due upon demand. As of May 4, 2012, Vinccler’s share of the undistributed dividends is $9.0 million inclusive of the unpaid November 2010 dividend. See Note 12 – Related Party Transactions.

We incurred debt during 2010 which has imposed restrictions on us and increased our vulnerability to adverse economic and industry conditions. Our semi-annual interest expense has increased significantly, and our senior convertible notes impose restrictions on us that limit our ability to obtain additional financing. Our ability to meet these covenants is primarily dependent on meeting customary affirmative covenant clauses. Our inability to satisfy the covenants contained in our senior convertible notes would constitute an event of default, if not waived. An uncured default could result in the senior convertible notes becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business. As of March 31, 2012, we were in compliance with all of our long term debt covenants.

At March 31, 2012, we had cash on hand of $33.6 million. We believe that this cash plus cash generated from Petrodelta dividends and funding from debt or equity financing combined with our ability to vary the timing of our capital expenditures is sufficient to fund our operations and capital commitments through at least March 31, 2013. Our senior convertible notes are due March 1, 2013. We expect some, if not all, debt holders will convert their debt into shares of our common stock on or before the March 1, 2013 due date. As of March 31, 2012, $16.0 million of the senior convertible notes had been converted into, or exchanged for, shares of our common stock. However, if the remaining debt is not converted or is only partially converted, we believe that Petrodelta dividends and funding from debt or equity financing combined with our ability to vary the timing of our capital expenditures will be sufficient to repay the outstanding debt at March 1, 2013. However, if the Petrodelta dividend payment is not received or our cash sources and requirements are different than expected, it could have a material adverse effect on our operations.

In order to increase our liquidity to levels sufficient to meet our commitments, we are currently pursuing a number of actions including our ability to delay discretionary capital spending to future periods, possible farm-out or sale of assets, or other monetization of assets as necessary to maintain the liquidity required to run our operations. We continue to pursue, as appropriate, additional actions designed to generate liquidity including seeking financing sources, accessing equity and debt markets, and cost reductions. However, there is no assurance that our plans will be successful. Although we believe that we will have adequate liquidity to meet our near term operating requirements and to remain compliant with the covenants under our long term debt arrangements, the factors described above create uncertainty. Our lack of cash flow and the unpredictability of cash dividends from Petrodelta could make it difficult to obtain financing, and accordingly, there is no assurance adequate financing can be raised. Accordingly, there can be no assurances that any of these possible efforts will be successful or adequate, and if they are not, our financial condition and liquidity could be materially adversely affected.

Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(12,343)	$(7,021)
Net cash used in investing activities	(12,985)	(27,245)
Net cash provided by (used in) financing activities	(66)	227

Net decrease in cash	$(25,394)	$(34,039)

At March 31, 2012, we had current assets of $69.3 million and current liabilities of $36.3 million, resulting in working capital of $33.0 million and a current ratio of 1.9:1. This compares with a working capital of $62.6 million and a current ratio of 2.9:1 at December 31, 2011. The decrease in working capital of $29.6 million was primarily due to reclassification of current portion of long-term debt and increases in capital expenditures.

Cash Flow used in Operating Activities. During the three months ended March 31, 2012 and 2011, net cash used in operating activities was approximately $12.3 million and $7.0 million, respectively. The $5.3 million decrease was primarily due to decreases in accounts payable and accrued expenses offset by decreases in accounts and notes receivable.

Cash Flow from Investing Activities. Our cash capital expenditures for property and equipment are summarized in the following table:

	March 31,
	2012	2011
	(in millions)
Budong PSC	$6.1	$5.5
Dussafu PSC	1.3	2.1
Block 64 EPSA	5.2	—
Other projects	—	0.8

Total additions of property and equipment – continuing operations	12.6	8.4
Assets Held for Sale – Antelope Project(1)	—	15.6

Total additions of property and equipment	$12.6	$24.0

(1)	See Notes to Consolidated Financial Statements, Note 4 – Dispositions.

During the three months ended March 31, 2012, we:

•	Incurred $0.4 million of investigatory costs related to various international and domestic exploration studies.

During the three months ended March 31, 2011, we:

•	Received $1.3 million from the sale of our equity investment in Fusion;

•	Deposited $4.5 million as collateral for a standby letter of credit issued in support of the drilling unit to be used on the Gabon PSC; and

•	Incurred $0.03 million of investigatory costs related to various international and domestic exploration studies.

Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures of $25.5 million for 2012 for Indonesia, Gabon and Oman operations will be funded through our existing cash balances, accessing equity and debt markets, and cost reductions. In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

Cash Flow from Financing Activities. During the three months ended March 31, 2012 we:

•	Incurred $0.1 million in legal fees associated with financings.

During the three months ended March 31, 2011, we:

•	Incurred $0.2 million in legal fees associated with financings.

Results of Operations

You should read the following discussion of the results of operations for the three months ended March 31, 2012 and 2011 and the financial condition as of March 31, 2012 and December 31, 2011 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

We reported net loss attributable to Harvest of $1.4 million, or $(0.04) diluted earnings per share, for the three months ended March 31, 2012, compared with net income attributable to Harvest of $1.1 million, or $0.03 diluted earnings per share, for the three months ended March 31, 2011.

Total expenses and other non-operating (income) expense (in millions):

	Three Months Ended
	March 31,		Increase (Decrease)
	2012	2011
Depreciation and amortization	$0.1	$0.1	$—
Exploration expense	1.4	1.2	0.2
Dry hole costs	5.5	—	5.5
General and administrative	5.8	6.7	(0.9)
Investment earnings and other	(0.1)	(0.1)	—
Interest expense	0.4	2.2	(1.8)
Debt conversion expense	2.4	—	2.4
Other non-operating expense	0.3	0.4	(0.1)
Income tax expense (benefit)	(1.2)	0.2	(1.4)

During the three months ended March 31, 2012, we incurred $1.2 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations and $0.2 million related to other general business development activities. During the three months ended March 31, 2011, we incurred $1.1 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations and $0.1 million related to other general business development activities.

During the three months ended March 31, 2012, we expensed to dry hole costs $0.7 million related to the drilling of the KD-1 well on the Budong PSC and $4.8 million related to the drilling of the AGN-1 on the Block 64 EPSA (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations, Budong-Budong Project, Indonesia and Block 64 EPSA Project – Oman).

The decrease in general and administrative costs in the three months ended March 31, 2012 from the three months ended March 31, 2011 was primarily due to lower general office expense and overhead ($0.7 million), employee related costs ($0.7 million) and public relations ($0.1 million) offset by higher travel costs ($0.1 million) and contract services ($0.5 million). Employee related costs in the three months ended March 31, 2011 include $0.4 million of special consideration bonuses related to the sale of the Antelope Project.

Investment earnings and other in the three months ended March 31, 2012 was consistent with the three months ended March 31, 2011.

The decrease in interest expense in the three months ended March 31, 2012 from the three months ended March 31, 2011 was due to the repayment in May 2011 of our $60 million term loan facility and interest capitalized to oil and gas properties of $0.8 million.

During the three months ended March 31, 2012, we incurred debt conversion expense related to the issuance of 0.2 million shares of our common stock in exchange for certain holders of our senior convertible notes foregoing a one-year interest make-whole of $1.3 million. The debt conversion expense consists of bond conversion expenses ($0.6 million), interest expense make-whole provision satisfied by the issuance of 0.2 million common shares ($1.3 million) and legal and other professional fees ($0.5 million).

The decrease in other non-operating expense in the three months ended March 31, 2012 from the three months ended March 31, 2011 was due to costs incurred related to our strategic alternative process and evaluation which resulted in the sale of our Antelope Project.

The decrease in income tax expense in the three months ended March 31, 2012 from the three months ended March 31, 2011 is due to $1.5 million of projected U.S. income tax benefits associated with the carryback to the 2011 income tax year of net operating losses projected to be incurred in the 2012 income tax year. The U.S. income tax benefits are offset by income tax expense for our Netherlands affiliates.

For the three months ended March 31, 2012, net income from unconsolidated equity affiliates reflects an increase in Petrodelta’s revenue from oil sales due to higher sales volumes and prices which was offset by the amended Windfall Profits Tax. The increase in operating expense and workovers in the three months ended March 31, 2012 from the three months ended March 31, 2011 was due to increased oil production. The increase in Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported net income from unconsolidated equity affiliate) in the three months ended March 31, 2012 from the three months ended March 31, 2011 was primarily due to an increase in current tax on increased earnings.

We recorded a $1.3 million gain on the sale of our equity affiliate, Fusion, during the three months ended March 31, 2011.

Discontinued Operations

On May 17, 2011, we closed the transaction to sell the Antelope Project. The sale had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. We do not have any continuing involvement with the Antelope Project. The related gain on the sale was reported in discontinued operations in the second quarter of 2011.

During the three months ended March 31, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services.

Revenue and net loss on the disposition of the Antelope Project are shown in the table below:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues applicable to discontinued operations	$—	$4,120
Net loss from discontinued operations	(115)	(3,266)

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange losses attributable to our international operations were minimal for the three months ended March 31, 2012 and 2011. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010 and again in January 2011. On January 4, 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Bolivars per U.S. Dollar exchange rate with an effective date of January 1, 2011.

Harvest Vinccler and Petrodelta do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). However, during the three months ended March 31, 2012, Harvest Vinccler exchanged approximately $0.3 million through SITME and received an average exchange rate of 5.17 Bolivars per U.S. Dollar. The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. Petrodelta does not have, and has not had, any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate. Harvest Vinccler currently does not have any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes of the situation in Venezuela, our exploration program and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. The information about market risk for the three months ended March 31, 2012 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended December  31, 2011.

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

Based on their evaluation as of March 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2012, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On May 4, 2012, Harvest Vinccler learned that the Political Administrative Chamber of the Supreme Court of Justice has issued a decision dismissing one of Harvest Vinccler’s claims against the Libertador Municipality. Harvest Vinccler continues to believe that it has sufficient arguments to maintain its position in accordance to the Venezuelan Constitution. Harvest Vinccler plans to present a request of Constitutional Revision to the Constitutional Chamber of the Supreme Court of Justice once it is notified officially of the decision. Harvest Vinccler is unable to predict the impact of this decision on the remaining outstanding municipality claims and assessments.

See our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of other legal proceedings. There have been no material developments in other such legal proceedings since the filing of such Annual Report.

Item 1A. Risk Factors

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act 2010, which is broader in scope than the FCPA, generally prohibit companies and their intermediaries from making improper payments to government and other officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. Despite our training and compliance programs, we cannot be assured that our internal control policies and procedures will always protect us from acts of corruption committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

See our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A Risk Factors for a description of other risk factors. There have been no material developments in such risk factors since the filing of such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2012, we closed transactions contemplated by exchange agreements we entered into with certain holders of our 8.25 percent senior convertible notes pursuant to which such noteholders exchanged $16.0 million principal amount of the notes for 2.9 million shares of our common stock, resulting in an effective exchange price of $5.56 per share. In addition, in lieu of cash, we issued to the noteholders 0.2 million shares of common stock at $8.16 per share in exchange for foregoing a one year interest make-whole of $1.3 million. After giving effect to the exchange, approximately $15.6 million principal amount of the notes remain outstanding. The common stock was offered to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended.

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

HARVEST NATURAL RESOURCES, INC.

Dated: May 10, 2012	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: May 10, 2012	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President—Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document