Form 10-Q
period 2012-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2012-11-09
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

At October 26, 2012, 39,424,279 shares of the Registrant’s Common Stock were outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,419	$58,946
Restricted cash	—	1,200
Receivables, net:
Dividend receivable – equity affiliate	—	12,200
Joint interest and other	3,411	14,342
Note receivable	—	3,335
Advances to equity affiliate	2,690	2,388
Deferred income taxes	2,628	2,628
Prepaid expenses and other	2,435	728

TOTAL CURRENT ASSETS	31,583	95,767
OTHER ASSETS	5,730	5,427
LONG-TERM RECEIVABLE – DIVIDEND, EQUITY AFFILIATE	12,200	—
INVESTMENT IN EQUITY AFFILIATE	404,705	345,054
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	72,181	65,671
Other administrative property	3,247	3,176

TOTAL PROPERTY AND EQUIPMENT	75,428	68,847
Accumulated depreciation and amortization	(2,364)	(2,048)

TOTAL PROPERTY AND EQUIPMENT, NET	73,064	66,799

TOTAL ASSETS	$527,282	$513,047

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$952	$7,381
Accounts payable, carry obligation	—	3,596
Accrued expenses	9,164	15,247
Accrued interest	679	1,372
Deferred tax liability	4,835	4,835
Income taxes payable	1,579	718
Current portion of long-term debt	9,000	—

TOTAL CURRENT LIABILITIES	26,209	33,149
OTHER LONG-TERM LIABILITIES	1,054	908
LONG-TERM DEBT	—	31,535
COMMITMENTS AND CONTINGENCIES (See Note 6)	—	—

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $ 0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $ 0.01 a share; authorized 80,000 shares at September 30, 2012 (December 31, 2011: 80,000 shares); issued 45,181 shares at September 30, 2012 (December 31, 2011: 40,625 shares)	452	406
Additional paid-in capital	264,329	236,192
Retained earnings	205,868	193,283
Treasury stock, at cost, 6,527 shares at September 30, 2012 (December 31, 2011: 6,521 shares)	(66,145)	(66,104)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	404,504	363,777
NONCONTROLLING INTEREST	95,515	83,678

TOTAL EQUITY	500,019	447,455

TOTAL LIABILITIES AND EQUITY	$527,282	$513,047

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands, except per share data)
EXPENSES
Depreciation and amortization	$106	$111	$316	$354
Exploration expense	1,475	1,575	4,200	7,414
Dry hole costs	—	—	5,617	—
General and administrative	5,080	4,291	17,446	18,015

	6,661	5,977	27,579	25,783

LOSS FROM OPERATIONS	(6,661)	(5,977)	(27,579)	(25,783)

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	82	159	231	544
Interest expense	(19)	(806)	(447)	(4,722)
Debt conversion expense	(958)	—	(3,360)	—
Loss on extinguishment of debt	—	—	—	(9,682)
Other non-operating expenses	(1,078)	(316)	(2,801)	(991)
Foreign currency transaction loss	(24)	(43)	(94)	(86)

	(1,997)	(1,006)	(6,471)	(14,937)

LOSS FROM CONSOLIDATED COMPANIES CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,658)	(6,983)	(34,050)	(40,720)

INCOME TAX EXPENSE (BENEFIT)	1,126	226	(520)	708

LOSS FROM CONSOLIDATED COMPANIES CONTINUING OPERATIONS	(9,784)	(7,209)	(33,530)	(41,428)

NET INCOME FROM UNCONSOLIDATED EQUITY AFFILIATES	20,232	18,476	59,651	55,216

NET INCOME FROM CONTINUING OPERATIONS	10,448	11,267	26,121	13,788

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	—	—	(1,699)	(2,786)
Gain on sale of assets	—	36	—	103,969
Income tax expense	(595)	—	—	(5,748)

Income (loss) from discontinued operations	(595)	36	(1,699)	95,435

NET INCOME	9,853	11,303	24,422	109,223

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	4,036	3,592	11,837	10,650

NET INCOME ATTRIBUTABLE TO HARVEST	$5,817	$7,711	$12,585	$98,573

NET INCOME ATTRIBUTABLE TO HARVEST PER COMMON SHARE:
(See Note 2 – Summary of Significant Accounting Policies, Earnings Per Share):
Basic	$0.15	$0.23	$0.34	$2.89

Diluted	$0.15	$0.20	$0.34	$2.48

COMPREHENSIVE INCOME	$5,817	$7,711	$12,585	$98,573

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at January 1, 2011	40,103	$401	$230,362	$139,389	$(65,543)	$69,501	$374,110

Issuance of common shares:
Exercise of stock options	167	2	922	—	—	—	924
Restricted stock awards	273	2	2,028	—	—	—	2,030
Employee stock-based compensation	—	—	2,611	—	—	—	2,611
8.25% senior convertible notes	82	1	464	—	—	—	465
Discount on debt	—	—	(2,730)	—	—	—	(2,730)
Purchase of treasury shares	—	—	—	—	(561)	—	(561)
Tax benefits related to equity compensation	—	—	2,535	—	—	—	2,535
Net Income	—	—	—	53,894	—	14,177	68,071

Balance at December 31, 2011	40,625	406	236,192	193,283	(66,104)	83,678	447,455

Issuance of common shares:
Exercise of stock options	112	1	699	—	—	—	700
Restricted stock awards	179	2	1,350	—	—	—	1,352
Employee stock-based compensation	—	—	1,458	—	—	—	1,458
8.25% senior convertible notes	4,265	43	24,630	—	—	—	24,673
Purchase of treasury shares	—	—	—	—	(41)	—	(41)
Net Income	—	—	—	12,585	—	11,837	24,422

Balance at September 30, 2012	45,181	$452	$264,329	$205,868	$(66,145)	$95,515	$500,019

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,422	$109,223
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	316	1,164
Dry hole costs	5,617	—
Impairment of long-lived assets	—	4,707
Allowance for account and note receivable	5,180	—
Write-off of accounts payable, carry obligation	(3,596)	—
Amortization of debt financing costs	898	753
Amortization of discount on debt	—	816
Gain on sale of assets	—	(103,969)
Debt conversion expense	2,502	—
Loss on early extinguishment of debt	—	7,533
Net income from unconsolidated equity affiliate	(59,651)	(55,216)
Share-based compensation-related charges	2,809	3,659
Changes in operating assets and liabilities:
Receivables	9,086	(5,971)
Advances to equity affiliate	(302)	(582)
Prepaid expenses and other	(1,693)	2,330
Accounts payable	(6,429)	6,558
Accrued expenses	(1,562)	(1,533)
Accrued interest	(1,329)	(1,269)
Other long-term liabilities	146	(877)
Income taxes payable	861	2,834

NET CASH USED IN OPERATING ACTIVITIES	(22,725)	(29,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	217,833
Additions of property and equipment	(16,252)	(58,474)
Additions to assets held for sale	—	(31,422)
Proceeds from sale of equity affiliate	—	1,385
Decrease in restricted cash	1,200	—
Investment costs	(984)	(876)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,036)	128,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	700	924
Payments of long-term debt	—	(60,000)
Financing costs	(466)	(189)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	234	(59,265)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,527)	39,341

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,946	58,703

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,419	$98,044

Supplemental Schedule of Noncash Investing and Financing Activities:

During the nine months ended September 30, 2012, we settled 70,994 restricted stock units with Harvest common stock valued at $0.4 million. Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 7,789 shares being added to treasury stock at cost. See Note 5 – Long-Term Debt for a discussion of other non-cash equity transactions.

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

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2012, and the results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“USGAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Third-party interests in our majority-owned subsidiaries are presented as noncontrolling interests.

Presentation of Comprehensive Income

We adopted Accounting Standards Update (“ASU”) No. 2011-05 (ASU 2011-05), which is included in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income” (“ASC 220”), effective January 1, 2012 and have elected to utilize the “single continuous statement” for presentation of all nonowner changes in stockholders’ equity.

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

Restricted Cash

Restricted cash is classified as current or non-current based on the terms of the agreement. Restricted cash at December 31, 2011 represents cash held in a U.S. bank used as collateral for a standby letter of credit issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on the Block 64 EPSA (see Note 13 – Oman). The restricted cash was returned to us on April 18, 2012.

Financial Instruments

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes payable. Cash and cash equivalents are placed with commercial banks with high credit ratings. This diversified investment policy limits our exposure both to credit risk and to concentrations of credit risk.

Current portion of long-term debt at September 30, 2012 consisted of $9.0 million of fixed-rate unsecured senior convertible notes maturing on March 1, 2013 unless earlier redeemed, purchased or converted. Total long-term debt at December 31, 2011 consisted of $31.5 million of fixed-rate unsecured senior convertible notes maturing on March 1, 2013 unless earlier redeemed, purchased or converted. See Note 5 – Long-Term Debt.

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

Our note receivable related to a prospect leasing cost financing arrangement. The note receivable plus accrued interest was approximately $3.3 million at December 31, 2011, and was secured by a portion of the production from the Bar F #1-20-3-2 in Utah. See Note 6 – Commitments and Contingencies for a discussion of the settlement of the note receivable.

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

At September 30, 2012, other assets consisted of $1.0 million of investigative costs, $0.3 million of deferred financing costs and $3.7 million of long-term VAT receivable. At December 31, 2011, other assets consisted of $0.4 million of investigative costs, $1.0 million of deferred financing costs and $3.3 million of long-term VAT receivable. During the nine months ended September 30, 2012, $0.7 million of investigative costs were reclassified to expense.

Other Assets at September 30, 2012 also includes a blocked payment of $0.7 million (December 31, 2011: $0.7 million) net to our 66.667 percent interest related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). See Note 6 – Commitments and Contingencies.

Investment in Equity Affiliates

We evaluate our investments in unconsolidated companies under ASC 323, “Investments – Equity Method and Joint Ventures.” Investments in which we have significant influence are accounted for under the equity method of accounting. Under the equity method, Investment in Equity Affiliates is increased by additional investments and earnings and decreased by dividends and losses. We review our Investment in Equity Affiliates for impairment whenever events and circumstances indicate a loss in investment value is other than a temporary decline.

There are many factors to consider when evaluating an equity investment for possible impairment. Currency devaluations, inflationary economies, and cash flow analysis are some of the factors we consider in our evaluation for possible impairment. At September 30, 2012, there were no events that would indicate that our equity investment in Petrodelta had sustained a loss in value that is other than temporary.

Property and Equipment

We use the successful efforts method of accounting for oil and gas properties. The major components of property and equipment are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Unproved property costs	$69,079	$62,842
Oilfield inventories	3,102	2,829
Other administrative property	3,247	3,176

Total property and equipment	75,428	68,847
Accumulated depreciation and amortization	(2,364)	(2,048)

Total property and equipment, net	$73,064	$66,799

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the three and nine months ended September 30, 2012, we capitalized interest costs of $0.4 million and $1.7 million, respectively, for qualifying oil and gas property additions. During the three and nine months ended September 30, 2011, we capitalized interest costs of $0.6 million and $1.6 million, respectively, for qualifying oil and gas property.

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

•

Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Our Level 1 fair value measurements consist of cash and cash equivalents in a money market fund comprised of high quality, short term investments with minimal credit risk. At September 30, 2012, the carrying value and fair value of our cash and cash equivalents held in money market funds was $17.8 million (December 31, 2011: $51.4 million).

•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Our Level 2 fair value measurements consist of our senior convertible notes. The estimated fair value of our senior convertible notes is based on the most recent market trades of the debt and weighted by the size of the trades. As of September 30, 2012, the carrying value of our senior convertible notes was $9.0 million (December 31, 2011: $31.5 million). As of September 30, 2012, the estimated fair value of our senior convertible notes was $15.8 million (December 31, 2011: $39.2 million).

•

Level 3 inputs are unobservable inputs for the asset or liability. Valuation techniques include pricing models and discounted cash flow models in which one or more significant inputs are unobservable, including our own assumptions. The pricing model incorporates transaction details such as contractual terms, maturity and, in certain instances, timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of marketplace participants. Our Level 3 fair value measurements consist of our note receivable. The note receivable is not publicly traded and not easily transferable. As of September 30, 2012, our note receivable had been settled (see Note 6 – Commitments and Contingencies). The estimated fair value of our note receivable approximates the note receivable carrying value of $3.3 million at December 31, 2011.

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended September 30,
	2012	2011
	(in thousands, except per share data)
Income from continuing operations(a)	$6,412	$7,675
Discontinued operations	(595)	36

Net income attributable to Harvest	$5,817	$7,711

Weighted average common shares outstanding	38,067	34,174
Effect of dilutive securities	713	4,381

Weighted average common shares, diluted	38,780	38,555

Basic Earnings Per Share:
Income from continuing operations	$0.17	$0.23
Income from discontinued operations	(0.02)	—

Basic earnings per share	$0.15	$0.23

Diluted Earnings Per Share:
Income from continuing operations	$0.17	$0.20
Income from discontinued operations	(0.02)	—

Diluted earnings per share	$0.15	$0.20

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except per share data)
Income from continuing operations(a)	$14,284	$3,138
Discontinued operations	(1,699)	95,435

Net income attributable to Harvest	$12,585	$98,573

Weighted average common shares outstanding	36,780	34,053
Effect of dilutive securities	234	5,694

Weighted average common shares, diluted	37,014	39,747

Basic Earnings Per Share:
Income from continuing operations	$0.39	$0.09
Income (loss) from discontinued operations	(0.05)	2.80

Basic earnings per share	$0.34	$2.89

Diluted Earnings Per Share:
Income from continuing operations	$0.39	$0.08
Income (loss) from discontinued operations	(0.05)	2.40

Diluted earnings per share	$0.34	$2.48

(a)	Includes net income attributable to noncontrolling interest.

The three months ended September 30, 2012 per share calculations above exclude 2.9 million options and 1.6 million warrants because they were anti-dilutive. The three months ended September 30, 2011 per share calculations above exclude 0.7 million options and 1.6 million warrants because they were anti-dilutive.

The nine months ended September 30, 2012 per share calculations above exclude 3.1 million options and 1.6 million warrants because they were anti-dilutive. The nine months ended September 30, 2011 per share calculations above exclude 0.7 million options and 1.6 million warrants because they were anti-dilutive.

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

Our operations are subject to various risks inherent in foreign operations. These risks may include, among other things, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection, civil unrest, strikes and other political risks, increases in taxes and governmental royalties, being subject to foreign laws, legal systems and the exclusive jurisdiction of foreign courts or tribunals, renegotiation of contracts with governmental entities, changes in laws and policies, including taxes, governing operations of foreign-based companies, currency restrictions and exchange rate fluctuations and other uncertainties arising out of foreign government sovereignty over our international operations. Our international operations may also be adversely affected by the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, laws and policies of the United States affecting foreign policy, foreign trade, taxation and the possible inability to subject foreign persons to the jurisdiction of the courts in the United States.

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

Petrodelta currently represents our only source of earnings. Petrodelta also has a material impact on our results of operations for any quarter or annual reporting period. See Note 10 – Investment in Equity Affiliate – Petrodelta. Petrodelta operates under a business plan, the success of which relies heavily on the market price of oil. To the extent that market prices of oil decline, the business plan, and thus our equity investment and/or operations and/or profitability, could be adversely affected.

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

On June 21, 2012, we and our wholly owned subsidiary HNR Energia entered into a share purchase agreement (the “SPA”) with PT Pertamina (Persero), a state-owned limited liability company existing under the laws of Indonesia (“Buyer”) for the sale of our interest in Venezuela for a cash purchase price of $725.0 million. See Note 4 – Dispositions, Share Purchase Agreement (“SPA”). We cannot assure you that the SPA will be consummated. The consummation of the SPA is subject to the satisfaction or waiver of a number of conditions, including, among others, the requirement that approvals are received from the Government of the Bolivarian Republic of Venezuela, the Government of the Republic of Indonesia, and the majority of our stockholders; requirements with respect to the accuracy of the representations and warranties of the parties to the SPA; and requirements with respect to the satisfaction or waiver of the covenants and obligations of the parties to the SPA. In addition, the SPA may be terminated in certain circumstances under the terms of the SPA. We cannot guarantee that the parties to the SPA will be able to meet all of the closing conditions of the SPA. If we are unable to meet all of the closing conditions, the Buyer would not be obligated to close the SPA. We also cannot be sure that circumstances, such as a material adverse effect, will not arise that would also allow the Buyer to terminate the SPA prior to closing. If the SPA does not close, our Board of Directors will be forced to evaluate other alternatives, which may be less favorable to us than the SPA. There can be no assurances as to whether this transaction will close or whether we will receive any cash proceeds related to the SPA.

Our cash is being used to fund oil and gas exploration projects, debt, interest, and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We do not have any remaining work commitments for the current exploration phases of the Budong PSC or Block 64 EPSA. We entered the third exploration phase of the Dussafu PSC on May 28, 2012. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period (see Note 12 – Gabon). This work commitment is non-discretionary; however, we do have the ability to control the pace of expenditures. In July 2012, we signed a contract for a semi-submersible drilling rig to drill an exploration well on the Gabon PSC. In the event that we elect to terminate the contract prior to the rig’s arrival on-site, we are obligated to compensate the drilling company $5.0 million ($3.3 million net to our 66.667 percent interest) for liquidated damages. Liquidating damages for other contract commitments in the event that we do not drill the well on the Gabon PSC total $0.2 million ($0.1 million net to our 66.667 percent interest). See Note 12 – Gabon.

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. On May 17, 2011, we closed the transaction to sell the Antelope Project. The transaction had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflected increases to the purchase price for customary adjustments and deductions for transaction related costs (see Note 4 – Dispositions – Discontinued Operations).

Between Petrodelta’s formation in October 2007 and June 2010, Petrodelta declared and paid dividends of $105.5 million to HNR Finance, B.V. (“HNR Finance”), a wholly owned subsidiary of Harvest Holding ($84.4 million net to our 32 percent interest). In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend was ratified by Petrodelta’s shareholders in March 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, this dividend has not yet been received, although it is due and payable. There is uncertainty of the timing of receipt of the dividend receivable from Petrodelta and whether Petrodelta will declare or pay additional dividends in the future. See Note 14 – Related Party Transactions for a discussion of our obligations to our non-controlling interest holder, Vinccler, for any dividend received from Petrodelta. Also, any receipt of dividends while the SPA is active would become a purchase price adjustment under the SPA. To reflect our support of Petrodelta’s planned 2013 drilling program which will require all accumulated and available cash flow to support, we reclassified the dividend receivable to long-term at September 30, 2012. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected, or facts and circumstances surrounding our investment change, our results of operations and our investment in Petrodelta could be adversely impacted.

Currently, our source of cash is expected to be generated by accessing the debt and/or equity markets. On March 30, 2012, we announced that we had entered into an equity distribution agreement (the “Agreement”) with Knight Capital America, L.P. (“KCA”), a subsidiary of Knight Capital Group, Inc. relating to an “at-the-market” (“ATM”) offering of shares of our common stock having an aggregate sales price of up to $75.0 million. Under the terms of the Agreement, we may offer and sell shares of our common stock by means of transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market price or at negotiated rates. We are unable to access the ATM during blackout periods or when we are in possession of material information which has not been made public. As of September 30, 2012, we have not accessed the ATM. On October 12, 2012, we announced the sale of $79.8 million aggregate principal amount of 11 percent senior unsecured notes due October 11, 2014. See Note 16 – Subsequent Event.

We incurred debt during 2010 which has imposed restrictions on us and increased our vulnerability to adverse economic and industry conditions. Our senior convertible notes impose restrictions on us that limit our ability to obtain additional financing. Our ability to meet these covenants is primarily dependent on meeting customary affirmative covenant clauses. Our inability to satisfy the covenants contained in our senior convertible notes would constitute an event of default, if not waived. An uncured default could result in the senior convertible notes becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business. As of September 30, 2012, we were in compliance with all of our debt covenants.

Our senior convertible notes are due March 1, 2013. As of September 30, 2012, $22.5 million of the senior convertible notes had been converted into, or exchanged for, shares of our common stock. On October 11, 2012, $3.0 million of the remaining senior convertible notes were converted into shares of our common stock under the terms of the indenture governing the senior convertible notes, and $6.0 million face value of the remaining senior convertible notes was exchanged for $10.5 million in principal amount of the 11 percent senior unsecured debt issued October 11, 2012. See Note 16 – Subsequent Event.

Our ability to continue as a going concern depends upon the success of our planned exploration and development activities and the ability to secure additional financing as needed to secure our current operations. There can be no guarantee of future capital acquisition, fundraising or explorations success or that we will realize the value of our unevaluated exploratory well costs. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We believe that we will continue to be successful in securing any funds necessary to continue as a going concern. However, our current cash position and our ability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

Note 4 – Dispositions

Share Purchase Agreement (“SPA”)

On June 21, 2012, we and our wholly owned subsidiary HNR Energia entered into a SPA with PT Pertamina (Persero), a state-owned limited liability company existing under the laws of Indonesia (“Buyer”). HNR Energia is a private company with limited liability under the laws of Curacao. HNR Energia owns 80 percent of the equity interest of Harvest Holding, which owns 40 percent of the equity interest of Petrodelta. Vinccler, who owns the other 20 percent equity interest of Harvest Holding, is not a party to the transaction.

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

Contemporaneously with signing the SPA, Buyer deposited 15 percent of the $725.0 million purchase price, or $108.8 million, in escrow. The deposit constitutes liquidated damages, and if Buyer defaults, our sole remedy is to retain the deposit and any earned interest. The deposit and any earned interest will be returned to Buyer if the SPA is terminated for any other reason, including if the approval by our stockholders, Buyer’s shareholder or the Government of Venezuela is not obtained. The purchase deposit was received by the escrow agent on June 22, 2012.

We have agreed not to solicit other offers to acquire Harvest as a whole or the Petrodelta assets while the SPA is in effect. If we receive an unsolicited superior proposal before our stockholders have approved the transaction, we may enter into discussions with the potential purchaser. We have the right to terminate the SPA and accept a superior proposal if we first offer Buyer the opportunity to modify the transaction so that the competing offer is no longer superior and pay Buyer a break-up fee equal to three percent of the purchase price, or $21.8 million.

Under the SPA, the parties met during the week of September 5, 2012, to assess progress toward obtaining the required governmental approvals and satisfaction of other conditions to closing. The parties agreed to continue pursuing the various approvals required to close the transaction.

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

During the nine months ended September 30, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services, write-offs of $5.2 million of accounts and note receivable and $3.6 million of accounts payable, carry obligation related to the settlement of all outstanding claims with a private third party on the Antelope Project (see Note 2 – Summary of Significant Accounting Policies, Notes Receivable and Note 6 – Commitments and Contingencies), and approximately $0.6 million of income tax benefit was reclassified from discontinued operations to continuing operations during the quarter ended September 30, 2012.

Revenue and net loss on the disposition of the Antelope Project are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Revenue applicable to discontinued operations	$—	$—	$—	$6,488
Net income (loss) from discontinued operations	$(595)	$36	$(1,699)	$95,435

Note 5 – Long-Term Debt

Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Senior convertible notes, unsecured, with interest at 8.25%
See description below	$9,000	$31,535
Less current portion	9,000	—

Long term portion	$—	$31,535

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

In October 2011, $0.5 million of the senior convertible notes were converted into 0.1 million shares of common stock at a conversion rate of $5.71 per share. In March 2012, $16.0 million of the senior convertible notes were exchanged for 2.9 million shares of common stock at an effective exchange price of $5.56 per share. In addition, the exchanging holders were issued 0.1 million shares of common stock at $8.16 per share in exchange for foregoing a one-year interest make-whole of $1.3 million. In August 2012, $6.5 million of the senior convertible notes were exchanged for 1.2 million shares of common stock at an effective exchange price of $5.60 per share. In addition, the exchanging holders were issued 0.1 million shares of common stock at an average price of $9.13 per share in exchange for foregoing a one-year interest make-whole of $0.5 million.

Financing costs associated with the senior convertible notes offering are being amortized over the remaining life of the notes and are recorded in other assets. The balance for financing costs was $0.3 million at September 30, 2012 (December 31, 2011: $1.0 million).

Note 6 – Commitments and Contingencies

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 (“KD-1”) drilling site. The claim asserts that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS, Indonesia’s oil and gas regulatory authority. The claimant is seeking compensation of 16 billion Indonesia Rupiah (approximately $1.7 million, $1.1 million net to our 64.51 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. The formal mediation hearing to assess the conflicting claims of ownership scheduled for August 9, 2012 failed to resolve the claim, and a formal court hearing was scheduled for October 30, 2012. Counsel for the claimant was not prepared to submit written evidence and the hearing was adjourned until November 13, 2012. We and the Budong PSC operator dispute the landowner’s claim and plan to vigorously defend against it.

In May 2012, Newfield Production Company (“Newfield”) filed notice pursuant to the Purchase and Sale Agreement between Harvest (US) Holdings, Inc. (“Harvest US”), a wholly owned subsidiary of Harvest, and Newfield dated March 21, 2011 (the “PSA”) of a potential environmental claim involving certain wells drilled on the Antelope Project. The claim asserts that locations constructed by Harvest US were built on, within, or otherwise impact or potentially impact wetlands and other water bodies. The notice asserts that to the extent of potential penalties or other obligations that might result from potential violations that Harvest US indemnifies Newfield pursuant to the PSA. In June 2012, we provided Newfield with notice pursuant to the PSA (1) denying that Newfield has any right to indemnification from us, (2) alleging that any potential environmental claim related to Newfield’s notice would be an assumed liability under the PSA and (3) asserting that Newfield indemnify us pursuant to the PSA. We dispute Newfield’s claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.

In October 2007, we entered into a Joint Exploration and Development Agreement (“JEDA”) with a private third party with respect to the Antelope Project. On January 11, 2011, in connection with the sale of each party’s interests in the Antelope Project (see Note 4 – Dispositions), we entered into a letter agreement with the private third party wherein the private third party agreed to reimburse us for certain expenses related to the sale of the two parties’ interests in the Antelope Project. The private third party disputed our calculation of the amount owed to us pursuant to the January 11, 2011 letter agreement. On March 11, 2011, we entered into a letter agreement with the private third party regarding certain obligations between the parties related to the JEDA. The private third party disputed our calculation of the amount due pursuant to one of the items in the March 11, 2011 letter agreement. At March 31, 2012, we had a note receivable outstanding from the private third party of $3.3 million (see Note 2 – Summary of Significant Accounting Policies, Notes Receivable), an account receivable from the private third party of $2.7 million, and an account payable outstanding to the private third party of $3.6 million related to the purchase in July 2010 of an incremental 10 percent interest in the Antelope Project. On June 13, 2012, the parties agreed to settle all outstanding claims for $0.8 million net account receivable to Harvest, which resulted in a $1.6 million loss on settlement recorded in discontinued operations. Payment was received September 19, 2012.

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our subsidiary in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Unless that application is approved, the funds will remain in the blocked account, and we can give no assurance when, or if, OFAC will permit the funds to be released. As of November 3, 2012, our October 26, 2011 application for the return of the blocked funds remains pending with OFAC.

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

On May 4, 2012, Harvest Vinccler learned that the Political Administrative Chamber of the Supreme Court of Justice has issued a decision dismissing one of Harvest Vinccler’s claims against the Libertador Municipality. Harvest Vinccler continues to believe that it has sufficient arguments to maintain its position in accordance with the Venezuelan Constitution. Harvest Vinccler plans to present a request of Constitutional Revision to the Constitutional Chamber of the Supreme Court of Justice once it is notified officially of the decision. As of November 3, 2012, Harvest Vinccler has not received official notification of the decision. Harvest Vinccler is unable to predict the impact of this decision on the remaining outstanding municipality claims and assessments.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.

Note 7 – Taxes

Taxes on Income

During the nine months ended September 30, 2012, we recorded a tax benefit as a result of the projected U.S. tax loss from operations for the year 2012. The amount of benefit is limited to the amount of the loss that is expected to be utilized. In September 2012, we filed our 2011 U.S. corporate income tax return, which reflected taxable income for the year of approximately $8.0 million. Therefore, the loss carryback benefit was $2.8 million, utilizing the U.S. tax rate of 35 percent. On a worldwide basis, this resulted in an overall tax benefit of $1.8 million.

Our effective tax rate is low compared to the U.S. statutory rate due to net operating losses incurred in the U.S. which we are not able to fully obtain a tax benefit. The effective tax rate is further diluted when the overall tax benefit resulting from the U.S. tax loss is compared to our worldwide loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Segment Income (Loss)
Venezuela	$15,372	$13,918	$45,820	$41,247
Indonesia	(1,291)	(1,557)	(4,992)	(4,571)
Gabon	(1,732)	(620)	(4,717)	(1,679)
Oman	(704)	(544)	(7,235)	(1,589)
United States	(5,233)	(3,522)	(14,592)	(30,270)
Discontinued operations (Antelope Project)	(595)	36	(1,699)	95,435

Net income attributable to Harvest	$5,817	$7,711	$12,585	$98,573

	September 30, 2012	December 31, 2011
	(in thousands)
Operating Segment Assets
Venezuela	$408,550	$348,802
Indonesia	13,005	16,098
Gabon	57,420	56,926
Oman	6,669	7,152
United States	251,054	262,774

	736,698	691,752
Intersegment eliminations	(209,416)	(178,705)

Total Assets	$527,282	$513,047

Note 9 – Venezuela

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (4.30 Bolivars per U.S. Dollar). However, during the three months ended September 30, 2012, Harvest Vinccler exchanged approximately $0.4 million (three months ended September 30, 2011: $0.3 million) through the Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) and received an average exchange rate of 5.23 Bolivars (three months ended September 30, 2011: 5.15 Bolivars) per U.S. Dollar. During the nine months ended September 30, 2012, Harvest Vinccler exchanged approximately $1.0 million (nine months ended September 30, 2011: $0.7 million) through SITME and received an average exchange rate of 5.17 Bolivars (nine months ended September 30, 2011: 5.17 Bolivars) per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At September 30, 2012, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 5.6 million Bolivars and 8.6 million Bolivars, respectively. At September 30, 2012, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 236.9 million Bolivars and 3,570.4 million Bolivars, respectively.

On May 7, 2012, the Organic Law on Employment, Male and Female Workers (“Labor Law”) was published in the Official Gazette, the official government publication where laws, decrees, resolutions, instructions, and other regulations of general interest issued by the central government of Venezuela are published in order to make those acts valid and official. The Labor Law has 554 Articles divided into ten Titles and heavily favors employees over employers. The Labor Law’s purpose is to regulate the relations between workers and employers. In August 2012, the labor contract between PDVSA and the labor union was signed. The new labor contract awarded salary increases to both union and non-union labor retroactive to December 2011. The new labor contract has increased the effect of the Labor Law on Petrodelta. However, until the actuarial study that PDVSA has commissioned is completed, the total effect of the Labor Law on Petrodelta’s business is not easily determinable. Based on the information that Petrodelta currently has, Petrodelta estimates the financial impact of the Labor Law could be approximately $0.4 million ($0.1 million net to our 32 percent interest) through September 30, 2012. After much analysis, Harvest Vinccler estimates that there will be little, if any, financial impact on its business from the Labor Law.

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

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta, and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the nine months ended September 30, 2012, Harvest Vinccler advanced to Petrodelta $0.4 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advance. Advances to equity affiliate have increased slightly to a balance of $2.7 million as of September 30, 2012. During the year ended December 31, 2011, we advanced Petrodelta $0.8 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Although payment is slow and the balance is increasing, payments continue to be received.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). Windfall Profits Tax is deductible for Venezuelan income tax purposes. During the three months ended September 30, 2012, Petrodelta recorded $72.0 million for Windfall Profits Tax (three months ended September 30, 2011: $69.4 million). During the nine months ended September 30, 2012, Petrodelta recorded $231.4 million for Windfall Profits Tax (nine months ended September 30, 2011: $161.9 million).

One section of the Windfall Profits Tax states that royalties paid to Venezuela are capped at $70 per barrel, but the cap on royalties has not been defined as being applicable to in-cash, in-kind, or both. In October 2011, Petrodelta received instructions from PDVSA that royalties, whether paid in-cash or in-kind, should be reported at $70 per barrel (royalty barrels x $70). The difference between the $70 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. For the three months ended September 30, 2012 and 2011, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $26.2 million and $8.0 million ($8.4 million and $2.6 million net to our 32 percent interest), respectively. For the nine months ended September 30, 2012 and 2011, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $93.6 million and $52.7 million ($30.0 million and $16.9 million net to our 32 percent interest), respectively.

Per our interpretation of the Windfall Profits Tax, the $70 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. We have applied the $70 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind for the three and nine months ended September 30, 2012 and 2011. With assistance from Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $70 cap to the 3.33 percent royalty paid in cash for the three and nine months ended September 30, 2012 and 2011. For the three months ended September 30, 2012 and 2011, net oil sales (oil sales less royalties) are slightly higher, $2.7 million and $0.8 million ($0.9 million and $0.3 million net to our 32 percent interest), respectively, and for the nine months ended September 30, 2012 and 2011, net oil sales (oil sales less royalties) are slightly higher, $9.4 million and $5.3 million ($3.0 million and $1.7 million net to our 32 percent interest), respectively, under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels.

In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of November 8, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain. To reflect our support of Petrodelta’s planned 2013 drilling program which will require all accumulated and available cash flow to support, we reclassified the dividend receivable to long-term at September 30, 2012.

The sale of oil and gas by Petrodelta to PDVSA is pursuant to a Contract for Sale and Purchase of Hydrocarbons with PDVSA Petroleo S.A. (“PPSA”), a wholly owned subsidiary of PDVSA, (the “Sales Contract”). When the Sales Contract was executed, Petrodelta was producing only one type of crude, Merey 16. Therefore, the Sales Contract provides for only one crude pricing formula. This formula has been approved by the Ministry of the People’s Power for Petroleum and Mining (“MENPET”). The production deliveries and factors to include in the pricing formula are certified and acknowledged by MENPET.

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

The pricing factors for the Boscan crude have been provided and certified by MENPET to Petrodelta. From October 1, 2011 through June 30, 2011, Petrodelta used the Boscan pricing formula as published in the Official Gazette on January 11, 2007 to record the revenue from the El Salto field deliveries. On October 5, 2012, Petrodelta received a draft Sales Contract amendment from PDVSA Trade and Supply. The draft Sales Contract amendment includes a change to Merey 16 pricing formula to allow for indexing of the transportation and commercialization (“ACC”) costs and indexing of the ACC costs and additional sales markets to the Boscan pricing formula. Petrodelta has agreed to the changes in the draft Sales Contract. The revised pricing formula for Merey 16 is prospective and does not affect recorded revenues. The revised pricing formula for Boscan resulted in a reduction to net revenue (revenue less royalties) of $8.6 million ($4.3 million net of tax) ($2.8 million revenue reduction and $1.4 million revenue reduction net of tax net to our 32 percent interest). This adjustment to revenue has been recorded in net income from unconsolidated equity affiliates in the consolidated condensed statements of comprehensive income for the three and nine months ended September 30, 2012.

PDVSA will be invoiced for the El Salto production as soon as the amended Sales Contract is executed. At September 30, 2012, El Salto production, net of royalties, covering the production months of October 2011 through September 2012 totaled approximately 3.0 million barrels of oil (“MBls”) (1.0 MBls net to our 32 percent interest). The draft Sales Contract amendment pricing formula for Boscan based upon the production deliveries and factors certified by MENPET, results in estimated revenue for this production of $273.3 million ($87.5 million net to our 32 percent interest).

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. For the nine months ended September 30, 2012, this method of calculation overstates the liability for the Sports Law contribution by $0.1 million and ($30,000 net to our 32 percent interest). The change for the three months ended September 30, 2012 was a decrease of $0.7 million ($0.2 million net to our 32 percent interest).

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

•

Deferred tax. IFRS allows the inclusion of monetary temporary differences impacted by inflationary adjustments. USGAAP does not. Net Income Equity Affiliate is increased or decreased by the deferred tax benefit created by the monetary temporary differences impacted by inflationary adjustments.

•

Depletion expense. Oil and gas reserves used by Petrodelta in calculating depletion expense under IFRS are provided by MENPET. MENPET reserves are not prepared using the guidance on extractive activities for oil and gas (ASC 932). At least annually, we prepare reserve reports for Petrodelta using ASC 932. Petrodelta depletion is recalculated using the USGAAP compliant reserves.

All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information for Petrodelta has been presented below at September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Revenues:
Oil sales	$324,608	$304,969	$967,579	$814,557
Gas sales	635	917	2,369	2,322
Royalty	(108,371)	(98,013)	(321,807)	(271,542)

	216,872	207,873	648,141	545,337
Expenses:
Operating expenses	34,246	20,027	75,890	52,993
Workovers	2,855	4,856	11,912	18,352
Depletion, depreciation and amortization	22,238	15,687	61,878	41,405
General and administrative	5,418	3,310	15,345	6,162
Windfall profits tax	71,982	69,424	231,407	161,895

	136,739	113,304	396,432	280,807

Income from operations	80,133	94,569	251,709	264,530

Investment earnings and other	2	161	4	513
Interest expense	(2,975)	(2,107)	(7,578)	(6,525)

Income before income tax	77,160	92,623	244,135	258,518

Current income tax expense	32,678	52,319	106,016	137,280
Deferred income tax benefit	(1,237)	(16,709)	(32,121)	(44,984)

Net income	45,719	57,013	170,240	166,222
Adjustment to reconcile to reported net income from unconsolidated equity affiliate:
Deferred income tax expense (benefit)	(2,501)	9,939	25,798	27,836

Net income equity affiliate	48,220	47,074	144,442	138,386
Equity interest in unconsolidated equity affiliate	40%	40%	40%	40%

Income before amortization of excess basis in equity affiliate	19,288	18,830	57,777	55,354
Conform depletion expense to USGAAP	1,511	142	3,468	(155)
Amortization of excess basis in equity affiliate	(567)	(496)	(1,594)	(1,369)

Net income from unconsolidated equity affiliate	$20,232	$18,476	$59,651	$53,830

	September 30, 2012	December 31, 2011
	(in thousands)
Current assets	$1,384,898	$979,868
Property and equipment	467,431	409,941
Other assets	178,620	146,499
Current liabilities	1,124,503	808,955
Other liabilities	61,926	53,073
Net equity	844,520	674,280

Note 11 – Indonesia

BPMIGAS has stated that we have satisfied all work commitments for the current exploration phase of the Budong PSC.

Costs incurred in 2012 to plug and abandon KD-1 and KD-1ST, the first sidetrack to the KD-1, of $0.7 million have been expensed to dry hole costs as of September 30, 2012.

Operational activities during the three months ended September 30, 2012 include a review of geological and geophysical data obtained from the drilling of Lariang-1 (“LG-1”) and KD-1 wells to upgrade the prospectivity of the block and to define a prospect for potential drilling in 2013. We have completed remapping of both the Lariang and Karama Basins with eight leads in the Lariang Basin and five leads in the Karama Basin having been identified.

The initial exploration term of the Budong PSC expires on January 15, 2013. In September 2012, the operator of the Budong PSC, on behalf of us and the other co-venturer, submitted a request to BPMIGAS under the terms of the Budong PSC for a four year extension of the initial six year exploration term of the Budong PSC. The request for extension of the initial exploration term includes a firm exploration well in late 2013. The extension of the initial exploration term will enable the joint venture to continue exploration activities on the Budong PSC. The granting of such request for an extension of the initial exploration term may not be unreasonably withheld. In the event that an extension of the initial exploration term is not granted, the Budong PSC will automatically terminate on January 15, 2013. However, verbal approval from BPMIGAS has been received to the request for extension of the initial exploration term. Formal written approval from the Government of Indonesia is awaited.

Furthermore, pursuant to the request for extension of the initial exploration term, the contract area held by the Budong PSC at the beginning of the extension period should be reduced, per the terms of the Budong PSC, from the current 55 percent to 20 percent of the original contract area. The retained area will contain all the areas of geological interest to the Budong PSC partners. The relinquishment will be addressed after the formal written approval for the request for extension of the initial exploration term is received.

The Budong PSC represents $7.7 million of unproved oil and gas properties on our September 30, 2012 balance sheet (December 31, 2011: $6.8 million).

Note 12 – Gabon

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The Direction Generale Des Hydrocarbures (“DGH”) agreed to lengthen the third exploration phase to four years until May 27, 2016. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period.

Operational activities during the three months ended September 30, 2012 included completion of the processing of 545 square kilometers of seismic which was acquired in the fourth quarter of 2011 and well planning. The 3-D Pre-Stack Time Migration (“PSTM”) was completed in July 2012. Well planning progressed to drill an exploration well in the fourth quarter of 2012 on the Tortue prospect. In July 2012, we signed a contract for the Scarabeo 3 semi-submersible drilling rig. Mobilization of the drilling rig to the well site in Gabon is expected to commence in November 2012. In the event that we elect to terminate the contract prior to the rig’s arrival on-site, we are obligated to compensate the drilling company $5.0 million ($3.3 million net to our 66.667 percent interest) for liquidated damages. Liquidating damages for other contract commitments in the event that we do not drill the well on the Gabon PSC total $0.2 million ($0.1 million net to our 66.667 percent interest).

The Dussafu PSC represents $52.3 million of unproved oil and gas properties on our September 30, 2012 balance sheet (December 31, 2011: $50.4 million).

Note 13 – Oman

All work commitments on the Block 64 EPSA have been completed and post well studies are being conducted. A one year extension for the Block 64 EPSA was granted until May 2013, at which time we must decide whether to commit to the Second Phase of the Block 64 EPSA. The Second Phase exploration phase of the Block 64 EPSA has an $11.0 million work commitment over a three year period.

Operational activities during the three months ended September 30, 2012 included post well evaluation and review of geological and geophysical data obtained from the drilling of the Mafraq South-1 (“MFS-1”) and Al Ghubar North-1 (“AGN-1”) wells. Work continues on Block 64 EPSA to mature other drilling opportunities for a possible exploration well in the Second Phase of the license should we elect to enter the Second Phase.

Costs incurred in 2012 to plug and abandon the AGN-1 of $4.9 million have been expensed to dry hole costs as of September 30, 2012.

The Block 64 EPSA represents $5.8 million of unproved oil and gas properties on our September 30, 2012 balance sheet (December 31, 2011: $5.3 million).

Note 14 – Related Party Transactions

Dividends declared and paid by Petrodelta are paid to HNR Finance. HNR Finance must declare a dividend in order for the partners, Harvest and Vinccler, to receive their respective shares of Petrodelta’s dividend. Between 2008 and 2010, Petrodelta declared three dividends, totaling $105.5 million, which have been received by HNR Finance and one dividend, totaling $12.2 million, which has not yet been received by HNR Finance. HNR Finance declared a dividend in 2008 in the amount of $72.5 million. HNR Finance has not declared a dividend for the remaining $33.0 million. At September 30, 2012, Vinccler’s share of the undistributed dividends is $9.0 million.

To reflect our support of Petrodelta’s planned 2013 drilling program which will require all accumulated and available cash flow to support, we reclassified the dividend receivable to long-term at September 30, 2012.

Note 15 – Stock-Based Compensation

Stock options for 0.1 million shares were exercised in the nine months ended September 30, 2012 resulting in cash proceeds of $0.7 million. Stock options for 0.2 million shares were exercised in the nine months ended September 30, 2011 resulting in cash proceeds of $0.9 million.

On March 30, 2012, we announced that we had entered into the Agreement with KCA relating to an ATM offering of shares of our common stock having an aggregate sales price of up to $75.0 million. Under the terms of the Agreement, we may offer and sell shares of our common stock by means of transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market price or at negotiated rates. We are unable to access the ATM during blackout periods or when we are in possession of material information which has not been made public. No shares were sold under the ATM during the nine months ended September 30, 2012.

Note 16 – Subsequent Event

On October 12, 2012, we announced the sale of $79.8 million aggregate principal amount of 11 percent senior unsecured notes due October 11, 2014, and warrants to purchase up to 0.7 million shares of our common stock with an exercise price of $10.00 per share. The warrants can be exercised at any time up until the three-year anniversary of the closing. The senior unsecured notes were issued at a price of 96 percent of principal amount. The purchase price of the notes was paid in cash, except for approximately $10.5 million in principal amount, which was purchased by a single purchaser in exchange for a combination of approximately $6.0 million in face value of that purchaser’s existing convertible note issued by the Company in 2010 and the value, agreed to by the Company and the noteholder, that otherwise would have been attained by the noteholder had the noteholder converted the note into shares of common stock; the remaining $3.0 million in face value of that convertible note was converted into shares of common stock under the terms of the indenture governing the convertible note. The net cash proceeds of the offering were approximately $63.5 million after deducting the issuance discount (approximately $3.2 million), placement fees, and other transaction costs (approximately $2.6 million). We intend to use the net proceeds of the offering to fund capital expenditures planned for Gabon and other potential projects, for working capital needs and general corporate purposes.

We conducted our subsequent events review up through the date of the issuance of this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for undeveloped reserves, drilling risks, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the exploration, operation and development of oil and natural gas properties, risks incumbent to being a noncontrolling interest shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, the Company’s ability to acquire oil and natural gas properties that meet its objectives, availability and cost of drilling rigs and seismic crews, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, lack of liquidity, availability of sufficient financing, estimates of amounts and timing of sales of securities, closing of the Share Purchase Agreement, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2011, and below under the caption “Risk Factors,”, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

During the last two years, we have been exploring a broad range of strategic alternatives for enhancing stockholder value. On September 24, 2010, we retained Merrill Lynch, Pierce, Fenner & Smith (“Merrill Lynch”) to provide advisory services to assist us in exploring those strategic alternatives, including, among others, a sale of assets. Since that time, we have received several indications of interest from third parties, provided due diligence materials to third parties under confidentiality agreements and had preliminary discussions with third parties regarding a sale of our interest in Venezuela, but until March 6, 2012, we had not determined that any of the transactions discussed were in our best interests.

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

Contemporaneously with signing the SPA, Buyer deposited 15 percent of the $725.0 million purchase price, or $108.8 million, in escrow. The deposit constitutes liquidated damages, and if Buyer defaults, our sole remedy is to retain the deposit and any earned interest. The deposit and any earned interest will be returned to Buyer if the SPA is terminated for any other reason, including if the approval by our stockholders, Buyer’s shareholder or the Government of Venezuela is not obtained. The purchase deposit was received by the escrow agent on June 22, 2012.

We have agreed not to solicit other offers to acquire Harvest as a whole or the Petrodelta assets while the SPA is in effect. If we receive an unsolicited superior proposal before our stockholders have approved the transaction, we may enter into discussions with the potential purchaser. We have the right to terminate the SPA and accept a superior proposal if we first offer Buyer the opportunity to modify the transaction so that the competing offer is no longer superior and pay Buyer a break-up fee equal to three percent of the purchase price, or $21.8 million.

Under the SPA, the parties met during the week of September 5, 2012, to assess progress toward obtaining the required governmental approvals and satisfaction of other conditions to closing. The parties agreed to continue pursuing the various approvals required to close the transaction.

The SPA includes representations and warranties, tax provisions and indemnification provisions typical in transactions of this type. Reference should be made to the SPA regarding those provisions and all other provisions pertinent to a complete understanding of the transaction.

Venezuela

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (4.30 Bolivars per U.S. Dollar). However, during the three months ended September 30, 2012, Harvest Vinccler exchanged approximately $0.4 million (three months ended September 30, 2011: $0.3 million) through the Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) and received an average exchange rate of 5.23 Bolivars (three months ended September 30, 2011: 5.15 Bolivars) per U.S. Dollar. During the nine months ended September 30, 2012, Harvest Vinccler exchanged approximately $1.0 million (nine months ended September 30, 2011: $0.7 million) through SITME and received an average exchange rate of 5.17 Bolivars (nine months ended September 30, 2011: 5.17 Bolivars) per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At September 30, 2012, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 5.6 million Bolivars and 8.6 million Bolivars, respectively. At September 30, 2012, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 236.9 million Bolivars and 3,570.4 million Bolivars, respectively.

On May 7, 2012, the Organic Law on Employment, Male and Female Workers (“Labor Law”) was published in the Official Gazette, the official government publication where laws, decrees, resolutions, instructions, and other regulations of general interest issued by the central government of Venezuela are published in order to make those acts valid and official. The Labor Law has 554 Articles divided into ten Titles and heavily favors employees over employers. The Labor Law’s purpose is to regulate the relations between workers and employers. In August 2012, the labor contract between PDVSA and the labor union was signed. The new labor contract awarded salary increases to both union and non-union labor retroactive to December 2011. The new labor contract has increased the effect of the Labor Law on Petrodelta. However, until the actuarial study that PDVSA has commissioned is completed, the total effect of the Labor Law on Petrodelta’s business is not easily determinable. Based on the information that Petrodelta currently has, Petrodelta estimates the financial impact of the Labor Law could be approximately $0.4 million ($0.1 million net to our 32 percent interest) through September 30, 2012. After much analysis, Harvest Vinccler estimates that there will be little, if any, financial impact on its business from the Labor Law.

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

Petrodelta began 2012 with three drilling rigs, but PDVSA relocated one rig to another operation. Currently, Petrodelta is operating two drilling rigs and one workover rig and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields. Plans are underway to build a pipeline connection between the Isleño field and the main production facility at Uracoa as Isleño production is currently being trucked to Uracoa. Petrodelta has a new drilling rig to replace the rig that was relocated. The rig is currently rigging up in the Isleño field. The drilling rig is expected to be operational in November 2012. Petrodelta has been notified that it will receive three additional new rigs. The rigs are expected to arrive during the first and second quarters of 2013. These rigs will result in an expected five working rigs in 2013.

During the nine months ended September 30, 2012, Petrodelta drilled and completed ten development wells, delivered approximately 9.8 million barrels (“MBls”) of oil and 1.5 billion cubic feet (“Bcf”) of natural gas, averaging 36,736 barrels of oil equivalent (“BOE”) per day. During the nine months ended September 30, 2011, Petrodelta drilled and completed nine development wells, one successful appraisal well and two water injector wells, delivered approximately 8.4 MBls of oil and 1.5 Bcf of natural gas, averaging 31,671 BOE per day.

Certain operating statistics for the three and nine months ended September 30, 2012 and 2011 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Thousand barrels of oil sold	3,512	3,031	9,810	8,396
Million cubic feet of gas sold	412	594	1,536	1,504
Total thousand barrels of oil equivalent	3,581	3,130	10,066	8,647
Average price per barrel	$92.43	$100.62	$98.63	$97.02
Average price per thousand cubic feet	$1.54	$1.54	$1.54	$1.54
Cash operating costs ($millions)	$34.3	$20.0	$75.9	$52.9
Capital expenditures ($millions)	$49.7	$31.4	$120.3	$97.9

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

The official price formula applied to the Merey 16 by the Ministry of the People’s Power for Petroleum and Mining (“MENPET”) is used for the sales of Petrodelta crude oil with quality close to 16 degrees API to represent actual quality delivered.

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

The pricing factors for the Boscan crude have been provided and certified by MENPET to Petrodelta. From October 1, 2011 through June 30, 2011, Petrodelta used the Boscan pricing formula as published in the Official Gazette on January 11, 2007 to record the revenue from the El Salto field deliveries. On October 5, 2012, Petrodelta received a draft Sales Contract amendment from PDVSA Trade and Supply. The draft Sales Contract amendment includes a change to Merey 16 pricing formula to allow for indexing of the transportation and commercialization (“ACC”) costs and indexing of the ACC costs and additional sales markets to the Boscan pricing formula. Petrodelta has agreed to the changes in the draft Sales Contract. The revised pricing formula for Merey 16 is prospective and does not affect recorded revenues. The revised pricing formula for Boscan resulted in a reduction to net revenue (revenue less royalties) of $8.6 million ($4.3 million net of tax) ($2.8 million revenue reduction and $1.4 million revenue reduction net of tax net to our 32 percent interest). This adjustment to revenue has been recorded in net income from unconsolidated equity affiliates in the consolidated condensed statements of comprehensive income for the three and nine months ended September 30, 2012.

PDVSA will be invoiced for the El Salto production as soon as the amended Sales Contract is executed. At September 30, 2012, El Salto production, net of royalties, covering the production months of October 2011 through September 2012 totaled approximately 3.0 million barrels of oil (“MBls”) (1.0 MBls net to our 32 percent interest). The draft Sales Contract amendment pricing formula for Boscan based upon the production deliveries and factors certified by MENPET, results in estimated revenue for this production of $273.3 million ($87.5 million net to our 32 percent interest).

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

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta, and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the nine months ended September 30, 2012, Harvest Vinccler advanced to Petrodelta $0.4 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advance. Advances to equity affiliate have increased slightly to a balance of $2.7 million as of September 30, 2012. During the year ended December 31, 2011, we advanced Petrodelta $0.8 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Although payment is slow and the balance is increasing, payments continue to be received.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). Windfall Profits Tax is deductible for Venezuelan income tax purposes. During the three months ended September 30, 2012, Petrodelta recorded $72.0 million for Windfall Profits Tax (three months ended September 30, 2011: $69.4 million). During the nine months ended September 30, 2012, Petrodelta recorded $231.4 million for Windfall Profits Tax (nine months ended September 30, 2011: $161.9 million).

One section of the Windfall Profits Tax states that royalties paid to Venezuela are capped at $70 per barrel, but the cap on royalties has not been defined as being applicable to in-cash, in-kind, or both. In October 2011, Petrodelta received instructions from PDVSA that royalties, whether paid in-cash or in-kind, should be reported at $70 per barrel (royalty barrels x $70). The difference between the $70 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. For the three months ended September 30, 2012 and 2011, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $26.2 million and $8.0 million ($8.4 million and $2.6 million net to our 32 percent interest), respectively. For the nine months ended September 30, 2012 and 2011, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $93.6 million and $52.7 million ($30.0 million and $16.9 million net to our 32 percent interest), respectively.

Per our interpretation of the Windfall Profits Tax, the $70 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. We have applied the $70 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind for the three and nine months ended September 30, 2012 and 2011. With assistance from Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $70 cap to the 3.33 percent royalty paid in cash for the three and nine months ended September 30, 2012 and 2011. For the three months ended September 30, 2012 and 2011, net oil sales (oil sales less royalties) are slightly higher, $2.7 million and $0.8 million ($0.9 million and $0.3 million net to our 32 percent interest), respectively, and for the nine months ended September 30, 2012 and 2011, net oil sales (oil sales less royalties) are slightly higher, $9.4 million and $5.3 million ($3.0 million and $1.7 million net to our 32 percent interest), respectively, under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels.

In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance, B.V. (“HNR Finance”), a wholly owned subsidiary of Harvest Holding ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of November 8, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain. To reflect our support of Petrodelta’s planned 2013 drilling program which will require all accumulated and available cash flow to support, we reclassified the dividend receivable to long-term at September 30, 2012.

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. For the nine months ended September 30, 2012, this method of calculation overstates the liability for the Sports Law contribution by $0.1 million and ($30,000 net to our 32 percent interest). The change for the three months ended September 30, 2012 a decrease of $0.7 million ($0.2 million net to our 32 percent interest).

Budong-Budong Project, Indonesia

BPMIGAS, Indonesia’s oil and gas regulatory authority, has stated that we have satisfied all work commitments for the initial exploration phase of the Budong-Budong Production Sharing Contract (“Budong PSC”).

Operational activities during the three months ended September 30, 2012 included a review of geological and geophysical data obtained from the drilling of Lariang-1 (“LG-1”) and KD-1 wells to upgrade the prospectivity of the block and to define a prospect for potential drilling in 2013. Based on multiple oil and gas shows encountered in both LG-1 and KD-1, we are working on an exploration program targeting the Pliocene and Miocene sands encountered in the previous two wells. We have completed remapping of both the Lariang and Karama Basins with eight leads in the Lariang Basin and five leads in the Karama Basin having been identified in the Pliocene, Middle-Late Miocene and Eocene sands. The partners have technically recommended the drilling of the Madjene prospect in the Lariang Basin targeting stacked Pliocene and Miocene clastic reservoirs for an exploration well in late 2013. Preliminary well planning activities commenced in October 2012.

The initial exploration term of the Budong PSC expires on January 15, 2013. In September 2012, the operator of the Budong PSC, on behalf of us and the other co-venturer, submitted a request under the terms of the Budong PSC to BPMIGAS for a four year extension of the initial six year exploration term of the Budong PSC. The request for extension of the initial exploration term includes a firm exploration well in late 2013. The extension of the initial exploration term will enable the joint venture to continue exploration activities on the Budong PSC. The granting of such request for an extension of the initial exploration term may not be unreasonably withheld. In the event that an extension of the initial exploration term is not granted, the Budong PSC will automatically terminate on January 15, 2013. However, verbal approval from BPMIGAS has been received to the request for extension of the initial exploration term. Formal written approval from the Government of Indonesia is awaited.

Furthermore, pursuant to the request for extension of the initial exploration term, the contract area held by the Budong PSC at the beginning of the extension period should be reduced, per the terms of the Budong PSC, from the current 55 percent to 20 percent of the original contract area. The retained area will contain all the areas of geological interest to the Budong PSC partners. The relinquishment will be addressed after the formal written approval for the request for extension of the initial exploration term is received.

During the nine months ended September 30, 2012, we had cash capital expenditures of $6.9 million mainly for deepening and plugging and abandonment costs of KD-1ST.

Dussafu Project - Gabon

The Dussafu Marin Permit (“Dussafu PSC”) partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The Direction Generale Des Hydrocarbures (“DGH”) agreed to lengthen the third exploration phase to four years until May 27, 2016. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period.

Operational activities during the three months ended September 30, 2012 included completion of the processing of 545 square kilometers of seismic which was acquired in the fourth quarter of 2011 and well planning. The 3-D Pre-Stack Time Migration (“PSTM”) was completed in July 2012. Pre-Stack Depth processing and reprocessing of the 2005 Inboard 3-D seismic of approximately 1,300 square kilometers commenced in June 2012 with the time reprocessing and merging of the various 3-D surveys completed in September 2012. Initial velocity model building for the Pre-Stack Depth migration commenced and the Pre-Stack Depth processing project is expected to be completed in the second quarter of 2013. Well planning progressed to drill an exploration well in the fourth quarter of 2012 on the Tortue prospect to target stacked pre-salt Gamba and Dentale reservoirs as well as a secondary post-salt Madiela clastic reservoir. In July 2012, we signed a contract for the Scarabeo 3 semi-submersible drilling rig. Mobilization of the drilling rig to the well site in Gabon is expected to commence in November 2012. In the event that we elect to terminate the contract prior to the rig’s arrival on-site, we are obligated to compensate the drilling company $5.0 million ($3.3 million net to our 66.667 percent interest) for liquidated damages. Liquidating damages for other contract commitments in the event that we do not drill the well on the Gabon PSC total $0.2 million ($0.1 million net to our 66.667 percent interest).

During the nine months ended September 30, 2012, we had cash capital expenditures of $3.5 million for seismic processing.

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

Operational activities during the three months ended September 30, 2012 included post well evaluation and review of geological and geophysical data obtained from the drilling of the Mafraq South-1 (“MFS-1”) and Al Ghubar North-1 (“AGN-1”) wells. Work continues on Block 64 EPSA to mature other drilling opportunities for a possible exploration well in the Second Phase of the license should we elect to enter the Second Phase.

During the nine months ended September 30, 2012, we incurred $5.9 million for drilling and plugging and abandonment costs.

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

Our operations are subject to various risks inherent in foreign operations. These risks may include, among other things, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection, civil unrest, strikes and other political risks, increases in taxes and governmental royalties, being subject to foreign laws, legal systems and the exclusive jurisdiction of foreign courts or tribunals, renegotiation of contracts with governmental entities, changes in laws and policies, including taxes, governing operations of foreign-based companies, currency restrictions and exchange rate fluctuations and other uncertainties arising out of foreign government sovereignty over our international operations. Our international operations may also be adversely affected by the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, laws and policies of the United States affecting foreign policy, foreign trade, taxation and the possible inability to subject foreign persons to the jurisdiction of the courts in the United States.

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

Petrodelta currently represents our only source of earnings. Petrodelta also has a material impact on our results of operations for any quarter or annual reporting period. See Notes to Consolidated Condensed Financial Statements, Note 10 – Investment in Equity Affiliate – Petrodelta. Petrodelta operates under a business plan, the success of which relies heavily on the market price of oil. To the extent that market prices of oil decline, the business plan, and thus our equity investment and/or operations and/or profitability, could be adversely affected.

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

On June 21, 2012, we and our wholly owned subsidiary HNR Energia entered into a SPA with Buyer for the sale of our interest in Venezuela for a cash purchase price of $725.0 million. See Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions, Share Purchase Agreement (“SPA”). We cannot assure you that the SPA will be consummated. The consummation of the SPA is subject to the satisfaction or waiver of a number of conditions, including, among others, the requirement that approvals are received from the Government of the Bolivarian Republic of Venezuela, the Government of the Republic of Indonesia, and the majority of our stockholders; requirements with respect to the accuracy of the representations and warranties of the parties to the SPA; and requirements with respect to the satisfaction or waiver of the covenants and obligations of the parties to the SPA. In addition, the SPA may be terminated in certain circumstances under the terms of the SPA. We cannot guarantee that the parties to the SPA will be able to meet all of the closing conditions of the SPA. If we are unable to meet all of the closing conditions, the Buyer would not be obligated to close the SPA. We also cannot be sure that circumstances, such as a material adverse effect, will not arise that would also allow the Buyer to terminate the SPA prior to closing. If the SPA does not close, our Board of Directors will be forced to evaluate other alternatives, which may be less favorable to us than the SPA. There can be no assurances as to whether this transaction will close or whether we will receive any cash proceeds related to the SPA.

Our cash is being used to fund oil and gas exploration projects, debt, interest, and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We do not have any remaining work commitments for the current exploration phases of the Budong PSC or Block 64 EPSA. We entered the third exploration phase of the Dussafu PSC on May 28, 2012. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period (see Notes to Consolidated Condensed Financial Statements, Note 12 – Gabon). This work commitment is non-discretionary; however, we do have the ability to control the pace of expenditures. In July 2012, we signed a contract for a semi-submersible drilling rig to drill an exploration well on the Gabon PSC. In the event that we elect to terminate the contract prior to the rig’s arrival on-site, we are obligated to compensate the drilling company $5.0 million ($3.3 million net to our 66.667 percent interest) for liquidated damages. Liquidating damages for other contract commitments in the event that we do not drill the well on the Gabon PSC total $0.2 million ($0.1 million net to our 66.667 percent interest). See Notes to Consolidated Condensed Financial Statements, Note 12 – Gabon.

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. On May 17, 2011, we closed the transaction to sell the Antelope Project. The transaction had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflected increases to the purchase price for customary adjustments and deductions for transaction related costs (see Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions – Discontinued Operations).

Between Petrodelta’s formation in October 2007 and June 2010, Petrodelta declared and paid dividends of $105.5 million to HNR Finance ($84.4 million net to our 32 percent interest). In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend was ratified by Petrodelta’s shareholders in March 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, this dividend has not yet been received, although it is due and payable. There is uncertainty of the timing of receipt of the dividend receivable from Petrodelta and whether Petrodelta will declare or pay additional dividends in the future. See Notes to Consolidated Condensed Financial Statements, Note 14 – Related Party Transactions for a discussion of our obligations to our non-controlling interest holder, Vinccler, for any dividend received from Petrodelta. Also, any receipt of dividends while the SPA is active would become a purchase price adjustment under the SPA. We have reclassified the dividend receivable to long-term at September 30, 2012 to reflect our support of Petrodelta’s planned 2013 drilling program which will require all accumulated and available cash flow to support. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected, or facts and circumstances surrounding our investment change, our results of operations and our investment in Petrodelta could be adversely impacted.

Currently, our source of cash is expected to be generated by accessing the debt and/or equity markets. On March 30, 2012, we announced that we had entered into an equity distribution agreement (the “Agreement”) with Knight Capital America, L.P. (“KCA”), a subsidiary of Knight Capital Group, Inc. relating to an “at-the-market” (“ATM”) offering of shares of our common stock having an aggregate sales price of up to $75.0 million. Under the terms of the Agreement, we may offer and sell shares of our common stock by means of transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market price or at negotiated rates. We are unable to access the ATM during blackout periods or when we are in possession of material information which has not been made public. As of September 30, 2012, we have not accessed the ATM. On October 12, 2012, we announced the sale of $79.8 million aggregate principal amount of 11 percent senior unsecured notes due October 11, 2014. See Notes to Consolidated Condensed Financial Statements, Note 16 – Subsequent Event.

We incurred debt during 2010 which has imposed restrictions on us and increased our vulnerability to adverse economic and industry conditions. Our senior convertible notes impose restrictions on us that limit our ability to obtain additional financing. Our ability to meet these covenants is primarily dependent on meeting customary affirmative covenant clauses. Our inability to satisfy the covenants contained in our senior convertible notes would constitute an event of default, if not waived. An uncured default could result in the senior convertible notes becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business. As of September 30, 2012, we were in compliance with all of our debt covenants.

Our senior convertible notes are due March 1, 2013. As of September 30, 2012, $22.5 million of the senior convertible notes had been converted into, or exchanged for, shares of our common stock. On October 11, 2012, $3.0 million of the remaining senior convertible notes were converted into shares of our common stock under the terms of the indenture governing the senior convertible notes, and $6.0 million face value of the remaining senior convertible notes was exchanged for $10.5 million in principal amount of the 11 percent senior unsecured debt issued October 11, 2012. See Notes to Consolidated Condensed Financial Statements, Note 16 – Subsequent Event.

Our ability to continue as a going concern depends upon the success of our planned exploration and development activities and the ability to secure additional financing as needed to secure our current operations. There can be no guarantee of future capital acquisition, fundraising or explorations success or that we will realize the value of our unevaluated exploratory well costs. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We believe that we will continue to be successful in securing any funds necessary to continue as a going concern. However, our current cash position and our ability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(22,725)	$(29,840)
Net cash provided by (used in) investing activities	(16,036)	128,446
Net cash provided by (used in) financing activities	234	(59,265)

Net increase (decrease) in cash	$(38,527)	$39,341

At September 30, 2012, we had current assets of $31.6 million and current liabilities of $26.2 million, resulting in working capital of $5.4 million and a current ratio of 1.2:1. This compares with a working capital of $62.6 million and a current ratio of 2.9:1 at December 31, 2011. The decrease in working capital of $57.2 million was primarily due to decreases in receivables, increases in cash payment for capital expenditures and decreases in accrued expenses and accounts payable.

Cash Flow used in Operating Activities. During the nine months ended September 30, 2012 and 2011, net cash used in operating activities was approximately $22.7 million and $29.8 million, respectively. The $7.1 million decrease was primarily due to decreases in accounts payable and accrued expenses offset by decrease in receivables.

Cash Flow from Investing Activities. Our cash capital expenditures for property and equipment are summarized in the following table:

	September 30,
	2012	2011
	(in millions)
Budong PSC	$6.9	$20.4
Dussafu PSC	3.5	36.5
Block 64 EPSA	5.9	1.4
Other projects	—	0.2

Total additions of property and equipment – continuing operations	16.3	58.5
Assets Held for Sale – Antelope Project(1)	—	31.4

Total additions of property and equipment	$16.3	$89.9

(1)	See Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions.

During the nine months ended September 30, 2012, we:

•	Released $1.2 million of restricted cash; and

•	Incurred $1.0 million of investigatory costs related to various international and domestic exploration studies.

During the nine months ended September 30, 2011, we:

•	Received $217.8 million for the sale of our Antelope Project (see Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions);

•	Received $1.4 million from the sale of our equity investment in Fusion; and

•	Incurred $0.9 million of investigatory costs related to various international and domestic exploration studies.

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

Cash Flow from Financing Activities. During the nine months ended September 30, 2012 we:

•	Incurred $0.5 million in legal fees associated with financings.

During the nine months ended September 30, 2011, we:

•	Repaid $60.0 million of our term loan facility; and

•	Incurred $0.2 million in legal fees associated with financings.

Contractual Obligations

Contractual obligations consist of the following at September 30, 2012:

	Payments (in thousands) Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	After 4 Years
Debt:
8.25% Senior Convertible Note Due 2013	$9,000	$9,000	$—	$—	$—

Total Debt	9,000	9,000	—	—	—

Other obligations:
Interest payments	535	535	—	—	—
Oil and gas activities	8,768	8,496	225	47	—
Office leases	1,378	726	537	115	—

Total other obligations	10,681	9,757	762	162	—

Total contractual obligations	$19,681	$18,757	$762	$162	$—

We do not have any remaining work commitments for the current exploration phases of the Budong PSC or Block 64 EPSA.

As of May 28, 2012, the Dussafu PSC entered the third exploration phase. The third exploration phase has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period.

In July 2012, we signed a contract for a semi-submersible drilling rig to drill an exploration well on the Gabon PSC. In the event that we elect to terminate the contract prior to the rig’s arrival on-site, we are obligated to compensate the drilling company $5.0 million ($3.3 million net to our 66.667 percent interest) for liquidated damages. Liquidating damages for other contract commitments in the event that we do not drill the well on the Gabon PSC total $0.2 million ($0.1 million net to our 66.667 percent interest).

In addition, on October 12, 2012, we announced the sale of $79.8 million aggregate principal amount of 11 percent senior unsecured notes due October 11, 2014. See Notes to Consolidated Condensed Financial Statements, Note 16 – Subsequent Event. The 11 percent senior unsecured note obligation is not reflected in the above table.

Results of Operations

You should read the following discussion of the results of operations for the three and nine months ended September 30, 2012 and 2011 and the financial condition as of September 30, 2012 and December 31, 2011 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

We reported net income attributable to Harvest of $5.8 million, or $0.15 diluted earnings per share, for the three months ended September 30, 2012, compared with net income attributable to Harvest of $7.7 million, or $0.20 diluted earnings per share, for the three months ended September 30, 2011.

Total expenses and other non-operating (income) expense from continuing operations (in millions):

	Three Months Ended September 30,		Increase
	2012	2011	(Decrease)
Depreciation and amortization	$0.1	$0.1	$—
Exploration expense	1.5	1.6	(0.1)
General and administrative	5.1	4.3	0.8
Investment earnings and other	(0.1)	(0.2)	0.1
Interest expense	—	0.8	(0.8)
Debt conversion expense	1.0	—	1.0
Other non-operating expense	1.1	0.3	0.8
Income tax expense	1.1	0.2	0.9

During the three months ended September 30, 2012, we incurred $1.1 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations and $0.4 million related to general business development activities. During the three months ended September 30, 2011, we incurred $1.5 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations and $0.1 million related to other general business development activities.

The increase in general and administrative costs in the three months ended September 30, 2012 from the three months ended September 30, 2011 was primarily due to increases in general office expense and overhead ($0.8 million), employee related costs ($1.0 million), and public relations ($0.1 million) offset by decreases in contract services ($0.9 million), and travel expenses ($0.2 million).

The decrease in investment earnings and other in the three months ended September 30, 2012 from the three months ended September 30, 2011 was due to lower interest rates earned on lower cash balances.

The decrease in interest expense in the three months ended September 30, 2012 from the three months ended September 30, 2011 was due to the conversion of $6.5 million of our senior convertible notes into shares of our common stock in August 2012 and interest capitalized to oil and gas properties of $0.4 million.

During the three months ended September 30, 2012, we incurred debt conversion expense related to the issuance of 0.1 million shares of our common stock in exchange for certain holders of our senior convertible notes foregoing a one-year interest make-whole of $0.5 million. The debt conversion expense consists of bond conversion expenses ($0.2 million), interest expense make-whole provision satisfied by the issuance of 59,170 common shares ($0.5 million) and legal and other professional fees ($0.3 million).

The increase in other non-operating expense in the three months ended September 30, 2012 from the three months ended September 30, 2011 was due to costs incurred related to our strategic alternative process and evaluation which resulted in the SPA for the sale of our 32 percent interest in Petrodelta.

The increase in income tax expense in the three months ended September 30, 2012 from the three months ended September 30, 2011 is due to a $1.4 million increase to U.S income tax expense caused by the limitation on our U.S. income tax benefit resulting from the 90 percent alternative minimum tax limitation applied to our net operating loss carryforward to 2011. This amount is partially offset by a reduction in our foreign tax expense of $0.5 million caused by the negative effective income tax rate in the third quarter of 2012 under Financial Accounting Standards Board Interpretation 18 (“FIN 18”) reporting.

Equity in Earnings from Unconsolidated Equity Affiliates

For the three months ended September 30, 2012, net income from unconsolidated equity affiliates reflects an increase in Petrodelta’s revenue from oil sales due to higher sales volumes ($44.2 million) offset by lower prices ($24.9 million). Royalties, which is a function of revenue, increased $10.4 million due to the increase in revenue (net increase in revenue of $19.3 million at 30 percent royalty). Windfall Profits Tax, which is a function of volume and price per barrel, increased $2.5 million due to an increase in volumes (2012: 3.5 MBls vs. 2011: 3.0 MBls) offset by the decrease in price received per barrel (2012: $92.43 per barrel vs. 2011: $100.62 per barrel). The increase in operating expense in the three months ended September 30, 2012 from the three months ended September 30, 2011 was due to increased oil production. The decrease in workover expense in the three months ended September 30, 2012 from the three months ended September 30, 2011 was due to fewer workovers being performed. Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported net income from unconsolidated equity affiliate) for the three months ended September 30, 2012 was lower than the effective tax rate for the three months ended September 30, 2011 due to the cumulative effect of the inflation adjustment on retained earnings.

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

During the three months ended September 30, 2012, approximately $0.6 million of income tax benefit was reclassified from discontinued operations to continuing operations.

Net loss on the disposition of the Antelope Project are shown in the table below:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Net income (loss) from discontinued operations	$(595)	$36

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

We reported net income attributable to Harvest of $12.6 million, or $0.34 diluted earnings per share, for the nine months ended September 30, 2012, compared with net income attributable to Harvest of $98.6 million, or $2.48 diluted earnings per share, for the nine months ended September 30, 2011.

Total expenses and other non-operating (income) expense from continuing operations (in millions):

	Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)
Depreciation and amortization	$0.3	$0.4	$(0.1)
Exploration expense	4.2	7.4	(3.2)
Dry hole costs	5.6	—	5.6
General and administrative	17.4	18.0	(0.6)
Investment earnings and other	(0.2)	(0.5)	0.3
Interest expense	0.4	4.7	(4.3)
Debt conversion expense	3.4	—	3.4
Loss on extinguishment of debt	—	9.7	(9.7)
Other non-operating expense	2.8	1.0	1.8
Income tax expense (benefit)	(0.5)	0.7	(1.2)

During the nine months ended September 30, 2012, we incurred $3.4 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations and $0.8 million related to other general business development activities. During the nine months ended September 30, 2011, we incurred $3.8 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $0.3 million related to other general business development activities, and $3.3 million of impairment for the carrying value of West Bay.

During the nine months ended September 30, 2012, we expensed to dry hole costs $0.7 million related to the drilling of the KD-1 well on the Budong PSC and $4.9 million related to the drilling of the AGN-1 on the Block 64 EPSA (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations, Budong-Budong Project, Indonesia and Block 64 EPSA Project – Oman). We did not record any dry hole costs in the nine months ended September 30, 2011.

The decrease in general and administrative costs in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 was primarily due to decreases in general office expense and overhead ($0.8 million), contract services ($0.2 million) and travel costs ($0.2 million) offset by an increase in employee related costs ($0.6 million).

The decrease in investment earnings and other in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 was due to the receipt during the nine months ended September 30, 2011 of payment for transition services provided on the Antelope Project after closing of the sale.

The decrease in interest expense in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 was due to the repayment in May 2011 of our $60 million term loan facility, conversion of $22.5 million of our 8.25 percent senior convertible notes in the nine months ended September 30, 2012, and interest capitalized to oil and gas properties of $1.7 million.

During the nine months ended September 30, 2012, we incurred debt conversion expense related to the issuance of 0.2 million shares of our common stock in exchange for certain holders of our senior convertible notes foregoing a one-year interest make-whole of $1.8 million. The debt conversion expense consists of bond conversion expenses ($0.8 million), interest expense make-whole provision satisfied by the issuance of 0.2 million common shares ($1.8 million) and legal and other professional fees ($0.8 million).

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

The increase in other non-operating expense in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 was due to costs incurred related to our strategic alternative process and evaluation which resulted in the SPA for the sale of our 32 percent interest in Petrodelta.

The decrease in income tax expense in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 is due to a projected U.S. income tax benefit at September 30, 2012 of $0.5 million while in 2011 there was no U.S. income tax expense from continuing operations. The income tax benefit is increase by $0.7 million with respect to our foreign operations which is caused by the negative effective income tax rate in the third quarter of 2012 under FIN 18 reporting.

Equity in Earnings from Unconsolidated Equity Affiliates

For the nine months ended September 30, 2012, net income from unconsolidated equity affiliates reflects an increase in Petrodelta’s revenue from oil sales due to higher sales volumes ($139.6 million) and prices ($13.6 million). Royalties, which is a function of revenue, increased $50.3 million due to the increase in revenue (net increase in revenue of $153.2 million at 30 percent royalty). Windfall Profits Tax, which is a function of volume and price received per barrel, increased $69.5 million due to an increase in volumes (2012: 9.8 MBls vs. 2011: 8.4 MBls) and price received per barrel (2012: $98.63 per barrel vs. 2011: $97.02 per barrel). The increase in operating expense in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 was due to increased oil production. The decrease in workover expense in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 was due to fewer workovers being performed. Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported net income from unconsolidated equity affiliate) for the nine months ended September 30, 2012 was lower than the effective tax rate for the nine months ended September 30, 2011 due to due to the cumulative effect of the inflation adjustment on retained earnings.

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

During the nine months ended September 30, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services and write-offs of $5.2 million of accounts and note receivable and $3.6 million of accounts payable and carry obligation related to the settlement of all outstanding claims with a private third party on the Antelope Project (see Notes to Consolidated Condensed Financial Statements, Note 2 – Summary of Significant Accounting Policies, Notes Receivable and Note 6 – Commitments and Contingencies).

Revenue and net loss on the disposition of the Antelope Project are shown in the table below:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Revenues applicable to discontinued operations	$—	$6,488
Net income (loss) from discontinued operations	(1,699)	95,435

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange losses attributable to our international operations were minimal for the nine months ended September 30, 2012 and 2011. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010 and again in January 2011. On January 4, 2011, the Venezuelan government published in the Official Gazette the Exchange Agreement which eliminated the 2.60 Bolivars per U.S. Dollar exchange rate with an effective date of January 1, 2011.

Harvest Vinccler and Petrodelta do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar). However, during the nine months ended September 30, 2012, Harvest Vinccler exchanged approximately $1.0 million through SITME and received an average exchange rate of 5.17 Bolivars per U.S. Dollar. The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. Petrodelta does not have, and has not had, any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate. Harvest Vinccler currently does not have any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate.

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

We are exposed to market risk from adverse changes of the situation in Venezuela, our exploration program and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. The information about market risk for the nine months ended September 30, 2012 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on their evaluation as of September 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2012, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 (“KD-1”) drilling site. The claim asserts that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS. The claimant is seeking compensation of 16 billion Indonesia Rupiah (approximately $1.7 million, $1.1 million net to our 64.51 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. The formal mediation hearing to assess the conflicting claims of ownership scheduled for August 9, 2012 failed to resolve the claim, and a formal court hearing was scheduled for October 30, 2012. Counsel for the claimant was not prepared to submit written evidence and the hearing was adjourned until November 13, 2012. We and the Budong PSC operator dispute the landowner’s claim and plan to vigorously defend against it.

In October 2007, we entered into a Joint Exploration and Development Agreement (“JEDA”) with a private third party with respect to the Antelope Project. On January 11, 2011, in connection with the sale of each party’s interests in the Antelope Project (see Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions), we entered into a letter agreement with the private third party wherein the private third party agreed to reimburse us for certain expenses related to the sale of the two parties’ interests in the Antelope Project. The private third party disputes our calculation of the amount owed to us pursuant to the January 11, 2011 letter agreement. On March 11, 2011, we entered into a letter agreement with the private third party regarding certain obligations between the parties related to the JEDA. The private third party disputes our calculation of the amount due pursuant to one of the items in the March 11, 2011 letter agreement. At March 31, 2012, we had a note receivable outstanding from the private third party of $3.3 million (see Notes to Consolidated Condensed Financial Statements, Note 2 – Summary of Significant Accounting Policies, Notes Receivable), an account receivable from the private third party of $2.7 million, and an account payable outstanding to the private third party of $3.6 million related to the purchase in July 2010 of an incremental 10 percent interest in the Antelope Project. On June 13, 2012, the parties agreed to settle all outstanding claims for $0.8 million net payable to Harvest. Payment was received September 19, 2012.

See our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report for the period ended June 30, 2012 for a description of certain other legal proceedings. There have been no other material developments in such legal proceedings since the filing of such Annual Report.

Item 1A.	Risk Factors

There is no assurance that the SPA will be completed, and our inability to consummate the SPA could harm the market price of our common stock and our business, results of operations and financial condition. If our stockholders fail to approve the proposed Transaction, or if the proposed Transaction is not completed for any other reason, the market price of our common stock may decline. In addition, failure to complete the proposed Transaction will result in a reduction in the amount of cash otherwise available to us and may substantially limit our ability to implement our business strategy and our ability to pay our obligations and continue as a going concern.

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

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.5	Indenture, dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.6	Form of Note (included as Exhibit 1 to the Indenture filed as Exhibit 4.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.7	Warrant Agreement, dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.8	Form of Warrant (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.3 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

10.1	Securities Purchase Agreement, dated as of October 11, 2012, among Harvest Natural Resources, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

Dated: November 9, 2012	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: November 9, 2012	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.5	Indenture, dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.6	Form of Note (included as Exhibit 1 to the Indenture filed as Exhibit 4.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.7	Warrant Agreement, dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.8	Form of Warrant (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.3 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

10.1	Securities Purchase Agreement, dated as of October 11, 2012, among Harvest Natural Resources, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document