Form 10-K
period 2012-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2013-05-02
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 was: $319,236,984.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date. Class: Common Stock, par value $0.01 per share, on May 2, 2013, shares outstanding: 39,454,279.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, not later than 120 days after the close of the registrant’s fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report.

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

Through the pursuit of technically-based strategies, we are building a portfolio of exploration prospects to complement the low-risk production, development and exploration prospects we hold in Venezuela. In addition to our interests in Venezuela, we hold exploration acreage mainly onshore West Sulawesi in Indonesia, offshore of Gabon, onshore in Oman, and offshore of the People’s Republic of China (“China”).

From time to time we learn of possible third party interests in acquiring ownership in certain assets within our property portfolio. We evaluate these potential opportunities taking into consideration our overall property mix, our operational and liquidity requirements, our strategic focus and our commitment to long-term shareholder value.

During the last two years, we have been exploring a broad range of strategic alternatives for enhancing stockholder value. On September 24, 2010, we retained Merrill Lynch, Pierce, Fenner & Smith (“Merrill Lynch”) to provide advisory services to assist us in exploring those strategic alternatives, including, among others, a sale of assets. Since that time, we have received several indications of interest from third parties, provided due diligence materials to third parties under confidentiality agreements and had preliminary discussions with third parties regarding a sale of our interest in Venezuela, but until March 6, 2012, we had not determined that any of the transactions discussed were in our best interests. On March 6, 2012, we announced that we had commenced exclusive negotiations with a third party for the possible sale of our 32 percent interest in Petrodelta. See Share Purchase Agreement (“SPA”) below.

As of December 31, 2012, we had total assets of $596.8 million, unrestricted cash of $72.6 million and long-term debt of $74.8 million. For the year ended December 31, 2012, we had no revenues from continuing operations and net cash used in operating activities of $26.4 million. As of December 31, 2011, we had total assets of $507.2 million, unrestricted cash of $58.9 million and long-term debt of $31.5 million. For the year ended December 31, 2011, we had no revenues from continuing operations and net cash used in operating activities of $55.2 million.

At December 31, 2012, Petrodelta’s reserves net to our 32 percent interest are: Proved reserves 38.4 MMBOE, Probable reserves 61.8 MMBOE, and Possible reserves 104.4 MMBOE. Proved plus Probable reserves at 100.2 MMBOE, after accounting for current year production, are virtually unchanged from last year. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates.

In March 2012, we entered into exchange agreements with certain holders of our 8.25 percent senior convertible notes. We issued 2.9 million shares of common stock at an effective exchange price of $5.56 per share in exchange for $16.0 million in aggregate principal amount of 8.25 percent senior convertible notes and associated interest. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 6 – Long-Term Debt.

In May 2012, we entered the third exploration phase of the Dussafu Marin Permit (“Dussafu PSC”). The third exploration phase has been lengthened to four years. See Item 1. Business, Operations, Dussafu Marin, Offshore Gabon – General.

In June 2012, we and our wholly owned subsidiary HNR Energia entered into a Share Purchase Agreement (“SPA”) with PT Pertamina (Persero), a state-owned limited liability company existing under the laws of Indonesia (“Buyer”). On February 20, 2013, we announced that the SPA was terminated. See Item 1. Business, Operations, Petrodelta, Share Purchase Agreement (“SPA”).

In August 2012, we entered into exchange agreements with certain holders of our 8.25 percent senior convertible notes. We issued 1.2 million shares of common stock at an effective exchange price of $5.60 per share in exchange for $6.5 million in aggregate principal amount of 8.25 percent senior convertible notes and associated interest. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 6 – Long-Term Debt.

In October 2012, we announced the sale of $79.8 million aggregate principal amount of 11 percent senior unsecured notes due October 11, 2014, and warrants to purchase up to 0.8 million shares of our common stock with an exercise price of $10.00 per share. The net cash proceeds of the offering were approximately $63.5 million after deducting the issuance discount, placement fees, and other transaction costs. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 6 – Long-Term Debt.

In October 2012, we extinguished the remaining 8.25 percent senior convertible notes. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 6 – Long-Term Debt.

In November 2012, we announced the commencement of drilling operations on Dussafu Tortue Marin-1 (“DTM-1”) exploration well in the Dussafu PSC. See Item 1. Business, Operations, Dussafu Marin, Offshore Gabon – Drilling and Development Activity.

In December 2012, we received approval for a four year extension of the initial six-year exploration term of the Budong-Budong Production Sharing Contract (“Budong PSC”). See Item 1. Business, Operations, Budong-Budong, Onshore Indonesia – General.

In January 2013, we announced that we had encountered oil in DTM-1. See Item 1. Business, Operations, Dussafu Marin, Offshore Gabon – Drilling and Development Activity.

In January 2013, we acquired an additional 7.1 percent participating interest in the Budong PSC and became interim operator of the Budong PSC effective January 16, 2013. See Item 1. Business, Operations, Budong-Budong, Onshore Indonesia – General.

See Item 1. Business, Operations, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of these and other events during 2012.

Our strategy has broadened from our primary focus on Venezuela to identify, access and integrate organic growth hydrocarbon assets through exploration in basins with proven hydrocarbon systems globally as an alternative to purchasing proved producing assets. We seek to leverage our Venezuelan experience as well as our expanded business development and technical platform to create a diversified resource base. We have made significant investments to provide the foundation and global reach required for an organic growth focus. While exploration has become a larger part of our overall portfolio, we generally restrict ourselves to basins with known hydrocarbon systems and favorable risk-reward profiles.

We intend to use our available cash to pursue additional growth opportunities in Indonesia, Gabon, China and other countries that meet our strategy. However, the execution of this strategy may be limited by factors including, among other things, access to additional capital and the receipt of dividends from Petrodelta as well as the need to preserve adequate development capital in the interim.

The ability to successfully execute our strategy is subject to significant risks including, among other things, receipt of dividends from Petrodelta, exploration, operating, political, legal and financial risks. See Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information set forth elsewhere in this Annual Report on Form 10-K for a description of these and other risk factors.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549-0213. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Reserves

We measure and disclose our oil and gas reserves in accordance with the provisions of the SEC’s Modernization of Oil and Gas Reporting and ASC 932, “Extractive Activities – Oil and Gas” (“ASC 932”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates.

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided, management reviews and review of the independent third party reserves report. The technical employee responsible for overseeing the process for preparation of the reserves estimates has a Bachelor of Arts in Engineering Science, a Master of Science in Petroleum Engineering, more than 28 years of experience in reservoir engineering, and is a member of the Society of Petroleum Engineers.

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

In Venezuela during 2012, Petrodelta drilled and completed 12 production wells. Six of the wells were previously identified Proved Undeveloped (“PUD”) locations and six wells were previously classified as probable, possible or undefined locations. In 2012, an additional ten PUD locations were identified through drilling activity, however ten PUD locations which are scheduled to be drilled five years after the wells were originally identified have been reclassified as Probable reserves. At December 31, 2012, Petrodelta has a total of 157 identified PUD locations.

Petrodelta’s 2012 business plan, as proposed by Petrodelta, contemplates sustained drilling activities through the year 2023 to fully develop the El Salto, Isleño and Temblador fields. As a noncontrolling interest shareholder in Petrodelta, HNR Finance, B.V. (“HNR Finance”), a wholly owned subsidiary of Harvest Holding, has limited ability to control the development plans that are periodically prepared and/or approved by the Venezuelan government. The PUD locations which are now scheduled to be drilled five years after they were originally identified have been reclassified as Probable reserves.

Proved undeveloped reserves of 22.9 MMBOE from 157 gross PUD locations are scheduled to be drilled within the period from 2013 to 2016 and within five years from when these locations were first identified. All above MMBOE represent our net 32 percent interest, net of a 33.33 percent royalty.

Probable undeveloped reserves of 61.8 MMBOE include 17.5 MMBOE from 79 gross undeveloped locations that would otherwise meet the definition of proved undeveloped reserves, except that they are scheduled to be drilled at least five years after the date that they were originally identified. Of these 79 locations, 72 are scheduled to be drilled within five years from 2013 to 2018.

The following table shows, by country and in the aggregate, a summary of our proved, probable and possible oil and gas reserves as of December 31, 2012.

	Oil and NGLs	Natural Gas	Total
	(MBls)	(MMcf)	(MBOE)(a)

Proved Developed Reserves:
International – Venezuela(b)	12,486	17,906	15,470

Total Proved Developed	12,486	17,906	15,470

Proved Undeveloped Reserves:
International – Venezuela(b)	22,043	5,304	22,927

Total Proved Undeveloped	22,043	5,304	22,927

Total Proved Reserves	34,529	23,210	38,397

Probable Developed Reserves:
International – Venezuela(b)	8	—	8

Total Probable Developed	8	—	8

Probable Undeveloped Reserves:
International – Venezuela(b)	54,668	42,924	61,822

Total Probable Undeveloped	54,668	42,924	61,822

Total Probable Reserves	54,676	42,924	61,830

Possible Developed Reserves:
International – Venezuela(b)	—	—	—

Total Possible Developed	—	—	—

Possible Undeveloped Reserves:
International – Venezuela(b)	99,463	29,444	104,370

Total Possible Undeveloped	99,463	29,444	104,370

Total Possible Reserves	99,463	29,444	104,370

(a)

Thousand barrels of oil equivalent (“MBOE”) is determined using the approximate heat content ratio of one barrel of crude oil or condensate to six thousand cubic feet (“Mcf”) of natural gas, which ratio does not necessarily reflect price equivalency.

(b)	Information represents our net 32 percent ownership interest in Petrodelta.

Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves as of December 31, 2012, 2011 and 2010 and changes in proved reserves during the last three years are contained in Item 15. Supplemental Information on Oil and Natural Gas Producing Activities (unaudited). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Critical Accounting Policies – Reserves for additional information on our reserves.

Operations

As of December 31, 2012, our operations include:

•

Venezuela. Operations are through our equity affiliate Petrodelta which is governed by the Contract of Conversion (“Conversion Contract”) signed on September 11, 2007. Our ownership of Petrodelta is through Harvest Holding which indirectly, through wholly owned subsidiaries, owns 40 percent of Petrodelta. As we indirectly own 80 percent of Harvest Holding, we indirectly own a net 32 percent interest in Petrodelta.

•

Republic of Indonesia (“Indonesia”). Operations are mainly onshore in West Sulawesi in Indonesia through the Budong PSC. We own a 64.51 percent cost sharing interest in the Budong PSC. We became the interim operator in January 2013. Transfer of operatorship is subject to regulatory approval.

•	Republic of Gabon (“Gabon”). Operations are offshore of Gabon through the Dussafu PSC. We have a 66.667 percent interest in the Dussafu PSC. We are the operator.

•

Sultanate of Oman (“Oman”). Operations are onshore in Oman through the Exploration and Production Sharing Agreement (“EPSA”) Al Ghubar / Qarn Alam license (“Block 64 EPSA”). We have an 80 percent interest in Block 64 EPSA. We are the operator.

•

People’s Republic of China (“China”). Exploration acreage is offshore of China in the South China Sea through the Wab-21 Petroleum Contract (“Wab-21”). We have a 100 percent interest in the WAB-21 petroleum contract. We are the operator.

Petrodelta

General

On October 25, 2007, the Venezuelan Presidential Decree which formally transferred to Petrodelta the rights to the Petrodelta Fields subject to the conditions of the Conversion Contract was published in the Official Gazette, the official government publication where laws, decrees, resolutions, instructions, and other regulations of general interest issued by the central government of Venezuela are published in order to make those acts valid and official. Petrodelta is to undertake the exploration, production, gathering, transportation and storage of hydrocarbons from the Petrodelta Fields for a maximum of 20 years from that date. Petrodelta is governed by its own charter and bylaws. Petrodelta’s portfolio of properties in eastern Venezuela includes large proven oil fields as well as properties with very substantial opportunities for both development and exploration. We have seconded key technical and managerial personnel into Petrodelta and participate on Petrodelta’s board of directors.

Petrodelta’s shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Under its conversion contract, work programs and annual budgets adopted by Petrodelta must be consistent with Petrodelta’s business plan. Petrodelta’s business plan may be modified by a favorable decision of the shareholders owning at least 75 percent of the shares of Petrodelta. Petrodelta’s 2012 proposed capital expenditures were expected to be approximately $401.9 million and included a planned drilling program to utilize three rigs to drill both development and appraisal wells for maintaining production capacity and the continued appraisal of the substantial resource base in the El Salto and Isleño fields. It also included engineering work for the additional infrastructure enhancement projects in El Salto and Temblador. Due to insufficient monetary support and contractual adherence by PDVSA, Petrodelta incurred only $184.2 million of its 2012 proposed capital expenditures.

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

Crude oil delivered from the Petrodelta fields to PDVSA Petroleo S.A. (“PPSA”), a wholly owned subsidiary of PDVSA, is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Merey 16 published prices are quoted and sold in U.S. Dollars. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations, Petrodelta for additional information on Petrodelta’s Contract for Sale and Purchase of Hydrocarbons with PPSA (the “Sales Contract”). Natural gas delivered from the Petrodelta Fields to PPSA is priced at $1.54 per Mcf. PPSA is obligated to make payment to Petrodelta in U.S. Dollars in the case of payment for crude oil and natural gas liquids delivered. Natural gas deliveries are paid in Venezuelan Bolivars (“Bolivars”), but the pricing for natural gas is referenced to the U.S. Dollar.

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

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, as of May 2, 2013, this dividend has not been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has never indicated that the dividend is not payable, nor that it will not be paid. The dividend receivable is classified as a long-term receivable at December 31, 2012 due to the uncertainty in the timing of payment. There is uncertainty with respect to the timing of the receipt of this dividend and whether future dividends will be declared or paid. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected or facts and circumstances surrounding our investment change, our results of operations and investment in Petrodelta could be adversely impacted.

Share Purchase Agreement (“SPA”)

On June 21, 2012, we announced that we and our wholly owned subsidiary HNR Energia had entered into a SPA with PT Pertamina (Persero), a state-owned limited liability company existing under the laws of Indonesia (“Buyer”) under which HNR Energia agreed to sell, indirectly through subsidiaries, all of its interests in Venezuela for a cash purchase price of $725.0 million, subject to adjustment as described in the SPA.

The closing of the transaction was subject to receipt of three approvals, in addition to satisfaction of other conditions standard in transactions of this type: (a) approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of the Bolivarian Republic of Venezuela (which indirectly owns the other 60 percent interest in Petrodelta); (b) approval by the Government of the Republic of Indonesia in its capacity as Buyer’s sole shareholder; and (c) approval by the holders of a majority of Harvest’s common stock.

After receiving notice from Buyer that Buyer’s sole shareholder, the Government of Indonesia, had decided not to approve the transaction described in the SPA, on February 19, 2013, HNR Energia exercised its right to terminate the agreement in accordance with its terms.

Petrodelta 2013 Capital Budget

As of May 2, 2013, the 2013 budget for Petrodelta had not yet been approved by its shareholders. Since Petrodelta only executed approximately 45.8 percent of its 2012 proposed capital expenditures primarily due to insufficient monetary support and contractual adherence by PDVSA, it is possible that PDVSA will not provide the support required to execute Petrodelta’s proposed 2013 budget. Should PDVSA continue in insufficient monetary support and contractual adherence of Petrodelta, underinvestment in the development plan may lead to continued under-performance. However, Petrodelta’s 2013 proposed budget includes a planned drilling program to utilize five rigs to drill both development and appraisal wells for maintaining production capacity and the continued appraisal of the substantial resource base in the El Salto, Temblador and Isleño fields. It also includes engineering work for continued infrastructure enhancement projects in El Salto and Temblador.

Location and Geology

Petrodelta Fields

Uracoa Field

At December 31, 2012, there were 86 (2011: 86) oil and natural gas producing wells and seven (2011: seven) water injection wells in the field. The current production facility has capacity to handle 30 thousand barrels (“MBbls”) of oil per day (down from 60 MBls of oil per day in 2011 due to the relocation of treaters to the El Salto and Temblador fields), 130 MBbls of water per day, and storage of up to 75 MBbls of crude oil. The oil produced from Uracoa is blended with the oil produced from Tucupita, Bombal and Isleño fields then transported through a 25-mile oil pipeline from the Uracoa plant facilities UM-2 to PDVSA’s EPT-1 storage and fiscalization facility. All natural gas presently being delivered by Petrodelta is produced from the Uracoa field and is delivered to PDVSA through a 64-mile pipeline to Mamo gas station and PDVSA Gas network.

Tucupita Field

At December 31, 2012, there were 15 (2011: 17) oil producing wells and four (2011: four) water injection wells in the field. The Tucupita production facility has a capacity to process 30 MBbls of oil per day, 125 MBbls of water per day and storage for up to 60 MBbls of crude oil. The oil is transported through a 31-mile, 20 MBbls of oil per day pipeline from the Tucupita field to the Uracoa plant facilities UM-2. See Uracoa Field above.

Bombal Field

East Bombal was drilled in 1992, and currently remains underdeveloped with only one production well (2011: one). In West Bombal, at December 31, 2012, there were three (2011: three) oil producing wells. The oil is transported through a five-mile, ten MBbls of oil per day pipeline from the Bombal field to the Uracoa plant facilities UM-2. See Uracoa Field above.

Isleño Field

The Isleño field was discovered in 1953. Seven oil appraisal wells were drilled by PDVSA prior to the field being contributed to Petrodelta. At December 31, 2012, there were two (2011: no wells) oil producing wells in the field. The oil is transported via vacuum trucks to the Uracoa plant facilities UM-2. See Uracoa Field above. Currently, a 16 inch, 6.2 mile, 20 MBbls per day transfer line capacity is being constructed from Isleño field to Uracoa to transport the fluids produced.

Temblador Field

At December 31, 2012, there were 28 (2011: 27) oil producing wells in the field. The oil is transported through two pipelines: a 5.6-mile, 40 MBbls of oil per day trunkline from TY-8 flow station (east end of the field) to TY-23 flow station; and a 4.3 mile, 20 MBbls of oil per day gathering system from the west end of the field to TY-23 flow station. The total crude oil is then delivered from TY-23 flow station into PDVSA’s EPT-1 storage facility.

El Salto Field

At December 31, 2012, there were 17 (2011: nine) oil producing wells and one (2011: one) water injection well in the El Salto field. In October 2011, Petrodelta completed the pipeline to connect the El Salto field to PDVSA’s COMOR EPM-1 storage facility. The oil is now transported through an 18.1-mile, 40 MBbls of oil per day pipeline to PDVSA’s EPM-1 storage facility.

Infrastructure and Facilities

Petrodelta has a 25-mile oil pipeline from its oil processing facilities at Uracoa to PDVSA’s EPT-1 storage facility, the custody transfer point. The pipeline has a nominal capacity of 30 MBls of oil per day and a design capacity of 60 MBls of oil per day.

Petrodelta has a 64-mile pipeline from Uracoa to Mamo gas station and PDVSA Gas network with a nominal capacity of 70 million cubic feet (“MMcf”) of natural gas per day and a design capacity of 90 MMcf of natural gas per day.

Petrodelta has at Temblador Field two main gathering systems, one in the East side of the field, a 5.6-mile trunkline from the TY-8 Flow Station to TY-23 flow station which is next to PDVSA’s EPT-1 storage facility. The trunkline has an operational capacity of 40 MBls of fluid per day and a design capacity of 60 MBls of oil per day. The second one, on the West side of the field, a 4.3 mile, 20 MBbls of total fluid per day gathering system from the end of the field to TY-23 flow station. The total crude oil, on specification, is then delivered from TY-23 flow station into PDVSA’s EPT-1 storage facility (the custody transfer point).

Petrodelta has an 18.1-mile pipeline from El Salto to PDVSA’s COMOR EPM-1 storage facility, the custody transfer point. The pipeline has a nominal capacity of 30 MBls of oil per day and a design capacity of 40 MBls of oil per day. Petrodelta is executing additional infrastructure enhancement projects in El Salto and Temblador.

Petrodelta has long term agreements in place with PDVSA Gas affiliate for purchase of power for the electrical needs, leasing of compression, and operation and maintenance of the gas treatment and compression facilities at the Uracoa and Tucupita fields.

Drilling and Development Activity

During the year ended December 31, 2012, Petrodelta drilled and completed 12 development wells. Petrodelta delivered approximately 13.2 MBls of oil and 2.2 billion cubic feet (“Bcf”) of natural gas, averaging 36,979 barrels of oil equivalent (“BOE”) per day during the year ended December 31, 2012. During the year ended December 31, 2011, Petrodelta drilled and completed 15 development wells, one successful appraisal well and two water injector wells. Petrodelta delivered approximately 11.4 MBls of oil and 2.3 Bcf of natural gas, averaging 32,240 BOE per day during the year ended December 31, 2011.

Petrodelta began 2012 with three drilling rigs, but PDVSA relocated one rig to another operation. Currently, Petrodelta is operating three drilling rigs and two workover rigs and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields. A pipeline is currently under construction between the Isleño field and the main production facility at Uracoa. Isleño production is currently being trucked to Uracoa. Petrodelta has received two new drilling rigs. The first drilling rig is currently waiting on repairs and is expected to start drilling operations in the Isleño field in the first quarter of 2013. The second drilling rig has been mobilized and is expected to start drilling operations in the Temblador field in the first quarter of 2013. Petrodelta was notified that it will relocate a current operating rig to another operation with the old rig being replaced with a new rig which arrived in February 2013. These rigs result in an expected five working drilling rigs in 2013.

Risk Factors

We face significant risks in holding a minority equity investment in Petrodelta. These risks and other risk factors are discussed in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Budong-Budong, Onshore Indonesia

General

In 2007, we entered into a Farmout Agreement to acquire a 47 percent interest in the Budong PSC located mostly onshore West Sulawesi, Indonesia. In April 2008, the Government of Indonesia approved the assignment to us of the 47 percent interest in the Budong PSC. Our partner is the operator through the exploration phase as required by the terms of the Budong PSC, and we have an option to become operator, if approved by the Government of Indonesia and SKK Migas in any subsequent development and production phase.

We acquired our original 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program up to a cap of $17.2 million, including the acquisition of 2-D seismic and drilling of the first two exploration wells under a Farmout Agreement with our partner in the Budong PSC. Prior to drilling the first exploration well, our partner had a one-time option to increase the level of the carried interest to a maximum of $20.0 million. On September 15, 2010, our partner exercised their option to increase their carried interest by $2.7 million to a total of $19.9 million. The additional carry increased our ownership by 7.4 percent to 54.4 percent. On March 3, 2011, the Government of Indonesia approved this change in ownership interest.

On January 14, 2011, we exercised our first refusal right to a proposed transfer of interest by the operator to a third party, which allowed us to acquire an additional 10 percent ownership in the Budong PSC at a cost of $3.7 million payable ten business days after completion of the first exploration well. The $3.7 million was paid on April 18, 2011. Closing of this acquisition increased our participating ownership interest in the Budong PSC to 64.4 percent with our cost sharing interest becoming 64.51 percent until first commercial production. On August 11, 2011, the Government of Indonesia approved this change in ownership interest.

The initial exploration term of the Budong PSC was due to expire on January 15, 2013. In September 2012, the operator of the Budong PSC, on behalf of us and the other co-venturer, submitted a request to BPMIGAS under the terms of the Budong PSC for a four-year extension of the initial six-year exploration term of the Budong PSC. In January 2013, we received written approval from SKK Migas of the four-year extension of the initial six-year exploration term.

In November 2012, the Indonesia constitutional court declared BPMIGAS, Indonesia’s oil and gas regulatory authority, to be unconstitutional. In January 2013, SKK Migas, the Special Task Force for oil and gas upstream sector, was formed to replace BPMIGAS. SKK Migas will supervise all oil and gas industry activities.

In December 2012, we signed a farmout agreement with the operator of the Budong PSC to acquire an additional 7.1 percent participating interest and to become operator of the Budong PSC. We assumed the role of interim operator effective January 16, 2013. Closing of this acquisition will increase our participating ownership interest in the Budong PSC to 71.5 percent with our cost sharing interest becoming 72 percent until first commercial production. The consideration for this transaction is that we will fund 100 percent of the costs of the first exploration well of the four-year extension to the Budong PSC. If the exploration well is not drilled within 18 months of the date of approval from the Government of Indonesia of this transaction, our partner has the right to give notice that the consideration be paid in cash, or $3.2 million. The acquisition of the additional participating interest and the transfer of operatorship are dependent on approval by the Government of Indonesia.

We have satisfied all work commitments for the current exploration phase of the Budong PSC. However, the extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC.

Location and Geology

During the initial exploration period, the Budong PSC covered 1.35 million acres. The Budong PSC includes a ten-year exploration period and a 20-year development phase. Pursuant to the terms of the Budong PSC, at the end of the first three-year exploration phase, 45 percent of the original area was to be relinquished to BPMIGAS. In January 2010, 35 percent of the original area was relinquished and ten percent of the required relinquishment was deferred until 2011. In January 2011, the deferred ten percent of the original total contract area was relinquished. The Budong PSC currently covers 0.75 million acres. However, pursuant to the request for extension of the initial exploration term, the contract area held by the Budong PSC at the beginning of the extension period should be reduced, per the terms of the Budong PSC, from the current 55 percent to 20 percent of the original contract area. In January 2013, our partner, on our behalf, submitted a relinquishment proposal of 10 percent to SKK Migas. The retained area will contain all the areas of geological interest to the Budong PSC partners.

The Budong PSC includes the Lariang and Karama sub-basins, which are the eastern onshore extension of the West Sulawesi foldbelt (“WSFB”). Field work performed has confirmed the presence of Eocene source and reservoir potential. Offshore seismic surveys have greatly improved the understanding of the geology and enhanced the prospectivity of the offshore WSFB and, by analogy, the sparsely explored onshore area.

Drilling and Development Activity

In 2011, two exploratory wells were drilled, Lariang-1 (“LG-1”) and Karama-1 (“KD-1”). Both wells were plugged and abandoned in 2011.

Operational activities during 2012 focused on a review of geological and geophysical data obtained from the drilling of LG-1 and KD-1 wells to upgrade the prospectivity of the block and to define a prospect for potential drilling in 2013. We have completed remapping of both the Lariang and Karama Basins with eight leads in the Lariang Basin and five leads in the Karama Basin having been identified. The identification of these leads is the basis for the four-year extension request of the first six-year exploration term.

Dussafu Marin, Offshore Gabon

General

In 2008, we acquired a 66.667 percent ownership interest in the Dussafu PSC. We are the operator.

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources (“Republic of Gabon”), entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The Direction Generale Des Hydrocarbures (“DGH”) agreed to lengthen the third exploration phase to four years until May 27, 2016.

The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period. This commitment was fulfilled with the drilling of DTM-1.

Location and Geology

The Dussafu PSC contract area is located offshore Gabon, adjacent to the border with the Republic of Congo. It contains 680,000 acres with water depths to 1,650 feet. Production and infrastructure exists in the blocks contiguous to the Dussafu PSC.

Drilling and Development Activity

During 2011, we drilled our first exploratory well, Dussafu Ruche Marin-1 (“DRM-1”), and two appraisal sidetracks. DRM-1 and sidetracks discovered oil of approximately 149 feet of pay within the Gamba, Middle Dentale and Upper Dentale Formations. DRM-1 and sidetracks are currently suspended pending further exploration and development activities.

Operational activities during 2012 included completion of the time processing of 545 square kilometers of seismic which was acquired in the fourth quarter of 2011 and well planning. The 3-D Pre-Stack Time Migration was completed in July 2012. Pre-Stack Depth processing and reprocessing of the 2005 Inboard 3-D seismic of approximately 1,300 square kilometers commenced in June 2012 with the time reprocessing and merging of the various 3-D surveys completed in September 2012. Initial velocity model building for the Pre-Stack Depth migration commenced and the Pre-Stack Depth processing project is expected to be completed in the second quarter of 2013.

Well planning progressed to drill an exploration well in the fourth quarter of 2012 on the Tortue prospect to target stacked pre-salt Gamba and Dentale reservoirs as well as a secondary post-salt Madiela clastic reservoir. DTM-1 was spud on November 19, 2012. DTM-1 was drilled with the Scarabeo 3 semi-submersible drilling unit, and was drilled in a water depth of 380 feet. On January 4, 2013, we announced that DTM-1 had reached a vertical depth of 11,260 feet within the Dental Formation. Log evaluation and pressure data indicate that we have an oil discovery of approximately 42 feet of pay in a 72 foot column within the Gamba Formation and 123 feet of pay in stacked reservoirs within the Dentale Formation. Additional technical evaluation is on-going.

The first appraisal sidetrack of DTM-1 (“DTM-1ST1”) spud January 12, 2013. DTM-1ST1 was drilled to a Total Depth of 11,385 feet in the Dental Formation, approximately 1,800 feet from DTM-1 wellbore and found 65 feet of pay in the primary Dentale reservoir. Several other stacked sands with oil shows were encountered; however, due to a stuck downhole tool, logging operations were terminated early before pressure data could be collected to confirm connectivity. The well can be re-entered, and the downhole tool has since been retrieved. DTM-1 and DTM-1ST1 were suspended pending future appraisal and development activities. The drilling rig was demobilized and released on February 21, 2013.

Block 64 EPSA, Oman

General

In 2009, we signed an EPSA with Oman for Block 64 EPSA. We have an 80 percent working interest and our partner, Oman Oil Company, has a 20 percent carried interest in Block 64 EPSA during the initial period.

The First Phase of Block 64 EPSA had a minimum work obligation over a three-year period of $22 million to reprocess 375 square kilometers of 3-D seismic and drill two exploration wells to penetrate and evaluate at least the potential objectives of the Haima Supergroup. In order to complete drilling activities of the two exploratory wells, on August 24, 2011, Oman’s Ministry of Oil and Gas approved a one-year extension to May 23, 2013 of the First Phase of the EPSA. Both the work and financial commitments for the First Phase on Block 64 EPSA have been fulfilled.

Location and Geology

Block 64 EPSA was a block designated for exploration and production of non-associated gas and condensate which the Oman Ministry of Oil and Gas awarded over part of the area of the Block 6 Concession operated by Petroleum Development of Oman (“PDO”). PDO has the rights to the oil and associated gas on Block 64 EPSA and has continued to produce oil from several shallow oil fields within Block 64 EPSA area. The 955,600 acre block is located in the gas and condensate rich Ghaba Salt Basin in close proximity to the producing Barik, Saih Rawl and Saih Nihayda gas and condensate fields.

Drilling and Development Activity

In 2011, two exploratory wells were drilled, Mafraq South-1 (“MFS-1”) and Al Ghubar North-1 (“AGN-1”). Both wells were plugged and abandoned in the fourth quarter of 2011 and first quarter of 2012, respectively.

Operational activities during 2012 include post well evaluation and review of geological and geophysical data obtained from the drilling of MFS-1and AGN-1 wells.

On March 12, 2013, we elected to not request an extension of the First Phase or enter the Second Phase of Block 64 EPSA and Block 64 will be relinquished effective June 30, 2013. The carrying value of Block 64 EPSA of $6.4 million was written off to impairment expense at December 31, 2012. During the first half of 2013, we will terminate operations and close the field office.

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

Location and Geology

The WAB-21 contract area covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and is located in the West Wan’ an Bei Basin (Nam Con Son) of the South China Sea. Its western edge lies approximately 20 miles to the east of significant producing natural gas fields, Lan Tay and Lan Do, which are reported to contain two trillion cubic feet (“Tcf”) of natural gas and commenced production in November 2002. Also located to the west of WAB-21 are the Dua and Chim Sao discoveries that commenced oil production in 2011 and the oil and gas discovery in 2009 of Ca’ Rong Doh. The WAB-21 contract area covers a large unexplored area of the Wan’ an Bei Basin where the same successful Lower Miocene through to Upper Miocene plays to the west are present. Exploration success in the basin to date has resulted in discoveries estimated to total in excess of 500 MBls of oil and 7.5 Tcf of natural gas. Several similar structural trends and geological formations, each with significant potential for hydrocarbon reserves in traps with multiple pay zones similar to the known fields and discoveries to the west are present within WAB-21.

Drilling and Development Activity

Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2013. The Joint Management Committee has approved an extension of the license until May 31, 2015. We are meeting with CNOOC in April 2013 to discuss the ratification of the extension. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist.

Even though there continues to be increasing activity on the Vietnamese blocks which we believe confirms our view of WAB-21’s prospectivity, we impaired the carrying value of WAB-21 at December 31, 2012 due to our continued inability to pursue an exploration program. However, we continue to seek permission to acquire regional 2-D seismic and localized 3-D seismic.

Production, Prices and Lifting Cost Summary

In the following table we have set forth, by country, our net production, average sales prices and average operating expenses for the years ended December 31, 2012, 2011 and 2010. The presentation for Venezuela is presented at our net 32 percent ownership interest in Petrodelta. The United States is presented at our ownership interest.

	Year Ended December 31,
	2012	2011	2010
Venezuela
Crude Oil Production (MBbls)(b)	2,810	2,430	1,826
Natural Gas Production (MMcf)(a)(c)	463	483	470
Average Crude Oil Sales Price ($ per Bbl)	$95.91	$98.52	$70.57
Average Natural Gas Sales Price ($ per Mcf)	$1.54	$1.54	$1.54
Average Operating Expenses ($ per BOE)(d)	$10.22	$8.99	$6.01
United States(e)
Monument Butte(e)
Net Crude Oil Production (MBbls)	—	21	106
Natural Gas Production (MMcf)	—	324	417
Average Crude Oil Sales Price ($ per Bbl)	$—	$77.91	$64.85
Average Natural Gas Sales Price ($ per Mcf)	$—	$3.73	$3.43
Average Operating Expenses ($ per BOE)	$—	$10.34	$4.26
Lower Green River/Upper Wasatch(e)
Net Crude Oil Production (MBbls)	—	40	34
Natural Gas Production (MMcf)	—	13	6
Average Crude Oil Sales Price ($ per Bbl)	$—	$89.60	$69.63
Average Natural Gas Sales Price ($ per Mcf)	$—	$4.62	$3.97
Average Operating Expenses ($ per BOE)	$—	$56.86	$25.41

(a)	Royalty-in-kind paid on gas used as fuel by Petrodelta net to our 32 percent interest was 4,256 MMcf for 2012 (2011: 3,226 MMcf, 2010: 1,015 MMcf).
(b)	Crude oil sales net to our 32 percent interest after deduction of royalty. Crude oil sales for Petrodelta at 100 percent were 13,172 MBbls for 2012 (2011: 11,390 MBbls, 2010: 8,561 MBbls).
(c)	Natural gas sales net to our 32 percent interest after deduction of royalty. Natural gas sales for Petrodelta at 100 percent were 2,171 MMcf for 2012 (2011: 2,266 MMcf, 2010: 2,204 MMcf).
(d)

Petrodelta is not subject to ad valorem or severance taxes. Average operating expenses per BOE net of royalties and workovers were $13.41 for 2012 (2011: $9.84 per BOE, 2010: $7.52 per BOE). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Years Ended December 31, 2012 and 2011, Equity in Earnings from Equity Affiliates.

(e)	Property was sold effective March 1, 2011 and is reported as discontinued operations.

Drilling and Undeveloped Acreage

For acquisitions of leases, development and exploratory drilling, we spent approximately (excluding our share of capital expenditures incurred by equity affiliates) $23.6 million in 2012 (2011: $106.1 million, 2010: $59.5 million). These numbers do not include any costs for the development of proved undeveloped reserves in 2012, 2011 or 2010.

We have participated in the drilling of wells as follows:

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled Productive:
Venezuela (Petrodelta)
Development	12	3.8	15	4.8	16	5.1
Appraisal	—	—	1	0.3	—	—
Gabon
Exploration	—	—	1	0.7	—	—
United States
Development	—	—	1	0.7	8	2.6
Exploration	—	—	2	0.7	3	1.0

Wells Drilled Dry:
Indonesia
Exploration	—	—	2	1.3	—	—
Oman
Exploration	1	0.8	1	0.8	—	—

Average Depth of Wells (Feet)
Venezuela (Petrodelta)
Crude Oil	7,905	—	7,298	—	6,839	—
Indonesia
Crude Oil	—	—	9,874	—	—	—
Gabon
Crude Oil	—	—	11,355	—	—	—
Oman
Natural Gas	10,482	—	10,348	—	—	—
United States
Crude Oil	—	—	10,021	—	7,938	—
Natural Gas	—	—	—	—	—	—

Producing Wells(1):
Venezuela (Petrodelta)
Crude Oil	152	48.6	143	45.8	127	40.6
United States
Crude Oil	—	—	—	—	16	8.3

(1)	The information related to producing wells reflects wells we drilled, wells we participated in drilling and producing wells we acquired.

At December 31, 2012, we were completing drilling activities on the DTM-1 on the Dussafu PSC. The DTM-1 was drilled to a depth of 11,260 feet. On January 12, 2013, we spud the DTM-1ST1. The DTM-1ST1 was drilled to a depth of 11,385 feet. We have 66.667 percent net interest in the DTM-1 and DTM-1ST1.

All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not directly operate any drilling equipment.

Acreage

The following table summarizes the developed and undeveloped acreage that we own, lease or hold under concession as of December 31, 2012:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Venezuela – Petrodelta	26,460	8,467	220,653	70,609
China	—	—	7,470,080	7,470,080
Indonesia	—	—	747,862	481,623
Gabon	—	—	685,470	456,982
Oman	—	—	955,600	764,480

Total	26,460	8,467	10,079,665	9,243,774

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

Employees

At December 31, 2012, full-time employees in our various offices were: Houston – 19; Caracas – 12; London – 9; Singapore – 2; Jakarta – 4; and Muscat – 6. We augment our employees from time to time with independent consultants, as required.

Item 1A.	Risk Factors

In addition to other information set forth elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered when evaluating us.

Our financial condition raises substantial doubt as to our ability to continue as a going concern. The audit opinion on our financial statements as of and for the year ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. Our current capital resources may not be sufficient to support our liquidity requirements through 2013. Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our cash position and limited ability to access additional capital may limit our growth opportunities. At April 25, 2013, we had $30.7 million (December 31,2012: $72.6 million) of available cash and, until Petrodelta pays a dividend, our available cash may not be sufficient to meet capital and operational commitments for the next twelve months. We have no recurring cash flows. Having Petrodelta dividends as our primary source of cash flow limits our access to additional capital, and our concentration of political risk in Venezuela may limit our ability to leverage our assets. In addition, our future cash position depends upon the payment of dividends by Petrodelta, success with our exploration program, possible delay of discretionary capital spending to future periods, farm-out, or possible sale, or otherwise monetization of assets as necessary to maintain the liquidity required to run our operations. While we believe that Petrodelta will reinvest any excess cash into Petrodelta in 2013 and 2014 which might otherwise be available for payment of dividends, there is no assurance this will be the case, nor that if the cash is not reinvested that it will be paid as dividends. These factors could have a material adverse effect on our financial condition and liquidity and may limit our ability to grow through the acquisition or exploration of additional oil and gas properties and projects.

Our business strategy may be sensitive to market prices for oil and gas. We have made significant investments to provide the foundation and global reach required for an organic growth focus. While exploration has become a larger part of our overall portfolio, to the extent market values of oil and gas decline, our continued investments in exploration projects may be adversely affected.

We have incurred long-term indebtedness obligations, which significantly increased our leverage. On October 11, 2012, we closed a debt offering of $79.8 million in aggregate principal amount of 11.0 percent senior unsecured notes due October 11, 2014. The degree to which we are leveraged could, among other things:

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

We hold a minority equity investment in Petrodelta. Even though we are able to exercise significant influence as a minority equity investor in Petrodelta, our control of Petrodelta is limited to our rights under the Conversion Contract and its annexes and Petrodelta’s charter and bylaws. As a result, our ability to implement or influence Petrodelta’s business plan, assure quality control, and set the timing and pace of development may be adversely affected. In addition, the majority partner, CVP, has initiated and undertaken numerous unilateral decisions that can impact our minority equity investment.

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

An increase in oil prices could result in increased tax liability in Venezuela affecting Petrodelta’s operations and profitability, which in turn could affect our dividends and profitability. Prices for oil fluctuate widely. In April 2011, the Venezuelan government published the amended Windfall Profits Tax which establishes a special contribution for extraordinary prices to the Venezuelan government of 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $50 per barrel for 2012 [$55 per barrel for 2013]) and $70 per barrel. The amended Windfall Profits Tax also establishes a special contribution for exorbitant prices to the Venezuelan government of (1) 80 percent when the average price of the Venezuelan Export Basket (“VEB”) exceeds $70 per barrel but is less than $90 per barrel; (2) 90 percent when the average price of the VEB exceeds $90 per barrel but is less that $100 per barrel; and (3) 95 percent when the average price of the VEB exceeds $100 per barrel. Any increase in the taxes payable by Petrodelta, including the Windfall Profits Tax, as a result of increased oil prices will reduce cash available for dividends to us and our partner, CVP.

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

The total capital required for development of Petrodelta’s assets may exceed the ability of Petrodelta to finance such developments. Petrodelta’s ability to fully develop the fields in Venezuela will require a significant investment. Petrodelta’s future capital requirements for the development of its assets may exceed the cash available from existing cash flow. Petrodelta’s ability to secure financing is currently limited and uncertain, and has been, and may be, affected by numerous factors beyond its control, including the risks associated with operating in Venezuela. Because of this financial risk, Petrodelta may not be able to secure either the equity or debt financing necessary to meet its future cash needs for investment, which may limit its ability to fully develop the properties, cause delays with their development or require early divestment of all or a portion of those projects. This could negatively impact our minority equity investment. If we are called upon to fund our share of Petrodelta’s operations, our failure to do so could be considered a default under the Conversion Contract and cause the forfeiture of some or all our shares in Petrodelta. In addition, CVP may be unable or unwilling to fund its share of capital requirements and our ability to require them to do so is limited. Since Petrodelta only executed approximately 45.8 percent its 2012 proposed capital expenditures primarily due to insufficient monetary support and contractual adherence by PDVSA, it is possible that PDVSA will not provide the support required to execute Petrodelta’s proposed 2013 budget. Should PDVSA continue in insufficient monetary support and contractual adherence of Petrodelta, underinvestment in the development plan may lead to continued under-performance.

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

We have identified material weaknesses in our internal control over financial reporting. We have concluded we did not maintain effective internal controls over financial reporting because material weaknesses in internal control over financial reporting related to (1) a sufficient complement of accounting and financial reporting resources; (2). accounting for certain transactions for oil and gas properties; (3) accounting for income taxes; (4) appropriate segregation of duties related to certain system access rights and the recording and review of journal entries; (5) preparation and review of certain classification and disclosure matters impacting the financial statements and related notes; and (6) significant and complex debt and equity transactions existed as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Although we intend to take appropriate steps to remediate these material weaknesses, we cannot assure you that we will be able to do so in a timely manner, that our initiatives will prove to be successful or that additional material weaknesses will not be identified in the future. Failure to identify material weaknesses in our internal controls in a timely manner, or the identification of material weaknesses in the future, will impair our ability to record, process, summarize and report financial information accurately, timely and in accordance with SEC rules. The failure could also cause investors to lose confidence in our reported financial information, subject us to litigation and regulatory enforcement actions, and adversely impact our business and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have regional/technical offices in the United Kingdom and Singapore, and field offices in Jakarta, Indonesia; Port Gentil, Gabon; and Muscat, Oman to support field operations in those areas. At December 31, 2012, we had the following lease commitments for office space:

Location	Date Lease Signed	Term	Annual Expense
Houston, Texas	April 2004	10 years	$204,000
Houston, Texas	December 2008	5 years	160,800
Caracas, Venezuela	October 2012	1 year	224,400
London, U.K.	September 2010	5 years	108,000
Singapore	October 2012	2 years	84,000
Jakarta, Indonesia	April 2012	2 years	98,500
Muscat, Oman	September 2011	2 years	62,400
Gabon, Port Gentil	December 2012	2 years	61,200

See Item 1. Business, Operations for a description of our oil and gas properties.

Item 3.	Legal Proceedings

The following related class action lawsuits were filed on the dates specified in the United States District Court, Southern District of Texas: John Phillips v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (March 22, 2013); Sang Kim v. Harvest Natural Resources, Inc., James A. Edmiston, Stephen C. Haynes, Stephen D. Chesebro’, Igor Effimoff, H. H. Hardee, Robert E. Irelan, Patrick M. Murray and J. Michael Stinson (April 3, 2013); Chris Kean v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 11, 2013); Prastitis v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 17, 2013); Alan Myers v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 22, 2013); and Edward W. Walbridge and the Edward W. Walbridge Trust v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 26, 2013). The complaints allege that the Company made certain false or misleading public statements and demand that the defendants pay unspecified damages to the class action plaintiffs based on stock price declines. On April 18, 2013, the second, third and fourth listed actions were consolidated into the Phillips case. The Company and the other named defendants intend to vigorously defend the consolidated and other listed lawsuits.

On March 25, 2013, the Securities and Exchange Commission, notified the Company that it is conducting an inquiry related to certain matters disclosed in the Company’s Form 12B-25 announcing that it would be unable to file on a timely basis its 2012 Annual Report on Form 10-K, including certain errors in the Company’s financial statements and weaknesses in the Company’s internal controls. The Company is engaged in discussions with the Commission concerning these matters.

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 (“KD-1”) drilling site. The claim asserts that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS, Indonesia’s oil and gas regulatory authority. The claimant is seeking compensation of 16 billion Indonesia Rupiah (approximately $1.7 million, $1.2 million net to our 71.61 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. On or about March 8, 2013, the operator learned that the court has ruled to dismiss the claim because the claim had not been filed against the proper parties to the claim. The claimant can appeal the dismissal once the ruling has been issued in writing.

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

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our subsidiary in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Until that application is approved, the funds will remain in the blocked account, and we can give no assurance when OFAC will permit the funds to be released. As of May 2, 2013, our October 26, 2011 application for the return of the blocked funds remains pending with OFAC.

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

On May 4, 2012, Harvest Vinccler learned that the Political Administrative Chamber of the Supreme Court of Justice has issued a decision dismissing one of Harvest Vinccler’s claims against the Libertador Municipality. Harvest Vinccler continues to believe that it has sufficient arguments to maintain its position in accordance with the Venezuelan Constitution. Harvest Vinccler plans to present a request of Constitutional Revision to the Constitutional Chamber of the Supreme Court of Justice once it is notified officially of the decision. As of May 2, 2013, Harvest Vinccler has not received official notification of the decision. Harvest Vinccler is unable to predict the impact of this decision on the remaining outstanding municipality claims and assessments.

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

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HNR”. As of December 31, 2012, there were 39,434,279 shares of common stock outstanding, with approximately 433 stockholders of record. The following table sets forth the high and low sales prices for our Common Stock reported by the NYSE.

Year	Quarter	High	Low

2011	First quarter	16.75	10.59
	Second quarter	15.71	10.51
	Third quarter	13.81	8.57
	Fourth quarter	12.04	6.58

2012	First quarter	8.27	6.14
	Second quarter	9.12	4.88
	Third quarter	9.85	7.72
	Fourth quarter	9.50	8.38

On April 24, 2013, the last sales price for the common stock as reported by the NYSE was $3.46 per share.

Our policy is to retain earnings to support the growth of our business. Accordingly, our Board of Directors has never declared a cash dividend on our common stock.

STOCK PERFORMANCE GRAPH

The graph below shows the cumulative total stockholder return over the five-year period ending December 31, 2012, assuming an investment of $100 on December 31, 2007 in each of Harvest’s common stock, the Dow Jones U.S. Exploration & Production Index and the S&P Composite 500 Stock Index.

This graph assumes that the value of the investment in Harvest stock and each index was $100 at December 31, 2007 and that all dividends were reinvested.

PLOT POINTS

(December 31 of each year)

	2007	2008	2009	2010	2011	2012

Harvest Natural Resources, Inc.	$100	$34	$42	$97	$59	$73
Dow Jones US E&P Index	$100	$58	$82	$98	$96	$100
S&P 500 Index	$100	$63	$80	$92	$94	$109

Total Return Data provided by S&P’s Institutional Market Services, Dow Jones & Company, Inc. is composed of companies that are classified as domestic oil companies under Standard Industrial Classification codes (1300-1399, 2900-2949, 5170-5179 and 5980-5989). The Dow Jones US Exploration & Production Index is accessible at http://www.djindexes.com/mdsidx/index.cfm?event=showTotalMarket.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for each of the years in the five-year period ended December 31, 2012.

	Year Ended December 31,
	2012	2011 (RESTATED)	2010 (RESTATED)	2009(3) (RESTATED)	2008(3) (RESTATED)
	(in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Income (Loss):
Operating loss	$(51,517)	$(88,512)	$(34,716)	$(30,644)	$(54,779)
Net income from Equity Affiliates	67,769	73,451	66,291	35,253	33,226
Net income (loss) from continuing operations(1)	(10,512)	(41,656)	10,663	(3,326)	(22,883)
Net income (loss) attributable to Harvest	(12,211)	55,960	14,375	(3,568)	(23,179)
Net income (loss) from continuing operations attributable to Harvest per common share:
Basic(1)	$(0.28)	$(1.22)	$0.32	$(0.10)	$(0.68)

Diluted(1)	$(0.28)	$(1.22)	$0.29	$(0.10)	$(0.68)

Weighted average common shares outstanding
Basic	37,424	34,117	33,541	33,084	34,073
Diluted	37,424	34,117	36,767	33,084	34,073

	As of December 31,
	2012	2011 (RESTATED)	2010 (RESTATED)	2009(4) (RESTATED)	2008(4) (RESTATED)
	(in thousands)
Balance Sheet Data:
Total assets	$596,837	$507,203	$484,622	$345,214	$359,263
Long-term debt, net of current maturities	74,839	31,535	78,291	—	—
Total Harvest’s Stockholders’ equity(2)	379,337	355,691	291,727	271,603	270,713

(1)	Includes net income attributable to noncontrolling interest.
(2)	No cash dividends were declared or paid during the periods presented.
(3)

For 2009, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense of $58 thousand. For 2008, relates to lease maintenance costs that were erroneously capitalized as oil and gas properties rather than as exploration expense of $635 thousand.

(4)

Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense of $693 thousand in 2009 and $635 thousand in 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

We had a net loss attributable to Harvest of $12.2 million, or $(0.33) per diluted share, for the year ended December 31, 2012 compared to net income attributable to Harvest of $56.0 million, or $1.64 per diluted share, for the year ended December 31, 2011. Net loss attributable to Harvest for the year ended December 31, 2012 includes $9.1 million of exploration expense, $9.3 of impairment expense, $5.6 million of dry hole costs and net equity income from Petrodelta’s operations of $67.8 million. Net income attributable to Harvest for the year ended December 31, 2011 includes $12.6 million of exploration expense, $3.3 million of impairment expense, $49.7 million of dry hole costs and net equity income from Petrodelta’s operations of $73.5 million.

Restatement of Prior Period Financial Statements

                  In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we concluded that there were errors in previously filed financial statements. In the course of our review, management determined that (a) certain warrants issued in 2010 in connection with our $60 million term loan facility (the “Warrants”) were improperly valued at inception and improperly classified as equity instruments rather than liability instruments. As a result of the improper classification of the Warrants, (b) the debt discount and associated interest expense related to the amortization of the debt discount was understated for all periods in which the associated debt was outstanding, and (c) the consolidated statement of operations and comprehensive income (loss) for each reporting period was misstated by the omission of the changes in fair value of the Warrants as a liability instrument. Additionally, (d) certain exploration overhead was incorrectly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed, and (e) certain leasehold maintenance and other costs were improperly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed. Finally, (f) advances to equity affiliate were improperly classified as an operating activity rather than an investing activity and (g) certain costs were improperly classified as an investing activity rather than an operating activity on the consolidated statement of cash flows. Such errors impacted annual periods ended December 31, 2010 and 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, and September 30, 2012.

As a result of the errors related to the Warrants described above, loss on extinguishment of debt was understated for the year ended December 31, 2011 and the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.

Additionally, an error was identified in the calculation of earnings (loss) per diluted share for the year ended December 31, 2011 and the three and six months ended June 30, 2011, and an additional error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity for the quarters ended March 31, 2012 and September 30, 2012.

We have restated our segment footnote information to reflect the applicable errors stated above and (a) reclassify noncontrolling interest from United States segment to Venezuela segment, (b) eliminate intrasegment receivables erroneously reported gross of related intrasegment payable, and (c) eliminate intrasegment revenue erroneously reported gross of related intrasegment expense. Such errors impacted annual periods ended December 31, 2010 and 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. We also restated our financial statement schedule to reflect adjustments to the balance sheet related to income taxes for the years ended December 31, 2010 and 2011.

In assessing the severity of the errors, management determined that the errors were material to the consolidated financial statements for the years ended December 31, 2011 and 2010 and quarterly information for all quarters in 2011 and the first, second and third quarters of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated balance sheets related to income taxes.

The audited financial statements, related notes and analyses for the years ended December 31, 2011 and 2010 have been retrospectively restated in this Annual Report on Form 10-K for the year ended December 31, 2012. We will amend our Quarterly Reports on Form 10-Q/A for each of the quarterly periods shortly after the filing of this Annual Report on Form 10-K.

The following tables set forth the effect of the adjustments described above on the consolidated statements of operations and comprehensive income (loss), the consolidated statements of cash flows and the consolidated statements of stockholders’ equity for the years ended December 31, 2011 and 2010, and the consolidated balance sheet as of December 31, 2011.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	December 31, 2011			December 31, 2010
	As Previously		As	As Previously		As
	Reported	Adjustment	RESTATED	Reported	Adjustment	RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$462	$—	$462	$484	$—	$484
Exploration expense(a)	13,690	(1,125)	12,565	8,016	313	8,329
Impairment of oil and gas properties(f)	—	3,335	3,335	—	—	—
Dry hole costs	49,676	—	49,676	—	—	—
General and administrative	22,474	—	22,474	25,903	—	25,903

Total expenses	86,302	2,210	88,512	34,403	313	34,716

Loss from operations	(86,302)	(2,210)	(88,512)	(34,403)	(313)	(34,716)
Other non-operating income (expense)
Investment earnings and other	665	—	665	557	—	557
Unrealized gain (loss) on warrant derivatives(b)	—	9,786	9,786	—	344	344
Interest expense(c)	(5,336)	(1,823)	(7,159)	(2,689)	(1,098)	(3,787)
Loss on extinguishment of debt(d)	(9,682)	(3,450)	(13,132)	—	—	—
Other non-operating expense	(1,375)	—	(1,375)	(3,952)	—	(3,952)
Loss on exchange rates	(146)	—	(146)	(1,588)	—	(1,588)

	(15,874)	4,513	(11,361)	(7,672)	(754)	(8,426)

Loss from Continuing Operations Before Income taxes	(102,176)	2,303	(99,873)	(42,075)	(1,067)	(43,142)
Income tax expense (benefit)(g)	820	237	1,057	(184)	—	(184)

Loss from Continuing Operations	(102,996)	2,066	(100,930)	(41,891)	(1,067)	(42,958)
Net Income from Equity Affiliate	73,451	—	73,451	66,291	—	66,291

Net Income (Loss) from Continuing Operations	(29,545)	2,066	(27,479)	24,400	(1,067)	23,333
Income (Loss) from Discontinued Operations	97,616	—	97,616	3,712	—	3,712

Net Income	68,071	2,066	70,137	28,112	(1,067)	27,045
Less: Net Income Attributable to Noncontrolling Interest	14,177	—	14,177	12,670	—	12,670

Net Income (Loss) Attributable To Harvest	$53,894	$2,066	$55,960	$15,442	$(1,067)	$14,375

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$1.58	$0.06	$1.64	$0.46	$(0.03)	$0.43

Diluted(e)	$1.37	$0.27	$1.64	$0.42	$(0.03)	$0.39

Comprehensive income (loss)	$53,894	$2,066	$55,960	$15,442	$(1,067)	$14,375

(a)	For 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense of $2,210 thousand offset by a reclassification from exploration expense to impairment of oil and gas properties of $3,335 thousand for amounts that were erroneously classified as exploration expense. For 2010, relates to lease maintenance costs that were erroneously capitalized as oil and gas properties rather than as exploration expense.
(b)	Represents change in fair value of the Warrants for the period. Such Warrants were previously erroneously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(c)	The fair value of the Warrants was not appropriately determined at inception because certain features of the Warrants were not originally considered in the fair value calculation. The corrected fair value of the Warrants at inception exceeds the original valuation by $3,878 thousand. As a result of this change in the fair value of the Warrants, the original discount allocated to the debt was understated by approximately $3,878 thousand; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding. For 2011, income tax expense of $237 thousand was improperly classified as interest expense.
(d)	As noted in (c) above, the correction in the fair value of the Warrants and its classification as a liability resulted in an increased discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(e)	In addition to the impact on EPS related to the adjustments described in (a) through (d) above and (f) and (g) below, diluted EPS has been adjusted to reflect an error in the calculation of the weighted average common shares outstanding for dilutive EPS as of December 31, 2011. The weighted average common shares utilized for the calculation of diluted EPS was erroneously 39,339 thousand rather than 34,117 thousand.
(f)	Reclassification of impairment of oil and gas properties expense in 2011 of $3,335 thousand that was previously erroneously presented as exploration expense.
(g)	Represents income tax improperly classified as interest expense.

Consolidated Balance Sheets

	December 31, 2011
	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Deferred income taxes(a)	$2,628	$(2,628)	$—
Oil and gas properties(b)	65,671	(3,216)	62,455
Total assets(a)(b)	513,047	(5,844)	507,203
Accrued interest payable(g)	1,372	(396)	976
Other current liabilities(a)(g)	4,835	(2,203)	2,632
Income taxes payable(g)	718	(29)	689
Warrant derivative liability(c)	—	4,870	4,870
Total liabilities(a)(c)(g)	65,592	2,242	67,834
Additional paid in capital(d)	236,192	(8,392)	227,800
Retained earnings(e)	193,283	306	193,589
Total Harvest shareholders’ equity(f)	363,777	(8,086)	355,691
Total equity(f)	447,455	(8,086)	439,369

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Relates to the reclassification of the Warrants out of additional paid in capital to warrant derivative liabilities. The fair value of the Warrants was not appropriately determined at inception because certain features of the Warrants were not originally considered in the fair value calculation. Thus, the correction of the error to record the Warrants as a liability does not agree to the correction of the error removing the Warrants from equity. Additionally, the Warrants were not properly marked to market at the end of each period. The warrant derivative liability was valued at $15,000 thousand at inception with subsequent reductions in fair value of $344 thousand in 2010 and $9,786 thousand in 2011.
(d)	Relates to the reversal of the amount recorded to equity at inception for the Warrants of $11,122 thousand and the reversal of the amount removed from additional paid in capital of $2,730 thousand when a portion of the Warrants were redeemed by the Company. In May 2011, additional paid in capital was debited for $2,730 thousand for the reversal of the original fair value of such warrants which was an error as they did not qualify for equity classification.
(e)	Relates to (a) net increase in expense in 2010 and 2011 related to exploration expense of $2,523 thousand (inclusive of the reclassification of exploration expense to impairment of oil and gas properties of $3,335 thousand), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011 (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(f)	Relates to reclassification of the Warrants as described in (d) above plus the impact of retained earnings described in (e) above.
(g)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.

Consolidated Statements of Cash Flows

	December 31, 2011			December 31, 2010
	As Previously		As	As Previously		As
	Reported	Adjustment	RESTATED	Reported	Adjustment	RESTATED
	(in thousands)
Net cash used in operating activities(a)(b)	$(52,737)	$(2,506)	$(55,243)	$(5,296)	$(2,830)	$(8,126)
Net cash provided by (used in) investing activities(a)(b)	109,710	2,506	112,216	(59,061)	2,830	(56,231)
Net cash provided by (used in) financing activities	(56,730)	—	(56,730)	90,743	—	90,743

Net increase in cash and cash equivalents	243	—	243	26,386	—	26,386
Cash and cash equivalents at beginning of year	58,703	—	58,703	32,317	—	32,317

Cash and cash equivalents at end of year	$58,946	$—	$58,946	$58,703	$—	$58,703

(a)	For 2011, relates to the $2,288 thousand of lease maintenance costs, exploration overhead and $900 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $(682) thousand were previously erroneously classified as an operating activity rather than an investing activity.
(b)	For 2010, relates to $167 thousand of lease maintenance costs and $(558) thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $3,221 thousand were improperly classified as an operating activity rather than an investing activity.

In addition to the above, we have restated the Consolidated Statements of Stockholder’s Equity to reflect the reclassification of the Warrants from equity to warrant derivative liability and to restate the January 1, 2010 beginning balances to reflect cumulative adjustments related to the previously described errors that affect periods prior to the year ended December 31, 2010 as follows:

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at January 1, 2010 as originally reported	39,495	$395	$213,337	$123,947	$(65,383)	$56,831	$329,127
Adjustments(a)	—	—	—	(693)	—	—	(693)

Balance at January 1, 2010 as RESTATED	39,495	$395	$213,337	$123,254	$(65,383)	$56,831	$328,434

(a)	Relates to lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed prior to January 1, 2010 (the “Beginning Retained Earnings Adjustment”).

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at December 31, 2010 as originally reported	40,103	$401	$230,362	$139,389	$(65,543)	$69,501	$374,110
Adjustments(a)(b)	—	—	(11,122)	(1,760)	—	—	(12,882)

Balance at December 31, 2010 as RESTATED	40,103	$401	$219,240	$137,629	$(65,543)	$69,501	$361,228

(a)	The adjustment to additional paid-in capital relates to the reclassification of the Warrants from equity to warrant derivative liability.
(b)	The adjustment to retained earnings relates to (a) lease maintenance costs of $313 thousand that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense, (b) the reduction in the fair value of the Warrants for the year ended December 31, 2010 of $344 thousand, additional amortization of debt of $1,098 thousand resulting from the increased discount allocated to the debt, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized to oil and gas properties rather than expensed to exploration expenses prior to January 1, 2010.

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at December 31, 2011 as originally reported	40,625	$406	$236,192	$193,283	$(66,104)	$83,678	$447,455
Adjustments(a)(b)	—	—	(8,392)	306	—	—	(8,086)

Balance at December 31, 2011 as RESTATED	40,625	$406	$227,800	$193,589	$(66,104)	$83,678	$439,369

(a)	The adjustment to additional paid-in capital relates to the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the reversal of the original fair value of certain Warrants that did not qualify for equity classification.
(b)	The adjustment to retained earnings relates to (a) net increase in 2010 and 2011 expense related to exploration expense of $2,523 thousand that was erroneously capitalized as oil and gas properties rather than expensed as exploration expense (includes consideration of reclassification between exploration expense and impairment of oil and gas properties), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.

In addition to the above, we have restated Operating Segments to reflect the errors stated above and (a) reclassify noncontrolling interest from United States segment to Venezuela segment, (b) eliminate intrasegment receivables erroneously reported gross of related intrasegment payable, and (c) eliminate intrasegment revenue erroneously reported gross of related intrasegment expense.

	December 31, 2011			December 31, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$69,577	$(14,603)	$54,974	$62,177	$(13,019)	$49,158
Indonesia(b)	(44,800)	(2,888)	(47,688)	(7,108)	843	(6,265)
Gabon(c)	(5,743)	(2,245)	(7,988)	(543)	(1,099)	(1,642)
Oman(d)	(11,325)	(535)	(11,860)	(1,934)	(305)	(2,239)
United States(e)	(51,431)	22,337	(29,094)	(40,862)	12,513	(28,349)

Net income (loss) from continuing operations	(43,722)	2,066	(41,656)	11,730	(1,067)	10,663
Discontinued operations (Antelope Project)	97,616	—	97,616	3,712	—	3,712

Net income (loss) attributable to Harvest	$53,894	$2,066	$55,960	$15,442	$(1,067)	$14,375

(a)	Relates to reclassification of noncontrolling interest from United States segment to Venezuela segment and elimination of intrasegment revenue erroneously reported gross of intrasegment expense.
(b)	For 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense of $1,505 thousand and elimination of intrasegment revenue erroneously reported gross of related intrasegment expense of $1,383 thousand. For 2010, relates to elimination of intrasegment revenue erroneously reported gross of related intrasegment expense.
(c)	For 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense of $415 thousand and elimination of intrasegment revenue erroneously reported gross of related intrasegment expense of $1,830 thousand. For 2010, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense of $313 thousand and elimination of intrasegment revenue erroneously reported gross of related intrasegment expense of $786 thousand.
(d)	Relates to elimination of intrasegment revenue erroneously reported gross of related intrasegment expense.
(e)	Relates to the impact of (a) through (d) above.

	December 31, 2011
	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Operating Segment Assets
Venezuela	$348,802	$—	$348,802
Indonesia(a)	65,165	(50,572)	14,593
Gabon(a)	119,273	(63,768)	55,505
Oman(a)	20,980	(13,828)	7,152
United States(a)	137,531	122,325	259,856

	691,751	(5,843)	685,908
Intersegment eliminations	(178,704)	(1)	(178,705)

Total Assets	$513,047	$(5,844)	$507,203

(a)	Relates to elimination of intrasegment receivables erroneously reported gross of related intrasegment payable.

Venezuela

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (4.30 Bolivars per U.S. Dollar). However, during the year ended December 31, 2012, Harvest Vinccler exchanged approximately $1.5 million (2011: $1.2 million) through the Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) and received an average exchange rate of 5.16 Bolivars (2011: 5.19 Bolivars) per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At December 31, 2012, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 6.2 million Bolivars and 5.7 million Bolivars, respectively. At December 31, 2012, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 277.2 million Bolivars and 2,646.2 million Bolivars, respectively.

On February 8, 2013, the Venezuelan government published in the Official Gazette the Exchange Agreement No. 14 which establishes new exchange rates for the Bolivar/U.S. Dollar currencies that became effective February 9, 2013. The exchange rate established in the Agreement is 6.30 Bolivars per U.S. Dollar. The Exchange Agreement also announced the elimination of SITME effective February 8, 2013. All exchanges of Bolivars must now transact through the Central Bank. As a result of the February 2013 devaluation, Harvest Vinccler estimates the impact of the devaluation to be approximately $0.1 million gain on revaluation of its assets and liabilities, and Petrodelta estimates the impact of the devaluation to be approximately $54.8 million gain on revaluation of its assets and liabilities.

On May 7, 2012, the Organic Law on Employment, Male and Female Workers (“Labor Law”) was published in the Official Gazette. The Labor Law has 554 Articles divided into ten Titles and heavily favors employees over employers. The Labor Law’s purpose is to regulate the relations between workers and employers. In August 2012, the labor contract between PDVSA and the labor union was signed. The new labor contract awarded salary increases to both union and non-union labor retroactive to December 2011. The new labor contract increased the effect of the Labor Law on Petrodelta by increasing the salaries on which the Labor Law benefits are calculated. Per the actuarial study that PDVSA commissioned, the effect of the Labor Law on Petrodelta’s business was $3.8 million ($1.2 million net to our 32 percent interest) for the year ended December 31, 2012. The Labor Law had no impact to Harvest Vinccler.

Petrodelta

See Item 1. Business, Operations, Petrodelta, Share Purchase Agreement (“SPA”).

Petrodelta’s shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Petrodelta’s 2012 capital budget was expected to be approximately $401.9 million with a significant portion of that total related to infrastructure costs to support the further development of the Temblador and El Salto fields.

Petrodelta began 2012 with three drilling rigs, but PDVSA relocated one rig to another operation. Currently, Petrodelta is operating three drilling rigs and two workover rigs and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields. A pipeline is currently under construction between the Isleño field and the main production facility at Uracoa. Isleño production is currently being trucked to Uracoa. Petrodelta has received two new drilling rigs. The first drilling rig is currently waiting on repairs and is expected to start drilling operations in the Isleño field in the first quarter of 2013. The second drilling rig has been mobilized and is expected to start drilling operations in the Temblador field in the first quarter of 2013. Petrodelta was notified that it will relocate a current operating rig to another operation with the old rig being replaced with a new rig which arrived in February 2013. These rigs result in an expected five working drilling rigs in 2013.

During the year ended December 31, 2012, Petrodelta drilled and completed 12 development wells compared to 15 development wells, one successful appraisal well and two water injector wells in the year ended December 31, 2011. Petrodelta delivered approximately 13.2 MBls of oil and 2.2 billion cubic feet (“Bcf”) of natural gas, averaging 36,979 barrels of oil equivalent (“BOE”) per day during the year ended December 31, 2012 compared to deliveries of 11.4 MBls of oil and 2.3 Bcf of natural gas, averaging 32,240 BOE per day during the year ended December 31, 2011.

Petrodelta’s Proved reserves, net to our 32 percent interest, are 38.4 MMBOE at December 31, 2012. Petrodelta’s Probable reserves, net to our 32 percent interest, are 61.8 MMBOE at December 31, 2012. Petrodelta’s Possible reserves, net to our 32 percent interest, are 104.4 MMBOE. Proved plus Probable reserves at 100.2 MMBOE, after accounting for current year production, are virtually unchanged from last year. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates.

Certain operating statistics for the years ended December 31, 2012, 2011, and 2010 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent.

	December 31,
	2012	2011	2010

Thousand barrels of oil sold	13,172	11,390	8,561
Million cubic feet of gas sold	2,171	2,266	2,204
Total thousand barrels of oil equivalent	13,534	11,768	8,928
Average price per barrel	$95.91	$98.52	$70.57
Average price per thousand cubic feet	$1.54	$1.54	$1.54
Cash operating costs ($millions)(a)	$121.0	$77.2	$44.7
Capital expenditures ($millions)	$184.2	$137.5	$98.7

(a)

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Years Ended December 31, 2012 and 2011, Equity in Earnings from Equity Affiliates.

Under Petrodelta’s Sales Contract, crude oil delivered from the Petrodelta fields to PPSA is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Merey 16 published prices are quoted and sold in U.S. Dollars. Natural gas delivered from the Petrodelta Fields to PDVSA is priced at $1.54 per thousand cubic feet. PPSA is obligated to make payment to Petrodelta in U.S. Dollars in the case of payment for crude oil and natural gas liquids delivered. Natural gas deliveries are paid in Bolivars, but the pricing for natural gas is referenced to the U.S. Dollar.

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

When the Sales Contract was executed, Petrodelta was producing only one type of crude, Merey 16. The official pricing formula applied to the Merey 16 by MENPET is used for the sales of Petrodelta crude oil with quality close to 16 degrees API to represent actual quality delivered. Beginning in October 2011, MENPET determined that Petrodelta’s production flowing through the COMOR transfer point was a heavier type of crude, Boscan. The official pricing formula applied to Boscan by MENPET is used for the sales of Petrodelta crude oil with quality close to 10 degrees API to represent actual quality delivered.

Since Petrodelta was producing only Merey 16 when the Sales Contract was executed, the Boscan gravity and sulphur correction factors and crude pricing formula are not included in the Sales Contract. However, under the Sales Contract, PPSA is obligated to receive all of Petrodelta’s production. All production deliveries for all of Petrodelta’s fields have been certified by MENPET and acknowledged by PPSA. All pricing factors to be used in the Merey 16 and Boscan pricing formulas have been provided by and certified by MENPET to Petrodelta.

Since the Sales Contract provides for only one crude pricing formula, the Sales Contract had to be amended to include the Boscan pricing formula to allow Petrodelta to invoice PPSA for El Salto crude oil deliveries. From October 1, 2011 through June 30, 2012, Petrodelta used the Boscan pricing formula as published in the Official Gazette on January 11, 2007 to record revenue from El Salto field deliveries. Petrodelta subsequently received from PDVSA Trade and Supply a draft amendment to the Sales Contract. The pricing formula in the draft amendment was used to record revenue for El Salto field deliveries from July 1, 2012 through December 31, 2012, and revenue for El Salto field deliveries for October 1, 2011 through June 30, 2012 was revised to reflect the pricing formula in the draft amendment. The only item included in the draft amendment is the Boscan pricing formula to be used in invoicing El Salto crude oil deliveries. All other terms and conditions of the Sales Contract remain in force. On January 28, 2013, Petrodelta’s board of directors endorsed the amendment to the Sales Contract. The amendment has to be approved by CVP’s board of directors and HNR Finance’s board of directors. Once these approvals are received, the amendment to the Sales Contract will be executed and PPSA will be invoiced for the deliveries.

At December 31, 2012, El Salto deliveries, net of royalties, covering the delivery months of October 2011 through December 2012 totaled approximately 4.0 MBls (1.3 MBls net to our 32 percent interest). The draft amendment to the Sales Contract pricing formula for Boscan based upon the deliveries and factors certified by MENPET, results in revenue for these deliveries of $352.7 million ($112.9 million net to our 32 percent interest). As of December 31, 2012, these deliveries for El Salto remain uninvoiced to PPSA.

In Item 1A. Risk Factors, we disclosed that PDVSA’s failure to timely pay contractors, including Petrodelta, was having an adverse effect on Petrodelta. We have advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations and seismic interpretation, and employee salaries and related benefits for Harvest employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. We are considered a contractor to Petrodelta, and as such, we are also experiencing the slow payment of invoices. During the year ended December 31, 2012, we advanced Petrodelta $0.5 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Advances to equity affiliate has increased $0.4 million, to a balance of $2.8 million, during the year ended December 31, 2012. During the year ended December 31, 2011, we advanced Petrodelta $0.8 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Although payment is slow, payments continue to be received. Petrodelta and Petrodelta’s board have not indicated that the advances are not payable, nor that they will not be paid. As a Petrodelta contractor, Harvest Vinccler assessed the possibility of recording an allowance for doubtful accounts on its receivable from Petrodelta. After considering many factors, including the slow but continuous payments received from Petrodelta, Harvest Vinccler determined that an allowance for doubtful accounts is not required; however, at December 31, 2012, Harvest Vinccler reclassified $2.1 million of the Advances to Affiliate to a long-term receivable due to slow payment and age of the advances.

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

Petrodelta’s 2012 proposed capital expenditures were expected to be approximately $401.9 million and included a planned drilling program to utilize two rigs to drill both development and appraisal wells for maintaining production capacity, the continued appraisal of the substantial resource base in the El Salto field and further drilling in the Isleño field. It also included engineering work for production facilities required for the full development of the El Salto and Temblador fields. Due to insufficient monetary support and contractual adherence by PDVSA, Petrodelta incurred only $184.2 million of its 2012 proposed capital expenditures.

As of May 2, 2013, the 2013 budget for Petrodelta had not yet been approved by its shareholders. Since Petrodelta only executed approximately 45.8 percent of its 2012 planned capital expenditures primarily due to insufficient monetary support and contractual adherence by PDVSA, it is possible that PDVSA will not provide the support required to execute Petrodelta’s proposed 2013 budget. Should PDVSA continue in insufficient monetary support and contractual adherence of Petrodelta, underinvestment in the development plan may lead to continued under-performance. However, Petrodelta’s 2013 proposed budget includes a planned drilling program to utilize five rigs to drill both development and appraisal wells for maintaining production capacity and the continued appraisal of the substantial resource base in the El Salto, Temblador and Isleño fields. It also includes engineering work for continued infrastructure enhancement projects in El Salto and Temblador.

In April 2011, the Venezuelan government published in the Official Gazette the amended Windfall Profits Tax. In February 2013, the Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax. The amended Windfall Profits Tax establishes new levels for contribution of extraordinary prices (under $80 per barrel) and exorbitant prices (over $100 per barrel), and levels in-between, to the Venezuelan government. The amended Windfall Profits Tax is deductible for Venezuelan income tax purposes. During the year ended December 31, 2012, Petrodelta recorded $291.4 million for the amended Windfall Profits Tax (2011: $237.6 million).

One section of the Windfall Profits Tax states that royalties paid to Venezuela are capped at $70 per barrel, but the cap on royalties has not been defined as being applicable to in-cash, in-kind, or both. In October 2011, Petrodelta received instructions from PDVSA that royalties, whether paid in-cash or in-kind, should be reported at $70 per barrel (royalty barrels x $70). The difference between the $70 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. For the year ended December 31, 2012, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $113.7 million ($36.4 million net to our 32 percent interest). For the year ended December 31, 2011, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $85.0 million ($27.2 million net to our 32 percent interest).

Per our interpretation of the Windfall Profits Tax, the $70 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. With assistance from Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $70 cap to the 3.33 percent royalty paid in cash for the years ended December 31, 2012 and 2011. For the year ended December 30, 2012, net oil sales (oil sales less royalties) are slightly higher, $11.4 million ($3.6 million net to our 32 percent interest). For the year ended December 31, 2011, net oil sales are slightly higher, $8.5 million ($2.7 million net to our 32 percent interest) under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels.

Another section of the amended Windfall Profits Tax for which Petrodelta is waiting for clarity relates to an exemption of this tax that can be granted by the Ministry of the People’s Power for Petroleum and Mining (“MENPET”) for the incremental production of projects and grass root developments until the specific investments are recovered. This exemption has to be considered and approved in a case by case basis by MENPET. We believe several of the fields operated by Petrodelta may qualify for the exemption from the amended Windfall Profits Tax. We are waiting for clarification from MENPET on the definitions of incremental production and grass roots developments, as well as guidance on the process for applying for the exemption.

The Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax with an effective date of February 20, 2013. The amended Windfall Profits Tax establishes new levels for contribution of extraordinary and exorbitant prices to the Venezuelan government. Extraordinary prices are considered to be equal to or lower than $80 per barrel, and exorbitant prices are considered to be over $80 per barrel. The amended Windfall Profits tax also sets a new royalty cap per barrel of $80. Contributions for extraordinary prices are 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $55 per barrel for 2013) and $80 per barrel. Contributions for exorbitant prices are (1) 80 percent when the average price of the VEB exceeds $80 per barrel but is less than $100 per barrel; (2) 90 percent when the average price of the VEB equals or exceeds $100 per barrel but is less than $110 per barrel; and (3) 95 percent when the average price of the VEB equals or exceeds $110 per barrel.

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, as of May 2, 2013, this dividend has not been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has never indicated that the dividend is not payable, nor that it will not be paid. The dividend receivable is classified as a long-term receivable at December 31, 2012 due to the uncertainty in the timing of payment. There is uncertainty with respect to the timing of the receipt of this dividend and whether future dividends will be declared or paid. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected or facts and circumstances surrounding our investment change, our results of operations and investment in Petrodelta could be adversely impacted.

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. For the year ended December 31, 2012, this method of calculation overstates the liability for the Sports Law contribution by $2.5 million ($0.8 million net to our 32 percent interest). We have adjusted for the overaccrual of the Sports Law in the December 31, 2012 Net Income from Equity Affiliate.

Petrodelta’s results and operating information is more fully described in Item 15. Exhibits and Financial Statement Schedules, Notes to the Consolidated Financial Statements, Note 13 – Investment in Equity Affiliates – Petrodelta, S.A.

Diversification

We have broadened our strategy from our primary focus on Venezuela to identify, access and integrate hydrocarbon assets to include organic growth through exploration in basins globally with proven hydrocarbon systems. We seek to leverage our Venezuelan experience as well as our recently expanded business development and technical platform to create a diversified resource base. With the addition of technical resources through the opening of our London and Singapore offices, we have made significant investments to provide the necessary foundation and global reach required for an organic growth focus. Our organic growth is focused on undeveloped or underdeveloped fields, field redevelopments and exploration. While exploration has become a larger part of our overall portfolio, we generally restrict ourselves to basins with known hydrocarbon systems and favorable risk-reward profiles. Exploration will be technically driven with a low entry cost and high resource potential that provides sustainable growth.

Budong-Budong Project, Indonesia

See Item 1. Business, Operations, Budong-Budong, Onshore Indonesia.

The initial exploration term of the Budong PSC was due to expire on January 15, 2013. In September 2012, the operator of the Budong PSC, on behalf of us and the other co-venturer, submitted a request to BPMIGAS under the terms of the Budong PSC for a four-year extension of the initial six-year exploration term of the Budong PSC. In January 2013, we received written approval from SKK Migas of the four-year extension of the initial six-year exploration term.

In November 2012, the Indonesia constitutional court declared BPMIGAS, Indonesia’s oil and gas regulatory authority, to be unconstitutional. In January 2013, SKK Migas, the Special Task Force for oil and gas upstream sector, was formed to replace BPMIGAS. SKK Migas will supervise all oil and gas industry activities.

In December 2012, we signed a farmout agreement with the operator of the Budong PSC to acquire an additional 7.1 percent participating interest and to become operator of the Budong PSC. We assumed the role of interim operator effective January 16, 2013. Closing of this acquisition will increase our participating ownership interest in the Budong PSC to 71.5 percent with our cost sharing interest becoming 72 percent until first commercial production. The consideration for this transaction is that we will fund 100 percent of the costs of the first exploration well of the four-year extension to the Budong PSC. If the exploration well is not drilled within 18 months of the date of approval from the Government of Indonesia of this transaction, our partner has the right to give notice that the consideration be paid in cash, or $3.2 million. The transfer of operatorship was approved by SKK Migas on March 25, 2013. The acquisition of the additional participating interest was approved by the Government of Indonesia on April 9, 2013.

We have satisfied all work commitments for the current exploration phase of the Budong PSC. However, the extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC.

Pursuant to the request for extension of the initial exploration term, the contract area held by the Budong PSC at the beginning of the extension period should be reduced, per the terms of the Budong PSC, from the current 55 percent to 20 percent of the original contract area. In January 2013, our partner, on our behalf, submitted a relinquishment proposal of 10 percent to SKK Migas. The retained area will contain all the areas of geological interest to the Budong PSC partners.

Operational activities during the year ended 2012 included a review of geological and geophysical data obtained from the drilling of LG-1 and KD-1 wells to upgrade the prospectivity of the block and to define a prospect for potential drilling in 2013. Based on multiple oil and gas shows encountered in both LG-1 and KD-1, we are working on an exploration program targeting the Pliocene and Miocene sands encountered in the previous two wells. We have completed remapping of both the Lariang and Karama Basins with eight leads in the Lariang Basin and five leads in the Karama Basin having been identified in the Pliocene, Middle-Late Miocene and Eocene sands. The identification of these leads is the basis for the four-year extension request of the first six-year exploration term. The partners have technically recommended the drilling of the Madjene prospect in the Lariang Basin targeting stacked Pliocene and Miocene clastic reservoirs for an exploration well in late 2013. Preliminary well planning activities commenced in October 2012.

During the year ended December 31, 2012, we had cash capital expenditures of $5.8 million mainly for deepening and plugging and abandonment costs of KD-1ST (2011: $18.2 million for drilling, construction and plugging and abandonment costs and $3.7 million for the purchase of the additional 10 percent equity interest). The 2013 budget for the Budong PSC is $13.9 million.

Dussafu Project – Gabon

See Item 1. Business, Operations, Dussafu Marin, Offshore Gabon.

The Dussafu PSC partners and the Republic of Gabon, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The DGH agreed to lengthen the third exploration phase to four years until May 27, 2016. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period. This commitment was fulfilled with the drilling of DTM-1.

Operational activities during 2012 included completion of the time processing of 545 square kilometers of seismic which was acquired in the fourth quarter of 2011 and well planning. The 3-D Pre-Stack Time Migration was completed in July 2012. Pre-Stack Depth processing and reprocessing of the 2005 Inboard 3-D seismic of approximately 1,300 square kilometers commenced in June 2012 with the time reprocessing and merging of the various 3-D surveys completed in September 2012. Initial velocity model building for the Pre-Stack Depth migration commenced and the Pre-Stack Depth processing project is expected to be completed in the second quarter of 2013.

Well planning progressed to drill an exploration well in the fourth quarter of 2012 on the Tortue prospect to target stacked pre-salt Gamba and Dentale reservoirs as well as a secondary post-salt Madiela clastic reservoir. DTM-1 was spud on November 19, 2012. DTM-1 was drilled with the Scarabeo 3 semi-submersible drilling unit, and was drilled in a water depth of 380 feet. On January 4, 2013, we announced that DTM-1 had reached a vertical depth of 11,260 feet within the Dental Formation. Log evaluation and pressure data indicate that we have an oil discovery of approximately 42 feet of pay in a 72 foot column within the Gamba Formation and 123 feet of pay in stacked reservoirs within the Dentale Formation. Additional technical evaluation is on-going.

The first appraisal sidetrack of DTM-1 (“DTM-1ST1”) spud January 12, 2013. DTM-1ST1 was drilled to a Total Depth of 11,385 feet in the Dental Formation, approximately 1,800 feet from DTM-1 wellbore and found 65 feet of pay in the primary Dentale reservoir. Several other stacked sands with oil shows were encountered; however, due to a stuck downhole tool, logging operations were terminated early before pressure data could be collected to confirm connectivity. The well can be re-entered, and the downhole tool has since been retrieved. DTM-1 and DTM-1ST1 were suspended pending future appraisal and development activities. The drilling rig was demobilized and released on February 21, 2013.

During the year ended December 31, 2012, we had cash capital expenditures of $11.7 million for seismic processing (2011: $40.1 million for well planning and drilling). The 2013 budget for the Dussafu PSC is $26.2 million.

Block 64 EPSA Project – Oman

See Item 1. Business, Operations, Block 64 EPSA, Oman.

Both the work and financial commitments on Block 64 EPSA have been fulfilled. Operational activities during the year ended December 31, 2012 included post well evaluation and review of geological and geophysical data obtained from the drilling of MFS-1 and AGN-1 wells. On March 12, 2013, we elected to not request an extension of the First Phase or enter the Second Phase of Block 64 EPSA and Block 64 will be relinquished effective June 30, 2013. The carrying value of Block 64 EPSA of $6.4 million was written off to impairment expense at December 31, 2012.

During the year ended December 31, 2012, we incurred $6.1 million for drilling and plugging and abandonment costs (2011: $10.2 million for well planning, drilling and plugging and abandonment costs). The 2013 budget for Block 64 EPSA is minimal, consisting of costs required to terminate operations and close the field office.

WAB-21 Project – China

See Item 1. Business, Operations, WAB-21, South China Sea.

In March 2011, CNOOC granted us an extension to May 2013 of Phase One of the Exploration Period for the WAB-21 contract area. The Joint Management Committee has approved an extension of the license until May 31, 2015. We are meeting with CNOOC in April 2013 to discuss the ratification of the extension. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes with Vietnam persist. Even though there continues to be increasing activity on the Vietnamese blocks which we believe confirms our view of WAB-21’s prospectivity, we impaired the carrying value of WAB-21 of $2.9 million at December 31, 2012 due to our continued inability to pursue an exploration program. However, we continue to seek permission to acquire regional 2-D seismic and localized 3-D seismic.

Operational activities during 2012 include costs related to maintenance of the license. The 2013 budget for WAB 21 is minimal, consisting of costs required to maintain the license.

Other Exploration Projects

The 2013 budget for new business development is $2.7 million.

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

•

Establish Various Sources of Production: We seek to establish new production from our exploration and development efforts in a number of diverse markets and expect to monetize production through operations or the farm-down or possible sale of assets.

Results of Operations

The following discussion should be read with the results of operations for each of the years in the three-year period ended December 31, 2012 and the financial condition as of December 31, 2012 and 2011 in conjunction with our consolidated financial statements and related notes thereto.

Years Ended December 31, 2012 and 2011

We reported a net loss attributable to Harvest of $12.2 million, or $(0.33) diluted earnings per share, for the year ended December 31, 2012, compared with net income attributable to Harvest of $56.0 million, or $1.64 diluted earnings per share, for the year ended December 31, 2011.

Total expenses and other non-operating (income) expense (in millions):

	Year Ended December 31,
	2012	2011 (RESTATED)	Increase (Decrease)
Depreciation and amortization	$0.4	$0.5	$(0.1)
Exploration expense	9.1	12.6	(3.5)
Impairment expense	9.3	3.3	6.0
Dry hole costs	5.6	49.7	(44.1)
General and administrative	27.1	22.5	4.6
Investment earnings and other	(0.3)	(0.7)	0.4
Unrealized (gain) loss on warrant derivatives	0.6	(9.8)	10.4
Interest expense	1.6	7.2	(5.6)
Debt conversion expense	3.6	—	3.6
Loss on extinguishment of debt	5.4	13.1	(7.7)
Other non-operating expense	2.9	1.4	1.5
Loss on exchange rates	0.1	0.1	—
Income tax expense (benefit)	(0.6)	1.1	(1.7)

Our accounting method for oil and gas properties is the successful efforts method. During the year ended December 31, 2012, we incurred $4.8 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations, $2.5 million related to other general business development activities, and $1.8 million related to lease maintenance. During the year ended December 31, 2011, we incurred $10.1 million of exploration costs for the acquisition, processing and reprocessing of seismic data related to ongoing operations, $0.3 million related to other general business development activities, and $2.2 million related to lease maintenance.

During the year ended December 31, 2012, we impaired $6.4 million related to the carrying value of Block 64 EPSA and $2.9 million related to the carrying value of WAB-21. During the year ended December 31, 2011, we impaired $3.3 million related to the carrying value of West Bay.

During the year ended December 31, 2012, we expensed to dry hole costs $0.7 million related to the drilling of the KD-1 well on the Budong PSC and $4.9 million related to the drilling of the AGN-1 on Block 64 EPSA. During the year ended December 31, 2011, we expensed to dry hole costs $14.0 million related to the drilling of the LG-1 on Budong PSC, $26.0 million related to the drilling of the KD-1 and KD-1ST on the Budong PSC, $6.9 million related to the drilling of the MFS-1 on Block 64 ESPA and $2.8 million related to the drilling of the AGN-1 on Block 64 EPSA. See Item 1. Business, Operations, Budong-Budong, Onshore Indonesia – Drilling and Development Activity and Block 64 EPSA, Oman – Drilling and Development Activity.

The increase in general and administrative costs in the year ended December 31, 2012 from the year ended December 31, 2011, was primarily due to increases in employee related costs ($3.3 million, of which $2.2 million was non-cash related to equity compensation), public relations ($0.1 million) and audit fees ($2.0 million) offset by a decrease in general office expense and overhead ($0.4 million), contract services ($0.2 million) and travel costs ($0.2 million).

The decrease in investment earnings and other in the year ended December 31, 2012 from the year ended December 31, 2011 was due to the receipt during the year ended December 31, 2011 of payment for transition services provided on the Antelope Project after closing of the sale.

The decrease in unrealized gain on warrant derivatives in the year ended December 31, 2012 from the year ended December 31, 2011 was due to the change in fair value for our warrant derivative liabilities: $3.18 per warrant at December 31, 2012 and $3.04 per warrant at December 31, 2011.

The decrease in interest expense in the year ended December 31, 2012 from the year ended December 31, 2011 was due to the conversion of $31.5 million of our 8.25 percent senior convertible notes in the year ended December 31, 2012, offset by our $79.8 million senior unsecure note offering in October 2012, repayment in May 2011 of our $60 million term loan facility, and interest capitalized to oil and gas properties of $3.0 million.

During the year ended December 31, 2012, we incurred debt conversion expense of $2.9 million related to the issuance of 0.4 million common shares issued as an inducement for completing the exchange and legal and other professional fees ($0.7 million).

During the year ended December 31, 2012, we incurred a loss on extinguishment of debt of $5.4 million related to the early conversion of our 8.25 percent senior convertible notes. The loss on extinguishment of debt includes the difference between the carrying value of the 8.25 percent senior convertible notes and the amount received for the 11 percent senior unsecured notes ($5.0 million), expensing of deferred financing costs related to the 8.25 percent senior convertible notes ($0.1 million) and issuance of 30,000 shares of Harvest common stock issued in exchange for a waiver agreement ($0.3 million). During the year ended December 31, 2011, we incurred a loss on extinguishment of debt related to early payment of our $60 million term loan facility. The loss on extinguishment of debt includes the write off of the discount on debt ($10.6 million), prepayment premium of 3.5 percent of the amount outstanding ($2.1 million), expensing of financing costs related to the term loan facility ($0.4 million), and the cost to redeem 4.4 million unvested warrants issued in connection with the term loan facility.

The loss on exchange rates for the year ended December 31, 2012 was consistent with the year ended December 31, 2011.

The increase in other non-operating expense in the year ended December 31, 2012 from the year ended December 31, 2011 was due to costs incurred related to our strategic alternative process and evaluation which resulted in the SPA for the sale of our 32 percent interest in Petrodelta.

The change in income tax expense in the year ended December 31, 2012 from the year ended December 31, 2011 is due to a net operating loss incurred in 2012 while we had taxable income in 2011 as a result of the sale of interest in the Antelope Project.

Equity in Earnings from Equity Affiliates

For the year ended December 31, 2012, net income from equity affiliates reflects an increase in Petrodelta’s revenue from oil sales due to higher sales volumes ($170.8 million) offset by lower prices ($29.6 million). Royalties, which is a function of revenue, increased $49.0 million due to the increase in revenue (net increase in revenue of $141.2 million at 30 percent royalty). Windfall Profits Tax, which is a function of volume and price received per barrel, increased $53.8 million due to an increase in volumes (2012: 13.2 MBls vs.

2011: 11.4 MBls) offset by lower price received per barrel (2012: $95.91 per barrel vs. 2011: $98.52 per barrel). The increase in operating expense in the year ended December 31, 2012 from the year ended December 31, 2011 was due to increased oil production and also includes $3.8 million of additional expense related to the labor law which was recorded in December 2012. The decrease in workover expense in the year ended December 31, 2012 from the year ended December 31, 2011 was due to fewer workovers being performed. Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported net income from equity affiliate) for the year ended December 31, 2012 was not materially different with the effective tax rate for the year ended December 31, 2011.

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

During the year ended December 31, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services and write-offs of $5.2 million of accounts and note receivable and $3.6 million of accounts payable and carry obligation related to the settlement of all outstanding claims with a private third party on the Antelope Project. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 3 – Summary of Significant Accounting Policies, Notes Receivable.

Revenue and net loss on the disposition of the Antelope Project are shown in the table below:

	December 31,
	2012	2011
	(in thousands)

Revenues applicable to discontinued operations	$—	$6,488
Net income (loss) from discontinued operations	(1,699)	97,616

Years Ended December 31, 2011 and 2010

We reported net income attributable to Harvest of $56.0 million, or $1.64 diluted earnings per share, for the year ended December 31, 2011, compared with net income attributable to Harvest of $14.4 million, or $0.39 diluted earnings per share, for the year ended December 31, 2010.

Total expenses and other non-operating (income) expense (in millions):

	Year Ended December 31,
	2011 (RESTATED)	2010 (RESTATED)	Increase (Decrease)
Depreciation and amortization	$0.5	$0.5	$—
Exploration expense	12.6	8.3	4.3
Impairment expense	3.3	—	3.3
Dry hole costs	49.7	—	49.7
General and administrative	22.5	25.9	(3.4)
Investment earnings and other	(0.7)	(0.6)	(0.1)
Unrealized gain on warrant derivatives	(9.8)	(0.3)	(9.5)
Interest expense	7.2	3.8	3.4
Loss on extinguishment of debt	13.1	—	13.1
Other non-operating expense	1.4	4.0	(2.6)
Loss on exchange rates	0.1	1.6	(1.5)
Income tax expense (benefit)	1.1	(0.2)	1.3

Our accounting method for oil and gas properties is the successful efforts method. During the year ended December 31, 2011, we incurred $10.1 million of exploration costs for the acquisition, processing and reprocessing of seismic data related to ongoing operations, $0.3 million related to other general business development activities, and $2.2 million related to lease maintenance. During the year ended December 31, 2010, we incurred $6.4 million of exploration costs for seismic, geological and geophysical, $1.6 million related to other general business development activities and $0.3 million related to lease maintenance. Included in the $6.4 million of exploration costs is the one-time charge of $1.2 million for acquisition of seismic data for the Budong PSC related to our partner in the Budong PSC exercising their option to increase the carry obligation.

During the year ended December 31, 2011, we impaired $3.3 million related to the carrying value of West Bay. During the year ended December 31, 2010, we did not impair any oil and gas properties costs.

During the year ended December 31, 2011, we expensed to dry hole costs $14.0 million related to the drilling of the LG-1 on the Budong PSC, $26.0 million related to the drilling of the KD-1 and KD-1ST on the Budong PSC, $6.9 million related to the drilling of the MFS-1 on Block 64 ESPA and $2.8 million related to the drilling of the AGN-1 on Block 64 EPSA. See Item 1. Business, Operations, Budong-Budong, Onshore Indonesia – Drilling and Development Activity and Block 64 EPSA, Oman – Drilling and Development Activity.

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

The increase in unrealized gain on warrant derivative in the year ended December 31, 2011 from the year ended December 31, 2010 was due to the change in fair value for our warrant derivative liabilities: $3.04 per warrant at December 31, 2011 and $7.37 weighted average price per warrant at December 31, 2010.

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

During the year ended December 31, 2011, we incurred a loss on extinguishment of debt related to early payment of our $60 million term loan facility. The loss on extinguishment of debt includes the write off of the discount on debt ($10.6 million), prepayment premium of 3.5 percent of the amount outstanding ($2.1 million), expensing of financing costs related to the term loan facility ($0.4 million), and the cost to redeem 4.4 million unvested warrants issued in connection with the term loan facility.

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

For the year ended December 31, 2011, net income from equity affiliates reflects an increase in Petrodelta’s revenue from oil sales due to higher sales volumes and prices which was partially offset by the amended Windfall Profits Tax. The increase in operating expense and workovers in the year ended December 31, 2011 from the year ended December 31, 2010 was due to increased oil production and having a workover rig on location for the full year of 2011. Petrodelta took possession of the workover rig in September 2010 and operated it for only four months in the year ending December 31, 2010. The decrease in gain on exchange rates in the year ended December 31, 2011 from the year ended December 31, 2010 was due to there not being a Bolivar/U.S. Dollar currency exchange rate devaluation during 2011. There was a Bolivar/U.S. Dollar currency exchange rate devaluation announced on January 8, 2010. The decrease in Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported net income from equity affiliate) in the year ended December 31, 2011 from the year ended December 31, 2010 was primarily due to the tax effects of the currency devaluation in 2010 partially offset by an increase in current tax on increased earnings.

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

Revenue and net income on discontinued operations for the years ended December 31, 2011 and 2010 are shown in the table below:

	December 31,
	2011	2010
	(in thousands)

Revenues applicable to discontinued operations	$6,488	$10,696
Net income (loss) from discontinued operations	97,616	3,712

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

Risks, Uncertainties, Capital Resources and Liquidity

Our financial statements for the year ended December 31, 2012 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current capital resources may not be sufficient to support our liquidity requirements through 2013. However, we believe certain cost reduction measures could be put into place which would not jeopardize our operations and future growth plans. In addition, we could delay the discretionary portion of our capital spending to future periods and/or sell or farm down assets as necessary to maintain the liquidity required to run our operations, as warranted. There are no assurances that we will be successful in selling or farming-down our assets.

Our ability to continue as a going concern depends upon the success of our planned exploration and development activities and the ability to secure additional financing as needed to fund our current operations. There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. We believe that we will continue to be successful in securing any funds necessary to continue as a going concern. However, our current cash position and our ability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

We may be able to meet future liquidity needs through the issuance of additional equity securities, and/or short or long-term debt financing, although there can be no assurance that such financing will be available to us or on terms that are acceptable to us, farm-downs or possible sales of assets.

The long-term continuation of our business plan through 2013 and beyond is dependent upon the generation of sufficient cash flow to offset expenses. We will be required to obtain additional funding through public or private financing, farm-downs, further reduce operating costs, and/or possible sales of assets. Failure to generate sufficient cash flow by raising additional capital through debt or equity financings, reducing operating costs, or by farm-downs and/or selling of assets further could have a material adverse effect on our ability to meet our short- and long-term liquidity needs and achieve our intended long-term business objectives.

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

There are also a number of variables and risks related to our minority equity investment in Petrodelta that could significantly utilize our cash balances, and affect our capital resources and liquidity. Petrodelta’s capital commitments are determined by its business plan, and Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. The total capital required to develop the fields in Venezuela may exceed Petrodelta’s available cash and financing capabilities, and there may be operational or contractual consequences due to this inability. Petrodelta’s ability to fully develop the fields in Venezuela will require a significant investment. Due to PDVSA’s liquidity constraints, PDVSA has not been providing the necessary monetary support and contractual adherence required by Petrodelta. If we are called upon to fund our share of Petrodelta’s operations, our failure to do so could be considered a default under the Conversion Contract and cause the forfeiture of some or all our shares in Petrodelta.

Petrodelta currently represents our only source of earnings. Petrodelta also has a material impact on our results of operations for any quarter or annual reporting period. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 13 – Investment in Equity Affiliate – Petrodelta, S.A. Petrodelta operates under a business plan, the success of which relies heavily on the market price of oil. To the extent that market prices of oil decline, the business plan, and thus our equity investment and/or operations and/or profitability, could be adversely affected.

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

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 5 – Dispositions – Discontinued Operations. Currently, our source of cash is expected to be generated by accessing debt and/or equity markets, farm-downs, or possible sales of assets.

In the event that a sale of assets (farm-outs are not included in the definition of a sale of assets in the indenture) for more than $5.0 million in the aggregate occurs, we are required to offer to all noteholders of our 11 percent senior unsecured notes to purchase the maximum principal amount of our 11 percent senior unsecured notes that may be purchased out of the sale proceeds at an offer price in cash in an amount equal to 105.5 percent of the principal amount plus accrued and unpaid interest, if any. In the event of a change in control or a sale of Petrodelta, the noteholders of our 11 percent senior unsecured notes have the right to require us to repurchase all or any part of the 11 percent senior unsecured notes at a repurchase price equal to 101 percent in the case of a change in control or 105.5 percent in the case of a sale of Petrodelta plus accrued interest. We assessed the prepayment requirements and concluded they qualified as an embedded derivative. We considered the probabilities of these events occurring and determined that the derivative had an immaterial value at December 31, 2012.

Between Petrodelta’s formation in October 2007 and June 2010, Petrodelta declared and paid dividends of $105.5 million to HNR Finance, B.V. (“HNR Finance”), a wholly owned subsidiary of Harvest Holding ($84.4 million net to our 32 percent interest). On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend was ratified by Petrodelta’s shareholders on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, this dividend has not yet been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has never indicated that the dividend is not payable, nor that it will not be paid. The dividend receivable is classified as a long-term receivable at December 31, 2012 due to the uncertainty in the timing of payment. There is uncertainty whether Petrodelta will declare and/or pay additional dividends in the future. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 18 – Related Party Transactions for a discussion of our obligations to our non-controlling interest holder, Vinccler, for any dividend received from Petrodelta. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected, or facts and circumstances surrounding our investment change, our results of operations and our investment in Petrodelta could be adversely impacted.

Our cash is being used to fund oil and gas exploration projects, debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We entered the third exploration phase of the Dussafu PSC on May 28, 2012. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period. This commitment was fulfilled with the drilling of DTM-1. See Item 1. Business, Operations, Dussafu Marin, Offshore Gabon – General. In January 2013, the Budong PSC partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2016. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. Also, if this exploration well is not drilled within 18 months of the date of approval from the Government of Indonesia of this transaction, we will be required to pay our partner in the Budong PSC $3.2 million. See Item 1. Business, Operations, Budong-Budong, Onshore Indonesia – General. The Budong PSC work commitments are discretionary, and we have the ability to control the pace of expenditures.

In March 2012, we announced that we had entered into an equity distribution agreement with Knight Capital America, L.P., a subsidiary of Knight Capital Group, Inc., relating to an “at-the-market” (“ATM”) offering of shares of our common stock. Due to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2012, we are not eligible to use a Form S-3 Registration Statement; therefore, we can no longer access our ATM.

Accumulated Undistributed Earnings of Foreign Subsidiaries

As of December 31, 2012, the book-tax outside basis difference in our foreign subsidiary that has been indefinitely reinvested was approximately $331 million. No U.S. taxes have been recorded on these earnings. In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. All of our current exploration activity is outside of the U.S. We currently intend to utilize our unremitted foreign earnings to fund international projects, including the development of our properties in Gabon, Indonesia and South America.

Under ASC 740-30-25-17, no deferred tax liability must be recorded if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings or that the earnings will be remitted in a tax-free manner. Management must consider numerous factors in determining timing and amounts of possible future distribution of these earnings to the parent company and whether a U.S. deferred tax liability should be recorded for these earnings. These factors include the future operating and capital requirements of both the parent company and the subsidiaries, remittance restrictions imposed by foreign governments or financial agreements and tax consequences of the remittance, including possible application of U.S. foreign tax credits and limitations on foreign tax credits that may be imposed by the Internal Revenue Service (“IRS”) or IRS regulations.

If we were to make a distribution of our foreign earnings in the form of dividends, we would likely be subject to U.S. income taxes. Pursuant to ASC 740-30-50-2, we have estimated that the potential U.S. tax cost if we were to repatriate all of our currently unremitted foreign earnings through a dividend would be approximately $113 million based upon our foreign tax credit position in the U.S.

Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	(in thousands except as indicated)
	2012	2011 (RESTATED)	2010 (RESTATED)
Net cash used in operating activities	$(26,405)	$(55,243)	$(8,126)
Net cash provided by (used in) investing activities	(23,789)	112,216	(56,231)
Net cash provided by (used in) financing activities	63,875	(56,730)	90,743

Net increase in cash	$13,681	$243	$26,386

Working Capital	40,537	62,618	133,015
Current Ratio	2.0	3.1	5.7
Total Cash, including restricted cash	73,627	60,146	58,703
Total Debt	74,839	31,535	78,291

The decrease in working capital of $22.1 million at December 31, 2012 from December 31, 2011 was primarily due to decreases in receivables, increases in cash payments for capital expenditures and accrued expenses and decreases in accounts payable.

Cash Flow from Operating Activities. During the year ended December 31, 2012, net cash used in operating activities was approximately $26.4 million (2011: $55.2 million). The $28.8 million decrease in use of cash was primarily due to decreases in accounts payable and accrued interest and increases in accrued expenses offset by decreases in receivables.

Cash Flow from Investing Activities. Our cash capital expenditures for property and equipment are summarized in the following table:

	December 31,
	2012	2011 (RESTATED)
	(in millions)

Budong PSC	$5.8	$21.9
Dussafu PSC	11.7	40.1
Block 64 EPSA	6.1	10.2

Total additions of property and equipment – continuing operations	23.6	72.2
Assets Held for Sale – Antelope Project(1)	—	33.9

Total additions of property and equipment	$23.6	$106.1

(1)	See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Notes to Consolidated Financial Statements, Note 5 – Dispositions, Discontinued Operations.

During the year ended December 31, 2012, we:

•

Deposited with a U.S. bank $1.0 million as collateral for a Standby Letter of Credit issued in support of a performance bond for a joint study and had $1.2 million of restricted cash released to us; and

•	Advanced $0.5 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million.

During the year ended December 31, 2011, we:

•

Received $217.8 million for the sale of our Antelope Project (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Notes to Consolidated Financial Statements, Note 5 – Dispositions, Discontinued Operations);

•	Received $1.0 million for the sale of pipe inventory associated with the Antelope Project;

•	Received $1.4 million from the sale of our equity investment in Fusion Geophysical, LLC;

•	Deposited with a U.S. bank $1.2 million as collateral for a Standby Letter of Credit issued as a payment guarantee for drilling activities on Block 64 EPSA; and

•	Advanced $0.8 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million.

Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures of $40.1 million for 2013, of which $33.7 million is non-discretionary, for U.S., Indonesia and Gabon operations will be funded through our existing cash balances, accessing equity and debt markets, and cost reductions. In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

Cash Flow from Financing Activities. During the year ended December 31, 2012, we:

•

Received cash proceeds of $66.5 million from an offering of $79.8 million in aggregate principal amount of our 11.0 percent senior unsecured notes (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 6 – Long-Term Debt); and

•	Incurred $3.3 million in legal fees associated with financings.

During the year ended December 31, 2011, we:

•	Repaid $60.0 million of our term loan facility (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 6 – Long-Term Debt);

•	Recorded $2.5 million of tax benefits related to the difference between book and tax deductions allowed for equity compensation; and

•	Incurred $0.2 million in legal fees associated with financings.

Contractual Obligations

At December 31, 2012, we had the following lease commitments for office space in Houston, Texas, regional/technical offices in the United Kingdom and Singapore, and field offices in Jakarta, Indonesia; Port Gentil, Gabon; and Muscat, Oman that support field operations in those areas.

Location	Date Lease Signed	Term	Annual Expense
Houston, Texas	April 2004	10 years	$204,000
Houston, Texas	December 2008	5 years	160,800
Caracas, Venezuela	October 2012	1 year	224,400
London, U.K.	September 2010	5 years	108,000
Singapore	October 2012	2 years	84,000
Jakarta, Indonesia	April 2012	2 years	98,500
Muscat, Oman	September 2011	2 years	62,400
Gabon, Port Gentil	December 2012	2 years	61,200

We have various contractual commitments pertaining to exploration, development and production activities. These contractual commitments are included in the Contractual Obligations table below under Oil and gas activities.

•

The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period. This commitment was fulfilled with the drilling of DTM-1.

	Payments (in thousands) Due by Period
Contractual Obligations	Total	Less than 1 Year	1-2 Years	3-4 Years	After 4 Years
Debt:
11.0% Senior Unsecured Notes Due 2014	$79,750	$—	$79,750	$—	$—

Total Debt	79,750	—	79,750	—	—

Other obligations:
Interest payments	15,620	8,773	6,847	—	—
Oil and gas activities	8,200	112	8,088	—	—
Office leases	1,459	773	537	149	—

Total other obligations	25,279	9,658	15,472	149	—

Total contractual obligations	$105,029	$9,658	$95,222	$149	$—

The four-year extension of the initial exploration phase on the Budong PSC includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. Also, if this exploration well is not drilled within 18 months of the date of approval from the Government of Indonesia of this transaction, we will be required to pay our partner in the Budong PSC $3.2 million. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 14 – Indonesia.

Senior Unsecured Notes

On October 11, 2012, we closed an offering of $79.8 million in aggregate principal amount of our 11.0 percent senior unsecured notes. Under the terms of the notes, interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1, beginning January 1, 2013. The senior unsecured notes will mature on October 11, 2014. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks, Uncertainties, Capital Resources and Liquidity.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange losses attributable to our international operations were minimal for the years ended December 31, 2012 and 2011. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010, January 2011 and February 2013. As a result of the February 2013 devaluation, Harvest Vinccler estimates the impact of the devaluation to be approximately $0.1 million gain on revaluation of its assets and liabilities, and Petrodelta estimates the impact of the devaluation to be approximately $54.8 million gain on revaluation of its assets and liabilities.

Harvest Vinccler and Petrodelta do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (4.30 Bolivars per U.S. Dollar for 2012). However, during the year ended December 31, 2012, Harvest Vinccler exchanged approximately $1.5 million through SITME and received an average exchange rate of 5.16 Bolivars per U.S. Dollar. The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. Petrodelta does not have, and has not had, any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate. Harvest Vinccler currently does not have any U.S. Dollars pending government approval for settlement for Bolivars at the official exchange rate or the SITME exchange rate.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations, Venezuela for a more complete discussion of the exchange agreements and their effects on our Venezuelan operations.

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is potentially an important factor with respect to results of operations in Venezuela. The inflation rate in Venezuela was 22.2 percent, 26.0 percent and 28.5 percent for January 2013, 2012, and 2011, respectively.

Critical Accounting Policies

Reporting and Functional Currency

The United States Dollar (“U.S. Dollar”) is the reporting and functional currency for all of our controlled subsidiaries and Petrodelta. Amounts denominated in non-U.S. Dollar currencies are re-measured into U.S. Dollars, and all currency gains or losses are recorded in the consolidated statements of operations and comprehensive income (loss). There are many factors that affect foreign exchange rates and the resulting exchange gains and losses, many of which are beyond our influence.

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

We account for impairments of proved properties under the provisions of ASC 360, “Property, Plant, and Equipment”. When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field level to the amortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the amortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

Reserves

In December 2009, we adopted the SEC’s Modernization of Oil and Gas Reporting and ASC 932. ASC 932 requires the unweighted average, first-day-of-the-month price during the 12-month period preceding the end of the year be used when estimating reserve quantities and permits the use of reliable technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes.

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

We do not provide deferred income taxes on undistributed earnings of our foreign subsidiaries for possible future remittances as all such earnings are permanently reinvested as part of our ongoing business.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, which is included in ASC 350, “Intangibles – Goodwill and Other” (“ASC350”). This update gives an entity the option first to assess qualitative factors in assessing whether an asset is impaired. ASU No. 2012-02 is effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 did not have a material impact on our consolidated financial position, results of operation or cash flows.

In January 2013, FASB issued ASU No. 2013-01, which is included in ASC 210, “Balance Sheet”, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2013-01”). This update clarifies that the scope of ASU 2011-11: “Disclosures about Offsetting Assets and Liabilities” applies only to derivatives accounted for under ASC 815 “Derivatives and Hedging”, included bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, FASB issued ASU No. 2013-02, which is included in ASC 220, “Comprehensive Income”, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU NO. 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under USGAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under USGAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under USGAAP that provide additional detail about those amounts. The amendments of ASU No. 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, FASB issued ASU No. 2013-04, which is included in ASC 405, “Liabilities”, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation with the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in USGAAP. Examples of obligations within the scope to ASU No. 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No. 2013-04 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In March 2013, FASB issued ASU No. 2013-05, which is included in ASC 830, “Foreign Currency Matters”, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). This update resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. ASU No. 2013-05 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

Interest Rates

Total long-term debt at December 31, 2012 consisted of $75.0 million of fixed-rate senior unsecured notes maturing in 2014. A hypothetical 10 percent adverse change in the prime rate would not have a material effect on our results of operations for the year ended December 31, 2012.

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

The information required by this item is included herein on pages S-1 through S-68.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses in our internal control over financial reporting described below. Notwithstanding this determination, our management concluded that the consolidated financial statements (as restated for 2010 and 2011) in this Annual Report on Form 10-K fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with accounting principles generally accepted in the United States of America (“USGAAP”).

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer’s, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors, and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of The Treadway Commission. Based on our evaluation under the Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 as a result of material weaknesses described below.

Sufficient Complement of Accounting and Financial Reporting Resources

In certain areas, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. This limited our ability, in certain areas, to ensure the necessary consistent communication, reinforcement, and application of accounting policies to make appropriate accounting and disclosure decisions. This material weakness contributed to the material weaknesses set forth below.

Accounting for Certain Transactions for Oil and Gas Properties

We did not maintain effective internal control over the accuracy, valuation and application of USGAAP related to capitalization, classification, and impairment of certain costs related to oil and gas properties. Specifically, effective controls were not designed or effectively operating to review the nature and classification of costs to be capitalized to oil and gas properties which impacts the accurate calculation of oil and gas property impairments. This control deficiency resulted in the misstatement of oil and gas properties, exploration expense, and related financial statement disclosures.

Accounting for Income Taxes

We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including income tax expense and income tax assets and liabilities. Specifically, we did not maintain effective controls to (1) document our analysis, considerations and evaluation of relevant facts related to our accounting judgments for income taxes, (2) account for uncertain tax positions, and (3) ensure appropriate recording and presentation of our net operating losses and associated valuation allowance and related footnote disclosures. This control deficiency resulted in the misstatement of income tax expense, deferred tax assets, our valuation allowance, related financial statement disclosures, and our financial statement schedule.

Financial Reporting Process

We did not maintain effective internal control over certain of our financial close and reporting processes because of the following material weaknesses:

(a)	We did not maintain effective controls over segregation of duties related to certain system access rights and the recording and review of journal entries for validity, accuracy, and completeness for substantially all significant accounts. Specifically, certain individuals have incompatible access rights within key IT systems and certain accounting personnel have the ability to prepare and post journal entries without an independent review that is designed with sufficient rigor and precision to prevent or detect an error.

(b)	We did not maintain effective controls over the preparation and review of certain classification and disclosure matters impacting the financial statements and related notes. Specifically, controls are not designed and operating effectively to accumulate and review all information required to ensure complete, accurate, and proper presentation of the statement of cash flows and financial statement disclosures. This control deficiency resulted in the misstatement of cash provided by or used in investing and operating activities and related financial statement disclosures and the misstatement of segment information.

(c)	We did not maintain effective controls over significant and complex debt and equity transactions. Specifically, controls were not designed and operating effectively to ensure completeness and accuracy over the identification, evaluation, analysis and recording of significant and complex debt and equity transactions and the associated financial statement impact. This control deficiency resulted in the misstatement of debt, additional paid-in capital, debt conversion expense, interest expense, unrealized gain (loss) on warrant derivatives, loss on extinguishment of debt and related financial statement disclosures.

Additionally, each of the control deficiencies described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements and financial statement schedule that would not be prevented or detected. Certain of these material weaknesses resulted in errors which required the restatement of our annual consolidated financial statements for the years ended December 31, 2010 and 2011 and the unaudited interim consolidated financial statements for all quarters in 2011 and the first three quarters of 2012 and also resulted in recorded audit adjustments for the fourth quarter and annual period ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan. In response to the identified material weaknesses, our management, with oversight from our Audit Committee will dedicate appropriate resources to remediate the material weaknesses described above. Until the remediation steps set forth below are fully implemented, the material weaknesses described above will continue to exist.

Management is taking the following actions to remediate the material weakness related to oil and gas properties described above:

•	Formalize policies and procedures for the appropriate recording of oil and gas property transactions.

•	Train the accounting staff on the above policies and procedures.

•	Establish timely independent review and approval of oil and gas property transactions and schedules.

•	Redesign the controls for the evaluation, analysis, recording and review of oil and gas property transactions.

Management is taking the following actions to remediate the material weakness related to income tax accounting described above:

•	Formalize the policies and procedures for appropriate recording of income taxes.

•	Maintain and update memorandum to reflect the current status of income tax accounting positions and the relevant analysis, considerations and conclusions.

•	Redesign the controls for income taxes to ensure the level of precision and operating effectiveness required by management.

•	Redesign the controls for income taxes to ensure appropriate presentation and disclosure of the associated footnotes and financial statement schedule.

•	Supplement existing resources with additional personnel and additional training.

Management is taking the following actions to remediate the material weaknesses related to our Financial Reporting Process and complement of accounting and financial reporting resources:

•	Implement a sufficiently-designed control that is intended to ensure functions are appropriately segregated and that all journal entries are reviewed by an appropriate person.

•	Modify the system access of individuals with incompatible responsibilities and/or design compensating controls that operate at the appropriate level of precision to address the associated conflict.

•	Redesign the controls for the preparation, execution and review of the cash flow statement and financial statement disclosures.

•	Redesign certain entity-level monitoring controls and certain transaction level controls in order to achieve the level of precision and operating effectiveness required by management.

•	Redesign the controls over significant and complex debt and equity transactions to ensure appropriate identification, evaluation, analysis and recording of such transactions.

•	Supplement our accounting department with additional personnel and provide additional training to our personnel regarding the application of USGAAP.

Inherent Limitations of Internal Controls. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect that Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

There are currently seven members of our Board of Directors (the “Board”), each of whom has been nominated for reelection to the Board this year and will stand for election at our annual meeting. Information regarding the business experience of each nominee is provided below. All directors are elected annually to serve until the next annual meeting and until their respective successors are elected.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Nominating and Corporate Governance Committee, which is a Committee of the Board responsible for recommending director candidates to be nominated by the Board, and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth below.

In particular, with regard to Messrs. Chesebro’, Edmiston, Irelan and Stinson and Dr. Effimoff, the Nominating and Corporate Governance Committee considered their strong backgrounds in the oil and gas sector, believing that their individual experiences at management levels with large multinational corporations engaged in oil and gas exploration and production are invaluable in evaluating the performance of management and other aspects of the Company. The Nominating and Corporate Governance Committee considered Mr. Murray’s individual experiences at management levels with large multinational corporations engaged in oil and gas services as a valuable complement to the experiences of the other directors. Additionally, the Nominating and Corporate Governance Committee considered the engineering education and experiences of Messrs. Chesebro’, Edmiston, Stinson and Irelan and Dr. Effimoff important to understand the goals and challenges of the Company and to effectively advise the direction of the Company in the oil and gas industry. With respect to Messrs. Hardee and Murray, the Nominating and Corporate Governance Committee considered their significant experience, expertise and background with regard to financials and financial and accounting matters and business management. The Nominating and Corporate Governance Committee also considered the broad perspective brought by Mr. Hardee’s and Dr. Effimoff’s experiences in consulting to clients and, with respect to Messrs. Hardee and Murray, serving in directorships in many diverse industries. The Nominating and Corporate Governance Committee also considered the many years of experience with the Company and in the industry represented by Mr. Edmiston, our Chief Executive Officer (“CEO”). Additionally, with respect to Messrs. Chesebro’, Edmiston, Irelan, Murray and Stinson and Dr. Effimoff, the Nominating and Corporate Governance Committee considered their experience in international business vital to the Company’s global strategy. With respect to Mr. Stinson, the Nominating and Corporate Governance Committee believes that his experience in governmental relations on an international level provides valuable insight to assist management in establishing and maintaining their relationships with foreign governments, which is a primary focus of the Company.

Stephen D. Chesebro’ Appointed Director in October 2000 Age 71	Mr. Chesebro’ has served as the Chairman of the Board of Harvest since 2001. From December 1998 until he retired in 1999, he served as President and Chief exploration and production company that was formerly a business unit of Pennzoil Company. From February 1997 to December 1997, Mr. Chesebro’ served as Group Vice President – Oil and Gas and from December 1997 until December 1998 he served as

President and Chief Operating Officer of Pennzoil Company, an integrated oil and gas company. From 1993 to 1996, Mr. Chesebro’ was Chairman and Chief Executive Officer of Tenneco Energy. Tenneco Energy was part of Tenneco, Inc., a worldwide corporation that owned diversified holdings in six major industries. Mr. Chesebro’ is an advisory director to Preng & Associates, an executive search consulting firm. In 1964, Mr. Chesebro’ graduated from the Colorado School of Mines. He was awarded the school’s Distinguished Achievement Medal in 1991 and received his honorary doctorate from the institution in 1998. He currently serves on the school’s visiting committee for petroleum engineering and is a member of the Colorado School of Mines Foundation Board of Governors. In 1994, Mr. Chesebro’ was the first American awarded the H. E. Jones London Medal by the Institution of Gas Engineers, a British professional association. Since December 2005, he has served as the President of the Chesebro’ Foundation, Inc., a private charitable foundation incorporated in Delaware.

James A. Edmiston Elected Director in May 2005 Age 53	Mr. Edmiston was elected President and Chief Executive Officer of Harvest on October 1, 2005. He joined the Company as Executive Vice President and Chief Operating Officer on September 1, 2004. Prior to joining Harvest, Mr. Edmiston was with Conoco and ConocoPhillips for 22 years in various management positions including President, Dubai Petroleum Company (2002—2004), a ConocoPhillips affiliate company in the United Arab Emirates, and General Manager, Petrozuata, C.A., in Puerto La Cruz, Venezuela (1999—2001). Prior to 1999, Mr. Edmiston also served as Vice President and General Manager of Conoco Russia and then as Asset Manager of Conoco’s South Texas Lobo Trend gas operations. Mr. Edmiston earned a Bachelor of Science degree in Petroleum Engineering from Texas Tech University and a Masters of Business Administration from the Fuqua School of Business at Duke University. Mr. Edmiston was inducted into the Petroleum Engineering Academy and was recognized as a Distinguished Engineer by Texas Tech College of Engineering in 2009. Mr. Edmiston is a Member of the Society of Petroleum Engineers.

Dr. Igor Effimoff Appointed Director in February 2008 Age 67	Dr. Igor Effimoff is founder and principal of a firm which provides upstream and midstream consulting services since 2005. From 2002 until 2005 he was Chief Operating Officer for Teton Petroleum

Company. Between 1996 and 2001, he was President of Pennzoil Caspian Corporation, managing their interests in the Caspian Region. Between 1994 and 1996 he was the Chief Executive Officer of Larmag Energy, NV, a privately held Dutch oil and gas production company with its primary assets in the Caspian Sea. He has served in senior executive roles with Ashland Exploration Inc., Zilkha Energy Company and Kriti Exploration, Inc. Dr. Effimoff has authored numerous technical and business articles. He is a member of American Association of Petroleum Geology, the Society of Petroleum Engineers, the Society of Exploration Geophysicists and the Geological Society of America. Dr. Effimoff served on the audit and compensation committees of TrueStar Petroleum Corporation in 2007. He currently serves on the board of IPC Oil and Gas Holdings Ltd. He has a Doctorate in Geology from the University of Cincinnati and completed the Harvard Advanced Management Program.

H. H. Hardee Appointed Director in October 2000 Age 58	Mr. Hardee is a Senior Vice President—Financial Advisor with RBC Wealth Management, since 1994. From 1991 through 1994, Mr. Hardee was a Senior Vice President with Kidder Peabody. From 1977 through 1991, Mr. Hardee was a Senior Vice President at Rotan Mosle/Paine Webber Inc. Mr. Hardee was named as one of America’s best financial advisors for 2009, 2010, 2011 and 2012 by Barron’s financial newspaper and by Reuters AdvicePoint. Furthermore, Mr. Hardee has been recognized by NABCAP, the National Association of Board Certified Advisory Practices, as a Premier Wealth Advisor. He currently advises/manages over $400 million in assets. Mr. Hardee’s expertise is advising high net worth individuals and small to mid-sized corporations. Mr. Hardee is a former director of the Bank of Almeda and Gamma Biologicals. He is also a former limited partner and advisory director of the Houston Rockets of the National Basketball Association. Mr. Hardee has a finance degree from the McCombs School of Business at the University of Texas. He has earned an Accredited Wealth Management designation through the Estate and Wealth Strategies Institute of Michigan State University. Mr. Hardee is a National Association of Corporate Directors (“NACD”) Board Leadership Fellow. He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for corporate directors. He supplements his skill sets through ongoing engagement with the director community and access to leading practices.

Robert E. Irelan Appointed Director in February 2008 Age 66	Mr. Irelan has over 37 years of experience in the oil and gas industry. He retired from Occidental Petroleum as Executive Vice President of Worldwide Operations in April 2004, having started there in 1998. Prior to Occidental Petroleum, Mr. Irelan held various positions at Conoco, Inc. from 1967 until 1998. Upon his retirement he opened his own company, Naleri Investments LLC. He also partnered in several entrepreneurial ventures including Rapid Retail Solutions LLC, BISS Product Development LLC and All About Baby LLC. Mr. Irelan earned his Professional Engineering degree in Petroleum Engineering from Colorado School of Mines. He also has advanced studies in Mineral Economics. He was awarded the Distinguished Achievement Award from the school in 1998.

Patrick M. Murray Appointed Director in October 2000 Age 70	In 2007, Mr. Murray retired from Dresser, Inc. He had been the Chairman of the Board and Chief Executive Officer since 2004. Dresser, Inc. is an energy infrastructure and oilfield products and services company. From 2000 until becoming Chairman of the Board, Mr. Murray served as President and Chief Executive Officer of Dresser, Inc. Mr. Murray was President of Halliburton Company’s Dresser Equipment Group, Inc., Vice President, Strategic Initiatives of Dresser Industries, Inc. and Vice President, Operations of Dresser, Inc. from 1996 to 2000. Mr. Murray has also served as the President of Sperry-Sun Drilling Services from 1988 through 1996. Mr. Murray joined NL Industries in 1973 as a Systems Application Consultant and served in a variety of increasingly senior management positions. Mr. Murray currently serves on the board and audit committee of Precision Drilling Corporation, a publicly-held contract drilling company. Mr. Murray is also on the board of the World Affairs Council of Dallas Fort Worth. He is on the board of advisors for White Deer Energy, the Maguire Energy Institute at the Edwin L. Cox School of Business, Southern Methodist University and a member of the Board of Regents of Seton Hall University. Mr. Murray holds a Bachelor of Science degree in Accounting and a Master of Business Administration from Seton Hall University. He served for two years in the U.S. Army as a commissioned officer.

J. Michael Stinson Appointed Director in November 2005 Age 69	From September 2006 to December 2011, Mr. Stinson was Chairman of TORP Terminal LP, the U.S. unit of a Norwegian LNG technology company. From 2004 until November of 2009, he served as a director of Enventure Global Technology, Inc., an oil equipment company, most recently as the Chairman of its Audit and Finance Committee. From January 2005 until November 2009, he was Chairman of the Board of Paulsson Geophysical Services, Inc., a vertical seismic profiling technology company. From February through August 2004, Mr. Stinson served with the U.S. Department of Defense and the Coalition Provisional Authority as Senior Advisor to the Iraqi Ministry of Oil. From 1965 to 2003, Mr. Stinson was with Conoco and ConocoPhillips in a number of assignments in operations and management. His last position at ConocoPhillips was as Senior Vice President, Government Affairs in which he was responsible for government relations with particular emphasis on developing and facilitating international business development opportunities in various countries. Previous positions included Senior Vice President – Business Development, Vice President – Exploration and Production, Chairman and Managing Director of Conoco (UK) Limited, Vice President/General Manager of International Production for Europe, Africa and the Far East and President and Managing Director of Conoco Norway, Inc. Mr. Stinson earned a Bachelor of Science degree in Industrial Engineering from Texas Tech University and a Master of Business Administration from Arizona State University. He is a member of the Society of Petroleum Engineers and the American Association of Petroleum Geologists.

EXECUTIVE OFFICERS

The following table provides information regarding each of our executive officers.

Name	Age	Position
James A. Edmiston *	53	President and Chief Executive Officer
Stephen C. Haynes	56	Vice President, Finance, Chief Financial Officer and Treasurer
Keith L. Head	55	Vice President, General Counsel and Corporate Secretary
Karl L. Nesselrode	55	Vice President, Engineering & Business Development
Robert Speirs	57	Senior Vice President, Eastern Operations

*	See Mr. Edmiston’s biography under the section entitled “Directors” above.

Stephen C. Haynes has served as our Vice President, Chief Financial Officer and Treasurer since May 19, 2008. Mr. Haynes performed various financial consulting engagements from January 1, 2008 until his appointment with Harvest. Previously, he served as Chief Financial Officer for Cygnus Oil and Gas Corporation for the period February 1, 2006 through December 31, 2007. Before joining Cygnus, Mr. Haynes was the Corporate Controller with Carrizo Oil and Gas for the period January 1, 2005 through January 31, 2006. Mr. Haynes served as an independent consultant from March 2001 through end of 2004. From March 1990 through December 2000, Mr. Haynes served in a series of increasing responsibilities in international managerial and executive positions with British Gas, culminating in his appointments as Vice President—Finance of Atlantic LNG, a joint venture of British Gas and several industry partners in Trinidad and Tobago. Mr. Haynes is a Certified Public Accountant, holds a Master of Business Administration degree with a concentration in Finance from the University of Houston and a Bachelor of Business Administration degree in Accounting from Sam Houston State University. He also attended the Executive Development Program at Harvard University.

Keith L. Head has served as our Vice President, General Counsel and Corporate Secretary since May 7, 2007. He joined Texas Eastern upon graduation from law school and remained with the same organization through mergers with Panhandle Eastern, Duke Energy Corporation and Cinergy Corp. Mr. Head held various business development positions with Duke Energy Corporation from 1995 to 2001. His corporate development work included the identification, evaluation and negotiation of acquisitions in Latin America, North America and the United Kingdom. Mr. Head was Senior Vice President and General Counsel at Duke Energy North America from 2001 to 2004 and Associate General Counsel of Duke Energy Corporation from 2004 through December 2006. After leaving Duke Energy, Mr. Head joined Harvest in May 2007. He currently serves on two non-profit boards: MentorCONNECT and the Texas Accountants and Lawyers for the Arts. He is also a board member of the Houston chapter of The General Counsel Forum. Mr. Head holds a Bachelor of Science degree in Business Administration from the University of North Carolina. He received both a Juris Doctorate and Master of Business Administration from the University of Texas in 1983.

Karl L. Nesselrode has served as Vice President, Engineering and Business Development of the Company since November 17, 2003. From August 9, 2007 to August 2, 2010, he accepted a long-term secondment to Petrodelta as its Operations and Technical Manager while remaining an officer of Harvest. From February 2002 until November 2003, Mr. Nesselrode was President of Reserve Insights, LLC, a strategy and management consulting company for oil and gas. He was employed with Anadarko Petroleum Corporation as Manager Minerals and Special Projects from July 2000 to February 2002. Mr. Nesselrode served in various managerial positions with Union Pacific Resources Company from August 1979 to July 2000. Mr. Nesselrode earned a Bachelor of Science in Petroleum Engineering from the University of Tulsa in 1979 and completed the Harvard Business School Program for Management Development in 1995.

Robert Speirs has served as Senior Vice President, Eastern Operations since July of 2011. Prior to his promotion, his title had been Vice President, Eastern Operations since December 6, 2007. He joined Harvest in June 2006 as President and General Manager, Russia. Previously Mr. Speirs was President of Marathon Petroleum Russia and General Director of their wholly-owned subsidiary, KhantyMansciskNefte Gas Geologia from March 2004 through May 2006. Prior to joining Marathon, Mr. Speirs was Executive Vice President of YUKOS EP responsible for engineering and construction from June 2001. During both these periods, Mr. Speirs spent considerable time in West Siberia where he oversaw substantial increases in production at both companies. From November 1997 until March 2001, Mr. Speirs resided in Jakarta where he served as President of Premier Oil Indonesia. During this period, Premier was active in all phases of the Upstream business, culminating in the commissioning of the West Natuna Gas Project. Prior to 1997, Mr. Speirs was with Conoco for 21 years in various leadership positions in the US, UK, Russia, Indonesia, Singapore and Dubai, UAE. Mr. Speirs earned a Bachelor of Science degree with Honors in Engineering Science from the University of Edinburgh. He also attended the Executive Management Program at INSEAD.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our stock. Based solely upon our review of SEC Forms 3, 4 and 5 and any amendments thereto furnished to us, to our knowledge, during fiscal year 2012, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon the written representations of our directors and officers.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board has adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees. The Board last amended the Code of Business Conduct and Ethics in December 2010. The Board has not granted any waivers to the Code of Business Conduct and Ethics.

The Code of Business Conduct and Ethics is accessible on our website under the Corporate Governance section at http://www.harvestnr.com. Any amendments to or waivers of the Code of Conduct and Business Ethics will also be posted on our website.

AUDIT COMMITTEE

The Board has a standing Audit Committee. The Audit Committee assists the Board in its oversight of: our accounting and financial reporting policies and practices; the integrity of our financial statements; the independent registered public accounting firm’s qualifications, independence and objectivity; the performance of our internal audit function and our independent registered public accounting firm; and our compliance with legal and regulatory requirements. The Audit Committee acts as a liaison between our independent registered public accounting firm and the Board, and it has the sole authority to appoint or replace the independent registered public accounting firm and to approve any non-audit relationship with the independent registered public accounting firm. Our internal auditor and the independent registered public accounting firm report directly to the Audit Committee.

Dr. Effimoff and Messrs. Hardee, Murray and Stinson are members of the Audit Committee. The Board has determined that each member of the Audit Committee meets the independence standards of the SEC’s requirements, the rules of the NYSE and the Company Guidelines for Corporate Governance, which is an internal policy that requires independent directors comprise a majority of the Board and that the Chairman of the Board be elected from the independent directors. No member of the Audit Committee serves on the audit committee of more than three public companies. The Board has further determined that each member of the Audit Committee is financially literate and that Mr. Murray qualifies as an audit committee financial expert, as defined in Item 407(d)(5) of SEC Regulation S-K. Information on the relevant experience of Mr. Murray is set forth above under the section entitled “Directors.”

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

Harvest’s Compensation Discussion and Analysis describes the Company’s compensation program for the executive officers identified in the Summary Compensation Table. Throughout this proxy statement we refer to these individuals as “named executive officers.” They are James A. Edmiston, President and CEO; Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer; Robert Speirs, Senior Vice President – Eastern Operations; Karl L. Nesselrode, Vice President – Engineering & Business Development; and Keith L. Head, Vice President – General Counsel and Corporate Secretary.

Summary of Executive Compensation Decisions Made in 2012/2013

During 2012, our executive compensation decisions included:

•	Base salary increases of 1.8% for the CEO and averaging 3.3% for the other named executive officers were effective in March 2012;

•

In addition to individual performance objectives, the Human Resources Committee, which is a Committee of the Board that is responsible for establishing and recommending to the Board all elements of executive and Board compensation (the “HR Committee”), established Company annual incentive performance measures as follows:

•	Total Shareholder Return (weight 60%)

•	Reserve Additions/Production (weight 30%)

•	Social Responsibility and Governance (including safety) (weight 10%)

•

Annual cash incentive awards were paid in February 2013. The CEO received 137% of his target incentive and the other named executive officers also received an average of 137% of their target incentives. This reflects an increase in the annual incentive target for the named executives to 60% of base salary. Since 2008, we have been consistently low for this benchmark. This increase was approved at the February 2013 HR Committee meeting and effective for the 2012 incentive awards.

•	Long-term incentive awards were paid with approximately 30% restricted stock and 70% stock options valued at the closing stock price on May 17, 2012.

During 2013, our executive compensation decisions included:

•	Base salary increases of 3.5% for the CEO and averaging 3.5% for the other named executive officers were effective in March 2013.

Company Overview and Compensation Objectives

As a Company, our focus is on acquiring exploration, development, and producing properties in proven and active hydrocarbon systems. We operate from our Houston, Texas headquarters with regional/technical offices in the United Kingdom and Singapore and field offices in Jakarta, Indonesia; Port Gentil, Gabon; and Muscat, Oman.

In 2012, we achieved the following results:

•	Increased gross production in Venezuela to 13.2 million barrels of oil or an average of 36,979 barrels of oil per day, an increase of 14.7% over 2011;

•	Agreed third production phase with the Republic of Gabon to four years until May 2016.

•

Completed drilling of the Dussafu Tortue well in the fourth quarter of 2012 and announced an oil discovery of approximately 42 feet of pay in the Gamba formation and 123 feet of pay in the Dentale formation.

•	Received a four-year extension by the Indonesian government until January 2017 for the Budong Budong Block and agreed with our partner to assume operatorship of the block.

•	Maintained proved and probable (2P) reserve level from 2011, net of 2012 production.

•	Signed Sales Purchase Agreement with Pertamina, National Oil Company of Indonesia, which set the benchmark price for our Venezuelan Assets.

The following graphs highlight the Company results for 2012:

Note: Annual Net Production and Net Proved and Probable Reserves for 2010 include production and reserves from the Utah asset which were sold in 2011. (MBOE = Thousand Barrels of Oil Equivalent)

The HR Committee has the discretion to exercise their judgment in weighing the achievement of specific performance measures. For 2012, it considered total shareholder return, reserves, social responsibility/governance and safety as well as strategic individual objectives for the named executive officers. Total shareholder return (“TSR”) was up 22.9% in 2012 and the Company remained in the top quartile of its Peer Group over a three-year period from 2010—2012. Proved and probable reserves were down slightly by 4% from the prior year. We calculate TSR as year-end share price minus beginning year share price divided by beginning year share price. Annual net production in 2012 was up 14% over the prior year. Companywide health and safety programs were implemented in 2012. There were no Foreign Corrupt Practices Act (“FCPA”) incidents in 2012. Ethics and compliance guidelines were revised in 2012, and there was one contractor lost time accident in 2012. Given the operational and technical challenges faced by the Company, the Committee determined that the management team effectively managed the exploration assets we controlled and operated during the year.

Compensation Philosophy

Our compensation philosophy is to offer a competitive total compensation package to enable us to attract, motivate and retain key executives. Our compensation objectives include:

•	Offering total compensation that is competitive with the select peer group of globally-focused oil and gas companies with which we compete for executive talent;

•	Providing annual cash incentive awards that take into account performance factors weighted by both corporate and individual goals;

•	Aligning the interest of executive officers and directors with stockholder value creation by providing significant equity-based, long-term incentives; and

•	Providing incentives to executives for achieving challenging corporate goals.

The HR Committee oversees the development and execution of our compensation program. The HR Committee annually reviews our compensation philosophy and tests its ability to promote meeting the objectives stated above. The HR Committee recommends compensation for the named executive officers, short-term cash bonuses, long-term cash and non-cash compensation and submits its recommendations to the Board for approval. Three independent directors comprise the HR Committee. The HR Committee meets as needed, but no less than quarterly to review compensation and benefit programs with management. It subsequently approves any changes. Our Human Resources, Accounting and Legal Department employees handle the day-to-day design and administration of employee compensation and benefit programs available to our employees.

Setting Executive Compensation

Our compensation program consists of several forms of compensation: base salary, annual performance-based incentive awards, long-term incentives and personal benefits. Base salary and annual performance-based incentive awards are generally cash-based. Long-term incentives typically consist of stock options, stock appreciation rights, restricted stock units and/or restricted stock awards. The Committee reviews the compensation recommendations from the CEO and our independent consultants’ advice on competitive trends regarding base salary, annual incentive awards and long-term incentives. The Committee exercises its collective judgment in establishing executive compensation based on performance, compensation history and market information. The recommendations are then made to the full Board for its approval.

The Role of the Compensation Consultant—Compensation Consultant Independence

In 2012, the HR Committee engaged Frost Human Resource Consulting (“Frost HR Consulting”), as the HR Committee’s independent compensation consultant, to benchmark our executive officer compensation levels with similar positions in our industry peer group. The Committee reviews the relationship annually for any conflicts of interest. To ensure Frost HR Consulting’s independence:

•	The HR Committee directly retained and has the authority to terminate Frost HR Consulting.

•	Frost HR Consulting reports directly to the HR Committee and its Chairperson.

•	Frost HR Consulting meets regularly in executive sessions with the HR Committee.

•	Frost HR Consulting has direct access to all members of the HR Committee during and between meetings.

•	Interactions between Frost HR Consulting and management generally are limited to data gathering and discussions regarding information that has or will be presented to the HR Committee.

•	Frost HR Consulting has procedures in place to prevent conflicts of interest.

•	Frost HR Consulting does not have any business or personal relationship with any member of management or the HR Committee.

•	Frost HR Consulting consultants do not own any of our Company stock.

Peer Group and Compensation Surveys

The HR Committee considers market information from compensation surveys and peer company proxy statements when determining compensation for each of the executive officers. In May 2012, the HR Committee reviewed proxy statement data from a peer group of companies. The surveys used for benchmarking included:

•	Towers Watson 2011 Top Management Compensation Survey

•	William M. Mercer 2011 Energy Industry Compensation Survey

•	Effective Compensation Inc.’s (“ECI”) 2011 Oil and Gas Industry Compensation Survey

Each year, the HR Committee reviews the composition of the peer group and the compensation paid at these companies, as well as their corporate performance and other comparative factors in determining the appropriate compensation levels for our executives. No company in our peer group shares our unique risk profile, which is a function of our portfolio of producing assets and exploratory prospects, as well as the regulatory and political environments in which we operate. Therefore, the HR Committee uses its judgment and business experience in addition to the peer group data in determining executive compensation.
The HR Committee selects peer companies for their shared similarities, including a common industry oil exploration focus, assets, market capitalization and enterprise value, among other factors. Revenue at the peer companies ranges from $35 million to $423 million for 2012 versus $405 million for Harvest, which is our 32% interest of gross revenue from oil sales in our unconsolidated affiliate, Petrodelta, S.A. Our peer companies typically compete with us for executive talent. Our current industry peer group consists of the following companies:

• BPZ Resources, Inc.	• GeoResources, Inc. (later in 2012 acquired by Halcón Resources, LLC)

• Carrizo Oil and Gas Inc.	• Halcón Resources, LLC (formerly Ram Energy Resources, Inc.)

• Crimson Exploration Inc.	• Gulfport Energy, Corp.

• Endeavour International Corp.	• Petroleum Development Corp.

• Energy Partners Ltd (now ELP Oil & Gas Inc.)	• PetroQuest Energy, Inc.

• FX Energy, Inc.	• Toreador Resources, Corp. (later in 2012 acquired by ZaZa Energy Corp) and

• Gastar Exploration Ltd	• VAALCO Energy, Inc.

For 2012, Frost HR Consulting benchmarked the 25th, 50th and 75th percentiles for the data sources mentioned above to provide the HR Committee with an understanding of competitive pay practices. These surveys, equally weighted with the proxy data, consider each element of compensation and are collectively referred to as the “market data” throughout this Compensation Discussion and Analysis. Frost HR Consulting also provides the HR Committee with advice on equity incentive compensation trends, including types and value of awards being used by other public companies.

The Role of the Executives in Human Resources Committee Meetings

The HR Committee invites our CEO, Vice President, Administration and Human Resources and Vice President, General Counsel and Corporate Secretary to attend their meetings. The Vice President, Administration and Human Resources acts as the HR Committee Secretary and provides reports on plan administration and human resources policies and programs. The Vice President, General Counsel and Corporate Secretary provides legal advice on human resource matters. The CEO makes recommendations with respect to specific compensation decisions. The HR Committee, without management present, regularly meets in executive session and with its compensation consultant to review executive compensation matters including market data as well as peer group information.

The CEO makes detailed recommendations to the HR Committee on performance evaluations, base salary changes, and both equity and annual incentive-based compensation for executive officers and senior management (other than the CEO). From time to time, the CEO and members of management are invited to participate in HR Committee meetings to provide information regarding our strategic objectives, financial performance and recommendations regarding compensation plans. Management may be asked to prepare information for any HR Committee meeting. Depending on the agenda for a particular meeting, these materials may include:

•	Reports on our strategic objectives;

•	Financial reports;

•	Reports on achievement of individual and corporate performance objectives;

•	Information regarding compensation programs and compensation levels for executive officers, directors and other employees at peer companies;

•

Information on the total compensation of the executive officers, including base salary, cash incentives, equity awards, and other compensation, and any amounts payable to the executive officers upon voluntary or involuntary termination or following a severance with or without a change in control; and

•	Information regarding all annual and equity incentive-based compensation and health and welfare plans.

Executive Compensation Components

Our compensation program components are designed to reward executive officers’ contributions, while considering our specific operating situation and how they manage this situation consistent with our strategy. Factors considered in compensating our executives include individual experience, skill sets that are required for multi-national oil and gas operations and their proven record of performance. It is essential that we recruit and retain executives that understand the risk and complexity of global operations and our unique business strategy. All of our executive officers are mid-to-late career executives who have worked for larger energy companies and have alternatives; they decided to join the Company for the challenge and potential reward of working for a small, entrepreneurial organization.

The principal components of compensation and their purpose for executive officers in 2012 are:

Element	Form of Compensation	Purpose

Base salary	Cash	Provide competitive, fixed compensation to attract and retain executive talent

Annual performance based incentive awards	Cash	Create strong financial incentive for achieving financial and strategic successes

Long-term incentive compensation	Stock Options, Stock Appreciation Rights (SARs), Restricted Stock Units (RSU) and Restricted Stock Grants	Provides alignment between executive and shareholder interests by rewarding executives for performance based on appreciation in the Company’s share price and for retaining executives

Personal benefits	Eligibility to participate in plans extends to all employees	Broad-based employee benefits for health and welfare and retirement

Base Salary

We pay base salaries to our executive officers to compensate them for specific job responsibilities during the calendar year. In determining base salaries for our executive officers, the HR Committee considers market and competitive benchmark data for the executive’s level of responsibility targeting between the 50th and 75th percentile of executive officers in comparable companies, with variation based on individual executive skill sets. Compared to 2011 market data, our base salaries were between 95.6% and 106.2% of the target market median.

For 2012, the HR Committee moved the Company’s salary management review to February from May to better address cash compensation decisions for both salaries and bonuses. Consequently, in March 2012 the CEO received an annualized salary increase for 2012 of 1.8% and the other named executive officers received an average annualized increase of 3.3%. In March 2013, the CEO received an annual salary increase of 3.5% and the other named executive officers each received an annualized increase of 3.5% as well.

Base Salary- Annualized	Mr. Edmiston	Mr. Speirs	Mr. Haynes	Mr. Nesselrode	Mr. Head
2012	$550,000	$345,000	$295,000	$270,000	$265,000
2013	$570,000	$360,000	$305,000	$280,000	$275,000

Annual Performance-Based Incentive Awards

Each year, in addition to individual performance objectives, the HR Committee establishes Company performance measures for determining annual incentive awards as follows:

•	Total Shareholder Return (weight 60%)

•	Reserve Additions/Production/Estimated Market Value (“EMV”) (weight 30%)

•	Social Responsibility and Governance (including safety) (weight 10%)

These measures and their weightings are reviewed and modified, if appropriate, in light of changing Company priorities and strategic objectives. The corporate targets and weightings are set by the CEO and reviewed and approved by the HR Committee. The HR Committee focuses on these corporate goals in evaluating Company performance for the purpose of compensation. Individual performance results of the named executive officers are measured and assessed by the CEO.

Among these corporate goals, Total Shareholder Return was weighted at 60%. In 2012, the Company realized a Total Shareholder Return of 22.9% placing it in the first quartile among its selected peer group.

Reserves/Production/EMV was weighted at 30%. The primary measurement for this target is year-over-year P2 reserve additions; although 3P and contingent resources are also taken into consideration. For 2012, proved and probable reserves remained essentially flat over 2011, net of 2012 production. However, production increased by 14.7% over 2011 at Petrodelta, our Venezuelan affiliate.

Social Responsibility and Governance was weighted at 10% and is used at the discretion of the CEO and the Committee in deciding the final corporate rating. As expected, there were no violations of our FCPA policies or our Code of Business Conduct and Ethics. One of our contractors did experience a lost time accident in 2012.

Individual performance and operational results were combined with the Company performance results and weighted equally to determine each executive’s final annual incentive award. Target award levels for annual incentives are set at 100% of base salary for the CEO and 60% of base salary for the other named executive officers. For 2012 performance, awarded in February 2013, the CEO received 137% of his bonus target as a performance-based incentive award. The other named executive officers individual awards ranged from 130% to 143% of their bonus targets.

The HR Committee and the Board each determined that management exceeded expectations in meeting the 2012 Company and individual performance targets.

We believe the Company should have the ability to recover compensation paid to executive officers and key employees under certain circumstances. As a result, the HR Committee adopted the following policy statement in 2011:

“In the event the Board of Directors determines that any fraud or intentional misconduct caused or was a substantial contributing factor to a restatement of our financial statements, the Board of Directors may require reimbursement of any annual incentive compensation paid to an executive officer or certain other key employees to the extent the bonus paid exceeded what would have been paid had the financial results been properly reported. This policy will apply to all annual incentives paid after January 2012.”

Long-Term Incentive Compensation

On May 20, 2010, our stockholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”). This 2010 Plan allows us to recover any award that the Company deems was not warranted after any restatement of corporate performance.

Long-term incentive awards have been granted under our 2001, 2004, 2006 and 2010 Long Term Incentive Plans (“LTIPs”) and the awards are granted to our executive officers to align their personal financial interests with our stockholders. The LTIPs include provisions for stock options, stock appreciation rights, restricted stock, restricted stock units and cash awards.

Our policy on stock awards is focused on determining the right mix of retention and ownership requirements to drive and motivate our executive officers’ behavior consistent with long-term interests of stockholders. The HR Committee is the administrator of our LTIPs and, subject to Board approval, has full power to determine the size of awards to our executives, to determine the terms and conditions of grants in a manner consistent with the LTIPs and to amend the terms and conditions of any outstanding award.

The CEO presents individual stock award recommendations for executive officers to the HR Committee, and after review and discussion the HR Committee submits its recommendation to the Board for approval. The HR Committee’s policy is to grant awards on the date the Board approves them. Stock options and restricted stock will be granted once each calendar year on a predetermined date or at the effective date of a new hire or promotion, but not within six months of a previous award to the same individual. The price of options and the value of a restricted stock award issued to a new employee will be set at the closing price on the employee’s effective start date. The price of options and the value of a restricted stock award issued to an employee as a result of a promotion will be set at the closing price on the effective date of that promotion. Under no circumstances will a grant date be set retroactively.

The Board has adopted stock retention guidelines as an additional means to promote ownership of stock by executive officers and directors. The guidelines apply to any award of restricted stock or options to purchase our stock granted to executive officers and directors after February 2004. Under these guidelines, an executive officer or director must retain at least 50% of the shares of restricted stock for at least three years after the restriction lapses. Consequences for failure to adhere to these guidelines shall be determined by the HR Committee in its discretion including, without limitation, actions with respect to future compensation and future grants of stock options or restricted stock and performance measures. Under our Insider Trading Policy, executive officers and directors are strictly prohibited from speculative trading in the Company’s securities, including short sales and buying or selling puts or calls on the Company’s securities.

The long-term incentive awards for 2012 included stock options, stock appreciation rights (“SARs”), which can be settled as cash or equity, and restricted stock units (“RSUs”), which can be settled as cash or equity. This mix provides upside potential with the stock options and a more stable award in the form of restricted stock units. Of the total award value, 70% was allocated to options and 30% to restricted shares.

Mix of Long Term Incentives Awarded in 2012

	Options	SARS	RSU
James A. Edmiston	130,000	219,000	79,000
Stephen C. Haynes	37,000	61,000	23,000
Keith L. Head	34,000	53,500	21,000
Karl L. Nesselrode	34,000	56,000	21,000
Robert Speirs	43,000	72,000	27,000

As of December 31, 2012, almost all of the total shares available for grant as options under the LTIPs approved by our stockholders have been granted:

Total available for grant as options	85,006

Total available for grants as restricted stock	6

Personal Benefits

Our executive officers are covered under the same health and welfare plans, including our 401(k) plan, as all employees. The executive officers also receive supplemental life insurance to cover the risks of extensive travel required in conducting our global business. We pay 100% of all premiums for the following benefits for employees and their eligible dependents:

•	All employees are entitled to a medical benefit with unlimited maximum lifetime benefits, with an annual out-of-pocket deductible of $3,000 per individual and $9,000 per family.

•

Life and accidental death and dismemberment (“AD&D”) insurance equal to two times annual salary with a minimum of $200,000 and a cap of $300,000 (or $400,000 with evidence of insurability), and additional coverage equal to five times annual salary ($1.0 million maximum) while traveling outside their home country on Company business.

•	Long-term disability benefits provide a monthly benefit of 60% of base salary up to a maximum of $10,000 per month.

•

Participation in our Statutory Profit Sharing Plan 401(k). Eligibility is effective the first day of the month following the date of hire. We use a safe harbor matching formula for Company contributions (dollar for dollar match up to 3% of pay, $0.50 for every dollar on the next 2% of pay subject to the statutory maximum salary limits). Participant and Company contributions are 100% vested from the date of contribution. At termination of employment, employees are eligible to receive their account balance in a lump sum.

•	All employees and their dependents receive annual dental and vision care benefits of $1,500 and $250, respectively, per employee and dependent.

We do not offer a pension plan or a non-qualified deferred compensation plan for executive officers or employees. In 2012, we did not offer perquisites to executive officers or other employees. We offer relocation and Foreign Service premiums to employees serving in an international location. The amount of the premium will vary depending upon the living conditions, political situation and general safety conditions of the international location. Expatriate employees are also provided housing and utilities allowances where applicable. They also receive a cost of living allowance to cover the differential between normal living expenses in the host and home countries and will continue to participate in the employee benefit plans available to home country employees.

Total Direct Compensation

Executive Compensation Compared to Market Data

Compared to 2011 market data, total direct compensation ranged between 82% and 128% of the target market median for all named executive officers. In 2012, their compensation (after their March 2012 base salary increases) fell at the following percentiles:

2012 Actual Compensation in Relationship to 2011 Actual Market Data	CEO	Other Named Executive Officers

Base Salary	48th Percentile	48th to 58th percentile

Actual Total Cash	53rd Percentile	48th to 57th percentile

Actual Total Direct Compensation	63rd Percentile	51st to 84th percentile

Executive Compensation Mix

The general mix of compensation for target-level performances in the annual incentive plan, plus the net annualized present value of long-term compensation grants, can range as follows, depending upon the executive officer. The Committee considered the following general percentage mix in establishing the total compensation for the Company’s executive officers for 2012 target performance. It is important to note that the influences on Company financial performance and stock price performance could significantly change the basic mix of compensation components as a percentage of total compensation:

For the CEO, 73.6% of his total direct compensation is considered “at-risk.” The other named executive officers have 67% of their total direct compensation at risk.

Note: Annual incentive (“AI”) for Messrs. Edmiston, Nesselrode and Head includes a special accomplishment award for the sale of Utah in 2011.

Tax and Accounting Implications of Executive Compensation

Deductibility of Executive Compensation

As part of its role, the HR Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which imposes a limit of $1.0 million on the amount that a publicly-held corporation may deduct in any year for the compensation paid or accrued with respect to its named executive officers unless the compensation is performance based. None of our executive officers currently receives compensation exceeding the limits imposed by Section 162(m). While we cannot predict with certainty how executive compensation might be affected in the future by Section 162(m) or applicable tax regulations issued, we intend to preserve the tax deductibility of all executive compensation while maintaining our executive compensation program as described in this Compensation Discussion and Analysis.

Employment Agreements

We have entered into Executive Employee Agreements with our current named executive officers: Messrs. Edmiston, Haynes, Speirs, Nesselrode and Head. Two other executive officers who are not named also have executive employment agreements. The contracts have an initial term, which automatically extends for one year upon each anniversary unless a one-year notice not to extend is given by the executive. The current term of the Executive Employment Agreements is through May 31, 2013.

Entitlements based on Terms in Executive

Employment Agreements if we terminate the

employment without cause or notice (not

related to Change of Control) OR the

executive terminates employment for good

reason

	Mr. Edmiston	Mr. Haynes	Mr. Speirs	Mr. Nesselrode	Mr. Head

A lump sum amount equal to a certain multiple of base salary	3 times	2 times	2 times	2 times	2 times

An amount equal to a certain number of years times the maximum annual employer contributions made under out 401(k) plan	3 years	2 years	2 years	2 years	2 years

Vesting of all stock options	Yes	Yes	Yes	Yes	Yes

Vesting of all restricted stock awards	Yes	Yes	Yes	Yes	Yes

Reimbursement of Outplacement Services	Yes	Yes	Yes	Yes	Yes

Restrictions on ability to compete with the Company after termination of employment	2 years	2 years	2 years	2 years	2 years

See the table titled “Potential Payments under Termination or Change of Control” in the Compensation of Executive Officers section below for details on the above information.

The HR Committee believes the termination payment included in these Executive Employment Agreements is needed to attract and retain the executives necessary to achieve our business objectives. However, the HR Committee also believes termination payments should not be guaranteed. Accordingly, a termination payment will not be paid if a termination occurs after notice and lapse of the notice period to terminate the Executive Employment Agreement. Also, a termination payment will not be made if the executive officer resigns other than for good reason. Good reason under the employment contracts includes: (1) a material breach of the employment agreement by the Company; (2) failure to maintain or reelect the executive officer to his position; (3) a significant reduction of the executive officer’s duties, position or responsibilities; (4) a substantial reduction, without good business reasons, of the facilities and perquisites available to the executive officer; (5) a reduction by the Company of the executive officer’s monthly base salary; (6) failure of the Company to continue the executive officer’s participation in any bonus, incentive, profit sharing, performance, savings, retirement or pension policy, plan, program or arrangement on substantially the same or better basis relative to other participants; or (7) the relocation of the executive officer more than fifty miles from the location of the Company’s principal office.

Change of Control

Since it is in our best interest to retain executive officers during uncertain times who will act in the best interests of the stockholders without concern for personal outcome, our Executive Employment Agreements provide benefits in the event of loss of employment for employees in good standing due to a change of control. Change of control is defined as the acquisition of 50% or more of our voting stock, the cessation of the incumbent board of directors to constitute a majority of the board of directors, or the reorganization, merger, or sale or disposition of at least 50% of our assets where we are not the surviving entity. Change of control severance benefits apply to terminations taking place between 240 days before a change of control and 730 days after a change of control.

Entitlements based on Terms in Executive Employment Agreements if we terminate the employment without cause or notice related to a Change of Control	Mr. Edmiston	Mr. Haynes	Mr. Speirs	Mr. Nesselrode	Mr. Head

A lump sum amount equal to a certain multiple of base salary	3 times	2 times	2 times	2 times	2 times

A lump sum amount equal to a certain multiple of the highest annual bonus over the past 3 years or target bonus, whichever is higher	3 times	2 times	2 times	2 times	2 times

An amount equal to a certain number of years times the maximum annual employer contributions made under out 401(k) plan	3 years	2 years	2 years	2 years	2 years

Continuation of accident, life, disability, dental and health benefits for a certain number of years	3 years	2 years	2 years	2 years	2 years

Excise tax reimbursement and gross up on the reimbursement	Yes	Yes	Yes	Yes	Yes

Vesting of all stock options	Yes	Yes	Yes	Yes	Yes

Vesting of all restricted stock awards	Yes	Yes	Yes	Yes	Yes

Reimbursement of Outplacement Services	Yes	Yes	Yes	Yes	Yes

Restrictions on ability to compete with the Company after termination of employment	2 years	2 years	2 years	2 years	2 years

The change of control benefits in the Executive Employment Agreements contain a double trigger in that both a change of control must occur and the executive officer must be terminated without cause or resign for good reason within a specified period of time after the change of control. The HR Committee believes that the double trigger avoids unnecessarily rewarding an executive officer when a change of control occurs and the executive officer’s status is not changed as a result. However, because of the significant uncertainty that can arise during a period of a potential or actual change of control, the Committee has provided greater benefits to the executive officer in the event of a termination resulting from a change of control. Change of control benefits are detailed in the “Potential Payments under Termination or Change of Control” table in the Compensation of Executive Officers section below.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Board’s HR Committee is or has been an officer or employee of the Company or has a relationship requiring disclosure under Item 404(a) of SEC Regulation S-K. No executive officer of the Company serves on the compensation committee or serves as a director of another entity where an executive officer of that entity also serves on the HR Committee or on the Board.

HUMAN RESOURCES COMMITTEE REPORT

The HR Committee has reviewed and discussed with management the Compensation Discussion and Analysis filed in this document. Based on such review and discussions, the HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

R. E. Irelan, Committee Chairman

Igor Effimoff

J. Michael Stinson

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table summarizes the compensation of the Company’s named executive officers for the three most recently completed fiscal years ended December 31, 2012, 2011 and 2010.

Name & Principal Position	Year	Salary	Bonus (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation ($) (4)	Total
James A. Edmiston	2012	$548,077	$750,750	—	$349,175	$1,052,982	$17,965	$2,718,949
President and Chief	2011	507,000	413,100	326,748	637,382	—	217,835	2,102,065
Executive Officer	2010	456,923	509,000	332,990	640,884	—	18,388	1,958,185
Stephen C. Haynes	2012	292,885	241,605	—	99,380	298,393	18,331	950,594
Vice President,	2011	278,077	120,700	146,589	285,203	—	14,148	844,717
Chief Financial Officer	2010	255,192	179,000	93,720	142,994	—	14,634	685,540
Robert Speirs	2012	343,333	296,010	—	115,496	351,446	365,319	1,471,604
Vice President,	2011	326,667	149,494	189,111	370,039	—	350,128	1,385,439
Eastern Operations	2010	308,750	191,000	124,250	190,393	—	315,604	1,129,997
Karl L. Nesselrode	2012	267,692	221,130	—	91,323	273,347	17,714	871,206
Vice President, Engineering	2011	254,615	115,133	135,399	264,553	—	214,791	984,491
and Business Development	2010	242,596	152,000	78,100	119,095	—	339,526	931,317
Keith L. Head	2012	262,115	206,700	—	91,323	265,944	20,184	846,266
Vice President and General	2011	246,192	106,250	87,282	170,229	—	40,083	650,036
Counsel	2010	238,462	126,000	46,860	71,696	—	15,568	498,586

Notes:

(1)	Harvest pays bonuses one year in arrears but reflects the bonus in the table above in the year to which it related. Harvest deferred the payment of bonuses to key employees for 2010 until later in 2011. These bonuses have been included in the above table as 2010 bonuses. Bonuses related to 2011 were paid February 24, 2012 and are reflected in the table above as 2011 bonuses. Bonuses related to 2012 were paid March 1, 2013 and are reflected in the table above as 2012 bonuses.
(2)	Harvest uses the Black-Scholes option pricing model to determine the value of each option grant on the date of grant. Harvest does not advocate or necessarily agree that the Black-Scholes option pricing model can properly determine the value of an option. The 2012 calculations for the named executive officers are based on a weighted average expected life of five years, expected volatility of 67.32%, risk-free interest rate of 0.74%, expected dividend yield of 0% and expected annual forfeitures of 3% for stock options and 0% for restricted stock.
(3)	In May 2012, Harvest issued stock appreciation rights (SAR) and restricted stock units (RSU) as long-term incentive compensation. These instruments can be settled in cash or equity. Currently, no plan has been approved by the shareholders for equity settlement and Harvest is recording the liability and expense associated with the awards based on the fair market value of the stock at $5.12 on May 17, 2012. The number of awards for each executive that equals the amount above is shown in the following table:

Non-Equity Incentive Compensation Table	2012 Grants # of units		Fair Value at Grant date 5/17/2012
	SAR	RSU	SAR	RSU	Total
James A. Edmiston	219,000	79,000	$648,502	$404,480	$1,052,982
Stephen C. Haynes	61,000	23,000	180,633	117,760	298,393
Robert Speirs	72,000	27,000	213,206	138,240	351,446
Karl L. Nesselrode	56,000	21,000	165,827	107,520	273,347
Keith L. Head	53,500	21,000	158,424	107,520	265,944

(4)	Detail of all other compensation paid:

Name and Principal Position	Year	Group Term Life	Company 401(K) Match	Other Non-Cash	Special Accomplishment Bonus	Severance	Foreign Housing and Living Expense	Cost of Living Adjustment	Vacation Allowance	Transportation Allowance	Foreign Service Premium	Foreign Taxes	Total ($)
James A. Edmiston	2012	$7,965	$10,000				$—	$—	$—	$—	$—	$—	$17,965
President and Chief Executive Officer	2011	$8,035	$9,800	$—	$200,000		$—	$—	$—	$—	$—	$—	$217,835
	2010	$7,866	$9,800	$722	$—		$—	$—	$—	$—	$—	$—	$18,388

Stephen C. Haynes	2012	$8,331	$10,000				$—	$—	$—	$—	$—	$—	$18,331
Vice President, Chief Financial Officer	2011	$4,348	$9,800	$—	$—		$—	$—	$—	$—	$—	$—	$14,148
	2010	$4,184	$9,800	$650	$—		$—	$—	$—	$—	$—	$—	$14,634

Robert Speirs	2012	$1,290					$157,699	$81,041	$43,795	$34,000	$28,500	$18,994	$365,319
Vice President, Eastern Operations	2011	$1,376	$—	$—	$—		$173,308	$81,699	$40,450	$34,000	$28,500	$(9,205)	$350,128
	2010	$1,376	$—	$661	$—		$157,678	$65,329	$34,115	$34,000	$28,500	$(6,055)	$315,604

Karl L. Nesselrode	2012	$7,714	$10,000				$—	$—	$—	$—	$—	$—	$17,714
Vice President, Engineering and Business Development	2011	$4,037	$9,800	$—	$100,000		$—	$—	$—	$—	$—	$100,954	$214,791
	2010	$3,871	$9,800	$687	$—		$93,559	$39,346	$11,059	$—	$45,308	$135,896	$339,526

Keith L. Head	2012	$10,184	$10,000				$—	$—	$—	$—	$—	$—	$20,184
Vice President, General Counsel	2011	$5,283	$9,800	$—	$25,000		$—	$—	$—	$—	$—	$—	$40,083
	2010	$5,118	$9,800	$650	$—		$—	$—	$—	$—	$—	$—	$15,568

Grants of Plan-Based Awards

The following table shows information concerning options to purchase Common Stock granted to each of the named executive officers during 2012.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options(1)	Exercise or Base Price of Option Awards	Fair Value of Stock Based Awards
		(#)	(#)	($/Sh)	($)(2)
James A. Edmiston	5/17/2012		130,000	$5.12	349,175
Stephen C. Haynes	5/17/2012		37,000	$5.12	99,380
Robert Speirs	5/17/2012		43,000	$5.12	115,496
Karl L. Nesselrode	5/17/2012		34,000	$5.12	91,323
Keith L. Head	5/17/2012		34,000	$5.12	91,323

Notes:

(1)	Options granted May 17, 2012 vest 1/3 each year over a three year period.
(2)	Harvest granted options representing 436,298 shares to employees in 2012.

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning outstanding equity awards as of December 31, 2012 held by the named executive officers.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares Or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested
	Exercisable	Not Exercisable	(#)	($)	(Date)	(#)	($)	(#)
James A. Edmiston	100,000			$13.585	9/1/2014
	75,000			$12.795	3/4/2015
			85,000	$10.800	9/15/2015
			165,000	$10.800	9/15/2015
								250,000	(2)
	17,000			$9.605	3/2/2016
	24,334			$9.605	3/2/2016
	250,000			$9.625	2/27/2014
	120,000	—		$10.175	5/15/2015
	65,000	—		$4.595	6/18/2016
	107,267	53,633		$7.100	5/20/2015	46,900	414,596
	38,067	76,133		$11.190	5/20/2016	29,200	258,128
		130,000		$5.120	5/17/2017
Stephen C. Haynes	50,000	—		$10.245	5/19/2015
	12,000	—		$4.595	6/18/2016
	23,933	11,967		$7.100	5/20/2015	13,200	116,688
	17,033	34,067		$11.190	5/20/2016	13,100	115,804
		37,000		$5.120	5/17/2017
Robert Speirs	80,000	—		$13.690	6/1/2016
	80,000	—		$9.625	2/27/2014
	40,000	—		$10.175	5/15/2015
	12,500	—		$4.595	6/18/2016
	31,867	15,933		$7.100	5/20/2015	17,500	154,700
	22,100	44,200		$11.190	5/20/2016	16,900	149,396
		43,000		$5.120	5/17/2017
Karl L. Nesselrode	36,000			$7.100	11/17/2013
	8,000			$13.010	5/26/2014
	20,000			$12.795	3/4/2015
	13,334			$9.605	3/2/2016
	70,000	—		$9.625	2/27/2014
	40,000	—		$10.175	5/15/2015
	19,933	9,967		$7.100	5/20/2015	11,000	97,240
	15,800	31,600		$11.190	5/20/2016	12,100	106,964
		34,000		$5.120	5/17/2017
Keith L. Head	50,000	—		$10.065	5/7/2014
	20,000	—		$10.175	5/15/2015
	12,000	6,000		$7.100	5/20/2015	6,600	58,344
	10,167	20,333		$11.190	5/20/2016	7,800	68,952
		34,000		$5.120	5/17/2017

(1)	The market value of shares is $8.840 per share, based upon the average of the high and low market prices on December 31, 2012.
(2)	This stock unit is a right to receive, after vesting, a cash amount equal to the difference between the closing price of the stock on September 15, 2005 and the price of the stock on the date the payment is distributed. Vesting is 1/3 on the last to occur of September 15, 2006 and the date on which the average of the stock price for 10 consecutive trading days is greater than $25 per share. Vesting of 1/3 on September 2007 and 2008 is subject to the same $25 per share condition.

Options Exercised and Stock Vested

The following table provides information regarding the exercise of stock options during 2012 by the named executive officers.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
James A. Edmiston	—	—	51,666	$293,463
Stephen Haynes	—	—	17,333	$98,451
Robert Speirs	—	—	19,333	$93,611
Karl L. Nesselrode	—	—	6,666	$37,863
Keith L. Head	—	—	8,333	$47,331

Potential Payments under Termination or Change of Control

The tables below reflect the additional compensation paid to the named executive officers of the Company under the terms of their Executive Employment Agreements in the event of termination without cause or without proper notice, termination following change of control, or termination for disability or death. (See Compensation Discussion and Analysis — Employment Agreements and Change of Control above for a description of the terms of the Executive Employment Agreements.) The amounts shown in the tables assume that such termination was effective as of December 31, 2012, and thus include estimated amounts earned through that date that would be paid out to the named executive officers. The actual amounts can only be determined at the time of separation from the Company.

Executive Compensation and Benefits- James Edmiston	Voluntary Termination on 12/31/2012	Voluntary Termination Without Cause or Notice on 12/31/2012	Termination For Good Reason or Termination Due to Change in Control on 12/31/2012	For Cause Termination On 12/31/2012	Death on 12/31/2012	Disability On 12/31/2012
Compensation:
Base Salary	—	$1,650,000	$1,650,000	—	$1,650,000	$1,650,000
Short-term Incentive (100% of base salary)	—	—	2,252,250	—	—	—
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	1,752,707	1,752,707	—	1,752,707	1,752,707
Restricted Shares/RSUs	—	1,528,295	1,528,295	—	1,528,295	1,528,295
Benefits and Perquisites:
Outplacement	—	20,000	20,000	—	—	—
Life Insurance Proceeds	—	—	—	—	300,000	—
Excise Tax Gross Up	—	—	1,879,165	—	—	—
Disability Benefits per year *	—	—	—	—	—	120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	98,127	—	—	—
401(k) Employer Match	—	30,000	30,000	—	30,000	30,000
Total	0	$4,981,002	$9,210,544	0	$5,261,002	$5,081,002

*	Until no longer disabled or Social Security Retirement Age

Executive Compensation and Benefits- Stephen Haynes	Voluntary Termination on 12/31/2012	Voluntary Termination Without Cause or Notice on 12/31/2012	Termination For Good Reason or Termination Due to Change in Control on 12/31/2012	For Cause Termination On 12/31/2012	Death on 12/31/2012	Disability On 12/31/2012
Compensation:
Base Salary	—	$590,000	$590,000	—	$590,000	$590,000
Short-term Incentive (50% of base salary)	—	—	483,210	—	—	—
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	461,395	461,395	—	461,395	461,395
Restricted Shares/RSUs	—	507,920	507,920	—	507,920	507,920
Benefits and Perquisites:
Outplacement	—	20,000	20,000	—	—	—
Life Insurance Proceeds	—	—	—	—	300,000	—
Excise Tax Gross Up	—	—	431,496	—	—	—
Disability Benefits per year *	—	—	—	—	—	120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	60,040	—	—	—
401(k) Employer Match	—	20,000	20,000	—	20,000	20,000
Total	0	$1,599,315	$2,574,061	0	$1,879,315	$1,699,315

*	Until no longer disabled or Social Security Retirement Age

Executive Compensation and Benefits- Robert Speirs	Voluntary Termination on 12/31/2012	Voluntary Termination Without Cause or Notice on 12/31/2012	Termination For Good Reason or Termination Due to Change in Control on 12/31/2012	For Cause Termination On 12/31/2012	Death on 12/31/2012	Disability On 12/31/2012
Compensation:
Base Salary	—	$690,000	$690,000	—	$690,000	$690,000
Short-term Incentive (50% of base salary)	—	—	592,020	—	—	—
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	485,638	485,638		485,638	485,638
Restricted Shares/RSUs	—	556,898	556,898		556,898	556,898
Benefits and Perquisites:
Outplacement	—	20,000	20,000	—	—	—
Life Insurance Proceeds	—	—	—	—	300,000	—
Excise Tax Gross Up	—	—	—	—	—	—
Disability Benefits per year *	—	—	—	—	—	120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	44,994	—	—	—
401(k) Employer Match	—	—	—	—	—	—
Total	0	$1,752,536	$2,389,550	0	$2,032,536	$1,852,536

*	Until no longer disabled or Social Security Retirement Age

Executive Compensation and Benefits- Karl Nesselrode	Voluntary Termination on 12/31/2012	Voluntary Termination Without Cause or Notice on 12/31/2012	Termination For Good Reason or Termination Due to Change in Control on 12/31/2012	For Cause Termination On 12/31/2012	Death on 12/31/2012	Disability On 12/31/2012
Compensation:
Base Salary	—	$540,000	$540,000	—	$540,000	$540,000
Short-term Incentive (50% of base salary)	—	—	442,260	—	—	—
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	458,665	458,665	—	458,665	458,665
Restricted Shares/RSUs	—	339,987	339,987	—	339,987	339,987
Benefits and Perquisites:
Outplacement	—	20,000	20,000	—	—	—
Life Insurance Proceeds	—	—	—	—	300,000	—
Excise Tax Gross Up	—	—	—	—	—	—
Disability Benefits per year *	—	—	—	—	—	120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	62,656	—	—	—
401(k) Employer Match	—	20,000	20,000	—	20,000	20,000
Total	0	$1,378,652	$1,883,568	0	$1,658,652	$1,478,652

*	Until no longer disabled or Social Security Retirement Age

Executive Compensation and Benefits- Keith Head	Voluntary Termination on 12/31/2012	Voluntary Termination Without Cause or Notice on 12/31/2012	Termination For Good Reason or Termination Due to Change in Control on 12/31/2012	For Cause Termination On 12/31/2012	Death on 12/31/2012	Disability On 12/31/2012
Compensation:
Base Salary	—	$530,000	$530,000	—	$530,000	$530,000
Short-term Incentive (50% of base salary)	—	—	413,400	—	—	—
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	417,115	417,115	—	417,115	417,115
Restricted Shares/RSUs	—	473,001	473,001	—	473,001	473,001
Benefits and Perquisites:
Outplacement	—	20,000	20,000	—	—	—
Life Insurance Proceeds	—	—	—	—	300,000	—
Excise Tax Gross Up	—	—	371,828	—	—	—
Disability Benefits per year *	—	—	—	—	—	120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	54,040	—	—	—
401(k) Employer Match	—	20,000	20,000	—	20,000	20,000
Total	0	$1,460,116	$2,299,384	0	$1,740,116	$1,560,116

*	Until no longer disabled or Social Security Retirement Age

DIRECTOR COMPENSATION

Our philosophy in determining director compensation is to align compensation with the long-term interests of the stockholders, adequately compensate the directors for their time and effort and establish an overall compensation package that will attract and retain qualified directors. In determining overall director compensation, we seek to strike the right balance between the cash and stock components of director compensation. The Board’s policy is that the directors should hold equity ownership in the Company and that a portion of the director fees should consist of Company equity in the form of restricted stock and stock grants. The Board also believes that directors should develop a meaningful equity position over time and has adopted stock retention guidelines applicable to all directors. These guidelines state directors must retain (i) at least 50% of the shares of restricted stock granted to them for at least three years after the restriction lapses and (ii) at least 50% of the net shares of stock received through the exercise of an option or SAR must be retained by a director for at least three years after the exercise date.

Our retainer and meeting fee schedule remained the same in 2012 as it was in 2011, 2010 and 2009. Each non-employee director of the Company received cash compensation as follows:

•	An annual Board retainer of $40,000, plus travel and related expenses;

•	A meeting fee of $1,500 for each board or committee meeting attended;

•

An annual committee retainer of $20,000 for serving as committee chair of the Audit Committee, $15,000 for serving as committee chair of the Human Resources Committee and $10,000 for serving as committee chair of the Nominating and Corporate Governance Committee; and

•	A fee of $1,500 per day for attending business meetings on our behalf in the member’s capacity as a director that requires out of town travel or a substantial commitment of time.

Our director compensation includes additional compensation for the non-executive Chairman of the Board in recognition of the significant added responsibilities and time commitments of that position. In addition to his compensation as a director, he receives a retainer of $120,000 a year; this 2012 retainer remained the same as the retainer in 2011 and 2010.

Under the 2010 Plan, directors are eligible to receive restricted stock, RSUs, stock options and SAR grants. In May 2012, the Board approved a RSU award of $100,000 in value for each director.

The following table sets forth the cash and other compensation paid to the non-employee members of our Board of Directors in 2012.

Name	Fees Earned or Paid in Cash ($)		Non-Equity Incentive Plan Compensation ($)(7)	Total ($)
Stephen D. Chesebro’	$203,750	(1)	$99,840	$303,950
Igor Effimoff	79,000	(2)	99,840	178,840
H. H. Hardee	82,000	(3)	99,840	181,840
Robert E. Irelan	89,500	(4)	99,840	189,340
Patrick M. Murray	105,000	(5)	99,840	204,840
J. Michael Stinson	82,000	(6)	99,840	181,840

(1)	Includes $4,500 in business meeting fees and $6,000 for travel days.
(2)	Includes $1,500 for travel days.
(3)	Includes $4,500 in business meeting fees and $1,500 for travel days.
(4)	Includes $1,500 in business meeting fees and $4,500 for travel days.
(5)	Includes $3,000 in business meeting fees and $4,500 for travel days.
(6)	Includes $1,500 for travel days.
(7)	The amounts included in this column represent the aggregate grant date fair value of the grant of 19,500 deferred shares granted to each of our non-employee directors on May 17, 2012. As of December 31, 2012, each of the non-employee directors had aggregate outstanding deferred shares as follows: Mr. Chesebro’ — 19,500; Dr. Effimoff — 19,500; Mr. Hardee — 19,500; Mr. Irelan — 19,500; Mr. Murray — 19,500 and Mr. Stinson — 19,500.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2012

	(a)	(b)	(c)	(d)
	# Of Securities To Be Issued Upon Exercise Of Outstanding Options And Rights	Weighted Average Exercise Price Of Outstanding Options And Rights	Weighted Average Remaining Life	# Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)
		(3)		(4)
Equity compensation plans approved by Security Holders	3,771,632	$9.63	2.6	85,006
Equity compensation plans not approved by Security Holders (1)	125,000	$9.41	2.2	—
Stock Appreciation Right (“SAR”) (2)	932,202	$4.99	4.2	—
TOTAL	4,828,834			85,006

A description of our equity compensation plans is included in this Annual Report on Form 10-K, Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 9 – Stock-Based Compensation and Stock Purchase Plans.

(1)	Options were issued to new hire employees as employment inducement grants under a NYSE exception. These options were granted from 2007 through 2012 between $5.85 and $10.25 and vest ratably over three years from the grant date. At December 31, 2012, a total of 125,000 options were issued and outstanding as inducement grants, which are included in the table above, and 106,667 of these options were exercisable. This compensation plan was not approved by security holders.
(2)	A SAR is a right to receive on the Exercise Date, after vesting thereof, for each share of Company stock underlying the SAR with respect to which the SAR is exercised, an amount equal to the excess of (a) the Fair Market Value of one share of the Company stock on the Exercise Date over (b) 100 percent of the Fair Market Value of one share of the Stock determined as of the Grant Date (the “SAR Exercise Price”). The grant date for the 2009 SARs was June 18, 2009 and the SAR Exercise Price is $4.595 per share of Company stock. The 2009 SARs vest one-third each year beginning on June 18, 2012 and expire after seven years on June 18, 2016. The grant date for the 2012 SARs was May 17, 2012 and the SAR Exercise Price is $5.12 per share of Company stock. The 2012 SARs vest one-third each year beginning on May 17, 2013 and expire after five years on May 17, 2017. At the sole discretion of the company, a SAR may be settled in cash or with shares of the underlying Company stock from an approved plan that allows the payment of a SAR in the medium of Company stock. This compensation plan was not approved by security holders.

(3)	This reflects the weighted average exercise of the stock options and SARs listed in column (a).
(4)	Securities remaining available for future issuances from the following plans are:

2004 Long-Term Incentive Plan	45,000	Issuable only as Options
2006 Long-Term Incentive Plan	40,000	Issuable only as Options
2010 Long-Term Incentive Plan	6	Issuable as Options or Full Value Award

	85,006

In addition to the outstanding options and SARs listed above, there are a total of 284,750 shares of restricted stock awards that were granted under all plans that are outstanding as of December 31, 2012. Of these full value awards, 280,750 shares were granted under equity plans approved by security holders. There were 4,000 shares awarded as inducement grants and not approved by security holders.

A “ Stock Unit ” is a right to receive on the Payment Date, after vesting thereof, a cash amount equal to the Fair Market Value of one share of Company stock on the Payment Date. At December 31, 2012, the Company had 530,006 Stock Units outstanding. Stock Units were granted on June 18, 2009 and vest one-third each year beginning June 18, 2012. Stock Units were also granted to employees on May 17, 2012 and vest on May 17, 2015. Stock Units granted to directors on May 17, 2012 vest on May 17, 2013. At the sole discretion of the Company, a Stock Unit may be settled in cash or with shares of the underlying Company stock from an approved plan that allows the payment of the stock unit in the medium of Company stock. This compensation plan was not approved by security holders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Named Executive Officers

The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by our directors and nominees for director, each named executive officer and our directors and named executive officers as a group. Except as otherwise indicated, all information is as of April 24, 2013.

The number of shares of our common stock beneficially owned by each director or named executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after April 24, 2013 through the exercise of stock options or other rights. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

		Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Shares Acquirable Within 60 Days	Total Beneficial Ownership	Percent of Shares Outstanding(2)
James A. Edmiston	293,766	931,700	1,225,466	3.11%
Stephen C. Haynes	58,258	144,300	202,558	*
Keith L. Head	44,099	119,666	163,765	*
Karl L. Nesselrode	65,487	260,167	325,654	*
Robert Speirs	187,483	318,833	506,316	1.28%
Stephen D. Chesebro’	332,854	15,000	347,854	*
Igor Effimoff	44,000	10,000	54,000	*
H. H. Hardee	199,783	15,000	214,783	*
Robert E. Irelan	56,000	10,000	66,000	*
Patrick M. Murray	195,854	15,000	210,854	*
J. Michael Stinson	82,000	15,000	97,000	*

All current directors and executive officers as a group of eleven persons	1,559,584	1,854,666	3,414,250	8.65%

*	Represents less than one percent of the Company’s outstanding common stock.
(1)	This number does not include common stock that our directors or named executive officers have a right to acquire within 60 days of April 24, 2013.
(2)	Percentages are based upon 39,454,279 shares of common stock outstanding on April 24, 2013.
(3)	Percentage should be calculated assuming that the vested options have been exercised by the individual for whom the percent is being calculated.

Certain Beneficial Owners

The following table shows the beneficial owners of more than five percent of the Company’s common stock as of April 24, 2013:

Name & Address	Aggregate Number of Shares Beneficially Owned[1]	Percent of Shares Outstanding[2]	Report Date	Source
Jet Capital Investors LP 667 Madison Avenue, 9th Floor New York, New York 10021	3,633,212	9.2087%	2/14/2013	Form SC 13G/A
Amici Capital, LLC (formerly Porter Orlin LLC) 666 Fifth Avenue, Suite 3403 New York, New York 10103	3,621,632	9.1793%	2/14/2013	Form SC 13G/A
MSDC Management LP 645 Fifth Avenue, 21st Floor New York, New York 10022	3,343,786	8.4751%	2/14/2013	Form SC 13G/A
Dimensional Fund Advisors, Inc. Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	3,124,709	7.9198%	2/11/2013	Form SC 13G/A
BlackRock Fund Advisors 40 East 42nd Street New York, New York 10022	2,301,530	5.8334%	2/8/2013	Form SC 13G/A
Glenhill Advisors LLC 600 Fifth Avenue, 11th Floor New York, NY 10020	2,049,723	5.1952%	3/29/2013	Form SC 13G
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	2,022,205	5.1254%	2/12/2013	Form SC 13G/A

(1)	The stockholder has sole voting and dispositive power over the shares indicated unless otherwise disclosed.
(2)	The Company’s outstanding common shares as of April 24, 2013 were 39,454,279.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Code of Business Conduct and Ethics (the “Code”) applies to all of our directors, officers and employees. Under the Code, individuals subject to the Code and their family members must knowingly avoid owning any interest (other than nominal amounts of stock in publicly-traded companies) in any supplier or customer; consulting with, or being an employee of, any customer, lessor, lessee, contractor, supplier or competitor; purchasing from, or selling to us, assets, goods or services; or serving on the board of directors of any customer, lessor, lessee, contractor, supplier or competitor, except where full disclosure of all facts is made known to us in advance to permit us to protect our interests. Each year we require our executive officers to certify their compliance with the Code. Our Audit Committee has oversight compliance responsibilities for the Code. Exceptions to the Code are reported to the Audit Committee. Waivers of the Code for officers and directors may only be granted by the

Board and waivers for employees may only be granted by the CEO and reported to the Audit Committee. No waivers of the Code were granted in 2012. In addition to the Code, each year we require our directors and executive officers to disclose in writing certain transactions and relationships and this information is used in preparing the proxy statement and in making independence determinations for directors.

For the purposes of this Annual Report on Form 10-K, the Company has no transactions to describe pursuant to SEC Regulation S-K Item 404(a).

DIRECTOR INDEPENDENCE

Of our seven directors standing for re-election, six have been affirmatively determined by the Board to be independent, including our non-executive Chairman of the Board. The directors our Board has determined to be independent are Stephen D. Chesebro’, Dr. Igor Effimoff, H. H. Hardee, Robert E. Irelan, Patrick M. Murray and J. Michael Stinson. The Board’s determination of independence is based upon the standards set forth in our Guidelines for Corporate Governance, which may be found under the Corporate Governance section on our website at http://www.harvestnr.com. The Guidelines for Corporate Governance include the NYSE independence standards. In making its determination of independence, the Board took into account responses of the directors to questions concerning their employment history, compensation, affiliations and family and other relationships.

Item 14.	Principal Accountant Fees and Services

During 2012, PricewaterhouseCoopers LLP served as our independent registered public accounting firm and provided certain tax and consulting services to us. Representatives of PricewaterhouseCoopers LLP are expected to attend the annual meeting of stockholders where they will be available to respond to questions and, if they desire, to make a statement.

Audit Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for each of the last two fiscal years for professional services rendered by it for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided by it in connection with statutory and regulatory filings or engagements in those years were $1,190,000 for the year ended December 31, 2011, and $3,327,212 for the year ended December 31, 2012.

Audit Related Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for each of the last two fiscal years for assurance and related services by it that are reasonably related to the performance of the audit or review of our financial statements that are not included as “Audit Fees” above were $0 for the year ended December 31, 2011, and $0 for the year ended December 31, 2012.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for each of the last two fiscal years for professional services rendered by it for tax compliance, tax advice and tax planning were $34,870 for the year ended December 31, 2011, and $32,274 for the year ended December 31, 2012.

All Other Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for each of the last two fiscal years for all other products and services provided by it were $0 for the year ended December 31, 2011, and $0 for the year ended December 31, 2012.

All of the foregoing fees were approved by the Audit Committee.

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee’s Charter provides that our independent registered public accounting firm may provide only those services pre-approved by the Audit Committee, subject to de minimus exceptions for non-audit services described in the rules and regulations of the SEC, which are subsequently ratified by the Audit Committee prior to completion of the audit. The Audit Committee annually reviews and pre-approves the audit, review, attestation and permitted non-audit services to be provided during the next audit cycle by the independent registered public accounting firm. To the extent practicable, at the same meeting the Audit Committee also reviews and approves a budget for each of such services.

The Audit Committee may delegate to a member(s) the authority to grant pre-approvals under its policy with respect to audit and permitted non-audit services, provided that any such grant of pre-approval shall be reported to the full Audit Committee no later than its next scheduled meeting.

The Audit Committee has concluded that the provision of non-audit services is compatible with maintaining the registered public accounting firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Separate financial statements of Petrodelta, S.A. required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.1.

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

4.10	Common Stock Purchase Warrant No. W-2, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.4 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.11	Indenture, dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.12	Form of Note. (Included as Exhibit 1 to the Indenture filed as Exhibit 4.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.13	Warrant Agreement, dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Warrant Agent. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.14	Form of Warrant. (Included as Exhibit A to the Warrant Agreement filed as Exhibit 4.3 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.15	Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 4, 2013, File No. 1-10762.)

10.1†	2001 Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on April 9, 2002 (Registration Statement No. 333-85900).)

10.2†	Harvest Natural Resources 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration Statement No. 333-115841).)

10.3†	Form of Indemnification Agreement between Harvest Natural Resources, Inc. and each Director and Executive Officer of the Company. (Incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.4†	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.5†	Form of 2004 Long Term Stock Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.6†	Form of 2004 Long Term Stock Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.7†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.24 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.8†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.9†

Stock Option Agreement dated September 26, 2005, between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.26 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.10†	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.11†	Form of 2006 Long Term Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.12†	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.13†	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.14†	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.15†	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.16†	Form of 2006 Long Term Incentive Plan Stock Option Agreement – Five Year Vesting, Seven Year Term. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 13, 2007, File No. 1-10762.)

10.17†	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 3, 2007, File No. 1-10762.)

10.18†	Stock Option Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.19	Contract for Conversion to a Mixed Company between Corporación Venezolana del Petróleo, S.A., Harvest-Vinccler, S.C.A. and HNR Finance B.V. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 1, 2007, File No. 1-10762.)

10.20†	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.21†	2010 Long Term Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2010, File No. 1-10762.)

10.22†	Form of 2010 Long Term Incentive Plan Employee Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2010, File No. 1-10762.)

10.23†	Form of 2010 Long Term Incentive Plan Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2010, File No. 1-10762.)

10.24†	Form of 2010 Long Term Incentive Plan Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.30 to our Form 10-K filed on March 15, 2012 File No. 1-10762.)

10.25†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Karl L. Nesselrode. (Incorporated by reference to Exhibit 10.30 to our Form 10-K filed on March 15, 2012, File No. 1-10762.)

10.26†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.31 to our Form 10-K filed on March 15, 2012, File No. 1-10762.)

10.27†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.32 to our Form 10-K filed on March 15, 2012, File No. 1-10762.)

10.28†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 15, 2012, File No. 1-10762.)

10.29†	Employment Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Robert Speirs. (Incorporated by reference to Exhibit 10.34 to our Form 10-K filed on March 15, 2012, File No. 1-10762.)

10.30†	Form of Stock Appreciation Right Award Agreement. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.31†	Form of Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.32†	Form of Director Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2012, File No. 1-10762.)

10.33†	Form of Employee Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2012, File No. 1-10762.)

10.34†	Form of Employee Stock Appreciation Right Award Agreement. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2012, File No. 1-10762.)

10.35	Equity Distribution Agreement, dated March 30, 2012 by and between the Company and Knight Capital Americas, L.P. (Incorporated by reference to Exhibit 1.1 to our Form 8-K filed on March 30, 2012, File No. 1-10762.)

10.36	Share Purchase Agreement dated June 21, 2012, by and among HNR Energia BV, Harvest Natural Resources, Inc. and PT Pertamina (Persero). (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on June 21, 2012, file No. 1-10762.)

10.37	Guarantee of Harvest Natural Resources, Inc. dated June 21, 2012. (Incorporated by reference to Exhibit 2.2 to our Form 8-K filed on June 21, 2012, file No. 1-10762.)

10.38	Securities Purchase Agreement, dated as of October 11, 2012, among Harvest Natural Resources, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ryder Scott Company, LP.

23.3	Consent of HLB PGFA Perales, Pistone & Asociados – Caracas, Venezuela.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

99.1	Financial statements of Petrodelta, S.A. for the years ended December 31, 2012 and 2011.

99.2	Reserve report dated February 15, 2013 between HNR Finance B.V. and Ryder Scott Company.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

†	Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) and (b) of Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harvest Natural Resources, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Harvest Natural Resources, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, Schedule II—Valuation and Qualifying Accounts, listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) a sufficient complement of accounting and financial reporting resources; (2) accounting for certain transactions for oil and gas properties; (3) accounting for income taxes; (4) appropriate segregation of duties related to certain system access rights and the recording and review of journal entries; (5) preparation and review of certain classification and disclosure matters impacting the financial statements and related notes; and (6) accounting for significant and complex debt and equity transactions existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated revenue and has incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the Company restated its 2011 and 2010 consolidated financial statements and financial statement schedule to correct errors.

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

/s/PricewaterhouseCoopers LLP

Houston, Texas

May 2, 2013

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except per share data)
		(RESTATED- SEE NOTE 3)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,627	$58,946
Restricted cash	1,000	1,200
Accounts and notes receivable, net
Joint interest and other	2,955	14,342
Note receivable	—	3,335
Advances to and receivables from equity affiliate	656	14,588
Deferred income taxes	821	—
Prepaid expenses and other	1,460	728

TOTAL CURRENT ASSETS	79,519	93,139

OTHER ASSETS	7,613	5,427
LONG-TERM RECEIVABLE – EQUITY AFFILIATE	14,346	—
INVESTMENT IN EQUITY AFFILIATE	412,823	345,054
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	81,792	62,455
Other administrative property, net	744	1,128

TOTAL PROPERTY AND EQUIPMENT, NET	82,536	63,583

TOTAL ASSETS	$596,837	$507,203

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$3,970	$7,381
Accounts payable – carry obligation	—	3,596
Accrued expenses	30,748	15,247
Accrued interest	624	976
Other current liabilities	3,538	2,632
Income taxes payable	102	689

TOTAL CURRENT LIABILITIES	38,982	30,521
OTHER LONG TERM LIABILITIES	1,108	908
WARRANT DERIVATIVE LIABILITY	5,470	4,870
LONG TERM DEBT	74,839	31,535
COMMITMENTS AND CONTINGENCIES (See Note 7)

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at December 31, 2012 (2011: 80,000 shares); issued 45,882 shares at December 31, 2012 (2011: 40,625 shares)	458	406
Additional paid-in capital	263,646	227,800
Retained earnings	181,378	193,589
Treasury stock, at cost, 6,527 shares at December 31, 2012 (2011: 6,521 shares)	(66,145)	(66,104)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	379,337	355,691
NONCONTROLLING INTEREST	97,101	83,678

TOTAL EQUITY	476,438	439,369

TOTAL LIABILITIES AND EQUITY	$596,837	$507,203

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
		(RESTATED- SEE NOTE 3)	(RESTATED- SEE NOTE 3)
Expenses
Depreciation and amortization	423	462	484
Exploration expense	9,068	12,565	8,329
Impairment of oil and gas properties	9,312	3,335	—
Dry hole costs	5,617	49,676	—
General and administrative	27,097	22,474	25,903

	51,517	88,512	34,716

Loss from Operations	(51,517)	(88,512)	(34,716)
Other Non-Operating Income (Expense)
Investment earnings and other	348	665	557
Unrealized gain (loss) on warrant derivatives	(600)	9,786	344
Interest expense	(1,590)	(7,159)	(3,787)
Debt conversion expense	(3,645)	—	—
Loss on extinguishment of debt	(5,425)	(13,132)	—
Other non-operating expense	(2,905)	(1,375)	(3,952)
Foreign currency transaction loss	(133)	(146)	(1,588)

	(13,950)	(11,361)	(8,426)

Loss from Continuing Operations Before Income Taxes	(65,467)	(99,873)	(43,142)
Income Tax Expense (Benefit)	(609)	1,057	(184)

Loss from Continuing Operations	(64,858)	(100,930)	(42,958)
Net Income from Equity Affiliates	67,769	73,451	66,291

Net Income (Loss) from Continuing Operations	2,911	(27,479)	23,333

Discontinued Operations:
Income (loss) from discontinued operations	(1,699)	(2,636)	3,712
Gain on sale of assets	—	106,000	—
Income tax expense on discontinued operations	—	(5,748)	—

Income (loss) from discontinued operations	(1,699)	97,616	3,712

Net Income	1,212	70,137	27,045

Less: Net Income Attributable to Noncontrolling Interest	13,423	14,177	12,670

Net Income (Loss) Attributable to Harvest	$(12,211)	$55,960	$14,375

Net Income (Loss) Attributable to Harvest Per Common Share:
(See Note 4 – Earnings Per Share):
Basic	$(0.33)	$1.64	$0.43

Diluted	$(0.33)	$1.64	$0.39

Comprehensive Income (Loss)	$(12,211)	$55,960	$14,375

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-Controlling Interest	Total Equity

Balance at January 1, 2010 as RESTATED (see Note 3)	39,495	$395	$213,337	$123,254	$(65,383)	$56,831	$328,434

Issuance of common shares:
Exercise of stock options	419	4	1,670	—	—	—	1,674
Restricted stock awards	189	2	1,837	—	—	—	1,839
Employee stock-based compensation	—	—	2,396	—	—	—	2,396
Purchase of Treasury Shares	—	—	—	—	(160)	—	(160)
Net Income	—	—	—	14,375	—	12,670	27,045

Balance at December 31, 2010 as RESTATED (see Note 3)	40,103	401	219,240	137,629	(65,543)	69,501	361,228

Issuance of common shares:
Exercise of stock options	167	2	922	—	—	—	924
Restricted stock awards	273	2	2,028	—	—	—	2,030
Employee stock-based compensation	—	—	2,611	—	—	—	2,611
Conversion of 8.25% senior convertible notes	82	1	464	—	—	—	465
Purchase of treasury shares	—	—	—	—	(561)	—	(561)
Tax benefits related to equity compensation	—	—	2,535	—	—	—	2,535
Net Income	—	—	—	55,960	—	14,177	70,137

Balance at December 31, 2011 as RESTATED (see Note 3)	40,625	406	227,800	193,589	(66,104)	83,678	439,369

Issuance of common shares:
Exercise of stock options	122	1	718	—	—	—	719
Restricted stock awards	203	2	1,564	—	—	—	1,566
Employee stock-based compensation	—	—	1,934	—	—	—	1,934
Conversion of 8.25% senior convertible notes	4,932	49	29,058	—	—	—	29,107
Warrants issued	—	—	2,572	—	—	—	2,572
Purchase of treasury shares	—	—	—	—	(41)	—	(41)
Net Income (Loss)	—	—	—	(12,211)	—	13,423	1,212

Balance at December 31, 2012	45,882	$458	$263,646	$181,378	$(66,145)	$97,101	$476,438

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
		(RESTATED- SEE NOTE 3)	(RESTATED- SEE NOTE 3)
Cash Flows From Operating Activities:
Net income	$1,212	$70,137	$27,045
Adjustments to reconcile net income to net cash used in operating activities:
Depletion, depreciation and amortization	423	1,272	3,817
Impairment of oil and gas properties costs	9,312	3,335	—
Dry hole costs	5,617	40,467	—
Impairment of long-lived assets	—	1,440	—
Amortization of debt financing costs	690	975	793
Amortization of discount on debt	543	2,876	1,308
Write off of deferred financing costs	—	—	2,795
Gain on sale of assets	—	(106,225)	—
Debt conversion expense	2,915	—	—
Allowance for account and notes receivable	5,180	—	—
Write off of accounts payable, carry obligation	(3,596)	—	—
Loss on early extinguishment of debt	5,425	10,983	—
Net income from equity affiliates	(67,769)	(73,451)	(66,291)
Share-based compensation-related charges	3,500	4,642	4,234
Dividend received from affiliate	—	—	12,220
Unrealized (gain) loss on warrant derivative	600	(9,786)	(344)
Deferred tax asset	(821)	—	—
Other current liabilities	906	2,632	—
Changes in operating assets and liabilities:
Accounts and notes receivable	9,542	(10,025)	3,826
Prepaid expenses and other	(718)	4,065	(2,579)
Other assets	(87)	(4,180)	558
Accounts payable	(3,411)	(623)	10,905
Accrued expenses	4,757	7,475	(2,657)
Accrued interest	(238)	(942)	(4,239)
Other long term liabilities	200	(927)	1,501
Income taxes payable	(587)	617	(1,018)

Net Cash Used In Operating Activities	(26,405)	(55,243)	(8,126)

Cash Flows from Investing Activities:
Proceeds from sale of assets	—	218,823	—
Additions of property and equipment	(23,575)	(72,180)	(14,386)
Additions to assets held for sale	—	(33,930)	(45,066)
Advances (to) from equity affiliate	(414)	(682)	3,221
Proceeds from sale of equity affiliates	—	1,385	—
(Increase) decrease in restricted cash	200	(1,200)	—

Net Cash Provided By (Used In) Investing Activities	(23,789)	112,216	(56,231)

Cash Flows from Financing Activities:
Net proceeds from issuances of common stock	719	924	1,674
Tax benefits related to equity compensation	—	2,535	—
Proceeds from issuance of long-term debt	66,480	—	92,000
Payments of long-term debt	—	(60,000)	—
Financing costs	(3,324)	(189)	(2,931)

Net Cash Provided By (Used In) Financing Activities	63,875	(56,730)	90,743

Net Increase in Cash and Cash Equivalents	13,681	243	26,386
Cash and Cash Equivalents at Beginning of Year	58,946	58,703	32,317

Cash and Cash Equivalents at End of Year	$72,627	$58,946	$58,703

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest expense (net of capitalization)	$640	$2,685	$1,380

Cash paid during the year for income taxes	$216	$8,241	$834

See accompanying notes to consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

During the year ended December 31, 2012, we settled 70,994 restricted stock units with Harvest common stock valued at $0.4 million. Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 7,789 shares being added to treasury stock at cost. During the year ended December 31, 2012, capital expenditures of $10.5 million were financed through current liabilities. See Note 3 – Summary of Significant Accounting Policies, Other Assets for a discussion of certain non-cash asset transactions and Note 6 – Long-Term Debt for a discussion of other non-cash equity transactions.

During the year ended December 31, 2011, we issued 0.2 million shares of restricted stock valued at $2.0 million. Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 45,532 shares being added to treasury stock at cost. During the year ended December 31, 2011, capital expenditures of $3.4 million were financed through current liabilities.

During the year ended December 31, 2010, we issued 0.3 million shares of restricted stock valued at $1.8 million. Also some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis, which resulted in 26,260 shares being added to treasury stock at cost; and 1,000 shares held in treasury that had been reissued as restricted stock were forfeited and returned to treasury. During the year ended December 31, 2010, capital expenditures of $7.6 million were financed through current liabilities. During the year ended December 31, 2010, the fair value of our warrant derivative liability of $15.0 million was offset through long-term debt.

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Organization

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

In addition to our interests in Venezuela, we hold exploration acreage in four projects:

•	Mainly onshore in West Sulawesi in the Republic of Indonesia (“Indonesia”) through the Budong-Budong Production Sharing Contract (“Budong PSC”) (see Note 14 – Indonesia),

•	Offshore of the Republic of Gabon (“Gabon”) through the Dussafu Marin Permit (“Dussafu PSC”) (see Note 15 – Gabon),

•	Onshore in the Sultanate of Oman (“Oman”) through the Oman Exploration and Production Sharing Agreement (“EPSA”) Al Ghubar / Qarn Alam license (“Block 64 EPSA”) (see Note 16 – Oman), and

•	Offshore of the People’s Republic of China (“China”) through the Wab-21 Petroleum Contract (see Note 17 – China).

Note 2 – Liquidity and Going Concern

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. See Note 5 – Dispositions – Discontinued Operations. Currently, our source of cash is expected to be generated by accessing debt and/or equity markets, and/or farm-downs.

Our primary ongoing use of cash has been to fund oil and gas exploration projects, debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. See Note 14 – Indonesia and Note 15 – Gabon for our contractual commitments.

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

There are also a number of variables and risks related to our minority equity investment in Petrodelta that could significantly utilize our cash balances, and affect our capital resources and liquidity. Petrodelta’s capital commitments are determined by its business plan, and Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. The total capital required to develop the fields in Venezuela may exceed Petrodelta’s available cash and financing capabilities, and there may be operational or contractual consequences due to this inability. Petrodelta’s ability to fully develop the fields in Venezuela will require a significant investment. Due to PDVSA’s liquidity constraints, PDVSA has not been providing the necessary monetary support and contractual adherence required by Petrodelta. If we are called upon to fund our share of Petrodelta’s operations, our failure to do so could be considered a default under the Conversion Contract and cause the forfeiture of some or all our shares in Petrodelta.

Petrodelta currently represents our only source of earnings. Petrodelta also has a material impact on our results of operations for any quarter or annual reporting period. See Note 13 – Investment in Equity Affiliate – Petrodelta, S.A. Petrodelta operates under a business plan, the success of which relies heavily on the market price of oil. To the extent that market prices of oil decline, the business plan, and thus our equity investment and/or operations and/or profitability, could be adversely affected.

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

Between Petrodelta’s formation in October 2007 and June 2010, Petrodelta declared and paid dividends of $105.5 million to HNR Finance, B.V. (“HNR Finance”), a wholly owned subsidiary of Harvest Holding ($84.4 million net to our 32 percent interest). See Note 18 – Related Party Transactions for a discussion of our obligations to our non-controlling interest holder, Vinccler, for any dividend received from Petrodelta. As discussed below, on November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million; however, such dividend has not been received. There is uncertainty with respect to the timing of the receipt of such dividend or whether future dividends will be declared and/or paid. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected, or facts and circumstances surrounding our investment change, our results of operations and our investment in Petrodelta could be adversely impacted.

We have incurred losses from continuing operations since 2007 and negative cash flows since 2009 and have utilized the proceeds from the sale of property and debt to fund our operations. For the year ended December 31, 2012, we incurred a net loss attributable to Harvest of approximately $12.2 million and negative cash flows from operations of approximately $26.4 million. At December 31, 2012, we had retained earnings of approximately $181.4 million and working capital of approximately $40.5 million. We currently do not have any revenue or operating cash inflow and, as indicated above, historically our main source of cash has been dividends from Petrodelta. On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend was ratified by Petrodelta’s shareholders on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, this dividend has not yet been received, although it is due and payable. Our other main source of cash is the sale of assets. As discussed in Note 5 – Dispositions, on June 21, 2012, we announced entering into an agreement for the sale of our investment in Petrodelta. However, the buyer’s sole shareholder did not approve the transaction, and on February 19, 2013, we exercised our right to terminate the agreement.

We expect that for 2013 we will not generate revenue, will continue to generate losses from operations, and our cash flows will not be sufficient to cover our operating expense; therefore, expected continued losses from operations and use of cash will be funded through debt or equity financings, farm-downs, delay of the discretionary portion of our capital spending to future periods and/or operating cost reductions. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt and/or equity financing, farm-down, delay of the discretionary portion of our capital spending to future periods and/or operating cost reductions. Our ability to continue as a going concern also depends upon the success of our planned exploration and development activities. There can be no guarantee of future capital acquisition, fundraising or explorations success or that we will realize the value of our unevaluated exploratory well costs. We believe that we will continue to be successful in securing any funds necessary to continue as a going concern. However, our current cash position and our ability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

Failure to generate sufficient cash flow, raise additional capital through debt or equity financings, farm-downs, and/or further reduce operating costs could have a material adverse effect on our ability to meet our short- and long-term liquidity needs and achieve our intended long-term business objectives.

While we believe the issuance of additional equity securities, short- or long-term debt financing, farm-downs, delay of the discretionary portion of our capital spending to future periods and/or operating cost reductions could be put into place which would not jeopardize our operations and future growth plans, these circumstances raise substantial doubt about our ability to continue to operate as a going concern.

The audit opinion on our financial statements as of and for the year ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. Our financial statements have been prepared under the assumption that we will continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that could result should we be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Restatement of Prior Period Financial Statements

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we concluded that there were errors in previously filed financial statements. In the course of our review, management determined that (a) certain warrants issued in 2010 in connection with our $60 million term loan facility (the “Warrants”) were improperly valued at inception and improperly classified as equity instruments rather than liability instruments. As a result of the improper classification of the Warrants, (b) the debt discount and associated interest expense related to the amortization of the debt discount was understated for all periods in which the associated debt was outstanding, and (c) the consolidated statement of operations and comprehensive income (loss) for each reporting period was misstated by the omission of the changes in fair value of the Warrants as a liability instrument. Additionally, (d) certain exploration overhead was incorrectly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed, and (e) certain leasehold maintenance and other costs were improperly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed. Finally, (f) advances to equity affiliate were improperly classified as an operating activity rather than an investing activity and (g) certain costs were improperly classified as an investing activity rather than an operating activity on the consolidated statement of cash flows. Such errors impacted annual periods ended December 31, 2010 and 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, and September 30, 2012.

As a result of the errors related to the Warrants described above, loss on extinguishment of debt was understated for the year ended December 31, 2011 and the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.

Additionally, an error was identified in the calculation of earnings (loss) per diluted share for the year ended December 31, 2011 and the three and six months ended June 30, 2011, and an additional error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity for the quarters ended March 31, 2012 and September 30, 2012.

        We have restated our segment footnote information to reflect the applicable errors stated above and (a) reclassify noncontrolling interest from United States segment to Venezuela segment, (b) eliminate intrasegment receivables erroneously reported gross of related intrasegment payable, and (c) eliminate intrasegment revenue erroneously reported gross of related intrasegment expense. Such errors impacted annual periods ended December 31, 2010 and 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. We also restated our financial statement schedule to reflect adjustments to the balance sheet related to income taxes for the years ended December 31, 2010 and 2011.

        In assessing the severity of the errors, management determined that the errors were material to the consolidated financial statements for the years ended December 31, 2011 and 2010 and quarterly information for all quarters in 2011 and the first, second and third quarters of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated balance sheets related to income taxes.

The audited financial statements, related notes and analyses for the years ended December 31, 2011 and 2010 have been retrospectively restated in this Annual Report on Form 10-K for the year ended December 31, 2012. We will amend our Quarterly Reports on Form 10-Q/A for each of the quarterly periods shortly after the filing of this Annual Report on Form 10-K.

The following tables set forth the effect of the adjustments described above on the consolidated statements of operations and comprehensive income (loss), the consolidated statements of cash flows and the consolidated statements of stockholders’ equity for the years ended December 31, 2011 and 2010, and the consolidated balance sheet as of December 31, 2011.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	December 31, 2011			December 31, 2010
	As Previously		As	As Previously		As
	Reported	Adjustment	RESTATED	Reported	Adjustment	RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$462	$—	$462	$484	$—	$484
Exploration expense(a)	13,690	(1,125)	12,565	8,016	313	8,329
Impairment of oil and gas properties(f)	—	3,335	3,335	—	—	—
Dry hole costs	49,676	—	49,676	—	—	—
General and administrative	22,474	—	22,474	25,903	—	25,903

Total expenses	86,302	2,210	88,512	34,403	313	34,716

Loss from operations	(86,302)	(2,210)	(88,512)	(34,403)	(313)	(34,716)
Other non-operating income (expense)
Investment earnings and other	665	—	665	557	—	557
Unrealized gain (loss) on warrant derivatives(b)	—	9,786	9,786	—	344	344
Interest expense(c)	(5,336)	(1,823)	(7,159)	(2,689)	(1,098)	(3,787)
Loss on extinguishment of debt (d)	(9,682)	(3,450)	(13,132)	—	—	—
Other non-operating expense	(1,375)	—	(1,375)	(3,952)	—	(3,952)
Loss on exchange rates	(146)	—	(146)	(1,588)	—	(1,588)

	(15,874)	4,513	(11,361)	(7,672)	(754)	(8,426)

Loss from Continuing Operations Before Income taxes	(102,176)	2,303	(99,873)	(42,075)	(1,067)	(43,142)
Income tax expense (benefit)(g)	820	237	1,057	(184)	—	(184)

Loss from Continuing Operations	(102,996)	2,066	(100,930)	(41,891)	(1,067)	(42,958)
Net Income from Equity Affiliate	73,451	—	73,451	66,291	—	66,291

Net Income (Loss) from Continuing Operations	(29,545)	2,066	(27,479)	24,400	(1,067)	23,333
Income (Loss) from Discontinued Operations	97,616	—	97,616	3,712	—	3,712

Net Income	68,071	2,066	70,137	28,112	(1,067)	27,045
Less: Net Income Attributable to Noncontrolling Interest	14,177	—	14,177	12,670	—	12,670

Net Income (Loss) Attributable To Harvest	$53,894	$2,066	$55,960	$15,442	$(1,067)	$14,375

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$1.58	$0.06	$1.64	$0.46	$(0.03)	$0.43

Diluted(e)	$1.37	$0.27	$1.64	$0.42	$(0.03)	$0.39

Comprehensive income (loss)	$53,894	$2,066	$55,960	$15,442	$(1,067)	$14,375

(a)	For 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense of $2,210 thousand offset by a reclassification from exploration expense to impairment of oil and gas properties of $3,335 thousand for amounts that were erroneously classified as exploration expense. For 2010, relates to lease maintenance costs that were erroneously capitalized as oil and gas properties rather than as exploration expense.
(b)	Represents change in fair value of the Warrants for the period. Such Warrants were previously erroneously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(c)	The fair value of the Warrants was not appropriately determined at inception because certain features of the Warrants were not originally considered in the fair value calculation. The corrected fair value of the Warrants at inception exceeds the original valuation by $3,878 thousand. As a result of this change in the fair value of the Warrants, the original discount allocated to the debt was understated by approximately $3,878 thousand; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding. For 2011, income tax expense of $237 thousand was improperly classified as interest expense.

(d)	As noted in (c) above, the correction in the fair value of the Warrants and its classification as a liability resulted in an increased discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(e)	In addition to the impact on EPS related to the adjustments described in (a) through (d) above and (f) and (g) below, diluted EPS has been adjusted to reflect an error in the calculation of the weighted average common shares outstanding for dilutive EPS as of December 31, 2011. The weighted average common shares utilized for the calculation of diluted EPS was erroneously 39,339 thousand rather than 34,117 thousand.
(f)	Reclassification of impairment of oil and gas properties expense in 2011 of $3,335 thousand that was previously erroneously presented as exploration expense.
(g)	Represents income tax improperly classified as interest expense.

Consolidated Balance Sheets

	December 31, 2011
	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Deferred income taxes(a)	$2,628	$(2,628)	$—
Oil and gas properties(b)	65,671	(3,216)	62,455
Total assets(a)(b)	513,047	(5,844)	507,203
Accrued interest payable(g)	1,372	(396)	976
Other current liabilities(a)(g)	4,835	(2,203)	2,632
Income taxes payable(g)	718	(29)	689
Warrant derivative liability(c)	—	4,870	4,870
Total liabilities(a)(c)(g)	65,592	2,242	67,834
Additional paid in capital(d)	236,192	(8,392)	227,800
Retained earnings(e)	193,283	306	193,589
Total Harvest shareholders’ equity(f)	363,777	(8,086)	355,691
Total equity(f)	447,455	(8,086)	439,369

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Relates to the reclassification of the Warrants out of additional paid in capital to warrant derivative liabilities. The fair value of the Warrants was not appropriately determined at inception because certain features of the Warrants were not originally considered in the fair value calculation. Thus, the correction of the error to record the Warrants as a liability does not agree to the correction of the error removing the Warrants from equity. Additionally, the Warrants were not properly marked to market at the end of each period. The warrant derivative liability was valued at $15,000 thousand at inception with subsequent reductions in fair value of $344 thousand in 2010 and $9,786 thousand in 2011.
(d)	Relates to the reversal of the amount recorded to equity at inception for the Warrants of $11,122 thousand and the reversal of the amount removed from additional paid in capital of $2,730 thousand when a portion of the Warrants were redeemed by the Company. In May 2011, additional paid in capital was debited for $2,730 thousand for the reversal of the original fair value of such warrants which was an error as they did not qualify for equity classification.
(e)	Relates to (a) net increase in expense in 2010 and 2011 related to exploration expense of $2,523 thousand (inclusive of the reclassification of exploration expense to impairment of oil and gas properties of $3,335 thousand), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011 (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(f)	Relates to reclassification of the Warrants as described in (d) above plus the impact of retained earnings described in (e) above.
(g)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.

Consolidated Statements of Cash Flows

	December 31, 2011			December 31, 2010
	As Previously Reported	Adjustment	As RESTATED	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Net cash used in operating activities(a)(b)	$(52,737)	$(2,506)	$(55,243)	$(5,296)	$(2,830)	$(8,126)
Net cash provided by (used in) investing activities(a)(b)	109,710	2,506	112,216	(59,061)	2,830	(56,231)
Net cash provided by (used in) financing activities	(56,730)	—	(56,730)	90,743	—	90,743

Net increase in cash and cash equivalents	243	—	243	26,386	—	26,386
Cash and cash equivalents at beginning of year	58,703	—	58,703	32,317	—	32,317

Cash and cash equivalents at end of year	$58,946	$—	$58,946	$58,703	$—	$58,703

(a)	For 2011, relates to the $2,288 thousand of lease maintenance costs, exploration overhead and $900 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $(682) thousand were previously erroneously classified as an operating activity rather than an investing activity.
(b)	For 2010, relates to $167 thousand of lease maintenance costs and $(558) thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $3,221 thousand were improperly classified as an operating activity rather than an investing activity.

In addition to the above, we have restated the Consolidated Statements of Stockholder’s Equity to reflect the reclassification of the Warrants from equity to warrant derivative liability and to restate the January 1, 2010 beginning balances to reflect cumulative adjustments related to the previously described errors that affect periods prior to the year ended December 31, 2010 as follows:

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at January 1, 2010 as originally reported	39,495	$395	$213,337	$123,947	$(65,383)	$56,831	$329,127
Adjustments(a)	—	—	—	(693)	—	—	(693)

Balance at January 1, 2010 as RESTATED	39,495	$395	$213,337	$123,254	$(65,383)	$56,831	$328,434

(a)	Relates to lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed prior to January 1, 2010 (the “Beginning Retained Earnings Adjustment”).

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at December 31, 2010 as originally reported	40,103	$401	$230,362	$139,389	$(65,543)	$69,501	$374,110
Adjustments(a)(b)	—	—	(11,122)	(1,760)	—	—	(12,882)

Balance at December 31, 2010 as RESTATED	40,103	$401	$219,240	$137,629	$(65,543)	$69,501	$361,228

(a)	The adjustment to additional paid-in capital relates to the reclassification of the Warrants from equity to warrant derivative liability.
(b)	The adjustment to retained earnings relates to (a) lease maintenance costs of $313 thousand that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense, (b) the reduction in the fair value of the Warrants for the year ended December 31, 2010 of $344 thousand, additional amortization of debt of $1,098 thousand resulting from the increased discount allocated to the debt, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized as oil and gas properties rather than expensed to exploration expense prior to January 1, 2010.

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at December 31, 2011 as originally reported	40,625	$406	$236,192	$193,283	$(66,104)	$83,678	$447,455
Adjustments(a)(b)	—	—	(8,392)	306	—	—	(8,086)

Balance at December 31, 2011 as RESTATED	40,625	$406	$227,800	$193,589	$(66,104)	$83,678	$439,369

(a)	The adjustment to additional paid-in capital relates to the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the reversal of the original fair value of certain Warrants that did not qualify for equity classification.
(b)	The adjustment to retained earnings relates to (a) net increase in 2010 and 2011 expense related to exploration expense of $2,523 thousand that was erroneously capitalized as oil and gas properties rather than expensed as exploration expense (includes consideration of reclassification between exploration expense and impairment of oil and gas properties), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.

In addition to the above, we have restated Operating Segments to reflect the errors stated above and (a) reclassify noncontrolling interest from United States segment to Venezuela segment, (b) eliminate intrasegment receivables erroneously reported gross of related intrasegment payable, and (c) eliminate intrasegment revenue erroneously reported gross of related intrasegment expense.

	December 31, 2011			December 31, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$69,577	$(14,603)	$54,974	$62,177	$(13,019)	$49,158
Indonesia(b)	(44,800)	(2,888)	(47,688)	(7,108)	843	(6,265)
Gabon(c)	(5,743)	(2,245)	(7,988)	(543)	(1,099)	(1,642)
Oman(d)	(11,325)	(535)	(11,860)	(1,934)	(305)	(2,239)
United States(e)	(51,431)	22,337	(29,094)	(40,862)	12,513	(28,349)

Net income (loss) from continuing operations	(43,722)	2,066	(41,656)	11,730	(1,067)	10,663
Discontinued operations (Antelope Project)	97,616	—	97,616	3,712	—	3,712

Net income (loss) attributable to Harvest	$53,894	$2,066	$55,960	$15,442	$(1,067)	$14,375

(a)	Relates to reclassification of noncontrolling interest from United States segment to Venezuela segment and elimination of intrasegment revenue erroneously reported gross of intrasegment expense.
(b)	For 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense of $1,505 thousand and elimination of intrasegment revenue erroneously reported gross of related intrasegment expense of $1,383 thousand. For 2010, relates to elimination of intrasegment revenue erroneously reported gross of related intrasegment expense.
(c)	For 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense of $415 thousand and elimination of intrasegment revenue erroneously reported gross of related intrasegment expense of $1,830 thousand. For 2010, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense of $313 thousand and elimination of intrasegment revenue erroneously reported gross of related intrasegment expense of $786 thousand.
(d)	Relates to elimination of intrasegment revenue erroneously reported gross of related intrasegment expense.
(e)	Relates to the impact of (a) through (d) above.

	December 31, 2011
	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Operating Segment Assets
Venezuela	$348,802	$—	$348,802
Indonesia(a)	65,165	(50,572)	14,593
Gabon(a)	119,273	(63,768)	55,505
Oman(a)	20,980	(13,828)	7,152
United States(a)	137,531	122,325	259,856

	691,751	(5,843)	685,908
Intersegment eliminations	(178,704)	(1)	(178,705)

Total Assets	$513,047	$(5,844)	$507,203

(a)	Relates to elimination of intrasegment receivables erroneously reported gross of related intrasegment payable.

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Third-party interests in our majority-owned subsidiaries are presented as noncontrolling interests.

Presentation of Comprehensive Income (Loss)

We adopted ASU No. 2011-05 (ASU 2011-05), which is included in ASC 220, “Comprehensive Income”, effective January 1, 2012 and have elected to utilize the “single continuous statement” for presentation of all nonowner changes in stockholders’ equity.

Reporting and Functional Currency

The United States Dollar (“U.S. Dollar”) is the reporting and functional currency for all of our controlled subsidiaries and Petrodelta. Amounts denominated in non-U.S. Dollar currencies are re-measured into U.S. Dollars, and all currency gains or losses are recorded in the consolidated statements of operations and comprehensive income (loss). There are many factors that affect foreign exchange rates and the resulting exchange gains and losses, many of which are beyond our influence.

See Note 12 – Venezuela for a discussion of currency exchange rates and currency exchange risk on Harvest Vinccler’s and Petrodelta’s businesses.

Cash and Cash Equivalents

Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months.

Restricted Cash

Restricted cash is classified as current or non-current based on the terms of the agreement. Restricted cash at December 31, 2012 represents cash held in a U.S. bank used as collateral for a standby letter of credit issued in support of a performance bond for a joint study. Restricted cash at December 31, 2011 represents cash held in a U.S. bank used as collateral for a standby letter of credit issued as a payment guarantee for electric wireline services to be provided during the drilling of the two exploratory wells on Block 64 EPSA. The restricted cash was returned to us on April 18, 2012.

Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, dividend receivable, notes payable and derivative financial instruments. We maintain cash and cash equivalents in bank deposit accounts with commercial banks with high credit ratings, which, at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due the nature of our receivables, which include primarily income tax receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.

Notes Receivable

Notes receivable bear interest and can have due dates that are less than one year or more than one year. Amounts outstanding under the notes bear interest at a rate based on the current prime rate and are recorded at face value. Interest income is recognized over the life of the note.

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

Other Assets

Other assets consist of business development acquisition costs associated with new business development projects, prepaid expenses which are expected to be realized in the next 12 to 24 months deferred financing costs and a long-term receivable for value added tax (“VAT”) credits related to the Budong PSC. New business development acquisition costs are reclassified to oil and gas properties or expensed depending on management’s assessment of the project under ASC 932-360-35-19 “Sufficient Progress Assessment”. Deferred financing costs relate to specific financing and are amortized over the life of the financing to which the costs relate. See Note 6 – Long-Term Debt. The VAT receivable is reimbursed through the sale of hydrocarbons. See Note 14 – Indonesia for development plans for the Budong PSC.

At December 31, 2012, other assets included $0.2 million of long-term prepaid expenses, $3.2 million of deferred financing costs and $3.5 million of long-term VAT receivable. At December 31, 2011, other assets consisted of $0.4 million of new business development costs, $1.0 million of deferred financing costs and $3.3 million of long-term VAT receivable.

Other Assets at December 30, 2012 also includes a blocked payment of $0.7 million (2011: $0.7 million) net to our 66.667 percent interest related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). See Note 7 – Commitments and Contingencies.

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

We review our Investment in Equity Affiliates for impairment whenever events and circumstances indicate a loss in investment value is other than a temporary decline. At December 31, 2012, we reviewed our investment in Petrodelta under the terms of the share purchase agreement (see Note 6 – Dispositions, Share Purchase Agreement (“SPA”)). The SPA purchase price, subject to adjustment as described in the SPA, exceeded the carrying value of our equity investment, the dividend receivable and advances to equity affiliate. As such, we concluded that there was no impairment to our equity investment as of December 31, 2012.

There are many factors to consider when evaluating an equity investment for possible impairment. Currency devaluations, inflationary economies, and cash flow analysis are some of the factors we consider in our evaluation for possible impairment. At December 31, 2012, there were no events that would indicate that our equity investment in Petrodelta had sustained a loss in value that is other than temporary.

The SPA was terminated on February 19, 2013 and a devaluation of the Bolivar occurred on February 8, 2013. We do not believe either of these events impact our conclusion regarding the value of our equity investment at December 31, 2012.

We measure and disclose our noncontrolling interests in accordance with the provisions of ASC 810 “Consolidation”. Our noncontrolling interest relates to Vinccler’s indirectly owned 20 percent interest in Harvest Holding (see Note 1 – Organization).

Oil and Gas Properties

The major components of property and equipment at December 31 are as follows (in thousands):

	2012	2011
		(RESTATED- SEE NOTE 3)

Unproved property costs	$78,453	$59,626
Oilfield inventories	3,339	2,829
Other administrative property	2,954	3,176

Total property and equipment	84,746	65,631
Accumulated depreciation	(2,210)	(2,048)

Total property and equipment, net	$82,536	$63,583

Property and equipment are stated at cost less accumulated depletion, depreciation and amortization (“DD&A”). Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of property and equipment, net of the related accumulated DD&A, is removed and, if appropriate, gains or losses are recognized in investment earnings and other. We did not record any depletion expense in the years ended December 31, 2012, 2011, or 2010.

We follow the successful efforts method of accounting for our oil and gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that proved reserves, as that term is defined in Securities and Exchange Commission (“SEC”) regulations, have not been discovered, capitalized costs associated with the drilling of the exploratory well are charged to expense. Costs of drilling successful exploratory wells, all development wells, and related production equipment and facilities are capitalized and depleted or depreciated using the unit-of-production method as oil and gas is produced. At December 31, 2012, we expensed to dry hole costs $0.7 million related to the drilling of Karama-1 (“KD-1”) and first sidetrack, KD-1ST, on the Budong PSC and $4.9 million related to the drilling of Al Ghubar North-A (“AGN-1”) on Block 64 EPSA. At December 31, 2011, we expensed to dry hole costs $14.0 million related to the drilling of Lariang-1 (“LG-1”) on the Budong PSC, $26.0 million related to the drilling of KD-1 and KD-1ST on the Budong PSC, $6.9 million related to the drilling of Mafraq South-A (“MFS-1”) on Block 64 EPSA, and $2.8 million related to the drilling of AGN-1 on Block 64 EPSA. See Note 14 – Indonesia and Note 16 – Oman.

Leasehold acquisition costs are initially capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period. Costs of maintaining and retaining unproved leaseholds, as well as impairment of unsuccessful leases, are included in exploration expense. Impairment is based on specific identification of the lease. Costs of expired or abandoned leases are charged to exploration expense, while costs of productive leases are transferred to proved oil and gas properties.

Proved oil and gas properties are reviewed for impairment at a level for which identifiable cash flows are independent of cash flows of other assets when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future net cash flows are determined based on estimated future oil and gas sales revenues less future expenditures necessary to develop and produce the reserves. If the sum of these undiscounted estimated future net cash flows is less than the carrying amount of the property, an impairment loss is recognized for the excess of the property’s carrying amount over its estimated fair value, which is generally based on discounted future net cash flows. We did not have any proved oil and gas properties in 2012, 2011 or 2010.

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

Unproved property costs, excluding oilfield inventories, consist of (in millions):

	2012	2011
		(RESTATED- SEE NOTE 3)

Budong PSC	$5.2	$5.2
Dussafu PSC	73.3	46.4
Block 64 EPSA	—	5.1
WAB-21	—	2.9

Total unproved property costs	$78.5	$59.6

At December 31, 2012, we impaired the carrying value of Block 64 EPSA, $6.4 million, and WAB -21, $2.9 million. At December 31, 2011, we impaired the carrying value of West Bay, $3.3 million.

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the year ended December 31, 2012, depreciation expense was $0.4 million (2011: $0.5 million, 2010: $0.5 million).

Reserves

We measure and disclose our oil and gas reserves in accordance with the provisions of the SEC’s Modernization of Oil and Gas Reporting and ASC 932, “Extractive Activities – Oil and Gas” (“ASC 932”). All of our reserves are owned through our equity investment in Petrodelta. We do not have any wholly owned reserves at December 31, 2012.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the year ended December 31, 2012, we capitalized interest costs for qualifying oil and gas property additions of $3.0 million (2011: $2.3 million, 2010: $1.8 million).

Derivative Financial Instruments

Under ASC 480 “Distinguishing Liabilities from Equity”, certain of our financial instruments with anti-dilution protection features do not meet the conditions to obtain equity classification, as there are conditions which may require settlement by transferring assets, and are required to be carried as derivative liabilities, at fair value, with changes in fair value reflected in our consolidated statements of operations and comprehensive income (loss). See Note 10 – Warrant Derivative Liabilities for additional disclosures. In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.”

Fair Value Measurements

We measure and disclose our fair values in accordance with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such the Monte Carlo model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair value, our (income) loss will reflect the volatility in these estimate and assumption changes.

Inherent in the Monte Carlo valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock based on historical volatility that matched the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate to remain at zero.

As part of our overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable.

The Monte Carlo model is used on the warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. See Note 10 – Warrant Derivative Liability. This requires Level 3 inputs which are based on our estimates of the probability and timing of potential future financings and fundamental transactions. The assumptions we used are summarized in the following tables for warrants that were outstanding as of any of the balance sheet dates presented on our consolidated balance sheets:

		December 31,
		2012	2011
Significant assumptions (or ranges):
Stock price	Level 1 input	$9.07	$7.38
Term (years)		2.83	3.83
Volatility	Level 2 input	70%	70%
Risk-free rate	Level 1 input	0.33%	0.55%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability debt/equity raise	Level 3 input	80% / 20%	80% / 20%

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of December 31, 2012 and 2011. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value liabilities and their placement within the fair value hierarchy levels.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Warrant derivative liabilities	$—	$—	$5,470	$5,470

Total liabilities	$—	$—	$5,470	$5,470

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Warrant derivative liabilities	$—	$—	$4,870	$4,870

Total liabilities	$—	$—	$4,870	$4,870

We record the net change in the fair value of the derivative positions listed above in unrealized gain (loss) on warrant derivative liabilities in our consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2012, an unrealized loss of $0.6 million was recorded to reflect the change in fair value of the warrants (2011: $9.8 million unrealized gain, 2010: $0.3 million unrealized gain).

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The following table presents the estimated fair values of our fixed interest rate, long-term debt instrument (Level 3) as of December 31, 2012.

	December 31, 2012
	Carrying Value	Fair Value
	(in thousands)

11% senior unsecured notes (Level 3)	$74,839	$74,800

The fair value of our fixed interest debt instruments (Level 3) was calculated using a pricing model which incorporates transaction details such as contractual terms, maturity and, in certain instances, timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of marketplace participants.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	December 31, 2012	December 31, 2011
	(in thousands)
Financial liabilities:
Beginning balance	$4,870	$14,656
Unrealized change in fair value	600	(9,786)

Ending balance	$5,470	$4,870

During the year ended December 31, 2012, there were no transfers between Level 1, Level 2 and Level 3 liabilities.

Share-Based Compensation

We use a fair value based method of accounting for stock-based compensation. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and stock appreciation rights (“SARs”). Restricted stock and restricted stock units (“RSUs”) are measured at their intrinsic values. See Note 9 – Stock-Based Compensations and Stock Purchase Plans.

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

We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of interest expense.

We do not provide deferred income taxes on undistributed earnings of our foreign subsidiaries for possible future remittances as all such earnings are permanently reinvested as part of our ongoing business.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, which is included in ASC 350, “Intangibles – Goodwill and Other”. This update gives an entity the option first to assess qualitative factors in assessing whether an asset is impaired. ASU No. 2012-02 is effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 did not have a material impact on our consolidated financial position, results of operation or cash flows.

In January 2013, FASB issued ASU No. 2013-01, which is included in ASC 210, “Balance Sheet”, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2013-01”). This update clarifies that the scope of ASU 2011-11: “Disclosures about Offsetting Assets and Liabilities” applies only to derivatives accounted for under ASC 815 “Derivatives and Hedging”, included bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, FASB issued ASU No. 2013-02, which is included in ASC 220, “Comprehensive Income”, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU NO. 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under USGAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under USGAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under USGAAP that provide additional detail about those amounts. The amendments of ASU No. 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, FASB issued ASU No. 2013-04, which is included in ASC 405, “Liabilities”, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation with the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in USGAAP. Examples of obligations within the scope to ASU No. 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No. 2013-04 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In March 2013, FASB issued ASU No. 2013-05, which is included in ASC 830, “Foreign Currency Matters”, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). This update resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. ASU No. 2013-05 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	2012	2011	2010
		(RESTATED- SEE NOTE 3)	(RESTATED- SEE NOTE 3)

Income (loss) from continuing operations(a)	$(10,512)	$(41,656)	$10,663
Income (loss) from discontinued operations	(1,699)	97,616	3,712

Net income (loss) attributable to Harvest	$(12,211)	$55,960	$14,375

Weighted average common shares outstanding	37,424	34,117	33,541
Effect of dilutive securities	—	—	3,226

Weighted average common shares, diluted	37,424	34,117	36,767

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.28)	$(1.22)	$0.32
Income (loss) from discontinued operations	(0.05)	2.86	0.11

Basic earnings (loss) per share	$(0.33)	$1.64	$0.43

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.28)	$(1.22)	$0.29
Income (loss) from discontinued operations	(0.05)	2.86	0.10

Diluted earnings (loss) per share	$(0.33)	$1.64	$0.39

(a)	Includes net income attributable to noncontrolling interest.

The year ended December 31, 2012 per share calculations above exclude 3.9 million options and 2.4 million warrants because they were anti-dilutive. The year ended December 31, 2011 per share calculations above exclude 3.7 million options and 1.6 million warrants because they were anti-dilutive. The year ended December 31, 2010 per share calculations above exclude 2.9 million options and 1.6 million warrants because they were anti-dilutive.

Note 5 – Dispositions

Share Purchase Agreement (“SPA”)

On June 21, 2012, we announced that we and our wholly owned subsidiary HNR Energia had entered into a SPA with PT Pertamina (Persero), a state-owned limited liability company existing under the laws of Indonesia (“Buyer”) under which HNR Energia agreed to sell, indirectly through subsidiaries, all of its interests in Venezuela for a cash purchase price of $725.0 million, subject to adjustment as described in the SPA.

The closing of the transaction was subject to receipt of three approvals, in addition to satisfaction of other conditions standard in transactions of this type: (a) approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of the Bolivarian Republic of Venezuela (which indirectly owns the other 60 percent interest in Petrodelta); (b) approval by the Government of the Republic of Indonesia in its capacity as Buyer’s sole shareholder; and (c) approval by the holders of a majority of Harvest’s common stock.

After receiving notice from Buyer that Buyer’s sole shareholder, the Government of Indonesia, had decided not to approve the transaction described in the SPA, on February 19, 2013, HNR Energia exercised its right to terminate the agreement in accordance with its terms.

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

During the year ended December 31, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services, write-offs of $5.2 million of accounts and note receivable and $3.6 million of accounts payable, carry obligation related to the settlement of all outstanding claims with a private third party on the Antelope Project. The note receivable related to a prospect leasing cost financing arrangement. The note receivable plus accrued interest was approximately $3.3 million at December 31, 2011, and was secured by a portion of the production from the Bar F #1-20-3-2 in Utah.

Revenue and net loss on the disposition of the Antelope Project are shown in the table below:

	December 31,
	2012	2011	2010
		(in thousands)
Revenue applicable to discontinued operations	$—	$6,488	$10,696
Net income (loss) from discontinued operations	$(1,699)	$97,616	$3,712

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Senior notes, unsecured, with interest at 11%	$79,750	$—
Senior convertible notes, unsecured, with interest at 8.25%	—	31,535

	79,750	31,535
Discount on 11% senior unsecured notes	(4,911)	—
Less current portion	—	—

	$74,839	$31,535

On October 11, 2012, we closed the sale of $79.8 million aggregate principal amount of 11 percent senior unsecured notes due October 11, 2014. Under the terms of the notes, interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1, beginning January 1, 2013. The purchase price of the notes was paid in cash, except for approximately $10.5 million in principal amount, which was exchanged by a single purchaser in exchange for approximately $6.0 million in face value of that purchaser’s existing 8.25 percent unsecured senior convertible notes issued by Harvest in 2010. The 11 percent senior unsecured notes are general unsecured obligations, ranking equally in right of payment with all our future senior unsecured indebtedness. The senior unsecured notes are effectively subordinated to our secured indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. The net cash proceeds of the offering were approximately $63.5 million after deducting the issuance discount (approximately $2.8 million), placement fees, and other transaction costs (approximately $3.0 million).

The 11 percent senior unsecured notes were issued at a price of 96 percent of principal amount, or $3.2 million of original issue discount (“OID”). The OID is recorded as a discount on debt. Warrants to purchase up to 0.8 million share of our common stock with an exercise price of $10.00 per share were issued in connection with the 11 percent senior unsecured notes. See Note 9 – Stock-Based Compensation and Stock Purchase Plans, Common Stock Warrants. The fair value of the warrants, $2.8 million, is classified as Discount on Debt with a corresponding credit to additional paid in capital on our consolidated balance sheet at December 31, 2012. The OID is being amortized over the life of the debt. The discount on debt is amortized over the life of the debt.

If the event that a sale of assets (farm-outs are not included in the definition of a sale of assets in the indenture) for more than $5.0 million in the aggregate occurs, we are required to offer to all noteholders of our 11 percent senior unsecured notes to purchase the maximum principal amount of our 11 percent senior unsecured notes that may be purchased out of the sale proceeds at an offer price in cash in an amount equal to 105.5 percent of the principal amount plus accrued and unpaid interest, if any. In the event of a change in control or a sale of Petrodelta, the noteholders of our 11 percent senior unsecured notes have the right to require us to repurchase all or any part of the 11 percent senior unsecured notes at a repurchase price equal to 101 percent in the case of a change in control or 105.5 percent in the case of a sale of Petrodelta plus accrued interest. We assessed the prepayment requirements and concluded they qualified as an embedded derivative. We considered the probabilities of these events occurring and determined that the derivative had an immaterial value at December 31, 2012.

The indenture relating to the notes includes various additional covenants, including a covenant that we file annual reports on Form 10-K with the Securities and Exchange Commission, post the report on our web site and provide the report to the note holders within the time periods specified in the Commission’s rules and regulations. Because we did not timely file our annual report for the year ended December 31, 2012, we are in breach of this covenant. The indenture states that failure to comply with this covenant will be an event of default if the breach continues for a period of 60 days. Therefore, our failure to timely file our annual report for the year ended December 31, 2012, is not currently an event of default for purposes of the indenture, and if we are able to file our annual report within that 60-day period, there will be no event of default as a result of our late filing.

Financing costs associated with the 11 percent senior unsecured notes are being amortized over the life of the notes and are recorded in other assets. The balance for financing costs was $3.2 million at December 31, 2012.

On February 17, 2010, we closed an offering of $32.0 million in aggregate principal amount of our 8.25 percent senior convertible notes. Under the terms of the notes, interest was payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2010. The senior convertible notes matured on March 1, 2013 unless earlier redeemed, repurchased or converted. The notes were convertible into shares of our common stock at a conversion rate of 175.2234 shares of common stock per $1,000 principal amount of senior convertible notes, equivalent to a conversion price of approximately $5.71 per share of common stock. The 8.25 percent senior convertible notes were general unsecured obligations, ranking equally with all of our other unsecured senior indebtedness, if any, and senior in right of payment to any of our subordinated indebtedness, if any.

Non-cash payment of debt during the year ended December 31, 2011 was $0.5 million of senior convertible notes converted into 0.1 million share of common stock at a conversion rate of $5.71 per share. Non-cash payment of debt during the year ended December 31, 2012 was $25.5 million of the senior convertible notes exchanged for 4.6 million shares of common stock at an effective exchange price of $5.59 per share. The difference between the exchange price and the market price on the date of the transaction is recorded as debt conversion expense on our consolidated statements of operations and comprehensive income (loss). The remaining balance of the senior convertible notes, $6.0 million, was repaid by way of a non-cash exchange for approximately $10.5 million of the 11 percent senior unsecured notes, the value of which was agreed to by us and the noteholder that the noteholder would have otherwise attained had the noteholder converted the note into shares of common stock. The difference between the value of the senior convertible notes exchanged and the senior unsecured notes received is recorded as a loss on extinguishment of debt on our consolidated statements of operations and comprehensive income (loss).

Financing costs associated with the 8.25 percent senior convertible notes were amortized over the life of the notes and were recorded in other assets. In connection with the exchange of convertible notes into our common stock, we reclassified $0.6 million of deferred financing costs to additional paid in capital. Financing costs for the convertible notes were fully amortized or reclassified at December 31, 2012 (2011: $1.0 million).

On October 29, 2010, we closed a $60.0 million term loan facility with MSD Energy Investments Private II, LLC (“MSD Energy”), an affiliate of MSD Capital, L.P., as the sole lender under the term loan facility. Under the terms of the term loan facility, interest was paid on a monthly basis at the initial rate of 10 percent and had a maturity of October 28, 2012. The initial rate of interest was scheduled to increase to 15 percent on July 28, 2011, the Bridge Date. Financing costs associated with the term loan facility were being amortized over the remaining life of the loan and were recorded in other assets. See Note 9 – Stock-Based Compensation and Stock Purchase Plans – Common Stock Warrants for a discussion of the warrants that were issued in connection with the $60.0 million term loan facility.

In May 2011, we prepaid our $60 million term loan facility. The early repayment resulted in a loss on extinguishment of debt of $13.1 million (Restated). The loss on extinguishment of debt includes the write off of the discount on debt ($10.6 million), a prepayment premium of 3.5 percent of the amount outstanding ($2.1 million), and expensing of financing costs related to the term loan facility ($0.4 million).

The principal payment requirements for our long-term debt outstanding at December 31, 2012 are as follows (in thousands):

2013	$—
2014	79,750

$79,750

Note 7 – Commitments and Contingencies

We have employment contracts with five executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, excise tax reimbursement, outplacement services and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on or after May 31, 2013.

We have regional/technical offices in the United Kingdom and Singapore, and field offices in Jakarta, Indonesia; Port Gentil, Gabon; and Muscat, Oman to support field operations in those areas. At December 31, 2012, we had the following lease commitments for office space:

	Payments (in thousands) Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	After 4 Years
Office leases	$1,459	$773	$537	$149	$—

We have various contractual commitments pertaining to exploration, development and production activities. We entered the third exploration phase of the Dussafu PSC on May 28, 2012. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period. This commitment was fulfilled with the drilling of DTM-1. In January 2013, the Budong PSC partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2017. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. Also, if this exploration well is not drilled within 18 months of the date of the Government of Indonesia approval of this transaction, we will be required to pay our partner in the Budong PSC $3.2 million. See Note 14 – Indonesia. These work commitments are non-discretionary; however, we do have the ability to control the pace of expenditures.

The following related class action lawsuits were filed on the dates specified in the United States District Court, Southern District of Texas: John Phillips v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (March 22, 2013); Sang Kim v. Harvest Natural Resources, Inc., James A. Edmiston, Stephen C. Haynes, Stephen D. Chesebro’, Igor Effimoff, H. H. Hardee, Robert E. Irelan, Patrick M. Murray and J. Michael Stinson (April 3, 2013); Chris Kean v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 11, 2013); Prastitis v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 17, 2013); Alan Myers v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 22, 2013); and Edward W. Walbridge and the Edward W. Walbridge Trust v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 26, 2013). The complaints allege that the Company made certain false or misleading public statements and demand that the defendants pay unspecified damages to the class action plaintiffs based on stock price declines. On April 18, 2013, the second, third and fourth listed actions were consolidated into the Phillips case. The Company and the other named defendants intend to vigorously defend the consolidated and other listed lawsuits.

On March 25, 2013, the Securities and Exchange Commission, notified the Company that it is conducting an inquiry related to certain matters disclosed in the Company’s Form 12B-25 announcing that it would be unable to file on a timely basis its 2012 Annual Report on Form 10-K, including certain errors in the Company’s financial statements and weaknesses in the Company’s internal controls. The Company is engaged in discussions with the Commission concerning these matters.

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 (“KD-1”) drilling site. The claim asserts that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS, Indonesia’s oil and gas regulatory authority. The claimant is seeking compensation of 16 billion Indonesia Rupiah (approximately $1.7 million, $1.2 million net to our 71.61 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. On or about March 8, 2013, the operator learned that the court has ruled to dismiss the claim because the claim had not been filed against the proper parties to the claim. The claimant can appeal the dismissal once the ruling has been issued in writing.

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

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our subsidiary in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Unless that application is approved, the funds will remain in the blocked account, and we can give no assurance when, or if, OFAC will permit the funds to be released. As of May 2, 2013, our October 26, 2011 application for the return of the blocked funds remains pending with OFAC.

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

On May 4, 2012, Harvest Vinccler learned that the Political Administrative Chamber of the Supreme Court of Justice has issued a decision dismissing one of Harvest Vinccler’s claims against the Libertador Municipality. Harvest Vinccler continues to believe that it has sufficient arguments to maintain its position in accordance with the Venezuelan Constitution. Harvest Vinccler plans to present a request of Constitutional Revision to the Constitutional Chamber of the Supreme Court of Justice once it is notified officially of the decision. As of May 2, 2013, Harvest Vinccler has not received official notification of the decision. Harvest Vinccler is unable to predict the impact of this decision on the remaining outstanding municipality claims and assessments.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.

Note 8 – Taxes

Taxes on Income

The tax effects of significant items comprising our net deferred income taxes as of December 31, 2012, are as follows:

	2012		2011
	Foreign	United States And Other	Foreign	United States And Other
	(in thousands)
			(RESTATED- SEE NOTE 3)	(RESTATED- SEE NOTE 3)
Deferred tax assets:
Operating loss carryforwards	$54,231	$4,498	$45,067	$259
Restricted stock	—	222	—	229
Stock options	—	7,869	—	6,941
Deferred compensation	—	739	—	627
Alternative minimum tax credit	—	2,261	—	—
Other	—	861	—	167

Total deferred tax assets	54,231	16,450	45,067	8,223

Deferred tax liabilities:
Accrued income	(1,005)
Prepaids	—	(373)	—	(145)
Debt instrument	—	(35)	—	—
Fixed assets	—	(28)	—	(29)

Total deferred tax liabilities	(1,005)	(436)	—	(174)

Net deferred tax asset	53,226	16,014	45,067	8,049
Valuation allowance	(52,427)	(15,992)	(45,067)	(8,049)

Net deferred tax asset after valuation allowance	$799	$22	$—	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets (“DTAs”). A significant piece of objective negative evidence evaluated was the cumulative losses incurred in our foreign operating entities over the three-year period ended December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. We have therefore placed a valuation allowance (“VA”) on all of our foreign DTAs with the exception of $0.8 million related to NOL carryforwards in Venezuela which would be realized upon settlement of uncertain tax positions.

Management also reviewed the earnings history of our U.S. operations and determined that, with the exception of 2010 and 2011 when we had domestic production from our Utah assets and subsequently sold those assets, we have a history of domestic losses and are not currently involved in any domestic exploration and production activity. We have therefore placed a VA on our domestic DTAs, with the exception of $22 thousand that we expect to be realized by our UK branch.

The components of loss from continuing operations before income taxes are as follows:

	2012	2011	2010
		(in thousands)
		(RESTATED- SEE NOTE 3)	(RESTATED- SEE NOTE 3)
Loss before income taxes
United States	$(33,841)	$(30,309)	$(29,209)
Foreign	(31,626)	(69,564)	(13,933)

Total	$(65,467)	$(99,873)	$(43,142)

The provision (benefit) for income taxes on continuing operations consisted of the following at December 31:

	2012	2011	2010
		(in thousands)
		(RESTATED- SEE NOTE 3)	(RESTATED- SEE NOTE 3)
Current:
United States	$(717)	$—	$(1,210)
Foreign	929	3,693	1,042

	212	3,693	(168)
Deferred:
United States	$(22)	$—	$—
Foreign	(799)	(2,636)	(16)

	$(609)	$1,057	$(184)

A comparison of the income tax expense (benefit) on continuing operations at the federal statutory rate to our provision for income taxes is as follows:

	2012	2011	2010
		(in thousands)
		(RESTATED- SEE NOTE 3)	(RESTATED- SEE NOTE 3)
Income tax expense (benefit) from continuing operations:
Tax expense (benefit) at U.S. statutory rate	$(22,259)	$(34,955)	$(15,100)
Effect of foreign source income and rate differentials on foreign income	789	5,521	454
Change in valuation allowance	14,723	31,699	16,932
Permanent differences	1,431	—	2,440
Return to accrual and other true-ups	831	—	(4,372)
Debt exchange	2,758	—	—
Income tax refund	—	—	(1,210)
Warrant derivative	—	(1,445)	207
Liability for uncertain tax positions	799	237	—
Other	319	—	465

Total income tax expense – continuing operations	(609)	1,057	(184)

Income tax expense (benefit) from discontinued operations:
Total income tax expense (benefit) – discontinued operations	—	5,748	—

Total income tax expense (benefit)	$(609)	$6,805	$(184)

Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions.

We do not provide deferred income taxes on undistributed earnings of our foreign subsidiaries for possible future remittances as all such earnings are permanently reinvested as part of our ongoing business. Any dividends that are repatriated in the future would come out future earnings from our foreign subsidiaries. At December 31, 2012, we have the following net operating losses available for carryforward (in thousands):

United States	$12,941	Available for up to 20 years from 2012
Indonesia	49,767	Available for up to 5 years from 2011
Gabon	10,405	Available for up to 3 years from 2010
Oman	24,536	Available for up to 5 years from 2009
The Netherlands	109,442	Available for up to 9 years from 2007
Venezuela	10,079	Available for up to 3 years from 2010

If the U.S. operating loss carryforwards are ultimately realized, approximately $1.5 million will be credited to additional paid in capital for tax benefits associated with deductions for income tax purposes related to stock options and convertible debt.

Accumulated Undistributed Earnings of Foreign Subsidiaries

        As of December 31, 2012, the book-tax outside basis difference in our foreign subsidiary that has been indefinitely reinvested was approximately $331 million. No U.S. taxes have been recorded on these earnings. In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. All of our current exploration activity is outside of the U.S. We currently intend to utilize our unremitted foreign earnings to fund international projects, including the development of our properties in Gabon, Indonesia and South America.

Under ASC 740-30-25-17, no deferred tax liability must be recorded if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings or that the earnings will be remitted in a tax-free manner. Management must consider numerous factors in determining timing and amounts of possible future distribution of these earnings to the parent company and whether a U.S. deferred tax liability should be recorded for these earnings. These factors include the future operating and capital requirements of both the parent company and the subsidiaries, remittance restrictions imposed by foreign governments or financial agreements and tax consequences of the remittance, including possible application of U.S. foreign tax credits and limitations on foreign tax credits that may be imposed by the Internal Revenue Service (“IRS”) or IRS regulations.

If we were to make a distribution of our foreign earnings in the form of dividends, we would likely be subject to U.S. income taxes. Pursuant to ASC 740-30-50-2, we have estimated that the potential U.S. tax cost if we were to repatriate all of our currently unremitted foreign earnings through a dividend would be approximately $113 million based upon our foreign tax credit position in the U.S.

Accounting for Uncertainty in Income Taxes

The FASB issued ASC 740-10 (prior authoritative literature: Financial Interpretation No. [“FIN”] 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 [“FIN 48”]) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2008. Our primary income tax jurisdictions and their respective open audit years are:

Tax Jurisdiction	Open Audit Years
United States	2009 – 2012
The Netherlands	2009 – 2012
Singapore	2008 – 2012
United Kingdom	2012
Venezuela	2008 – 2012

A reconciliation of the beginning amount, and current year additions, of unrecognized tax benefits follows:

	2012	2011
	(in thousands)

Balance at beginning of year	$5,072	$—
Additions for tax positions of prior years	799	5,072

Balance at end of year	$5,871	$5,072

If the above tax benefits were recognized, the full amount would affect the effective tax rate. We have accrued interest of $0.1 million, and penalty of $0.3 million, a deduction for which has been recorded in pretax income. We believe that it is likely that $5.0 million of the uncertain tax position will be resolved within the next twelve months, and the amount of unrecognized tax benefits will significantly decrease.

Note 9 – Stock-Based Compensation and Stock Purchase Plans

Total share-based compensation expense, which includes stock options, restricted stock, stock appreciation rights (“SARs”), and restricted stock units (“RSUs”), totaled $5.2 million for the year ended December 31, 2012 (2011: $4.8 million, 2010: $5.7 million). All awards utilize the straight line method of amortization over vesting terms. RSUs and SARs can be cash settled and are accounted for as liability instruments.

The cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based awards (excess tax benefits) are classified as financing cash flows. The actual tax benefit realized from share-based awards during the year ended December 31, 2011 was $2.5 million. We did not realize tax benefits from share-based awards during the years ended December 31, 2012 or 2010.

Long Term Incentive Plans

As of December 31, 2012, we had several long term incentive plans under which stock options, restricted stock, SARs and RSUs can be granted to eligible participants including employees, non-employee directors and consultants of our Company or subsidiaries:

•

2010 Long Term Incentive Plan (“2010 Plan”) – Provides for the issuance of up to 1,700,000 shares of our common stock in satisfaction of stock options, SARs, restricted stock, RSUs and other stock-based awards. No more than 500,000 shares may be granted as restricted stock and no individual may be granted more than 1,000,000 stock options or SARs. In the event of a change in control, all outstanding stock options and SARs become immediately exercisable to the extent permitted by the plan, and any restrictions on restricted stock and RSUs lapse.

•

2006 Long Term Incentive Plan (“2006 Plan”) – Provides for the issuance of up to 1,825,000 shares of our common stock in satisfaction of stock options, SARs and restricted stock. No more than 325,000 shares may be granted as restricted stock, and no individual may be granted more than 900,000 options or SARs and not more than 175,000 share of restricted stock during any period of three consecutive calendar years. The 2006 Plan also permits the granting of performance awards to eligible employees and consultants. In the event of a change in control, all outstanding stock options and SARs become immediately exercisable to the extent permitted by the plan, and any restrictions on restricted stock lapse.

•

2004 Long Term Incentive Plan (“2004 Plan”) – Provides for the issuance of up to 1,750,000 shares of our common stock in satisfaction of stock options, SARs and restricted stock. No more than 438,000 shares may be granted as restricted stock, and no individual may be granted more than 438,000 options and not more than 110,000 share of restricted stock over the life of the plan. The 2004 Plan also permits the granting of performance awards to eligible employees and consultants. In the event of a change in control, all outstanding stock options and SARs become immediately exercisable to the extent permitted by the plan, and any restrictions on restricted stock lapse.

•

2001 Long Term Stock Incentive Plan (“2001 Plan”) – Provides for the issuance of up to 1,697,000 shares of our common stock in the form of Incentive Stock Options and Non-Qualified Stock Options. No officer may be granted more than 500,000 stock options during any one fiscal year, as adjusted for any changes in capitalization, such as stock splits. In the event of a change in control, all outstanding options become immediately exercisable to the extent permitted by the plan.

Stock Options

Stock options granted under the plans must be no less than the fair market value of our common stock on the date of grant. Stock options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. Stock options granted under the plans expire five to ten years from the date of grant. Stock options to purchase 85,006 common shares remained available for grant as of December 31, 2012 (2011: 507,298). Of the common shares available for grant as of December 31, 2012, all of these shares are also available for issuance in the form of restricted shares.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model which uses assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatility is based on historical volatilities of our stock. We do not assume any dividend yield since we do not pay dividends. The expected term of options granted is the weighted average life of stock options and represents the period of time that options are expected to be outstanding.

We also consider an estimated forfeiture rate for these stock option awards, and we recognize compensation cost only for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years. The forfeiture rate is based on historical experience.

Stock option transactions under our various stock-based employee compensation plans are presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except exercise price)
Options outstanding as of December 31, 2011	3,907	$10.19
Granted	451	5.14
Exercised	(122)	(6.26)
Cancelled	(339)	(11.45)

Options outstanding as of December 31, 2012	3,897	$9.62	2.6 years	$3,064

Options exercisable as of December 31, 2012	2,516	$10.12	2.2 years	$1,040

Of the options outstanding, 2.5 million were exercisable at weighted-average exercise price of $10.12 as of December 31, 2012 (2011: 2.2 million at $10.15; 2010: 1.8 million at $10.27).

During the year ended December 31, 2012, we awarded stock options vesting over three years to purchase 451,298 of our common shares to our employees and executive officers (2011: 498,500 stock options; 2010: 477,000 stock options).

The value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For options granted during:	2012	2011	2010

Weighted average fair value	$2.85	$5.92	$4.23
Weighted average expected life	5 years	5 years	7 years
Expected volatility(1)	67.3%	61.3%	57.6%
Risk-free interest rate	0.7%	1.8%	2.7%
Dividend yield	0%	0%	0%

(1)	Expected volatilities are based on historical volatilities of our stock.

A summary of our unvested stock option awards as of December 31, 2012, and the changes during the year then ended is presented below:

Unvested Stock Options	Outstanding	Weighted- Average Grant-Date Fair Value
	(in thousands, except fair value)
Unvested as of December 31, 2011	1,394	$5.56
Granted	451	2.86
Vested	(465)	(4.95)
Forfeited	—	—

Unvested as of December 31, 2012	1,380	4.88

The total intrinsic value of stock options exercised during the year ended December 31, 2012 was $0.3 million (2011: $1.4 million; 2010: $2.5 million). The total fair value of stock options that vested during the year ended December 31, 2012, was $1.9 million (2011: $2.7 million; 2010: $2.6 million).

As of December 31, 2012, there was $2.4 million of total future compensation cost related to unvested stock option awards that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock

Restricted stock is issued on the grant date, but cannot be sold or transferred. Restricted stock granted to directors vest one year after date of grant. Restricted stock granted to employees vest at the third year after date of grant. Vesting of the restricted stock is dependent upon the employee’s continued service to Harvest.

A summary of our restricted stock awards as of December 31, 2012, and the changes during the year then ended is presented below:

Restricted Stock	Outstanding	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2011	430,754	$8.28
Granted	2,000	5.85
Vested	(148,004)	(7.00)
Forfeited	—	—

Unvested as of December 31, 2012	284,750	8.93

During 2012, we awarded 2,000 shares of restricted stock to new hire employees as employment inducement grants under a New York Stock Exchange (“NYSE”) exception (2011: 181,050 shares to employees and directors). These awards had an aggregate fair value at their date of grant of $11,700 (2011: $2.0 million). The restricted stock is schedule to vest at the third year after date of grant for employees and one year after date of grant for directors. The value of the restricted stock that vested during the year ended December 31, 2012 was $0.8 million (2011: $3.4 million; 2010: $1.4 million). The weighted average grant date fair value of awards granted in 2011 was $11.21 and 2010 was $7.10.

As of December 31, 2012 there was $0.8 million of total future compensation cost related to unvested restricted stock awards that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.2 years.

Stock Appreciation Rights (“SARs”)

All SAR awards granted to date have been granted outside of active long-term incentive plans and are held by Harvest employees. SARs granted in 2009 vest ratably over three years beginning with the third year of grant. SARs granted in 2012 vest ratably over three years beginning in the first year of grant. Vesting of SARs is dependent upon the employee’s continued service to Harvest. SAR awards are settled either in cash or Harvest common stock if available through an equity compensation plan. For recording of compensation, we assume the SAR award will be cash-settled and record compensation expense based on the fair value of the SAR awards at the end of each period.

SAR award transactions under our employee compensation plans are presented below:

Stock Appreciation Rights	SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
SARs outstanding as of December 31, 2011	308,000	$4.60
Granted	707,202	5.12
Exercised	(83,000)	(4.60)
Cancelled	—	—

SARs outstanding as of December 31, 2012	932,202	$4.99	4.2 years	$3,800

SARs exercisable as of December 31, 2012	74,997	$4.60	3.5 years	$336

Of the SAR awards outstanding, 74,997 were exercisable at weighted-average exercise price of $4.60 as of December 31, 2012 (2011: 83,000 at $4.60; 2010: none).

During the year ended December 31, 2012, we awarded 707,202 SARs vesting over three years to our employees and executive officers (2011: none; 2010: none).

The value of each SAR award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions discussed above.

A summary of our unvested SAR awards as of December 31, 2012, and the changes during the year then ended is presented below:

Unvested Stock Appreciation Rights	Outstanding	Weighted- Average Fair Value
Unvested as of December 31, 2011	225,000	$5.93
Granted	707,202	6.23
Vested	(74,997)	(5.93)
Forfeited	—	—

Unvested as of December 31, 2012	857,205	6.18

The total intrinsic value of SAR awards exercised during the year ended December 31, 2012 was $0.3 million. No SAR awards were exercised during the years ended December 31, 2011 or 2010. The total fair value of SAR awards that vested during the year ended December 31, 2012, was $0.3 million (2011: $0.2 million; 2010: none).

As of December 31, 2012, there was $3.7 million of total future compensation cost related to unvested SAR awards that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units (“RSUs”)

All RSU awards granted to date have been granted outside of active long-term incentive plans, are held by Harvest employees and directors, and are settled either in cash or Harvest common stock if available through an equity compensation plan. RSU awards granted in 2009 vest ratably over three years beginning with the third year of grant. RSU awards granted in 2012 to employees vest at the third year after date of grant. RSU awards granted in 2012 to directors vest one year after date of grant. Vesting of the RSU awards is dependent upon the employee’s and director’s continued service to Harvest.

A summary of our RSU awards as of December 31, 2012, and the changes during the year then ended is presented below:

Restricted Stock Units	Outstanding	Weighted- Average Fair Value
Unvested as of December 31, 2011	213,000	$7.38
Granted	388,000	5.12
Vested	(70,994)	(5.68)
Forfeited	—	—

Unvested as of December 31, 2012	530,006	9.07

During 2012, we awarded 388,000 RSUs to employees (2011: none, 2010: none). These RSU awards had an aggregate fair value at their date of grant of $2.0 million (2011: none, 2010: none). The 70,994 RSU awards which vested in 2012 were settled with Harvest common stock. The value of the RSU awards that vested during the year ended December 31, 2012 was $0.4 million (2011: $0.6 million; 2010: none).

As of December 31, 2012 there was $2.7 million of total future compensation cost related to unvested RSU awards that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.0 years.

Common Stock Warrants

In connection with a $60 million term loan facility issued in November 2010, we issued (1) 1.2 million warrants exercisable at any time on or after the closing date of the term loan facility for a period of five years from the closing date on a cashless exercise basis at $15 per share until July 28, 2011, the Bridge Date, at which time the exercise price per share would be repriced to equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche A”); (2) 0.4 million warrants exercisable at any time on or after the closing date of the term loan facility for a period of five years from the closing date on a cashless exercise basis at $20 per share until the Bridge Date, at which time the exercise price per share would be repriced to equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche B”); and (3) 4.4 million warrants exercisable at any time on or after the Bridge Date for a period of five years from the Bridge Date on a cashless exercise basis at the lower of $15 per share or 120 percent of the average closing price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche C”) (“collectively “the Warrants”). Tranche C was redeemable by Harvest for $0.01 per share at any time prior to the Bridge Date in conjunction with the repayment of the loan prior to the Bridge Date.

On May 17, 2011, in connection with the payment of the term loan facility, we redeemed all of Tranche C at $0.01 per share. The cost to redeem Tranche C ($44,000) was expensed to loss on extinguishment of debt in the six months ended June 30, 2011.

On July 28, 2011, the Bridge Date, Tranche A and Tranche B were repriced to $14.78 per warrant which is the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date.

The Warrants include anti-dilution provisions which adjust the number of warrants and the exercise price per warrant based on the issuance of additional shares. The induced conversions related to the $32 million senior convertible notes triggered the anti-dilution provision which resulted in the issuance of 118,327 additional warrants in the year ended December 31, 2012 (2011: 2,007 additional warrants). In addition, the exercise price per share for all Warrants was repriced to $13.75 per warrant. The Warrants are classified as a liability on our consolidated balance sheets and marked to market. See Note 3 – Summary of Significant Accounting Policies, Restatement of Prior Period Financial Statements.

In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.”

In connection with the 11 percent senior unsecured notes issued October 11, 2012, we issued warrants to purchase up to 0.7 million share of our common stock with an exercise price of $10.00 per share. The warrants can be exercised at any time up until the three-year anniversary of the closing. The Black-Scholes option pricing model was used in pricing the warrants. The fair value of the warrants, $2.8 million, is classified as a discount on debt with a corresponding credit to additional paid in capital on our consolidated balance sheet at December 31, 2012.

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at December 31, 2012 were:

			Warrants
Date Issued	Expiration Date	Exercise Price	Issued	Outstanding
			(warrants in thousands)
November 2010	November 2015	$13.75	1,600	1,600
October 2011	November 2015	13.75	2	2
March 2012	November 2015	13.75	73	73
August 2012	November 2015	13.75	30	30
October 2012	November 2015	13.75	15	15
October 2012	October 2015	10.00	687	687

			2,407	2,407

Note 10 – Warrant Derivative Liabilities

As of December 31, 2012, warrant derivative financial instruments consisted of 1,720,334 warrants (2011: 1,602,007 warrants) issued under the warrant agreements dated November 2010 in connection with a $60 million term loan facility (see Note 9 – Stock-Based Compensation and Stock Purchase Plans, Common Stock Warrants). The fair value of the warrants as of December 31, 2012 was $3.18 per warrant (2011: $3.04 per warrant).

These warrant agreements include provisions wherein we may be required to settle the warrant agreement by transferring assets. Consequently, under ASC 480-10-25-8, these warrants must be treated as a derivative liability, bifurcated from the host instrument, and recorded at fair value at each reporting date. In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.”

All our warrant derivative contracts are recorded at fair value and are located in the balance sheet as warrant derivative liability. The following table summarizes the effect on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	December 31,
	2012	2011
	(in thousands)
Unrealized gain (loss) on warrant derivatives	$(600)	$9,786

Note 11 – Operating Segments

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Operations included under the heading “United States” include corporate management, cash management, business development and financing activities performed in the United States and other countries, which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States segment and are not allocated to other operating segments.

	2012	2011	2010
		(in thousands)
		(RESTATED- SEE NOTE 3)	(RESTATED- SEE NOTE 3)
Segment Income (Loss) Attributable to Harvest
Venezuela	$51,584	$54,974	$49,158
Indonesia	(7,984)	(47,688)	(6,265)
Gabon	(6,842)	(7,988)	(1,642)
Oman	(14,071)	(11,860)	(2,239)
United States	(33,199)	(29,094)	(28,349)

Net income (loss) from continuing operations(a)	(10,512)	(41,656)	10,663
Discontinued operations (Antelope Project)	(1,699)	97,616	3,712

Net income (loss) attributable to Harvest	$(12,211)	$55,960	$14,375

(a)	Includes net income attributable to noncontrolling interest.

	December 31,
	2012	2011
	(in thousands)
		(RESTATED- SEE NOTE 3)
Operating Segment Assets
Venezuela	$416,792	$348,802
Indonesia	10,959	14,593
Gabon	80,908	55,505
Oman	313	7,152
United States	307,703	259,856

	816,675	685,908
Intersegment eliminations	(219,838)	(178,705)

Total Assets	$596,837	$507,203

Note 12 – Venezuela

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (4.30 Bolivars per U.S. Dollar). However, during the year ended December 31, 2012, Harvest Vinccler exchanged approximately $1.5 million (2011: $1.2 million) through the Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) and received an average exchange rate of 5.16 Bolivars (2011: 5.19 Bolivars) per U.S. Dollar. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the SITME exchange rate.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At December 31, 2012, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 6.2 million Bolivars and 5.7 million Bolivars, respectively. At December 31, 2012, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 277.2 million Bolivars and 2,646.2 million Bolivars, respectively.

On February 8, 2013, the Venezuelan government published in the Official Gazette the Exchange Agreement No. 14 which establishes new exchange rates for the Bolivar/U.S. Dollar currencies that became effective February 9, 2013. The exchange rate established in the Agreement is 6.30 Bolivars per U.S. Dollar. The Exchange Agreement also announced the elimination of SITME effective February 8, 2013. All exchanges of Bolivars must now transact through the Central Bank. As a result of the February 2013 devaluation, Harvest Vinccler estimates the impact of the devaluation to be approximately $0.1 million gain on revaluation of its assets and liabilities, and Petrodelta estimates the impact of the devaluation to be approximately $54.8 million gain on revaluation of its assets and liabilities.

On May 7, 2012, the Organic Law on Employment, Male and Female Workers (“Labor Law”) was published in the Official Gazette, the official government publication where laws, decrees, resolutions, instructions, and other regulations of general interest issued by the central government of Venezuela are published in order to make those acts valid and official. The Labor Law’s purpose is to regulate the relations between workers and employers. In August 2012, the labor contract between PDVSA and the labor union was signed. The new labor contract awarded salary increases to both union and non-union labor retroactive to December 2011. The new labor contract increased the effect of the Labor Law on Petrodelta by increasing the salaries on which the Labor Law benefits are calculated. Per the actuarial study that PDVSA commissioned, the effect of the Labor Law on Petrodelta’s business was $3.8 million ($1.2 million net to our 32 percent interest) for the year ended December 31, 2012. The Labor Law had no impact to Harvest Vinccler.

Note 13 – Investment in Equity Affiliates – Petrodelta, S.A.

See Note 5 – Dispositions, Share Purchase Agreement (“SPA”).

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

When the Sales Contract was executed, Petrodelta was producing only one type of crude, Merey 16. Beginning in October 2011, the Ministry of the People’s Power for Petroleum and Mining (“MENPET”) determined that Petrodelta’s production flowing through the COMOR transfer point was a heavier type of crude, Boscan. Since Petrodelta was producing only Merey 16 when the Sales Contract was executed, the Boscan gravity and sulphur correction factors and crude pricing formula are not included in the Sales Contract. However, under the Sales Contract, PPSA is obligated to receive all of Petrodelta’s production. All production deliveries for all of Petrodelta’s fields have been certified by MENPET and acknowledged by PPSA. All pricing factors to be used in the Merey 16 and Boscan pricing formulas have been provided by and certified by MENPET to Petrodelta.

Since the Sales Contract provides for only one crude pricing formula, the Sales Contract had to be amended to include the Boscan pricing formula to allow Petrodelta to invoice PPSA for El Salto crude oil deliveries. From October 1, 2011 through June 30, 2012, Petrodelta used the Boscan pricing formula as published in the Official Gazette on January 11, 2007 to record revenue from El Salto deliveries. Petrodelta subsequently received from PDVSA Trade and Supply a draft amendment to the Sales Contract. The pricing formula in the draft amendment was used to record revenue for El Salto field deliveries from July 1, 2012 through December 31, 2012, and revenue for El Salto deliveries for October 1, 2011 through June 30, 2012 was revised to reflect the pricing formula in the draft amendment. The only item included in the draft amendment is the Boscan pricing formula to be used in invoicing El Salto crude oil deliveries. All other terms and conditions of the Sales Contract remain in force. On January 28, 2013, Petrodelta’s board of directors endorsed the amendment to the Sales Contract. The amendment has to be approved by CVP’s board of directors and HNR Finance’s board of directors. Once these approvals are received, the amendment to the Sales Contract will be executed and PPSA will be invoiced for the deliveries.

At December 31, 2012, El Salto deliveries, net of royalties, covering the delivery months of October 2011 through December 2012 totaled approximately 4.0 MBls (1.3 MBls net to our 32 percent interest). The draft amendment to the Sales Contract pricing formula for Boscan based upon the deliveries and factors certified by MENPET, results in revenue for these deliveries of $352.7 million ($112.9 million net to our 32 percent interest). As of December 31, 2012, these deliveries for El Salto remain uninvoiced to PPSA.

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

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta, and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the year ended December 31, 2012, Harvest Vinccler advanced to Petrodelta $0.5 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advance. Petrodelta and Petrodelta’s board have not indicated that the advances are not payable, nor that they will not be paid. At December 31, 2012, we reclassified $2.1 million of the Advances to Affiliate to a long-term receivable due to slow payment and age of the advances. During the year ended December 31, 2011, we advanced Petrodelta $0.8 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advances. Although payment is slow and the balance is increasing, payments continue to be received.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). Windfall Profits Tax is deductible for Venezuelan income tax purposes. In February 2013, the Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax. The amended Windfall Profits Tax establishes new levels for contribution of extraordinary prices (under $80 per barrel) and exorbitant prices (over $100 per barrel), and levels in-between, to the Venezuelan government. During the year ended December 31, 2012, Petrodelta recorded $291.4 million for Windfall Profits Tax (2011: $237.6 million).

One section of the Windfall Profits Tax states that royalties paid to Venezuela are capped at $70 per barrel, but the cap on royalties has not been defined as being applicable to in-cash, in-kind, or both. Per instructions received from PDVSA, Petrodelta reports royalties, whether paid in-cash or in-kind, at $70 per barrel (royalty barrels x $70). The difference between the $70 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. For the year ended December 31, 2012, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $113.7 million ($36.4 million net to our 32 percent interest) (2011: $85.0 million [$27.2 million net to our 32 percent interest]).

Per our interpretation of the Windfall Profits Tax, the $70 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. We have applied the $70 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind for the year months ended December 31, 2012. With assistance from Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $70 cap to the 3.33 percent royalty paid in cash for the year ended December 31, 2012. For the year ended December 31, 2012, net oil sales (oil sales less royalties) are slightly higher, $11.4 million ($3.6 million net to our 32 percent interest) (2011: $8.5 million [$2.7 net to our 32 percent interest]) under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels. We have reported revenues and royalties for Petrodelta under this method.

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, as of May 2, 2012, this dividend has not been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has never indicated that the dividend is not payable, nor that it will not be paid. The dividend receivable is classified as a long-term receivable at December 31, 2012 due to the uncertainty in the timing of payment. There is uncertainty with respect to the timing of the receipt of this dividend and whether future dividends will be declared or paid. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected or facts and circumstances surrounding our investment change, our results of operations and investment in Petrodelta could be adversely impacted.

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, in March 2012, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. For the year ended December 31, 2012, this method of calculation overstates the liability for the Sports Law contribution by $2.5 million ($0.8 million net to our 32 percent interest). We have adjusted for the overaccrual of the Sports Law in the December 31, 2012 Net Income from Equity Affiliate.

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

All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information has been presented below at December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Revenues:
Oil sales	$1,263,264	$1,122,191	$604,173
Gas sales	3,350	3,497	3,398
Royalty	(423,069)	(374,135)	(204,688)

	843,545	751,553	402,883

Expenses:
Operating expenses	121,023	77,236	44,749
Workovers	17,302	28,508	8,910
Depletion, depreciation and amortization	86,004	58,376	40,429
General and administrative	31,753	11,297	15,508
Windfall profits tax	291,355	237,632	14,116

	547,437	413,049	123,712

Income from Operations	296,108	338,504	279,171
Gain on exchange rate	—	—	84,448
Investment earnings and other	13	610	3,179
Interest expense	(7,017)	(10,699)	(26,767)

Income before Income Tax	289,104	328,415	340,031

Current income tax expense	127,080	190,577	189,780
Deferred income tax expense (benefit)	76,030	(94,622)	72,568

Net Income	85,994	232,460	77,683
Adjustment to reconcile to reported Net Income from Equity Affiliate:
Deferred income tax expense (benefit)	(78,968)	49,545	(92,195)
Sports law over accrual	(2,536)	—	—

Net Income Equity Affiliate	167,498	182,915	169,878
Equity interest in equity affiliate	40%	40%	40%

Income before amortization of excess basis in equity affiliate	66,999	73,166	67,951
Amortization of excess basis in equity affiliate	(2,143)	(1,863)	(1,414)
Conform depletion expense to USGAAP	2,913	763	(246)

Net income from equity affiliate	$67,769	$72,066	$66,291

	December 31, 2012	December 31, 2011
	(in thousands)
Current assets	$1,425,115	$979,868
Property and equipment	538,351	409,941
Other assets	70,468	146,499
Current liabilities	1,180,559	808,955
Other liabilities	93,101	53,073
Net equity	760,274	674,280

Fusion Geophysical, LLC (“Fusion”)

On January 28, 2011, Fusion Geophysical, LLC’s (“Fusion”) 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. We received $1.4 million for our equity investment.

At December 31, 2009, we fully impaired the carrying value of our equity investment in Fusion. Accordingly, we did not record net losses incurred by Fusion in the year ended December 31, 2011 of $0.2 million ($0.1 million net to our 49 percent interest) or (2010: $2.4 million [$1.2 million net to our 49 percent interest]) as doing so would have caused our equity investment to go into a negative position.

Note 14 – Indonesia

In 2007, we entered into a Farmout Agreement to acquire a 47 percent interest in the Budong PSC located mostly onshore West Sulawesi, Indonesia. In April 2008, the Government of Indonesia approved the assignment to us of the 47 percent interest in the Budong PSC. Our partner is the operator through the exploration phase as required by the terms of the Budong PSC, and we have an option to become operator, if approved by the Government of Indonesia and SKK Migas in any subsequent development and production phase.

We acquired our original 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program up to a cap of $17.2 million, including the acquisition of 2-D seismic and drilling of the first two exploration wells under a Farmout Agreement with our partner in the Budong PSC. Prior to drilling the first exploration well, our partner had a one-time option to increase the level of the carried interest to a maximum of $20.0 million. On September 15, 2010, our partner exercised their option to increase the carry obligation by $2.7 million to a total of $19.9 million. The additional carry increased our ownership by 7.4 percent to 54.4 percent. On March 3, 2011, the Government of Indonesia approved this change in ownership interest.

On January 5, 2011, we exercised our first refusal right to a proposed transfer of interest by the operator to a third party, which allowed us to acquire an additional 10 percent ownership in the Budong PSC at a cost of $3.7 million payable ten business days after completion of the first exploration well. The $3.7 million was paid on April 18, 2011. Closing of this acquisition increased our participating ownership interest in the Budong PSC to 64.4 percent with our cost sharing interest becoming 64.51 percent until first commercial production. On August 11, 2011, the Government of Indonesia approved this change in ownership interest.

The initial exploration term of the Budong PSC was due to expire on January 15, 2013. In September 2012, the operator of the Budong PSC, on behalf of us and the other co-venturer, submitted a request to BPMIGAS under the terms of the Budong PSC for a four-year extension of the initial six-year exploration term of the Budong PSC. In January 2013, we received written approval from SKK Migas of the four-year extension of the initial six-year exploration term.

In November 2012, the Indonesia constitutional court declared BPMIGAS, Indonesia’s oil and gas regulatory authority, to be unconstitutional. In January 2013, SKK Migas, the Special Task Force for oil and gas upstream sector, was formed to replace BPMIGAS.

In December 2012, we signed a farmout agreement with the operator of the Budong PSC to acquire an additional 7.1 percent participating interest and to become operator of the Budong PSC. We assumed the role of interim operator effective January 16, 2013. Closing of this acquisition will increase our participating ownership interest in the Budong PSC to 71.5 percent with our cost sharing interest becoming 72 percent until first commercial production. The consideration for this transaction is that we will fund 100 percent of the costs of the first exploration well of the four-year extension to the Budong PSC. If the exploration well is not drilled within 18 months of the date of approval from the Government of Indonesia of this transaction, our partner has the right to give notice that the consideration be paid in cash, or $3.2 million. The acquisition of the additional participating interest and the transfer of operatorship are dependent on approval by the Government of Indonesia.

We have satisfied all work commitments for the current exploration phase of the Budong PSC. However, the extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC.

During the initial exploration period, the Budong PSC covered 1.35 million acres. The Budong PSC includes a ten-year exploration period and a 20-year development phase. Pursuant to the terms of the Budong PSC, at the end of the first three-year exploration phase, 45 percent of the original area was to be relinquished to SKK Migas. In January 2010, 35 percent of the original area was relinquished and ten percent of the required relinquishment was deferred until 2011. In January 2011, the deferred ten percent of the original total contract area was relinquished to SKK Migas. The Budong PSC currently covers 0.75 million acres. However, pursuant to the request for extension of the initial exploration term, the contract area held by the Budong PSC at the beginning of the extension period should be reduced, per the terms of the Budong PSC, from the current 55 percent to 20 percent of the original contract area. If the full amount of the required relinquishment is required, 0.3 million acres would remain in the Budong PSC contract area. In January 2013, our partner, on our behalf, submitted a relinquishment proposal of 10 percent to SKK Migas. The retained area will contain all the areas of geological interest to the Budong PSC partners.

Operational activities during 2012 focused on a review of geological and geophysical data obtained from the drilling of LG-1 and KD-1 wells to upgrade the prospectivity of the block and to define a prospect for potential drilling in 2013. We have completed remapping of both the Lariang and Karama Basins with eight leads in the Lariang Basin and five leads in the Karama Basin having been identified. The identification of these leads is the basis for the four-year extension request of the first six-year exploration term.

The Budong PSC represents $5.3 million of unproved oil and gas properties on our December 31, 2012 balance sheet (2011: $5.3 million).

Note 15 – Gabon

We are the operator of the Dussafu PSC with a 66.667 percent ownership interest. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC covers an area of 680,000 acres with water depths up to 1,650 feet.

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The Direction Generale Des Hydrocarbures (“DGH”) agreed to lengthen the third exploration phase to four years until May 27, 2016. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period. This commitment was fulfilled with the drilling of DTM-1.

Operational activities during the year ended December 31, 2012 included completion of the processing of 545 square kilometers of seismic which was acquired in the fourth quarter of 2011 and well planning. The 3-D Pre-Stack Time Migration (“PSTM”) was completed in July 2012.

Well planning progressed to drill an exploration well in the fourth quarter of 2012 on the Tortue prospect. DTM-1 well was spud November 19, 2012. DTM-1 was drilled with the Scarabeo 3 semi-submersible drilling unit. On January 4, 2013, we announced that DTM-1 had reached the Dental Formation and discovered oil in both the Gamba and Dentale formations. Additional technical evaluation is on-going and is expected to take several months.

See Note 7 – Commitments and Contingencies for a discussion of legal matters related to our Gabon operations.

The Dussafu PSC represents $76.4 million of unproved oil and gas properties on our December 31, 2012 balance sheet (2011: $48.9 million).

Note 16 – Oman

In 2009, we signed an EPSA with Oman for Block 64 EPSA. We have an 80 percent working interest and our partner, Oman Oil Company, has a 20 percent carried interest in Block 64 EPSA during the initial period. Block 64 EPSA was a block designated for exploration and production of non-associated gas and condensate, which the Oman Ministry of Oil and Gas carved out of the Block 6 Concession operated by Petroleum Development of Oman (“PDO”). PDO has continued to produce oil from several shallow oil fields within Block 64 EPSA area.

All work commitments for the First Phase exploration period on Block 64 EPSA have been completed. Operational activities during 2012 include post well evaluation and review of geological and geophysical data obtained from the drilling of the MFS-1and AGN-1 wells. On March 12, 2013, we elected to not request an extension of the First Phase or enter the Second Phase of Block 64 EPSA and Block 64 will be relinquished effective June 30, 2013. The carrying value of Block 64 EPSA of $6.4 million was written off to impairment expense at December 31, 2012. During the first half of 2013, we will terminate operations and close the field office.

Block 64 EPSA represented $5.3 million of unproved oil and gas properties on our December 31, 2011 balance sheet.

Note 17 – China

In December 1996, we acquired a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a border dispute between China and Socialist Republic of Vietnam (“Vietnam”). Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2013. The Joint Management Committee has approved an extension of the license until May 31, 2015. We are meeting with CNOOC in April 2013 to discuss the ratification of the extension. Regular meetings are held with CNOOC with contingent work programs being planned and annual budgets being set. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist. Even though there continues to be increasing activity on the Vietnamese blocks which we believe confirms our view of WAB-21’s prospectivity, we impaired the carrying value of WAB-21 of $2.9 million at December 31, 2012 due to our continued inability to pursue an exploration program. However, we continue to seek permission to acquire regional 2-D seismic and localized 3-D seismic.

WAB-21 represented $2.9 million of unproved oil and gas properties on our December 31, 2011 balance sheet.

Note 18 – Related Party Transactions

Dividends declared and paid by Petrodelta are paid to HNR Finance. HNR Finance must declare a dividend in order for the partners, Harvest and Vinccler, to receive their respective shares of Petrodelta’s dividend. Between 2008 and 2010, Petrodelta declared three dividends, totaling $105.5 million, which have been received by HNR Finance and one dividend, totaling $12.2 million, which has not yet been received by HNR Finance. HNR Finance declared a dividend in 2008 in the amount of $72.5 million. HNR Finance has not declared a dividend for the remaining $33.0 million. At December 31, 2012, Vinccler’s share of the undistributed dividends is $9.0 million.

Note 19 – Subsequent Events

On February 20, 2013, we announced that the SPA had been termination as a result of the Government of Indonesia voting not to approve the transaction. See Note 5 – Dispositions, Share Purchase Agreement (“SPA”).

On March 25, 2013, SKK Migas approved the transfer of operatorship of the Budong PSC to us.

On April 9, 2013, the Government of Indonesia approved the acquisition of the additional 7.1 percent participating interest in the Budong PSC.

We conducted our subsequent events review up through the date of the issuance of this Annual Report on Form 10-K.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
	RESTATED	RESTATED	RESTATED
Year ended December 31, 2012
Expenses	$(13,428)	$(8,412)	$(7,039)	$(22,638)
Non-operating loss	(2,291)	(3,090)	(1,736)	(6,833)

Loss from continuing operations before income taxes	(15,719)	(11,502)	(8,775)	(29,471)
Income tax expense (benefit)	(1,220)	(1,022)	1,723	(90)

Loss from continuing operations	(14,499)	(10,480)	(10,498)	(29,381)
Net income from equity affiliate	16,896	22,829	20,299	7,745

Net income (loss) from continuing operations	2,397	12,349	9,801	(21,636)
Loss from discontinued operations	(115)	(1,584)	—	—

Net income (loss)	2,282	10,765	9,801	(21,636)
Less: Net income attributable to noncontrolling interest	3,322	4,540	4,050	1,511

Net income (loss) attributable to Harvest	$(1,040)	$6,225	$5,751	$(23,147)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$(0.03)	$0.21	$0.15	$(0.59)
Discontinued operations	$—	$(0.04)	$—	$—
Net income (loss) attributable to Harvest	$(0.03)	$0.17	$0.15	$(0.59)
Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$(0.03)	$0.19	$0.15	$(0.59)
Discontinued operations	$—	$(0.04)	$—	$—
Net income (loss) attributable to Harvest	$(0.03)	$0.15	$0.15	$(0.59)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
	RESTATED	RESTATED	RESTATED	RESTATED
Year ended December 31, 2011
Expenses	$(8,098)	$(11,943)	$(7,352)	$(61,119)
Non-operating loss	(6,366)	(8,294)	3,250	49

Loss from continuing operations before income taxes	(14,464)	(20,237)	(4,102)	(61,070)
Income tax expense	459	260	214	124

Loss from continuing operations	(14,923)	(20,497)	(4,316)	(61,194)
Net income from equity affiliates	18,456	18,284	18,476	18,235

Net income (loss) from continuing operations	3,533	(2,213)	14,160	(42,959)
Income (loss) from discontinued operations	(3,266)	98,665	36	2,181

Net income (loss)	267	96,452	14,196	(40,778)
Less: Net income attributable to noncontrolling interest	3,419	3,639	3,592	3,527

Net income (loss) attributable to Harvest	$(3,152)	$92,813	$10,604	$(44,305)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$—	$(0.17)	$0.31	$(1.36)
Discontinued operations	$(0.10)	$2.90	$—	$0.06
Net income (loss) attributable to Harvest	$(0.10)	$2.73	$0.31	$(1.30)
Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$—	$(0.17)	$0.28	$(1.36)
Discontinued operations	$(0.10)	$2.90	$—	$0.06
Net income (loss) attributable to Harvest	$(0.10)	$2.73	$0.28	$(1.30)

As noted above, the amounts per quarter were restated. Presented below are restated quarterly financial statements for each of the three quarters of 2012 and all quarters of 2011.

During 2012, we identified accounting errors subsequent to filing our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. As discussed in Note 3, in the course of management’s ongoing review and analysis and management’s review of the design and operating effectiveness of internal control over financial reporting, we concluded that there were errors in previously filed financial statements. In the course of our review, management determined that (a) certain warrants issued in 2010 in connection with our $60 million term loan facility (the “Warrants”) were improperly valued at inception and improperly classified as equity instruments rather than liability instruments. As a result of the improper classification of the Warrants, (b) the debt discount and associated interest expense related to the amortization of the debt discount was understated for all periods in which the associated debt was outstanding, and (c) the consolidated statement of operations and comprehensive income (loss) for each reporting period was misstated by the omission of the changes in fair value of the Warrants as a liability instrument. Additionally, (d) certain exploration overhead was incorrectly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed, and (e) certain leasehold maintenance and other costs were improperly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed. Finally, (f) advances to equity affiliate were improperly classified as an operating activity rather than an investing activity and (g) certain costs were improperly classified as an investing activity rather than an operating activity on the consolidated statement of cash flows. As a result of the errors related to the Warrants described above, loss on extinguishment of debt was understated for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. Additionally, an error was identified in the calculation of earnings (loss) per diluted share for the three and six months ended June 30, 2011, and an additional error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity for the quarters ended March 31, 2012 and September 30, 2012.

We have restated our segment footnote information to reflect the applicable errors stated above and (a) reclassify noncontrolling interest from United States segment to Venezuela segment, (b) eliminate intrasegment receivables erroneously reported gross of related intrasegment payable, and (c) eliminate intrasegment revenue erroneously reported gross of related intrasegment expense. Such errors impacted the quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, and September 30, 2012.

In assessing the severity of the corrections, management determined that the errors were material to the consolidated financial statements as of and for the quarters ended March 31, 2011 June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. In addition to the errors described above, we have also made corrections for previously identified immaterial errors and errors affecting classification within the consolidated statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated balance sheets related to income taxes. Management concluded that we should restate our financial statements included in our Quarterly Report on Form 10-Q for the periods ending March 31, 2012, June 30, 2012, and September 30, 2012, and recommended that the Audit Committee authorize such restatement.

Set forth below is a summary of the nature of the errors. Correction explanations are provided following each of the financial statements affected.

	For the Quarters Ended
	March 31 2012	June 30 2012	September 30 2012
	(amounts in thousands, except per share data)
Exploration expense	$(492)	$(430)	$(378)
Unrealized gain (loss) on warrant derivative	432	(1,641)	249
Interest expense	302	—	—
Debt conversion expense	—	—	12
Income tax (expense) benefit	—	596	(597)
Net income from equity affiliate	138	168	67
Loss from discontinued operations	—	(595)	595
Non controlling interest	(28)	(33)	(14)

Net income attributable to Harvest	$352	$(1,935)	$(66)

Basic earnings (loss) per share	$0.01	$(0.05)	$—
Diluted earnings (loss) per share	$0.01	$(0.05)	$—

	For the Quarters Ended
	March 31 2011	June 30 2011	September 30 2011	December 31 2011
	(amounts in thousands, except per share data)
Exploration expense	$(110)	$3,210	$(1,375)	$(600)
Impairment expense	—	(3,335)	—	—
Unrealized gain (loss) on warrant derivative	(2,516)	7,060	4,256	986
Interest expense	(1,341)	(482)	—	—
Loss on early extinguishment of debt	—	(3,450)	—	—
Income tax (expense) benefit	(237)	—	12	(12)
Net income from equity affiliate	(38)	38	—	—
Non controlling interest	8	(8)	—	—

Net income attributable to Harvest	$(4,234)	$3,033	$2,893	$374

Basic earnings (loss) per share	$(0.13)	$0.09	$0.08	$0.01
Diluted earnings (loss) per share	$(0.12)	$0.50	$0.08	$0.01

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share data)

	At September 30, 2012		At June 30, 2012		At March 31, 2012
	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,419	$20,419	$28,746	$28,746	$33,552	$33,552
Restricted cash	—	—	—	—	1,200	1,200
Accounts and notes receivable, net
Dividend receivable	—	—	12,200	12,200	12,200	12,200
Joint interest and other	3,411	3,411	6,315	6,315	12,740	12,740
Notes receivable	—	—	—	—	3,335	3,335
Advances to and receivable from equity affiliate	2,690	2,690	2,538	2,538	2,384	2,384
Deferred income tax(g)	2,628	—	2,628	—	2,628	—
Prepaid expenses and other	2,435	2,435	1,692	1,692	1,261	1,261

TOTAL CURRENT ASSETS	31,583	28,955	54,119	51,491	69,300	66,672
OTHER ASSETS	5,730	5,730	5,555	5,555	5,186	5,186
LONG-TERM RECEIVABLE, EQUITY AFFILIATE	12,200	12,200	—	—	—	—
INVESTMENT IN EQUITY AFFILIATE(a)	404,705	405,078	384,473	384,779	361,812	361,950
PROPERTY AND EQUIPMENT:
Oil and gas properties(b)	72,181	67,446	70,292	66,017	67,784	63,939
Other administrative property, net	883	883	934	934	1,027	1,027

Net property and equipment	73,064	68,329	71,226	66,951	68,811	64,966

TOTAL ASSETS	$527,282	$520,292	$515,373	$508,776	$505,109	$498,774

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$952	$952	$1,044	$1,044	$2,548	$2,548
Accounts payable-carry obligation	—	—	—	—	3,596	3,596
Accrued expense(f)	9,164	8,896	8,896	8,896	8,177	8,177
Accrued interest payable(h)	679	283	1,008	612	653	257
Other current liabilities(g)	4,835	2,632	4,835	2,632	4,835	2,632
Income taxes payable(c)	1,579	1,551	1,251	1,221	979	950
Current portion – long term debt	9,000	9,000	15,551	15,551	15,551	15,551

TOTAL CURRENT LIABILITIES	26,209	23,314	32,585	29,956	36,339	33,711
OTHER LIABILITIES	1,054	1,054	956	956	949	949
WARRANT DERIVATIVE LIABILITY(d)	—	5,830	—	6,079	—	4,438
COMMITMENTS AND CONTINGENCIES
EQUITY
STOCKHOLDERS’ EQUITY
Common stock	452	452	438	438	437	437
Additional paid-in capital(e)	264,329	255,672	256,009	247,178	254,625	245,794
Retained earnings	205,868	204,525	200,051	198,774	191,891	192,549
Treasury stock	(66,145)	(66,145)	(66,145)	(66,145)	(66,104)	(66,104)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	404,504	394,504	390,353	380,245	380,849	372,676
NONCONTROLLING INTEREST(a)	95,515	95,590	91,479	91,540	86,972	87,000

TOTAL EQUITY	500,019	490,094	481,832	471,785	467,821	459,676

TOTAL LIABILITIES AND EQUITY	$527,282	$520,292	$515,373	$508,776	$505,109	$498,774

“As Previously Reported” reflects balances reported in the March 31, 2012, June 30, 2012 and September 30, 2012 Quarterly Report on Form 10-Q. “As Restated” reflects the final restated balances.

2012 Consolidated Balance Sheet Corrections:

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Income tax effect of the adjustments and income taxes improperly classified as interest payable in 2011.
(d)	Represents the fair value of the Warrants at the reporting date.
(e)	For the three months ended March 31, 2012 and six months ended June 30, 2012, the adjustment to additional paid-in capital relates to (a) the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the for the reversal of the original fair value of certain Warrants that did not qualify for equity classification and (b) deferred financing costs of $439 thousand that were erroneously expensed rather than capitalized to additional paid-in capital. For the nine months ended September 30, 2012, the adjustment to additional paid-in capital relates to (a) the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the for the reversal of the original fair value of certain Warrants that did not qualify for equity classification and (b) deferred financing costs of $265 thousand that were erroneously expensed rather than capitalized to additional paid-in capital.
(f)	Relates to the improper expensing of costs associated with debt conversion.
(g)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(h)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2012			Six Months Ended June 30, 2012			Three Months Ended March 31, 2012
	As Previously		As	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Expenses:
Depreciation and amortization	$316	$—	$316	$210	$—	$210	$105	$—	$105
Exploration expense(a)	4,200	1,300	5,500	2,725	922	3,647	1,443	492	1,935
Dry hole costs	5,617	—	5,617	5,617	—	5,617	5,546	—	5,546
General and administrative	17,446	—	17,446	12,366	—	12,366	5,842	—	5,842

	27,579	1,300	28,879	20,918	922	21,840	12,936	492	13,428

Loss From Operations	(27,579)	(1,300)	(28,879)	(20,918)	(922)	(21,840)	(12,936)	(492)	(13,428)
Other Non-Operation Income (Expense)
Investment earnings and other	231	—	231	149	—	149	69	—	69
Unrealized gain (loss) on warrant derivative(b)	—	(960)	(960)	—	(1,209)	(1,209)	—	432	432
Interest expense(c)	(447)	302	(145)	(428)	302	(126)	(394)	302	(92)
Debt conversion expense(d)	(3,360)	12	(3,348)	(2,402)	—	(2,402)	(2,422)	—	(2,422)
Other non-operating expense	(2,801)	—	(2,801)	(1,723)	—	(1,723)	(256)	—	(256)
Loss on exchange rates	(94)	—	(94)	(70)	—	(70)	(22)	—	(22)

	(6,471)	(646)	(7,117)	(4,474)	(907)	(5,381)	(3,025)	734	(2,291)
Income (Loss) From Continuing Operations Before Income Taxes	(34,050)	(1,946)	(35,996)	(25,392)	(1,829)	(27,221)	(15,961)	242	(15,719)
Income Tax Expense (Benefit)(f)	(520)	1	(519)	(1,646)	(596)	(2,242)	(1,220)	—	(1,220)

Income (Loss) From Continuing Operations	(33,530)	(1,947)	(35,477)	(23,746)	(1,233)	(24,979)	(14,741)	242	(14,499)
Net Income From Equity Affiliate(e)	59,651	373	60,024	39,419	306	39,725	16,758	138	16,896

Net Income (Loss) From Continuing Operations	26,121	(1,574)	24,547	15,673	(927)	14,746	2,017	380	2,397
Discontinued Operations
Loss from discontinued operations	(1,699)	—	(1,699)	(1,699)	—	(1,699)	(115)	—	(115)
Income tax (expense) benefit(g)	—	—	—	595	(595)	—	—	—	—

Loss from discontinued operations	(1,699)	—	(1,699)	(1,104)	(595)	(1,699)	(115)	—	(115)

Net Income (Loss)	24,422	(1,574)	22,848	14,569	(1,522)	13,047	1,902	380	2,282
Less: Net Income (Loss) Attributable To Non-Controlling Interest(e)	11,837	75	11,912	7,801	61	7,862	3,294	28	3,322

Net Income (Loss) Attributable to Harvest	$12,585	$(1,649)	$10,936	$6,768	$(1,583)	$5,185	$(1,392)	$352	$(1,040)

Net Loss Attributable to Harvest Per Common Share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$0.39	$(0.04)	$0.35	$0.22	$(0.03)	$0.19	$(0.04)	$0.01	$(0.03)
Discontinued operations	(0.05)	—	(0.05)	(0.03)	(0.02)	(0.05)	—	—	—

Net income (loss) attributable to Harvest	$0.34	$(0.04)	$0.30	$0.19	$(0.05)	$0.14	$(0.04)	$0.01	$(0.03)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.39	$(0.04)	$0.35	$0.21	$(0.03)	$0.18	$(0.04)	$0.01	$(0.03)
Discontinued operations	(0.05)	—	(0.05)	(0.03)	(0.01)	(0.04)	—	—	—

Net income (loss) attributable to Harvest	$0.34	$(0.04)	$0.30	$0.18	$(0.04)	$0.14	$(0.04)	$0.01	$(0.03)

Comprehensive Income (Loss)	$12,585	$(1,649)	$10,936	$6,768	$(1,583)	$5,185	$(1,392)	$352	$(1,040)

“As Previously Reported” reflects balances reported in the March 31, 2012, June 30, 2012 and September 30, 2012 Quarterly Report on Form 10-Q. “As Restated” reflects the final restated balances.

YTD 2012 Consolidated Statements of Operations and Comprehensive Income (Loss) Corrections:

(a)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(b)	Represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(c)	Relates to the improper expensing of accrued interest associated with debt conversions.
(d)	Relates to the improper expensing of costs associated with debt conversions.
(e)	Represents a previously identified immaterial error.
(f)	Income tax effects of adjustments.
(g)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended September 30, 2012			Three Months Ended June 30, 2012
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Expenses
Depreciation and amortization	$106	$—	$106	$105	$—	$105
Exploration expense(a)	1,475	378	1,853	1,282	430	1,712
Dry hole costs	—	—	—	71	—	71
General and administrative	5,080	—	5,080	6,524	—	6,524

	6,661	378	7,039	7,982	430	8,412
Loss From Operations	(6,661)	(378)	(7,039)	(7,982)	(430)	(8,412)
Other Non-Operation Income (Expense)
Investment earnings and other	82	—	82	80	—	80
Unrealized gain (loss) on warrant derivative(b)	—	249	249	—	(1,641)	(1,641)
Interest expense	(19)	—	(19)	(34)	—	(34)
Debt conversion expense(c)	(958)	12	(946)	20	—	20
Other non-operating expense	(1,078)	—	(1,078)	(1,467)	—	(1,467)
Loss on exchange rates	(24)	—	(24)	(48)	—	(48)

	(1,997)	261	(1,736)	(1,449)	(1,641)	(3,090)

Loss From Companies Continuing Operations Before Income Taxes	(8,658)	(117)	(8,775)	(9,431)	(2,071)	(11,502)
Income Tax Expense (Benefit)(d)	1,126	597	1,723	(426)	(596)	(1,022)

Loss From Companies Continuing Operations	(9,784)	(714)	(10,498)	(9,005)	(1,475)	(10,480)
Net Income (Loss) From Equity Affiliate(e)	20,232	67	20,299	22,661	168	22,829

Net Income (Loss) From Continuing Operations	10,448	(647)	9,801	13,656	(1,307)	12,349
Discontinued Operations
Loss from discontinued operations	—	—	—	(1,584)	—	(1,584)
Income tax (expense) benefit(f)	(595)	595	—	595	(595)	—

Loss from discontinued operations	(595)	595	—	(989)	(595)	(1,584)

Net Income (Loss)	9,853	(52)	9,801	12,667	(1,902)	10,765
Less: Net Income (Loss) Attributable to Noncontrolling Interest(e)	4,036	14	4,050	4,507	33	4,540

Net Income (Loss) Attributable to Harvest	$5,817	$(66)	$5,751	$8,160	$(1,935)	$6,225

Net Loss Attributable to Harvest Per Common Share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$0.17	$(0.02)	$0.15	$0.25	$(0.04)	$0.21
Discontinued operations	(0.02)	0.02	—	(0.03)	(0.01)	(0.04)

Net income (loss) attributable to Harvest	$0.15	$—	$0.15	$0.22	$(0.05)	$0.17

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.17	$(0.02)	$0.15	$0.22	$(0.03)	$0.19
Discontinued operations	(0.02)	0.02	—	(0.02)	(0.02)	(0.04)

Net income (loss) attributable to Harvest	$0.15	$—	$0.15	$0.20	$(0.05)	$0.15

Comprehensive Income (Loss)	$5,817	$(66)	$5,751	$8,160	$(1,935)	$6,225

“As Previously Reported” reflects balances reported in the June 30, 2012 and September 30, 2012 Quarterly Report on Form 10-Q. “As Restated” reflects the final restated balances.

Quarter 2012 Consolidated Statements of Operations and Comprehensive Income (Loss) Corrections:

(a)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(b)	Represents changes in fair value of the Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(c)	Relates to the improper expensing of deferred financing costs associated with the debt conversions.
(d)	Income tax effect of adjustments.
(e)	Represents a previously identified immaterial error.
(f)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(dollars in millions, except per share data)

	Nine Months Ended September 30, 2012		Six Months Ended June 30, 2012		Three Months Ended March 31, 2012
	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash Flows From Operating Activities:
Net income	$24,422	$22,848	$14,569	$13,047	$1,902	$2,282
Adjustments to reconcile net income to net cash used in operating activities:
Depletion, depreciation and amortization	316	316	210	210	105	105
Dry hole costs	5,617	5,617	5,617	5,617	5,546	5,546
Amortization of debt financing costs(d)	898	377	726	287	622	183
Debt conversion expense(i)	2,502	2,758	1,939	1,939	1,939	1,939
Allowance for account and note receivable	5,180	5,180	5,180	5,180	—	—
Write-off of accounts payable, carry obligation	(3,596)	(3,596)	(3,596)	(3,596)	—	—
Net income from equity affiliate(f)	(59,651)	(60,024)	(39,419)	(39,725)	(16,758)	(16,896)
Share-based compensation charges	2,809	2,809	2,124	2,124	886	886
Unrealized (gain) loss on warrant derivative(e)	—	960	—	1,209	—	(432)
Changes in operating assets and liabilities:
Accounts and notes receivables	9,086	9,086	6,182	6,182	1,602	1,602
Advances to equity affiliate(b)	(302)	—	(150)	—	4	—
Prepaid expenses and other	(1,693)	(1,693)	(950)	(950)	(533)	(533)
Other assets(a)	—	(984)	—	(829)	—	(378)
Accounts payable – trade	(6,429)	(6,429)	(6,337)	(6,337)	(4,833)	(4,833)
Accrued expenses(h)	(1,562)	(1,830)	(2,177)	(2,177)	(2,225)	(2,225)
Accrued interest	(1,329)	(1,329)	(971)	(971)	(902)	(902)
Other long-term liabilities	146	146	48	48	41	41
Income taxes payable(g)	861	862	533	532	261	261

Net Cash Used In Operating Activities	(22,725)	(24,926)	(16,472)	(18,210)	(12,343)	(13,354)

Cash Flows From Investing Activities:
Additions of property and equipment(c)	(16,252)	(14,733)	(14,205)	(13,146)	(12,607)	(11,978)
Advances to equity affiliate(b)	—	(302)	—	(150)	—	4
Increase (decrease) in restricted cash	1,200	1,200	1,200	1,200	—	—
Investment costs(a)	(984)	—	(829)	—	(378)	—

Net Cash Used In Investing Activities	(16,036)	(13,835)	(13,834)	(12,096)	(12,985)	(11,974)

Cash Flows From Financing Activities:
Net proceeds from issuances of common Stock	700	700	273	273	—	—
Financing costs	(466)	(466)	(167)	(167)	(66)	(66)

Net Cash Provided By (Used In) Financing Activities	234	234	106	106	(66)	(66)

Net Decrease in Cash and Cash Equivalents	(38,527)	(38,527)	(30,200)	(30,200)	(25,394)	(25,394)
Cash and Cash Equivalents at Beginning of Period	58,946	58,946	58,946	58,946	58,946	58,946

Cash and Cash Equivalents at End of Period	$20,419	$20,419	$28,746	$28,746	$33,552	$33,552

“As Previously Reported” reflects balances reported in the March 31, 2012, June 30, 2012 and September 30, 2012 Quarterly Report on Form 10-Q. “As Restated” reflects the final restated balances.

2012 Consolidated Statements of Cash Flows Corrections:

(a)	Relates to certain costs improperly classified as an investing activity rather than an operating activity.
(b)	Relates to the improper classification of Advances to Equity Affiliate as an operating activity rather than an investing activity.
(c)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(d)	Relates to the improper expensing of deferred financing costs associated with the debt conversions that should have been recorded to equity.
(e)	Represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(f)	Represents a previously identified immaterial error.
(g)	Income tax effects of the adjustments.
(h)	Relates to the previously identified improper expensing of costs associated with debt conversion.
(i)	Relates to the improper expensing of accrued interest associated with the debt conversions that should have been recorded to equity.

In addition to the above, we have restated the Consolidated Statements of Stockholder’s Equity for the nine months ended September 30, 2012 to reflect the reclassification of the Warrants from equity to warrant derivative liability and to restate the January 1, 2011 beginning balances to reflect cumulative adjustments related to the previously described errors as follows:

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at January 1, 2011 as originally reported	40,103	$401	$230,362	$139,389	$(65,543)	$69,501	$374,110
Adjustments(a)(b)	—	—	(11,122)	(1,760)	—	—	(12,882)

Balance at January 1, 2011 as RESTATED	40,103	$401	$219,240	$137,629	$(65,543)	$69,501	$361,228

(a)	The adjustment to additional paid-in capital relates to the reclassification of the Warrants from equity to warrant derivative liability.
(b)	The adjustment to retained earnings relates to (a) lease maintenance costs of $313 thousand that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense, (b) the reduction in the fair value of the Warrants for the year ended December 31, 2010 of $344 thousand, additional amortization of debt of $1,098 thousand resulting from the increased discount allocated to the debt, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at December 31, 2011 as originally reported	40,625	$406	$236,192	$193,283	$(66,104)	$83,678	$447,455
Adjustments(a)(b)	—	—	(8,392)	306	—	—	(8,086)

Balance at December 31, 2011 as RESTATED	40,625	$406	$227,800	$193,589	$(66,104)	$83,678	$439,369

(a)	The adjustment to additional paid-in capital relates to the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the for the reversal of the original fair value of certain Warrants that did not qualify for equity classification.
(b)	The adjustment to retained earnings relates to (a) net increase in 2010 and 2011 expense related to exploration expense of $2,523 thousand that was erroneously capitalized as oil and gas properties rather than expensed as exploration expense (includes consideration of reclassification between exploration expense and impairment of oil and gas properties), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at September 30, 2012 as originally reported	45,181	$452	$264,329	$205,868	$(66,145)	$95,515	$500,019
Adjustments(a)(b)(c)	—	—	(8,657)	(1,343)	—	75	(9,925)

Balance at September 30, 2012 as RESTATED	45,181	$452	$255,672	$204,525	$(66,145)	$95,590	$490,094

(a)	The adjustment to additional paid-in capital relates to (a) the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the for the reversal of the original fair value of certain Warrants that did not qualify for equity classification and (b) deferred financing costs of $265 thousand that were erroneously expensed rather than capitalized to additional paid-in capital.
(b)	The adjustment to retained earnings relates to (a) net increase in 2010, 2011 and nine months 2012 expense related to exploration expense of $3,823 thousand that was erroneously capitalized as oil and gas properties rather than expensed as exploration expense (includes consideration of reclassification between exploration expense and impairment of oil and gas properties), (b) net increase in unrealized gain on warrant derivatives of $9,170 thousand for cumulative 2010, 2011 and nine months 2012, (c) net increase in interest expense of $2,619 thousand cumulative for 2010, 2011, and nine months 2012, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) increase in net income from equity affiliate of $373 thousand less noncontrolling interest of $75 thousand due to a previously identified immaterial error, (f) net increase in income tax expense of $238 thousand for income taxes improperly classified as interest expense, (g) net decrease in debt conversion expense of $12 thousand for the improper expensing of deferred financing costs associated with the debt conversions that should have been recorded in equity, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(c)	The adjustment to noncontrolling interest relates to the net increase in net income from equity affiliated due to a previously identified immaterial error.

In addition to the above, we have restated Operating Segments to reflect the errors stated above and (a) reclassify noncontrolling interest from United States segment to Venezuela segment, (b) eliminate intrasegment receivables erroneously reported gross of related intrasegment payable, and (c) eliminate intrasegment revenue erroneously reported gross of related intrasegment expense.

	At September 30, 2012		At June 30, 2012		At March 31, 2012
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating Segment Assets
Venezuela(a)	$408,550	$408,923	$388,311	$388,617	$365,497	$365,635
Indonesia(b)	13,005	10,494	12,862	10,622	14,388	12,503
Gabon(b)	57,420	55,606	56,211	54,492	56,567	54,899
Oman(b)	6,669	6,669	6,535	6,535	6,586	6,586
United States(c)	251,054	248,016	253,594	250,650	259,404	256,484

	736,698	729,708	717,513	710,916	702,442	696,107
Intersegment eliminations	(209,416)	(209,416)	(202,140)	(202,140)	(197,333)	(197,333)

Total Assets	$527,282	$520,292	$515,373	$508,776	$505,109	$498,774

(a)	Represents a previously identified immaterial error.
(b)	Relates to elimination of intrasegment receivables erroneously reported gross of related intrasegment payable.
(c)	Relates to elimination of intrasegment receivables erroneously reported gross of related intrasegment payable and a deferred tax asset that was erroneously reported gross of the related liability.

	Nine Months Ended September 30, 2012			Six Months Ended June 30, 2012			Three Months Ended March 31, 2012
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$45,820	$298	$46,118	$30,448	$245	$30,693	$12,715	$241	$12,956
Indonesia(b)	(4,992)	(1,006)	(5,998)	(3,701)	(733)	(4,434)	(2,476)	(380)	(2,856)
Gabon(b)	(4,717)	(255)	(4,972)	(2,985)	(162)	(3,147)	(1,315)	(110)	(1,425)
Oman	(7,235)	—	(7,235)	(6,531)	—	(6,531)	(5,608)	—	(5,608)
United States(c)	(14,592)	(686)	(15,278)	(9,359)	(338)	(9,697)	(4,593)	601	(3,992)

Net income (loss) from continuing operations	14,284	(1,649)	12,635	7,872	(988)	6,884	(1,277)	352	(925)
Discontinued operations (Antelope Project)(d)	(1,699)	—	(1,699)	(1,104)	(595)	(1,699)	(115)	—	(115)

Net income (loss) attributable to Harvest	$12,585	$(1,649)	$10,936	$6,768	$(1,583)	$5,185	$(1,392)	$352	$(1,040)

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(d)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

	Three Months Ended September 30, 2012			Three Months Ended June 30, 2012
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$15,372	$53	$15,425	$17,733	$4	$17,737
Indonesia(b)	(1,291)	(273)	(1,564)	(1,225)	(353)	(1,578)
Gabon(b)	(1,732)	(93)	(1,825)	(1,670)	(52)	(1,722)
Oman	(704)	—	(704)	(923)	—	(923)
United States(c)	(5,233)	(348)	(5,581)	(4,766)	(939)	(5,705)

Net income (loss) from continuing operations	6,412	(661)	5,751	9,149	(1,340)	7,809
Discontinued operations (Antelope Project)(d)	(595)	595	—	(989)	(595)	(1,584)

Net income (loss) attributable to Harvest	$5,817	$(66)	$5,751	$8,160	$(1,935)	$6,225

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed to exploration expense.
(d)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2011			Six Months Ended June 30, 2011			Three Months Ended March 31, 2011
	As Previously		As	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Expenses:
Depreciation and amortization	$354	$—	$354	$243	$—	$243	$124	$—	$124
Exploration expense(a)	7,414	(1,725)	5,689	5,839	(3,100)	2,739	1,189	110	1,299
Impairment expense(b)	—	3,335	3,335	—	3,335	3,335	—	—	—
General and administrative	18,015	—	18,015	13,724	—	13,724	6,675	—	6,675

	25,783	1,610	27,393	19,806	235	20,041	7,988	110	8,098

Income (Loss) From Operations	(25,783)	(1,610)	(27,393)	(19,806)	(235)	(20,041)	(7,988)	(110)	(8,098)
Other Non-operating Income (Expense)
Investment earnings and other	544	—	544	385	—	385	145	—	145
Unrealized gain (loss) on warrant derivative (c)	—	8,800	8,800	—	4,544	4,544	—	(2,516)	(2,516)
Interest expense(d)	(4,722)	(1,823)	(6,545)	(3,916)	(1,823)	(5,739)	(2,212)	(1,341)	(3,553)
Loss on early extinguishment of debt(e)	(9,682)	(3,450)	(13,132)	(9,682)	(3,450)	(13,132)	—	—	—
Other non-operating expense	(991)	—	(991)	(675)	—	(675)	(431)	—	(431)
Loss on exchange rates	(86)	—	(86)	(43)	—	(43)	(11)	—	(11)

	(14,937)	3,527	(11,410)	(13,931)	(729)	(14,660)	(2,509)	(3,857)	(6,366)
Income (Loss) From Continuing Operations Before Income Taxes	(40,720)	1,917	(38,803)	(33,737)	(964)	(34,701)	(10,497)	(3,967)	(14,464)
Income Tax Expense (Benefit)(f)	708	225	933	482	237	719	222	237	459

Income (Loss) From Continuing Operations	(41,428)	1,692	(39,736)	(34,219)	(1,201)	(35,420)	(10,719)	(4,204)	(14,923)
Net Income (Loss) From Equity Affiliate(g)	55,216	—	55,216	36,740	—	36,740	18,494	(38)	18,456

Net Income (Loss) From continuing Operations	13,788	1,692	15,480	2,521	(1,201)	1,320	7,775	(4,242)	3,533
Discontinued Operations
Loss from discontinued operations	(2,786)	—	(2,786)	(2,786)	—	(2,786)	(3,266)	—	(3,266)
Gain on sale of oil and gas properties	103,969	—	103,969	103,933	—	103,933	—	—	—
Income tax expense	(5,748)	—	(5,748)	(5,748)	—	(5,748)	—	—	—

Loss from discontinued operations	95,435	—	95,435	95,399	—	95,399	(3,266)	—	(3,266)

Net Income (Loss)	109,223	1,692	110,915	97,920	(1,201)	96,719	4,509	(4,242)	267
Less: Net Income (Loss) Attributable To Non-Controlling Interest(g)	10,650	—	10,650	7,058	—	7,058	3,427	(8)	3,419

Net Income (Loss) Attributable to Harvest	$98,573	$1,692	$100,265	$90,862	$(1,201)	$89,661	$1,082	$(4,234)	$(3,152)

Net Income (Loss) Attributable To Harvest Per Common Share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$0.09	$0.05	$0.14	$(0.13)	$(0.03)	$(0.16)	$0.13	$(0.13)	$—
Discontinued operations	2.80	—	2.80	2.80	—	2.80	(0.10)	—	(0.10)

Net loss attributable to Harvest	$2.89	$0.05	$2.94	$2.67	$(0.03)	$2.64	$0.03	$(0.13)	$(0.10)

Diluted earnings (loss) per share(h)
Income (loss) from continuing operations	$0.08	$0.04	$0.12	$(0.11)	$(0.05)	$(0.16)	$0.12	$(0.12)	$—
Discontinued operations	2.40	—	2.40	2.38	0.42	2.80	(0.10)	—	(0.10)

Net loss attributable to Harvest	$2.48	$0.04	$2.52	$2.27	0.37	$2.64	$0.02	$(0.12)	$(0.10)

Comprehensive Income (Loss)	$98,573	$1,692	$100,265	$90,862	$(1,201)	$89,661	$1,082	$(4,234)	$(3,152)

“As Previously Reported” reflects balances reported in the March 31, 2011, June 30, 2011 and September 30, 2011 Quarterly Report on Form 10-Q. “As Restated” reflects the final restated balances.

YTD 2011 Consolidated Statements of Operations and Comprehensive Income (Loss) Corrections:

(a)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. This amount was offset by a reclassification from exploration expense to impairment of oil and gas properties of $3,335 thousand in the six months ended June 30, 2011 and nine months ended September 30, 2011, respectively, for amounts that were erroneously classified as exploration expense.
(b)	Represents the reclassification from exploration expense to impairment of oil and gas properties for amounts that were erroneously classified as exploration expense.
(c)	Represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(d)	As a result of the change in the fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding and income tax improperly classified as interest expense.
(e)	The correction in the fair value of the Warrants and its classification as a liability resulted in an increase discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(f)	Relates to income tax improperly classified as interest expense.
(g)	Relates to previously identified immaterial error.
(h)	Diluted EPS has been adjusted to reflect an error in the calculation of the weighted average common shares outstanding for dilutive EPS for the six months ended June 30, 2011. The weighted average common shares utilized for the calculation of diluted EPS was erroneously 40,027 thousand rather than 33,992 thousand.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended September 30, 2011			Three Months Ended June 30, 2011
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Expenses
Depreciation and amortization	$111	$—	$111	$119	$—	$119
Exploration expense(a)	1,575	1,375	2,950	4,650	(3,210)	1,440
Impairment expense(b)	—	—	—	—	3,335	3,335
General and administrative	4,291	—	4,291	7,049	—	7,049

	5,977	1,375	7,352	11,818	125	11,943

Loss From Operations	(5,977)	(1,375)	(7,352)	(11,818)	(125)	(11,943)
Other Non-Operating Income (Expense)
Investment earnings and other	159	—	159	240	—	240
Unrealized gain (loss) on warrant derivative(c)	—	4,256	4,256	—	7,060	7,060
Interest expense(d)	(806)	—	(806)	(1,704)	(482)	(2,186)
Loss on early extinguishment of debt(e)	—	—	—	(9,682)	(3,450)	(13,132)
Other non-operating expense	(316)	—	(316)	(244)	—	(244)
Loss on exchange rates	(43)	—	(43)	(32)	—	(32)

	(1,006)	4,256	3,250	(11,422)	3,128	(8,294)

Income (Loss) From Continuing Operations Before Income Taxes	(6,983)	2,881	(4,102)	(23,240)	3,003	(20,237)
Income Tax Expense (Benefit)(f)	226	(12)	214	260	—	260

Income (Loss) From Continuing Operations	(7,209)	2,893	(4,316)	(23,500)	3,003	(20,497)
Net Income (Loss) From Equity Affiliate(g)	18,476	—	18,476	18,246	38	18,284

Net Income (Loss) From Continuing Operations	11,267	2,893	14,160	(5,254)	3,041	(2,213)
Discontinued Operations
Income from discontinued operations	—	—	—	480	—	480
Gain on sale of oil and gas properties	36	—	36	103,933	—	103,933
Income tax expense	—	—	—	(5,748)	—	(5,748)

Gain from discontinued operations	36	—	36	98,665	—	98,665

Net Income	11,303	2,893	14,196	93,411	3,041	96,452
Less: Net Income (Loss) Attributable to Noncontrolling Interest(g)	3,592	—	3,592	3,631	8	3,639

Net Income Attributable To Harvest	$7,711	$2,893	$10,604	$89,780	$3,033	$92,813

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$0.23	$0.08	$0.31	$(0.26)	$0.09	$(0.17)
Discontinued operations	—	—	—	2.90	—	2.90

Net loss attributable to Harvest	$0.23	$0.08	$0.31	$2.64	$0.09	$2.73

Diluted earnings (loss) per share(h)
Income (loss) from continuing operations	$0.20	$0.08	$0.28	$(0.22)	$0.05	$(0.17)
Discontinued operations	—	—	—	2.45	0.45	2.90

Net loss attributable to Harvest	$0.20	$0.08	$0.28	$2.23	$0.50	$2.73

Comprehensive Income	$7,711	$2,893	$10,604	$89,780	$3,033	$92,813

“As Previously Reported” reflects balances reported in the March 31, 2011, June 30, 2011 and September 30, 2011 Quarterly Report on Form 10-Q. “As Restated” reflects the final restated balances.

Quarter 2011 Consolidated Statements of Operations and Comprehensive Income (Loss) Corrections:

(a)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For the three months ended June 30, 2011, this amount was offset by a reclassification from exploration expense to impairment of oil and gas properties of $3,335 thousand for amounts that were erroneously classified as exploration expense.
(b)	Represents the reclassification from exploration expense to impairment of oil and gas properties for amounts that were erroneously classified as exploration expense.
(c)	Represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(d)	As a result of the change in fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding.
(e)	The correction in the fair value of the Warrants and its classification as a liability resulted in an increase discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(f)	Income tax effects of the adjustments.
(g)	Relates to previously identified immaterial error.
(h)	Diluted EPS has been adjusted to reflect an error in the calculation of the weighted average common shares outstanding for dilutive EPS for the three months ended June 30, 2011. The weighted average common shares utilized for the calculation of diluted EPS was erroneously 40,260 thousand rather than 34,039 thousand.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2011		Six Months Ended June 30, 2011		Three Months Ended March 31, 2011
	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash Flows From Operating Activities:
Net income	$109,223	$110,915	$97,920	$96,719	$4,509	$267
Adjustments to reconcile net income to net cash used in operating activities:
Depletion, depreciation and amortization	1,164	1,164	1,053	1,053	934	934
Impairment of long-lived assets(a)	4,707	1,440	4,707	1,440	1,440	1,440
Impairment of oil and gas properties costs(a)	—	3,335	—	3,335	—	—
Amortization of debt financing costs	753	753	530	530	270	270
Amortization of discount on debt(b)	816	2,876	816	2,876	538	2,116
Gain on sale of assets	(103,969)	(103,969)	(103,933)	(103,933)	—	—
Loss on early extinguishment of debt(c)	7,533	10,983	7,533	10,983	—	—
Net income from unconsolidated equity affiliate(d)	(55,216)	(55,216)	(36,740)	(36,740)	(18,494)	(18,456)
Share-based compensation charges	3,659	3,659	2,673	2,673	1,114	1,114
Unrealized (gain) loss on warrant derivative(e)	—	(8,800)	—	(4,544)	—	2,516
Other current liabilities(i)	—	425	—	425	—	425
Changes in operating assets and liabilities:
Accounts and notes receivables	(5,971)	(5,971)	(2,887)	(2,887)	(3,696)	(3,696)
Advances to equity affiliate(h)	(582)	—	(296)	—	(146)	—
Prepaid expenses and other	2,330	2,330	3,061	3,061	2,600	2,600
Other assets(f)	—	(876)	—	(62)	—	(34)
Accounts payable – trade	6,558	6,558	8,168	8,168	2,119	2,119
Accrued expenses	(1,533)	(1,533)	(2,469)	(2,469)	2,071	2,071
Accrued interest(i)	(1,269)	(1,665)	(418)	(814)	(925)	(1,158)
Other long-term liabilities	(877)	(877)	(701)	(701)	434	434
Income taxes payable(j)	2,834	2,793	6,061	6,032	211	182

Net Cash Used In Operating Activities	(29,840)	(31,676)	(14,922)	(14,855)	(7,021)	(6,856)

Cash Flows From Investing Activities:
Proceeds from sale of assets	217,833	217,833	217,833	217,833	—	—
Additions of property and equipment(g)	(58,474)	(56,932)	(28,067)	(27,900)	(8,361)	(8,414)
Additions to assets held for sale	(31,422)	(31,422)	(31,742)	(31,742)	(15,633)	(15,633)
Proceeds from sale of equity affiliate	1,385	1,385	1,385	1,385	1,273	1,273
Advances to equity affiliate(h)	—	(582)	—	(296)	—	(146)
Increase (decrease) in restricted cash	—	—	(7,323)	(7,323)	(4,490)	(4,490)
Investment costs(f)	(876)	—	(62)	—	(34)	—

Net Cash Provided By (Used In) Investing Activities	128,446	130,282	152,024	151,957	(27,245)	(27,410)

Cash Flows From Financing Activities:
Net proceeds from issuances of common Stock	924	924	416	416	416	416
Proceeds from long term debt	(60,000)	(60,000)	(60,000)	(60,000)	—	—
Financing costs	(189)	(189)	(189)	(189)	(189)	(189)

Net Cash Provided By (Used In) Financing Activities	(59,265)	(59,265)	(59,773)	(59,773)	227	227

Net Increase (Decrease) In Cash and Cash Equivalents	39,341	39,341	77,329	77,329	(34,039)	(34,039)
Cash and Cash Equivalents at Beginning of Period	58,703	58,703	58,703	58,703	58,703	58,703

Cash and Cash Equivalents at End of Period	$98,044	$98,044	$136,032	$136,032	$24,664	$24,664

“As Previously Reported” reflects balances reported in the March 31, 2011, June 30, 2011 and September 30, 2011 Quarterly Report on Form 10-Q. “As Restated” reflects the final restated balances.

2011 Consolidated Statements of Cash Flows Corrections:

(a)	Represents the reclassification from impairment of long-lived assets to impairment of oil and gas properties for amounts that were erroneously classified as impairment of long-lived assets.
(b)	As a result of the change in the fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt was understated for each period the debt was outstanding.
(c)	The correction in the fair value of the Warrants and its classification as a liability resulted in an increased discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(d)	Relates to previously identified immaterial error.
(e)	Represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(f)	Relates to certain costs improperly classified as an investing activity rather than an operating activity.
(g)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(h)	Relates to the improper classification of Advances to Equity Affiliate as an operating activity rather than an investing activity.
(i)	Relates to income tax payable improperly classified as interest payable.
(j)	Income tax effect of the adjustments and income tax payable improperly classified as interest payable.

In addition to the above, we have restated Operating Segments to reflect the errors stated above and (a) reclassify noncontrolling interest from United States segment to Venezuela segment, (b) eliminate intrasegment receivables erroneously reported gross of related intrasegment payable, and (c) eliminate intrasegment revenues erroneously reported gross of related intrasegment expense.

	Nine Months Ended September 30, 2011			Six Months Ended June 30, 2011			Three Months Ended March 31, 2011
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$41,247	$—	$41,247	$27,329	$—	$27,329	$13,214	$74	$13,288
Indonesia(b)	(4,571)	(1,097)	(5,668)	(3,014)	—	(3,014)	(1,418)	—	(1,418)
Gabon(c)	(1,679)	(290)	(1,969)	(1,059)	(235)	(1,294)	(342)	(110)	(452)
Oman	(1,589)	—	(1,589)	(1,045)	—	(1,045)	(556)	—	(556)
United States(d)	(30,270)	3,079	(27,191)	(26,748)	(966)	(27,714)	(6,550)	(4,198)	(10,748)

Net income (loss) from continuing operations	3,138	1,692	4,830	(4,537)	(1,201)	(5,738)	4,348	(4,234)	114
Discontinued operations (Antelope Project)	95,435	—	95,435	95,399	—	95,399	(3,266)	—	(3,266)

Net income (loss) attributable to Harvest	$98,573	$1,692	$100,265	$90,862	$(1,201)	$89,661	$1,082	$(4,234)	$(3,152)

(a)	Relates to a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense and elimination of intrasegment revenue erroneously reported gross of related intrasegment expense.
(c)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(d)	Represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense, and (d) for the periods ended June 30, 2011 and September 30, 2011, changes in the loss on extinguishment of debt due to the correction in discount on debt related to the improper classification of the Warrants.

	Three Months Ended September 30, 2011			Three Months Ended June 30, 2011
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$13,918	$—	$13,918	$14,115	$(74)	$14,041
Indonesia(b)	(1,557)	(1,097)	(2,654)	(1,596)	—	(1,596)
Gabon(c)	(620)	(55)	(675)	(717)	(125)	(842)
Oman	(544)	—	(544)	(489)	—	(489)
United States(d)	(3,522)	4,045	523	(20,198)	3,232	(16,966)

Net income (loss) from continuing operations	7,675	2,893	10,568	(8,885)	3,033	(5,852)
Discontinued operations (Antelope Project)	36	—	36	98,665	—	98,665

Net income (loss) attributable to Harvest	$7,711	$2,893	$10,604	$89,780	$3,033	$92,813

(a)	Relates to a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense and elimination of intrasegment revenue erroneously reported gross of related intrasegment expense.
(c)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(d)	Represents (a) changes in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense, and (d) for the periods ended June 30, 2011 and September 30, 2011, changes in the loss on extinguishment of debt due to the correction in discount on debt related to the improper classification of the Warrants.

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

TABLE I –	Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

	Oman	Gabon	Indonesia	United States and Other	Total

Year Ended December 31, 2012
Unproved exploration costs	$6,741	$30,386	$4,078	$—	$41,205

	$6,741	$30,386	$4,078	$—	$41,205

Year Ended December 31, 2011 Restated*
Unproved acquisition costs	$—	$—	$3,660	$—	$3,660
Unproved exploration costs	10,901	46,107	34,596	—	91,604

	$10,901	$46,107	$38,256	$—	$95,264

Year Ended December 31, 2010 Restated*
Unproved acquisition costs	$—	$—	$2,703	$—	$2,703
Unproved exploration costs	1,698	2,450	10,468	2,890	17,506

	$1,698	$2,450	$13,171	$2,890	$20,209

*	See Note 3 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements for additional information.

TABLE II –	Capitalized costs related to oil and natural gas producing activities (in thousands):

	Oman	Gabon(a)	Indonesia	United States and Other	Total

Year Ended December 31, 2012
Unproved property costs	$—	$73,233	$5,220	$—	$78,453
Oilfield Inventories	—	3,209	130	—	3,339

	$—	$76,442	$5,350	$—	$81,792

Year Ended December 31, 2011 Restated*
Unproved property costs	$5,084	$46,447	$5,195	$2,900	$59,626
Oilfield Inventories	209	2,480	140	—	2,829

	$5,293	$48,927	$5,335	$2,900	$62,455

Year Ended December 31, 2010 Restated*
Unproved property costs	$4,216	$8,171	$9,605	$6,427	$28,419
Oilfield Inventories	—	—	1,435	3,965	5,400

	$4,216	$8,171	$11,040	$10,392	$33,819

(a)	Drilling activities were completed in September 2011 for Dussafu Ruche Marin-1 (“DRM-1”) exploratory well on the Dussafu PSC. DRM-1 well costs of $39.2 million were suspended pending further exploration and development activities. Exploration activities continued in 2012 with the acquisition of additional seismic and the spud of our second exploration well, DTM-1, on November 19, 2012.
*	See Note 3 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements for additional information.

We regularly evaluate our unproved properties to determine whether impairment has occurred. We have excluded from amortization our interest in unproved properties and the cost of uncompleted exploratory activities. The principal portion of such costs is expected to be included in amortizable costs during the next two to three years.

Unproved property costs at December 31, 2012 relates to two on-going projects. Costs incurred by year are as follows (in thousands):

	Total	2012	2011	2010	Prior
	(RESTATED)		(RESTATED)	(RESTATED)	(RESTATED)
Property acquisition costs	$12,463	$—	$3,660	$2,703	$6,100
Exploration costs	65,990	27,416	34,576	3,694	304

Total unproved property costs	$78,453	$27,416	$38,236	$6,397	$6,404

*	See Note 3 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements for additional information.

TABLE III –	Results of operations for oil and natural gas producing activities (in thousands):

	Year Ended December 31,
	2012	2011 (RESTATED)
Revenue:
Oil and natural gas revenues	$—	$6,488

Expenses:
Operating, selling and distribution expenses and taxes other than on income	—	3,154
Exploration expense	9,068	12,565
Impairment of oil and gas properties costs	9,312	3,335
Dry hole costs	5,617	49,676
Depletion	—	811

Total expenses	23,997	69,541

Results of operations from oil and natural gas producing activities	$(23,997)	$(63,053)

TABLE IV –	Quantities of Oil and Natural Gas Reserves

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

We measure and disclose our oil and gas reserves in accordance with the provisions of the SEC’s Modernization of Oil and Gas Reporting and ASC 932, “Extractive Activities – Oil and Gas” (“ASC 932”).

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

See the following section Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Venezuela Equity Affiliate as of December 31, 2012, 2011 and 2010, TABLE IV – Quantities of Oil and Natural Gas Reserves for Petrodelta’s reserves.

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

	2011		2010
	Oil and NGL (MBbls)	Gas (MMcf)	Oil and NGL (MBbls)	Gas (MMcf)
Proved Reserves
United States
Proved Reserves at January 1	3,515	6,492	226	1,126
Revisions	—	—	147	914
Acquisitions	—	—	15	12
Sales of reserves in place	(3,454)	(6,155)	—	—
Extensions	—	—	3,267	4,863
Production	(61)	(337)	(140)	(423)

Proved Reserves at December 31	—	—	3,515	6,492

As of December 31
United States
Proved
Developed	—	—	659	2,476
Undeveloped	—	—	2,856	4,016

Total Proved	—	—	3,515	6,492

TABLE V –	Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities

The standardized measure of discounted future net cash flows is presented in accordance with the provisions of the accounting standard on disclosures about oil and gas producing activities. In preparing this data, assumptions and estimates have been used, and we caution against viewing this information as a forecast of future economic conditions.

Future cash inflows are estimated by applying the average price during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for fixed and determinable escalations provided by the contract, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes are estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.

The table shown below represents our net interest at December 31, 2011 and 2010.

	United States
	December 31,
	2011	2010
	(in thousands)

Future cash inflows from sales of oil and gas	$—	$250,712
Future production costs	—	(75,602)
Future development costs	—	(62,246)
Future income tax expenses	—	(37,262)

Future net cash flows	—	75,602
Effect of discounting net cash flows at 10%	—	(45,632)

Standardized measure of discounted future net cash flows	$—	$29,970

TABLE VI –	Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves:

	United States
	December 31,
	2011	2010
	(in thousands)

Standardized Measure at January 1	$29,970	$4,723
Sales of oil and natural gas, net of related costs	(3,334)	(8,850)
Revisions to estimates of proved reserves:
Net changes in prices, net of production costs	26,140	2,766
Quantities	—	3,734
Purchase and sale of reserves in place	(45,627)	387
Extensions, discoveries and improved recovery, net of future costs	—	36,211
Accretion of discount	—	535
Development costs incurred	2,784	2,427
Changes in estimated development costs	—	(1,256)
Net change in income taxes	(9,933)	(10,707)

Standardized Measure at December 31	$—	$29,970

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

Petrodelta (32 percent ownership) is accounted for under the equity method, and has been included at its ownership interest in the consolidated financial statements and the following Tables based on a year ending December 31 and, accordingly, results of operations for oil and natural gas producing activities in Venezuela reflect the year ended December 31, 2012, 2011 and 2010.

TABLE I –	Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

	Year ended December 31,
	2012	2011	2010

Development costs	$66,342	$45,364	$29,976

TABLE II –	Capitalized costs related to oil and natural gas producing activities (in thousands):

	Year ended December 31,
	2012	2011	2010

Proved property costs	$250,259	$184,640	$139,702
Unproved property costs	—	1,434	1,365
Oilfield inventories	28,992	13,764	9,630
Less accumulated depletion and impairment	(81,629)	(57,346)	(43,856)

	$197,622	$142,492	$106,841

TABLE III –	Results of operations for oil and natural gas producing activities (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
Oil and natural gas revenues	$404,577	$360,222	$194,423
Royalty	(132,802)	(118,339)	(65,500)

	271,775	241,883	128,923

Expenses:
Operating, selling and distribution expenses and taxes other than on income(1)	149,082	114,835	22,359
Depletion	24,284	17,531	12,387
Income tax expense	49,205	54,759	47,089

Total expenses	222,571	187,125	81,835

Results of operations from oil and natural gas producing activities	$49,204	$54,758	$47,088

(1)	Expenses include operating expenses, production taxes and Windfall Profits Tax. Net to our 32 percent interest, Windfall Profits Tax for December 31, 2012 was $93.2 million (2011: $76.0 million, 2010: $4.5 million).

TABLE IV –	Quantities of Oil and Natural Gas Reserves

We measure and disclose our oil and gas reserves in accordance with the provisions of the SEC’s Modernization of Oil and Gas Reporting and ASC 932, “Extractive Activities – Oil and Gas” (“ASC 932”).

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

During 2012, Petrodelta drilled and completed 12 production wells. Six of the wells were previously identified Proved Undeveloped (“PUD”) locations and six wells were previously classified Probable, Possible or undefined locations. In 2012, an additional ten PUD locations were identified through drilling activity; however, ten PUD locations which are scheduled to be drilled five years after the wells were originally identified have been reclassified as Probable reserves. At December 31, 2012, Petrodelta had a total of 157 PUD (22.9 MMBOE) locations identified. Since the implementation of its 2007 business plan, Petrodelta has drilled 67 gross production wells (2008 nine wells [1.4 MMBOE], 2009 15 wells [2.0 MMBOE], 2010 16 wells [2.0 MMBOE], 2011 15 wells [2.1 MMBOE], and 2012 12 wells [2.2 MMBOE]) which have moved to the proved developed producing (“PDP”) category. Of these 67 locations drilled since 2008, 33 (5.9 MMBOE) represent the movements of PUD locations to PDP locations. The other 34 new producing wells (3.8 MMBOE) were previously classified Probable, Possible or un-defined.

Petrodelta has a track record of identifying, executing and converting its PUD locations to PDP locations in accordance with the business plan defined by the conversion contract executed in 2007 and subsequent updates. However, the timing and pace of the development is controlled by the majority owner, PDVSA through CVP, although we have substantial negative control provisions as a noncontrolling interest shareholder. In 2010, Petrodelta submitted a revised business plan to PDVSA which substantially increases the total projected drilling activity and production volumes compared to the 2007 business plan, but which is otherwise consistent with the 2007 business plan. The 2010 business plan, as approved by PDVSA, contemplates sustained drilling activities through the year 2024 to fully develop the El Salto and Temblador fields. As a noncontrolling interest shareholder in Petrodelta, HNR Finance has limited ability to control the development plans that are periodically prepared and/or approved by the Venezuelan government. Since this constraint represents a hindrance to development not experienced by typical operations, the PUD locations which are now scheduled to be drilled five years after they were originally identified have been reclassified as Probable reserves.

Proved undeveloped reserves of 22.9 MMBOE from 157 gross PUD locations are all scheduled to be drilled within the period from 2013 to 2016 and within five years from when these locations were first identified.

All above MMBOE represent our net 32 percent interest, net of a 33.33 percent royalty.

The tables shown below represent HNR Finance’s 40 percent ownership interest and our net 32 percent ownership interest, both net of a 33.33 percent royalty, in Venezuela in each of the years.

	HNR Finance	Minority Interest in Venezuela	32% Net Total
Proved Reserves-Crude oil, condensate, and natural gas liquids (MBbls)

As of December 31, 2012
Proved Reserves at January 1, 2012	48,332	(9,667)	38,665
Revisions	(3,941)	788	(3,153)
Extensions	2,283	(456)	1,827
Production	(3,513)	703	(2,810)

Proved Reserves at end of the year	43,161	(8,632)	34,529

As of December 31, 2012
Proved
Developed	15,607	(3,121)	12,486
Undeveloped	27,554	(5,511)	22,043

Total Proved	43,161	(8,632)	34,529

As of December 31, 2011
Proved Reserves at January 1, 2011	52,105	(10,421)	41,684
Revisions	(10,829)	2,166	(8,663)
Extensions	10,093	(2,019)	8,074
Production	(3,037)	607	(2,430)

Proved Reserves at end of the year	48,332	(9,667)	38,665

As of December 31, 2011
Proved
Developed	17,147	(3,430)	13,717
Undeveloped	31,185	(6,237)	24,948

Total Proved	48,332	(9,667)	38,665

As of December 31, 2010
Proved Reserves at January 1, 2010	47,419	(9,483)	37,936
Revisions	(230)	45	(185)
Extensions	7,199	(1,440)	5,759
Production	(2,283)	457	(1,826)

Proved Reserves at end of the year	52,105	(10,421)	41,684

As of December 31, 2010
Proved
Developed	16,342	(3,268)	13,074
Undeveloped	35,763	(7,153)	28,610

Total Proved	52,105	(10,421)	41,684

	HNR Finance	Minority Interest in Venezuela	32% Net Total

Proved Reserves-Natural gas (MMcf)

As of December 31, 2012
Proved Reserves at January 1, 2012	34,800	(6,960)	27,840
Revisions	(4,952)	991	(3,961)
Extensions	391	(78)	313
Production	(1,227)	245	(982)

Proved Reserves at end of the year	29,012	(5,802)	23,210

As of December 31, 2012
Proved
Developed	22,383	(4,477)	17,906
Undeveloped	6,629	(1,325)	5,304

Total Proved	29,012	(5,802)	23,210

As of December 31, 2011
Proved Reserves at January 1, 2011	62,568	(12,513)	50,055
Revisions	(29,111)	5,822	(23,289)
Extensions	2,627	(526)	2,101
Production	(1,284)	257	(1,027)

Proved Reserves at end of the year	34,800	(6,960)	27,840

As of December 31, 2011
Proved
Developed	25,364	(5,073)	20,291
Undeveloped	9,436	(1,887)	7,549

Total Proved	34,800	(6,960)	27,840

As of December 31, 2010
Proved Reserves at January 1, 2010	62,710	(12,542)	50,168
Revisions	(843)	169	(674)
Extensions	2,192	(438)	1,754
Production	(1,491)	298	(1,193)

Proved Reserves at end of the year	62,568	(12,513)	50,055

As of December 31, 2010
Proved
Developed	22,850	(4,569)	18,281
Undeveloped	39,718	(7,944)	31,774

Total Proved	62,568	(12,513)	50,055

TABLE V –	Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities

The standardized measure of discounted future net cash flows is presented in accordance with the provisions of the accounting standard on disclosures about oil and gas producing activities. In preparing this data, assumptions and estimates have been used, and we caution against viewing this information as a forecast of future economic conditions.

Future cash inflows are estimated by an applying the average price during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for fixed and determinable escalations provided by the contract, to the estimated future production of year-end proved reserves. Our average prices used were $89.77 per barrel for oil for the El Salto field and $100.41 per barrel for the other fields, and $1.54 per Mcf for gas. Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.

The table shown below represents HNR Finance’s net interest in Petrodelta.

	HNR Finance	Minority Interest in Venezuela	Net Total
		(in thousands)
December 31, 2012
Future cash inflows from sales of oil and gas	$4,104,602	$(820,920)	$3,283,682
Future production costs(1)	(1,992,109)	398,421	(1,593,688)
Future development costs	(364,986)	72,997	(291,989)
Future income tax expenses	(769,578)	153,916	(615,662)

Future net cash flows	977,929	(195,586)	782,343
Effect of discounting net cash flows at 10%	(415,711)	83,142	(332,569)

Standardized measure of discounted future net cash flows	$562,218	$(112,444)	$449,774

December 31, 2011
Future cash inflows from sales of oil and gas	$4,862,351	$(972,470)	$3,889,881
Future production costs(2)	(2,400,980)	480,196	(1,920,784)
Future development costs	(260,896)	52,179	(208,717)
Future income tax expenses	(1,025,295)	205,059	(820,236)

Future net cash flows	1,175,180	(235,036)	940,144
Effect of discounting net cash flows at 10%	(496,127)	99,225	(396,902)

Standardized measure of discounted future net cash flows	$679,053	$(135,811)	$543,242

December 31, 2010
Future cash inflows from sales of oil and gas	$3,748,419	$(749,684)	$2,998,735
Future production costs	(870,498)	174,100	(696,398)
Future development costs	(296,744)	59,349	(237,395)
Future income tax expenses	(1,241,452)	248,290	(993,162)

Future net cash flows	1,339,725	(267,945)	1,071,780
Effect of discounting net cash flows at 10%	(608,526)	121,705	(486,821)

Standardized measure of discounted future net cash flows	$731,199	$(146,240)	$584,959

(1)	Future production costs include operating costs, production taxes and Windfall Profits Tax. For 2012, Windfall Profits Tax equates to $1.5 million, or 74 percent, of the $2.0 million of discounted future production costs.
(2)	Future production costs include operating costs, production taxes and Windfall Profits Tax. For 2011, Windfall Profits Tax equates to $1.6 million, or 68 percent, of the $2.4 million of discounted future production costs.

TABLE VI –	Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves (in thousands):

	2012	Net Venezuela 2011	2010

Standardized Measure at January 1	$543,242	$584,959	$400,295
Sales of oil and natural gas, net of related costs	(122,693)	(127,049)	(107,689)
Revisions to estimates of proved reserves:
Net changes in prices, net of production taxes	(44,084)	(108,785)	190,119
Quantities	(91,770)	(221,510)	(18,284)
Extensions, discoveries and improved recovery, net of future costs	52,535	201,203	248,917
Accretion of discount	100,028	113,310	78,403
Net change in income taxes	86,445	77,006	(181,186)
Development costs incurred	66,342	45,364	29,965
Changes in estimated development costs	(131,356)	(13,564)	(29,465)
Timing differences and other	(8,915)	(7,692)	(26,116)

Standardized Measure at December 31	$449,774	$543,242	$584,959

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
(Registrant)

Date: May 2, 2013	By:	/s/ James A. Edmiston
James A. Edmiston
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 2nd of May 2013, on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ James A. Edmiston	Director, President and Chief Executive Officer (Principal Executive Officer)
James A. Edmiston

/s/ Stephen C. Haynes	Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Stephen C. Haynes

/s/ Stephen D. Chesebro’	Chairman of the Board and Director
Stephen D. Chesebro’

/s/ Igor Effimoff	Director
Igor Effimoff

/s/ H. H. Hardee	Director
H. H. Hardee

/s/ R. E. Irelan	Director
R. E. Irelan

/s/ Patrick M. Murray	Director
Patrick M. Murray

/s/ J. Michael Stinson	Director
J. Michael Stinson

SCHEDULE II

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Income	Charged to Other Accounts*	Deductions From Reserves	Balance at End of Year
At December 31, 2012
Amounts deducted from applicable assets
Deferred tax valuation allowance	$53,116	$15,303	$—	$—	$68,419
Investment valuation allowance	1,350	—	—	—	1,350
At December 31, 2011 (as RESTATED)
Amounts deducted from applicable assets
Deferred tax valuation allowance	$46,905	$6,211	$—	$—	$53,116
Investment valuation allowance	1,350	—	—	—	1,350
At December 31, 2010 (as RESTATED)
Amounts deducted from applicable assets
Deferred tax valuation allowance	$25,763	$21,142	$—	$—	$46,905
Investment valuation allowance	1,350	—	—	—	1,350

*	Amounts charged to other accounts include net operating losses and income tax credits.