Form 10-Q/A
period 2012-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2013-05-13
CIK 845289

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

Restatement

Overview

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is filing this Amendment on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on May 10, 2012 (“Original Form 10-Q”). Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Form 10-Q/A contains complete text of Items 1, 2 and 4 of Part 1, and Item 6 of Part II as amended as well as certain currently dated certifications.

The Form 10-Q/A is being filed to amend and restate the Company’s previously issued consolidated condensed financial statements due to errors in previously filed financial statements. In the course of our review, management determined (a) certain warrants issued in 2010 in connection with our $60 million term loan facility (the “Warrants”) were improperly valued at inception and improperly classified as equity instruments rather than liability instruments. As a result of the improper classification of the Warrants, (b) the debt discount and associated interest expense related to the amortization of the debt discount was understated for all periods in which the associated debt was outstanding, and (c) the consolidated condensed statement of operations and comprehensive income (loss) for each reporting period was misstated by the omission of the changes in fair value of the Warrants as a liability instrument. Additionally, (d) certain exploration overhead was incorrectly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed, and (e) certain leasehold maintenance and other costs were improperly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed. Finally, (f) advances to equity affiliate were improperly classified as an operating activity rather than an investing activity and (g) certain costs were improperly classified as an investing activity rather than an operating activity on the consolidated condensed statement of cash flows. Such errors impacted the annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012.

As a result of the errors related to the Warrants described above, loss on extinguishment of debt was understated for the year ended December 31, 2011 and the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.

An additional error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity for the quarter ended March 31, 2012.

We have restated our segment footnote information to reflect the applicable errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable. Such errors impacted the annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012.

In assessing the severity of the errors, management determined that the errors were material to the consolidated condensed financial statements for the year ended December 31, 2011 and quarterly information for all quarters in 2011 and the first quarter of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated condensed statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated condensed balance sheets related to income taxes.

For information relating to the effect of the restatements, see the following items:

Part I:

Item 1 – Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 – Controls and Procedures

Part II:

Item 6 – Exhibits

Aside from the forgoing items, no other items are amended or modified in this Form 10-Q/A.

Other than the restatement, this Form 10-Q/A does not reflect events occurring after the date of the Original Form 10-Q or modify or update those disclosures as affected by subsequent events. Such events include, among others, the events described in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This Form 10-Q/A should be read in conjunction with our other reports filed with the SEC subsequent to December 31, 2012 pursuant to the Exchange Act.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,552	$58,946
Restricted cash	1,200	1,200
Accounts and notes receivable, net:
Dividend receivable – equity affiliate	12,200	12,200
Joint interest and other	12,740	14,342
Note receivable	3,335	3,335
Advances to equity affiliate	2,384	2,388
Prepaid expenses and other	1,261	728

TOTAL CURRENT ASSETS	66,672	93,139
OTHER ASSETS	5,186	5,427
INVESTMENT IN EQUITY AFFILIATES	361,950	345,054
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	63,939	62,455
Other administrative property, net	1,027	1,128

TOTAL PROPERTY AND EQUIPMENT, NET	64,966	63,583

TOTAL ASSETS	$498,774	$507,203

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$2,548	$7,381
Accounts payable – carry obligation	3,596	3,596
Accrued expenses	8,177	15,247
Accrued interest	257	976
Other current liabilities	2,632	2,632
Income taxes payable	950	689
Current portion – long-term debt	15,551	—

TOTAL CURRENT LIABILITIES	33,711	30,521
OTHER LONG-TERM LIABILITIES	949	908
WARRANT DERIVATIVE LIABILITY	4,438	4,870
LONG-TERM DEBT	—	31,535
COMMITMENTS AND CONTINGENCIES (See Note 6)

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at March 31, 2012 (December 31, 2011: 80,000 shares); issued 43,709 shares at March 31, 2012 (December 31, 2011: 40,625 shares)	437	406
Additional paid-in capital	245,794	227,800
Retained earnings	192,549	193,589
Treasury stock, at cost, 6,520 shares at March 31, 2012 (December 31, 2011: 6,475 shares)	(66,104)	(66,104)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	372,676	355,691
NONCONTROLLING INTEREST	87,000	83,678

TOTAL EQUITY	459,676	439,369

	$498,774	$507,203

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
	(RESTATED*)	(RESTATED*)
EXPENSES
Depreciation and amortization	$105	$124
Exploration expense	1,935	1,299
Dry hole costs	5,546	—
General and administrative	5,842	6,675

	13,428	8,098

LOSS FROM OPERATIONS	(13,428)	(8,098)

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	69	145
Unrealized gain (loss) on warrant derivative	432	(2,516)
Interest expense	(92)	(3,553)
Debt conversion expense	(2,422)	—
Other non-operating expenses	(256)	(431)
Foreign currency transaction loss	(22)	(11)

	(2,291)	(6,366)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,719)	(14,464)
INCOME TAX EXPENSE (BENEFIT)	(1,220)	459

LOSS FROM CONTINUING OPERATIONS	(14,499)	(14,923)

NET INCOME FROM EQUITY AFFILIATES	16,896	18,456

NET INCOME FROM CONTINUING OPERATIONS	2,397	3,533

DISCONTINUED OPERATIONS	(115)	(3,266)

NET INCOME	2,282	267

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	3,322	3,419

NET LOSS ATTRIBUTABLE TO HARVEST	$(1,040)	$(3,152)

NET LOSS ATTRIBUTABLE TO HARVEST PER COMMON SHARE
(See Note 2 – Summary of Significant Accounting Policies, Earnings Per Share):
Basic	$(0.03)	$(0.10)

Diluted	$(0.03)	$(0.10)

COMPREHENSIVE LOSS	$(1,040)	$(3,152)

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,282	$267
Adjustments to reconcile net income to net cash used in operating activities:
Depletion, depreciation and amortization	105	934
Dry hole costs	5,546	—
Impairment of long-lived assets	—	1,440
Amortization of debt financing costs	183	270
Amortization of discount on debt	—	2,116
Debt conversion expense	1,939	—
Net income from equity affiliates	(16,896)	(18,456)
Non-cash compensation related charges	886	1,114
Unrealized (gain) loss on warrant derivative	(432)	2,516
Other current liabilities	—	425
Changes in Operating Assets and Liabilities:
Accounts and notes receivable	1,602	(3,696)
Prepaid expenses and other	(533)	2,600
Other assets	(378)	(34)
Accounts payable	(4,833)	2,119
Accrued expenses	(2,225)	2,071
Accrued interest	(902)	(1,158)
Other long-term liabilities	41	434
Income taxes payable	261	182

NET CASH USED IN OPERATING ACTIVITIES	(13,354)	(6,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(11,978)	(8,414)
Additions to asset held for sale	—	(15,633)
Proceeds from sale of equity affiliate	—	1,273
Advances to equity affiliate	4	(146)
Increase in restricted cash	—	(4,490)

NET CASH USED IN INVESTING ACTIVITIES	(11,974)	(27,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	—	416
Financing costs	(66)	(189)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(66)	227

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,394)	(34,039)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,946	58,703

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,552	$24,664

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011 (unaudited)

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011. The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“USGAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Reports on Form 10-K for the years ended December 31, 2012 and 2011 which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Note 2 – Summary of Significant Accounting Policies

Restatement of Prior Period Financial Statements

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we concluded that there were errors in previously filed financial statements. In the course of our review, management determined that (a) certain warrants issued in 2010 in connection with our $60 million term loan facility (the “Warrants”) were improperly valued at inception and improperly classified as equity instruments rather than liability instruments. As a result of the improper classification of the Warrants, (b) the debt discount and associated interest expense related to the amortization of the debt discount was understated for all periods in which the associated debt was outstanding, and (c) the consolidated condensed statement of operations and comprehensive income (loss) for each reporting period was misstated by the omission of the changes in fair value of the Warrants as a liability instrument. Additionally, (d) certain exploration overhead was incorrectly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed, and (e) certain leasehold maintenance and other costs were improperly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed. Finally, (f) advances to equity affiliate were improperly classified as an operating activity rather than an investing activity and (g) certain costs were improperly classified as an investing activity rather than an operating activity on the consolidated condensed statement of cash flows. Such errors impacted annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012.

As a result of the errors related to the Warrants described above, loss on extinguishment of debt was understated for the year ended December 31, 2011 and the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.

An additional error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity for the quarter ended March 31, 2012.

We have restated our segment footnote information to reflect the applicable errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable. Such errors impacted annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012.

In assessing the severity of the errors, management determined that the errors were material to the consolidated condensed financial statements for the year ended December 31, 2011 and quarterly information for all quarters in 2011 and the first quarter of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated condensed statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated condensed balance sheets related to income taxes.

The following tables set forth the effect of the adjustments described above on the consolidated condensed statements of operations and comprehensive income (loss) and the consolidated condensed statements of cash flows for the three months ended March 31, 2012 and 2011, and the consolidated condensed balance sheets as of March 31, 2012 and December 31, 2011.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	As Previously Reported	Adjustment	As RESTATED	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$105	$—	$105	$124	$—	$124
Exploration expense(a)	1,443	492	1,935	1,189	110	1,299
Dry hole costs	5,546	—	5,546	—	—	—
General and administrative	5,842	—	5,842	6,675	—	6,675

Total expenses	12,936	492	13,428	7,988	110	8,098

Loss from operations	(12,936)	(492)	(13,428)	(7,988)	(110)	(8,098)
Other non-operating income (expense) Investment earnings and other	69	—	69	145	—	145
Unrealized gain (loss) on warrant derivatives(b)	—	432	432	—	(2,516)	(2,516)
Interest expense(c)	(394)	302	(92)	(2,212)	(1,341)	(3,553)
Debt conversion expense	(2,422)	—	(2,422)	—	—	—
Other non-operating expense	(256)	—	(256)	(431)	—	(431)
Foreign currency transaction loss	(22)	—	(22)	(11)	—	(11)

	(3,025)	734	(2,291)	(2,509)	(3,857)	(6,366)

Income (Loss) from Continuing Operations Before Income taxes	(15,961)	242	(15,719)	(10,497)	(3,967)	(14,464)
Income tax expense (benefit)(d)	(1,220)	—	(1,220)	222	237	459

Income (Loss) from Continuing Operations	(14,741)	242	(14,499)	(10,719)	(4,204)	(14,923)
Net Income from Equity Affiliate(e)	16,758	138	16,896	18,494	(38)	18,456

Net Income (Loss) from Continuing Operations	2,017	380	2,397	7,775	(4,242)	3,533
Loss from Discontinued Operations	(115)	—	(115)	(3,266)	—	(3,266)

Net Income	1,902	380	2,282	4,509	(4,242)	267
Less: Net Income Attributable to Noncontrolling Interest(e)	3,294	28	3,322	3,427	(8)	3,419

Net Income (Loss) Attributable To Harvest	$(1,392)	$352	$(1,040)	$1,082	$(4,234)	$(3,152)

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$(0.04)	$0.01	$(0.03)	$0.03	$(0.13)	$(0.10)

Diluted	$(0.04)	$0.01	$(0.03)	$0.02	$(0.12)	$(0.10)

Comprehensive income (loss)	$(1,392)	$352	$(1,040)	$1,082	$(4,234)	$(3,152)

(a)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(b)	Represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(c)	For 2012, relates to the improper expensing of accrued interest associated with debt conversions. For 2011, as a result of the change in fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding and income tax expense improperly classified as interest expense.
(d)	Relates to income tax expense improperly classified as interest expense.
(e)	Relates to a previously identified immaterial error.

Consolidated Condensed Balance Sheets

	March 31, 2012
	As Previously		As
	Reported	Adjustment	RESTATED
	( in thousands)

Deferred income tax(a)	$2,628	$(2,628)	$—
Investment in equity affiliate(b)	361,812	138	361,950
Oil and gas properties(c)	67,784	(3,845)	63,939
Total assets(d)	505,109	(6,335)	498,774
Accrued interest payable(e)	653	(396)	257
Other current liabilities(f)	4,835	(2,203)	2,632
Income taxes payable(e)	979	(29)	950
Warrant derivative liability(g)	—	4,438	4,438
Total liabilities(h)	37,288	1,810	39,098
Additional paid in capital(i)	254,625	(8,831)	245,794
Retained earnings(j)	191,891	658	192,549
Total Harvest shareholders’ equity(k)	380,849	(8,173)	372,676
Noncontrolling interest(b)	86,972	28	87,000
Total equity	467,821	(8,145)	459,676

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Represents a previously identified immaterial error.
(c)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(d)	Relates to (a) through (c) above.
(e)	Represents income taxes that were improperly classified as interest payable in 2011.
(f)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(g)	Represents fair value of the Warrants at the reporting date.
(h)	Relates to (e) through (g) above.
(i)	Relates to (a) the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the reversal of the original fair value of certain Warrants that did not qualify for equity classification and (b) deferred financing costs of $439 thousand that were erroneously expensed rather than capitalized to additional paid-in capital.
(j)	Relates to (a) net increase in expense in 2010, 2011, and the first three months of 2012 related to exploration expense of $3,015 thousand, (b) net increase in unrealized gain on warrant derivatives of $10,562 thousand for cumulative 2010, 2011 and the first three months of 2012, (c) net increase in interest expense of $2,619 thousand cumulative for 2010, 2011 and the first three months of 2012, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income from equity affiliate of $138 thousand less noncontrolling interest of $28 thousand due to a previously identified immaterial error, (f) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(k)	Relates to reclassification of the Warrants as described in (i) above plus the impact of retained earnings described in (j) above.

Consolidated Condensed Balance Sheets

	December 31, 2011
	As Previously		As
	Reported	Adjustment	RESTATED
	( in thousands)

Deferred income taxes(a)	$2,628	$(2,628)	$—
Oil and gas properties(b)	65,671	(3,216)	62,455
Total assets(c)	513,047	(5,844)	507,203
Accrued interest payable(d)	1,372	(396)	976
Other current liabilities(e)	4,835	(2,203)	2,632
Income taxes payable(d)	718	(29)	689
Warrant derivative liability(f)	—	4,870	4,870
Total liabilities(g)	65,592	2,242	67,834
Additional paid in capital(h)	236,192	(8,392)	227,800
Retained earnings(i)	193,283	306	193,589
Total Harvest shareholders’ equity(j)	363,777	(8,086)	355,691
Total equity	447,455	(8,086)	439,369

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Relates to (a) and (b) above.
(d)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.
(e)	Relates to a deferred tax asset that was erroneously reported gross of the related liability and income taxes improperly classified as interest payable.
(f)	Relates to the reclassification of the Warrants out of additional paid in capital to warrant derivative liabilities. The fair value of the Warrants was not appropriately determined at inception because certain features of the Warrants were not originally considered in the fair value calculation. Thus, the correction of the error to record the Warrants as a liability does not agree to the correction of the error removing the Warrants from equity. Additionally, the Warrants were not properly marked to market at the end of each period. The warrant derivative liability was valued at $15,000 thousand at inception with subsequent reductions in fair value of $344 thousand in 2010 and $9,786 thousand in 2011.
(g)	Relates to (d) through (f) above.
(h)	Relates to the reversal of the amount recorded to equity at inception for the Warrants of $11,122 thousand and the reversal of the amount removed from additional paid in capital of $2,730 thousand when a portion of the Warrants were redeemed by the Company. In May 2011, additional paid in capital was debited for $2,730 thousand for the reversal of the original fair value of such warrants which was an error as they did not qualify for equity classification.
(i)	Relates to (a) net increase in expense in 2010 and 2011 related to exploration expense of $2,523 thousand (inclusive of the reclassification of exploration expense to impairment of oil and gas properties of $3,335 thousand), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(j)	Relates to reclassification of the Warrants as described in (h) above plus the impact of retained earnings described in (i) above.

Consolidated Condensed Statements of Cash Flows

	March 31, 2012			March 31, 2011
	As Previously		As	As Previously		As
	Reported	Adjustment	RESTATED	Reported	Adjustment	RESTATED
	(in thousands)
Net cash provided by (used in) operating activities(a)(b)	$(12,343)	$(1,011)	$(13,354)	$(7,021)	$165	$(6,856)
Net cash provided by (used in) investing activities(a)(b)	(12,985)	1,011	(11,974)	(27,245)	(165)	(27,410)
Net cash provided by (used in) financing activities	(66)	—	(66)	227	—	227

Net decrease in cash and cash equivalents	(25,394)	—	(25,394)	(34,039)	—	(34,039)
Cash and cash equivalents at beginning of year	58,946	—	58,946	58,703	—	58,703

Cash and cash equivalents at end of year	$33,552	$—	$33,552	$24,664	$—	$24,664

(a)	For 2012, relates to $629 thousand of lease maintenance costs, exploration overhead and $378 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $4 thousand were previously erroneously classified as an operating activity rather than an investing activity.
(b)	For 2011, relates to $53 thousand of lease maintenance costs and $(34) thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $146 thousand were improperly classified as an operating activity rather than an investing activity.

In addition to the above, we have restated our segment footnote information to reflect the applicable errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	As Previously		As	As Previously		As
	Reported	Adjustments	RESTATED	Reported	Adjustments	RESTATED
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$12,715	$241	$12,956	$13,214	$74	$13,288
Indonesia(b)	(2,476)	(380)	(2,856)	(1,418)	—	(1,418)
Gabon(b)	(1,315)	(110)	(1,425)	(342)	(110)	(452)
Oman	(5,608)	—	(5,608)	(556)	—	(556)
United States(c)	(4,593)	601	(3,992)	(6,550)	(4,198)	(10,748)

Net income (loss) from continuing operations	(1,277)	352	(925)	4,348	(4,234)	114
Discontinued operations (Antelope Project)	(115)	—	(115)	(3,266)	—	(3,266)

Net income (loss) attributable to Harvest	$(1,392)	$352	$(1,040)	$1,082	$(4,234)	$(3,152)

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	For 2012, represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, and (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense.

	March 31, 2012			December 31, 2011
	As Previously		As	As Previously		As
	Reported	Adjustments	RESTATED	Reported	Adjustments	RESTATED
Operating Segment Assets
Venezuela(a)	$365,497	$138	$365,635	$348,802	$—	$348,802
Indonesia(b)	14,388	(1,885)	12,503	65,165	(50,572)	14,593
Gabon(b)	56,567	(1,668)	54,899	119,273	(63,768)	55,505
Oman(b)	6,586	—	6,586	20,980	(13,828)	7,152
United States(c)	259,404	(2,920)	256,484	137,531	122,325	259,856

	702,442	(6,335)	696,107	691,751	(5,843)	685,908
Intersegment eliminations	(197,333)	—	(197,333)	(178,704)	(1)	(178,705)

Total Assets	$505,109	$(6,335)	$498,774	$513,047	$(5,844)	$507,203

(a)	Represents a previously identified immaterial error.
(b)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable.
(c)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable and a deferred tax asset that was erroneously reported gross of the related liability.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.

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

Reporting and Functional Currency

The United States Dollar (“U.S. Dollar”) is the reporting and functional currency for all of our controlled subsidiaries and Petrodelta. Amounts denominated in non-U.S. Dollar currencies are re-measured into U.S. Dollars, and all currency gains or losses are recorded in the consolidated condensed statement of operations and comprehensive income (loss). We attempt to manage our operations in such a manner as to reduce our exposure to foreign exchange losses. However, there are many factors that affect foreign exchange rates and the resulting exchange gains and losses, many of which are beyond our influence.

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

Property and Equipment

We use the successful efforts method of accounting for oil and gas properties. The major components of property and equipment are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)

Unproved property costs	$60,814	$59,626
Oilfield inventories	3,125	2,829
Other administrative property	3,180	3,176

	67,119	65,631
Accumulated depletion, impairment and depreciation	(2,153)	(2,048)

	$64,966	$63,583

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the three months ended March 31, 2012, we capitalized interest costs of $0.7 million for qualifying oil and gas property additions (March 31, 2011: $0.9 million).

Derivative Financial Instruments

Under ASC 480 “Distinguishing Liabilities From Equity”, certain of our financial instruments with anti-dilution protection features do not meet the conditions to obtain equity classification, as there are conditions which may require settlement by transferring assets, and are required to be carried as derivative liabilities, at fair value, with changes in fair value reflected in our consolidated condensed statements of operations and comprehensive income (loss). See Note 14 – Warrant Derivative Liabilities for additional disclosures. In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.”

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

The Monte Carlo model is used on the warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. See Note 14 – Warrant Derivative Liability. This requires Level 3 inputs which are based on our estimates of the probability and timing of potential future financings and fundamental transactions. The assumptions we used are summarized in the following tables for warrants that were outstanding as of any of the balance sheet dates presented on our consolidated condensed balance sheets:

		March 31,	December 31,
		2012	2011
Significant assumptions (or ranges):
Stock price	Level 1 input	$7.08	$7.38
Term (years)		3.58	3.83
Volatility	Level 2 input	70%	70%
Risk-free rate	Level 1 input	0.66%	0.55%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability debt/equity raise	Level 3 input	80% / 20%	80% / 20%

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of March 31, 2012 and December 31, 2011. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Warrant derivative liabilities	$—	$—	$4,438	$4,438

Total liabilities	$—	$—	$4,438	$4,438

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Warrant derivative liabilities	$—	$—	$4,870	$4,870

Total liabilities	$—	$—	$4,870	$4,870

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

We record the net change in the fair value of the derivative positions listed above in unrealized gain (loss) on warrant derivative liabilities in our consolidated condensed statements of operations and comprehensive income (loss). During the three months ended March 31, 2012, an unrealized gain of $0.4 million was recorded to reflect the change in fair value of the warrants (March 31, 2011: $2.5 million unrealized loss).

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The following table presents the estimated fair values of our fixed interest rate, long-term debt instrument (Level 2) as of March 31, 2012.

	March 31, 2012
	Carrying	Fair
	Value	Value
	(in thousands)

8.25% senior unsecured convertible notes (Level 2)	$15,551	$22,100

The fair value of our fixed interest debt instruments (Level 2) is based on the most recent market trades of the debt and weighted by the size of the trades.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	March 31,	December 31,
	2012	2011
	(in thousands)
Financial liabilities:
Beginning balance	$4,870	$14,656
Unrealized change in fair value	(432)	(9,786)

Ending balance	$4,438	$4,870

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

During the three months ended March 31, 2012, there were no transfers between Level 1, Level 2 and Level 3 liabilities.

Noncontrolling Interests

Changes in noncontrolling interest were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
	(RESTATED*)

Balance at beginning of period	$83,678	$69,501
Net income attributable to noncontrolling interest	3,322	3,419

Balance at end of period	$87,000	$72,920

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
	(RESTATED*)	(RESTATED*)

Income (loss) from continuing operations(a)	$(925)	$114
Discontinued operations	(115)	(3,266)

Net income (loss) attributable to Harvest	$(1,040)	$(3,152)

Weighted average common shares outstanding	34,884	33,945
Effect of dilutive securities	—	2,122

Weighted average common shares, diluted	34,884	36,067

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.03)	$—
Income (loss) from discontinued operations	—	(0.10)

Basic earnings (loss) per share	$(0.03)	$(0.10)

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.03)	$—
Income (loss) from discontinued operations	—	(0.10)

Diluted earnings (loss) per share	$(0.03)	$(0.10)

(a)	Net of income attributable to noncontrolling interest.
*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

The three months ended March 31, 2012 per share calculations above exclude 3.9 million options and 1.7 million warrants because they were anti-dilutive. The three months ended March 31, 2011 per share calculations above exclude 0.2 million options and 1.6 million warrants because they were anti-dilutive.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)
Operating Segment Income (Loss) Attributable to Harvest
Venezuela	$12,956	$13,288
Indonesia	(2,856)	(1,418)
Gabon	(1,425)	(452)
Oman	(5,608)	(556)
United States	(3,992)	(10,748)

Net income (loss) from continuing operations	(925)	114
Discontinued operations (Utah Operations)	(115)	(3,266)

Net income (loss)	$(1,040)	$(3,152)

	March 31,	December 31,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)
Operating Segment Assets
Venezuela	$365,635	$348,802
Indonesia	12,503	14,593
Gabon	54,899	55,505
Oman	6,586	7,152
United States	256,484	259,856

	696,107	685,908
Intersegment eliminations	(197,333)	(178,705)

	$498,774	$507,203

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

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

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. This method of calculation overstates the liability for the Sports Law contribution by $0.3 million ($0.1 million net to our 32 percent interest). We have adjusted for the over accrual of the Sports Law in the three months ended March 31, 2012 net income from equity affiliate. See Note 2 – Summary of Significant Accounting Policies, Restatement of Prior Period Financial Statements.

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

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Revenues:
Oil sales	$324,497	$226,613
Gas sales	972	726
Royalty	(107,339)	(77,315)

	218,130	150,024
Expenses:
Operating expenses	21,581	14,282
Workovers	5,908	6,475
Depletion, depreciation and amortization	17,922	12,487
General and administrative	4,983	(930)
Windfall profits tax	84,738	27,126

	135,132	59,440

Income from operations	82,998	90,584

Investment Earnings and Other	1	167
Interest expense	(1,913)	(1,272)

Income before Income Tax	81,086	89,479

Current income tax expense	42,070	53,343
Deferred income tax benefit	(13,490)	(25,762)

Net Income	52,506	61,898
Adjustment to reconcile to reported Net Income from Unconsolidated Equity Affiliate (RESTATED*):
Deferred income tax expense	12,041	17,871
Unrealized loss on fair value of VAT	—	95
Sports law over accrual	(345)	—

Net Income Equity Affiliate	40,810	43,932
Equity interest in unconsolidated equity affiliate	40%	40%

Income before amortization of excess basis in equity affiliate	16,324	17,573
Amortization of excess basis in equity affiliate	(489)	(421)
Conform depletion expense to GAAP	1,061	(81)

Net income from unconsolidated equity affiliate	$16,896	$17,071

	March 31,	December 31,
	2012	2011
	(in thousands)

Current assets	$1,232,620	$979,868
Property and equipment	414,990	409,941
Other assets	164,937	146,499
Current liabilities	1,034,435	808,955
Other liabilities	52,319	53,073
Net equity	725,793	674,280

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

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

Based on the multiple oil and gas shows encountered in both the LG-1 and KD-1, we are working on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. The Budong PSC represents $5.3 million of unproved oil and gas properties on our March 31, 2012 balance sheet (RESTATED) (December 31, 2011: $5.3 million).

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

The Dussafu PSC represents $50.0 million of unproved oil and gas properties on our March 31, 2012 balance sheet (RESTATED) (December 31, 2011: $48.9 million).

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

Note 13 – Common Stock Warrants

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

The Warrants include anti-dilution provisions which adjust the number of warrants and the exercise price per warrant based on the issuance of additional shares. The induced conversions related to the $32 million senior convertible notes triggered the anti-dilution provision which resulted in the issuance of 72,830 additional warrants in the three months ended March 31, 2012 (December 31, 2011: 2,007 additional warrants). In addition, the exercise price per share for all Warrants was repriced to $14.12 per warrant. The Warrants are classified as a liability on our consolidated condensed balance sheets and marked to market. See Note 2 – Summary of Significant Accounting Policies, Restatement of Prior Period Financial Statements.

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

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at March 31, 2012 were:

			Warrants
Date Issued	Expiration Date	Exercise Price	Issued	Outstanding
			(warrants in thousands)
November 2010	November 2015	$14.12	1,600	1,600
October 2011	November 2015	14.12	2	2
March 2012	November 2015	14.12	73	73

			1,675	1,675

Note 14 – Warrant Derivative Liabilities

As of March 31, 2012, derivative financial instruments consisted of 1,674,837 warrants (December 31, 2011: 1,602,007 warrants) issued under the warrant agreements dated November 2010 in connection with a $60 million term loan. The fair value of the warrants as of March 31, 2012 was $2.65 per warrant (December 31, 2011: $3.04 per warrant).

These warrant agreements include provisions wherein we may be required to settle the warrant agreement by transferring assets. Consequently, these warrants must be treated as a derivative liability, bifurcated from the host instrument, and recorded at fair value at each reporting date. In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.”

All our warrant derivative contracts are recorded at fair value and are located in the balance sheet as warrant derivative liability. The following table summarizes the effect on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Unrealized gain (loss) on warrant derivatives	$432	$(2,516)

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

Note 15 – Subsequent Event

We conducted our subsequent events review up through the date of the issuance of the original Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operations

Restatement of Prior Period Financial Statements

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we concluded that there were errors in previously filed financial statements. In the course of our review, management determined that (a) certain warrants issued in 2010 in connection with our $60 million term loan facility (the “Warrants”) were improperly valued at inception and improperly classified as equity instruments rather than liability instruments. As a result of the improper classification of the Warrants, (b) the debt discount and associated interest expense related to the amortization of the debt discount was understated for all periods in which the associated debt was outstanding, and (c) the consolidated condensed statement of operations and comprehensive income (loss) for each reporting period was misstated by the omission of the changes in fair value of the Warrants as a liability instrument. Additionally, (d) certain exploration overhead was incorrectly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed, and (e) certain leasehold maintenance and other costs were improperly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed. Finally, (f) advances to equity affiliate were improperly classified as an operating activity rather than an investing activity and (g) certain costs were improperly classified as an investing activity rather than an operating activity on the consolidated condensed statement of cash flows. Such errors impacted annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012.

As a result of the errors related to the Warrants described above, loss on extinguishment of debt was understated for the year ended December 31, 2011 and the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.

An additional error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity for the quarter ended March 31, 2012.

We have restated our segment footnote information to reflect the applicable errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable. Such errors impacted annual period ended

December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012.

In assessing the severity of the errors, management determined that the errors were material to the consolidated condensed financial statements for the year ended December 31, 2011 and quarterly information for all quarters in 2011 and the first quarter of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated condensed statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated condensed balance sheets related to income taxes.

The following tables set forth the effect of the adjustments described above on the consolidated condensed statements of operations and comprehensive income (loss) and the consolidated condensed statements of cash flows for the three months ended March 31, 2012 and 2011, and the consolidated condensed balance sheets as of March 31, 2012 and December 31, 2011.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	As Previously		As	As Previously		As
	Reported	Adjustment	RESTATED	Reported	Adjustment	RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$105	$—	$105	$124	$—	$124
Exploration expense(a)	1,443	492	1,935	1,189	110	1,299
Dry hole costs	5,546	—	5,546	—	—	—
General and administrative	5,842	—	5,842	6,675	—	6,675

Total expenses	12,936	492	13,428	7,988	110	8,098

Loss from operations	(12,936)	(492)	(13,428)	(7,988)	(110)	(8,098)
Other non-operating income (expense) Investment earnings and other	69	—	69	145	—	145
Unrealized gain (loss) on warrant derivatives(b)	—	432	432	—	(2,516)	(2,516)
Interest expense(c)	(394)	302	(92)	(2,212)	(1,341)	(3,553)
Debt conversion expense	(2,422)	—	(2,422)	—	—	—
Other non-operating expense	(256)	—	(256)	(431)	—	(431)
Foreign currency transaction loss	(22)	—	(22)	(11)	—	(11)

	(3,025)	734	(2,291)	(2,509)	(3,857)	(6,366)

Income (Loss) from Continuing Operations Before Income taxes	(15,961)	242	(15,719)	(10,497)	(3,967)	(14,464)
Income tax expense (benefit)(d)	(1,220)	—	(1,220)	222	237	459

Income (Loss) from Continuing Operations	(14,741)	242	(14,499)	(10,719)	(4,204)	(14,923)
Net Income from Equity Affiliate(e)	16,758	138	16,896	18,494	(38)	18,456

Net Income (Loss) from Continuing Operations	2,017	380	2,397	7,775	(4,242)	3,533
Loss from Discontinued Operations	(115)	—	(115)	(3,266)	—	(3,266)

Net Income	1,902	380	2,282	4,509	(4,242)	267
Less: Net Income Attributable to Noncontrolling Interest(e)	3,294	28	3,322	3,427	(8)	3,419

Net Income (Loss) Attributable To Harvest	$(1,392)	$352	$(1,040)	$1,082	$(4,234)	$(3,152)

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$(0.04)	$0.01	$(0.03)	$0.03	$(0.13)	$(0.10)

Diluted	$(0.04)	$0.01	$(0.03)	$0.02	$(0.12)	$(0.10)

Comprehensive income (loss)	$(1,392)	$352	$(1,040)	$1,082	$(4,234)	$(3,152)

(a)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(b)	Represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(c)	For 2012, relates to the improper expensing of accrued interest associated with debt conversions. For 2011, as a result of the change in fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding and income tax expense improperly classified as interest expense.
(d)	Relates to income tax expense improperly classified as interest expense.
(e)	Relates to a previously identified immaterial error.

Consolidated Condensed Balance Sheets

	March 31, 2012
	As Previously		As
	Reported	Adjustment	RESTATED
	( in thousands)

Deferred income tax(a)	$2,628	$(2,628)	$—
Investment in equity affiliate(b)	361,812	138	361,950
Oil and gas properties(c)	67,784	(3,845)	63,939
Total assets(d)	505,109	(6,335)	498,774
Accrued interest payable(e)	653	(396)	257
Other current liabilities(f)	4,835	(2,203)	2,632
Income taxes payable(e)	979	(29)	950
Warrant derivative liability(g)	—	4,438	4,438
Total liabilities(h)	37,288	1,810	39,098
Additional paid in capital(i)	254,625	(8,831)	245,794
Retained earnings(j)	191,891	658	192,549
Total Harvest shareholders’ equity(k)	380,849	(8,173)	372,676
Noncontrolling interest(b)	86,972	28	87,000
Total equity	467,821	(8,145)	459,676

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Represents a previously identified immaterial error.
(c)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(d)	Relates to (a) through (c) above.
(e)	Represents income taxes that were improperly classified as interest payable in 2011.
(f)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(g)	Represents fair value of the Warrants at the reporting date.
(h)	Relates to (e) through (g) above.
(i)	Relates to (a) the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the reversal of the original fair value of certain Warrants that did not qualify for equity classification and (b) deferred financing costs of $439 thousand that were erroneously expensed rather than capitalized to additional paid-in capital.
(j)	Relates to (a) net increase in expense in 2010, 2011, and the first three months of 2012 related to exploration expense of $3,015 thousand, (b) net increase in unrealized gain on warrant derivatives of $10,562 thousand for cumulative 2010, 2011 and the first three months of 2012, (c) net increase in interest expense of $2,619 thousand cumulative for 2010, 2011 and the first three months of 2012, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income from equity affiliate of $138 thousand less noncontrolling interest of $28 thousand due to a previously identified immaterial error, (f) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(k)	Relates to reclassification of the Warrants as described in (i) above plus the impact of retained earnings described in (j) above.

Consolidated Condensed Balance Sheets

	December 31, 2011
	As Previously		As
	Reported	Adjustment	RESTATED
	( in thousands)

Deferred income taxes(a)	$2,628	$(2,628)	$—
Oil and gas properties(b)	65,671	(3,216)	62,455
Total assets(c)	513,047	(5,844)	507,203
Accrued interest payable(d)	1,372	(396)	976
Other current liabilities(e)	4,835	(2,203)	2,632
Income taxes payable(d)	718	(29)	689
Warrant derivative liability(f)	—	4,870	4,870
Total liabilities(g)	65,592	2,242	67,834
Additional paid in capital(h)	236,192	(8,392)	227,800
Retained earnings(i)	193,283	306	193,589
Total Harvest shareholders’ equity(j)	363,777	(8,086)	355,691
Total equity	447,455	(8,086)	439,369

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Relates to (a) and (b) above.
(d)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.
(e)	Relates to a deferred tax asset that was erroneously reported gross of the related liability and other current liabilities that were improperly classified as interest payable and income taxes payable.
(f)	Relates to the reclassification of the Warrants out of additional paid in capital to warrant derivative liabilities. The fair value of the Warrants was not appropriately determined at inception because certain features of the Warrants were not originally considered in the fair value calculation. Thus, the correction of the error to record the Warrants as a liability does not agree to the correction of the error removing the Warrants from equity. Additionally, the Warrants were not properly marked to market at the end of each period. The warrant derivative liability was valued at $15,000 thousand at inception with subsequent reductions in fair value of $344 thousand in 2010 and $9,786 thousand in 2011.
(g)	Relates to (d) through (f) above.
(h)	Relates to the reversal of the amount recorded to equity at inception for the Warrants of $11,122 thousand and the reversal of the amount removed from additional paid in capital of $2,730 thousand when a portion of the Warrants were redeemed by the Company. In May 2011, additional paid in capital was debited for $2,730 thousand for the reversal of the original fair value of such warrants which was an error as they did not qualify for equity classification.
(i)	Relates to (a) net increase in expense in 2010 and 2011 related to exploration expense of $2,523 thousand (inclusive of the reclassification of exploration expense to impairment of oil and gas properties of $3,335 thousand), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(j)	Relates to reclassification of the Warrants as described in (h) above plus the impact of retained earnings described in (i) above.

Consolidated Condensed Statements of Cash Flows

	March 31, 2012			March 31, 2011
	As Previously		As	As Previously		As
	Reported	Adjustment	RESTATED	Reported	Adjustment	RESTATED
	(in thousands)
Net cash provided by (used in) operating activities(a)(b)	$(12,343)	$(1,011)	$(13,354)	$(7,021)	$165	$(6,856)
Net cash provided by (used in) investing activities(a)(b)	(12,985)	1,011	(11,974)	(27,245)	(165)	(27,410)
Net cash provided by (used in) financing activities	(66)	—	(66)	227	—	227

Net decrease in cash and cash equivalents	(25,394)	—	(25,394)	(34,039)	—	(34,039)
Cash and cash equivalents at beginning of year	58,946	—	58,946	58,703	—	58,703

Cash and cash equivalents at end of year	$33,552	$—	$33,552	$24,664	$—	$24,664

(a)	For 2012, relates to $629 thousand of lease maintenance costs, exploration overhead and $378 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $4 thousand were previously erroneously classified as an operating activity rather than an investing activity.
(b)	For 2011, relates to $53 thousand of lease maintenance costs and $(34) thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $146 thousand were improperly classified as an operating activity rather than an investing activity.

In addition to the above, we have restated our segment footnote information to reflect the applicable errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	As Previously		As	As Previously		As
	Reported	Adjustments	RESTATED	Reported	Adjustments	RESTATED
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$12,715	$241	$12,956	$13,214	$74	$13,288
Indonesia(b)	(2,476)	(380)	(2,856)	(1,418)	—	(1,418)
Gabon(b)	(1,315)	(110)	(1,425)	(342)	(110)	(452)
Oman	(5,608)	—	(5,608)	(556)	—	(556)
United States(c)	(4,593)	601	(3,992)	(6,550)	(4,198)	(10,748)

Net income (loss) from continuing operations	(1,277)	352	(925)	4,348	(4,234)	114
Discontinued operations (Antelope Project)	(115)	—	(115)	(3,266)	—	(3,266)

Net income (loss) attributable to Harvest	$(1,392)	$352	$(1,040)	$1,082	$(4,234)	$(3,152)

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	For 2012, represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, and (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense.

	March 31, 2012			December 31, 2011
	As Previously		As	As Previously		As
	Reported	Adjustments	RESTATED	Reported	Adjustments	RESTATED
Operating Segment Assets
Venezuela(a)	$365,497	$138	$365,635	$348,802	$—	$348,802
Indonesia(b)	14,388	(1,885)	12,503	65,165	(50,572)	14,593
Gabon(b)	56,567	(1,668)	54,899	119,273	(63,768)	55,505
Oman(b)	6,586	—	6,586	20,980	(13,828)	7,152
United States(c)	259,404	(2,920)	256,484	137,531	122,325	259,856

	702,442	(6,335)	696,107	691,751	(5,843)	685,908
Intersegment eliminations	(197,333)	—	(197,333)	(178,704)	(1)	(178,705)

Total Assets	$505,109	$(6,335)	$498,774	$513,047	$(5,844)	$507,203

(a)	Represents a previously identified immaterial error.
(b)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable.
(c)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable and a deferred tax asset that was erroneously reported gross of the related liability.

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

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. This method of calculation overstates the liability for the Sports Law contribution by $0.3 million ($0.1 million net to our 32 percent interest). We have adjusted for the over accrual of the Sports Law in the three months ended March 31, 2012 net income from equity affiliate. See Operations – Restatement of Prior Period Financial Statements above.

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

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Thousand barrels of oil sold	2,984	2,583
Million cubic feet of gas sold	630	470
Total thousand barrels of oil equivalent	3,089	2,661
Average price per barrel	$108.75	$87.73
Average price per thousand cubic feet	$1.54	$1.54
Cash operating costs ($millions)	$21.6	$14.3
Capital expenditures ($ millions)	$26.1	$34.4

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

During the three months ended March 31, 2012, we had cash capital expenditures of $5.8 million (RESTATED) for plugging and abandonment costs.

Dussafu Project – Gabon

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

During the three months ended March 31, 2012, we had cash capital expenditures of $1.0 million (RESTATED) for seismic processing.

Block 64 EPSA Project – Oman

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

Additionally, any dividend received from Petrodelta carries a liability to our non-controlling interest holder, Vinccler, for its 20 percent share. Dividends declared and paid by Petrodelta are paid to HNR Finance, our consolidated subsidiary. HNR Finance must declare a dividend in order for us and Vinccler to receive our respective shares of Petrodelta’s dividends. A dividend from HNR Finance is due upon demand. As of May 4, 2012, Vinccler’s share of the undistributed dividends is $9.0 million inclusive of the unpaid November 2010 dividend. See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 12 – Related Party Transactions.

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

Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)

Net cash used in operating activities	$(13,354)	$(6,856)
Net cash used in investing activities	(11,974)	(27,410)
Net cash provided by (used in) financing activities	(66)	227

Net decrease in cash and cash equivalents	$(25,394)	$(34,039)

*	See Operations – Restatement of Prior Period Financial Statements above.

At March 31, 2012, we had current assets of $66.7 million and current liabilities of $33.7 million, resulting in working capital of $33.0 million and a current ratio of 2.0:1. This compares with a working capital of $62.6 million and a current ratio of 3.1:1 at December 31, 2011. The decrease in working capital of $29.6 million was primarily due to reclassification of current portion of long-term debt and increases in capital expenditures.

Cash Flow used in Operating Activities. During the three months ended March 31, 2012 and 2011, net cash used in operating activities was approximately $13.4 million and $6.9 million, respectively. The $6.5 million decrease was primarily due to decreases in accounts payable and accrued expenses offset by decreases in accounts and notes receivable.

Cash Flow from Investing Activities. Our cash capital expenditures for property and equipment are summarized in the following table:

	March 31,
	2012	2011
	(in millions)
	(RESTATED*)	(RESTATED*)

Budong PSC	$5.8	$5.5
Dussafu PSC	1.0	2.1
Block 64 EPSA	5.2	—
Other projects	—	0.8

Total additions of property and equipment –continuing operations	12.0	8.4
Assets Held for Sale – Antelope Project(1)	—	15.6

Total additions of property and equipment	$12.0	$24.0

(1)	See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions.
*	See Operations – Restatement of Prior Period Financial Statements above.

During the three months ended March 31, 2012, we:

•	Advanced $0.1 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million.

During the three months ended March 31, 2011, we:

•	Received $1.3 million from the sale of our equity investment in Fusion;

•	Deposited $4.5 million as collateral for a standby letter of credit issued in support of the drilling unit to be used on the Gabon PSC; and

•	Advanced $0.3 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million.

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

Three Months Ended March 31, 2012 (RESTATED) Compared with Three Months Ended March 31, 2011 (RESTATED)

We reported net loss attributable to Harvest of $1.0 million, or $(0.03) diluted earnings per share, for the three months ended March 31, 2012, compared with a net loss attributable to Harvest of $3.2 million, or $(0.10) diluted earnings per share, for the three months ended March 31, 2011.

Total expenses and other non-operating (income) expense (in millions):

	Three Months Ended
	March 31,		Increase
	2012	2011	(Decrease)
	(RESTATED*)	(RESTATED*)
Depreciation and amortization	$0.1	$0.1	$—
Exploration expense	1.9	1.3	0.6
Dry hole costs	5.5	—	5.5
General and administrative	5.8	6.7	(0.9)
Investment earnings and other	(0.1)	(0.1)	—
Unrealized (gain) loss on warrant derivative	(0.4)	2.5	(2.9)
Interest expense	0.1	3.6	(3.5)
Debt conversion expense	2.4	—	2.4
Other non-operating expenses	0.3	0.4	(0.1)
Income tax expense (benefit)	(1.2)	0.4	(1.6)

*	See Operations – Restatement of Prior Period Financial Statements above.

During the three months ended March 31, 2012, we incurred $1.1 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $0.6 million related to lease maintenance, and $0.2 million related to other general business development activities. During the three months ended March 31, 2011, we incurred $1.1 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations. $0.1 million related to lease maintenance and $0.1 million related to other general business development activities.

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

The increase in unrealized gain on warrant derivatives in the three months ended March 31, 2012 from the three months ended March 31, 2011 was due to the change in fair value for our warrant derivative liabilities: $2.65 per warrant at March 31, 2012 and $2.86 weighted average price per warrant at March 31, 2011.

The decrease in interest expense in the three months ended March 31, 2012 from the three months ended March 31, 2011 was due to the repayment in May 2011 of our $60 million term loan facility and interest capitalized to oil and gas properties of $0.7 million.

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

Evaluation of Disclosure Controls and Procedures. In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. In connection with the restatement of the unaudited consolidated condensed financial statements for the three months ended March 31, 2012 as discussed in Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 2 – Summary of Significant Accounting Policies, Restatement of Prior Period Financial Statements, a reevaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e), as amended, (the “Exchange Act”) as of March 31, 2012. Based on that evaluation and in light of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Accounting for Income Taxes

We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including income tax expense and income tax assets and liabilities. Specifically, we did not maintain effective controls to (1) document our analysis, considerations and evaluation of relevant facts related to our accounting judgments for income taxes, (2) account for uncertain tax positions, and (3) ensure appropriate recording and presentation of our net operating losses and associated valuation allowance and related footnote disclosures. This control deficiency resulted in the misstatement of income tax expense, deferred tax assets, our valuation allowance, and related financial statement disclosures.

Financial Reporting Process

We did not maintain effective internal control over certain of our financial close and reporting processes because of the following material weaknesses:

(a)	We did not maintain effective controls over segregation of duties related to certain system access rights and the recording and review of journal entries for validity, accuracy, and completeness for substantially all significant accounts. Specifically, certain individuals have incompatible access rights within key IT systems and certain accounting personnel have the ability to prepare and post journal entries without an independent review that is designed with sufficient rigor and precision to prevent or detect an error.

(b)	We did not maintain effective controls over the preparation and review of certain classification and disclosure matters impacting the financial statements and related notes. Specifically, controls are not designed and operating effectively to accumulate and review all information required to ensure complete, accurate, and proper presentation of the statement of cash flows and financial statement disclosures. This control deficiency resulted in the misstatement of cash provided by or used in investing and operating activities and related financial statement disclosures and the misstatement of segment information.

(c)	We did not maintain effective controls over significant and complex debt and equity transactions. Specifically, controls were not designed and operating effectively to ensure completeness and accuracy over the identification, evaluation, analysis and recording of significant and complex debt and equity transactions and the associated financial statement impact. This control deficiency resulted in the misstatement of additional paid-in capital, interest expense, unrealized gain (loss) on warrant derivatives, and related financial statement disclosures.

Additionally, each of the control deficiencies described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements and financial statement schedule that would not be prevented or detected. Certain of these material weaknesses resulted in errors which required the restatement of our unaudited interim consolidated condensed financial statements for the three months ended March 31, 2012 and 2011.

Remediation Plan. In response to the identified material weaknesses, our management, with oversight from our Audit Committee will dedicate appropriate resources to remediate the material weaknesses described above. Until the remediation steps set forth below are fully implemented, the material weaknesses described above will continue to exist.

Management is taking the following actions to remediate the material weakness related to oil and gas unproved properties described above:

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

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect that Company’s internal control over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying amended Quarterly Report on Form 10-Q/A pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying amended Quarterly Report on Form 10-Q/A pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

Dated: May 13, 2013	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: May 13, 2013	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President – Finance, Chief Financial Officer
and Treasurer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying amended Quarterly Report on Form 10-Q/A pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying amended Quarterly Report on Form 10-Q/A pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document