Form 10-Q/A
period 2012-06-30
HARVEST NATURAL RESOURCES, INC.
filed 2013-05-13
CIK 845289

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

Restatement

Overview

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is filing this Amendment on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, filed with the Securities and Exchange Commission (“SEC”) on August 9, 2012 (“Original Form 10-Q”). Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Form 10-Q/A contains complete text of Items 1, 2 and 4 of Part 1, and Item 6 of Part II as amended as well as certain currently dated certifications.

The Form 10-Q/A is being filed to amend and restate the Company’s previously issued consolidated condensed financial statements due to errors in previously filed financial statements. In the course of our review, management determined (a) certain warrants issued in 2010 in connection with our $60 million term loan facility (the “Warrants”) were improperly valued at inception and improperly classified as equity instruments rather than liability instruments. As a result of the improper classification of the Warrants, (b) the debt discount and associated interest expense related to the amortization of the debt discount was understated for all periods in which the associated debt was outstanding, and (c) the consolidated condensed statement of operations and comprehensive income (loss) for each reporting period was misstated by the omission of the changes in fair value of the Warrants as a liability instrument. Additionally, (d) certain exploration overhead was incorrectly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed, and (e) certain leasehold maintenance and other costs were improperly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed. Finally, (f) advances to equity affiliate were improperly classified as an operating activity rather than an investing activity and (g) certain costs were improperly classified as an investing activity rather than an operating activity on the consolidated condensed statement of cash flows. Such errors impacted the annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012.

As a result of the errors related to the Warrants described above, loss on extinguishment of debt was understated for the year ended December 31, 2011 and the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.

Additionally, an error was identified in the calculation of earnings (loss) per diluted share for the year ended December 31, 2011 and the three and six months ended June 30, 2011, and an additional error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity in the six months ended June 30, 2012.

We have restated our segment footnote information to reflect the applicable errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable. Such errors impacted the annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012.

In assessing the severity of the errors, management determined that the errors were material to the consolidated condensed financial statements for the year ended December 31, 2011 and quarterly information for all quarters in 2011 and the first and second quarters of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated condensed statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated condensed balance sheets related to income taxes.

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

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands)
	(RESTATED*)	(RESTATED*)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,746	$58,946
Restricted cash	—	1,200
Receivables, net:
Dividend receivable – equity affiliate	12,200	12,200
Joint interest and other	6,315	14,342
Note receivable	—	3,335
Advances to equity affiliate	2,538	2,388
Prepaid expenses and other	1,692	728

TOTAL CURRENT ASSETS	51,491	93,139
OTHER ASSETS	5,555	5,427
INVESTMENT IN EQUITY AFFILIATE	384,779	345,054
PROPERTY AND EQUIPMENT:
Oil and gas properties	66,017	62,455
Other administrative property, net	934	1,128

TOTAL PROPERTY AND EQUIPMENT, NET	66,951	63,583

TOTAL ASSETS	$508,776	$507,203

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$1,044	$7,381
Accounts payable, carry obligation	—	3,596
Accrued expenses	8,896	15,247
Accrued interest	612	976
Other current liabilities	2,632	2,632
Income taxes payable	1,221	689
Current portion – long-term debt	15,551	—

TOTAL CURRENT LIABILITIES	29,956	30,521
OTHER LONG-TERM LIABILITIES	956	908
WARRANT DERIVATIVE LIABILITY	6,079	4,870
LONG-TERM DEBT	—	31,535
COMMITMENTS AND CONTINGENCIES (See Note 6)

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at June 30, 2012 (December 31, 2011: 80,000 shares); issued 43,864 shares at June 30, 2012 (December 31, 2011: 40,625 shares)	438	406
Additional paid-in capital	247,178	227,800
Retained earnings	198,774	193,589
Treasury stock, at cost 6,527 shares at June 30, 2012 (December 31, 2011: 6,521 shares)	(66,145)	(66,104)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	380,245	355,691
NONCONTROLLING INTEREST	91,540	83,678

TOTAL EQUITY	471,785	439,369

TOTAL LIABILITIES AND EQUITY	$508,776	$507,203

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
	(RESTATED*)	(RESTATED*)	(RESTATED*)	(RESTATED*)
EXPENSES
Depreciation and amortization	$105	$119	$210	$243
Exploration expense	1,712	1,440	3,647	2,739
Impairment of oil and gas properties	—	3,335	—	3,335
Dry hole costs	71	—	5,617	—
General and administrative	6,524	7,049	12,366	13,724

	8,412	11,943	21,840	20,041

LOSS FROM OPERATIONS	(8,412)	(11,943)	(21,840)	(20,041)

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	80	240	149	385
Unrealized gain (loss) on warrant derivatives	(1,641)	7,060	(1,209)	4,544
Interest expense	(34)	(2,186)	(126)	(5,739)
Debt conversion expense	20	—	(2,402)	—
Loss on extinguishment of debt	—	(13,132)	—	(13,132)
Other non-operating expenses	(1,467)	(244)	(1,723)	(675)
Foreign currency transaction loss	(48)	(32)	(70)	(43)

	(3,090)	(8,294)	(5,381)	(14,660)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,502)	(20,237)	(27,221)	(34,701)

INCOME TAX EXPENSE (BENEFIT)	(1,022)	260	(2,242)	719

LOSS FROM CONTINUING OPERATIONS	(10,480)	(20,497)	(24,979)	(35,420)

NET INCOME FROM EQUITY AFFILIATES	22,829	18,284	39,725	36,740

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	12,349	(2,213)	14,746	1,320

DISCONTINUED OPERATIONS:
Income (Loss) from discontinued operations	(1,584)	480	(1,699)	(2,786)
Gain on sale of oil and gas properties	—	103,933	—	103,933
Income tax expense	—	(5,748)	—	(5,748)

Income (Loss) from discontinued operations	(1,584)	98,665	(1,699)	95,399

NET INCOME	10,765	96,452	13,047	96,719

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	4,540	3,639	7,862	7,058

NET INCOME ATTRIBUTABLE TO HARVEST	$6,225	$92,813	$5,185	$89,661

NET INCOME ATTRIBUTABLE TO HARVEST PER COMMON SHARE: (See Note 2 – Summary of Significant Accounting Policies, Earnings Per Share):
Basic	$0.17	$2.73	$0.14	$2.64

Diluted	$0.15	$2.73	$0.14	$2.64

COMPREHENSIVE INCOME	$6,225	$92,813	$5,185	$89,661

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,047	$96,719
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	210	1,053
Impairment of long-lived assets	—	1,440
Impairment of oil and gas properties costs	—	3,335
Dry hole costs	5,617	—
Amortization of debt financing costs	287	530
Amortization of discount on debt	—	2,876
Gain on sale of assets	—	(103,933)
Loss on early extinguishment of debt	—	10,983
Debt conversion expense	1,939	—
Allowance for account and note receivable	5,180	—
Write-off of accounts payable, carry obligation	(3,596)	—
Net income from equity affiliate	(39,725)	(36,740)
Share-based compensation-related charges	2,124	2,673
Unrealized (gain) loss on warrant derivative	1,209	(4,544)
Other current liabilities	—	425
Changes in operating assets and liabilities:
Receivables	6,182	(2,887)
Prepaid expenses and other	(950)	3,061
Other assets	(829)	(62)
Accounts payable	(6,337)	8,168
Accrued expenses	(2,177)	(2,469)
Accrued interest	(971)	(814)
Other long-term liabilities	48	(701)
Income taxes payable	532	6,032

NET CASH USED IN OPERATING ACTIVITIES	(18,210)	(14,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	217,833
Additions of property and equipment	(13,146)	(27,900)
Additions to assets held for sale	—	(31,742)
Proceeds from sale of equity affiliate	—	1,385
Advances to equity affiliate	(150)	(296)
(Increase) decrease in restricted cash	1,200	(7,323)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,096)	151,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	273	416
Proceeds from long term debt	—	(60,000)
Financing costs	(167)	(189)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	106	(59,773)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,200)	77,329

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,946	58,703

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,746	$136,032

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

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

Note 2 – Summary of Significant Accounting Policies

Restatement of Prior Period Financial Statements

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we concluded that there were errors in previously filed financial statements. In the course of our review, management determined that (a) certain warrants issued in 2010 in connection with our $60 million term loan facility (the “Warrants”) were improperly valued at inception and improperly classified as equity instruments rather than liability instruments. As a result of the improper classification of the Warrants, (b) the debt discount and associated interest expense related to the amortization of the debt discount was understated for all periods in which the associated debt was outstanding, and (c) the consolidated condensed statement of operations and comprehensive income (loss) for each reporting period was misstated by the omission of the changes in fair value of the Warrants as a liability instrument. Additionally, (d) certain exploration overhead was incorrectly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed, and (e) certain leasehold maintenance and other costs were improperly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed. Finally, (f) advances to equity affiliate were improperly classified as an operating activity rather than an investing activity and (g) certain costs were improperly classified as an investing activity rather than an operating activity on the consolidated condensed statement of cash flows. Such errors impacted annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012.

As a result of the errors related to the Warrants described above, loss on extinguishment of debt was understated for the year ended December 31, 2011 and the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.

Additionally, an error was identified in the calculation of earnings (loss) per diluted share for the year ended December 31, 2011 and the three and six months ended June 30, 2011, and an additional error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity in the six months ended June 30, 2012.

We have restated our segment footnote information to reflect the applicable errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable. Such errors impacted annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012.

In assessing the severity of the errors, management determined that the errors were material to the consolidated condensed financial statements for the year ended December 31, 2011 and quarterly information for all quarters in 2011 and the first and second quarters of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated condensed statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated condensed balance sheets related to income taxes.

The following tables set forth the effect of the adjustments described above on the consolidated condensed statements of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, the consolidated condensed statements of cash flows for the six months ended June 30, 2012 and 2011, and the consolidated condensed balance sheets as of June 30, 2012 and December 31, 2011.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	As Previously Reported	Adjustment	As RESTATED	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$105	$—	$105	$119	$—	$119
Exploration expense(a)	1,282	430	1,712	4,650	(3,210)	1,440
Impairment of oil and gas properties(b)	—	—	—	—	3,335	3,335
Dry hole costs	71	—	71	—	—	—
General and administrative	6,524	—	6,524	7,049	—	7,049

Total expenses	7,982	430	8,412	11,818	125	11,943

Loss from operations	(7,982)	(430)	(8,412)	(11,818)	(125)	(11,943)
Other non-operating income (expense)
Investment earnings and other	80	—	80	240	—	240
Unrealized gain (loss) on warrant derivatives(c)	—	(1,641)	(1,641)	—	7,060	7,060
Interest expense(d)	(34)	—	(34)	(1,704)	(482)	(2,186)
Debt conversion expense	20	—	20	—	—	—
Loss on early extinguishment of debt(e)	—	—	—	(9,682)	(3,450)	(13,132)
Other non-operating expense	(1,467)	—	(1,467)	(244)	—	(244)
Foreign currency transaction loss	(48)	—	(48)	(32)	—	(32)

	(1,449)	(1,641)	(3,090)	(11,422)	3,128	(8,294)

Income (Loss) from Continuing Operations Before Income taxes	(9,431)	(2,071)	(11,502)	(23,240)	3,003	(20,237)
Income tax expense (benefit)(f)	(426)	(596)	(1,022)	260	—	260

Income (Loss) from Continuing Operations	(9,005)	(1,475)	(10,480)	(23,500)	3,003	(20,497)
Net Income from Equity Affiliate(g)	22,661	168	22,829	18,246	38	18,284

Net Income (Loss) from Continuing Operations	13,656	(1,307)	12,349	(5,254)	3,041	(2,213)
Discontinued Operations
Income (Loss) from Discontinued Operations	(1,584)	—	(1,584)	480	—	480
Gain on sale of oil and gas properties	—	—	—	103,933	—	103,933
Income tax (expense) benefit	595	(595)	—	(5,748)	—	(5,748)

Income (Loss) from Discontinued Operations(h)	(989)	(595)	(1,584)	98,665	—	98,665

Net Income (Loss)	12,667	(1,902)	10,765	93,411	3,041	96,452
Less: Net Income Attributable to Noncontrolling Interest(g)	4,507	33	4,540	3,631	8	3,639

Net Income (Loss) Attributable To Harvest	$8,160	$(1,935)	$6,225	$89,780	$3,033	$92,813

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$0.22	$(0.05)	$0.17	$2.64	$0.09	$2.73

Diluted(i)	$0.20	$(0.05)	$0.15	$2.23	$0.50	$2.73

Comprehensive income (loss)	$8,160	$(1,935)	$6,225	$89,780	$3,033	$92,813

(a)	For 2012, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For the three months ended June 30, 2011, this amount was offset by a reclassification from exploration expense to impairment of oil and gas properties of $3,335 thousand in the three months ended June 30, 2011 for amounts that were erroneously classified as exploration expense.
(b)	For 2011, represents the reclassification from exploration expense to impairment of oil and gas properties for amounts that were erroneously classified as exploration expense.
(c)	For 2012 and 2011, represents changes in fair value of the Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(d)	For 2011, as a result of the change in fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding.
(e)	For 2011, the correction in the fair value of the Warrants and its classification as a liability resulted in an increase discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(f)	For 2012, represents income tax effect of adjustments.

(g)	For 2012 and 2011, represents a previously identified immaterial error.
(h)	For 2012, represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.
(i)	For 2011, in addition to the impact on EPS related to the adjustments described in (a) through (e) and (g) above, diluted EPS has been adjusted to reflect an error in the calculation of the weighted average common shares outstanding for dilutive EPS for the three months ended June 30, 2011. The weighted average common shares utilized for the calculation of diluted EPS was erroneously 40,260 thousand rather than 34,039 thousand.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As RESTATED	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$210	$—	$210	$243	$—	$243
Exploration expense(a)	2,725	922	3,647	5,839	(3,100)	2,739
Impairment of oil and gas properties(b)	—	—	—	—	3,335	3,335
Dry hole costs	5,617	—	5,617	—	—	—
General and administrative	12,366	—	12,366	13,724	—	13,724

Total expenses	20,918	922	21,840	19,806	235	20,041

Loss from operations	(20,918)	(922)	(21,840)	(19,806)	(235)	(20,041)
Other non-operating income (expense)
Investment earnings and other	149	—	149	385	—	385
Unrealized gain (loss) on warrant derivatives(c)	—	(1,209)	(1,209)	—	4,544	4,544
Interest expense(d)	(428)	302	(126)	(3,916)	(1,823)	(5,739)
Debt conversion expense	(2,402)	—	(2,402)	—	—	—
Loss on extinguishment of debt(e)	—	—	—	(9,682)	(3,450)	(13,132)
Other non-operating expense	(1,723)	—	(1,723)	(675)	—	(675)
Foreign currency transaction loss	(70)	—	(70)	(43)	—	(43)

	(4,474)	(907)	(5,381)	(13,931)	(729)	(14,660)

Loss from Continuing Operations Before Income taxes	(25,392)	(1,829)	(27,221)	(33,737)	(964)	(34,701)
Income tax expense (benefit)(f)	(1,646)	(596)	(2,242)	482	237	719

Loss from Continuing Operations	(23,746)	(1,233)	(24,979)	(34,219)	(1,201)	(35,420)
Net Income from Equity Affiliate(g)	39,419	306	39,725	36,740	—	36,740

Net Income (Loss) from Continuing Operations	15,673	(927)	14,746	2,521	(1,201)	1,320
Discontinued Operations
Income (Loss) from Discontinued Operations	(1,699)	—	(1,699)	(2,786)	—	(2,786)
Gain on sale of oil and gas properties	—	—	—	103,933	—	103,933
Income tax (expense) benefit	595	(595)	—	(5,748)	—	(5,748)

Income (Loss) from Discontinued Operations(h)	(1,104)	(595)	(1,699)	95,399	—	95,399

Net Income (Loss)	14,569	(1,522)	13,047	97,920	(1,201)	96,719
Less: Net Income Attributable to Noncontrolling Interest(g)	7,801	61	7,862	7,058	—	7,058

Net Income (Loss) Attributable To Harvest	$6,768	$(1,583)	$5,185	$90,862	$(1,201)	$89,661

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$0.19	$(0.05)	$0.14	$2.67	$(0.03)	$2.64

Diluted(i)	$0.18	$(0.04)	$0.14	$2.27	$0.37	$2.64

Comprehensive income (loss)	$6,768	$(1,583)	$5,185	$90,862	$(1,201)	$89,661

(a)	For 2012, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For the six months ended June 30, 2011, this amount was offset by a reclassification from exploration expense to impairment of oil and gas properties of $3,335 thousand in the six months ended June 30, 2011 for amounts that were erroneously classified as exploration expense.
(b)	For 2011, represents the reclassification from exploration expense to impairment of oil and gas properties for amounts that were erroneously classified as exploration expense.

(c)	Represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(d)	For 2012, relates to the improper expensing of accrued interest associated with debt conversions. For 2011, as a result of the change in fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding and income taxes improperly classified as interest expense.
(e)	The correction in the fair value of the Warrants and its classification as a liability resulted in an increase discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(f)	For 2012, represents income tax effect of adjustments. For 2011, relates to income tax expense improperly classified as interest expense.
(g)	Represents a previously identified immaterial error.
(h)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.
(i)	For 2011, in addition to the impact on EPS related to the adjustments described in (a) through (e) and (g) above, diluted EPS has been adjusted to reflect an error in the calculation of the weighted average common shares, diluted outstanding for the six months ended June 30, 2011. The weighted average common shares utilized for the calculation of diluted EPS was erroneously 40,027 thousand rather than 33,992 thousand.

Consolidated Condensed Balance Sheets

	June 30, 2012
	As Previously Reported	Adjustment	As RESTATED
	(in thousands)

Deferred income tax(a)	$2,628	$(2,628)	$—
Investment in equity affiliate(b)	384,473	306	384,779
Oil and gas properties(c)	70,292	(4,275)	66,017
Total assets(d)	515,373	(6,597)	508,776
Accrued interest payable(e)	1,008	(396)	612
Other current liabilities(a)	4,835	(2,203)	2,632
Income taxes payable(f)	1,251	(30)	1,221
Warrant derivative liability(g)	—	6,079	6,079
Total liabilities(h)	33,541	3,450	36,991
Additional paid in capital(i)	256,009	(8,831)	247,178
Retained earnings(j)	200,051	(1,277)	198,774
Total Harvest shareholders’ equity(k)	390,353	(10,108)	380,245
Noncontrolling interest(b)	91,479	61	91,540
Total equity	481,832	(10,047)	471,785

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Represents a previously identified immaterial error.
(c)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(d)	Relates to (a) through (c) above.
(e)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.
(f)	Income tax effect of the adjustments and income taxes improperly classified as interest payable in 2011.
(g)	Represents the fair value of the Warrants at the reporting date.
(h)	Relates to (a) and (e) through (g) above.
(i)	Relates to (a) the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the reversal of the original fair value of certain Warrants that did not qualify for equity classification and (b) deferred financing costs of $439 thousand that were erroneously expensed rather than capitalized to additional paid-in capital.

(j)	Relates to (a) net increase in expense in 2010, 2011, and six months ended June 30, 2012 related to exploration expense of $3,445 thousand, (b) net increase in unrealized gain on warrant derivatives of $8,921 thousand for cumulative 2010, 2011 and six months ended June 30, 2012, (c) net increase in interest expense of $2,619 thousand cumulative for 2010, 2011 and six months ended June 30, 2012, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income from equity affiliate of $306 thousand less noncontrolling interest of $61 thousand due a previously identified immaterial error, (f) net increase in income tax expense of $236 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(k)	Relates to reclassification of the Warrants as described in (i) above plus the impact of retained earnings described in (j) above.

Consolidated Condensed Balance Sheets

	December 31, 2011
	As Previously Reported	Adjustment	As RESTATED
	(in thousands)

Deferred income taxes(a)	$2,628	$(2,628)	$—
Oil and gas properties(b)	65,671	(3,216)	62,455
Total assets(c)	513,047	(5,844)	507,203
Accrued interest payable(d)	1,372	(396)	976
Other current liabilities(e)	4,835	(2,203)	2,632
Income taxes payable(d)	718	(29)	689
Warrant derivative liability(f)	—	4,870	4,870
Total liabilities(g)	65,592	2,242	67,834
Additional paid in capital(h)	236,192	(8,392)	227,800
Retained earnings(i)	193,283	306	193,589
Total Harvest shareholders’ equity(j)	363,777	(8,086)	355,691
Total equity	447,455	(8,086)	439,369

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Relates to (a) and (b) above.
(d)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.
(e)	Relates to a deferred tax asset that was erroneously reported gross of the related liability and other current liabilities that were improperly classified as interest payable and income taxes payable.
(f)	Relates to the reclassification of the Warrants out of additional paid in capital to warrant derivative liabilities. The fair value of the Warrants was not appropriately determined at inception because certain features of the Warrants were not originally considered in the fair value calculation. Thus, the correction of the error to record the Warrants as a liability does not agree to the correction of the error removing the Warrants from equity. Additionally, the Warrants were not properly marked to market at the end of each period. The warrant derivative liability was valued at $15,000 thousand at inception with subsequent reductions in fair value of $344 thousand in 2010 and $9,786 thousand in 2011.
(g)	Relates to (d) through (f) above.
(h)	Relates to the reversal of the amount recorded to equity at inception for the Warrants of $11,122 thousand and the reversal of the amount removed from additional paid in capital of $2,730 thousand when a portion of the Warrants were redeemed by the Company. In May 2011, additional paid in capital was debited for $2,730 thousand for the reversal of the original fair value of such warrants which was an error as they did not qualify for equity classification.
(i)	Relates to (a) net increase in expense in 2010 and 2011 related to exploration expense of $2,523 thousand (inclusive of the reclassification of exploration expense to impairment of oil and gas properties of $3,335 thousand), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(j)	Relates to reclassification of the Warrants as described in (h) above plus the impact of retained earnings described in (i) above.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As RESTATED	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Net cash used in operating activities(a)(b)	$(16,472)	$(1,738)	$(18,210)	$(14,922)	$67	$(14,855)
Net cash provided by (used in) investing activities(a)(b)	(13,834)	1,738	(12,096)	152,024	(67)	151,957
Net cash provided by (used in) financing activities	106	—	106	(59,773)	—	(59,773)

Net increase (decrease) in cash and cash equivalents	(30,200)	—	(30,200)	77,329	—	77,329
Cash and cash equivalents at beginning of year	58,946	—	58,946	58,703	—	58,703

Cash and cash equivalents at end of year	$28,746	$—	$28,746	$136,032	$—	$136,032

(a)	For 2012, relates to the $1,059 thousand of lease maintenance costs, exploration overhead and $829 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $(150) thousand were previously erroneously classified as an operating activity rather than an investing activity.
(b)	For 2011, relates to the $167 thousand of lease maintenance costs, exploration overhead and $62 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $(296) thousand were previously erroneously classified as an operating activity rather than an investing activity.

In addition to the above, we have restated our segment footnote information to reflect the applicable errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	As Previously Reported	Adjustments	As RESTATED	As Previously Reported	Adjustments	As RESTATED
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$17,733	$4	$17,737	$14,115	$(74)	$14,041
Indonesia(b)	(1,225)	(353)	(1,578)	(1,596)	—	(1,596)
Gabon(b)	(1,670)	(52)	(1,722)	(717)	(125)	(842)
Oman	(923)	—	(923)	(489)	—	(489)
United States(c)	(4,766)	(939)	(5,705)	(20,198)	3,232	(16,966)

Net income (loss) from continuing operations	9,149	(1,340)	7,809	(8,885)	3,033	(5,852)
Discontinued operations (Antelope Project)(d)	(989)	(595)	(1,584)	98,665	—	98,665

Net income (loss) attributable to Harvest	$8,160	$(1,935)	$6,225	$89,780	$3,033	$92,813

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	For 2012, represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense, and (d) for the period ended June 30, 2011, changes in the loss on extinguishment of debt due to the correction in discount on debt related to the improper classification of the Warrants.
(d)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	As Previously Reported	Adjustments	As RESTATED	As Previously Reported	Adjustments	As RESTATED
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$30,448	$245	$30,693	$27,329	$—	$27,329
Indonesia(b)	(3,701)	(733)	(4,434)	(3,014)	—	(3,014)
Gabon(b)	(2,985)	(162)	(3,147)	(1,059)	(235)	(1,294)
Oman	(6,531)	—	(6,531)	(1,045)	—	(1,045)
United States(c)	(9,359)	(338)	(9,697)	(26,748)	(966)	(27,714)

Net income (loss) from continuing operations	7,872	(988)	6,884	(4,537)	(1,201)	(5,738)
Discontinued operations (Antelope Project)(d)	(1,104)	(595)	(1,699)	95,399	—	95,399

Net income (loss) attributable to Harvest	$6,768	$(1,583)	$5,185	$90,862	$(1,201)	$89,661

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	For 2012, represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense, and (d) for the period ended June 30, 2011, changes in the loss on extinguishment of debt due to the correction in discount on debt related to the improper classification of the Warrants.
(d)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

	June 30, 2012			December 31, 2011
	As Previously Reported	Adjustments	As RESTATED	As Previously Reported	Adjustments	As RESTATED
Operating Segment Assets
Venezuela(a)	$388,311	$306	$388,617	$348,802	$—	$348,802
Indonesia(b)	12,862	(2,240)	10,622	65,165	(50,572)	14,593
Gabon(b)	56,211	(1,719)	54,492	119,273	(63,768)	55,505
Oman(b)	6,535	—	6,535	20,980	(13,828)	7,152
United States(c)	253,594	(2,944)	250,650	137,531	122,325	259,856

	717,513	(6,597)	710,916	691,751	(5,843)	685,908
Intersegment eliminations	(202,140)	—	(202,140)	(178,704)	(1)	(178,705)

Total Assets	$515,373	$(6,597)	$508,776	$513,047	$(5,844)	$507,203

(a)	Represents a previously identified immaterial error.
(b)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable.
(c)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable and a deferred tax asset that was erroneously reported gross of the related liability.

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

Property and Equipment

We use the successful efforts method of accounting for oil and gas properties. The major components of property and equipment are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
	(RESTATED*)	(RESTATED*)

Unproved property costs	$62,915	$59,626
Oilfield inventories	3,102	2,829
Other administrative property	3,192	3,176

	69,209	65,631
Accumulated depreciation and amortization	(2,258)	(2,048)

	$66,951	$63,583

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the three and six months ended June 30, 2012, we capitalized interest costs of $0.5 million and $1.2 million, respectively, for qualifying oil and gas property additions. During the three and six months ended June 30, 2011, we capitalized interest costs of $0.1 million and $1.0 million, respectively, for qualifying oil and gas property.

Derivative Financial Instruments

Under ASC 480 “Distinguishing Liabilities From Equity”, certain of our financial instruments with anti-dilution protection features do not meet the conditions to obtain equity classification, as there are conditions which may require settlement by transferring assets, and are required to be carried as derivative liabilities, at fair value, with changes in fair value reflected in our consolidated condensed statements of operations and comprehensive income (loss). See Note 16 – Warrant Derivative Liabilities for additional disclosures. In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.”

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

The Monte Carlo model is used on the warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. See Note 16 – Warrant Derivative Liability. This requires Level 3 inputs which are based on our estimates of the probability and timing of potential future financings and fundamental transactions. The assumptions we used are summarized in the following tables for warrants that were outstanding as of any of the balance sheet dates presented on our consolidated condensed balance sheets:

		June 30, 2012	December 31, 2011
Significant assumptions (or ranges):
Trading market values	Level 1 input	$8.55	$7.38
Term (years)		3.33	3.83
Volatility	Level 2 input	75%	70%
Risk-free rate	Level 1 input	0.46%	0.55%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability debt/equity raise	Level 3 input	80% / 20%	80% / 20%

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of June 30, 2012 and December 31, 2011. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Warrant derivative liabilities	$—	$—	$6,079	$6,079

Total liabilities	$—	$—	$6,079	$6,079

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Warrant derivative liabilities	$—	$—	$4,870	$4,870

Total liabilities	$—	$—	$4,870	$4,870

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

We record the net change in the fair value of the derivative positions listed above in unrealized gain (loss) on warrant derivative liabilities in our consolidated condensed statements of operations and comprehensive income (loss). During the three months ended June 30, 2012, an unrealized loss of $1.6 million was recorded to reflect the change in fair value of the warrants (three months ended June 30, 2011: $7.1 million unrealized gain). During the six months ended June 30, 2012, an unrealized loss of $1.2 million was recorded to reflect the change in fair value of the warrants (six months ended June 30, 2011: $4.5 million unrealized gain).

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The following table presents the estimated fair values of our fixed interest rate, long-term debt instrument (Level 2) as of June 30, 2012.

	June 30, 2012
	Carrying Value	Fair Value
	(in thousands)

8.25% senior unsecured convertible notes (Level 2)	$15,551	$22,100

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

	June 30, 2012	December 31, 2011
	(in thousands)
Financial liabilities:
Beginning balance	$4,870	$14,656
Unrealized change in fair value	1,209	(9,786)

Ending balance	$6,079	$4,870

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

During the six months ended June 30, 2012, there were no transfers between Level 1, Level 2 and Level 3 liabilities.

Noncontrolling Interests

Changes in noncontrolling interest were as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
	(RESTATED*)

Balance at beginning of period	$83,678	$69,501
Net income attributable to noncontrolling interest	7,862	7,058

Balance at end of period	$91,540	$76,559

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended June 30,
	2012	2011
	(in thousands, except per share data)
	(RESTATED*)	(RESTATED*)

Income (loss) from continuing operations(a)	$7,809	$(5,852)
Discontinued operations	(1,584)	98,665

Net income attributable to Harvest	$6,225	$92,813

Weighted average common shares outstanding	37,375	34,039
Effect of dilutive securities	3,424	—

Weighted average common shares, diluted	40,799	34,039

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.21	$(0.17)
Income (loss) from discontinued operations	(0.04)	2.90

Basic earnings per share	$0.17	$2.73

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.19	$(0.17)
Income (loss) from discontinued operations	(0.04)	2.90

Diluted earnings per share	$0.15	$2.73

	Six Months Ended June 30,
	2012	2011
	(in thousands, except per share data)
	(RESTATED*)	(RESTATED*)

Income (loss) from continuing operations(a)	$6,884	$(5,738)
Discontinued operations	(1,699)	95,399

Net income attributable to Harvest	$5,185	$89,661

Weighted average common shares outstanding	36,130	33,992
Effect of dilutive securities	1,469	—

Weighted average common shares, diluted	37,599	33,992

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.19	$(0.16)
Income (loss) from discontinued operations	(0.05)	2.80

Basic earnings per share	$0.14	$2.64

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.18	$(0.16)
Income (loss) from discontinued operations	(0.04)	2.80

Diluted earnings per share	$0.14	$2.64

(a)	Net of income attributable to noncontrolling interest.
*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

The three months ended June 30, 2012 per share calculations above exclude 3.7 million options and 1.7 million warrants because they were anti-dilutive. The three months ended June 30, 2011 per share calculations above exclude 3.8 million options and 1.6 million warrants because they were anti-dilutive.

The six months ended June 30, 2012 per share calculations above exclude 3.7 million options and 1.7 million warrants because they were anti-dilutive. The six months ended June 30, 2011 per share calculations above exclude 3.7 million options and 1.6 million warrants because they were anti-dilutive.

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

Revenue and net loss on the disposition of the Antelope Project are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
	(RESTATED*)		(RESTATED*)

Revenue applicable to discontinued operations	$—	$2,368	$—	$6,488
Net income (loss) from discontinued operations	$(1,584)	$98,665	$(1,699)	$95,399

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

Note 5 – Long-Term Debt

Long-Term Debt

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Senior convertible notes, unsecured, with interest at 8.25%
See description below	$15,551	$31,535
Less current portion	15,551	—

Long term portion	$—	$31,535

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)	(RESTATED*)	(RESTATED*)
Segment Income (Loss) Attributable to Harvest
Venezuela	$17,737	$14,041	$30,693	$27,329
Indonesia	(1,578)	(1,596)	(4,434)	(3,014)
Gabon	(1,722)	(842)	(3,147)	(1,294)
Oman	(923)	(489)	(6,531)	(1,045)
United States	(5,705)	(16,966)	(9,697)	(27,714)

Net income (loss from continuing operations	7,809	(5,852)	6,884	(5,738)
Discontinued operations (Antelope Project)	(1,584)	98,665	(1,699)	95,399

Net income attributable to Harvest	$6,225	$92,813	$5,185	$89,661

	June 30, 2012	December 31, 2011
	(in thousands)
	(RESTATED*)	(RESTATED*)
Operating Segment Assets
Venezuela	$388,617	$348,802
Indonesia	10,622	14,593
Gabon	54,492	55,505
Oman	6,535	7,152
United States	250,650	259,856

	710,916	685,908
Intersegment eliminations	(202,140)	(178,705)

Total Assets	$508,776	$507,203

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

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

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. For the three and six months ended June 30, 2012, this method of calculation overstates the liability for the Sports Law contribution by $0.4 million and $0.8 million ($0.1 million and $0.2 million net to our 32 percent interest), respectively. We have adjusted for the over - accrual of the Sports Law in the three and six months ended June 30, 2012 Net Income from Equity Affiliate. See Note 2 – Summary of Significant Accounting Policies, Restatement of Prior Period Financial Statements.

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

All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information for Petrodelta has been presented below at June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Oil sales	$318,474	$282,975	$642,971	$509,588
Gas sales	762	679	1,734	1,405
Royalty	(106,097)	(96,214)	(213,436)	(173,529)

	213,139	187,440	431,269	337,464

Expenses:
Operating expenses	20,063	18,684	41,644	32,966
Workovers	3,149	7,021	9,057	13,496
Depletion, depreciation and amortization	21,718	13,231	39,640	25,718
General and administrative	4,944	3,782	9,927	2,852
Windfall profits tax	74,687	65,345	159,425	92,471

	124,561	108,063	259,693	167,503

Income from operations	88,578	79,377	171,576	169,961

Investment earnings and other	1	185	2	352
Interest expense	(2,690)	(3,146)	(4,603)	(4,418)

Income before income tax	85,889	76,416	166,975	165,895

Current income tax expense	31,268	31,618	73,338	84,961
Deferred income tax benefit	(17,394)	(2,513)	(30,884)	(28,275)

Net income	72,015	47,311	124,521	109,209
Adjustment to reconcile to reported net income from unconsolidated equity affiliate (RESTATED*):
Deferred income tax expense	16,258	26	28,299	17,897
Unrealized gain on fair value of VAT	—	(95)	—	—
Sports law over accrual	(420)	—	(765)	—

Net income equity affiliate	56,177	47,380	96,987	91,312
Equity interest in unconsolidated equity affiliate	40%	40%	40%	40%

Income before amortization of excess basis in equity affiliate	22,471	18,952	38,795	36,525
Conform depletion expense to USGAAP	896	(452)	1,957	(873)
Amortization of excess basis in equity affiliate	(538)	(216)	(1,027)	(297)

Net income from unconsolidated equity affiliate	$22,829	$18,284	$39,725	$35,355

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

	June 30, 2012	December 31, 2011
	(in thousands)
Current assets	$1,158,365	$979,868
Property and equipment	433,137	409,941
Other assets	175,656	146,499
Current liabilities	910,079	808,955
Other liabilities	58,278	53,073
Net equity	798,801	674,280

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

The Budong PSC represents $5.4 million of unproved oil and gas properties on our June 30, 2012 balance sheet (RESTATED) (December 31, 2011: $5.3 million).

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

The Dussafu PSC represents $51.6 million of unproved oil and gas properties on our June 30, 2012 balance sheet (RESTATED) (December 31, 2011: $48.9 million).

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

The Warrants include anti-dilution provisions which adjust the number of warrants and the exercise price per warrant based on the issuance of additional shares. The induced conversions related to the $32 million senior convertible notes triggered the anti-dilution provision which resulted in the issuance of 72,830 additional warrants in the three and six months ended June 30, 2012 (December 31, 2011: 2,007 additional warrants). In addition, the exercise price per share for all Warrants was repriced to $14.12 per warrant. The Warrants are classified as a liability on our consolidated condensed balance sheets and marked to market. See Note 2 – Summary of Significant Accounting Policies, Restatement of Prior Period Financial Statements.

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

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at June 30, 2012 were:

			Warrants
Date Issued	Expiration Date	Exercise Price	Issued	Outstanding
			(warrants in thousands)
November 2010	November 2015	$14.12	1,600	1,600
October 2011	November 2015	14.12	2	2
March 2012	November 2015	14.12	73	73

			1,675	1,675

Note 16 – Warrant Derivative Liabilities

As of June 30, 2012, derivative financial instruments consisted of 1,674,837 warrants (December 31, 2011: 1,602,007 warrants) issued under the warrant agreements dated November 2010 in connection with a $60 million term loan. The fair value of the warrants as of June 30, 2012 was $3.63 per warrant (December 31, 2011: $3.04 per warrant).

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

All our warrant derivative contracts are recorded at fair value and are located in the balance sheet as warrant derivative liability. The following table summarizes the effect on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Unrealized gain (loss) on warrant derivatives	$(1,641)	$7,060	$(1,209)	$4,544

Note 17 – Subsequent Event

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

Operations

Restatement of Prior Period Financial Statements

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2012, we concluded that there were errors in previously filed financial statements. In the course of our review, management determined that (a) certain warrants issued in 2010 in connection with our $60 million term loan facility (the “Warrants”) were improperly valued at inception and improperly classified as equity instruments rather than liability instruments. As a result of the improper classification of the Warrants, (b) the debt discount and associated interest expense related to the amortization of the debt discount was understated for all periods in which the associated debt was outstanding, and (c) the consolidated condensed statement of operations and comprehensive income (loss) for each reporting period was misstated by the omission of the changes in fair value of the Warrants as a liability instrument. Additionally, (d) certain exploration overhead was incorrectly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed, and (e) certain leasehold maintenance and other costs were improperly capitalized to oil and gas properties, which under the successful efforts method of accounting should have been expensed. Finally, (f) advances to equity affiliate were improperly classified as an operating activity rather than an investing activity and (g) certain costs were improperly classified as an investing activity rather than an operating activity on the consolidated condensed statement of cash flows. Such errors impacted annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012.

As a result of the errors related to the Warrants described above, loss on extinguishment of debt was understated for the year ended December 31, 2011 and the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.

Additionally, an error was identified in the calculation of earnings (loss) per diluted share for the year ended December 31, 2011 and the three and six months ended June 30, 2011, and an additional error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity in the six months ended June 30, 2012.

We have restated our segment footnote information to reflect the applicable errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable. Such errors impacted annual period ended December 31, 2011 and quarterly periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012.

In assessing the severity of the errors, management determined that the errors were material to the consolidated condensed financial statements for the year ended December 31, 2011 and quarterly information for all quarters in 2011 and the first and second quarters of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated condensed statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated condensed balance sheets related to income taxes.

The following tables set forth the effect of the adjustments described above on the consolidated condensed statements of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, the consolidated condensed statements of cash flows for the six months ended June 30, 2012 and 2011, and the consolidated condensed balance sheets as of June 30, 2012 and December 31, 2011.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	As Previously Reported	Adjustment	As RESTATED	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$105	$—	$105	$119	$—	$119
Exploration expense(a)	1,282	430	1,712	4,650	(3,210)	1,440
Impairment of oil and gas properties(b)	—	—	—	—	3,335	3,335
Dry hole costs	71	—	71	—	—	—
General and administrative	6,524	—	6,524	7,049	—	7,049

Total expenses	7,982	430	8,412	11,818	125	11,943

Loss from operations	(7,982)	(430)	(8,412)	(11,818)	(125)	(11,943)
Other non-operating income (expense)
Investment earnings and other	80	—	80	240	—	240
Unrealized gain (loss) on warrant derivatives(c)	—	(1,641)	(1,641)	—	7,060	7,060
Interest expense(d)	(34)	—	(34)	(1,704)	(482)	(2,186)
Debt conversion expense	20	—	20	—	—	—
Loss on early extinguishment of debt(e)	—	—	—	(9,682)	(3,450)	(13,132)
Other non-operating expense	(1,467)	—	(1,467)	(244)	—	(244)
Foreign currency transaction loss	(48)	—	(48)	(32)	—	(32)

	(1,449)	(1,641)	(3,090)	(11,422)	3,128	(8,294)

Income (Loss) from Continuing Operations Before Income taxes	(9,431)	(2,071)	(11,502)	(23,240)	3,003	(20,237)
Income tax expense (benefit)(f)	(426)	(596)	(1,022)	260	—	260

Income (Loss) from Continuing Operations	(9,005)	(1,475)	(10,480)	(23,500)	3,003	(20,497)
Net Income from Equity Affiliate(g)	22,661	168	22,829	18,246	38	18,284

Net Income (Loss) from Continuing Operations	13,656	(1,307)	12,349	(5,254)	3,041	(2,213)
Discontinued Operations
Income (Loss) from Discontinued Operations	(1,584)	—	(1,584)	480	—	480
Gain on sale of oil and gas properties	—	—	—	103,933	—	103,933
Income tax (expense) benefit	595	(595)	—	(5,748)	—	(5,748)

Income (Loss) from Discontinued Operations(h)	(989)	(595)	(1,584)	98,665	—	98,665

Net Income (Loss)	12,667	(1,902)	10,765	93,411	3,041	96,452
Less: Net Income Attributable to Noncontrolling Interest(g)	4,507	33	4,540	3,631	8	3,639

Net Income (Loss) Attributable To Harvest	$8,160	$(1,935)	$6,225	$89,780	$3,033	$92,813

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$0.22	$(0.05)	$0.17	$2.64	$0.09	$2.73

Diluted(i)	$0.20	$(0.05)	$0.15	$2.23	$0.50	$2.73

Comprehensive income (loss)	$8,160	$(1,935)	$6,225	$89,780	$3,033	$92,813

(a)	For 2012, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For the three months ended June 30, 2011, this amount was offset by a reclassification from exploration expense to impairment of oil and gas properties of $3,335 thousand in the three months ended June 30, 2011 for amounts that were erroneously classified as exploration expense.
(b)	For 2011, represents the reclassification from exploration expense to impairment of oil and gas properties for amounts that were erroneously classified as exploration expense.

(c)	For 2012 and 2011, represents changes in fair value of the Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(d)	For 2011, as a result of the change in fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding.
(e)	For 2011, the correction in the fair value of the Warrants and its classification as a liability resulted in an increase discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(f)	For 2012, represents income tax effect of adjustments.
(g)	For 2012 and 2011, represents a previously identified immaterial error.
(h)	For 2012, represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.
(i)	For 2011, in addition to the impact on EPS related to the adjustments described in (a) through (e) and (g) above, diluted EPS has been adjusted to reflect an error in the calculation of the weighted average common shares outstanding for dilutive EPS for the three months ended June 30, 2011. The weighted average common shares utilized for the calculation of diluted EPS was erroneously 40,260 thousand rather than 34,039 thousand.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As RESTATED	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$210	$—	$210	$243	$—	$243
Exploration expense(a)	2,725	922	3,647	5,839	(3,100)	2,739
Impairment of oil and gas properties(b)	—	—	—	—	3,335	3,335
Dry hole costs	5,617	—	5,617	—	—	—
General and administrative	12,366	—	12,366	13,724	—	13,724

Total expenses	20,918	922	21,840	19,806	235	20,041

Loss from operations	(20,918)	(922)	(21,840)	(19,806)	(235)	(20,041)
Other non-operating income (expense)
Investment earnings and other	149	—	149	385	—	385
Unrealized gain (loss) on warrant derivatives(c)	—	(1,209)	(1,209)	—	4,544	4,544
Interest expense(d)	(428)	302	(126)	(3,916)	(1,823)	(5,739)
Debt conversion expense	(2,402)	—	(2,402)	—	—	—
Loss on extinguishment of debt(e)	—	—	—	(9,682)	(3,450)	(13,132)
Other non-operating expense	(1,723)	—	(1,723)	(675)	—	(675)
Foreign currency transaction loss	(70)	—	(70)	(43)	—	(43)

	(4,474)	(907)	(5,381)	(13,931)	(729)	(14,660)

Loss from Continuing Operations Before Income taxes	(25,392)	(1,829)	(27,221)	(33,737)	(964)	(34,701)
Income tax expense (benefit)(f)	(1,646)	(596)	(2,242)	482	237	719

Loss from Continuing Operations	(23,746)	(1,233)	(24,979)	(34,219)	(1,201)	(35,420)
Net Income from Equity Affiliate(g)	39,419	306	39,725	36,740	—	36,740

Net Income (Loss) from Continuing Operations	15,673	(927)	14,746	2,521	(1,201)	1,320
Discontinued Operations
Income (Loss) from Discontinued Operations	(1,699)	—	(1,699)	(2,786)	—	(2,786)
Gain on sale of oil and gas properties	—	—	—	103,933	—	103,933
Income tax (expense) benefit	595	(595)	—	(5,748)	—	(5,748)

Income (Loss) from Discontinued Operations(h)	(1,104)	(595)	(1,699)	95,399	—	95,399

Net Income (Loss)	14,569	(1,522)	13,047	97,920	(1,201)	96,719
Less: Net Income Attributable to Noncontrolling Interest(g)	7,801	61	7,862	7,058	—	7,058

Net Income (Loss) Attributable To Harvest	$6,768	$(1,583)	$5,185	$90,862	$(1,201)	$89,661

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$0.19	$(0.05)	$0.14	$2.67	$(0.03)	$2.64

Diluted(i)	$0.18	$(0.04)	$0.14	$2.27	$0.37	$2.64

Comprehensive income (loss)	$6,768	$(1,583)	$5,185	$90,862	$(1,201)	$89,661

(a)	For 2012, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For the six months ended June 30, 2011, this amount was offset by a reclassification from exploration expense to impairment of oil and gas properties of $3,335 thousand in the six months ended June 30, 2011 for amounts that were erroneously classified as exploration expense.
(b)	For 2011, represents the reclassification from exploration expense to impairment of oil and gas properties for amounts that were erroneously classified as exploration expense.
(c)	Represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(d)	For 2012, relates to the improper expensing of accrued interest associated with debt conversions. For 2011, as a result of the change in fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding and income taxes improperly classified as interest expense.
(e)	The correction in the fair value of the Warrants and its classification as a liability resulted in an increase discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(f)	For 2012, represents income tax effect of adjustments. For 2011, relates to income tax expense improperly classified as interest expense.
(g)	Represents a previously identified immaterial error.
(h)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.
(i)	For 2011, in addition to the impact on EPS related to the adjustments described in (a) through (e) and (g) above, diluted EPS has been adjusted to reflect an error in the calculation of the weighted average common shares, diluted outstanding for the six months ended June 30, 2011. The weighted average common shares utilized for the calculation of diluted EPS was erroneously 40,027 thousand rather than 33,992 thousand.

Consolidated Condensed Balance Sheets

	June 30, 2012
	As Previously Reported	Adjustment	As RESTATED
	(in thousands)

Deferred income tax(a)	$2,628	$(2,628)	$—
Investment in equity affiliate(b)	384,473	306	384,779
Oil and gas properties(c)	70,292	(4,275)	66,017
Total assets(d)	515,373	(6,597)	508,776
Accrued interest payable(e)	1,008	(396)	612
Other current liabilities(a)	4,835	(2,203)	2,632
Income taxes payable(f)	1,251	(30)	1,221
Warrant derivative liability(g)	—	6,079	6,079
Total liabilities(h)	33,541	3,450	36,991
Additional paid in capital(i)	256,009	(8,831)	247,178
Retained earnings(j)	200,051	(1,277)	198,774
Total Harvest shareholders’ equity(k)	390,353	(10,108)	380,245
Noncontrolling interest(b)	91,479	61	91,540
Total equity	481,832	(10,047)	471,785

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Represents a previously identified immaterial error.
(c)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(d)	Relates to (a) through (c) above.
(e)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.
(f)	Income tax effect of the adjustments and income taxes improperly classified as interest payable in 2011.
(g)	Represents the fair value of the Warrants at the reporting date.

(h)	Relates to (a) and (e) through (g) above.
(i)	Relates to (a) the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the reversal of the original fair value of certain Warrants that did not qualify for equity classification and (b) deferred financing costs of $439 thousand that were erroneously expensed rather than capitalized to additional paid-in capital.
(j)	Relates to (a) net increase in expense in 2010, 2011, and six months ended June 30, 2012 related to exploration expense of $3,445 thousand, (b) net increase in unrealized gain on warrant derivatives of $8,921 thousand for cumulative 2010, 2011 and six months ended June 30, 2012, (c) net increase in interest expense of $2,619 thousand cumulative for 2010, 2011 and six months ended June 30, 2012, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income from equity affiliate of $306 thousand less noncontrolling interest of $61 thousand due to a previously identified immaterial error, (f) net increase in income tax expense of $236 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(k)	Relates to reclassification of the Warrants as described in (i) above plus the impact of retained earnings described in (j) above.

Consolidated Condensed Balance Sheets

	December 31, 2011
	As Previously Reported	Adjustment	As RESTATED
	(in thousands)

Deferred income taxes(a)	$2,628	$(2,628)	$—
Oil and gas properties(b)	65,671	(3,216)	62,455
Total assets(c)	513,047	(5,844)	507,203
Accrued interest payable(d)	1,372	(396)	976
Other current liabilities(e)	4,835	(2,203)	2,632
Income taxes payable(d)	718	(29)	689
Warrant derivative liability(f)	—	4,870	4,870
Total liabilities(g)	65,592	2,242	67,834
Additional paid in capital(h)	236,192	(8,392)	227,800
Retained earnings(i)	193,283	306	193,589
Total Harvest shareholders’ equity(j)	363,777	(8,086)	355,691
Total equity	447,455	(8,086)	439,369

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Relates to (a) and (b) above.
(d)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.
(e)	Relates to a deferred tax asset that was erroneously reported gross of the related liability and other current liabilities that were improperly classified as interest payable and income taxes payable.
(f)	Relates to the reclassification of the Warrants out of additional paid in capital to warrant derivative liabilities. The fair value of the Warrants was not appropriately determined at inception because certain features of the Warrants were not originally considered in the fair value calculation. Thus, the correction of the error to record the Warrants as a liability does not agree to the correction of the error removing the Warrants from equity. Additionally, the Warrants were not properly marked to market at the end of each period. The warrant derivative liability was valued at $15,000 thousand at inception with subsequent reductions in fair value of $344 thousand in 2010 and $9,786 thousand in 2011.
(g)	Relates to (d) through (f) above.
(h)	Relates to the reversal of the amount recorded to equity at inception for the Warrants of $11,122 thousand and the reversal of the amount removed from additional paid in capital of $2,730 thousand when a portion of the Warrants were redeemed by the Company. In May 2011, additional paid in capital was debited for $2,730 thousand for the reversal of the original fair value of such warrants which was an error as they did not qualify for equity classification.
(i)	Relates to (a) net increase in expense in 2010 and 2011 related to exploration expense of $2,523 thousand (inclusive of the reclassification of exploration expense to impairment of oil and gas properties of $3,335 thousand), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(j)	Relates to reclassification of the Warrants as described in (h) above plus the impact of retained earnings described in (i) above.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As RESTATED	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Net cash used in operating activities(a)(b)	$(16,472)	$(1,738)	$(18,210)	$(14,922)	$67	$(14,855)
Net cash provided by (used in) investing activities(a)(b)	(13,834)	1,738	(12,096)	152,024	(67)	151,957
Net cash provided by (used in) financing activities	106	—	106	(59,773)	—	(59,773)

Net increase (decrease) in cash and cash equivalents	(30,200)	—	(30,200)	77,329	—	77,329
Cash and cash equivalents at beginning of year	58,946	—	58,946	58,703	—	58,703

Cash and cash equivalents at end of year	$28,746	$—	$28,746	$136,032	$—	$136,032

(a)	For 2012, relates to the $1,059 thousand of lease maintenance costs, exploration overhead and $829 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $(150) thousand were previously erroneously classified as an operating activity rather than an investing activity.
(b)	For 2011, relates to the $167 thousand of lease maintenance costs, exploration overhead and $62 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $(296) thousand were previously erroneously classified as an operating activity rather than an investing activity.

In addition to the above, we have restated our segment footnote information to reflect the applicable errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	As Previously Reported	Adjustments	As RESTATED	As Previously Reported	Adjustments	As RESTATED
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$17,733	$4	$17,737	$14,115	$(74)	$14,041
Indonesia(b)	(1,225)	(353)	(1,578)	(1,596)	—	(1,596)
Gabon(b)	(1,670)	(52)	(1,722)	(717)	(125)	(842)
Oman	(923)	—	(923)	(489)	—	(489)
United States(c)	(4,766)	(939)	(5,705)	(20,198)	3,232	(16,966)

Net income (loss) from continuing operations	9,149	(1,340)	7,809	(8,885)	3,033	(5,852)
Discontinued operations (Antelope Project)(d)	(989)	(595)	(1,584)	98,665	—	98,665

Net income (loss) attributable to Harvest	$8,160	$(1,935)	$6,225	$89,780	$3,033	$92,813

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	For 2012, represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense, and (d) for the period ended June 30, 2011, changes in the loss on extinguishment of debt due to the correction in discount on debt related to the improper classification of the Warrants.
(d)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	As Previously Reported	Adjustments	As RESTATED	As Previously Reported	Adjustments	As RESTATED
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$30,448	$245	$30,693	$27,329	$—	$27,329
Indonesia(b)	(3,701)	(733)	(4,434)	(3,014)	—	(3,014)
Gabon(b)	(2,985)	(162)	(3,147)	(1,059)	(235)	(1,294)
Oman	(6,531)	—	(6,531)	(1,045)	—	(1,045)
United States(c)	(9,359)	(338)	(9,697)	(26,748)	(966)	(27,714)

Net income (loss) from continuing operations	7,872	(988)	6,884	(4,537)	(1,201)	(5,738)
Discontinued operations (Antelope Project)(d)	(1,104)	(595)	(1,699)	95,399	—	95,399

Net income (loss) attributable to Harvest	$6,768	$(1,583)	$5,185	$90,862	$(1,201)	$89,661

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	For 2012, represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense, and (d) for the period ended June 30, 2011, changes in the loss on extinguishment of debt due to the correction in discount on debt related to the improper classification of the Warrants.
(d)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

	June 30, 2012			December 31, 2011
	As Previously Reported	Adjustments	As RESTATED	As Previously Reported	Adjustments	As RESTATED
Operating Segment Assets
Venezuela(a)	$388,311	$306	$388,617	$348,802	$—	$348,802
Indonesia(b)	12,862	(2,240)	10,622	65,165	(50,572)	14,593
Gabon(b)	56,211	(1,719)	54,492	119,273	(63,768)	55,505
Oman(b)	6,535	—	6,535	20,980	(13,828)	7,152
United States(c)	253,594	(2,944)	250,650	137,531	122,325	259,856

	717,513	(6,597)	710,916	691,751	(5,843)	685,908
Intersegment eliminations	(202,140)	—	(202,140)	(178,704)	(1)	(178,705)

Total Assets	$515,373	$(6,597)	$508,776	$513,047	$(5,844)	$507,203

(a)	Represents a previously identified immaterial error.
(b)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable.
(c)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable and a deferred tax asset that was erroneously reported gross of the related liability.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Thousand barrels of oil sold	3,314	2,782	6,298	5,365
Million cubic feet of gas sold	494	440	1,124	910
Total thousand barrels of oil equivalent	3,396	2,855	6,485	5,517
Average price per barrel	$96.10	$101.72	$102.09	$94.98
Average price per thousand cubic feet	$1.54	$1.54	$1.54	$1.54
Cash operating costs ($millions)	$20.1	$18.7	$41.6	$33.0
Capital expenditures ($ millions)	$44.5	$32.1	$70.6	$66.5

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

In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance, B.V. (“HNR Finance”), a wholly owned subsidiary of Harvest Holding, ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, as of August 3, 2012, this dividend has not been received, and the timing of the receipt of this dividend is uncertain.

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. For the three and six months ended June 30, 2012, this method of calculation overstates the liability for the Sports Law contribution by $0.4 million and $0.8 million ($0.1 million and $0.2 million net to our 32 percent interest), respectively. We have adjusted for the over accrual of the Sports Law in the three and six months ended June 30, 2012 net income from Equity affiliate. See Operations – Restatement of Prior Period Financial Statements above.

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

The remaining work commitment for the current exploration phase on the Budong PSC is for geological and geophysical work to be completed during 2012 at a minimum of $0.5 million ($0.3 million net to our 64.51 percent cost sharing interest). However, per the Budong PSC, excessive work done during any period can be offset against another period, so although there is a work commitment in the Budong PSC to perform the geological and geophysical work, we have exceeded this requirement. BPMIGAS, Indonesia’s oil and gas regulatory authority, has stated that we have satisfied all work commitments for the current exploration phase of the Budong PSC.

During the six months ended June 30, 2012, we had cash capital expenditures of $5.9 million (RESTATED) for plugging and abandonment costs.

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

During the six months ended June 30, 2012, we had cash capital expenditures of $1.4 million (RESTATED) for seismic processing.

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

Petrodelta also has a material impact on our results of operations for any quarterly or annual reporting period. See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 10 – Investment in Equity Affiliate – Petrodelta. Petrodelta operates under a business plan, the success of which relies heavily on the market price of oil. To the extent that market prices of oil decline, the business plan, and thus our equity investment and/or operations and/or profitability, could be adversely affected.

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

On June 21, 2012, we and our wholly owned subsidiary HNR Energia entered into a share purchase agreement (the “SPA”) with PT Pertamina (Persero), a state-owned limited liability company existing under the laws of Indonesia (“Buyer”) for the sale of our interest in Venezuela for a cash purchase price of $725.0 million. See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 9 – Venezuela, Share Purchase Agreement. We cannot assure you that the SPA will be consummated. The consummation of the SPA is subject to the satisfaction or waiver of a number of conditions, including, among others, the requirement that approvals are received from the Government of the Bolivarian Republic of Venezuela, the Government of the Republic of Indonesia, and the majority of our stockholders; requirements with respect to the accuracy of the representations and warranties of the parties to the SPA; and requirements with respect to the satisfaction or waiver of the covenants and obligations of the parties to the SPA. In addition, the SPA may be terminated in certain circumstances under the terms of the SPA. We cannot guarantee that the parties to the SPA will be able to meet all of the closing conditions of the SPA. If we are unable to meet all of the closing conditions, the

Buyer would not be obligated to close the SPA. We also cannot be sure that circumstances, such as a material adverse effect, will not arise that would also allow the Buyer to terminate the SPA prior to closing. If the SPA does not close, our Board of Directors will be forced to evaluate other alternatives, which may be less favorable to us than the SPA. There can be no assurances as to whether this transaction will close or whether we will receive any cash proceeds related to the SPA.

Our cash is being used to fund oil and gas exploration projects, debt, interest, and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We do not have any remaining work commitments for the current exploration phases of the Budong PSC or Block 64 EPSA. We entered the third exploration phase of the Dussafu PSC on May 28, 2012. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period (see Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 12 – Gabon). This work commitment is non-discretionary; however, we do have the ability to control the pace of expenditures. On July 17, 2012, we signed a contract for a semi-submersible drilling rig to drill an exploration well on the Gabon PSC. In the event that we elect to terminate the contract prior to the rig’s arrival on-site, we are obligated to compensate the drilling company $5.0 million ($3.3 million net to our 66.667 percent interest) for liquidated damages (see Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 16 – Subsequent Events).

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. On May 17, 2011, we closed the transaction to sell the Antelope Project. The transaction had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflected increases to the purchase price for customary adjustments and deductions for transaction related costs (see Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions).

Between Petrodelta’s formation in October 2007 and June 2010, Petrodelta declared and paid dividends of $105.5 million to HNR Finance, B.V. (“HNR Finance”), a wholly owned subsidiary of Harvest Holding ($84.4 million net to our 32 percent interest). In November 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary and contractual support, this dividend has not yet been received, although it is due and payable. There is uncertainty of the timing of receipt of the dividend receivable from Petrodelta and whether Petrodelta will declare or pay additional dividends in 2012 or 2013. See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 14 – Related Party Transactions for a discussion of our obligations to our non-controlling interest holder, Vinccler, for any dividend received from Petrodelta. Also, any receipt of dividends while the SPA is active would become a purchase price adjustment under the SPA. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected timely, or facts and circumstances surrounding our investment change, our results of operations and our investment in Petrodelta could be adversely impacted. If facts and circumstances change, it is possible we could conclude our investment in Petrodelta should be accounted for using the cost method of accounting rather than the equity method of accounting. If that were to occur, the operations of Petrodelta would no longer be included in our results of operations.

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

Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)

Net cash used in operating activities	$(18,210)	$(14,855)
Net cash provided by (used in) investing activities	(12,096)	151,957
Net cash provided by (used in) financing activities	106	(59,773)

Net increase (decrease) in cash and cash equivalents	$(30,200)	$77,329

*	See Operations – Restatement of Prior Period Financial Statements above.

At June 30, 2012, we had current assets of $51.5 million and current liabilities of $30.0 million, resulting in working capital of $21.5 million and a current ratio of 1.7:1. This compares with a working capital of $62.6 million and a current ratio of 3.1:1 at December 31, 2011. The decrease in working capital of $41.1 million was primarily due to decreases in receivables and increases in cash payments for capital expenditures.

Cash Flow used in Operating Activities. During the six months ended June 30, 2012 and 2011, net cash used in operating activities was approximately $18.2 million and $14.9 million, respectively. The $3.3 million increase was primarily due to decreases in accounts payable and accrued expenses offset by decreases in receivables.

Cash Flow from Investing Activities. Our cash capital expenditures for property and equipment are summarized in the following table:

	June 30,
	2012	2011
	(in millions)
	(RESTATED*)	(RESTATED*)

Budong PSC	$5.9	$13.1
Dussafu PSC	1.4	13.7
Block 64 EPSA	5.8	0.7
Other projects	—	0.4

Total additions of property and equipment –continuing operations	13.1	27.9
Assets Held for Sale – Antelope Project(1)	—	31.7

Total additions of property and equipment	$13.1	$59.6

(1)	See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions.
*	See Operations – Restatement of Prior Period Financial Statements above.

During the six months ended June 30, 2012, we:

•	Had $1.2 million of restricted cash returned to us; and

•	Advanced $0.3 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million.

During the six months ended June 30, 2011, we:

•	Received $217.8 million for the sale of our Antelope Project (see Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions);

•	Received $1.4 million from the sale of our equity investment in Fusion;

•	Deposited $7.3 million as collateral for two standby letters of credit issued in support of the drilling activities on the Gabon PSC; and

•	Advanced $0.4 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million.

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

Three Months Ended June 30, 2012 (RESTATED) Compared with Three Months Ended June 30, 2011 (RESTATED)

We reported net income attributable to Harvest of $6.2 million, or $0.15 diluted earnings per share, for the three months ended June 30, 2012, compared with net income attributable to Harvest of $92.8 million, or $2.73 diluted earnings per share, for the three months ended June 30, 2011.

Total expenses and other non-operating (income) expense from continuing operations (in millions):

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011
	(RESTATED*)	(RESTATED*)
Depreciation and amortization	0.1	$0.1	$—
Exploration expense	1.7	1.4	0.3
Impairment of oil and gas properties	—	3.3	(3.3)
Dry hole costs	0.1	—	0.1
General and administrative	6.5	7.0	(0.5)
Investment earnings and other	(0.1)	(0.2)	0.1
Unrealized (gain) loss on warrant derivative	1.6	(7.1)	8.7
Interest expense	—	2.2	(2.2)
Loss on extinguishment of debt	—	13.1	(13.1)
Other non-operating expenses	1.5	0.2	1.3
Income tax expense (benefit)	(1.0)	0.3	(1.3)

*	See Operations – Restatement of Prior Period Financial Statements above.

During the three months ended June 30, 2012, we incurred $1.2 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $0.4 million of lease maintenance costs, and $0.1 million related to other general business development activities. During the three months ended June 30, 2011, we incurred $1.3 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations and $0.1 million related to other general business development activities.

During the three months ended June 30, 2012, we did not impair any oil and gas properties. During the three months ended June 30, 2011, we impaired $3.3 million related to the carrying value of West Bay.

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

The increase in unrealized loss on warrant derivatives in the three months ended June 30, 2012 from the three months ended June 30, 2011 was due to the change in fair value for our warrant derivative liabilities: $3.63 per warrant at June 30, 2012 and $6.32 per warrant at June 30, 2011.

The decrease in interest expense in the three months ended June 30, 2012 from the three months ended June 30, 2011 was due to the repayment in May 2011 of our $60 million term loan facility and interest capitalized to oil and gas properties of $0.5 million.

During the three months ended June 30, 2011, we incurred a loss on extinguishment of debt related to the early payment of our $60 million term loan facility. The loss on extinguishment of debt includes the write off of the discount on debt ($10.7 million), a prepayment premium of 3.5 percent of the amount outstanding ($2.1 million), expensing of financing costs related to the term loan facility ($0.3 million), and the cost to repurchase 4.4 million unvested warrants issued in connection with the term loan facility.

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

During the three months ended June 30, 2012, we incurred write-offs of $5.2 million of accounts and note receivable and $3.6 million of accounts payable, carry obligation related to the settlement of all outstanding claims with a private third party on the Antelope Project (see Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 2 – Summary of Significant Accounting Policies, Notes Receivable and Note 6 – Commitments and Contingencies).

Revenue and net loss on the disposition of the Antelope Project are shown in the table below:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
	(RESTATED*)
Revenues applicable to discontinued operations	$—	$2,368
Net income (loss) from discontinued operations	(1,584)	98,665

*	See Operations – Restatement of Prior Period Financial Statements above.

Six Months Ended June 30, 2012 (RESTATED) Compared with Six Months Ended June 30, 2011 (RESTATED)

We reported net income attributable to Harvest of $5.2 million, or $0.14 diluted earnings per share, for the six months ended June 30, 2012, compared with net income attributable to Harvest of $89.7 million, or $2.64 diluted earnings per share, for the six months ended June 30, 2011.

Total expenses and other non-operating (income) expense from continuing operations (in millions):

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011
	(RESTATED*)	(RESTATED*)
Depreciation and amortization	$0.2	$0.2	$—
Exploration expense	3.6	2.7	0.9
Impairment of oil and gas properties	—	3.3	(3.3)
Dry hole costs	5.6	—	5.6
General and administrative	12.4	13.7	(1.3)
Investment earnings and other	(0.1)	(0.4)	0.3
Unrealized (gain) loss on warrant derivative	1.2	(4.5)	5.7
Interest expense	0.1	5.7	(5.6)
Debt conversion expense	2.4	—	2.4
Loss on extinguishment of debt	—	13.1	(13.1)
Other non-operating expenses	1.7	0.7	1.0
Income tax expense (benefit)	(2.2)	0.7	(2.9)

*	See Operations – Restatement of Prior Period Financial Statements above.

During the six months ended June 30, 2012, we incurred $2.4 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $0.9 million of lease maintenance costs, and $0.3 million related to other general business development activities. During the six months ended June 30, 2011, we incurred $2.3 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $0.2 million of lease maintenance costs, and $0.2 million related to other general business development activities,

During the six months ended June 30, 2012, we did not impair any oil and gas properties. During the six months ended June 30, 2011, we impaired $3.3 million related to the carrying value of West Bay.

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

The decrease in interest expense in the six months ended June 30, 2012 from the six months ended June 30, 2011 was due to the repayment in May 2011 of our $60 million term loan facility, conversion of $16 million of our 8.25 percent senior convertible notes on March 14, 2012, and interest capitalized to oil and gas properties of $1.2 million.

The increase in unrealized loss on warrant derivatives in the six months ended June 30, 2012 from the six months ended June 30, 2011 was due to the change in fair value for our warrant derivative liabilities: $3.63 per warrant at June 30, 2012 and $6.32 per warrant at June 30, 2011.

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

During the six months ended June 30, 2011, we incurred a loss on extinguishment of debt related to the early payment of our $60 million term loan facility. The loss on extinguishment of debt includes the write off of the discount on debt ($10.7 million), a prepayment premium of 3.5 percent of the amount outstanding ($2.1 million), expensing of financing costs related to the term loan facility ($0.3 million), and the cost to repurchase 4.4 million unvested warrants issued in connection with the term loan facility.

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

During the six months ended June 30, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services and write-offs of $5.2 million of accounts and note receivable and $3.6 million of accounts payable, carry obligation related to the settlement of all outstanding claims with a private third party on the Antelope Project (see Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 2 – Summary of Significant Accounting Policies, Notes Receivable and Note 6 – Commitments and Contingencies).

Revenue and net loss on the disposition of the Antelope Project are shown in the table below:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
	(RESTATED*)
Revenues applicable to discontinued operations	$—	$6,488
Net income (loss) from discontinued operations	(1,699)	95,399

*	See Operations – Restatement of Prior Period Financial Statements above.

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

Evaluation of Disclosure Controls and Procedures. In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 9, 2012, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. In connection with the restatement of the unaudited consolidated condensed financial statements for the three and six months ended June 30, 2012 as discussed in Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 2 – Summary of Significant Accounting Policies, Restatement of Prior Period Financial Statements, a reevaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e), as amended, (the “Exchange Act”) as of June 30, 2012. Based on that evaluation and in light of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Financial Reporting Process

We did not maintain effective internal control over certain of our financial close and reporting processes because of the following material weaknesses:

(a)	We did not maintain effective controls over segregation of duties related to certain system access rights and the recording and review of journal entries for validity, accuracy, and completeness for substantially all significant accounts. Specifically, certain individuals have incompatible access rights within key IT systems and certain accounting personnel have the ability to prepare and post journal entries without an independent review that is designed with sufficient rigor and precision to prevent or detect an error.

(b)	We did not maintain effective controls over the preparation and review of certain classification and disclosure matters impacting the financial statements and related notes. Specifically, controls are not designed and operating effectively to accumulate and review all information required to ensure complete, accurate, and proper presentation of the statement of cash flows and financial statement disclosures. This control deficiency resulted in the misstatement of cash provided by or used in investing and operating activities and related financial statement disclosures and the misstatement of segment information.

(c)	We did not maintain effective controls over significant and complex debt and equity transactions. Specifically, controls were not designed and operating effectively to ensure completeness and accuracy over the identification, evaluation, analysis and recording of significant and complex debt and equity transactions and the associated financial statement impact. This control deficiency resulted in the misstatement of additional paid-in capital, interest expense, unrealized gain (loss) on warrant derivatives, loss on extinguishment of debt and related financial statement disclosures.

Additionally, each of the control deficiencies described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements and financial statement schedule that would not be prevented or detected. Certain of these material weaknesses resulted in errors which required the restatement of our unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2012 and 2011.

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

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect that Company’s internal control over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

10.1	Form of Stock Appreciation Right Award Agreement. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.2	Form of Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.3	Form of Director Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.4	Form of Employee Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.5	Form of Employee Stock Appreciation Right Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.6	Share Purchase Agreement dated June 21, 2012, by and among HNR Energia BV, Harvest Natural Resources, Inc. and PT Pertamina (Persero). (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on June 21, 2012, file No. 1-10762.)

10.7	Guarantee of Harvest Natural Resources, Inc. dated June 21, 2012. (Incorporated by reference to Exhibit 2.2 to our Form 8-K filed on June 21, 2012, file No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying amended Quarterly Report on Form 10-Q/A pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying amended Quarterly Report on Form 10-Q/A pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

Dated: May 13, 2013	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: May 13, 2013	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President – Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

10.1	Form of Stock Appreciation Right Award Agreement. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.2	Form of Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.3	Form of Director Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.4	Form of Employee Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.5	Form of Employee Stock Appreciation Right Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.6	Share Purchase Agreement dated June 21, 2012, by and among HNR Energia BV, Harvest Natural Resources, Inc. and PT Pertamina (Persero). (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on June 21, 2012, file No. 1-10762.)

10.7	Guarantee of Harvest Natural Resources, Inc. dated June 21, 2012. (Incorporated by reference to Exhibit 2.2 to our Form 8-K filed on June 21, 2012, file No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying amended Quarterly Report on Form 10-Q/A pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying amended Quarterly Report on Form 10-Q/A pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document