Form 10-Q/A
period 2012-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2013-05-13
CIK 845289

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

Restatement

Overview

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is filing this Amendment on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, filed with the Securities and Exchange Commission (“SEC”) on November 9, 2012 (“Original Form 10-Q”). Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Form 10-Q/A contains complete text of Items 1, 2 and 4 of Part 1, and Item 6 of Part II as amended as well as certain currently dated certifications.

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

In assessing the severity of the errors, management determined that the errors were material to the consolidated condensed financial statements for the year ended December 31, 2011 and quarterly information for all quarters in 2011 and the first, second and third quarters of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated condensed statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated condensed balance sheets related to income taxes.

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

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,419	$58,946
Restricted cash	—	1,200
Receivables, net:
Dividend receivable – equity affiliate	—	12,200
Joint interest and other	3,411	14,342
Note receivable	—	3,335
Advances to equity affiliate	2,690	2,388
Prepaid expenses and other	2,435	728

TOTAL CURRENT ASSETS	28,955	93,139
OTHER ASSETS	5,730	5,427
LONG-TERM RECEIVABLE – DIVIDEND, EQUITY AFFILIATE	12,200	—
INVESTMENT IN EQUITY AFFILIATE	405,078	345,054
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	67,446	62,455
Other administrative property, net	883	1,128

TOTAL PROPERTY AND EQUIPMENT, NET	68,329	63,583

TOTAL ASSETS	$520,292	$507,203

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$952	$7,381
Accounts payable, carry obligation	—	3,596
Accrued expenses	8,896	15,247
Accrued interest	283	976
Other current liabilities	2,632	2,632
Income taxes payable	1,551	689
Current portion of long-term debt	9,000	—

TOTAL CURRENT LIABILITIES	23,314	30,521
OTHER LONG-TERM LIABILITIES	1,054	908
WARRANT DERIVATIVE LIABILITY	5,830	4,870
LONG-TERM DEBT	—	31,535
COMMITMENTS AND CONTINGENCIES (See Note 6)

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $ 0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $ 0.01 a share; authorized 80,000 shares at September 30, 2012 (December 31, 2011: 80,000 shares); issued 45,181 shares at September 30, 2012 (December 31, 2011: 40,625 shares)	452	406
Additional paid-in capital	255,672	227,800
Retained earnings	204,525	193,589
Treasury stock, at cost, 6,527 shares at September 30, 2012 (December 31, 2011: 6,521 shares)	(66,145)	(66,104)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	394,504	355,691
NONCONTROLLING INTEREST	95,590	83,678

TOTAL EQUITY	490,094	439,369

TOTAL LIABILITIES AND EQUITY	$520,292	$507,203

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
	(RESTATED*)	(RESTATED*)	(RESTATED*)	(RESTATED*)
EXPENSES
Depreciation and amortization	$106	$111	$316	$354
Exploration expense	1,853	2,950	5,500	5,689
Impairment of oil and gas properties	—	—	—	3,335
Dry hole costs	—	—	5,617	—
General and administrative	5,080	4,291	17,446	18,015

	7,039	7,352	28,879	27,393

LOSS FROM OPERATIONS	(7,039)	(7,352)	(28,879)	(27,393)

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	82	159	231	544
Unrealized gain (loss) on warrant derivative	249	4,256	(960)	8,800
Interest expense	(19)	(806)	(145)	(6,545)
Debt conversion expense	(946)	—	(3,348)	—
Loss on extinguishment of debt	—	—	—	(13,132)
Other non-operating expenses	(1,078)	(316)	(2,801)	(991)
Foreign currency transaction loss	(24)	(43)	(94)	(86)

	(1,736)	3,250	(7,117)	(11,410)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,775)	(4,102)	(35,996)	(38,803)

INCOME TAX EXPENSE (BENEFIT)	1,723	214	(519)	933

LOSS FROM CONTINUING OPERATIONS	(10,498)	(4,316)	(35,477)	(39,736)

NET INCOME FROM EQUITY AFFILIATES	20,299	18,476	60,024	55,216

NET INCOME FROM CONTINUING OPERATIONS	9,801	14,160	24,547	15,480

DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	(1,699)	(2,786)
Gain on sale of oil and gas properties	—	36	—	103,969
Income tax expense	—	—	—	(5,748)

Income (loss) from discontinued operations	—	36	(1,699)	95,435

NET INCOME	9,801	14,196	22,848	110,915

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	4,050	3,592	11,912	10,650

NET INCOME ATTRIBUTABLE TO HARVEST	$5,751	$10,604	$10,936	$100,265

NET INCOME ATTRIBUTABLE TO HARVEST PER COMMON SHARE: (See Note 2 – Summary of Significant Accounting Policies, Earnings Per Share):
Basic	$0.15	$0.31	$0.30	$2.94

Diluted	$0.15	$0.28	$0.30	$2.52

COMPREHENSIVE INCOME	$5,751	$10,604	$10,936	$100,265

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common		Additional			Non-
	Shares	Common	Paid-in	Retained	Treasury	Controlling	Total
	Issued	Stock	Capital	Earnings	Stock	Interest	Equity

Balance at January 1, 2011	40,103	$401	$230,362	$139,389	$(65,543)	$69,501	$374,110
Adjustments	—	—	(11,122)	(1,760)	—	—	(12,882)

Balance at January 1, 2011 as RESTATED*	40,103	401	219,240	137,629	(65,543)	69,501	361,228

Issuance of common shares:
Exercise of stock options	167	2	922	—	—	—	924
Restricted stock awards	273	2	2,028	—	—	—	2,030
Employee stock-based compensation	—	—	2,611	—	—	—	2,611
Conversion of 8.25% senior convertible notes	82	1	464	—	—	—	465
Purchase of treasury shares	—	—	—	—	(561)	—	(561)
Tax benefits related to equity compensation	—	—	2,535	—	—	—	2,535
Net Income	—	—	—	55,960	—	14,177	70,137

Balance at December 31, 2011 as RESTATED*	40,625	406	227,800	193,589	(66,104)	83,678	439,369

Issuance of common shares:
Exercise of stock options	112	1	699	—	—	—	700
Restricted stock awards	179	2	1,350	—	—	—	1,352
Employee stock-based compensation	—	—	1,458	—	—	—	1,458
Conversion of 8.25% senior convertible notes	4,265	43	24,365	—	—	—	24,408
Purchase of treasury shares	—	—	—	—	(41)	—	(41)
Net Income	—	—	—	10,936	—	11,912	22,848

Balance at September 30, 2012 as RESTATED*	45,181	$452	$255,672	$204,525	$(66,145)	$95,590	$490,094

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,848	$110,915
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	316	1,164
Impairment of oil and gas properties costs	—	3,335
Dry hole costs	5,617	—
Impairment of long-lived assets	—	1,440
Allowance for account and note receivable	5,180	—
Write-off of accounts payable, carry obligation	(3,596)	—
Amortization of debt financing costs	377	753
Amortization of discount on debt	—	2,876
Gain on sale of assets	—	(103,969)
Debt conversion expense	2,758	—
Loss on early extinguishment of debt	—	10,983
Net income from equity affiliate	(60,024)	(55,216)
Share-based compensation-related charges	2,809	3,659
Unrealized (gain) loss on warrant derivative	960	(8,800)
Other current liabilities	—	425
Changes in operating assets and liabilities:
Receivables	9,086	(5,971)
Prepaid expenses and other	(1,693)	2,330
Other assets	(984)	(876)
Accounts payable	(6,429)	6,558
Accrued expenses	(1,830)	(1,533)
Accrued interest	(1,329)	(1,665)
Other long-term liabilities	146	(877)
Income taxes payable	862	2,793

NET CASH USED IN OPERATING ACTIVITIES	(24,926)	(31,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	217,833
Additions of property and equipment	(14,733)	(56,932)
Additions to assets held for sale	—	(31,422)
Proceeds from sale of equity affiliate	—	1,385
Advances to equity affiliate	(302)	(582)
Decrease in restricted cash	1,200	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,835)	130,282

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	700	924
Payments of long-term debt	—	(60,000)
Financing costs	(466)	(189)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	234	(59,265)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,527)	39,341

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,946	58,703

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,419	$98,044

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

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

Note 1 - Organization

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

Additionally, an error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity for the quarters ended March 31, 2012 and September 30, 2012.

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

In assessing the severity of the errors, management determined that the errors were material to the consolidated condensed financial statements for the year ended December 31, 2011 and quarterly information for all quarters in 2011 and the first, second and third quarters of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated condensed statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated condensed balance sheets related to income taxes.

The following tables set forth the effect of the adjustments described above on the consolidated condensed statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, the consolidated condensed statements of cash flows and the consolidated condensed statements of stockholders’ equity for the nine months ended September 30, 2012 and 2011, and the consolidated condensed balance sheets as of September 30, 2012 and December 31, 2011.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	As Previously Reported	Adjustment	As RESTATED	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$106	$—	$106	$111	$—	$111
Exploration expense(a)	1,475	378	1,853	1,575	1,375	2,950
General and administrative	5,080	—	5,080	4,291	—	4,291

Total expenses	6,661	378	7,039	5,977	1,375	7,352

Loss from operations	(6,661)	(378)	(7,039)	(5,977)	(1,375)	(7,352)
Other non-operating income (expense)
Investment earnings and other	82	—	82	159	—	159
Unrealized gain (loss) on warrant derivatives(b)	—	249	249	—	4,256	4,256
Interest expense	(19)	—	(19)	(806)	—	(806)
Debt conversion expense(c)	(958)	12	(946)	—	—	—
Other non-operating expense	(1,078)	—	(1,078)	(316)	—	(316)
Foreign currency transaction loss	(24)	—	(24)	(43)	—	(43)

	(1,997)	261	(1,736)	(1,006)	4,256	3,250

Income (Loss) from Continuing Operations Before Income Taxes	(8,658)	(117)	(8,775)	(6,983)	2,881	(4,102)
Income tax expense (benefit)(d) .	1,126	597	1,723	226	(12)	214

Income (Loss) from Continuing Operations	(9,784)	(714)	(10,498)	(7,209)	2,893	(4,316)
Net Income from Equity Affiliate(e)	20,232	67	20,299	18,476	—	18,476

Net Income (Loss) from Continuing Operations	10,448	(647)	9,801	11,267	2,893	14,160
Discontinued Operations
Income (Loss) from Discontinued Operations	—	—	—	—	—	—
Gain on sale of oil and gas properties	—	—	—	36	—	36
Income tax (expense) benefit	595	(595)	—	—	—	—

Income (Loss) from Discontinued Operations(f)	(595)	595	—	36	—	36

Net Income (Loss)	9,853	(52)	9,801	11,303	2,893	14,196
Less: Net Income Attributable to Noncontrolling Interest(e)	4,036	14	4,050	3,592	—	3,592

Net Income (Loss) Attributable To Harvest	$5,817	$(66)	$5,751	$7,711	$2,893	$10,604

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$0.15	$—	$0.15	$0.23	$0.08	$0.31

Diluted	$0.15	$—	$0.15	$0.20	$0.08	$0.28

Comprehensive income (loss)	$5,817	$(66)	$5,751	$7,711	$2,893	$10,604

(a)	For 2012 and 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(b)	For 2012 and 2011, represents changes in fair value of the Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(c)	For 2012, relates to the improper expensing of deferred financing costs associated with the debt conversions.
(d)	For 2012, relates to income tax effect of adjustments and a previously identified classification error between income tax on discontinued operations and income tax on continuing operations. For 2011, relates to income tax effect of adjustments.
(e)	For 2012, represents a previously identified immaterial error.
(f)	For 2012, represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	As Previously		As	As Previously		As
	Reported	Adjustment	RESTATED	Reported	Adjustment	RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$316	$—	$316	$354	$—	$354
Exploration expense(a)	4,200	1,300	5,500	7,414	(1,725)	5,689
Impairment of oil and gas properties(b)	—	—	—	—	3,335	3,335
Dry hole costs	5,617	—	5,617	—	—	—
General and administrative	17,446	—	17,446	18,015	—	18,015

Total expenses	27,579	1,300	28,879	25,783	1,610	27,393

Loss from operations	(27,579)	(1,300)	(28,879)	(25,783)	(1,610)	(27,393)
Other non-operating income (expense)
Investment earnings and other	231	—	231	544	—	544
Unrealized gain (loss) on warrant derivatives(c)	—	(960)	(960)	—	8,800	8,800
Interest expense(d)	(447)	302	(145)	(4,722)	(1,823)	(6,545)
Debt conversion expense(e)	(3,360)	12	(3,348)	—	—	—
Loss on extinguishment of debt(f)	—	—	—	(9,682)	(3,450)	(13,132)
Other non-operating expense	(2,801)	—	(2,801)	(991)	—	(991)
Foreign currency transaction loss	(94)	—	(94)	(86)	—	(86)

	(6,471)	(646)	(7,117)	(14,937)	3,527	(11,410)

Income (Loss) from Continuing Operations Before Income Taxes	(34,050)	(1,946)	(35,996)	(40,720)	1,917	(38,803)
Income tax expense (benefit)(g) .	(520)	1	(519)	708	225	933

Income (Loss) from Continuing Operations	(33,530)	(1,947)	(35,477)	(41,428)	1,692	(39,736)
Net Income from Equity Affiliate(h)	59,651	373	60,024	55,216	—	55,216

Net Income (Loss) from Continuing Operations	26,121	(1,574)	24,547	13,788	1,692	15,480
Discontinued Operations
Income (Loss) from discontinued Operations	(1,699)	—	(1,699)	(2,786)	—	(2,786)
Gain on sale of oil and gas properties	—	—	—	103,969	—	103,969
Income tax (expense) benefit	—	—	—	(5,748)	—	(5,748)

Income (Loss) from Discontinued Operations	(1,699)	—	(1,699)	95,435	—	95,435

Net Income (Loss)	24,422	(1,574)	22,848	109,223	1,692	110,915
Less: Net Income Attributable to Noncontrolling Interest(h)	11,837	75	11,912	10,650	—	10,650

Net Income (Loss) Attributable To Harvest	$12,585	$(1,649)	$10,936	$98,573	$1,692	$100,265

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$0.34	$(0.04)	$0.30	$2.89	$0.05	$2.94

Diluted	$0.34	$(0.04)	$0.30	$2.48	$0.04	$2.52

Comprehensive income (loss)	$12,585	$(1,649)	$10,936	$98,573	$1,692	$100,265

(a)	For 2012 and 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. Also for 2011, exploration overhead costs were offset by a reclassification from exploration expense to impairment of oil and gas properties of $3,335 thousand in the nine months ended September 30, 2011 for amounts that were erroneously classified as exploration expense.
(b)	For 2011, represents the reclassification from exploration expense to impairment of oil and gas properties for amounts that were erroneously classified as exploration expense.

(c)	For 2012 and 2011, represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(d)	For 2012, relates to the improper expensing of accrued interest associated with debt conversions. For 2011, as a result of the change in the fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding, and income tax improperly classified as interest expense.
(e)	For 2012, relates to the improper expensing of costs associated with debt conversions.
(f)	For 2011, the correction in the fair value of the Warrants and its classification as a liability resulted in an increase discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(g)	For 2012, represents income tax effect of adjustments. For 2011, relates to income tax expense improperly classified as interest expense.
(h)	For 2012, relates to a previously identified immaterial error.

Consolidated Condensed Balance Sheets

	September 30, 2012
	As Previously Reported	Adjustment	As RESTATED
		(in thousands)

Deferred income tax(a)	$2,628	$(2,628)	$—
Investment in equity affiliate(b)	404,705	373	405,078
Oil and gas properties(c)	72,181	(4,735)	67,446
Total assets(d)	527,282	(6,990)	520,292
Accrued expenses(e)	9,164	(268)	8,896
Accrued interest payable(f)	679	(396)	283
Other current liabilities(g)	4,835	(2,203)	2,632
Income tax payable(f)	1,579	(28)	1,551
Warrant derivative liability(h)	—	5,830	5,830
Total liabilities(i)	27,263	2,935	30,198
Additional paid in capital(j)	264,329	(8,657)	255,672
Retained earnings(k)	205,868	(1,343)	204,525
Total Harvest shareholders’ equity(l)	404,504	(10,000)	394,504
Noncontrolling interest(b)	95,515	75	95,590
Total equity	500,019	(9,925)	490,094

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Represents a previously identified immaterial error.
(c)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(d)	Relates to (a) through (c) above.
(e)	Relates to improper expensing of costs associated with debt conversions.
(f)	Represents income taxes improperly classified as interest payable.
(g)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(h)	Represents fair value of the warrants at the reporting date.
(i)	Relates to (e) through (h) above.
(j)	Relates to (a) the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the reversal of the original fair value of certain Warrants that did not qualify for equity classification and (b) deferred financing costs of $265 thousand that were erroneously expensed rather than capitalized to additional paid-in capital.

(k)	Relates to (a) net increase in expense in 2010, 2011, and nine months ended September 30, 2012 related to exploration expense of $3,823 thousand, (b) net increase in unrealized gain on warrant derivatives of $9,170 thousand for cumulative 2010, 2011 and nine months ended September 30, 2012, (c) net increase in interest expense of $2,619 thousand cumulative for 2010, 2011 and nine months ended September 30, 2012, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income from equity affiliate of $373 thousand less noncontrolling interest of $75 thousand due to a previously identified immaterial error, (f) net increase in income tax expense of $238 thousand for income taxes improperly classified as interest expense, (g) net decrease in debt conversion expense of $12 thousand for improper expensing of deferred financing costs associated with the debt conversions that should have been recorded to equity, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(l)	Relates to reclassification of the Warrants as described in (j) above plus the impact of retained earnings described in (k) above.

Consolidated Condensed Balance Sheets

	December 31, 2011
	As Previously Reported	Adjustment	As RESTATED
		(in thousands)

Deferred income taxes(a)	$2,628	$(2,628)	$—
Oil and gas properties(b)	65,671	(3,216)	62,455
Total assets(c)	513,047	(5,844)	507,203
Accrued interest payable(d)	1,372	(396)	976
Other current liabilities(e)	4,835	(2,203)	2,632
Income taxes payable (d)	718	(29)	689
Warrant derivative liability(f)	—	4,870	4,870
Total liabilities(g)	65,592	2,242	67,834
Additional paid in capital(h)	236,192	(8,392)	227,800
Retained earnings(i)	193,283	306	193,589
Total Harvest shareholders’ equity(j)	363,777	(8,086)	355,691
Total equity	447,455	(8,086)	439,369

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Relates to (a) and (b) above.
(d)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.
(e)	Relates to a deferred tax asset that was erroneously reported gross of the related liability and income taxes improperly classified as interest payable.
(f)	Relates to the reclassification of the Warrants out of additional paid in capital to warrant derivative liabilities. The fair value of the Warrants was not appropriately determined at inception because certain features of the Warrants were not originally considered in the fair value calculation. Thus, the correction of the error to record the Warrants as a liability does not agree to the correction of the error removing the Warrants from equity. Additionally, the Warrants were not properly marked to market at the end of each period. The warrant derivative liability was valued at $15,000 thousand at inception with subsequent reductions in fair value of $344 thousand in 2010 and $9,786 thousand in 2011.
(g)	Relates to (d) through (f) above.
(h)	Relates to the reversal of the amount recorded to equity at inception for the Warrants of $11,122 thousand and the reversal of the amount removed from additional paid in capital of $2,730 thousand when a portion of the Warrants were redeemed by the Company. In May 2011, additional paid in capital was debited for $2,730 thousand for the reversal of the original fair value of such warrants which was an error as they did not qualify for equity classification.
(i)	Relates to (a) net increase in expense in 2010 and 2011 related to exploration expense of $2,523 thousand (inclusive of the reclassification of exploration expense to impairment of oil and gas properties of $3,335 thousand), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(j)	Relates to reclassification of the Warrants as described in (h) above plus the impact of retained earnings described in (i) above.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As RESTATED	As Previously Reported	Adjustment	As RESTATED
	(in thousands)
Net cash used in operating activities(a)(b)	$(22,725)	$(2,201)	$(24,926)	$(29,840)	$(1,836)	$(31,676)
Net cash provided by (used in) investing activities(a)(b)	(16,036)	2,201	(13,835)	128,446	1,836	130,282
Net cash provided by (used in) financing activities	234	—	234	(59,265)	—	(59,265)

Net increase (decrease) in cash and cash equivalents	(38,527)	—	(38,527)	39,341	—	39,341
Cash and cash equivalents at beginning of year	58,946	—	58,946	58,703	—	58,703

Cash and cash equivalents at end of year	$20,419	$—	$20,419	$98,044	$—	$98,044

(a)	For 2012, relates to $1,519 thousand of lease maintenance costs, exploration overhead and $984 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $(302) thousand were previously erroneously classified as an operating activity rather than an investing activity.
(b)	For 2011, relates to $1,542 thousand of lease maintenance costs and $876 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $(582) thousand were improperly classified as an operating activity rather than an investing activity.

In addition to the above, we have restated the Consolidated Condensed Statements of Stockholder’s Equity for the nine months ended September 30, 2012 to reflect the reclassification of the Warrants from equity to warrant derivative liability and to restate the January 1, 2011 beginning balances to reflect cumulative adjustments related to the previously described errors as follows:

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

In addition to the above, we have restated Operating Segments to reflect the errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	As Previously Reported	Adjustments	As RESTATED	As Previously Reported	Adjustments	As RESTATED
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$15,372	$53	$15,425	$13,918	$—	$13,918
Indonesia(b)	(1,291)	(273)	(1,564)	(1,557)	(1,097)	(2,654)
Gabon(b)	(1,732)	(93)	(1,825)	(620)	(55)	(675)
Oman	(704)	—	(704)	(544)	—	(544)
United States(c)	(5,233)	(348)	(5,581)	(3,522)	4,045	523

Net income (loss) from continuing operations	6,412	(661)	5,751	7,675	2,893	10,568
Discontinued operations (Antelope Project)(d)	(595)	595	—	36	—	36

Net income (loss) attributable to Harvest	$5,817	$(66)	$5,751	$7,711	$2,893	$10,604

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	For 2012, represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense, and (d) for the period ended September 30, 2011, changes in the loss on extinguishment of debt due to the correction in discount on debt related to the improper classification of the Warrants.
(d)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	As Previously Reported	Adjustments	As RESTATED	As Previously Reported	Adjustments	As RESTATED
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$45,820	$298	$46,118	$41,247	$—	$41,247
Indonesia(b)	(4,992)	(1,006)	(5,998)	(4,571)	(1,097)	(5,668)
Gabon(b)	(4,717)	(255)	(4,972)	(1,679)	(290)	(1,969)
Oman	(7,235)	—	(7,235)	(1,589)	—	(1,589)
United States(c)	(14,592)	(686)	(15,278)	(30,270)	3,079	(27,191)

Net income (loss) from continuing operations	14,284	(1,649)	12,635	3,138	1,692	4,830
Discontinued operations (Antelope Project)	(1,699)	—	(1,699)	95,435	—	95,435

Net income (loss) attributable to Harvest	$12,585	$(1,649)	$10,936	$98,573	$1,692	$100,265

(a)	Represents a previously identified immaterial.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	For 2012, represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense, and (d) for the period ended September 30, 2011, changes in the loss on extinguishment of debt due to the correction in discount on debt related to the improper classification of the Warrants.

	September 30, 2012			December 31, 2011
	As Previously Reported	Adjustments	As RESTATED	As Previously Reported	Adjustments	As RESTATED
Operating Segment Assets
Venezuela(a)	$408,550	$373	$408,923	$348,802	$—	$348,802
Indonesia(b)	13,005	(2,511)	10,494	65,165	(50,572)	14,593
Gabon(b)	57,420	(1,814)	55,606	119,273	(63,768)	55,505
Oman(b)	6,669	—	6,669	20,980	(13,828)	7,152
United States(c)	251,054	(3,038)	248,016	137,531	122,325	259,856

	736,698	(6,990)	729,708	691,751	(5,843)	685,908
Intersegment eliminations	(209,416)	—	(209,416)	(178,704)	(1)	(178,705)

Total Assets	$527,282	$(6,990)	$520,292	$513,047	$(5,844)	$507,203

(a)	Represents a previously identified immaterial error.
(b)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable.
(c)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable and a deferred tax asset that was erroneously reported gross of the related liability.

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

Property and Equipment

We use the successful efforts method of accounting for oil and gas properties. The major components of property and equipment are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
	(RESTATED*)	(RESTATED*)

Unproved property costs	$64,344	$59,626
Oilfield inventories	3,102	2,829
Other administrative property	3,247	3,176

Total property and equipment	70,693	65,631
Accumulated depreciation and amortization	(2,364)	(2,048)

Total property and equipment, net	$68,329	$63,583

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the three and nine months ended September 30, 2012, we capitalized interest costs of $0.3 million and $1.5 million, respectively, for qualifying oil and gas property additions. During the three and nine months ended September 30, 2011, we capitalized interest costs of $0.6 million and $1.6 million, respectively, for qualifying oil and gas property.

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

		September 30, 2012	December 31, 2011
Significant assumptions (or ranges):
Trading market values	Level 1 input	$8.92	$7.38
Term (years)		3.08	3.83
Volatility	Level 2 input	70%	70%
Risk-free rate	Level 1 input	0.32%	0.55%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability debt/equity raise	Level 3 input	80% / 20%	80% / 20%

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of September 30, 2012 and December 31, 2011. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Warrant derivative liabilities	$—	$—	$5,830	$5,830

Total liabilities	$—	$—	$5,830	$5,830

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Warrant derivative liabilities	$—	$—	$4,870	$4,870

Total liabilities	$—	$—	$4,870	$4,870

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

We record the net change in the fair value of the derivative positions listed above in unrealized gain (loss) on warrant derivative liabilities in our consolidated condensed statements of operations and comprehensive income (loss). During the three months ended September 30, 2012, an unrealized gain of $0.2 million was recorded to reflect the change in fair value of the warrants (three months ended September 30, 2011: $4.3 million unrealized gain). During the nine months ended September 30, 2012, an unrealized loss of $1.0 million was recorded to reflect the change in fair value of the warrants (nine months ended September 30, 2011: $8.8 million unrealized gain).

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The following table presents the estimated fair values of our fixed interest rate, long-term debt instrument (Level 2) as of September 30, 2012.

	September 30, 2012
	Carrying Value	Fair Value
		(in thousands)

8.25% senior unsecured convertible notes (Level 2)	$9,000	$15,800

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

	September 30, 2012	December 31, 2011
	(in thousands)
Financial liabilities:
Beginning balance	$4,870	$14,656
Unrealized change in fair value	960	(9,786)

Ending balance	$5,830	$4,870

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

During the nine months ended September 30, 2012, there were no transfers between Level 1, Level 2 and Level 3 liabilities.

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended September 30,
	2012	2011
	(in thousands, except per share data)
	(RESTATED*)	(RESTATED*)

Income from continuing operations(a)	$5,751	$10,568
Discontinued operations	—	36

Net income attributable to Harvest	$5,751	$10,604

Weighted average common shares outstanding	38,067	34,174
Effect of dilutive securities	713	4,381

Weighted average common shares, diluted	38,780	38,555

Basic Earnings Per Share:
Income from continuing operations	$0.15	$0.31
Income from discontinued operations	—	—

Basic earnings per share	$0.15	$0.31

Diluted Earnings Per Share:
Income from continuing operations	$0.15	$0.28
Income from discontinued operations	—	—

Diluted earnings per share	$0.15	$0.28

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except per share data)
	(RESTATED*)	(RESTATED*)

Income from continuing operations(a)	$12,635	$4,830
Discontinued operations	(1,699)	95,435

Net income attributable to Harvest	$10,936	$100,265

Weighted average common shares outstanding	36,780	34,053
Effect of dilutive securities	234	5,694

Weighted average common shares, diluted	37,014	39,747

Basic Earnings Per Share:
Income from continuing operations	$0.35	$0.14
Income (loss) from discontinued operations	(0.05)	2.80

Basic earnings per share	$0.30	$2.94

Diluted Earnings Per Share:
Income from continuing operations	$0.35	$0.12
Income (loss) from discontinued operations	(0.05)	2.40

Diluted earnings per share	$0.30	$2.52

(a)	Net of income attributable to noncontrolling interest.
*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

The three months ended September 30, 2012 per share calculations above exclude 2.9 million options and 1.7 million warrants because they were anti-dilutive. The three months ended September 30, 2011 per share calculations above exclude 0.7 million options and 1.6 million warrants because they were anti-dilutive.

The nine months ended September 30, 2012 per share calculations above exclude 3.1 million options and 1.7 million warrants because they were anti-dilutive. The nine months ended September 30, 2011 per share calculations above exclude 0.7 million options and 1.6 million warrants because they were anti-dilutive.

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

During the nine months ended September 30, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services, write-offs of $5.2 million of accounts and note receivable and $3.6 million of accounts payable, carry obligation related to the settlement of all outstanding claims with a private third party on the Antelope Project (see Note 2 – Summary of Significant Accounting Policies, Notes Receivable and Note 6 – Commitments and Contingencies.

Revenue and net loss on the disposition of the Antelope Project are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
	(RESTATED*)
Revenue applicable to discontinued operations	$—	$—	$—	$6,488
Net income (loss) from discontinued operations	$—	$36	$(1,699)	$95,435

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

Note 5 - Long-Term Debt

Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Senior convertible notes, unsecured, with interest at 8.25%
See description below	$9,000	$31,535
Less current portion	9,000	—

Long term portion	$—	$31,535

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

Note 6 - Commitments and Contingencies

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)	(RESTATED*)	(RESTATED*)
Segment Income (Loss) Attributable to Harvest
Venezuela	$15,425	$13,918	$46,118	$41,247
Indonesia	(1,564)	(2,654)	(5,998)	(5,668)
Gabon	(1,825)	(675)	(4,972)	(1,969)
Oman	(704)	(544)	(7,235)	(1,589)
United States	(5,581)	523	(15,278)	(27,191)

Net income (loss) from continuing operations(a)	5,751	10,568	12,635	4,830
Discontinued operations (Antelope Project)	—	36	(1,699)	95,435

Net income attributable to Harvest	$5,751	$10,604	$10,936	$100,265

(a)	Includes net income attributable to noncontrolling interest.
*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

	September 30,	December 31,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)
Operating Segment Assets
Venezuela	$408,923	$348,802
Indonesia	10,494	14,593
Gabon	55,606	55,505
Oman	6,669	7,152
United States	248,016	259,856

	729,708	685,908
Intersegment eliminations	(209,416)	(178,705)

Total Assets	$520,292	$507,203

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

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

The pricing factors for the Boscan crude have been provided and certified by MENPET to Petrodelta. From October 1, 2011 through June 30, 2011, Petrodelta used the Boscan pricing formula as published in the Official Gazette on January 11, 2007 to record the revenue from the El Salto field deliveries. On October 5, 2012, Petrodelta received a draft Sales Contract amendment from PDVSA Trade and Supply. The draft Sales Contract amendment includes a change to Merey 16 pricing formula to allow for indexing of the transportation and commercialization (“ACC”) costs and indexing of the ACC costs and additional sales markets to the Boscan pricing formula. Petrodelta has agreed to the changes in the draft Sales Contract. The revised pricing formula for Merey 16 is prospective and does not affect recorded revenues. The revised pricing formula for Boscan resulted in a reduction to net revenue (revenue less royalties) of $8.6 million ($4.3 million net of tax) ($2.8 million revenue reduction and $1.4 million revenue reduction net of tax net to our 32 percent interest). This adjustment to revenue has been recorded in net income from unconsolidated equity affiliates in the consolidated condensed statements of operations and comprehensive income for the three and nine months ended September 30, 2012.

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

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. For the three and nine months ended September 30, 2012, this method of calculation overstates the liability for the Sports Law contribution by $0.2 million and $0.9 million, respectively ($0.1 million and $0.3 million, respectively, net to our 32 percent interest). We have adjusted for the over-accrual of the Sports Law in the three and nine months ended September 30, 2012 Net Income from Equity Affiliate. See Note 2 - Summary of Significant Accounting Policies, Restatement of Prior Period Financial Statements.

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

All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information for Petrodelta has been presented below at September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Oil sales	$324,608	$304,969	$967,579	$814,557
Gas sales	635	917	2,369	2,322
Royalty	(108,371)	(98,013)	(321,807)	(271,542)

	216,872	207,873	648,141	545,337

Expenses:
Operating expenses	34,246	20,027	75,890	52,993
Workovers	2,855	4,856	11,912	18,352
Depletion, depreciation and amortization	22,238	15,687	61,878	41,405
General and administrative	5,418	3,310	15,345	6,162
Windfall profits tax	71,982	69,424	231,407	161,895

	136,739	113,304	396,432	280,807

Income from operations	80,133	94,569	251,709	264,530

Investment earnings and other	2	161	4	513
Interest expense	(2,975)	(2,107)	(7,578)	(6,525)

Income before income tax	77,160	92,623	244,135	258,518

Current income tax expense	32,678	52,319	106,016	137,280
Deferred income tax benefit	(1,237)	(16,709)	(32,121)	(44,984)

Net income	45,719	57,013	170,240	166,222
Adjustment to reconcile to reported net income from unconsolidated equity affiliate (RESTATED*):
Deferred income tax expense (benefit)	(2,501)	9,939	25,798	27,836
Sports Law over accrual	(168)	—	(933)	—

Net income equity affiliate	48,388	47,074	145,375	138,386
Equity interest in unconsolidated equity affiliate	40%	40%	40%	40%

Income before amortization of excess basis in equity affiliate	19,355	18,830	58,150	55,354
Conform depletion expense to USGAAP	1,511	142	3,468	(155)
Amortization of excess basis in equity affiliate	(567)	(496)	(1,594)	(1,369)

Net income from unconsolidated equity affiliate	$20,299	$18,476	$60,024	$53,830

*	See Note 2 – Summary of Significant Accounting Policies – Restatement of Prior Period Financial Statements.

	September 30,	December 31,
	2012	2011
	(in thousands)
Current assets	$1,384,898	$979,868
Property and equipment	467,431	409,941
Other assets	178,620	146,499
Current liabilities	1,124,503	808,955
Other liabilities	61,926	53,073
Net equity	844,520	674,280

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

The Budong PSC represents $5.3 million of unproved oil and gas properties on our September 30, 2012 balance sheet (RESTATED) (December 31, 2011: $5.3 million).

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

The Dussafu PSC represents $52.9 million of unproved oil and gas properties on our September 30, 2012 balance sheet (RESTATED) (December 31, 2011: $48.9 million).

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

The Warrants include anti-dilution provisions which adjust the number of warrants and the exercise price per warrant based on the issuance of additional shares. The induced conversions related to the $32 million senior convertible notes triggered the anti-dilution provision which resulted in the issuance of 102,841 additional warrants in the nine months ended September 30, 2012 (December 31, 2011: 2,007 additional warrants). In addition, the exercise price per share for all Warrants was repriced to $13.87 per warrant. The Warrants are classified as a liability on our consolidated condensed balance sheets and marked to market. See Note 2 – Summary of Significant Accounting Policies, Restatement of Prior Period Financial Statements.

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

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at September 30, 2012 were:

			Warrants
Date Issued	Expiration Date	Exercise Price	Issued	Outstanding
			(warrants in thousands)
November 2010	November 2015	$13.87	1,600	1,600
October 2011	November 2015	13.87	2	2
March 2012	November 2015	13.87	73	73
August 2012	November 2015	13.87	30	30

			1,705	1,705

Note 16 – Warrant Derivative Liabilities

As of September 30, 2012, derivative financial instruments consisted of 1,704,848 warrants (December 31, 2011: 1,602,007 warrants) issued under the warrant agreements dated November 2010 in connection with a $60 million term loan. The fair value of the warrants as of September 30, 2012 was $3.42 per warrant (December 31, 2011: $3.04 per warrant).

These warrant agreements include provisions wherein we must settle the warrant agreement by issuing a variable number of shares. Consequently, these warrants must be treated as a derivative liability, bifurcated from the host instrument, and recorded at fair value at each reporting date. In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.”

All our warrant derivative contracts are recorded at fair value and are located in the balance sheet as long term liabilities. The following table summarizes the effect on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Unrealized gain (loss) on warrant derivatives	$249	$4,256	$(960)	$8,800

Note 17– Subsequent Event

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

Additionally, an error was identified related to the improper expensing of costs associated with debt conversions that should have been recorded to equity for the quarters ended March 31, 2012 and September 30, 2012.

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

In assessing the severity of the errors, management determined that the errors were material to the consolidated condensed financial statements for the year ended December 31, 2011 and quarterly information for all quarters in 2011 and the first, second and third quarters of 2012. In addition to the errors described above, we made corrections for previously identified immaterial errors and errors affecting classification within the consolidated condensed statement of operations and comprehensive income (loss) related to impairment of oil and gas properties and income taxes and the consolidated condensed balance sheets related to income taxes.

The following tables set forth the effect of the adjustments described above on the consolidated condensed statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, the consolidated condensed statements of cash flows and the consolidated condensed statements of stockholders’ equity for the nine months ended September 30, 2012 and 2011, and the consolidated condensed balance sheets as of September 30, 2012 and December 31, 2011.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	As Previously		As	As Previously		As
	Reported	Adjustment	RESTATED	Reported	Adjustment	RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$106	$—	$106	$111	$—	$111
Exploration expense(a)	1,475	378	1,853	1,575	1,375	2,950
General and administrative	5,080	—	5,080	4,291	—	4,291

Total expenses	6,661	378	7,039	5,977	1,375	7,352

Loss from operations	(6,661)	(378)	(7,039)	(5,977)	(1,375)	(7,352)
Other non-operating income (expense)
Investment earnings and other	82	—	82	159	—	159
Unrealized gain (loss) on warrant derivatives(b)	—	249	249	—	4,256	4,256
Interest expense	(19)	—	(19)	(806)	—	(806)
Debt conversion expense(c)	(958)	12	(946)	—	—	—
Other non-operating expense	(1,078)	—	(1,078)	(316)	—	(316)
Foreign currency transaction loss	(24)	—	(24)	(43)	—	(43)

	(1,997)	261	(1,736)	(1,006)	4,256	3,250

Income (Loss) from Continuing Operations Before Income Taxes	(8,658)	(117)	(8,775)	(6,983)	2,881	(4,102)
Income tax expense (benefit)(d)	1,126	597	1,723	226	(12)	214

Income (Loss) from Continuing Operations	(9,784)	(714)	(10,498)	(7,209)	2,893	(4,316)
Net Income from Equity Affiliate(e)	20,232	67	20,299	18,476	—	18,476

Net Income (Loss) from Continuing Operations	10,448	(647)	9,801	11,267	2,893	14,160
Discontinued Operations
Income (Loss) from Discontinued Operations	—	—	—	—	—	—
Gain on sale of oil and gas properties	—	—	—	36	—	36
Income tax (expense) benefit	595	(595)	—	—	—	—

Income (Loss) from Discontinued Operations(f)	(595)	595	—	36	—	36

Net Income (Loss)	9,853	(52)	9,801	11,303	2,893	14,196
Less: Net Income Attributable to Noncontrolling Interest(e)	4,036	14	4,050	3,592	—	3,592

Net Income (Loss) Attributable To Harvest	$5,817	$(66)	$5,751	$7,711	$2,893	$10,604

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$0.15	$—	$0.15	$0.23	$0.08	$0.31

Diluted	$0.15	$—	$0.15	$0.20	$0.08	$0.28

Comprehensive income (loss)	$5,817	$(66)	$5,751	$7,711	$2,893	$10,604

(a)	For 2012 and 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.

(b)	For 2012 and 2011, represents changes in fair value of the Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(c)	For 2012, relates to the improper expensing of deferred financing costs associated with the debt conversions.
(d)	For 2012, relates to income tax effect of adjustments and a previously identified classification error between income tax on discontinued operations and income tax on continuing operations. For 2011, relates to income tax effect of adjustments.
(e)	For 2012, represents a previously identified immaterial error.
(f)	For 2012, represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	As Previously		As	As Previously		As
	Reported	Adjustment	RESTATED	Reported	Adjustment	RESTATED
	(in thousands)
Expenses
Depreciation and amortization	$316	$—	$316	$354	$—	$354
Exploration expense(a)	4,200	1,300	5,500	7,414	(1,725)	5,689
Impairment of oil and gas properties(b)	—	—	—	—	3,335	3,335
Dry hole costs	5,617	—	5,617	—	—	—
General and administrative	17,446	—	17,446	18,015	—	18,015

Total expenses	27,579	1,300	28,879	25,783	1,610	27,393

Loss from operations	(27,579)	(1,300)	(28,879)	(25,783)	(1,610)	(27,393)
Other non-operating income (expense)
Investment earnings and other	231	—	231	544	—	544
Unrealized gain (loss) on warrant derivatives(c)	—	(960)	(960)	—	8,800	8,800
Interest expense(d)	(447)	302	(145)	(4,722)	(1,823)	(6,545)
Debt conversion expense(e)	(3,360)	12	(3,348)	—	—	—
Loss on extinguishment of debt(f)	—	—	—	(9,682)	(3,450)	(13,132)
Other non-operating expense	(2,801)	—	(2,801)	(991)	—	(991)
Foreign currency transaction loss	(94)	—	(94)	(86)	—	(86)

	(6,471)	(646)	(7,117)	(14,937)	3,527	(11,410)

Income (Loss) from Continuing Operations Before Income Taxes	(34,050)	(1,946)	(35,996)	(40,720)	1,917	(38,803)
Income tax expense (benefit)(g)	(520)	1	(519)	708	225	933

Income (Loss) from Continuing Operations	(33,530)	(1,947)	(35,477)	(41,428)	1,692	(39,736)
Net Income from Equity Affiliate(h)	59,651	373	60,024	55,216	—	55,216

Net Income (Loss) from Continuing Operations	26,121	(1,574)	24,547	13,788	1,692	15,480
Discontinued Operations
Income (Loss) from Discontinued Operations	(1,699)	—	(1,699)	(2,786)	—	(2,786)
Gain on sale of oil and gas properties	—	—	—	103,969	—	103,969
Income tax (expense) benefit	—	—	—	(5,748)	—	(5,748)

Income (Loss) from Discontinued Operations	(1,699)	—	(1,699)	95,435	—	95,435

Net Income (Loss)	24,422	(1,574)	22,848	109,223	1,692	110,915
Less: Net Income Attributable to Noncontrolling Interest(h)	11,837	75	11,912	10,650	—	10,650

Net Income (Loss) Attributable To Harvest	$12,585	$(1,649)	$10,936	$98,573	$1,692	$100,265

Net Income (Loss) Attributable to Harvest Per Common Share:
Basic	$0.34	$(0.04)	$0.30	$2.89	$0.05	$2.94

Diluted	$0.34	$(0.04)	$0.30	$2.48	$0.04	$2.52

Comprehensive income (loss)	$12,585	$(1,649)	$10,936	$98,573	$1,692	$100,265

(a)	For 2012 and 2011, relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. Also for 2011, exploration overhead costs were offset by a reclassification from exploration expense to impairment of oil and gas properties of $3,335 thousand in the nine months ended September 30, 2011 for amounts that were erroneously classified as exploration expense.
(b)	For 2011, represents the reclassification from exploration expense to impairment of oil and gas properties for amounts that were erroneously classified as exploration expense.
(c)	For 2012 and 2011, represents changes in fair value of Warrants for the period. Such Warrants were previously classified as equity and were, therefore, not marked to market at the end of each reporting period.
(d)	For 2012, relates to the improper expensing of accrued interest associated with debt conversions. For 2011, as a result of the change in the fair value of the Warrants, the original discount allocated to the debt was understated; therefore, the additional amortization of the discount on debt, which is a component of interest expense, was understated for each period the debt was outstanding, and income tax improperly classified as interest expense.
(e)	For 2012, relates to the improper expensing of costs associated with debt conversions.
(f)	For 2011, the correction in the fair value of the Warrants and its classification as a liability resulted in an increase discount on debt which also impacted the resulting loss on extinguishment of debt originally recorded in May 2011 when the debt was retired.
(g)	For 2012, represents income tax effect of adjustments. For 2011, relates to income tax expense improperly classified as interest expense.
(h)	For 2012, relates to a previously identified immaterial error.

Consolidated Condensed Balance Sheets

	September 30, 2012
	As Previously		As
	Reported	Adjustment	RESTATED
		(in thousands)

Deferred income tax(a)	$2,628	$(2,628)	$—
Investment in equity affiliate(b)	404,705	373	405,078
Oil and gas properties(c)	72,181	(4,735)	67,446
Total assets(d)	527,282	(6,990)	520,292
Accrued expenses(e)	9,164	(268)	8,896
Accrued interest payable(f)	679	(396)	283
Other current liabilities(g)	4,835	(2,203)	2,632
Income tax payable(f)	1,579	(28)	1,551
Warrant derivative liability(h)	—	5,830	5,830
Total liabilities(i)	27,263	2,935	30,198
Additional paid in capital(j)	264,329	(8,657)	255,672
Retained earnings(k)	205,868	(1,343)	204,525
Total Harvest shareholders’ equity(l)	404,504	(10,000)	394,504
Noncontrolling interest(b)	95,515	75	95,590
Total equity	500,019	(9,925)	490,094

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Represents a previously identified immaterial error.
(c)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(d)	Relates to (a) through (c) above.
(e)	Relates to improper expensing of costs associated with debt conversions.
(f)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.
(g)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(h)	Represents fair value of the warrants at the reporting date.

(i)	Relates to (e) through (h) above.
(j)	Relates to (a) the reclassification of the Warrants from equity to warrant derivative liability of $11,122 thousand offset by an error recorded in 2011 for $2,730 thousand for the reversal of the original fair value of certain Warrants that did not qualify for equity classification and (b) deferred financing costs of $265 thousand that were erroneously expensed rather than capitalized to additional paid-in capital.
(k)	Relates to (a) net increase in expense in 2010, 2011, and nine months ended September 30, 2012 related to exploration expense of $3,823 thousand, (b) net increase in unrealized gain on warrant derivatives of $9,170 thousand for cumulative 2010, 2011 and nine months ended September 30, 2012, (c) net increase in interest expense of $2,619 thousand cumulative for 2010, 2011 and nine months ended September 30, 2012, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income from equity affiliate of $373 thousand less noncontrolling interest of $75 thousand due to a previously identified immaterial error, (f) $238 thousand for income taxes improperly classified as interest expense, (g) net decrease in debt conversion expense of $12 thousand for improper expensing of deferred financing costs associated with the debt conversions that should have been recorded to equity, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(l)	Relates to reclassification of the Warrants as described in (j) above plus the impact of retained earnings described in (k) above.

Consolidated Condensed Balance Sheets

	December 31, 2011
	As Previously Reported	Adjustment	As RESTATED
	(in thousands)

Deferred income taxes(a)	$2,628	$(2,628)	$—
Oil and gas properties(b)	65,671	(3,216)	62,455
Total assets(c)	513,047	(5,844)	507,203
Accrued interest payable(d)	1,372	(396)	976
Other current liabilities(e)	4,835	(2,203)	2,632
Income taxes payable (d)	718	(29)	689
Warrant derivative liability(f)	—	4,870	4,870
Total liabilities(g)	65,592	2,242	67,834
Additional paid in capital(h)	236,192	(8,392)	227,800
Retained earnings(i)	193,283	306	193,589
Total Harvest shareholders’ equity(j)	363,777	(8,086)	355,691
Total equity	447,455	(8,086)	439,369

(a)	Relates to a deferred tax asset that was erroneously reported gross of the related liability.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	Relates to (a) and (b) above.
(d)	Represents other current liabilities that were improperly classified as interest payable and income taxes payable.
(e)	Relates to a deferred tax asset that was erroneously reported gross of the related liability and other current liabilities that were improperly classified as interest payable and income taxes payable.
(f)	Relates to the reclassification of the Warrants out of additional paid in capital to warrant derivative liabilities. The fair value of the Warrants was not appropriately determined at inception because certain features of the Warrants were not originally considered in the fair value calculation. Thus, the correction of the error to record the Warrants as a liability does not agree to the correction of the error removing the Warrants from equity. Additionally, the Warrants were not properly marked to market at the end of each period. The warrant derivative liability was valued at $15,000 thousand at inception with subsequent reductions in fair value of $344 thousand in 2010 and $9,786 thousand in 2011.
(g)	Relates to (d) through (f) above.
(h)	Relates to the reversal of the amount recorded to equity at inception for the Warrants of $11,122 thousand and the reversal of the amount removed from additional paid in capital of $2,730 thousand when a portion of the Warrants were redeemed by the Company. In May 2011, additional paid in capital was debited for $2,730 thousand for the reversal of the original fair value of such warrants which was an error as they did not qualify for equity classification.
(i)	Relates to (a) net increase in expense in 2010 and 2011 related to exploration expense of $2,523 thousand (inclusive of the reclassification of exploration expense to impairment of oil and gas properties of $3,335 thousand), (b) net increase in unrealized gain on warrant derivatives of $10,130 thousand for cumulative 2010 and 2011, (c) net increase in interest expense of $2,921 thousand cumulative for 2010 and 2011, (d) net increase in loss on extinguishment of debt of $3,450 thousand for 2011, (e) net increase in income tax expense of $237 thousand for income taxes improperly classified as interest expense, offset by a reduction to retained earnings of $693 thousand prior to January 1, 2010 for adjustments to leasehold maintenance costs that were improperly capitalized rather than expensed prior to January 1, 2010.
(j)	Relates to reclassification of the Warrants as described in (h) above plus the impact of retained earnings described in (i) above.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	As Previously		As	As Previously		As
	Reported	Adjustment	RESTATED	Reported	Adjustment	RESTATED
	(in thousands)
Net cash used in operating activities(a)(b)	$(22,725)	$(2,201)	$(24,926)	$(29,840)	$(1,836)	$(31,676)
Net cash provided by (used in) investing activities(a)(b)	(16,036)	2,201	(13,835)	128,446	1,836	130,282
Net cash provided by (used in) financing activities	234	—	234	(59,265)	—	(59,265)

Net increase (decrease) in cash and cash equivalents	(38,527)	—	(38,527)	39,341	—	39,341
Cash and cash equivalents at beginning of year	58,946	—	58,946	58,703	—	58,703

Cash and cash equivalents at end of year	$20,419	$—	$20,419	$98,044	$—	$98,044

(a)	For 2012, relates to $1,519 thousand of lease maintenance costs, exploration overhead and $984 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $(302) thousand were previously erroneously classified as an operating activity rather than an investing activity.
(b)	For 2011, relates to $1,542 thousand of lease maintenance costs and $876 thousand of certain investment costs that were improperly classified as an investing activity rather than an operating activity. In addition, Advances to Equity Affiliates of $(582) thousand were improperly classified as an operating activity rather than an investing activity.

In addition to the above, we have restated the Consolidated Condensed Statements of Stockholder’s Equity for the nine months ended September 30, 2012 to reflect the reclassification of the Warrants from equity to warrant derivative liability and to restate the January 1, 2011 beginning balances to reflect cumulative adjustments related to the previously described errors as follows:

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

In addition to the above, we have restated Operating Segments to reflect the errors stated above and eliminate intrasegment receivables erroneously reported gross of related intrasegment payable.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	As Previously		As	As Previously		As
	Reported	Adjustments	RESTATED	Reported	Adjustments	RESTATED
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$15,372	$53	$15,425	$13,918	$—	$13,918
Indonesia(b)	(1,291)	(273)	(1,564)	(1,557)	(1,097)	(2,654)
Gabon(b)	(1,732)	(93)	(1,825)	(620)	(55)	(675)
Oman	(704)	—	(704)	(544)	—	(544)
United States(c)	(5,233)	(348)	(5,581)	(3,522)	4,045	523

Net income (loss) from continuing operations	6,412	(661)	5,751	7,675	2,893	10,568
Discontinued operations (Antelope Project)(d)	(595)	595	—	36	—	36

Net income (loss) attributable to Harvest	$5,817	$(66)	$5,751	$7,711	$2,893	$10,604

(a)	Represents a previously identified immaterial error.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	For 2012, represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense, and (d) for the period ended September 30, 2011, changes in the loss on extinguishment of debt due to the correction in discount on debt related to the improper classification of the Warrants.
(d)	Represents a previously identified classification error between income tax on discontinued operations and income tax on continuing operations.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	As Previously		As	As Previously		As
	Reported	Adjustments	RESTATED	Reported	Adjustments	RESTATED
Segment Income (Loss) Attributable to Harvest
Venezuela(a)	$45,820	$298	$46,118	$41,247	$—	$41,247
Indonesia(b)	(4,992)	(1,006)	(5,998)	(4,571)	(1,097)	(5,668)
Gabon(b)	(4,717)	(255)	(4,972)	(1,679)	(290)	(1,969)
Oman	(7,235)	—	(7,235)	(1,589)	—	(1,589)
United States(c)	(14,592)	(686)	(15,278)	(30,270)	3,079	(27,191)

Net income (loss) from continuing operations	14,284	(1,649)	12,635	3,138	1,692	4,830
Discontinued operations (Antelope Project)	(1,699)	—	(1,699)	95,435	—	95,435

Net income (loss) attributable to Harvest	$12,585	$(1,649)	$10,936	$98,573	$1,692	$100,265

(a)	Represents a previously identified immaterial.
(b)	Relates to lease maintenance costs and exploration overhead costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense.
(c)	For 2012, represents change in the fair value of the Warrants for the reporting period and improper expensing of debt conversion costs and lease maintenance costs that were erroneously capitalized as oil and gas properties rather than expensed as exploration expense. For 2011, represents (a) change in fair value of the Warrants for the reporting period, (b) understatement of interest expense and debt discount which resulted from the improper classification of the Warrants, (c) lease maintenance costs erroneously capitalized as oil and gas properties rather than expensed to exploration expense, and (d) for the period ended September 30, 2011, changes in the loss on extinguishment of debt due to the correction in discount on debt related to the improper classification of the Warrants.

	September 30, 2012			December 31, 2011
	As Previously		As	As Previously		As
	Reported	Adjustments	RESTATED	Reported	Adjustments	RESTATED
Operating Segment Assets
Venezuela(a)	$408,550	$373	$408,923	$348,802	$—	$348,802
Indonesia(b)	13,005	(2,511)	10,494	65,165	(50,572)	14,593
Gabon(b)	57,420	(1,814)	55,606	119,273	(63,768)	55,505
Oman(b)	6,669	—	6,669	20,980	(13,828)	7,152
United States(c)	251,054	(3,038)	248,016	137,531	122,325	259,856

	736,698	(6,990)	729,708	691,751	(5,843)	685,908
Intersegment eliminations	(209,416)	—	(209,416)	(178,704)	(1)	(178,705)

Total Assets	$527,282	$(6,990)	$520,292	$513,047	$(5,844)	$507,203

(a)	Represents a previously identified immaterial error.
(b)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable.
(c)	Relates to the elimination of intrasegment receivables erroneously reported gross of related intrasegment payable and a deferred tax asset that was erroneously reported gross of the related liability.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Thousand barrels of oil sold	3,512	3,031	9,810	8,396
Million cubic feet of gas sold	412	594	1,536	1,504
Total thousand barrels of oil equivalent	3,581	3,130	10,066	8,647
Average price per barrel	$92.43	$100.62	$98.63	$97.02
Average price per thousand cubic feet	$1.54	$1.54	$1.54	$1.54
Cash operating costs ($millions)	$34.3	$20.0	$75.9	$52.9
Capital expenditures ($ millions)	$49.7	$31.4	$120.3	$97.9

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

The pricing factors for the Boscan crude have been provided and certified by MENPET to Petrodelta. From October 1, 2011 through June 30, 2011, Petrodelta used the Boscan pricing formula as published in the Official Gazette on January 11, 2007 to record the revenue from the El Salto field deliveries. On October 5, 2012, Petrodelta received a draft Sales Contract amendment from PDVSA Trade and Supply. The draft Sales Contract amendment includes a change to Merey 16 pricing formula to allow for indexing of the transportation and commercialization (“ACC”) costs and indexing of the ACC costs and additional sales markets to the Boscan pricing formula. Petrodelta has agreed to the changes in the draft Sales Contract. The revised pricing formula for Merey 16 is prospective and does not affect recorded revenues. The revised pricing formula for Boscan resulted in a reduction to net revenue (revenue less royalties) of $8.6 million ($4.3 million net of tax) ($2.8 million revenue reduction and $1.4 million revenue reduction net of tax net to our 32 percent interest). This adjustment to revenue has been recorded in net income from unconsolidated equity affiliates in the consolidated condensed statements of operations and comprehensive income for the three and nine months ended September 30, 2012.

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

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. For the three and nine months ended September 30, 2012, this method of calculation overstates the liability for the Sports Law contribution by $0.2 million and $0.9 million, respectively ($0.1 million and $0.3 million, respectively, net to our 32 percent interest). We have adjusted for the over accrual of the Sports Law in the three and nine months ended September 30, 2012 Net Income from Equity Affiliates. See Operations - Restatement of Prior Period Financial Statements above.

Budong-Budong Project, Indonesia

BPMIGAS, Indonesia’s oil and gas regulatory authority, has stated that that we have satisfied all work commitments for the initial exploration phase of the Budong-Budong Production Sharing Contract (“Budong PSC”).

Operational activities during the three months ended September 30, 2012 included a review of geological and geophysical data obtained from the drilling of the Lariang-1 (“LG-1”) and KD-1 wells to upgrade the prospectivity of the block and to define a prospect for potential drilling in 2013. Based on multiple oil and gas shows encountered in both LG-1 and KD-1, we are working on an exploration program targeting the Pliocene and Miocene sands encountered in the previous two wells. We have completed remapping of both the Lariang and Karama Basins with eight leads in the Lariang Basin and five leads in the Karama Basin having been identified in the Pliocene, Middle-Late Miocene and Eocene sands. The partners have technically recommended the drilling of the Madjene prospect in the Lariang Basin targeting stacked Pliocene and Miocene clastic reservoirs for an exploration well in late 2013. Preliminary well planning activities commenced in October 2012.

The initial exploration term of the Budong PSC expires on January 15, 2013. In September 2012, the operator of the Budong PSC, on behalf of us and the other co-venturers, submitted a request under the terms of the Budong PSC to BPMIGAS for a four year extension of the initial six year exploration term of the Budong PSC. The request for extension of the initial exploration term includes a firm exploration well in late 2013. The extension of the initial exploration term will enable the joint venture to continue exploration activities on the Budong PSC. The granting of such request for an extension of the initial exploration term may not be unreasonably withheld. In the event that an extension of the initial exploration term is not granted, the Budong PSC will automatically terminate on January 15, 2013. However, verbal approval from BPMIGAS has been received to the request for extension of the initial exploration term. Formal written approval from the Government of Indonesia is awaited.

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

During the nine months ended September 30, 2012, we had cash capital expenditures of $5.9 million (RESTATED) mainly for deepening and plugging and abandonment costs of KD-1ST.

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

During the nine months ended September 30, 2012, we had cash capital expenditures of $2.9 million (RESTATED) for seismic processing.

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

On June 21, 2012, we and our wholly owned subsidiary HNR Energia entered into a SPA with Buyer for the sale of our interest in Venezuela for a cash purchase price of $725.0 million. See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions, Share Purchase Agreement (“SPA”). We cannot assure you that the SPA will be consummated. The consummation of the SPA is subject to the satisfaction or waiver of a number of conditions, including, among others, the requirement that approvals are received from the Government of the Bolivarian Republic of Venezuela, the Government of the Republic of Indonesia, and the majority of our stockholders; requirements with respect to the accuracy of the representations and warranties of the parties to the SPA; and requirements with respect to the satisfaction or waiver of the covenants and obligations of the parties to the SPA. In addition, the SPA may be terminated in certain circumstances under the terms of the SPA. We cannot guarantee that the parties to the SPA will be able to meet all of the closing conditions of the SPA. If we are unable to meet all of the closing conditions, the Buyer would not be obligated to close the SPA. We also cannot be sure that circumstances, such as a material adverse effect, will not arise that would also allow the Buyer to terminate the SPA prior to closing. If the SPA does not close, our Board of Directors will be forced to evaluate other alternatives, which may be less favorable to us than the SPA. There can be no assurances as to whether this transaction will close or whether we will receive any cash proceeds related to the SPA.

Our cash is being used to fund oil and gas exploration projects, debt, interest, and to a lesser extent general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We do not have any remaining work commitments for the current exploration phases of the Budong PSC or Block 64 EPSA. We entered the third exploration phase of the Dussafu PSC on May 28, 2012. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period (see Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 12 – Gabon). This work commitment is non-discretionary; however, we do have the ability to control the pace of expenditures. In July 2012, we signed a contract for a semi-submersible drilling rig to drill an exploration well on the Gabon PSC. In the event that we elect to terminate the contract prior to the rig’s arrival on-site, we are obligated to compensate the drilling company $5.0 million ($3.3 million net to our 66.667 percent interest) for liquidated damages. Liquidating damages for other contract commitments in the event that we do not drill the well on the Gabon PSC total $0.2 million ($0.1 million net to our 66.667 percent interest). See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 12 – Gabon.

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. On May 17, 2011, we closed the transaction to sell the Antelope Project. The transaction had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflected increases to the purchase price for customary adjustments and deductions for transaction related costs (see Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions – Discontinued Operations).

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

Currently, our source of cash is expected to be generated by accessing the debt and/or equity markets. On March 30, 2012, we announced that we had entered into an equity distribution agreement (the “Agreement”) with Knight Capital America, L.P. (“KCA”), a subsidiary of Knight Capital Group, Inc. relating to an “at-the-market” (“ATM”) offering of shares of our common stock having an aggregate sales price of up to $75.0 million. Under the terms of the Agreement, we may offer and sell shares of our common stock by means of transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market price or at negotiated rates. We are unable to access the ATM during blackout periods or when we are in possession of material information which has not been made public. As of September 30, 2012, we have not accessed the ATM. On October 12, 2012, we announced the sale of $79.8 million aggregate principal amount of 11 percent senior unsecured notes due October 11, 2014. See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 16 – Subsequent Event.

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

Our senior convertible notes are due March 1, 2013. As of September 30, 2012, $22.5 million of the senior convertible notes had been converted into, or exchanged for, shares of our common stock. On October 11, 2012, $3.0 million of the remaining senior convertible notes were converted into shares of our common stock under the terms of the indenture governing the senior convertible notes, and $6.0 million face value of the remaining senior convertible notes was exchanged for $10.5 million in principal amount of the 11 percent senior unsecured debt issued October 11, 2012. See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 16 – Subsequent Event.

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

Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
	(RESTATED*)	(RESTATED*)

Net cash used in operating activities	$(24,926)	$(31,676)
Net cash provided by (used in) investing activities	(13,835)	130,282
Net cash provided by (used in) financing activities	234	(59,265)

Net increase (decrease) in cash and cash equivalents	$(38,527)	$39,341

*	See Operations – Restatement of Prior Period Financial Statements above.

At September 30, 2012, we had current assets of $29.0 million and current liabilities of $23.3 million, resulting in working capital of $5.7 million and a current ratio of 1.2:1. This compares with a working capital of $62.6 million and a current ratio of 3.1:1 at December 31, 2011. The decrease in working capital of $56.9 million was primarily due to decreases in receivables, increases in cash payment for capital expenditures and decreases in accrued expenses and accounts payable.

Cash Flow used in Operating Activities. During the nine months ended September 30, 2012 and 2011, net cash used in operating activities was approximately $24.9 million and $31.7 million, respectively. The $6.8 million decrease was primarily due to decreases in accounts payable and accrued expenses offset by decrease in receivables.

Cash Flow from Investing Activities. Our cash capital expenditures for property and equipment are summarized in the following table:

	September 30,
	2012	2011
	(in millions)
	(RESTATED*)	(RESTATED*)

Budong PSC	$5.9	$19.3
Dussafu PSC	2.9	36.2
Block 64 EPSA	5.9	1.4

Total additions of property and equipment –continuing operations	14.7	56.9
Assets Held for Sale – Antelope Project(1)	—	31.4

Total additions of property and equipment	$14.7	$88.3

(1)	See Part I. Financial Statements Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions.
*	See Operations – Restatement of Prior Period Financial Statements above.

During the nine months ended September 30, 2012, we:

•	Released $1.2 million of restricted cash; and

•	Advanced $0.4 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million.

During the nine months ended September 30, 2011, we:

•	Received $217.8 million for the sale of our Antelope Project (see Part I. Financial Statements Notes to Consolidated Condensed Financial Statements, Note 4 – Dispositions);

•	Received $1.4 million from the sale of our equity investment in Fusion; and

•	Advanced $0.7 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million.

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

In addition, on October 12, 2012, we announced the sale of $79.8 million aggregate principal amount of 11 percent senior unsecured notes due October 11, 2014. See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 16 – Subsequent Event. The 11 percent senior unsecured note obligation is not reflected in the above table.

Results of Operations

You should read the following discussion of the results of operations for the three and nine months ended September 30, 2012 and 2011 and the financial condition as of September 30, 2012 and December 31, 2011 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Three Months Ended September 30, 2012 (RESTATED) Compared with Three Months Ended September 30, 2011 (RESTATED)

We reported net income attributable to Harvest of $5.8 million, or $0.15 diluted earnings per share, for the three months ended September 30, 2012, compared with net income attributable to Harvest of $10.6 million, or $0.28 diluted earnings per share, for the three months ended September 30, 2011.

Total expenses and other non-operating (income) expense from continuing operations (in millions):

	Three Months Ended
	September 30,		Increase
	2012	2011	(Decrease)
	(RESTATED*)	(RESTATED*)
Depreciation and amortization	$0.1	$0.1	$—
Exploration expense	1.9	3.0	(1.1)
General and administrative	5.1	4.3	0.8
Investment earnings and other	(0.1)	(0.2)	0.1
Unrealized gain on warrant derivative	(0.2)	(4.3)	4.1
Interest expense	—	0.8	(0.8)
Debt conversion expense	0.9	—	0.9
Other non-operating expenses	1.1	0.3	0.8
Income tax expense	1.7	0.2	1.5

*	See Operations – Restatement of Prior Period Financial Statements above.

During the three months ended September 30, 2012, we incurred $1.1 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $0.4 million of lease maintenance costs, and $0.4 million related to general business development activities. During the three months ended September 30, 2011, we incurred $1.5 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $1.4 million of lease maintenance costs and $0.1 million related to other general business development activities.

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

The increase in unrealized loss on warrant derivatives in the three months ended September 30, 2012 from the three months ended September 30, 2011 was due to the change in fair value for our warrant derivative liabilities: $3.42 per warrant at September 30, 2012 and $3.66 per warrant at September 30, 2011.

The decrease in interest expense in the three months ended September 30, 2012 from the three months ended September 30, 2011 was due to the conversion of $6.5 million of our senior convertible notes into shares of our common stock in August 2012 and interest capitalized to oil and gas properties of $0.3 million.

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

Net loss on the disposition of the Antelope Project are shown in the table below:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
	(RESTATED*)

Net income (loss) from discontinued operations	$—	$36

*	See Operations – Restatement of Prior Period Financial Statements above.

Nine Months Ended September 30, 2012 (RESTATED) Compared with Nine Months Ended September 30, 2011 (RESTATED)

We reported net income attributable to Harvest of $10.9 million, or $0.30 diluted earnings per share, for the nine months ended September 30, 2012, compared with net income attributable to Harvest of $100.3 million, or $2.52 diluted earnings per share, for the nine months ended September 30, 2011.

Total expenses and other non-operating (income) expense from continuing operations (in millions):

	Nine Months Ended
	September 30,		Increase
	2012	2011	(Decrease)
	(RESTATED*)	(RESTATED*)
Depreciation and amortization	$0.3	$0.4	$(0.1)
Exploration expense	5.5	5.7	(0.2)
Impairment of oil and gas properties	—	3.3	(3.3)
Dry hole costs	5.6	—	5.6
General and administrative	17.4	18.0	(0.6)
Investment earnings and other	(0.2)	(0.5)	0.3
Unrealized (gain) loss on warrant derivative	1.0	(8.8)	9.8
Interest expense	0.1	6.5	(6.4)
Debt conversion expense	3.3	—	3.3
Loss on extinguishment of debt	—	13.1	(13.1)
Other non-operating expenses	2.8	1.0	1.8
Income tax expense (benefit)	(0.5)	0.9	(1.4)

*	See Operations – Restatement of Prior Period Financial Statements above.

During the nine months ended September 30, 2012, we incurred $3.4 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $1.3 million of lease maintenance costs, and $0.8 million related to other general business development activities. During the nine months ended September 30, 2011, we incurred $3.8 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations, $1.6 million of lease maintenance costs, and $0.3 million related to other general business development activities.

During the nine months ended September 30, 2012, we did not impair any oil and gas properties. During the nine months ended September 30, 2011, we impaired $3.3 million related to the carrying value of West Bay.

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

The increase in unrealized loss on warrant derivatives in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 was due to the change in fair value for our warrant derivative liabilities: $3.42 per warrant at September 30, 2012 and $3.66 per warrant at September 30, 2011.

The decrease in interest expense in the nine months ended September 30, 2012 from the nine months ended September 30, 2011 was due to the repayment in May 2011 of our $60 million term loan facility, conversion of $22.5 million of our 8.25 percent senior convertible notes in the nine months ended September 30, 2012, and interest capitalized to oil and gas properties of $1.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 9, 2012, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. In connection with the restatement of the unaudited consolidated condensed financial statements for the three and nine months ended September 30, 2012 as discussed in Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 2 – Summary of Significant Accounting Policies, Restatement of Prior Period Financial Statements, a reevaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e), as amended, (the “Exchange Act”) as of September 30, 2012. Based on that evaluation and in light of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Accounting for Income Taxes

We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including income tax expense and income tax assets and liabilities. Specifically, we did not maintain effective controls to (1) document our analysis, considerations and evaluation of relevant facts related to our accounting judgments for income taxes, (2) account for uncertain tax positions, and (3) ensure appropriate recording and presentation of our net operating losses and associated valuation allowance and related footnote disclosures. This control deficiency resulted in the misstatement of income tax expense, deferred tax assets, our valuation allowance and related financial statement disclosures.

Financial Reporting Process

We did not maintain effective internal control over certain of our financial close and reporting processes because of the following material weaknesses:

(a)	We did not maintain effective controls over segregation of duties related to certain system access rights and the recording and review of journal entries for validity, accuracy, and completeness for substantially all significant accounts. Specifically, certain individuals have incompatible access rights within key IT systems and certain accounting personnel have the ability to prepare and post journal entries without an independent review that is designed with sufficient rigor and precision to prevent or detect an error.

(b)	We did not maintain effective controls over the preparation and review of certain classification and disclosure matters impacting the financial statements and related notes. Specifically, controls are not designed and operating effectively to accumulate and review all information required to ensure complete, accurate, and proper presentation of the statement of cash flows and financial statement disclosures. This control deficiency resulted in the misstatement of cash provided by or used in investing and operating activities and related financial statement disclosures and the misstatement of segment information.

(c)	We did not maintain effective controls over significant and complex debt and equity transactions. Specifically, controls were not designed and operating effectively to ensure completeness and accuracy over the identification, evaluation, analysis and recording of significant and complex debt and equity transactions and the associated financial statement impact. This control deficiency resulted in the misstatement of additional paid-in capital, debt conversion expense, interest expense, unrealized gain (loss) on warrant derivatives, loss on extinguishment of debt and related financial statement disclosures.

Additionally, each of the control deficiencies described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements and financial statement schedule that would not be prevented or detected. Certain of these material weaknesses resulted in errors which required the restatement of our unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2012 and 2011.

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

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect that Company’s internal control over financial reporting.

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