Form 10-Q
period 2013-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2013-06-05
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

At May 31, 2013, 39,454,279 shares of the Registrant’s Common Stock were outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,430	$72,627
Restricted cash	1,178	1,000
Accounts and notes receivable, net	7,174	2,955
Advances to equity affiliate	455	656
Deferred income taxes	821	821
Prepaid expenses and other	1,242	1,460

TOTAL CURRENT ASSETS	42,300	79,519
OTHER ASSETS	6,885	7,613
LONG-TERM RECEIVABLE – EQUITY AFFILIATE	14,228	14,346
INVESTMENT IN EQUITY AFFILIATE	462,294	412,823
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	102,625	81,792
Other administrative property, net	705	744

TOTAL PROPERTY AND EQUIPMENT, NET	103,330	82,536

TOTAL ASSETS	$629,037	$596,837

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$8,099	$3,970
Accrued expenses	13,880	30,748
Accrued interest	2,653	624
Other current liabilities	3,416	3,538
Income taxes payable	108	102

TOTAL CURRENT LIABILITIES	28,156	38,982
OTHER LONG-TERM LIABILITIES	464	1,108
WARRANT DERIVATIVE LIABILITY	1,685	5,470
LONG-TERM DEBT	75,473	74,839
COMMITMENTS AND CONTINGENCIES (See Note 7)

EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at March 31, 2013 (December 31, 2012: 80,000 shares); issued 45,926 shares at March 31, 2013 (December 31, 2012: 45,882 shares)	459	458
Additional paid-in capital	264,437	263,646
Retained earnings	217,475	181,378
Treasury stock, at cost, 6,527 shares at March 31, 2013 (December 31, 2012: 6,527 shares)	(66,145)	(66,145)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	416,226	379,337
NONCONTROLLING INTEREST	107,033	97,101

TOTAL EQUITY	523,259	476,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$629,037	$596,837

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)

EXPENSES
Depreciation and amortization	$95	$105
Exploration expense	1,898	1,935
Dry hole costs	—	5,546
General and administrative	3,662	5,842

	5,655	13,428

LOSS FROM OPERATIONS	(5,655)	(13,428)

OTHER NON-OPERATING INCOME (EXPENSE)
Investment earnings and other	46	69
Unrealized gain on warrant derivative	3,785	432
Interest expense	(1,198)	(92)
Debt conversion expense	—	(2,422)
Other non-operating expenses	(472)	(256)
Foreign currency transaction gain (loss)	91	(22)

	2,252	(2,291)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,403)	(15,719)
INCOME TAX EXPENSE (BENEFIT)	39	(1,220)

LOSS FROM CONTINUING OPERATIONS	(3,442)	(14,499)

NET INCOME FROM EQUITY AFFILIATE	49,471	16,896

NET INCOME FROM CONTINUING OPERATIONS	46,029	2,397

DISCONTINUED OPERATIONS	—	(115)

NET INCOME	46,029	2,282

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	9,932	3,322

NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST	$36,097	$(1,040)

NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST PER COMMON SHARE
(See Note 4 – Earnings Per Share):
Basic	$0.92	$(0.03)

Diluted	$0.91	$(0.03)

COMPREHENSIVE INCOME (LOSS)	$36,097	$(1,040)

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$46,029	$2,282
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	95	105
Dry hole costs	—	5,546
Amortization of debt financing costs	357	183
Amortization of discount on debt	634	—
Foreign currency transaction loss on revaluation	436	—
Debt conversion expense	—	1,939
Net income from equity affiliate	(49,471)	(16,896)
Share-based compensation related charges	680	886
Unrealized gain on warrant derivative	(3,785)	(432)
Other current liabilities	(122)	—
Changes in Operating Assets and Liabilities:
Accounts and notes receivable	(4,219)	1,602
Prepaid expenses and other	218	(533)
Other assets	370	(378)
Accounts payable	4,129	(4,833)
Accrued expenses	(5,138)	(2,225)
Accrued interest	14	(902)
Other long-term liabilities	(644)	41
Income taxes payable	6	261

NET CASH USED IN OPERATING ACTIVITIES	(10,411)	(13,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(30,523)	(11,978)
Advances to equity affiliate	(117)	4
Restricted cash	(178)	—

NET CASH USED IN INVESTING ACTIVITIES	(30,818)	(11,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	112	—
Financing costs	(80)	(66)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32	(66)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,197)	(25,394)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,627	58,946

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,430	$33,552

Supplemental Schedule of Noncash Investing and Financing Activities:

During the three months ended March 31, 2013, capital expenditures of $(11.6) million were financed through current liabilities.

During the three months ended March 31, 2012, capital expenditures of $(5.1) million were financed through current liabilities.

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012 (unaudited)

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“USGAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Harvest Natural Resources, Inc. (“Harvest”) is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1989, when it was incorporated under Delaware law.

We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). Our Venezuelan interests are owned through Harvest-Vinccler Dutch Holding, B.V., a Dutch private company with limited liability (“Harvest Holding”). Our ownership of Harvest Holding is through HNR Energia, B.V. (“HNR Energia”) in which we have a direct controlling interest. Through HNR Energia, we indirectly own 80 percent of Harvest Holding and our partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), indirectly owns the remaining 20 percent interest of Harvest Holding. Harvest Holding owns, indirectly through wholly owned subsidiaries, 40 percent of Petrodelta, S.A. (“Petrodelta”). As we indirectly own 80 percent of Harvest Holding, we indirectly own a net 32 percent interest in Petrodelta, and Vinccler indirectly owns eight percent. Corporación Venezolana del Petroleo S.A. (“CVP”) owns the remaining 60 percent of Petrodelta. Petroleos de Venezuela S.A. (“PDVSA”) owns 100 percent of CVP. Harvest Holding has an indirect controlling interest in Harvest Vinccler S.C.A. (“Harvest Vinccler”). Harvest Vinccler’s main business purposes are to assist us in the management of Petrodelta and in negotiations with PDVSA. We do not have a business relationship with Vinccler outside of Venezuela.

In addition to our interests in Venezuela, we hold exploration acreage in three projects:

•	Mainly onshore in West Sulawesi in the Republic of Indonesia (“Indonesia”) through the Budong-Budong Production Sharing Contract (“Budong PSC”) (see Note 14 – Indonesia),

•	Offshore of the Republic of Gabon (“Gabon”) through the Dussafu Marin Permit (“Dussafu PSC”) (see Note 15 – Gabon), and

•	Offshore of the People’s Republic of China (“China”) through the WAB-21 Petroleum Contract (see Note 17 – China).

Note 2 – Liquidity and Going Concern

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. Currently, our source of cash is expected to be generated by accessing debt and/or equity markets and/or farm-downs.

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

There are also a number of variables and risks related to our minority equity investment in Petrodelta that could significantly utilize our cash balances, and affect our capital resources and liquidity. Petrodelta’s capital commitments are determined by its business plan, and Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. The total capital required to develop the fields in Venezuela may exceed Petrodelta’s available cash and financing capabilities, and there may be operational or contractual consequences due to this inability. Petrodelta’s ability to fully develop the fields in Venezuela will require a significant investment. Due to PDVSA’s liquidity constraints, PDVSA has not been providing the necessary monetary support and contractual adherence required by Petrodelta. If we are called upon to fund our share of Petrodelta’s operations, our failure to do so could be considered a default under the Contract of Conversion and cause the forfeiture of some or all our shares in Petrodelta.

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

Between Petrodelta’s formation in October 2007 and June 2010, Petrodelta declared and paid dividends of $105.5 million to HNR Finance, B.V. (“HNR Finance”), a wholly owned subsidiary of Harvest Holding ($84.4 million net to our 80 percent interest in HNR Finance). See Note 18 – Related Party Transactions for a discussion of our obligations to our non-controlling interest holder, Vinccler, for any dividend received from Petrodelta. As discussed below, on November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million; however, such dividend has not been received. There is uncertainty with respect to the timing of the receipt of such dividend or whether future dividends will be declared and/or paid. We have and will continue to monitor our investment in Petrodelta. If the dividend receivable is deemed to not be collectible, or facts and circumstances surrounding our investment change, our results of operations and our investment in Petrodelta could be adversely impacted.

We have incurred losses from continuing operations since 2007 and negative cash flows since 2009 and have utilized the proceeds from the sale of property and debt to fund our operations. For the three months ended March 31, 2013, we generated net income attributable to Harvest of approximately $36.1 million and negative cash flows from operations of approximately $10.4 million. At March 31, 2013, we had retained earnings of approximately $217.5 million and working capital of approximately $14.1 million. We currently do not have any revenue or operating cash inflow and, as indicated above, historically our main source of cash has been dividends from Petrodelta. On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend was ratified by Petrodelta’s shareholders on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, this dividend has not yet been received, although it is due and payable.

We expect that for 2013 we will not generate revenue, will continue to generate losses from operations, and our cash flows will not be sufficient to cover our operating expense; therefore, expected continued losses from operations and use of cash will be funded through debt and/or equity financings, farm-downs, delay of the discretionary portion of our capital spending to future periods and/or operating cost reductions. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt and/or equity financing, farm-downs, delay of the discretionary portion of our capital spending to future periods and/or operating cost reductions. Our ability to continue as a going concern also depends upon the success of our planned exploration and development activities. There can be no guarantee of future capital acquisition, fundraising or explorations success or that we will realize the value of our unevaluated exploratory well costs. We believe that we will continue to be successful in securing any funds necessary to continue as a going concern. However, our current cash position and our ability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

Failure to generate sufficient cash flow, raise additional capital through debt and/or equity financings, farm-downs, and/or further reduce operating costs could have a material adverse effect on our ability to meet our short- and long-term liquidity needs and achieve our intended long-term business objectives.

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

Our financial statements have been prepared under the assumption that we will continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that could result should we be unable to continue as a going concern.

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

Presentation of Comprehensive Income (Loss)

We have elected to utilize the “single continuous statement” for presentation of all nonowner changes in stockholders’ equity per Accounting Standards Update (“ASU”) No. 2011-05 (ASU 2011-05), which is included in ASC 220, “Comprehensive Income”.

Reporting and Functional Currency

The United States Dollar (“U.S. Dollar”) is the reporting and functional currency for all of our controlled subsidiaries and Petrodelta. Amounts denominated in non-U.S. Dollar currencies are re-measured into U.S. Dollars, and all currency gains or losses are recorded in the consolidated condensed statements of operations and comprehensive income (loss). There are many factors that affect foreign exchange rates and the resulting exchange gains and losses, many of which are beyond our influence.

See Note 12 – Venezuela for a discussion of currency exchange rates and currency exchange risk on Harvest Vinccler’s and Petrodelta’s businesses.

Cash and Cash Equivalents

Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months.

Restricted Cash

Restricted cash is classified as current or non-current based on the terms of the agreement. Restricted cash at March 31, 2013 represents cash held in a U.S. bank used as collateral for a standby letter of credit issued in support of a performance bond for a joint study ($1.0 million) and cash held in a foreign bank used as collateral for a bank guarantee issued in support of customs clearances ($0.2 million). Restricted cash at December 31, 2012 represents cash held in a U.S. bank used as collateral for a standby letter of credit issued in support of a performance bond for a joint study.

Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, advances to equity affiliate, dividend receivable, notes payable and derivative financial instruments. We maintain cash and cash equivalents in bank deposit accounts with commercial banks with high credit ratings, which, at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due the nature of our receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.

Other Assets

Other assets consist of business development costs associated with new business development projects, prepaid expenses which are expected to be realized in the next 12 to 24 months, deferred financing costs and a long-term receivable for value added tax (“VAT”) credits related to the Budong PSC. Business development costs are reclassified to oil and gas properties or expensed depending on management’s assessment of the project under ASC 932-360-35-19 “Sufficient Progress Assessment”. Deferred financing costs relate to specific financing and are amortized over the life of the financing to which the costs relate. See Note 6 – Long-Term Debt. The VAT receivable is reimbursed through the sale of hydrocarbons. See Note 14 – Indonesia for development plans for the Budong PSC.

At March 31, 2013, other assets included $0.3 million of long-term prepaid expenses, $2.4 million of deferred financing costs and $3.5 million of long-term VAT receivable. At December 31, 2012, other assets included $0.2 million of long-term prepaid expenses, $3.2 million of deferred financing costs and $3.5 million of long-term VAT receivable.

Other Assets at March 31, 2013 also includes a blocked payment of $0.7 million (December 31, 2012: $0.7 million) net to our 66.667 percent interest related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). See Note 7 – Commitments and Contingencies.

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

There are many factors to consider when evaluating an equity investment for possible impairment. Currency devaluations, inflationary economies, and cash flow analysis are some of the factors we consider in our evaluation for possible impairment. At March 31, 2013, there were no events that would indicate that our equity investment in Petrodelta had sustained a loss in value that is other than temporary.

We review our Investment in Equity Affiliates for impairment whenever events and circumstances indicate a loss in investment value is other than a temporary decline. At March 31, 2013, we reviewed our investment in Petrodelta as a result of the February 2013 announced Venezuela Bolivar (“Bolivar”) devaluation. Under Petrodelta’s contract for the sale of hydrocarbons, payment is to be made in U.S. Dollars. Dividends are paid in U.S. Dollars. Petrodelta does not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars. As such, we concluded that there was no impairment to our equity investment as of March 31, 2013.

We measure and disclose our noncontrolling interests in accordance with the provisions of ASC 810 “Consolidation”. Our noncontrolling interest relates to Vinccler’s indirectly owned 20 percent interest in Harvest Holding (see Note 1 – Organization).

Oil and Gas Properties

We follow the successful efforts method of accounting for oil and gas properties. The major components of property and equipment are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Unproved property costs	$99,291	$78,453
Oilfield inventories	3,334	3,339
Other administrative property	3,010	2,954

	105,635	84,746
Accumulated depreciation	(2,305)	(2,210)

	$103,330	$82,536

Unproved property costs consist of (in millions):

	March 31, 2013	December 31, 2012

Budong PSC	$5.2	$5.2
Dussafu PSC	94.1	73.3

Total unproved property costs	$99.3	$78.5

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the three months ended March 31, 2013, depreciation expense was $0.1 million (March 31, 2012: $0.1 million).

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period since we incurred debt are used in the interest capitalization calculation. During the three months ended March 31, 2013, we capitalized interest costs of $2.0 million for qualifying oil and gas property additions (March 31, 2012: $0.7 million).

Derivative Financial Instruments

Our warrants, which have anti-dilution protection features, do not meet the conditions to obtain equity classification under ASC 480 “Distinguishing Liabilities From Equity” as there are conditions which may require settlement by transferring assets. These warrants are required to be carried as derivative liabilities, at fair value, with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive income (loss). See Note 10 – Warrant Derivative Liability for additional disclosures regarding the warrants. See Note 9 – Fair Value Measurements for a discussion on the valuation of the warrants. See Note 8 – Common Stock Warrants for a discussion on settlement of the warrants in the occurrence of a fundamental change.

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

We classify interest related to income tax liabilities, and penalties as applicable, as interest expense.

We do not provide deferred income taxes on undistributed earnings of our foreign subsidiaries for possible future remittances as all such earnings are permanently reinvested, or otherwise can be negotiated in a tax free manner, as part of our ongoing business.

Noncontrolling Interests

Changes in noncontrolling interest were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Balance at beginning of period	$97,101	$83,678
Net income attributable to noncontrolling interest	9,932	3,322

Balance at end of period	$107,033	$87,000

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)

Income (loss) from continuing operations(a)	$36,097	$(925)
Discontinued operations	—	(115)

Net income (loss) attributable to Harvest	$36,097	$(1,040)

Weighted average common shares outstanding	39,444	34,884
Effect of dilutive securities	191	—

Weighted average common shares, diluted	39,635	34,884

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.92	$(0.03)
Income (loss) from discontinued operations	—	—

Basic earnings (loss) per share	$0.92	$(0.03)

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.91	$(0.03)
Income (loss) from discontinued operations	—	—

Diluted earnings (loss) per share	$0.91	$(0.03)

(a)	Net of net income attributable to noncontrolling interest.

The three months ended March 31, 2013 per share calculations above exclude 2.9 million options and 2.4 million warrants because they were anti-dilutive. The three months ended March 31, 2012 per share calculations above exclude 3.9 million options and 1.7 million warrants because they were anti-dilutive.

The total intrinsic value of stock options exercised during the three months ended March 31, 2013 was $0.1 million. No stock options were exercised in the three months ended March 31, 2012.

Note 5 – Share Purchase Agreement (“SPA”)

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

Note 6 – Long-Term Debt

Long-Term Debt

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Senior notes, unsecured, with interest at 11%	$79,750	$79,750
Discount on 11% senior unsecured notes	(4,277)	(4,911)
Less current portion	—	—

	$75,473	$74,839

On October 11, 2012, we closed the sale of $79.8 million aggregate principal amount of 11 percent senior unsecured notes due October 11, 2014. Under the terms of the notes, interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1, beginning January 1, 2013. The 11 percent senior unsecured notes are general unsecured obligations, ranking equally in right of payment with all our future senior unsecured indebtedness. The senior unsecured notes are structurally subordinated to indebtedness and other liabilities of our subsidiaries.

The 11 percent senior unsecured notes were issued at a price of 96 percent of principal amount. The original issue discount (“OID”) is recorded as a Discount on Debt. Warrants to purchase up to 0.7 million share of our common stock with an exercise price of $10.00 per share were issued in connection with the 11 percent senior unsecured notes. The fair value of the warrants is recorded as Discount on Debt. The OID is being amortized over the life of the debt. The Discount on Debt is amortized over the life of the debt.

In the event that a sale of assets (farm-outs are not included in the definition of a sale of assets in the indenture) for more than $5.0 million in the aggregate occurs, we are required to offer to all noteholders of our 11 percent senior unsecured notes within 30 days of when sales proceeds exceeds $5.0 million to purchase the maximum principal amount of our 11 percent senior unsecured notes that may be purchased out of the sale proceeds at an offer price in cash in an amount equal to 105.5 percent of the principal amount plus accrued and unpaid interest, if any. In the event of a change in control or a sale of Petrodelta, the noteholders of our 11 percent senior unsecured notes have the right to require us to repurchase all or any part of the 11 percent senior unsecured notes at a repurchase price equal to 101 percent in the case of a change in control or 105.5 percent in the case of a sale of Petrodelta plus accrued interest. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative. We considered the probabilities of these events occurring and determined that the derivative had an immaterial value at March 31, 2013 and December 31, 2012.

The indenture relating to the notes includes various additional covenants, including a covenant that we file quarterly reports on Form 10-Q with the Securities and Exchange Commission, post the report on our web site and provide the report to the note holders within the time periods specified in the Commission’s rules and regulations. Because we did not timely file our Quarterly Report for the period ended March 31, 2013, we are in breach of this covenant. The indenture states that failure to comply with this covenant will be an event of default if the breach continues for a period of 60 days. Therefore, our failure to timely file our quarterly report for the quarter ended March 31, 2013, is not currently an event of default for purposes of the indenture, and if we are able to file our Quarterly Report within that 60-day period, there will be no event of default as a result of our late filing.

Financing costs associated with the 11 percent senior unsecured notes are being amortized over the life of the notes and are recorded in other assets. The balance for financing costs was $2.4 million at March 31, 2013 (December 31, 2012: $3.2 million).

Note 7 – Commitments and Contingencies

The following related class action lawsuits were filed on the dates specified in the United States District Court, Southern District of Texas: John Phillips v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (March 22, 2013); Sang Kim v. Harvest Natural Resources, Inc., James A. Edmiston, Stephen C. Haynes, Stephen D. Chesebro’, Igor Effimoff, H. H. Hardee, Robert E. Irelan, Patrick M. Murray and J. Michael Stinson (April 3, 2013); Chris Kean v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 11, 2013); Prastitis v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 17,

2013); Alan Myers v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 22, 2013); and Edward W. Walbridge and the Edward W. Walbridge Trust v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 26, 2013). The complaints allege that the Company made certain false or misleading public statements and demand that the defendants pay unspecified damages to the class action plaintiffs based on stock price declines. All of these actions have been consolidated into the Phillips case. The Company and the other named defendants intend to vigorously defend the consolidated and other listed lawsuits.

On March 25, 2013, the Securities and Exchange Commission notified the Company that it is conducting an inquiry related to certain matters disclosed in the Company’s Form 12b-25 announcing that it would be unable to file on a timely basis its 2012 Annual Report on Form 10-K, including certain errors in the Company’s prior years’ financial statements and material weaknesses in the Company’s internal controls. The Company is engaged in discussions with the Commission concerning these matters.

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 (“KD-1”) drilling site. The claim asserts that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS, Indonesia’s oil and gas regulatory authority. The claimant is seeking compensation of 16 billion Indonesia Rupiah (approximately $1.7 million, $1.2 million net to our 71.61 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. On March 8, 2013, the court ruled to dismiss the claim because the claim had not been filed against the proper parties to the claim. On March 19, 2013, the claimant filed an appeal against the judgment. We dispute the claim and plan to vigorously defend against it.

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

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our subsidiary in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Unless that application is approved, the funds will remain in the blocked account, and we can give no assurance when, or if, OFAC will permit the funds to be released. As of June 4, 2013, our October 26, 2011 application for the return of the blocked funds remains pending with OFAC.

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

On May 4, 2012, Harvest Vinccler learned that the Political Administrative Chamber of the Supreme Court of Justice has issued a decision dismissing one of Harvest Vinccler’s claims against the Libertador Municipality. Harvest Vinccler continues to believe that it has sufficient arguments to maintain its position in accordance with the Venezuelan Constitution. Harvest Vinccler plans to present a request of Constitutional Revision to the Constitutional Chamber of the Supreme Court of Justice once it is notified officially of the decision. As of June 4, 2013, Harvest Vinccler has not received official notification of the decision. Harvest Vinccler is unable to predict the impact of this decision on the remaining outstanding municipality claims and assessments.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.

Note 8 – Common Stock Warrants

In connection with a $60 million term loan facility closed in November 2010, we issued (1) 1.2 million warrants exercisable at any time on or after the closing date of the term loan facility for a period of five years from the closing date on a cashless exercise basis at $15 per share until July 28, 2011, the Bridge Date, at which time the exercise price per share would be repriced to equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche A”); and (2) 0.4 million warrants exercisable at any time on or after the closing date of the term loan facility for a period of five years from the closing date on a cashless exercise basis at $20 per share until the Bridge Date, at which time the exercise price per share would be repriced to equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche B”) (the “Warrants”). On July 28, 2011, the Bridge Date, the Warrants were repriced to $14.78 per warrant which is the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date.

The Warrants include anti-dilution provisions which adjust the number of warrants and the exercise price per warrant based on the issuance of additional shares. No additional warrants were issued in the three months ended March 31, 2013. The exercise price per share of the Warrants was repriced to $13.75 per warrant at December 31, 2012. The Warrants are classified as a liability on our consolidated condensed balance sheets and marked to market each reporting period. We reported an unrealized gain on warrant derivatives of $3.8 million in the three months ended March 31, 2013 (three months ended March 31, 2012: $0.4 million unrealized gain).

In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.

In connection with the 11 percent senior unsecured notes issued October 11, 2012, we issued warrants to purchase up to 0.7 million share of our common stock with an exercise price of $10.00 per share. The warrants can be exercised at any time up until the three-year anniversary of the closing. The Black-Scholes option pricing model was used in pricing the warrants. The fair value of the warrants is classified as a discount on debt on our consolidated condensed balance sheet at March 31, 2013.

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at March 31, 2013 were:

			Warrants
Date Issued	Expiration Date	Exercise Price	Issued	Outstanding
			(warrants in thousands)
November 2010	November 2015	$13.75	1,600	1,600
October 2011	November 2015	13.75	2	2
March 2012	November 2015	13.75	73	73
August 2012	November 2015	13.75	30	30
October 2012	November 2015	13.75	15	15
October 2012	October 2015	10.00	687	687

			2,407	2,407

Note 9 – Fair Value Measurements

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

The Monte Carlo model is used on the warrants to reasonably value the potential future exercise price adjustments triggered by the anti-dilution provisions. See Note 10 – Warrant Derivative Liability. This requires Level 3 inputs which are based on our estimates of the probability and timing of potential future financings and fundamental transactions. The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liabilities that were outstanding as of any of the balance sheet dates presented on our consolidated condensed balance sheets:

		March 31, 2013	December 31, 2012
Significant assumptions (or ranges):
Stock price	Level 1 input	$3.51	$9.07
Term (years)		2.58	2.83
Volatility	Level 2 input	85%	70%
Risk-free rate	Level 1 input	0.31%	0.33%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability debt/equity raise	Level 3 input	80% / 20%	80% / 20%

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of March 31, 2013 and December 31, 2012. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value liabilities and their placement within the fair value hierarchy levels.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Warrant derivative liabilities	$—	$—	$1,685	$1,685

Total liabilities	$—	$—	$1,685	$1,685

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Warrant derivative liabilities	$—	$—	$5,470	$5,470

Total liabilities	$—	$—	$5,470	$5,470

We record the net change in the fair value of the derivative position listed above as an unrealized gain (loss) on warrant derivative in our consolidated condensed statements of operations and comprehensive income (loss). During the three months ended March 31, 2013, an unrealized gain of $3.8 million was recorded to reflect the change in fair value of the warrants (three months ended March 31, 2012: $0.4 million unrealized gain).

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The following table presents the estimated fair values of our fixed interest rate, long-term debt instrument (Level 3) as of March 31, 2013.

	March 31, 2013
	Carrying Value	Fair Value
	(in thousands)

11% senior unsecured notes (Level 3)	$75,473	$77,808

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

	March 31, 2013	December 31, 2012
	(in thousands)
Financial liabilities:
Beginning balance	$5,470	$4,870
Additions	—	—
Unrealized change in fair value	(3,785)	600

Ending balance	$1,685	$5,470

During the three months ended March 31, 2013, there were no transfers between Level 1, Level 2 and Level 3 liabilities.

Note 10 – Warrant Derivative Liability

As of March 31, 2013 and December 31, 2012, warrant derivative financial instruments consisted of 1,720,334 warrants issued under the warrant agreements dated November 2010 in connection with a $60 million term loan facility. The fair value of the warrants as of March 31, 2013 was $0.98 per warrant (December 31, 2012: $3.18 per warrant).

These warrant agreements include provisions wherein we may be required to settle the warrant agreement by transferring assets. Consequently, these warrants must be treated as a derivative liability, bifurcated from the host instrument, and recorded at fair value at each reporting date. In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.

All our warrant derivative contracts are recorded at fair value and are classified as warrant derivative liability on the consolidated condensed balance sheet. The following table summarizes the effect on our income (loss) associated with changes in the fair values of our warrant derivative financial instruments:

	Three Months Ended March 31
	2013	2012
	(in thousands)
Warrants	$3,785	$432

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating Segment Net Income (Loss)
Venezuela	$39,076	$12,956
Indonesia	(1,978)	(2,856)
Gabon	(2,146)	(1,425)
Oman	(703)	(5,608)
United States	1,848	(3,992)

Operating segment net income (loss)	36,097	(925)
Discontinued operations	—	(115)

Net income (loss) attributable to Harvest	$36,097	$(1,040)

	March 31, 2013	December 31, 2012
	(in thousands)
Operating Segment Assets
Venezuela	$465,767	$416,792
Indonesia	10,569	10,959
Gabon	113,598	80,908
Oman	168	313
United States	303,653	307,703

	893,755	816,675
Intersegment eliminations	(264,718)	(219,838)

	$629,037	$596,837

Note 12 – Venezuela

On February 8, 2013, the Venezuelan government published in the Official Gazette the Exchange Agreement No. 14 which establishes new exchange rates for the Bolivar/U.S. Dollar currencies that became effective February 9, 2013. The exchange rate established in the Agreement is 6.30 Bolivars per U.S. Dollar. The Exchange Agreement also announced the elimination of the Sistema de Transacciones con Títulos en Moneda

Extranjera (“SITME”) effective February 8, 2013. All exchanges of Bolivars must now transact through the Central Bank. As a result of the February 8, 2013 devaluation, in the three months ended March 31, 2013, Harvest Vinccler recorded a $0.1 million gain on revaluation of its assets and liabilities, and Petrodelta recorded a $186.7 million gain on revaluation of its assets and liabilities.

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (6.30 Bolivars per U.S. Dollar). However, during the three months ended March 31, 2013, Harvest Vinccler exchanged approximately $0.4 million (March 31, 2012: $0.3 million) through the Central Bank in 2013 and SITME in 2012 and received an average exchange rate of 5.80 Bolivars (March 31, 2012: 5.17 Bolivars) per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the Central Bank exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the Central Bank exchange rate.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At March 31, 2013, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 7.1 million Bolivars and 6.7 million Bolivars, respectively. At March 31, 2013, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 363.3 million Bolivars and 4,511.5 million Bolivars, respectively.

Note 13 – Investment in Equity Affiliate – Petrodelta, S.A.

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

Since the Sales Contract provides for only one crude pricing formula, the Sales Contract had to be amended to include the Boscan pricing formula to allow Petrodelta to invoice PPSA for El Salto crude oil deliveries. From October 1, 2011 through June 30, 2012, Petrodelta used the Boscan pricing formula as published in the Official Gazette on January 11, 2007 to record revenue from El Salto deliveries. Petrodelta subsequently received from PDVSA Trade and Supply a draft amendment to the Sales Contract. The pricing formula in the draft amendment was used to record revenue for El Salto field deliveries from July 1, 2012 through March 31, 2013, and revenue for El Salto deliveries for October 1, 2011 through June 30, 2012 was revised to reflect the pricing formula in the draft amendment. The only item included in the draft amendment is the Boscan pricing formula to be used in invoicing

El Salto crude oil deliveries. All other terms and conditions of the Sales Contract remain in force. On January 31, 2013, Petrodelta’s board of directors endorsed the amendment to the Sales Contract. The amendment has been approved by CVP’s board of directors. HNR Finance, as shareholder, has agreed to the contract amendment. CVP’s board of directors reviewed the amendment on April 30, 2013. A certificate of CVP’s final board resolution approving the amendment dated April 30, 2013 was received by Petrodelta on May 23, 2013. The remaining steps for the contract amendment are to (1) inform MENPET of the approval, (2) receive approval from Petrodelta’s shareholders to amend the Sales Contract including the Boscan formula, and (3) sign the contract amendment with PDVSA Trade and Supply. Once the Sales Contract is executed, PPSA will be invoiced for the deliveries.

At March 31, 2013, El Salto deliveries, net of royalties, covering the delivery months of October 2011 through March 2013 totaled approximately 5.0 million barrels (“MBls”) (1.6 MBls net to our 32 percent interest). The amendment to the Sales Contract pricing formula for Boscan based upon the deliveries and factors certified by MENPET, results in revenue for these deliveries of $445.5 million ($142.6 million net to our 32 percent interest). As of March 31, 2013, these deliveries for El Salto remain uninvoiced to PPSA.

As discussed in previous filings, PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. PDVSA, through PPSA, purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures, and PDVSA has fallen behind in certain of its payment obligations to its contractors, including contractors engaged by PDVSA to provide services to Petrodelta. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors, including Harvest Vinccler. As a result, Petrodelta has experienced, and is continuing to experience, difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis is having an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta, and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the three months ended March 31, 2013, Harvest Vinccler advanced to Petrodelta $0.1 million for continuing operations costs and recorded a $0.4 million loss on revaluation of the accounts receivable with Petrodelta. Petrodelta and Petrodelta’s board have neither indicated that the advances are not payable, nor that they will not be paid. As of March 31, 2013, $2.0 million (December 31, 2012: $2.1 million) of the Advances to Equity Affiliate had been classified as long-term receivable due to slow payment and age of the advances although we expect the full amount to be collected. During the year ended December 31, 2012, Harvest Vinccler advanced to Petrodelta $0.5 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advance. Although payment is slow and the balance is increasing, payments continue to be received.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). In February 2013, the Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax. The amended Windfall Profits Tax establishes new levels for contribution of extraordinary and exorbitant prices to the Venezuelan government. Extraordinary prices are considered to be equal to or lower than $80 per barrel, and exorbitant prices are considered to be over $80 per barrel. The amended Windfall Profits tax also sets a new royalty cap per barrel of $80. Contributions for extraordinary prices are 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $55 per barrel for 2013) and $80 per barrel. Contributions for exorbitant prices are (1) 80 percent when the average price of the Venezuela Export Basket (“VEB”) exceeds $80 per barrel but is less than $100 per barrel; (2) 90 percent when the average price of the VEB equals or exceeds $100 per barrel but is less than $110 per barrel; and (3) 95 percent when the average price of the VEB equals or exceeds $110 per barrel. Windfall Profits Tax is deductible for Venezuelan income tax purposes. During the three months ended March 31, 2013, Petrodelta recorded $66.0 million for Windfall Profits Tax (March 31, 2012: $84.7 million).

The amended Windfall Profits Tax states that royalties paid to Venezuela are capped at $80 per barrel (in 2012, $70 per barrel under the original Windfall Profits Tax), but the cap on royalties has not been defined as being applicable to in-cash, in-kind, or both. Per instructions received from PDVSA, Petrodelta reports royalties, whether paid in-cash or in-kind, at $80 per barrel (royalty barrels x $80). The difference between the $80 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. For the three months ended March 31, 2013, the reduction to oil sales due to the $80 cap applied to all royalty barrels was $27.3 million ($8.7 million net to our 32 percent interest) (March 31, 2012: $38.5 million [$12.3 million net to our 32 percent interest]).

Per our interpretation of the Windfall Profits Tax, the $80 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. We have applied the $80 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind for the three months ended March 31, 2013. With assistance from Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $80 cap to the 3.33 percent royalty paid in cash for the three months ended March 31, 2013. For the three months ended March 31, 2013, net oil sales (oil sales less royalties) are slightly higher, $2.7 million ($0.9 million net to our 32 percent interest) (2012: $3.8 million [$1.2 million net to our 32 percent interest]) under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels. We have reported revenues and royalties for Petrodelta under this method.

The April 2011 Windfall Profits Tax included a provision wherein it considered that an exemption of the Windfall Profits Tax could be granted for the incremental production of projects and grass root developments until the specific investments are recovered. The projects deemed to qualify for the exemption has to be considered and approved in a case by case basis by MENPET. The subsequent amendment to the Windfall Profits tax in February 2013 did not modify the fundamentals of this section from the April 2011 Windfall Profits Tax law. Since the enactment of the April 2011 Windfall Profits Tax, we have believed that several of the fields operated by Petrodelta should qualify for exemption from the Windfall Profits Tax, and we have been waiting for MENPET to establish, through resolution, the definition of incremental production and grass roots developments, as well as guidance on the process of applying for, and the calculation of, the exemption.

In March 2013, PDVSA requested an exemption from MENPET for the Windfall Profits Tax under the provision in the April 2011 Windfall Profits Tax law. The exemption was applied to several oil development projects, including Petrodelta. The exemption is allowable under the April 2011 Windfall Profits Tax law; however, MENPET has neither defined the projects qualifying for exemption, nor the guidance to be used in calculating the exemption. PDVSA issued to Petrodelta its share of the exemption credit, $55.2 million ($36.4 million net of tax) ($17.7 million net to our 32 percent interest, $11.6 million net of tax net to our 32 percent interest) based on PDVSA’s calculation and projects PDVSA deemed to qualify for the exemption. Neither Petrodelta nor us have been provided with supporting documentation indicating the properties have been appropriately qualified by MENPET, the specific details for the exemption credit, such as which fields, production period or production, or the supporting calculations. Until MENPET either issues guidance on the exemption provision in the April 2011 Windfall Profits Tax law or issues payment forms including the exemption credit, or written approval from MENPET for this exemption credit is received by Petrodelta or us, we have and will continue to exclude the exemption credit from our equity earnings in Petrodelta.

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. For the three months ended March 31, 2013 and 2012, this method of calculation overstates the liability for the Sports Law contribution by $1.7 million and $0.3 million, respectively ($0.5 million and $0.1 million, respectively, net to our 32 percent interest). We have adjusted for the over-accrual of the Sports Law in the three months ended March 31, 2013 and 2012 Net Income from Equity Affiliate.

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, as of June 4, 2013, this dividend has not been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has neither indicated that the dividend is not payable, nor that it will not be paid. The dividend receivable is classified as a long-term receivable at March 31, 2013 due to the uncertainty in the timing of payment. There is uncertainty with respect to the timing of the receipt of this dividend and whether future dividends will be declared and/or paid. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected or facts and circumstances surrounding our investment change, our results of operations and investment in Petrodelta could be adversely impacted.

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

All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information has been presented below at March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012:

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Revenues:
Oil sales	$317,324	$324,497
Gas sales	1,201	972
Royalty	(105,533)	(107,339)

	212,992	218,130
Expenses:
Operating expenses	26,533	21,581
Workovers	3,064	5,908
Depletion, depreciation and amortization	20,465	17,922
General and administrative	8,780	4,983
Windfall profits tax	66,046	84,738

	124,888	135,132

Income from operations	88,104	82,998

Investment earnings and other	1,400	1
Gain on exchange rate	186,721	—
Windfall profits tax credit	36,371	—
Interest expense	(2,750)	(1,913)

Income before income tax	309,846	81,086

Current income tax expense	137,609	42,070
Deferred income tax benefit	(15,419)	(13,490)

Net Income	187,656	52,506
Adjustment to reconcile to reported Net Income from
Unconsolidated Equity Affiliate:
Deferred income tax expense	23,647	12,041
Reversal of windfall profits tax credit	36,371	—
Sports Law over accrual	(1,651)	(345)

Net Income Equity Affiliate	129,289	40,810
Equity interest in unconsolidated equity affiliate	40%	40%

Income before amortization of excess basis in equity affiliate	51,716	16,324
Amortization of excess basis in equity affiliate	(553)	(489)
Conform depletion expense to GAAP	(1,692)	1,061

Net income from unconsolidated equity affiliate	$49,471	$16,896

	March 31, 2013	December 31, 2012
	(in thousands)

Current assets	$1,254,716	$1,425,115
Property and equipment	551,429	538,351
Other assets	85,888	70,468
Current liabilities	873,187	1,180,559
Other liabilities	70,916	93,101
Net equity	947,930	760,274

Note 14 – Indonesia

In December 2012, we signed a farm-out agreement with the operator of the Budong PSC to acquire an additional 7.1 percent participating interest and to become operator of the Budong PSC. Approval of the assignment of interest was approved by the Government of Indonesia on April 9, 2013. Approval of the transfer of operatorship was received from SKK Migas, the Special Task Force for oil and gas upstream sector, on March 25, 2013.

Closing of this acquisition increased our participating ownership interest in the Budong PSC to 71.5 percent with our cost sharing interest becoming 72 percent until first commercial production. The consideration for this transaction is that we will fund 100 percent of the costs of the first exploration well of the four-year extension to the Budong PSC. If the exploration well is not drilled within 18 months of the date of approval from the Government of Indonesia of this transaction (October 9, 2014), our partner has the right to give notice that the consideration be paid in cash, or $3.2 million.

The Budong PSC originally covered 0.75 million acres. However, pursuant to the request for extension of the initial exploration term, the contract area held by the Budong PSC at the beginning of the extension period should be reduced, per the terms of the Budong PSC, from the current 55 percent to 20 percent of the original contract area. If the full amount of the relinquishment is required, 0.3 million acres would remain in the Budong PSC contract area. In January 2013, our partner, on our behalf, submitted a relinquishment proposal of 10 percent to SKK Migas. SKK Migas approved the 10 percent relinquishment request on May 6, 2013. The Budong PSC currently covers 0.6 million acres, or 45 percent of the original contract area. An additional 0.3 million acres is subject to relinquishment in January 2014. The retained area contains all the areas of geological interest to the Budong PSC partners.

We have satisfied all work commitments for the current exploration phase of the Budong PSC. However, the extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC.

Operational activities during the three months ended March 31, 2013 included continued work on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. Land acquisition, tender prequalification and environmental studies are on-going.

The Budong PSC represents $5.3 million of unproved oil and gas properties on our March 31, 2013 consolidated condensed balance sheet (December 31, 2012: $5.3 million).

Note 15 – Gabon

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The Direction Generale Des Hydrocarbures (“DGH”) agreed to lengthen the third exploration phase to four years until May 27, 2016. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period. This commitment was fulfilled with the drilling of Dussafu Tortue Marin-1 (“DTM-1”).

Operational activities during the three months ended March 31, 2013 included completion activities on DTM-1, and drilling and completion activities of the first appraisal sidetrack of DTM-1 (“DTM-1ST1”). The drilling rig was demobilized and released on February 21, 2013. A program of subsurface and conceptual engineering studies has commenced with the objective of evaluating the commerciality of Tortue and the other oil discoveries. In other parts of the Dussafu PSC, activities include reservoir characterization and 3-D seismic reprocessing.

Dussafu Ruche Marin-1 (“DRM-1”), which was drilled in 2011, DTM-1 and DTM-1ST1 are suspended pending future appraisal and development activities.

The Dussafu PSC represents $97.3 million of unproved oil and gas properties on our March 31, 2013 consolidated condensed balance sheet (December 31, 2012: $76.4 million).

Note 16 – Oman

All work commitments for the First Phase exploration period on Block 64 EPSA have been completed. On March 12, 2013, we elected to not request an extension of the First Phase or enter the Second Phase of Block 64 EPSA and Block 64 was relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was written off to impairment expense at December 31, 2012. Operations have been terminated and the field office was closed May 31, 2013.

Note 17 – China

In March 2013, China National Offshore Oil Corporation (“CNOOC”) granted us an extension of Phase One of the Exploration Period for the WAB-21 contract area from May 2013 to May 2015. We met with CNOOC in April 2013 to discuss the ratification of the extension. While no assurance can be given, we expect CNOOC to approve the extension by the first week in June 2013.

Note 18 – Related Party Transactions

Dividends declared and paid by Petrodelta are paid to HNR Finance. HNR Finance must declare a dividend in order for the partners, Harvest and Vinccler, to receive their respective shares of Petrodelta’s dividend. Petrodelta has declared two dividends, totaling $33.0 million, which have been received by HNR Finance and one dividend, totaling $12.2 million, which has not yet been received by HNR Finance. HNR Finance has not distributed these dividends to the partners. At March 31, 2013, Vinccler’s share of the undistributed dividends is $9.0 million.

Note 19 – Subsequent Event

We have entered into two agreements to acquire operating interests in certain onshore exploration blocks outside the United States. Pursuant to these agreements, we incurred approximately $1.5 million in the second quarter of 2013. For competitive reasons, we have chosen not to disclose the details of these agreements.

We conducted our subsequent events review up through the date of the issuance of this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include our concentration of operations in Venezuela, the political and economic risks associated with international operations (particularly those in Venezuela), the anticipated future development costs for undeveloped reserves, drilling risks, the risk that actual results may vary considerably from reserve estimates, the dependence upon the abilities and continued participation of certain of our key employees, the risks normally incident to the exploration, operation and development of oil and natural gas properties, risks incumbent to being a noncontrolling interest shareholder in a corporation, the permitting and the drilling of oil and natural gas wells, the availability of materials and supplies necessary to projects and operations, the price for oil and natural gas and related financial derivatives, changes in interest rates, the Company’s ability to acquire oil and natural gas properties that meet its objectives, availability and cost of drilling rigs and seismic crews, overall economic conditions, political stability, civil unrest, acts of terrorism, currency and exchange risks, currency controls, changes in existing or potential tariffs, duties or quotas, changes in taxes, changes in governmental policy, lack of liquidity, availability of sufficient financing, estimates of amounts and timing of sales of securities, changes in weather conditions, and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2012, which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

Executive Summary

Harvest Natural Resources, Inc. is a petroleum exploration and production company incorporated under Delaware law in 1989. Our focus is on acquiring exploration, development and producing properties in geological basins with proven active hydrocarbon systems. Our experienced technical, business development and operating personnel have identified low entry cost exploration opportunities in areas with large hydrocarbon resource potential. We operate from our Houston, Texas headquarters. We also have regional/technical offices in the United Kingdom and Singapore, and field offices in Jakarta, Republic of Indonesia (“Indonesia”); Port Gentil, Republic of Gabon (“Gabon”); and Muscat, Sultanate of Oman (“Oman”) (which was closed May 31, 2013) to support field operations in those areas.

We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). Our Venezuelan interests are owned through Harvest-Vinccler Dutch Holding, B.V., a Dutch private company with limited liability (“Harvest Holding”). Our ownership of Harvest Holding is through HNR Energia, B.V. (“HNR Energia”) in which we have a direct controlling interest. Through HNR Energia, we indirectly own 80 percent of Harvest Holding and our partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), indirectly owns the remaining 20 percent interest of Harvest Holding. Harvest Holding owns, indirectly through wholly owned subsidiaries, 40 percent of Petrodelta, S.A. (“Petrodelta”). As we indirectly own 80 percent of Harvest Holding, we indirectly own a net 32 percent interest in Petrodelta, and Vinccler indirectly owns eight percent. Corporación Venezolana del Petroleo S.A. (“CVP”) owns the remaining 60 percent of Petrodelta. Petroleos de Venezuela S.A. (“PDVSA”) owns 100 percent of CVP. Harvest Holding has an indirect controlling interest in Harvest Vinccler S.C.A. (“Harvest Vinccler”). Harvest Vinccler’s main business purposes are to assist us in the management of Petrodelta and in negotiations with PDVSA. We do not have a business relationship with Vinccler outside of Venezuela.

Through the pursuit of technically-based strategies, we are building a portfolio of exploration prospects to complement the low-risk production, development and exploration prospects we hold in Venezuela. In addition to our interests in Venezuela, we hold exploration acreage mainly onshore West Sulawesi in Indonesia, offshore of Gabon, and offshore of the People’s Republic of China (“China”).

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

In January 2013, we announced that we had encountered oil in Dussafu Tortue Marin-1 (“DTM-1”), and we spud the first appraisal sidetrack of DTM-1 (“DTM-1ST1”).

In March 2013, we became interim operator of the Budong PSC. In April 2013, our acquisition of an additional 7.1 percent participating interest in the Budong PSC was approved.

Operations

Venezuela

On February 8, 2013, the Venezuelan government published in the Official Gazette the Exchange Agreement No. 14 which establishes new exchange rates for the Venezuela Bolivar (“Bolivar”)/U.S. Dollar currencies that became effective February 9, 2013. The exchange rate established in the Agreement is 6.30 Bolivars per U.S. Dollar. The Exchange Agreement also announced the elimination of the Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) effective February 8, 2013. All exchanges of Bolivars must now transact through the Central Bank. As a result of the February 8, 2013 devaluation, in the three months ended March 31, 2013, Harvest Vinccler recorded a $0.1 million gain on revaluation of its assets and liabilities, and Petrodelta recorded a $186.7 million gain on revaluation of its assets and liabilities.

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (6.30 Bolivars per U.S. Dollar). However, during the three months ended March 31, 2013, Harvest Vinccler exchanged approximately $0.4 million (March 31, 2012: $0.3 million) through the Central Bank in 2013 and SITME in 2012 and received an average exchange rate of 5.80 Bolivars (March 31, 2012: 5.17 Bolivars) per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the Central Bank exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the Central Bank exchange rate.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At March 31, 2013, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 7.1 million Bolivars and 6.7 million Bolivars, respectively. At March 31, 2013, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 363.3 million Bolivars and 4,511.5 million Bolivars, respectively.

Petrodelta, S.A.

During the three months ended March 31, 2013, Petrodelta drilled and completed two development wells, delivered approximately 3.4 million barrels (“MBls”) of oil and 0.8 billion cubic feet (“Bcf”) of natural gas, averaging 38,786 barrels of oil equivalent (“BOE”) per day. During the three months ended March 31, 2012, Petrodelta drilled and completed four development wells, delivered approximately 3.0 MBls of oil and 0.6 Bcf of natural gas, averaging 33,944 BOE per day.

Currently, Petrodelta is operating five drilling rigs and two workover rigs. A sixth drilling rig is rigging up. Infrastructure enhancement projects in the El Salto and Temblador fields continues. A pipeline between the Isleño field and the main production facility at Uracoa has been completed and is in service.

Certain operating statistics for the three months ended March 31, 2013 and 2012 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Thousand barrels of oil sold	3,361	2,984
Million cubic feet of gas sold	778	630
Total thousand barrels of oil equivalent	3,491	3,089
Average price per barrel	$94.41	$108.75
Average price per thousand cubic feet	$1.54	$1.54
Cash operating costs ($millions)	$26.5	$21.6
Capital expenditures ($millions)	$44.6	$26.1

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

Since the Sales Contract provides for only one crude pricing formula, the Sales Contract had to be amended to include the Boscan pricing formula to allow Petrodelta to invoice PPSA for El Salto crude oil deliveries. From October 1, 2011 through June 30, 2012, Petrodelta used the Boscan pricing formula as published in the Official Gazette on January 11, 2007 to record revenue from El Salto deliveries. Petrodelta subsequently received from PDVSA Trade and Supply a draft amendment to the Sales Contract. The pricing formula in the draft amendment was used to record revenue for El Salto field deliveries from July 1, 2012 through March 31, 2013, and revenue for El Salto deliveries for October 1, 2011 through June 30, 2012 was revised to reflect the pricing formula in the draft amendment. The only item included in the draft amendment is the Boscan pricing formula to be used in invoicing El Salto crude oil deliveries. All other terms and conditions of the Sales Contract remain in force. On January 31, 2013, Petrodelta’s board of directors endorsed the amendment to the Sales Contract. The amendment has been approved by CVP’s board of directors. HNR Finance, as shareholder, has agreed to the contract amendment. CVP’s board of directors reviewed the amendment on April 30, 2013. A certificate of CVP’s final board resolution approving the amendment dated April 30, 2013 was received by Petrodelta on May 23, 2013. The remaining steps for the contract amendment are to (1) inform MENPET of the approval, (2) receive approval from Petrodelta’s shareholders to amend the Sales Contract including the Boscan formula, and (3) sign the contract amendment with PDVSA Trade and Supply. Once the Sales Contract is executed, PPSA will be invoiced for the deliveries.

At March 31, 2013, El Salto deliveries, net of royalties, covering the delivery months of October 2011 through March 2013 totaled approximately 5.0 MBls (1.6 MBls net to our 32 percent interest). The amendment to the Sales Contract pricing formula for Boscan based upon the deliveries and factors certified by MENPET, results in revenue for these deliveries of $445.5 million ($142.6 million net to our 32 percent interest). As of March 31, 2013, these deliveries for El Salto remain uninvoiced to PPSA.

As discussed in previous filings, PDVSA has failed to pay on a timely basis certain amounts owed to contractors that PDVSA has contracted to do work for Petrodelta. PDVSA, through PPSA, purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures, and PDVSA has fallen behind in certain of its payment obligations to its contractors, including contractors engaged by PDVSA to provide services to Petrodelta. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors, including Harvest Vinccler. As a result, Petrodelta has experienced, and is continuing to experience, difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis is having an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta, and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the three months ended March 31, 2013, Harvest Vinccler advanced to Petrodelta $0.1 million for continuing operations costs and recorded a $0.4 million loss on revaluation of the accounts receivable with Petrodelta. Petrodelta and Petrodelta’s board have neither indicated that the advances are not payable, nor that they will not be paid. As of March 31, 2013, $2.0 million (December 31, 2012: $2.1 million) of the Advances to Equity Affiliate had been classified as long-term receivable due to slow payment and age of the advances although we expect the full amount to be collected. During the year ended December 31, 2012, Harvest Vinccler advanced to Petrodelta $0.5 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advance. Although payment is slow and the balance is increasing, payments continue to be received.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). In February 2013, the Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax. The amended Windfall Profits Tax establishes new levels for contribution of extraordinary and exorbitant prices to the Venezuelan government. Extraordinary prices are considered to be equal to or lower than $80 per barrel, and exorbitant prices are considered to be over $80 per barrel. The amended Windfall Profits tax also sets a new royalty cap per barrel of $80. Contributions for extraordinary prices are 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $55 per barrel for 2013) and $80 per barrel. Contributions for exorbitant prices are (1) 80 percent when the average price of the Venezuela Export Basket (“VEB”) exceeds $80 per barrel but is less than $100 per barrel; (2) 90 percent when the average price of the VEB equals or exceeds $100 per barrel but is less than $110 per barrel; and (3) 95 percent when the average price of the VEB equals or exceeds $110 per barrel. Windfall Profits Tax is deductible for Venezuelan income tax purposes. During the three months ended March 31, 2013, Petrodelta recorded $66.0 million for Windfall Profits Tax (March 31, 2012: $84.7 million).

The amended Windfall Profits Tax states that royalties paid to Venezuela are capped at $80 per barrel (in 2012, $70 per barrel under the original Windfall Profits Tax), but the cap on royalties has not been defined as being applicable to in-cash, in-kind, or both. Per instructions received from PDVSA, Petrodelta reports royalties, whether paid in-cash or in-kind, at $80 per barrel (royalty barrels x $80). The difference between the $80 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. For the three months ended March 31, 2013, the reduction to oil sales due to the $80 cap applied to all royalty barrels was $27.3 million ($8.7 million net to our 32 percent interest) (March 31, 2012: $38.5 million [$12.3 million net to our 32 percent interest]).

Per our interpretation of the Windfall Profits Tax, the $80 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. We have applied the $80 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind for the three months ended March 31, 2013. With assistance from Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $80 cap to the 3.33 percent royalty paid in cash for the three months ended March 31, 2013. For the three months ended March 31, 2013, net oil sales (oil sales less royalties) are slightly higher, $2.7 million ($0.9 million net to our 32 percent interest) (2012: $3.8 million [$1.2 million net to our 32 percent interest]) under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels. We have reported revenues and royalties for Petrodelta under this method.

The April 2011 Windfall Profits Tax included a provision wherein it considered that an exemption of the Windfall Profits Tax could be granted for the incremental production of projects and grass root developments until the specific investments are recovered. The projects deemed to qualify for the exemption has to be considered and approved in a case by case basis by MENPET. The subsequent amendment to the Windfall Profits tax in February 2013 did not modify the fundamentals of this section from the April 2011 Windfall Profits Tax law. Since the enactment of the April 2011 Windfall Profits Tax, we have believed that several of the fields operated by Petrodelta should qualify for exemption from the Windfall Profits Tax, and we have been waiting for MENPET to establish, through resolution, the definition of incremental production and grass roots developments, as well as guidance on the process of applying for, and the calculation of, the exemption.

In March 2013, PDVSA requested an exemption from MENPET for the Windfall Profits Tax under the provision in the April 2011 Windfall Profits Tax law. The exemption was applied to several oil development projects, including Petrodelta. The exemption is allowable under the April 2011 Windfall Profits Tax law; however, MENPET has neither defined the projects qualifying for exemption, nor the guidance to be used in calculating the exemption. PDVSA issued to Petrodelta its share of the exemption credit, $55.2 million ($36.4 million net of tax) ($17.7 million net to our 32 percent interest, $11.6 million net of tax net to our 32 percent interest) based on PDVSA’s calculation and projects PDVSA deemed to qualify for the exemption. Neither Petrodelta nor us have been provided with supporting documentation indicating the properties have been appropriately qualified by MENPET, the specific details for the exemption credit, such as which fields, production period or production, or the supporting calculations. Until MENPET either issues guidance on the exemption provision in the April 2011 Windfall Profits Tax law or issues payment forms including the exemption credit, or written approval from MENPET for this exemption credit is received by Petrodelta or us, we have and will continue to exclude the exemption credit from our equity earnings in Petrodelta.

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. For the three months ended March 31, 2013 and 2012, this method of calculation overstates the liability for the Sports Law contribution by $1.7 million and $0.3 million, respectively ($0.5 million and $0.1 million, respectively, net to our 32 percent interest). We have adjusted for the over-accrual of the Sports Law in the three months ended March 31, 2013 and 2012 Net Income from Equity Affiliate.

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, as of June 4, 2013, this dividend has not been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has neither indicated that the dividend is not payable, nor that it will not be paid. The dividend receivable is classified as a long-term receivable at March 31, 2013 due to the uncertainty in the timing of payment. There is uncertainty with respect to the timing of the receipt of this dividend and whether future dividends will be declared and/or paid. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected or facts and circumstances surrounding our investment change, our results of operations and investment in Petrodelta could be adversely impacted.

Budong-Budong Project, Indonesia

In December 2012, we signed a farm-out agreement with the operator of the Budong PSC to acquire an additional 7.1 percent participating interest and to become operator of the Budong PSC. Approval of the assignment of interest was approved by the Government of Indonesia on April 9, 2013. Approval of the transfer of operatorship was received from SKK Migas, the Special Task Force for oil and gas upstream sector, on March 25, 2013.

Closing of this acquisition increased our participating ownership interest in the Budong PSC to 71.5 percent with our cost sharing interest becoming 72 percent until first commercial production. The consideration for this transaction is that we will fund 100 percent of the costs of the first exploration well of the four-year extension to the Budong PSC. If the exploration well is not drilled within 18 months of the date of approval from the Government of Indonesia of this transaction (October 9, 2014), our partner has the right to give notice that the consideration be paid in cash, or $3.2 million.

The Budong PSC originally covered 0.75 million acres. However, pursuant to the request for extension of the initial exploration term, the contract area held by the Budong PSC at the beginning of the extension period should be reduced, per the terms of the Budong PSC, from the current 55 percent to 20 percent of the original contract area. If the full amount of the relinquishment is required, 0.3 million acres would remain in the Budong PSC contract area. In January 2013, our partner, on our behalf, submitted a relinquishment proposal of 10 percent to SKK Migas. SKK Migas approved the 10 percent relinquishment request on May 6, 2013. The Budong PSC currently covers 0.6 million acres, or 45 percent of the original contract area. An additional 0.3 million acres is subject to relinquishment in January 2014. The retained area contains all the areas of geological interest to the Budong PSC partners.

We have satisfied all work commitments for the current exploration phase of the Budong PSC. However, the extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC.

Operational activities during the three months ended March 31, 2013 included continued work on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. Land acquisition, tender prequalification and environmental studies are on-going.

Dussafu Project, Gabon

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The Direction Generale Des Hydrocarbures (“DGH”) agreed to lengthen the third exploration phase to four years until May 27, 2016. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period. This commitment was fulfilled with the drilling of Dussafu Tortue Marin-1 (“DTM-1”).

Operational activities during the three months ended March 31, 2013 included completion activities on DTM-1, and spudding and completion activities of the first appraisal sidetrack of DTM-1 (“DTM-1ST1”). On January 4, 2013, we announced that DTM-1 had reached a vertical depth of 11,260 feet within the Dentale Formation. Log evaluation and pressure data indicate that we have an oil discovery of approximately 42 feet of pay in a 72 foot column within the Gamba Formation and 123 feet of pay in stacked reservoirs within the Dentale Formation. Additional technical evaluation is on-going. DTM-1ST1 was drilled to a Total Depth of 11,385 feet in the Dentale Formation, approximately 1,800 feet from DTM-1 wellbore and found 65 feet of pay in the primary Dentale reservoir. The drilling rig was demobilized and released on February 21, 2013. A program of subsurface and conceptual engineering studies has commenced with the objective of evaluating the commerciality of Tortue and the other oil discoveries to determine the optimum development options for the Dussafu PSC. In other parts of the Dussafu PSC, activities include reservoir characterization and 3-D seismic reprocessing.

Dussafu Ruche Marin-1 (“DRM-1”), which was drilled in 2011, DTM-1 and DTM-1ST1 are suspended pending future appraisal and development activities.

During the three months ended March 31, 2013, we had cash capital expenditures of $30.5 million for well planning and drilling.

Block 64 EPSA Project, Oman

All work commitments for the First Phase exploration period on Block 64 EPSA have been completed. On March 12, 2013, we elected to not request an extension of the First Phase or enter the Second Phase of Block 64 EPSA and Block 64 will be relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was written off to impairment expense at December 31, 2012. Operations have been terminated and the field office will close May 31, 2013.

Risks, Uncertainties, Capital Resources and Liquidity

Our financial statements for the three months ended March 31, 2013 have been prepared under the assumption that we will continue as a going concern.

Our current capital resources may not be sufficient to support our liquidity requirements through 2013. However, we believe certain cost reduction measures could be put into place which would not jeopardize our operations and future growth plans. In addition, we could delay the discretionary portion of our capital spending to future periods and farm-down or sell assets as necessary to maintain the liquidity required to run our operations, as warranted. There are no assurances that we will be successful in farming-down or selling our assets.

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

We may be able to meet future liquidity needs through the issuance of additional equity securities and/or short or long-term debt financing, although there can be no assurance that such financing will be available to us or on terms that are acceptable to us. We may also farm-down assets or possibly sell assets.

The long-term continuation of our business plan through 2013 and beyond is dependent upon the generation of sufficient cash flow to offset expenses. We will be required to obtain additional funding through public or private financing, farm-downs, further reduce operating costs, and/or possible sales of assets. Failure to generate sufficient cash flow by raising additional capital through debt or equity financings, reducing operating costs, or by farm-downs and/or possible selling of assets further could have a material adverse effect on our ability to meet our short- and long-term liquidity needs and achieve our intended long-term business objectives.

The oil and gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. In our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1A. Risk Factors, we discuss a number of variables and risks related to our exploration projects and our minority equity investment in Petrodelta that could significantly utilize our cash balances, affect our capital resources and liquidity.

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

Petrodelta currently represents our only source of earnings. Petrodelta also has a material impact on our results of operations for any quarter or annual reporting period. See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 13 – Investment in Equity Affiliate – Petrodelta, S.A. Petrodelta operates under a business plan, the success of which relies heavily on the market price of oil. To the extent that market prices of oil decline, the business plan, and thus our equity investment and/or operations and/or profitability, could be adversely affected.

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

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. Currently, our source of cash is expected to be generated by accessing debt and/or equity markets, farm-downs or possible sale of assets.

In the event that a sale of assets (farm-outs are not included in the definition of a sale of assets in the indenture) for more than $5.0 million in the aggregate occurs, we are required to offer to all noteholders of our 11 percent senior unsecured notes within 30 days of when sales proceeds exceeds $5.0 million to purchase the maximum principal amount of our 11 percent senior unsecured notes that may be purchased out of the sale proceeds at an offer price in cash in an amount equal to 105.5 percent of the principal amount plus accrued and unpaid interest, if any. In the event of a change in control or a sale of Petrodelta, the noteholders of our 11 percent senior unsecured notes have the right to require us to repurchase all or any part of the 11 percent senior unsecured notes at a repurchase price equal to 101 percent in the case of a change in control or 105.5 percent in the case of a sale of Petrodelta plus accrued interest. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative. We considered the probabilities of these events occurring and determined that the derivative had an immaterial value at March 31, 2013 and December 31, 2012.

Between Petrodelta’s formation in October 2007 and June 2010, Petrodelta declared and paid dividends of $105.5 million to HNR Finance, B.V. (“HNR Finance”), a wholly owned subsidiary of Harvest Holding ($84.4 million net to our 80 percent interest in HNR Finance). On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend was ratified by Petrodelta’s shareholders on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, this dividend has not yet been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has neither indicated that the dividend is not payable, nor that it will not be paid. The dividend receivable is classified as a long-term receivable at March 31, 2013 and December 31, 2012 due to the uncertainty in the timing of payment. There is uncertainty whether Petrodelta will declare and/or pay additional dividends in the future. See Part I. Financial Statements, Notes to Consolidated Condensed Financial Statements, Note 18 – Related Party Transactions for a discussion of our obligations to our non-controlling interest holder, Vinccler, for any dividend received from Petrodelta. We have and will continue to monitor our investment in Petrodelta. If the dividend receivable is deemed to not be collectible, or facts and circumstances surrounding our investment change, our results of operations and our investment in Petrodelta could be adversely impacted.

Our cash is being used to fund oil and gas exploration projects, debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We entered the third exploration phase of the Dussafu PSC on May 28, 2012. The third exploration phase of the Dussafu PSC has a $7.0 million ($4.7 million net to our 66.667 percent interest) work commitment over a four year period. This commitment was fulfilled with the drilling of DTM-1. See Operations – Dussafu Project, Gabon. In January 2013, the Budong PSC partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2016. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. Also, if this exploration well is not drilled within 18 months of the date of approval from the Government of Indonesia of this transaction, we will be required to pay our partner in the Budong PSC $3.2 million. See Operations – Budong-Budong Project, Indonesia. The Budong PSC work commitments are discretionary, and we have the ability to control the pace of expenditures.

Warrant Derivative Liability. At March 31, 2013, our warrant derivative liability represents all of our financial instruments measured at fair value. The warrant derivative liability is measured at fair value using significant unobservable inputs and is directly connected to the price of our common stock. The decrease in value of the warrant derivative liability during the three months ended March 31, 2013 is a direct result of the decrease in price for our common stock. The impact of the valuation of the warrant derivative liability is disclosed in our income statement and has no effect on our liquidity or capital resources.

Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Net cash used in operating activities	$(10,411)	$(13,354)
Net cash used in investing activities	(30,818)	(11,974)
Net cash provided by (used in) financing activities	32	(66)

Net decrease in cash	$(41,197)	$(25,394)

At March 31, 2013, we had current assets of $42.3 million and current liabilities of $28.2 million, resulting in working capital of $14.1 million and current ratio of 1.5:1. This compares with working capital of $40.5 million and current ratio of 2.0:1 at December 31, 2012. The decrease in working capital of $26.4 million was primarily due to decreases in receivables, increases in cash payments for capital expenditures and accrued expenses and accounts payable.

Cash Flow used in Operating Activities. During the three months ended March 31, 2013 and 2012, net cash used in operating activities was approximately $10.4 million and $13.4 million, respectively. The $3.0 million decrease was primarily due to increases in accrued expenses and accounts payable offset by decreases in accounts receivable.

Cash Flow from Investing Activities. Our cash capital expenditures for property and equipment are summarized in the following table:

	Three Months Ended March 31,
	2013	2012
	(in millions)

Budong PSC	$—	$5.8
Dussafu PSC	30.5	1.0
Block 64 EPSA	—	5.2

Total additions of property and equipment	$30.5	$12.0

During the three months ended March 31, 2013, we:

•	Advanced $0.1 million to Petrodelta for continuing operations costs.

During the three months ended March 31, 2012, we:

•	Advanced $0.1 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million.

Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our revised budgeted capital expenditures of $31.8 million for 2013 for U.S., Indonesia, and Gabon operations will be funded through our existing cash balances, accessing equity and debt markets, and cost reductions. In addition, we could delay the discretionary portion of our capital spending to future periods or possibly sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

Cash Flow from Financing Activities. During the three months ended March 31, 2013 we:

•	Incurred $0.1 million in legal fees associated with financings.

During the three months ended March 31, 2012, we:

•	Incurred $0.1 million in legal fees associated with financings.

Results of Operations

You should read the following discussion of the results of operations for the three months ended March 31, 2013 and 2012 and the financial condition as of March 31, 2013 and December 31, 2012 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

We reported net income attributable to Harvest of $36.1 million, or $0.91 diluted earnings per share, for the three months ended March 31, 2013, compared with a net loss attributable to Harvest of $1.0 million, or $(0.03) diluted earnings per share, for the three months ended March 31, 2012.

Total expenses and other non-operating (income) expense (in millions):

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Depreciation and amortization	$0.1	$0.1	$—
Exploration expense	1.9	1.9	—
Dry hole costs	—	5.5	(5.5)
General and administrative	3.7	5.8	(2.1)
Investment earnings and other	(0.1)	(0.1)	—
Unrealized gain on warrant derivative	(3.8)	(0.4)	(3.4)
Interest expense	1.2	0.1	1.1
Debt conversion expense	—	2.4	(2.4)
Other non-operating expense	0.5	0.3	0.2
Foreign currency transaction	(0.1)	—	(0.1)
Income tax expense (benefit)	—	(1.2)	(1.2)

During the three months ended March 31, 2013, we incurred $1.5 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.4 million related to other general business development activities. During the three months ended March 31, 2012, we incurred $1.7 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.2 million related to other general business development activities.

During the three months ended March 31, 2012, we expensed to dry hole costs $0.7 million related to the drilling of the KD-1 well on the Budong PSC and $4.8 million related to the drilling of the AGN-1 on the Block 64 EPSA.

The decrease in general and administrative costs in the three months ended March 31, 2013 from the three months ended March 31, 2012 was primarily due to lower general office expense and overhead ($0.7 million) and employee related costs ($2.2 million), offset by higher contract services ($0.8 million).

Investment earnings and other in the three months ended March 31, 2013 was consistent with the three months ended March 31, 2012.

The increase in unrealized gain on warrant derivatives in the three months ended March 31, 2013 from the three months ended March 31, 2012 was due to the change in fair value for our warrant derivative liabilities: $0.98 per warrant at March 31, 2013 and $2.65 per warrant at March 31, 2012.

The increase in interest expense in the three months ended March 31, 2013 from the three months ended March 31, 2012 was due to higher principal balance (2013: $79.8 million, 2012: $15.6 million) and interest rate (2013: 11 percent, 2012: 8.25 percent) on the debt outstanding at March 31, 2013 than the debt outstanding at March 31, 2012 offset by interest capitalized to oil and gas properties of $2.0 million (March 31, 2012: $0.7 million).

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

The increase in other non-operating expense in the three months ended March 31, 2013 from the three months ended March 31, 2012 was due to the write-off of costs related to an equity distribution agreement which we can no longer access.

The increase in income tax expense in the three months ended March 31, 2013 from the three months ended March 31, 2012 is due to taxable income incurred in foreign jurisdictions in the three months ended March 31, 2013.

Equity in Earnings from Equity Affiliates

For the three months ended March 31, 2013, net income from unconsolidated equity affiliates reflects an increase in Petrodelta’s revenue from oil sales due to higher sales volumes ($35.8 million) offset by lower prices ($42.8 million). Royalties, which is a function of revenue, decreased $2.0 million due to the decrease in revenue (net decrease in revenue of $7.0 million at 30 percent royalty). Windfall Profits Tax, which is a function of volume and price received per barrel, decreased $18.6 million due to an increase in volumes (2013: 3.4 MBls vs. 2012: 3.0 MBls) offset by lower price received per barrel (2013: $94.41 per barrel vs. 2012: $108.75 per barrel). The increase in operating expense in the three months ended March 31, 2013 from the three months ended March 31, 2012 was due to increased oil production. The decrease in workover expense in the three months ended March 31, 2013 from the three months ended March 31, 2012 was due to fewer workovers being performed. The gain on exchange rates is due to the Bolivar devaluation in February 2013 from 4.30 Bolivars/U.S. Dollar to 6.30 Bolivars/U.S. Dollar and Petrodelta having more Bolivar denominated liabilities than Bolivar denominated assets. Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported net income from unconsolidated equity affiliate) for the three months ended March 31, 2013 was higher than the effective tax rate for the three months ended March 31, 2012 primarily due to the gain on exchange rates.

Discontinued Operations

On May 17, 2011, we closed the transaction to sell the Antelope Project. During the three months ended March 31, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to Mineral Management Services.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange gain attributable to our international operations was $0.1 million for the three months ended March 31, 2013 and a minimal loss for the three months ended March 31, 2012. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010, January 2011 and February 2013.

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (6.30 Bolivars per U.S. Dollar). However, during the three months ended March 31, 2013, Harvest Vinccler exchanged approximately $0.4 million (March 31, 2012: $0.3 million) through the Central Bank in 2013 and SITME in 2012 and received an average exchange rate of 5.80 Bolivars (March 31, 2012: 5.17 Bolivars) per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the Central Bank exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the Central Bank exchange rate.

See, Operations – Venezuela for a more complete discussion of the exchange agreements and their effects on our Venezuelan operations.

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is potentially an important factor with respect to results of operations in Venezuela. The inflation rate in Venezuela was 8.9 percent for the three months ended March 31, 2013 (three months ended March 31, 2012: 2.8 percent).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes of the situation in Venezuela, our exploration program and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. The information about market risk for the three months ended March 31, 2013 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of March 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses in our internal control over financial reporting.

Material Weaknesses Previously Disclosed

We disclosed in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2012, that we had identified material weaknesses in our internal control over financial reporting with respect to the following (1) sufficient complement of accounting and financial reporting resources, (2) accounting for certain transactions for oil and gas properties, (3) accounting for income taxes, and (4) segregation of duties related to certain system access rights and the recording and review of journal entries; (5) preparation and review of certain classification and disclosure matters impacting the financial statements and related notes; and (6) accounting for significant and complex debt and equity transactions.

Remediation Plan

Management, with the participation of the principal executive officer and principal financial officer, plan to implement steps to remediate the material weaknesses described above and as disclosed in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2012. Due to our delayed filing of such Form 10-K, the implementation of such steps is not complete as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following related class action lawsuits were filed on the dates specified in the United States District Court, Southern District of Texas: John Phillips v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (March 22, 2013); Sang Kim v. Harvest Natural Resources, Inc., James A. Edmiston, Stephen C. Haynes, Stephen D. Chesebro’, Igor Effimoff, H. H. Hardee, Robert E. Irelan, Patrick M. Murray and J. Michael Stinson (April 3, 2013); Chris Kean v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 11, 2013); Prastitis v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 17, 2013); Alan Myers v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 22, 2013); and Edward W. Walbridge and the Edward W. Walbridge Trust v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 26, 2013). The complaints allege that the Company made certain false or misleading public statements and demand that the defendants pay unspecified damages to the class action plaintiffs based on stock price declines. All of these actions have been consolidated into the Phillips case. The Company and the other named defendants intend to vigorously defend the consolidated and other listed lawsuits.

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 (“KD-1”) drilling site. The claim asserts that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS, Indonesia’s oil and gas regulatory authority. The claimant is seeking compensation of 16 billion Indonesia Rupiah (approximately $1.7 million, $1.2 million net to our 71.61 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. On March 8, 2013, the court ruled to dismiss the claim because the claim had not been filed against the proper parties to the claim. On March 19, 2013, the claimant filed an appeal against the judgment. We dispute the claim and plan to vigorously defend against it.

See our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of other legal proceedings. There have been no material developments in such legal proceedings since the filing of such Annual Report.

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.5	Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 4, 2013, File No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

Dated: June 5, 2013	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: June 5, 2013	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President – Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.5	Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 4, 2013, File No. 1-10762.)

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document