Form 10-Q
period 2013-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2013-11-12
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

At November 5, 2013, the Registrant had 40,409,546 shares of its Common Stock outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2012	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 6.	Exhibits	43

Signatures		44

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,926	$72,627
Restricted cash	84	1,000
Accounts receivable, net	1,860	2,955
Advances to and receivables from equity affiliate	0	656
Deferred income taxes	821	821
Prepaid expenses and other	890	1,460

TOTAL CURRENT ASSETS	7,581	79,519
OTHER ASSETS	6,258	7,613
LONG-TERM RECEIVABLE – EQUITY AFFILIATE	14,947	14,346
INVESTMENT IN EQUITY AFFILIATE	495,643	412,823
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	106,366	81,792
Other administrative property, net	489	744

TOTAL PROPERTY AND EQUIPMENT, NET	106,855	82,536

TOTAL ASSETS	$631,284	$596,837

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$3,458	$3,970
Accrued expenses	9,941	30,748
Accrued interest	2,569	624
Other current liabilities	1,209	3,538
Income taxes payable	85	102

TOTAL CURRENT LIABILITIES	17,262	38,982
LONG-TERM DEBT	76,793	74,839
EMBEDDED DERIVATIVE-DEBT	3,487	0
WARRANT DERIVATIVE LIABILITY	4,757	5,470
OTHER LONG-TERM LIABILITIES	640	1,108
COMMITMENTS AND CONTINGENCIES (See Note 7)
EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	0	0
Common stock, par value $0.01 a share; authorized 80,000 shares at September 30, 2013 (December 31, 2012: 80,000 shares); issued 46,171 shares at September 30, 2013 (December 31, 2012: 45,882 shares)	461	458
Additional paid-in capital	265,862	263,646
Retained earnings	214,962	181,378
Treasury stock, at cost 6,550 shares at September 30, 2013 (December 31, 2012: 6,527 shares)	(66,217)	(66,145)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	415,068	379,337
NONCONTROLLING INTEREST	113,277	97,101

TOTAL EQUITY	528,345	476,438

TOTAL LIABILITIES AND EQUITY	$631,284	$596,837

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
EXPENSES:
Depreciation and amortization	$83	$98	$257	$292
Exploration expense	1,486	1,789	5,890	5,163
Impairment expense	2,277	0	2,277	0
Dry hole costs	0	0	0	767
General and administrative	8,244	4,810	19,325	16,462

	12,090	6,697	27,749	22,684

LOSS FROM OPERATIONS	(12,090)	(6,697)	(27,749)	(22,684)
OTHER NON-OPERATING INCOME (EXPENSE):
Investment earnings and other	116	82	280	231
Unrealized gain (loss) on derivatives	(6,559)	249	(2,774)	(960)
Interest expense	(1,152)	(19)	(3,417)	(145)
Debt conversion expense	0	(946)	0	(3,348)
Other non-operating expenses	(38)	(1,078)	(651)	(2,801)
Foreign currency transaction loss	(131)	(22)	(222)	(75)

	(7,764)	(1,734)	(6,784)	(7,098)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(19,854)	(8,431)	(34,533)	(29,782)
INCOME TAX EXPENSE (BENEFIT)	(765)	1,723	(2,141)	(519)

LOSS FROM CONTINUING OPERATIONS BEFORE NET INCOME FROM EQUITY AFFILIATE	(19,089)	(10,154)	(32,392)	(29,263)
NET INCOME FROM EQUITY AFFILIATE	25,747	20,299	82,820	60,024

NET INCOME FROM CONTINUING OPERATIONS	6,658	10,145	50,428	30,761
DISCONTINUED OPERATIONS	(12)	(344)	(668)	(7,913)

NET INCOME	6,646	9,801	49,760	22,848
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	4,693	4,050	16,176	11,912

NET INCOME ATTRIBUTABLE TO HARVEST	$1,953	$5,751	$33,584	$10,936

NET INCOME ATTRIBUTABLE TO HARVEST PER COMMON SHARE:
Basic	$0.05	$0.15	$0.86	$0.30

Diluted	$0.05	$0.15	$0.85	$0.30

COMPREHENSIVE INCOME	$1,953	$5,751	$33,584	$10,936

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,760	$22,848
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	270	316
Impairment expense	2,277	0
Dry hole costs	0	5,617
Amortization of debt financing costs	1,102	377
Amortization of discount on debt	1,954	0
Foreign currency transaction loss on revaluation	436	0
Debt conversion expense	0	2,758
Allowance for account and note receivable	0	5,180
Write-off of accounts payable, carry obligation	0	(3,596)
Net income from equity affiliate	(82,820)	(60,024)
Share-based compensation-related charges	2,097	2,809
Unrealized loss on derivatives	2,774	960
Changes in operating assets and liabilities:
Receivables	1,095	9,086
Prepaid expenses and other	570	(1,693)
Other assets	468	(984)
Accounts payable	(512)	(6,429)
Accrued expenses	(6,248)	(1,830)
Accrued interest	(147)	(1,329)
Other current liabilities	(2,329)	0
Other long-term liabilities	(468)	146
Income taxes payable	(17)	862

NET CASH USED IN OPERATING ACTIVITIES	(29,738)	(24,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(39,177)	(14,733)
Advances to equity affiliate	(381)	(302)
Restricted cash	916	1,200

NET CASH USED IN INVESTING ACTIVITIES	(38,642)	(13,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	122	700
Treasury stock	(72)	0
Financing costs	(371)	(466)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(321)	234

NET DECREASE IN CASH AND CASH EQUIVALENTS	(68,701)	(38,527)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,627	58,946

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,926	$20,419

Supplemental Schedule of Noncash Investing and Financing Activities:
Increase (decrease) in current liabilities related to additions of property and equipment	$(14,431)	$(4,947)
Treasury shares acquired at cost to settle employee withholding tax liability related to restricted stock grants	$72	$56
Treasury shares acquired	23,668	9,789

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, and the cash flows for the nine months ended September 30, 2013 and 2012. The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“USGAAP”). Reference should be made to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 which include certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Harvest Natural Resources, Inc. (“Harvest”) is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1989, when it was incorporated under Delaware law.

We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). Our Venezuelan interests are owned through Harvest-Vinccler Dutch Holding, B.V., a Dutch private company with limited liability (“Harvest Holding”). Our ownership of Harvest Holding is through HNR Energia, B.V. (“HNR Energia”) in which we have a direct controlling interest. Through HNR Energia, we indirectly own 80 percent of Harvest Holding and our partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A. (“Vinccler”), indirectly owns the remaining 20 percent interest of Harvest Holding. We do not have a business relationship with Vinccler outside of Venezuela. Harvest Holding owns, indirectly through wholly owned subsidiaries, 40 percent of Petrodelta, S.A. (“Petrodelta”). As we indirectly own 80 percent of Harvest Holding, we indirectly own a net 32 percent interest in Petrodelta, and Vinccler indirectly owns eight percent. Corporación Venezolana del Petroleo S.A. (“CVP”) owns the remaining 60 percent of Petrodelta. Petroleos de Venezuela S.A. (“PDVSA”) owns 100 percent of CVP. Harvest Holding has an indirect controlling interest in Harvest Vinccler S.C.A. (“Harvest Vinccler”). Harvest Vinccler’s main business purposes are to assist us in the management of Petrodelta and in negotiations with PDVSA. See Note 11 – Investment in Equity Affiliate – Petrodelta.

In addition to our interests in Venezuela, we hold exploration acreage in four projects:

•	Mainly onshore in West Sulawesi in the Republic of Indonesia (“Indonesia”) through the Budong-Budong Production Sharing Contract (“Budong PSC”) (see Note 12 – Indonesia),

•	Offshore of the Republic of Gabon (“Gabon”) through the Dussafu Marin Permit (“Dussafu PSC”) (see Note 13 – Gabon),

•	Onshore Colombia through the VSM14 and VSM 15 Blocks (“Colombia Blocks”) (see Note 14 – Colombia), and

•	Offshore of the People’s Republic of China (“China”) through the WAB-21 Petroleum Contract.

In September 2013, we announced that we had entered into exclusive negotiations with Pluspetrol Venezuela S.A. (“Pluspetrol”) to sell the outstanding shares of Harvest through a transaction in which Pluspetrol would retain Harvest’s net 32 percent interest in Petrodelta while Harvest’s non-Venezuelan assets would be contributed to a new company that would be spun off to our stockholders. The total consideration would be approximately $373 million, before taking into account repayment of our long-term debt, payment of costs and other obligations, and customary working capital adjustments. The assets to be spun off would primarily include our mineral interests in Gabon and Indonesia. While our obligation to negotiate exclusively with Pluspetrol has expired, we are continuing to discuss with Pluspetrol on a non-exclusive basis entering into a definitive agreement that would entail this transaction or one similarly structured.

Note 2 – Liquidity and Going Concern

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. However, due to the lack of receipt of dividends from Petrodelta discussed below, our current source of cash is expected to be generated by accessing debt and/or equity markets, asset sales, and/or farm-downs.

Our primary ongoing use of cash has been to fund oil and gas exploration projects, principal payments on debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. See Note 12 – Indonesia, Note 13 – Gabon and Note 14 – Colombia for our contractual commitments.

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

Petrodelta currently represents our only source of earnings. Petrodelta also has a material impact on our results of operations for any quarter or annual reporting period. See Note 11 – Investment in Equity Affiliate – Petrodelta. Petrodelta operates under a business plan, the success of which relies heavily on the market price of oil. To the extent that market prices of oil decline, the business plan, and thus our equity investment and/or operations and/or profitability, could be adversely affected.

Operations in Venezuela are subject to various risks inherent in foreign operations. It is possible the legal or fiscal framework for Petrodelta could change, and the Venezuela government may not honor its commitments. Our ability to implement or influence Petrodelta’s business plan, assure quality control and set the timing and pace of development could also be adversely impacted. No assurance can be provided that events beyond our control will not adversely affect the value of our minority investment in Petrodelta.

Between Petrodelta’s formation in October 2007 and June 2010, Petrodelta declared and paid dividends of $105.5 million to HNR Finance, B.V., a wholly owned subsidiary of Harvest Holding (“HNR Finance”) ($84.4 million net to our indirect 80 percent interest in HNR Finance). See Note 15 – Related Party Transactions for a discussion of our obligations to our noncontrolling interest holder, Vinccler, for any dividend received from

Petrodelta. Petrodelta has consistently earned a profit from 2007 through September 30, 2013; however, dividends of profits since 2010 have not been declared. As discussed below, on November 12, 2010, Petrodelta’s board of directors declared a dividend which has not yet been received. There is uncertainty with respect to the timing of the receipt of the dividend declared in November 2010 or whether future dividends will be declared and/or paid. We have and will continue to monitor our investment in Petrodelta. If the dividend receivable is deemed to not be collectible, or facts and circumstances surrounding our investment change, our results of operations and our investment in Petrodelta could be adversely impacted.

We have incurred losses from continuing operations since 2007 and negative cash flows from operating activities since 2009 and have utilized the proceeds from the sale of property and debt to fund our operations. For the nine months ended September 30, 2013, we generated net income attributable to Harvest of approximately $33.6 million and negative cash flows from operations of approximately $29.7 million. At September 30, 2013, we had retained earnings of approximately $215.0 million and negative working capital of approximately $9.7 million. We currently do not have any revenue or operating cash inflow, and as indicated above, historically our main source of cash from operations has been dividends from Petrodelta. On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend was ratified by Petrodelta’s shareholders on March 14, 2011. Petrodelta had working capital of $407.5 million as of September 30, 2013; however, due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, this dividend has not been received, although it is due and payable, and dividends for subsequent periods have not been declared and/or paid.

We expect that for 2013 we will not generate revenue, will continue to generate losses from operations, and our cash flows from operations will not be sufficient to cover our operating expenses and capital expenditures; therefore, we expect that we will require additional capital. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt and/or equity financing, farm-downs, delay of the discretionary portion of our capital spending to future periods and/or operating cost reductions. See Note 1 – Organization regarding our discussions with Pluspetrol for them to acquire our 32 percent net interest in Petrodelta. Also as discussed further in Note 16 – Subsequent Events, subsequent to September 30, 2013, we obtained $3.9 million in additional capital through sales of our common stock. In addition, as discussed in Note 13 – Gabon, we are currently negotiating the sale of our Gabon property. If the transaction is completed, we estimate the sale would provide additional capital of $37.7 million, after the repayment of debt. Our ability to continue as a going concern also depends upon the success of our planned exploration and development activities. There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. We believe that we will continue to be successful in securing any funds necessary to continue as a going concern. However, our current cash position and our ability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

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

Restricted Cash

Restricted cash is classified as current or non-current based on the terms of the agreement. Restricted cash at September 30, 2013 represents cash held in a foreign bank used as collateral for a bank guarantee issued in support of customs clearances ($0.1 million). Restricted cash at December 31, 2012 represents cash held in a U.S. bank used as collateral for a standby letter of credit issued in support of a performance bond for a joint study.

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

The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature (Level 1). The estimated fair value of advances to equity affiliate and dividend receivable approximates their carrying value as it is the estimated amount we would receive from a third party to assume the receivables (Level 2). The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The following table presents the estimated fair values of our fixed interest rate, long-term debt instrument (Level 3) as of September 30, 2013, excluding the embedded derivative.

	September 30, 2013
	Carrying	Fair
	Value	Value
	(in thousands)
11% senior unsecured notes (Level 3)	$76,793	$78,353

The fair value of our fixed interest debt instruments (Level 3) was calculated using a pricing model which incorporates transaction details such as contractual terms, maturity and, in certain instances, timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of marketplace participants.

Derivative Financial Instruments

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of September 30, 2013 and December 31, 2012. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value liabilities and their placement within the fair value hierarchy levels. See Note 8 – Warrant Derivative Liability for a description and discussion of our warrant derivative liability and Note 6 – Long-Term Debt for a description of our long-term debt embedded derivative liability as well as a description of the valuation models and inputs used to calculate the fair value of these derivative liabilities.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$0	$0	$4,757	$4,757
Embedded derivative-debt	0	0	3,487	3,487

Total derivative liabilities	$0	$0	$8,244	$8,244

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$0	$0	$5,470	$5,470
Embedded derivative-debt	0	0	0	0

Total derivative liabilities	$0	$0	$5,470	$5,470

We record the net change in the fair value of the derivative positions listed above as an unrealized gain (loss) on derivatives in our consolidated condensed statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2013, an unrealized loss of $6.6 million and $2.8 million, respectively, was recorded to reflect the change in fair value of these derivatives. During the three and nine months ended September 30, 2012, an unrealized gain of $0.2 million and unrealized loss of $1.0 million, respectively, was recorded to reflect the change in fair value of these derivatives.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	September 30,	December 31,
	2013	2012
	(in thousands)
Financial liabilities:
Beginning balance	$5,470	$4,870
Additions	0	—
Unrealized change in fair value	2,774	600

Ending balance	$8,244	$5,470

During the nine months ended September 30, 2013 and 2012, there were no transfers between Level 1, Level 2 and Level 3 liabilities.

Other Assets

Other assets consist of deferred financing costs, a long-term receivable for value added tax (“VAT”) credits related to the Budong PSC, and prepaid expenses which are expected to be realized in the next 12 to 24 months. Deferred financing costs relate to specific financings and are amortized over the life of the financing to which the costs relate using the interest rate method. The VAT receivable is reimbursed through the sale of hydrocarbons. Other assets also includes a blocked payment related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”).

	September 30,	December 31,
	2013	2012
	(in thousands)
Deferred financing costs	$1,882	$3,111
Long-term VAT receivable	3,494	3,440
Long-term prepaid expenses	148	328
Gabon PSC – blocked payment (net to our 66.667% interest)	734	734

	$6,258	$7,613

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

There are many factors to consider when evaluating an equity investment for possible impairment. The factors we consider in our evaluation for possible impairment include but are not limited to: earnings, liquidity and cash flow, transferability, economic and political environment, currency devaluations and inflationary economies. At September 30, 2013, we determined that no impairment of our equity investment in Petrodelta was required as a result of a loss in value that is other than temporary.

Oil and Gas Properties

We follow the successful efforts method of accounting for oil and gas properties. The major components of property and equipment are as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Unproved property costs	$102,270	$78,453
Oilfield inventories	4,096	3,339
Other administrative property	2,859	2,954

	109,225	84,746
Accumulated depreciation	(2,370)	(2,210)

	$106,855	$82,536

Unproved property costs consist of:

	September 30,	December 31,
	2013	2012
	(in thousands)
Budong PSC	$5,244	$5,219
Dussafu PSC	97,026	73,234

Total unproved property costs	$102,270	$78,453

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the three and nine months ended September 30, 2013, depreciation expense was $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2012, depreciation expense was $0.1 million and $0.3 million, respectively.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period since we incurred debt are used in the interest capitalization calculation. During the three and nine months ended September 30, 2013, we capitalized interest costs of $2.1 million and $6.2 million, respectively, for qualifying oil and gas property additions. During the three and nine months ended September 30, 2012, we capitalized interest costs of $0.3 million and $1.5 million, respectively, for qualifying oil and gas property additions.

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

During the nine months ended September 30, 2013, we issued stock-based compensation awards to certain employees and directors as follows: 920,004 stock options to purchase common shares at an exercise price of $4.80 per share, vesting over three years from date of grant; 213,996 SARs at an exercise price of $4.80 per share, vesting over three years from date of grant; and 190,002 shares of restricted stock vesting at three years from date of grant.

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

During the three and nine months ended September 30, 2013, we recognized a tax benefit of $0.8 million and $2.2 million, respectively, as a result of the favorable resolution of uncertain tax positions.

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

Noncontrolling Interests

We measure and disclose our noncontrolling interests in accordance with the provisions of ASC 810 “Consolidation”. Our noncontrolling interest relates to Vinccler’s indirectly owned 20 percent interest in Harvest Holding (see Note 1 – Organization). Changes in noncontrolling interest were as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Balance at beginning of period	$97,101	$83,678
Net income attributable to noncontrolling interest	16,176	11,912

Balance at end of period	$113,277	$95,590

See Note 15 – Related Party Transactions for a discussion of our obligations to our noncontrolling interest holder, Vinccler, for any dividend received from Petrodelta.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Income from continuing operations(a)	$1,965	$6,095	$34,252	$18,849
Discontinued operations	(12)	(344)	(668)	(7,913)

Net income attributable to Harvest	$1,953	$5,751	$33,584	$10,936

Weighted average common shares outstanding	39,362	38,067	39,192	36,780
Effect of dilutive securities	56	713	126	234

Weighted average common shares, diluted	39,418	38,780	39,318	37,014

Basic Earnings Per Share:
Income from continuing operations	$0.05	$0.16	$0.88	$0.51
Discontinued operations	(0.00)	(0.01)	(0.02)	(0.21)

Basic earnings per share	$0.05	$0.15	$0.86	$0.30

Diluted Earnings Per Share:
Income from continuing operations	$0.05	$0.16	$0.87	$0.51
Discontinued operations	(0.00)	(0.01)	(0.02)	(0.21)

Diluted earnings per share	$0.05	$0.15	$0.85	$0.30

(a)	Net of net income attributable to noncontrolling interest.

The three months ended September 30, 2013 per share calculations above exclude 4.6 million options and 2.4 million warrants because they were anti-dilutive. The three months ended September 30, 2012 per share calculations above exclude 2.9 million options and 1.7 million warrants because they were anti-dilutive.

The nine months ended September 30, 2013 per share calculations above exclude 3.8 million options and 2.4 million warrants because they were anti-dilutive. The nine months ended September 30, 2012 per share calculations above exclude 3.1 million options and 1.7 million warrants because they were anti-dilutive.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 was $0.1 million. The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 was $0.7 million.

Note 5 – Discontinued Operations

As a result of the decision to not request an extension of the First Phase or enter the Second Phase of the Exploration and Production Sharing Agreement (“EPSA”) Al Ghubar / Qarn Alam license (“Block 64 EPSA”), Block 64 was relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was written off to impairment expense at December 31, 2012. Operations in Oman were terminated, and the field office was closed May 31, 2013.

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

Oman operations and the Antelope Project have been classified as discontinued operations. Net loss on the dispositions is shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Oman operations	$(12)	$(344)	$(668)	$(6,214)
Antelope Project	0	0	0	(1,699)

Net loss from discontinued operations	$(12)	$(344)	$(668)	$(7,913)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Senior notes, unsecured, with interest at 11%	$79,750	$79,750
Discount on 11% senior unsecured notes	(2,957)	(4,911)

	$76,793	$74,839

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

Financing costs associated with the 11 percent senior unsecured notes are recorded in other assets and are amortized over the life of the notes. The balance for financing costs, substantially all of which relates to the 11 percent senior unsecured notes, was $1.9 million at September 30, 2013 (December 31, 2012: $3.1 million).

In the event that a sale of assets (farm-outs are not included in the definition of a sale of assets in the indenture) for more than $5.0 million in the aggregate occurs, within 30 days of such event, we are required to make an offer to all noteholders of our 11 percent senior unsecured notes to purchase the maximum principal amount of our 11 percent senior unsecured notes that may be purchased out of the sales proceeds at an offer price in cash in an amount equal to 105.5 percent of the principal amount plus accrued and unpaid interest, if any. In the event of a change in control or a sale of Petrodelta, the noteholders of our 11 percent senior unsecured notes have the right to require us to repurchase all or any part of the 11 percent senior unsecured notes at a repurchase price equal to 101 percent in the case of a change in control or 105.5 percent in the case of a sale of Petrodelta plus accrued interest.

We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative. We considered the probabilities of these events occurring and determined that the derivative had a value of $3.5 million at September 30, 2013 and $0 at December 31, 2012. The increase in value since December 31, 2012 reflects our view that there is an increased likelihood of a sale of assets. As discussed in Note 13 – Gabon and Note 1 – Organization, the Company is currently in negotiations to sell its interest in Gabon to Vitol S.A. and to sell its interest in Petrodelta to Pluspetrol. If either transaction is completed as currently contemplated, we would be required to make an offer to repurchase the 11 percent senior unsecured notes at an amount which is approximately $4.4 million above the current principal amount.

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

A probability weighted expected return model is used on the embedded derivative to reasonably value the potential prepayments triggered by the repurchase provisions. This requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which are based on our estimates of the probability and timing of potential future sales of assets, change in control or a sale of Petrodelta. The assumptions summarized in the following table were used to calculate the fair value of the embedded derivative liability that was outstanding as of any of the balance sheet dates presented on our consolidated condensed balance sheets:

		September 30,	December 31,
		2013	2012
Significant assumptions (or ranges):
Discount rate	Level 2 input	13%	13%
Scenario probability (held to term/various asset sales)	Level 3 input	32%/68%	98%/2%

As part of our overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimate the discount rate based on bond yields for instruments similar to the 11 percent senior unsecured notes and for companies with similar credit quality to the Company. A number of scenarios were modeled to take into consideration the various possible outcomes of transactions currently under negotiation as well as other possible transactions.

Our embedded derivative is recorded at fair value and is classified as an embedded derivative debt on the consolidated condensed balance sheet. The following table summarizes the effect on our income associated with changes in the fair values of the embedded derivative financial instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Unrealized gain (loss) on embedded derivative	$(3,487)	$0	$(3,487)	$0

Note 7 – Commitments and Contingencies

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States District Court, Southern District of Texas, Houston Division. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief relating to the Company’s interest in the WAB-21 area of the South China Sea. The complaint alleges that the area belongs to the people of Taiwan and seeks damages in excess of $2.9 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, the WAB-21 area. The Company has filed a motion to dismiss, and intends to vigorously defend these allegations.

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

On March 25, 2013, the Securities and Exchange Commission (“SEC”) notified the Company that it is conducting an inquiry related to certain matters disclosed in the Company’s Form 12b-25 announcing that it would be unable to file on a timely basis its Annual Report on Form 10-K for the year ended December 31, 2012, including certain errors in the Company’s prior years’ financial statements and material weaknesses in the Company’s internal controls. On October 3, 2013, the SEC notified the Company that it had completed its inquiry and that it did not intend to recommend any enforcement action by the SEC.

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 (“KD-1”) drilling site. The claim asserts that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS, Indonesia’s oil and gas regulatory authority. The claimant is seeking compensation of 16 billion Indonesia Rupiah (approximately $1.4 million, $1.0 million net to our 71.61 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. On March 8, 2013, the court ruled the lawsuit incorrect on the basis that the claim should have been made against other parties, in addition to the operator. On March 19, 2013, the claimant filed an appeal against the judgment. We dispute the claim and plan to vigorously defend against it.

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

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our subsidiary domiciled in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Unless that application is approved, the funds will remain in the blocked account, and we can give no assurance when, or if, OFAC will permit the funds to be released. Our October 26, 2011 application for the return of the blocked funds remains pending with OFAC. In August 2013, we sent a letter to OFAC requesting them to review the status of our application.

Robert C. Bonnet and Bobby Bonnet Land Services vs. Harvest (US) Holdings, Inc., Branta Exploration & Production, LLC, Ute Energy LLC, Cameron Cuch, Paula Black, Johnna Blackhair, and Elton Blackhair in the United States District Court for the District of Utah. This suit was served in April 2010 on Harvest and Elton Blackhair, a Harvest employee, alleging that the defendants, among other things, intentionally interfered with Plaintiffs’ employment agreement with the Ute Indian Tribe – Energy & Minerals Department and intentionally interfered with Plaintiffs’ prospective economic relationships. Plaintiffs seek actual damages, punitive damages, costs and attorney’s fees. The case had been stayed pending an appeal by the Ute Indian Tribe of the court’s ruling with respect to a discovery request. On October 29, 2013, we learned that the court administratively closed the case. Plaintiffs may file a notice with the court for the case to be reopened once the Court of Appeals rules on the appeal. We dispute Plaintiffs’ claims and plan to vigorously defend against them. We are unable to estimate the amount or range of any possible loss.

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

Harvest Vinccler disputes the Uracoa tax assessments and believes it has a substantial basis for its positions. As a result of the SENIAT’s, the Venezuelan income tax authority, interpretation of the tax code as it applies to operating service agreements, Harvest Vinccler has filed claims in the Tax Court in Caracas against the Uracoa Municipality for the refund of all municipal taxes paid since 1997. Harvest Vinccler is unable to estimate the amount or range of any possible loss or gain from these matters.

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

Harvest Vinccler disputes the Libertador allegations set forth in the assessments and believes it has a substantial basis for its position. As a result of the SENIAT’s interpretation of the tax code as it applies to operating service agreements, Harvest Vinccler has filed claims in the Tax Court in Caracas against the Libertador Municipality for the refund of all municipal taxes paid since 2002. Harvest Vinccler is unable to estimate the amount or range of any possible loss or gain from these matters.

On May 4, 2012, Harvest Vinccler learned that the Political Administrative Chamber of the Supreme Court of Justice has issued a decision dismissing one of Harvest Vinccler’s claims against the Libertador Municipality. Harvest Vinccler continues to believe that it has sufficient arguments to maintain its position in accordance with the Venezuelan Constitution. Harvest Vinccler plans to present a request of Constitutional Revision to the Constitutional Chamber of the Supreme Court of Justice once it is notified officially of the decision. Harvest Vinccler has not yet received official notification of the decision. Harvest Vinccler is unable to predict the impact of this decision on the remaining outstanding municipality claims and assessments.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation which will have a material adverse impact on our financial condition, results of operations and cash flows.

Note 8 – Warrant Derivative Liability

Our warrants, which have anti-dilution protection features, do not meet the conditions to obtain equity classification under ASC 480 “Distinguishing Liabilities From Equity” as there are conditions which may require settlement by transferring assets. These warrants are required to be carried as derivative liabilities, at fair value, with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive income. As of September 30, 2013, warrant derivative financial instruments consisted of 1,749,177 warrants (December 31, 2012: 1,720,334) issued under the warrant agreements dated November 2010 in connection with a $60 million term loan facility (the “Warrants”). The fair value of the Warrants as of September 30, 2013 was $2.72 per warrant (December 31, 2012: $3.18 per warrant).

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

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such the Monte Carlo model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.

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

		September 30,		December 31,
		2013		2012
Significant assumptions (or ranges):
Stock price	Level 1 input	$5.35		$9.07
Term (years)		2.08		2.83
Volatility	Level 2 input	92%		70%
Risk-free rate	Level 1 input	0.35%		0.33%
Dividend yield	Level 2 input	0.0%		0.0%
Scenario probability (fundamental change event/debt raise/equity raise)	Level 3 input	50%/50	%/0%	0%/80%/20%

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

All our warrant derivative contracts are recorded at fair value and are classified as warrant derivative liability on the consolidated condensed balance sheet. The following table summarizes the effect on our income (loss) associated with changes in the fair values of our warrant derivative financial instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Unrealized gain (loss) on warrant derivatives	$(3,072)	$249	$713	$(960)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Segment Income (Loss) Attributable to Harvest
Venezuela	$20,507	$15,425	$64,875	$46,118
Indonesia	(1,255)	(566)	(3,708)	(3,075)
Gabon	(1,104)	(818)	(3,510)	(2,072)
United States	(13,605)	(7,946)	(19,991)	(22,122)
Colombia	(2,578)	0	(3,414)	0

Net income from continuing operations	1,965	6,095	34,252	18,849
Discontinued operations	(12)	(344)	(668)	(7,913)

Net income attributable to Harvest	$1,953	$5,751	$33,584	$10,936

	September 30,	December 31,
	2013	2012
	(in thousands)
Operating Segment Assets
Venezuela	$499,139	$416,792
Indonesia	10,554	10,959
Gabon	104,262	80,908
United States	282,988	307,703
Colombia	103	0
Discontinued operations	42	313

	897,088	816,675
Intersegment eliminations	(265,804)	(219,838)

Total Assets	$631,284	$596,837

Intersegment eliminations include notes and other receivables from subsidiaries which are reflected in the assets for the United States of $260.2 million at September 30, 2013 ($214.4 million at December 31, 2012).

Note 10 – Venezuela

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (6.30 Bolivars per U.S. Dollar). During the three and nine months ended September 30, 2013, Harvest Vinccler exchanged approximately $0.4 million and $1.3 million, respectively, and received an average exchange rate of 7.08 Bolivars per U.S. Dollar and 6.37 Bolivars per U.S. Dollar, respectively. During the three and nine months ended September 30, 2012, Harvest Vinccler exchanged approximately $0.4 million and $1.0 million, respectively, and received an average exchange rate of 5.23 Bolivars per U.S. Dollar and 5.17 Bolivars per U.S. Dollar, respectively.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At September 30, 2013, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 8.8 million Bolivars and 7.1 million Bolivars, respectively. At September 30, 2013, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 787.8 million Bolivars and 5,488.9 million Bolivars, respectively.

Note 11 – Investment in Equity Affiliate – Petrodelta

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

•	Deferred tax: IFRS allows the inclusion of monetary temporary differences impacted by inflationary adjustments. USGAAP does not. Net Income from Equity Affiliate has been increased (decreased) to exclude the deferred tax expense (benefit) created by the monetary temporary differences impacted by inflationary adjustments to arrive at the USGAAP amount.

•	Depletion expense: Oil and gas reserves used by Petrodelta in calculating depletion expense under IFRS are provided by MENPET. MENPET reserves are not prepared using the guidance on extractive activities for oil and gas (ASC 932). At least annually, we prepare reserve reports for Petrodelta using ASC 932. Petrodelta depletion has been recalculated using the USGAAP compliant reserves.

The excess basis in equity affiliate is being amortized using the unit-of-production method based on risk adjusted total current estimated reserves.

All amounts through Net Income Equity Affiliate represent 100 percent of Petrodelta. Summary financial information has been presented below at September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Oil sales	$358,692	$324,608	$990,104	$967,579
Gas sales	923	635	3,046	2,369
Royalty	(119,259)	(108,371)	(329,021)	(321,807)

	240,356	216,872	664,129	648,141
Expenses:
Operating expenses	25,641	34,246	88,310	75,890
Workovers	10,476	2,855	18,929	11,912
Depletion, depreciation and amortization	23,096	22,238	64,430	61,878
General and administrative	6,092	5,418	18,176	15,345
Windfall profits tax	67,751	71,982	185,725	231,407

	133,056	136,739	375,570	396,432

Income from operations	107,300	80,133	288,559	251,709
Investment earnings and other	7	2	10	4
Foreign currency transaction gain	11,634	0	193,020	0
Windfall profits tax credit	0	0	36,371	0
Interest expense	(3,238)	(2,975)	(9,163)	(7,578)

Income before income tax	115,703	77,160	508,797	244,135
Current income tax expense	61,523	32,678	243,260	106,016
Deferred income tax benefit	(42,453)	(1,237)	(83,563)	(32,121)

Net income	96,633	45,719	349,100	170,240
Adjustment to reconcile to reported net income from equity affiliate:
Deferred income tax (benefit) expense	26,337	(2,501)	83,957	25,798
Reversal of Windfall Profits Tax credit	0	0	36,371	0
Sports Law under (over) accrual	184	(168)	(4)	(933)

Net income from equity affiliate	70,112	48,388	228,776	145,375
Equity interest in equity affiliate	40%	40%	40%	40%

Income before amortization of excess basis in equity affiliate and adjustment to USGAAP depletion expense	28,044	19,355	91,510	58,150
Conform depletion expense to USGAAP, net of tax	(1,230)	1,511	(6,101)	3,468
Amortization of excess basis in equity affiliate	(1,067)	(567)	(2,589)	(1,594)

Net income from equity affiliate	$25,747	$20,299	$82,820	$60,024

	September 30,	December 31,
	2013	2012
	(in thousands)
Current assets	$1,645,130	$1,425,115
Property and equipment	639,635	538,351
Other assets	154,005	70,468
Current liabilities	1,237,618	1,180,559
Other liabilities	91,778	93,101
Net equity	1,109,374	760,274

As discussed in Note 1 – Organization, we have entered into negotiations with Pluspetrol to sell our net interests in Petrodelta for $373 million, before taking into account repayment of our long-term debt, payment of costs and other obligations, and customary working capital adjustments.

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

Since the Sales Contract provides for only one crude pricing formula, the Sales Contract had to be amended to include the Boscan pricing formula to allow Petrodelta to invoice PPSA for El Salto crude oil deliveries. From October 1, 2011 through June 30, 2012, Petrodelta used the Boscan pricing formula as published in the Official Gazette on January 11, 2007 to record revenue from El Salto deliveries. Petrodelta subsequently received from PDVSA Trade and Supply a draft amendment to the Sales Contract. The pricing formula in the draft amendment was used to record revenue for El Salto field deliveries from July 1, 2012 through September 30, 2013, and revenue for El Salto deliveries for October 1, 2011 through June 30, 2012 was revised to reflect the pricing formula in the draft amendment. The only item included in the draft amendment is the Boscan pricing formula to be used in invoicing El Salto crude oil deliveries. All other terms and conditions of the Sales Contract remain in force. On January 31, 2013, Petrodelta’s board of directors endorsed the amendment to the Sales Contract. The amendment has been approved by CVP’s board of directors. HNR Finance, as shareholder, has agreed to the contract amendment.

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

El Salto deliveries, net of royalties, covering the delivery months of October 2011 through September 2013 totaled approximately 7.4 million barrels (“MBls”) (2.4 MBls net to our 32 percent interest). The amendment to the Sales Contract pricing formula for Boscan based upon the deliveries and factors certified by MENPET, results in revenue for these deliveries of $646.7 million ($206.9 million net to our 32 percent interest). As of September 30, 2013, these deliveries for El Salto remain uninvoiced to PPSA.

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

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta, and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the nine months ended

September 30, 2013, Harvest Vinccler advanced to Petrodelta $0.3 million for continuing operations costs and recorded a $0.4 million loss on revaluation of the accounts receivable with Petrodelta. Petrodelta and Petrodelta’s board have neither indicated that the advances are not payable, nor that they will not be paid. As of September 30, 2013, Advance to Equity Affiliate of $2.7 million (December 31, 2012: $2.1 million) had been classified as long-term receivable due to slow payment and age of the advances although we expect the full amount to be collected. During the year ended December 31, 2012, Harvest Vinccler advanced to Petrodelta $0.5 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advance.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). In February 2013, the Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax. The amended Windfall Profits Tax establishes new levels for contribution of extraordinary and exorbitant prices to the Venezuelan government. Extraordinary prices are considered to be equal to or lower than $80 per barrel, and exorbitant prices are considered to be over $80 per barrel. The amended Windfall Profits tax also sets a new royalty cap per barrel of $80. Contributions for extraordinary prices are 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $55 per barrel for 2013) and $80 per barrel. Contributions for exorbitant prices are (1) 80 percent when the average price of the Venezuela Export Basket (“VEB”) exceeds $80 per barrel but is less than $100 per barrel; (2) 90 percent when the average price of the VEB equals or exceeds $100 per barrel but is less than $110 per barrel; and (3) 95 percent when the average price of the VEB equals or exceeds $110 per barrel. Windfall Profits Tax is deductible for Venezuelan income tax purposes. During the three and nine months ended September 30, 2013, Petrodelta recorded $67.8 million and $185.7 million, respectively, for Windfall Profits Tax. During the three and nine months ended September 30, 2012, Petrodelta recorded $72.0 million and $231.4 million, respectively, for Windfall Profits Tax.

The amended Windfall Profits Tax states that royalties paid to Venezuela are capped at $80 per barrel (2012: $70 per barrel), but the cap on royalties has not been defined as being applicable to in-cash, in-kind, or both. Per instructions received from PDVSA, Petrodelta reports royalties, whether paid in-cash or in-kind, at $80 per barrel (royalty barrels x $80). The difference between the $80 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. For the three and nine months ended September 30, 2013, the reduction to oil sales due to the $80 cap applied to all royalty barrels was $17.2 million and $45.3 million, respectively, ($5.5 million and $14.5 million, respectively, net to our 32 percent interest). For the three and nine months ended September 30, 2012, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $26.2 million and $93.6 million, respectively, ($8.4 million and $30.0 million, respectively, net to our 32 percent interest).

Per our interpretation of the Windfall Profits Tax, the $80 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. We have applied the $80 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind for the nine months ended September 30, 2013. With assistance from Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $80 cap to the 3.33 percent royalty paid in cash for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2013, net oil sales (oil sales less royalties) are higher, $1.7 million and $4.5 million, respectively, ($0.5 million and $1.4 million, respectively, net to our 32 percent interest) under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels. For the three and nine months ended September 30, 2012, net oil sales are slightly higher, $2.7 million and $9.4 million, respectively, ($0.9 million and $3.0 million, respectively, net to our 32 percent interest) under this method. We have reported revenues and royalties for Petrodelta under this method.

The April 2011 Windfall Profits Tax included a provision wherein it considered that an exemption of the Windfall Profits Tax could be granted for the incremental production of projects and grass root developments until the specific investments are recovered. The projects deemed to qualify for the exemption have to be considered and approved in a case by case basis by MENPET. The subsequent amendment to the Windfall Profits tax in February 2013 did not modify the fundamentals of this section from the April 2011 Windfall Profits Tax law. Since the enactment of the April 2011 Windfall Profits Tax, we have believed that several of the fields operated by Petrodelta should qualify for exemption from the Windfall Profits Tax, and we have been waiting for MENPET to establish, through resolution, the definition of incremental production and grass roots developments, as well as guidance on the process of applying for, and the calculation of, the exemption.

In March 2013, PDVSA requested an exemption from MENPET for the Windfall Profits Tax under the provision in the April 2011 Windfall Profits Tax law. The exemption was applied to several oil development projects, including Petrodelta. The exemption is allowable under the April 2011 Windfall Profits Tax law; however, MENPET has neither defined the projects qualifying for exemption, nor the guidance to be used in calculating the exemption. PDVSA issued to Petrodelta its share of the exemption credit for 2012 of $55.2 million ($36.4 million net of tax) ($17.7 million net to our 32 percent interest, $11.6 million net of tax net to our 32 percent interest) based on PDVSA’s calculation and projects PDVSA deemed to qualify for the exemption. Neither Petrodelta nor us have been provided with supporting documentation indicating the properties have been appropriately qualified by MENPET, the specific details for the exemption credit, such as which fields, production period or production, or the supporting calculations. Until MENPET either issues guidance on the exemption provision in the April 2011 Windfall Profits Tax law or issues payment forms including the exemption credit, or written approval from MENPET for this exemption credit is received by Petrodelta or us, we have and will continue to exclude the exemption credit from our equity earnings in Petrodelta.

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law resulting in an overstatement of the liability. We have adjusted for the over-accrual of the Sports Law in the three and nine months ended September 30, 2013 and 2012 Net Income from Equity Affiliate. As of September 30, 2013, the cumulative amount of this adjustment is $2.5 million ($0.8 million net to our 32 percent interest).

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Petrodelta had working capital of $407.5 million as of September 30, 2013; however, due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, this dividend has not yet been received, although it is due and payable, and dividends for subsequent periods have not been declared and/or paid. Petrodelta’s board of directors declared this dividend and has neither indicated that the dividend is not payable, nor that it will not be paid. Petrodelta has consistently earned a profit from 2007 through September 30, 2013; however, dividends of profits since 2010 have not been declared. There is uncertainty with respect to the timing of the receipt of the dividend declared in November 2010 or whether future dividends will be declared and/or paid. The dividend receivable is classified as a long-term receivable at September 30, 2013 due to the uncertainty in the timing of payment. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected or facts and circumstances surrounding our investment change, our results of operations and investment in Petrodelta could be adversely impacted.

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

Operational activities during the three months ended September 30, 2013 included continued work on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. Land access and acquisition; environmental studies; construction and upgrades to access roads, bridges, and well site; permitting; and tender prequalification and procurement are on-going.

The Budong PSC represents $5.4 million of oil and gas properties (including oilfield inventories) on our September 30, 2013 consolidated condensed balance sheet (December 31, 2012: $5.4 million).

Note 13 – Gabon

We have met all funding commitments for the third exploration phase of the Dussafu PSC.

Operational activities during the three months ended September 30, 2013 included continuation of planning for a cluster field development. Geoscience, reservoir engineering and economic studies have been progressed, and a field development plan is being prepared. Planning and contracting for a 3D seismic acquisition survey over the outer half of the license took place. Acquisition of a 1,260 square kilometer survey commenced in October 2013, and the first high quality seismic products are expected to be available during the second quarter of 2014. The survey will provide the first 3D coverage over the outboard, where significant pre-salt prospectivity has been already recognized on 2D data. The pre-salt is currently the focus of deep water exploration activity offshore Gabon. The new 3D seismic data should also enhance the placement of future development wells in the Ruche and Tortue development program.

Dussafu Ruche Marin-1 (“DRM-1”) and sidetracks, which were drilled in 2011, Dussafu Tortue Marin-1 (“DTM-1”) and sidetrack, which were drilled in 2013, are suspended pending future appraisal and development activities.

The Dussafu PSC represents $101.0 million of oil and gas properties (including oilfield inventories) on our September 30, 2013 consolidated condensed balance sheet (December 31, 2012: $76.4 million).

On September 27, 2013, HNR Global Holding B.V., an indirect wholly-owned subsidiary of the Company, entered into exclusive negotiations with Vitol S.A. to sell Harvest Dussafu B.V., which holds the Company’s 66.67% interest in the Dussafu PSC, for $137.0 million in cash. Net proceeds from the sale are estimated to be approximately $121.8 million after deductions for $3.5 million in transaction related costs and $11.7 million in taxes.

Note 14 – Colombia

In February 2013, we signed farm-out agreements on Block VSM14 and Block VSM15 in Colombia. Under the terms of the farm-out agreements, we have a 75 percent beneficial working interest and our partners have a 25 percent carried interest for the minimum exploratory work commitments on each block. We have requested the legal assignment of the interest by the Agencia Nacional de Hidrocarburos (“ANH”), Colombia’s oil and gas regulatory authority, and approval of us as operator.

For both blocks, Phase 1 of the contract began on December 15, 2012 and expires on December 15, 2015. The minimum work commitments for Phase 1 of VSM14 include three exploration wells and the acquisition of 70km of 2D seismic. The minimum work commitment for Phase 1 of VSM15 includes one exploration well, the acquisition of 65km of 2D seismic, reprocessing of 70km of 2D seismic and the acquisition of 91 square km of 3D seismic.

VSM14 covers 137,061 acres and VSM15 covers 105,721 acres. Both blocks are located in the Upper Magdalena Valley in Colombia. The blocks are considered to be prospective for conventional oil and gas fields in multiple reservoirs in Tertiary and Cretaceous rocks, as well as for unconventional oil and gas fields in the Cretaceous La Luna and Villeta formations.

To date, there have been two exploration wells drilled on block VSM14, both of which were plugged and abandoned. There have been no wells drilled on block VSM15.

We have received notices of default from our partners for failing to comply with certain terms of the farmout agreements for Block VSM 14 and Block VSM 15. We are discussing this situation with our partners to see how we may be able to cure these defaults and reform the agreements. Unless we are successful at doing so, our partners may terminate the farmout agreements, and we would relinquish our interests in the Blocks. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $2.3 million during the three months ended September 30, 2013.

Note 15 – Related Party Transactions

Dividends declared and paid by Petrodelta are paid to HNR Finance. HNR Finance must declare a dividend in order for the partners, Harvest and Vinccler, to receive their respective shares of Petrodelta’s dividend. At September 30, 2013, Vinccler’s share of the undistributed dividends of Petrodelta is $9.0 million. This amount is Vinccler’s 20 percent of $33.0 million of dividends paid by Petrodelta to HNR Finance as well as $12.2 million of dividends declared but not paid by Petrodelta to HNR Finance.

Note 16 – Subsequent Events

In October 2013, the Company sold an aggregate of 790,000 shares of its Common Stock for a total of $3.9 million in net proceeds in two unregistered private transactions.

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

Executive Summary

Harvest Natural Resources, Inc. is a petroleum exploration and production company incorporated under Delaware law in 1989. Our focus is on acquiring exploration, development and producing properties in geological basins with proven active hydrocarbon systems. Our experienced technical, business development and operating personnel have identified low entry cost exploration opportunities in areas with large hydrocarbon resource potential. We operate from our Houston, Texas headquarters. We also have regional/technical offices in Singapore and small field offices in Jakarta, Republic of Indonesia (“Indonesia”) and Port Gentil, Republic of Gabon (“Gabon”) to support field operations in those areas.

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

Through the pursuit of technically-based strategies, we are building a portfolio of exploration prospects to complement the low-risk production, development and exploration prospects we hold in Venezuela. In addition to our interests in Venezuela, we hold exploration acreage mainly onshore West Sulawesi in Indonesia, offshore of Gabon, onshore in Colombia and offshore of the People’s Republic of China (“China”).

From time to time we learn of possible third party interests in acquiring ownership in certain assets within our property portfolio. During the last three years, we have been exploring a broad range of strategic alternatives for enhancing stockholder value. On September 24, 2010, we retained Merrill Lynch, Pierce, Fenner & Smith (“Merrill Lynch”) to provide advisory services to assist us in exploring those strategic alternatives, including, among others, a sale of assets. As discussed in Note 1 – Organization, we have entered into negotiations with Pluspetrol Venezuela S.A. to sell our interest in Petrodelta for $373 million, before taking into account repayment of our long-term debt, payment of costs and other obligations, and customary working capital adjustments. As discussed further in Note 13 – Gabon, we have entered into exclusive negotiations with Vitol S.A. to sell our interests in Gabon for $137.0 million in cash. There can be no assurances that these transactions will be completed.

Operations

Venezuela

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (6.30 Bolivars per U.S. Dollar). During the three and nine months ended September 30, 2013, Harvest Vinccler exchanged approximately $0.4 million and $1.3 million, respectively, and received an average exchange rate of 7.08 Bolivars per U.S. Dollar and 6.37 Bolivars per U.S. Dollar, respectively. During the three and nine months ended September 30, 2012, Harvest Vinccler exchanged approximately $0.4 million and $1.0 million, respectively, and received an average exchange rate of 5.23 Bolivars per U.S. Dollar and 5.17 Bolivars per U.S. Dollar, respectively.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At September 30, 2013, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 8.8 million Bolivars and 7.1 million Bolivars, respectively. At September 30, 2013, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 787.8 million Bolivars and 5,488.9 million Bolivars, respectively.

Petrodelta, S.A.

During the nine months ended September 30, 2013, Petrodelta drilled and completed ten development wells, delivered approximately 10.7 million barrels (“MBls”) of oil and 2.0 billion cubic feet (“Bcf”) of natural gas, averaging 40,314 barrels of oil equivalent (“BOE”) per day. During the nine months ended September 30, 2012, Petrodelta drilled and completed ten development wells, delivered approximately 9.8 MBls of oil and 1.5 Bcf of natural gas, averaging 36,736 BOE per day.

Currently, Petrodelta is operating six drilling rigs and one workover rig. Infrastructure enhancement projects in the El Salto and Temblador fields continue.

Certain operating statistics for the nine months ended September 30, 2013 and 2012 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Thousand barrels of oil sold	3,839	3,512	10,677	9,810
Million cubic feet of gas sold	598	412	1,973	1,536
Total thousand barrels of oil equivalent	3,939	3,581	11,006	10,066
Average price per barrel	$93.43	$92.43	$92.73	$98.63
Average price per thousand cubic feet	$1.54	$1.54	$1.54	$1.54
Cash operating costs ($millions)	$25.6	$34.3	$88.3	$75.9
Capital expenditures ($millions)	$57.8	$49.7	$168.2	$120.3

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

Since the Sales Contract provides for only one crude pricing formula, the Sales Contract had to be amended to include the Boscan pricing formula to allow Petrodelta to invoice PPSA for El Salto crude oil deliveries. From October 1, 2011 through June 30, 2012, Petrodelta used the Boscan pricing formula as published in the Official Gazette on January 11, 2007 to record revenue from El Salto deliveries. Petrodelta subsequently received from PDVSA Trade and Supply a draft amendment to the Sales Contract. The pricing formula in the draft amendment was used to record revenue for El Salto field deliveries from July 1, 2012 through September 30, 2013, and revenue for El Salto deliveries for October 1, 2011 through June 30, 2012 was revised to reflect the pricing formula in the draft amendment. The only item included in the draft amendment is the Boscan pricing formula to be used in invoicing El Salto crude oil deliveries. All other terms and conditions of the Sales Contract remain in force. On January 31, 2013, Petrodelta’s board of directors endorsed the amendment to the Sales Contract. The amendment has been approved by CVP’s board of directors. HNR Finance, as shareholder, has agreed to the contract amendment.

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

El Salto deliveries, net of royalties, covering the delivery months of October 2011 through September 2013 totaled approximately 7.4 million barrels (2.4 MBls net to our 32 percent interest). The amendment to the Sales Contract pricing formula for Boscan based upon the deliveries and factors certified by MENPET, results in revenue for these deliveries of $646.7 million ($206.9 million net to our 32 percent interest). As of September 30, 2013, these deliveries for El Salto remain uninvoiced to PPSA.

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

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta, and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the nine months ended September 30, 2013, Harvest Vinccler advanced to Petrodelta $0.3 million for continuing operations costs and recorded a $0.4 million loss on revaluation of the accounts receivable with Petrodelta. Petrodelta and Petrodelta’s board have neither indicated that the advances are not payable, nor that they will not be paid. As of September 30, 2013, Advance to Equity Affiliate of $2.7 million (December 31, 2012: $2.1 million) had been classified as long-term receivable due to slow payment and age of the advances although we expect the full amount to be collected. During the year ended December 31, 2012, Harvest Vinccler advanced to Petrodelta $0.5 million for continuing operations costs, and Petrodelta repaid $0.1 million of the advance. Although payment is slow and the balance is increasing, payments continue to be received.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). In February 2013, the Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax. The amended Windfall Profits Tax establishes new levels for contribution of extraordinary and exorbitant prices to the Venezuelan government. Extraordinary prices are considered to be equal to or lower than $80 per barrel, and exorbitant prices are considered to be over $80 per barrel. The amended Windfall Profits tax also sets a new royalty cap per barrel of $80. Contributions for extraordinary prices are 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $55 per barrel for 2013) and $80 per barrel. Contributions for exorbitant prices are (1) 80 percent when the average price of the Venezuela Export Basket (“VEB”) exceeds $80 per barrel but is less than $100 per barrel; (2) 90 percent when the average price of the VEB equals or exceeds $100 per barrel but is less than $110 per barrel; and (3) 95 percent when the average price of the VEB equals or exceeds $110 per barrel. Windfall Profits Tax is deductible for Venezuelan income tax purposes. During the three and nine months ended September 30, 2013, Petrodelta recorded $67.8 million and $185.7 million, respectively, for Windfall Profits Tax. During the three and nine months ended September 30, 2012, Petrodelta recorded $72.0 million and $231.4 million, respectively, for Windfall Profits Tax.

The amended Windfall Profits Tax states that royalties paid to Venezuela are capped at $80 per barrel (2012: $70 per barrel), but the cap on royalties has not been defined as being applicable to in-cash, in-kind, or both. Per instructions received from PDVSA, Petrodelta reports royalties, whether paid in-cash or in-kind, at $80 per barrel (royalty barrels x $80). The difference between the $80 royalty cap and the current oil price is to be reflected on the income statement as a reduction in oil sales. For the three and nine months ended September 30, 2013, the reduction to oil sales due to the $80 cap applied to all royalty barrels was $17.2 million and $45.3 million, respectively, ($5.5 million and $14.5 million, respectively, net to our 32 percent interest). For the three and nine months ended September 30, 2012, the reduction to oil sales due to the $70 cap applied to all royalty barrels was $26.2 million and $93.6 million, respectively, ($8.4 million and $30.0 million, respectively, net to our 32 percent interest).

Per our interpretation of the Windfall Profits Tax, the $80 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. We have applied the $80 cap to only the 3.33 percent royalty paid in cash and the current oil sales price to the 30 percent royalty paid in-kind for the nine months ended

September 30, 2013. With assistance from Petrodelta, we have recalculated Petrodelta’s oil sales and royalties to apply the current oil price to its total barrels produced and to the 30 percent royalty paid in-kind and applied the $80 cap to the 3.33 percent royalty paid in cash for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2013, net oil sales (oil sales less royalties) are slightly higher, $1.7 million and $4.5 million, respectively, ($0.5 million and $1.4 million, respectively, net to our 32 percent interest) under this method than the method advised by PDVSA and the method of applying the current oil price to total barrels produced and to total royalty barrels. For the three and nine months ended September 30, 2012, net oil sales are slightly higher, $2.7 million and $9.4 million, respectively, ($0.9 million and $3.0 million, respectively, net to our 32 percent interest) under this method. We have reported revenues and royalties for Petrodelta under this method.

The April 2011 Windfall Profits Tax included a provision wherein it considered that an exemption of the Windfall Profits Tax could be granted for the incremental production of projects and grass root developments until the specific investments are recovered. The projects deemed to qualify for the exemption have to be considered and approved in a case by case basis by MENPET. The subsequent amendment to the Windfall Profits tax in February 2013 did not modify the fundamentals of this section from the April 2011 Windfall Profits Tax law. Since the enactment of the April 2011 Windfall Profits Tax, we have believed that several of the fields operated by Petrodelta should qualify for exemption from the Windfall Profits Tax, and we have been waiting for MENPET to establish, through resolution, the definition of incremental production and grass roots developments, as well as guidance on the process of applying for, and the calculation of, the exemption.

In March 2013, PDVSA requested an exemption from MENPET for the Windfall Profits Tax under the provision in the April 2011 Windfall Profits Tax law. The exemption was applied to several oil development projects, including Petrodelta. The exemption is allowable under the April 2011 Windfall Profits Tax law; however, MENPET has neither defined the projects qualifying for exemption, nor the guidance to be used in calculating the exemption. PDVSA issued to Petrodelta its share of the exemption credit for 2012 of $55.2 million ($36.4 million net of tax) ($17.7 million net to our 32 percent interest, $11.6 million net of tax net to our 32 percent interest) based on PDVSA’s calculation and projects PDVSA deemed to qualify for the exemption. Neither Petrodelta nor us have been provided with supporting documentation indicating the properties have been appropriately qualified by MENPET, the specific details for the exemption credit, such as which fields, production period or production, or the supporting calculations. Until MENPET either issues guidance on the exemption provision in the April 2011 Windfall Profits Tax law or issues payment forms including the exemption credit, or written approval from MENPET for this exemption credit is received by Petrodelta or us, we have and will continue to exclude the exemption credit from our equity earnings in Petrodelta.

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law resulting in an overstatement of the liability. We have adjusted for the over-accrual of the Sports Law in the three and nine months ended September 30, 2013 and 2012 Net Income from Equity Affiliate. As of September 30, 2013, the cumulative amount of this adjustment is $2.5 million ($0.8 million net to our 32 percent interest).

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). Petrodelta shareholder approval of the dividend was received on March 14, 2011. Petrodelta had working capital of $407.5 million as of September 30, 2013; however, due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, this dividend has not yet been received, although it is due and payable, and dividends for subsequent periods have not been declared and/or paid. Petrodelta’s board of directors declared this dividend and has neither indicated that the dividend is not payable, nor that it will not be paid. Petrodelta has consistently earned a profit from 2007 through September 30, 2013; however, dividends of profits since 2010 have not been declared. There is uncertainty with respect to the timing of the receipt of the dividend declared in November 2010 or whether future dividends will be declared and/or paid. The dividend receivable is classified as a long-term receivable at September 30, 2013 due to the uncertainty in the timing of payment. We have and will continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected or facts and circumstances surrounding our investment change, our results of operations and investment in Petrodelta could be adversely impacted.

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

Operational activities during the three months ended September 30, 2013 included continued work on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. Land access and acquisition; environmental studies; construction and upgrades to access roads, bridges, and well site; permitting; and tender prequalification and procurement are on-going.

During the nine months ended September 30, 2013, we had cash capital expenditures of $0.1 million for environment studies and well planning.

Dussafu Project, Gabon

We have met all funding commitments for the third exploration phase of the Dussafu PSC.

Operational activities during the three months ended September 30, 2013 included continuation of planning for a cluster field development. Geoscience, reservoir engineering and economic studies have been progressed, and a field development plan is being prepared. Planning and contracting for a 3D seismic acquisition survey over the outer half of the license took place. Acquisition of a 1,260 square kilometer survey commenced in October 2013, and the first high quality seismic products are expected to be available during the second quarter of 2014. The survey will provide the first 3D coverage over the outboard, where significant pre-salt prospectivity has been already recognized on 2D data. The pre-salt is currently the focus of deep water exploration activity offshore Gabon. The new 3D seismic data should also enhance the placement of future development wells in the Ruche and Tortue development program.

Dussafu Ruche Marin-1 (“DRM-1”) and sidetracks, which were drilled in 2011, Dussafu Tortue Marin-1 (“DTM-1”) and sidetrack, which were drilled in 2013, are suspended pending future appraisal and development activities.

During the nine months ended September 30, 2013, we had cash capital expenditures of $37.9 million for well planning and drilling.

As discussed further in Note 13 – Gabon, we are currently in exclusive negotiations with Vitol S.A. to sell our 66.67% interest in the Dussafu PSC for $137.0 million in cash. (“Note” here and elsewhere in this document refers to the specified note contained in the Notes to the Consolidated Condensed Financial Statements in Part I. Financial Statements.)

Colombia

In February 2013, we signed farm-out agreements on Block VSM14 and Block VSM15 in Colombia. Under the terms of the farm-out agreements, we have a 75 percent beneficial working interest and our partners have a 25 percent carried interest for the minimum exploratory work commitments on each block. We have requested the legal assignment of the interest by the Agencia Nacional de Hidrocarburos (“ANH”), Colombia’s oil and gas regulatory authority, and approval of us as operator.

Both blocks were awarded by the ANH as part of the 2010 Bid Round, and include the rights to all hydrocarbons to all depths within each block. However, the economic terms will not support the development of unconventional resources, and we believe the contracts with the ANH should be amended to include special economic terms for unconventional resources.

For both blocks, Phase 1 of the contract began on December 15, 2012 and expires on December 15, 2015. The minimum work commitments for Phase 1 of VSM14 include three exploration wells and the acquisition of 70km of 2D seismic. The minimum work commitment for Phase 1 of VSM15 includes one exploration well, the acquisition of 65km of 2D seismic, reprocessing of 70km of 2D seismic and the acquisition of 91 square km of 3D seismic.

VSM14 covers 137,061 acres and VSM15 covers 105,721 acres. Both blocks are located in the Upper Magdalena Valley in Colombia. The blocks are considered to be prospective for conventional oil and gas fields in multiple reservoirs in Tertiary and Cretaceous rocks, as well as for unconventional oil and gas fields in the Cretaceous La Luna and Villeta formations.

To date, there have been two exploration wells drilled on block VSM14, both of which were plugged and abandoned. There have been no wells drilled on block VSM15.

We have received notices of default from our partners for failing to comply with certain terms of the farmout agreements for Block VSM 14 and Block VSM 15. We are discussing this situation with our partners to see how we may be able to cure these defaults and reform the agreements. Unless we are successful at doing so, our partners may terminate the farmout agreements, and we would relinquish our interests in the Blocks. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests and we recorded an impairment charge of $2.3 million during the three months ended September 30, 2013. During the nine months ended September 30, 2013, we had capital expenditures of $2.3 million for lease acquisition costs.

Risks, Uncertainties, Capital Resources and Liquidity

Our financial statements for the nine months ended September 30, 2013 have been prepared under the assumption that we will continue as a going concern.

As discussed further in Note 2 – Liquidity and Going Concern, we expect that we will require additional capital to support our liquidity requirements through 2013. Petrodelta’s nonpayment of dividends since 2010 continues to be a significant contributing factor to our liquidity constraints. Our ability to continue as a going concern depends upon the success of our planned exploration and development activities and the ability to secure additional financing as needed to fund our current operations. There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our unevaluated exploratory well costs. We believe that we will continue to be successful in securing any funds necessary to continue as a going concern. However, our current cash position and our ability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

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

Petrodelta currently represents our only source of earnings. Petrodelta also has a material impact on our results of operations for any quarter or annual reporting period. See Note 11 – Investment in Equity Affiliate – Petrodelta. Petrodelta operates under a business plan, the success of which relies heavily on the market price of oil and PDVSA’s adherence to the contract. To the extent that market prices of oil decline, the business plan, and thus our equity investment and/or operations and/or profitability, could be adversely affected.

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

In the event that a sale of assets (farm-outs are not included in the definition of a sale of assets in the indenture) for more than $5.0 million in the aggregate occurs, within 30 days of such event, we are required to make an offer to all noteholders of our 11 percent senior unsecured notes to purchase the maximum principal amount of our 11 percent senior unsecured notes that may be purchased out of the sales proceeds at an offer price in cash in an amount equal to 105.5 percent of the principal amount plus accrued and unpaid interest, if any. In the event of a change in control or a sale of Petrodelta, the noteholders of our 11 percent senior unsecured notes have the right to require us to repurchase all or any part of the 11 percent senior unsecured notes at a repurchase price equal to 101 percent in the case of a change in control or 105.5 percent in the case of a sale of Petrodelta plus accrued interest. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative. We considered the probabilities of these events occurring and determined that the derivative had a value of $3.5 million at September 30, 2013 and $0 at December 31, 2012.

Between Petrodelta’s formation in October 2007 and June 2010, Petrodelta declared and paid dividends of $105.5 million to HNR Finance, B.V. (“HNR Finance”), a wholly owned subsidiary of Harvest Holding ($84.4 million net to our 80 percent interest in HNR Finance). On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance ($9.8 million net to our 32 percent interest). The dividend was ratified by Petrodelta’s shareholders on March 14, 2011. Petrodelta had working capital of $407.5 million as of September 30, 2013; however, due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, this dividend has not yet been received, although it is due and payable, and dividends for subsequent periods have not been declared and/or paid. Petrodelta’s board of directors declared this dividend and has neither indicated that the dividend is not payable, nor that it will not be paid. The dividend receivable is classified as a long-term receivable at September 30, 2013 and December 31, 2012 due to the uncertainty in the timing of payment. Petrodelta has consistently earned a profit from 2010 through September 30, 2013; however, dividends of profits since 2010 have not been declared. There is uncertainty whether Petrodelta will declare and/or pay additional dividends in the future. See Note 15 – Related Party Transactions for a discussion of our obligations to our non-controlling interest holder, Vinccler, for any dividend received from Petrodelta. We have and will continue to monitor our investment in Petrodelta. If the dividend receivable is deemed to not be collectible, or facts and circumstances surrounding our investment change, our results of operations and our investment in Petrodelta could be adversely impacted.

Our cash is being used to fund oil and gas exploration projects, debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have met all funding commitments for the third exploration phase of the Dussafu PSC. In January 2013, the Budong PSC partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2016. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. Also, if this exploration well is not drilled within 18 months of the date of approval from the Government of Indonesia of this transaction, we will be required to pay our partner in the Budong PSC $3.2 million. See Note 12 – Indonesia. The Budong PSC work commitments are discretionary, and we have the ability to control the pace of expenditures.

Warrant Derivative Liability. The warrant derivative liability is measured at fair value using significant unobservable inputs and is directly connected to the price of our common stock. The value of the warrant derivative liability at September 30, 2013 was $4.7 million as compared to $5.5 million at December 31, 2012. The impact of changes in the valuation of the warrant derivative liability is disclosed in our consolidated condensed statements of operations and comprehensive income (loss) and has no effect on our liquidity or capital resources.

Working Capital. The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(29,738)	$(24,926)
Net cash used in investing activities	(38,642)	(13,835)
Net cash provided by (used in) financing activities	(321)	234

Net decrease in cash and cash equivalents	$(68,701)	$(38,527)

At September 30, 2013, we had current assets of $7.6 million and current liabilities of $17.3 million, resulting in a negative working capital of $9.7 million and current ratio of 0.4:1. This compares with working capital of $40.5 million and current ratio of 2.0:1 at December 31, 2012. The decrease in working capital of $50.2 million was primarily due to cash used to fund the loss from operations and interest payments as well as cash payments for capital expenditures.

Cash Flow used in Operating Activities. During the nine months ended September 30, 2013 and 2012, net cash used in operating activities was approximately $29.7 million and $24.9 million, respectively. The $4.8 million increase was primarily due to the increase in the loss from operations and interest payments.

Cash Flow from Investing Activities. Our cash capital expenditures for property and equipment are summarized in the following table:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Budong PSC	$111	$5,899
Dussafu PSC	37,885	2,859
Oman, Block 64 EPSA	0	5,894
Colombia Blocks	1,181	0
Other projects	0	81

Total additions of property and equipment	$39,177	$14,733

During the nine months ended September 30, 2013, we advanced $0.4 million to Petrodelta for continuing operations costs and had $0.9 million of restricted cash returned to us. During the nine months ended September 30, 2012, we had $1.2 million of restricted cash returned to us; and advanced $0.4 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million.

Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures of $31.8 million for 2013 for Indonesia, Gabon and Oman operations will be funded through our existing cash balances, accessing equity and debt markets, and cost reductions.

Cash Flow from Financing Activities. During the nine months ended September 30, 2013 we incurred $0.4 million in legal fees associated with financings. During the nine months ended September 30, 2012, we incurred $0.5 million in legal fees associated with financings.

Results of Operations

You should read the following discussion of the results of operations for the three and nine months ended September 30, 2013 and 2012 and the financial condition as of September 30, 2013 and December 31, 2012 in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

We reported net income attributable to Harvest of $2.0 million, or $0.05 diluted earnings per share, for the three months ended September 30, 2013, compared with net income attributable to Harvest of $5.8 million, or $0.15 diluted earnings per share, for the three months ended September 30, 2012.

Total expenses and other non-operating (income) expense from continuing operations (in thousands):

	Three Months Ended
	September 30,		Increase
	2013	2012	(Decrease)
Depreciation and amortization	$83	$98	$(15)
Exploration expense	1,486	1,789	(303)
Impairment expense	2,277	0	2,277
General and administrative	8,244	4,810	3,434
Investment earnings and other	(116)	(82)	(34)
Unrealized (gain) loss on derivatives	6,559	(249)	6,808
Interest expense	1,152	19	1,133
Debt conversion expense	0	946	(946)
Other non-operating expenses	38	1,078	(1,040)
Foreign currency transaction loss	131	22	109
Income tax expense (benefit)	(765)	1,723	(2,488)

During the three months ended September 30, 2013, we incurred $1.2 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.3 million related to other general business development activities. During the three months ended September 30, 2012, we incurred $1.4 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.4 million related to other general business development activities.

The impairment expense in the three months ended September 30, 2013 is attributable to a $2.3 million impairment for lease acquisition costs associated with Colombia as discussed further in Note 14 – Colombia.

The increase in general and administrative costs in the three months ended September 30, 2013 from the three months ended September 30, 2012 was primarily due to higher employee related costs ($0.8 million), professional fees and contract services ($1.2 million), general operating and overhead costs ($0.6 million), travel ($0.2 million) and restructuring costs ($0.6 million).

The increase in unrealized loss on derivatives in the three months ended September 30, 2013 from the three months ended September 30, 2012 was due to the change in fair value for our embedded derivative liability related to debt and our warrant derivative liability. As discussed further in Note 6 – Long-Term Debt and Note 8 – Warrant Derivative Liability, the increase in value reflects the impact of the increased likelihood of an asset sale, debt or equity issuance or other event which would trigger certain early settlement provisions.

The increase in interest expense in the three months ended September 30, 2013 from the three months ended September 30, 2012 was due to higher principal balance (2013: $79.8 million, 2012: $9.0 million) and interest rate (2013: 11 percent, 2012: 8.25 percent) on the debt outstanding at September 30, 2013 than the debt outstanding at September 30, 2012 offset by interest capitalized to oil and gas properties in the three months ended September 30, 2013 of $2.1 million (three months ended September 30, 2012: $0.3 million).

The decrease in other non-operating expense in the three months ended September 30, 2013 from the three months ended September 30, 2012 was due to costs incurred in 2012 related to our strategic alternative process and evaluation.

The decrease in income tax expense in the three months ended September 30, 2013 from the three months ended September 30, 2012 is due to the favorable resolution of certain tax contingencies in the three months ended September 30, 2013.

Equity in Earnings from Unconsolidated Equity Affiliates

	Three Months Ended			%
	September 30,		Increase	Increase	Increase
	2013	2012	(Decrease)	(Decrease)	(Decrease)
	(in thousands, except prices and volumes)
Revenues
Crude oil	$358,692	$324,608	$34,084	11%
Natural gas	923	635	288	45%

Total revenues	$359,615	$325,243	$34,372	11%

Price and Volume Variances
Crude oil price variance (per Bbl)	$93.43	$92.43	$1.00	1%	$3,518
Volume variances:
Crude oil volumes (MBbls)	3,839	3,512	327	9%	30,567
Natural gas volumes (MMcf)	598	412	186	45%	287

Total variance					$34,372

Revenues were higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to increases in sales volumes resulting from running a six drilling rig program.

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income from Petrodelta to Net Income from Equity Affiliate:

	Three Months Ended
	September 30,		Increase
	2013	2012	(Decrease)
	(in thousands)
Royalties	$119,259	$108,371	$10,888
Operating expenses	25,641	34,246	(8,605)
Workovers	10,476	2,855	7,621
Depletion, depreciation and amortization	23,096	22,238	858
General and administrative	6,092	5,418	674
Windfall profits tax	67,751	71,982	(4,231)
Foreign currency transaction loss	(11,634)	0	(11,634)
Interest expense	3,238	2,975	263
Income tax expense (inclusive of USGAAP adjustment)	45,407	28,940	16,467
Adjustment stated at our 40% equity interest related to U.S. GAAP depletion and amortization of excess basis	2,297	(944)	3,241

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, royalties, which is a function of revenue, increased due to the increase in production (net increase in revenue of $34.4 million at 30 percent royalty). The increase in workover expense is due to running between one and two workover rigs in 2013 versus one workover rig in 2012. Windfall Profits Tax, which is a function of volume and price received per barrel as well as pricing levels set for determining Windfall Profits Tax, decreased due to an increase in the pricing levels under the Windfall Profits Tax Law (See Operations –Petrodelta, S.A. above). The foreign currency transaction loss is due to the Bolivar devaluation in February 2013 from 4.30 Bolivars/U.S. Dollar to 6.30 Bolivars/U.S. Dollar. While income tax expense increased between quarters, it was comparable as a percent of pre-tax income: 39 percent and 38 percent for the three months ended September 30, 2013 and 2012, respectively.

Discontinued Operations

As a result of the decision to not request an extension of the First Phase or enter the Second Phase of the Exploration and Production Sharing Agreement (“EPSA”) Al Ghubar / Qarn Alam license (“Block 64 EPSA”), Block 64 was relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was written off to impairment expense at December 31, 2012. Operations in Oman were terminated, and the field office was closed May 31, 2013.

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

Oman operations and the Antelope Project have been classified as discontinued operations. Net loss on the dispositions is shown in the table below:

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
Oman operations	$(12)	$(344)
Antelope Project	0	0

Net loss from discontinued operations	$(12)	$(344)

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

We reported net income attributable to Harvest of $33.6 million, or $0.85 diluted earnings per share, for the nine months ended September 30, 2013, compared with net income attributable to Harvest of $10.9 million, or $0.30 diluted earnings per share, for the nine months ended September 30, 2012.

Total expenses and other non-operating (income) expense from continuing operations (in thousands):

	Nine Months Ended
	September 30,		Increase
	2013	2012	(Decrease)
Depreciation and amortization	$257	$292	$(35)
Exploration expense	5,890	5,163	727
Impairment expense	2,277	0	2,277
Dry hole costs	0	767	(767)
General and administrative	19,325	16,462	2,863
Investment earnings and other	(280)	(231)	(49)
Unrealized loss on derivatives	2,774	960	1,814
Interest expense	3,417	145	3,272
Debt conversion expense	0	3,348	(3,348)
Other non-operating expenses	651	2,801	(2,150)
Foreign currency transaction loss	222	75	147
Income tax expense (benefit)	(2,141)	(519)	(1,622)

During the nine months ended September 30, 2013, we incurred $4.7 million of exploration costs related to the processing and reprocessing of seismic data related to ongoing operations and $1.2 million related to other general business development activities. During the nine months ended September 30, 2012, we incurred $4.4 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.8 million related to other general business development activities.

The impairment expense in the nine months ended September 30, 2013 is attributable to a $2.3 million impairment for lease acquisition costs associated with Colombia as discussed further in Note 14 – Colombia.

During the nine months ended September 30, 2013, we did not record any dry hole costs. During the nine months ended September 30, 2012, we expensed to dry hole costs $0.8 million related to the drilling of the Karama-1 well on the Budong PSC.

The increase in general and administrative costs in the nine months ended September 30, 2013 from the nine months ended September 30, 2012 was primarily due to higher professional fees and contract services ($2.7 million), travel ($0.2 million) and restructuring costs ($1.5 million), offset by lower employee related costs ($1.5 million).

The increase in unrealized loss on derivatives in the nine months ended September 30, 2013 from the nine months ended September 30, 2012 was due to the change in fair value for our embedded derivative liability related to debt and our warrant derivative liability. As discussed further in Note 6 – Long-Term Debt and Note 8 – Warrant Derivative Liability, the increase in value reflects the impact of the increased likelihood of an asset sale, debt or equity issuance or other event which would trigger certain early settlement provisions.

The increase in interest expense in the nine months ended September 30, 2013 from the nine months ended September 30, 2012 was due to higher principal balance (2013: $79.8 million, 2012: $9.0 million) and interest rate (2013: 11 percent, 2012: 8.25 percent) on the debt outstanding at September 30, 2013 than the debt outstanding at September 30, 2012 offset by interest capitalized to oil and gas properties in the nine months ended September 30, 2013 of $6.2 million (nine months ended September 30, 2012: $1.5 million).

The decrease in other non-operating expense in the nine months ended September 30, 2013 from the nine months ended September 30, 2012 was due to costs incurred in 2012 related to our strategic alternative process and evaluation.

The increase in income tax benefit in the nine months ended September 30, 2013 from the nine months ended September 30, 2012 is due to the benefit in the prior period of net operating loss; whereas, the current period includes the benefit from the favorable resolution of certain tax contingencies.

Equity in Earnings from Unconsolidated Equity Affiliates

	Nine Months Ended			%
	September 30,		Increase	Increase	Increase
	2013	2012	(Decrease)	(Decrease)	(Decrease)
	(in thousands, except prices and volumes)
Revenues
Crude oil	$990,104	$967,579	$22,525	2%
Natural gas	3,046	2,369	677	29%

Total revenues	$993,150	$969,948	$23,202	2%

Price and Volume Variances
Crude oil price variance (per Bbl)	$92.73	$98.63	$(5.90)	(6)%	$(57,874)
Volume Variances:
Crude oil volumes (MBbls)	10,677	9,810	867	9%	80,403
Natural gas volumes (MMcf)	1,973	1,536	437	28%	673

Total variance					$23,202

Revenues were higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to increases in sales volumes resulting from running a six drilling rig program offset by lower world crude oil prices.

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income from Petrodelta to Net Income from Equity Affiliate:

	Nine Months Ended
	September 30,		Increase
	2013	2012	(Decrease)
	(in thousands)
Royalties	$329,021	$321,807	$7,214
Operating expenses	88,310	75,890	12,420
Workovers	18,929	11,912	7,017
Depletion, depreciation and amortization	64,430	61,878	2,552
General and administrative	18,176	15,345	2,831
Windfall profits tax	185,725	231,407	(45,682)
Foreign currency transaction (gain)	(193,020)	0	(193,020)
Interest expense	9,163	7,578	1,585
Income tax expense (inclusive of USGAAP adjustment)	243,654	99,693	143,961
Adjustment stated at our 40% equity interest related to U.S. GAAP depletion and amortization of excess basis	8,690	(1,874)	10,564

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, royalties, which is a function of revenue, increased due to the increase in revenues discussed above (net increase in revenue of $23.2 million at 30 percent royalty). The increase in operating expense is due to increased oil production. Workover expense is higher for the nine months ended September 30, 2013 than the nine months ended September 30, 2012 due to running between one and two workovers rigs in 2013 versus one workover rig in 2012. Windfall Profits Tax, which is a function of volume and price received per barrel as well as pricing levels set for determining Windfall Profits Tax, decreased due to an increase in the pricing levels under the Windfall Profits Tax

Law (See Operations –Petrodelta, S.A. above). The foreign currency transaction gain is due to the Bolivar devaluation in February 2013 from 4.30 Bolivars/U.S. Dollar to 6.30 Bolivars/U.S. Dollar and Petrodelta having more Bolivar denominated liabilities than Bolivar denominated assets. Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported net income from unconsolidated equity affiliate) for the nine months ended September 30, 2013 was higher than the effective tax rate for the nine months ended September 30, 2012 primarily due to the foreign currency transaction gain.

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

During the nine months ended September 30, 2012, we expensed to dry hole costs $4.8 million related to the drilling of the AGN-1 on the Block 64 EPSA. During the nine months ended September 30, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services and write-offs of $5.2 million of accounts and note receivable and $3.6 million of accounts payable, carry obligation related to the settlement of all outstanding claims with a private third party on the Antelope Project.

Oman operations and the Antelope Project have been classified as discontinued operations. Net loss on the dispositions is shown in the table below:

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Oman operations	$(668)	$(6,214)
Antelope Project	0	(1,699)

Net loss from discontinued operations	$(668)	$(7,913)

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign currency transaction loss attributable to our international operations was $0.2 million for the nine months ended September 30, 2013 (nine months ended September 30, 2012: $0.1 million). There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010, January 2011 and February 2013.

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (6.30 Bolivars per U.S. Dollar). However, during the nine months ended September 30, 2013, Harvest Vinccler exchanged approximately $1.3 million through the Central Bank and received an average exchange rate of 6.37 Bolivars per U.S. Dollar. Harvest Vinccler currently does not have any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the Central Bank exchange rate. Petrodelta does not have, and has not had, any Bolivars pending government approval for settlement for U.S. Dollars at the official exchange rate or the Central Bank exchange rate.

See, Operations – Venezuela for a more complete discussion of the exchange agreements and their effects on our Venezuelan operations.

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is potentially an important factor with respect to results of operations in Venezuela. The inflation rate in Venezuela was 38.7 percent for the nine months ended September 30, 2013 (nine months ended September 30, 2012: 11.7 percent).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes of the situation in Venezuela, our exploration program and adverse changes in oil prices, interest rates, foreign exchange and political risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. The information about market risk for the nine months ended September 30, 2013 does not differ materially from that discussed in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of September 30, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses in our internal control over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting Previously Disclosed

We disclosed in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2012, that we had identified material weaknesses in our internal control over financial reporting with respect to the following: (1) we did not maintain a sufficient complement of accounting and financial reporting resources and we did not maintain effective controls related to: (2) accounting for certain transactions for oil and gas properties, (3) accounting for income taxes, (4) segregation of duties related to certain system access rights and the recording and review of journal entries; (5) preparation and review of certain classification and disclosure matters impacting the financial statements and related notes; and (6) accounting for significant and complex debt and equity transactions.

Remediation Plan

Management, with the participation of the principal executive officer and principal financial officer, has made significant progress in implementing the plan to remediate the material weaknesses described above and as disclosed in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2012. However, due to our delayed filing of such Form 10-K, the implementation of such steps remains ongoing as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

Except with respect to our on-going remediation plan described above, there have been no changes in internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Notes to Consolidated Condensed Financial Statements, Note 7 – Commitments and Contingencies, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of certain legal proceedings. There have been no material developments in such legal proceedings since the filing of such Quarterly and Annual Reports.

Item 6. Exhibits

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.5	Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 4, 2013, File No. 1-10762.)

10.1	2010 Long Term Incentive Plan, as amended and restated

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

Dated: November 12, 2013	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: November 12, 2013	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer
and Treasurer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.5	Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 4, 2013, File No. 1-10762.)

10.1	2010 Long Term Incentive Plan, as amended and restated

31.1	Certification of the principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document