Form 10-K
period 2013-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2014-03-17
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2013 was: $122,116,759.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date. Class: Common Stock, par value $0.01 per share, on March 7, 2014, shares outstanding: 42,104,038.

DOCUMENTS INCORPORATED BY REFERENCE

An amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year, is incorporated by reference under Part III of this Form 10-K.

HARVEST NATURAL RESOURCES, INC.

FORM 10-K

PART I

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in any forward-looking statements. These factors include our concentration of operations in Venezuela; political and economic risks associated with international operations (particularly those in Venezuela); anticipated future development costs for undeveloped reserves; drilling risks; risk that actual results may vary considerably from reserve estimates; the dependence on the abilities and continued participation of our key employees; risks normally incident to the exploration, operation and development of oil and natural gas properties; risks incumbent to being a noncontrolling interest shareholder in a corporation; permitting and drilling of oil and natural gas wells; availability of materials and supplies necessary to projects and operations; prices for oil and natural gas and related financial derivatives; changes in interest rates; our ability to acquire oil and natural gas properties that meet our objectives; availability and cost of drilling rigs and seismic crews; overall economic conditions; political stability; civil unrest; acts of terrorism; currency and exchange risks; currency controls; changes in existing or potential tariffs, duties or quotas; changes in taxes; changes in governmental policy; lack of liquidity; availability of sufficient financing; estimates of amounts and timing of sales of securities; changes in weather conditions; and ability to hire, retain and train management and personnel. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1.	Business

Executive Summary

Harvest Natural Resources, Inc. is a petroleum exploration and production company incorporated under Delaware law in 1989. Our focus is on acquiring exploration, development and producing properties in geological basins with proven active hydrocarbon systems. Our experienced technical, business development and operating personnel have identified low entry cost exploration opportunities in areas with large hydrocarbon resource potential. We acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). In addition to our interests in Venezuela, we hold exploration acreage mainly offshore of Gabon, onshore West Sulawesi in Indonesia and offshore of the People’s Republic of China (“China”). We operate from our Houston, Texas headquarters. We also have regional/technical offices in Singapore and field offices in Port Gentil, Republic of Gabon (“Gabon”) and Jakarta, Republic of Indonesia (“Indonesia”) to support field operations in those areas.

During the last several years, we have been exploring a broad range of strategic alternatives for enhancing and realizing stockholder value. In September 2010, we retained Merrill Lynch, Pierce, Fenner & Smith (“Merrill Lynch”) to provide advisory services to assist us in exploring those strategic alternatives, including, among others, a sale of assets. We received several indications of interest from third parties, provided due diligence materials to third parties under confidentiality agreements and had preliminary discussions with third parties regarding a sale of our interests in Venezuela.

In June 2012 we entered into an agreement with PT Pertamina (Persero), a state-owned limited liability company existing under the laws of the Republic of Indonesia (“Pertamina”), to sell all of our interests in Venezuela for a cash consideration of $725 million, subject to certain price adjustments. The sale to Pertamina was conditioned on, among other things, the approval of the Ministerio del Poder Popular de Petroleo y Mineria, representing the Government of Venezuela (which indirectly owns 60 percent of Petrodelta) and the approval of

Pertamina’s shareholder, the Government of the Republic of Indonesia. After receiving notice from Pertamina in February 2013 that Pertamina’s shareholder had decided not to approve the transaction, we exercised our right to terminate the agreement in accordance with its terms.

After the termination of the Pertamina transaction, we continued to consider our strategic alternatives. We received several indications of interest from third parties, provided due diligence materials to third parties under confidentiality agreements and had preliminary discussions with third parties regarding a sale of our interests in Venezuela. As discussed below, on December 16, 2013, we entered into an agreement to sell all of our interests in Venezuela to Petroandina Resources Corporation N.V. (“Petroandina”, a wholly owned subsidiary of Pluspetrol Resources Corporation B.V. (“Pluspetrol”)) in two closings for an aggregate cash purchase price of $400 million.

Our Venezuelan interests are owned through Harvest-Vinccler Dutch Holding, B.V., a Dutch private company with limited liability (“Harvest Holding”). Harvest Holding owns 100 percent of HNR Finance, B.V. (“HNR Finance”), and HNR Finance owns a 40 percent interest in Petrodelta, S.A. (“Petrodelta”).

Our ownership of Harvest Holding is through HNR Energia, B.V. (“HNR Energia”) in which we have a direct controlling interest. Prior to December 16, 2013, we indirectly owned 80 percent of Harvest Holding, and we had one partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., (“Vinccler”, a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A.), which owned the remaining noncontrolling interest in Harvest Holding of 20 percent. We do not have a business relationship with Vinccler outside of Venezuela. On December 16, 2013, Harvest and HNR Energia entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Petroandina and Pluspetrol to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. This first transaction resulted in a loss on the sale of the interest in Harvest Holding of $23.0 million in the year ended December 31, 2013. The second closing, for a cash purchase price of $275 million, will be subject to, among other things, authorization by the holders of a majority of the Company’s outstanding common stock and approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns the other 60% interest in Petrodelta). As a result of this first sale, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013 and the noncontrolling interest owners hold the remaining 49 percent with Petroandina having a 29 percent interest and Vinccler continuing to own a 20 percent interest. See Share Purchase Agreement below for further information on this transaction.

Corporación Venezolana del Petroleo S.A. (“CVP”) and PDVSA Social S.A. own the remaining 56 percent and 4%, respectively, of Petrodelta. Petroleos de Venezuela S.A. (“PDVSA”) owns 100 percent of CVP and PDVSA Social S.A. Through our indirect 51 percent in Harvest Holding, we indirectly own a net 20.4 percent interest in Petrodelta for the period from December 16, 2013 to date. Prior to December 16, 2013 we indirectly owned a 32 percent interest in Petrodelta through our indirect 80 percent interest in Harvest Holding during this period. In addition to its 40 percent interest in Petrodelta, Harvest Holding also indirectly owns 100 percent of Harvest Vinccler S.C.A. (“Harvest Vinccler”). Harvest Vinccler’s main business purposes are to assist us in the management of Petrodelta and in negotiations with PDVSA.

As of December 31, 2013, we had total assets of $734.9 million, unrestricted cash of $120.9 million and debt of $83.6 million. For the year ended December 31, 2013, we had no revenues from continuing operations and net cash used in operating activities of $37.1 million. As of December 31, 2012, we had total assets of $596.8 million, unrestricted cash of $72.6 million and long-term debt of $74.8 million. For the year ended December 31, 2012, we had no revenues from continuing operations and net cash used in operating activities of $26.4 million.

At December 31, 2013, Petrodelta’s reserves net to our 20.4 percent interest are: Proved reserves 20.7 million barrels of oil equivalent (“MMBOE”), Probable reserves 41.5 MMBOE, and Possible reserves 62.9 MMBOE. Proved plus Probable reserves at 62.2 MMBOE, after accounting for the reduction in our interest from 32.0 percent to 20.4 percent, are virtually unchanged from last year. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates. Barrels of oil equivalent is determined using the approximate heat content ratio of one barrel of crude oil or condensate to six thousand cubic feet (“Mcf”) of natural gas, which ratio does not necessarily reflect price equivalency.

Share Purchase Agreement

On December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol, its parent, to sell all of our Venezuelan interests through the sale of our equity interests in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred contemporaneously with the signing of the Share Purchase Agreement. At that time, HNR Energia sold to Petroandina, for a cash price of $125.0 million, a 29 percent equity interest in Harvest Holding (which we refer to as the “first closing”), which represents an indirect 11.6 percent equity interest in Petrodelta. This first transaction resulted in a loss on the sale of the interest in Harvest Holding of $23.0 million in the year ended December 31, 2013. As a result of this first sale, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013 and the noncontrolling interest owners hold the remaining 49 percent with Petroandina having a 29 percent interest and Vinccler continuing to own a 20 percent interest. We will continue to consolidate Harvest Holding’s results until the sale of the remaining 51 percent interest has been completed. The second closing will be for the sale of HNR Energia’s remaining 51 percent equity interest in Harvest Holding, which represents an indirect 20.4 percent equity interest in Petrodelta, for a cash purchase price of $275 million payable at closing (which we refer to as the “second closing”). The second closing will be subject to, among other things, authorization by the holders of a majority of our outstanding common stock and approval by the Government of the Bolivarian Republic Venezuela (which indirectly owns the other 60 percent interest in Petrodelta).

HNR Energia and Petroandina also entered into a Shareholders’ Agreement (the “Shareholders’ Agreement”) on December 16, 2013, regarding the shares of Harvest Holding. The Shareholders’ Agreement becomes effective upon any termination of the Share Purchase Agreement before the second closing of the sale of the remaining shares of Harvest Holding.

If the Share Purchase Agreement is terminated because of the failure to obtain authorization by our stockholders, we will be required to pay Petroandina a fee of $3.0 million, and Petroandina will have the right to sell back to HNR Energia the shares of Harvest Holding purchased at the first closing (the “First Closing Shares”).

We have agreed not to solicit other offers to acquire our Petrodelta assets or the Company as a whole while the Share Purchase Agreement is in effect. If we receive an unsolicited acquisition proposal (as defined in the Share Purchase Agreement) before our stockholders have approved the sale of our remaining Venezuelan interests, we may enter into discussions with the potential purchaser if our Board of Directors determines, in good faith, after consultation with our outside legal counsel and financial advisors, that such acquisition proposal is reasonably likely to result in a superior proposal (as hereinafter defined). We have the right to terminate the Share Purchase Agreement and accept a superior proposal if we first offer Petroandina the opportunity to modify the terms of the Share Purchase Agreement so that the competing offer is no longer superior and, concurrently with such termination, we pay Petroandina a break-up fee equal to $9.6 million and enter into an alternative acquisition agreement with respect to such superior proposal.

If the Share Purchase Agreement is terminated because we or HNR Energia accept a superior proposal, Petroandina has the right to sell back to HNR Energia, and HNR Energia has the right to cause Petroandina to sell back to HNR Energia, the First Closing Shares, and we will be required to pay Petroandina a breakup fee of $9.6 million.

Certain conditions must be satisfied before consummation of the proposed sale of our remaining Venezuelan interests, including authorization of the sale by the holders of a majority of the outstanding shares of our common stock entitled to vote at the special meeting and approval of the sale from the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela.

The Share Purchase Agreement may, by written notice given before or at the second closing, be terminated, among other reasons, if our stock holders do not authorize the proposed sale, if we or Petroandina breach certain representations, warranties or covenants, if we accept a superior proposal and pay a breakup fee or if any other closing condition is not satisfied or waived.

We must pay a termination fee of $9.625 million, or 3.5 percent of the $275 million purchase price payable at the second closing, in cash to Petroandina if the Share Purchase Agreement is terminated in certain circumstances, including our acceptance of a superior proposal. If the Share Purchase Agreement is terminated as a result of the failure of our stockholders to approve the proposed sale, we must pay a fee of $3 million in cash to Petroandina. We must also pay the reasonable out-of-pocket expenses of Petroandina incurred in connection with the Share Purchase Agreement, up to $4 million, if the Share Purchase Agreement is terminated as a result of our breach of a representation or warranty upon execution of the Share Purchase Agreement or our breach of a covenant.

Petroandina has the right and option to sell to HNR Energia, and to cause HNR Energia to purchase, the First Closing Shares, on termination of the Share Purchase Agreement in certain circumstances. HNR Energia has the right and option to purchase from Petroandina, and to cause Petroandina to sell, the First Closing Shares, on termination of the Share Purchase Agreement in certain other circumstances.

We have agreed to indemnify Petroandina and its affiliates from and against losses arising out of our and HNR Energia’s breaches of representations and warranties (deemed made without any qualification as to materiality or material adverse effect) or failure to perform or comply with covenants in the Share Purchase Agreement, subject to certain limitations.

We guaranteed HNR Energia’s obligations under the Share Purchase Agreement and the Shareholders’ Agreement.

During the term of the Share Purchase Agreement, Harvest Holding may not pay any dividends to HNR Energia, and therefore would not benefit from any dividends paid by Petrodelta during this period.

Approval of the second closing will be submitted to the Company’s stockholders for their consideration, and the Company will file a definitive proxy statement to be used to solicit stockholder approval of the second closing with the Securities and Exchange Commission (“SEC”). The Company’s stockholders are urged to read the proxy statement regarding the transaction when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information. A free copy of the proxy statement, as well as other filings with the SEC containing information about the Company and the transaction may be obtained, when available, at the SEC’s website at www.sec.gov. Copies of the proxy statement may also be obtained, when available, without charge, by directing a request to Harvest Natural Resources, Inc., Investor Relations, 1177 Enclave Parkway, Suite 300, Houston, Texas 77077 or at the Company’s Investor Relations page on its corporate website at www.harvestnr.com. The Company, its directors and executive officers and Morrow & Co., LLC may be deemed to be participants in the solicitation of proxies from the Company’s stockholders in connection with the approval of the second closing.

Recent Events

In January 2013, we announced that we had encountered oil in Dussafu Tortue Marin-1 (“DTM-1”) in Gabon. In February 2013, we announced that we had drilled a sidetrack well (“DTM-1ST1”) to test the lateral extent of the reservoirs encountered. See “Item 1. Business, Operations, Dussafu Marin, Offshore Gabon – Drilling and Development Activity”.

In January 2013, we acquired an additional 7.1 percent participating interest in the Budong-Budong Production Sharing Contract (“Budong PSC”) and became operator of the Budong PSC in March 2013. If we do not drill an exploration well before October 2014, our partner has the right to give us notice that the consideration for the additional 7.1 percent participating interest must be paid in cash for $3.2 million. See “Item 1. Business, Operations, Budong-Budong, Onshore Indonesia – General.”

In February 2013, we signed farm-out agreements on Block VSM14 and Block VSM15 in Colombia. We have received notices of default from our partners for failing to comply with certain terms of the farmout agreements for Block VSM 14 and Block VSM 15, followed by notices of termination on November 27, 2013. As discussed further in “Item 3. Legal Proceedings”, our partners have filed for arbitration of claims related to these agreements. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013. As we no longer have any interests in Colombia, we have reflected the results in discontinued operations. See “Item 1. Business – Operations, Colombia”.

In February 2013, we announced that the agreement between Pertamina and HNR Energia entered into in June 2012 for the purchase of Harvest’s interests in Venezuela had been terminated as a result of the Government of Indonesia, in its capacity as sole shareholder of Pertamina, voting not to approve the transaction.

In March 2013, we elected to not request an extension of the first phase or enter the second phase of Block 64 EPSA in Oman, and Block 64 was relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was considered to be impaired and a related impairment expense was recorded during the year ended December 31, 2012. During the first half of 2013, we terminated operations in Oman and closed the field office. Our activities in Oman have been reflected as discontinued operations in our financial statements.

On September 30, 2013, we entered into a subscription agreement under which we agreed to sell to three purchasers an aggregate of 390,000 shares of our common stock for an aggregate purchase price of $2,000,700. The transaction closed on October 1, 2013.

On October 2, 2013, we entered into subscription agreements under which we agreed to sell to three purchasers an aggregate of 400,000 shares of our common stock for an aggregate purchase price of $1,928,000. The transactions closed on October 4, 2013.

In November 2013, we entered into subscription agreements under which we agreed to sell to 12 purchasers an aggregate of 1,704,800 shares of common stock for an aggregate purchase price of $5,370,120. The purchasers included six Harvest officers and directors, who purchased an aggregate of 246,000 shares of common stock for an aggregate purchase price of $774,900. The transactions closed on November 27, 2013.

As discussed above, on December 16, 2013, we and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol to sell all of our Venezuelan interests through the sale of our equity interests in Harvest Holding.

On January 11, 2014, we used a portion of the $125 million in proceeds from the first closing sale to Petroandina to redeem all of our 11% Senior Notes due 2014. The notes were redeemed for $80.0 million, including principal and accrued and unpaid interest. As a result of the redemption, we recorded a loss on extinguishment of debt of approximately $3.6 million in January 2014. This loss primarily includes the write off of the discount on debt ($2.3 million) and the expensing of the related financing costs ($1.3 million).

See Item 1. Business, Operations, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of these and other events during 2013 and through the date of filing this Annual Report on Form 10-K.

Business Strategy

In Operations, Petrodelta below, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the situation in Venezuela and how the actions of the Venezuelan government have and continue to adversely affect our operations. The expectation that dividends from Petrodelta will be minimal over the next few years restricted our available cash and had a significant adverse effect on our ability to obtain financing to acquire and develop growth opportunities elsewhere. As discussed above, on December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement. The second closing will be subject to, among other things, approval by the holders of a majority of our common stock and approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns the other 60 percent interest in Petrodelta). See Share Purchase Agreement above.

As discussed above, on January 11, 2014, we used $80.0 million of the $125 million in proceeds from the first closing that we received on December 16, 2013, to redeem all of our 11% Senior Notes due 2014. The remaining $45.0 million of the proceeds from the first closing have been or will be used to pay costs associated with the sale of our Venezuelan interests, to pay severance costs, to make capital expenditures, to pay taxes related to the sale and for general operating expenses. Those remaining proceeds will also be used to repurchase certain outstanding warrants if our stockholders approve the sale of our remaining Venezuelan interests, and if a “Fundamental Change” is consummated under the terms of those warrants.

We are currently marketing our non-Venezuelan assets and talking to potential buyers, and we intend to continue our consideration of a possible sale for some or all of our non-Venezuelan assets if we are able to negotiate a sale or sales in transactions that our Board of Directors believes are in the best interests of the Company and its stockholders. In the meantime, we intend to operate our business in the ordinary course and may ultimately decide to keep our non-Venezuelan assets and acquire additional assets.

If the proposed sale of our remaining Venezuelan interests is completed, a significant portion of our assets will be cash from the proceeds of such transaction. Sales of other non-Venezuelan assets would further increase the portion of our assets that is in cash from the proceeds of such sales. The timing of the second closing is beyond the control of the Company. Operating and capital requirements related to the portfolio of retained assets at the time of the sales will influence the determination by our Board of Directors of the size of any cash distribution to the stockholders from the proceeds of such sales. For clarity, the possible sale of non-Venezuelan assets before the second closing sale would diminish the need for the Company to retain proceeds from the second closing. Depending on the timing of these events, we anticipate using a portion of the proceeds from the second closing to pay for expenses and other costs related to the transaction, which we estimate will be approximately $4 million and to pay taxes related to the transaction, which we estimate will be approximately $51.1 million. In addition, if we do not sell our non-Venezuelan assets before the second closing, then we estimate that we will need to retain approximately $30 million to fund projected general operating expenses and capital expenditures through December 31, 2014 (to the extent that those general operating expenses are not already reserved from any possible sale of our non-Venezuelan assets). Some of these costs will be paid from funds remaining from the proceeds of the first closing. If we sell our non-Venezuelan assets before the second closing, then we estimate that we will need to retain approximately $20 million to fund projected general operating expenses and capital expenditures through December 31, 2014 (to the extent that those general operating expenses are not already reserved from any possible sale of our non-Venezuelan assets). Some of these costs will be paid from funds remaining from the proceeds of the first closing. We will also use these funds to pay any severance or other costs during 2014 associated with the possible severance of some of our personnel in connection with a downsizing of the Company both related to the sale of our Venezuelan interests and related to any sale of our non-Venezuelan assets, if our Board of Directors determines that a downsizing would be in the best interest of the Company and its shareholders. We estimate these costs to be approximately $20 million.

We will use the remainder of the proceeds as our Board of Directors, in its discretion, determines, based on its determination of what is in the best interests of the Company and its stockholders at the time a decision is made. In addition to the possibility that our Board of Directors may use part of the proceeds to pay a dividend to our stockholders, it is also possible that our Board of Directors may use part of the proceeds to continue the Company’s business. Before making any decisions with respect to paying a dividend to Harvest’s stockholders, our Board of Directors will also need to consider the possible need to provide for retention of funds for contingent obligations relating to any lawsuits or other claims that may exist at the time that the Board of Directors considers these matters. For a description of our non-Venezuelan assets and operations, see “Operations – Dussafu Marin, Offshore Gabon,” “Operations – Budong-Budong, Onshore Indonesia” and “Operations – WAB-21, South China Sea.”

Although we are currently marketing our non-Venezuelan assets and talking to potential buyers, we will continue to operate our business in the ordinary course and may ultimately decide to keep our non-Venezuelan assets and acquire additional assets. Since we no longer have any obligations under the 11% Senior Notes due 2014, and given that we do not currently have any operating cash flow, we may also decide to access additional capital through equity or debt sales. After the sale, we would continue to be a reporting company under SEC regulations and would continue to file reports required by those regulations, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Through these reports and other public announcements, we will update our strategy and plans for use of the proceeds from the sale of our remaining Venezuelan interests. We also currently expect that our common stock will continue to be traded on the New York Stock Exchange or another appropriate exchange as long as we meet applicable listing requirements.

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

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided, management reviews and review of the independent third party reserves report. The technical employee responsible for overseeing the process for preparation of the reserves estimates has a Bachelor of Arts in Engineering Science, a Master of Science in Petroleum Engineering, more than 33 years of experience in reservoir engineering, and is a member of the Society of Petroleum Engineers.

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

In Venezuela during 2013, Petrodelta drilled and completed 13 production wells. Eleven of the wells were previously identified as Proved Undeveloped (“PUD”) locations and two wells were previously classified as probable, possible or undefined locations. In 2013, an additional ten PUD locations were identified through drilling activity, however ten PUD locations which are scheduled to be drilled five years after the wells were originally identified have been reclassified as Probable reserves. At December 31, 2013, Petrodelta has 133 identified PUD locations.

Petrodelta’s 2013 business plan, as proposed by Petrodelta, contemplates sustained drilling activities through the year 2023 to fully develop the El Salto, Isleño and Temblador fields. As a noncontrolling interest shareholder in Petrodelta, HNR Finance, a wholly owned subsidiary of Harvest Holding, has limited ability to control the development plans that are periodically prepared and/or approved by the Venezuelan government. The PUD locations which are now scheduled to be drilled five years after they were originally identified have been reclassified as Probable reserves.

Proved undeveloped reserves of 10.6 MMBOE from 133 gross PUD locations are scheduled to be drilled within the period from 2014 to 2017 and within five years from when these locations were first identified. All above MMBOE represent our net 20.4 percent interest, net of a 33.33 percent royalty.

Probable undeveloped reserves of 41.5 MMBOE include 14.0 MMBOE from 108 gross undeveloped locations that would otherwise meet the definition of proved undeveloped reserves, except that they are scheduled to be drilled at least five years after the date that they were originally identified. All of these 108 locations are scheduled to be drilled within five years from 2014 to 2019.

The following table shows, by country and in the aggregate, a summary of our proved, probable and possible oil and gas reserves as of December 31, 2013.

	Oil and NGLs (c)	Natural Gas	Total
	(MBls) (a)	(MMcf) (a)	(MBOE) (a)
Proved Developed Reserves:
International – Venezuela (b)	8,382	10,430	10,121

Total Proved Developed	8,382	10,430	10,121

Proved Undeveloped Reserves:
International – Venezuela (b)	10,192	2,216	10,561

Total Proved Undeveloped	10,192	2,216	10,561

Total Proved Reserves	18,574	12,646	20,682

Probable Developed Reserves:
International – Venezuela (b)	0	0	0

Total Probable Developed	0	0	0

Probable Undeveloped Reserves:
International – Venezuela (b)	37,344	25,099	41,527

Total Probable Undeveloped	37,344	25,099	41,527

Total Probable Reserves	37,344	25,099	41,527

Possible Developed Reserves:
International – Venezuela (b)	0	0	0

Total Possible Developed	0	0	0

Possible Undeveloped Reserves:
International – Venezuela (b)	60,144	16,536	62,900

Total Possible Undeveloped	60,144	16,536	62,900

Total Possible Reserves	60,144	16,536	62,900

(a)	“MBls”– thousand barrels of oil, “Mcf” – thousand cubic feet of natural gas, “MMcf”– thousand “Mcf” and MBOE – thousand barrels of oil equivalent. MBOE is determined using the approximate heat content ratio of one barrel of crude oil or condensate to six Mcf of natural gas, which ratio does not necessarily reflect price equivalency.
(b)	Information represents our net 20.4 percent ownership interest in Petrodelta.
(c)	“NGL”– Natural gas liquids.

Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves as of December 31, 2013, 2012 and 2011 and changes in proved reserves during the last three years are contained in Item 15. Supplemental Information on Oil and Natural Gas Producing Activities (unaudited). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Critical Accounting Policies – Reserves for additional information on our reserves.

Operations

As of December 31, 2013, our operations include:

•	Venezuela. Operations are through our equity affiliate Petrodelta which is governed by the Contract of Conversion (“Conversion Contract”) signed on September 11, 2007. Our ownership of Petrodelta is through Harvest Holding which indirectly, through wholly owned subsidiaries, owns 40 percent of Petrodelta. As we indirectly own 51 percent of Harvest Holding, we indirectly own a net 20.4 percent interest in Petrodelta.

•	Republic of Gabon (“Gabon”). Operations are offshore of Gabon through the Dussafu PSC. We have a 66.667 percent interest in the Dussafu PSC. We are the operator.

•	Republic of Indonesia (“Indonesia”). Operations are mainly onshore in West Sulawesi in Indonesia through the Budong PSC. We own a 71.5 percent cost sharing interest in the Budong PSC. We became the operator in March 2013.

•	People’s Republic of China (“China”). Exploration acreage is offshore of China in the South China Sea through the WAB-21 Petroleum Contract (“WAB-21”). We have a 100 percent interest in the WAB-21 petroleum contract. We are the operator.

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

Petrodelta’s shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Under its conversion contract, work programs and annual budgets adopted by Petrodelta must be consistent with Petrodelta’s business plan. Petrodelta’s business plan may be modified by a favorable decision of the shareholders owning at least 75 percent of the shares of Petrodelta. Petrodelta’s approved capital budget for 2013 was $210 million and included a drilling program to use five drilling rigs for both development and appraisal wells to maintain production capacity. Petrodelta’s actual capital expenditures for 2013 were $269.2 million, and exceeded the budget as a result of cost overruns and inefficiencies.

PDVSA, as administrator of certain operating contracts for several mixed companies in Venezuela, has failed to pay on a timely basis certain amounts owed to contractors doing work for Petrodelta. PDVSA purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors, including Harvest Holding. As a result, Petrodelta has experienced, and is continuing to experience, difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis has an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.

Crude oil delivered from Uracoa, Bombal, Tucupita, Isleño and Temblador fields of Petrodelta to PDVSA Petroleo S.A. (“PPSA”), a wholly owned subsidiary of PDVSA, is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Merey 16 published prices are quoted and sold in U.S. Dollars. The crude oil produced and delivered from El Salto field is priced with reference to Boscan, a heavier 10 degree API crude oil, published prices, also weighted for different markets and quality adjusted as described above. Boscan published prices are also quoted and sold in U.S. Dollars. An amendment to Petrodelta’s Contract for Sale and Purchase of Hydrocarbons with PPSA (the “Sales Contract”) has been approved by Petrodelta’s shareholders and is awaiting execution. See

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations, Petrodelta for additional information on Petrodelta’s Contract for Sale and Purchase of Hydrocarbons with PPSA. Natural gas delivered from the Petrodelta fields to PPSA is priced at $1.54 per Mcf. PPSA is obligated to make payment to Petrodelta in U.S. Dollars for crude oil and natural gas liquids delivered. Natural gas deliveries are paid in Venezuelan Bolivars (“Bolivars”), but the pricing for natural gas is referenced to the U.S. Dollar.

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

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance. Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, as of the date of this proxy statement, this dividend has not been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has never indicated that the dividend is not payable, or that it will not be paid. The dividend receivable is classified as a long-term receivable at December 31, 2013 due to the uncertainty in the timing of payment. There is uncertainty with respect to the timing of the receipt of this dividend and whether future dividends will be declared or paid. We continue to monitor our investment in Petrodelta. Should the dividend receivable not be collected or facts and circumstances surrounding our investment change, our results of operations and investment in Petrodelta could be adversely affected.

Petroandina has the right to any dividends paid by Harvest Holding after December 16, 2013, that would attach with respect to their current 29 percent interest and, after the second closing any dividends that would attach to the shares of Harvest Holding sold in that closing, regardless of whether the dividends are paid in connection with dividends paid by Petrodelta that are declared before, on or after the date of the Share Purchase Agreement and regardless of the record date therefor. During the term of the Share Purchase Agreement, Harvest Holding may not pay any dividends to HNR Energia, and therefore would not benefit from any dividends paid by Petrodelta during this period.

Petrodelta 2014 Capital Budget

The CVP proposed 2014 budget for Petrodelta is for $518.8 million in capital expenditures. This is nearly double the amount spent in 2013, and we expect the actual expenditures in 2014 will be well below the budgeted amount for several reasons. The engineering processes which are required to execute the plan have not been completed. In addition, the plan requires the procurement of materials and long lead equipment as well as negotiation of contracts with suppliers and this has not progressed to a stage which allow achievement of the plan. Since Petrodelta has had insufficient monetary support and contractual adherence by PDVSA, it is possible that PDVSA will not provide the support required to execute Petrodelta’s proposed 2014 budget. Should PDVSA continue in insufficient monetary support and contractual adherence of Petrodelta, underinvestment in the development plan may lead to continued under-performance. This budget proposal has not been reviewed by Petrodelta’s board yet.

Location and Geology

Uracoa Field

At December 31, 2013, there were 76 (compared to 86 at December 31, 2012) oil and natural gas producing wells and seven (compared to seven at December 31, 2012) water injection wells in the field. The current production facility has capacity to handle 30 thousand barrels (“MBbls”) of oil per day, 130 MBbls of water per day, and storage of up to 75 MBbls of crude oil. The oil produced from Uracoa is blended with the oil produced from Tucupita, Bombal and Isleño fields then transported through a 25-mile oil pipeline from the Uracoa plant facilities UM-2 to PDVSA’s EPT-1 storage and fiscalization facility. Substantially all natural gas currently being delivered by Petrodelta is produced from the Uracoa field and is delivered to PDVSA through a 64-mile pipeline to Mamo gas station and PDVSA Gas network.

Tucupita Field

At December 31, 2013, there were 19 (compared to 15 at December 31, 2012) oil producing wells and five (compared to four at December 31, 2012) water injection wells in the field. The Tucupita production facility has a capacity to process 30 MBbls of oil per day, 125 MBbls of water per day and storage for up to 60 MBbls of crude oil. The oil is transported through a 31-mile, 20-MBbls-of-oil-per-day pipeline from the Tucupita field to the Uracoa plant facilities UM-2. See “Uracoa Field” above.

Bombal Field

At December 31, 2013, there were three (compared to four at December 31, 2012) oil producing wells. The oil is transported through a five-mile, ten MBbls of oil per day pipeline from the Bombal field to the Uracoa plant facilities UM-2. See “Uracoa Field” above.

Isleño Field

The Isleño field was discovered in 1953. Seven oil appraisal wells were drilled by PDVSA prior to the field being contributed to Petrodelta. At December 31, 2013, there were three (compared to two at December 31, 2012) oil producing wells in the field. The oil is transported through a pipeline to the Uracoa plant facilities UM-2. See “Uracoa Field” above. A 16-inch, 6.2-mile, 20-MBbls-per-day transfer line capacity was completed and is operational from the Isleño field to Uracoa to transport the fluids produced.

Temblador Field

At December 31, 2013, there were 28 (compared to 28 at December 31, 2012) oil producing wells in the field. The oil is transported through two pipelines: a 5.6-mile, 40-MBbls-of-oil-per-day trunkline from the TY-8 flow station (east end of the field) to the TY-23 flow station; and a 4.3-mile, 20 MBbls-of-oil-per-day gathering system from the west end of the field to the TY-23 flow station. The total crude oil is then delivered from the TY-23 flow station into PDVSA’s EPT-1 storage facility.

El Salto Field

At December 31, 2013, there were 23 (compared to 17 at December 31, 2012) oil producing wells and one (compared to one at December 31, 2012) water injection well in the El Salto field. The oil is transported through an 18.1-mile, 40-MBbls-of-oil-per-day pipeline to PDVSA’s EPM-1 storage facility.

Infrastructure and Facilities

Petrodelta has a 25-mile oil pipeline from its oil processing facilities at Uracoa to PDVSA’s EPT-1 storage facility, the custody transfer point. The pipeline has a nominal capacity of 30 MBls of oil per day and a design capacity of 60 MBls of oil per day.

Petrodelta has a 64-mile pipeline from Uracoa to the Mamo gas station and the PDVSA gas network with a nominal capacity of 70 million cubic feet (“MMcf”) of natural gas per day and a design capacity of 90 MMcf of natural gas per day.

Petrodelta has two main gathering systems at Temblador Field, one in the east side of the field, a 5.6-mile trunkline from the TY-8 flow station to the TY-23 flow station, which is next to PDVSA’s EPT-1 storage facility. The trunkline has an operational capacity of 40 MBls of fluid per day and a design capacity of 60 MBls of oil per day. The second one, on the west side of the field, is a 4.3-mile, 20-MBbls-of-total-fluid-per-day gathering system from the end of the field to the TY-23 flow station. The total crude oil, on specification, is then delivered from the TY-23 flow station into PDVSA’s EPT-1 storage facility (the custody transfer point).

Petrodelta has an 18.1-mile pipeline from El Salto to PDVSA’s COMOR EPM-1 storage facility, the custody transfer point. The pipeline has a nominal capacity of 30 MBls of oil per day and a design capacity of 40 MBls of oil per day. Petrodelta is executing additional infrastructure enhancement projects in El Salto and Temblador.

Petrodelta has long term agreements in place with the PDVSA gas affiliate for purchase of power for electrical needs, leasing of compression, and operation and maintenance of the gas treatment and compression facilities at the Uracoa and Tucupita fields.

Drilling and Development Activity

During the year ended December 31, 2013, Petrodelta drilled and completed 13 development wells. Petrodelta delivered approximately 14.5 MBls of oil and 2.6 billion cubic feet (“Bcf”) of natural gas, averaging 41,014 BOE per day during the year ended December 31, 2013.

During the year ended December 31, 2012, Petrodelta drilled and completed 12 development wells. Petrodelta delivered approximately 13.2 MBls of oil and 2.2 Bcf of natural gas, averaging 36,979 BOE per day during the year ended December 31, 2012. During the year ended December 31, 2011, Petrodelta drilled and completed 15 development wells, one successful appraisal well and two water injector wells. Petrodelta delivered approximately 11.4 MBls of oil and 2.3 Bcf of natural gas, averaging 32,240 BOE per day during the year ended December 31, 2011.

Currently, Petrodelta is operating six drilling rigs and one workover rig and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields. A pipeline was completed in March 2013, and it is operational between the Isleño field and the main production facility at Uracoa.

Risk Factors

We face significant risks in holding a minority equity investment in Petrodelta. These risks and other risk factors are discussed in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dussafu Marin, Offshore Gabon

General

In 2008, we acquired a 66.667 percent ownership interest in the Dussafu PSC through two separate acquisitions. We are the operator.

The Dussafu PSC partners and Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The Direction Generale Des Hydrocarbures agreed to lengthen the third exploration phase to four years, until May 27, 2016.

Location and Geology

The Dussafu PSC contract area is located offshore Gabon, adjacent to the border with the Republic of Congo. It contains 680,000 acres with water depths to 1,650 feet. Production and infrastructure exists in the blocks contiguous to the Dussafu PSC.

Drilling and Development Activity

During 2011, we drilled our first exploratory well, Dussafu Ruche Marin-1 (“DRM-1”), and two appraisal sidetracks. DRM-1 and sidetracks discovered oil of approximately 149 feet of pay within the Gamba and Middle Dentale Formations. DRM-1 and sidetracks are currently suspended pending further exploration and development activities.

Operational activities during 2012 included completion of the time processing of 545 square kilometers of seismic, which was acquired in the fourth quarter of 2011, and well planning. The 3-D Pre-Stack Time Migration was completed in July 2012. Pre-Stack Depth processing and reprocessing of the 2005 Inboard 3-D seismic of approximately 1,300 square kilometers commenced in June 2012 with the time reprocessing and merging of the various 3-D surveys completed in September 2012. The Pre-Stack Depth processing project was completed in September 2013.

During the fourth quarter of 2012, our second exploration well on the Tortue prospect to target stacked pre-salt Gamba and Dentale reservoirs commenced. DTM-1 was spud on November 19, 2012 in a water depth of 380 feet. On January 4, 2013, we announced that DTM-1 had reached a vertical depth of 11,260 feet within the Dentale Formation. Log evaluation and pressure data indicate that we have an oil discovery of approximately 42 feet of pay in a 72-foot column within the Gamba Formation and 123 feet of pay in stacked reservoirs within the Dentale Formation.

The first appraisal sidetrack of DTM-1 (“DTM-1ST1”) was spud in January 12, 2013. DTM-1ST1 was drilled to a total depth of 11,385 feet in the Dentale Formation, approximately 1,800 feet from DTM-1 wellbore and found 65 feet of pay in the primary Dentale reservoir. Several other stacked sands with oil shows were encountered; however, due to a stuck downhole tool, logging operations were terminated before pressure data could be collected to confirm connectivity. The well can be re-entered, and the downhole tool has since been retrieved. Work on DTM-1 and DTM-1ST1 was suspended pending future appraisal and development activities.

Geoscience, reservoir engineering and economic studies have progressed and a field development plan is being prepared for a cluster field development of both the Ruche and Tortue discoveries along with existing pre-salt discoveries at Walt Whitman and Moubenga.

Following the success in both the pre-salt Gamba and Dentale reservoirs in the two Harvest exploration wells a new 1,130 square kilometer 3D seismic survey commenced in October and completed in mid-November 2013. This is first 3D coverage over the outboard area of the Dussafu license, where significant pre-salt prospectivity has been already recognized on 2D seismic data. Pre-Stack Depth processing commenced in December 2013 with the first high quality seismic products expected to be available during the second quarter of 2014. The pre-salt reservoirs are currently the focus of deep water exploration activity offshore Gabon. The new 3D seismic data was extended to be acquired over the two Harvest discoveries and should also enhance the placement of future development wells in the Ruche and Tortue development program. We continue to evaluate our prospects, but we have not drilled any additional wells.

Budong-Budong, Onshore Indonesia

General

In 2007, we entered into a farmout agreement to acquire a 47 percent interest in the Budong PSC located mostly onshore West Sulawesi, Indonesia. In April 2008, Indonesia approved this assignment. Our partner is the operator through the exploration phase as required by the terms of the Budong PSC, and we have an option to become operator, if approved by Indonesia and SKK Migas, the Special Task force for the oil and gas sector, in any subsequent development and production phase.

We acquired our 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program up to a maximum of $17.2 million, including the acquisition of 2-D seismic information and drilling of the first two exploration wells. Before we drilled the first exploration well, our partner had a one-time option to increase the level of the carried interest to a maximum of $20.0 million. On September 15, 2010, our partner exercised its option to increase its carried interest by $2.7 million to a total of $19.9 million. The additional carried interest increased our ownership by 7.4 percent to 54.4 percent. On March 3, 2011, Indonesia approved this change in ownership interest.

On January 14, 2011, we exercised our first refusal right to a proposed transfer of interest by the operator to a third party, which allowed us to acquire an additional 10 percent ownership interest in the Budong PSC at a cost of $3.7 million payable ten business days after completion of the first exploration well. The $3.7 million was paid on April 18, 2011. Closing of this acquisition increased our participating ownership interest in the Budong PSC to 64.4 percent with our cost-sharing interest becoming 64.51 percent until first commercial production. On August 11, 2011, Indonesia approved this change in ownership interest.

The initial exploration term of the Budong PSC was due to expire on January 15, 2013. In September 2012, the operator of the Budong PSC, on behalf of us and our partner, submitted a request to BPMIGAS, Indonesia’s oil and gas regulatory authority, under the terms of the Budong PSC for a four-year extension of the initial six-year exploration term of the Budong PSC. In January 2013, we received written approval from SKK Migas of the four-year extension of the initial six-year exploration term to January 15, 2017.

In November 2012, the Indonesia constitutional court declared BPMIGAS to be unconstitutional. In January 2013, SKK Migas was formed to replace BPMIGAS. SKK Migas supervises all oil and gas industry activities in Indonesia.

In December 2012, we signed a farmout agreement with the operator of the Budong PSC to acquire an additional 7.1 percent participating interest and to become operator of the Budong PSC. We assumed the role of operator effective March 25, 2013. Closing of this acquisition on April 22, 2013 increased our participating ownership interest in the Budong PSC to 71.5 percent with our cost-sharing interest becoming 72 percent until first commercial production. The consideration for this transaction is that we will fund 100 percent of the costs of the first exploration well of the four-year extension to the Budong PSC. If we do not drill an exploration well before October 2014, our partner has the right to give us notice that the consideration for the additional 7.1 percent participating interest must be paid in cash for $3.2 million.

We have satisfied all work commitments for the current exploration phase of the Budong PSC. However, the extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. We are actively discussing the sale of our interests in Budong, and based on indications of interest received in December 2013, we determined that is it was appropriate to recognize and impairment expense of $0.6 million and a charge included in general and administrative expenses related to a valuation allowance on VAT that we do not expect to recover of $2.8 million.

Location and Geology

During the initial exploration period, the Budong PSC covered 1.35 million acres. The Budong PSC includes a ten-year exploration period and a 20-year development phase. Pursuant to the terms of the Budong PSC, at the end of the first three-year exploration phase, 45 percent of the original area was to be relinquished to BPMIGAS. In January 2010, 35 percent of the original area was relinquished and 10 percent of the required relinquishment was deferred until 2011. In January 2011, the deferred 10 percent of the original total contract area was relinquished. The Budong PSC currently covers 0.75 million acres. However, pursuant to the request for extension of the initial exploration term, the contract area held by the Budong PSC at the beginning of the extension period should be reduced, according to the terms of the Budong PSC, from the current 55 percent to 20 percent of the original contract area. In January 2014, we submitted a relinquishment deferral proposal of 5 percent to SKK Migas. The retained area will contain all the areas of geological interest to the Budong PSC partners.

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

Drilling and Development Activity

In 2011, two exploratory wells were drilled, Lariang-1 (“LG-1”) and Karama-1 (“KD-1”). Both wells were plugged and abandoned in 2011 and early 2012.

Operational activities during 2012 focused on a review of geological and geophysical data obtained from the drilling of LG-1 and KD-1 wells to upgrade the prospectivity of the block and to define a prospect for potential drilling in 2013. We have completed remapping of both the Lariang and Karama Basins with eight leads in the Lariang Basin and five leads in the Karama Basin having been identified. The identification of these leads is the basis for the four-year extension request of the first six-year exploration term. We continue to evaluate our prospects, but we have not drilled any additional wells.

WAB-21, South China Sea

General

In 1996, we acquired a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract area lies within an area that is the subject of a border dispute between China and Socialist Republic of Vietnam (“Vietnam”). Vietnam has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. Although it is uncertain when or how this dispute will be resolved and under what terms the various countries and parties to the agreements may participate in the resolution, there has been a small increase in exploration activity in the area starting in 2009.

Location and Geology

The WAB-21 contract area covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and is located in the West Wan’ an Bei Basin (Nam Con Son) of the South China Sea. Its western edge lies approximately 20 miles to the east of significant producing natural gas fields, Lan Tay and Lan Do, which are reported to contain two trillion cubic feet (“Tcf”) of natural gas and commenced production in November 2002. Also located to the west of WAB-21 are the Dua and Chim Sao discoveries that commenced oil production in 2011 and the oil and gas discovery in 2009 of Ca’ Rong Doh. The WAB-21 contract area covers a large unexplored area of the Wan’ an Bei Basin where the same successful Lower Miocene through to Upper Miocene plays to the west are present. Exploration success by other operators outside the WAB-21 contract area in the basin to date has resulted in discoveries estimated to total in excess of 500 MBls of oil and 7.5 Tcf of natural gas. Several similar structural trends and geological formations, each with significant potential for hydrocarbon reserves in traps with multiple pay zones similar to the known fields and discoveries to the west are present within WAB-21.

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

Even though there continues to be increasing activity on the Vietnamese blocks, which we believe confirms our view of WAB-21’s prospectivity, we impaired the carrying value of WAB-21 at December 31, 2012 due to our continued inability to pursue an exploration program. However, we continue to seek permission to acquire regional 2-D seismic and localized 3-D seismic.

Colombia-Discontinued Operations

In February 2013, we signed farmout agreements on Block VSM14 and Block VSM15 in Colombia. Under the terms of the farm-out agreements, we had a 75 percent beneficial working interest and our partners had a 25 percent carried interest for the minimum exploratory work commitments on each block. We requested the legal assignment of the interest by the Agencia Nacional de Hidrocarburos (“ANH”), Colombia’s oil and gas regulatory authority, and approval of us as operator.

For both blocks, phase one of the contract began on December 15, 2012 and expires on December 15, 2015. The minimum work commitments for phase one of VSM14 include three exploration wells and the acquisition of 70 kilometers of 2D seismic information. The minimum work commitment for phase one of VSM15 includes one exploration well, the acquisition of 65 kilometers of 2D seismic information, reprocessing of 70 kilometers of 2D seismic information and the acquisition of 91 square kilometers of 3D seismic information.

VSM14 covers 137,061 acres and VSM15 covers 105,721 acres. Both blocks are located in the Upper Magdalena Valley in Colombia. The blocks are considered to be prospective for conventional oil and gas fields in multiple reservoirs in Tertiary and Cretaceous rocks, as well as for unconventional oil and gas fields in the Cretaceous La Luna and Villeta formations.

To date, there have been two exploration wells drilled on block VSM 14, both of which were plugged and abandoned. There have been no wells drilled on block VSM 15.

We have received notices of default from our partners for failing to comply with certain terms of the farmout agreements for Block VSM 14 and Block VSM 15, followed by notices of termination on November 27, 2013. As discussed further in “Item 3. Legal Proceedings”, our partners have filed for arbitration of claims related to these agreements. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013. As we no longer have any interests in Colombia, we have reflected the results in discontinued operations.

Block 64 EPSA, Oman-Discontinued Operations

In 2009, we signed an EPSA with Oman for Block 64 EPSA. We had an 80 percent working interest and our partner, Oman Oil Company, had a 20 percent carried interest in Block 64 EPSA during the initial period.

The First Phase of Block 64 EPSA had a minimum work obligation of $22 million to reprocess 375 square kilometers of 3-D seismic and drill two exploration wells to penetrate and evaluate at least the potential objectives of the Haima Supergroup. In 2011, two exploratory wells were drilled, Mafraq South-1 (“MFS-1”) and Al Ghubar North-1 (“AGN-1”). Both wells were plugged and abandoned in the fourth quarter of 2011 and first quarter of 2012. Operational activities during 2012 included post-well evaluation and review of geological and geophysical data obtained from the drilling of the MFS-1 and AGN-1 wells.

On March 12, 2013, we elected to not request an extension of the first phase or enter the second phase of Block 64 EPSA, and Block 64 was relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was considered to be impaired and a related impairment expense was recorded at December 31, 2012. During the first half of 2013, we terminated operations and closed the field office. Our activities in Oman have been reflected as discontinued operations in our financial statements.

Production, Prices and Lifting Cost Summary

In the following table we have set forth, by country, our net production, average sales prices and average operating expenses for the years ended December 31, 2013, 2012 and 2011. The presentation for Venezuela is presented at our net ownership interest in Petrodelta which was 32 percent through December 15, 2013 and 20.4 percent thereafter. The United States is presented at our ownership interest.

	Year Ended December 31,
	2013	2012	2011
Venezuela
Crude Oil Production (MBbls) (b)	3,052	2,810	2,430
Natural Gas Production (MMcf) (a)(c)	547	463	483
Average Crude Oil Sales Price ($ per Bbl)	$91.22	$95.91	$98.52
Average Natural Gas Sales Price ($ per Mcf)	$1.54	$1.54	$1.54
Average Operating Expenses ($ per BOE) (d)	$12.08	$10.22	$8.99
United States-Discontinued Operations (e)
Monument Butte (e)
Net Crude Oil Production (MBbls)	0	0	21
Natural Gas Production (MMcf)	0	0	324
Average Crude Oil Sales Price ($ per Bbl)	$0	$0	$77.91
Average Natural Gas Sales Price ($ per Mcf)	$0	$0	$3.733
Average Operating Expenses ($ per BOE)	$0	$0	$10.34
Lower Green River/Upper Wasatch (e)
Net Crude Oil Production (MBbls)	0	0	40
Natural Gas Production (MMcf)	0	0	13
Average Crude Oil Sales Price ($ per Bbl)	$0	$0	$89.60
Average Natural Gas Sales Price ($ per Mcf)	$0	$0	$4.62
Average Operating Expenses ($ per BOE)	$0	$0	$56.86

(a)	Royalty-in-kind paid on gas used as fuel by Petrodelta net to our ownership interest (32% through December 15, 2013 and 20.4% thereafter) was 6,412 MMcf for 2013 (4,256 MMcf for2012, 3,226 MMcf for 2011).
(b)	Crude oil sales net to our ownership interest (32% through December 15, 2013 and 20.4% thereafter) after deduction of royalty. Crude oil sales for Petrodelta at 100 percent were 14,538 MBbls for 2013 (13,172 MBbls for 2012, 11,390 MBbls for 2011).
(c)	Natural gas sales net to our ownership interest (32% through December 15, 2013 and 20.4% thereafter) after deduction of royalty. Natural gas sales for Petrodelta at 100 percent were 2,593 MMcf for 2013 (2,171 MMcf for 2012, 2,266 MMcf for 2011).
(d)	Petrodelta is not subject to ad valorem or severance taxes. Average operating expenses per BOE net of royalties and workovers were $15.76 for 2013 ($13.41 per BOE for 2012, $9.84 per BOE for 2011). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Years Ended December 31, 2013 and 2012, Equity in Earnings from Equity Affiliates.
(e)	Property was sold effective March 1, 2011 and is reported as discontinued operations.

Drilling and Undeveloped Acreage

For acquisitions of leases, development and exploratory drilling, we spent approximately (excluding our share of capital expenditures incurred by equity affiliates) $43.9 million in 2013 ($23.6 million in 2012, $106.1 million in 2011). These numbers do not include any costs for the development of proved undeveloped reserves in 2013, 2012 or 2011.

We have participated in the drilling of wells as follows:

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled Productive:
Venezuela (Petrodelta)
Development	13	2.7	12	3.8	15	4.8
Appraisal	0	0	0	0	1	0.3
Gabon
Exploration	1	0.7	0	0	1	0.7
United States-Discontinued Operations
Development	0	0	0	0	1	0.7
Exploration	0	0	0	0	2	0.7
Wells Drilled Dry:
Indonesia
Exploration	0	0	0	0	2	1.3
Oman-Discontinued Operations
Exploration	0	0	1	0.8	1	0.8
Producing Wells (1):
Venezuela (Petrodelta)
Crude Oil	173	35	152	48.6	143	45.8
United States-Discontinued Operations
Crude Oil	0	0	0	0	0	0

(1)	The information related to producing wells reflects wells we drilled, wells we participated in drilling and producing wells we acquired.

	Year Ended December 31,
	2013	2012	2011
Average Depth of Wells (Feet) Drilled
Venezuela (Petrodelta)
Crude Oil	7,979	7,905	7,298
Gabon
Crude Oil	11,260	0	11,355
Indonesia
Crude Oil	0	0	9,874
Oman-Discontinued Operations
Natural Gas	0	10,482	10,348
United States-Discontinued Operations
Crude Oil	0	0	10,021
Natural Gas	0	0	0

In Gabon, following the success in both the pre-salt Gamba and Dentale reservoirs in the two Harvest exploration wells, a new seismic survey commenced in October and we expect the first high quality seismic products expected to be available during the second quarter of 2014. The new 3D seismic data was extended to be acquired over the two Harvest discoveries and should also enhance the placement of future development wells in the Ruche and Tortue development program. We continue to evaluate our prospects, but we have not drilled any additional wells.

All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not directly operate any drilling equipment.

Acreage

The following table summarizes the developed and undeveloped acreage that we own, lease or hold under concession as of December 31, 2013:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Venezuela – Petrodelta	27,460	5,602	220,653	45,013
China	0	0	7,470,080	7,470,080
Gabon	0	0	685,470	456,982
Indonesia (1)	0	0	611,956	437,548

Total	27,460	5,602	8,988,159	8,409,623

(1)	In January 2014, additional acreage was relinquished back to the Government of Indonesia under the terms of the PSC reducing our gross undeveloped acreage to 339,423 or 242,687 net acres.

Regulation

General

Our operations and our ability to finance and fund our growth strategy are affected by political developments and laws and regulations in the areas in which we operate. In particular, oil and natural gas production operations and economics are affected by:

•	change in governments;

•	civil unrest;

•	price and currency controls;

•	limitations on oil and natural gas production;

•	tax, environmental, safety and other laws relating to the petroleum industry;

•	changes in laws relating to the petroleum industry;

•	changes in administrative regulations and the interpretation and application of administrative rules and regulations; and

•	changes in contract interpretation and policies of contract adherence.

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

Environmental Regulations

Our operations are subject to various federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The cost of compliance could be significant. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial and damage payment obligations, or the issuance of injunctive relief (including orders to cease operations). Environmental laws and regulations are complex and have tended to become more stringent over time. We also are subject to various environmental permit requirements. Some environmental laws and regulations may impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or conduct or conditions caused by prior operators or third parties. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and financial results could be adversely affected.

Competition

We encounter substantial competition from major, national and independent oil and natural gas companies in acquiring properties and leases for the exploration and development of crude oil and natural gas. The principal competitive factors in the acquisition of oil and natural gas properties include staff and data necessary to identify, investigate and purchase properties, the financial resources necessary to acquire and develop properties, and access to local partners and governmental entities. Many of our competitors have influence, financial resources, staffs, data resources and facilities substantially greater than ours.

Employees

At December 31, 2013, full-time employees in our various offices were: Houston – 17; Caracas – 12; London – 3; Singapore – 2; and Jakarta –12. We augment our employees from time to time with independent consultants, as required.

Item 1A.	Risk Factors

In addition to other information set forth elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered when evaluating us.

Risks Related to Our Business

Our cash position and limited ability to access additional capital may limit our growth opportunities. We have no recurring cash flows, and our available cash may not be sufficient to meet capital and operational commitments for the next twelve months. Our future cash position depends primarily upon the successful completion of the second closing sale, but is also impacted by farm-out, or possible sale or otherwise monetization of assets as necessary to maintain the liquidity required to run our operations and capital spending requirements. There is no assurance that the second closing sale will be completed, and under certain circumstances we may be required to repurchase the First Closing Shares at the greater of $125 million or fair value. These factors could have a material adverse effect on our financial condition and liquidity and may limit our ability to grow through the acquisition or exploration of additional oil and gas properties and projects.

Our business may be sensitive to market prices for oil and gas. We have made significant investments in our oil and gas properties. As we seek to sell the assets in our portfolio, to the extent market values of oil and gas decline, the valuation of the investments in these projects may be adversely affected.

Global market and economic conditions, including those related to the credit markets, could have a material adverse effect on our business, financial condition and results of operations. A general slowdown in economic activity could adversely affect our business by impacting our ability to access additional capital as well as the need to preserve adequate development capital in the interim.

We may not be able to meet certain contractual funding requirements. We have added a significant global exploration component to diversify our overall portfolio. In many locations, we may be required to post performance bonds in support of a work program or the work program may include minimum funding requirements to keep the contract. We may not have the funds available to meet the minimum funding requirements when they come due and be required to forfeit the contracts.

Our portfolio of hydrocarbon assets in known hydrocarbon basins globally are exposed to greater deal execution, operating, financial, legal and political risks. The environments in which we operate are often difficult and the ability to operate successfully will depend on a number of factors, including our ability to control the pace of development, our ability to apply “best practices” in drilling and development, and the fostering of productive and transparent relationships with local partners, the local community and governmental authorities. Financial risks include our ability to control costs and attract financing for our projects. In addition, often the legal systems of these countries are not mature and their reliability is uncertain. This may affect our ability to enforce contracts and achieve certainty in our rights to develop and operate oil and natural gas projects, as well as our ability to obtain adequate compensation for any resulting losses. Our business depends on our ability to have significant influence over operations and financial control.

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

An increase in oil prices could result in increased tax liability in Venezuela affecting Petrodelta’s operations and profitability, which in turn could affect our dividends and profitability. Prices for oil fluctuate widely. In April 2011, the Venezuelan government published the amended Windfall Profits Tax which establishes a special contribution for extraordinary prices to the Venezuelan government of 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $55 per barrel for 2013) and $80 per barrel. The amended Windfall Profits Tax also establishes a special contribution for exorbitant prices to the Venezuelan government of (1) 80 percent when the average price of the Venezuelan Export Basket (“VEB”) exceeds $80 per barrel but is less than $100 per barrel; (2) 90 percent when the average price of the VEB exceeds $100 per barrel but is less that $110 per barrel; and (3) 95 percent when the average price of the VEB exceeds $110 per barrel. Any increase in the taxes payable by Petrodelta, including the Windfall Profits Tax, as a result of increased oil prices will reduce cash available for dividends to us and our partner, CVP.

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

Risks Related to Our Industry

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

Risks Related to the Sale of Our Venezuelan Interests

There is no assurance that the sale of our remaining Venezuelan interests under the Share Purchase Agreement will be completed, and our inability to consummate the proposed sale could harm the market price of our common stock and our business, results of operations and financial condition. If our stockholders fail to authorize the proposed sale of our remaining Venezuelan interests, or if the proposed sale is not completed for any other reason, the market price of our common stock may decline. In addition, failure to complete the proposed sale will result in a reduction in the amount of cash otherwise available to us and, given that we do not currently have any operating cash flow, may substantially limit our ability to implement our business strategy.

We cannot assure you that the proposed sale of our remaining Venezuelan interests will be consummated. The consummation of the proposed sale is subject to the satisfaction or waiver of a number of conditions, including, among others, the requirement that we obtain stockholder approval of the proposed sale, the requirement that we obtain approval of the proposed sale from the Government of Venezuela, requirements with respect to the accuracy of the representations and warranties of the parties to the Share Purchase Agreement and requirements with respect to the satisfaction or waiver of the covenants and obligations of the parties to the Share Purchase Agreement. In addition, the Share Purchase Agreement may be terminated in certain circumstances under the terms of the Share Purchase Agreement.

We cannot guarantee that the parties to the Share Purchase Agreement will be able to meet all of the second closing conditions. If we are unable to meet all of the second closing conditions, Petroandina would not be obligated to close the proposed sale of our remaining Venezuelan interests. We also cannot be sure that circumstances, such as a material adverse effect, will not arise that would also allow Petroandina to terminate the Share Purchase Agreement before the second closing. If the proposed sale is not approved by our stockholders or does not close for another reason, our Board of Directors will be forced to evaluate other alternatives, which may be less favorable to us than the current proposed sale.

If the Share Purchase Agreement is terminated:

•	because our stockholders fail to approve the proposed sale of our remaining Venezuelan interests, we would be required to pay Petroandina a fee of $3.0 million, and Petroandina would have the right to sell back to HNR Energia the 29 percent interest in Harvest Holding acquired in December 2013 at a price equal to the greater of $125 million and the fair market value of the 29 percent interest;

•	because our Board of Directors changes or withdraws its recommendation that our stockholders vote to approve the proposed sale of our remaining Venezuelan interests or as a result of our or HNR Energia’s intentional breach of our respective obligations with respect to acquisition proposals, we would be required to pay Petroandina a breakup fee of $9.6 million, and Petroandina would have the right to sell back to HNR Energia its 29 percent interest in Harvest Holding at a price equal to the greater of $125 million and the fair market value of the 29 percent interest;

•	as a result of our breach of any representations or warranties on the date of the Share Purchase Agreement that would give rise to the failure of a closing condition, or our breach of covenants, Petroandina would have the right to sell back to HNR Energia its 29 percent interest in Harvest Holding at an exercise price equal to $125 million payable within five business days of the exercise of the option (unless our breach was intentional, in which case we must also pay the positive difference between the fair market value of the 29 percent interest and $125 million within five business days of the determination of fair market value);

•	as a result of (i) the second closing not occurring prior to the termination date, (ii) our stockholders having not approved the proposed sale or (iii) our breach of representations, warranties or covenants that gives rise to the failure of a closing condition, then we will also be required to pay Petroandina a breakup fee of $9.6 million if, in certain circumstances, within 12 months of such termination we execute a definitive agreement with respect to, or our Board recommends, an alternative acquisition proposal and we subsequently consummate such an alternative transaction; or

•	because our Board of Directors determines to accept a superior proposal (as defined in the Share Purchase Agreement), we would be obligated to pay Petroandina a breakup fee of $9.6 million, and Petroandina would have the right to sell back to HNR Energia its 29 percent interest in Harvest Holding for a purchase price described under the put and call provisions in the Share Purchase Agreement.

In any case where we would be required to repurchase the Petroandina’s 29 percent interest in Harvest Holding, we would not necessarily have sufficient funds to pay for the shares that we are required to repurchase, and, given that we do not currently have any operating cash flow, we may need additional funds for the sole purpose of purchasing Petroandina’s 29 percent interest in Harvest Holding which would require us to raise additional capital through equity or debt sales.

In addition, if the proposed sale of our remaining Venezuelan interests is not consummated, our directors, executive officers and other employees will have expended extensive time and effort during the pendency of the sale and we will have incurred significant transaction costs, in each case, without any commensurate benefit.

We are required to obtain the approval of the sale of our Venezuelan interests from the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela. There can be no assurances that we will be able to obtain this approval, or that we will be able to obtain this approval on terms reasonably satisfactory to us and Pluspetrol. If this approval is not obtained, then the Share Purchase Agreement may be terminated.

While the proposed sale of our remaining Venezuelan interests is pending, it creates uncertainty about our future that could have a material adverse effect on our business, financial condition and results of operations. While the proposed sale of our remaining Venezuelan interests is pending, it creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the proposed sale. In addition, while the proposed sale is pending, we are subject to a number of risks, including:

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

If the proposed sale of our remaining Venezuelan interests is not completed, there may not be any other offers from potential acquirors. If the proposed sale of our remaining Venezuelan interests is not completed, we may seek another purchaser for our interests in Venezuela. There can be no assurances that we would be able to enter into meaningful discussions or to otherwise complete any transaction with any other party who may have an interest in purchasing our Venezuelan interests on terms acceptable to us.

The Share Purchase Agreement may expose us to contingent liabilities. Under the Share Purchase Agreement, we have agreed to indemnify Petroandina for a breach or inaccuracy of any representation, warranty or covenant made by us in the Share Purchase Agreement, subject to certain limitations. Significant indemnification claims by Petroandina could have a material adverse effect on our financial condition.

There is no guarantee that you will receive any of the net cash proceeds from the proposed sale of our remaining Venezuelan interests in the form of dividends, and we could spend or invest the net cash proceeds from the proposed sale in ways in which our stockholders may not agree. The purchase price for the sale of our interests in Venezuela will be paid directly to us. After the payment of expenses related to the proposed sale (including taxes) and reservation of some of the proceeds for operating costs and contingent liabilities, any use of the remaining proceeds will be at the discretion of our Board of Directors and based on its determination of what is in the best interests of the Company and its stockholders at the time of determination. Our Board of Directors could decide that we should use all or a significant portion of the net cash proceeds from the sale for purposes other than paying dividends, including continuing the Company’s business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have regional office in Singapore and field offices in Jakarta, Indonesia and Port Gentil, Gabon to support field operations in those areas. At December 31, 2013, we had the following lease commitments for office space:

Location	Date Lease Signed	Term	Annual Expense
Houston, Texas	April 2004	10.0 years	$306,000
Houston, Texas	December 2008	5.6 years	147,000
Caracas, Venezuela	December 2013	1.0 years	92,750
Port Gentil, Gabon	December 2012	2.0 years	61,750
Singapore	October 2012	2.0 years	87,600
Jakarta, Indonesia	April 2012	2.0 years	174,900

See Item 1. Business, Operations for a description of our oil and gas properties.

Item 3.	Legal Proceedings

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States District Court, Southern District of Texas, Houston Division. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief relating to the Company’s interest in the WAB-21 area of the South China Sea. The complaint alleges that the area belongs to the people of Taiwan and seeks damages in excess of $2.9 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, the WAB-21 area. The Company has filed a motion to dismiss and intends to vigorously defend these allegations.

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

In May 2012, Newfield Production Company (“Newfield”) filed notice pursuant to the Purchase and Sale Agreement between Harvest (US) Holdings, Inc. (“Harvest US”), a wholly owned subsidiary of Harvest, and Newfield dated March 21, 2011 (the “PSA”) of a potential environmental claim involving certain wells drilled on the Antelope Project. The claim asserts that locations constructed by Harvest US were built on, within, or otherwise impact or potentially impact wetlands and other water bodies. The notice asserts that, to the extent of potential penalties or other obligations that might result from potential violations, Harvest US must indemnify Newfield pursuant to the PSA. In June 2012, we provided Newfield with notice pursuant to the PSA (1) denying that Newfield has any right to indemnification from us, (2) alleging that any potential environmental claim related to Newfield’s notice would be an assumed liability under the PSA and (3) asserting that Newfield indemnify us pursuant to the PSA. We dispute Newfield’s claims and plan to vigorously defend against them.

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

Robert C. Bonnet and Bobby Bonnet Land Services vs. Harvest (US) Holdings, Inc., Branta Exploration & Production, LLC, Ute Energy LLC, Cameron Cuch, Paula Black, Johnna Blackhair, and Elton Blackhair in the United States District Court for the District of Utah. This suit was served in April 2010 on Harvest and Elton Blackhair, a Harvest employee, alleging that the defendants, among other things, intentionally interfered with plaintiffs’ employment agreement with the Ute Indian Tribe – Energy & Minerals Department and intentionally interfered with plaintiffs’ prospective economic relationships. Plaintiffs seek actual damages, punitive damages, costs and attorney’s fees. We dispute plaintiffs’ claims and plan to vigorously defend against them. On October 29, 2013, we learned that the court administratively closed the case. The case was recently reopened as a result of the Circuit Court of Appeals’ ruling against Plaintiffs’ discovery request. We dispute Plaintiffs’ claims and plan to vigorously defend against them.

Uracoa Municipality Tax Assessments. Harvest Vinccler S.C.A., a subsidiary of Harvest Holding (“Harvest Vinccler”), has received nine assessments from a tax inspector for the Uracoa municipality in which part of the Uracoa, Tucupita and Bombal fields are located as follows:

•	Three claims were filed in July 2004 and allege a failure to withhold for technical service payments and a failure to pay taxes on the capital fee reimbursement and related interest paid by PDVSA under the Operating Service Agreement (“OSA”). Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss one of the claims and has protested with the municipality the remaining claims.

•	Two claims were filed in July 2006 alleging the failure to pay taxes at a new rate set by the municipality. Harvest Vinccler has filed a protest with the Tax Court in Barcelona, Venezuela, on these claims.

•	Two claims were filed in August 2006 alleging a failure to pay taxes on estimated revenues for the second quarter of 2006 and a withholding error with respect to certain vendor payments. Harvest Holding has filed a protest with the Tax Court in Barcelona, Venezuela, on one claim and filed a protest with the municipality on the other claim.

•	Two claims were filed in March 2007 alleging a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a protest with the municipality on these claims.

Harvest Vinccler disputes the Uracoa tax assessments and believes it has a substantial basis for its positions based on the interpretation of the tax code by SENIAT (the Venezuelan income tax authority), as it applies to operating service agreements, Harvest Holding has filed claims in the Tax Court in Caracas against the Uracoa Municipality for the refund of all municipal taxes paid since 1997.

Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the Uracoa, Tucupita and Bombal fields are located as follows:

•	One claim was filed in April 2005 alleging the failure to pay taxes at a new rate set by the municipality. Harvest Vinccler has filed a protest with the Mayor’s Office and a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss the claim. On April 10, 2008, the Tax Court suspended the case pending a response from the Mayor’s Office to the protest. If the municipality’s response is to confirm the assessment, Harvest Holding will defer to the Tax Court to enjoin and dismiss the claim.

•	Two claims were filed in June 2007. One claim relates to the period 2003 through 2006 and seeks to impose a tax on interest paid by PDVSA under the OSA. The second claim alleges a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss both claims.

•	Two claims were filed in July 2007 seeking to impose penalties on tax assessments filed and settled in 2004. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss both claims.

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

On May 4, 2012, Harvest Vinccler learned that the Political Administrative Chamber of the Supreme Court of Justice issued a decision dismissing one of Harvest Vinccler’s claims against the Libertador Municipality. Harvest Vinccler continues to believe that it has sufficient arguments to maintain its position in accordance with the Venezuelan Constitution. Harvest Vinccler plans to present a request of Constitutional Revision to the Constitutional Chamber of the Supreme Court of Justice once it is notified officially of the decision. Harvest Vinccler has not received official notification of the decision. Harvest Vinccler is unable to predict the effect of this decision on the remaining outstanding municipality claims and assessments.

On February 21, 2014, Tecnica Vial and Flamingo, our partners in Colombia on Blocks VSM14 and VSM15, respectively, filed for arbitration of claims related to the farmout agreements for each block. We had received notices of default from our partners for failing to comply with certain terms of the farmout agreements, followed by notices of termination on November 27, 2013. We determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013 which includes an accrual of $2 million related to this matter. We intend to vigorously defend the arbitration.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation that will have a material adverse effect on our financial condition, results of operations and cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Policy

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HNR”. As of December 31, 2013, there were 42,114,346 shares of common stock outstanding, with approximately 424 stockholders of record. The following table sets forth the high and low sales prices for our Common Stock reported by the NYSE.

Year	Quarter	High	Low
2012	First quarter	8.27	6.14
	Second quarter	9.12	4.88
	Third quarter	9.85	7.72
	Fourth quarter	9.50	8.38

2013	First quarter	10.25	3.38
	Second quarter	3.72	2.80
	Third quarter	5.25	3.44
	Fourth quarter	5.88	2.83

On March 7, 2014, the last sales price for the common stock as reported by the NYSE was $4.18 per share.

Historically, our policy has been to retain earnings to support the growth of our business, and accordingly, our Board of Directors has never declared a cash dividend on our common stock. However, should the sale of our remaining interests in Venezuela be completed, a substantial portion of our assets would be cash proceeds from such sale, and our Board of Directors would evaluate alternative uses of the cash proceeds, including a possible distribution to the Company’s stockholders. See Part 1. Item 1. Business, Business Strategy for further discussion.

Stock Performance Graph

The graph below shows the cumulative total stockholder return over the five-year period ending December 31, 2013, assuming an investment of $100 on December 31, 2008 in each of Harvest’s common stock, the Dow Jones U.S. Exploration & Production Index and the S&P Composite 500 Stock Index.

This graph assumes that the value of the investment in Harvest stock and each index was $100 at December 31, 2008 and that all dividends were reinvested.

PLOT POINTS

(December 31 of each year)

	2008	2009	2010	2011	2012	2013
Harvest Natural Resources, Inc.	$100	$123	$283	$172	$211	$105
Dow Jones US E&P Index	$100	$141	$169	$164	$172	$226
S&P 500 Index	$100	$126	$146	$149	$172	$228

Total Return Data provided by S&P’s Institutional Market Services, Dow Jones & Company, Inc. is composed of companies that are classified as domestic oil companies under Standard Industrial Classification codes (1300-1399, 2900-2949, 5170-5179 and 5980-5989). The Dow Jones US Exploration & Production Index is accessible at http://www.djindexes.com/mdsidx/index.cfm?event=showTotalMarket.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected consolidated financial data for each of the years in the five-year period ended December 31, 2013.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations:
Operating loss	$(45,436)	$(38,826)	$(77,155)	$(32,774)	$(29,705)
Earnings from Equity Affiliates	72,578	67,769	73,451	66,291	35,253
Income (loss) from continuing operations (1)	(83,946)	2,199	(30,285)	12,615	(2,384)
Net income (loss) attributable to Harvest	(89,096)	(12,211)	55,960	14,375	(3,568)
Income (loss) from continuing operations attributable to Harvest per common share:
Basic (1)	$(2.12)	$0.06	$(0.89)	$0.38	$(0.07)

Diluted (1)	$(2.12)	$0.06	$(0.89)	$0.34	$(0.07)

Weighted average common shares outstanding
Basic	39,579	37,424	34,117	33,541	33,084
Diluted	39,579	37,591	34,117	36,767	33,084

(1)	Reduced for net income attributable to noncontrolling interests.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Total assets	$734,880	$596,837	$507,203	$484,622	$345,214
Long-term debt, net of current maturities	0	74,839	31,535	78,291	0
Total Harvest’s Stockholders’ equity (1)	302,630	379,337	355,691	291,727	271,603

(1)	No cash dividends were declared or paid during the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

We had a net loss attributable to Harvest of $(89.1) million, or $(2.25) per diluted share, for the year ended December 31, 2013 compared to a net loss attributable to Harvest of $(12.2) million, or $(0.33) per diluted share, for the year ended December 31, 2012. Net loss attributable to Harvest for the year ended December 31, 2013 includes $15.2 million of exploration expense, $0.6 million of impairment expense, $3.5 million of unrealized gain on warrant derivatives, $23.0 million of loss on sale of interest in affiliate, $73.1 of income tax expense (including $89.9 million of accrued income tax expense related to previously unrecognized income tax on undistributed earnings for foreign subsidiaries), net equity income from Petrodelta’s operations of $72.6 million and a loss from discontinued operations of $(5.2) million. Net loss attributable to Harvest for the year ended December 31, 2012 includes $8.8 million of exploration expense, $2.9 million of impairment expense, $0.7 million of dry hole costs, net equity income from Petrodelta’s operations of $67.8 million and a loss from discontinued operations of $(14.4) million.

Petrodelta

See Item 1. Business, Share Purchase Agreement and Operations, Petrodelta.

Petrodelta’s shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Petrodelta’s 2013 approved capital budget was $210 million and included a drilling program to use five drilling rigs for both development and appraisal wells to maintain production capacity. Actual capital expenditures were $269.2 million in 2013 or 28 percent over the approved budget due to cost overruns and inefficiencies.

Petrodelta began 2013 with three drilling rigs and two workover rigs and projects in progress to enhance the infrastructure in the El Salto and Temblador fields and to construct a pipeline between the Isleño field and the main production facility at Uracoa. Currently, Petrodelta is operating six drilling rigs and one workover rig and is continuing the construction on the infrastructure enhancements in the El Salto and Temblador fields. Construction of the pipeline between the Isleño field and the main production facility at Uracoa was completed in March 2013.

During the year ended December 31, 2013, Petrodelta drilled and completed 13 development wells compared to 12 development wells in the year ended December 31, 2012. Petrodelta delivered approximately 14.5 MBls of oil and 2.6 Bcf of natural gas, averaging 41,014 BOE per day during the year ended December 31, 2013 compared to deliveries of 13.2 MBls of oil and 2.2 Bcf of natural gas, averaging 36,979 BOE per day during the year ended December 31, 2012.

Petrodelta’s Proved reserves, net to our 20.4 percent interest, are 20.7 MMBOE at December 31, 2013. Petrodelta’s Probable reserves, net to our 20.4 percent interest, are 41.5 MMBOE at December 31, 2013. Petrodelta’s Possible reserves, net to our 20.4 percent interest, are 62.9 MMBOE. Proved plus Probable reserves at 62.2 MMBOE, after accounting for the reduction in our interest from 32.0 percent to 20.4 percent, are virtually unchanged from last year. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates.

Certain operating statistics for the years ended December 31, 2013, 2012 and 2011 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent.

	December 31,
	2013	2012	2011
Thousand barrels of oil sold	14,538	13,172	11,390
Million cubic feet of gas sold	2,593	2,171	2,266
Total thousand barrels of oil equivalent	14,970	13,534	11,768
Average price per barrel	$91.22	$95.91	$98.52
Average price per thousand cubic feet	$1.54	$1.54	$1.54
Cash operating costs (thousands) (a)	$151,661	$121,023	$77,236
Capital expenditures (thousands)	$269,239	$184,202	$137,518

(a)	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Years Ended December 31, 2013 and 2012, Equity in Earnings from Equity Affiliates and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Years Ended December 31, 2012 and 2011, Equity in Earnings from Equity Affiliates

Sales Contract

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

Beginning in October 2011, MENPET determined that Petrodelta’s production flowing through the COMOR transfer point which comes from the El Salto field was a heavier type of crude, Boscan. The official pricing formula applied to Boscan by MENPET is used for the sales of Petrodelta crude oil with quality close to 10 degrees API to represent actual quality delivered. PPSA and Petrodelta are in the process of amending the contract to provide pricing under both the Merey 16 and Boscan pricing formulas. Once the Sales Contract is executed, PPSA will be invoiced for the deliveries. As of December 31, 2013, $756.7 million ($352.7 million in 2012) for El Salto remain uninvoiced to PPSA pending execution of the amendment.

Payments to Contractors

In Item 1A. Risk Factors, we disclosed that PDVSA’s failure to timely pay contractors, including Petrodelta, was having an adverse effect on Petrodelta. We have advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations and seismic interpretation, and employee salaries and related benefits for Harvest employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. We are considered a contractor to Petrodelta, and as such, we are also experiencing the slow payment of invoices. As of December 31, 2013, we had $2.9 million outstanding for unpaid advances to Petrodelta for continuing operations costs. Although payment is slow, payments continue to be received. Petrodelta and Petrodelta’s board have not indicated that the advances are not payable, nor that they will not be paid. At December 31, 2013, has reflected all of the $2.9 million of the Advances to Affiliate as a long-term receivable due to slow payment and age of the advances.

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

In the past, there has been insufficient monetary support and contractual adherence by PDVSA, it is possible that PDVSA will not provide the support required to execute Petrodelta’s proposed 2014 budget. Should PDVSA continue in insufficient monetary support and contractual adherence of Petrodelta, underinvestment in the development plan may lead to continued under-performance. The 2014 budget proposal has not been reviewed by Petrodelta’s board yet.

Windfall Profits Tax

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). In February 2013, the Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax which established new levels for contribution to the Venezuelan government. Extraordinary prices are considered to be equal to or lower than $80 per barrel, and exorbitant prices are considered to be over $80 per barrel. See Item 15. Exhibits and Financial Statement Schedules, Notes to the Consolidated Financial Statements (“Notes to Consolidated Financial Statements”), Note 6 – Investment in Equity Affiliates for further discussion of the Windfall Profits Tax rates. Windfall Profits Tax is deductible for Venezuelan income tax purposes.

The April 2011 Windfall Profits Tax included a provision wherein it considered that an exemption of the Windfall Profits Tax could be granted for the incremental production of projects and grass root developments until the specific investments are recovered. The projects deemed to qualify for the exemption have to be considered and approved on a case by case basis by MENPET. In March 2013, PDVSA requested an exemption from MENPET for the Windfall Profits Tax under the provision in the April 2011 Windfall Profits Tax law. PDVSA issued to Petrodelta its share of the exemption credit for 2012 of $55.2 million ($36.4 million net of tax) ($11.3 million net to our 20.4 percent interest, $7.4 million net of tax net to our 20.4 percent interest) based on PDVSA’s calculation and projects PDVSA deemed to qualify for the exemption. Petrodelta has not been provided with supporting documentation indicating the properties have been appropriately qualified by MENPET, the specific details for the exemption credit, such as which fields, production period or production, or the supporting calculations. Until MENPET either issues guidance on the exemption provision in the April 2011 Windfall Profits Tax law or issues payment forms including the exemption credit, or written approval from MENPET for this exemption credit is received by Petrodelta or us, we have and will continue to exclude the exemption credit from our equity earnings in Petrodelta.

Royalty Cap

Royalties are paid at 33.33 percent with the 30 percent royalty paid in-kind and the 3.33 percent royalty paid in cash. The amended Windfall Profits Tax states that royalties paid to Venezuela are capped at $80 per barrel ($70 per barrel in 2012). The law does not specify whether the cap on royalties is applicable to in-cash, in-kind, or both. Per instructions received from PDVSA, Petrodelta reports royalties, whether paid in-cash or in-kind, at $80 per barrel (royalty barrels x $80). Per our interpretation of the Windfall Profits Tax law and as required under U.S. GAAP, the $80 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. The revenues and royalties in Results of Operations, Earnings from Equity Affiliates, have been adjusted to report royalties paid in-kind at the oil price applicable for the period. While both methods of reporting result in the same amount being reported for net sales, our method results in prices per barrel of oil which are consistent with the prices expected under the Sales Contract. See Notes to Consolidated Financial Statements, Note 6 – Investment in Equity Affiliates for further discussion of the amounts reported for royalties.

Sports Law

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law resulting in an overstatement of the liability. We have adjusted for the over-accrual of the Sports Law in the years ended December 31, 2013 and 2012 Earnings from Equity Affiliate. As of December 31, 2013, the cumulative amount of this adjustment is $1.3 million ($0.3 million net to our 20.4 percent interest).

Functional Currency

Petrodelta’s functional and reporting currency is the U.S. Dollar. It has currency exchange risk from fluctuations of the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. The official prevailing currency exchange rate was increased from 4.3 Bolivars per U.S. Dollar to 6.3 Bolivars per U.S. Dollar in February 2013. Petrodelta reflected a gain of approximately $169.6 million on revaluation of its non-income tax related assets and liabilities during the year ended December 31, 2013 primarily related to the February 2013 devaluation.

As a result of legislation enacted in December 2013 and January and February of 2014, Venezuela now has a multiple exchange rate system. Most of Petrodelta’s transactions are subject to a fixed official exchange rate of 6.3. In addition, there is a variable official exchange rate system in which the exchange rate is determined through auctions (11.3 rate as of December 31, 2013). The third system is not yet available as the government has not yet specified the scope of application and mechanics. The financial information is prepared using the official fixed exchange rate (6.3 from February 2013 through December 2013). At December 31, 2013, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 1,011 million Bolivars and 6,683 million Bolivars, respectively.

Petrodelta’s results were also impacted by PDVSA changing its policy with respect to invoicing for disbursements made in Bolivars on behalf of Petrodelta to require that such invoices be denominated in U.S. dollars rather than Bolivars. This change was implemented in the fourth quarter of 2013 with retroactive application to certain transactions occurring in 2011 and thereafter. As a result of this change, Petrodelta recorded a $14.2 million foreign currency loss in the three months ended December 31, 2013.

Collective Labor Agreement

On February 11, 2014, the Collective Labor Agreement for the period from October 1, 2013 thru October 1, 2015, between the employees of the oil industry represented by the Venezuelan Unitary Federation of workers of the oil, gas, and derivatives (FUTPV) and PDVSA was signed. The Collective Labor Agreement establishes a salary raise and payroll and retirement benefits which has a significant impact on Petrodelta’s payroll cost. The most significant impact is a step increase of salary around 90%, where 59% is to be retroactive from October 1, 2013, then a 23% raise from May 1, 2014 and finally the remaining portion to be adjusted on January 1, 2015.

Dividends

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance. Petrodelta shareholder approval of the dividend was received on March 14, 2011. Petrodelta had working capital of $253.8 million as of December 31, 2013; however, due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, this dividend has not yet been received, although it is due and payable, and dividends for subsequent periods have not been declared and/or paid. Petrodelta’s board of directors declared this dividend and has neither indicated that the dividend is not payable, nor that it will not be paid. Petrodelta has consistently earned a profit from 2007 through September 30, 2013; however, dividends of profits since 2010 have not been declared. There is uncertainty with respect to the timing of the receipt of the dividend declared in November 2010 or whether future dividends will be declared and/or paid. During the term of the Share Purchase Agreement, Harvest Holding may not pay any dividends to HNR Energia, and therefore would not benefit from any dividends paid by Petrodelta during this period. Should this receivable be paid and subsequently distributed to Harvest Holding’s shareholders prior to the second closing sale to Petroandina, we would not receive any portion of the dividend.

Petrodelta’s results and operating information is more fully described in Notes to the Consolidated Financial Statements, Note 6 – Investment in Equity Affiliates.

Dussafu Project – Gabon

We have a 66.667 percent ownership interest in the Dussafu PSC through two separate acquisitions, and we are the operator. The Dussafu PSC partners and Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, is in the third exploration phase of the Dussafu PSC which has been extended to May 27, 2016.

During 2011, we drilled our first exploratory well, Dussafu Ruche Marin-1 (“DRM-1”), and two appraisal sidetracks. DRM-1 and sidetracks discovered oil of approximately 149 feet of pay within the Gamba and Middle Dentale Formations. DRM-1 and sidetracks are currently suspended pending further exploration and development activities.

During the fourth quarter of 2012, our second exploration well on the Tortue prospect to target stacked pre-salt Gamba and Dentale reservoirs commenced. DTM-1 was spud on November 19, 2012 in a water depth of 380 feet. On January 4, 2013, we announced that DTM-1 had reached a vertical depth of 11,260 feet within the Dentale Formation. Log evaluation and pressure data indicate that we have an oil discovery of approximately 42 feet of pay in a 72-foot column within the Gamba Formation and 123 feet of pay in stacked reservoirs within the Dentale Formation. The first appraisal sidetrack of DTM-1 (“DTM-1ST1”) was spud in January 12, 2013. DTM-1ST1 was drilled to a total depth of 11,385 feet in the Dentale Formation, approximately 1,800 feet from DTM-1 wellbore and found 65 feet of pay in the primary Dentale reservoir. Work on DTM-1 and DTM-1ST1 was suspended pending future appraisal and development activities.

Geoscience, reservoir engineering and economic studies have progressed and a field development plan is being prepared for a cluster field development of both the Ruche and Tortue discoveries along with existing pre-salt discoveries at Walt Whitman and Moubenga. Following the success in both the pre-salt Gamba and Dentale reservoirs in the two Harvest exploration wells a new 1,130 square kilometer 3D seismic survey commenced in October with the first high quality seismic products expected to be available during the second quarter of 2014. The new 3D seismic data was extended to be acquired over the two Harvest discoveries and should also enhance the placement of future development wells in the Ruche and Tortue development program. We continue to evaluate our prospects, but we have not drilled any additional wells.

During the year ended December 31, 2013, we had cash capital expenditures of $42.5 million for well costs ($11.7 million for well costs during the year ended December 31, 2012). The 2014 budget for the Dussafu PSC is $7.4 million. See Item 1. Business, Operations, Dussafu Marin, Offshore Gabon for further information on the Dussafu Project.

Budong-Budong Project, Indonesia

See Item 1. Business, Operations, Budong-Budong, Onshore Indonesia.

In January 2013, the Budong PSC partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2017. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the obligation of the Joint Venture to return the entire Budong PSC to the Government of Indonesia.

In December 2012, we signed a farmout agreement with the operator of the Budong PSC to acquire an additional 7.1 percent participating interest and to become operator of the Budong PSC. We assumed the role of interim operator effective January 16, 2013. Closing of this acquisition will increase our participating ownership interest in the Budong PSC to 71.5 percent with our cost sharing interest becoming 72 percent until first commercial production. The consideration for this transaction is that we will fund 100 percent of the costs of the first exploration well of the four-year extension to the Budong PSC. If we do not drill an exploration well before October 2014, our partner has the right to give us notice that the consideration for the additional 7.1 percent participating interest must be paid in cash for $3.2 million.

Operational activities during the year ended December 31, 2013 included continued work on an exploration program targeting the Pliocene and Miocene targets encountered in the two exploratory wells drilled in 2011. Land access and acquisition; environmental studies; construction and upgrades to access roads, bridges, and well site; permitting; and tender prequalification and procurement are on-going.

We are actively discussing the sale of our interests in Budong, and based on indications of interest received in December 2013, we determined that is it was appropriate to recognize and impairment expense of $0.6 million and a charge included in general and administrative expenses related to a valuation allowance on VAT we do not expect to recover of $2.8 million.

During the year ended December 31, 2013, we had cash capital expenditures of $0.2 million ($5.8 million during the year ended December 31, 2012) for deepening and plugging and abandonment costs. The 2014 budget for the Budong PSC is $1.0 million.

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

Operational activities during 2013 include costs related to maintenance of the license. The 2014 budget for WAB 21 is minimal, consisting of costs required to maintain the license. See Item 1. Business, Operations, WAB-21, South China Sea for further information on the WAB-21 Project.

Colombia – Discontinued Operations

In February 2013, we signed farmout agreements on Block VSM14 and Block VSM15 in Colombia. Under the terms of the farm-out agreements, we had a 75 percent beneficial working interest and our partners had a 25 percent carried interest for the minimum exploratory work commitments on each block. We requested the legal assignment of the interest by the Agencia Nacional de Hidrocarburos (“ANH”), Colombia’s oil and gas regulatory authority, and approval of us as operator.

For both blocks, phase one of the contract began on December 15, 2012 and expires on December 15, 2015. We have received notices of default from our partners for failing to comply with certain terms of the farmout agreements for Block VSM 14 and Block VSM 15, followed by notices of termination on November 27, 2013. As discussed further in “Item 3. Legal Proceedings”, our partners have filed for arbitration of claims related to these agreements. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013. As we no longer have any interests in Colombia, we have reflected the results in discontinued operations. During the year ended December 31, 2013 we had capital expenditures of $1.2 million for leasehold acquisition costs. See Item 1. Business, Operations, Colombia for further information on this project.

Block 64 EPSA Project – Oman – Discontinued Operations

On March 12, 2013, we elected to not request an extension of the First Phase or enter the Second Phase of Block 64 EPSA. The carrying value of Block 64 EPSA of $6.4 million was considered to be impaired and a related impairment expense was recorded during the year ended December 31, 2012. During the first half of 2013, Block 64 was relinquished effective May 23, 2013 and we terminated our operations and closed the field office. Our activities in Oman have been reflected as discontinued operations in our financial statements. See Item 1. Business, Operations, Block 64 EPSA, Oman for further information on the Block 64 EPSA Project.

Business Strategy

In Item 1. Business and Item 1A. Risk Factors, we discuss the situation in Venezuela and how the actions of the Venezuelan government have and continue to adversely affect our operations. The expectation that dividends from Petrodelta will be minimal over the next few years has restricted our available cash and had a significant adverse effect on our ability to obtain financing to acquire and develop growth opportunities elsewhere. Upon consideration of these and other factors, on December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. The second closing, for the sale of a 51 percent equity interest in Harvest Holding for a cash purchase price of $275 million, will be subject to, among other things, approval by the holders of a majority of our common stock and approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns the other 60 percent interest in Petrodelta). See Item 1. Business, Share Purchase Agreement.

We are currently marketing our non-Venezuelan assets and talking to potential buyers, and we intend to continue our consideration of a possible sale for some or all of our non-Venezuelan assets if we are able to negotiate a sale or sales in transactions that our Board of Directors believes are in the best interests of the Company and its stockholders. In the meantime, we intend to operate our business in the ordinary course and may ultimately decide to keep our non-Venezuelan assets and acquire additional assets. See Item 1. Business,Business Strategy for further discussion on how we plan to operate the business in the near term.

Results of Operations

The following discussion on results of operations for each of the years in the three-year period ended December 31, 2013 should be read in conjunction with our consolidated financial statements and related notes thereto.

Years Ended December 31, 2013 and 2012

We reported a net loss attributable to Harvest of $(89.1) million, or $(2.25) diluted earnings per share, for the year ended December 31, 2013, compared with a net loss attributable to Harvest of $(12.2) million, or $(0.33) diluted earnings per share, for the year ended December 31, 2012.

Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Year Ended December 31,		Increase (Decrease)
	2013	2012
Depreciation and amortization	$341	$391	$(50)
Exploration expense	15,155	8,838	6,317
Impairment expense	575	2,900	(2,325)
Dry hole costs	0	685	(685)
General and administrative	29,365	26,012	3,353
Investment earnings and other	(280)	(348)	68
Loss on sale of interest in Harvest Holding	22,994	0	22,994
Unrealized (gain) loss on derivatives	(3,517)	600	(4,117)
Interest expense	4,495	1,590	2,905
Debt conversion expense	0	3,645	(3,645)
Loss on extinguishment of debt	0	5,425	(5,425)
Foreign currency transaction losses	820	113	707
Other non-operating expenses	1,849	2,905	(1,056)
Income tax expense (benefit)	73,087	(609)	73,696

Our accounting method for oil and gas properties is the successful efforts method. During the year ended December 31, 2013, we incurred $13.7 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations and $1.5 million related to other general business development activities. During the year ended December 31, 2012, we incurred $4.5 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations, $2.5 million related to other general business development activities, and $1.8 million related to lease maintenance.

During the year ended December 31, 2013, we impaired $0.6 million related to our Budong project in Indonesia. During the year ended December 31, 2012, we impaired $2.9 million related to the carrying value of WAB-21.

During the year ended December 31, 2013, we did not record any dry hole costs. During the year ended December 31, 2012, we expensed to dry hole costs $0.7 million related to the drilling of the KD-1 well on the Budong PSC.

The increase in general and administrative costs in the year ended December 31, 2013 from the year ended December 31, 2012, was primarily due to higher professional fees and contract services ($1.2 million), general operations and overhead $2.5 million and restructuring costs ($3.0 million), offset by lower employee related costs ($3.3 million).

The unrealized gain on derivatives in the year ended December 31, 2013 as compared to an unrealized loss for the year ended December 31, 2012 was due to a reduction in the estimated fair value for our warrant derivative liability. As discussed further in Notes to Consolidated Financial Statements, Note 8 – Warrant Derivative Liabilities, the decrease in value reflects the impact of the increased likelihood of an event which would trigger certain early settlement provisions.

The increase in interest expense in the year ended December 31, 2013 from the year ended December 31, 2012 was due to higher average principal balance outstanding during the period ($79.8 million during 2013 and $24.6 million during 2012) and higher interest rate on the debt outstanding during the year ended December 31, 2013 (11 percent) than the year ended December 31, 2012 (8.25 percent through mid-October 2012 and 11 percent thereafter) offset by interest capitalized to oil and gas properties in the year ended December 31, 2013 of $8.3 million (year ended December 31, 2012: $3.0 million).

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

The $0.8 million loss on exchange rates for the year ended December 31, 2013 was primarily related to revaluation of the VAT receivable as compared to the nominal loss on exchange rates of $0.1 million for the year ended December 31, 2012.

The decrease in other non-operating expense in the year ended December 31, 2013 from the year ended December 31, 2012 was due to higher costs incurred in 2012 related to our strategic alternative process and evaluation.

We had income tax expense in the year ended December 31, 2013 of $73.1 million as compared to an income tax benefit of $(0.6) million in the year ended December 31, 2012. The income tax expense in 2013 included $89.9 million of accrued income tax related to previously unrecognized income tax on undistributed earnings for foreign subsidiaries (which were considered permanently invested in previous periods), $2.1 million of expense related to the sale of the interest in Harvest Holding offset by the benefit of $(8.8) million from the reversal of valuation allowances, the benefit from current year losses and a benefit of $(2.2) million from the favorable resolution of certain tax contingencies. The income tax benefit in the year ended December 31, 2012 is attributable to the benefit from net operating losses.

Earnings from Equity Affiliates

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)	Increase (Decrease)
	2013	2012
	(dollars in thousands, except prices)
Revenues:
Crude oil	$1,326,093	$1,263,264	$62,829	5%
Natural gas	4,000	3,350	650	19%

Total revenues	$1,330,093	$1,266,614	$63,479	5%

Price and Volume Variances:
Crude oil price variance (per Bbl)	$91.22	$95.91	$(4.69)	(5)%	$(61,773)
Volume Variances:
Crude oil volumes (MBbls)	14,538	13,172	1,366	10%	124,601
Natural gas volumes (MMcf)	2,593	2,171	422	19%	651

Total variance					$63,479

Revenues were higher in the year ended December 31, 2013 compared to the year ended December 31, 2012 due to increases in sales volumes resulting from running a six drilling rig program offset by lower world crude oil prices.

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income from Petrodelta to Earnings from Equity Affiliate:

	Year Ended December 31,		Increase (Decrease)
	2013	2012
	(in thousands)
Royalties	$440,963	$423,069	$17,894
Operating expenses	151,661	121,023	30,638
Workovers	29,168	17,302	11,866
Depletion, depreciation and amortization	87,203	86,004	1,199
General and administrative	26,345	31,753	(5,408)
Windfall profits tax	234,453	291,355	(56,902)
Foreign currency transaction (gain)	(169,582)	0	(169,582)
Interest expense	21,728	7,017	14,711
Income tax expense (inclusive of U.S. GAAP adjustment)	298,475	124,142	174,333
Adjustment stated at our 40% equity interest related to amortization of excess basis	3,684	2,143	1,541

For the year ended December 31, 2013 compared to the year ended December 31, 2012, royalties, which is a function of revenue, increased due to the increase in revenues discussed above (net increase in revenue of $63.5 million at 30 percent royalty). The increase in operating expense is due to increased oil production as well as operating inefficiencies. Workover expense is higher for the year ended December 31, 2013 than the year ended December 31, 2012 due to running between one and two workovers rigs in 2013 versus one workover rig in 2012. Windfall Profits Tax, which is a function of volume and price received per barrel as well as pricing levels set for determining Windfall Profits Tax, decreased due to an increase in the pricing levels under the Windfall Profits Tax Law (See Operations – Petrodelta, S.A. above. The foreign currency transaction gain is due to the Bolivar devaluation in February 2013 from 4.30 Bolivars/U.S. Dollar to 6.30 Bolivars/U.S. Dollar and Petrodelta having more Bolivar denominated liabilities than Bolivar denominated assets. Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported earnings from unconsolidated equity affiliate) for the year ended December 31, 2013 was higher than the effective tax rate for the year ended December 31, 2012 primarily because the foreign currency transaction gain is not included in taxable income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests is attributable to Vinccler’s 20 percent equity interest in Harvest Holding. Beginning December 16, 2013 it is also attributable to Petroandina’s 29 percent equity interest in Harvest Holding. Earnings for Harvest Holding are primarily attributable to Petrodelta, and the decrease in net income attributable to noncontrolling interests from $13.4 million for the year ended December 31, 2012 to $11.6 million for the year ended December 31, 2013 is primarily a result of lower earnings from Petrodelta during the period in which the noncontrolling interest increased from 20 percent to 49 percent.

Discontinued Operations

As a result of the decision to not request an extension of the First Phase or enter the Second Phase of the Exploration and Production Sharing Agreement (“EPSA”) A1 Ghubar / Qarn Alam license (“Block 64 EPSA”), Block 64 was relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was written off to impairment expense at December 31, 2012. Operations in Oman were terminated, and the field office was closed May 31, 2013. We have no continuing involvement in Oman. The loss from discontinued operations for Oman of $(0.7) million for the year ended December 31, 2013 included $0.5 million of general and administrative expenses. The loss from discontinued operations for Oman of $(12.7) million for the year ended December 31, 2012 included $6.4 million related impairment expense, $4.9 million related to dry hole costs and $1.1 million of general and administrative expenses.

We have received notices of default from our partners for failing to comply with certain terms of the farmout agreements for Block VSM 14 and Block VSM 15 in Colombia, followed by notices of termination on November 27, 2013. As discussed further in “Item 3. Legal Proceedings”, our partners have filed for arbitration of claims related to these agreements. We have accrued $2.0 million as of December 31, 2013 related to obligations under the farmout agreements. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013. As we no longer have any interests in Colombia, we have reflected the results in discontinued operations.

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

Oman operations and the Antelope Project have been classified as discontinued operations. There were no revenues applicable to discontinued operations during the years ended December 31, 2013 and 2012. Income (loss) from discontinued operations was:

	December 31,
	2013	2012
	(in thousands)
Income (loss) from discontinued operations:
Oman operations	$(674)	$(12,711)
Colombia operations	(4,476)	0
Antelope Project	0	(1,699)

	$(5,150)	$(14,410)

Years Ended December 31, 2012 and 2011

We reported a net loss attributable to Harvest of $(12.2) million, or $(0.33) diluted earnings per share, for the year ended December 31, 2012, compared with net income attributable to Harvest of $56.0 million, or $1.64 diluted earnings per share, for the year ended December 31, 2011.

Loss from Continuing Operations

Expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Year Ended December 31,		Increase (Decrease)
	2012	2011
Depreciation and amortization	$391	$439	$(48)
Exploration expense	8,838	11,950	(3,112)
Impairment expense	2,900	3,335	(435)
Dry hole costs	685	40,003	(39,318)
General and administrative	26,012	21,428	4,584
Investment earnings and other	(348)	(665)	317
Unrealized (gain) loss on derivatives	600	(9,786)	10,386
Interest expense	1,590	7,159	(5,569)
Debt conversion expense	3,645	0	3,645
Loss on extinguishment of debt	5,425	13,132	(7,707)
Foreign currency transaction losses	113	132	(19)
Other non-operating expenses	2,905	1,376	1,529
Income tax expense (benefit)	(609)	1,057	(1,666)

Our accounting method for oil and gas properties is the successful efforts method. During the year ended December 31, 2012, we incurred $4.5 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations, $2.5 million related to other general business development activities, and $1.8 million related to lease maintenance. During the year ended December 31, 2011, we incurred $9.5 million of exploration costs for the acquisition, processing and reprocessing of seismic data related to ongoing operations, $0.3 million related to other general business development activities, and $2.2 million related to lease maintenance.

During the year ended December 31, 2012, we impaired $2.9 million related to the carrying value of WAB-21. During the year ended December 31, 2011, we impaired $3.3 million related to the carrying value of West Bay.

During the year ended December 31, 2012, we expensed to dry hole costs $0.7 million related to the drilling of the KD-1 well on the Budong. During the year ended December 31, 2011, we expensed to dry hole costs $14.0 million related to the drilling of the LG-1 on Budong PSC and $26.0 million related to the drilling of the KD-1 and KD-1ST on the Budong PSC. See Item 1. Business, Operations, Budong-Budong, Onshore Indonesia –Drilling and Development Activity.

The increase in general and administrative costs in the year ended December 31, 2012 from the year ended December 31, 2011, was primarily due to increases in employee related costs ($3.3 million, of which $2.2 million was non-cash related to equity compensation), public relations ($0.1 million) and audit fees ($2.0 million) offset by a decrease in general office expense and overhead ($0.4 million), contract services ($0.4 million) and travel costs ($0.2 million).

The decrease in investment earnings and other in the year ended December 31, 2012 from the year ended December 31, 2011 was due to the receipt during the year ended December 31, 2011 of payment for transition services provided on the Antelope Project after closing of the sale.

The decrease in unrealized gain (loss) on derivatives in the year ended December 31, 2012 from the year ended December 31, 2011 was due to the change in fair value for our warrant derivative liabilities: $3.18 per warrant at December 31, 2012 and $3.04 per warrant at December 31, 2011.

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

As discussed under Years Ended December 31, 2013 and 2012 above, during the year ended December 31, 2012, we incurred debt conversion expense of $2.9 million related to the issuance of 0.4 million common shares issued as an inducement for completing the exchange and legal and other professional fees ($0.7 million), and we incurred a loss on extinguishment of debt of $5.4 million related to the early conversion of our 8.25 percent senior convertible notes. During the year ended December 31, 2011, we incurred a loss on extinguishment of debt related to early payment of our $60 million term loan facility. The loss on extinguishment of debt includes the write off of the discount on debt ($10.6 million), prepayment premium of 3.5 percent of the amount outstanding ($2.1 million), expensing of financing costs related to the term loan facility ($0.4 million), and the cost to redeem 4.4 million unvested warrants issued in connection with the term loan facility.

The foreign currency transaction losses for the year ended December 31, 2012 were consistent with the year ended December 31, 2011.

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

Earnings from Equity Affiliates

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)	Increase (Decrease)
	2012	2011
	(in dollars, except prices)
Revenues:
Crude oil	$1,263,264	$1,122,191	$141,073	13%
Natural gas	3,350	3,497	(147)	(4)%

Total revenues	$1,266,614	$1,125,688	$140,926	13%

Price and Volume Variances:
Crude oil price variance (per Bbl)	$95.91	$98.52	$(2.62)	(3)%	$(29,831)
Volume Variances:
Crude oil volumes (MBbls)	13,172	11,390	1,782	16%	170,903
Natural gas volumes (MMcf)	2,171	2,266	(95)	(4)%	(146)

Total variance					$140,926

For the year ended December 31, 2012, revenue from oil sales due to higher sales volumes ($170.9 million) offset by lower prices ($29.8 million).

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income from Petrodelta to Earnings from Equity Affiliate:

	Year Ended December 31,		Increase (Decrease)
	2012	2011
	(in thousands)
Royalties	$423,069	$374,135	$48,934
Operating expenses	121,023	77,236	43,787
Workovers	17,302	28,508	(11,206)
Depletion, depreciation and amortization	86,004	58,376	27,628
General and administrative	31,753	11,297	20,456
Windfall profits tax	291,355	237,632	53,723
Interest expense	7,017	10,699	(3,682)
Income tax expense (inclusive of U.S. GAAP adjustment)	124,142	145,500	(21,358)
Adjustment stated at our 40% equity interest related to amortization of excess basis	2,143	1,863	280

Royalties, which is a function of revenue, increased $48.9 million due to the increase in revenue (net increase in revenue of $141.2 million at 30 percent royalty). Windfall Profits Tax, which is a function of volume and price received per barrel, increased $53.7 million due to an increase in volumes (13.2 MBls in 2012 vs. 11.4 MBls in 2011) offset by lower price received per barrel ($95.91 per barrel in 2012 vs. $98.52 per barrel in 2011). The increase in operating expense in the year ended December 31, 2012 from the year ended December 31, 2011 was due to increased oil production and also includes $3.8 million of additional expense related to the labor law which was recorded in December 2012. The decrease in workover expense in the year ended December 31, 2012 from the year ended December 31, 2011 was due to fewer workovers being performed. Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported earnings from equity affiliate) for the year ended December 31, 2012 was not materially different with the effective tax rate for the year ended December 31, 2011.

Net Income Attributable to Noncontrolling Interests

The decrease in net income attributable to noncontrolling interests from $14.2 million for the year ended December 31, 2011 to $13.4 million for the year ended December 31, 2012 is primarily a result of the decrease in earnings from Petrodelta between the years.

Discontinued Operations

As discussed under Years Ended December 31, 2013 and 2012, Discontinued Operations above, the Oman operations and the Antelope Project have been classified as discontinued operations. Years Ended December 31, 2013 and 2012, Discontinued Operations above also discusses the losses from our Oman operations and Antelope Project for the year ended December 31, 2012. The loss from discontinued operations for Oman of $(11.4) million for the year ended December 31, 2011 included $9.7 million of dry hole costs and $1.0 million of general and administrative expenses. Income from discontinued operations for the Antelope Project for the year ended December 31, 2011 included $106.0 million gain on the sale of our Antelope Project, $3.8 million for employee severance and special accomplishment bonuses, and $5.7 million of U.S. income tax related to the sale of our Antelope Project. Severance costs for key employees include 58,000 stock appreciation rights (“SAR”) granted at an exercise price of $4.595 per SAR. These SARs are exercisable by the key employee for up to one year after termination.

Revenues and income (loss) from discontinued operations were:

	December 31,
	2012	2011
	(in thousands)
Revenues applicable to discontinued operations:
Oman operations	$0	$0
Antelope Project	0	6,488

	$0	$6,488

Income (loss) from discontinued operations:
Oman operations	$(12,711)	$(11,371)
Antelope Project	(1,699)	97,616

	$(14,410)	$86,245

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated financial statements and related notes thereto.

Liquidity

In the Consolidated Financial Statements and other disclosures in our Annual Report on Form 10-K for 2012 (“2012 Form 10-K”), we discussed certain doubts about our ability to continue as a going concern. At the time we filed our 2012 Form 10-K, we expected that in 2013 we would not generate revenues, we would continue to generate losses from operations, and that our cash flows would not be sufficient to cover our operating expenses. While we believed that we would be able to raise additional capital through issuances of debt and/or equity or through sales of assets, our circumstances at such time raised substantial doubt about our ability to continue to operate as a going concern, and this was disclosed in the notes to the consolidated financial statements and in other disclosures in the 2012 Form 10-K.

As discussed above under Share Purchase Agreement, on December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol, its parent, to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. Proceeds from the December 2013 sale of the 29 percent equity interest in Harvest Holding are expected to be adequate to meet our short-term liquidity requirements. We used a portion of the proceeds to redeem all of our 11% Senior Notes due 2014. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. The remaining $45.0 million of the proceeds from the sale have been or will be used to pay costs associated with the sale of our Venezuelan interests, to pay severance costs, to make capital expenditures, to pay taxes related to the sale and for general operating expenses. Those remaining proceeds will also be used to repurchase certain outstanding warrants if our stockholders approve the sale of our remaining Venezuelan interests, and if a “Fundamental Change” is consummated under the terms of those warrants.

We expect that during 2014, our capital needs will be met either from the completion of the sale of our remaining Venezuelan interests, the sale of other non-Venezuelan assets or borrowings available under the Share Purchase Agreement during the period until the second closing. The timing of the second closing, however, is beyond the control of the Company. In addition, depending on the timing of these events, we anticipate using a portion of the proceeds from the second closing to pay for expenses and other costs related to the transaction, which we estimate will be approximately $4 million; to pay taxes related to the transaction, which we estimate will be approximately $51.1 million; and if we do not sell our non-Venezuelan assets before the second closing, then we estimate that we will need to retain approximately $30 million to fund projected general operating expenses and capital expenditures from April 1, 2014 through December 31, 2014 (to the extent that those general operating expenses are not already reserved from any possible sale of our non-Venezuelan assets).

In addition, we may be able to meet future liquidity needs through the issuance of additional equity securities and/or short or long-term debt financing, although there can be no assurance that such financing will be available to us or on terms that are acceptable to us, farm-downs or possible sales of assets.

The oil and gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. In Item 1A. Risk Factors, we discuss a number of variables and risks related to our exploration projects and our minority equity investment in Petrodelta that could significantly utilize our cash balances, affect our capital resources and liquidity.

Accumulated Undistributed Earnings of Foreign Subsidiaries

As of December 31, 2013, the book-tax outside basis difference in our foreign subsidiary resulting from unremitted earnings was approximately $334.8 million. Prior to 2013, no U.S. taxes had been recorded on these earnings as it was our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations.

Under ASC 740-30-25-17, no deferred tax liability must be recorded if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings or that the earnings will be remitted in a tax-free manner. Management must consider numerous factors in determining timing and amounts of possible future distribution of these earnings to the parent company and whether a U.S. deferred tax liability should be recorded for these earnings. These factors include the future operating and capital requirements of both the parent company and the subsidiaries, remittance restrictions imposed by foreign governments or financial agreements and tax consequences of the remittance, including possible application of U.S. foreign tax credits and limitations on foreign tax credits that may be imposed by the Internal Revenue Code and regulations.

During the fourth quarter of 2013, management evaluated numerous factors related to the timing and amounts of possible future distribution of these earnings to the parent company, with consideration of the pending sale of the remaining equity interest in Harvest Holding as well as possible sales of other non-U.S. assets. While we will continue to invest the undistributed earnings to the extent possible and operate the Company’s business in the normal course, management is also considering distributions to the Company’s shareholders which could include the distribution of proceeds from the sales of assets by the Company’s foreign subsidiaries to the U.S. parent company resulting in U.S. taxable income. Because management is pursuing various alternatives, a determination was made that it was appropriate to record a deferred tax liability associated with the unremitted earnings of our foreign subsidiaries of $89.9 million in the fourth quarter of 2013. This liability includes $51.1 million which could become payable currently upon the sale of the remaining interest in Harvest Holding and is therefore reflected as a current deferred tax liability.

Working Capital and Cash Flows

The net funds raised and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	(in thousands, except ratios)
	2013	2012	2011
Net cash used in operating activities	$(37,077)	$(26,405)	$(55,243)
Net cash provided by (used in) investing activities	80,460	(23,789)	112,216
Net cash provided by (used in) financing activities	4,887	63,875	(56,730)

Net increase in cash	$48,270	$13,681	$243

Working capital	$(31,667)	$40,537	$62,618
Current ratio	0.8	2.0	3.1
Total cash, including restricted cash	$121,045	$73,627	$60,146
Total debt*	$83,589	$74,839	$31,535

*	2013 also includes notes payable to noncontrolling interest owner of $6.1 million.

Working Capital

The decrease in working capital of $72.2 million between December 31, 2012 and December 31, 2013 was primarily due to increases in the current portion of long-term debt of $77.5 million and current deferred tax liability of $43.2 million, cash used to fund the loss from operations and interest payments as well as cash payments for capital expenditures offset by net proceeds of $124.0 million from the first closing sale to Petroandina. The current deferred tax liability of $43.2 million and the long-term deferred tax liability of $29.8 million are primarily related to the accrued income tax on undistributed earnings of foreign subsidiaries.

The decrease in working capital of $22.1 million at December 31, 2012 from December 31, 2011 was primarily due to decreases in receivables, increases in cash payments for capital expenditures and accrued expenses and decreases in accounts payable.

Cash Flow from Operating Activities

During the year ended December 31, 2013, net cash used in operating activities was approximately $37.1 million ($26.4 million during the year ended December 31, 2012). The $10.7 million increase in use of cash was primarily due to an increase in exploration expenses, general and administrative costs and interest expense.

Cash Flow from Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	December 31,
	2013	2012
	(in thousands)
Budong PSC	$175	$5,819
Dussafu PSC	42,536	11,660
Other	0	46

Total additions of property and equipment – continuing operations	42,711	17,525
Colombia-discontinued operations (1)	1,195	0
Block 64 EPSA-discontinued operations (1)	0	6,050

Total additions of property and equipment	$43,906	$23,575

(1)	See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Notes to Consolidated Financial Statements, Note 5 – Dispositions, Discontinued Operations.

In addition to cash capital expenditures, during the year ended December 31, 2013, we:

•	Received $124.0 million in net proceeds from the first closing sale to Petroandina; and

•	Advanced $0.5 million to Petrodelta for continuing operations costs; and

•	We had $1.0 million in restricted cash returned to us and deposited with a U.S. bank $0.1 million for a customs bond related to Dussafu PSC.

In addition to cash capital expenditures, during the year ended December 31, 2012, we:

•	Advanced $0.5 million to Petrodelta for continuing operations costs, and Petrodelta repaid $0.1 million; and

•	Deposited with a U.S. bank $1.0 million as collateral for a Standby Letter of Credit issued in support of a performance bond for a joint study and had $1.2 million of restricted cash released to us.

Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures of $8.7 million for 2014, of which $2.2 million is non-discretionary, for U.S., Gabon and Indonesia operations will be funded through our existing cash balances, accessing equity and debt markets, and cost reductions. In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

Cash Flow from Financing Activities

During the year ended December 31, 2013, we:

•	Sold 2,494,800 shares of our Common Stock in private placements for $9.3 million;

•	We made a payment of $4.3 million on our note payable to O&G Technology Consultants, a noncontrolling interest owner; and

•	Incurred $0.2 million in legal fees associated with financings.

During the year ended December 31, 2012, we:

•	Received cash proceeds of $66.5 million from an offering of $79.8 million in aggregate principal amount of our 11.0 percent senior unsecured notes (see Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 11 – Debt); and

•	Incurred $3.3 million in legal fees associated with financings.

Contractual Obligations

At December 31, 2013, we had the following lease commitments for office space in Houston, Texas, regional/technical offices in Singapore and field offices in Port Gentil, Gabon and Jakarta, Indonesia that support field operations in those areas.

Location	Date Lease Signed	Term	Annual Expense
Houston, Texas	April 2004	10.0 years	$306,000
Houston, Texas	December 2008	5.6 years	147,000
Caracas, Venezuela	December 2013	1.0 years	92,750
Port Gentil, Gabon	December 2012	2.0 years	61,750
Singapore	October 2012	2.0 years	87,600
Jakarta, Indonesia	April 2012	2.0 years	174,900

At December 31, 2013, we had the following contractual obligation (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	After 4 Years
Debt:
11.0% Senior Unsecured Notes Due 2014	$79,750	$79,750	$0	$0	$0
Note payable to noncontrolling interest owner	6,109	0	6,109	0	0

Total debt	85,859	79,750	6,109	0	0

Other obligations:
Interest payments	244	244	0	0	0
Oil and gas activities	6,204	6,204	0	0	0
Office leases	583	521	62	0	0

Total other obligations	7,031	6,969	62	0	0

Total contractual obligations	$92,890	$86,719	$6,171	$0	$0

“Oil and gas activities” in the table above includes various contractual commitments pertaining to exploration, development and production activities. The four-year extension of the initial exploration phase on the Budong PSC includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. Also, if this exploration well is not drilled before October 2014 (within 18 months of the date of approval from the Government of Indonesia of this transaction), our partner has the right to give us notice that the consideration for the additional 7.1 percent participating interest must be paid in cash for $3.2 million. We have accrued $2.0 million as of December 31, 2013 for claims made under arbitration proceedings related to the farmout agreements for our Colombian project. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 9 – Indonesia.

Senior Unsecured Notes

On October 11, 2012, we closed an offering of $79.8 million in aggregate principal amount of our 11.0 percent senior unsecured notes. We used a portion of the proceeds from the sale of the 29 percent interest in Harvest Holding to redeem all of our 11% Senior Notes due 2014. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. As a result of the redemption, we will record a loss on extinguishment of debt of approximately $3.6 million during the three months ended March 31, 2014. This loss primarily includes the write off of the discount on debt ($2.3 million) and the expensing of financing costs related to the term loan facility ($1.3 million). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks, Uncertainties, Capital Resources and Liquidity.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange losses attributable to our international operations were minimal for the years ended December 31, 2013, 2012 and 2011. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010, January 2011, February 2013 and December 2013. As a result of the December 2013 devaluation, Harvest Vinccler recorded a $0.1 million gain on revaluation of its assets and liabilities, and Petrodelta recorded a gain of approximately $169.6 million gain on revaluation of its assets and liabilities.

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (11.3 Bolivars per U.S. Dollar). However, during the year ended December 31, 2013, Harvest Vinccler exchanged approximately $1.6 million through the Central Bank and received an average exchange rate of 6.9 Bolivars per U.S. Dollar. See Operations – Venezuela for a more complete discussion of the exchange agreements and their effects on our Venezuelan operations.

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is an important factor with respect to certain aspects of the results of operations in Venezuela. The inflation rate in Venezuela was 56.2 percent for the year ended December 31, 2013 (year ended December 31, 2012: 14.06 percent).

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

Where we are able to determine that undistributed earnings of our foreign subsidiaries are permanently reinvested as part of our ongoing business, we do not provide deferred income taxes for possible future remittances of such earnings.

New Accounting Pronouncements

In January 2013, FASB issued ASU No. 2013-01, which is included in ASC 210, “Balance Sheet”, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2013-01”). This update clarifies that the scope of ASU 2011-11: “Disclosures about Offsetting Assets and Liabilities” applies only to derivatives accounted for under ASC 815 “Derivatives and Hedging”, included bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacted presentation disclosures only and did not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, FASB issued ASU No. 2013-04, which is included in ASC 405, “Liabilities”, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation with the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in USGAAP. Examples of obligations within the scope to ASU No. 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No. 2013-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. We are currently evaluating the impact of this guidance, but we expect that the adoption of this guidance will impact presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In July 2013, FASB issued ASU No. 2013-11 which is included in ASC 740 “Income Taxes”, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update provides guidance regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such instances, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendment should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact of this guidance, but we expect that the adoption of this guidance will impact presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

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

We and our equity affiliates currently do not have any oil production that is hedged. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.

Interest Rates

Total debt at December 31, 2013 consisted of $77.5 million of fixed-rate senior unsecured notes maturing in 2014 and a $6.1 million note payable to a noncontrolling interest owner maturing in 2016. We used a portion of the proceeds from the sale of the 29 percent interest in Harvest Holding to redeem all of our 11% Senior Notes due 2014. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks, Uncertainties, Capital Resources and Liquidity. Interest on the note payable to the noncontrolling interest owner accrues at US dollar based LIBOR plus 0.5%. It is management’s intention to fully settle this note in 2014.

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

The information required by this item is included herein begins on page S-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 19, 2013, we, at the direction and with the unanimous approval of the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”), dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm and engaged UHY LLP (“UHY”) to become its new independent registered public accounting firm.

PwC’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 did not contain any adverse opinion or a disclaimer of opinion, nor were those reports qualified or modified as to uncertainty, audit scope or accounting principles, except that PwC’s audit opinion on the Company’s financial statements as of and for the year ended December 31, 2012 (a) includes an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern and (b) expresses an opinion that the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, because of material weaknesses in internal control over financial reporting as described below.

During the Company’s two most recent fiscal years ended December 31, 2011 and 2012, and the subsequent interim period through June 19, 2013, there were no disagreements with PwC on any matters of accounting principles and practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of PwC, would have caused it to make reference to the disagreement in connection with its reports on the Company’s financial statements.

Except for the six material weaknesses in the Company’s internal control over financial reporting as described by the Company in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “Commission”) on May 2, 2013 (the “2012 Form 10-K”), there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K that occurred during the Company’s two most recent fiscal years or during the subsequent interim period through June 19, 2013. The material weaknesses in internal control over financial reporting identified in the 2012 Form 10-K related to (1) an insufficient complement of accounting and financial reporting resources; (2) accounting for certain transactions for oil and gas unproved properties; (3) accounting for income taxes; (4) appropriate segregation of duties related to certain system access rights and the recording and review of journal entries; (5) preparation and review of certain classification and disclosure matters impacting the financial statements and related notes; and (6) significant and complex debt and equity transactions. Because of these weaknesses, the Company’s management concluded, as reported in the 2012 Form 10-K, that the Company did not maintain effective internal control over financial reporting as of December 31, 2012. PwC, in its attestation report in the 2012 Form 10-K also reported that, in its opinion, the Company did not maintain in all material respects, effective internal control over financial reporting as of December 31, 2012. The Audit Committee discussed these matters with PwC, and the Company authorized PwC to respond fully to any inquiries by UHY.

The Company provided PwC with a copy of its June 19, 2013 Current Report on Form 8-K filed on June 21, 2013 in which the change in accountants was reported and requested that PwC furnish the Company with a letter addressed to the Commission stating whether PwC agrees with the statements made by the Company herein. A copy of PwC’s response letter was included as Exhibit 16.1 to the June 19, 2013 Form 8-K.

During the fiscal years ended December 31, 2011 and 2012 and the subsequent interim period through the date of UHY’s engagement, neither the Company nor anyone acting on its behalf consulted UHY with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by UHY to the Company that UHY concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of The Treadway Commission. Based on our evaluation under the 1992 Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses. As discussed in our 2012 Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 as a result of material weaknesses related to an insufficient complement of accounting and financial reporting resources, accounting for certain transactions for oil and gas properties, accounting for income taxes and the financial reporting process. Management identified the following measures to strengthen our internal control over financial reporting and to address these material weaknesses. We began implementing certain of these measures in the second quarter of 2013 and continued to develop remediation plans and implemented additional measures throughout the remainder of 2013, including:

•	We retained and recruited qualified finance professionals necessary to properly maintain and control our financial reporting. We contracted a new chief accounting officer in July 2013;

•	We continued to assess adequacy and expertise of the finance, tax and accounting staff;

•	We enhanced procedures to help ensure that the proper accounting for all complex, non-routine transactions is researched, detailed in memoranda and reviewed by senior management on a timely basis prior to recording;

•	We ensured that our finance resources are familiarized with policies and procedures to effectively monitor compliance; and

•	We improved the periodic financial close process through the use of a detailed financial close plan and enhanced and more timely reviewed manual journal entries, account reconciliations, estimates and judgments and consolidation schedules.

The Company believes that the steps described above have enhanced the overall effectiveness of our internal control over financial reporting and remediated the previously identified material weaknesses.

Changes in Internal Control over Financial Reporting. Except for the remediation of the previously identified material weaknesses discussed above, there have been no other changes in internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect that Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Please refer to the information under the caption “Directors, Executive Officers and Corporate Governance” in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2014.

Item 11.	Executive Compensation

Please refer to the information under the caption “Executive Compensation” in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Please refer to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Please refer to the information under the caption “Certain Relationships and Related Transactions, and Director Independence” in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2014.

Item 14.	Principal Accountant Fees and Services

Please refer to the information under the caption “Principal Accountant Fees and Services” in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before April 30, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Separate financial statements of Petrodelta, S.A. required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.1.

(b)	3. Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010, File No. 1-10762.)

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008, File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10- Q filed on November 9, 2010, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A12G filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.5	Warrant Purchase Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.9	Common Stock Purchase Warrant No. W-1, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.10	Common Stock Purchase Warrant No. W-2, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.4 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.11	Indenture, dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.12	Form of Note. (Included as Exhibit 1 to the Indenture filed as Exhibit 4.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.13	Warrant Agreement, dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Warrant Agent. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.14	Form of Warrant. (Included as Exhibit A to the Warrant Agreement filed as Exhibit 4.3 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

4.15	Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 4, 2013, File No. 1- 10762.)

10.1†	2001 Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on April 9, 2002 (Registration Statement No. 333- 85900).)

10.2†	Harvest Natural Resources 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration Statement No. 333-115841).)

10.3†	Form of Indemnification Agreement between Harvest Natural Resources, Inc. and each Director and Executive Officer of the Company. (Incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.4†	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.5†	Form of 2004 Long Term Stock Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.6†	Form of 2004 Long Term Stock Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our Form 10-K filed on February 23, 2005, File No. 1-10762.)

10.7†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.24 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.8†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.9†	Stock Option Agreement dated September 26, 2005, between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.26 to our Form 10-K filed on February 27, 2006, File No. 1-10762.)

10.10†	Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.11†	Form of 2006 Long Term Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.12†	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.13†	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.14†	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.15†	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2006, File No. 1-10762.)

10.16†	Form of 2006 Long Term Incentive Plan Stock Option Agreement – Five Year Vesting, Seven Year Term. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 13, 2007, File No. 1-10762.)

10.17†	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 3, 2007, File No. 1-10762.)

10.18†	Stock Option Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on July 25, 2007, File No. 1-10762.)

10.19	Contract for Conversion to a Mixed Company between Corporación Venezolana del Petróleo, S.A., Harvest-Vinccler, S.C.A. and HNR Finance B.V. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 1, 2007, File No. 1-10762.)

10.20†	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 7, 2008, File No. 1-10762.)

10.21†	2010 Long Term Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2010, File No. 1-10762.)

10.22†	Form of 2010 Long Term Incentive Plan Employee Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2010, File No. 1-10762.)

10.23†	Form of 2010 Long Term Incentive Plan Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2010, File No. 1-10762.)

10.24†	Form of 2010 Long Term Incentive Plan Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.30 to our Form 10-K filed on March 15, 2012 File No. 1- 10762.)

10.25†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Karl L. Nesselrode. (Incorporated by reference to Exhibit 10.30 to our Form 10-K filed on March 15, 2012, File No. 1-10762.)

10.26†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.31 to our Form 10-K filed on March 15, 2012, File No. 1-10762.)

10.27†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.32 to our Form 10-K filed on March 15, 2012, File No. 1-10762.)

10.28†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 15, 2012, File No. 1-10762.)

10.29†	Employment Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Robert Speirs. (Incorporated by reference to Exhibit 10.34 to our Form 10-K filed on March 15, 2012, File No. 1-10762.)

10.30†	Form of Stock Appreciation Right Award Agreement. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.31†	Form of Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009, File No. 1-10762.)

10.32†	Form of Director Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2012, File No. 1-10762.)

10.33†	Form of Employee Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2012, File No. 1-10762.)

10.34†	Form of Employee Stock Appreciation Right Award Agreement. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2012, File No. 1-10762.)

10.35	Equity Distribution Agreement, dated March 30, 2012 by and between the Company and Knight Capital Americas, L.P. (Incorporated by reference to Exhibit 1.1 to our Form 8-K filed on March 30, 2012, File No. 1-10762.)

10.36	Share Purchase Agreement dated June 21, 2012, by and among HNR Energia BV, Harvest Natural Resources, Inc. and PT Pertamina (Persero). (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on June 21, 2012, file No. 1-10762.)

10.37	Guarantee of Harvest Natural Resources, Inc. dated June 21, 2012. (Incorporated by reference to Exhibit 2.2 to our Form 8-K filed on June 21, 2012, file No. 1-10762.)

10.38	Securities Purchase Agreement, dated as of October 11, 2012, among Harvest Natural Resources, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 15, 2012, File No. 1-10762).

10.39	Form of Subscription Agreement between Harvest Natural Resources, Inc. and certain purchasers of Harvest’s common stock in private placements in October and November 2013.

10.40	Subscription Agreement, dated November 25, 2013, between Harvest Natural Resources, Inc. and MSD Credit Opportunity Master Fund, L.P.

10.41	Share Purchase Agreement dated December 16, 2013, by and among HNR Energia B.V., Harvest Natural Resources, Inc., Petroandina Resources Corporation N.V. and Pluspetrol Resources Corporation B.V. (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on December 20, 2013, file No. 1-10762.)

10.42	Shareholders’ Agreement dated as of December 16, 2013, by and among HNR Energia B.V. and Petroandina Resources Corporation N.V.

21.1	List of subsidiaries.

23.1	Consent of UHY LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of Ryder Scott Company, LP.

23.4	Consent of PGFA Perales, Pistone & Asociados.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

99.1	Financial statements of Petrodelta, S.A. for the years ended December 31, 2013 and 2012.

99.2	Reserve report dated February 26, 2014 prepared by Ryder Scott Company for HNR Finance B.V.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

†	Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) and (b) of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Harvest Natural Resources, Inc.

We have audited Harvest Natural Resources, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Harvest Natural Resources, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harvest Natural Resources, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Harvest Natural Resources, Inc.

We have audited the accompanying consolidated balance sheet of Harvest Natural Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harvest Natural Resources, Inc. and subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited the reclassification adjustments described in Note 16 that were applied to the segment information as of December 31, 2012 and for each of the two years in the period ended December 31, 2012. In our opinion, such reclassification adjustments are appropriate and have been properly applied to the segment information to conform to the current year presentation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harvest Natural Resources, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ UHY LLP

Houston, Texas

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harvest Natural Resources, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statement of operations and comprehensive income (loss), of shareholders’ equity and of cash flows for each of two years in the period ended December 31, 2012, before the effects of the adjustments to retrospectively reflect the changes in the presentation of reportable segments described in Note 16, present fairly, in all material respects, the financial position of Harvest Natural Resources, Inc. and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America (the 2012 financial statements before the effects of the adjustments discussed in Note 16 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the changes in the presentation of reportable segments described in Note 16 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

/s/PricewaterhouseCoopers LLP

Houston, Texas

May 2, 2013, except with respect to our opinion on the consolidated financial statements insofar as it relates to the discontinued operations related to the Oman operations as described in Note 5 to the financial statements, as to which the date is January 28, 2014

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120,897	$72,627
Restricted cash	148	1,000
Accounts receivable, net	1,962	2,955
Advances to and receivables from equity affiliate	0	656
Deferred income taxes	81	821
Prepaid expenses and other	2,030	1,460

TOTAL CURRENT ASSETS	125,118	79,519
LONG-TERM RECEIVABLE – EQUITY AFFILIATE	15,097	14,346
INVESTMENT IN EQUITY AFFILIATE	485,401	412,823
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	108,013	81,792
Other administrative property, net	378	744

TOTAL PROPERTY AND EQUIPMENT, NET	108,391	82,536

OTHER ASSETS	873	7,613

TOTAL ASSETS	$734,880	$596,837

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable, trade and other	$4,398	$3,970
Accrued expenses	22,659	30,748
Accrued interest	380	624
Income taxes payable	2,178	102
Current deferred tax liability	43,162	0
Current portion – long term debt	77,480	0
Note payable to noncontrolling interest owner	6,109	0
Other current liabilities	419	3,538

TOTAL CURRENT LIABILITIES	156,785	38,982

LONG – TERM DEBT	0	74,839
WARRANT DERIVATIVE LIABILITY	1,953	5,470
LONG-TERM DEFERRED TAX LIABILITY	29,787	0
OTHER LONG – TERM LIABILITIES	558	1,108
COMMITMENTS AND CONTINGENCIES (See Note 13)

EQUITY

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	0	0
Common stock, par value $0.01 a share; authorized 80,000 shares at December 31, 2013 and 2012; issued 48,666 and 45,882 shares at December 31, 2013 and 2012, respectively	487	458
Additional paid-in capital	276,083	263,646
Retained earnings	92,282	181,378
Treasury stock, at cost, 6,551 shares at December 31, 2013 and (2012: 6,527 shares)	(66,222)	(66,145)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	302,630	379,337
NONCONTROLLING INTERESTS	243,167	97,101

TOTAL EQUITY	545,797	476,438

TOTAL LIABILITIES AND EQUITY	$734,880	$596,837

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
EXPENSES:
Depreciation and amortization	$341	$391	$439
Exploration expense	15,155	8,838	11,950
Impairment expense	575	2,900	3,335
Dry hole costs	0	685	40,003
General and administrative	29,365	26,012	21,428

	45,436	38,826	77,155

LOSS FROM OPERATIONS	(45,436)	(38,826)	(77,155)

OTHER NON-OPERATING INCOME (EXPENSE):
Investment earnings and other	280	348	665
Loss on sale of interest in Harvest Holding	(22,994)	0	0
Unrealized gain (loss) on derivatives	3,517	(600)	9,786
Interest expense	(4,495)	(1,590)	(7,159)
Debt conversion expense	0	(3,645)	0
Loss on extinguishment of debt	0	(5,425)	(13,132)
Foreign currency transaction losses	(820)	(113)	(132)
Other non-operating expenses	(1,849)	(2,905)	(1,375)

	(26,361)	(13,930)	(11,347)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(71,797)	(52,756)	(88,502)
INCOME TAX EXPENSE (BENEFIT)	73,087	(609)	1,057

LOSS FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM EQUITY AFFILIATES	(144,884)	(52,147)	(89,559)
EARNINGS FROM EQUITY AFFILIATES	72,578	67,769	73,451

INCOME (LOSS) FROM CONTINUING OPERATIONS	(72,306)	15,622	(16,108)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(5,150)	(14,410)	(14,007)
Gain on sale of assets	0	0	106,000
Income tax expense on discontinued operations	0	0	(5,748)

Income (loss) from discontinued operations	(5,150)	(14,410)	86,245

NET INCOME (LOSS)	(77,456)	1,212	70,137

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11,640	13,423	14,177

NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST [COMPREHENSIVE INCOME (LOSS)]	$(89,096)	$(12,211)	$55,960

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(2.12)	$0.06	$(0.89)
Discontinued operations	(0.13)	(0.39)	2.53

Basic earnings (loss) per share	$(2.25)	$(0.33)	$1.64

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(2.12)	$0.06	$(0.89)
Discontinued operations	(0.13)	(0.39)	2.53

Diluted earnings (loss) per share	$(2.25)	$(0.33)	$1.64

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total Equity

BALANCE AT JANUARY 1, 2011	40,103	$401	$219,240	$137,629	$(65,543)	$69,501	$361,228
Issuance of common shares:
Exercise of stock options	167	2	922	0	0	0	924
Restricted stock awards	273	2	2,028	0	0	0	2,030
Employee stock-based compensation	0	0	2,611	0	0	0	2,611
Conversion of 8.25% senior convertible notes	82	1	464	0	0	0	465
Purchase of treasury shares	0	0	0	0	(561)	0	(561)
Tax benefits related to equity compensation	0	0	2,535	0	0	0	2,535
Net income	0	0	0	55,960	0	14,177	70,137

BALANCE AT DECEMBER 31, 2011	40,625	406	227,800	193,589	(66,104)	83,678	439,369

Issuance of common shares:
Exercise of stock options	122	1	718	0	0	0	719
Restricted stock awards	203	2	1,564	0	0	0	1,566
Employee stock-based compensation	0	0	1,934	0	0	0	1,934
Conversion of 8.25% senior convertible notes	4,932	49	29,058	0	0	0	29,107
Warrants issued	0	0	2,572	0	0	0	2,572
Purchase of treasury shares	0	0	0	0	(41)	0	(41)
Net income (loss)	0	0	0	(12,211)	0	13,423	1,212

BALANCE AT DECEMBER 31, 2012	45,882	$458	263,646	181,378	(66,145)	97,101	476,438

Issuance of common shares:
Exercise of stock options	20	0	122	0	0	0	122
Sales of common shares	2,495	25	9,273	0	0	0	9,298
Restricted stock awards	269	4	924	0	0	.	928
Employee stock-based compensation	0	0	2,118	0	0	0	2,118
Purchase of treasury shares	0	0	0	0	(77)	0	(77)
Increase in equity held by noncontrolling interests due to sale of interest in affiliate						144,796	144,796
Dividend to noncontrolling interest owner	0	0	0	0	0	(10,370)	(10,370)
Net income (loss)	0	0	0	(89,096)	0	11,640	(77,456)

BALANCE AT DECEMBER 31, 2013	48,666	$487	$276,083	$92,282	$(66,222)	$243,167	$545,797

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(77,456)	$1,212	$70,137
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	354	423	1,272
Impairment expense	3,770	9,312	4,775
Dry hole costs	0	5,617	40,467
Amortization of debt financing costs	1,489	690	975
Amortization of discount on debt	2,641	543	2,876
Foreign currency transaction loss	436	0	0
Loss on sale of interest in Harvest Holding	22,994	0	0
Gain on sale of assets	0	0	(106,225)
Debt conversion expense	0	2,915	0
Allowance for account and note receivable	0	5,180	0
Write off of accounts payable, carry obligation	0	(3,596)	0
Loss on early extinguishment of debt	0	5,425	10,983
Earnings from equity affiliates	(72,578)	(67,769)	(73,451)
Share-based compensation-related charges	3,046	3,500	4,642
Unrealized (gain) loss on derivatives	(3,517)	600	(9,786)
Changes in operating assets and liabilities:
Accounts and notes receivable	993	9,542	(10,025)
Prepaid expenses and other	710	(718)	4,065
Other assets	3,971	(87)	(4,180)
Accounts payable	428	(3,411)	(623)
Accrued expenses	3,790	4,757	7,475
Accrued interest	(244)	(238)	(942)
Income taxes payable	2,076	(587)	617
Deferred tax asset and liabilities	73,689	(821)	0
Other current liabilities	(3,119)	906	2,632
Other long term liabilities	(550)	200	(927)

NET CASH USED IN OPERATING ACTIVITIES	(37,077)	(26,405)	(55,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	0	0	218,823
Additions of property and equipment	(43,906)	(23,575)	(72,180)
Additions to assets held for sale	0	0	(33,930)
Advances (to) from equity affiliate	(531)	(414)	(682)
Proceeds from sale of interest in equity affiliates, net	124,045	0	1,385
(Increase) decrease in restricted cash	852	200	(1,200)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	80,460	(23,789)	112,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	9,420	719	924
Tax benefits related to equity compensation	0	0	2,535
Proceeds from issuance of long-term debt	0	66,480	0
Payments of long-term debt	0	0	(60,000)
Treasury stock purchases	(77)	0	0
Payments on note payable to noncontrolling interest owner	(4,260)	0	0
Financing costs	(196)	(3,324)	(189)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .	4,887	63,875	(56,730)

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,270	13,681	243
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,627	58,946	58,703

CASH AND CASH EQUIVALENTS AT END OF YEAR	$120,897	$72,627	$58,946

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest expense (net of capitalization)	$487	$640	$2,685

Cash paid during the year for income taxes	$495	$216	$8,241

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands, except share amounts)

Supplemental Schedule of Noncash Investing and Financing Activities:

	Year Ended December 31,
	2013	2012	2011
Increase (decrease) in current liabilities related to additions of property and equipment	$(13,926)	$10,500	$3,416
Non-cash distribution of note payable to noncontrolling interest owner	$10,370	$0	$0

See Note 3 – Summary of Significant Accounting Policies, Other Assets for a discussion of certain non-cash asset transactions and Note 11 – Debt and Note 15 – Stock-Based Compensation and Stock Purchase Plans for a discussion of other non-cash equity transactions.

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

We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). Our Venezuelan interests are owned through Harvest-Vinccler Dutch Holding, B.V., a Dutch private company with limited liability (“Harvest Holding”). Our ownership of Harvest Holding is through HNR Energia, B.V. (“HNR Energia”) in which we have a direct controlling interest. Prior to December 16, 2013, we indirectly owned 80 percent of Harvest Holding and we had one partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., (“Vinccler”, a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A.), which owned the remaining noncontrolling interest in Harvest Holding of 20 percent. We do not have a business relationship with Vinccler outside of Venezuela. On December 16, 2013, Harvest and HNR Energia entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Petroandina Resources Corporation N.V. (“Petroandina”, a wholly owned subsidiary of Pluspetrol Resources Corporation B.V. (“Pluspetrol”)) and Pluspetrol to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. This first transaction resulted in a loss on the sale of the interest in Harvest Holding of $23.0 million in the year ended December 31, 2013. As a result of this first sale, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013 and the noncontrolling interest owners hold the remaining 49 percent with Petroandina having 29 percent and Vinccler continuing to own 20 percent. See Note 5 – Dispositions below for further information on this transaction.

Harvest Holding owns, indirectly through wholly owned subsidiaries, a 40 percent of Petrodelta, S.A. (“Petrodelta”). Corporación Venezolana del Petroleo S.A. (“CVP”) and PDVSA Social S.A. own the remaining 56 percent and 4 percent, respectively, of Petrodelta. Petroleos de Venezuela S.A. (“PDVSA”) owns 100 percent of CVP and PDVSA Social S.A. Through our indirect 51 percent in Harvest Holding, we indirectly own a net 20.4 percent interest in Petrodelta for the period from December 16, 2013 to date, and prior to December 16, 2013 we indirectly owned a 32 percent interest in Petrodelta through our indirect 80 percent interest in Harvest Holding during this period.

In addition to its 40 percent interest in Petrodelta, Harvest Holding also indirectly owns 100 percent of Harvest Vinccler S.C.A. (“Harvest Vinccler”). Harvest Vinccler’s main business purposes are to assist us in the management of Petrodelta and in negotiations with PDVSA.

In addition to our interests in Venezuela, we also have the following projects:

•	Offshore of the Republic of Gabon (“Gabon”) through the Dussafu Marin Permit (“Dussafu PSC”) (see Note 8 – Gabon),

•	Mainly onshore in West Sulawesi in the Republic of Indonesia (“Indonesia”) through the Budong-Budong Production Sharing Contract (“Budong PSC”) (see Note 9 – Indonesia), and

•	Offshore of the People’s Republic of China (“China”) through the Wab-21 Petroleum Contract (see Note 10 – China).

Note 2 – Liquidity

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. Our primary use of cash has been to fund oil and gas exploration projects, principal payments on debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. See Note 8 – Gabon, Note 9 – Indonesia and Note 5 – Dispositions, Discontinued Operations for our contractual commitments.

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

As a result of the situation in Venezuela, the actions of the Venezuelan government which have and continue to adversely affect our operations and the expectation that dividends from Petrodelta will be minimal over the next few years, cash generated from operations has been limited and this has had a significant adverse effect on our ability to obtain financing to acquire and develop growth opportunities elsewhere. In the consolidated financial statements issued in the prior year, we discussed certain doubts about our ability to continue as a going concern. At the time of issuance, we expected that in 2013 we would not generate revenues, we would continue to generate losses from operations, and that our cash flows would not be sufficient to cover our operating expenses. While we believed that we would be able to raise additional capital through issuances of debt and/or equity or through sales of assets, our circumstances at such time raised substantial doubt about our ability to continue to operate as a going concern, and this was disclosed in the notes to the consolidated financial statements.

As discussed above under Share Purchase Agreement, on December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol, its parent, to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. Proceeds from the December 2013 sale of the 29 percent equity interest in Harvest Holding are expected to be adequate to meet our short-term liquidity requirements. As discussed above and in Note 5 – Dispositions, Share Purchase Agreement below, on December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. The second closing, for the sale of a 51 percent equity interest in Harvest Holding for a cash purchase price of $275 million, will be subject to, among other things, approval by the holders of a majority of our common stock and approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns the other 60 percent interest in Petrodelta).

We used a portion of the $125 million in proceeds from the sale of the 29 percent interest in Harvest Holding that we received on December 16, 2013, to redeem all of our 11% Senior Notes due 2014. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. The remaining $45.0 million of the proceeds from the sale of the 29 percent interest in Harvest Holding have been or will be used to pay costs associated with the sale of our Venezuelan interests, to pay severance costs, to make capital expenditures, to pay taxes related to the sale and for general operating expenses. Those remaining proceeds will also be used to repurchase certain outstanding warrants if our stockholders approve the sale of our remaining Venezuelan interests, and if a “Fundamental Change” is consummated under the terms of those warrants.

We are currently marketing our non-Venezuelan assets and talking to potential buyers, and we intend to continue our consideration of a possible sale for some or all of our non-Venezuelan assets if we are able to negotiate a sale or sales in transactions that our Board of Directors believes are in the best interests of the Company and its stockholders. In the meantime, we intend to operate our business in the ordinary course and may ultimately decide to keep our non-Venezuelan assets and acquire additional assets.

If the proposed sale of our remaining Venezuelan interests is completed and/or the sale of other non-Venezuelan assets are completed, a significant portion of our assets will be cash from the proceeds of such transactions. However, the timing of the sale of our remaining 51 percent interest in Harvest Holding or sales of other assets is beyond our control and we will continue to have operating and capital requirements until these sales are completed. Depending on the timing of these events, we anticipate using a portion of the proceeds from the sale of 51 percent interest in Harvest Holding to pay for expenses and other costs related to the transaction, which we estimate will be approximately $4 million; to pay taxes related to the transaction, which we estimate will be approximately $51.1 million. In addition, if we do not sell our non-Venezuelan assets before the sale of the 51 percent interest in Harvest Holding, then we estimate that we will need to retain a portion of the proceeds to fund projected general operating expenses and capital expenditures. Some of these costs will be paid from funds remaining from the proceeds of the initial sale of the 29 percent interest in Harvest Holding. If we sell our non-Venezuelan assets before the sale of the remaining 51 percent interest in Harvest Holding, then our requirements for projected general operating expenses and capital expenditures would be reduced. We will also use these funds to pay any severance or other costs during 2014 associated with the possible severance of some of our personnel in connection with a downsizing of the Company both related to the sale of our Venezuelan interests and related to any sale of our non-Venezuelan assets, if our Board of Directors determines that a downsizing would be in our best interests. We estimate these costs to be approximately $20 million.

Although we are currently marketing our non-Venezuelan assets and talking to potential buyers, we intend to operate our business in the ordinary course and may ultimately decide to keep our non-Venezuelan assets and acquire additional assets. Since we no longer have any obligations under the 11% Senior Notes due 2014, and given that we do not currently have any operating cash inflows, we may also decide to access additional capital through equity or debt sales; however, there can be no assurance that such financing will be available to the Company or on terms that are acceptable to the Company.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“USGAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

See Note 6 – Investment in Equity Affiliates and Note 7 – Venezuela for a discussion of currency exchange rates and currency exchange risk on Petrodelta’s and Harvest Vinccler’s businesses.

Cash and Cash Equivalents

Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months.

Restricted Cash

Restricted cash is classified as current or non-current based on the terms of the agreement. Restricted cash at December 31, 2013 represents cash held in a U.S. bank used as collateral for a customs bond for the Dussafu PSC. Restricted cash at December 31, 2012 represents cash held in a U.S. bank used as collateral for a standby letter of credit issued in support of a performance bond for a joint study.

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

We review our Investment in Equity Affiliates for impairment whenever events and circumstances indicate a loss in investment value is other than a temporary decline. There are many factors to consider when evaluating an equity investment for possible impairment. Currency devaluations, inflationary economies, and cash flow analysis are some of the factors we consider in our evaluation for possible impairment. At December 31, 2013, we reviewed our investment in Petrodelta taking into consideration the terms of the Share Purchase Agreement

(see Note 5 – Dispositions, Share Purchase Agreement). The purchase price under the Share Purchase Agreement indicates a valuation that approximates the carrying value of our equity investment in Petrodelta, the dividend receivable and the advances to this equity affiliate. As such, we concluded that there was no impairment to our equity investment as of December 31, 2013. If the sale of the remaining 51 percent interest in Harvest Holding is completed, we expect to recognize a gain on the transaction.

We measure and disclose our noncontrolling interests in accordance with the provisions of ASC 810 “Consolidation”. Our noncontrolling interests relate to interests in Harvest Holding held by Petroandina (29 percent) and Vinccler (20 percent) (see Note 1 – Organization).

Oil and Gas Properties

The major components of property and equipment are as follows (in thousands):

	As of December 31,
	2013	2012
Unproved property costs	$103,917	$78,453
Oilfield inventories	4,096	3,339
Other administrative property	2,710	2,954

Total property and equipment	110,723	84,746
Accumulated depreciation	(2,332)	(2,210)

Total property and equipment, net	$108,391	$82,536

Property and equipment are stated at cost less accumulated depletion, depreciation and amortization (“DD&A”). Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of property and equipment, net of the related accumulated DD&A, is removed and, if appropriate, gains or losses are recognized in investment earnings and other. We did not record any depletion expense in the years ended December 31, 2013 and 2012 or 2011 as there was no production related to proved oil and gas properties other than properties classified as held for sale.

We follow the successful efforts method of accounting for our oil and gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that proved reserves, as that term is defined in Securities and Exchange Commission (“SEC”) regulations, have not been discovered, capitalized costs associated with the drilling of the exploratory well are charged to expense. Costs of drilling successful exploratory wells, all development wells, and related production equipment and facilities are capitalized and depleted or depreciated using the unit-of-production method as oil and gas is produced. During the year ended December 31, 2013, we expensed no dry hole costs. During the year ended December 31, 2012, we expensed to dry hole costs $0.7 million related to the drilling of Karama-1 (“KD-1”) and first sidetrack, KD-1ST, on the Budong PSC. See Note 9 – Indonesia.

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

Proved oil and gas properties are reviewed for impairment at a level for which identifiable cash flows are independent of cash flows of other assets when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future net cash flows are determined based on estimated future oil and gas sales revenues less future expenditures necessary to develop and produce the reserves. If the sum of these undiscounted estimated future net cash flows is less than the carrying amount of the property, an impairment loss is recognized for the excess of the property’s carrying amount over its estimated fair value, which is generally based on discounted future net cash flows. We did not have any proved oil and gas properties in 2013, 2012 or 2011.

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

Unproved property costs, excluding oilfield inventories, consist of (in thousands):

	As of December 31,
	2013	2012
Budong PSC	$4,470	$5,219
Dussafu PSC	99,447	73,234

Total unproved property costs	$103,917	$78,453

During the year ended December 31, 2013, we recorded impairment expense related to our Budong project in Indonesia ($0.6 million) and our project in Colombia ($3.2 million, which is reflected in discontinued operations). During the year ended December 31, 2012, we impaired the carrying value of Block 64 EPSA in Oman (which is reflected in discontinued operations) ($6.4 million) and WAB -21 in China ($2.9 million). During the year ended December 31, 2011, we impaired the carrying value of West Bay ($3.3 million).

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the year ended December 31, 2013, depreciation expense was $0.3 million ($0.4 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively).

Other Assets

Other assets consist of deferred financing costs, a long-term receivable for value added tax (“VAT”) credits related to the Budong PSC, and prepaid expenses which are expected to be realized in the next 12 to 24 months. Deferred financing costs relate to specific financing and are amortized over the life of the financing to which the costs relate using the interest rate method. At December 31, 2013 the deferred financing costs were reclassified to prepaid expenses in current assets (see Note 11 – Debt). The VAT receivable is reimbursed through the sale of hydrocarbons. During the year ended December 31, 2013, a valuation allowance of $2.8 million was charged to general and administrative expenses on this VAT receivable which we do not expect to recover (see Note 9 – Indonesia). Other Assets at December 31, 2013 and 2012 also includes a blocked payment of $0.7 million net to our 66.667 percent interest related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). See Note 13 – Commitments and Contingencies.

	As of December 31,
	2013	2012
	(in thousands)
Deferred financing costs	$0	$3,111
Long-term VAT receivable	0	3,440
Long-term prepaid expenses	139	328
Gabon PSC – blocked payment (net to our 66.667% interest)	734	734

	$873	$7,613

Reserves

We measure and disclose our oil and gas reserves in accordance with the provisions of the SEC’s Modernization of Oil and Gas Reporting and ASC 932, “Extractive Activities – Oil and Gas” (“ASC 932”). All of our reserves are owned through our equity investment in Petrodelta. We do not have any wholly owned reserves at December 31, 2013 or 2012.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the year ended December 31, 2013, we capitalized interest costs for qualifying oil and gas property additions of $8.3 million ($3.0 million and $2.3 million during the years ended December 31, 2012 and 2011, respectively).

Derivative Financial Instruments

Under ASC 480 “Distinguishing Liabilities From Equity”, certain of our financial instruments with anti-dilution protection features do not meet the conditions to obtain equity classification, as there are conditions which may require settlement by transferring assets, and are required to be carried as derivative liabilities, at fair value, with changes in fair value reflected in our consolidated statements of operations and comprehensive income (loss). See Note 12 – Warrant Derivative Liabilities for additional disclosures related to the warrant derivative financial instruments issued under the warrant agreements dated November 2010 in connection with a $60 million term loan facility (the “Warrants”). In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.”

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

The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature (Level 1). The estimated fair value of advances to equity affiliate and dividend receivable approximates their carrying value as it is the estimated amount we would receive from a third party to assume the receivables (Level 2). The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The following table presents the estimated fair values of our fixed interest rate, long-term debt instrument (Level 2), excluding the embedded derivative.

	As of December 31, 2013
	Carying Value	Fair Value
	(in thousands)
11% senior unsecured notes (Level 2)	$77,480	$79,750

As discussed in Note 11 – Debt, the 11% senior notes were redeemed at face value on January 11, 2014 following a notice of redemption issued in December 2013. Therefore, the fair value of our fixed interest debt instruments is stated at the redemption amount.

Derivative Financial Instruments

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of December 31, 2013 and 2012. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value liabilities and their placement within the fair value hierarchy levels. See Note 12 – Warrant Derivative Liability for a description and discussion of our warrant derivative liability and Note 11 – Debt for a description of our long-term debt embedded derivative liability as well as a description of the valuation models and inputs used to calculate the fair value of these derivative liabilities.

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$0	$0	$1,953	$1,953
Embedded derivative-debt	0	0	0	0

Total derivative liabilities	$0	$0	$1,953	$1,953

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$0	$0	$5,470	$5,470
Embedded derivative-debt	0	0	0	0

Total derivative liabilities	$0	$0	$5,470	$5,470

We record the net change in the fair value of the derivative positions listed above in unrealized gain (loss) on warrant derivative liabilities in our consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2013, an unrealized gain of $3.5 million was recorded to reflect the change in fair value of the warrants ($0.6 million unrealized loss and $9.8 million unrealized gain during the years ended December 31, 2012 and 2011, respectively).

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	December 31, 2013	December 31, 2012
	(in thousands)
Financial liabilities:
Beginning balance	$5,470	$4,870
Unrealized change in fair value	(3,517)	600

Ending balance	$1,953	$5,470

During the year ended December 31, 2013, there were no transfers between Level 1, Level 2 and Level 3 liabilities.

Share-Based Compensation

We use a fair value based method of accounting for stock-based compensation. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and stock appreciation rights (“SARs”). Restricted stock and restricted stock units (“RSUs”) are measured at their intrinsic values. See Note 15 – Stock-Based Compensations and Stock Purchase Plans.

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

We classify interest related to income tax liabilities and penalties as applicable, as interest expense.

We do not provide deferred income taxes on undistributed earnings of our foreign subsidiaries for possible future remittances where we are able to assert that such earnings are permanently reinvested, or otherwise can be negotiated in a tax free manner, as part of our ongoing business.

Valuation and Qualifying Accounts

Our valuation and qualifying accounts are comprised of the deferred tax valuation allowance, investment valuation allowance and VAT receivable valuation allowance. Balances and changes in these accounts are, in thousands:

		Additions
	Balance at Beginning of Year	Charged to Income	Charged to Other Accounts	Deductions From Reserves Credited to Income	Balance at End of Year
At December 31, 2013
Amounts deducted from applicable assets
Deferred tax valuation allowance	$68,419	$0	$0	$(8,843)	$59,576
Investment valuation allowance	1,350	0	0	0	1,350
VAT receivable valuation allowance	0	2,792	0	0	2,792
At December 31, 2012
Amounts deducted from applicable assets
Deferred tax valuation allowance	$53,116	$15,303	$0	$0	$68,419
Investment valuation allowance	1,350	0	0	0	1,350
At December 31, 2011
Amounts deducted from applicable assets
Deferred tax valuation allowance	$46,905	$6,211	$0	$0	$53,116
Investment valuation allowance	1,350	0	0	0	1,350

New Accounting Pronouncements

In January 2013, Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01, which is included in ASC 210, “Balance Sheet”, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2013-01”). This update clarifies that the scope of ASU 2011-11: “Disclosures about Offsetting Assets and Liabilities” applies only to derivatives accounted for under ASC 815 “Derivatives and Hedging”, included bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacted presentation disclosures only and did not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, FASB issued ASU No. 2013-04, which is included in ASC 405, “Liabilities”, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation with the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in USGAAP. Examples of obligations within the scope to ASU No. 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No. 2013-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. We are currently evaluating the impact of this guidance, but we expect that the adoption of this guidance will impact presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In July 2013, FASB issued ASU No. 2013-11 which is included in ASC 740 “Income Taxes”, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit

Carryforward Exists.” This update provides guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforward, a similar tax loss, or a tax credit carryforward are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such instances, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendment should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact of this guidance, but we expect that the adoption of this guidance will impact presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Income (loss) from continuing operations(a)	$(83,946)	$2,199	$(30,285)
Discontinued operations	(5,150)	(14,410)	86,245

Net income (loss) attributable to Harvest	$(89,096)	$(12,211)	$55,960

Weighted average common shares outstanding	39,579	37,424	34,117
Effect of dilutive securities	0	167	0

Weighted average common shares, diluted	39,579	37,591	34,117

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(2.12)	$0.06	$(0.89)
Discontinued operations	(0.13)	(0.39)	2.53

Basic earnings (loss) per share	$(2.25)	$(0.33)	$1.64

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(2.12)	$0.06	$(0.89)
Income (loss) from discontinued operations	(0.13)	(0.39)	2.53

Diluted earnings (loss) per share	$(2.25)	$(0.33)	$1.64

(a)	Net of net income attributable to noncontrolling interests.

The year ended December 31, 2013 per share calculations above exclude 4.2 million options and 2.5 million warrants because they were anti-dilutive. The year ended December 31, 2012 per share calculations above exclude 3.9 million options and 2.4 million warrants because they were anti-dilutive. The year ended December 31, 2011 per share calculations above exclude 3.7 million options and 1.6 million warrants because they were anti-dilutive.

Note 5 – Dispositions

Share Purchase Agreement

On December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol, its parent, to sell all of our 80 percent equity interest in Harvest Holding to

Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. This first transaction resulted in a loss on the sale of the interest in Harvest Holding of $23.0 million in the year ended December 31, 2013. As a result of this first sale, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013 and the noncontrolling interest owners hold the remaining 49 percent with Petroandina having 29 percent and Vinccler continuing to own 20 percent. We will continue to consolidate Harvest Holding’s results until the sale of the remaining 51 percent interest has been completed. The second closing, for the sale of a 51 percent equity interest in Harvest Holding for a cash purchase price of $275 million, will be subject to, among other things, approval by the holders of a majority of our common stock and approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns the other 60 percent interest in Petrodelta).

HNR Energia and Petroandina also entered into a Shareholders’ Agreement (the “Shareholders’ Agreement”) on December 16, 2013, regarding the shares of Harvest Holding. The Shareholders’ Agreement becomes effective upon any termination of the Share Purchase Agreement before the second closing of the sale of the remaining shares of Harvest Holding.

The Share Purchase Agreement provides for certain put/call rights and termination payments under certain circumstances. If the Share Purchase Agreement is terminated because of the failure to obtain authorization by our stockholders, we will be required to pay Petroandina a fee of $3.0 million, and Petroandina will have the right to sell back to HNR Energia its 29 percent interest in Harvest Holding. If we terminate the Share Purchase Agreement and accept a superior proposal, we must pay Petroandina a break-up fee equal to $9.6 million and Petroandina has the right to sell back to HNR Energia, and HNR Energia has the right to cause Petroandina to sell back to HNR Energia, its interest in Harvest Holding. We must also pay the reasonable out-of-pocket expenses of Petroandina incurred in connection with the Share Purchase Agreement, up to $4 million, if the Share Purchase Agreement is terminated as a result of our breach of a representation or warranty or covenant, and in certain instances Petroandina also has the right and option to sell to HNR Energia its 29 percent interest. HNR Energia has the right and option to purchase from Petroandina its 29 percent interest in Harvest Holding on termination of the Share Purchase Agreement in certain other circumstances. Harvest has guaranteed HNR Energia’s obligations under the Share Purchase Agreement and the Shareholders’ Agreement.

During the term of the Share Purchase Agreement, Harvest Holding may not pay any dividends to HNR Energia, and therefore would not benefit from any dividends paid by Petrodelta during this period.

Discontinued Operations

As a result of the decision to not request an extension of the First Phase or enter the Second Phase of the Exploration and Production Sharing Agreement (“EPSA”) Al Ghubar / Qarn Alam license (“Block 64 EPSA”), Block 64 was relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was considered impaired and a related impairment expense was recorded during the year ended December 31, 2012. Operations in Oman were terminated, and the field office was closed May 31, 2013. We have no continuing operations in Oman.

In February 2013, we signed farm-out agreements on Block VSM14 and Block VSM15 in Colombia. Under the terms of the farm-out agreements, we had a 75 percent beneficial working interest and our partners had a 25 percent carried interest for the minimum exploratory work commitments on each block. We requested the legal assignment of the interest by the Agencia Nacional de Hidrocarburos (“ANH”), Colombia’s oil and gas regulatory authority, and approval of us as operator.

We have received notices of default from our partners for failing to comply with certain terms of the farmout agreements for Block VSM 14 and Block VSM 15, followed by notices of termination on November 27, 2013. As discussed further in Note 13 — Commitments and Contingencies, our partners have filed for arbitration of claims related to these agreements. We have accrued $2.0 million as of December 31, 2013 related to this matter. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013. As we no longer have any interests in Colombia, we have reflected the results in discontinued operations.

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

Oman operations, Colombia operations and the Antelope Project have been classified as discontinued operations. Revenue and income (loss) are shown in the table below:

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Revenue applicable to discontinued operations:
Oman	$0	$0	$0
Colombia	0	0	0
Antelope Project	0	0	6,488

	$0	$0	$6,488

Income (loss) from discontinued operations:
Oman	$(674)	$(12,711)	$(11,371)
Colombia	(4,476)	0	0
Antelope Project	0	(1,699)	97,616

	$(5,150)	$(14,410)	$86,245

Note 6 – Investment in Equity Affiliates

Venezuela – Petrodelta, S.A.

Petrodelta’s reporting and functional currency is the U.S. Dollar. HNR Finance owns a 40 percent interest in Petrodelta. As discussed further in Note 5 – Dispositions, Share Purchase Agreement, on December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol, its parent, to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. This first transaction resulted in a loss on the sale of the interest in Harvest Holding of $23.0 million in the year ended December 31, 2013.

Petrodelta’s financial information is prepared in accordance with International Financial Reporting Standards (“IFRS”) which we have adjusted to conform to U.S. GAAP. The differences between IFRS and U.S. GAAP for which we adjust are:

•	Deferred income tax: IFRS allows the inclusion of non-monetary temporary differences impacted by inflationary adjustments, whereas U.S. GAAP does not. In addition, we have adjusted for the impact on deferred income tax of other adjustments to arrive at net income under U.S. GAAP.

•	Depletion expense: Oil and gas reserves used by Petrodelta in calculating depletion expense under IFRS are provided by MENPET. MENPET reserves are not prepared using the guidance on extractive activities for oil and gas (ASC 932). At least annually at yearend, we prepare reserve reports for Petrodelta’s oil and gas reserves using ASC 932. On a quarterly basis, we recalculate Petrodelta’s depletion using the most recent reserve report using ASC 932.

•	Windfall Profits Tax Credit: The April 2011 Windfall Profits Tax law included a provision wherein it considered that an exemption of the Windfall Profits Tax could be granted for the incremental production of projects and grass root developments until the specific investments are recovered. The projects deemed to qualify for the exemption have to be considered and approved on a case by case basis by MENPET. In March 2013, PDVSA requested from MENPET a Windfall Profits Tax exemption credit under provisions in the April 2011 Windfall Profits Tax law. The exemption was applied to several oil development projects, including Petrodelta. However, MENPET has not defined the projects qualifying for exemption or provided the guidance necessary to calculate the exemption. PDVSA issued to Petrodelta its estimated share of the exemption credit related to 2012 of $55.2 million ($36.4 million net of tax) based on PDVSA’s calculation and projects PDVSA deemed to qualify for the exemption. Petrodelta has not been provided with supporting documentation indicating the properties have been appropriately qualified by MENPET, the specific details for the exemption credit, such as which fields, production period or production, or the supporting calculations. Until MENPET either issues guidance on the exemption provisions in the law or issues payment forms including the exemption credit, or written approval from MENPET for this exemption credit is received by Petrodelta or us, we have and will continue to exclude the exemption credit from our equity earnings in Petrodelta.

•	Sports Law Overaccrual: The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 24, 2011. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, in March 2012, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. As of December 31, 2013, the cumulative amount of overstatement of the liability by following this calculation method is $1.3 million ($0.3 million net to our 20.4 percent interest as of December 31, 2013). We have adjusted for the overaccrual of the Sports Law in the results reported for net income from equity affiliate during the applicable periods, i.e., the years ended December 31, 2013 and 2012.

In addition to the adjustments to arrive at Petrodelta’s net income under U.S. GAAP, earnings from equity affiliate also reflect the amortization of the excess basis in equity affiliate using the unit-of-production method based on risk adjusted total current estimated reserves.

All amounts through Net Income under U.S. GAAP represent 100 percent of Petrodelta. Summary financial information has been presented below at December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except percentages)
Results under IFRS:
Revenues:
Oil sales	$1,326,093	$1,263,264	$1,122,191
Gas sales	4,000	3,350	3,497
Royalty *	(440,963)	(423,069)	(374,135)

	889,130	843,545	751,553

Expenses:
Operating expenses	151,661	121,023	77,236
Workovers	29,168	17,302	28,508
Depletion, depreciation and amortization	87,203	86,004	58,376
General and administrative	26,345	31,753	11,297
Windfall profits tax	234,453	291,355	237,632
Windfall profits credit	(55,168)	0	0

	473,662	547,437	413,049

Income from operations	415,468	296,108	338,504
Gain on exchange rate	169,582	0	0
Investment earnings and other	15	13	610
Interest expense	(21,728)	(7,017)	(10,699)

Income before income tax	563,337	289,104	328,415
Current income tax expense	325,217	127,080	190,577
Deferred income tax expense (benefit)	(17,662)	76,030	(94,622)

Net income under IFRS	255,782	85,994	232,460

Adjustments to increase (decrease) net income under IFRS:
Deferred income tax (expense) benefit	9,080	78,968	(49,545)
Depletion expense	(20,352)	7,282	1,908
Reversal of windfall profits tax credit	(55,168)	0	0
Sports law over accrual	1,313	2,536	0

Net income under U.S. GAAP	190,655	174,780	184,823

Equity interest in equity affiliate	40%	40%	40%

Income before amortization of excess basis in equity affiliate	76,262	69,912	73,929
Amortization of excess basis in equity affiliate	(3,684)	(2,143)	(1,863)

Earnings from equity affiliate included in income	$72,578	$67,769	$72,066

*	As discussed below, royalties paid-in-kind have been adjusted to reflect market prices as required under U.S. GAAP.

	As of December 31,
	2013	2012
	(in thousands)
Financial Position under IFRS:
Current assets	$1,906,595	$1,425,115
Property and equipment	717,449	538,351
Other assets	181,116	70,468
Current liabilities	1,652,806	1,180,559
Other liabilities	136,298	93,101
Net equity	1,016,056	760,274

Conversion Contract

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

Sales Contract

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

Petrodelta received a draft amendment to the Sales Contract from PDVSA Trade and Supply. The pricing formula in the draft amendment has been used to accrue revenue for El Salto field deliveries from October 1, 2011 through December 31, 2013. Except for the inclusion of the Boscan pricing formula to be used in invoicing El Salto crude oil deliveries, all other terms and conditions of the Sales Contract remain in force. On January 31, 2013, Petrodelta’s board of directors endorsed the amendment to the Sales Contract. The amendment has been approved by CVP’s board of directors. HNR Finance, as shareholder, has agreed to the contract amendment.

CVP’s board of directors reviewed the amendment on April 30, 2013. A certificate of CVP’s final board resolution approving the amendment dated April 30, 2013 was received by Petrodelta on May 23, 2013. The remaining steps for the contract amendment are to (1) inform MENPET of the approval, (2) receive approval from Petrodelta’s shareholders to amend the Sales Contract including the Boscan formula, and (3) sign the contract amendment with PDVSA Trade and Supply. Once the Sales Contract is executed, PPSA will be invoiced for the deliveries. As of December 31, 2013, revenues of $756.7 million ($352.7 million as of December 31, 2012) for El Salto remain uninvoiced to PPSA pending execution of the amendment.

Payments to Contractors

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

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta,and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the year ended December 31, 2013, Harvest Vinccler advanced to Petrodelta $0.5 million for continuing operations costs. Petrodelta and Petrodelta’s board have not indicated that the advances are not payable, nor that they will not be paid. At December 31, 2013, we reclassified $0.8 million of the Advances to Affiliate to a long-term receivable due to slow payment and age of the advances. Although payment is slow and the balance is increasing, payments continue to be received.

Windfall Profits Tax

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

Royalty Cap

Royalties are paid at 33.33 percent with the 30 percent royalty paid in kind and the 3.33 percent royalty paid in cash. The amended Windfall Profits Tax also sets a new royalty cap per barrel of $80 ($70 per barrel in 2012). The law does not specify whether the cap on royalties is applicable to royalties paid in-cash, in-kind, or both. Per instructions received from PDVSA, Petrodelta reports royalties, whether paid in-cash or in-kind, at $80 per barrel (royalty barrels x $80). Per our interpretation of the Windfall Profits Tax law and as required under U.S. GAAP, the $80 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. The revenues and royalties in the table above have been adjusted to report royalties paid in-kind at the oil price applicable for the period. For the year ended December 31, 2013, the reduction to oil sales due to the $80 cap applied to all royalty barrels was $38.4 million ($12.1 million net to our percent interest for the period) ($113.7 million [$36.4 million net to our 32 percent interest] and $85.0 million [$27.2 million net to our 32 percent interest] for the years ended December 31, 2012 and 2011, respectively). While both methods of reporting result in the same amount being reported for net sales, our method results in prices per barrel of oil which are consistent with the prices expected under the Sales Contract.

Functional Currency

Petrodelta’s functional and reporting currency is the U.S. Dollar. PPSA is obligated to make payment to Petrodelta in U.S. Dollars in the case of payment for crude oil and natural gas liquids delivered. In addition, major contracts for capital expenditures and lease operating expenditures are denominated in U.S. Dollars. Any dividend paid by Petrodelta will be made in U.S. Dollars.

Petrodelta has currency exchange risk from fluctuations of the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. The official prevailing currency exchange rate was increased from 4.3 Bolivars per U.S. Dollar to 6.3 Bolivars per U.S. Dollar in February 2013. Petrodelta reflected a gain of approximately $169.6 million on revaluation of its non-income tax related assets and liabilities during the year ended December 31, 2013 primarily related to the February 2013 devaluation.

As a result of legislation enacted in December 2013 and January and February of 2014, Venezuela now has a multiple exchange rate system. Most of Petrodelta’s transactions are subject to a fixed official exchange rate of 6.3. In addition, there is a variable official exchange rate system in which the exchange rate is determined through auctions (11.3 rate as of December 31, 2013). The third system is not yet available as the government has not yet specified the scope of application and mechanics. The financial information is prepared using the official fixed exchange rate (6.3 from February 2013 through December 2013). At December 31, 2013, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 1,011 million Bolivars and 6,683 million Bolivars, respectively.

Petrodelta’s results were also impacted by PDVSA changing its policy with respect to invoicing for disbursements made in Bolivars on behalf of Petrodelta to require that such invoices be denominated in U.S. dollars rather than Bolivars. This change was implemented in the fourth quarter of 2013 with retroactive application to certain transactions occurring in 2011 and thereafter. As a result of this change, Petrodelta recorded a $14.2 million foreign currency loss in the three months ended December 31, 2013.

Collective Labor Agreement

On February 11, 2014, the Collective Labor Agreement for the period from October 1, 2013 thru October 1, 2015, between the employees of the oil industry represented by the Venezuelan Unitary Federation of workers of the oil, gas, and derivatives (FUTPV) and PDVSA was signed. The Collective Labor Agreement establishes a salary raise and payroll and retirement benefits which has a significant impact on Petrodelta’s payroll cost. The most significant impact is a step increase of salary around 90%, where 59% is to be retroactive from October 1, 2013, then a 23% raise from May 1, 2014 and finally the remaining portion to be adjusted on January 1, 2015.

Dividends

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance. Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, as of May 2, 2012, this dividend has not been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has never indicated that the dividend is not payable, nor that it will not be paid. The dividend receivable is classified as a long-term receivable at December 31, 2013 and 2012 due to the uncertainty in the timing of payment. There is uncertainty with respect to the timing of the receipt of this dividend and whether future dividends will be declared and/or paid. During the term of the Share Purchase Agreement, Harvest Holding may not pay any dividends to HNR Energia, and therefore would not benefit from any dividends paid by Petrodelta during this period. Should this receivable be paid and subsequently distributed to Harvest Holding’s shareholders prior to the second closing sale to Petroandina, we would not receive any portion of the dividend.

Fusion Geophysical, LLC (“Fusion”)

On January 28, 2011, Fusion Geophysical, LLC’s (“Fusion”) 69 percent owned subsidiary, FusionGeo, Inc., was acquired by a private purchaser pursuant to an Agreement and Plan of Merger. We received $1.4 million for our equity investment.

Note 7 – Venezuela – Other

See also Note 6 – Investment in Equity Affiliates, Venezuela – Petrodelta, S.A. for further information regarding our Venezuela operations.

Harvest Vinccler’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). During the year ended December 31, 2013, Harvest Vinccler exchanged approximately $1.6 million ($1.5 million during the year ended December 31, 2012) and received an average exchange rate of 6.9 Bolivars (5.16 Bolivars during the year ended December 31, 2012) per U.S. Dollar.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. At December 31, 2013, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 10.2 million Bolivars and 7.2 million Bolivars, respectively. Therefore a change in the exchange rate is not expected to have a material impact on results of operations or our financial position.

Note 8 – Gabon

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

During 2011, we drilled our first exploratory well, Dussafu Ruche Marin-1 (“DRM-1”), and two appraisal sidetracks. DRM-1 and sidetracks discovered oil of approximately 149 feet of pay within the Gamba and Middle

Dentale Formations. DRM-1 and sidetracks are currently suspended pending further exploration and development activities. Operational activities during 2012 included completion of the time processing of 545 square kilometers of seismic, which was acquired in the fourth quarter of 2011, and well planning.

Well planning progressed during 2012 to drill an exploration well in the fourth quarter of 2012 on the Tortue prospect. DTM-1 well was spud November 19, 2012. DTM-1 was drilled with the Scarabeo 3 semi-submersible drilling unit. On January 4, 2013, we announced that DTM-1 had reached the Dental Formation and discovered oil in both the Gamba and Dentale formations. The first appraisal sidetrack of DTM-1 (“DTM-1ST1”) was spud in January 12, 2013 and drilled to a total depth of 11,385 feet in the Dentale Formation and found 65 feet of pay in the primary Dentale reservoir. Work on DTM-1 and DTM-1ST1 was suspended pending future appraisal and development activities.

Geoscience, reservoir engineering and economic studies have progressed and a field development plan is being prepared for a cluster field development of both the Ruche and Tortue discoveries along with existing pre-salt discoveries at Walt Whitman and Moubenga. Planning and contracting for a 3D seismic acquisition survey over the outer half of the license took place. Acquisition of a 1,260 square kilometer survey commenced in October 2013, and the first high quality seismic products are expected to be available during the second quarter of 2014. The new 3D seismic data should also enhance the placement of future development wells in the Ruche and Tortue development program.

See Note 13 – Commitments and Contingencies for a discussion of legal matters related to our Gabon operations.

The Dussafu PSC represents $103.4 million of unproved oil and gas properties including inventory on our December 31, 2013 balance sheet ($76.4 million at December 31, 2012).

Note 9 – Indonesia

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

In December 2012, we signed a farmout agreement with the operator of the Budong PSC to acquire an additional 7.1 percent participating interest and to become operator of the Budong PSC. We assumed the role of operator effective March 25, 2013. Closing of this acquisition on April 22, 2013 increased our participating ownership interest in the Budong PSC to 71.5 percent with our cost sharing interest becoming 72 percent until first commercial production. The consideration for this transaction is that we will fund 100 percent of the costs of the first exploration well of the four-year extension to the Budong PSC. If the exploration well is not drilled by October 2014 (within 18 months of the date of approval from the Government of Indonesia of this transaction), our partner has the right to give us notice that the consideration for the additional 7.1 percent participating interest must be paid in cash for $3.2 million.

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

Operational activities during 2013 included continued work on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. Land access and acquisition; environmental studies; construction and upgrades to access roads, bridges, and well site; permitting; and tender prequalification and procurement are on-going.

We are actively discussing the sale of our interests in Budong, and based on indications of interest received in December 2013, we determined that is it was appropriate to recognize an impairment expense of $0.6 million and a charge included in general and administrative expenses related to a valuation allowance on VAT we do not expect to recover of $2.8 million. The Budong PSC represents $4.6 million of unproved oil and gas properties including inventory on our December 31, 2013 balance sheet ($5.3 million at December 31, 2012).

Note 10 – China

In December 1996, we acquired a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances, and lies within an area which is the subject of a border dispute between China and Socialist Republic of Vietnam (“Vietnam”). Vietnam

has executed an agreement on a portion of the same offshore acreage with another company. The border dispute has lasted for many years, and there has been limited exploration and no development activity in the WAB-21 area due to the dispute. Due to the border dispute between China and Vietnam, we have been unable to pursue an exploration program during Phase One of the contract. As a result, we have obtained license extensions, with the current extension in effect until May 31, 2013. The Joint Management Committee has approved an extension of the license until May 31, 2015. We are meeting with CNOOC in April 2013 to discuss the ratification of the extension. Regular meetings are held with CNOOC with contingent work programs being planned and annual budgets being set. While no assurance can be given, we believe we will continue to receive contract extensions so long as the border disputes persist. Even though there continues to be increasing activity on the Vietnamese blocks which we believe confirms our view of WAB-21’s prospectivity, we impaired the carrying value of WAB-21 of $2.9 million during the year ended December 31, 2012 due to our continued inability to pursue an exploration program. However, we continue to seek permission to acquire regional 2-D seismic and localized 3-D seismic.

Note 11 – Debt

Debt consists of the following (in thousands):

	As of December 31,
	2013	2012
Senior notes, unsecured, with interest at 11%	$79,750	$79,750
Discount on 11% senior unsecured notes	(2,270)	(4,911)
Less current portion	(77,480)	0

	$0	$74,839

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

Financing costs associated with the 11 percent senior unsecured notes are recorded in other assets and are amortized over the life of the notes. The balance for financing costs, substantially all of which relates to the 11 percent senior unsecured notes, was $1.3 million at December 31, 2013 ($3.2 million at December 31, 2012).

As discussed in Note 2 – Liquidity, we used a portion of the $125 million in proceeds from the sale of the 29 percent interest in Harvest Holding that we received on December 16, 2013, to redeem all of our 11% Senior Notes due 2014. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. As a result of the redemption, we will record a loss on extinguishment of debt of approximately $3.6 million during the three months ended March 31, 2014. This loss is primarily includes the write off of the discount on debt ($2.3 million) and the expensing of financing costs related to the term loan facility ($1.3 million).

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

As of December 31, 2012, we assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative. We considered the probabilities of these events occurring and determined that the derivative had a value of $0 million at December 31, 2012. Due to the notice of redemption issued on December 11, 2013 prior to a sale of assets, change in control or sale of Petrodelta, we determined that this feature was not an embedded derivative at December 31, 2013.

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

Financing costs associated with the 8.25 percent senior convertible notes were amortized over the life of the notes and were recorded in other assets. In connection with the exchange of convertible notes into our common stock, we reclassified $0.6 million of deferred financing costs to additional paid in capital. Financing costs for the convertible notes were fully amortized or reclassified at December 31, 2012 ($1.0 million at December 31, 2011).

On October 29, 2010, we closed a $60.0 million term loan facility with MSD Energy Investments Private II, LLC (“MSD Energy”), an affiliate of MSD Capital, L.P., as the sole lender under the term loan facility. Under the terms of the term loan facility, interest was paid on a monthly basis at the initial rate of 10 percent and had a maturity of October 28, 2012. The initial rate of interest was scheduled to increase to 15 percent on July 28, 2011, the Bridge Date. Financing costs associated with the term loan facility were being amortized over the remaining life of the loan and were recorded in other assets. See Note 15 – Stock-Based Compensation and Stock Purchase Plans – Common Stock Warrants for a discussion of the warrants that were issued in connection with the $60.0 million term loan facility.

In May 2011, we prepaid our $60 million term loan facility. The early repayment resulted in a loss on extinguishment of debt of $13.1 million. The loss on extinguishment of debt includes the write off of the discount on debt ($10.6 million), a prepayment premium of 3.5 percent of the amount outstanding ($2.1 million), and expensing of financing costs related to the term loan facility ($0.4 million).

The principal payment requirements for our debt outstanding at December 31, 2013 are as follows (in thousands):

2014	$79,750

$79,750

Note 12 – Warrant Derivative Liabilities

The Warrants, which have anti-dilution protection features, do not meet the conditions to obtain equity classification under ASC 480 “Distinguishing Liabilities From Equity” as there are conditions which may require settlement by transferring assets. These Warrants are required to be carried as derivative liabilities, at fair value, with current changes in fair value reflected in our consolidated statements of operations and comprehensive income. As of December 31, 2013, the Warrants consisted of 1,826,001 warrants (1,720,334 at December 31, 2012) issued under the warrant agreements dated November 2010 in connection with a $60 million term loan facility. The fair value of the Warrants as of December 31, 2013 was $1.07 per warrant ($3.18 per warrant at December 31, 2012).

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

	Fair Value Hierarchy Level
		As of December 31,
		2013	2012
Significant assumptions (or ranges):
Stock price	Level 1 input	$4.52	$9.07
Term (years)		1.83	2.83
Volatility	Level 2 input	94%	70%
Risk-free rate	Level 1 input	0.34%	0.33%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability (fundamental change event/debt raise/equity raise)	Level 3 input	60%/40%/0%	0%/80%/20%

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

All our warrant derivative contracts are recorded at fair value and are classified as warrant derivative liability on the consolidated balance sheet. The following table summarizes the effect on our income (loss) associated with changes in the fair values of our warrant derivative financial instruments:

	Year Ended December 31,
	2013	2012
	(in thousands)
Unrealized gain (loss) on warrant derivatives	$3,517	$(600)

Note 13 – Commitments and Contingencies

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

We have regional/technical offices in Singapore and field offices in Jakarta, Indonesia and Port Gentil, Gabon to support field operations in those areas. At December 31, 2013 we had the following lease commitments for office space (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	After 4 Years

Office leases	$583	$521	$62	$0	$0

We have various contractual commitments pertaining to exploration, development and production activities. We entered the third exploration phase of the Dussafu PSC on May 28, 2012. In January 2013, the Budong PSC partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2017. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. If we do not drill an exploration well before October 2014, our partner has the right to give us notice that the consideration for the additional 7.1 percent participating interest must be paid in cash for $3.2 million. See Note 9 – Indonesia. These work commitments are non-discretionary; however, we do have the ability to control the pace of expenditures.

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States District Court, Southern District of Texas, Houston Division. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief relating to the Company’s interest in the WAB-21 area of the South China Sea. The complaint alleges that the area belongs to the people of Taiwan and seeks damages in excess of $2.9 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, the WAB-21 area. The Company has filed a motion to dismiss and intends to vigorously defend these allegations.

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

In May 2012, Newfield Production Company (“Newfield”) filed notice pursuant to the Purchase and Sale Agreement between Harvest (US) Holdings, Inc. (“Harvest US”), a wholly owned subsidiary of Harvest, and

Newfield dated March 21, 2011 (the “PSA”) of a potential environmental claim involving certain wells drilled on the Antelope Project. The claim asserts that locations constructed by Harvest US were built on, within, or otherwise impact or potentially impact wetlands and other water bodies. The notice asserts that, to the extent of potential penalties or other obligations that might result from potential violations, Harvest US must indemnify Newfield pursuant to the PSA. In June 2012, we provided Newfield with notice pursuant to the PSA (1) denying that Newfield has any right to indemnification from us, (2) alleging that any potential environmental claim related to Newfield’s notice would be an assumed liability under the PSA and (3) asserting that Newfield indemnify us pursuant to the PSA. We dispute Newfield’s claims and plan to vigorously defend against them.

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

Robert C. Bonnet and Bobby Bonnet Land Services vs. Harvest (US) Holdings, Inc., Branta Exploration & Production, LLC, Ute Energy LLC, Cameron Cuch, Paula Black, Johnna Blackhair, and Elton Blackhair in the United States District Court for the District of Utah. This suit was served in April 2010 on Harvest and Elton Blackhair, a Harvest employee, alleging that the defendants, among other things, intentionally interfered with plaintiffs’ employment agreement with the Ute Indian Tribe – Energy & Minerals Department and intentionally interfered with plaintiffs’ prospective economic relationships. Plaintiffs seek actual damages, punitive damages, costs and attorney’s fees. We dispute plaintiffs’ claims and plan to vigorously defend against them. On October 29, 2013, we learned that the court administratively closed the case. The case was recently reopened as a result of the Circuit Court of Appeals’ ruling against Plaintiffs’ discovery request. We dispute Plaintiffs’ claims and plan to vigorously defend against them.

Uracoa Municipality Tax Assessments. Harvest Vinccler S.C.A., a subsidiary of Harvest Holding (“Harvest Vinccler”), has received nine assessments from a tax inspector for the Uracoa municipality in which part of the Uracoa, Tucupita and Bombal fields are located as follows:

•	Three claims were filed in July 2004 and allege a failure to withhold for technical service payments and a failure to pay taxes on the capital fee reimbursement and related interest paid by PDVSA under the Operating Service Agreement (“OSA”). Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss one of the claims and has protested with the municipality the remaining claims.

•	Two claims were filed in July 2006 alleging the failure to pay taxes at a new rate set by the municipality. Harvest Vinccler has filed a protest with the Tax Court in Barcelona, Venezuela, on these claims.

•	Two claims were filed in August 2006 alleging a failure to pay taxes on estimated revenues for the second quarter of 2006 and a withholding error with respect to certain vendor payments. Harvest Holding has filed a protest with the Tax Court in Barcelona, Venezuela, on one claim and filed a protest with the municipality on the other claim.

•	Two claims were filed in March 2007 alleging a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a protest with the municipality on these claims.

Harvest Vinccler disputes the Uracoa tax assessments and believes it has a substantial basis for its positions based on the interpretation of the tax code by SENIAT (the Venezuelan income tax authority), as it applies to operating service agreements, Harvest Holding has filed claims in the Tax Court in Caracas against the Uracoa Municipality for the refund of all municipal taxes paid since 1997.

Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the Uracoa, Tucupita and Bombal fields are located as follows:

•	One claim was filed in April 2005 alleging the failure to pay taxes at a new rate set by the municipality. Harvest Vinccler has filed a protest with the Mayor’s Office and a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss the claim. On April 10, 2008, the Tax Court suspended the case pending a response from the Mayor’s Office to the protest. If the municipality’s response is to confirm the assessment, Harvest Holding will defer to the Tax Court to enjoin and dismiss the claim.

•	Two claims were filed in June 2007. One claim relates to the period 2003 through 2006 and seeks to impose a tax on interest paid by PDVSA under the OSA. The second claim alleges a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss both claims.

•	Two claims were filed in July 2007 seeking to impose penalties on tax assessments filed and settled in 2004. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss both claims.

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

On May 4, 2012, Harvest Vinccler learned that the Political Administrative Chamber of the Supreme Court of Justice issued a decision dismissing one of Harvest Vinccler’s claims against the Libertador Municipality. Harvest Vinccler continues to believe that it has sufficient arguments to maintain its position in accordance with the Venezuelan Constitution. Harvest Vinccler plans to present a request of Constitutional Revision to the Constitutional Chamber of the Supreme Court of Justice once it is notified officially of the decision. Harvest Vinccler has not received official notification of the decision. Harvest Vinccler is unable to predict the effect of this decision on the remaining outstanding municipality claims and assessments.

On February 21, 2014, Tecnica Vial and Flamingo, our partners in Colombia on Blocks VSM14 and VSM15, respectively, filed for arbitration of claims related to the farmout agreements for each block. We had received notices of default from our partners for failing to comply with certain terms of the farmout agreements, followed by notices of termination on November 27, 2013. We determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013 which includes an accrual of $2 million related to this matter. We intend to vigorously defend the arbitration.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation that will have a material adverse effect on our financial condition, results of operations and cash flows.

Note 14 – Taxes

Taxes on Income

The tax effects of significant items comprising our net deferred income taxes are as follows:

	As of December 31,
	2013		2012
	Foreign	United States And Other	Foreign	United States And Other
	(in thousands)
Deferred tax assets:
Operating loss carryforwards	$58,051	$2,928	$54,231	$4,498
Stock-based compensation	—	8,056	—	8,091
Accrued compensation	—	598	—	739
Oil and gas properties	1,606	1,015	—	—
Alternative minimum tax credit	—	4,501	—	2,261
Other	—	145	—	861

Total deferred tax assets	59,657	17,243	54,231	16,450

Deferred tax liabilities:
Tax on unremitted earnings of foreign subsidiaries	—	(89,900)	—	—
Accrued income	—	—	(1,005)	—
Prepaids	—	(198)	—	(373)
Other liabilities	—	(82)	—	(35)
Fixed assets	—	(12)	—	(28)

Total deferred tax liabilities	—	(90,192)	(1,005)	(436)

Net deferred tax asset (liability)	59,657	(72,949)	53,226	16,014
Valuation allowance	(59,576)	—	(52,427)	(15,992)

Net deferred tax asset (liability) after valuation allowance	$81	$(72,949)	$799	$22

After assessing the possible actions which management may take in 2014 and the next few years, as discussed further below, during the year ended December 31, 2013, we recognized a deferred tax liability of $89.9 million related to income tax on undistributed earnings for foreign subsidiaries.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets (“DTAs”). A significant piece of objective negative evidence evaluated was the cumulative losses incurred in our foreign operating entities over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. We have therefore placed a valuation allowance (“VA”) on all of our foreign DTAs with the exception of $0.1 million related to NOL carryforwards in Venezuela which would be realized upon settlement of uncertain tax positions.

Management also reviewed the earnings history of our U.S. operations and determined that, while the Company does not have domestic production, it is expected to have sufficient taxable income in the U.S. related to the expected sale of the remaining equity interest in Harvest Holding. This is expected to allow the Company the ability to utilize the benefits related to its deferred tax assets which previously had a valuation allowance. As such, the Company has released the valuation allowances on the U.S. deferred tax assets.

The components of loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Loss before income taxes
United States	$(31,072)	$(33,841)	$(30,309)
Foreign	(40,725)	(18,915)	(58,193)

Total	$(71,797)	$(52,756)	$(88,502)

The provision (benefit) for income taxes on continuing operations consisted of the following at December 31:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
United States	$2,279	$(717)	$—
Foreign	44	929	3,693

	2,323	212	3,693

Deferred:
United States	72,971	(22)	—
Foreign	(2,207)	(799)	(2,636)

	70,764	(821)	(2,636)

	$73,087	$(609)	$1,057

A comparison of the income tax expense (benefit) on continuing operations at the federal statutory rate to our provision for income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income tax expense (benefit) from continuing operations:
Tax expense (benefit) at U.S. statutory rate	$(25,129)	$(17,938)	$(30,805)
Effect of foreign source income and rate differentials on foreign income	204	239	4,887
Tax gain associated with sale of interest in Harvest Holding	7,474	—	—
Subpart F income	16,615	—	—
Tax on unremitted earnings of foreign subsidiaries	89,900	—	—
Expired losses	1,356	—	—
Other changes in valuation allowance	(10,643)	10,331	28,169
Change in applicable statutory rate	(404)	—	—
Other permanent differences	(2,546)	1,431	—
Return to accrual and other true-ups	2,919	1,257	—
Debt exchange	—	2,758	—
Warrant derivatives	(1,180)	—	(1,445)
Liability for uncertain tax positions	(5,553)	799	237
Other	74	514	14

Total income tax expense – continuing operations	73,087	(609)	1,057
Income tax expense (benefit) from discontinued operations:
Total income tax expense (benefit) – discontinued operations	—	—	5,748

Total income tax expense (benefit)	$73,087	$(609)	$6,805

Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions.

At December 31, 2013, we have the following net operating losses available for carryforward (in thousands):

United States	$8,364	Available for up to 20 years from 2012
Indonesia	54,435	Available for up to 5 years from 2011
Gabon	23,268	Available for up to 3 years from 2010
Oman	25,174	Available for up to 5 years from 2009
The Netherlands	109,634	Available for up to 9 years from 2007
Venezuela	3,043	Available for up to 3 years from 2010
Colombia	1,214	Available indefinitely

As a result of the first closing sale to Petroandina, the Company realized a tax gain of $47.5 million which is included in U.S. taxable income pursuant to the provisions of the Internal Revenue Code. The Company utilized $10.8 million of available losses from prior years as well as a current year tax loss of $36.7 million to offset income resulting from the sale resulting in no regular tax for the year ended December 31, 2013 leaving $8.4 million of losses available to offset taxable income in future periods. However, as a result of the alternative minimum tax provisions, we did incur AMT of $2.1 million increasing the amount of the AMT credit carryforward.

During the year, the Company released $5.6 million from our reserve for uncertain tax positions. This was primarily related to resolution of a Dutch tax issue regarding treatment of certain costs charged to our Dutch affiliate. However, a portion of this amount was offset by an adjustment to the valuation allowance, resulting in a net impact of $2.2 million.

If the U.S. operating loss carryforwards are ultimately realized, there would be no amounts credited to additional paid in capital for tax benefits associated with deductions for income tax purposes related to stock options and convertible debt.

Accumulated Undistributed Earnings of Foreign Subsidiaries

As of December 31, 2013, the book-tax outside basis difference in our foreign subsidiary resulting from unremitted earnings was approximately $334.8 million. Prior to 2013, no U.S. taxes had been recorded on these earnings as it was our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations.

Under ASC 740-30-25-17, no deferred tax liability must be recorded if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings or that the earnings will be remitted in a tax-free manner. Management must consider numerous factors in determining timing and amounts of possible future distribution of these earnings to the parent company and whether a U.S. deferred tax liability should be recorded for these earnings. These factors include the future operating and capital requirements of both the parent company and the subsidiaries, remittance restrictions imposed by foreign governments or financial agreements and tax consequences of the remittance, including possible application of U.S. foreign tax credits and limitations on foreign tax credits that may be imposed by the Internal Revenue Code and regulations.

During the fourth quarter of 2013, management evaluated numerous factors related to the timing and amounts of possible future distribution of these earnings to the parent company, with consideration of the pending sale of the remaining equity interest in Harvest Holding as well as possible sales of other non-U.S. assets. While we will continue to invest the undistributed earnings to the extent possible and operate the Company’s business in the normal course, management is also considering distributions to the Company’s shareholders which could include the distribution of proceeds from the sales of assets by the Company’s foreign subsidiaries to the U.S. parent company resulting in U.S. taxable income. Because management is pursuing various alternatives, a determination was made that it was appropriate to record a deferred tax liability associated with the unremitted earnings of our foreign subsidiaries of $89.9 million in the fourth quarter of 2013. This liability includes $51.1 million which could become payable currently upon the sale of the remaining interest in Harvest Holding and is therefore reflected as a current deferred tax liability.

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

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2009. Our primary income tax jurisdictions and their respective open audit years are:

Tax Jurisdiction	Open Audit Years
United States	2010 – 2013
The Netherlands	2010 – 2013
Singapore	2009 – 2013
United Kingdom	2012 – 2013
Venezuela	2009 – 2013
Colombia	2013

In January 2014, the IRS began an audit of our tax returns for 2011 and 2012.

A reconciliation of the beginning amount, and current year additions, of unrecognized tax benefits follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$5,871	$5,072
Additions for tax positions of prior years	—	799
Reductions for tax positions of prior years	(5,553)	—

Balance at end of year	$318	$5,871

The release of the reserve for uncertain tax positions of $5.6 million during the year ended December 31, 2013 is primarily related to the resolution of a Dutch tax matter regarding treatment of certain costs charged to our Dutch affiliate. However, a portion of this amount was offset by an adjustment to the valuation allowance resulting in a net tax benefit of $2.2 million. If the above tax benefits were recognized, the full amount would affect the effective tax rate. We have accrued interest of $0.0 million, and penalty of $0.1 million. We believe that it is likely that remaining amount for the uncertain tax position will be resolved within the next twelve months, and the amount of unrecognized tax benefits will significantly decrease.

Note 15 – Stock-Based Compensation and Stock Purchase Plans

Total share-based compensation expense, which includes stock options, restricted stock, stock appreciation rights (“SARs”), and restricted stock units (“RSUs”), totaled $2.3 million for the year ended December 31, 2013 ($5.2 million and $4.8 million for the years ended December 31, 2012 and 2011, respectively). All awards utilize the straight line method of amortization over vesting terms. RSUs and SARs can be cash settled and are accounted for as liability instruments.

The cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based awards (excess tax benefits) are classified as financing cash flows. The actual tax benefit realized from share-based awards during the year ended December 31, 2011 was $2.5 million. We did not realize tax benefits from share-based awards during the years ended December 31, 2013 or 2012.

Long Term Incentive Plans

As of December 31, 2013, we had several long term incentive plans under which stock options, restricted stock, SARs and RSUs can be granted to eligible participants including employees, non-employee directors and consultants of our Company or subsidiaries:

•	2010 Long Term Incentive Plan, as amended (“2010 Plan”) – Provides for the issuance of up to 2,725,000 shares of our common stock in satisfaction of stock options, SARs, restricted stock, RSUs and other stock-based awards. No more than 700,000 shares may be granted as restricted stock and no individual may be granted more than 1,000,000 stock options or SARs. The 2010 Plan also permits the granting of performance awards to eligible employees and consultants. In the event of a change in control, all outstanding stock options and SARs become immediately exercisable to the extent permitted by the plan, and any restrictions on restricted stock and RSUs lapse.

•	2006 Long Term Incentive Plan (“2006 Plan”) – Provides for the issuance of up to 1,825,000 shares of our common stock in satisfaction of stock options, SARs and restricted stock. No more than 325,000 shares may be granted as restricted stock, and no individual may be granted more than 900,000 stock options or SARs and not more than 175,000 shares of restricted stock during any period of three consecutive calendar years. The 2006 Plan also permits the granting of performance awards to eligible employees and consultants. In the event of a change in control, all outstanding stock options and SARs become immediately exercisable to the extent permitted by the plan, and any restrictions on restricted stock lapse.

•	2004 Long Term Incentive Plan (“2004 Plan”) – Provides for the issuance of up to 1,750,000 shares of our common stock in satisfaction of stock options, SARs and restricted stock. No more than 438,000 shares may be granted as restricted stock, and no individual may be granted more than 438,000 stock options and not more than 110,000 shares of restricted stock over the life of the plan. The 2004 Plan also permits the granting of performance awards to eligible employees and consultants. In the event of a change in control, all outstanding stock options and SARs become immediately exercisable to the extent permitted by the plan, and any restrictions on restricted stock lapse.

•	2001 Long Term Stock Incentive Plan (“2001 Plan”) – Provides for the issuance of up to 1,697,000 shares of our common stock in the form of Incentive Stock Options and Non-Qualified Stock Options. No officer may be granted more than 500,000 stock options during any one fiscal year, as adjusted for any changes in capitalization, such as stock splits. In the event of a change in control, all outstanding options become immediately exercisable to the extent permitted by the plan.

Stock Options

Stock options granted under the plans must be no less than the fair market value of our common stock on the date of grant. Stock options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. Stock options granted under the plans expire five to ten years from the date of grant. Stock options to purchase 52,333 common shares remained available for grant as of December 31, 2013 (85,006 as of December 31, 2012).

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

We also consider an estimated forfeiture rate for these stock option awards, and we recognize compensation cost only for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. The forfeiture rate is based on historical experience.

Stock option transactions under our various stock-based employee compensation plans are presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands, except exercise price)
Options outstanding as of December 31, 2012	3,897	$9.62	2.6 years	$3,064
Granted	920	4.80
Exercised	(20)	(6.10)
Cancelled	(64)	(6.74)

Options outstanding as of December 31, 2013	4,733	$8.74	2.1 years	$0

Options exercisable as of December 31, 2013	2,905	$9.85	1.3 years	$0

Of the options outstanding, 2.9 million were exercisable at weighted-average exercise price of 9.85 as of December 31, 2013 (2.5 million at $10.12 at December 31, 2012; 2.2 million at $10.15 at December 31, 2011).

During the year ended December 31, 2013, we awarded stock options vesting over three years to purchase 920,004 of our common shares to our employees and executive officers (451,298 and 498,500 stock options during the years ended December 31, 2012 and 2011, respectively).

The value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
For options granted during:
Weighted average fair value	$3.06	$2.85	$5.92
Weighted average expected life	5 years	5 years	5 years
Expected volatility (1)	79.4%	67.3%	61.3%
Risk-free interest rate	1.3%	0.7%	1.8%
Dividend yield	0.0%	0.0%	0.0%

(1)	Expected volatilities are based on historical volatilities of our stock.

A summary of our unvested stock option awards as of December 31, 2013, and the changes during the year then ended is presented below:

Unvested Stock Options	Outstanding	Weighted- Average Grant-Date Fair Value

	(in thousands, except per share amount)
Unvested as of December 31, 2012	1,380	$4.88
Granted	920	3.06
Vested	(452)	(4.27)
Forfeited	(20)	(3.04)

Unvested as of December 31, 2013	1,828	4.14

In September 2005, we issued 225,000 options at an exercise price of $10.91, and 165,000 options at an exercise price of $10.80, both from the 2004 Plan. From the 2001 Plan, we issued 85,000 options at an exercise price of $10.80. These grants all contained performance requirements. The performance requirements state that the average closing price of the Company’s common stock must equal or exceed $20 per share for ten consecutive trading days for these options to vest. These options are included as unvested options in the tables above.

The total intrinsic value of stock options exercised during the year ended December 31, 2013 was $0.1 million (2012: $0.3 million; 2011: $1.4 million). The total fair value of stock options that vested during the year ended December 31, 2013, was $1.9 million ($1.9 million and $2.7 million during the years ended December 31, 2012 and 2011, respectively).

As of December 31, 2013, there was $3.1 million of total future compensation cost related to unvested stock option awards that are expected to vest. That cost is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

Restricted stock is issued on the grant date, but cannot be sold or transferred. Restricted stock granted to directors vest one year after date of grant. Restricted stock granted to employees vest at the third year after date of grant. Vesting of the restricted stock is dependent upon the employee’s continued service to Harvest.

A summary of our restricted stock awards as of December 31, 2013, and the changes during the year then ended is presented below:

Restricted Stock	Outstanding	Weighted Average Grant-Date Fair Value

Unvested as of December 31, 2012	284,750	$8.93
Granted	190,002	4.80
Vested	(160,600)	(7.23)
Forfeited	0

Unvested as of December 31, 2013	314,152	7.30

On July 18, 2013, we awarded 100,002 shares of restricted stock to directors and 90,000 shares to employees as long-term incentives (0 and 179,050 shares during the years ended December 31, 2012 and 2011, respectively). In each of the years 2012 and 2011, we awarded 2,000 shares to new hire employees as employment inducement grants under a New York Stock Exchange (“NYSE”) exception (there were no such awards during the year ended December 31, 2013). The restricted stock issued in 2013 had an aggregate fair value at the date of grant of $0.9 million ($0.01 million and $2.0 million during the years ended December 31, 2012 and 2011, respectively). The restricted stock is scheduled to vest at the third year after date of grant for employees and one year after date of grant for directors. The value of the restricted stock that vested during the year ended December 31, 2013 was $1.2 million ($0.8 million and $3.4 million during the years ended December 31, 2012 and 2011, respectively). The weighted average grant date fair value of awards granted in 2012 was $5.85 and in 2011 it was $11.21.

As of December 31, 2013 there was $0.8 million of total future compensation cost related to unvested restricted stock awards that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.4 years.

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

SAR award transactions under our employee compensation plans are presented below:

Stock Appreciation Rights	SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

				(in thousands)
SARs outstanding as of December 31, 2012	932,202	$4.99
Granted	213,996	4.80
Exercised	0
Cancelled	(19,000)	(5.12)

SARs outstanding as of December 31, 2013	1,127,198	$4.95	3.26 years	$0

SARs exercisable as of December 31, 2013	394,394	$4.91	2.84 years	$0

Of the SAR awards outstanding, 74,997 were exercisable at weighted-average exercise price of $4.60 as of December 31, 2012 and 83,000 were exercisable at weighted-average exercise price of $4.60 at December 31, 2011.

During the year ended December 31, 2013, we awarded 213,996 SARs vesting over three years to our employees and executive officers (707,202 and 0 during the years ended December 31, 2012 and 2011, respectively).

The value of each SAR award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions discussed above.

A summary of our unvested SAR awards as of December 31, 2013, and the changes during the year then ended is presented below:

Unvested Stock Appreciation Rights	Outstanding	Weighted- Average Fair Value

Unvested as of December 31, 2012	857,205	$6.18
Granted	213,996	2.73
Vested	(323,063)	(2.46)
Forfeited	(15,334)	(2.47)

Unvested as of December 31, 2013	732,804	2.54

No SAR awards were exercised during the years ended December 2013 and 2011. The total intrinsic value of SAR awards exercised during the year ended December 31, 2012 was $0.3 million. The total fair value of SAR awards that vested during the year ended December 31, 2013, was $0.8 million ($0.3 million and $0.2 million during the years ended December 31, 2012 and 2011, respectively).

In September 2005, we issued 250,000 stock units with performance requirements at an exercise price of $10.80. The performance requirements are that the average closing price of the Company’s common stock must equal or exceed $25 per share for ten consecutive trading days for these stock units to vest. Upon vesting and exercise, the holder is entitled to 100 percent of the fair market value of the Company’s common stock on exercise date less the exercise price of $10.80. The settlement of these stock units would be a cash payment. These stock units are in addition to the units reflected in the tables above.

As of December 31, 2013, there was $1.2 million of total future compensation cost related to unvested SAR awards that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.8 years.

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

A summary of our RSU awards as of December 31, 2013, and the changes during the year then ended is presented below:

Restricted Stock Units	Outstanding	Weighted- Average Fair Value

Unvested as of December 31, 2012	530,006	$9.07
Granted	0
Vested	(202,668)	(4.12)
Forfeited	(5,000)	(4.52)

Unvested as of December 31, 2013	322,338	4.52

During 2012, we awarded 388,000 RSU awards to employees and directors (none during 2011). The RSU awards issued in 2012 had an aggregate fair value at their date of grant of $2.0 million. The 202,668 RSU awards which vested in 2013 were settled in cash. The value of the RSU awards that vested during the year ended December 31, 2013 was $0.8 million ($0.4 million and $0.6 million during the years ended December 31, 2012 and 2011, respectively).

As of December 31, 2013 there was $0.5 million of total future compensation cost related to unvested RSU awards expected to vest. That cost is expected to be recognized over a weighted average period of 1.3 years.

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

The Warrants include anti-dilution provisions which adjust the number of warrants and the exercise price per warrant based on the issuance of additional shares. Under the anti-dilution provision, 105,667 additional warrants were issued in the year ended December 31, 2013 (118,327 and 2,007 additional warrants during the years ended December 31, 2012 and 2011, respectively). In addition, the exercise price per share for all Warrants was repriced to $12.95 per warrant. The Warrants are classified as a liability on our consolidated balance sheets and marked to market.

If a fundamental change occurs, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50% of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.” The completion of the second closing sale to Petroandina, assuming no prior fundamental change event, would result in a fundamental change event requiring the repurchase of the Warrants. See Note 12 – Warrant Derivative Liabilities for the impact on the valuation of the warrant derivative liabilities.

In connection with the 11 percent senior unsecured notes issued October 11, 2012, we issued warrants to purchase up to 0.7 million share of our common stock with an exercise price of $10.00 per share. The warrants can be exercised at any time up until the three-year anniversary of the closing. The Black-Scholes option pricing model was used in pricing the warrants. On the date of issuance in the year ended December 31, 2012, we recorded a credit to additional paid in capital of $2.8 million for the fair value of the warrants with a corresponding discount on debt on our consolidated balance sheet.

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at December 31, 2013 were:

			Warrants
Date Issued	Expiration Date	Exercise Price	Issued	Outstanding
			(in thousands)
November 2010	November 2015	$12.95	1,600	1,600
October 2011	November 2015	12.95	2	2
March 2012	November 2015	12.95	73	73
August 2012	November 2015	12.95	30	30
October 2012	November 2015	12.95	15	15
July 2013	November 2015	12.95	29	29
October 2013	November 2015	12.95	22	22
November 2013	November 2015	12.95	55	55
October 2012	October 2015	10.00	687	687

			2,513	2,513

Note 16 – Operating Segments

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Operations included under the heading “United States” include corporate management, cash management, business development and financing activities performed in the United States and other countries, which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States segment and are not allocated to other operating segments. In previous years, charges for intersegment general and administrative and interest expenses were included in results for the respective operating segments, and operating segment assets included intersegment receivables and loans. Segment income (loss) and operating segment assets for prior periods have been adjusted to conform to the current presentation method in which intersegment items are eliminated from each segment’s results and assets.

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Segment Income (Loss) Attributable to Harvest
Venezuela	$58,640	$51,584	$54,974
Gabon	(12,908)	(2,902)	(6,158)
Indonesia	(9,213)	(4,052)	(45,416)
United States	(120,465)	(42,431)	(33,685)

Income (loss) from continuing operations (a)	(83,946)	2,199	(30,285)
Discontinued operations	(5,150)	(14,410)	86,245

Net income (loss) attributable to Harvest	$(89,096)	$(12,211)	$55,960

(a)	Net of net income attributable to noncontrolling interest.

	As of December 31,
	2013	2012
	(in thousands)
Operating Segment Assets
Venezuela	$500,946	$428,992
Gabon	107,851	80,908
Indonesia	5,004	9,587
United States	121,050	77,037

	734,851	596,524
Discontinued operations	29	313

Total Assets	$734,880	$596,837

Note 17 – Related Party Transactions

In November 2013, the Company sold 1,704,800 shares of its common stock in private placements to twelve purchasers for a price of $3.15 per share resulting in $5.4 million of proceeds from the sale. 246,000 shares of common stock sold in these transactions were sold to six officers and directors of the Company for the same purchase price of $3.15 per share or a total of $0.8 million.

On December 12, 2013, Harvest-Vinccler made an in-kind distribution to its shareholders of a note receivable from HNR Energia that it held. As a result, Vinccler received a $10.4 million note. HNR Energia paid $4.3 million of the amount owed on the note leaving $6.1 million outstanding as of December 31, 2013. Principal and interest are payable upon the maturity date of June 30, 2016. Interest accrues at a rate of US dollar based LIBOR plus 0.5%.

Note 18 – Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2013
Expenses	$(5,171)	$(9,653)	$(9,516)	$(21,096)
Non-operating loss	2,253	(1,273)	(7,764)	(19,577)

Loss from continuing operations before income taxes	(2,918)	(10,926)	(17,280)	(40,673)
Income tax expense (benefit)	39	(1,415)	(765)	75,228

Loss from continuing operations	(2,957)	(9,511)	(16,515)	(115,901)
Earnings (loss) from equity affiliate	49,471	7,602	25,747	(10,242)

Income (loss) from continuing operations	46,514	(1,909)	9,232	(126,143)
Discontinued operations	(485)	(1,006)	(2,586)	(1,073)

Net income (loss)	46,029	(2,915)	6,646	(127,216)
Less: net income (loss) attributable to noncontrolling interest	9,932	1,551	4,693	(4,536)

Net income (loss) attributable to Harvest	$36,097	$(4,466)	$1,953	$(122,680)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.93	$(0.09)	$0.12	$(2.99)
Discontinued operations	(0.01)	(0.03)	(0.07)	(0.03)

Net income (loss) attributable to Harvest	$0.92	$(0.12)	$0.05	$(3.02)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.92	$(0.09)	$0.12	$(2.99)
Discontinued operations	(0.01)	(0.03)	(0.07)	(0.03)

Net income (loss) attributable to Harvest	$0.91	$(0.12)	$0.05	$(3.02)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Year ended December 31, 2012
Expenses	$(8,128)	$(7,837)	$(6,694)	$(16,167)
Non-operating loss	(2,279)	(3,085)	(1,734)	(6,832)

Loss from continuing operations before income taxes	(10,407)	(10,922)	(8,428)	(22,999)
Income tax expense (benefit)	(1,220)	(1,022)	1,723	(90)

Loss from continuing operations	(9,187)	(9,900)	(10,151)	(22,909)
Earnings from equity affiliate	16,896	22,829	20,299	7,745

Income (loss) from continuing operations	7,709	12,929	10,148	(15,164)
Discontinued operations	(5,427)	(2,164)	(347)	(6,472)

Net income (loss)	2,282	10,765	9,801	(21,636)
Less: net income attributable to noncontrolling interest	3,322	4,540	4,050	1,511

Net income (loss) attributable to Harvest	$(1,040)	$6,225	$5,751	$(23,147)

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.13	$0.23	$0.16	$(0.43)
Discontinued operations	(0.16)	(0.06)	(0.01)	(0.16)

Net income (loss) attributable to Harvest	$(0.03)	$0.17	$0.15	$(0.59)

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.12	$0.21	$0.16	$(0.43)
Discontinued operations	(0.14)	(0.06)	(0.01)	(0.16)

Net income (loss) attributable to Harvest	$(0.02)	$0.15	$0.15	$(0.59)

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

TABLE I –	Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

	Gabon	Indonesia	Oman*	United States* and Other	Total
Year Ended December 31, 2013
Unproved exploration costs	$26,214	$0	$0	$0	$26,214

	$26,214	$0	$0	$0	$26,214

Year Ended December 31, 2012
Unproved exploration costs	$30,386	$4,078	$6,741	$0	$41,205

	$30,386	$4,078	$6,741	$0	$41,205

Year Ended December 31, 2011
Unproved acquisition costs	$0	$3,660	$0	$0	$3,660
Unproved exploration costs	46,107	34,596	10,901	0	91,604

	$46,107	$38,256	$10,901	$0	$95,264

*	Oman operations, Colombia operations and operations in the United States related to the Antelope Project have been discontinued operations. See Note 5 – Dispositions, Discontinued Operations for additional information.

TABLE II –	Capitalized costs related to oil and natural gas producing activities (in thousands):

	Gabon (a)	Indonesia	Oman*	United States* and Other	Total
Year Ended December 31, 2013
Unproved property costs	$99,447	$4,470	$0	$0	$103,917
Oilfield Inventories	3,966	130	0	0	4,096

	$103,413	$4,600	$0	$0	$108,013

Year Ended December 31, 2012
Unproved property costs	$73,233	$5,220	$0	$0	$78,453
Oilfield Inventories	3,209	130	0	0	3,339

	$76,442	$5,350	$0	$0	$81,792

Year Ended December 31, 2011
Unproved property costs	$46,447	$5,195	$5,084	$2,900	$59,626
Oilfield Inventories	2,480	140	209	0	2,829

	$48,927	$5,335	$5,293	$2,900	$62,455

(a)	Drilling activities were completed in September 2011 for Dussafu Ruche Marin-1 (“DRM-1”) exploratory well on the Dussafu PSC. DRM-1 well costs of $39.2 million were suspended pending further exploration and development activities. Exploration activities continued in 2012 with the acquisition of additional seismic and the spud of our second exploration well, DTM-1, on November 19, 2012.
*	Oman operations, Colombia operations and operations in the United States related to the Antelope Project have been discontinued operations. See Note 5 – Dispositions, Discontinued Operations for additional information.

We regularly evaluate our unproved properties to determine whether impairment has occurred. We have excluded from amortization our interest in unproved properties and the cost of uncompleted exploratory activities. The principal portion of such costs is expected to be included in amortizable costs during the next two to three years.

Unproved property costs at December 31, 2013 relates to two on-going projects. Costs incurred by year are as follows (in thousands):

	Total	2013	2012	2011	Prior
Property acquisition costs	$12,463	$0	$0	$3,660	$8,803
Exploration costs	91,454	26,214	27,415	34,751	3,074

Total unproved property costs	$103,917	$26,214	$27,415	$38,411	$11,877

TABLE III –	Results of operations for oil and natural gas producing activities (in thousands):

	Year Ended December 31,
	2013	2012
Revenue:
Oil and natural gas revenues	$0	$0

Expenses:
Operating, selling and distribution expenses and taxes other than on income	0	0
Exploration expense	15,155	9,068
Impairment of oil and gas properties costs	575	9,312
Dry hole costs	0	5,617
Depletion	0	0

Total expenses	15,730	23,997

Results of operations from oil and natural gas producing activities.	$(15,730)	$(23,997)

TABLE IV –	Quantities of Oil and Natural Gas Reserves

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

See the following section Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Venezuela Equity Affiliate as of December 31, 2013, 2012 and 2011, TABLE IV – Quantities of Oil and Natural Gas Reserves for Petrodelta’s reserves.

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

	Year Ended December 31, 2011

	Oil and NGL (MBbls)	Gas (MMcf)

Proved Reserves:
United States:
Proved Reserves at January 1	3,515	6,492
Revisions	—	—
Acquisitions	—	—
Sales of reserves in place	(3,454)	(6,155)
Extensions	—	—
Production	(61)	(337)

Proved Reserves at December 31	—	—

TABLE V –	Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities

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

As of December 31, 2013 and 2012, we did not have a direct interest in any proved reserves. See the following section Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Venezuela Equity Affiliate as of December 31, 2013, 2012 and 2011, TABLE V – Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities for Petrodelta’s reserves.

TABLE VI –	Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves:

United States
Year Ended December 31, 2011

(in thousands)
Standardized Measure at January 1	$29,970
Sales of oil and natural gas, net of related costs	(3,334)
Revisions to estimates of proved reserves:
Net changes in prices, net of production costs	26,140
Quantities	—
Purchase and sale of reserves in place	(45,627)
Extensions, discoveries and improved recovery, net of future costs	—
Accretion of discount	—
Development costs incurred	2,784
Changes in estimated development costs	—
Net change in income taxes	(9,933)

Standardized Measure at December 31	$—

Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Petrodelta S.A.

The following tables summarize the proved reserves, drilling and production activity, and financial operating data at the end of each year for our net interest in Petrodelta. Tables I through III provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on our estimated proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows.

As discussed further in Note 5 – Dispositions, Share Purchase Agreement, on December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol, its parent, to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. As a result, our net ownership interest in Petrodelta as of December 31, 2013 is 20.4 percent. For periods prior to December 16, 2013, our net ownership interest was 32 percent.

Petrodelta is accounted for under the equity method, and has been included at its ownership interest in the consolidated financial statements and the following Tables based on a year ending December 31 and, accordingly, results of operations for oil and natural gas producing activities in Venezuela reflect the year ended December 31, 2013, 2012 and 2011.

TABLE I –	Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

	Year ended December 31,
	2013 (1)	2012 (1)	2011 (1)
Development costs	$83,680	$66,342	$45,364

(1)	These costs are stated net to our 32.0% interest through December 15, 2013 and 20.4% thereafter.

TABLE	II – Capitalized costs related to oil and natural gas producing activities (in thousands):

	As of December 31,
	2013 (1)	2012 (2)	2011 (2)
Proved property costs	$213,181	$250,259	$184,640
Unproved property costs	0	0	1,434
Oilfield inventories	25,393	28,992	13,764
Less accumulated depletion and impairment	(72,683)	(81,629)	(57,346)

	$165,891	$197,622	$142,492

(1)	Net to our 20.4% interest at December 31, 2013.
(2)	Net to our 32.0% interest at December 31, 2012 and 2011.

TABLE	III – Results of operations for oil and natural gas producing activities (in thousands):

	Year Ended December 31,
	2013 (2)	2012 (2)	2011 (2)
Revenue:
Oil and natural gas revenues	$419,307	$404,577	$360,222
Royalty	(139,093)	(132,802)	(118,339)

	280,214	271,775	241,883
Expenses:
Operating, selling and distribution expenses and taxes other than on income (1)	120,613	149,082	114,835
Depletion	31,660	24,284	17,531
Income tax expense	63,970	49,205	54,759

Total expenses	216,243	222,571	187,125

Results of operations from oil and natural gas producing activities	$63,971	$49,204	$54,758

(1)	Expenses include operating expenses, production taxes and Windfall Profits Tax. Net to our percent interest, Windfall Profits Tax for December 31, 2013 was $56.4 million ($93.2 million and $76.0 million for the years ended December 31, 2012 and 2011, respectively).
(2)	These results are stated net to our 32.0% interest through December 15, 2013 and 20.4% thereafter.

TABLE	IV – Quantities of Oil and Natural Gas Reserves

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

During 2013, Petrodelta drilled and completed 13 production wells. 11 of the wells were previously identified Proved Undeveloped (“PUD”) locations and 2 wells were previously classified Probable, Possible or undefined locations. In 2013, an additional 5 PUD locations were identified through drilling activity; however, 25 PUD locations which are scheduled to be drilled five years after the wells were originally identified have been reclassified as Probable reserves. At December 31, 2013, Petrodelta had a total of 133 PUD (10.6 MMBOE) locations identified. Since the implementation of its 2007 business plan, Petrodelta has drilled 80 gross production wells (2009 15 wells [2.0 MMBOE], 2010 16 wells [2.0 MMBOE], 2011 15 wells [2.1 MMBOE], 2012 12 wells [2.2 MMBOE] and 2013 13 wells [1.2 MMBOE]) which have moved to the proved developed producing (“PDP”) category.

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

Proved undeveloped reserves of 10.6 MMBOE from 133 gross PUD locations are all scheduled to be drilled within the period from 2014 to 2017 and within five years from when these locations were first identified.

All above MMBOE represent our net 20.4 percent interest, net of a 33.33 percent royalty.

The tables shown below represent HNR Finance’s 40 percent ownership interest and our net percent ownership interest, both net of a 33.33 percent royalty, in Venezuela in each of the years.

	HNR Finance	Minority Interest in Venezuela	32%/20.4% Net Total

Proved Reserves-Crude oil, condensate, and natural gas liquids (MBbls)

Year Ended December 31, 2013 (32% to 20.4% net interest)
Proved Reserves at January 1, 2013 (32% net interest)	43,161	(8,632)	34,529
Revisions	(3,668)	1,798	(1,870)
Extensions	804	(161)	643
Production	(3,877)	775	(3,102)
Reduction in indirect ownership interest to 20.4% net interest	0	(11,626)	(11,626)

Proved Reserves at end of the year (20.4% net interest)	36,420	(17,846)	18,574

As of December 31, 2013 (20.4% net interest)
Proved
Developed	16,436	(8,054)	8,382
Undeveloped	19,984	(9,792)	10,192

Total Proved	36,420	(17,846)	18,574

Year Ended December 31, 2012 (32% net interest)
Proved Reserves at January 1, 2012	48,332	(9,667)	38,665
Revisions	(3,941)	788	(3,153)
Extensions	2,283	(456)	1,827
Production	(3,513)	703	(2,810)

Proved Reserves at end of the year	43,161	(8,632)	34,529

As of December 31, 2012 (32% net interest)
Proved
Developed	15,607	(3,121)	12,486
Undeveloped	27,554	(5,511)	22,043

Total Proved	43,161	(8,632)	34,529

Year Ended December 31, 2011 (32% net interest)
Proved Reserves at January 1, 2011	52,105	(10,421)	41,684
Revisions	(10,829)	2,166	(8,663)
Extensions	10,093	(2,019)	8,074
Production	(3,037)	607	(2,430)

Proved Reserves at end of the year	48,332	(9,667)	38,665

As of December 31, 2011 (32% net interest)
Proved
Developed	17,147	(3,430)	13,717
Undeveloped	31,185	(6,237)	24,948

Total Proved	48,332	(9,667)	38,665

	HNR Finance	Minority Interest in Venezuela	32%/20.4% Net Total
Proved Reserves-Natural gas (MMcf)
Year Ended December 31, 2013 (32% to 20.4% net interest)
Proved Reserves at January 1, 2013	29,012	(5,802)	23,210
Revisions	(2,914)	1,428	(1,486)
Extensions	126	(25)	101
Production	(1,427)	285	(1,142)
Reduction in indirect ownership interest to 20.4%	0	(8,036)	(8,036)

Proved Reserves at end of the year	24,797	(12,150)	12,647

As of December 31, 2013 (20.4% net interest)
Proved
Developed	20,451	(10,021)	10,430
Undeveloped	4,346	(2,129)	2,217

Total Proved	24,797	(12,150)	12,647

Year Ended December 31, 2012(32% net interest)
Proved Reserves at January 1, 2012	34,800	(6,960)	27,840
Revisions	(4,952)	991	(3,961)
Extensions	391	(78)	313
Production	(1,227)	245	(982)

Proved Reserves at end of the year	29,012	(5,802)	23,210

As of December 31, 2012 (32% net interest)
Proved
Developed	22,383	(4,477)	17,906
Undeveloped	6,629	(1,325)	5,304

Total Proved	29,012	(5,802)	23,210

Year Ended December 31, 2011(32% net interest)
Proved Reserves at January 1, 2011	62,568	(12,513)	50,055
Revisions	(29,111)	5,822	(23,289)
Extensions	2,627	(526)	2,101
Production	(1,284)	257	(1,027)

Proved Reserves at end of the year	34,800	(6,960)	27,840

As of December 31, 2011(32% net interest)
Proved
Developed	25,364	(5,073)	20,291
Undeveloped	9,436	(1,887)	7,549

Total Proved	34,800	(6,960)	27,840

TABLE	V – Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities

The standardized measure of discounted future net cash flows is presented in accordance with the provisions of the accounting standard on disclosures about oil and gas producing activities. In preparing this data, assumptions and estimates have been used, and we caution against viewing this information as a forecast of future economic conditions.

Future cash inflows are estimated by an applying the average price during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for fixed and determinable escalations provided by the contract, to the estimated future production of year-end proved reserves. Our average prices used were $84.14 per barrel for oil for the El Salto field ($89.77 in 2012 and $98.37 in 2011) and $97.89 per barrel for the other fields ($100.41 in 2012 and $98.37 in 2011), and $1.54 per Mcf for gas ($1.54 per Mcf in 2012 and $1.54 per Mcf in 2011). Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.

The table shown below represents HNR Finance’s net interest in Petrodelta.

	HNR Finance	Minority Interest in Venezuela	Net 32%/20.4% Total
	(in thousands)
As of December 31, 2013 (20.4% net interest)
Future cash inflows from sales of oil and gas	$3,267,240	$(1,600,948)	$1,666,292
Future production costs (1)	(1,352,126)	662,542	(689,584)
Future development costs	(240,844)	118,014	(122,830)
Future income tax expenses	(696,657)	341,362	(355,295)

Future net cash flows	977,613	(479,030)	498,583
Effect of discounting net cash flows at 10%	(346,113)	169,595	(176,518)

Standardized measure of discounted futurenet cash flows	$631,500	$(309,435)	$322,065

As of December 31, 2012 (32% net interest)
Future cash inflows from sales of oil and gas	$4,104,602	$(820,920)	$3,283,682
Future production costs (2)	(1,992,109)	398,421	(1,593,688)
Future development costs	(364,986)	72,997	(291,989)
Future income tax expenses	(769,578)	153,916	(615,662)

Future net cash flows	977,929	(195,586)	782,343
Effect of discounting net cash flows at 10%	(415,711)	83,142	(332,569)

Standardized measure of discounted futurenet cash flows	$562,218	$(112,444)	$449,774

As of December 31, 2011(32% net interest)
Future cash inflows from sales of oil and gas	$4,862,351	$(972,470)	$3,889,881
Future production costs (3)	(2,400,980)	480,196	(1,920,784)
Future development costs	(260,896)	52,179	(208,717)
Future income tax expenses	(1,025,295)	205,059	(820,236)

Future net cash flows	1,175,180	(235,036)	940,144
Effect of discounting net cash flows at 10%	(496,127)	99,225	(396,902)

Standardized measure of discounted futurenet cash flows	$679,053	$(135,811)	$543,242

(1)	Future production costs include operating costs, production taxes and Windfall Profits Tax. For 2013, Windfall Profits Tax equates to $848 million, or 63 percent, of the $1,352 million of undiscounted future production costs.
(2)	Future production costs include operating costs, production taxes and Windfall Profits Tax. For 2012, Windfall Profits Tax equates to $1,465 million, or 74 percent, of the $1,992 million of undiscounted future production costs.
(3)	Future production costs include operating costs, production taxes and Windfall Profits Tax. For 2011, Windfall Profits Tax equates to $1,622 million, or 68 percent, of the $2,400 million of undiscounted future production costs.

TABLE	VI – Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves (in thousands):

	Net Interest in Venezuela
	Year Ended December 31,
	2013	2012	2011
	(32% to 20.4%)	(32%)	(32%)
Standardized Measure at January 1	$449,774	$543,242	$584,959
Sales of oil and natural gas, net of related costs	(159,601)	(122,693)	(127,049)
Revisions to estimates of proved reserves:
Net changes in prices, net of production taxes	57,745	(44,084)	(108,785)
Quantities	(61,614)	(91,770)	(221,510)
Extensions, discoveries and improved recovery, net of future costs	21,040	52,535	201,203
Accretion of discount	51,710	100,028	113,310
Net change in income taxes	12,656	86,445	77,006
Development costs incurred	83,680	66,342	45,364
Changes in estimated development costs	7,356	(131,356)	(13,564)
Reduction in indirect ownership interest to 20.4%	(142,007)	0	0
Timing differences and other	1,326	(8,915)	(7,692)

Standardized Measure at December 31	$322,065	$449,774	$543,242

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
(Registrant)

Date:	March 17, 2014	By:	/s/ James A. Edmiston
James A. Edmiston
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the             of March 2014, on behalf of the registrant and in the capacities indicated:

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