Form 10-Q
period 2014-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2014-05-12
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

At May 1, 2014, the Registrant had 42,103,641 shares of its Common Stock outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,638	$120,897
Restricted cash	50	148
Accounts receivable, net	313	1,962
Deferred income taxes	81	81
Prepaid expenses and other	739	2,030

TOTAL CURRENT ASSETS	18,821	125,118
LONG-TERM RECEIVABLE – EQUITY AFFILIATE	13,875	15,097
INVESTMENT IN EQUITY AFFILIATE	504,288	485,401
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	103,802	108,013
Other administrative property, net	302	378

TOTAL PROPERTY AND EQUIPMENT, NET	104,104	108,391

OTHER ASSETS	883	873

TOTAL ASSETS	$641,971	$734,880

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$2,767	$4,398
Accrued expenses	10,678	22,659
Accrued interest	62	380
Income taxes payable	45	2,178
Current deferred tax liability	38,463	43,162
Current portion – long term debt	0	77,480
Note payable to noncontrolling interest owner	6,109	6,109
Other current liabilities	159	419

TOTAL CURRENT LIABILITIES	58,283	156,785
WARRANT DERIVATIVE LIABILITY	1,953	1,953
LONG-TERM DEFERRED TAX LIABILITY	33,510	29,787
OTHER LONG-TERM LIABILITIES	524	558
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	0	0
Common stock, par value $0.01 a share; authorized 80,000 shares at March 31, 2014 (December 31, 2013: 80,000 shares); issued 48,666 shares at March 31, 2014 (December 31, 2013: 48,666 shares)	487	487
Additional paid-in capital	276,964	276,083
Retained earnings	84,274	92,282
Treasury stock, at cost 6,562 shares at March 31, 2014 (December 31, 2013: 6,551 shares)	(66,268)	(66,222)

TOTAL HARVEST STOCKHOLDERS’ EQUITY	295,457	302,630
NONCONTROLLING INTERESTS	252,244	243,167

TOTAL EQUITY	547,701	545,797

TOTAL LIABILITIES AND EQUITY	$641,971	$734,880

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
EXPENSES:
Depreciation and amortization	$76	$87
Exploration expense	1,833	1,730
Impairment expense	4,460	0
General and administrative	6,301	3,354

	12,670	5,171

LOSS FROM OPERATIONS	(12,670)	(5,171)
OTHER NON-OPERATING INCOME (EXPENSE):
Investment earnings and other	4	46
Loss on sale of interest in Harvest Holding	(966)	0
Unrealized gain on derivatives	0	3,785
Interest expense	(47)	(1,198)
Loss on extinguishment of debt	(4,749)	0
Foreign currency transaction gains (losses)	(469)	92
Other non-operating expenses	(220)	(472)

	(6,447)	2,253

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(19,117)	(2,918)
INCOME TAX EXPENSE (BENEFIT)	(954)	39

LOSS FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM EQUITY AFFILIATE	(18,163)	(2,957)
EARNINGS FROM EQUITY AFFILIATE	18,887	49,471

INCOME FROM CONTINUING OPERATIONS	724	46,514
DISCONTINUED OPERATIONS	(131)	(485)

NET INCOME	593	46,029
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,601	9,932

NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST [COMPREHENSIVE INCOME (LOSS)]	$(8,008)	$36,097

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.19)	$0.93
Discontinued operations	0.00	(0.01)

Basic earnings (loss) per share	$(0.19)	$0.92

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.19)	$0.92
Discontinued operations	0.00	(0.01)

Diluted earnings (loss) per share	$(0.19)	$0.91

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$593	$46,029
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	76	95
Impairment expense	4,460	0
Amortization of debt financing costs	0	357
Amortization of discount on debt	0	634
Loss on sale of interest in Harvest Holding	966	0
Foreign currency transaction loss	1,349	436
Loss on extinguishment of debt	4,749	0
Earnings from equity affiliate	(18,887)	(49,471)
Share-based compensation-related charges	881	680
Unrealized gain on derivatives	0	(3,785)
Changes in operating assets and liabilities:
Accounts and notes receivable	1,649	(4,219)
Prepaid expenses and other	12	218
Other assets	(10)	370
Accounts payable	(1,631)	4,129
Accrued expenses	(11,404)	(5,138)
Accrued interest	(318)	14
Income taxes payable	(2,133)	6
Deferred tax asset and liabilities	(976)	0
Other current liabilities	(260)	(122)
Other long-term liabilities	(34)	(644)

NET CASH USED IN OPERATING ACTIVITIES	(20,918)	(10,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Transaction costs from sale of interest in Harvest Holding	(2,494)	0
Additions of property and equipment	(498)	(30,523)
Advances to equity affiliate	(127)	(117)
(Increase) decrease in restricted cash	98	(178)

NET CASH USED IN INVESTING ACTIVITIES	(3,021)	(30,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(79,750)	0
Contributions from noncontrolling interest owners	476	0
Net proceeds from issuances of common stock	0	112
Treasury stock purchases	(46)	0
Financing costs	0	(80)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,320)	32

NET DECREASE IN CASH AND CASH EQUIVALENTS	(103,259)	(41,197)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,897	72,627

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,638	$31,430

Supplemental Schedule of Noncash Investing and Financing Activities:
Increase (decrease) in current liabilities related to additions of property and equipment	$(249)	$(11,649)

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013 (unaudited)

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013, and the cash flows for the three months ended March 31, 2014 and 2013. The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated condensed financial statements included in this Quarterly Report on Form 10-Q should be read with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Financial Statements”) which include certain definitions and a summary of significant accounting policies. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Share Purchase Agreement

As discussed further in the 2013 Financial Statements, on December 16, 2013, Harvest Natural Resources, Inc. (“Harvest” or the “Company”) and HNR Energia, B.V. (“HNR Energia”) entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Petroandina Resources Corporation N.V. (“Petroandina”, a wholly owned subsidiary of Pluspetrol Resources Corporation B.V. (“Pluspetrol”)) and Pluspetrol to sell all of our 80 percent equity interest in Harvest-Vinccler Dutch Holding, B.V. (“Harvest Holding”) to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. Prior to December 16, 2013, we indirectly owned 80 percent of Harvest Holding, and we had one partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., (“Vinccler”), which owned the remaining noncontrolling interest in Harvest Holding of 20 percent. As a result of this first sale, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013 and the noncontrolling interest owners hold the remaining 49 percent with Petroandina having 29 percent and Vinccler continuing to own 20 percent. The second closing, for the sale of a 51 percent equity interest in Harvest Holding for a cash purchase price of $275 million, will be subject to, among other things, approval by the holders of a majority of our common stock and approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns the other 60 percent interest in Petrodelta). On May 7, 2014, Harvest’s stockholders voted to authorize the sale of the remaining interests in Venezuela.

Harvest Holding owns, indirectly through wholly owned subsidiaries, a 40 percent equity interest in Petrodelta, S.A. (“Petrodelta”). Through our indirect 51 percent in Harvest Holding, we indirectly own a net 20.4 percent interest in Petrodelta for the period from December 16, 2013 to date, and prior to December 16, 2013 we indirectly owned a 32 percent interest in Petrodelta through our indirect 80 percent interest in Harvest Holding during this period.

Note 2 – Liquidity

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. Our primary use of cash has been to fund oil and gas exploration projects, principal payments on debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. See the 2013 Financial Statements for our contractual commitments.

On January 11, 2014, we used $80.0 million of the $125 million in proceeds from the sale of the 29 percent interest in Harvest Holding that we received on December 16, 2013 to redeem all of our 11% Senior Notes due 2014 and the accrued unpaid interest. The remaining $45.0 million of the proceeds from the sale of the 29 percent interest in Harvest Holding have been or will be used to pay costs associated with the sale of our Venezuelan interests, to pay severance costs, to make capital expenditures, to pay taxes related to the sale and for general operating expenses. Those remaining proceeds will also be used to repurchase certain outstanding warrants if a “Fundamental Change” is consummated under the terms of those warrants. As of March 31, 2014, we have cash and cash equivalents of $17.6 million which we expect to be adequate to meet our short-term liquidity requirements.

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

If the proposed sale of our remaining Venezuelan interests is completed and/or the sale of other non-Venezuelan assets are completed, a significant portion of our assets will be cash from the proceeds of such transactions. However, the timing of the sale of our remaining 51 percent interest in Harvest Holding or sales of other assets is beyond our control, and we will continue to have operating and capital requirements until these sales are completed. Depending on the timing of these events, we anticipate using a portion of the proceeds from the sale of 51 percent interest in Harvest Holding to pay for expenses and other costs related to the transaction, which we estimate will be approximately $4 million ($1.0 million of which has been incurred as of March 31, 2014); to pay taxes related to the transaction, which we estimate will be approximately $50.1 million. In addition, if we do not sell our non-Venezuelan assets before the sale of the 51 percent interest in Harvest Holding, then we estimate that we will need to retain a portion of the proceeds to fund projected general operating expenses and capital expenditures. Some of these costs will be paid from funds remaining from the proceeds of the initial sale of the 29 percent interest in Harvest Holding. If we sell our non-Venezuelan assets before the sale of the remaining 51 percent interest in Harvest Holding, then our requirements for projected general operating expenses and capital expenditures would be reduced. We will also use these funds to pay any severance or other costs during 2014 associated with the possible severance of some of our personnel in connection with a downsizing of the Company both related to the sale of our Venezuelan interests and related to any sale of our non-Venezuelan assets, if our Board of Directors determines that a downsizing would be in our best interests. We estimate these costs to be approximately $20 million.

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

Note 3 – Summary of Significant Accounting Policies

Investment in Equity Affiliates

At March 31, 2014, we reviewed our investment in Petrodelta taking into consideration the terms of the Share Purchase Agreement (see Note 1 – Organization – Share Purchase Agreement). The purchase price under the Share Purchase Agreement indicates a valuation that approximates the carrying value of our equity investment in Petrodelta, the dividend receivable and the advances to this equity affiliate. As such, we concluded that there was no impairment to our equity investment as of March 31, 2014. If the sale of the remaining 51 percent interest in Harvest Holding is completed, we expect to recognize a gain on the transaction.

Oil and Gas Properties

We follow the successful efforts method of accounting for oil and gas properties. The major components of property and equipment are as follows:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Unproved property costs	$99,836	$103,917
Oilfield inventories	3,966	4,096
Other administrative property	2,684	2,710

Total property and equipment	106,486	110,723
Accumulated depreciation	(2,382)	(2,332)

Total property and equipment, net	$104,104	$108,391

Unproved property costs, excluding oilfield inventories, consist of (in thousands):

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Budong PSC	$0	$4,470
Dussafu PSC	99,836	99,447

Total unproved property costs	$99,836	$103,917

Other Administrative Property

For the three months ended March 31, 2014 and 2013, depreciation expense was $0.1 million and $0.1 million, respectively.

Other Assets

Other assets consist of:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Long-term prepaid expenses	$149	$139
Gabon PSC – blocked payment (net to our 66.667% interest)	734	734

	$883	$873

The blocked payment of $0.7 million net to our 66.667 percent interest is related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). See Note 12 – Commitments and Contingencies.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. During the three months ended March 31, 2014 and 2013, we capitalized interest costs for qualifying oil and gas property additions of $0.2 million and $2.0 million, respectively.

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

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of March 31, 2014 and December 31, 2013. See Note 11 – Warrant Derivative Liabilities for a description of the valuation models and inputs used to calculate the fair value of these derivative liabilities.

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$0	$0	$1,953	$1,953

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$0	$0	$1,953	$1,953

During the three months ended March 31, 2014, there were no changes in the fair value of the warrants ($3.8 million unrealized gain during the three months ended March 31, 2013).

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Financial liabilities:
Beginning balance	$1,953	$5,470
Additions	0	0
Unrealized change in fair value	0	(3,785)

Ending balance	$1,953	$1,685

During the three months ended March 31, 2014 and 2013, there were no transfers between Level 1, Level 2 and Level 3 liabilities.

Share-Based Compensation

We use a fair value based method of accounting for stock-based compensation. During the three months ended March 31, 2014, we issued no stock-based compensation awards.

Income Taxes

We recognized an income tax benefit of $1.0 million during the three months ended March 31, 2014 as compared to income tax expense of $0.0 million during the three months ended March 31, 2013. Beginning in the fourth quarter of 2013, we determined that we expected to have sufficient taxable income in the U.S. related to the expected sale of the remaining equity interest in Harvest Holding. Therefore we recognized the tax benefit of losses incurred in the U.S. related to the three months ended March 31, 2014. This benefit was offset by expense associated with undistributed earnings from foreign subsidiaries during the three months ended March 31, 2014.

Noncontrolling Interests

Changes in noncontrolling interest were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$243,167	$97,101
Contributions by noncontrolling interest owners	476	0
Net income attributable to noncontrolling interest	8,601	9,932

Balance at end of period	$252,244	$107,033

New Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-04, which is included in ASC 405, “Liabilities”, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation with the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope to ASU No. 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No. 2013-04 was effective for our fiscal years and interim periods beginning January 1, 2014. The implementation of this guidance on January 1, 2014 had no material impact on our consolidated financial position, results of operations or cash flows. See Note 12 – Commitments and Contingencies for the new recurring disclosures required under this guidance.

In July 2013, FASB issued ASU No. 2013-11 which is included in ASC 740 “Income Taxes”, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update provides guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforward, a similar tax loss, or a tax credit carryforward are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such instances, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. As permitted under the guidance, we applied the amendment prospectively to all unrecognized tax benefits that exist at the effective date for the Company which is January 1, 2014. The implementation of this guidance on January 1, 2014 had no material impact on our consolidated financial position, results of operations or cash flows.

In April 2014, FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which is included in ASC 205 “Presentation of Financial Statements” and ASC 360 “Property, Plant, and Equipment.” This update changes the criteria for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. Under current U.S. GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. The new guidance eliminates these criteria. The guidance does not change the presentation requirements for discontinued operations in the statement where net income is presented. Also, the new guidance requires the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. The amendment should be applied prospectively; however, early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The amendment is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. This guidance will not impact disposals (or classifications as held for sale) in periods prior to the period of adoption. We are currently evaluating the impact of this guidance on disposals (or classifications as held for sale) in the period of adoption and subsequent periods.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Income (loss) from continuing operations(a)	$(7,877)	$36,582
Discontinued operations	(131)	(485)

Net income (loss) attributable to Harvest	$(8,008)	$36,097

Weighted average common shares outstanding	41,806	39,444
Effect of dilutive securities	0	191

Weighted average common shares, diluted	41,806	39,635

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.19)	$0.93
Discontinued operations	0.00	(0.01)

Basic earnings (loss) per share	$(0.19)	$0.92

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.19)	$0.92
Discontinued operations	0.00	(0.01)

Diluted earnings (loss) per share	$(0.19)	$0.91

(a)	Net of net income attributable to noncontrolling interests.

The three months ended March 31, 2014 per share calculations above exclude 4.1 million options and 2.5 million warrants because they were anti-dilutive. The three months ended March 31, 2013 per share calculations above exclude 2.9 million options and 2.4 million warrants because they were anti-dilutive.

Note 5 – Discontinued Operations

Consistent with the results reported in the 2013 Financial Statements, our Oman and Colombia operations have been classified as discontinued operations. Losses are shown in the table below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Oman	$(16)	$(341)
Colombia	(115)	(144)

	$(131)	$(485)

Note 6 – Investment in Equity Affiliate – Petrodelta

Harvest Holding indirectly owns a 40 percent interest in Petrodelta. As discussed further in Note 1 – Organization – Share Purchase Agreement, on December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol, its parent, to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings. The first closing occurred on December 16, 2013 when we sold a 29 percent equity interest in Harvest Holding.

Petrodelta’s financial information is prepared in accordance with International Financial Reporting Standards (“IFRS”) which we have adjusted to conform to U.S. GAAP. All amounts through Net Income under U.S. GAAP represent 100 percent of Petrodelta. In addition to the adjustments to arrive at Petrodelta’s net income under U.S. GAAP, earnings from equity affiliate also reflect the amortization of the excess basis in equity affiliate using the unit-of-production method based on risk adjusted total current estimated reserves. Summary financial information has been presented below for the three months ended March 31, 2014 and 2013 and at March 31, 2014 and December 31, 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Results under IRFS:
Revenues:
Oil sales	$325,654	$317,324
Gas sales	866	1,201
Royalty	(109,084)	(105,533)

	217,436	212,992
Expenses:
Operating expenses	45,064	26,533
Workovers	8,352	3,064
Depletion, depreciation and amortization	26,312	20,465
General and administrative	6,565	8,780
Windfall profits tax	46,302	66,046
Windfall profits tax credit	0	(55,168)

	132,595	69,720

Income from operations	84,841	143,272
Gain (loss) on exchange rate	(55)	186,721
Investment earnings and other	313	1,400
Interest expense	(7,556)	(2,750)

Income before income tax	77,543	328,643
Current income tax expense	52,318	137,609
Deferred income tax expense (benefit)	(23,238)	3,378

Net income under IFRS	48,463	187,656
Adjustments to increase (decrease) net income under IFRS:
Deferred income tax (expense) benefit	6,311	(4,850)
Depletion expense	(4,870)	(4,230)
Reversal of windfall profits tax credit	0	(55,168)
Sports law over accrual	51	1,651

Net income under U.S. GAAP	49,955	125,059
Equity interest in equity affiliate	40%	40%

Income before amortization of excess basis in equity affiliate	19,982	50,024
Amortization of excess basis in equity affiliate	(1,095)	(553)

Earnings from equity affiliate included in income	$18,887	$49,471

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Financial Position under IFRS:
Current assets	$1,668,094	$1,906,595
Property and equipment	802,517	717,449
Other assets	119,751	181,116
Current liabilities	1,425,250	1,652,806
Other liabilities	100,593	136,298
Net equity	1,064,519	1,016,056

Sales Contract

The sale of oil and gas by Petrodelta to the Venezuelan government is pursuant to a Contract for Sale and Purchase of Hydrocarbons with PDVSA Petroleo S.A. (“PPSA”) signed on January 17, 2008. As discussed further in the 2013 Financial Statements, the Sales Contract is in the process of being amended to include the Boscan gravity and sulphur correction factors and crude pricing formula which is applicable to production from the El Salto field. The pricing formula in the draft amendment has been used to accrue revenue for El Salto field deliveries from October 1, 2011 to date. As of March 31, 2014, revenues of $868.4 million, net of royalty, ($756.7 million, net of royalty, as of December 31, 2013) for El Salto remain uninvoiced to PPSA pending execution of the amendment.

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

Petrodelta has currency exchange risk from fluctuations of the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. The official prevailing currency exchange rate was increased from 4.3 Bolivars per U.S. Dollar to 6.3 Bolivars per U.S. Dollar in February 2013. Petrodelta reflected a gain of approximately $169.6 million on revaluation of its non-income tax related assets and liabilities during the year ended December 31, 2013 primarily related to the February 2013 devaluation. A substantial portion of this gain was reflected in the results for the three months ended March 31, 2013.

As a result of legislation enacted in December 2013 and January and February of 2014, Venezuela now has a multiple exchange rate system. Most of Petrodelta’s transactions are subject to a fixed official exchange rate of 6.3. In addition, there is a variable official exchange rate system in which the exchange rate is determined through auctions (11.3 rate as of December 31, 2013). The third system became available on March 24, 2014. The financial information is prepared using the official fixed exchange rate (6.3 from February 2013 to date). At March 31, 2014, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 1,292 million Bolivars and 6,208 million Bolivars, respectively.

Note 7 – Venezuela – Other

See also Note 6 – Investment in Equity Affiliates, Venezuela – Petrodelta, S.A. for further information regarding our Venezuela operations.

At March 31, 2014, the balances in Harvest Vinccler S.C.A.’s (“Harvest Vinccler”) Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 11.2 million Bolivars and 5.7 million Bolivars, respectively. During the three months ended March 31, 2014, Harvest Vinccler exchanged approximately $0.2 million ($0.4 million during the three months ended March 31, 2013) and received an average exchange rate of 14.27 Bolivars (5.80 Bolivars during the three months ended March 31, 2013) per U.S. Dollar to fund Bolivar denominated operating expenses. A change in the exchange rate is not expected to have a material impact on results of operations or our financial position due to the small amount of exposure to Bolivars.

Note 8 – Gabon

Operational activities during the three months ended March 31, 2014 included continuation of planning for a cluster field development and preparation of a field development plan. Field development options have been evaluated and key and long lead equipment has been identified. Geoscience, reservoir engineering and economic studies have progressed, and the joint venture partners approved a resolution that the discovered fields are commercial at an operating committee meeting on March 26, 2014. Discussions have commenced with the State of Gabon over Declaration of Commerciality of the discoveries.

Central/inboard 3D seismic data has been received, and geophysical and geological interpretation to review prospectivity was completed. We have begun reviewing the first high quality seismic products from the acquisition of the outboard 1,260 Sq Km of 3D seismic data during October and mid-November 2013. This survey will provide the first 3D coverage over the outboard portion of the block where significant pre-salt prospectivity has been already recognized on 2D seismic data. The new 3D seismic data should also enhance the placement of future development wells in the Ruche and Tortue development program. The Dussafu Production Sharing Contract (“PSC”) represents $103.8 million of unproved oil and gas properties including inventory on our March 31, 2014 balance sheet ($103.4 million at December 31, 2013).

See Note 12 – Commitments and Contingencies for a discussion of legal matters related to our Gabon operations.

Note 9 – Indonesia

We have satisfied all work commitments for the current exploration phase of the Budong PSC. However, the extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC.

We are actively discussing the sale of our interests in Budong, and based on indications of interest received in December 2013, we determined that it was appropriate to recognize an impairment expense of $0.6 million and a charge included in general and administrative expenses related to a valuation allowance on VAT we do not expect to recover of $2.8 million. During the three months ended March 31, 2014, we fully impaired this property resulting in a charge of $4.5 million. The Budong PSC represented $4.6 million of unproved oil and gas properties including inventory on our December 31, 2013 balance sheet.

Note 10 –Debt

Debt consists of the following:

	As of	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Senior notes, unsecured, with interest at 11%	$0	$79,750
Discount on 11% senior unsecured notes	0	(2,270)
Less current portion	0	(77,480)

	$0	$0

As discussed in Note 2 – Liquidity, we used a portion of the $125 million in proceeds from the sale of the 29 percent interest in Harvest Holding that we received on December 16, 2013, to redeem all of our 11% Senior Notes due 2014. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. As a result of the redemption, we recorded a loss on extinguishment of debt of $4.8 million during the three months ended March 31, 2014. This loss includes the write off of the discount on debt ($2.3 million), the expensing of financing costs related to the term loan facility ($1.3 million) and for other costs related to the extinguishment ($1.2 million).

Note 11 – Warrant Derivative Liability

As of March 31, 2014, the Warrant Derivative Liability consisted of 1,826,001 warrants (1,826,001 at December 31, 2013) issued under the warrant agreements dated November 2010 in connection with a $60 million term loan facility. The fair value of the Warrants as of March 31, 2014 was $1.07 per warrant ($1.07 per warrant at December 31, 2013).

The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of any of the balance sheet dates presented on our consolidated balance sheets:

	Fair Value Hierarchy Level
		As of
		March 31, 2014	December 31, 2013
Significant assumptions (or ranges):
Stock price	Level 1 input	$4.52	$4.52
Term (years)		1.58	1.83
Volatility	Level 2 input	94%	94%
Risk-free rate	Level 1 input	0.34%	0.34%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability (fundamental change event/debt raise/equity raise)	Level 3 input	60%/40%/0%	60%/40%/0%

All our warrant derivative contracts are recorded at fair value and are classified as warrant derivative liability on the consolidated balance sheet. The following table summarizes the effect on our income associated with changes in the fair values of our warrant derivative financial instruments:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Unrealized gain on derivatives	$0	$3,785

Note 12 – Commitments and Contingencies

We have various contractual commitments pertaining to exploration, development and production activities. We entered the third exploration phase of the Dussafu PSC on May 28, 2012. In January 2013, the Budong PSC partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2017. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. If we do not drill an exploration well before October 2014, our partner has the right to give us notice that the consideration for an additional 7.1 percent participating interest must be paid in cash for $3.2 million. See Note 9 – Indonesia. These work commitments are non-discretionary; however, we do have the ability to control the pace of expenditures.

Under the agreements with our partners in the Dussafu PSC and Budong PSC, we are jointly and severally liable to various third parties. As of March 31, 2014, the gross carrying amount of the fixed obligations was $4.0 million ($15.0 million as of December 31, 2013) and is related to accounts payable to vendors and withholding taxes payable to taxing authorities. As we are the operator for both the Dussafu PSC and Budong PSC, the gross carrying amount related to accounts payable and withholding taxes and the net amount related to other accrued expenses is reflected in the consolidated balance sheet in Accounts payable and Accrued expenses leaving $0.5 million in fixed obligations as of March 31, 2014 ($3.9 million as of December 31, 2013) attributable to our joint partners’ share which is not accrued in our balance sheet. Our partners have advanced $0.9 million ($1.1 million as of December 31, 2013) to satisfy their share of these obligations which was $1.3 million as of March 31, 2014 ($5.0 million as of December 31, 2013). As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States District Court, Southern District of Texas, Houston Division. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief relating to the Company’s interest in the WAB-21 area of the South China Sea. The complaint alleges that the area belongs to the people of Taiwan and seeks damages in excess of $2.9 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, the WAB-21 area. The Company has filed a motion to dismiss and intends to vigorously defend these allegations. In April 2014, the court issued an order allowing the plaintiffs to amend their complaint by May 9, 2014.

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

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 drilling site. The claim asserts that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS, Indonesia’s oil and gas regulatory authority. The claimant is seeking compensation of 16 billion Indonesia Rupiah (approximately $1.4 million, $1.0 million net to our 71.61 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. On March 8, 2013, the court ruled to dismiss the claim because the claim had not been filed against the proper parties to the claim. On March 19, 2013, the claimant filed an appeal against the judgment. We dispute the claim and plan to vigorously defend against it.

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

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our subsidiary in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Until that application is approved, the funds will remain in the blocked account, and we can give no assurance when OFAC will permit the funds to be released. On April 23, 2014, we received a notice that OFAC had denied our October 26, 2011 application for the return of the blocked funds. We intend to request that OFAC reconsider its decision, and we continue to believe that the funds will ultimately be released to the Company.

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

Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the Uracoa, Tucupita and Bombal fields are located as follows:

•	One claim was filed in April 2005 alleging the failure to pay taxes at a new rate set by the municipality. Harvest Vinccler has filed a protest with the Mayor’s Office and a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss the claim. On April 10, 2008, the Tax Court suspended the case pending a response from the Mayor’s Office to the protest. If the municipality’s response is to confirm the assessment, Harvest Vinccler will defer to the Tax Court to enjoin and dismiss the claim.

•	Two claims were filed in June 2007. One claim relates to the period 2003 through 2006 and seeks to impose a tax on interest paid by PDVSA under the OSA. The second claim alleges a failure to pay taxes on estimated revenues for the third and fourth quarters of 2006. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss both claims.

•	Two claims were filed in July 2007 seeking to impose penalties on tax assessments filed and settled in 2004. Harvest Vinccler has filed a motion with the Tax Court in Barcelona, Venezuela, to enjoin and dismiss both claims.

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

On February 21, 2014, Tecnica Vial and Flamingo, our partners in Colombia on Blocks VSM14 and VSM15, respectively, filed for arbitration of claims related to the farmout agreements for each block. We had received notices of default from our partners for failing to comply with certain terms of the farmout agreements, followed by notices of termination on November 27, 2013. We determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013 which includes an accrual of $2.0 million related to this matter. We intend to vigorously defend the arbitration.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such litigation that will have a material adverse effect on our financial condition, results of operations and cash flows.

Note 13 – Operating Segments

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. Results for our segments are:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Segment Income (Loss) Attributable to Harvest
Venezuela	$9,135	$39,076
Gabon	(1,151)	(941)
Indonesia	(5,235)	(1,279)
United States	(10,626)	(274)

Income (loss) from continuing operations(a)	(7,877)	36,582
Discontinued operations	(131)	(485)

Net income (loss) attributable to Harvest	$(8,008)	$36,097

(a)	Net of income attributable to noncontrolling interest.

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Operating Segment Assets
Venezuela	$518,617	$500,946
Gabon	106,177	107,851
Indonesia	546	5,004
United States	16,619	121,050

	641,959	734,851
Discontinued operations	12	29

Total Assets	$641,971	$734,880

Note 14 – Related Party Transactions

As of March 31, 2014 and December 31, 2013, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest are payable upon the maturity date of June 30, 2016. We have classified the note as a current liability as we expect to settle this obligation within one year. Interest accrues at a rate of US dollar based LIBOR plus 0.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in any forward-looking statements. These factors include our concentration of operations in Venezuela; political and economic risks associated with international operations (particularly those in Venezuela); the risk that the sale of our remaining Venezuelan interests will not be completed; anticipated future development costs for undeveloped reserves; drilling risks; risk that actual results may vary considerably from reserve estimates; the dependence on the abilities and continued participation of our key employees; risks normally incident to the exploration, operation and development of oil and natural gas properties; risks incumbent to being a noncontrolling interest shareholder in a corporation; permitting and drilling of oil and natural gas wells; availability of materials and supplies necessary to projects and operations; prices for oil and natural gas and related financial derivatives; changes in interest rates; our ability to acquire oil and natural gas properties that meet our objectives; availability and cost of drilling rigs and seismic crews; overall economic conditions; political stability; civil unrest; acts of terrorism; currency and exchange risks; currency controls; changes in existing or potential tariffs, duties or quotas; changes in taxes; changes in governmental policy; lack of liquidity; availability of sufficient financing; estimates of amounts and timing of sales of securities; changes in weather conditions; and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

Executive Summary

Recent Developments

On December 16, 2013, we entered into a Share Purchase Agreement (“Share Purchase Agreement”) to sell all of our 80 percent equity interest in Harvest Holding in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. The second closing, for a cash purchase price of $275 million, will be subject to, among other things, authorization by the holders of a majority of the Company’s outstanding common stock and approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns the other 60% interest in Petrodelta). As a result of the first closing, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013. On May 7, 2014, Harvest’s stockholders voted to authorize the sale of the remaining interests in Venezuela. See Note 1 – Organization – Share Purchase Agreement, for further discussion of this transaction.

On January 11, 2014, we used $80.0 million of the $125 million in proceeds from the first closing that we received on December 16, 2013, to redeem all of our 11% Senior Notes due 2014 including principal and accrued and unpaid interest.

We are currently marketing our non-Venezuelan assets and talking to potential buyers, and we intend to continue our consideration of a possible sale for some or all of our non-Venezuelan assets if we are able to negotiate a sale or sales in transactions that our Board of Directors believes are in the best interests of the Company and its stockholders. In the meantime, we intend to operate our business in the ordinary course and may ultimately decide to keep our non-Venezuelan assets and acquire additional assets. See Note 2 – Liquidity, for further discussion of these and other matters related to our liquidity.

Operations

Venezuela - Petrodelta, S.A.

During the three months ended March 31, 2014, Petrodelta drilled and completed three development wells (two during the three months ended March 31, 2013). Currently, Petrodelta is operating six drilling rigs and one workover rig. Infrastructure enhancement projects in the El Salto and Temblador fields continue.

Certain operating statistics for the three months ended March 31, 2014 and 2013 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months Ended March 31,
	2014	2013
Thousand barrels of oil sold	3,878	3,361
Million cubic feet of gas sold	562	778
Total thousand barrels of oil equivalent (“BOE”)	3,972	3,491
Average BOE per day	44,132	38,786
Average price per barrel	$83.97	$94.41
Average price per thousand cubic feet	$1.54	$1.54
Cash operating costs (thousands)	$45,064	$26,533
Capital expenditures (thousands)	$98,764	$44,591

Petrodelta’s functional and reporting currency is the U.S. Dollar; however, Petrodelta has currency exchange risk from fluctuations of the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). As a result of legislation enacted in December 2013 and January and February of 2014, Venezuela now has a multiple exchange rate system. See Note 6 – Investment in Equity Affiliate – Petrodelta, for further discussion of the impact of currency exchange risk on Petrodelta’s results. (“Note” used here and elsewhere in this document refers to the specified note contained in the Notes to the Consolidated Condensed Financial Statements in Part I. Item 1. Financial Statements.)

Dussafu Project, Gabon

We have met all funding commitments for the third exploration phase of the Dussafu PSC. Dussafu Ruche Marin-1 and sidetracks, which were drilled in 2011, Dussafu Tortue Marin-1 and sidetrack, which were drilled in 2013, are suspended pending future appraisal and development activities.

Operational activities during the three months ended March 31, 2014 included continuation of planning for a cluster field development and preparation of a field development plan. Field development options have been evaluated and key and long lead equipment has been identified. Geoscience, reservoir engineering and economic studies have progressed, and the joint venture partners approved a resolution that the discovered fields are commercial at an operating committee meeting on March 26, 2014. Discussions have commenced with the State of Gabon over Declaration of Commerciality of the discoveries.

Central/inboard 3D seismic data has been received, and geophysical and geological interpretation to review prospectivity was completed. We have begun reviewing the first high quality seismic products from the acquisition of the outboard 1,260 Sq Km of 3D seismic data during October and mid-November 2013. The survey will provide the first 3D coverage over the outboard portion of the block where significant pre-salt prospectivity has been already recognized on 2D seismic data. The pre-salt is currently the focus of deep water exploration activity offshore Gabon. The new 3D seismic data should also enhance the placement of future development wells in the Ruche and Tortue development program.

During the three months ended March 31, 2014, we had cash capital expenditures of $0.5 million for well planning and drilling.

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

Operational activities during the three months ended March 31, 2014 included continued work on an exploration program targeting the Pliocene and Miocene targets encountered in the previous two wells. Land access and acquisition; environmental studies; permitting; and tender prequalification and procurement are on-going.

We are actively discussing the sale of our interests in Budong, and based on indications of interest received in December 2013, we determined that is it was appropriate to recognize an impairment expense of $0.6 million and a charge included in general and administrative expenses related to a valuation allowance on VAT we do not expect to recover of $2.8 million. During the three months ended March 31, 2014, we fully impaired this property resulting in a charge of $4.5 million. The Budong PSC represented $4.6 million of unproved oil and gas properties including inventory on our December 31, 2013 balance sheet.

Business Strategy

In the 2013 Form 10-K in Item 1. Business and Item 1A. Risk Factors, in Note 1 – Organization to the Consolidated Financial Statements and elsewhere , we discuss the situation in Venezuela and how the actions of the Venezuelan government have adversely affected and continue to adversely affect our operations as well as the agreement with Petroandina and Pluspetrol to sell all of our Venezuelan interests.

We are currently marketing our non-Venezuelan assets and talking to potential buyers, and we intend to continue our consideration of a possible sale for some or all of our non-Venezuelan assets if we are able to negotiate a sale or sales in transactions that our Board of Directors believes are in the best interests of the Company and its stockholders. In the meantime, we intend to operate our business in the ordinary course and may ultimately decide to keep our non-Venezuelan assets and acquire additional assets. See Item 1. Business, Business Strategy in the 2013 Form 10-K and Note 2 – Liquidity in this quarterly report on Form 10-Q for further discussion on how we plan to operate the business in the near term.

Results of Operations

You should read the following discussion of the results of operations for the three months ended March 31, 2014 and 2013, and the financial condition as of March 31, 2014 and December 31, 2013, in conjunction with our consolidated financial statements and related notes included in this Form 10-Q and the 2013 Form 10-K.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

We reported net loss attributable to Harvest of $(8.0) million, or $(0.19) diluted earnings per share, for the three months ended March 31, 2014, compared with net income attributable to Harvest of $36.1 million, or $0.91 diluted earnings per share, for the three months ended March 31, 2013.

Loss from Continuing Operations

Total expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Depreciation and amortization	$76	$87	$(11)
Exploration expense	1,833	1,730	103
Impairment expense	4,460	0	4,460
General and administrative	6,301	3,354	2,947
Investment earnings and other	(4)	(46)	42
Loss on sale of interest in Harvest Holding	966	0	966
Unrealized (gain) on derivatives	0	(3,785)	3,785
Interest expense	47	1,198	(1,151)
Loss on extinguishment of debt	4,749	0	4,749
Foreign currency transaction (gains) losses	469	(92)	561
Other non-operating expenses	220	472	(252)
Income tax expense (benefit)	(954)	39	(993)

During the three months ended March 31, 2014, we incurred $1.4 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.4 million related to other general business development activities. During the three months ended March 31, 2013, we incurred $1.4 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.3 million related to other general business development activities.

During the three months ended March 31, 2014, we impaired $4.5 million related to our Budong project in Indonesia. We incurred no impairment expense during the three months ended March 31, 2013.

The increase in general and administrative costs in the three months ended March 31, 2014 from the three months ended March 31, 2013 was primarily due to higher employee related costs ($1.5 million), professional fees and contract services ($0.1 million), general operating and overhead costs ($0.8 million), and taxes other than income ($0.5 million). Employee costs are higher between periods as costs for the three months ended March 31, 2013 included a reduction in certain stock-based compensation expense to reflect the impact of the change in the Company’s stock price.

The loss on the sale of interest in Harvest Holding in the three months ended March 31, 2014 includes costs incurred during the period related to the sale of our remaining 51 percent interest in Harvest Holding which has not yet been completed. These costs are primarily related to the preparation of the proxy statement issued in connection with the special stockholders meeting held on May 7, 2014 to vote on the proposed sale.

The decrease in unrealized gain on derivatives in the three months ended March 31, 2014 from the three months ended March 31, 2013 was because no adjustment to the fair value of the derivatives was required in the three months ended March 31, 2014 as the underlying valuation assumptions for our warrant derivative liability have not materially changed during the current quarter.

The decrease in interest expense in the three months ended March 31, 2014 from the three months ended March 31, 2013 was due to the lower average principal balance outstanding during the period ($8.9 million during the current quarter) resulting from the repayment of the 11 percent senior unsecured notes on January 11, 2014. The average principal balance outstanding for the prior period quarter was $79.8 million. Interest capitalized to oil and gas properties in the three months ended March 31, 2014 was $0.2 million (three months ended March 31, 2013: $2.0 million).

During the three months ended March 31, 2014, we incurred a loss on extinguishment of debt of $4.8 million in connection with the repayment of the 11 percent senior unsecured notes.

Other non-operating expense in the three months ended March 31, 2013 included the write-off of costs related to an equity distribution agreement which we can no longer access.

We recognized an income tax benefit of $1.0 million during the three months ended March 31, 2014 as compared to income tax expense of $0.0 million during the three months ended March 31, 2013. Beginning in the fourth quarter of 2013, we determined that we expected to have sufficient taxable income in the U.S. related to the expected sale of the remaining equity interest in Harvest Holding. Therefore we recognized the tax benefit of losses incurred in the U.S. related to the three months ended March 31, 2014. This benefit was offset by expense associated with undistributed earnings from foreign subsidiaries during the three months ended March 31, 2014.

Earnings from Equity Affiliate

	Three Months Ended March 31,		Increase	% Increase	Increase
	2014	2013	(Decrease)	(Decrease)	(Decrease)
	(dollars in thousands, except prices)
Revenues:
Crude oil	$325,654	$317,324	$8,330	3%
Natural gas	866	1,201	(335)	(28)%

Total revenues	$326,520	$318,525	$7,995	3%

Price and Volume Variances:
Crude oil price variance (per Bbl)	$83.97	$94.41	$(10.44)	(11)%	$(35,087)
Volume variances:
Crude oil volumes (MBbls)	3,878	3,361	517	15%	43,415
Natural gas volumes (MMcf)	562	778	(216)	(28)%	(333)

Total variance					$7,995

Revenues were higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to increases in sales volumes resulting from production from wells drilled since March 31, 2013 offset by a decrease in oil prices. The decrease in price primarily reflects an overall decrease in market oil prices, but also was a result of a shift in mix to El Salto production which is paid at the lower Boscan price.

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income under IFRS from Petrodelta to Earnings from Equity Affiliate, were:

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
	(in thousands)
Royalties	$109,084	$105,533	$3,551
Operating expenses	45,064	26,533	18,531
Workovers	8,352	3,064	5,288
Depletion, depreciation and amortization (inclusive of U.S. GAAP adjustment)	31,182	24,695	6,487
General and administrative	6,565	8,780	(2,215)
Windfall profits tax (inclusive of U.S. GAAP adjustment)	46,302	66,046	(19,744)
Gain (loss) on exchange rate	55	(186,721)	186,776
Interest expense	7,556	2,750	4,806
Income tax expense (inclusive of U.S. GAAP adjustment)	22,769	145,837	(123,068)
Adjustment stated at our 40% equity interest related to amortization of excess basis	1,095	553	542

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, royalties, which is a function of revenue, increased due to the increase in production (net increase in revenue of $8.0 million at 30 percent royalty). The increase in workover expense is due to running between one and two workover rigs in 2014 versus one workover rig in 2013. Windfall Profits Tax, which is a function of volume and price received per barrel as well as pricing levels set for determining Windfall Profits Tax, decreased primarily due to the decrease in prices and to a lesser extent the increase in the pricing level set for determining Windfall Profits Tax. The foreign currency transaction gain during the three months ended March 31, 2013 is due to the Bolivar devaluation in February 2013 from 4.30 Bolivars/U.S. Dollar to 6.30 Bolivars/U.S. Dollar. Income tax expense decreased between the quarters primarily due to the decrease in pre-tax income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests is attributable to Vinccler’s 20 percent equity interest in Harvest Holding. Beginning December 16, 2013 it is also attributable to Petroandina’s 29 percent equity interest in Harvest Holding. Earnings for Harvest Holding are primarily attributable to Petrodelta. Net income attributable to noncontrolling interests decreased from $9.9 million for the three months ended March 31, 2013 to $8.6 million for the three months ended March 31, 2014 primarily as result of lower earnings from Petrodelta offset by the impact of an increase in the noncontrolling interest from 20 percent in the 2013 period to 49 percent for the 2014 period.

Discontinued Operations

As discussed further in our 2013 Form 10-K, operations in Oman and Colombia have been classified as discontinued operations. Net income (loss) is shown in the table below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Oman	$(16)	$(341)
Colombia	(115)	(144)

Net loss from discontinued operations	$(131)	$(485)

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our 2013 Form 10-K and our consolidated financial statements and related notes thereto included in this Form 10-Q.

Liquidity

As discussed above under Recent Developments, on December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol, its parent, to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 when we sold a 29 percent equity interest in Harvest Holding for $125 million. We used $80.0 million of the proceeds to redeem all of our 11% Senior Notes due 2014 on January 11, 2014 including principal and accrued and unpaid interest. As of March 31, 2014, we had $17.6 million in cash and cash equivalents.

We expect that during 2014, our capital needs will be met either from the completion of the sale of our remaining Venezuelan interests, the sale of other non-Venezuelan assets or borrowings available under the Share Purchase Agreement during the period until the second closing. The timing of the second closing, however, is beyond the control of the Company. In addition, depending on the timing of these events, we anticipate using a portion of the proceeds from the second closing to pay for expenses and other costs related to the transaction, which we estimate will be approximately $4 million; to pay taxes related to the transaction, which we estimate will be approximately $50.1 million; and if we do not sell our non-Venezuelan assets before the second closing, then we estimate that we will need to retain approximately $30 million to fund projected general operating expenses and capital expenditures from April 1, 2014 through December 31, 2014 (to the extent that those general operating expenses are not already reserved from any possible sale of our non-Venezuelan assets).

In addition, we may be able to meet future liquidity needs through the issuance of additional equity securities and/or short or long-term debt financing, although there can be no assurance that such financing will be available to us or on terms that are acceptable to us, farm-downs or possible sales of assets.

The oil and gas industry is a highly capital intensive and cyclical business with unique operating and financial risks. In Part I. Item 1A. Risk Factors of the 2013 Form 10-K, we discuss a number of variables and risks related to our exploration projects and our minority equity investment in Petrodelta that could significantly utilize our cash balances, affect our capital resources and liquidity.

Working Capital and Cash Flows

The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except ratios)
Net cash used in operating activities	$(20,918)	$(10,411)
Net cash used in investing activities	(3,021)	(30,818)
Net cash provided by (used in) financing activities	(79,320)	32

Net decrease in cash	$(103,259)	$(41,197)

	As of
	March 31, 2014	December 31, 2013
Working Capital	$(39,462)	$(31,667)
Current Ratio	0.3	0.8
Total cash, including restricted cash	$17,688	$121,045
Total debt	$6,109	$83,589

Working Capital

The decrease in working capital of $7.8 million between December 31, 2013 and March 31, 2014 was primarily due to cash used to fund the loss from operations and interest payments as well as cash payments for capital expenditures.

Cash Flow from Operating Activities

During the three months ended March 31, 2014, net cash used in operating activities was approximately $20.9 million ($10.4 million during the three months ended March 31, 2013). The $10.6 million increase in use of cash was primarily due to an increase in cash paid for exploration expenses, general and administrative costs and income taxes.

Cash Flow from Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	March 31,
	2014	2013
	(in thousands)
Budong PSC	$1	$0
Dussafu PSC	497	30,454
Other	0	69

Total additions of property and equipment	$498	$30,523

In addition to cash capital expenditures, we advanced $0.1 million to Petrodelta for continuing operating costs during the three months ended March 31, 2014 ($0.1 million during the three months ended March 31, 2013). Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures of $8.4 million for 2014, of which $2.2 million is non-discretionary, for U.S., Gabon and Indonesia operations will be funded through our existing cash balances, accessing equity and debt markets, and cost reductions. In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

Cash Flow from Financing Activities

During the three months ended March 31, 2014, we repaid $79.8 million of our 11 percent senior unsecured notes. There were no significant cash flows related to financing activities during the three months ended March 31, 2013.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange loss attributable to our international operations was $0.5 million for the three months ended March 31, 2014 and a minimal gain for the three months ended March 31, 2013. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010, January 2011 and February 2013.

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (6.30 Bolivars per U.S. Dollar). However, during the three months ended March 31, 2014, Harvest Vinccler exchanged approximately $0.2 million (March 31, 2013: $0.4 million) and received an average exchange rate of 14.27 Bolivars (March 31, 2013: 5.80 Bolivars) per U.S. Dollar.

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is potentially an important factor with respect to results of operations in Venezuela. The annualized inflation rate in Venezuela was 40.4 percent during the three months ended March 31, 2014 (year ended December 31, 2013: 56.2 percent).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes in oil and natural gas prices and foreign exchange risk, as discussed in our 2013 Form 10-K. The information about market risk for the three months ended March 31, 2014 does not differ materially from that discussed in the 2013 Form 10-K.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of March 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Notes to Consolidated Condensed Financial Statements, Note 12 – Commitments and Contingencies and our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of certain legal proceedings including material developments in such legal proceedings.

Item 5. Other Information

The Company received a letter from a shareholder demanding that the Company’s Board of Directors institute legal proceedings against certain of its officers and directors for alleged breaches of fiduciary duty with regard to the Company’s restatements and material weaknesses identified in its 2012 Annual Report on Form 10-K. In response to this demand letter, the Board created a Special Review Committee of independent and disinterested directors, who conducted a thorough investigation into the demand letter’s allegations with the assistance of independent outside counsel and an accounting expert. After a full investigation and report from the Committee, the Board found that no officer or director breached any fiduciary duty owed to the Company, and that no additional remedial actions should be taken by the Company. These findings were subsequently reported to the shareholder on April 7, 2014.

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

HARVEST NATURAL RESOURCES, INC.

Dated: May 12, 2014	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: May 12, 2014	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(i) to our Form 10-Q filed on August 13, 2002, File No. 1-10762).

3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 23, 2007, File No. 1-10762.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008. File No. 1-10762.)

4.2	Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 13, 2002, File No. 1-10762.)

4.3	Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007, File No. 1-10762.)

4.4	Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010, File No. 1-10762.)

4.5	Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 4, 2013, File No. 1-10762.)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

32.1	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer.

32.2	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document