Form 10-Q
period 2014-06-30
HARVEST NATURAL RESOURCES, INC.
filed 2014-08-11
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File No. 1-10762

______________________________

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

At August 1, 2014, the Registrant had 42,093,735 shares of its Common Stock outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,111	$120,897
Restricted cash	25	148
Accounts receivable, net	524	1,962
Deferred income taxes	81	81
Prepaid expenses and other	1,000	2,030
TOTAL CURRENT ASSETS	9,741	125,118
LONG-TERM RECEIVABLE – EQUITY AFFILIATE	13,891	15,097
INVESTMENT IN EQUITY AFFILIATE	520,350	485,401
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	103,873	108,013
Other administrative property, net	255	378
TOTAL PROPERTY AND EQUIPMENT, NET	104,128	108,391
OTHER ASSETS	881	873
TOTAL ASSETS	$648,991	$734,880
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$1,402	$4,398
Accrued expenses	12,647	22,659
Accrued interest	74	380
Income taxes payable	45	2,178
Current deferred tax liability	38,282	43,162
Current portion – long term debt	—	77,480
Note payable to noncontrolling interest owner	6,109	6,109
Warrant derivative liability	1,953	—
Other current liabilities	158	419
TOTAL CURRENT LIABILITIES	60,670	156,785
LONG-TERM DEFERRED TAX LIABILITY	33,597	29,787
WARRANT DERIVATIVE LIABILITY	—	1,953
OTHER LONG-TERM LIABILITIES	108	558
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; authorized 80,000 shares at June 30, 2014 (December 31, 2013: 80,000 shares); issued 48,666 shares at June 30, 2014 (December 31, 2013: 48,666 shares)	487	487
Additional paid-in capital	277,672	276,083
Retained earnings	82,623	92,282
Treasury stock, at cost, 6,572 shares at June 30, 2014 (December 31, 2013: 6,551 shares)	(66,316)	(66,222)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	294,466	302,630
NONCONTROLLING INTERESTS	260,150	243,167
TOTAL EQUITY	554,616	545,797
TOTAL LIABILITIES AND EQUITY	$648,991	$734,880

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
EXPENSES:
Depreciation and amortization	$58	$87	$134	$174
Exploration expense	1,648	2,007	3,481	3,737
Impairment expense	3,150	—	7,610	—
General and administrative	4,903	7,559	11,204	10,913
	9,759	9,653	22,429	14,824
LOSS FROM OPERATIONS	(9,759)	(9,653)	(22,429)	(14,824)
OTHER NON-OPERATING INCOME (EXPENSE):
Investment earnings and other	—	118	4	164
Loss on sale of interest in Harvest Holding	(391)	—	(1,357)	—
Unrealized gain on derivatives	—	—	—	3,785
Interest expense	(15)	(1,067)	(62)	(2,265)
Loss on extinguishment of debt	—	—	(4,749)	—
Foreign currency transaction gains (losses)	259	(183)	(210)	(91)
Other non-operating expenses	—	(141)	(220)	(613)
	(147)	(1,273)	(6,594)	980
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,906)	(10,926)	(29,023)	(13,844)
INCOME TAX BENEFIT	(88)	(1,415)	(1,042)	(1,376)
LOSS FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM EQUITY AFFILIATE	(9,818)	(9,511)	(27,981)	(12,468)
EARNINGS FROM EQUITY AFFILIATE	16,062	7,602	34,949	57,073
INCOME (LOSS) FROM CONTINUING OPERATIONS	6,244	(1,909)	6,968	44,605
DISCONTINUED OPERATIONS	(230)	(1,006)	(361)	(1,491)
NET INCOME (LOSS)	6,014	(2,915)	6,607	43,114
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,665	1,551	16,266	11,483
NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST [COMPREHENSIVE INCOME (LOSS)]	$(1,651)	$(4,466)	$(9,659)	$31,631
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.03)	$(0.09)	$(0.22)	$0.85
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.04)
Basic earnings (loss) per share	$(0.04)	$(0.12)	$(0.23)	$0.81
DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.03)	$(0.09)	$(0.22)	$0.84
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.04)
Diluted earnings (loss) per share	$(0.04)	$(0.12)	$(0.23)	$0.80

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,607	$43,114
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	134	188
Impairment expense	7,610	—
Amortization of debt financing costs	—	724
Amortization of discount on debt	—	1,285
Loss on sale of interest in Harvest Holding	1,357	—
Foreign currency transaction loss	1,468	436
Loss on extinguishment of debt	4,749	—
Earnings from equity affiliate	(34,949)	(57,073)
Share-based compensation-related charges	1,589	1,269
Unrealized gain on derivatives	—	(3,785)
Changes in operating assets and liabilities:
Accounts and notes receivable	1,438	(374)
Prepaid expenses and other	(249)	355
Other assets	(8)	397
Accounts payable	(2,996)	(1,279)
Accrued expenses	(11,229)	(7,175)
Accrued interest	(306)	(253)
Income taxes payable	(2,133)	(3)
Deferred tax asset and liabilities	(1,070)	—
Other current liabilities	(261)	(1,560)
Other long-term liabilities	(450)	(705)
NET CASH USED IN OPERATING ACTIVITIES	(28,699)	(24,439)
CASH FLOWS FROM INVESTING ACTIVITIES:
Transaction costs from sale of interest in Harvest Holding	(3,540)	—
Additions of property and equipment	(521)	(37,888)
Advances to equity affiliate	(262)	(248)
(Increase) decrease in restricted cash	123	(212)
NET CASH USED IN INVESTING ACTIVITIES	(4,200)	(38,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(79,750)	—
Debt extinguishment costs	(760)	—
Contributions from noncontrolling interest owners	717	—
Net proceeds from issuances of common stock	—	122
Treasury stock purchases	(94)	—
Financing costs	—	(195)
NET CASH USED IN FINANCING ACTIVITIES	(79,887)	(73)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(112,786)	(62,860)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,897	72,627
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,111	$9,767

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (continued)

(in thousands)

(Unaudited)

	Six Months Ended June 30,

	2014	2013

Supplemental Cash Flow Information:
Cash paid during the year for interest expense (net of capitalization)	$—	$4,386
Cash paid during the year for income taxes	$2,203	$52

Supplemental Schedule of Noncash Investing and Financing Activities:
Increase (decrease) in current liabilities related to additions of property and equipment	$(190)	$(14,511)

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three and Six Months Ended June 30,  2014 and 2013 (unaudited)

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013. The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated condensed financial statements included in this Quarterly Report on Form 10-Q should be read with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Financial Statements”) which include certain definitions and a summary of significant accounting policies. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Share Purchase Agreement

As discussed further in the 2013 Financial Statements, on December 16, 2013, Harvest Natural Resources, Inc. (“Harvest” or the “Company”) and HNR Energia, B.V. (“HNR Energia”) entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Petroandina Resources Corporation N.V. (“Petroandina”, a wholly owned subsidiary of Pluspetrol Resources Corporation B.V. (“Pluspetrol”)) and Pluspetrol to sell all of our 80 percent equity interest in Harvest-Vinccler Dutch Holding, B.V. (“Harvest Holding”) to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the Share Purchase Agreement, when we sold a 29 percent equity interest in Harvest Holding for $125 million. Prior to December 16, 2013, we indirectly owned 80 percent of Harvest Holding, and we had one partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A. (“Vinccler”), which owned the remaining noncontrolling interest in Harvest Holding of 20 percent. As a result of this first sale, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013 and the noncontrolling interest owners hold the remaining 49 percent with Petroandina having 29 percent and Vinccler continuing to own 20 percent. The second closing, for the sale of a 51 percent equity interest in Harvest Holding for a cash purchase price of $275 million, is subject to, among other things, approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns the other 60 percent interest in Petrodelta). On May 7, 2014, Harvest’s stockholders voted to authorize the sale of the remaining interests in Venezuela.

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

On January 11, 2014, we used $80.0 million of the $125 million in proceeds from the sale of the 29 percent interest in Harvest Holding that we received on December 16, 2013 to redeem all of our 11% Senior Notes due 2014 and the accrued unpaid interest. The remaining $45.0 million of the proceeds from the sale of the 29 percent interest in Harvest Holding have been or will be used to pay costs associated with the sale of our Venezuelan interests, to pay severance costs to employees, to make capital expenditures, to pay taxes related to the sale and for general operating expenses. Those remaining proceeds will also be used to repurchase certain outstanding warrants if a “Fundamental Change” is consummated under the terms of those warrants. As of June 30, 2014, we have cash and cash equivalents of  $8.1 million.

We are currently marketing our non-Venezuelan assets and talking to potential buyers.  In July 2014, we completed the sale of our rights under a petroleum contract with China National Offshore Oil Corporation for the WAB-21 block for $3.0 million.  This block is located in the South China Sea and is the subject of a border dispute between People’s Republic of China and Socialist

Republic of Vietnam.  We intend to continue our consideration of a possible sale for some or all of our other non-Venezuelan assets if we are able to negotiate a sale or sales in transactions that our Board of Directors believes are in the best interests of the Company and its stockholders. In the meantime, we intend to operate our business in the ordinary course and may ultimately decide to keep our other non-Venezuelan assets and acquire additional assets.

If the proposed sale of our remaining Venezuelan interests is completed and/or our other non-Venezuelan assets are sold, a significant portion of our assets will be cash from the proceeds of such transactions. However, the timing of the sale of our remaining 51 percent interest in Harvest Holding or sales of other assets is beyond our control, and we will continue to have operating and capital requirements until these sales are completed. Depending on the timing of these events, we anticipate using a portion of the proceeds from the sale of 51 percent interest in Harvest Holding to pay for expenses and other costs related to the transaction, which we estimate will be approximately $3.0 million, $1.4 million of which has been incurred as of June 30, 2014; and to pay taxes related to the transaction, which we estimate will be approximately $50.8 million. We also anticipate making a cash settlement payment related to the warrant derivative liability of $2.0 million.  We will also use these funds to pay any severance costs and obligations under stock-based compensation agreements and employment agreements related to the sale of our Venezuelan interests during 2014.  Based on outstanding stock-based compensation awards and salaries as of June 30, 2014, the cash settlement would be approximately $16.1 million.

In addition to payments resulting from the completion of the sale of our remaining Venezuelan interests, we anticipate that we will need to fund projected general operating expenses and capital expenditures which are estimated to be $19.4 million for the remainder of 2014. Some of these costs will be paid from funds remaining from the proceeds of the initial sale of the 29 percent interest in Harvest Holding and the $3.0 million from the sale of our interest in the WAB-21 area. If we sell our non-Venezuelan assets before the sale of the remaining 51 percent interest in Harvest Holding, then our requirements for projected general operating expenses and capital expenditures would be reduced. Furthermore, if our Board of Directors determines that a downsizing would be in our best interests, there would be costs associated with the possible severance of some of our personnel.

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

On July 10, 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Under the shelf registration statement, we could offer and sell up to $300.0 million of various types of securities, including unsecured debt securities, common stock, preferred stock, warrants and units.  Additionally, the shelf registration statement will allow selling shareholders to resell up to an aggregate of 686,761 common shares upon the exercise of currently outstanding warrants.  The Company will not receive any proceeds from common shares offered by the selling shareholders.  There can be no assurances that any offerings will be conducted under the shelf registration statement, and the terms of any future offering would be determined at the time of the offering and would be subject to market conditions and approval by the Company's Board of Directors.  This disclosure shall not constitute an offer to sell or the solicitation of the offer to buy, nor shall there be any sale of these securities in any state where such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Note 3 – Summary of Significant Accounting Policies

Investment in Equity Affiliates

At June 30, 2014, we reviewed our investment in Petrodelta taking into consideration the purchase price for the sale of the remaining 51 percent interest in Harvest Holding under the terms of the Share Purchase Agreement (see Note 1 – Organization – Share Purchase Agreement). For the three month period ended June 30, 2014, we determined that we should not recognize our full share of the equity in earnings from Petrodelta as to do so would have resulted in a balance in the related equity investment account which exceeded the estimated amount we would realize should the sale of the remaining 51 percent interest in Harvest Holding be completed under the terms of the Share Purchase Agreement.

Oil and Gas Properties

We follow the successful efforts method of accounting for oil and gas properties. The major components of property and equipment are as follows:

	As of June 30,	As of December 31,
	2014	2013
	(in thousands)
Unproved property costs	$99,907	$103,917
Oilfield inventories	3,966	4,096
Other administrative property	2,696	2,710
Total property and equipment	106,569	110,723
Accumulated depreciation	(2,441)	(2,332)
Total property and equipment, net	$104,128	$108,391

Unproved property costs, excluding oilfield inventories, consist of:

	As of June 30,	As of December 31,
	2014	2013
	(in thousands)
Budong PSC	$—	$4,470
Dussafu PSC	99,907	99,447
Total unproved property costs	$99,907	$103,917

Other Administrative Property

For the three and six months ended June 30, 2014, depreciation expense was $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2013, depreciation expense was $0.1 million and $0.2 million, respectively.

Other Assets

Other assets consist of:

	As of June 30,	As of December 31,
	2014	2013
	(in thousands)
Long-term prepaid expenses	$147	$139
Gabon PSC – blocked payment (net to our 66.667% interest)	734	734
	$881	$873

The blocked payment of $0.7 million net to our 66.667 percent interest is related to our drilling operations in Gabon and was blocked as a result of the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). See Note 12 – Commitments and Contingencies.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. During the three and six months ended June 30, 2014, we capitalized interest costs for qualifying oil and gas property additions of $0 million and $0.2 million, respectively. During the three and six months ended June 30, 2013, we capitalized interest costs for qualifying oil and gas property additions of $2.1 million and $4.1 million, respectively.

Fair Value Measurements

The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature (Level 1). The estimated fair value of advances to equity affiliate and dividend receivable approximates their carrying value as it is the estimated amount we would receive from a third party to assume the receivables (Level 2).

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of June 30, 2014 and December 31, 2013. See Note 11 – Warrant Derivative Liabilities for a description of the valuation models and inputs used to calculate the fair value of these derivative liabilities.

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$—	$—	$1,953	$1,953

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$—	$—	$1,953	$1,953

During the three and six months ended June 30, 2014, there were no changes in the fair value of the warrants, and for the three and six months ended June 30, 2013, there were $0 million unrealized gain and $3.8 million unrealized gain, respectively.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Financial liabilities:
Beginning balance	$1,953	$1,685	$1,953	$5,470
Unrealized change in fair value	—	—	—	(3,785)
Ending balance	$1,953	$1,685	$1,953	$1,685

During the three and six months ended June 30, 2014 and 2013, there were no transfers between Level 1, Level 2 and Level 3 liabilities.

Share-Based Compensation

We use a fair value based method of accounting for stock-based compensation. During the six months ended June 30, 2014, we issued stock-based compensation awards to certain employees in the form of:  options to purchase 683,000 shares of common stock at an exercise price of $4.76 per share, vesting over three years from the date of grant and 578,500 shares of restricted stock units vesting three years from the date of grant. During the three and six months ended June 30, 2013, we issued no stock-based compensation awards.

On July 16, 2014, we issued 107,142 shares of restricted stock units vesting one year from the date of grant to our outside directors.

Income Taxes

We recognized an income tax benefit of $0.1 million and $1.0 million during the three and six months ended June 30, 2014, respectively, as compared to income tax benefit of $1.4 million and $1.4 million during the three and six months ended June 30, 2013, respectively. Beginning in the fourth quarter of 2013, we determined that we expected to have sufficient taxable income in the U.S. related to the expected sale of the remaining equity interest in Harvest Holding. Therefore we recognized the tax benefit of losses incurred in the U.S. related to the three and six months ended June 30, 2014. This benefit was offset by expense associated with undistributed earnings from foreign subsidiaries during the three and six months ended June 30, 2014.

Noncontrolling Interests

Changes in noncontrolling interest were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$252,244	$107,033	$243,167	$97,101
Contributions by noncontrolling interest owners	241	—	717	—
Net income attributable to noncontrolling interest	7,665	1,551	16,266	11,483
Balance at end of period	$260,150	$108,584	$260,150	$108,584

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

 In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” which is included in ASC 606, a new topic under the same name. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance supersedes the previous revenue recognition requirements and most industry-specific guidance. Additionally, the update supersedes some cost guidance related to construction type and production-type contracts.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update.

The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:  (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The new guidance also provides for additional qualitative and quantitative disclosures related to: (1) contracts with customers, including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations); (2) significant judgments and changes in judgments which impact the determination of the timing of satisfaction of performance obligations (over time or at a point in time), the transaction price and amounts allocated to performance obligations; and (3) assets recognized from the costs to obtain or fulfill a contract.

For public entities such as the Company, the amendments in the update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  An entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. We are currently evaluating the impact of this guidance.  During the period from May 2011, the date we disposed of our interest in the Antelope Project, to date, we have not had any revenues as our oil and gas properties have not had any production.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Income (loss) from continuing operations(a)	$(1,421)	$(3,460)	$(9,298)	$33,122
Discontinued operations	(230)	(1,006)	(361)	(1,491)
Net income (loss) attributable to Harvest	$(1,651)	$(4,466)	$(9,659)	$31,631
Weighted average common shares outstanding	41,861	39,238	41,854	39,238
Effect of dilutive securities	—	—	—	111
Weighted average common shares, diluted	41,861	39,238	41,854	39,349
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.09)	$(0.22)	$0.85
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.04)
Basic earnings (loss) per share	$(0.04)	$(0.12)	$(0.23)	$0.81
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.09)	$(0.22)	$0.84
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.04)
Diluted earnings (loss) per share	$(0.04)	$(0.12)	$(0.23)	$0.80

(a)	Net of net income attributable to noncontrolling interests.

The three months ended June 30, 2014 per share calculations above exclude 4.3 million options and 2.5 million warrants because they were anti-dilutive. The three months ended June 30,  2013 per share calculations above exclude 3.9 million options and 2.4 million warrants because they were anti-dilutive.

The six months ended June 30, 2014 per share calculations above exclude 4.1 million options and 2.5 million warrants because they were anti-dilutive. The six months ended June 30,  2013 per share calculations above exclude 3.4 million options and 2.4 million warrants because they were anti-dilutive.

Note 5 – Discontinued Operations

Consistent with the results reported in the 2013 Financial Statements, our Oman and Colombia operations have been classified as discontinued operations. Losses are shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Oman	$(9)	$(315)	$(25)	$(656)
Colombia	(221)	(691)	(336)	(835)
	$(230)	$(1,006)	$(361)	$(1,491)

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

Petrodelta’s financial information is prepared in accordance with International Financial Reporting Standards (“IFRS”) which we have adjusted to conform to U.S. GAAP. All amounts through Net Income under U.S. GAAP represent 100 percent of Petrodelta. In addition to the adjustments to arrive at Petrodelta’s net income under U.S. GAAP, earnings from equity affiliate also reflect the amortization of the excess basis in equity affiliate using the unit-of-production method based on risk adjusted total current estimated reserves. Summary financial information has been presented below for the three and six months ended June 30, 2014 and 2013 and at June 30, 2014 and December 31, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Results under IFRS:
Revenues:
Oil sales	$364,144	$314,088	$689,798	$631,412
Gas sales	1,050	922	1,916	2,123
Royalty	(121,421)	(104,229)	(230,505)	(209,762)
	243,773	210,781	461,209	423,773
Expenses:
Operating expenses	60,542	36,136	105,606	62,669
Workovers	5,454	5,389	13,806	8,453
Depletion, depreciation and amortization	32,364	20,869	58,676	41,334
General and administrative	3,080	4,703	9,645	13,483
Windfall profits tax	52,123	51,928	98,425	117,974
Windfall profits (credit) and reversal of credit	55,168	—	55,168	(55,168)
	208,731	119,025	341,326	188,745
Income from operations	35,042	91,756	119,883	235,028
Gain (loss) on exchange rate	223	(5,335)	168	181,386
Investment earnings and other	301	2	614	1,402
Interest expense	(8,295)	(3,175)	(15,851)	(5,925)
Income before income tax	27,271	83,248	104,814	411,891
Current income tax expense (benefit)	(5,558)	62,925	46,760	200,534
Deferred income tax benefit	(9,460)	(44,488)	(32,698)	(41,110)
Net income under IFRS	42,289	64,811	90,752	252,467
Adjustments to increase (decrease) net income under IFRS:
Deferred income tax expense	(30,359)	(33,973)	(24,048)	(38,823)
Depletion expense	(5,026)	(7,948)	(9,896)	(12,178)
Windfall profits credit and (reversal) of credit	55,168	—	55,168	(55,168)
Sports law over (under) accrual	689	(1,463)	740	188
Net income under U.S. GAAP	62,761	21,427	112,716	146,486
Equity interest in equity affiliate	40%	40%	40%	40%
Income before amortization of excess basis in equity affiliate	25,104	8,571	45,086	58,595
Amortization of excess basis in equity affiliate	(1,163)	(969)	(2,258)	(1,522)
Earnings from equity affiliate excluded from results of operations	(7,879)	—	(7,879)	—
Earnings from equity affiliate included in income	$16,062	$7,602	$34,949	$57,073

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Financial Position under IFRS:
Current assets	$1,942,248	$1,906,595
Property and equipment	839,377	717,449
Other assets	131,409	181,116
Current liabilities	1,696,117	1,652,806
Other liabilities	110,109	136,298
Net equity	1,106,808	1,016,056

Sales Contract

The sale of oil and gas by Petrodelta to the Venezuelan government is pursuant to a Contract for Sale and Purchase of Hydrocarbons with PDVSA Petroleo S.A. (“PPSA”) signed on January 17, 2008 (the “Sales Contract”). As discussed further in the 2013 Financial Statements, the Sales Contract is in the process of being amended to include the Boscan gravity and sulphur correction factors and crude pricing formula which is applicable to production from the El Salto field. The pricing formula in the draft amendment has been used to accrue revenue for El Salto field deliveries from October 1, 2011 to date. As of June 30, 2014 and December 31, 2013, revenues of $235.8 million and $756.7 million, net of royalty, respectively, for El Salto remained uninvoiced to PPSA pending execution of the amendment.

Windfall Profits Tax Credit

The April 2011 Windfall Profits Tax law included a provision providing that an exemption of the Windfall Profits Tax could be granted for the incremental production of projects and grass root developments until the specific investments are recovered. The projects deemed to qualify for the exemption have to be considered and approved on a case by case basis by the Ministry of the People’s Power for Petroleum and Mining (“MENPET”). In March 2013, Petroleos de Venezuela S.A. (“PDVSA”) requested from MENPET a Windfall Profits Tax exemption credit under provisions in the April 2011 Windfall Profits Tax law. The exemption was applied to several oil development projects, including Petrodelta. However, MENPET has not defined the projects qualifying for exemption or provided the guidance necessary to calculate the exemption. PDVSA issued to Petrodelta its estimated share of the exemption credit related to 2012 of $55.2 million ($36.4 million net of tax) based on PDVSA’s calculation and projects PDVSA deemed to qualify for the exemption. Petrodelta was not been provided with supporting documentation indicating the properties have been appropriately qualified by MENPET, the specific details for the exemption credit, such as which fields, production period or production, or the supporting calculations. In July 2014, Petrodelta received confirmation that MENPET had denied PDVSA’s application for the exemption, and Petrodelta reversed its estimated share of the credit.  We determined that until MENPET either issues guidance on the exemption provisions in the law or issues payment forms including the exemption credit, or written approval from MENPET for this exemption credit is received by Petrodelta or us, we would exclude the exemption credit from our equity earnings in Petrodelta under U.S. GAAP.  In March 2013, we included an adjustment for the differences between IFRS and U.S. GAAP which reversed Petrodelta’s accrual for the Windfall Profits Tax credit, and in June 2014 we recorded an adjustment to Petrodelta’s reversal of the Windfall Profits Tax credit.

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

Petrodelta has currency exchange risk from fluctuations of the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. The official prevailing currency exchange rate was increased from 4.3 Bolivars per U.S. Dollar to 6.3 Bolivars per U.S. Dollar in February 2013. Petrodelta reflected a gain of approximately $169.6 million on revaluation of its non-income tax related assets and liabilities during the year ended December 31, 2013 primarily related to the February 2013 devaluation. A substantial portion of this gain was reflected in the results for the three months ended March 31, 2013 and the six months ended June 30, 2013.

As a result of legislation enacted in December 2013 and January and February of 2014, Venezuela now has a multiple exchange rate system. Most of Petrodelta’s transactions are subject to a fixed official exchange rate of 6.3. In addition, there is a variable official exchange rate system in which the exchange rate is determined through auctions (11.3 rate as of December 31, 2013). The third system became available on March 24, 2014. The financial information is prepared using the official fixed exchange rate (6.3 from February 2013 to date). At June 30, 2014, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 1,380 million Bolivars and 5,485 million Bolivars, respectively.

Note 7 – Venezuela – Other

See also Note 6 – Investment in Equity Affiliate– Petrodelta for further information regarding our Venezuela operations.

At June 30, 2014, the balances in Harvest Vinccler S.C.A.’s (“Harvest Vinccler”) Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 12.8 million Bolivars and 6.1 million Bolivars, respectively. During the three and six months ended June 30, 2014, Harvest Vinccler exchanged approximately $0.1  million and $0.3 million, respectively ($0.5 million and $0.9 million during the three and six months ended June 30, 2013, respectively) and received an average exchange rate of 52.4 and 23.9 Bolivars, respectively (6.28 and 6.08 Bolivars, respectively, during the three and six months ended June 30, 2013) per U.S. Dollar to fund Bolivar denominated operating expenses. A change in the exchange rate is not expected to have a material impact on results of operations or our financial position due to the small amount of exposure to Bolivars.

Note 8 – Gabon

Operational activities during the six months ended June 30, 2014 included evaluation of development alternatives, preparation of a field development plan and processing of 3D seismic which was acquired in 2013.  The joint venture partners approved a resolution that the discovered fields are commercial to exploit on March 26, 2014.  On June 4, 2014, a Declaration of Commerciality (“DOC”)  was signed with the Gabonese Republic (“Gabon”) pertaining to the four discoveries on the Dussafu Block offshore Gabon.  Furthermore, on July 17, 2014, Gabon awarded an Exclusive Exploitation Authorization (“EEA”) for the development and exploitation of certain oil discoveries on the Dussafu Block.

Central/inboard 3D seismic data acquired in 2011 has been processed and interpreted to review prospectivity. We have begun processing the 3D seismic from the 1,260 Sq Km of 3D seismic data acquired during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block where significant pre-salt prospectivity has been recognized on 2D seismic data. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and is expected to enhance the placement of future development wells in the Ruche and Tortue development program as well as provide improved assessment of the numerous undrilled structures already identified on previous 3D seismic surveys. The Dussafu Production Share Contract (“PSC”) represents $103.9 million of unproved oil and gas properties including inventory on our June 30, 2014 balance sheet 103.4 million at December 31, 2013).

See Note 12 – Commitments and Contingencies for a discussion of legal matters related to our Gabon operations.

Note 9 – Indonesia

We have satisfied all work commitments for the current exploration phase of the Budong PSC. However, the extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC.

In previous periods, we  were actively discussing the sale of our interests in Budong, and based on indications of interest received in December 2013, we determined that it was appropriate to recognize an impairment expense of $0.6 million and a charge included in general and administrative expenses related to a valuation allowance on Value-Added tax (“VAT”) we do not expect to recover of $2.8 million. We fully impaired this property in the first quarter of 2014 resulting in a charge of $4.5 million which is reflected in the results for the six months ended June 30, 2014.  In June 2014, we and our joint interest partner decided to relinquish our interest in Budong.  We are working with the Indonesian government to complete the relinquishment which may take several months. As a result of these actions, we recognized a further charge of $3.2 million during the three months ended June 30, 2014 related to drilling obligations incurred in connection with the December 2012 acquisition of an additional 7.1 percent interest from our joint interest partner.  The Budong PSC represented  $4.6 million of unproved oil and gas properties including inventory on our December 31, 2013 balance sheet.

Note 10 –Debt

Debt consists of the following:

	As of	As of
	June 30,	December 31,
	2014	2013
	(in thousands)
Senior notes, unsecured, with interest at 11%	$—	$79,750
Discount on 11% senior unsecured notes	—	(2,270)
Less current portion	—	(77,480)
	$—	$—

As discussed in Note 2 – Liquidity, we used a portion of the $125 million in proceeds from the sale of the 29 percent interest in Harvest Holding that we received on December 16, 2013, to redeem all of our 11% Senior Notes due 2014. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. As a result of the redemption, we recorded a loss on extinguishment of debt of $4.8 million during the first quarter of 2014 which is included in the results for the six months ended June 30, 2014. This loss includes the write off of the discount on debt ($2.3 million), the expensing of financing costs related to the term loan facility ($1.3 million) and for other costs related to the extinguishment ($1.2 million).

Note 11 – Warrant Derivative Liability

As of June 30, 2014, the warrant derivative liability consisted of  1,826,001  warrants ( 1,826,001 at December 31, 2013) issued under the warrant agreements dated November 2010 in connection with a $60 million term loan facility. The fair value of the Warrants as of June 30, 2014 was  $1.07 per warrant ( $1.07 per warrant at December 31, 2013).

The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of any of the balance sheet dates presented on our consolidated balance sheets:

	Fair Value
	Hierarchy	As of
	Level	June 30, 2014	December 31, 2013
Significant assumptions (or ranges):
Stock price	Level 1 input	$4.52	$4.52
Term (years)		1.58	1.83
Volatility	Level 2 input	94%	94%
Risk-free rate	Level 1 input	0.34%	0.34%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability (fundamental change event/debt raise/equity raise)	Level 3 input	60%/40%/0%	60%/40%/0%

All our warrant derivative contracts are recorded at fair value and are classified as warrant derivative liability on the consolidated balance sheet. The following table summarizes the effect on our income associated with changes in the fair values of our warrant derivative financial instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Unrealized gain on warrant derivatives	$—	$—	$—	$3,785

Note 12 – Commitments and Contingencies

We have various contractual commitments pertaining to exploration, development and production activities. Under the EEA granted for the Dussafu PSC on July 17, 2014, we are required to commence production within four years of the date of grant in order to preserve our rights to production under the EEA.  We expect that significant capital expenditures will be required prior to commencement of production which is expected in 2016 under the proposed field development plan.  In January 2013, the Budong PSC partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2017. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. If we do not drill an exploration well before October 2014, our partner has the right to give us notice that the consideration for an additional 7.1 percent participating interest must be paid in cash for $3.2 million. In June 2014, we and our joint interest partner decided to relinquish our interest in Budong.  As a result, we recognized a further charge of $3.2 million during the three months ended June 30, 2014 related to our drilling obligations.  See Note 9 – Indonesia. These work commitments are non-discretionary; however, we do have the ability to control the pace of expenditures.

Under the agreements with our partners in the Dussafu PSC and Budong PSC, we are jointly and severally liable to various third parties. As of June 30, 2014, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $2.8 million ( $15.0 million as of December 31, 2013) and is related to accounts payable to vendors and withholding taxes payable to taxing authorities. As we are the operator for both the Dussafu PSC and Budong PSC, the gross carrying amount related to accounts payable and withholding taxes and the net amount related to other accrued expenses is reflected in the consolidated balance sheet in Accounts payable and Accrued expenses leaving $0.6 million in fixed obligations as of June 30, 2014 ( $3.9 million as of December 31, 2013) attributable to our joint partners’ share which is not accrued in our balance sheet. Our partners have advanced $0.2 million ( $1.1 million as of December 31, 2013) to satisfy their share of these obligations which was $1.0 million as of June 30, 2014 ( $5.0 million as of December 31, 2013). As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States District Court, Southern District of Texas, Houston Division. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief relating to the Company’s interest in the WAB-21 area of the South China Sea. The complaint alleges that the area belongs to the people of Taiwan and seeks damages in excess of $2.9 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, the WAB-21 area. The plaintiffs filed an amended complaint on May 9, 2014. The Company has filed an amended motion to dismiss and intends to vigorously defend these allegations.

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

Uracoa Municipality Tax Assessments. Harvest Vinccler S.C.A., a subsidiary of Harvest Holding (“Harvest Vinccler”), has received nine assessments from a tax inspector for the Uracoa municipality in Venezuela in which parts of the Uracoa, Tucupita and Bombal fields are located as follows:

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

Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in Venezuela in which part of the Uracoa, Tucupita and Bombal fields are located as follows:

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

Note 13 – Operating Segments

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. Results for our segments are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Segment Income (Loss) Attributable to Harvest
Venezuela	$7,897	$5,292	$17,032	$44,368
Gabon	(1,331)	(1,465)	(2,482)	(2,406)
Indonesia	(3,697)	(1,174)	(8,932)	(2,453)
United States	(4,290)	(6,113)	(14,916)	(6,387)
Income (loss) from continuing operations(a)	(1,421)	(3,460)	(9,298)	33,122
Discontinued operations	(230)	(1,006)	(361)	(1,491)
Net income (loss) attributable to Harvest	$(1,651)	$(4,466)	$(9,659)	$31,631

(a)	Net of income attributable to noncontrolling interest.

	As of June 30,	As of December 31,
	2014	2013
	(in thousands)
Operating Segment Assets
Venezuela	$534,802	$500,946
Gabon	106,853	107,851
Indonesia	491	5,004
United States	6,830	121,050
	648,976	734,851
Discontinued operations	15	29
Total assets	$648,991	$734,880

Note 14 – Related Party Transactions

As of June 30, 2014 and December 31, 2013, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest are payable upon the maturity date of June 30, 2016. We have classified the note as a current liability as we expect to settle this obligation within one year. Interest accrues at a rate of U.S. dollar based LIBOR plus 0.5%.

Note 15 – Subsequent events

In July 2014, we completed the sale of our rights under a petroleum contract with China National Offshore Oil Corporation for the WAB-21 area for $3.0 million.  This area is located in the South China Sea and is the subject of a border dispute between China and Socialist Republic of Vietnam.

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

On July 10, 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Under the shelf registration statement, we could offer and sell up to $300.0 million of various types of securities, including unsecured debt securities, common stock, preferred stock, warrants and units.   See Note 2  – Liquidity, for further discussion of this transaction.

A Declaration of Commerciality (DOC) has been signed with the Gabonese Republic (Gabon) pertaining to the Dussafu Block offshore Gabon.  Furthermore, on July 17, 2014, Gabon awarded an Exclusive Exploitation Authorization (EEA) for the development and exploitation of certain oil discoveries on the Dussafu Block.

We are currently marketing our non-Venezuelan assets and talking to potential buyers.  In July 2014, we completed the sale of our rights under a petroleum contract with China National Offshore Oil Corporation for the WAB-21 area for $3.0 million.  This area is located in the South China Sea and is the subject of a border dispute between China and Socialist Republic of Vietnam.  We intend to continue our consideration of a possible sale for some or all of our other non-Venezuelan assets if we are able to negotiate a sale or sales in transactions that our Board of Directors believes are in the best interests of the Company and its stockholders. In the meantime, we intend to operate our business in the ordinary course and may ultimately decide to keep our other non-Venezuelan assets and acquire additional assets. See Note 2 – Liquidity, for further discussion of these and other matters related to our liquidity.

Operations

Venezuela - Petrodelta, S.A.

During the three and six months ended June 30,  2014, Petrodelta drilled and completed four and seven development wells, respectively (four and six during the three and six months ended June 30,  2013, respectively). Currently, Petrodelta is operating six drilling rigs and one workover rig. Infrastructure enhancement projects in the El Salto and Temblador fields continue.

Certain operating statistics for the three and six months ended June 30,  2014 and 2013 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent. This information may not be representative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Thousand barrels of oil sold	4,102	3,477	7,980	6,838
Million cubic feet of gas sold	682	597	1,244	1,375
Total thousand barrels of oil equivalent (“BOE”)	4,216	3,577	8,187	7,067
Average BOE per day	46,328	39,304	45,236	39,046
Average price per barrel	$88.77	$90.33	$86.44	$92.34
Average price per thousand cubic feet	$1.54	$1.54	$1.54	$1.54
Cash operating costs (thousands)	$60,542	$36,136	$105,606	$62,669
Capital expenditures (thousands)	$81,828	$65,800	$180,592	$110,400

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

Dussafu Project, Gabon

We have met all funding commitments for the third exploration phase of the Dussafu PSC. The Dussafu Ruche Marin-1 well and two sidetracks, which were drilled in 2011, and the Dussafu Tortue Marin-1 well and one sidetrack, which were drilled in 2013, are suspended with casing set to approximately 1,750 meters on both wells pending future appraisal and development activities.

Operational activities during the six months ended June 30, 2014 included evaluation of development alternatives, preparation of a field development plan and processing of 3D seismic which was acquired in 2013.  The joint venture partners approved a resolution that the discovered fields are commercial to exploit on March 26, 2014.  On June 4, 2014, a Declaration of Commerciality (“DOC”) was signed with the Gabonese Republic (“Gabon”) pertaining to the four discoveries on the Dussafu Block offshore Gabon.  Furthermore, on July 17, 2014, Gabon awarded an Exclusive Exploitation Authorization (“EEA”) for the development and exploitation of certain oil discoveries on the Dussafu Block.

Central/inboard 3D seismic data acquired in 2011 has been processed and interpreted to review prospectivity. We have begun processing the 3D seismic from the 1,260 Sq Km of 3D seismic data acquired during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block where significant pre-salt prospectivity has been recognized on 2D seismic data. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and is expected to enhance the placement of future development wells in the Ruche and Tortue development program as well as provide improved assessment of the numerous undrilled structures already identified on previous 3D seismic surveys.

During six months ended June 30,  2014, we had cash capital expenditures of $0.5 million for well planning and drilling.

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

In previous periods, we were actively discussing the sale of our interests in Budong, and based on indications of interest received in December 2013, we determined that is it was appropriate to recognize an impairment expense of $0.6 million and a charge included in general and administrative expenses related to a valuation allowance on VAT we do not expect to recover of $2.8 million. We fully impaired this property in the first quarter of 2014 resulting in a charge of $4.5 million which is reflected in the results for the six months ended June 30, 2014. In June 2014, we and our joint interest partner decided to relinquish our interest in Budong.  We are working with the Indonesian government to complete the relinquishment which may take several months. As a result of these actions, we recognized a further charge of $3.2 million during the three months ended June 30, 2014 related to drilling obligations incurred in connection with the December 2012 acquisition of an additional 7.1 percent interest from our joint interest partner.  The Budong PSC represented $4.6 million of unproved oil and gas properties including inventory on our December 31, 2013 balance sheet.

Business Strategy

In the 2013 Form 10-K in  Item 1. Business and Item 1A. Risk Factors, in Note 1− Organization to the Consolidated Financial Statements and elsewhere,  we discuss the situation in Venezuela and how the actions of the Venezuelan government have adversely affected and continue to adversely affect our operations as well as the agreement with Petroandina and Pluspetrol to sell all of our Venezuelan interests.

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

Results of Operations

You should read the following discussion of the results of operations for the three and six months ended June 30,  2014 and 2013, and the financial condition as of June 30,  2014 and December 31, 2013, in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the 2013 Form 10-K.

Three Months Ended June 30,  2014 Compared with Three Months Ended June 30,  2013

We reported net loss attributable to Harvest of $(1.7) million, or $(0.04) diluted earnings per share, for the three months ended June 30,  2014, compared with net loss attributable to Harvest of $(4.5) million, or $(0.12) diluted earnings per share, for the three months ended June 30,  2013.

Loss from Continuing Operations

Total expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Three Months Ended
	June 30,		Increase
	2014	2013	(Decrease)
Depreciation and amortization	$58	$87	$(29)
Exploration expense	1,648	2,007	(359)
Impairment expense	3,150	—	3,150
General and administrative	4,903	7,559	(2,656)
Investment earnings and other	—	(118)	118
Loss on sale of interest in Harvest Holding	391	—	391
Interest expense	15	1,067	(1,052)
Foreign currency transaction (gains) losses	(259)	183	(442)
Other non-operating expenses	—	141	(141)
Income tax benefit	(88)	(1,415)	1,327

During the three months ended June 30,  2014, we incurred  $1.5 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.1 million related to other general business development activities. During the three months ended June 30,  2013, we incurred $1.5 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.5 million related to other general business development activities.

The impairment expense of $3.2 million during the three months ended June 30, 2014 is related to our interests in Indonesia which we are planning to relinquish. See Note 9  –Indonesia for further discussion.

The decrease in general and administrative costs in the three months ended June 30,  2014 from the three months ended June 30,  2013 was primarily due to lower employee related costs ($1.4 million), professional fees and contract services ($1.2 million), and taxes other than income ($0.1 million). Employee costs are lower between periods as costs for the three months ended June 30, 2013 included severance costs for a reduction in staffing in our foreign offices.  Contract services are lower between periods as costs for the three months ended June 30, 2013 included higher legal fees associated with litigation and higher consulting fees.

The loss on the sale of interest in Harvest Holding in the three months ended June 30, 2014 includes costs incurred during the period related to the sale of our remaining 51 percent interest in Harvest Holding which has not yet been completed. These costs are primarily related to the preparation of the proxy statement issued in connection with the special stockholders meeting held on May 7, 2014 to vote on the proposed sale.

There was no change in the unrealized loss on derivatives in either the three months ended June 30,  2014 or the three months ended June 30, 2013 because no adjustment to the fair value of the derivatives was required as the underlying valuation assumptions for our warrant derivative liability did not materially changed during these quarters.

The decrease in interest expense in the three months ended June 30, 2014 from the three months ended June 30, 2013 was due to there being no principal balance outstanding during the period resulting from the repayment of the 11 % Senior Notes on January 11, 2014. There was no interest capitalized to oil and gas properties in the three months ended June 30, 2014 as compared to $2.1 million for the three months ended June 30, 2013.

We recognized an income tax benefit of $0.1 million during the three months ended June 30, 2014 as compared to income tax expense of $1.4 million during the three months ended June 30, 2013. Beginning in the fourth quarter of 2013, we determined that we expected to have sufficient taxable income in the U.S. related to the expected sale of the remaining equity interest in Harvest Holding. Therefore we recognized the tax benefit of losses incurred in the U.S. related to the three months ended June 30, 2014. This benefit was offset by expense associated with undistributed earnings from foreign subsidiaries during the three months ended June 30, 2014.

Earnings from Equity Affiliate

	Three Months Ended			%
	June 30,		Increase	Increase	Increase
	2014	2013	(Decrease)	(Decrease)	(Decrease)
	(dollars in thousands, except prices)
Revenues:
Crude oil	$364,144	$314,088	$50,056	16%
Natural gas	1,050	922	128	14%
Total revenues	$365,194	$315,010	$50,184	16%
Price and Volume Variances:
Crude oil price variance (per Bbl)	$88.77	$90.33	$(1.56)	(2)	$ (5,435)
Natural gas sales prices Variance (per Mcf)	1.54	1.54	—	—	—
Volume variances:
Crude oil volumes (MBbls)	4,102	3,477	625	18%	55,488
Natural gas volumes (MMcf)	682	597	85	14%	131
Total variance					$50,184

Revenues were higher in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to increases in sales volumes resulting from production from wells drilled since June 30, 2013 offset somewhat by a decrease in oil prices. The decrease in price primarily reflects an overall decrease in market oil prices, but also was a result of a shift in mix to El Salto production which is paid at the lower Boscan price.

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income under IFRS from Petrodelta to Earnings from Equity Affiliate, were:

	Three Months Ended
	June 30,		Increase
	2014	2013	(Decrease)
	(in thousands)
Royalties	$121,421	$104,229	$17,192
Operating expenses	60,542	36,136	24,406
Workovers	5,454	5,389	65
Depletion, depreciation and amortization (inclusive of U.S. GAAP adjustment)	37,390	28,817	8,573
General and administrative	3,080	4,703	(1,623)
Windfall profits tax (inclusive of U.S. GAAP adjustment)	52,123	51,928	195
Loss on exchange rate	223	5,335	(5,112)
Interest expense	8,295	3,175	5,120
Income tax expense (inclusive of U.S. GAAP adjustment)	15,341	52,410	(37,069)
Adjustment stated at our 40% equity interest related to amortization of excess basis	1,163	969	194

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013, royalties, which is a function of revenue, increased due to the increase in production (net increase in revenue of $50.2 million at 30 percent royalty). The increase in operating expense is due to higher personnel costs as a result of a new contract, higher maintenance costs and increased chemical costs.  Depletion, depreciation and amortization increased as a result of higher capitalized costs, including wells and infrastructure placed in service during 2014.  Income tax expense decreased between the quarters primarily due to the decrease in pre-tax income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests is attributable to Vinccler’s 20 percent equity interest in Harvest Holding. Beginning December 16, 2013 it is also attributable to Petroandina’s 29 percent equity interest in Harvest Holding. Earnings for Harvest Holding are primarily attributable to Petrodelta.  Net income attributable to noncontrolling interests increased from $1.6 million for the three months ended June 30, 2013 to $7.7 million for the three months ended June 30, 2014 primarily as result of the increase in the noncontrolling interest from 20 percent in the 2013 period to 49 percent for the 2014 period.

Discontinued Operations

As discussed further in our 2013 Form 10-K, operations in Oman and Colombia have been classified as discontinued operations. Net income (loss) is shown in the table below:

	Three Months Ended
	June 30,
	2014	2013
	(in thousands)
Oman	$(9)	$(315)
Colombia	(221)	(691)
Net loss from discontinued operations	$(230)	$(1,006)

Six Months Ended June 30,  2014 Compared with Six Months Ended June 30,  2013

We reported net loss attributable to Harvest of $(9.7) million, or $(0.23) diluted earnings per share, for the six months ended June 30,  2014, compared with net income attributable to Harvest of $31.6 million, or $0.80 diluted earnings per share, for the six months ended June 30,  2013.

Loss from Continuing Operations

Total expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Six Months Ended
	June 30,		Increase
	2014	2013	(Decrease)
Depreciation and amortization	$134	$174	$(40)
Exploration expense	3,481	3,737	(256)
Impairment expense	7,610	—	7,610
General and administrative	11,204	10,913	291
Investment earnings and other	(4)	(164)	160
Loss on sale of interest in Harvest Holding	1,357	—	1,357
Unrealized gain on derivatives	—	(3,785)	3,785
Interest expense	62	2,265	(2,203)
Loss on extinguishment of debt	4,749	—	4,749
Foreign currency transaction losses	210	91	119
Other non-operating expenses	220	613	(393)
Income tax benefit	(1,042)	(1,376)	334

During the six months ended June 30,  2014, we incurred $2.9 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.6 million related to other general business development activities.  During the six months ended June 30,  2013, we incurred $2.9 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.8 million related to other general business development activities.

Impairment expense during the six months ended June 30,  2014 related to our Budong project in Indonesia. We incurred no impairment expense during the six months ended June 30,  2013.

The small increase in general and administrative costs in the six months ended June 30,  2014 from the six months ended June 30,  2013 was primarily due to higher employee related costs ($0.2 million), general operating and overhead costs ($1.0 million), and taxes other than income ($0.4 million) offset by lower professional fees and contract services ($1.1 million) and travel ($0.2 million). Employee costs are higher between periods as costs for the six months ended June 30, 2013 included a reduction in certain stock-based compensation expense to reflect the impact of the change in the Company’s stock price. General office and overhead costs are higher between periods as costs for the six months ended June 30, 2013 benefited from higher costs reimbursements from partners in our joint ventures.  Contract services are lower between periods as costs for the six months ended June 30, 2013 included higher legal fees associated with litigation and higher consulting fees.

The loss on the sale of interest in Harvest Holding in the six months ended June 30, 2014 includes costs incurred during the period related to the sale of our remaining 51 percent interest in Harvest Holding which has not yet been completed. These costs are primarily related to the preparation of the proxy statement issued in connection with the special stockholders meeting held on May 7, 2014 to vote on the proposed sale.

The decrease in unrealized gain on derivatives in the six months ended June 30,  2014 from the six months ended June 30,  2013 was because no adjustment to the fair value of the derivatives was required in the six months ended June 30, 2014 as the underlying valuation assumptions for our warrant derivative liability have not materially changed during the current quarter.

The decrease in interest expense in the six months ended June 30, 2014 from the six months ended June 30, 2013 was due to the lower average principal balance outstanding during the period  of  $4.9 million resulting from the repayment of the 11% Senior Notes on January 11, 2014. The average principal balance outstanding for the prior period quarter was $79.8 million. Interest capitalized to oil and gas properties in the six months ended June 30, 2014 was $0.2 million (six months ended June 30, 2013: $4.1 million).

During the six months ended June 30, 2014, we incurred a loss on extinguishment of debt of $4.8  million in connection with the repayment of the 11% Senior Notes.

Other non-operating expense in the six months ended June 30, 2013 included the write-off of costs related to an equity distribution agreement which we can no longer access.

We recognized an income tax benefit of $1.0 million during the six months ended June 30, 2014 as compared to an income tax benefit of $1.4 million during the six months ended June 30, 2013. Beginning in the fourth quarter of 2013, we determined that we expected to have sufficient taxable income in the U.S. related to the expected sale of the remaining equity interest in Harvest Holding. Therefore we recognized the tax benefit of losses incurred in the U.S. related to the six months ended June 30, 2014. This benefit was offset by expense associated with undistributed earnings from foreign subsidiaries during the six months ended June 30, 2014.

Earnings from Equity Affiliate

	Six Months Ended			%
	June 30,		Increase	Increase	Increase
	2014	2013	(Decrease)	(Decrease)	(Decrease)
	(dollars in thousands, except prices)
Revenues:
Crude oil	$689,798	$631,412	$58,386	9%
Natural gas	1,916	2,123	(207)	(10)%
Total revenues	$691,714	$633,535	$58,179	9%
Price and Volume Variances:
Crude oil price variance (per Bbl)	$86.44	$92.34	$(5.90)	(6)	$ (40,335)
Natural gas sales prices Variance (per Mcf)	1.54	1.54	—	—	—
Volume variances:
Crude oil volumes (MBbls)	7,980	6,838	1,142	17%	98,716
Natural gas volumes (MMcf)	1,244	1,375	(131)	(10)%	(202)
Total variance					$58,179

Revenues were higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to increases in sales volumes resulting from production from wells drilled since June 30, 2013 offset by a decrease in oil prices. The decrease in price primarily reflects an overall decrease in market oil prices, but also was a result of a shift in mix to El Salto production which is paid at the lower Boscan price.

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income under IFRS from Petrodelta to Earnings from Equity Affiliate, were:

	Six Months Ended
	June 30,		Increase
	2014	2013	(Decrease)
	(in thousands)
Royalties	$230,505	$209,762	$20,743
Operating expenses	105,606	62,669	42,937
Workovers	13,806	8,453	5,353
Depletion, depreciation and amortization (inclusive of U.S. GAAP adjustment)	68,572	53,512	15,060
General and administrative	9,645	13,483	(3,838)
Windfall profits tax (inclusive of U.S. GAAP adjustment)	98,425	117,974	(19,549)
Gain on exchange rate	(168)	(181,386)	181,218
Interest expense	15,851	5,925	9,926
Income tax expense (inclusive of U.S. GAAP adjustment)	38,110	198,247	(160,137)
Adjustment stated at our 40% equity interest related to amortization of excess basis	2,258	1,522	736

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013, royalties, which is a function of revenue, increased due to the increase in production (net increase in revenue of $58.2 million at 30 percent royalty).The increase in operating expense is due to higher personnel costs as a result of a new contract, higher maintenance costs and increased chemical costs. The increase in workover expense is due to running between one and two workover rigs in 2014 versus one workover rig in 2013. Depletion, depreciation and amortization increased as a result of higher capitalized costs, including wells and infrastructure placed in service during 2014. Windfall Profits Tax, which is a function of volume and price received per barrel as well as pricing levels set for determining Windfall Profits Tax, decreased as a result of an increase in the threshold price per barrel from $70 to $80 in mid-February 2013.  The foreign currency transaction gain during the six months ended June 30,  2013 is due to the Bolivar devaluation in February 2013 from 4.30 Bolivars/U.S. Dollar to 6.30 Bolivars/U.S. Dollar. Income tax expense decreased between the periods primarily due to the decrease in pre-tax income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests is attributable to Vinccler’s 20 percent equity interest in Harvest Holding. Beginning December 16, 2013 it is also attributable to Petroandina’s 29 percent equity interest in Harvest Holding. Earnings for Harvest Holding are primarily attributable to Petrodelta. Net income attributable to noncontrolling interests increased from $11.5 million for the six months ended June 30, 2013 to $16.3 million for the six months ended June 30, 2014 primarily as result of the impact of an increase in the noncontrolling interest from 20 percent in the 2013 period to 49 percent for the 2014 period offset by lower earnings from Petrodelta.

Discontinued Operations

As discussed further in our 2013 Form 10-K, operations in Oman and Colombia have been classified as discontinued operations. Net income (loss) is shown in the table below:

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Oman	$(25)	$(656)
Colombia	(336)	(835)
Net loss from discontinued operations	$(361)	$(1,491)

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our 2013 Form 10-K and our consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q.

Liquidity

As discussed above under Recent Developments, on December 16, 2013, Harvest and HNR Energia entered into the Share Purchase Agreement with Petroandina and Pluspetrol, its parent, to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 when we sold a 29 percent equity interest in Harvest Holding for $125 million. We used $80.0 million of the proceeds to redeem all of our 11% Senior Notes due 2014 on January 11, 2014 including principal and accrued and unpaid interest. As of June 30, 2014, we had $8.1  million in cash and cash equivalents.

We expect that during 2014, our capital needs will be met either from the completion of the sale of our remaining Venezuelan interests, the sale of other non-Venezuelan assets or borrowings available under the Share Purchase Agreement during the period until the second closing. The timing of the second closing, however, is beyond the control of the Company. In addition, depending on the timing of these events, we anticipate using a portion of the proceeds from the second closing to pay for expenses and other costs related to the transaction, which we estimate will be approximately $3.0 million; to pay taxes related to the transaction, which we estimate will be approximately $50.8 million.  We also anticipate making a cash settlement payment related to the warrant derivative liability of $2.0 million.  We will also use these funds to pay any severance costs and obligations under stock-based compensation agreements and employment agreements related to the sale of our Venezuelan interests during 2014.  Based on outstanding stock-based compensation awards and salaries as of June 30, 2014, the cash settlement would be approximately $16.1 million.

In addition to payments resulting from the completion of the sale of our remaining Venezuelan interests, we anticipate that we will need to fund projected general operating expenses and capital expenditures which are estimated to be $19.4 million for the remainder of 2014. Some of these costs will be paid from funds remaining from the proceeds of the initial sale of the 29 percent interest in Harvest Holding and the $3.0 million from the sale of our interest in the WAB-21 area. If we sell our non-Venezuelan assets before the sale of the remaining 51 percent interest in Harvest Holding, then our requirements for projected general operating expenses and capital expenditures would be reduced. Furthermore, if our Board of Directors determines that a downsizing would be in our best interests, there would be costs associated with the possible severance of some of our personnel.

In addition, we may be able to meet future liquidity needs through the issuance of additional equity securities and/or short or long-term debt financing, although there can be no assurance that such financing will be available to us or on terms that are acceptable to us, farm-downs or possible sales of assets.  On July 10, 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Under the shelf registration statement, we could offer and sell up to $300.0 million of various types of securities, including unsecured debt securities, common stock, preferred stock, warrants and units.  See Note 2 –Liquidity, for further discussion of this transaction.

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

Working Capital and Cash Flows

The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(28,699)	$(24,439)
Net cash used in investing activities	(4,200)	(38,348)
Net cash used in financing activities	(79,887)	(73)
Net decrease in cash	$(112,786)	$(62,860)

	As of
	June 30,	December 31,
	2014	2013
	(in thousands, except ratios)
Working capital	$(50,929)	$(31,667)
Current ratio	0.2	0.8
Total cash, including restricted cash	$8,136	$121,045
Total debt	$6,109	$83,589

Working Capital

The decrease in working capital of $19.3 million between December 31, 2013 and June 30, 2014 was primarily due to cash used to fund the loss from operations and interest payments as well as the early extinguishment of current debt in January 2014.

Cash Flow from Operating Activities

During the six months ended June 30, 2014, net cash used in operating activities was approximately $28.7 million ($24.4 million during the six months ended June 30, 2013). The $4.3  million increase in use of cash was primarily due to an increase in cash paid for exploration expenses, general and administrative costs and income taxes.

Cash Flow from Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Budong PSC	$1	$97
Dussafu PSC	509	36,584
Other	11	1,207
Total additions of property and equipment	$521	$37,888

In addition to cash capital expenditures, we advanced $0.3 million to Petrodelta for continuing operating costs during the six months ended June 30, 2014 ($0.2 million during the six months ended June 30, 2013) and incurred $3.5 million in transaction costs associated with the sale of Harvest Holding.   Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures of $8.4 million for 2014, of which $2.2 million is non-discretionary, for U.S., Gabon and Indonesia operations will be funded through our existing cash balances, accessing equity and debt markets, and cost reductions. In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

Cash Flow from Financing Activities

During the six months ended June 30, 2014, we repaid $79.8 million of our 11% Senior Notes, incurred $0.8 million in debt extinguishment costs and received $0.7 million in contributions from controlling interest owners.  There were no significant cash flows related to financing activities during the six months ended June 30, 2013.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange loss attributable to our international operations was $0.2 million for the six months ended June 30, 2014 and a minimal loss for the six months ended June 30, 2013. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Venezuela imposed currency exchange restrictions in February 2003, and adjusted the official exchange rate in February 2004, March 2005, January 2010, January 2011 and February 2013.

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (6.30 Bolivars per U.S. Dollar). However, during the six months ended June 30, 2014, Harvest Vinccler exchanged approximately $0.3 million (June 30, 2013: $0.9 million) and received an average exchange rate of 23.9 Bolivars (June 30, 2013: 6.08 Bolivars) per U.S. Dollar.

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is potentially an important factor with respect to results of operations in Venezuela. The annualized inflation rate in Venezuela was 55.2 percent during the five months ended May 31, 2014 (the most recently published data, year ended December 31, 2013: 56.2 percent).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes in oil and natural gas prices and foreign exchange risk, as discussed in our 2013 Form 10-K. The information about market risk for the six months ended June 30, 2014 does not differ materially from that discussed in the 2013 Form 10-K.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of June 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See Notes to Consolidated Condensed Financial Statements, Note 12 – Commitments and Contingencies and our 2013 Form 10-K for a description of certain legal proceedings including material developments in such legal proceedings.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32.1**	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2**	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101 DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

Dated: August 11, 2014	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: August 11, 2014	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer