Form 10-Q
period 2014-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2014-11-06
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

At November 3, 2014, the Registrant had 42,428,298 shares of its Common Stock outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013	3
	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013	4
	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	5
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 6.	Exhibits	33
Signatures		35

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,950	$120,897
Restricted cash	25	148
Accounts receivable, net	670	1,962
Deferred income taxes	53	81
Prepaid expenses and other	812	2,030
TOTAL CURRENT ASSETS	10,510	125,118
LONG-TERM RECEIVABLE – EQUITY AFFILIATE	13,908	15,097
INVESTMENT IN EQUITY AFFILIATE	520,350	485,401
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	104,012	108,013
Other administrative property, net	219	378
TOTAL PROPERTY AND EQUIPMENT, NET	104,231	108,391
OTHER ASSETS	943	873
TOTAL ASSETS	$649,942	$734,880
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$973	$4,398
Accrued expenses	11,802	22,659
Accrued interest	97	380
Income taxes payable	40	2,178
Current deferred tax liability	37,561	43,162
Current portion – long term debt	—	77,480
Notes payable to noncontrolling interest owners	8,109	6,109
Warrant derivative liability	1,953	—
Other current liabilities	128	419
TOTAL CURRENT LIABILITIES	60,663	156,785
LONG-TERM DEFERRED TAX LIABILITY	36,863	29,787
WARRANT DERIVATIVE LIABILITY	—	1,953
OTHER LONG-TERM LIABILITIES	257	558
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 per share; authorized 80,000 shares at September 30, 2014 (December 31, 2013: 80,000 shares); issued 49,000 shares at September 30, 2014 (December 31, 2013: 48,666 shares)	490	487
Additional paid-in capital	279,389	276,083
Retained earnings	78,483	92,282
Treasury stock, at cost, 6,572 shares at September 30, 2014 (December 31, 2013: 6,551 shares)	(66,316)	(66,222)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	292,046	302,630
NONCONTROLLING INTERESTS	260,113	243,167
TOTAL EQUITY	552,159	545,797
TOTAL LIABILITIES AND EQUITY	$649,942	$734,880

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
EXPENSES:
Depreciation and amortization	$34	$83	$168	$257
Exploration expense	1,065	1,533	4,546	5,270
Impairment expense	—	—	7,610	—
General and administrative	3,878	7,900	15,082	18,813
	4,977	9,516	27,406	24,340
LOSS FROM OPERATIONS	(4,977)	(9,516)	(27,406)	(24,340)
OTHER NON-OPERATING INCOME (EXPENSE):
Investment earnings and other	1	116	5	280
Loss on sale of interest in Harvest Holding	(59)	—	(1,416)	—
Gain on sale of oil and gas properties	2,865	—	2,865	—
Unrealized loss on derivatives	—	(6,559)	—	(2,774)
Interest expense	(25)	(1,152)	(87)	(3,417)
Loss on extinguishment of debt	—	—	(4,749)	—
Foreign currency transaction gains (losses)	285	(131)	75	(222)
Other non-operating expenses	—	(38)	(220)	(651)
	3,067	(7,764)	(3,527)	(6,784)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,910)	(17,280)	(30,933)	(31,124)
INCOME TAX EXPENSE (BENEFIT)	2,361	(765)	1,319	(2,141)
LOSS FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM EQUITY AFFILIATE	(4,271)	(16,515)	(32,252)	(28,983)
EARNINGS FROM EQUITY AFFILIATE	—	25,747	34,949	82,820
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,271)	9,232	2,697	53,837
DISCONTINUED OPERATIONS	(142)	(2,586)	(503)	(4,077)
NET INCOME (LOSS)	(4,413)	6,646	2,194	49,760
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(273)	4,693	15,993	16,176
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HARVEST	$(4,140)	$1,953	$(13,799)	$33,584
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.10)	$0.12	$(0.32)	$0.96
Discontinued operations	—	(0.07)	(0.01)	(0.10)
Basic earnings (loss) per share	$(0.10)	$0.05	$(0.33)	$0.86
DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.10)	$0.12	$(0.32)	$0.96
Discontinued operations	—	(0.07)	(0.01)	(0.10)
Diluted earnings (loss) per share	$(0.10)	$0.05	$(0.33)	$0.86

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,194	$49,760
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	168	270
Impairment expense	7,610	2,277
Amortization of debt financing costs	—	1,102
Amortization of discount on debt	—	1,954
Loss on sale of interest in Harvest Holding	1,416	—
Gain on sale of oil and gas properties	(2,865)	—
Foreign currency transaction loss	1,586	436
Loss on extinguishment of debt	4,749	—
Earnings from equity affiliate	(34,949)	(82,820)
Share-based compensation-related charges	2,131	2,097
Unrealized loss on derivatives	—	2,774
Changes in operating assets and liabilities:
Accounts and notes receivable	1,292	1,095
Prepaid expenses and other	(61)	570
Other assets	29	468
Accounts payable	(3,425)	(512)
Accrued expenses	(12,318)	(6,248)
Accrued interest	(283)	(147)
Income taxes payable	(2,138)	(17)
Deferred tax asset and liabilities	1,503	—
Other current liabilities	(291)	(2,329)
Other long-term liabilities	(301)	(468)
NET CASH USED IN OPERATING ACTIVITIES	(33,953)	(29,738)
CASH FLOWS FROM INVESTING ACTIVITIES:
Transaction costs from sale of interest in Harvest Holding	(3,660)	—
Net proceeds from sale of oil and gas properties	2,865	—
Additions of property and equipment	(603)	(39,177)
Advances to equity affiliate	(397)	(381)
Release of restricted cash	123	916
NET CASH USED IN INVESTING ACTIVITIES	(1,672)	(38,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(79,750)	—
Debt extinguishment costs	(760)	—
Proceeds from issuance of note payable to noncontrolling interest owner	2,000	—
Contributions from noncontrolling interest owners	953	—
Net proceeds from issuances of common stock	1,353	122
Treasury stock purchases	(94)	(72)
Financing costs	(24)	(371)
NET CASH USED IN FINANCING ACTIVITIES	(76,322)	(321)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(111,947)	(68,701)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,897	72,627
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,950	$3,926

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (continued)

(in thousands)

(Unaudited)

	Nine Months Ended September 30,

	2014	2013

Supplemental Cash Flow Information:
Cash paid during the year for interest expense (net of capitalization)	$—	$416
Cash paid during the year for income taxes	$2,214	$67

Supplemental Schedule of Noncash Investing and Financing Activities:
Increase (decrease) in current liabilities related to additions of property and equipment	$(135)	$(14,431)

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30,  2014 and 2013 (unaudited)

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2014 and December 31, 2013, results of operations for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013. The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  These reclassifications did not affect our consolidated financial results. The consolidated condensed financial statements included in this report should be read with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Financial Statements”), which include certain definitions and a summary of significant accounting policies. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Share Purchase Agreement

As discussed further in the 2013 Financial Statements, on December 16, 2013, Harvest Natural Resources, Inc. (“Harvest” or the “Company”) and HNR Energia, B.V. (“HNR Energia”) entered into a Share Purchase Agreement (the” SPA”) with Petroandina Resources Corporation N.V. (“Petroandina”, a wholly owned subsidiary of Pluspetrol Resources Corporation B.V. (“Pluspetrol”)) and Pluspetrol to sell all of our 80 percent equity interest in Harvest-Vinccler Dutch Holding, B.V. (“Harvest Holding”) to Petroandina in two closings for an aggregate cash purchase price of $400 million.  Harvest Holding owns, indirectly through wholly owned subsidiaries, a 40 percent equity interest in Petrodelta, S.A. (“Petrodelta”).  The first closing occurred on December 16, 2013 contemporaneously with the signing of the SPA, when we sold a 29 percent equity interest in Harvest Holding for $125 million. Prior to December 16, 2013, we indirectly owned 80 percent of Harvest Holding, and we had one partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A. (“Vinccler”), which owned the remaining noncontrolling interest in Harvest Holding of 20 percent. As a result of this first sale, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013 and the noncontrolling interest owners hold the remaining 49 percent with Petroandina having 29 percent and Vinccler continuing to own 20 percent. The second closing, for the sale of the remaining 51 percent equity interest in Harvest Holding for a cash purchase price of $275 million, is subject to, among other things, approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns the other 60 percent interest in Petrodelta).

Through our indirect 51 percent ownership in Harvest Holding, we indirectly own a net 20.4 percent interest in Petrodelta for the period from December 16, 2013 to date, and prior to December 16, 2013 we indirectly owned a 32 percent interest in Petrodelta through our indirect 80 percent interest in Harvest Holding.

On May 7, 2014, Harvest’s stockholders voted to authorize the sale of the remaining interests in Harvest Holding.  Once stockholders’ approval was obtained, the SPA allowed for 120 days, or until September 7, 2014, for consummation of the sale, extension of the SPA or termination of the SPA.  Petroandina has the  right to extend the SPA beyond the termination date in increments of one month, but not beyond December 31, 2014, in exchange for our right to borrow up to $2.0 million, not to exceed $7.6 million in the aggregate, from Petroandina per each monthly extension.  Repayments of these loans are subject to certain conditions, one of which states that all outstanding loans (along with interest accrued and other amounts) shall become due upon the final closing date of the SPA, with the second tranche proceeds  being reduced by such outstanding amounts.    If the SPA is terminated by either party any outstanding loans will become due one year from the date of the termination.

On August 28, 2014 and again on September 29, 2014, Petroandina exercised its right to extend for one month the termination date of the SPA with the Company borrowing $2.0 million per occurrence. We expect that Petroandina will continue to exercise such extensions until the consummation of the transaction, or termination of the SPA, on or before December 31, 2014.

Note 2 – Liquidity

Historically, our primary ongoing source of cash has been dividends from Petrodelta (prior to 2011), the sale of oil and gas properties and accessing debt and/or equity markets. Our primary use of cash has been to fund oil and gas exploration projects, principal payments on debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. See the 2013 Financial Statements for our contractual commitments.

On January 11, 2014, we used $80.0 million of the $125 million in proceeds from the sale of the 29 percent interest in Harvest Holding that we received on December 16, 2013 to redeem all of our 11% Senior Notes due 2014, and the accrued unpaid interest.

On July 2, 2014, we completed the sale of our rights under a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area for net proceeds of $2.9 million.  This area is located in the South China Sea and is the subject of a border dispute between People’s Republic of China and Socialist Republic of Vietnam.

On July 10, 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Under the shelf registration statement, we could offer and sell up to $300.0 million of various types of securities, including unsecured debt securities, common stock, preferred stock, warrants and units.  Additionally, the shelf registration statement will allow selling stockholders to resell up to an aggregate of 686,761 common shares upon the exercise of currently outstanding warrants.  The Company will not receive any proceeds from common shares offered by these selling stockholders.  There can be no assurances that any future offerings will be conducted under the shelf registration statement, and the terms of any future offering would be determined at the time of the offering and would be subject to market conditions and approval by the Company's Board of Directors.  This disclosure shall not constitute an offer to sell or the solicitation of the offer to buy, nor shall there be any sale of these securities in any state where such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

On September 4, 2014, we entered into a Distribution Agreement (the “Agreement”) with a sales agent (the “Agent”) to sell shares of the Company’s common stock (the “ATM Shares”), for up to $75.0 million aggregate gross sale proceeds, from  time to time in “at-the-market” offerings (the “ATM offering”). During the quarterly period ended September 30, 2014 we issued 334,563  shares under the ATM offering at a weighted average sale price of $4.45 per share resulting in proceeds to us of approximately $1.4 million, net of fees paid to the Agent and other costs associated with the Agreement. Under the terms of the ATM offering, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange at market prices or as otherwise agreed by the Company and the Agent.  The Company may also sell the ATM Shares from time to time to the Agent as principal for its own account at a price to be agreed upon at the time of the sale.  Any sale of ATM Shares to the Agent as principal would be pursuant to the terms of a separate agreement between the Company and the Agent.

We anticipate that we will need to fund estimated cash general operating and capital expenditures of $14.0 million for the remainder of 2014. The majority of these costs will be paid with cash on hand, with any shortfalls to be made up with funds from the anticipated second closing under the SPA, loans from Petroandina related to the monthly extensions of the closing, accessing debt markets or additional equity sales.  However, there can be no assurances that any of these events will occur or that funds will be available to the Company on terms that are acceptable.  Based upon our ongoing analysis of seismic data, we believe that it may be in the best interest of our stockholders to further develop our remaining property in Gabon which would require additional capital expenditures.  We also intend to continue our consideration of a possible sale or other transaction that our Board of Directors believes is in the best interests of the Company and of its stockholders.  Our cash balance as of September 30, 2014 was $9.0 million.

If the proposed sale of our remaining Harvest Holding interests is completed during the fourth quarter, a significant portion of our assets at year end will be cash from the proceeds of this transaction. However, the timing of the sale of our remaining 51 percent interest in Harvest Holding is beyond our control, and we will continue to have operating and capital requirements in the interim time period. Depending on the timing of these events, we anticipate using a portion of the proceeds from this sale to pay for expenses and other costs related to the transaction, which we estimate will be approximately $3.1 million, $1.5 million of which has been incurred as of September 30, 2014; and to pay taxes related to the transaction, which we estimate will be approximately $48.2 million.  We also anticipate making a cash settlement payment related to the warrant derivative liability of approximately $2.0 million  (see Note 11 – Warrant Derivative Liability), along with severance costs and obligations under stock-based compensation agreements and employment agreements triggered by this sale, during the fourth quarter 2014. Based on outstanding stock-based compensation awards and salaries as of September 30, 2014, the cash settlement could be up to approximately $16.1 million.

Note 3 – Summary of Significant Accounting Policies

Investment in Equity Affiliate

At September 30, 2014, we reviewed our investment in Petrodelta taking into consideration the purchase price for the sale of our remaining 51 percent interest in Harvest Holding under the terms of the SPA (see Note 1 – Organization – Share Purchase Agreement).    Beginning in the second quarter of 2014, we determined that we should not recognize any additional equity in earnings from Petrodelta, as to do so would result in a balance in the related equity investment account which would exceed the estimated amount we would realize should the sale of our remaining 51 percent interest in Harvest Holding be completed under the terms of the SPA. Through September 30, 2014 we have excluded $30.9 million in earnings from equity affiliates from our results of operations.

Oil and Gas Properties

We follow the successful efforts method of accounting for oil and gas properties. The major components of property and equipment are as follows:

	As of September 30,	As of December 31,
	2014	2013
	(in thousands)
Unproved property costs	$100,046	$103,917
Oilfield inventories	3,966	4,096
Other administrative property	2,693	2,710
Total property and equipment	106,705	110,723
Accumulated depreciation	(2,474)	(2,332)
Total property and equipment, net	$104,231	$108,391

Unproved property costs, excluding oilfield inventories, consist of:

	As of September 30,	As of December 31,
	2014	2013
	(in thousands)
Budong PSC	$—	$4,470
Dussafu PSC	100,046	99,447
Total unproved property costs	$100,046	$103,917

Other Administrative Property

For the three and nine months ended September 30, 2014, depreciation expense was $0.0 million and $0.2 million, respectively. For the three and nine months ended September 30, 2013, depreciation expense was $0.1 million and $0.3 million, respectively.

Other Assets

Other assets consist of:

	As of September 30,	As of December 31,
	2014	2013
	(in thousands)
Long-term prepaid expenses	$209	$139
Gabon PSC – blocked payment (net to our 66.667% interest)	734	734
	$943	$873

The blocked payment of $0.7 million net to our 66.667 percent interest is related to our drilling operations in Gabon and was blocked as a result of the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). See Note 12 – Commitments and Contingencies.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. During the three and nine months ended September 30, 2014, we capitalized interest costs for qualifying oil and gas property additions of $0.0 million and $0.2 million, respectively. During the three and nine months ended September 30, 2013, we capitalized interest costs for qualifying oil and gas property additions of $2.1 million and $6.2 million, respectively.

Fair Value Measurements

The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature (Level 1). The estimated fair value of advances to equity affiliate and dividend receivable approximates their carrying value as it is the estimated amount we would receive from a third party to assume the receivables (Level 2).

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of September 30, 2014 and December 31, 2013. See Note 11 – Warrant Derivative Liability for a description of the valuation models and inputs used to calculate the fair value of this derivative liability.

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$—	$—	$1,953	$1,953

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$—	$—	$1,953	$1,953

During the three and nine months ended September 30, 2014, there was no change in the fair value of the warrants, and for the three and nine months ended September 30, 2013,  an unrealized loss of $6.6 million and $2.8 million, respectively, was recorded to reflect the change in the fair value of this derivative liability.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Financial liabilities - warrant derivative liability:
Beginning balance	$1,953	$1,685	$1,953	$5,470
Unrealized change in fair value	—	3,072	—	(713)
Ending balance	$1,953	$4,757	$1,953	$4,757

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Financial liabilities - embedded derivative debt:
Beginning balance	$—	$—	$—	$—
Unrealized change in fair value	—	3,487	—	3,487
Ending balance	$—	$3,487	$—	$3,487

During the three and nine months ended September 30, 2014 and 2013, there were no transfers between Level 1, Level 2 and Level 3 liabilities.

Share-Based Compensation

We use a fair value based method of accounting for stock-based compensation. During the nine months ended September 30, 2014, we issued stock-based compensation awards to certain employees in the form of:  options to purchase 683,000 shares of common stock at an exercise price of $4.76 per share, vesting over three years from the date of grant; 578,500 shares of restricted stock units vesting three years from the date of grant; and 107,142 shares of restricted stock units vesting one year from the date of grant to our outside directors.

During the nine months ended September 30, 2013, we issued stock-based compensation awards to certain employees and directors as follows:  920,004 stock options to purchase common shares at an exercise price of $4.80 per share, vesting over three years from date of grant; 213,996 stock appreciation rights at an exercise price of $4.80 per share, vesting over three years from date of grant; and 190,002 shares of restricted stock vesting at three years from date of grant.

Income Taxes

We have recognized an income tax expense of $2.4 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, as compared to an income tax benefit of $0.8 million and $2.1 million for the three and nine months ended September 30, 2013, respectively. Beginning in the fourth quarter of 2013, we determined that we would  have sufficient taxable income in the U.S. from the expected sale of the remaining equity interest in Harvest Holding that caused us to remove the valuation allowance recorded against our net U.S. deferred tax assets. Consistent with that assumption we have recognized a current tax benefit associated with operating losses incurred in the U.S. for the three and nine months ended September 30, 2014.  However during these same periods the recognized current tax benefit was offset by deferred tax expenses associated with additional undistributed earnings from foreign subsidiaries and the removal of deferred tax assets attributable to cancelled stock options. These transactions resulted in the recognition of the income tax expense noted above for the three and nine months ended September 30, 2014.

Noncontrolling Interests

Changes in noncontrolling interest were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$260,150	$108,584	$243,167	$97,101
Contributions by noncontrolling interest owners	236	—	953	—
Net income (loss) attributable to noncontrolling interest	(273)	4,693	15,993	16,176
Balance at end of period	$260,113	$113,277	$260,113	$113,277

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

In April 2014, FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which is included in ASC 205 “Presentation of Financial Statements” and ASC 360 “Property, Plant, and Equipment.” This update changes the criteria for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. Under current U.S. GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. The new guidance eliminates these criteria. The guidance does not change the presentation requirements for discontinued operations in the statement where net income is presented. Also, the new guidance requires the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. The amendment should be applied prospectively; however, early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The amendment is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. This guidance will not impact disposals (or classifications as held for sale) in periods prior to the period of adoption. We have elected an early adoption of this guidance, which we have applied to our treatment of our Indonesia interests.  See Note 9 – Indonesia for further information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Income (loss) from continuing operations(a)	$(3,998)	$4,539	$(13,296)	$37,661
Discontinued operations	(142)	(2,586)	(503)	(4,077)
Net income (loss) attributable to Harvest	$(4,140)	$1,953	$(13,799)	$33,584
Weighted average common shares outstanding	42,032	39,362	41,925	39,192
Effect of dilutive securities	—	56	—	126
Weighted average common shares, diluted	42,032	39,418	41,925	39,318
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.10)	$0.12	$(0.32)	$0.96
Discontinued operations	—	(0.07)	(0.01)	(0.10)
Basic earnings (loss) per share	$(0.10)	$0.05	$(0.33)	$0.86
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.10)	$0.12	$(0.32)	$0.96
Discontinued operations	—	(0.07)	(0.01)	(0.10)
Diluted earnings (loss) per share	$(0.10)	$0.05	$(0.33)	$0.86

(a)	Net of net income attributable to noncontrolling interests.

The three months ended September 30, 2014 per share calculations above exclude 4.6 million options and 2.5 million warrants as they were anti-dilutive. The three months ended September 30, 2013 per share calculations above exclude 4.6 million options and 2.4 million warrants as they were anti-dilutive.

The nine months ended September 30, 2014 per share calculations above exclude 4.5 million options and 2.5 million warrants as they were anti-dilutive. The nine months ended September 30, 2013 per share calculations above exclude 3.8 million options and 2.4 million warrants as they were anti-dilutive.

Note 5 – Discontinued Operations

Consistent with the results reported in the 2013 Financial Statements, our Oman and Colombia operations have been classified as discontinued operations. Losses are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Oman	$(2)	$(2,753)	$(27)	$(3,409)
Colombia	(140)	167	(476)	(668)
	$(142)	$(2,586)	$(503)	$(4,077)

Note 6 – Investment in Equity Affiliate – Petrodelta

Harvest Holding indirectly owns a 40 percent interest in Petrodelta. On December 16, 2013, Harvest and HNR Energia entered into the SPA with Petroandina and Pluspetrol, its parent, to sell our 80 percent equity interest in Harvest Holding to Petroandina in two closings. The first closing occurred on December 16, 2013, in which we sold a 29 percent equity interest in Harvest Holding. See Note 1 – Organization –  Share Purchase Agreement,

Petrodelta’s financial information is prepared in accordance with International Financial Reporting Standards (“IFRS”) which we adjust to conform to U.S. GAAP. All amounts through “Net Income under U.S. GAAP” as shown on the financials reported below, represent 100 percent of Petrodelta’s financial results. In addition to the adjustments to arrive at Petrodelta’s net income under U.S. GAAP, earnings from equity affiliate also reflect the amortization of the excess basis in equity affiliate using the unit-of-production method based on risk adjusted total current estimated reserves. Summary financial information is presented below for the three and nine months ended September 30, 2014 and 2013 and at September 30, 2014 and December 31, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Results under IFRS:
Revenues:
Oil sales	$323,212	$358,692	$1,013,010	$990,104
Gas sales	1,132	923	3,048	3,046
Royalties	(108,567)	(119,259)	(339,072)	(329,021)
	215,777	240,356	676,986	664,129
Expenses:
Operating expenses	56,584	25,641	162,190	88,310
Workovers	5,280	10,476	19,086	18,929
Depletion, depreciation and amortization	34,178	23,096	92,854	64,430
General and administrative	2,084	6,092	11,729	19,575
Windfall profits tax	37,386	67,751	135,811	185,725
Windfall profits tax (credit) and reversal of credit	—	—	55,168	(55,168)
	135,512	133,056	476,838	321,801
Income from operations	80,265	107,300	200,148	342,328
Gain (loss) on exchange rate	(293)	11,634	(125)	193,020
Investment earnings and other	308	7	922	1,409
Interest expense	(3,965)	(3,238)	(19,816)	(9,163)
Income before income tax	76,315	115,703	181,129	527,594
Current income tax expense	1,188	61,523	47,948	262,057
Deferred income tax expense (benefit)	1,717	(42,453)	(30,981)	(83,563)
Net income under IFRS	73,410	96,633	164,162	349,100
Adjustments to increase (decrease) net income under IFRS:
Deferred income tax expense	(8,515)	(26,337)	(32,563)	(65,160)
Depletion expense	(5,076)	(3,076)	(14,972)	(15,254)
Windfall profits tax credit and (reversal) of credit	—	—	55,168	(55,168)
Sports law over (under) accrual	441	(184)	1,181	4
Net income under U.S. GAAP	60,260	67,036	172,976	213,522
Equity interest in equity affiliate	40%	40%	40%	40%
Income before amortization of excess basis in equity affiliate	24,104	26,814	69,190	85,409
Amortization of excess basis in equity affiliate	(1,093)	(1,067)	(3,351)	(2,589)
Earnings from equity affiliate excluded from results of operations	(23,011)	—	(30,890)	—
Earnings from equity affiliate included in income	$—	$25,747	$34,949	$82,820

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Financial Position under IFRS:
Current assets	$2,167,279	$1,906,595
Property and equipment	912,903	717,449
Other assets	127,860	181,116
Current liabilities	1,916,491	1,652,806
Other liabilities	111,333	136,298
Net equity	1,180,218	1,016,056

Sales Contract

The sale of oil and gas by Petrodelta to the Venezuelan government is pursuant to a Contract for Sale and Purchase of Hydrocarbons with PDVSA Petroleo S.A. (“PPSA”) signed on January 17, 2008 (the “Sales Contract”). As discussed further in the 2013 Financial Statements, the Sales Contract is in the process of being amended to include the Boscan gravity and sulphur correction factors and crude pricing formula which are applicable to production from the El Salto field. The pricing formula in the draft amendment has been used to accrue revenue for El Salto field deliveries from October 1, 2011 to date. As of September 30, 2014 and December 31, 2013, receivables of $1,091.6 million and $756.7 million, net of royalty, respectively, for the El Salto field remained uninvoiced to and uncollected from PPSA pending execution of the amendment.

Windfall Profits Tax Credit

The April 2011 Windfall Profits Tax law included a provision that an exemption of the Windfall Profits Tax could be granted for the incremental production of projects and grass root developments until the specific investments are recovered. The projects deemed to qualify for the exemption have to be considered and approved on a case by case basis by the Ministry of the People’s Power for Petroleum and Mining (“MENPET”). In March 2013, Petroleos de Venezuela S.A. (“PDVSA”) requested from MENPET a Windfall Profits Tax exemption credit under provisions in the April 2011 Windfall Profits Tax law. The exemption was applied to several oil development projects, including Petrodelta. However, MENPET has not defined the projects qualifying for exemption or provided the guidance necessary to calculate the exemption. PDVSA issued to Petrodelta its estimated share of the exemption credit related to 2012 of $55.2 million ($36.4 million net of tax) based on PDVSA’s calculation and projects PDVSA deemed to qualify for the exemption. Petrodelta has not been provided supporting documentation indicating the properties have been appropriately qualified by MENPET, the specific details for the exemption credit, such as which fields, production period or production, or the supporting calculations. In July 2014, Petrodelta received confirmation that MENPET had denied PDVSA’s application for the exemption, and Petrodelta reversed its estimated share of the credit.  We determined that until MENPET either issues guidance on the exemption provisions in the law or issues payment forms including the exemption credit, or written approval from MENPET for this exemption credit is received by Petrodelta or us, we would exclude the exemption credit from our equity earnings in Petrodelta under U.S. GAAP.  In March 2013, we included an adjustment for the differences between IFRS and U.S. GAAP which reversed Petrodelta’s accrual for the Windfall Profits Tax credit, and in June 2014 we recorded an adjustment to Petrodelta’s reversal of the Windfall Profits Tax credit.

Functional Currency

Petrodelta’s functional and reporting currency is the U.S. Dollar (“USD”). PPSA is obligated to make payments to Petrodelta in U.S. Dollars for crude oil and natural gas liquids delivered. In addition, major contracts for capital expenditures and lease operating expenditures are denominated in U.S. Dollars. Any dividend paid by Petrodelta will be made in U.S. Dollars.

Petrodelta has currency exchange risk from fluctuations of the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official Bolivar exchange rate. The official prevailing currency exchange rate was increased from 4.3 Bolivars per USD to 6.3 Bolivars per USD in February 2013. Petrodelta reflected a gain of approximately $169.6 million on revaluation of its non-income tax related assets and liabilities during the year ended December 31, 2013 primarily related to the February 2013 devaluation. The majority of Petrodelta’s transactions are subject to the fixed official exchange rate of 6.3 Bolivars per USD. The financial information is prepared using the official fixed exchange rate (6.3 Bolivars per USD from February 2013 to date). At September 30, 2014, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to official currency exchange rate changes are 1,447 million Bolivars and 6,359 million Bolivars, respectively.

Note 7 – Venezuela – Other

See also Note 6 – Investment in Equity Affiliate– Petrodelta for further information regarding our Venezuela operations.

In January 2014, the Venezuelan government modified the currency exchange system whereby the official exchange rate of 6.3 Bolivars per USD would only apply to certain economic sectors related to purchases of “essential goods and services” while other sectors of the economy would be subject to a new exchange rate, SICAD I, determined by an auction process conducted by Venezuela's Complimentary System of Foreign Currency Administration. Participation in the SICAD I mechanism is controlled by the Venezuelan government and is limited to certain companies that operate in designated economic sectors.

In March 2014, an additional currency exchange mechanism was established by the Venezuelan government that allows companies within other economic sectors to participate in an additional auction process (“SICAD II”).

We have determined that Harvest Vinccler S.C.A. (“Harvest Vinccler”) is not eligible to apply for exchanges at the official rate nor have we been allowed to participate in the SICAD I auctions. We are both eligible and have successfully participated in SICAD II auctions during 2014 and as a result we have adopted the SICAD II exchange rate of approximately 53 Bolivars per USD for the re-measurement of our Bolivar denominated assets and liabilities and revenue and expenses, as we believe the SICAD II rate is most representative of the economics in which Harvest Vinccler operates. Prior to this change, we were using the official exchange rate of 6.3 Bolivars per USD.

At September 30, 2014, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 13.6 million Bolivars and 6.2 million Bolivars, respectively. During the three and nine months ended September 30, 2014, Harvest Vinccler exchanged approximately $0.1  million and $0.3 million, respectively $0.4 million and $1.3 million during the three and nine months ended September 30, 2013, respectively, and received an average exchange rate of 53.0  and 28.6 Bolivars, respectively (7.08 and 6.37 Bolivars, respectively, during the three and nine months ended September 30, 2013) per USD to fund Bolivar denominated operating expenses. A change in the SICAD II exchange rate is not expected to have a material impact on results of operations or our financial position due to the minimal amount of exposure to Bolivars.

Note 8 – Gabon

Operational activities during the nine months ended September 30, 2014 included additional evaluation of development alternatives, preparation and a formal remittance of a field development plan along with continued processing of the 3D seismic data acquired in 2013.  On March 26, 2014, the joint venture partners approved a resolution that the discovered fields are commercial to exploit.  On June 4, 2014, a Declaration of Commerciality (“DOC”)  was signed with the Gabonese Republic (“Gabon”) pertaining to the four discoveries on the Dussafu Block offshore Gabon.  Furthermore, on July 17, 2014, Gabon awarded an Exclusive Exploitation Authorization (“EEA”) for the development and exploitation of certain oil discoveries on the Dussafu Block and on October 10, 2014 the field development plan was approved.

Central/inboard 3D seismic data acquired in 2011 has been processed and interpreted to review prospectivity. We continue to process data from the 1,260 sq km of 3D seismic survey performed during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block where significant pre-salt prospectivity has been recognized on 2D seismic data. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and is expected to enhance the placement of future development wells in the Ruche and Tortue development program as well as provide improved assessment of the numerous undrilled structures already identified on older 3D seismic surveys. The Dussafu Production Sharing Contract (“Dussafu PSC”) represents $104.0 million of unproved oil and gas properties including inventory on our September 30, 2014 balance sheet ($103.4 million at December 31, 2013).

See Note 12 – Commitments and Contingencies for a discussion of legal matters related to our Gabon operations.

Note 9 – Indonesia

In December 2007, Harvest entered into a farm-out agreement with a partner to acquire a 47% equity interest in the Budong-Budong Production Sharing Contract (“Budong PSC”). During 2010 and 2011 certain options within the Budong PSC were exercised by Harvest that increased the participating equity interest to 64.4%.

During 2011 two exploratory wells were spud and drilled.  Both wells were plugged and abandoned, due to either safety concerns or lack of commercially viable oil and gas reserves.

On December 5, 2012, we entered into a third farm-out agreement with our partner to acquire an additional 7.1% equity interest and to become operator of the Budong PSC.  Closing of this agreement increased our participating equity interest to 71.5%. The consideration for the additional 7.1% equity interest was for Harvest to fund 100% of the costs of the first exploration well under a four-year extension to the Budong PSC that was granted in January 2013.  In the instance that this well was not drilled within 18 months of the date of the Government of Indonesia approval to this transaction (by October 9, 2014), our partner would have the right to give notice that the consideration be paid in cash.  The value of this obligation was calculated to be $3.2 million.

During 2013 management began marketing our interests in the Budong PSC.  In December 2013 we signed an agreement with an outside third party to enter into exclusive negotiations for the possible sale of our interest in the Budong PSC.  The indicated purchase price was $4.6 million. Based on the indicated fair value from these negotiations, we recognized an impairment expense of $0.6 million against property assets of $5.2 million and a $2.8 million charge in general and administrative expenses related to a valuation allowance on value-added tax (“VAT”) that we do not expect to recover.  By recognizing these charges in December 2013, our Budong investment was consistent with the $4.6 million implied value.

During the first quarter of 2014, the third party terminated the negotiations.  Additional inquiries into our interest in the Budong PSC did not lead to any other prospective buyer; therefore we fully impaired our remaining property value of $4.4 million as of March 31, 2014.

In parallel with the activities to find a prospective buyer, we approached our partner with a proposal for them to acquire Harvest’s participating interest and operatorship in the joint venture and Budong PSC. This was reviewed by their senior management and declined.  In June 2014, Harvest and our partner adopted a resolution to terminate the Budong PSC; therefore no further drilling will occur.  Harvest advised the Indonesian government of this decision on June 4, 2014, and is now in the process of finalizing the relinquishment of the interest.  As a result of these decisions, Harvest accrued a $3.2 million liability as of June 30, 2014 related to the December 5, 2012 farm-out agreement discussed above, thereby creating a total impairment expense of $7.6 million recorded in the nine months ended September 30, 2014.  Harvest paid this $3.2 million liability in October 2014.

Harvest has elected an early adoption of FASB Accounting Standards Update No. 2014-08, which amended ASC 360 with regards to the definition of discontinued operations, and determined that the above actions surrounding the Budong PSC do not qualify as discontinued operations and therefore has accounted for all 2014 and 2013 financial activity within current operations.

Note 10 –Debt and Notes Payable to Noncontrolling Interest Owners

Debt and notes payable to noncontrolling interest owners consists of the following:

	As of	As of
	September 30,	December 31,
	2014	2013
	(in thousands)
Senior notes, unsecured, with interest at 11%	$—	$79,750
Discount on 11% senior unsecured notes	—	(2,270)
Less current portion	—	(77,480)
	$—	$—

As discussed in Note 2 – Liquidity, we used a portion of the $125 million in proceeds from the sale of the 29 percent interest in Harvest Holding that we received on December 16, 2013, to redeem all of our 11% Senior Notes due 2014. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. As a result of the redemption, we recorded a loss on extinguishment of debt of $4.7 million during the first quarter of 2014 which is included in the results for the nine months ended September 30, 2014. This loss includes the write off of the discount on debt ($2.3 million), the expensing of financing costs related to the term loan facility ($1.3 million) and for other costs related to the extinguishment ($1.1 million).

	As of	As of
	September 30,	December 31,
	2014	2013
	(in thousands)
Notes payable to noncontrolling interest owners	$8,109	$6,109
	$8,109	$6,109

At September 30, 2014 and December 31, 2013, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest are payable upon the maturity date of June 30, 2016. We have classified the note as a current liability as we expect to settle this obligation within one year. Interest accrues at a rate of U.S. dollar based LIBOR plus 0.5%.

 On August 28, 2014 Petroandina exercised its right to a one month extension of the termination date of the SPA with the Company borrowing $2.0 million per this occurrence. Principal and interest are payable upon the date of the second closing of the SPA.  If the second closing has not occurred or terminated by December 31, 2014, quarterly interest payments begin on December 31, 2014 with the principal due one year after termination of the SPA.  Interest accrues at a rate of 11%.  We expect that Petroandina will continue to exercise such extensions until the consummation of the transaction or termination of the SPA, on or before December 31, 2014.  As of September 30, 2014, the Company had a note payable to Petroandina of $2.0 million.

Note 11 – Warrant Derivative Liability

As of September 30, 2014, our warrant derivative liability consisted of 1,835,519  (1,826,001 at December 31, 2013 ) warrants issued under warrant agreements dated November 2010 in connection with a $60 million term loan facility. The fair value of the warrants as of September 30, 2014 and December 31, 2013 was $1.07 per warrant, based upon certain provisions within the warrant agreements that would be triggered by the second closing of the SPA.

The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of any of the balance sheet dates presented on our consolidated condensed balance sheets:

	Fair Value
	Hierarchy	As of
	Level	September 30, 2014	December 31, 2013
Significant assumptions (or ranges):
Stock price	Level 1 input	$4.52	$4.52
Term (years)		1.08	1.83
Volatility	Level 2 input	94%	94%
Risk-free rate	Level 1 input	0.34%	0.34%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability (fundamental change event/debt raise/equity raise)	Level 3 input	60%/40%/0%	60%/40%/0%

Our warrant derivative contracts are recorded at fair value and are classified as a warrant derivative liability on the consolidated condensed balance sheets. The following table summarizes the effect on our income associated with changes in the fair values of our warrant derivative financial instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Unrealized gain (loss) on warrant derivatives	$—	$(3,072)	$—	$713
Unrealized loss on embedded derivative debt	—	(3,487)	—	(3,487)
	$—	$(6,559)	$—	$(2,774)

Note 12 – Commitments and Contingencies

We have various contractual commitments pertaining to exploration, development and production activities. Under the EEA granted for the Dussafu PSC on July 17, 2014, we are required to commence production within four years of the date of grant in order to preserve our rights to production under the EEA.  We expect that significant capital expenditures will be required prior to commencement of production which is expected in 2016 under the approved field development plan. These work commitments are non-discretionary; however, we do have the ability to control the pace of expenditures.

In January 2013, the Budong PSC partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2017. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. If we did not drill an exploration well before October 2014, our partner has the right to give us notice that the consideration for an additional 7.1 percent participating interest must be settled in cash for $3.2 million. In June 2014, we and our joint interest partner decided to relinquish our interest in Budong.  As a result, we recognized a further charge of $3.2 million during the three months ended June 30, 2014 related to this drilling obligation which we paid in October 2014.  See Note 9 – Indonesia.

Under the agreements with our partners  in the Dussafu PSC and the Budong PSC, we are jointly and severally liable to various third parties. As of September 30, 2014, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $2.9 million ( $15.0 million as of December 31, 2013) and is related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities. As we are the operators for the Dussafu PSC and Budong PSC, the gross carrying amount related to accounts payable and withholding taxes and the net amount related to other accrued expenses are reflected in the consolidated condensed balance sheet in accounts payable and accrued expenses leaving $0.4 million in fixed obligations as of September 30, 2014 ( $3.9 million as of December 31, 2013) attributable to our joint partners’ share which is not accrued in our balance sheet. Our partners have advanced $0.3 million ( $1.1 million as of December 31, 2013) to satisfy their share of these obligations which was $1.0 million as of September 30, 2014 ( $5.0 million as of December 31, 2013). As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States District Court, Southern District of Texas, Houston Division. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief relating to the Company’s interest in the WAB-21 area of the South China Sea. The complaint alleges that the area belongs to the people of Taiwan and seeks damages in excess of $2.9 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, the WAB-21 area. On August 8, 2014 the court issued an order dismissing plaintiffs’ claims.  Plaintiffs may appeal the dismissal.

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

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 drilling site. The claim asserts that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS, Indonesia’s oil and gas regulatory authority. The claimant is seeking compensation of 16 billion Indonesia Rupiah (approximately $1.4 million, $1.0 million net to our 71.61 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. On March 8, 2013, the court ruled to dismiss the claim because the claim had not been filed against the proper parties to the claim. On March 19, 2013, the claimant filed an appeal against the judgment. We received notification on September 16, 2014 that claimant’s appeal had been dismissed. We have recently been notified that the claimant has not filed an appeal of this dismissal within the time frame set by the court.

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

Robert C. Bonnet and Bobby Bonnet Land Services vs. Harvest (US) Holdings, Inc., Branta Exploration & Production, LLC, Ute Energy LLC, Cameron Cuch, Paula Black, Johnna Blackhair, and Elton Blackhair in the United States District Court for the District of Utah. This suit was served in April 2010 on Harvest and Elton Blackhair, a Harvest employee, alleging that the defendants, among other things, intentionally interfered with plaintiffs’ employment agreement with the Ute Indian Tribe – Energy & Minerals Department and intentionally interfered with plaintiffs’ prospective economic relationships. Plaintiffs seek actual damages, punitive damages, costs and attorney’s fees. We dispute plaintiffs’ claims and plan to vigorously defend against them. On October 29, 2013, we learned that the court administratively closed the case. The case was reopened earlier this year as a result of the Circuit Court of Appeals’ ruling against Plaintiffs’ discovery request. We dispute Plaintiffs’ claims and plan to vigorously defend against them.

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

On February 21, 2014, Tecnica Vial and Flamingo, our partners in Colombia on Blocks VSM14 and VSM15, respectively, filed for arbitration of claims related to the farmout agreements for each block. We received notices of default from our partners for failing to comply with certain terms of the farmout agreements, followed by notices of termination on November 27, 2013. We determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013 which includes an accrual of $2.0 million related to this matter. We intend to vigorously defend the arbitration.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such other litigation that will have a material adverse effect on our financial condition, results of operations and cash flows.

Note 13 – Operating Segments

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. Results for our segments are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Segment Income (Loss) Attributable to Harvest
Venezuela	$(170)	$20,507	$16,862	$64,875
Gabon	(1,096)	(1,104)	(3,578)	(3,510)
Indonesia	(274)	(1,255)	(9,206)	(3,708)
United States	(2,458)	(13,609)	(17,374)	(19,996)
Income (loss) from continuing operations(a)	(3,998)	4,539	(13,296)	37,661
Discontinued operations	(142)	(2,586)	(503)	(4,077)
Net income (loss) attributable to Harvest	$(4,140)	$1,953	$(13,799)	$33,584

(a)	Net of income attributable to noncontrolling interest.

	As of September 30,	As of December 31,
	2014	2013
	(in thousands)
Operating Segment Assets
Venezuela	$534,617	$500,946
Gabon	109,182	107,851
Indonesia	235	5,004
United States	5,888	121,050
	649,922	734,851
Discontinued operations	20	29
Total assets	$649,942	$734,880

Note 14 – Related Party Transactions

The related parties are the noncontrolling interest owners in Harvest Holdings, Vinccler (currently owning 20%) and Petroandina (currently owning 29%).

As of September 30, 2014 and December 31, 2013, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest are payable upon the maturity date of June 30, 2016. We have classified the note as a current liability as we expect to settle this obligation within one year. Interest accrues at a rate of U.S. Dollar based LIBOR plus 0.5%.

As of September 30, 2014, HNR Energia had a note payable to Petroandina of $2.0 million. Principal and interest are payable upon the closing of the second closing of the SPA.  If the second closing has not occurred or the SPA is terminated by December 31, 2014, quarterly interest payments begin on December 31, 2014 with the principal due one year after termination of the SPA.   We have classified the note as a current liability as we expect to settle this obligation within one year.  Interest accrues at a rate of 11%.

Note 15 – Subsequent Events

On November 3, 2014 we announced that Petroandina has elected to extend the SPA termination date for a period of one month, from November 7 to December 7, 2014.   As a result of this extension and in accordance with the SPA, we have requested an additional $2.0 million loan from Petroandina.  As of the date of this report these funds have not been received.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in any forward-looking statements. These factors include our concentration of operations in Venezuela; political and economic risks associated with international operations (particularly those in Venezuela); the risk that the sale of our remaining Venezuelan interests will not be completed; anticipated future development costs for undeveloped reserves; drilling risks; risk that actual results may vary considerably from reserve estimates; the dependence on the abilities and continued participation of our key employees; risks normally incident to the exploration, operation and development of oil and natural gas properties; risks incumbent to being a noncontrolling interest shareholder in a corporation; permitting and drilling of oil and natural gas wells; availability of materials and supplies necessary to projects and operations; prices for oil and natural gas and related financial derivatives; changes in interest rates; our ability to acquire oil and natural gas properties that meet our objectives; availability and cost of drilling rigs and seismic crews; overall economic conditions; political stability; civil unrest; acts of terrorism; currency and exchange risks; currency controls; changes in existing or potential tariffs, duties or quotas; changes in taxes; changes in governmental policy; lack of liquidity; availability of sufficient financing; estimates of amounts and timing of sales of securities; changes in weather conditions; and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“the 2013 Form 10-K”), which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report.

Executive Summary

Recent Developments

On December 16, 2013, we entered into a Share Purchase Agreement (the “SPA”) to sell all of our 80 percent equity interest in Harvest-Vinccler Dutch Holding, B.V. (“Harvest Holding”) in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the SPA, when we sold a 29 percent equity interest in Harvest Holding for $125 million. The second closing, for a cash purchase price of $275 million, is subject to, among other things, authorization by the holders of a majority of the Company’s outstanding common stock and approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns a 60% interest in Petrodelta,S.A. (“Petrodelta”)). As a result of the first closing, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013. On May 7, 2014, Harvest’s stockholders voted to authorize the sale of the remaining interests in Venezuela. See Note 1 – Organization – Share Purchase Agreement, for further discussion of this transaction. (“Note” used here and elsewhere in this report refers to the specified note contained in the Notes to the Consolidated Condensed Financial Statements in Part I. Item 1. Financial Statements.)

On January 11, 2014, we used $80.0 million of the $125 million in proceeds from the first closing that we received on December 16, 2013 to redeem all of our 11% Senior Notes due 2014 including principal and accrued and unpaid interest.

On July 10, 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Under the shelf registration statement, we could offer and sell up to $300.0 million of various types of securities, including unsecured debt securities, common stock, preferred stock, warrants and units.   See Note 2  – Liquidity, for further discussion of this transaction.

On June 4, 2014, a Declaration of Commerciality (“DOC”)  was signed with the Gabonese Republic (“Gabon”) pertaining to the Dussafu Block offshore Gabon.  Furthermore, on July 17, 2014, Gabon awarded an Exclusive Exploitation Authorization (“EEA”) for the development and exploitation of certain oil discoveries on the Dussafu Block and on October 10, 2014, the field development plan was approved.  See Note 8 – Gabon, for further discussion of this transaction.

Based upon our ongoing analysis of seismic data, we believe that it may be in the best interest of our stockholders to further develop our remaining property in Gabon which would require additional capital expenditures.  We also intend to continue our consideration of a possible sale of assets or other transaction that our Board of Directors believes is in the best interests of the Company and of its stockholders.

In July 2014, we completed the sale of our rights under a petroleum contract with China National Offshore Oil Corporation for the WAB-21 area for net proceeds of $2.9 million.  This area is located in the South China Sea and is the subject of a border dispute between China and the Socialist Republic of Vietnam.

Operations

Venezuela - Petrodelta, S.A.

During the three and nine months ended September 30, 2014, Petrodelta drilled and completed three and ten development wells and  four and ten during the three and nine months ended September 30, 2013, respectively. Currently, Petrodelta is operating six drilling rigs and one workover rig. Infrastructure enhancement projects in the El Salto and Temblador fields continue.

Certain operating statistics for the three and nine months ended September 30, 2014 and 2013 for the Petrodelta fields operated by Petrodelta are set forth below. This information is provided at 100 percent of Petrodelta’s operational and financial results and may not be representative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Thousand barrels of oil sold	3,840	3,839	11,820	10,677
Million cubic feet of gas sold	735	598	1,979	1,973
Total thousand barrels of oil equivalent (“BOE”)	3,963	3,939	12,150	11,006
Average BOE per day	43,064	42,809	44,504	40,314
Average price per barrel	$84.17	$93.43	$85.70	$92.73
Average price per thousand cubic feet	$1.54	$1.54	$1.54	$1.54
Cash operating costs (thousands)	$56,584	$25,641	$162,190	$88,310
Capital expenditures (thousands)	$106,520	$57,801	$287,112	$168,201

Petrodelta’s functional and reporting currency is the U.S. Dollar; however, Petrodelta has currency exchange risk from fluctuations of the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). As a result of legislation enacted in December 2013 and January and March of 2014, Venezuela now has a multiple exchange rate system. See Note 6 – Investment in Equity Affiliate – Petrodelta, for further discussion of the impact of currency exchange risk on Petrodelta’s results.

Dussafu Project, Gabon

We have met all funding commitments for the third exploration phase of the Dussafu Production Sharing Contract (“Dussafu PSC”). The Dussafu Ruche Marin-1 well and two sidetracks, which were drilled in 2011, and the Dussafu Tortue Marin-1 well and one sidetrack, which were drilled in 2013, have been suspended with casing set to approximately 1,750 meters on both wells, pending future appraisal and development activities.

Operational activities during the nine months ended September 30, 2014 included additional evaluation of development alternatives, preparation and a formal remittance of a field development plan along with continued processing of 3D seismic acquired in 2013.  On March 26, 2014, the joint venture partners approved a resolution that the discovered fields are commercial to exploit.  On June 4, 2014, a DOC was signed with Gabon pertaining to the four discoveries on the Dussafu Block offshore Gabon.  Furthermore, on July 17, 2014, Gabon awarded an EEA for the development and exploitation of certain oil discoveries on the Dussafu Block and on October 10, 2014, the field development plan was approved.

Central/inboard 3D seismic data acquired in 2011 has been processed and interpreted to review prospectivity. We have begun processing data from the 1,260 Sq Km of 3D seismic survey performed during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block where significant pre-salt prospectivity has been recognized on 2D seismic data. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and is expected to enhance the placement of future development wells in the Ruche and Tortue development program as well as provide improved assessment of the numerous undrilled structures already identified on older 3D seismic surveys.

During the nine months ended September 30, 2014, we had cash capital expenditures of $0.6 million for well and drilling planning.

Budong-Budong Project, Indonesia

In January 2013, the Budong-Budong Production Sharing Contract (the “Budong PSC”) partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2017. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the obligation of the joint venture to return the entire Budong PSC to the Government of Indonesia. Concurrently, we purchased an additional 7.1% equity interest from our partner and became operator of the Budong PSC in exchange for agreeing to fund 100% of the costs of the first exploration well. Since this exploration well was not drilled within 18 months of the date of approval from the Government of Indonesia of this transaction (October 9, 2014), we are required to pay our partner in the Budong PSC $3.2 million. This charge was invoiced by and paid to our joint venture partner in October 2014.

In previous periods, we were actively discussing the sale of our interests in the  Budong PSC and based on indications of interest received in December 2013, we determined that is it was appropriate to recognize an impairment expense of $0.6 million and a charge included in general and administrative expenses related to a valuation allowance on a value-added tax receivable we do not expect to recover of $2.8 million. We fully impaired this property in the first quarter of 2014 resulting in a charge of $4.5 million which is reflected in the results for the nine months ended September 30, 2014. In June 2014, we and our joint interest partner decided to relinquish our interest in the Budong PSC.  We are working with the Indonesian government to complete the relinquishment which may take several months. As a result of these actions, we recognized a further charge of $3.2 million, as noted above, during the three months ended September 30, 2014.   Budong PSC represented $4.6 million of unproved oil and gas properties including inventory on our December 31, 2013 balance sheet.  See Note 9 – Indonesia for further discussion.

Business Strategy

In Item 1. Business and Item 1A. Risk Factors of the 2013 Form 10-K, in Note 1− Organization to the Consolidated Financial Statements and elsewhere in this report,  we have discussed the situation in Venezuela and how the actions of the Venezuelan government have adversely affected and continue to adversely affect our operations as well as the agreement with Petroandina and Pluspetrol to sell the remaining 51% of our Venezuelan interests.

Based upon our ongoing analysis of seismic data, we believe that it may be in the best interest of our stockholders to further develop our remaining property in Gabon which would require additional capital expenditures.  We also intend to continue our consideration of a possible sale of assets or other transaction that our Board of Directors believes is in the best interests of the Company and of its stockholders. In the meantime, we intend to operate our business in the ordinary course and may ultimately decide to keep our non-Venezuelan assets and acquire additional assets. See Item 1. Business, Business Strategy in the 2013 Form 10-K and Note 2 – Liquidity in this report for further discussion on our plan to operate the business in the near term.

Results of Operations

You should read the following discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013, and our financial condition as of September 30, 2014 and December 31, 2013 in conjunction with our consolidated financial statements and related notes included in this report and the 2013 Form 10-K.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

We reported net loss attributable to Harvest of $4.1 million, or $0.10 diluted loss per share, for the three months ended September 30, 2014, compared with net income attributable to Harvest of $2.0 million, or $0.05 diluted earnings per share, for the three months ended September 30, 2013.

Loss from Continuing Operations

Total expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Three Months Ended
	September 30,		Increase
	2014	2013	(Decrease)
Depreciation and amortization	$34	$83	$(49)
Exploration expense	1,065	1,533	(468)
General and administrative	3,878	7,900	(4,022)
Investment earnings and other	(1)	(116)	115
Loss on sale of interest in Harvest Holding	59	—	59
Gain on sale of oil and gas properties	(2,865)	—	(2,865)
Unrealized loss on derivatives	—	6,559	(6,559)
Interest expense	25	1,152	(1,127)
Foreign currency transaction (gains) losses	(285)	131	(416)
Other non-operating expenses	—	38	(38)
Income tax expense (benefit)	2,361	(765)	3,126

During the three months ended September 30, 2014, we incurred  $1.1 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations. During the three months ended September 30, 2013, we incurred $1.2 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.3 million related to other general business development activities.

The decrease in general and administrative costs in the three months ended September 30, 2014 from the three months ended September 30, 2013 was primarily due to lower employee related costs ($3.3 million), professional fees and contract services ($0.4 million), general business and overhead ($0.2 million) and travel ($0.1 million). Employee costs are lower between periods primarily due to a reduction in staffing in our foreign offices and a  reduction in certain stock-based compensation expense impacted by the change in the Company’s stock price.   Contract services are lower between periods as costs for the three months ended September 30, 2013 included higher legal fees associated with litigation and higher consulting fees.

The decrease in investment earnings and other in the three months September 30, 2014 from the three months September 30, 2013 was primarily due to the receipt of income tax refunds from the Dutch Tax Administration during 2013.

The loss on the sale of interest in Harvest Holding in the three months ended September 30, 2014 includes costs incurred during the period related to the sale of our remaining 51 percent interest in Harvest Holding which has not yet been completed. These costs are primarily related to transaction fees associated with the sale.

The decrease in unrealized loss on derivatives in the three months ended September 30, 2014 from the three months ended September 30, 2013 was because no adjustment to the fair value of the derivatives was required in the three months ended September 30, 2014 as the underlying valuation assumptions for our warrant derivative liability have not materially changed during the current quarter.

The decrease in interest expense in the three months ended September 30, 2014 from the three months ended September 30, 2013 was due to there being no principal balance outstanding during the period resulting from the repayment of the 11 % Senior Notes on January 11, 2014. No interest was capitalized to oil and gas properties in the three months ended September 30, 2014 as compared to $2.1 million for the three months ended September 30, 2013.

We recognized a gain on foreign currency transactions in the three months ended September 30, 2014 as compared to loss on foreign currency transactions in the three months ended September 30, 2013.  The gain in the current quarter is primarily related to converting U.S. Dollars to Bolivars while the loss in the prior year’s quarter is primarily related to converting U.S. Dollars to Euros.

The decrease in other non-operating expense in the three months ended September 30, 2014 from the three months ended September 30, 2013 was due to costs incurred in 2013 related to our strategic alternative process and evaluation.

We recognized an income tax expense of $2.4 million during the three months ended September 30, 2014 as compared to income tax benefit of $0.8 million during the three months ended September 30, 2013.  Beginning in the fourth quarter of 2013, we determined that we would have sufficient taxable income in the U.S. from the expected sale of the remaining equity interest in Harvest Holding that caused us to remove the valuation allowance recorded against our net U.S. deferred tax assets. Consistent with that assumption we have recognized a current tax benefit associated with operating losses incurred in the U.S. for the three months ended

September 30, 2014.  However during the same period the recognized current tax benefit was offset by deferred tax expenses associated with additional undistributed earnings from foreign subsidiaries and the removal of deferred tax assets attributable to cancelled stock options. These transactions resulted in the recognition of the income tax expense noted above for the three months ended September 30, 2014.

Earnings from Equity Affiliate

The tables below reflect certain operating results from our equity affiliate Petrodelta.

	Three Months Ended			%
	September 30,		Increase	Increase	Increase
	2014	2013	(Decrease)	(Decrease)	(Decrease)
	(dollars in thousands, except prices)
Revenues:
Crude oil	$323,212	$358,692	$(35,480)	(10)%
Natural gas	1,132	923	209	23%
Total revenues before royalties	$324,344	$359,615	$(35,271)	(10)%
Price and Volume Variances:
Crude oil price variance (per Bbl)	$84.17	$93.43	$(9.26)	(10)	$ (35,563)
Natural gas sales prices Variance (per Mcf)	1.54	1.54	—	—	—
Volume variances:
Crude oil volumes (MBbls)	3,840	3,839	1	0%	81
Natural gas volumes (MMcf)	735	598	137	23%	211
Total variance					$(35,271)

Revenues were lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a decrease in oil prices. The decrease in price primarily reflects an overall decrease in market oil prices, but also resulted from increased El Salto field production which is sold at the lower Boscan price.

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income under IFRS from Petrodelta to Earnings from Equity Affiliate, were:

	Three Months Ended
	September 30,		Increase
	2014	2013	(Decrease)
	(in thousands)
Royalties	$108,567	$119,259	$(10,692)
Operating expenses	56,584	25,641	30,943
Workovers	5,280	10,476	(5,196)
Depletion, depreciation and amortization (inclusive of U.S. GAAP adjustment)	39,254	26,172	13,082
General and administrative	2,084	6,092	(4,008)
Windfall profits tax	37,386	67,751	(30,365)
Gain on exchange rate	(293)	(11,634)	11,341
Interest expense	3,965	3,238	727
Income tax expense	11,420	45,407	(33,987)
Adjustment stated at our 40% equity interest related to amortization of excess basis	1,093	1,067	26
Earnings from equity affiliate excluded from results of operations	23,011	—	23,011

See Note 6 – Investment in Equity Affiliate – Petrodelta for additional information.

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013, royalties, which is a function of revenue, decreased due to lower oil prices (net decrease in revenue of $35.3 million at 30 percent royalty). The increase in operating expense is due to higher personnel costs as a result of a new labor contract, higher maintenance costs and increased chemical costs.  Depletion, depreciation and amortization increased as a result of higher capitalized costs, including wells and infrastructure placed in service during 2014. Windfall profits tax expense decreased from declining Venezuela crude basket prices in line with declining world oil prices in 2014.  Income tax expense decreased between the quarters primarily due to a revision to inflation adjustments to fixed assets and by the decrease in pre-tax income.

Net Income Attributable to Noncontrolling Interests

Net income for noncontrolling interests during the three months ended September 30, 2013 is attributable to Vinccler’s 20 percent equity interest in Harvest Holding. In 2014 it is also includes Petroandina’s 29 percent equity interest in Harvest Holding. Earnings for Harvest Holding are primarily attributable to Petrodelta.  Net income (loss) attributable to noncontrolling interests decreased from $4.7 million for the three months ended September 30, 2013 to $(0.3) million for the three months ended September 30, 2014 primarily as result of our decision to not recognize $23.0 million of equity earnings for Petrodelta in the current quarter. See Note 3 – Summary of Significant Accounting Policies - Investment in Equity Affiliate.

Discontinued Operations

As discussed further in our 2013 Form 10-K, operations in Oman and Colombia have been classified as discontinued operations. Net income (loss) is shown in the table below:

	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
Oman	$(2)	$(2,753)
Colombia	(140)	167
Net loss from discontinued operations	$(142)	$(2,586)

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

We reported net loss attributable to Harvest of $13.8 million, or $0.33 diluted loss per share, for the nine months ended September 30, 2014, compared with net income attributable to Harvest of $33.6 million, or $0.86 diluted earnings per share, for the nine months ended September 30, 2013.

Loss from Continuing Operations

Total expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Nine Months Ended
	September 30,		Increase
	2014	2013	(Decrease)
Depreciation and amortization	$168	$257	$(89)
Exploration expense	4,546	5,270	(724)
Impairment expense	7,610	—	7,610
General and administrative	15,082	18,813	(3,731)
Investment earnings and other	(5)	(280)	275
Loss on sale of interest in Harvest Holding	1,416	—	1,416
Gain on sale of oil and gas properties	(2,865)	—	(2,865)
Unrealized loss on derivatives	—	2,774	(2,774)
Interest expense	87	3,417	(3,330)
Loss on extinguishment of debt	4,749	—	4,749
Foreign currency transaction (gains) losses	(75)	222	(297)
Other non-operating expenses	220	651	(431)
Income tax expense (benefit)	1,319	(2,141)	3,460

During the nine months ended September 30, 2014, we incurred $3.9 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $0.6 million related to other general business development activities.  During the nine months ended September 30, 2013, we incurred $4.1 million of exploration costs related to the processing and reprocessing of seismic data and lease maintenance costs related to ongoing operations and $1.2 million related to other general business development activities.

Impairment expense during the nine months ended September 30, 2014 was related to our Budong project in Indonesia. We incurred no impairment expense during the nine months ended September 30, 2013.

The decrease in general and administrative costs in the nine months ended September 30, 2014 from the nine months ended September 30, 2013 was primarily due to lower employee related costs ($3.2 million), professional fees and contract services ($1.4 million), and travel ($0.3 million) offset by higher general operating and overhead costs ($0.7 million) and taxes other than income ($0.5 million). Employee costs are lower between the nine month periods primarily due to a reduction in staffing in our foreign offices during the nine months ended September 30, 2014.   General office and overhead costs are higher between periods as costs for the nine months ended September 30, 2013 benefited from higher costs reimbursements from partners in our joint ventures. Professional fees and contract services are lower between periods as costs for the nine months ended September 30, 2013 included higher legal fees associated with litigation and higher consulting fees.

The decrease in investment earnings and other in the nine months ended September 30, 2014 from the nine months September 30, 2013 was primarily due to the receipt of income tax refunds from the Dutch Tax Administration during 2013.

The loss on the sale of interest in Harvest Holding in the nine months ended September 30, 2014 includes costs incurred during the period related to the anticipated sale of our remaining 51 percent interest in Harvest Holding. These are primarily transaction costs associated with the sale.

The decrease in unrealized loss on derivatives in the nine months ended September 30, 2014 from the nine months ended September 30, 2013 was because no adjustment to the fair value of the derivatives was required in the nine months ended September 30, 2014 as the underlying valuation assumptions for our warrant derivative liability have not materially changed during the current period.

The decrease in interest expense in the nine months ended September 30, 2014 from the nine months ended September 30, 2013 was due to the repayment of the 11% Senior Notes on January 11, 2014. Interest capitalized to oil and gas properties in the nine months ended September 30, 2014 was $0.2 million (nine months ended September 30, 2013:  $6.2 million).

During the nine months ended September 30, 2014, we incurred a loss on extinguishment of debt of $4.7  million in connection with the repayment of the 11% Senior Notes.

We recognized a gain on foreign currency transactions in the nine months ended September 30, 2014 as compared to loss on foreign currency transactions in the nine months ended September 30, 2013.  The gain in the current year is primarily related to converting U.S. Dollars to Bolivars while the loss in the prior year is primarily related to converting U.S. Dollars to Euros.

Other non-operating expense in the nine months ended September 30, 2013 included the expensing of costs related to an equity distribution agreement which we can no longer access.

We recognized an income tax expense of $1.3 million during the nine months ended September 30, 2014 as compared to an income tax benefit of $2.1 million during the nine months ended September 30, 2013.  Beginning in the fourth quarter of 2013, we determined that we would have sufficient taxable income in the U.S. from the expected sale of the remaining equity interest in Harvest Holding that caused us to remove the valuation allowance recorded against our net U.S. deferred tax assets. Consistent with that assumption we have recognized a current tax benefit associated with operating losses incurred in the U.S. for the nine months ended September 30, 2014.  However during the same period the recognized current tax benefit was offset by deferred tax expenses associated with additional undistributed earnings from foreign subsidiaries and the removal of deferred tax assets attributable to cancelled stock options. These transactions resulted in the recognition of the income tax expense noted above for the nine months ended September 30, 2014.

Earnings from Equity Affiliate

The tables below reflect certain operating results from our equity affiliate Petrodelta.

	Nine Months Ended			%
	September 30,		Increase	Increase	Increase
	2014	2013	(Decrease)	(Decrease)	(Decrease)
	(dollars in thousands, except prices)
Revenues:
Crude oil	$1,013,010	$990,104	$22,906	2%
Natural gas	3,048	3,046	2	0%
Total revenues before royalties	$1,016,058	$993,150	$22,908	2%
Price and Volume Variances:
Crude oil price variance (per Bbl)	$85.70	$92.73	$(7.03)	(8)	$ (75,085)
Natural gas sales prices Variance (per Mcf)	1.54	1.54	—	—	—
Volume variances:
Crude oil volumes (MBbls)	11,820	10,677	1,143	11%	97,984
Natural gas volumes (MMcf)	1,979	1,973	6	0%	9
Total variance					$22,908

Revenues were higher in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increases in sales volumes resulting from additional production from wells drilled since September 30, 2013 offset by a decrease in oil prices. The decrease in price primarily reflects an overall decrease in market oil prices, but also resulted from increased  El Salto production which is sold at the lower Boscan price.

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income under IFRS from Petrodelta to Earnings from Equity Affiliate, were:

	Nine Months Ended
	September 30,		Increase
	2014	2013	(Decrease)
	(in thousands)
Royalties	$339,072	$329,021	$10,051
Operating expenses	162,190	88,310	73,880
Workovers	19,086	18,929	157
Depletion, depreciation and amortization (inclusive of U.S. GAAP adjustment)	107,826	79,684	28,142
General and administrative	11,729	19,575	(7,846)
Windfall profits tax (inclusive of U.S. GAAP adjustment)	135,811	185,725	(49,914)
Gain on exchange rate	125	(193,020)	193,145
Interest expense	19,816	9,163	10,653
Income tax expense (inclusive of U.S. GAAP adjustment)	49,530	243,654	(194,124)
Adjustment stated at our 40% equity interest related to amortization of excess basis	3,351	2,589	762
Earnings from equity affiliate excluded from results of operations	30,890	—	30,890

See Note 6 – Investment in Equity Affiliate – Petrodelta for additional information.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, royalties, which is a function of revenue, increased due to the increase in production (net increase in revenue of $22.9 million at 30 percent royalty).The increase in operating expense is due to higher personnel costs as a result of a new labor contract, higher maintenance costs and increased chemical costs. The increase in workover expense is due to running between one and two workover rigs in 2014 versus one workover rig in 2013. Depletion, depreciation and amortization increased as a result of higher capitalized costs, including wells and infrastructure placed in service during 2014. Windfall Profits Tax, which is a function of volume and price received per barrel as well as pricing levels set for determining Windfall Profits Tax, decreased as a result of an increase in the threshold price per barrel from $70 to $80 in mid-February 2013 and lower Venezuela crude basket price used in determining this tax in 2014.  The foreign currency transaction gain during the nine months ended September 30, 2013 is due to the Bolivar devaluation in February 2013 from 4.30 Bolivars/U.S. Dollar to 6.30 Bolivars/U.S. Dollar. Income tax expense decreased between the periods primarily due to the decrease in pre-tax income.

Net Income Attributable to Noncontrolling Interests

Net income for noncontrolling interests during the nine months ended September 30, 2013 is attributable to Vinccler’s 20 percent equity interest in Harvest Holding. Beginning in 2014 it also includes Petroandina’s 29 percent equity interest in Harvest Holding. Earnings for Harvest Holding are primarily attributable to Petrodelta. Net income attributable to noncontrolling interests decreased from $16.2 million for the nine months ended September 30, 2013 to $16.0 million for the nine months ended September 30, 2014. During the period we did not recognize $30.9 million in earnings from equity affiliates within our results of operations.  See Note 6 – Investment in Equity Affiliate.

Discontinued Operations

As discussed further in our 2013 Form 10-K, operations in Oman and Colombia are classified as discontinued operations. Net income (loss) is shown in the table below:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Oman	$(27)	$(3,409)
Colombia	(476)	(668)
Net loss from discontinued operations	$(503)	$(4,077)

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our 2013 Form 10-K and our consolidated financial statements and related notes thereto included in this report.

Liquidity

As discussed above under Recent Developments, on December 16, 2013, Harvest and HNR Energia B.V. entered into the SPA with Petroandina and Pluspetrol, its parent, to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400 million. The first closing occurred on December 16, 2013 when we sold a 29 percent equity interest in Harvest Holding for $125 million. We used $80.0 million of the proceeds to redeem all of our 11% Senior Notes due 2014 on January 11, 2014 including principal and accrued and unpaid interest. As of September 30, 2014, we had $9.0  million in cash and cash equivalents.

On July 2, 2014, we completed the sale of our rights under a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area for net proceeds of $2.9 million.  This area is located in the South China Sea and is the subject of a border dispute between the People’s Republic of China and the Socialist Republic of Vietnam.

On July 10, 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Under the shelf registration statement, we could offer and sell up to $300.0 million of various types of securities, including unsecured debt securities, common stock, preferred stock, warrants and units.  Additionally, the shelf registration statement will allow selling stockholders to resell up to an aggregate of 686,761 common shares upon the exercise of currently outstanding warrants.  The Company will not receive any proceeds from common shares offered by these selling stockholders.  There can be no assurances that any future offerings will be conducted under the shelf registration statement, and the terms of any future offering would be determined at the time of the offering and would be subject to market conditions and approval by the Company's Board of Directors.  This disclosure shall not constitute an offer to sell or the solicitation of the offer to buy, nor shall there be any sale of these securities in any state where such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

On September 4, 2014, we entered into a Distribution Agreement (the “Agreement”) with a sales agent (the “Agent”) to sell shares of the Company’s common stock (the “ATM Shares”), for up to $75.0 million aggregate gross sale proceeds, from  time to time in “at-the-market” offerings (the “ATM offering”). During the quarterly period ended September 30, 2014 we issued 334,563 shares under the ATM offering at a weighted average sale price of $4.45 per share resulting in proceeds to us of approximately $1.4 million, net of fees paid to the Agent and other costs associated with the Agreement. Under the terms of the ATM offering, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange at market prices or as otherwise agreed by the Company and the Agent.  The Company may also sell the ATM Shares from time to time to the Agent as principal for its own account at a price to be agreed upon at the time of the sale.  Any sale of ATM Shares to the Agent as principal would be pursuant to the terms of a separate agreement between the Company and the Agent.

If the proposed sale of our remaining Harvest Holding interests is completed, pursuant to the SPA, during the fourth quarter, a significant portion of our assets at year end will be cash from the proceeds of such transactions. However, the timing of the sale of our remaining 51 percent interest in Harvest Holding is beyond our control, and we will continue to have operating and capital requirements in the interim period. Depending on the timing of these events, we anticipate using a portion of the proceeds from this sale to pay for expenses and other costs related to the transaction, which we estimate will be approximately $3.1 million, $1.5 million of which has been incurred as of September 30, 2014; and to pay taxes related to the transaction, which we estimate will be approximately $48.2 million.  We also anticipate making a cash settlement payment related to the warrant derivative liability of approximately $2.0 million, along with severance costs and obligations under stock-based compensation agreements and employment agreements triggered by this sale, during the fourth quarter of 2014.  Based on outstanding stock-based compensation awards and salaries as of September 30, 2014, the cash settlement could be up to approximately $16.1 million.

In addition to payments resulting from the completion of the sale of our remaining Venezuelan interests, we anticipate that we will need to fund estimated cash general operating and capital expenditures of  $14.0 million for the remainder of 2014. The majority of these costs will be paid with cash on hand with any shortfalls to be made up with funds from anticipated second closing under the SPA, loans from Petroandina related to the monthly extensions of the closing, accessing debt markets or additional equity sales.  However, there can be no assurances that any of these will occur or will be available to the Company on terms that are acceptable to the Company.    Based upon our ongoing analysis of seismic data, we believe that it may be in the best interest of our stockholders to further develop our remaining property in Gabon which would require additional capital expenditures.  We also intend to continue our consideration of a possible sale or other transaction that our Board of Directors believes is in the best interests of the company and of its stockholders. Our cash balance as of September 30, 2014 was $9.0 million.  See Note 2 –Liquidity, for further discussion.

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

Working Capital and Cash Flows

The net funds used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(33,953)	$(29,738)
Net cash used in investing activities	(1,672)	(38,642)
Net cash used in financing activities	(76,322)	(321)
Net decrease in cash	$(111,947)	$(68,701)

	As of
	September 30,	December 31,
	2014	2013
	(in thousands, except ratios)
Working capital	$(50,153)	$(31,667)
Current ratio	0.2	0.8
Total cash, including restricted cash	$8,975	$121,045
Total debt	$8,109	$83,589

Working Capital

The decrease in working capital of $18.5 million between December 31, 2013 and September 30, 2014 was primarily due to cash used to fund our loss from operations, interest payments as well as the extinguishment of certain debt in January 2014.

Cash Flow from Operating Activities

During the nine months ended September 30, 2014, net cash used in operating activities was approximately $34 million ($29.7 million during the nine months ended September 30, 2013). The $4.3 million increase in use of cash was primarily due to an increase in cash paid for exploration expenses, general and administrative costs and income taxes.

Cash Flow from Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Budong PSC	$1	$111
Dussafu PSC	593	37,885
Other	9	1,181
Total additions of property and equipment	$603	$39,177

In addition to cash capital expenditures, we incurred $3.7 million in transaction costs associated with the first closing in our sale of interest in Harvest Holding and received $2.9 million in net proceeds from the sale of WAB-21.    We also advanced $0.4 million to Petrodelta for continuing operating costs during the nine months ended September 30, 2014 ($0.4 million during the nine months ended September 30, 2013)  for employee salaries and related benefits for three Harvest Vinccler employees seconded into Petrodelta as well as other operational costs.  Costs advanced are invoiced on a monthly basis to Petrodelta.  We had returned to us $0.1 million in restricted cash associated with the Dussafu project ($0.9 million during the nine months ended September 30, 2013).

Cash Flow from Financing Activities

During the nine months ended September 30, 2014, we repaid $79.8 million of our 11% Senior Notes and paid $0.8 million in debt extinguishment costs.  We also received $2.0 million from issuance of  a note payable to a noncontrolling interest owner,  $1.0 million in contributions from noncontrolling interest owners and $1.4 million from the sale of common stock.  There were no significant cash flows related to financing activities during the nine months ended September 30, 2013.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by fluctuating oil and natural gas prices. These fluctuations could affect our planned development activities and capital expenditures program.

Our net foreign exchange gain attributable to our international operations was $0.1 million for the nine months ended September 30, 2014 and was a $0.2 million loss for the nine months ended September 30, 2013.  There are many factors  that affect foreign exchange rates and the resulting exchange gains and losses, most of which are beyond our control. We are unable to predict the extent that future changes in exchange rates and controls would affect our financial results.

Venezuela imposed currency exchange restrictions in February 2003, and has adjusted the official exchange rate numerous times in previous reporting periods, most recently in February of 2013.

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Bolivars (6.30 Bolivars per U.S. Dollar). However, during the nine months ended September 30, 2014, Harvest Vinccler exchanged approximately $0.3 million (September 30, 2013: $1.3 million) and received an average exchange rate of 28.6 Bolivars (September 30, 2013: 6.08 Bolivars) per U.S. Dollar.

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on our financial results, but is potentially an important factor with respect to results of operations in Venezuela. The annualized inflation rate in Venezuela was 58.5 percent during the eight months ended August 31, 2014 (the most recently published data, year ended December 31, 2013:  56.2 percent).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse fluctuations in oil and natural gas prices and foreign currency exchange, as discussed in our 2013 Form 10-K. Our outlook with regards to market risk for the nine months ended September 30, 2014 does not differ materially from that discussed in the 2013 Form 10-K.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures designed to ensure that the disclosure requirement in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and that such information is accumulated and effectively communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of September 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

HARVEST NATURAL RESOURCES, INC.

Dated: November 6, 2014	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: November 6, 2014	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer