Form 10-K
period 2014-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2015-03-27
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No   ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	☒

Non-Accelerated Filer	◻	Smaller Reporting Company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ◻    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014 was: $ 210,047,738.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date. Class: Common Stock, par value $0.01 per share, on March 20, 2015, shares outstanding: 42,747,567.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of shareholders, or information to be included in an amendment to the Form 10-K, in either case which the Registrant intends will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K where indicated.

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

Executive Summary

Harvest Natural Resources, Inc. is a petroleum exploration and production company incorporated under Delaware law in 1988. Our focus is on acquiring exploration, development and producing properties in geological basins with proven active hydrocarbon systems. Our experienced technical, business development and operating personnel have identified low entry cost exploration opportunities in areas with large hydrocarbon resource potential. We acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). In addition to our interests in Venezuela, we hold exploration acreage mainly offshore of Republic of Gabon (“Gabon”). We operate from our Houston, Texas headquarters. We also have regional/technical offices in Singapore and Caracas, Venezuela and a field office in Gabon to support field operations in those areas.

Our Venezuelan interests are owned through our 51 percent ownership interest in Harvest-Vinccler Dutch Holding B.V., a Dutch private company with limited liability (“Harvest Holding”).  The remaining 49 percent ownership interest of Harvest Holding is owned by Oil & Gas Technology Consultants (Netherlands) Cooperatie U.A. (20 percent) and Petroandina Resources Corporation N.V. ("Petroandina") (29 percent); Petroandina is a wholly owned subsidiary of Pluspetrol Resources Corporation B.V.(“Pluspetrol”). Harvest Holding owns 100 percent of HNR Finance B.V. (“HNR Finance”), and HNR Finance owns a 40 percent interest in Petrodelta, S.A. (“Petrodelta”).  Petrodelta is the Venezuelan mixed company formed in 2007 for the purpose of owning and operating certain oil and gas interests in Venezuela.  The other 60 percent of Petrodelta is owned by CorporacionVenezolana del Petroleo A.S. (“CVP”) and PDVSA Social S.A., both companies owned and controlled by the Government of Venezuelan.  Thus we own an indirect 20.4 percent of Petrodelta (51 percent of 40 percent).

For several years we explored a broad range of strategic alternatives with respect to our Venezuelan interests.  In June 2012 we entered into an agreement with PT Pertamina (Persero), a state-owned limited liability company existing under the laws of the Republic of Indonesia (“Pertamina”), to sell all of our interests in Venezuela for a cash consideration of $725.0 million, subject to certain price adjustments. The sale to Pertamina was conditioned on, among other things, the approval of the Ministerio del Poder Popular de Petroleo y Mineria, representing the Government of Venezuela  and the approval of Pertamina’s shareholder, the Government of the Republic of Indonesia. After receiving notice from Pertamina in February 2013 that Pertamina’s shareholder had decided not to approve the transaction, we exercised our right to terminate the agreement in accordance with its terms.

After the termination of the Pertamina transaction, we continued to consider our strategic alternatives with respect to our Venezuelan assets. On December 16, 2013, we entered into a Share Purchase Agreement (the “SPA”) to sell all of our interests in Venezuela to Petroandina in two closings for an aggregate cash purchase price of $400.0 million.  At that time, we still had an 80 percent interest in Harvest Holding.  Under the SPA, we sold a 29 percent interest in Harvest Holding to Petroandina for $125.0 million on December 16, 2013, and agreed to sell the remaining 51 percent interest in Harvest Holding to Petroandina for $275.0 million at a future closing.  The closing was subject to, among other things, authorization by the holders of a majority of our outstanding common stock and approval of the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela.  Our shareholders approved the sale on May 7, 2014.  By January 1, 2015, we concluded that the parties would not be able to obtain the approval by the Government of Venezuela and so we terminated the SPA in accordance with its terms. When the SPA was terminated, a shareholders' agreement (the “Shareholders’ Agreement”) between the Company and Petroandina regarding their ownership shares in Harvest Holding became effective.

Through December 31, 2014, we included the results of Petrodelta in our consolidated financial statements using the equity method of accounting. We ceased recording earnings from Petrodelta in the second quarter due to the expected sales price of the second tranche purchase agreement approximating the recorded value of our investment in Petrodelta.

Based upon numerous actions and inactions of the controlling partner, CVP, owned and controlled by the government of Venezuela, we have determined that we no longer have a significant degree of influence. As a result of these conditions, and in accordance with Accounting Standards Codification “ASC 823 – Investments - Equity Method”, we began reporting the results of our Venezuelan operations using the cost method of accounting. This change is effective December 31, 2014.

As a result of the termination of the purchase agreement and our review of the value of our investment in Petrodelta, we recorded in the fourth quarter 2014, a one-time pre-tax impairment charge of $355.7 million in Impairment – Investment Affiliate on our Consolidated Statements of Operations and Comprehensive Loss.

In December 2014, we also impaired the carrying value of our property in Gabon by $50.3 million.  We recorded this impairment based on a qualitative analysis which considered our current liquidity needs, the recent decrease in oil and gas prices, the marketability of our property and the limited time we have to develop this project.

We expect that in 2015 we will not generate revenues and will continue to generate losses from operations and that our operating cash flows will not be sufficient to cover our operating expenses.  While we believe that we may be able to raise additional capital through issuance of debt or equity or through sales of assets, our circumstances at such time raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2014, we had total assets of $228.0 million, unrestricted cash of $6.6 million and notes payable to noncontrolling interest owners of $13.7 million. For the year ended December 31, 2014, we had no revenues from continuing operations and net cash used in operating activities of $39.2 million. As of December 31, 2013, we had total assets of $734.9 million, unrestricted cash of $120.9 million and debt and note payable to controlling interest owner of $83.6 million. For the year ended December 31, 2013, we had no revenues from continuing operations and net cash used in operating activities of $37.1 million.

At December 31, 2014, Petrodelta’s oil and gas reserves net to our 20.4 percent interest are: Proved reserves  16.7 million barrels of oil equivalent (“MMBOE”), Probable reserves  39.0 MMBOE, and Possible reserves  53.6 MMBOE. Proved plus Probable reserves at  55.7 MMBOE, a 10 percent reduction from last year. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates. Barrels of oil equivalent is determined using the approximate heat content ratio of one barrel of crude oil or condensate to six thousand cubic feet (“Mcf”) of natural gas, which ratio does not necessarily reflect price equivalency.

Recent Events

On January 11, 2014, we used a portion of the $125.0 million in proceeds from the December 16, 2013 sale to Petroandina to redeem all of our 11% senior unsecured notes due in 2014 (“11% Senior Notes”). The notes were redeemed for $80.0 million, including principal and accrued and unpaid interest. As a result of the redemption, we recorded a loss on extinguishment of debt of approximately $3.6 million in January 2014. This loss primarily includes the expensing of the discount on debt ($2.3 million) and the expensing of the related financing costs ($1.3 million). The remaining $45.0 million of the proceeds from the first closing have been used for capital expenditures and for general operating expenses.

During the second quarter of 2014, we recorded an additional loss on extinguishment of debt of approximately $1.1 million related to a provision for early debt repayment; therefore, during the year ended December 31, 2014 we recorded a total loss on extinguishment of debt of $4.7 million.

On February 21, 2014, Tecnica Vial and Flamingo, our partners in Colombia on Blocks VSM14 and VSM15, respectively, filed for arbitration of claims related to the farm-out agreements for each block. We had received notices of default from our partners for failing to comply with certain terms of the farm-out agreements, followed by notices of termination on November 27, 2013. On December 14, 2014, we settled all arbitration claims for a payment of $2.0 million and the arbitration was dismissed.

On June 4, 2014, a Declaration of Commerciality (“DOC”) was signed with Gabon pertaining to the four discoveries on the Dussafu Project offshore Gabon.  Furthermore, on July 17, 2014, the Direction Generale Des Hydrocarbures (“DGH”) awarded an Exclusive Exploitation Authorization (“EEA”) for the development and exploitation of certain oil discoveries on the Dussafu Project and on October 10, 2014, the field development plan was approved. The Company is required to begin initial production within four years of the EEA approval.

On July 2, 2014, we completed the sale of our rights under a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area for net proceeds of $2.9 million and recorded that amount as a gain of sale of oil and gas properties.  This area is located in the South China Sea and is the subject of a border dispute between People’s Republic of China and Socialist Republic of Vietnam.

On July 10, 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Under the shelf registration statement, we could offer and sell up to $300.0 million of various types of securities, including unsecured debt securities, common stock, preferred stock, warrants and units.  Additionally, the shelf registration statement allows selling stockholders to resell up to an aggregate of 686,761 common shares upon the exercise of currently outstanding warrants.

On September 4, 2014, we entered into a Distribution Agreement  with a sales agent (the “Agent”) to sell shares of the Company’s common stock (the “ATM Shares”), for up to $75.0 million aggregate gross sale proceeds, from  time to time in “at-the-market” offerings (the “ATM offering”). During the year ended December 31, 2014 we issued 653,832 shares under the ATM offering at a weighted average sale price of $3.10 per share resulting in proceeds to us of approximately $2.0 million, net of fees paid to the Agent and other costs associated with the Distribution Agreement. Under the terms of the ATM offering, sales were made primarily in transactions deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange (“NYSE”) at market prices or as otherwise agreed by the Company and the Agent.  On March 10, 2015 we received notice from the Agent terminating, effective immediately, the Distribution Agreement.

On January 15, 2015, HNR Finance and Harvest Vinccler S.C.A submitted a Request for Arbitration against the Government of Venezuela before the International Centre for Settlement of Investment Disputes ("ICSID") regarding HNR Finance's interest in Petrodelta.  The Request for Arbitration set forth numerous claims, including (a) the failure of the Venezuelan government to approve the Company’s negotiated sale of its 51 percent interest in Petrodelta to Petroandina on any reasonable grounds in 2013-2014, resulting in the termination of the Petroandina Purchase Agreement (see "Background" above); (b) the failure of the Venezuelan government to approve the Company’s previously negotiated sale of its interest in Petrodelta to PT Pertamina (Persero) on any reasonable grounds in 2012-2013, resulting in the termination of a purchase agreement entered into between HNR Energia and PT Pertamina (Persero); (c) the failure of the Venezuelan government to allow Petrodelta to pay approved and declared dividends for 2009; (d) the failure of the Venezuelan government to allow Petrodelta to approve and declare dividends since 2010, in violation of Petrodelta’s bylaws and despite Petrodelta’s positive financial results between 2010 and 2013; (e) the denial of Petrodelta’s right to fully explore the reserves within its designated areas; (f) the failure of the Venezuelan government to pay Petrodelta for all hydrocarbons sales since Petrodelta’s incorporation, recording them instead as an ongoing balance in the accounts of Petroleos de Venezuela S.A. ("PDVSA"), the Venezuelan government-owned oil company that controls Venezuela’s 60 percent interest in Petrodelta, and as a result disregarding Petrodelta’s managerial and financial autonomy; (g) the failure of the Venezuelan government to pay Petrodelta in US dollars for the hydrocarbons sold to PDVSA, as required under the mixed company contract; (h) interference with Petrodelta’s operations, including PDVSA’s insistence that PDVSA and its affiliates act as a supplier of materials and equipment and provider of services to Petrodelta; (i) interference with Petrodelta’s financial management, including the use of low exchange rates (Bolivars/U.S. Dollars) to the detriment of the Company and to the benefit of the Venezuelan government, PDVSA and its affiliates, and (j) the forced migration of the Company’s investment in Venezuela from an operating services agreement to a mixed company structure in 2007.

On January 26, 2015, Petroandina filed a complaint for breach of contract against the Company and its subsidiary HNR Energia in Delaware court.  The complaint states that HNR Energia breached provisions of the Shareholders Agreement between Petroandina and HNR Energia, which provisions require HNR Energia to provide advance notice of, and deposit $5 million into an escrow account, before bringing any claim against the Venezuelan government. Under those provisions, if Petroandina so requests, an appraisal of Petroandina's 29 percent interest in Harvest Holdings must be performed, and Petroandina has the right to require HNR Energia to purchase that 29 percent interest at the appraised value.  Petroandina's claim requests that, among other things, the court (a) declare that HNR Energia has breached the Shareholders' Agreement by submitting the Request for Arbitration against the Venezuelan government on January 15, 2015 (which Request for Arbitration was subsequently withdrawn without prejudice); (b) declare that the Company has breached its guaranty of HNR Energia's obligations under the Shareholders' Agreement; (c) direct the Company and HNR Energia to refrain from prosecuting any legal proceeding against the Venezuelan government (including the previously filed Request for Arbitration) until such time as they have complied with the relevant provisions of the Shareholders' Agreement; (d) award Petroandina costs and fees related to the lawsuit; and (e) award Petroandina such other relief as the court deems just and proper.

On January 28, 2015, the Delaware court issued an injunction ordering the Company and HNR Energia to withdraw the Request for Arbitration and not take any action to pursue its claims against Venezuela until Harvest and HNR Energia have complied with the provisions of the Shareholders’ Agreement or otherwise reached an agreement with Petroandina.  Accordingly, on January 28, 2015, HNR Finance B.V. and Harvest Vinccler S.C.A., withdrew without prejudice the Request for Arbitration. In the Delaware proceeding, the Company and HNR Energia have until May 25, 2015 to respond to Petroandina’s complaint.

On February 13, 2015, the Company received notification from the NYSE that the Company had fallen below the NYSE's continued listing standards, which require a minimum average closing price of $1.00 per share over 30 consecutive trading days.    Under the NYSE's rules, Harvest has a period of six months from the date of the NYSE notice to bring its share price and 30 trading-day average share price back above $1.00.  During this period, Harvest's common stock will continue to be traded on the NYSE, subject to the Company's compliance with other NYSE continued listing requirements.  As required by the NYSE, in order to maintain its listing, Harvest has notified the NYSE that it intends to cure the price deficiency.

On January 1, 2015, we terminated the SPA to sell our remaining interest in Harvest Holding which owns our investment in Petrodelta.  We expect that in 2015 we will not generate revenues and will continue to generate losses from operations and that our operating cash flows will not be sufficient to cover our operating expenses.  While we believe that we may be able to raise additional capital through issuance of debt or equity or through sales of assets, our circumstances at such time raises substantial doubt about our ability to continue as a going concern.

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

Business Strategy

In Operations, Petrodelta below, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the situation in Venezuela and how the actions of the Venezuelan government have adversely affected and continue to adversely affect our operations. The expectation that dividends from Petrodelta will be minimal over the next few years have restricted our available cash and have had a significant adverse effect on our ability to obtain financing to acquire and develop growth opportunities elsewhere. See Note 16 – Operating Segments for further information on business segments.

Although we are currently marketing our non-Venezuelan assets and talking to potential buyers, we will continue to operate our business in the ordinary course and may ultimately decide to keep our non-Venezuelan assets and acquire additional assets. Since we no longer have any obligations under the 11% Senior Notes, and given that we do not currently have any operating cash flow, we may also decide to access additional capital through equity or debt sales.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549-0213. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Reserves

We measure and disclose oil and gas reserves in accordance with the provisions of the SEC’s Modernization of Oil and Gas Reporting and ASC 932, “Extractive Activities – Oil and Gas” (“ASC 932”) related to our share of oil and gas reserves associated with our investment in Petrodelta.. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates.

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided, management reviews and review of the independent third party reserves report. The technical employee responsible for overseeing the process for preparation of the reserves estimates has a Bachelor of Science in Petroleum Engineering and more than 35 years of experience in petroleum engineering.

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

In Venezuela during 2014, Petrodelta drilled and completed 13 production wells and eight of the wells were previously identified as Proved Undeveloped (“PUD”) locations and five wells were previously classified as probable, possible or undefined locations. In 2014, an additional 26 PUD locations were identified through drilling activity, however 101 PUD locations which are scheduled to be drilled five years after the wells were originally identified have been reclassified as Probable reserves. At December 31, 2014, Petrodelta has 66 identified PUD locations.

Petrodelta’s 2014 business plan, as proposed by Petrodelta, contemplates sustained drilling activities through the year 2023 to fully develop the El Salto, Isleño and Temblador fields. The PUD locations which are now scheduled to be drilled five years after they were originally identified have been reclassified as Probable reserves.

As of December 31, 2014, proved undeveloped reserves of 7.5 MMBOE from 66 gross PUD locations are scheduled to be drilled within the period from 2015 to 2019 and within five years from when these locations were first identified. All above MMBOE represent our net 20.4 percent effective interest, net of a 33.33 percent royalty.

Probable undeveloped reserves of 39.0  MMBOE include17.6 MMBOE from 208 gross undeveloped locations that would otherwise meet the definition of proved undeveloped reserves, except that they are scheduled to be drilled at least five years after the date that they were originally identified. All of these 208 locations are scheduled to be drilled within five years from 2015 to 2019.

The following table shows a summary of our proved, probable and possible oil and gas reserves, all of which are located in Venezuela, as of December 31, 2014.

	Oil and NGLs (c)	Natural Gas	Total
	(MBls) (a)	(MMcf) (a)	(MBOE) (a)
Proved Developed Reserves:
International – Venezuela (b)	8,394	4,887	9,209
Total Proved Developed	8,394	4,887	9,209

Proved Undeveloped Reserves:
International – Venezuela (b)	7,283	1,323	7,503
Total Proved Undeveloped	7,283	1,323	7,503
Total Proved Reserves	15,677	6,210	16,712

Probable Developed Reserves:
International – Venezuela (b)	—	—	—
Total Probable Developed	—	—	—

Probable Undeveloped Reserves:
International – Venezuela (b)	37,019	11,751	38,978
Total Probable Undeveloped	37,019	11,751	38,978
Total Probable Reserves	37,019	11,751	38,978

Possible Developed Reserves:
International – Venezuela (b)	—	—	—
Total Possible Developed	—	—	—

Possible Undeveloped Reserves:
International – Venezuela (b)	51,039	15,071	53,551
Total Possible Undeveloped	51,039	15,071	53,551
Total Possible Reserves	51,039	15,071	53,551

(a)

“MBls”– thousand barrels of oil; “Mcf” – thousand cubic feet of natural gas; “MMcf”– thousand “Mcf”; and MBOE – thousand barrels of oil equivalent. MBOE is determined using the approximate heat content ratio of one barrel of crude oil or condensate to six Mcf of natural gas, which ratio does not necessarily reflect price equivalency.

(b)	Information represents our net 20.4 percent effective ownership interest in Petrodelta.
(c)	“NGL”– Natural gas liquids.

Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves as of December 31, 2014,  2013 and 2012 and changes in proved reserves during the last three years are contained in Item 15. Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) in our consolidated financial statements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Critical Accounting Policies – Reserves for additional information on our reserves.

Operations

As of December 31, 2014, our operations include:

•

Venezuela. Operations are through our investment affiliate Petrodelta which is governed by the Contract of Conversion (“Conversion Contract”) signed on September 11, 2007. Our ownership of Petrodelta is through Harvest Holding which indirectly, through wholly owned subsidiaries, owns 40 percent of Petrodelta. As we indirectly own 51 percent of Harvest Holding, we indirectly own a net 20.4 percent interest in Petrodelta.

•	Gabon. Operations are offshore of Gabon through the Dussafu Production Sharing Contract (“Dussafu PSC”). We have a 66.667 percent interest in the Dussafu PSC. We are the operator.

Petrodelta

General

On October 25, 2007, the Venezuelan Presidential Decree, which formally transferred to Petrodelta the rights to the Petrodelta Fields subject to the conditions of the Conversion Contract, was published in the Official Gazette, the official government publication where laws, decrees, resolutions, instructions, and other regulations of general interest issued by the central government of Venezuela are published in order to make those acts valid and official. Petrodelta is to undertake the exploration, production, gathering, transportation and storage of hydrocarbons from the Petrodelta Fields for a maximum of 20 years from that date. Petrodelta is governed by its own charter and bylaws. Under the decree, Petrodelta’s portfolio of properties in eastern Venezuela includes large proven oil fields as well as properties with very substantial opportunities for both development and exploration. We have seconded key technical and managerial personnel into Petrodelta and participate on Petrodelta’s board of directors.

Petrodelta’s shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Under the Conversion Contract, work programs and annual budgets adopted by Petrodelta must be consistent with Petrodelta’s business plan. Petrodelta’s business plan may be modified by a favorable decision of the shareholders owning at least 75 percent of the shares of Petrodelta. Petrodelta’s approved capital budget for 2014 was $518.8 million and included a drilling program to use six drilling rigs for both development and appraisal wells to maintain production capacity. Petrodelta’s actual capital expenditures for 2014  were $430.6 million or 83.0 percent of the capital budget.

Petroleos de Venezuela S.A. (“PDVSA”), as administrator of certain operating contracts for several mixed companies in Venezuela, has failed to pay on a timely basis certain amounts owed to contractors doing work for Petrodelta. PDVSA purchases all of Petrodelta’s oil production. PDVSA and its affiliates have reported shortfalls in meeting their cash requirements for operations and planned capital expenditures. In addition, PDVSA has fallen behind in certain of its payment obligations to Petrodelta, which payments Petrodelta would otherwise use to pay its contractors, including Harvest Holding. As a result, Petrodelta has experienced, and is continuing to experience, difficulty in retaining contractors who provide services for Petrodelta’s operations. We cannot provide any assurance as to whether or when PDVSA will become current on its payment obligations. Inability to retain contractors or to pay them on a timely basis has an adverse effect on Petrodelta’s operations and on Petrodelta’s ability to carry out its business plan.

Crude oil delivered from Uracoa, Bombal, Tucupita, Isleño and Temblador fields of Petrodelta to PDVSA Petroleo S.A. (“PPSA”), a wholly owned subsidiary of PDVSA, is priced with reference to Merey 16 published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Merey 16 published prices are quoted and sold in U.S. Dollars. The crude oil produced and delivered from El Salto field is priced with reference to Boscan, a heavier 10 degree API crude oil, published prices, also weighted for different markets and quality adjusted as described above. Boscan published prices are also quoted and sold in U.S. Dollars. An amendment to Petrodelta’s Contract for Sale and Purchase of Hydrocarbons with PPSA (the “Sales Contract”) has been approved by Petrodelta’s shareholders and was executed during the first quarter 2015. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations, Petrodelta for additional information on the sales contract. Natural gas delivered from the Petrodelta fields to PPSA is priced at $1.54 per Mcf. PPSA is obligated to make payment to Petrodelta in U.S. Dollars for crude oil and natural gas liquids delivered. Natural gas deliveries are paid in Venezuelan Bolivars (“Bolivars”), but the pricing for natural gas is referenced to the U.S. Dollar.

As a result of legislation enacted in December 2013 and January and February of 2014, Venezuela now has a multiple exchange rate system. Most of Petrodelta’s transactions are subject to a fixed official exchange rate of 6.3. The Venezuelan government modified the currency exchange system whereby the official exchange rate of 6.3 Bolivars per USD would only apply to certain economic sectors related to purchases of “essential goods and services” while other sectors of the economy would be subject to a new exchange rate, SICAD I, determined by an auction process conducted by Venezuela's Complimentary System of Foreign Currency Administration. Participation in the SICAD I mechanism is controlled by the Venezuelan government and is limited to certain companies that operate in designated economic sectors.  In March 2014, an additional currency exchange mechanism was established by the Venezuelan government that allows companies within other economic sectors to participate in an additional auction process (“SICAD II”).  The financial information for Petrodelta is prepared using the official fixed exchange rate (6.3 from February 2013 through December 2014). At December 31, 2014, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 1,590.4 million Bolivars ($0.3 million) and 3,506.3 million Bolivars ($0.6 million), respectively.

On February 10, 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela (BCV) published in the Extraordinary Official Gazette No.6.171 Exchange Agreement No.33 with two Official Notices.  The first notice being that the SICAD II exchange rate would be no longer permitted.  Secondly, a new exchange rate called the Foreign Exchange Marginal System (“SIMADI”) has been created.  The SIMADI rate published on March 12, 2015 is 183.15 Bolivars per U.S. Dollars. The SIMADI’s marginal system is available in limited quantities for individuals and companies to purchase and sell foreign currency via banks and exchange houses.

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (the “Windfall Profits Tax”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations, Venezuela – Petrodelta for a discussion of the effects of the Windfall Profits Tax on Petrodelta’s business.

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance. Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, as of the date of this report, the dividend has not been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has never indicated that the dividend is not payable, or that it will not be paid. The dividend receivable is classified as a long-term receivable at December 31, 2014 due to the uncertainty in the timing of payment.  During the year ended December 31, 2014 we recorded an allowance of $12.2 million to fully reserve the dividend receivable due from Petrodelta.

Petroandina has the right to any dividends paid by Harvest Holding after December 16, 2013 that would attach with respect to its current 29 percent interest regardless of whether the dividends are paid in connection with dividends paid by Petrodelta that are declared before, on or after the date of the Share Purchase Agreement (“SPA”) dated December 16, 2013 between Harvest, HNR Energia, Petroandina and Pluspetrol and regardless of the record date therefor.  Petrodelta did not declare or pay any dividends during this period.

Petrodelta 2015 Capital Budget

The CVP proposed 2015 budget for Petrodelta is for $265.2 million in capital expenditures. Since Petrodelta has had insufficient monetary support and contractual adherence by PDVSA, it is possible that PDVSA will not provide the support required to execute Petrodelta’s proposed 2015 budget. Should PDVSA continue in its insufficient monetary support and contractual adherence of Petrodelta, underinvestment in the development plan may lead to continued under-performance. This budget proposal has not yet been reviewed or approved by Petrodelta’s board.

Location and Geology

Uracoa Field

At December 31, 2014, there were 66 (compared to 76 at December 31, 2013) oil and natural gas producing wells and seven (compared to seven at December 31, 2013) water injection wells in the field. The current production facility has capacity to handle 30 thousand barrels (“MBbls”) of oil per day, 130 MBbls of water per day, and storage of up to 75 MBbls of crude oil. The oil produced from Uracoa is blended with the oil produced from Tucupita, Bombal and Isleño fields then transported through a 25-mile oil pipeline from the Uracoa plant facilities UM-2 to PDVSA’s EPT-1 storage and fiscalization facility. Substantially all natural gas currently being delivered by Petrodelta is produced from the Uracoa field and is delivered to PDVSA through a 64-mile pipeline to Mamo gas station and PDVSA Gas network.

Tucupita Field

At December 31, 2014, there were 17 (compared to 19 at December 31, 2013) oil producing wells and five (compared to five at December 31, 2013) water injection wells in the field. The Tucupita production facility has a capacity to process 30 MBbls of oil per day, 125 MBbls of water per day and storage for up to 60 MBbls of crude oil. The oil is transported through a 31-mile, 20-MBbls-of-oil-per-day pipeline from the Tucupita field to the Uracoa plant facilities UM-2. See “Uracoa Field” above.

Bombal Field

At December 31, 2014, there were four (compared to three at December 31, 2013) oil producing wells. The oil is transported through a five-mile, ten MBbls of oil per day pipeline from the Bombal field to the Uracoa plant facilities UM-2. See “Uracoa Field” above.

Isleño Field

The Isleño field was discovered in 1953. Seven oil appraisal wells were drilled by PDVSA prior to the field being contributed to Petrodelta. At December 31, 2014, there were eight (compared to three at December 31, 2013) oil producing wells in the field. The oil is transported through a pipeline to the Uracoa plant facilities UM-2. See “Uracoa Field” above. A 16-inch, 6.2-mile, 20-MBbls-per-day transfer line capacity was completed and is operational from the Isleño field to Uracoa to transport the oil produced.

Temblador Field

At December 31, 2014, there were 31 (compared to 28 at December 31, 2013) oil producing wells in the field, and eight (compared to eight at December 31, 2013) water injection wells in the field. The oil is transported through two pipelines: a 5.6-mile, 40-MBbls-of-oil-per-day trunkline from the TY-8 flow station (east end of the field) to the TY-23 flow station; and a 4.3-mile, 20 MBbls-of-oil-per-day gathering system from the west end of the field to the TY-23 flow station. The total crude oil is then delivered from the TY-23 flow station into PDVSA’s EPT-1 storage facility.

El Salto Field

At December 31, 2014, there were 23 (compared to 23 at December 31, 2013) oil producing wells and one (compared to one at December 31, 2013) water injection well in the El Salto field. The oil is transported through an 18.1-mile, 40-MBbls-of-oil-per-day pipeline to PDVSA’s EPM-1 storage facility.

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

Drilling and Development Activity

During the year ended December 31, 2014, Petrodelta drilled and completed 13 development wells. Petrodelta delivered approximately 15.6 MBls of oil and 3.0 billion cubic feet (“Bcf”) of natural gas, averaging 43,994 BOE per day during the year ended December 31, 2014.

During the year ended December 31, 2013, Petrodelta drilled and completed 13 development wells. Petrodelta delivered approximately 14.5 MBls of oil and 2.6 Bcf of natural gas, averaging 41,014 BOE per day during the year ended December 31, 2013. During the year ended December 31, 2012, Petrodelta drilled and completed 12 development wells, delivered approximately 13.2 MBls of oil and 2.2 Bcf of natural gas, averaging 36,979 BOE per day during the year ended December 31, 2012.

Currently, Petrodelta is operating six drilling rigs and one workover rig and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields.

Risk Factors

We face significant risks in holding a minority investment in Petrodelta. These risks and other risk factors are discussed in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2014, the Company changed its accounting for its investment in Petrodelta from the equity interest method to the cost method.

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

Drilling and Development Activity

During 2011, we drilled our first exploratory well, Dussafu Ruche Marin-1 (“DRM-1”), and two appraisal sidetracks. DRM-1 and sidetracks discovered oil of approximately 149 feet of pay within the Gamba and Middle Dentale Formations. DRM-1 and the sidetracks are currently suspended pending further exploration and development activities.

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

The first appraisal sidetrack of DTM-1 (“DTM-1ST1”) was spud in January 12, 2013. DTM-1ST1 was drilled to a total depth of 11,385 feet in the Dentale Formation, approximately 1,800 feet from DTM-1 wellbore and found 65 feet of pay in the primary Dentale reservoir. Several other stacked sands with oil shows were encountered; however, due to a stuck downhole tool, logging operations were terminated before pressure data could be collected to confirm connectivity. The downhole tool was retrieved and the DTM-1 and DTM-1ST1 were suspended for future re-entry.

 We have met all funding commitments for the third exploration phase of the Dussafu PSC.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Contractual Obligations.

Operational activities during the 2014 included additional evaluation of development alternatives, preparation and a formal remittance of a field development plan along with continued processing of 3D seismic acquired in 2013.  On March 26, 2014, the joint venture partners approved a resolution that the discovered fields are commercial to exploit.  On June 4, 2014, a Declaration of Commerciality (“DOC”) was signed with Gabon pertaining to the four discoveries on the Dussafu Project offshore Gabon.  Furthermore, on July 17, 2014, the Direction Generale Des Hydrocarbures (“DGH”) awarded an Exclusive Exploitation Authorization (“EEA”) for the development and exploitation of certain oil discoveries on the Dussafu Project and on October 10, 2014, the field development plan was approved. The Company is required to begin initial production within four years of the EEA approval.

Central/inboard 3D seismic data acquired in 2011 has been processed and interpreted to review prospectivity. We have begun processing data from the 1,260 Sq Km of 3D seismic survey performed during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block where significant pre-salt prospectivity has been recognized on 2D seismic data. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and is expected to enhance the placement of future development wells in the Ruche and Tortue development program as well as provide improved assessment of the numerous undrilled structures already identified on older 2D seismic surveys.

The Company is considering its option to develop, sell or farm down the Dussafu Project in order to obtain the maximum value from the asset, while maintaining the required liquidity to continue our current operations.

In December 2014, we also impaired the carrying value of our property in Gabon by $50.3 million.  We recorded this impairment based on a qualitative analysis which considered our current liquidity needs, the recent decrease in oil and gas prices, the marketability of our property and the limited time we have to develop this project.

Budong-Budong, Onshore Indonesia

General

In December 2007, Harvest entered into a farm-out agreement with a partner to acquire a 47 percent equity interest in the Budong-Budong Production Sharing Contract (“Budong PSC”). During 2010 and 2011 certain options within the Budong PSC were exercised by Harvest that increased its participating equity interest to 64.4 percent.

During 2011 two exploratory wells were spud and drilled.  Both wells were plugged and abandoned, due to either safety concerns or lack of commercially viable oil and gas reserves.

On December 5, 2012, we entered into a third farm-out agreement with our partner to acquire an additional 7.1 percent equity interest and to become operator of the Budong PSC.  Closing of this agreement increased our participating equity interest to 71.5 percent. The consideration for the additional 7.1 percent equity interest was for Harvest to fund 100 percent of the costs of the first exploration well under a four-year extension to the Budong PSC that was granted in January 2013.  In the instance that this well was not drilled within 18 months of the date of the Government of Indonesia’s approval to this transaction (by October 9, 2014), our partner would have the right to give notice that the consideration be paid in cash.  The value of this obligation was calculated to be $3.2 million.

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

In parallel with the activities to find a prospective buyer, we approached our partner with a proposal for them to acquire Harvest’s participating interest and operatorship in the joint venture and Budong PSC. This was reviewed by their senior management and declined.  In June 2014, Harvest and our partner adopted a resolution to terminate the Budong PSC; therefore no further drilling will occur.  Harvest advised the Indonesian government of this decision on June 4, 2014, and is now in the process of finalizing the relinquishment of the interest.  As a result of these decisions, Harvest accrued a $3.2 million liability as of June 30, 2014 related to the December 5, 2012 farm-out agreement discussed above, thereby creating a total impairment expense of $7.7 million in the year ended December 31, 2014.  Harvest paid this $3.2 million liability in October 2014.

Harvest has elected an early adoption of FASB Accounting Standards Update No. 2014-08, which amended ASC 360 with regards to the definition of discontinued operations, and has determined that the above actions surrounding the Budong PSC do not qualify as discontinued operations and therefore has accounted for all 2014, 2013 and 2012 financial activity within current operations.

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

On July 2, 2014, we completed the sale of our rights under the petroleum contract with CNOOC for the WAB-21 area for net proceeds of $2.9 million and recorded that amount as a gain of sale of oil and gas properties.

Colombia-Discontinued Operations

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

For both blocks, phase one of the contract began on December 15, 2012 and expires on December 15, 2015. The minimum work commitments for phase one of VSM14 included three exploration wells and the acquisition of 70 kilometers of 2D seismic information. The minimum work commitment for phase one of VSM15 included one exploration well, the acquisition of 65 kilometers of 2D seismic information, reprocessing of 70 kilometers of 2D seismic information and the acquisition of 91 square kilometers of 3D seismic information.

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

We received notices of default from our partners for failing to comply with certain terms of the farm-out agreements for Block VSM14 and Block VSM15, followed by notices of termination on November 27, 2013. As discussed further in Item 3. Legal Proceedings, our partners have filed for arbitration of claims related to these agreements. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013, which included an accrual of $2.0 million related to this matter.  On December 14, 2014 we settled all arbitration claims for a payment of $2.0 million and the arbitration was dismissed. We are in the process of closing and exiting our Colombia venture. As we no longer have any interests in Colombia, we reflected the results in discontinued operations.

Block 64 EPSA, Oman-Discontinued Operations

In 2009, we signed an Exploration and Production Sharing Agreement (“EPSA”) with Oman for Block 64 EPSA. We had an 80 percent working interest and our partner, Oman Oil Company, had a 20 percent carried interest in Block 64 EPSA during the initial period.

The first phase of Block 64 EPSA had a minimum work obligation of $22.0 million to reprocess 375 square kilometers of 3-D seismic and drill two exploration wells to penetrate and evaluate at least the potential objectives of the Haima Supergroup. In 2011, two exploratory wells were drilled, Mafraq South-1 (“MFS-1”) and Al Ghubar North-1 (“AGN-1”). Both wells were plugged and abandoned in the fourth quarter of 2011 and first quarter of 2012. Operational activities during 2012 included post-well evaluation and review of geological and geophysical data obtained from the drilling of the MFS-1 and AGN-1 wells.

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

Production, Prices and Lifting Cost Summary

In the following table we have set forth, for Venezuela, our net production, average sales prices and average operating expenses for the years ended December 31, 2014,  2013 and 2012. The presentation for Venezuela shows our net ownership interest in Petrodelta which was 32 percent through December 15, 2013 and 20.4 percent thereafter.

	Year Ended December 31,
	2014	2013	2012
Venezuela
Crude Oil Production (MBbls) (b)	2,116	3,052	2,810
Natural Gas Production (MMcf) (a)(c)	405	547	463
Average Crude Oil Sales Price ($ per Bbl) (e)	$86.33	$91.22	$95.91
Average Natural Gas Sales Price ($ per Mcf)	$1.54	$1.54	$1.54
Average Operating Expenses and Workovers ($ per BOE) (d)	$19.79	$11.41	$10.22

(a)

Royalty-in-kind paid on gas used as fuel by Petrodelta net to our ownership interest (32% through December 15, 2013 and 20.4% thereafter) was 3,416 MMcf for 2014  (6,412 MMcf for 2013,  4,256 MMcf for 2012).

(b)

Crude oil sales net to our ownership interest (32% through December 15, 2013 and 20.4% thereafter) after deduction of royalty. Crude oil sales for Petrodelta at 100 percent were 15,561 MBbls for 2014  (14,538 MBbls for 2013,  13,172 MBbls for 2012).

(c)

Natural gas sales net to our ownership interest (32% through December 15, 2013 and 20.4% thereafter) after deduction of royalty. Natural gas sales for Petrodelta at 100 percent were 2,981 MMcf for 2014  (2,593 MMcf for 2013,  2,171 MMcf for 2012).

(d)

Petrodelta is not subject to ad valorem or severance taxes. Average operating expenses per BOE net of royalties and workovers were $27.04 for 2014  ($14.19 per BOE for 2013,  $13.41 per BOE for 2012).  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Years Ended December 31, 2014 and 2013, Earnings from Investment Affiliate.

(e)

Includes additional pricing adjustments related to the approved El Salto contract of $60.4 million for previous years that were invoiced in 2014.  Excluding these pricing adjustments, the average crude oil sales price for 2014 was $82.45.

Drilling and Undeveloped Acreage

For acquisitions of leases, development and exploratory drilling, we spent approximately (excluding our share of capital expenditures incurred by investment affiliate) $4.4 million in 2014 ($43.9 million in 2013,  $23.6 million in 2012). These numbers do not include any costs for the development of proved undeveloped reserves in 2014,  2013 or 2012.

We have participated in the drilling of wells as follows:

	Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled Productive:
Venezuela (Petrodelta)
Development	13	2.7	13	2.7	12	3.8
Gabon
Exploration	—	—	1	0.7	—	—
Wells Drilled Dry:
Oman-Discontinued Operations
Exploration	—	—	—	—	1	0.8
Producing Wells (1):
Venezuela (Petrodelta)
Crude Oil	170	34.7	173	35.0	152	48.6

(1)	The information related to producing wells reflects wells we drilled, wells we participated in drilling and producing wells we acquired.

	Year Ended December 31,
	2014	2013	2012
Average Depth of Wells (Feet) Drilled
Venezuela (Petrodelta)
Crude Oil	6,881	7,979	7,905
Gabon
Crude Oil	—	11,260	—
Oman-Discontinued Operations
Natural Gas	—	—	10,482

In Gabon, following the success in both the pre-salt Gamba and Dentale reservoirs in the two Harvest exploration wells, a new seismic survey commenced in October 2013 and we received the first high quality seismic products during the second quarter of 2014 and interpretation was completed in early 2015. The new 3D seismic data was extended over the two Harvest discoveries and should also enhance the placement of future development wells in the Ruche and Tortue development program. We continue to evaluate our prospects, but we have not drilled any additional wells.

All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not directly operate any drilling equipment.

Acreage

The following table summarizes the developed and undeveloped acreage that we own, lease or hold under concession as of December 31, 2014:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Venezuela – Petrodelta	28,460	5,806	218,653	44,605
Gabon	—	—	685,470	456,982
Total	28,460	5,806	904,123	501,587

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

Employees

At December 31, 2014, full-time employees in our various offices were: Houston - 16; Caracas - 10; and Singapore - 4.  We augment our employees from time to time with independent consultants, as required.

Item 1A.  Risk Factors

In addition to other information set forth elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered when evaluating us.

Risks Related to Our Business

Our financial condition raises substantial doubt as to our ability to continue as a going concern. The Company has not generated revenue and has incurred recurring losses as well as negative cash flow from operations that give rise to this concern. Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our cash position and limited ability to access additional capital may limit our growth opportunities. We have no recurring cash flows, and our available cash may not be sufficient to meet capital and operational commitments for the next twelve months. Our future cash position is impacted by farm-out, or possible sale or otherwise monetization of assets as necessary to maintain the liquidity required to run our operations and capital spending requirements. These factors could have a material adverse effect on our financial condition and liquidity and may limit our ability to grow through the acquisition or exploration of additional oil and gas properties and projects.

During 2014 we have impaired the carrying value of our investment in Petrodelta and our offshore project in Gabon and may need to record additional impairments in the future.  The Company was not able to complete the sale of the second tranche of its investment in Petrodelta and terminated the SPA.  Due to our liquidity needs we have not been able to commit to the development of our property in Gabon.    If oil prices do not improve, if the economic environment in Venezuela does not improve, and we cannot obtain the capital to develop Gabon within the development period we may be required to record additional impairments relating to these assets.

Our cash position and limited ability to access additional capital may limit our growth and development opportunities.  We have no recurring cash flows, and our available cash may not be sufficient to meet capital and operational commitments for the next twelve months.  Our future cash flow position will be impacted by farm-out, or possible sale or otherwise monetization of our asset in Gabon as necessary to maintain the liquidity required to run our operations and capital spending requirements.   These factors could have a material adverse effect on our financial condition and liquidity and may limit our ability to grow through acquisition or exploration of additional oil and gas properties and projects.

The capital required to develop our Gabon asset currently exceeds the Company’s ability to finance such development and we may have to farm-out or consider an outright sale of the asset.   Our ability to secure financing is currently limited and there may be factors beyond our control, which might hinder the marketability of this asset.

Our common stock may not remain listed for trading on the NYSE.  The NYSE has established certain quantitative and qualitative standards that companies must meet in order to remain listed for trading on these markets.  We may not be able to maintain necessary requirements for listing; therefore, our common stock may not remain listed for trading on the NYSE or any similar market.  On February 13, 2015, the Company received notification from the NYSE that the Company had fallen below the NYSE's continued listing standards, which require a minimum average closing price of $1.00 per share over 30 consecutive trading days.    Under the NYSE's rules, Harvest has a period of six months from the date of the NYSE notice to bring its share price and 30 trading-day average share price back above $1.00.  During this period, Harvest's common stock will continue to be traded on the NYSE, subject to the Company's compliance with other NYSE continued listing requirements.  As required by the NYSE, in order to maintain its listing, Harvest has notified the NYSE that it intends to cure the price deficiency.     If we are unable to cure the deficiency, the NYSE could delist our common stock and we may seek to be listed on an alternative exchange.

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

We may not be able to meet certain contractual funding requirements. We may add a significant global exploration component to diversify our overall portfolio. As a result, we may be required to post performance bonds in support of a work program or the work program may include minimum funding requirements to keep the contract. We may not have the funds available to meet the minimum funding requirements when they come due and be required to forfeit the contracts.

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

We hold a minority investment in Petrodelta. We are no longer able to exercise significant influence as a minority investor in Petrodelta and our control of Petrodelta is limited to our rights under the Conversion Contract and its annexes and Petrodelta’s charter and bylaws. As a result, our ability to implement or influence Petrodelta’s business plan, assure quality control, and set the timing and pace of development may be adversely affected. In addition, the majority partner, CVP, has initiated and undertaken numerous unilateral decisions that can impact our minority investment.

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

An increase in oil prices could result in increased tax liability in Venezuela affecting Petrodelta’s operations and profitability, which in turn could affect our dividends and profitability. Prices for oil fluctuate widely. In April 2011, the Venezuelan government published the Windfall Profits Tax which establishes a special contribution for extraordinary prices to the Venezuelan government of 20 percent to be applied to the difference between the price fixed by the Venezuela budget for the relevant fiscal year (set at $60 per barrel for 2014) and $80 per barrel. The Windfall Profits Tax also establishes a special contribution for exorbitant prices to the Venezuelan government of (1) 80 percent when the average price of the Venezuelan Export Basket (“VEB”) exceeds $80 per barrel but is less than $100 per barrel; (2) 90 percent when the average price of the VEB exceeds $100 per barrel but is less than $110 per barrel; and (3) 95 percent when the average price of the VEB exceeds $110 per barrel. Any increase in the taxes payable by Petrodelta, including the Windfall Profits Tax, as a result of increased oil prices will reduce cash available for dividends to us and our partner, CVP.

The total capital required for development of Petrodelta’s assets may exceed the ability of Petrodelta to finance such developments. Petrodelta’s ability to fully develop the fields in Venezuela will require a significant investment. Petrodelta’s future capital requirements for the development of its assets may exceed the cash available from existing cash flow. Petrodelta’s ability to secure financing is currently limited and uncertain, and has been, and may be, affected by numerous factors beyond its control, including the risks associated with operating in Venezuela. Because of this financial risk, Petrodelta may not be able to secure either the equity or debt financing necessary to meet its future cash needs for investment, which may limit its ability to fully develop the properties, cause delays with their development or require early divestment of all or a portion of those projects. This could negatively impact our minority investment. If we are called upon to fund our share of Petrodelta’s operations, our failure to do so could be considered a default under the Conversion Contract and cause the forfeiture of some or all our shares in Petrodelta. In addition, CVP may be unable or unwilling to fund its share of capital requirements and our ability to require them to do so is limited. Should PDVSA continue in insufficient monetary support and contractual adherence of Petrodelta, underinvestment in the development plan may lead to continued under-performance.

The legal or fiscal framework for Petrodelta may change and the Venezuelan government may not honor its commitments. While we believe that the Conversion Contract and Petrodelta provide a basis for a more durable arrangement in Venezuela, the value of the investment necessarily depends upon the Venezuelan government’s maintenance of legal, currency, tax, royalty and contractual stability. Our experiences in Venezuela demonstrate that such stability cannot be assured. While we have and will continue to take measures to mitigate our risks, no assurance can be provided that we will be successful in doing so or that events beyond our control will not adversely affect the value of our minority investment in Petrodelta.

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

Our future operations and our investment in Petrodelta are subject to numerous risks of oil and natural gas drilling and production activities. Oil and natural gas exploration and development drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and natural gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

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

Our future operations and our development, sale or farm-outs in Gabon are subject to numerous risks of oil and natural gas drilling and production activities. Oil and natural gas exploration and development drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and natural gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

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

We operate in international jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act 2010, which is broader in scope than the FCPA, generally prohibit companies and their intermediaries from making improper payments to government and other officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. Despite our training and compliance programs, we cannot be assured that our internal control policies and procedures will always protect us from acts of corruption committed by our employees or agents. Any additional expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

The oil and gas business involves many operating risks that can cause substantial losses, and insurance may not protect us against all of these risks. We are not insured against all risks. Our oil and gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and gas, including the risk of:

•	fires and explosions;
•	blow-outs;
•	uncontrollable or unknown flows of oil, gas, formation water or drilling fluids;
•	adverse weather conditions or natural disasters;
•	pipe or cement failures and casing collapses;
•	pipeline ruptures;
•	discharges of toxic gases;
•	buildup of naturally occurring radioactive materials; and
•	vandalism.

If any of these events occur, we could incur substantial losses as a result of:

•	injury or loss of life;
•	severe damage or destruction of property and equipment, and oil and gas reservoirs;
•	pollution and other environmental damage;
•	investigatory and clean-up responsibilities;
•	regulatory investigation and penalties;
•	suspension of our operations; and
•	repairs to resume operations.

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

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls. The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber-attacks. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have a regional office in Singapore and a field office in Port Gentil, Gabon to support field operations in those areas. The Singapore office lease expires March 31, 2015 and we expect the office will close at that time.  At December 31, 2014, we had the following lease commitments for office space:

Location	Date Lease Signed	Term	Annual Expense
Houston, Texas	December 2014	2.8 years	81,100
Singapore	October 2012	2.3 years	102,000

See Item 1. Business, Operations for a description of our oil and gas properties.

Item  3.  Legal Proceedings

On January 15, 2015, HNR Finance and Harvest Vinccler S.C.A submitted a Request for Arbitration against the Government of Venezuela before the International Centre for Settlement of Investment Disputes ("ICSID") regarding HNR Finance's interest in Petrodelta.  The Request for Arbitration set forth numerous claims, including (a) the failure of the Venezuelan government to approve the Company’s negotiated sale of its 51percent interest in Petrodelta to Petroandina on any reasonable grounds in 2013-2014, resulting in the termination of the Petroandina Purchase Agreement (see "Background" above); (b) the failure of the Venezuelan government to approve the Company’s previously negotiated sale of its interest in Petrodelta to PT Pertamina (Persero) on any reasonable grounds in 2012-2013, resulting in the termination of a purchase agreement entered into between HNR Energia and PT Pertamina (Persero); (c) the failure of the Venezuelan government to allow Petrodelta to pay approved and declared dividends for 2009; (d) the failure of the Venezuelan government to allow Petrodelta to approve and declare dividends since 2010, in violation of Petrodelta’s bylaws and despite Petrodelta’s positive financial results between 2010 and 2013; (e) the denial of Petrodelta’s right to fully explore the reserves within its designated areas; (f) the failure of the Venezuelan government to pay Petrodelta for all hydrocarbons sales since Petrodelta’s incorporation, recording them instead as an ongoing balance in the accounts of Petroleos de Venezuela S.A. ("PDVSA"), the Venezuelan government-owned oil company that controls Venezuela’s 60 percent interest in Petrodelta, and as a result disregarding Petrodelta’s managerial and financial autonomy; (g) the failure of the Venezuelan government to pay Petrodelta in US dollars for the hydrocarbons sold to PDVSA, as required under the mixed company contract; (h) interference with Petrodelta’s operations, including PDVSA’s insistence that PDVSA and its affiliates act as a supplier of materials and equipment and provider of services to Petrodelta; (i) interference with Petrodelta’s financial management, including the use of low exchange rates (Bolivars/U.S. Dollars) to the detriment of the Company and to the benefit of the Venezuelan government, PDVSA and its affiliates, and (j) the forced migration of the Company’s investment in Venezuela from an operating services agreement to a mixed company structure in 2007.

On January 26, 2015, Petroandina filed a complaint for breach of contract against the Company and its subsidiary HNR Energia in Delaware court.  The complaint states that HNR Energia breached provisions of the Shareholders Agreement between Petroandina and HNR Energia, which provisions require HNR Energia to provide advance notice of, and deposit $5 million into an escrow account, before bringing any claim against the Venezuelan government. Under those provisions, if Petroandina so requests, an appraisal of Petroandina's 29 percent interest in Harvest Holdings must be performed, and Petroandina has the right to require HNR Energia to purchase that 29 percent interest at the appraised value.  Petroandina's claim requests that, among other things, the court (a) declare that HNR Energia has breached the Shareholders' Agreement by submitting the Request for Arbitration against the Venezuelan government on January 15, 2015 (which Request for Arbitration was subsequently withdrawn without prejudice); (b) declare that the Company has breached its guaranty of HNR Energia's obligations under the Shareholders' Agreement; (c) direct the Company and

HNR Energia to refrain from prosecuting any legal proceeding against the Venezuelan government (including the previously filed Request for Arbitration) until such time as they have complied with the relevant provisions of the Shareholders' Agreement; (d) award Petroandina costs and fees related to the lawsuit; and (e) award Petroandina such other relief as the court deems just and proper.

On January 28, 2015, the Delaware court issued an injunction ordering the Company and HNR Energia to withdraw the Request for Arbitration and not take any action to pursue its claims against Venezuela until Harvest and HNR Energia have complied with the provisions of the Shareholders’ Agreement or otherwise reached an agreement with Petroandina.  Accordingly, on January 28, 2015, HNR Finance B.V. and Harvest Vinccler S.C.A., withdrew without prejudice the Request for Arbitration. In the Delaware proceeding, the Company and HNR Energia have until May 25, 2015 to respond to Petroandina’s complaint.

On February 27, 2015, Harvest (US) Holdings, Inc. (“Harvest US”), a wholly owned subsidiary of Harvest, Branta, LLC and Branta Exploration & Production Company, LLC (together, “Branta,” and together with Harvest US, “Plaintiffs”) filed a complaint against Newfield Production Company (“Newfield”) in the United States District Court for the District of Colorado.  Plaintiffs previously sold oil and natural gas assets located in Utah’s Uinta Basin to Newfield pursuant to two Purchase and Sale Agreements, each dated March 21, 2011.  In the complaint, Plaintiffs allege that, prior to the sale, Newfield breached separate confidentiality agreements with Harvest US and Branta by discussing the auction of the assets with a potential bidder for the assets, which caused the potential bidder not to participate in the auction and resulted in a depressed sales price for the assets.  The complaint seeks damages and fees for breach of contract, violation of the Colorado Antitrust Act, violation of the Sherman Antitrust Act and tortious interference with a prospective business advantage.

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States Court of Appeals for the Fifth Circuit. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief in federal district court in Houston, Texas, relating to the Company’s interest in the WAB-21 area of the South China Sea.  The complaint was later amended, with some plaintiffs dropping out of the suit, and additional individuals, also alleged to be citizens of Taiwan, joining as plaintiffs.  In total, there were 141 plaintiffs.  These plaintiffs alleged in the operative complaint that the WAB-21 area belongs to the people of Taiwan and sought damages in excess of $2.0 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, the WAB-21 area.  The Company filed a motion to dismiss the suit, which was granted by the district court in August 2014.  The plaintiffs appealed the dismissal.  The appeal has been fully briefed and is awaiting decision by the appellate court.  The Company intends to continue to vigorously defend these allegations.

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

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 drilling site. The claim asserted that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS, Indonesia’s oil and gas regulatory authority. The claimant has been seeking compensation of 16 billion Indonesia Rupiah (approximately $1.4 million, $1.0 million net to our 71.61 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. On March 8, 2013, the District Court of Jakarta ruled to dismiss the claim because the claim had not been filed against the proper parties to the claim. On March 19, 2013, the claimant filed an appeal against the judgment. On September 16, 2014, the High Court of Jakarta upheld the judgment of the District Court of Jakarta. The claimant did not file an appeal and the case has been terminated.

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

Robert C. Bonnet and Bobby Bonnet Land Services vs. Harvest (US) Holdings, Inc., Branta Exploration & Production, LLC, Ute Energy LLC, Cameron Cuch, Paula Black, Johnna Blackhair, and Elton Blackhair in the United States District Court for the District of Utah. This suit was served in April 2010 on Harvest and Elton Blackhair, a Harvest employee, alleging that the defendants, among other things, intentionally interfered with plaintiffs’ employment agreement with the Ute Indian Tribe – Energy & Minerals Department and intentionally interfered with plaintiffs’ prospective economic relationships. Plaintiffs seek actual damages, punitive damages, costs and attorney’s fees. The court administratively closed the case in 2013. The case was reopened in 2014 as a result of the Circuit Court of Appeals’ ruling. We dispute Plaintiffs’ claims and plan to vigorously defend against them.

Uracoa Municipality Tax Assessments. Harvest Vinccler, a subsidiary of Harvest Holding, has received nine assessments from a tax inspector for the Uracoa municipality in which part of the Uracoa, Tucupita and Bombal fields are located as follows:

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

We received notices of default from our partners in Colombia for failing to comply with certain terms of the farm-out agreements for Block VSM14 and Block VSM15, followed by notices of termination on November 27, 2013. Our Colombian partners filed for arbitration of claims related to these agreements. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013 which included an accrual of $2.0 million related to this matter.  On December 14, 2014 we settled all arbitration claims for a payment of $2.0 million and the arbitration was dismissed. As we no longer have any interests in Colombia, we reflected the results in discontinued operations.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such incidental litigation that will have a material adverse effect on our financial condition, results of operations and cash flows.

Item  4.  Mine Safety Disclosures

Not applicable.

PART II

Item  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Policy

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HNR”. As of December 31, 2014, there were  42,747,567 shares of common stock outstanding, with approximately 403 stockholders of record. The following table sets forth the high and low sales prices for our common stock reported by the NYSE.

Year	Quarter	High	Low
2013	First quarter	10.25	3.38
	Second quarter	3.72	2.80
	Third quarter	5.25	3.44
	Fourth quarter	5.88	2.83

2014	First quarter	4.80	3.75
	Second quarter	5.30	3.51
	Third quarter	5.01	3.67
	Fourth quarter	3.97	1.68

On March 20, 2015, the last sales price for the common stock as reported by the NYSE was $0.44 per share.

Historically, our policy has been to retain earnings to support the growth of our business, and accordingly, our Board of Directors has never declared a cash dividend on our common stock. See Item 1 Business, Business Strategy for further discussion.

On February 13, 2015, the Company received notification from the NYSE that the Company had fallen below the NYSE's continued listing standards, which require a minimum average closing price of $1.00 per share over 30 consecutive trading days.    Under the NYSE's rules, Harvest has a period of six months from the date of the NYSE notice to bring its share price and 30 trading-day average share price back above $1.00.  During this period, Harvest's common stock will continue to be traded on the NYSE, subject to the Company's compliance with other NYSE continued listing requirements.  As required by the NYSE, in order to maintain its listing, Harvest has notified the NYSE that it intends to cure the price deficiency.  However, there can be no assurance that the Company will be able to do so.

Stock Performance Graph

The graph below shows the cumulative total stockholder return over the five-year period ending December 31, 2014, assuming an investment of $100 on December 31, 2009 in each of Harvest’s common stock, the Dow Jones U.S. Select Oil Exploration & Production Index and the S&P Composite 500 Stock Index.

This graph assumes that the value of the investment in Harvest stock and each index was $100 at December 31, 2009 and all dividends were reinvested.

Stock Performance Graph
$250
$200
$150
$100
$50
$-
2009
2010
2011
2012
2013
2014
Harvest Natural Resources
Dow Jones US E&P Index
S&P 500 Index

PLOT POINTS

(December 31 of each year)

	2009	2010	2011	2012	2013	2014
Harvest Natural Resources	$ 100	$ 230	$ 140	$ 171	$ 85	$ 34
Dow Jones US E&P Index	$ 100	$ 120	$ 116	$ 122	$ 160	$ 141
S&P 500 Index	$ 100	$ 115	$ 117	$ 136	$ 180	$ 205

Total Return Data provided by S&P’s Institutional Market Services, Dow Jones & Company, Inc. is composed of companies that are classified as domestic oil companies under Standard Industrial Classification codes (1300-1399, 2900-2949, 5170-5179 and 5980-5989). The Dow Jones US Select Oil Exploration & Production Index data is accessible for download at http://us.ishares.com/tools/index_tracker.htm under the Sector/Industry selection.

Item 6.  Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected consolidated financial data for each of the years in the five-year period ended December 31, 2014.

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(in thousands, except per share data)
Operating loss	$(449,605)	$(45,436)	$(38,826)	$(77,155)	$(32,774)
Earnings from Investment Affiliates	34,949	72,578	67,769	73,451	66,291
Income (loss) from continuing operations (1)	(192,936)	(83,946)	2,199	(30,285)	12,615
Net income (loss) attributable to Harvest	(193,490)	(89,096)	(12,211)	55,960	14,375
Net income (loss) from continuing operations attributable to Harvest per common share:
Basic (1)	$(4.59)	$(2.12)	$0.06	$(0.89)	$0.38
Diluted (1)	$(4.59)	$(2.12)	$0.06	$(0.89)	$0.34

Weighted average common shares outstanding
Basic	42,039	39,579	37,424	34,117	33,541
Diluted	42,039	39,579	37,591	34,117	36,767

(1) Net of net income attributable to noncontrolling interests.
	As of December 31,
	2014	2013	2012	2011	2010

	(in thousands)
Balance Sheet Data:
Total assets	$228,046	$734,880	$596,837	$507,203	$484,622
Long-term debt, net of current maturities	—	—	74,839	31,535	78,291
Total stockholders’ equity (1)	113,726	302,630	379,337	355,691	291,727

(1) No cash dividends were declared or paid during the periods presented.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

We had a net loss attributable to Harvest of $193.5 million, or $4.60 per diluted share, for the year ended December 31, 2014 compared to a net loss attributable to Harvest of $89.1 million, or $2.25 per diluted share, for the year ended December 31, 2013. Net loss attributable to Harvest for the year ended December 31, 2014 includes $6.3 million of exploration expense, $58.0 million of impairment expense – unproved property costs, impairment expense – investment affiliate $355.7 million,  $1.6 million of loss on sale of interest in affiliate, $2.9 million of gain on sale of oil and gas properties,  $2.0 million of gain on warrant derivatives, $4.7 million loss on extinguishment of debt, $58.3 million of income tax benefit, net equity income from Petrodelta’s operations of $34.9 million and a loss from discontinued operations of $0.6 million. Net loss attributable to Harvest for the year ended December 31, 2013 includes $15.2 million of exploration expense, $0.6 million of impairment expense, $23.0 million of loss on sale of interest in affiliate, $3.5 million of gain on warrant derivative, $4.5 million of interest expense, $1.8 million in other non-operating expenses, $73.1 million of income tax expense (including $89.9 million of accrued income tax expense related to previously unrecognized income tax on undistributed earnings for foreign subsidiaries), equity income from Petrodelta’s operations of $72.6 million and a loss from discontinued operations of $5.2 million.

Petrodelta

See Item 1. Business, Operations, Petrodelta.

The Company had a 32 percent effective interest in Petrodelta and accounted for its interest under the equity method until December 16, 2013 when we sold a portion of its interest to Petroandina which reduced our effective interest to 20.4 percent.  Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method.  We ceased recording earnings from Petrodelta in the second quarter due to the expected sales price of the second tranche purchase agreement approximating the recorded value of our investment in Petrodelta.  Based on numerous actions of the controlling partner, CVP, owned and controlled by the government of Venezuela, we have determined that we no longer have a significant degree of influence.  As a result of these conditions, we began reporting the results of our operations in Venezuela using the cost method of accounting effective December 31, 2014.  As a result of the termination of the purchase agreement and our review of the value of our investment in Petrodelta, we recorded a one-time impairment charge of $355.7 million in the fourth quarter of 2014.

Petrodelta’s shareholders intend that the company be self-funding and rely on internally-generated cash flow to fund operations. Petrodelta’s 2014 approved capital budget was $518.8 million and included a drilling program to use six drilling rigs for both development and appraisal wells to maintain production capacity. Actual capital expenditures were $430.6 million in 2014 or 83.0 percent of the approved budget.

Petrodelta began 2014 with six drilling rigs and one workover rig and projects in progress to enhance the infrastructure in the El Salto and Temblador fields.  Currently, Petrodelta is operating six drilling rigs and one workover rig and is continuing the construction on the infrastructure enhancements in the El Salto and Temblador fields. Construction of a pipeline between the Isleño field and the main production facility at Uracoa was completed in March 2013.

During the year ended December 31, 2014, Petrodelta drilled and completed 13 development wells compared to 13 development wells in the year ended December 31, 2013. Petrodelta delivered approximately 15.6 MBls of oil and 3.0 Bcf of natural gas, averaging 43,994 BOE per day during the year ended December 31, 2014 compared to deliveries of 14.5 MBls of oil and 2.6 Bcf of natural gas, averaging 41,014 BOE per day during the year ended December 31, 2013.

Petrodelta’s proved reserves, net to our 20.4 percent interest, are 16.7 MMBOE at December 31, 2014. Petrodelta’s probable reserves, net to our 20.4 percent interest, are 39.0 MMBOE at December 31, 2014. Petrodelta’s possible reserves, net to our 20.4 percent interest, are 53.6 MMBOE. Proved plus probable reserves at 55.7 MMBOE, a 10 percent reduction from last year. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Reserves for a definition of proved, probable and possible reserves and a discussion of the uncertainty related to such reserve estimates.

Certain operating statistics for the years ended December 31, 2014,  2013 and 2012 for the fields operated by Petrodelta are set forth below. This information is provided at 100 percent.

	Year Ended December 31,
	2014	2013	2012
Thousand barrels of oil sold	15,561	14,538	13,172
Million cubic feet of gas sold	2,981	2,593	2,171
Total thousand barrels of oil equivalent ("BOE")	16,058	14,970	13,534
Average BOE per day	43,994	41,014	36,979
Average price per barrel (b)	$86.33	$91.22	$95.91
Average price per thousand cubic feet	$1.54	$1.54	$1.54
Operating costs (inclusive of U.S. GAAP adjustment) (thousands) (a)	$289,521	$141,627	$121,023
Capital expenditures (thousands)	$430,629	$269,239	$184,202

(a)

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Years Ended December 31, 2014 and 2013, Equity in Earnings Investment Affiliate and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Years Ended December 31, 2013 and 2012, Equity in Earnings from Investment Affiliate

(b)

Includes additional pricing adjustments related to the approved El Salto contract of $60.4 million for previous years that were invoiced in 2014.  Excluding these pricing adjustments, the average crude oil sales price for 2014 was $82.45.

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

Beginning in October 2011, Ministry of the People’s Power for Petroleum and Mining (“MENPET”)  determined that Petrodelta’s production flowing through the COMOR transfer point which comes from the El Salto field was a heavier type of crude, Boscan. The official pricing formula applied to Boscan by MENPET is used for the sales of Petrodelta crude oil with quality close to 10 degrees API to represent actual quality delivered. PPSA and Petrodelta are in the process of amending the contract to provide pricing under the Boscan pricing formulas. As of December 31, 2014,  $1,207.2 million ($756.7 million as of December 31, 2013) for El Salto remained uninvoiced to PPSA pending execution of the amendment.  The amendment was signed in November 2014 and during the first quarter of 2015, Petrodelta completed billing PPSA for invoices for deliveries through November 2014.

Payments to Contractors

In Item 1A. Risk Factors, we discussed that PDVSA’s failure to timely pay contractors, including Petrodelta, was having an adverse effect on Petrodelta. We have advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations and seismic interpretation, and employee salaries and related benefits for Harvest employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. We are considered a contractor to Petrodelta, and as such, we are also experiencing the slow payment of invoices. As of December 31, 2014, we had $1.6 million outstanding for unpaid advances to Petrodelta for continuing operations costs. Although payment is slow, payments continue to be received. Petrodelta and Petrodelta’s board have not indicated that the advances are not payable, nor that they will not be paid. During 2014 we received $0.2 million in payments.  At December 31, 2014, Harvest elected to fully reserve the receivable of $1.6 million as a part of the valuation of our investment in Petrodelta.

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

In the past, there has been insufficient monetary support and contractual adherence by PDVSA, and it is possible that PDVSA will not provide the support required to execute Petrodelta’s proposed 2015 budget. Should PDVSA continue in insufficient monetary support and contractual adherence of Petrodelta, underinvestment in the development plan may lead to continued under-performance. The 2015 budget proposal has not been reviewed by Petrodelta’s board yet.

Windfall Profits Tax

In April 2011, the Venezuelan government published in the Official Gazette the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market (“Windfall Profits Tax”). In February 2013, the Venezuelan government published in the Official Gazette an amendment to the Windfall Profits Tax which established new levels for contribution to the Venezuelan government. Extraordinary prices are considered to be equal to or lower than $80 per barrel, and exorbitant prices are considered to be over $80 per barrel. See Item 15. Exhibits and Financial Statement Schedules, Notes to the Consolidated Financial Statements,  Note 6 – Investment in Affiliate for further discussion of the Windfall Profits Tax rates. Windfall Profits Tax is deductible for Venezuelan income tax purposes.

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

Royalty Cap

Royalties are paid at 33.33 percent with the 30 percent royalty paid in-kind and the 3.33 percent royalty paid in cash. The Windfall Profits Tax states that royalties paid to Venezuela are capped at $80 per barrel ($70 per barrel in 2012). The law does not specify whether the cap on royalties is applicable to in-cash, in-kind, or both. Per instructions received from PDVSA, Petrodelta reports royalties, whether paid in-cash or in-kind, at $80 per barrel (royalty barrels x $80). Per our interpretation of the Windfall Profits Tax law and as required under U.S. GAAP, the $80 cap on royalty barrels should only be applied to the 3.33 percent royalty which Petrodelta pays in cash. The revenues and royalties in Results of Operations, Earnings from Investment Affiliate, have been adjusted to report royalties paid in-kind at the oil price applicable for the period. While both methods of reporting result in the same amount being reported for net sales, our method results in prices per barrel of oil which are consistent with the prices expected under the Sales Contract. See Notes to Consolidated Financial Statements, Note 6 – Investment in Affiliate for further discussion of the amounts reported for royalties.

Sports Law

The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 23, 2011 and is effective beginning January 1, 2012. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law resulting in an overstatement of the liability. We have adjusted for the over-accrual of the Sports Law in the years ended December 31, 2014 and 2012 Earnings from Investment Affiliate. As of December 31, 2014, the cumulative amount of this adjustment is $1.3 million ($0.3 million net to our 20.4 percent interest).

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

As a result of legislation enacted in December 2013 and January and February of 2014, Venezuela now has a multiple exchange rate system. Most of Petrodelta’s transactions are subject to a fixed official exchange rate of 6.3. The Venezuelan government modified the currency exchange system whereby the official exchange rate of 6.3 Bolivars per USD would only apply to certain economic sectors related to purchases of “essential goods and services” while other sectors of the economy would be subject to a new exchange rate, SICAD I, determined by an auction process conducted by Venezuela's Complimentary System of Foreign Currency

Administration. Participation in the SICAD I mechanism is controlled by the Venezuelan government and is limited to certain companies that operate in designated economic sectors.  In March 2014, an additional currency exchange mechanism was established by the Venezuelan government that allows companies within other economic sectors to participate in an additional auction process (“SICAD II”). The financial information is prepared using the official fixed exchange rate (6.3 from February 2013 through December 2014). At December 31, 2014, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 1,590.4 million Bolivars ($0.3 million) and 3,506.3 million Bolivars ($0.6 million), respectively.

On February 10, 2015 the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela (BCV) published in the Extraordinary Official Gazette No.6.171 Exchange Agreement No.33 with two Official Notices.  The first notice being that the SICAD II exchange rate would be no longer permitted.  Secondly, a new exchange rate called the Foreign Exchange Marginal System (“SIMADI”) has been created.  The SIMADI rate published on March 12, 2015 is 183.15 Bolivars per U.S. Dollars. The SIMADI’s marginal system is available in limited quantities for individuals and companies to purchase and sell foreign currency via banks and exchange houses.  Currently, Petrodelta does not have access to the SIMADI marginal exchange system.

Petrodelta’s results were also impacted by PDVSA changing its policy with respect to invoicing for disbursements made in Bolivars on behalf of Petrodelta to require that such invoices be denominated in U.S. dollars rather than Bolivars. This change was implemented in the fourth quarter of 2013 with retroactive application to certain transactions occurring in 2011 and thereafter. As a result of this change, Petrodelta recorded a $14.2 million foreign currency loss in the three months ended December 31, 2013. Petrodelta recorded an additional $0.3 million foreign currency loss during the year ended December 31, 2014.

Collective Labor Agreement

On February 11, 2014, the Collective Labor Agreement for the period from October 1, 2013 thru October 1, 2015, between the employees of the oil industry represented by the Venezuelan Unitary Federation of workers of the oil, gas, and derivatives (FUTPV) and PDVSA was signed. The Collective Labor Agreement establishes a salary raise and payroll and retirement benefits which has a significant impact on Petrodelta’s payroll cost. The most significant impact was a step increase of salary around 90%, with 59% retroactive from October 1, 2013, a 23% raise in effect from May 1, 2014 and finally the remaining portion adjusted on January 1, 2015.

Dividends

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance. Petrodelta shareholder approval of the dividend was received on March 14, 2011. Petrodelta had working capital of $21.7 million as of December 31, 2014; however, due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, this dividend has not yet been received, although it is due and payable, and dividends for subsequent periods have not been declared or paid. Petrodelta’s board of directors declared this dividend and has neither indicated that the dividend is not payable, nor that it will not be paid. Petrodelta consistently earned an annual profit from 2007 through 2014; however, dividends of profits since 2010 have not been declared. There is uncertainty with respect to the timing of the receipt of the dividend declared in November 2010 or whether future dividends will be declared or paid. During the year ended December 31, 2014, we recorded an allowance of $12.2 million to fully reserve the dividend receivable due from Petrodelta.

Petrodelta’s results and operating information is more fully described in Item  15.  Exhibits and Financial Statement Schedules, Note 6 – Investment in Affiliate.

Dussafu Project – Gabon

We have a 66.667 percent ownership interest in the Dussafu PSC through two separate acquisitions, and we are the operator. The Dussafu PSC partners and Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, is in the third exploration phase of the Dussafu PSC which has been extended to May 27, 2016.

During 2011, we drilled our first exploratory well, Dussafu Ruche Marin-1 (“DRM-1”), and two appraisal sidetracks. DRM-1 and sidetracks discovered oil of approximately 149 feet of pay within the Gamba and Middle Dentale Formations. DRM-1 and the sidetracks are currently suspended pending further exploration and development activities.

During the fourth quarter of 2012, our second exploration well on the Tortue prospect to target stacked pre-salt Gamba and Dentale reservoirs commenced. DTM-1 was spud on November 19, 2012 in a water depth of 380 feet. On January 4, 2013, we announced that DTM-1 had reached a vertical depth of 11,260 feet within the Dentale Formation. Log evaluation and pressure data indicate that we have an oil discovery of approximately 42 feet of pay in a 72-foot column within the Gamba Formation and 123 feet of pay in stacked reservoirs within the Dentale Formation. The first appraisal sidetrack of DTM-1 (“DTM-1ST1”) was spud in January 12, 2013. DTM-1ST1 was drilled to a total depth of 11,385 feet in the Dentale Formation, approximately 1,800 feet from DTM-1 wellbore and found 65 feet of pay in the primary Dentale reservoir. Several other stacked sands with oil shows were encountered; however, due to a stuck downhole tool, logging operations were terminated before pressure data could be collected to confirm connectivity. The downhole tool was retrieved and the DTM-1 well was suspended for future re-entry.  We have met all funding commitments for the third exploration phase of the Dussafu PSC.

Central/inboard 3D seismic data acquired in 2011 has been processed and interpreted to review prospectivity. We have begun processing data from the 1,260 Sq Km of 3D seismic survey performed during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block where significant pre-salt prospectivity has been recognized on 2D seismic data. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and is expected to enhance the placement of future development wells in the Ruche and Tortue development program as well as provide improved assessment of the numerous undrilled structures already identified on older 2D seismic surveys.

On June 4, 2014, a Declaration of Commerciality (“DOC”) was signed with Gabon pertaining to the four discoveries on the Dussafu Project offshore Gabon.  Furthermore, on July 17, 2014, the Direction Generale Des Hydrocarbures (“DGH”) awarded an Exclusive Exploitation Authorization (“EEA”) for the development and exploitation of certain oil discoveries on the Dussafu Project and on October 10, 2014, the field development plan was approved. The Company is required to begin initial production within four years of the EEA approval.

During the year ended December 31, 2014, we had cash capital expenditures of $1.2 million for well costs and facilities ($42.5 million for well costs during the year ended December 31, 2013). The 2015 budget for the Dussafu PSC is $3.2  million. See Item 1. Business, Operations, Dussafu Marin, Offshore Gabon for further information on the Dussafu Project.

The Company is considering options to develop, sell or farm down the Dussafu Project in order to obtain the maximum value from the asset, while maintaining the required liquidity to continue our current operations.

In December 2014, we impaired the carrying value of our property in Gabon by $50.3 million.  We recorded this impairment based on a qualitative analysis which considered our current liquidity needs, the recent decrease in oil and gas prices, the marketability of our property and the limited time we have to develop this project.

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

In December 2012, we signed a farm-out agreement with the operator of the Budong PSC to acquire an additional 7.1 percent participating interest and to become operator of the Budong PSC. We assumed the role of operator effective March 25, 2013. Closing of this acquisition on April 22, 2013 increased our participating ownership interest in the Budong PSC to 71.5 percent with our cost sharing interest becoming 72 percent until first commercial production. As consideration for this transaction, we agreed to fund 100 percent of the costs of the first exploration well of the four-year extension to the Budong PSC.  The exploration well was not drilled by October 2014 (within 18 months of the date of approval from the Government of Indonesia of this transaction); consequently, our partner had the right to give us notice that the consideration for the additional 7.1 percent participating interest must be paid in cash for $3.2 million, which was paid in October 2014.

Operational activities during the year ended December 31, 2014 included continued work on an exploration program targeting the Pliocene and Miocene targets encountered in the two exploratory wells drilled in 2011. Land access and acquisition; environmental studies; construction and upgrades to access roads, bridges, and well site; permitting; and tender prequalification and procurement were on-going.

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

During the first quarter of 2014, the potential buyer terminated the negotiations.  Additional inquiries into our interest in the Budong PSC did not lead to any other prospective buyer; therefore we fully impaired our remaining property value of $4.4 million as of March 31, 2014.

In parallel with the activities to find a prospective buyer, we approached our partner with a proposal for them to acquire Harvest’s participating interest and operatorship in the joint venture and Budong PSC. This was reviewed by their senior management and declined.  In June 2014, Harvest and our partner adopted a resolution to terminate the Budong PSC; therefore no further drilling will occur.  Harvest advised the Indonesian government of this decision on June 4, 2014, and is now in the process of finalizing the relinquishment of the interest.  As a result of these decisions, Harvest accrued a $3.2 million liability as of June 30, 2014 related to the

December 5, 2012 farm-out agreement discussed above, thereby creating a total impairment expense of $7.7 million during the year ended December 31, 2014.  Harvest paid this $3.2 million liability in October 2014.

During the year ended December 31, 2014, we had cash capital expenditures of $3.2 million ($0.2 million during the year ended December 31, 2013) for consideration for the additional 7.1 percent participating interest, which was impaired upon the decision to relinquish our interest.

WAB-21 Project – China

In March 2011, CNOOC granted us an extension to May 2013 of Phase One of the Exploration Period for the WAB-21 contract area. The Joint Management Committee had approved an extension of the license until May 31, 2015. We believed we could continue to receive contract extensions so long as the border disputes with Vietnam persisted. Even though there continued to be increasing activity on the Vietnamese blocks which we believed confirmed our view of WAB-21’s prospectivity, we impaired the carrying value of WAB-21 of $2.9 million at December 31, 2012 due to our continued inability to pursue an exploration program.

Operational activities during 2014 included costs related to maintenance of the license.  On July 2, 2014, we completed the sale of our rights under the petroleum contract with CNOOC for the WAB-21 area for net proceeds of  $2.9 million and recorded that amount as a gain of sale of oil and gas properties. See Item 1. Business, Operations, WAB-21, South China Sea for further information on the WAB-21 Project.

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

For both blocks, phase one of the contract began on December 15, 2012 and expires on December 15, 2015. We have received notices of default from our partners for failing to comply with certain terms of the farm-out agreements for Block VSM14 and Block VSM15, followed by notices of termination on November 27, 2013. As discussed further in Item 3. Legal Proceedings, our partners had filed for arbitration of claims related to these agreements. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013 which included an accrual of $2.0 million related to this matter.  On December 14, 2014 we paid our partners $2.0 million to settle the arbitration. As we no longer have any interests in Colombia, we have reflected the results in discontinued operations. We are in the process of closing and exiting our Colombia venture. During the year ended December 31, 2013 we had capital expenditures of $1.2 million for leasehold acquisition costs. See Item 1. Business, Operations, Colombia for further information on this project.

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

Results of Operations

The following discussion on results of operations for each of the years in the three-year period ended December 31, 2014 should be read in conjunction with our consolidated financial statements and related notes thereto.

Years Ended December 31, 2014 and 2013

We reported a net loss attributable to Harvest of $193.5 million, or $4.60 diluted earnings per share, for the year ended December 31, 2014, compared with a net loss attributable to Harvest of $89.1 million, or $2.25 diluted earnings per share, for the year ended December 31, 2013.

Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Year Ended December 31,		Increase
	2014	2013	(Decrease)
Depreciation and amortization	$198	$341	$(143)
Exploration expense	6,267	15,155	(8,888)
Impairment expense - oil and gas properties	57,994	575	57,419
Impairment expense - investment affiliate	355,650	—	355,650
General and administrative	29,496	29,365	131
Investment earnings and other	(3)	(280)	277
Loss on sale of interest in Harvest Holding	1,574	22,994	(21,420)
Gain on sale of oil and gas properties	(2,865)	—	(2,865)
Gain on warrant derivative	(1,953)	(3,517)	1,564
Interest expense	11	4,495	(4,484)
Loss on extinguishment of long-term debt	4,749	—	4,749
Foreign currency transaction losses	219	820	(601)
Other non-operating expenses	61	1,849	(1,788)
Income tax expense (benefit)	(58,290)	73,087	(131,377)
Earnings from investment affiliate	34,949	72,578	(37,629)

Our accounting method for oil and gas properties is the successful efforts method. During the year ended December 31, 2014, we incurred $5.7 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations and $0.6 million related to other general business development activities. During the year ended December 31, 2013, we incurred $13.7 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations and $1.5 million related to other general business development activities.

During the year ended December 31, 2014, we impaired $7.7 million related to our Budong Project in Indonesia and $50.3 million related to the Dussafu Project.  During the year ended December 31, 2013, we impaired $0.6 million related to our Budong Project in Indonesia.

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method.  We ceased recording earnings from Petrodelta in the second quarter 2014 due to the expected sales price of the second closing purchase agreement approximating the recorded value of our investment in Petrodelta.  The Company was not able to obtain approval from the government of Venezuela during 2014 and on January 1, 2015 we terminated the SPA.  As a result of numerous actions and inactions of Petrodelta’s controlling shareholder (the government of Venezuela) and our inability to obtain approval for the second closing, we have determined that we no longer have any significant of influence within our investment in Petrodelta and in accordance with Accounting Standards Codification “ASC 823 – Investments – Equity Method”, we have decided to account for our investment in Petrodelta under the cost method (“ASC 320 – Investments – Debt and Investments Securities”), effective December 31, 2014.  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.   In connection with the change in the method of accounting, we performed an impairment analysis of the carrying value of our investment.  Based on this assessment we recorded a one-time pre-tax impairment charge of $355.7 million against the carrying value of our investment.

The decrease in general and administrative costs in the year ended December 31, 2014 from the year ended December 31, 2013, was primarily due to lower employee related costs ($8.2 million), professional fees and contract services ($2.9 million), travel ($0.5 million) and public relations ($0.1 million), offset by higher general operations and overhead ($11.8 million) and  taxes other than income ($0.2 million).  Employee related costs are lower primarily due to lower employee headcount and the impact of the reduction in HNR’s stock price on stock-based compensation.  General operations and overhead is higher primarily due to recording an allowance on doubtful accounts for dividend and accounts receivables from investment affiliate of $13.8 million in 2014 and lower billings to our joint venture partners offset by  the expensing of $2.8 million of Budong PSC value added tax receivable in 2013.  Professional fees are lower due to higher litigation and consulting costs in 2013 compared to 2014.

The $1.6 million loss on sale of interest in Harvest Holding in the year ended December 31, 2014 relates to costs incurred during the period in connection to the failed second closing of our remaining 51 percent in Harvest Holding.  The $23.0 million loss on the sale of interest in Harvest Holding during the year ended December 31, 2013 relates to the sale of a our 29 percent equity interest in Harvest Holding to Petroandina, which occurred on December 16, 2013.

The gain on sale of oil and gas properties during the year ended December 31, 2014 relates to the sale of our rights under a petroleum contract with China National Offshore Oil Corporation.  The Company expensed costs related to this property in 2012.  See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 10 – China.

The decrease in gain on warrant derivative in the year ended December 31, 2014 from the year ended December 31, 2013 was due to a decrease in the estimated fair value for our warrant derivative liability from $1.07 per warrant to zero.  The valuation for the warrants is based primarily on our stock price of $1.81 as December 31, 2014, their remaining life of 0.83 years and their strike price of $12.81 at December 31, 2014.  See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 12 – Warrant Derivative Liability.

The decrease in interest expense in the year ended December 31, 2014 from the year ended December 31, 2013 was due to the repayment of the 11% Senior Notes on January 11, 2014 offset by interest capitalized to oil and gas properties in the year ended December 31, 2014 of $0.5 million (year ended December 31, 2013:  $8.3 million).

During the year ended December 31, 2014, we incurred a loss on extinguishment of debt of $4.7 million in connection with the repayment of the 11% Senior Notes.

We recognized a loss on foreign currency transactions for the year ended December 31, 2014 of $0.2 million as compared to $0.8 million loss on foreign currency transactions for the year ended December 31, 2013.  The loss in 2014 is primarily related to converting U.S. Dollars to Bolivars from participating in the SICAD II auctions and U.S. Dollars to Euros, while the loss in 2013 is primarily related to converting U.S. Dollars to Euros offset by a gain from converting U.S. Dollars to Bolivars from exchanging currency through the Central Bank of Venezuela.

The decrease in other non-operating expense in the year ended December 31, 2014 from the year ended December 31, 2013 was due to higher costs incurred in 2013 related to our strategic alternative process and evaluation.

We had an income tax benefit in the year ended December 31, 2014 of $58.3 million as compared to an income tax expense of $73.1 million in the year ended December 31, 2013.  The income tax benefit in 2014 is primarily due to a decrease in the deferred tax liability related to the unremitted earnings of our foreign subsidiary as a result of the impairment of our investment in Petrodelta partially offset by the reinstatement of a valuation allowance against Harvest’s U.S. deferred tax assets.  The income tax expense in 2013 included $89.9 million of deferred income tax related to previously unrecognized income tax on undistributed earnings of foreign subsidiaries (which were considered permanently invested in previous periods), $2.1 million of expense related to the sale of the interest in Harvest Holding offset by the benefit of $8.8 million from the reversal of valuation allowances, the benefit from losses in 2012 and a benefit of $2.2 million from the favorable resolution of certain tax contingencies.

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method.  We ceased recording earnings from Petrodelta in the second quarter due to the expected sales price of the second tranche purchase agreement approximating the recorded value of our investment in Petrodelta.  During the year ended December 31, 2014 we recognized $34.9 million of equity in earnings from our investment in Petrodelta compared to $72.6 million in 2013.  Based on numerous actions of the controlling partner, CVP, owned and controlled by the government of Venezuela, we have determined that we no longer have a significant degree of influence.  As a result of these conditions, we began reporting the results of our operations in Venezuela using the cost method of accounting effective December 31, 2014.

Earnings from Investment Affiliate

Our 40 percent investment in Petrodelta’s financial information is prepared in accordance with International Financial Reporting Standards (“IFRS”) which we have adjusted to conform to U.S. GAAP. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 6 – Investment in Affliate.  The following tables summarize revenue and operational results associated with our investment affiliate for the presented years, as well as analysis of the reported variances:

				%
	Year Ended December 31,		Increase	Increase	Increase
	2014	2013	(Decrease)	(Decrease)	(Decrease)
	(dollars in thousands, except prices)
Revenues:
Crude oil	$1,343,452	$1,326,093	$17,359	1%
Natural gas	4,590	4,000	590	15%
Total revenues	$1,348,042	$1,330,093	$17,949	1%
Price and Volume Variances:
Crude oil price variance (per Bbl)	$86.33	$91.22	$(4.89)	(5.36)	$ (70,965)
Natural gas sales prices Variance (per Mcf)	1.54	1.54	—	—	—
Volume variances:
Crude oil volumes (MBbls)	15,561	14,538	1,023	7%	88,316
Natural gas volumes (MMcf)	2,981	2,593	388	15%	598
Total variance					$17,949

Revenues were higher in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in sales volumes resulting from running a six drilling rig program as well as an additional pricing adjustments related to the approved El Salto contract, $38.2 million for 2014 and $60.4 million for previous years that were invoiced in 2014 offset by a decrease in crude oil prices.  The decrease in price primarily reflects an overall decrease in market oil prices, but also resulted from increased El Salto field production, which is sold at the lower Boscan price.

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income from Petrodelta to Earnings from Affiliate:

	Year Ended December 31,		Increase
	2014	2013	(Decrease)
	(in thousands)
Royalties	$437,281	$440,963	$(3,682)
Operating expenses (inclusive of U.S. GAAP adjustment)	289,521	141,627	147,894
Workovers	28,239	29,168	(929)
Depletion, depreciation and amortization (inclusive of U.S. GAAP adjustment)	141,846	107,556	34,290
General and administrative	45,623	37,778	7,845
Windfall profits tax (inclusive of U.S. GAAP adjustment)	140,816	234,453	(93,637)
(Gain) loss on exchange rate	260	(169,582)	169,842
Investment earnings and other	(7,752)	(1,414)	(6,338)
Interest expense (inclusive of U.S. GAAP adjustment)	51,256	21,728	29,528
Income tax expense (inclusive of U.S. GAAP adjustment)	73,843	298,475	(224,632)
Adjustment stated at our 40% interest related to amortization of excess basis	4,428	3,684	744

For the year ended December 31, 2014 compared to the year ended December 31, 2013, royalties, which is a function of revenue, decreased due to the decrease in crude oil prices offset by an increase in sales volumes discussed above (net  increase in revenue of $17.9 million at 30 percent royalty). The increase in operating expense is due to higher personnel costs as a result of new labor contract, higher maintenance costs and increased chemical costs. Workover expense is lower for the year ended December 31, 2014 than the year ended December 31, 2013 due to running one workover rig in 2014 versus between one and two workovers rigs in 2013.  Depletion, depreciation and amortization increased as a result of higher capitalized costs, including wells and infrastructure placed in service during 2014. Windfall profits tax expense decreased from declining Venezuela crude basket prices in line with declining world oil prices in 2014.  The foreign currency transaction gain in 2013 is due to the Bolivar devaluation in February 2013 from 4.30 Bolivars/U.S. Dollar to 6.30 Bolivars/U.S. Dollar and Petrodelta having more Bolivar denominated liabilities than Bolivar denominated assets.  Interest expense is due to increase in adjustments to the fair value of VAT credits ($47.7 million) offset by decrease accretion expense ($18.2 million).  Income tax expense decreased between the years primarily due to a revision to inflation adjustments to fixed assets and by the decrease in pre-tax income.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interest was $165.2 million for the year ended December 31, 2014 compared to net income attributable to noncontrolling interest of $11.6 million for year ended December 31, 2013.  The net loss attributable to noncontrolling interest in 2014 was related to the impairment of our investment in Petrodelta and our decision to cease recording earnings from Petrodelta in the second quarter due to the expected sales price of the second tranche purchase agreement approximating the recorded value of our investment in Petrodelta.  During 2013 the net income attributable to noncontrolling interest was impacted by the sale of a portion of our interest in Harvest Holding which occurred in December.

Discontinued Operations

As a result of the decision to not request an extension of the first phase or enter the second phase of the EPSA A1 Ghubar / Qarn Alam license (“Block 64 EPSA”), Block 64 was relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was written off to impairment expense at December 31, 2012.  Operations in Oman were terminated, and the field office was closed May 31, 2013. We have no continuing involvement in Oman. The nominal loss from discontinued operations for Oman for the year ended December 31, 2014 included general and administrative expenses for legal and other professional fees. The loss from discontinued operations for Oman of $0.7 million for the year ended December 31, 2013 included $0.2 million of exploration expense and $0.5 million of general and administrative expenses and other expenses.

We received notices of default from our partners for failing to comply with certain terms of the farm-out agreements for Block VSM14 and Block VSM15 in Colombia, followed by notices of termination on November 27, 2013. As discussed further in Item 3. Legal Proceedings, our partners filed for arbitration of claims related to these agreements. We accrued $2.0 million as of December 31, 2013 related to obligations under the farm-out agreements. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests.  On December 14, 2014 we settled all arbitration claims for a payment of $2.0 million and the arbitration was dismissed. As we no longer have any interests in Colombia, we have reflected the results in discontinued operations. We are in the process of closing and exiting our Colombia venture. The loss from discontinued operations included $0.5 million in general and administrative expenses during the year ended December 31, 2014.  The loss from discontinued operations included $3.2 million in impairment expense, $0.7 million of exploration expense and $0.6 million in general and administrative expenses during the year ended December 31, 2013.

Oman and Colombia operations have been classified as discontinued operations. There were no revenues applicable to discontinued operations during the years ended December 31, 2014 and 2013. Losses from discontinued operations were:

	Year Ended December 31,
	2014	2013
	(in thousands)
Oman	$(27)	$(674)
Colombia	(527)	(4,476)
Net loss from discontinued operations	$(554)	$(5,150)

Years Ended December 31, 2013 and 2012

We reported a net loss attributable to Harvest of $89.1 million, or $2.25 diluted earnings per share, for the year ended December 31, 2013, compared with a net loss attributable to Harvest of $12.2 million, or $0.33 diluted earnings per share, for the year ended December 31, 2012.

Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Year Ended December 31,		Increase
	2013	2012	(Decrease)
Depreciation and amortization	$341	$391	$(50)
Exploration expense	15,155	8,838	6,317
Impairment expense	575	2,900	(2,325)
Dry hole costs	—	685	(685)
General and administrative	29,365	26,012	3,353
Investment earnings and other	(280)	(348)	68
Loss on sale of interest in Harvest Holding	22,994	—	22,994
(Gain) loss on warrant derivative	(3,517)	600	(4,117)
Interest expense	4,495	1,590	2,905
Debt conversion expense	—	3,645	(3,645)
Loss on extinguishment of debt	—	5,425	(5,425)
Foreign currency transaction losses	820	113	707
Other non-operating expenses	1,849	2,905	(1,056)
Income tax expense (benefit)	73,087	(609)	73,696
Earnings from investment affiliate	72,578	67,769	4,809

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

The gain on warrant derivative in the year ended December 31, 2013 as compared to a loss for the year ended December 31, 2012 was due to a reduction in the estimated fair value for our warrant derivative liability. As discussed further in Notes to Consolidated Financial Statements, Note 12 – Warrant Derivative Liability, the decrease in value reflects the impact of the increased likelihood of an event which would trigger certain early settlement provisions.

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

We had income tax expense in the year ended December 31, 2013 of $73.1 million as compared to an income tax benefit of $0.6 million in the year ended December 31, 2012. The income tax expense in 2013 included $89.9 million of deferred income tax related to previously unrecognized income tax on undistributed earnings of foreign subsidiaries (which were considered permanently invested in previous periods), $2.1 million of expense related to the sale of the interest in Harvest Holding offset by the benefit of $8.8 million from the reversal of valuation allowances, the benefit from losses in 2012 and a benefit of $2.2 million from the favorable resolution of certain tax contingencies. The income tax benefit in the year ended December 31, 2012 is attributable to the benefit from net operating losses.

During the year ended December 31, 2013 we recognized equity in earnings from Petrodelta of $72.6 million compared to $67.8 million during the year ended December 31, 2012.  The increase is primarily due to increased production offset by decreases in crude prices.

Earnings from Investment Affiliate

Our 40 percent investment in Petrodelta’s financial information is prepared in accordance with International Financial Reporting Standards (“IFRS”) which we have adjusted to conform to U.S. GAAP. See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 6 – Investment in Affliate. The following tables summarize revenue and operational results associated with our investment affiliate for the presented years, as well as analysis of the reported variances:

				%
	Year Ended December 31,		Increase	Increase	Increase
	2013	2012	(Decrease)	(Decrease)	(Decrease)
	(dollars in thousands, except prices)
Revenues:
Crude oil	$1,326,093	$1,263,264	$62,829	5%
Natural gas	4,000	3,350	650	19%
Total revenues	$1,330,093	$1,266,614	$63,479	5%
Price and Volume Variances:
Crude oil price variance (per Bbl)	$91.22	$95.91	$(4.69)	(5)	$ (61,777)
Natural gas sales prices Variance (per Mcf)	1.54	1.54	—	—	—
Volume variances:
Crude oil volumes (MBbls)	14,538	13,172	1,366	10%	124,606
Natural gas volumes (MMcf)	2,593	2,171	422	19%	650
Total variance					$63,479
Revenues were higher in the year ended December 31, 2013 compared to the year ended December 31, 2012 due to increases in sales volumes resulting from running a six drilling rig program offset by lower world crude oil prices.

Total expenses and other non-operating (income) expense, inclusive of all adjustments necessary to reconcile Net Income from Petrodelta to Earnings from Affiliate:

	Year Ended December 31,		Increase
	2013	2012	(Decrease)
	(in thousands)
Royalties	$440,963	$423,069	$17,894
Operating expenses	141,627	121,023	20,604
Workovers	29,168	17,302	11,866
Depletion, depreciation and amortization (inclusive of U.S. GAAP adjustment)	107,556	78,722	28,834
General and administrative	37,778	31,753	6,025
Windfall profits tax (inclusive of U.S. GAAP adjustment)	234,453	291,355	(56,902)
Gain on exchange rate	(169,582)	—	(169,582)
Investment earnings and other	(1,414)	(13)	(1,401)
Interest expense	21,728	7,017	14,711
Income tax expense (inclusive of U.S. GAAP adjustment)	298,475	124,142	174,333
Adjustment stated at our 40% interest related to amortization of excess basis	3,684	2,143	1,541

For the year ended December 31, 2013 compared to the year ended December 31, 2012, royalties, which is a function of revenue, increased due to the increase in revenues discussed above (net increase in revenue of $63.5 million at 30 percent royalty). The increase in operating expense is due to increased oil production as well as operating inefficiencies. Workover expense is higher for the year ended December 31, 2013 than the year ended December 31, 2012 due to running between one and two workovers rigs in 2013 versus one workover rig in 2012. Windfall Profits Tax, which is a function of volume and price received per barrel as well as pricing levels set for determining Windfall Profits Tax, decreased due to an increase in the pricing levels under the Windfall Profits Tax Law (See Operations – Petrodelta, S.A. above. The foreign currency transaction gain is due to the Bolivar devaluation in February 2013 from 4.30 Bolivars/U.S. Dollar to 6.30 Bolivars/U.S. Dollar and Petrodelta having more Bolivar denominated liabilities than Bolivar denominated assets. Interest expense is due to increases in adjustments to the fair value of VAT credits ($15.3 million) offset by decrease in accretion expense ($0.6 million).  Petrodelta’s effective tax rate (inclusive of the adjustments to reconcile to reported earnings from unconsolidated investment affiliate) for the year ended December 31, 2013 was higher than the effective tax rate for the year ended December 31, 2012 primarily because the foreign currency transaction gain is not included in taxable income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interest was $11.6 million for the year ended December 31, 2013 compared to $13.4 million for year ended December 31, 2012.  The decrease in net income attributable to noncontrolling interest is primarily a result of lower earnings from Petrodelta during the period in which the noncontrolling interest increased from 20 percent to 49 percent..

Discontinued Operations

As a result of the decision to not request an extension of the first phase or enter the second phase of the EPSA A1 Ghubar / Qarn Alam license (“Block 64 EPSA”), Block 64 was relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was written off to impairment expense at December 31, 2012. Operations in Oman were terminated, and the field office was closed May 31, 2013. We have no continuing involvement in Oman. The loss from discontinued operations for Oman of $0.7 million for the year ended December 31, 2013 included $0.2 million of exploration expense and $0.5 million of general and administrative expenses and other expenses. The loss from discontinued operations for Oman of $12.7 million for the year ended December 31, 2012 included $0.2 million of exploration expense, $6.4 million of impairment expense, $4.9 million related to dry hole costs and $1.2 million of general and administrative and other expenses.

We received notices of default from our partners for failing to comply with certain terms of the farm-out agreements for Block VSM14 and Block VSM15 in Colombia, followed by notices of termination on November 27, 2013. As discussed further in Item 3. Legal Proceedings, our partners filed for arbitration of claims related to these agreements. We accrued $2.0 million as of December 31, 2013 related to obligations under the farm-out agreements. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests.  On December 14, 2014 we settled all arbitration claims for a payment of $2.0 million and the arbitration was dismissed. As we no longer have any interests in Colombia, we have reflected the results in discontinued operations. We are in the process of closing and exiting our Colombia venture. The loss from discontinued operations included $0.5 million in general and administrative expenses during the year ended December 31, 2014.  The loss from discontinued operations included $3.2 million in impairment expense, $0.7 million of exploration expense and $0.6 million in general and administrative expenses during the year ended December 31, 2013.

On May 17, 2011, we closed the transaction to sell the Antelope Project. The sale had an effective date of March 1, 2011. We received cash proceeds of approximately $217.8 million which reflects increases to the purchase price for customary adjustments and deductions for transaction related costs. We do not have any continuing involvement with the Antelope Project. The related gain on the sale was reported in discontinued operations in the second quarter of 2011. During the year ended December 31, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services and expensing of $5.2 million of accounts and note receivable and $3.6 million of accounts payable and carry obligation related to the settlement of all outstanding claims with a private third party on the Antelope Project.

Oman and Colombia operations and the Antelope Project have been classified as discontinued operations. There were no revenues applicable to discontinued operations during the years ended December 31, 2013 and 2012. Loss from discontinued operations was:

	Year Ended December 31,
	2013	2012
	(in thousands)
Oman	$(674)	$(12,711)
Colombia	(4,476)	—
Antelope	—	(1,699)
Net loss from discontinued operations	$(5,150)	$(14,410)

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated financial statements and related notes thereto.

Liquidity

Our financial statements for the year ended December 31, 2014 have been prepared under the assumption that we will continue as a going concern. We expect that in 2015 we will not generate revenues, we will continue to generate losses from operations, and that our operating cash flows will not be sufficient to cover our operating expenses. While we believe that we may be able to raise additional capital through issuances of debt or equity or through sales of assets, our circumstances at such time raise substantial doubt about our ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current capital resources may not be sufficient to support our liquidity requirements through 2015.  However, we believe certain cost reduction measures could be put into place which would not jeopardize our operations and future growth plans.  In addition, we could delay the discretionary portion of our capital spending to future periods or sell or farm down our Gabon asset as necessary to maintain the liquidity required to run our operations, as warranted.  There are no assurances that we will be successful in selling or farming-down this asset.

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

The long-term continuation of our business plan through 2015 and beyond is dependent upon the generation of sufficient cash flow to offset expenses.  We will be required to obtain additional funding through public or private financing, farm-downs, further reduce operating costs, or possible sales of assets.  Failure to generate sufficient cash flow by raising additional capital through debt or equity financings, reducing operating costs, or by farm-downs or selling of assets further could have a material adverse effect on our ability to meet our short- and long-term liquidity needs and achieve our intended long-term business objectives.

Accumulated Undistributed Earnings of Foreign Subsidiaries

As of December 31, 2014, the book-tax outside basis difference in our foreign subsidiary, HNR Energia B.V., resulting from unremitted earnings was approximately $158.6 million. Prior to 2013, no U.S. taxes had been recorded on these earnings as it was our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations.

Under ASC 740-30-25-17, no deferred tax liability must to be recorded if sufficient evidence shows that the subsidiary has invested or will invest these undistributed earnings or that these earnings will be remitted in a tax-free manner. Management must consider numerous factors in determining timing and amounts of possible future distribution of these earnings to the parent company and whether a U.S. deferred tax liability should be recorded for these earnings. These factors include the future operating and capital requirements of both the parent company and the subsidiaries, remittance restrictions imposed by foreign governments or financial agreements and tax consequences of the remittance, including possible application of U.S. foreign tax credits and limitations on foreign tax credits that may be imposed by the Internal Revenue Code and regulations.

During the fourth quarter of 2013, management evaluated numerous factors related to the timing and amounts of possible future distribution of these earnings to the parent company, with consideration of the sale of non-U.S. assets. While we will continue, to the extent possible, to operate the Company’s business in the normal course, management is also considering distributions to the Company’s shareholders which could include the distribution of proceeds from the sales of assets by the Company’s foreign subsidiaries to the U.S. parent company possibly resulting in U.S. taxable income. Because management is pursuing various alternatives, a determination was made that it was appropriate to record a deferred tax liability associated with the unremitted earnings of our foreign subsidiaries of $89.9 million in the fourth quarter of 2013. However, primarily due to the recognition of the $355.7 million pre-tax impairment of our investment in Petrodelta in 2014, the balance decreased by $75.2 million to $14.7 million as of December 31, 2014.  As the sale of the remaining interest in Harvest Holding was terminated, the deferred tax liability is now considered long term.

Working Capital and Cash Flows

The net funds raised or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(39,210)	$(37,077)	$(26,405)
Net cash provided by (used in) investing activities	(5,031)	80,460	(23,789)
Net cash provided by (used in) financing activities	(70,071)	4,887	63,875
Net increase (decrease) in cash	$(114,312)	$48,270	$13,681

	As of December 31,
	2014	2013	2012

	(in thousands, except ratios)
Working capital	$(12,943)	$(31,667)	$40,537
Current ratio	0.4	0.8	2.0
Total cash, including restricted cash	$6,610	$121,045	$73,627
Total debt	$13,709	$83,589	$74,839

Working Capital

The increase in working capital of $18.7 million between December 31, 2013 and December 31, 2014 was primarily due to cash used to fund our loss from operations, interest payments as well as the extinguishment of certain debt in January 2014.  The long-term deferred tax liability of $14.7 million as of December 31, 2014 is primarily related to the deferred tax liability on undistributed earnings of foreign subsidiaries. With the termination of the sale of the remaining interest in Harvest Holdings, the deferred tax liability related to the foreign unremitted earnings at December 31, 2014 was classified as long-term.

The decrease in working capital of $72.2 million between December 31, 2013 and December 31, 2012 was primarily due to increases in the current portion of long-term debt of $77.5 million and current deferred tax liability of $43.2 million, cash used to fund the loss from operations and interest payments as well as cash payments for capital expenditures offset by net proceeds of $124.0 million from the first closing sale to Petroandina. The current deferred tax liability of $43.2 million and the long-term deferred tax liability of $29.8 million as of December 31, 2013 are primarily related to the accrued income tax on undistributed earnings of foreign subsidiaries.

Cash Flow from Operating Activities

During the year ended December 31, 2014, net cash used in operating activities was approximately $39.2 million ($37.1 million during the year ended December 31, 2013). The $2.1 million increase in use of cash was primarily due to decreases in accounts payable, accrued liabilities and income taxes payable offset by decreases in accounts receivable.

Cash Flow from Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Budong PSC	$3,152	$175	$5,819
Dussafu PSC	1,194	42,536	11,660
Other	36	—	46
Total additions of property and equipment - continuing operations	4,382	42,711	17,525
Colombia - discontinued operations (1)	—	1,195	—
Block 64 ESPA - discontinued operations (1)	—	—	6,050
	$4,382	$43,906	$23,575

(1)	See Item 15. Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Note 5 – Dispositions, Discontinued Operations.

In addition to cash capital expenditures, during the year ended December 31, 2014, we:

•	Paid $3.7 million in transaction costs associated with the failed sale of Harvest Holding;
•	Received $2.9 million net of associated costs related to the sale of leasehold WAB-21 area;
•	Receive payments from Petrodelta to offset against advances to Petrodelta for continuing operations of $0.1 million;
•	Had $0.1 million in restricted cash returned to us related to Dussafu PSC.

In addition to cash capital expenditures, during the year ended December 31, 2013, we:

•	Received $124.0 million in net proceeds from the first Petroandina closing;
•	Advanced $0.5 million to Petrodelta for continuing operations costs;
•	Had $1.0 million in restricted cash returned to us and deposited with a U.S. bank $0.1 million for a customs bond related to Dussafu PSC.

Petrodelta’s capital commitments will be determined by its business plan. Petrodelta’s capital commitments are expected to be funded by internally generated cash flow. Our budgeted capital expenditures of $3.5 million for 2015, of which $1.3  million is non-discretionary, for U.S. and Gabon operations will be funded through our existing cash balances, accessing equity and debt markets, and cost reductions. In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

Cash Flow from Financing Activities

During the year ended December 31, 2014, we:

•	Repaid $79.8 million of our 11% Senior Notes;
•	Incurred $0.8 million in debt extinguishment costs;
•	Received $7.6 million from issuance of note payable from noncontrolling interest owner;
•	Received $1.2 million in contributions from controlling interest owners;
•	Received $2.0 million in net proceeds from issuance of 653,832 shares of common stock from the “at-the-market” offerings;
•	Incurred $0.1 million in treasury stock purchases;
•	Incurred $0.3 million in legal fees associated with financings.

During the year ended December 31, 2013, we:

•	Sold 2,494,800 shares of our common stock in private placements for $9.4 million;
•	Made a payment of $4.3 million on our note payable to O&G Technology Consultants, a noncontrolling interest owner;
•	Incurred $0.1 million in treasury stock purchases;
•	Incurred $0.2 million in legal fees associated with financings.

Contractual Obligations

At December 31, 2014, we had the following lease commitments for office space in Houston, Texas, regional/technical offices in Singapore and Caracas and a field office in Port Gentil, Gabon that support field operations in those areas.

Location	Date Lease Signed	Term	Annual Expense
Houston, Texas	December 2014	2.8 years	81,100
Singapore	October 2012	2.3 years	102,000

At December 31, 2014, we had the following contractual obligations:

	Payments Due by Period
		Less than
	Total	1 Year	1 - 2 Years	3-4 Years	After 4 Years

	(in thousands)
Debt:
Note payable to noncontrolling interest owner	$7,600	$7,600	$—	$—	$—
Total debt	7,600	7,600	—	—	—

Other obligations:
Interest payments	836	836	—	—	—
Oil and gas activities	4,359	969	1,130	1,130	1,130
Office leases	242	107	81	54	—
Total other obligations	5,437	1,912	1,211	1,184	1,130

Total contractual obligations	$13,037	$9,512	$1,211	$1,184	$1,130

“Oil and gas activities” in the table above includes various contractual commitments pertaining to leasehold, training and development costs.

Senior Unsecured Notes

On October 11, 2012, we closed an offering of $79.8 million in aggregate principal amount of our 11% Senior Notes. We used a portion of the proceeds from the sale of the 29 percent interest in Harvest Holding to redeem all of the 11% Senior Notes. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. As a result of the redemption, we recorded a loss on extinguishment of debt of approximately $3.6 million during the year ended December 31, 2014. This loss primarily includes the expensing of the discount on debt ($2.3 million) and the expensing of financing costs related to the term loan facility ($1.3 million).  During the second quarter of 2014, we recorded an additional loss on extinguishment of debt of approximately $1.1 million related to a provision for early debt repayment; therefore, during the year ended December 31, 2014 we recorded a total loss on extinguishment of debt of $4.7 million.   See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks, Uncertainties, Capital Resources and Liquidity.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange losses attributable to our international operations were minimal for the years ended December 31, 2014,  2013 and 2012. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

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

Harvest Vinccler’s and Petrodelta’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (11.3 Bolivars per U.S. Dollar). However, during the year ended December 31, 2014, Harvest Vinccler exchanged approximately $0.4 million through the Central Bank and received an average exchange rate of 34.4  Bolivars per U.S. Dollar. See Operations – Venezuela for a more complete discussion of the exchange agreements and their effects on our Venezuelan operations.

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is an important factor with respect to certain aspects of the results of operations in Venezuela. The inflation rate in Venezuela was 68.5 percent for the year ended December 31, 2014 (year ended December 31, 2013:  56.2 percent).

Critical Accounting Policies

Reporting and Functional Currency

The United States Dollar (“U.S. Dollar”) is the reporting and functional currency for all of our controlled subsidiaries and Petrodelta. Amounts denominated in non-U.S. Dollar currencies are re-measured into U.S. Dollars, and all currency gains or losses are recorded in the consolidated statements of operations and comprehensive loss. There are many factors that affect foreign exchange rates and the resulting exchange gains and losses, many of which are beyond our influence.

Investment in Affiliate

We evaluate our investments in unconsolidated companies under ASC 323, “Investments – Equity Method and Joint Ventures.” Investments in which we have significant influence are accounted for under the equity method of accounting. Under the equity method, Investment in Investment Affiliate is increased by additional investments and earnings and decreased by dividends and losses. We review our Investment in Investment Affiliate for impairment whenever events and circumstances indicate a loss in investment value is other than a temporary decline.

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method.  We ceased recording earnings from Petrodelta in the second quarter 2014 due to the expected sales price of the second closing purchase agreement approximating the recorded value of our investment in Petrodelta.  The Company was not able to obtain approval from the government of Venezuela during 2014 and on January 1, 2015 we terminated the SPA.  As a result of numerous actions and inactions of Petrodelta’s controlling shareholder (the government of Venezuela) and our inability to obtain approval for the second closing, we have determined that we no longer have any significant of influence within our investment in Petrodelta and in accordance with Accounting Standards Codification “ASC 823 – Investments – Equity Method”, we have decided to account for our investment in Petrodelta under the cost method (“ASC 320 – Investments – Debt and Investments Securities”), effective December 31, 2014.  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.   In connection with the change in the method of accounting, we performed an impairment analysis of the carrying value of our investment.  Based on this assessment we recorded a one-time pre-tax impairment charge of $355.7 million against the carrying value of our investment.

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

Amortization rates are updated to reflect: 1) the addition of capital costs, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions or property dispositions and 4) impairments.

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

Since December of 2013 we  have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings were permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.

New Accounting Pronouncements

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

Item  7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse changes in oil and natural gas prices and foreign exchange risk and are not able to quantify this risk, as discussed below.

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

We and our investment affiliate currently do not have any oil production that is hedged. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.

Interest Rates

Total debt at December 31, 2014 consisted of $13.7 million in notes payable to noncontrolling interest owners. We used a portion of the proceeds from the sale of the 29 percent interest in Harvest Holding to redeem all of our 11% Senior Notes. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks, Uncertainties, Capital Resources and Liquidity. Interest on the note payable to the Vinccler accrues at US dollar based three month LIBOR plus 0.5% and interest is due and payable on December 31, 2015. On March 6, 2015 Vinccler foregave the note plus accrued interest.   Interest on note payable to Petroandina accrues at 11% and is paid quarterly.

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

Item  8.  Financial Statements and Supplementary Data

The information required by this item is included herein and begins on page S-1.

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2014, UHY LLP ("UHY") informed Harvest that, effective on that date, UHY’s Texas practice had been acquired by BDO USA, LLP ("BDO") (the "UHY Acquisition"). As a result of the UHY Acquisition, effective December 1, 2014, UHY resigned as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014. UHY previously served as independent registered public accounting firm to audit the financial statements and internal control over financial reporting of the Company for the fiscal year ended December 31, 2013. The Audit Committee of the Board of Directors of the Company had selected UHY to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014.

The audit reports of UHY on the Company’s consolidated financial statements for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and these statements were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2013, and the subsequent interim period through December 1, 2014, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, had it not been resolved to the satisfaction of UHY, would have caused UHY to make reference thereto in its reports on the financial statements for such periods. During this time, there have been no "reportable events," as that term is described in Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Act of 1933.

As a result of the UHY Acquisition, the Audit Committee appointed BDO as the successor independent registered public accounting firm on December 3, 2014. Prior to such appointment, the Company had not consulted with BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of December 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of The Treadway Commission. Based on our evaluation under the 2013 Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect that Company’s internal control over financial reporting.

Item  9B.  Other Information

None.

PART III

Item  10.  Directors, Executive Officers and Corporate Governance

The information required by this item is, or the Company intends that the information required by this item will be, set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Harvest Natural Resources, Inc. (the Proxy Statement”) or an amendment to this report.  Such information is incorporated by reference into this item pursuant to General Instruction G(3) to Form 10-K.

Item 11.  Executive Compensation

The information required by this item is, or the Company intends that the information required by this item will be, set forth in the Proxy Statement or in an amendment to this report. Such information is incorporated by reference pursuant to General Instruction G(3) to Form 10-K.

Item  12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is, or the Company intends that the information required by this item will be, set forth in the Proxy Statement or in an amendment to this report. Such information is incorporated by reference pursuant to General Instruction G(3) to Form 10-K.

Item  13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is, or the Company intends that the information required by this item will be, set forth in the Proxy Statement or in an amendment to this report. Such information is incorporated by reference pursuant to General Instruction G(3) to Form 10-K.

Item  14.  Principal Accountant Fees and Services

The information required by this item is, or the Company intends that the information required by this item will be, set forth in the Proxy Statement or in an amendment to this report. Such information is incorporated by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item  15.  Exhibits and Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)3. Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010)
3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 23, 2007)
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008)
4.2

Certificate of Designation, Rights and Preferences of the Series B Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10- Q filed on November 9, 2010)

4.3

Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A12G filed on October 23, 2007)

4.4

Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010)

4.5

Warrant Purchase Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on October 29, 2010)

4.9

Common Stock Purchase Warrant No. W-1, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on October 29, 2010)

4.10

Common Stock Purchase Warrant No. W-2, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC. (Incorporated by reference to Exhibit 4.4 to our Form 8-K filed on October 29, 2010)

4.11	Indenture, dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 15, 2012)
4.12	Form of Note. (Included as Exhibit 1 to the Indenture filed as Exhibit 4.1 to our Form 8-K filed on October 15, 2012)
4.13

Warrant Agreement, dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Warrant Agent. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on October 15, 2012)

4.14	Form of Warrant. (Included as Exhibit A to the Warrant Agreement filed as Exhibit 4.3 to our Form 8-K filed on October 15, 2012)
4.15

Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 4, 2013)

10.1†	2001 Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on April 9, 2002 (Registration Statement No. 333- 85900)
10.2†

Harvest Natural Resources 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on May 25, 2004 (Registration Statement No. 333-115841)

10.3†

Form of Indemnification Agreement between Harvest Natural Resources, Inc. and each Director and Executive Officer of the Company. (Incorporated by reference to Exhibit 10.19 to our Form 10-K filed on February 23, 2005)

10.4†	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 to our Form 10-K filed on February 23, 2005)

10.5†	Form of 2004 Long Term Stock Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our Form 10-K filed on February 23, 2005)
10.6†	Form of 2004 Long Term Stock Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our Form 10-K filed on February 23, 2005)
10.7†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.24 to our Form 10-K filed on February 27, 2006)
10.8†	Stock Option Agreement dated September 15, 2005, between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.25 to our Form 10-K filed on February 27, 2006)
10.9†	Stock Option Agreement dated September 26, 2005, between Harvest Natural Resources, Inc. and Byron A. Dunn. (Incorporated by reference to Exhibit 10.26 to our Form 10-K filed on February 27, 2006)
10.10†

Harvest Natural Resources 2006 Long Term Incentive Plan. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed on June 1, 2006 [Registration Statement No. 333-134630].)

10.11†	Form of 2006 Long Term Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2006)
10.12†	Form of 2006 Long Term Incentive Plan Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2006)
10.13†	Form of 2006 Long Term Incentive Plan Employee Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2006)
10.14†	Stock Unit Award Agreement dated September 15, 2005 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2006)
10.15†	Stock Unit Award Agreement dated March 2, 2006 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2006)
10.16†	Form of 2006 Long Term Incentive Plan Stock Option Agreement – Five Year Vesting, Seven Year Term. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 13, 2007)
10.17†	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 3, 2007)
10.18†	Stock Option Agreement dated May 7, 2007 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on July 25, 2007)
10.19

Contract for Conversion to a Mixed Company between Corporación Venezolana del Petróleo, S.A., Harvest-Vinccler, S.C.A. and HNR Finance B.V. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 1, 2007)

10.20†	Stock Option Agreement dated May 19, 2008 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 7, 2008)
10.21†	2010 Long Term Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2010)
10.22†	Form of 2010 Long Term Incentive Plan Employee Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2010)
10.23†	Form of 2010 Long Term Incentive Plan Stock Option Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2010)
10.24†	Form of 2010 Long Term Incentive Plan Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.30 to our Form 10-K filed on March 15, 2012)
10.25†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Karl L. Nesselrode. (Incorporated by reference to Exhibit 10.30 to our Form 10-K filed on March 15, 2012)
10.26†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.31 to our Form 10-K filed on March 15, 2012)
10.27†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Keith L. Head. (Incorporated by reference to Exhibit 10.32 to our Form 10-K filed on March 15, 2012)
10.28†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and Stephen C. Haynes. (Incorporated by reference to Exhibit 10.33 to our Form 10-K filed on March 15, 2012)
10.29†	Employment Agreement dated May 31, 2008 between Harvest Natural Resources, Inc. and Robert Speirs. (Incorporated by reference to Exhibit 10.34 to our Form 10-K filed on March 15, 2012)
10.30†	Form of Stock Appreciation Right Award Agreement. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 4, 2009)
10.31†	Form of Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 4, 2009)

10.32†	Form of Director Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2012)
10.33†	Form of Employee Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2012)
10.34†	Form of Employee Stock Appreciation Right Award Agreement. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2012)
10.35	Equity Distribution Agreement, dated March 30, 2012 by and between the Company and Knight Capital Americas, L.P. (Incorporated by reference to Exhibit 1.1 to our Form 8-K filed on March 30, 2012)
10.36

Share Purchase Agreement dated June 21, 2012, by and among HNR Energia BV, Harvest Natural Resources, Inc. and PT Pertamina (Persero). (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on June 21, 2012)

10.37	Guarantee of Harvest Natural Resources, Inc. dated June 21, 2012. (Incorporated by reference to Exhibit 2.2 to our Form 8-K filed on June 21, 2012)
10.38

Securities Purchase Agreement, dated as of October 11, 2012, among Harvest Natural Resources, Inc. and the purchasers named therein. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 15, 2012)

10.39

Form of Subscription Agreement between Harvest Natural Resources, Inc. and certain purchasers of Harvest’s common stock in private placements in October and November 2013. (Incorporated by reference to Exhibit 10.39 to our Form 10-K filed on March 17, 2014)

10.40

Subscription Agreement, dated November 25, 2013, between Harvest Natural Resources, Inc. and MSD Credit Opportunity Master Fund, L.P.  (Incorporated by reference to Exhibit 10.40 to our Form 10-K filed on March 17, 2014)

10.41

Share Purchase Agreement dated December 16, 2013, by and among HNR Energia B.V., Harvest Natural Resources, Inc., Petroandina Resources Corporation N.V. and Pluspetrol Resources Corporation B.V. (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on December 20, 2013)

10.42

Shareholders’ Agreement dated as of December 16, 2013, by and among HNR Energia B.V. and Petroandina Resources Corporation N.V. (Incorporated by reference to Exhibit 10.42 to our Form 10-K filed on March 17, 2014)

16.1	Letter from UHY LLP, dated December 4, 2014, addressed to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to our Form 8-K filed on December 5, 2014)
21.1	List of subsidiaries. (Incorporated by reference to Exhibit 21.1 to our Form 10-K filed on March 17, 2014)
23.1	Consent of UHY LLP
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of Ryder Scott Company, LP
23.4	Consent of BDO USA, LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer
32.1	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer
32.2

Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer

99.1	Reserve report dated February 26, 2014 prepared by Ryder Scott Company for HNR Finance B.V.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

†   Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) and (b) of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and

Stockholders of Harvest Natural Resources, Inc.

We have audited Harvest Natural Resources, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harvest Natural Resources, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harvest Natural Resources, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended and our report dated March 26, 2015 expressed an unqualified opinion thereon and contains an explanatory paragraph referring to the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP

Houston, Texas

March 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Harvest Natural Resources, Inc.

We have audited the accompanying consolidated balance sheet of Harvest Natural Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harvest Natural Resources, Inc. and subsidiaries as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Notes 2 and 3 to the consolidated financial statements, the Company has not generated revenue and has incurred recurring losses, including significant impairments of its investment in affiliate and unproved oil and gas properties in 2014, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harvest Natural Resources, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas

March 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Harvest Natural Resources, Inc.

We have audited the accompanying consolidated balance sheet of Harvest Natural Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We also audited the reclassification adjustments described in Note 16 that were applied to the segment information for the year ended December 31, 2012. In our opinion, such reclassification adjustments are appropriate and have been properly applied to the segment information to conform to the current year presentation.

/s/ UHY LLP

Houston, Texas

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harvest Natural Resources, Inc.

In our opinion, the consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the year ended December 31, 2012, before the effects of the adjustments to retrospectively reflect the changes in the presentation of reportable segments described in Note 16, present fairly, in all material respects, the results of operations and cash flows of Harvest Natural Resources, Inc. and its subsidiaries for  the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America (the 2012 financial statements before the effects of the adjustments discussed in Note 16 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,585	$120,897
Restricted cash	25	148
Accounts receivable, net	339	1,962
Deferred income taxes	53	81
Prepaid expenses and other	353	2,030
TOTAL CURRENT ASSETS	7,355	125,118
LONG-TERM RECEIVABLE – AFFILIATE	—	15,097
INVESTMENT IN AFFILIATE	164,700	485,401
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	54,290	108,013
Other administrative property, net	217	378
TOTAL PROPERTY AND EQUIPMENT, NET	54,507	108,391
OTHER ASSETS	1,484	873
TOTAL ASSETS	$228,046	$734,880
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$1,697	$4,398
Accrued expenses	4,617	22,659
Accrued interest	97	380
Income taxes payable	5	2,178
Current deferred tax liability	45	43,162
Current portion – long term debt	—	77,480
Notes payable to noncontrolling interest owners	13,709	6,109
Other current liabilities	128	419
TOTAL CURRENT LIABILITIES	20,298	156,785
LONG-TERM DEFERRED TAX LIABILITY	14,655	29,787
WARRANT DERIVATIVE LIABILITY	—	1,953
OTHER LONG-TERM LIABILITIES	215	558
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 a share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 a share; Shares authorized 80,000 (2014 and 2013) Shares issued (2014 - 49,320; 2013 - 48,666) Shares outstanding (2014 - 42,748; 2013 - 42,115)	493	487
Additional paid-in capital	280,757	276,083
Retained earnings (deficit)	(101,208)	92,282
Treasury stock, at cost, 6,572 shares at December 31, 2014 (December 31, 2013: 6,551 shares)	(66,316)	(66,222)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	113,726	302,630
NONCONTROLLING INTERESTS	79,152	243,167
TOTAL EQUITY	192,878	545,797
TOTAL LIABILITIES AND EQUITY	$228,046	$734,880

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
EXPENSES:
Depreciation and amortization	$198	$341	$391
Exploration expense	6,267	15,155	8,838
Impairment expense - unproved property costs	57,994	575	2,900
Impairment expense - investment affiliate	355,650	—	—
Dry hole costs	—	—	685
General and administrative	29,496	29,365	26,012
	449,605	45,436	38,826
LOSS FROM OPERATIONS	(449,605)	(45,436)	(38,826)
OTHER NON-OPERATING INCOME (EXPENSE):
Investment earnings and other	3	280	348
Loss on sale of interest in Harvest Holding	(1,574)	(22,994)	—
Gain on sale of oil and gas properties	2,865	—	—
Gain (loss) on warrant derivative	1,953	3,517	(600)
Interest expense	(11)	(4,495)	(1,590)
Debt conversion expense	—	—	(3,645)
Loss on extinguishment of long-term debt	(4,749)	—	(5,425)
Foreign currency transaction losses	(219)	(820)	(113)
Other non-operating expenses	(61)	(1,849)	(2,905)
	(1,793)	(26,361)	(13,930)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(451,398)	(71,797)	(52,756)
INCOME TAX EXPENSE (BENEFIT)	(58,290)	73,087	(609)
LOSS FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM INVESTMENT AFFILIATE	(393,108)	(144,884)	(52,147)
EARNINGS FROM INVESTMENT AFFILIATE	34,949	72,578	67,769
INCOME (LOSS) FROM CONTINUING OPERATIONS	(358,159)	(72,306)	15,622
DISCONTINUED OPERATIONS	(554)	(5,150)	(14,410)
NET INCOME (LOSS)	(358,713)	(77,456)	1,212
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(165,223)	11,640	13,423
NET LOSS ATTRIBUTABLE TO HARVEST [COMPREHENSIVE LOSS]	$(193,490)	$(89,096)	$(12,211)
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(4.59)	$(2.12)	$0.06
Discontinued operations	(0.01)	(0.13)	(0.39)
Basic loss per share	$(4.60)	$(2.25)	$(0.33)
DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(4.59)	$(2.12)	$0.06
Discontinued operations	(0.01)	(0.13)	(0.39)
Diluted loss per share	$(4.60)	$(2.25)	$(0.33)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (Loss)	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at January 1, 2012	40,625	$406	$227,800	$193,589	$(66,104)	$83,678	$439,369
Issuance of common shares:
Exercise of stock options	122	1	718	—	—	—	719
Restricted stock awards	203	2	1,564	—	—	—	1,566
Employee stock-based compensation	—	—	1,934	—	—	—	1,934
Conversion of 8.25% senior convertible notes	4,932	49	29,058	—	—	—	29,107
Warrants issued	—	—	2,572	—	—	—	2,572
Purchase of treasury shares	—	—	—	—	(41)	—	(41)
Net income (loss)	—	—	—	(12,211)	—	13,423	1,212
Balance at December 31, 2012	45,882	458	263,646	181,378	(66,145)	97,101	476,438
Issuance of common shares:
Exercise of stock options	20	—	122	—	—		122
Sales of common shares	2,495	25	9,273	—	—		9,298
Restricted stock awards	269	4	924	—	—		928
Employee stock-based compensation	—	—	2,118	—	—		2,118
Purchase of treasury shares	—	—	—	—	(77)		(77)
Increase in equity held by noncontrolling interests due to sale of interest in affiliate	—	—	—	—	—	144,796	144,796
Dividend to noncontrolling interest owner	—	—	—	—	—	(10,370)	(10,370)
Net income (loss)	—	—	—	(89,096)	—	11,640	(77,456)
Balance at December 31, 2013	48,666	487	276,083	92,282	(66,222)	243,167	545,797
Issuance of common shares:
Sales of common shares	654	6	2,022	—	—	—	2,028
Restricted stock awards	—	—	2,073	—	—	—	2,073
Employee stock-based compensation	—	—	579	—	—	—	579
Purchase of treasury shares	—	—	—	—	(94)	—	(94)
Contributions from noncontrolling owners	—	—	—	—	—	1,208	1,208
Net loss	—	—	—	(193,490)	—	(165,223)	(358,713)
Balance at December 31, 2014	49,320	$493	$280,757	$(101,208)	$(66,316)	$79,152	$192,878

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(358,713)	$(77,456)	$1,212
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	198	354	423
Impairment expense - unproved property costs	57,994	3,770	9,312
Impairment expense - investment affiliate	355,650	—	—
Dry hole costs	—	—	5,617
Amortization of debt financing costs	28	1,489	690
Amortization of discount on debt	—	2,641	543
Loss on sale of interest in Harvest Holding	1,574	22,994	—
Gain on sale of oil and gas properties	(2,865)	—	—
Debt conversion expense	—	—	2,915
Foreign currency transaction loss	1,239	436	—
Allowance for account and note receivable	13,753	—	5,180
Expensing of accounts payable, carry obligation	—	—	(3,596)
Loss on extinguishment of long-term debt	4,749	—	5,425
Earnings from investment affiliate	(34,949)	(72,578)	(67,769)
Share-based compensation-related charges	2,652	3,046	3,500
(Gain) loss on derivatives	(1,953)	(3,517)	600
Changes in operating assets and liabilities:
Accounts and notes receivable	1,623	993	9,542
Prepaid expenses and other	339	710	(718)
Other assets	(328)	3,971	(87)
Accounts payable	(2,701)	428	(3,411)
Accrued expenses	(16,112)	3,790	4,757
Accrued interest	(360)	(244)	(238)
Income taxes payable	(2,173)	2,076	(587)
Deferred tax asset and liabilities	(58,221)	73,689	(821)
Other current liabilities	(291)	(3,119)	906
Other long-term liabilities	(343)	(550)	200
NET CASH USED IN OPERATING ACTIVITIES	(39,210)	(37,077)	(26,405)
CASH FLOWS FROM INVESTING ACTIVITIES:
Transaction costs from sale of interest in Harvest Holding	(3,742)	—	—
Proceeds from sale of oil and gas properties, net	2,865	—	—
Additions of property and equipment	(4,382)	(43,906)	(23,575)
Proceeds from sale of interest in investment affiliate, net	—	124,045	—
Payment from (advances to) investment affiliate, net	105	(531)	(414)
Decrease in restricted cash	123	852	200
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,031)	80,460	(23,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(79,750)	—	—
Debt extinguishment costs	(760)	—	—
Proceeds from issuance of note payable to noncontrolling interest owner	7,600	—	—
Proceeds from issuance of long-term debt	—	—	66,480
Contributions from noncontrolling interest owners	1,208	—	—
Net proceeds from issuances of common stock	2,036	9,420	719
Treasury stock purchases	(94)	(77)	—
Payments on note payable to noncontrolling interest owner	—	(4,260)	—
Financing costs	(311)	(196)	(3,324)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(70,071)	4,887	63,875
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(114,312)	48,270	13,681
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	120,897	72,627	58,946
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,585	$120,897	$72,627

See accompanying notes to consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

	Year Ended December 31,

	2014	2013	2012
Supplemental Cash Flow Information:	(in thousands)
Cash paid during the year for interest expense (net of capitalization)	$—	$487	$640
Cash paid during the year for income taxes	$1,128	$495	$216
Supplemental Schedule of Noncash Investing and Financing Activities:
Increase (decrease) in current liabilities related to additions of property and equipment	$(210)	$(13,926)	$10,500

During the year ended December 31, 2014, we settled 228,152 restricted stock awards with Harvest common stock valued at $1.1 million.  Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 20,611 shares being added to treasury stock at cost.

During the year ended December 31, 2013, we settled 160,600 restricted stock awards with Harvest common stock valued at $0.5 million.  Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 24,735 shares being added to treasury stock at cost.

During the year ended December 31, 2012, we settled 70,994 restricted stock units with Harvest common stock valued at $0.4 million.  Also, some of our employees elected to pay withholding tax on restricted stock grants on a cashless basis which resulted in 7,789 shares being added to treasury stock at cost.

See Note 11 – Debt and Notes Payable to Noncontrolling Interest Owners, and Note 15 – Stock-Based Compensation and Stock Purchase Plans for a discussion of other non-cash equity transactions.

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Organization

Harvest Natural Resources, Inc. (“Harvest”) is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1988, when it was incorporated under Delaware law.

We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). Our Venezuelan interests are owned through Harvest-Vinccler Dutch Holding B.V., a Dutch private company with limited liability (“Harvest Holding”). Our ownership of Harvest Holding is through HNR Energia B.V. (“HNR Energia”) in which we have a direct controlling interest. Prior to December 16, 2013, we indirectly owned 80 percent of Harvest Holding and we had one partner, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., (“Vinccler”, a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A.), which owned the remaining noncontrolling interest in Harvest Holding of 20 percent. We do not have a business relationship with Vinccler outside of Venezuela. On December 16, 2013, Harvest and HNR Energia entered into a Share Purchase Agreement (the “SPA”) with Petroandina Resources Corporation N.V. (“Petroandina”, a wholly owned subsidiary of Pluspetrol Resources Corporation B.V. (“Pluspetrol”)) and Pluspetrol to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400.0 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the SPA, when we sold a 29 percent equity interest in Harvest Holding for $125.0 million. This first transaction resulted in a loss on the sale of the interest in Harvest Holding of $23.0 million in the year ended December 31, 2013.  As a result of this first sale, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013 and the noncontrolling interest owners hold the remaining 49 percent with Petroandina having 29 percent and Vinccler continuing to own 20 percent. The second closing did not occur during 2014 and the SPA was terminated by the Company on January1, 2015. See Note 5 – Dispositions below for further information on this transaction.

Harvest Holding owns 100 percent of HNR Finance B.V. (“HNR Finance”), and HNR Finance owns a 40 percent interest in Petrodelta, S.A. (“Petrodelta”). Corporación Venezolana del Petroleo S.A. (“CVP”) and PDVSA Social S.A. owns the remaining 56 percent and 4 percent, respectively, of Petrodelta. Petroleos de Venezuela S.A. (“PDVSA”) owns 100 percent of CVP and PDVSA Social S.A. Through our indirect 51 percent in Harvest Holding, we indirectly own a net 20.4 percent interest in Petrodelta for the period from December 16, 2013 to date, and prior to December 16, 2013 we indirectly owned a 32 percent interest in Petrodelta through our indirect 80 percent interest in Harvest Holding during this period.

In addition to its 40 percent interest in Petrodelta, Harvest Holding also indirectly owns 100 percent of Harvest Vinccler, S.C.A. (“Harvest Vinccler”). Harvest Vinccler’s main business purposes are to assist us in the management of Petrodelta and in negotiations with PDVSA.

In addition to our interests in Venezuela, we also hold exploration and exploitation acreage offshore of the Republic of Gabon (“Gabon”) through the Dussafu Marin Permit (“Dussafu PSC”). See Note 8 – Gabon.

Note 2 – Liquidity and Going Concern

We expect that for 2015 we will not generate revenue, will continue to generate losses from operations, and our cash flows will not be sufficient to cover our operating expenses; therefore, expected continued losses from operations and uses of cash will be funded through debt or equity financings, farm-downs, delay of the discretionary portion of our capital spending to future periods or operating cost reductions.  To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt or equity financing, a sale or farm-downs of assets, delay of the discretionary portion of our capital spending to future periods or operating cost reductions.  Our ability to continue as a going concern also depends upon the success of our planned exploration and development activities.  There can be no guarantee of future capital acquisition, fundraising or explorations success or that we will realize the value of our exploration and exploitation acreage and suspended wells.  We believe that we will continue to be successful in securing any funds necessary to continue as a going concern.  However, our current cash position and our ability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

Historically, our primary ongoing source of cash has been dividends from Petrodelta and the sale of oil and gas properties. Our primary use of cash has been to fund oil and gas exploration projects, principal payments on debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. See Note 8 – Gabon, Note 9 – Indonesia and Note 13 – Commitments and Contingencies for our contractual commitments.

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

We used a portion of the $125.0 million in proceeds from the sale of the 29 percent interest in Harvest Holding that we received on December 16, 2013, to redeem all of our 11% Senior Notes. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. The remaining $45.0 million of the proceeds from the first closing have been used for capital expenditures and for general operating expenses.

On July 2, 2014, we completed the sale of our rights under a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area for net proceeds of $2.9 million and recorded that amount as a gain of sale of oil and gas properties.  This area is located in the South China Sea and is the subject of a border dispute between People’s Republic of China and Socialist Republic of Vietnam.

On July 10, 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Under the shelf registration statement, we could offer and sell up to $300.0 million of various types of securities, including unsecured debt securities, common stock, preferred stock, warrants and units.  Additionally, the shelf registration statement allows selling stockholders to resell up to an aggregate of 686,761 common shares upon the exercise of currently outstanding warrants.

On August 28, 2014, Petroandina exercised its right to a one month extension of the termination date of the SPA.  In accordance with the extension the Company had the option to borrow $2.0 million from Petroandina, which it exercised.  Petroandina again extended the SPA on September 29, and October 30, 2014, with the Company borrowing $2.0 million per extension.  On November 27, 2014, Petroandina exercised their final extension and the company borrowed the final maximum amount allowed of $1.6 million.  Quarterly interest payments began on December 31, 2014 with the principal due January 1, 2016.  Interest accrues at a rate of 11%.  As of December 31, 2014, the Company’s note payable balance to Petroandina was $7.6 million.

On September 4, 2014, we entered into a Distribution Agreement  with a sales agent (the “Agent”) to sell shares of the Company’s common stock (the “ATM Shares”), for up to $75.0 million aggregate gross sale proceeds, from  time to time in “at-the-market” offerings (the “ATM offering”). During the year ended December 31, 2014 we issued 653,832 shares under the ATM offering at a weighted average sale price of $3.10 per share resulting in proceeds to us of approximately $2.0 million, net of fees paid to the Agent and other costs associated with the Distribution Agreement. Under the terms of the ATM offering, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange (“NYSE”) at market prices or as otherwise agreed by the Company and the Agent.  The Company may also sell the ATM Shares from time to time to the Agent as principal for its own account at a price to be agreed upon at the time of the sale.  Any sale of ATM Shares to the Agent as principal would be pursuant to the terms of a separate agreement between the Company and the Agent.    On March 10, 2015 we received a notice from our Agent terminating, effective immediately, the Distribution Agreement dated September 4, 2014, between the Company and the Agent. The Agent terminated this agreement under Section 9 of the Distribution Agreement primarily as a result of declines in the price of the Company’s stock and the Agent’s concern regarding the Company’s liquidity and existing and potential legal proceedings.

We are currently marketing our non-Venezuelan assets and talking to potential buyers, and we intend to continue our consideration of a possible sale of some or all of our non-Venezuelan assets if we are able to negotiate a sale or sales in transactions that our Board of Directors believes are in the best interests of the Company and its stockholders.     Since we no longer have any obligations under the 11% Senior Notes, and given that we do not currently have any operating cash inflows, we may also decide to access additional capital through equity or debt sales; however, there can be no assurance that such financing will be available to the Company or on terms that are acceptable to the Company.

Failure to generate sufficient cash flow, raise additional capital through debt or equity financings, farm-downs, or further reduce operating costs could have a material adverse effect on our ability to meet our short- and long-term liquidity needs and achieve our intended long-term business objectives.

The above circumstances raise substantial doubt about our ability to continue as a going concern.  While we believe the issuance of additional equity securities, short- or long-term debt financing, farm-downs, delay of the discretionary portion of our capital spending to future periods or operating cost reductions could be put into place which would not jeopardize our operations and future growth plans, there can be no assurance that such financings will be successful.

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

On February 13, 2015, the Company received notification from the NYSE that the Company had fallen below the NYSE's continued listing standards, which require a minimum average closing price of $1.00 per share over 30 consecutive trading days.    Under the NYSE's rules, Harvest has a period of six months from the date of the NYSE notice to bring its share price and 30 trading-day average share price back above $1.00.  During this period, Harvest's common stock will continue to be traded on the NYSE, subject to the Company's compliance with other NYSE continued listing requirements.  As required by the NYSE, in order to maintain its listing, Harvest has notified the NYSE that it intends to cure the price deficiency.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Third-party interests in our majority-owned subsidiaries are presented as noncontrolling interests.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  These reclassifications did not affect our consolidated financial results.

Investment in Petrodelta

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method.  We ceased recording earnings from Petrodelta in the second quarter 2014 due to the expected sales price of the second closing purchase agreement approximating the recorded value of our investment in Petrodelta.  The Company was not able to obtain approval from the government of Venezuela during 2014 and on January 1, 2015 we terminated the SPA.  As a result of numerous actions and inactions of Petrodelta’s controlling shareholder (the government of Venezuela) and our inability to obtain approval for the second closing, we have determined that we no longer have any significant of influence within our investment in Petrodelta and in accordance with Accounting Standards Codification “ASC 823 – Investments – Equity Method”, we have decided to account for our investment in Petrodelta under the cost method (“ASC 320 – Investments – Debt and Investments Securities”), effective December 31, 2014.  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.   In connection with the change in the method of accounting, we performed an impairment analysis of the carrying value of our investment.  Based on this assessment we recorded a one-time pre-tax impairment charge of $355.7 million against the carrying value of our investment.  We will continue to monitor the carrying value of our investment and may record additional impairments if we believe that any future decrease in the estimated fair value of the investment to be other than temporary.

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

Reporting and Functional Currency

The United States Dollar (“U.S. Dollar”) is the reporting and functional currency for all of our controlled subsidiaries and Petrodelta. Amounts denominated in non-U.S. Dollar currencies are re-measured into U.S. Dollars, and all currency gains or losses are recorded in the consolidated statements of operations and comprehensive loss. There are many factors that affect foreign exchange rates and the resulting exchange gains and losses, many of which are beyond our influence.

See Note 6 – Investment in Affiliate and Note 7 – Venezuela - Other for a discussion of currency exchange rates and currency exchange risk on Petrodelta’s and Harvest Vinccler’s businesses.

Cash and Cash Equivalents

Cash equivalents include money market funds and short term certificates of deposit with original maturity dates of less than three months.

Restricted Cash

Restricted cash is classified as current or non-current based on the terms of the agreement. Restricted cash at December 31, 2014 represents cash held in a U.S. bank used as collateral for our foreign credit card program.  Restricted cash at December 31, 2013 represents $0.1 million held in a U.S. bank used as collateral for a customs bond for the Dussafu PSC and $0.05 million held in a U.S. bank as collateral for our foreign credit card program.

Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, dividend receivable, notes payable and derivative financial instruments. We maintain cash and cash equivalents in bank deposit accounts with commercial banks with high credit ratings, which, at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due the nature of our receivables, which include primarily joint venture partner’s receivable, long-term receivable – investment affiliate and income tax receivable. In the normal course of business, collateral is not required for financial instruments with credit risk.

Oil and Gas Properties

The major components of property and equipment are as follows (in thousands):

	As of December 31,
	2014	2013
Unproved property costs	$50,324	$103,917
Oilfield inventories	3,966	4,096
Other administrative property	2,670	2,710
Total property and equipment	56,960	110,723
Accumulated depreciation	(2,453)	(2,332)
Total property and equipment, net	$54,507	$108,391

Property and equipment are stated at cost less accumulated depreciation. Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of property and equipment, net of the related accumulated depreciation is removed and, if appropriate, gains or losses are recognized in investment earnings and other. We did not record any depletion expense in the years ended December 31, 2014, 2013 and 2012 as there was no production related to proved oil and gas properties.

We follow the successful efforts method of accounting for our oil and gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that proved reserves, as that term is defined in Securities and Exchange Commission (“SEC”) regulations, have not been discovered, capitalized costs associated with the drilling of the exploratory well are charged to expense. Costs of drilling successful exploratory wells, all development wells, and related production equipment and facilities are capitalized and depleted or depreciated using the unit-of-production method as oil and gas is produced. During the years ended December 31, 2014 and 2013, we expensed no dry hole costs. During the year ended December 31, 2012, we expensed dry hole costs of $0.7 million related to the drilling of Karama-1 (“KD-1”) and first sidetrack, KD-1ST, on the Budong PSC. See Note 9 – Indonesia.

Leasehold acquisition costs are initially capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period. Costs of maintaining and retaining unproved leaseholds are included in exploration expense.  Costs of impairment of unsuccessful leases are included in impairment expense.  Impairment is based on specific identification of the lease.

Costs of expired or abandoned leases are charged to exploration expense, while costs of productive leases are transferred to proved oil and gas properties.

Proved oil and gas properties are reviewed for impairment at a level for which identifiable cash flows are independent of cash flows of other assets when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future net cash flows are determined based on estimated future oil and gas sales revenues less future expenditures necessary to develop and produce the reserves. If the sum of these undiscounted estimated future net cash flows is less than the carrying amount of the property, an impairment loss is recognized for the excess of the property’s carrying amount over its estimated fair value, which is generally based on discounted future net cash flows. We did not have any proved oil and gas properties in 2014,  2013 or 2012.

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

Unproved property costs, excluding oilfield inventories, consist of (in thousands):

	As of December 31,
	2014	2013
Budong PSC	$—	$4,470
Dussafu PSC	50,324	99,447
Total unproved property costs	$50,324	$103,917

During the year ended December 31, 2014, we recorded impairment expense related to our Budong Project in Indonesia ($7.7  million) and our Dussafu Project in Gabon ($50.3 million). During the year ended December 31, 2013, we recorded impairment expense related to our Budong Project in Indonesia ($0.6 million) and our project in Colombia ($3.2 million, which is reflected in discontinued operations). During the year ended December 31, 2012, we impaired the carrying value of Block 64 EPSA in Oman (which is reflected in discontinued operations) ($6.4 million) and WAB -21 in China ($2.9 million).

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the year ended December 31, 2014, depreciation expense was $0.2 million ($0.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively).

Other Assets

Other Assets at December 31, 2014 and 2013 include deposits, prepaid expenses which are expected to be realized in the next 12 to 24 months and a blocked payment related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) See Note 13 – Commitments and Contingencies. Other assets at December 31, 2014 also consisted of deferred financing costs. Deferred financing costs relate to specific financings and are amortized over the life of the financings to which the costs relate using the interest rate method. At December 31, 2013 the deferred financing costs of $1.3 million were reclassified to prepaid expenses in current assets (see Note 11 – Debt).

	As of December 31,
	2014	2013
	(in thousands)
Deposits and long-term prepaid expenses	$101	$139
Deferred financing costs	283	—
Gabon PSC – blocked payment	1,100	734
	$1,484	$873

Reserves

We measure and disclose oil and gas reserves in accordance with the provisions of the SEC’s Modernization of Oil and Gas Reporting and ASC 932, “Extractive Activities – Oil and Gas” (“ASC 932”). All of our reserves are owned through our investment in Petrodelta. We do not have any wholly owned reserves at December 31, 2014 or 2013.

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the year ended December 31, 2014, we capitalized interest costs for qualifying oil and gas property additions related to Gabon of $0.5 million ($8.3 million and $3.0 million during the years ended December 31, 2013 and 2012, respectively).

Derivative Financial Instruments

Under ASC 480 “Distinguishing Liabilities From Equity”, certain of our financial instruments with anti-dilution protection features do not meet the conditions to obtain equity classification, as there are conditions which may require settlement by transferring assets, and are required to be carried as derivative liabilities, at fair value, with changes in fair value reflected in our consolidated statements of operations and comprehensive loss. See Note 12 – Warrant Derivative Liabilities for additional disclosures related to the warrant derivative financial instruments issued under the warrant agreements dated November 2010 in connection with a $60 million term loan facility (the “Warrants”). In the occurrence of a fundamental change, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50 percent of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.”

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

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, advances to investment affiliate, dividend receivable, long-term debt and warrant derivative liability. We maintain cash and cash equivalents in bank deposit accounts with commercial banks with high credit ratings, which, at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of our receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.

The estimated fair value of our note payable to Vinccler is consistent with its carry value as the principal due is static (Level 2) with only the interest payable tied to market changes. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The following table presents the estimated fair values of our stock appreciation rights and restricted stock units (Level 2) and our investment in Petrodelta and the Dussfu PSC (Level 3).  The estimated fair value of our interest in Petrodelta was determined based on the estimated fair value of Petrodelta’s assets and liabilities, discounted by a factor (40%) for the lack of marketability and control.  Our fair value measurement was based on significant inputs that were not observable in the market and thus represent a level 3 measurement.  Significant level 3 assumptions used in the determination of the estimated future net revenues from Petrodelta’s oil and gas properties included estimates of prices of oil and natural gas, production costs, capital development expenditures and timing of oil and natural gas production from proved developed and undeveloped reserves. The calculated estimated future net revenues were then discounted using an estimated weighted average cost of capital of 25%, which included inputs related to the Venezuelan country risk.

As of December 31, 2014, the impairment recognized to the carrying value of our property in Gabon was based on our current liquidity needs, the recent decrease in oil and gas prices, the marketability of our property and the limited time we have to develop the project.

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Non recurring
Assets:
Investment in affiliate	$—	$—	$164,700	$164,700
Dussafu PSC	—	—	50,324	50,324
	$—	$—	$215,024	$215,024

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities:
Stock appreciation rights liability	$—	$356	$—	$356
Restricted stock units liability	—	652	—	652
	$—	$1,008	$—	$1,008

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities:
Stock appreciation rights liability	$—	$1,593	$—	$1,593
Restricted stock units liability	—	979	—	979
	$—	$2,572	$—	$2,572

As of December 31, 2014, we had $0.4 million for our stock appreciation rights (“SARs”) and $0.4 million for our restricted stock units (“RSUs”) recorded in accrued expenses.  Our remaining $0.2 million for the RSUs liability was in other long-term liabilities.  As of December 31, 2013, we had $1.6 million for SARs and $0.4 million for RSUs recorded in accrued expenses and $0.6 million for RSUs in other long-term liabilities

As discussed in Note 11 – Debt and Notes Payable to Noncontrolling Interest Owners, the 11% Senior Notes were redeemed at face value on January 11, 2014 following a notice of redemption issued in December 2013. Therefore, the fair value of our fixed interest debt instruments is stated at the redemption amount.  See Note 15 – Stock-Based Compensation and Stock Purchase Plans for the stock appreciation rights and restricted stock units for inputs and valuations.  See Note 6 – Investment in Affiliate for inputs and related Petrodelta investment valuation.

Derivative Financial Instruments

The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of December 31, 2014 and 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value liabilities and their placement within the fair value hierarchy levels. See Note 12 – Warrant Derivative Liability for a description and discussion of our warrant derivative liability as well as a description of the valuation models and inputs used to calculate the fair value.

As of December 31, 2014
	Level 1	Level 2	Level 3	Total
(in thousands)
Liabilities:
Warrant derivative liability	$—	$—	$—	$—

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Warrant derivative liability	$—	$—	$1,953	$1,953

We record the net change in the fair value of the derivative positions listed above in gain (loss) on warrant derivative liability in our consolidated statements of operations and comprehensive loss. During the year ended December 31, 2014, a gain of $2.0 million was recorded to reflect the change in fair value of the warrants ($3.5 million loss and $0.6 million gain during the years ended December 31, 2013 and 2012, respectively).

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Financial liabilities - warrant derivative liability:
Beginning balance	$1,953	$5,470	$4,870
Change in fair value	(1,953)	(3,517)	600
Ending balance	$—	$1,953	$5,470

During the year ended December 31, 2014, there were no transfers between Level 1, Level 2 and Level 3 liabilities or investments.

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

Since December of 2013 we  have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings were permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.

Valuation and Qualifying Accounts

Our valuation and qualifying accounts are comprised of the deferred tax valuation allowance, investment valuation allowance and Value-Added Tax (“VAT”) receivable valuation allowance. Balances and changes in these accounts are, in thousands:

		Additions
	Balance at Beginning of Year	Charged to Income	Other		Deductions From Reserves Credited to Income	Balance at End of Year

	(in thousands)
At December 31, 2014
Amounts deducted from applicable assets
Deferred tax valuation allowance	$59,576	$129,480	$(7,150)	(a)	$—	$181,906
Investment valuation allowance	1,350	—	—		—	1,350
Long-term receivable - investment affiliate	—	13,753	—		—	13,753
Value added tax receivable valuation allowance	2,792	—	—		—	2,792
At December 31, 2013
Amounts deducted from applicable assets
Deferred tax valuation allowance	$68,419	$—	$—		$(8,843)	$59,576
Investment valuation allowance	1,350	—	—		—	1,350
Value added tax receivable valuation allowance	—	2,792	—		—	2,792
At December 31, 2012
Amounts deducted from applicable assets
Deferred tax valuation allowance	$53,116	$15,303	$—		$—	$68,419
Investment valuation allowance	1,350	—	—		—	1,350

(a) Attributable to reversal of temporary differences related to discontinued operations.

New Accounting Pronouncements

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income (loss) from continuing operations(a)	$(192,936)	$(83,946)	$2,199
Discontinued operations	(554)	(5,150)	(14,410)
Net loss attributable to Harvest	$(193,490)	$(89,096)	$(12,211)
Weighted average common shares outstanding	42,039	39,579	37,424
Effect of dilutive securities	—	—	167
Weighted average common shares, diluted	42,039	39,579	37,591
Basic earnings (loss) per share:
Income (loss) from continuing operations(a)	$(4.59)	$(2.12)	$0.06
Discontinued operations	(0.01)	(0.13)	(0.39)
Basic loss per share	$(4.60)	$(2.25)	$(0.33)
Diluted earnings (loss) per share:
Income (loss) from continuing operations(a)	$(4.59)	$(2.12)	$0.06
Discontinued operations	(0.01)	(0.13)	(0.39)
Diluted loss per share	$(4.60)	$(2.25)	$(0.33)

(a)	Net of net income attributable to noncontrolling interests.

The year ended December 31, 2014 per share calculations above exclude  0.2 million unvested restricted shares, 4.5 million options and  2.5 million warrants because they were anti-dilutive. The year ended December 31, 2013 per share calculations above exclude 0.3 million unvested restricted shares, 4.2 million options and 2.5 million warrants because they were anti-dilutive. The year ended December 31, 2012 per share calculations above exclude 0.3 million unvested restricted shares, 3.9 million options and 2.4 million warrants because they were anti-dilutive.

Note 5 – Dispositions

Share Purchase Agreement

On December 16, 2013, Harvest and HNR Energia entered into the SPA with Petroandina and Pluspetrol, its parent, to sell all of our 80 percent equity interest in Harvest Holding to Petroandina in two closings for an aggregate cash purchase price of $400.0 million. The first closing occurred on December 16, 2013 contemporaneously with the signing of the SPA, when we sold a 29 percent equity interest in Harvest Holding for $125.0 million. This first transaction resulted in a loss on the sale of the interest in Harvest

Holding of $23.0 million in the year ended December 31, 2013. As a result of this first sale, we indirectly own 51 percent of Harvest Holding beginning December 16, 2013 and the noncontrolling interest owners hold the remaining 49 percent, with Petroandina having 29 percent and Vinccler continuing to own 20 percent. The second closing, for the sale of a 51 percent equity interest in Harvest Holding for a cash purchase price of $275.0 million, was subject to, among other things, approval by the holders of a majority of our common stock and approval by the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela (which indirectly owns the other 60 percent interest in Petrodelta).

On May 7, 2014, Harvest’s stockholders voted to authorize the sale of the remaining interests in Harvest Holding.  Once stockholders’ approval was obtained, the SPA allowed for 120 days, or until September 7, 2014, for consummation of the sale, extension of the SPA or termination of the SPA.  Petroandina had the right to extend the SPA beyond the termination date in increments of one month, but not beyond December 31, 2014, in exchange for the Company’s right to borrow up to $2.0 million, not to exceed $7.6 million in the aggregate, from Petroandina per each monthly extension.  Petroandina exercised this right through December 31, 2014 with the Company borrowing $7.6 million in total during this period.  Repayments of these loans are subject to certain conditions, one of which states that all outstanding loans (along with interest accrued and other amounts) would become due upon the final closing date of the SPA, with the second tranche proceeds  being reduced by such outstanding amounts.  If the SPA was terminated by either party, any outstanding loans would become due one year from the date of the termination.

On January 1, 2015, HNR Energia exercised its right to terminate the SPA in accordance with its terms as a result of the failure to obtain the necessary approval from the Government of Venezuela. As a result of the termination of the SPA, the Company will retain its 51 percent equity interest in Harvest Holding, and Petroandina will retain its 29 percent equity interest in Harvest Holding.

HNR Energia and Petroandina also entered into a Shareholders’ Agreement (the “Shareholders’ Agreement”) on December 16, 2013, regarding the shares of Harvest Holding. The Shareholders’ Agreement became effective upon the termination of the SPA.

China

On July 2, 2014, we completed the sale of our rights under a petroleum contract with China National Offshore Oil Corporation for the WAB-21 area for net proceeds of $2.9 million and recorded that amount as a gain of sale of oil and gas properties.  This area is located in the South China Sea and is the subject of a border dispute between China and Socialist Republic of Vietnam.  See Note 10 – China.

Discontinued Operations

Oman

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

We received notices of default from our partners for failing to comply with certain terms of the farm-out agreements for Block VSM14 and Block VSM15, followed by notices of termination on November 27, 2013. As discussed further in Note 13 — Commitments and Contingencies, our partners filed for arbitration of claims related to these agreements. We accrued $2.0 million as of December 31, 2013 related to this matter. After evaluating these circumstances, we determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million, which included $2.0 million accrual related to arbitration, during the year ended December 31, 2013. In December 2014, we settled all arbitration claims for a payment of $2.0 million and the arbitration was dismissed.  We are in the process of closing and exiting our Colombia venture.  As we no longer have any interests in Colombia, we have reflected the results in discontinued operations.

United States - Antelope

During the year ended December 31, 2012, we incurred $0.1 million of expense related to settlement of royalty payments to the Mineral Management Services, expensing of $5.2 million of accounts and note receivable and $3.6 million of accounts payable, carry obligation related to the settlement of all outstanding claims with a private third party on the Antelope Project. The note receivable related to a prospect leasing cost financing arrangement.

Oman operations, Colombia operations and the Antelope Project have been classified as discontinued operations. No revenues were recorded related to these projects for the years presented.  Expenses are shown in the table below:

	Year Ended December 31,
	2014	2013	2012
Loss from Discontinued Operations:	(in thousands)
Oman	$(27)	$(674)	$(12,711)
Colombia	(527)	(4,476)	—
Antelope	—	—	(1,699)
	$(554)	$(5,150)	$(14,410)

Note 6 – Investment in Affiliate

Venezuela – Petrodelta, S.A.

The following table summarizes the changes in our investment in Affiliate (Petrodelta) during the years ended December 31, 2014 and 2013.  Petrodelta’s reporting and functional currency is the U.S. Dollar.

	Year Ended December 31,
	2014	2013
	(in thousands)
Investment at beginning of year	$485,401	$412,823
Equity in earnings	34,949	72,578
Impairment	(355,650)	—
Investment at end of year	$164,700	$485,401

Our 40 percent investment in Petrodelta is owned through our subsidiary, Harvest-Vinccler Dutch Holding BV, a Dutch private company with limited liability.   Up until December 16, 2013 we had an 80 percent interest in Harvest Holding.  On December 16, 2013, Harvest entered into a share purchase agreement (“SPA”) with Petroandina Resources Corporation to sell our 80 percent equity interest in Dutch Holding in two closings for an aggregate cash purchase price of $400.0 million.  The first closing occurred on December 16, 2013 when we sold a 29 percent equity interest in Harvest Holding for $125.0 million.  As a result of the first sale, we own 51 percent of Harvest Holding beginning December 16, 2013 and the non-controlling interest owners hold the remaining 49 percent.

The Company was not able to obtain approval from the government of Venezuela during 2014, which was required to complete the second closing for our remaining 51 percent interest in Petrodelta and on January 1, 2015 we terminated the SPA.  As a result of numerous actions and inactions of Petrodelta’s controlling shareholder (the government of Venezuela) and our inability to obtain approval for the second closing, we have determined that we no longer have any significant of influence within our investment in Petrodelta and in accordance with Accounting Standards Codification “ASC 823 – Investments – Equity Method”, we have decided to account for our investment in Petrodelta under the cost method (“ASC 320 – Investments – Debt and Investments Securities”), effective December 31, 2014.  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.

In connection with the change in the method of accounting, we performed an impairment analysis of the carrying value of our investment.  The impairment analysis required us to estimate the fair value of our investment in Petrodelta and compare the estimated fair value to our carrying value.  The estimated fair value of our investment was determined based on the estimated fair value of Petrodelta’s oil and gas properties and other net assets at December 31, 2014, discounted by a factor for the lack of marketability and control.  Based on this analysis, we recorded a one-time pre-tax impairment charge of $355.7 million.  In addition to the impairment charge, we recorded an allowance of $12.2 million to fully reserve the dividend receivable due from Petrodelta relating to the dividend declared in 2011.

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

•

Depletion expense: Oil and gas reserves used by Petrodelta in calculating depletion expense under IFRS are provided by Ministry of the People’s Power for Petroleum and Mining (“MENPET”). MENPET reserves are not prepared using the guidance on extractive activities for oil and gas (ASC 932). At least annually at yearend, we prepare reserve reports for Petrodelta’s oil and gas reserves using ASC 932. On a quarterly basis, we recalculate Petrodelta’s depletion using the most recent reserve report using ASC 932.

•

Under U.S. GAAP abandoned well costs are capitalized and depleted using the guidance on extractive activities for oil and gas under Successful Effects accounting.  To conform to U.S. GAAP we reclassified $13.9 million in abandoned wells costs expensed to lease operating costs to depletable costs as per ASC932.

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

•

Petrodelta’s revenues are not subject to a value-added tax (“VAT”).  However, most of their purchases are subject to VAT.  The result is that Petrodelta has $153.7 million of VAT receivables or VAT credits.   Petrodelta has recorded a corresponding valuation allowance of $38.2 million against these VAT credits.  At December 2014, the valuation allowance of the VAT credits was adjusted for our U.S. GAAP presentation.  Under U.S. GAAP, sufficient evidence did not exist to support Petrodelta’s assumptions of recoverability at December 31, 2014.  Therefore, for US GAAP purposes the estimated recoverability of the VAT credits was extended to 5 years and the discount rate was increased to 24.0%.  The discount rate approximates the current yield on the 20-year Venezuelan 9 ¾ % bond.  The resulting value of the VAT credits, net of Petrodelta’s valuation allowance and U.S. GAAP adjustment, is $64.1 million.

•

Sports Law Overaccrual: The Organic Law on Sports, Physical Activity and Physical Education (“Sports Law”) was published in the Official Gazette on August 24, 2011. The purpose of the Sports Law is to establish the public service nature of physical education and the promotion, organization and administration of sports and physical activity. Funding of the Sports Law is by contributions made by companies or other public or private organizations that perform economic activities for profit in Venezuela. The contribution is one percent of annual net or accounting profit and is not deductible for income tax purposes. Per the Sports Law, contributions are to be calculated on an after-tax basis. However, in March 2012, CVP has instructed Petrodelta to calculate the contribution on a before-tax basis contrary to the Sports Law. As of December 31, 2014, the cumulative amount of overstatement of the liability by following this calculation method is $1.3 million ($0.3 million net to our 20.4 percent interest as of December 31, 2014). We have adjusted for the overaccrual of the Sports Law in the results reported for net income from affiliate during the applicable periods, i.e., the years ended December 31, 2014 and 2013.

In addition to the adjustments to arrive at Petrodelta’s net income under U.S. GAAP, earnings from  affiliate also reflect the amortization of the excess basis in affiliate using the unit-of-production method based on risk adjusted total current estimated reserves.

All amounts through Net Income under U.S. GAAP represent 100 percent of Petrodelta. Summary financial information has been presented below at December 31, 2014 and 2013, and for the years ended December 31, 2014,  2013 and 2012

	Year Ended December 31,
	2014	2013	2012
Results under IFRS:	(in thousands, except percentages)
Revenues:
Oil sales	$1,343,452	$1,326,093	$1,263,264
Gas sales	4,590	4,000	3,350
Royalty *	(437,281)	(440,963)	(423,069)
	910,761	889,130	843,545
Expenses:
Operating expenses	303,409	141,627	121,023
Workovers	28,239	29,168	17,302
Depletion, depreciation and amortization	129,409	87,203	86,004
General and administrative	45,623	37,778	31,753
Windfall profits tax	140,816	234,453	291,355
Windfall profits (credit) and reversal of credit	55,168	(55,168)	—
	702,664	475,061	547,437
Income from operations	208,097	414,069	296,108
Gain (loss) on exchange rate	(260)	169,582	—
Investment earnings and other	7,752	1,414	13
Interest expense	137	(21,728)	(7,017)
Income before income tax	215,726	563,337	289,104
Current income tax expense	103,619	325,217	127,080
Deferred income tax expense (benefit)	(32,617)	(17,662)	76,030
Net income under IFRS	144,724	255,782	85,994
Adjustments to increase (decrease) net income under IFRS:
Deferred income tax (expense) benefit	(2,841)	9,080	78,968
Depletion expense	(12,437)	(20,353)	7,282
Adjustment to lease operating costs to conform with GAAP	13,888	—	—
Windfall profits credit and (reversal) of credit	55,168	(55,168)	—
Adjust fair value of value added tax credits	(51,393)	—	—
Sports law over accrual	1,322	1,313	2,536
Net income under U.S. GAAP	148,431	190,654	174,780
Interest in investment affiliate	40%	40%	40%
Income before amortization of excess basis in investment affiliate	59,372	76,262	69,912
Amortization of excess basis in investment affiliate	(4,428)	(3,684)	(2,143)
Earnings from investment affiliate excluded from results of operations	(19,995)	—	—
Earnings from investment affiliate included in income	$34,949	$72,578	$67,769

*     As discussed below, royalties paid-in-kind have been adjusted to reflect market prices as required under U.S. GAAP.

	As of December 31,
	2014	2013

	(in thousands)
Financial Position under IFRS:
Current assets	$1,459,676	$1,906,595
Property and equipment	1,044,797	717,449
Other assets	241,478	181,116
Current liabilities	1,437,929	1,652,806
Other liabilities	147,242	136,298
Net equity	1,160,780	1,016,056

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

Sales Contract

The sale of oil and gas by Petrodelta to the Venezuelan government is pursuant to a Contract for Sale and Purchase of Hydrocarbons with PDVSA Petroleo S.A. (“PPSA”) signed on January 17, 2008. The form of the agreement is set forth in the Conversion Contract. Crude oil delivered from the Petrodelta Fields to PPSA is priced with reference to Merey 16 published prices, weighted for different markets, and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions. Merey 16 published prices are quoted and sold in U.S. Dollars. Natural gas delivered from the Petrodelta Fields to PPSA is priced at $1.54 per thousand cubic feet. Natural gas deliveries are paid in Venezuela Bolivars (“Bolivars”), but the pricing for natural gas is referenced to the U.S. Dollar. PPSA is obligated to make payment to Petrodelta of each invoice within 60 days of the end of the invoiced production month by wire transfer, in U.S. Dollars in the case of payment for crude oil and natural gas liquids delivered, and in Bolivars in the case of payment for natural gas delivered, in immediately available funds to the bank accounts designated by Petrodelta.

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

Since the Sales Contract provides for only one crude pricing formula, the Sales Contract had to be amended to include the Boscan pricing formula to allow Petrodelta to invoice PPSA for El Salto crude oil deliveries. Petrodelta received a draft amendment to the Sales Contract from PDVSA Trade and Supply. The pricing formula in the draft amendment has been used to accrue revenue for El Salto field deliveries from October 1, 2011 through December 31, 2014. Except for the inclusion of the Boscan pricing formula to be used in invoicing El Salto crude oil deliveries, all other terms and conditions of the Sales Contract remain in force. On January 31, 2013, Petrodelta’s board of directors endorsed the amendment to the Sales Contract. The amendment has been approved by CVP’s board of directors. HNR Finance, as shareholder, has agreed to the contract amendment. During 2015, Petrodelta completed billing PPSA for invoices for deliveries through November 2014.

CVP’s board of directors reviewed the amendment on April 30, 2013. A certificate of CVP’s final board resolution approving the amendment dated April 30, 2013 was received by Petrodelta on May 23, 2013. The remaining steps for the contract amendment are to (1) inform MENPET of the approval, (2) receive approval from Petrodelta’s shareholders to amend the Sales Contract including the Boscan formula, and (3) sign the contract amendment with PDVSA Trade and Supply.  As of December 31, 2014, revenues of $1,207.2 million ($756.7 million as of December 31, 2013) for El Salto remain uninvoiced to PPSA pending execution of the amendment. The amendment was signed in November 2014 and during January and February of 2015, Petrodelta completed billing PPSA for deliveries through November 2014. This invoicing resulted in an additional $98.6 million in revenue being recognized in the fourth quarter due to a pricing change in the formula included in the sales contract.

Payments to Contractors

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

Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs include consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta. Currently, we have three employees seconded into Petrodelta. Costs advanced are invoiced on a monthly basis to Petrodelta. Harvest Vinccler is considered a contractor to Petrodelta, and as such, Harvest Vinccler is also experiencing the slow payment of invoices. During the year ended December 31, 2014, Harvest Vinccler advanced to Petrodelta $0.1 million for continuing operations costs. Petrodelta and Petrodelta’s board have not indicated that the advances are not payable, nor that they will not be paid. Although payment is slow and the balance is increasing, payments continue to be received. We received $0.2 million in November 2014. We fully reserved the outstanding receivables of $1.6 million related to these advances as of December 31, 2014, which has been reflected in Harvest’s general and administrative costs.

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

Functional Currency

Petrodelta’s functional and reporting currency is the U.S. Dollar. PPSA is obligated to make payment to Petrodelta in U.S. Dollars in the case of payment for crude oil and in Bolivars for natural gas liquids delivered. In addition, major contracts for capital expenditures and lease operating expenditures are denominated in U.S. Dollars. Any dividend paid by Petrodelta will be made in U.S. Dollars.

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

As a result of legislation enacted in December 2013 and January and February of 2014, Venezuela now has a multiple exchange rate system. Most of Petrodelta’s transactions are subject to a fixed official exchange rate of 6.3. The Venezuelan government modified the currency exchange system whereby the official exchange rate of 6.3 Bolivars per USD would only apply to certain economic sectors related to purchases of “essential goods and services” while other sectors of the economy would be subject to a new exchange rate, SICAD I, determined by an auction process conducted by Venezuela's Complimentary System of Foreign Currency Administration. Participation in the SICAD I mechanism is controlled by the Venezuelan government and is limited to certain companies that operate in designated economic sectors.  In March 2014, an additional currency exchange mechanism was established by the Venezuelan government that allows companies within other economic sectors to participate in an additional auction process (“SICAD II”).  The exchange rate averaged approximately 50 Bolivars per USD for the re-measurement of our Bolivar denominated assets and liabilities and revenue and expenses.  The financial information is prepared using the official fixed exchange rate (6.3 from February 2013 through December 2014). At December 31, 2014, the balances in Petrodelta’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are1,590.4 million Bolivars  ($0.3 million) and 3,506.3 million  Bolivars  ($0.6 million), respectively.

On February 10, 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela (BCV) published in the Extraordinary Official Gazette No.6.171 Exchange Agreement No.33 with two Official Notices.  The first notice being that the SICAD II exchange rate would be no longer permitted.  Secondly, a new exchange rate called the Foreign Exchange Marginal System (“SIMADI”) has been created.  The SIMADI rate published on March 12, 2015 is 183.15 Bolivars per U.S. Dollars.

The SIMADI’s marginal system is available in limited quantities for individuals and companies to purchase and sell foreign currency via banks and exchange houses.  Currently the SIMADI marginal system is the only mechanism available to Harvest Vinccler.

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

Collective Labor Agreement

On February 11, 2014, the Collective Labor Agreement for the period from October 1, 2013 thru October 1, 2015, between the employees of the oil industry represented by the Venezuelan Unitary Federation of workers of the oil, gas, and derivatives (FUTPV) and PDVSA was signed. The Collective Labor Agreement established a salary raise and payroll and retirement benefits which had a significant impact on Petrodelta’s payroll cost. The most significant impact was a steep increase of salary around 90%, with 59% retroactive from October 1, 2013, a 23% raise in effect from May 1, 2014 and finally the remaining portion adjusted on January 1, 2015.

Dividends

On November 12, 2010, Petrodelta’s board of directors declared a dividend of $30.6 million, $12.2 million net to HNR Finance. Petrodelta shareholder approval of the dividend was received on March 14, 2011. Due to Petrodelta’s liquidity constraints caused by PDVSA’s insufficient monetary support and contractual adherence, as of December 31, 2014, this dividend has not been received, although it is due and payable. Petrodelta’s board of directors declared this dividend and has never indicated that the dividend is not payable, nor that it will not be paid. The dividend receivable is classified as a long-term receivable at December 31, 2014 and 2013 due to the uncertainty in the timing of payment. There is uncertainty with respect to the timing of the receipt of this dividend and whether future dividends will be declared or paid. During the term of the SPA, Harvest Holding could not pay any dividends to HNR Energia, and therefore we would not have benefited from any dividends paid by Petrodelta during this period.  Petrodelta did not declare or pay any dividends during this period.  During the year ended December 31, 2014, we recorded an allowance of $12.2 million, which is reflected in Harvest’s general and administrative costs, to fully reserve the dividend due from Petrodelta.

Note 7 – Venezuela – Other

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

We have determined that Harvest Vinccler is not eligible to apply for exchanges at the official rate nor have we been allowed to participate in the SICAD I auctions. We are both eligible and have successfully participated in SICAD II auctions during 2014 and as a result we have adopted the SICAD II exchange rate of approximately 50 Bolivars per USD for the re-measurement of our Bolivar denominated assets and liabilities and revenue and expenses, as we believe the SICAD II rate is most representative of the economics in which Harvest Vinccler operates. Prior to this change, we were using the official exchange rate of 6.3 Bolivars per USD.

Harvest Vinccler’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). During the year ended December 31, 2014, Harvest Vinccler exchanged approximately $0.4 million ($1.6 million during the year ended December 31, 2013) and received an average exchange rate of 34.4 Bolivars (6.9 Bolivars during the year ended December 31, 2013) per U.S. Dollar.  A loss on foreign currency transactions of $0.1 million was recognized during the year ended December 13, 2014 associated with participating in the SICAD II auction process.

On February 10, 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela (BCV) published in the Extraordinary Official Gazette No.6.171 Exchange Agreement No.33 with two Official Notices.  The first notice being that the SICAD II exchange rate would be no longer permitted.  Secondly, a new exchange rate called the Foreign Exchange Marginal System (“SIMADI”) has been created.  The SIMADI rate published on March 12, 2015 is 183.15 Bolivars per U.S. Dollars. The SIMADI’s marginal system is available in limited quantities for individuals and companies to purchase and sell foreign currency via banks and exchange houses.  Currently the SIMADI marginal system is the only mechanism available to Harvest Vinccler.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official 6.3 Bolivar exchange rate. At December 31, 2014, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 12.8 million Bolivars  ($2.0 million) and  6.0 million Bolivars  ($1.0 million), respectively.

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

During 2011, we drilled our first exploratory well, Dussafu Ruche Marin-1 (“DRM-1”), and two appraisal sidetracks. DRM-1 and sidetracks discovered oil of approximately 149 feet of pay within the Gamba and Middle Dentale Formations. DRM-1 and the sidetracks are currently suspended pending further exploration and development activities.

Operational activities during 2012 included completion of the time processing of 545 square kilometers of seismic, which was acquired in the fourth quarter of 2011, and well planning.

Well planning progressed during 2012 to drill an exploration well in the fourth quarter of 2012 on the Tortue prospect. DTM-1 well was spud November 19, 2012. DTM-1 was drilled with the Scarabeo 3 semi-submersible drilling unit. On January 4, 2013, we announced that DTM-1 had reached the Dental Formation and discovered oil in both the Gamba and Dentale formations. The first appraisal sidetrack of DTM-1 (“DTM-1ST1”) was spud in January 12, 2013. DTM-1ST1 was drilled to a total depth of 11,385 feet in the Dentale Formation, approximately 1,800 feet from DTM-1 wellbore and found 65 feet of pay in the primary Dentale reservoir. Several other stacked sands with oil shows were encountered; however, due to a stuck downhole tool, logging operations were terminated before pressure data could be collected to confirm connectivity. The downhole tool was retrieved and the DTM-1 well suspended for future re-entry.

Operational activities during 2014 included additional evaluation of development alternatives, preparation and a formal remittance of a field development plan along with continued processing of 3D seismic acquired in 2013.  On March 26, 2014, the joint venture partners approved a resolution that the discovered fields are commercial to exploit.  On June 4, 2014, a Declaration of Commerciality (“DOC”) was signed with Gabon pertaining to the four discoveries on the Dussafu Project offshore Gabon.  Furthermore, on July 17, 2014, the Direction Generale Des Hydrocarbures (“DGH”) awarded an Exclusive Exploitation Authorization (“EEA”) for the development and exploitation of certain oil discoveries on the Dussafu Project and on October 10, 2014, the field development plan was approved. The Company has four years from the date of the EEA approval to begin production.

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

Based upon the above noted activities and studies, the Company plans to either further develop, farm down, or sell (or a combination of these options) the Dussafu Project, while weighing the liquidity requirements necessary to maintain ongoing Company operations.

See Note 13 – Commitments and Contingencies for a discussion related to our Gabon operations.

The Dussafu PSC represents $54.3 million of unproved oil and gas properties including inventory on our December 31, 2014 balance sheet ($103.4 million at December 31, 2013).

In December 2014, we also impaired the carrying value of our property in Gabon by $50.3 million.  We recorded this impairment based on a qualitative analysis which considered our current liquidity needs, the recent decrease in oil and gas prices, the marketability of our property and the limited time we have to develop this project.

Note 9 – Indonesia

In 2007, we entered into a Farm-out Agreement to acquire a 47 percent interest in the Budong PSC located mostly onshore West Sulawesi, Indonesia. In April 2008, the Government of Indonesia approved the assignment to us of the 47 percent interest in the

Budong PSC. Our partner is the operator through the exploration phase as required by the terms of the Budong PSC, and we have an option to become operator, if approved by the Government of Indonesia and SKK Migas in any subsequent development and production phase.

We acquired our original 47 percent interest in the Budong PSC by committing to fund the first phase of the exploration program up to a cap of $17.2 million, including the acquisition of 2-D seismic and drilling of the first two exploration wells under a Farm-out Agreement with our partner in the Budong PSC. Prior to drilling the first exploration well, our partner had a one-time option to increase the level of the carried interest to a maximum of $20.0 million. On September 15, 2010, our partner exercised their option to increase the carry obligation by $2.7 million to a total of $19.9 million. The additional carry increased our ownership by 7.4 percent to 54.4 percent. On March 3, 2011, the Government of Indonesia approved this change in ownership interest.

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

In December 2012, we signed a farm-out agreement with the operator of the Budong PSC to acquire an additional 7.1 percent participating interest and to become operator of the Budong PSC. We assumed the role of operator effective March 25, 2013. Closing of this acquisition on April 22, 2013 increased our participating ownership interest in the Budong PSC to 71.5 percent with our cost sharing interest becoming 72 percent until first commercial production. As consideration for this transaction, we agreed to fund 100 percent of the costs of the first exploration well of the four-year extension to the Budong PSC.  The exploration well was not drilled by October 2014 (within 18 months of the date of approval from the Government of Indonesia of this transaction); consequently, our partner had the right to give us notice that the consideration for the additional 7.1 percent participating interest must be paid in cash for $3.2 million.

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

An application was made in October 2013 to defer the remaining 25 percent relinquishment that is required to be relinquished in January 2014. The government agreed to a 20 percent relinquishment, in principal, effective January 16, 2014 so the current area was 0.3 million acres.

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

During 2013 we were actively discussing the sale of our interests in Budong, and based on indications of interest received in December 2013, we determined that is it was appropriate to recognize an impairment expense of $0.6 million and a charge included in general and administrative expenses related to a valuation allowance on VAT we do not expect to recover of $2.8 million. The Budong PSC represents $4.6 million of unproved oil and gas properties including inventory on our December 31, 2013 balance sheet.

During the first quarter of 2014, the third party terminated the negotiations.  Additional inquiries into our interest in the Budong PSC did not lead to any other prospective buyer; therefore we fully impaired our remaining property value of $4.4 million as of March 31, 2014.

In parallel with the activities to find a prospective buyer, we approached our partner with a proposal for them to acquire Harvest’s participating interest and operatorship in the joint venture and Budong PSC. This was reviewed by their senior management and declined.  In June 2014, Harvest and our partner adopted a resolution to terminate the Budong PSC; therefore no further drilling will occur.  Harvest advised the Indonesian government of this decision on June 4, 2014, and is now in the process of finalizing the relinquishment of the interest.    As a result of these decisions, Harvest accrued a $3.2 million liability as of June 30, 2014 related to the December 5, 2012 farm-out agreement discussed above, thereby creating a total impairment expense of $7.7 million in the year ended December 31, 2014.  Harvest paid this $3.2 million liability in October 2014.

Harvest has elected an early adoption of FASB Accounting Standards Update No. 2014-08, which amended ASC 360 with regards to the definition of discontinued operations, and determined that the above actions surrounding the Budong PSC do not qualify as discontinued operations and therefore has accounted for all 2014 and 2013 financial activity within current operations.

Note 10 – China

In December 1996, we acquired a petroleum contract with China National Offshore Oil Corporation (“CNOOC”) for the WAB-21 area. The WAB-21 petroleum contract covers 6.2 million acres in the South China Sea, with an option for an additional 1.25 million acres under certain circumstances. Due to a border dispute between China and Socialist Republic of Vietnam, we were unable to pursue an exploration program during phase one of the contract. As a result, we obtained license extensions, with our final extension in effect until May 31, 2015. We fully impaired the carrying value of $2.9 million during the year ended December 31, 2012 due to our continued inability to pursue an exploration program.

On July 2, 2014, we completed the sale of our rights under the petroleum contract with CNOOC for the WAB-21 area for net proceeds of $2.9 million and recorded that amount as a gain of sale of oil and gas properties.

Note 11 – Debt and Notes Payable to Noncontrolling Interest Owners

Debt consists of the following:

	As of December 31,
	2014	2013

	(in thousands)
Senior Notes, unsecured, with interest at 11%	$—	$79,750
Discount on 11% senior unsecured notes	—	(2,270)
Less current portion	—	(77,480)
	$—	$—

	As of December 31,
	2014	2013

	(in thousands)
Notes payable to noncontrolling interest owners	$13,709	$6,109
	$13,709	$6,109

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

The 11 percent senior unsecured notes were issued at a price of 96 percent of principal amount. The original issue discount (“OID”) is recorded as a Discount on Debt. Warrants to purchase up to 0.7 million shares of our common stock with an exercise price of $10.00 per share were issued in connection with the 11 percent senior unsecured notes. The fair value of the warrants is recorded as Discount on Debt. The OID and Discount on Debt were being amortized over the life of the debt.

Financing costs associated with the 11 percent senior unsecured notes were recorded in other assets and were being amortized over the life of the notes. During the three months ended December 31, 2013, the financing costs were reclassified from other assets to current assets in prepaid costs.   The balance for financing costs, substantially all of which relates to the 11 percent senior unsecured notes, was $1.3 million at December 31, 2013 ($3.2 million at December 31, 2012).

We used a portion of the $125.0 million in proceeds from the sale of the 29 percent interest in Harvest Holding that we received on December 16, 2013, to redeem all of our 11% Senior Notes. The notes were redeemed on January 11, 2014, for $80.0 million, including principal and accrued and unpaid interest. As a result of the redemption, we recorded a loss on extinguishment of debt of approximately $3.6 million during the year ended December 31, 2014. This loss primarily includes the write off of the discount on debt ($2.3 million) and the expensing of financing costs related to the term loan facility ($1.3 million). During the second quarter of 2014, we recorded an additional loss on extinguishment of debt of approximately $1.1 million related to a provision for early debt repayment; therefore, during the year ended December 31, 2014 we recorded a total loss on extinguishment of debt of $4.7 million.

In the event that a sale of assets (farm-outs are not included in the definition of a sale of assets in the indenture) for more than $5.0 million in the aggregate occurs, within 30 days of such event, we were required to make an offer to all noteholders of our 11 percent senior unsecured notes to purchase the maximum principal amount of our 11 percent senior unsecured notes that may be purchased out of the sales proceeds at an offer price in cash in an amount equal to 105.5 percent of the principal amount plus accrued and unpaid interest, if any. In the event of a change in control or a sale of Petrodelta, the noteholders of our 11 percent senior unsecured notes had the right to require us to repurchase all or any part of the 11 percent senior unsecured notes at a repurchase price equal to 101 percent in the case of a change in control or 105.5 percent in the case of a sale of Petrodelta plus accrued interest.

As of December 31, 2012, we assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative. We considered the probabilities of these events occurring and determined that the derivative had a value of $0.0 million at December 31, 2012. Due to the notice of redemption issued on December 11, 2013 prior to a sale of assets, change in control or sale of Petrodelta, we determined that this feature was not an embedded derivative at December 31, 2013.

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

Non-cash payment of debt during the year ended December 31, 2011 was $0.5 million of senior convertible notes converted into 0.1 million share of common stock at a conversion rate of $5.71 per share. Non-cash payment of debt during the year ended December 31, 2012 was $25.5 million of the senior convertible notes exchanged for 4.6 million shares of common stock at an effective exchange price of $5.59 per share. The difference between the exchange price and the market price on the date of the transaction is recorded as debt conversion expense on our consolidated statements of operations and comprehensive loss. The remaining balance of the senior convertible notes, $6.0 million, was repaid during 2012 by way of a non-cash exchange for approximately $10.5 million of the 11 percent senior unsecured notes, the value of which was agreed to by us and the noteholder as the value that the noteholder would have otherwise attained had the noteholder converted the note into shares of common stock. The difference between the value of the senior convertible notes exchanged and the senior unsecured notes received is recorded as a loss on extinguishment of debt on our consolidated statements of operations and comprehensive loss.

Financing costs associated with the 8.25 percent senior convertible notes were amortized over the life of the notes and were recorded in other assets. In connection with the exchange of convertible notes into our common stock, we reclassified $0.6 million of deferred financing costs to additional paid in capital. Financing costs for the convertible notes were fully amortized or reclassified at December 31, 2012.

At December 31, 2014 and 2013, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest are payable upon the maturity date of December 31, 2015. We have classified the note as a current liability. Interest accrues at a rate of U.S. dollar based three month LIBOR plus 0.5%.  On March 6, 2015, Vinccler forgave the note payable and accrued interest of $6.2 million.

On August 28, 2014 Petroandina exercised its right to a one month extension of the termination date of the SPA.  In accordance with the extension the Company had the option to borrow $2.0 million from Petroandina, which it exercised.  Petroandina again extended the SPA on September 29, and October 30, 2014, with the company borrowing $2.0 million per extension.  On November 27, 2014, Petroandina exercised their final extension and the company borrowed the final maximum amount allowed of $1.6 million.  Quarterly interest payments began on December 31, 2014 with the principal due January 1, 2016.  Interest accrues at a rate of 11%.  As of December 31, 2014, the Company’s note payable balance to Petroandina was $7.6 million.

Note 12 – Warrant Derivative Liability

As of December 31, 2014, warrant derivative financial instruments consisted of 1,846,088 warrants (2013:  1,826,001 warrants;  2012:  1,720,334 warrants) issued under the warrant agreements dated November 2010 in connection with a $60 million term loan facility that was paid in May 2011 (see Note 15 – Stock-Based Compensation and Stock Purchase Plans, Common Stock Warrants).  The fair value of the warrants as of December 31, 2014 was $0.00 per warrant based upon our stock price at December 31, 2014 (2013:  $1.07 per warrant; 2012:  $3.18 per warrant).    The valuation for the warrants is based primarily on our stock price of $1.81 as December 31, 2014, their remaining life of 0.83 years and their strike price of $12.81 at December 31, 2014.

The Warrants, which have anti-dilution protection features, do not meet the conditions to obtain equity classification under ASC 480 “Distinguishing Liabilities From Equity” as there are conditions which may require settlement by transferring assets. These Warrants are required to be carried as derivative liabilities, at fair value, with current changes in fair value reflected in our consolidated statements of operations and comprehensive loss.

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

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Monte Carlo model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes. The Monte Carlo model is used on the Warrants to reasonably value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which are based on our estimates of the probability and timing of potential future financings and fundamental transactions. The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of the balance sheet dates presented on our consolidated balance sheets:

	Fair Value
	Hierarchy	As of December 31,
	Level	2014	2013
Significant assumptions (or ranges):
Stock price	Level 1 input	$1.81	$4.52
Term (years)		0.83	1.83
Volatility	Level 2 input	67%	94%
Risk-free rate	Level 1 input	0.21%	0.34%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability (fundamental change event/debt raise/equity raise)	Level 3 input	0%/100%/0%	60%/40%/0%

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

All our warrant derivative contracts are recorded at fair value and are classified as warrant derivative liability on the consolidated balance sheet. The following table summarizes the effect on our income (loss) associated with changes in the fair values of our warrant derivative financial instruments:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gain (loss) on warrant derivative	$1,953	$3,517	$(600)

$1,953	$3,517	$(600)

Note 13 – Commitments and Contingencies

We have employment contracts with five executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, excise tax reimbursement, outplacement services and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on or before May 31, 2015.

We have regional/technical offices in Singapore and Caracas and a field office Port Gentil, Gabon to support field operations in those areas.  We have various contractual commitments pertaining to leasehold, training, and development costs for the Dussafu PSC totaling $4.4 million. Under the EEA granted for the Dussafu PSC on July 17, 2014, we are required to commence production within four years of the date of grant in order to preserve our rights to production under the EEA.  We expect that significant capital expenditures will be required prior to commencement of production which is expected in 2016 under the approved field development plan. These work commitments are non-discretionary; however, we do have the ability to control the pace of expenditures.    The table below consists our contractual commitments office space and various other commitments:

	Payments Due by Period
		Less than
	Total	1 Year	1 - 2 Years	3-4 Years	After 4 Years

	(in thousands)
Obligations:
Oil and gas activities	$4,359	$969	$1,130	$1,130	$1,130
Office leases	242	107	81	54	—
Total contractual obligations	$4,601	$1,076	$1,211	$1,184	$1,130

In January 2013, the Budong PSC partners were granted a four year extension of the initial six year exploration term of the Budong PSC to January 15, 2017. The extension of the initial exploration term includes an exploration well, which if not drilled by January 2016, results in the termination of the Budong PSC. If we did not drill an exploration well before October 2014, our partner has the right to give us notice that the consideration for an additional 7.1 percent participating interest must be settled in cash for $3.2 million. In June 2014, we and our joint interest partner decided to relinquish both parties interest in Budong.  As a result, we recognized a further charge of $3.2 million during the three months ended June 30, 2014 related to this drilling obligation which we paid in October 2014.  See Note 9 – Indonesia.

Under the agreements with our partners in the Dussafu PSC and the Budong PSC, we are jointly and severally liable to various third parties. As of December 31, 2014, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $2.4 million ($15.6 million as of December 31, 2013) and is related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities. As we are the operators for the Dussafu PSC and Budong PSC, the gross carrying amount related to accounts payable and withholding taxes and the net amount related to other accrued expenses are reflected in the consolidated condensed balance sheet in accounts payable and accrued expenses leaving $0.3 million in fixed obligations as of December 31, 2014 ($4.2 million as of December 31, 2013) attributable to our joint partners’ share which is not accrued in our balance sheet. Our partners have advanced $0.5 million ($1.2 million as of December 31, 2013) to satisfy their share of these obligations which was $0.8 million as of December 31, 2014 ($5.2 million as of December 31, 2013). As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States District Court, Southern District of Texas, Houston Division. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief relating to the Company’s interest in the WAB-21 area of the South China Sea. The complaint alleges that the area belongs to the people of Taiwan and seeks damages in excess of $2.9 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, the WAB-21 area. On August 8, 2014 the court issued an order dismissing plaintiffs’ claims.  Plaintiffs may appeal the dismissal. On August 25, 2014, the plaintiff filed a notice of appeal. The appeal has been fully briefed and is awaiting decision by the appellate court.  The company intends to vigorously defend against these allegations.

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

In June 2012, the operator of the Budong PSC received notice of a claim related to the ownership of part of the land comprising the Karama-1 drilling site. The claim asserted that the land on which the drill site is located is partly owned by the claimant. The operator purchased the site from local landowners in January 2010, and the purchase was approved by BPMIGAS, Indonesia’s oil and gas regulatory authority. The claimant has been seeking compensation of 16 billion Indonesia Rupiah (approximately $1.4 million, $1.0 million net to our 71.61 percent cost sharing interest) for land that was purchased at a cost of $4,100 in January 2010. On March 8, 2013, the District Court of Jakarta ruled to dismiss the claim because the claim had not been filed against the proper parties to the claim. On March 19, 2013, the claimant filed an appeal against the judgment. On September 16, 2014, the High Court of Jakarta upheld the judgment of the District Court of Jakarta. The claimant did not file an appeal and the case has been terminated.

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

Robert C. Bonnet and Bobby Bonnet Land Services vs. Harvest (US) Holdings, Inc., Branta Exploration & Production, LLC, Ute Energy LLC, Cameron Cuch, Paula Black, Johnna Blackhair, and Elton Blackhair in the United States District Court for the District of Utah. This suit was served in April 2010 on Harvest and Elton Blackhair, a Harvest employee, alleging that the defendants, among other things, intentionally interfered with plaintiffs’ employment agreement with the Ute Indian Tribe – Energy & Minerals Department and intentionally interfered with plaintiffs’ prospective economic relationships. Plaintiffs seek actual damages, punitive damages, costs and attorney’s fees. The court administratively closed the case in 2013. The case was reopened in 2014 as a result of a Circuit Court of Appeals’ ruling.   We continue to dispute Plaintiffs’ claims and plan to vigorously defend against them.  We are unable to estimate the amount or range of any possible loss.

Uracoa Municipality Tax Assessments. Harvest Vinccler, a subsidiary of Harvest Holding, has received nine assessments from a tax inspector for the Uracoa municipality in which part of the Uracoa, Tucupita and Bombal fields are located as follows:

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

On February 21, 2014, Tecnica Vial and Flamingo, our partners in Colombia on Blocks VSM14 and VSM15, respectively, filed for arbitration of claims related to the farm-out agreements for each block. We had received notices of default from our partners for failing to comply with certain terms of the farm-out agreements, followed by notices of termination on November 27, 2013. We determined that it was appropriate to fully impair the costs associated with these interests, and we recorded an impairment charge of $3.2 million during the year ended December 31, 2013 which includes an accrual of $2.0 million related to this matter.  In December 2014, we settled all arbitration claims for a payment of $2.0 million and the arbitration was dismissed.

On January 15, 2015, HNR Finance and Harvest Vinccler S.C.A submitted a Request for Arbitration against the Government of Venezuela before the International Centre for Settlement of Investment Disputes ("ICSID") regarding HNR Finance's interest in Petrodelta.  The Request for Arbitration set forth numerous claims, including (a) the failure of the Venezuelan government to approve the Company’s negotiated sale of its 51percent interest in Petrodelta to Petroandina on any reasonable grounds in 2013-2014, resulting in the termination of the Petroandina Purchase Agreement (see "Background" above); (b) the failure of the Venezuelan government to approve the Company’s previously negotiated sale of its interest in Petrodelta to PT Pertamina (Persero) on any reasonable grounds in 2012-2013, resulting in the termination of a purchase agreement entered into between HNR Energia and PT Pertamina (Persero); (c) the failure of the Venezuelan government to allow Petrodelta to pay approved and declared dividends for 2009; (d) the failure of the Venezuelan government to allow Petrodelta to approve and declare dividends since 2010, in violation of Petrodelta’s bylaws and despite Petrodelta’s positive financial results between 2010 and 2013; (e) the denial of Petrodelta’s right to fully explore the reserves within its designated areas; (f) the failure of the Venezuelan government to pay Petrodelta for all hydrocarbons sales since Petrodelta’s incorporation, recording them instead as an ongoing balance in the accounts of Petroleos de Venezuela S.A. ("PDVSA"), the Venezuelan government-owned oil company that controls Venezuela’s 60 percent interest in Petrodelta, and as a result disregarding Petrodelta’s managerial and financial autonomy; (g) the failure of the Venezuelan government to pay Petrodelta in US dollars for the hydrocarbons sold to PDVSA, as required under the mixed company contract; (h) interference with Petrodelta’s operations, including PDVSA’s insistence that PDVSA and its affiliates act as a supplier of materials and equipment and provider of services to Petrodelta; (i) interference with Petrodelta’s financial management, including the use of low exchange rates Bolivars/US dollars to the detriment of the Company and to the benefit of the Venezuelan government, PDVSA and its affiliates, and (j) the forced migration of the Company’s investment in Venezuela from an operating services agreement to a mixed company structure in 2007.

On January 26, 2015, Petroandina filed a complaint for breach of contract against the Company and its subsidiary HNR Energia in Delaware court.  The complaint states that HNR Energia breached provisions of the Shareholders Agreement between Petroandina and HNR Energia, which provisions require HNR Energia to provide advance notice of, and deposit $5 million into an escrow account, before bringing any claim against the Venezuelan government. Under those provisions, if Petroandina so requests, an appraisal of Petroandina's 29 percent interest in Harvest Holdings must be performed, and Petroandina has the right to require HNR Energia to purchase that 29 percent interest at the appraised value.  Petroandina's claim requests that, among other things, the court (a) declare that HNR Energia has breached the Shareholders' Agreement by submitting the Request for Arbitration against the Venezuelan government on January 15, 2015 (which Request for Arbitration was subsequently withdrawn without prejudice); (b) declare that the Company has breached its guaranty of HNR Energia's obligations under the Shareholders' Agreement; (c) direct the Company and HNR Energia to refrain from prosecuting any legal proceeding against the Venezuelan government (including the previously filed Request for Arbitration) until such time as they have complied with the relevant provisions of the Shareholders' Agreement; (d) award Petroandina costs and fees related to the lawsuit; and (e) award Petroandina such other relief as the court deems just and proper.

On January 28, 2015, the Delaware court issued an injunction ordering the Company and HNR Energia to withdraw the Request for Arbitration and not take any action to pursue its claims against Venezuela until Harvest and HNR Energia have complied with the provisions of the Shareholders’ Agreement or otherwise reached an agreement with Petroandina.  Accordingly, on January 28, 2015, HNR Finance B.V. and Harvest Vinccler S.C.A., withdrew without prejudice the Request for Arbitration. In the Delaware proceeding, the Company and HNR Energia have until May 25, 2015 to respond to Petroandina’s complaint.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such incidental litigation that will have a material adverse effect on our financial condition, results of operations and cash flows.

Note 14 – Taxes

Taxes on Income

The tax effects of significant items comprising our net deferred income taxes are as follows:

	As of December 31,
	2014		2013
	Foreign	United States and Other	Foreign	United States and Other

	(in thousands)
Deferred tax assets:
Operating loss carryforwards	$54,722	$8,718	$58,051	$2,928
Stock-based compensation	—	6,479	—	8,056
Accrued compensation	—	376	—	598
Oil and gas properties	18,515	—	1,606	1,015
Investment in affiliate	88,913	—	—	—
Alternative minimum tax credit	—	4,299	—	4,501
Other	—	81	—	145
Total deferred tax assets	162,150	19,953	59,657	17,243

Deferred tax liabilities:
Tax on unremitted earnings of foreign subsidiaries	—	(14,700)	—	(89,900)
Accrued income	—	—	—	—
Prepaids	—	—	—	(198)
Other liabilities	—	(141)	—	(82)
Fixed assets	—	(3)	—	(12)
Total deferred tax liabilities	—	(14,844)	—	(90,192)

Net deferred tax asset (liability)	162,150	5,109	59,657	(72,949)
Valuation allowance	(162,097)	(19,809)	(59,576)	0
Net deferred tax asset (liability) after valuation allowance	$53	$(14,700)	$81	$(72,949)

After assessing the possible actions which management may take in 2015 and the next few years, as discussed further below, during the year ended December 31, 2014, we continue to recognize a deferred tax liability related to income tax on undistributed earnings for foreign subsidiaries.  The deferred tax liability decreased during 2014 to $14.7 million.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets (“DTAs”). A significant piece of objective negative evidence evaluated was the cumulative losses incurred in our foreign operating entities over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. We have therefore placed a valuation allowance on all of our foreign DTAs.

Management also reviewed the earnings history of our U.S. operations and determined that the Company is not expected to have sufficient taxable income in the U.S. due to the termination of the sale of the remaining equity interest in Harvest Holding and the lack of other income producing operations. Consequently, the Company is not expected to utilize its deferred tax assets and has reinstated the valuation allowances on these deferred tax assets. Additionally, there was a significant increase of $105.8 million to the valuation allowance attributable to the recognition of deferred tax assets related to the impairment of Petrodelta and the Dussafu PSC as these deferred tax assets are more likely than not to be unrealizable. The components of loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012

	(in thousands)
Loss before income taxes
United States	$(12,809)	$(31,072)	$(33,841)
Foreign	(438,589)	(40,725)	(18,915)
Total	$(451,398)	$(71,797)	$(52,756)

The provision (benefit) for income taxes on continuing operations consisted of the following at December 31:

	Year Ended December 31,
	2014	2013	2012

	(in thousands)
Current:
United States	$(87)	$2,279	$(717)
Foreign	47	44	929
	(40)	2,323	212
Deferred:
United States	(58,250)	72,971	(22)
Foreign	—	(2,207)	(799)
	(58,250)	70,764	(821)
	$(58,290)	$73,087	$(609)

A comparison of the income tax expense (benefit) on continuing operations at the federal statutory rate to our provision for income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012

	(in thousands)
Income tax expense (benefit) from continuing operations:
Tax expense (benefit) at U.S. statutory rate	$(157,989)	$(25,129)	$(17,938)
Effect of foreign source income and rate differentials on foreign income	38,198	204	239
Tax gain associated with sale of interest in Harvest Holding	—	7,474	—
Subpart F income	—	16,615	—
Tax on unremitted earnings of foreign subsidiaries	(75,200)	89,900	—
Expired losses	2,778	1,356	—
Other changes in valuation allowance	129,480	(10,643)	10,331
Change in applicable statutory rate	—	(404)	—
Other permanent differences	2,010	(2,546)	1,431
Return to accrual and other true-ups	1,955	2,919	1,257
Debt exchange	—	—	2,758
Warrant derivatives	(684)	(1,180)	—
Liability for uncertain tax positions	(30)	(5,553)	799
Other	1,192	74	514
Total income tax expense (benefit) – continuing operations	(58,290)	73,087	(609)
Income tax expense (benefit) from discontinued operations:
Total income tax expense (benefit) – discontinued operations	—	—	—
Total income tax expense (benefit)	$(58,290)	$73,087	$(609)

Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions.

At December 31, 2014, we have the following net operating losses available for carryforward (in thousands):

United States	$24,909	Available for up to 20 years from 2012
Indonesia	63,525	Available for up to 5 years from 2011
Gabon	22,338	Available for up to 3 years from 2012
The Netherlands	116,442	Available for up to 9 years from 2007
Venezuela	1,980	Available for up to 3 years from 2012

As a result of the first Petroandina closing, the Company realized a tax gain of $47.4 million which is included in U.S. taxable income pursuant to the provisions of the Internal Revenue Code. The Company utilized $9.8 million of available losses from prior years as well as a current year tax loss of $37.6 million to offset income resulting from the sale resulting in no regular tax for the year ended December 31, 2013 leaving $9.3 million of losses available to offset taxable income in future periods. However, as a result of the alternative minimum tax provisions (“AMT”), we did incur AMT of $1.9 million increasing the amount of the AMT credit carryforward. The AMT credit carryforward at December 31, 2014 amounts to $4.3 million.

During the year, the Company released $0.03 million from our reserve for uncertain tax positions. This was primarily related to resolution of a Dutch tax issue regarding treatment of certain costs charged to our Dutch affiliate. However, this amount was offset by an adjustment to the valuation allowance, resulting in a nil net impact.

If the U.S. operating loss carryforwards are ultimately realized, there would be no amounts credited to additional paid in capital for tax benefits associated with deductions for income tax purposes related to stock options and convertible debt.

Accumulated Undistributed Earnings of Foreign Subsidiaries

As of December 31, 2014, the book-tax outside basis difference in our foreign subsidiary resulting from unremitted earnings was approximately $158.6 million. Prior to 2013, no U.S. taxes had been recorded on these earnings as it was our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations.

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

During the fourth quarter of 2013, management evaluated numerous factors related to the timing and amounts of possible future distribution of these earnings to the parent company, with consideration of the sale of non-U.S. assets. While we will continue to the extent possible to operate the Company’s business in the normal course, management is also considering distributions to the Company’s shareholders which could include the distribution of proceeds from the sales of assets by the Company’s foreign subsidiaries to the U.S. parent company possibly resulting in U.S. taxable income. Because management is pursuing various alternatives, a determination was made that it was appropriate to record a deferred tax liability associated with the unremitted earnings of our foreign subsidiaries of $89.9 million in the fourth quarter of 2013. However, due primarily to the $355.7 million pre-tax impairment of Petrodelta, this balance decreased by $75.2 million to $14.7 million at December 31, 2014. As the sale of the remaining interest in Harvest Holding has been terminated, the entire net deferred tax liability has been reflected as a long-term liability.

Accounting for Uncertainty in Income Taxes

The FASB issued ASC 740-10 (prior authoritative literature: Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to tax examinations by tax authorities for years before 2010. Our primary income tax jurisdictions and their respective open audit years are:

Tax Jurisdiction	Open Audit Years
United States	2011 – 2014
The Netherlands	2012 – 2014
Singapore	2010 – 2014
United Kingdom	2013 – 2014
Venezuela	2010 – 2014

In January 2014, the U.S. IRS began an audit of our U.S. tax returns for 2011 and 2012.  The audit was concluded in October 2014 with an increase in tax of $0.01 million.  The Company is not currently under examination by the for any open year.

A reconciliation of the beginning amount, and current year additions, of unrecognized tax benefits follows:

	As of December 31,
	2014	2013

	(in thousands)
Balance at beginning of year	$318	$5,871
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(30)	(5,553)
Balance at end of year	$288	$318

The release of the reserve for uncertain tax positions of $0.03 million during the year ended December 31, 2014 is primarily related to the resolution of a Dutch tax matter regarding treatment of certain costs charged to our Dutch affiliate. However, this amount was offset by an adjustment to the valuation allowance resulting in a nil net tax. We believe that it is likely that remaining amount for the uncertain tax position will be resolved within the next twelve months, and the amount of unrecognized tax benefits will significantly decrease.

Note 15 – Stock-Based Compensation and Stock Purchase Plans

Total share-based compensation expense, which includes stock options, restricted stock, stock appreciation rights (“SARs”), and restricted stock units (“RSUs”), totaled $1.6 million for the year ended December 31, 2014 ($2.3 million and $5.2 million for the years ended December 31, 2013 and 2012, respectively). All awards utilize the straight line method of amortization over vesting terms. RSUs and SARs can be cash settled and are accounted for as liability instruments.

Long Term Incentive Plans

As of December 31, 2014, we had several long term incentive plans under which stock options, restricted stock, SARs and RSUs can be granted to eligible participants including employees, non-employee directors and consultants of our Company or subsidiaries:

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

•

2004 Long Term Incentive Plan (“2004 Plan”) – Provides for the issuance of up to 1,750,000 shares of our common stock in satisfaction of stock options, SARs and restricted stock. No more than 438,000 shares may be granted as restricted stock, and no individual may be granted more than 438,000 stock options and not more than 110,000 shares of restricted stock over the life of the plan. The 2004 Plan also permits the granting of performance awards to eligible employees and consultants. In the event of a change in control, all outstanding stock options and SARs become immediately exercisable to the extent permitted by the plan, and any restrictions on restricted stock lapse.  With the exception of existing issued awards, the 2004 Plan terminated on May 20, 2014.

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

Stock Options

Stock options granted under the plans must be no less than the fair market value of our common stock on the date of grant. Stock options granted under the plans generally vest ratably over a three year period beginning from the date of grant. Stock options granted under the plans expire five to ten years from the date of grant. No  stock options to purchase  common shares remained available for grant as of December 31, 2014 (52,333 common shares as of December 31, 2013).

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

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
(in thousands, except per share amount)

Options outstanding as of December 31, 2013	4,733	$8.74	2.1	$—
Granted	683	4.76		—
Exercised	—	—
Cancelled	(880)	(10.42)
Options outstanding as of December 31, 2014	4,536	7.81	2.0	—
Options exercisable as of December 31, 2014	2,660	8.85	1.2	—

Of the options outstanding, 2.7 million were exercisable at  a weighted-average exercise price of $8.85 as of December 31, 2014  (2.9 million at $9.85 at December 31, 2013;  2.5 million at $10.12 at December 31, 2012).

During the year ended December 31, 2014, we awarded stock options vesting over three years to purchase 683,000 of our common shares to our employees and executive officers (920,004 and 451,298 stock options during the years ended December 31, 2013 and 2012, respectively).

The value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	As of December 31,
	2014	2013	2012
For options granted during:
Weighted average fair value	$2.97	$3.06	$2.85
Weighted average expected life	5 years	5 years	5 years
Expected volatility (1)	76.7%	79.4%	67.3%
Risk-free interest rate	1.5%	1.3%	0.7%
Dividend yield	0.0%	0.0%	0.0%
(1)	Expected volatilities are based on historical volatilities of our stock.

A summary of our unvested stock option awards as of December 31, 2014, and the changes during the year then ended is presented below:

Unvested Stock Options	Outstanding	Weighted- Average Grant-Date Fair Value
	(in thousands, except per share amount)
Unvested as of December 31, 2013	1,828	$4.14
Granted	683	2.97
Vested	(635)	(3.72)
Forfeited	—	—
Unvested as of December 31, 2014	1,876	3.85

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

The total intrinsic value of stock options exercised during the year ended December 31, 2014 was $0.0 million (2013: $0.1 million; 2012: $0.3 million). The total fair value of stock options that vested during the year ended December 31, 2014, was $2.4 million ($1.9 million and $1.9 million during the years ended December 31, 2013 and 2012, respectively).

As of December 31, 2014, there was $3.1 million of total future compensation cost related to unvested stock option awards that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

Restricted stock is issued on the grant date, but cannot be sold or transferred. Restricted stock granted to directors vest one year after date of grant. Restricted stock granted to employees vest at the third year after date of grant. Vesting of the restricted stock is dependent upon the employee’s continued service to Harvest.

A summary of our restricted stock awards as of December 31, 2014, and the changes during the year then ended is presented below:

Restricted Stock	Outstanding	Weighted- Average Grant-Date Fair Value

	(in thousands, except per share amount)
Unvested as of December 31, 2013	314,152	$7.30
Granted	—	—
Vested	(228,152)	(8.23)
Forfeited	—	—
Unvested as of December 31, 2014	86,000	4.82

No restricted stock shares were awarded during the year ended December 31, 2014. In 2013, we awarded 190,002 shares to directors and employees.  In 2012, we awarded 2,000 shares to new hire employees as employment inducement grants under a New York Stock Exchange (“NYSE”) exception (there were no such awards during the years ended December 31, 2014 and 2013). The restricted stock issued in 2013 had an aggregate fair value of $0.9 million and the aggregate fair value of the restricted stock issued in 2012 was $0.1 million. The restricted stock is scheduled to vest at the third year after date of grant for employees and one year after date of grant for directors. The fair value of the restricted stock that vested during the year ended December 31, 2014 was $1.9 million ($1.2 million and $0.8 million during the years ended December 31, 2013 and 2012, respectively). The weighted average grant date fair value of awards granted in 2013 was $4.80 and in 2012 it was $5.85.

As of December 31, 2014 there was $0.2 million of total future compensation cost related to unvested restricted stock awards that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.5 years.

Stock Appreciation Rights (“SARs”)

All SAR awards granted to date have been granted outside of active long-term incentive plans and are held by Harvest employees. SARs granted in 2009 vest ratably over three years beginning with the third year of grant. SARs granted in 2012 and 2013 vest ratably over three years beginning in the first year of grant. Vesting of SARs is dependent upon the employee’s continued service to Harvest. SAR awards are settled either in cash or Harvest common stock if available through an equity compensation plan. For recording of compensation, we assume the SAR award will be cash-settled and record compensation expense based on the fair value of the SAR awards at the end of each period.

SAR award transactions under our employee compensation plans are presented below:

Stock Appreciation Rights ("SARS")	SARS	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
SARS outstanding as of December 31, 2013	1,127,198	$4.95	3.3	$—
Granted	—	—		—
Cancelled	(4,000)	(5.12)
SARS outstanding as of December 31, 2014	1,123,198	4.95	2.2	—
SARS exercisable as of December 31, 2014	783,628	4.94	2.0	—

Of the SAR awards outstanding, 394,394 were exercisable at weighted-average exercise price of $4.91 as of December 31, 2013 and 74,997 were exercisable at weighted-average exercise price of $4.60 at December 31, 2012.

During the year ended December 31, 2014, there were no SAR awards granted  (213,996 and 707,202 during the years ended December 31, 2013 and 2012, respectively).

The value of each SAR award is estimated on the date of grant and revalued each reporting period using the Black-Scholes option pricing model using the assumptions discussed above.

A summary of our unvested SAR awards as of December 31, 2014, and the changes during the year then ended is presented below:

Unvested Stock Appreciation Rights	Outstanding	Weighted- Average Fair Value
Unvested as of December 31, 2013	732,804	$2.54
Granted	—	—
Vested	(393,234)	(0.41)
Forfeited	—	—
Unvested as of December 31, 2014	339,570	0.51

No SAR awards were exercised during the years ended  December 31, 2014 and 2013.  The total intrinsic value of SAR awards exercised during the year ended December 31, 2012 was $0.3 million. The total fair value of SAR awards that vested during the year ended December 31, 2014, was $0.2 million ($0.8 million and $0.3 million during the years ended December 31, 2013 and 2012, respectively).

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

As of December 31, 2014, there was $0.1 million of total future compensation cost related to unvested SAR awards that are expected to vest. That cost is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Units (“RSUs”)

All RSU awards granted to date have been granted outside of active long-term incentive plans, are held by Harvest employees and directors, and are settled either in cash or Harvest common stock if available through an equity compensation plan. RSU awards granted in 2009 vest ratably over three years beginning with the third year of grant. RSU awards granted in 2012 and 2014 to employees vest at the third year after date of grant. RSU awards granted in 2012 and 2014 to directors vest one year after date of grant. Vesting of the RSU awards is dependent upon the employee’s and director’s continued service to Harvest.

A summary of our RSU awards as of December 31, 2014, and the changes during the year then ended is presented below:

Restricted Stock Units ("RSUs")	Outstanding	Weighted- Average Fair Value
Unvested as of December 31, 2013	322,338	$4.52
Granted	685,642	4.72
Vested	(103,338)	(4.83)
Forfeited	—	—
Unvested as of December 31, 2014	904,642	1.81

During 2012, we awarded 388,000 RSU awards to employees and directors (none during 2013). The RSU awards issued in 2012 had an aggregate fair value at their date of grant of $2.0 million. The 103,338 RSU awards which vested in 2014 were settled for cash of $0.5 million  (202,668 RSU awards settled for cash of $0.6 million during 2013). The fair value of the RSU awards that vested during the year ended December 31, 2014 was $0.2 million ($0.8 million and $0.4 million during the years ended December 31, 2013 and 2012, respectively).

As of December 31, 2014 there was $1.0 million of total future compensation cost related to unvested RSU awards expected to vest. That cost is expected to be recognized over a weighted average period of 2.1 years.

Common Stock Warrants

In connection with a $60 million term loan facility issued in November 2010 and repaid in May 2011, we issued (1) 1.2 million warrants exercisable at any time on or after the closing date of the term loan facility for a period of five years from the closing date on a cashless exercise basis at $15 per share until July 28, 2011, the Bridge Date, at which time the exercise price per share would be repriced to equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche A”); (2) 0.4 million warrants exercisable at any time on or after the closing date of the term loan facility for a period of five years from the closing date on a cashless exercise basis at $20 per share until the Bridge Date, at which time the exercise price per share would be repriced to equal the lower of $15 or 120 percent of the average closing bid price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche B”); and (3) 4.4 million warrants exercisable at any time on or after the Bridge Date for a period of five years from the Bridge Date on a cashless exercise basis at the lower of $15 per share or 120 percent of the average closing price of Harvest’s common stock for the 20 trading days immediately preceding the Bridge Date (“Tranche C”) (collectively “the Warrants”). Tranche C was redeemable by Harvest for $0.01 per share at any time prior to the Bridge Date in conjunction with the repayment of the loan prior to the Bridge Date.

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

The Warrants include anti-dilution provisions which adjust the number of warrants and the exercise price per warrant based on the issuance of additional shares. Under the anti-dilution provision, 20,087 additional warrants were issued in the year ended December 31, 2014 (105,667 and 118,327 additional warrants during the years ended December 31, 2013 and 2012, respectively). In addition, the exercise price per share for all Warrants was repriced to $12.81 per warrant. The Warrants are classified as a liability on our consolidated balance sheets and marked to market for each reporting period.

If a fundamental change occurs, we are required to repurchase the Warrants at the higher of (1) the fair market value of the warrant and (2) a valuation based on a computation of the option value of the Warrant using the Black-Scholes calculation method using the assumptions described in the Warrant Agreement. A fundamental change is defined as “the occurrence of one of the following events: a) a person or group becomes the direct or indirect owner of more than 50 percent of the voting power of the outstanding common stock, b) a merger event or similar transaction in which the majority owners before the transaction fail to own a majority of the voting power of the Company after the transaction, and c) approval of a plan of liquidation or dissolution of the Company or sale of all or substantially all of the Company’s assets.” See Note 12 – Warrant Derivative Liabilities for the impact on the valuation of the warrant derivative liabilities.

In connection with the 11 percent senior unsecured notes issued October 11, 2012, we issued warrants to purchase up to 0.7 million shares of our common stock with an exercise price of $10.00 per share. The warrants can be exercised at any time up until the three-year anniversary of the closing. The Black-Scholes option pricing model was used in pricing the warrants. On the date of issuance in the year ended December 31, 2012, we recorded a credit to additional paid in capital of $2.8 million for the fair value of the warrants with a corresponding discount on debt on our consolidated balance sheet.

The dates the warrants were issued, the expiration dates, the exercise prices and the number of warrants issued and outstanding at December 31, 2014 were (in thousands, except for exercise price):

			Warrants
Date Issued	Expiration Date	Exercise Price	Issued	Outstanding
November 2010	November 2015	$12.81	1,600	1,600
October 2011	November 2015	12.81	2	2
March 2012	November 2015	12.81	73	73
August 2012	November 2015	12.81	30	30
October 2012	November 2015	12.81	15	15
July 2013	November 2015	12.81	29	29
October 2013	November 2015	12.81	22	22
November 2013	November 2015	12.81	55	55
September 2014	November 2015	12.81	9	9
November 2014	November 2015	12.81	11	11
October 2012	October 2015	10.00	687	687
			2,533	2,533

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Segment Income (Loss) Attributable to Harvest
Venezuela	$(171,801)	$58,640	$51,584
Gabon	(55,564)	(12,908)	(2,902)
Indonesia	(9,558)	(9,213)	(4,052)
United States	43,987	(120,465)	(42,431)
Income (loss) from continuing operations(a)	(192,936)	(83,946)	2,199
Discontinued operations	(554)	(5,150)	(14,410)
Net loss attributable to Harvest	$(193,490)	$(89,096)	$(12,211)

(a)	Net of net income attributable to noncontrolling interest.

	As of December 31,
	2014	2013
	(in thousands)
Operating Segment Assets
Venezuela	$165,214	$500,946
Gabon	60,051	107,851
Indonesia	176	5,004
United States	2,602	121,050
	228,043	734,851
Discontinued operations	3	29
Total assets	$228,046	$734,880

Note 17 – Related Party Transactions

The related parties are the noncontrolling interest owners in Harvest Holdings, Vinccler (currently owning 20 percent) and Petroandina (currently owning 29 percent).

As of December 31, 2014 and December 31, 2013, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest are payable upon the maturity date of December 31, 2015. Interest accrues at a rate of U.S. Dollar based three month LIBOR plus 0.5%.  On March 6, 2015, Vinccler forgave the note payable and accrued interest of $6.2 million.

As of December 31, 2014, HNR Energia had a note payable to Petroandina of $7.6 million. Principal is due by January 1, 2016.  Interest payments are made quarterly beginning on December 31, 2014.  Interest accrues at a rate of 11%.

Note 18 – Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31

	(amounts in thousands, except for share data)
Year ended December 31, 2014
Expenses (1)	$(12,670)	$(9,759)	$(4,977)	$(422,199)
Non-operating gain (loss)	(6,447)	(147)	3,067	1,734
Loss from continuing operations before income taxes	(19,117)	(9,906)	(1,910)	(420,465)
Income tax expense (benefit)	(954)	(88)	2,361	(59,609)
Loss from continuing operations	(18,163)	(9,818)	(4,271)	(360,856)
Earnings from investment affiliate	18,887	16,062	—	—
Income (loss) from continuing operations	724	6,244	(4,271)	(360,856)
Discontinued operations	(131)	(230)	(142)	(51)
Net income (loss)	593	6,014	(4,413)	(360,907)
Less: Net income (loss) attributable to noncontrolling interest	8,601	7,665	(273)	(181,216)
Net loss attributable to Harvest	$(8,008)	$(1,651)	$(4,140)	$(179,691)
Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.19	$(0.03)	$0.10	$(4.23)
Discontinued operations	—	(0.01)	—	(0.00)
Net income (loss) attributable to Harvest	$0.19	$(0.04)	$0.10	$(4.23)
Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.19	$(0.03)	$(0.10)	$(4.23)
Discontinued operations	—	(0.01)	—	(0.00)
Net income (loss) attributable to Harvest	$0.19	$(0.04)	$(0.10)	$(4.23)

(1)

Includes $355.7 million impairment during the quarter ended December 31, 2014 related to our investment in Petrodelta, $13.8 million allowance for doubtful accounts for long-term receivable – investment affiliate, and $50.3 million impairment of oil and gas properties for Dussafu PSC.  See Note 6 – Investment in Affiliate and Note 8- Gabon.

	Quarter Ended
	March 31	June 30	September 30	December 31

	(amounts in thousands, except for share data)
Year ended December 31, 2013
Expenses	$(5,171)	$(9,653)	$(9,516)	$(21,096)
Non-operating gain (loss)	2,253	(1,273)	(7,764)	(19,577)
Loss from continuing operations before income taxes	(2,918)	(10,926)	(17,280)	(40,673)
Income tax expense (benefit)	39	(1,415)	(765)	75,228
Loss from continuing operations	(2,957)	(9,511)	(16,515)	(115,901)
Earnings (loss) from investment affiliate	49,471	7,602	25,747	(10,242)
Income (loss) from continuing operations	46,514	(1,909)	9,232	(126,143)
Discontinued operations	(485)	(1,006)	(2,586)	(1,073)
Net income (loss)	46,029	(2,915)	6,646	(127,216)
Less: Net income (loss) attributable to noncontrolling interest	9,932	1,551	4,693	(4,536)
Net income (loss) attributable to Harvest	$36,097	$(4,466)	$1,953	$(122,680)
Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.93	$(0.09)	$0.12	$(2.99)
Discontinued operations	(0.01)	(0.03)	(0.07)	(0.03)
Net income (loss) attributable to Harvest	$0.92	$(0.12)	$0.05	$(3.02)
Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.92	$(0.09)	$0.12	$(2.99)
Discontinued operations	(0.01)	(0.03)	(0.07)	(0.03)
Net income (loss) attributable to Harvest	$0.91	$(0.12)	$0.05	$(3.02)

Note 19 – Subsequent Events

On February 10, 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela (BCV) published in the Extraordinary Official Gazette No.6.171 Exchange Agreement No.33 with two Official Notices.  The first notice being that the SICAD II exchange rate would be no longer permitted.  Secondly, a new exchange rate called the Foreign Exchange Marginal System (“SIMADI”) has been created.  The SIMADI rate published on March 12, 2015 is 183.15 Bolivars per U.S. Dollars. The SIMADI’s marginal system is available in limited quantities for individuals and companies to purchase and sell foreign currency via banks and exchange houses.

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

TABLE I – Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

	Gabon	Indonesia	Oman (a)	United States (a) and Other	Total
Year Ended December 31, 2014
Unproved exploration costs (b)	$1,202	$—	$—	$—	$1,202
	$1,202	$—	$—	$—	$1,202

Year Ended December 31, 2013
Unproved exploration costs	$26,214	$—	$—	$—	$26,214
	$26,214	$—	$—	$—	$26,214

Year Ended December 31, 2012
Unproved exploration costs	$30,386	$4,078	$6,741	$—	$41,205
	$30,386	$4,078	$6,741	$—	$41,205

(a)

Oman operations, Colombia operations and operations in the United States related to the Antelope Project have been reported as discontinued operations. See Note 5 – Dispositions, Discontinued Operations for additional information.

(b)	Includes costs associated with the impairment of our Budong PSC and Dussafu PSC. See Note 8 – Gabon and Note 9 – Indonesian for additional information.

TABLE II – Capitalized costs related to oil and natural gas producing activities (in thousands):

	Gabon (a)	Indonesia	Oman (b)	United States (b) and Other	Total

As of December 31, 2014
Unproved property costs	$50,324	$—	$—	$—	$50,324
Oilfield Inventories	3,966	—	—	—	3,966
	$54,290	—	—	—	54,290

As of December 31, 2013
Unproved property costs	$99,447	$4,470	$—	$—	$103,917
Oilfield Inventories	3,966	130	—	—	4,096
	$103,413	4,600	—	—	108,013

As of December 31, 2012
Unproved property costs	$73,233	$5,220	$—	$—	$78,453
Oilfield Inventories	3,209	130	—	—	3,339
	$76,442	5,350	—	—	81,792

(a)

Drilling activities were completed in September 2011 for Dussafu Ruche Marin-1 (“DRM-1”) exploratory well on the Dussafu PSC. DRM-1 well costs of $39.2 million were suspended pending further exploration and development activities. Exploration activities continued in 2012 with the acquisition of additional seismic and the spudding of our second exploration well, DTM-1, on November 19, 2012.  On January 4, 2013, we announced that DTM-1 had reached a vertical depth of 11,260 feet within the Dentale Formation. Log evaluation and pressure data indicate that we have an oil discovery of approximately 42 feet of pay in a 72-foot column within the Gamba Formation and 123 feet of pay in stacked reservoirs within the Dentale Formation. The first appraisal sidetrack of DTM-1 (“DTM-1ST1”) was spud in January 12, 2013. DTM-1ST1 was drilled to a total depth of 11,385 feet in the Dentale Formation, approximately 1,800 feet from DTM-1 wellbore and found 65 feet of pay in the primary Dentale reservoir. Several other stacked sands with oil shows were encountered; however, due to a stuck downhole tool, logging operations were terminated before pressure data could be collected to confirm connectivity. The downhole tool was retrieved and the DTM-1 well suspended for future re-entry. Work on DRM-1 and the sidetracks are currently suspended pending further exploration and development activities. During fourth quarter 2014, we impairment $50.3 million of unproved property costs related to the Dussafu PSC.

(b)   Oman operations, Colombia operations and operations in the United States related to the Antelope Project have been reported as discontinued operations. See Note 5 – Dispositions, Discontinued Operations for additional information.

We regularly evaluate our unproved properties to determine whether impairment has occurred. We have excluded from amortization our interest in unproved properties and the cost of uncompleted exploratory activities. The principal portion of such costs is expected to be included in amortizable costs during the next two to three years.

Unproved property costs at December 31, 2014 relates to one on-going project. Costs incurred by year are as follows:

	Total	2014	2013	2012	Prior

	(in thousands)
Property acquisition costs	$2,987	$—	$—	$—	$2,987
Exploration costs	47,337	601	13,107	13,708	19,921
Total unproved property costs	$50,324	$601	$13,107	$13,708	$22,908

TABLE III – Results of operations for oil and natural gas producing activities:

	Year Ended December 31,
	2014	2013

	(in thousands)
Expenses:
Exploration expense	$6,267	$15,155
Impairment of oil and gas properties costs	57,994	575
Total expenses	64,261	15,730
Results of operations from oil and natural gas producing activities.	$(64,261)	$(15,730)

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

We measure and disclose oil and gas reserves in accordance with the provisions of the SEC’s Modernization of Oil and Gas Reporting and ASC 932, “Extractive Activities – Oil and Gas” (“ASC 932”).

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

See the following section Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Venezuela Investment Affiliate as of December 31, 2014,  2013 and 2012, TABLE IV – Quantities of Oil and Natural Gas Reserves for Petrodelta’s reserves.

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

As of December 31, 2014 and 2013, we did not have a direct interest in any proved reserves. See the following section Additional Supplemental Information on Oil and Natural Gas Producing Activities (unaudited) for Venezuela Investment Affiliate as of December 31, 2014,  2013 and 2012, TABLE V – Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Natural Gas Reserve Quantities for Petrodelta’s reserves.

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

TABLE I  – Total costs incurred in oil and natural gas acquisition, exploration and development activities (in thousands):

	Year ended December 31
	2014	2013	2012
Development costs	$88,498	$83,680	$66,342

(1)	These costs are stated net to our 32 percent interest through December 15, 2013 and 20.4 percent thereafter.

TABLE II – Capitalized costs related to oil and natural gas producing activities (in thousands):

	Year ended December 31
	2014	2013	2012
Proved property costs	291,967	213,181	250,259
Unproved property costs	—	—	—
Oilfield inventories	26,712	25,393	28,992
Less accumulated depletion and impairment	(100,591)	(72,683)	(81,629)
	$218,088	$165,891	$197,622
(1)	These results are stated net to our 32.0 percent interest through December 15, 2013 and 20.4 percent thereafter.

TABLE III – Results of operations for oil and natural gas producing activities (in thousands):

	Year ended December 31 (2)
	2014	2013	2012
Revenue:
Oil and natural gas revenues	274,999	419,307	404,577
Royalty	(89,177)	(139,093)	(132,802)
	$185,822	$280,214	$271,775

Expenses:
Operating, selling and distribution expenses and taxes other than on income (1)	117,120	120,613	149,082
Depletion	27,668	31,660	24,284
Income tax expense	20,517	63,970	49,205
Total expenses	165,305	216,243	222,571
Results of operations from oil and natural gas producing activities	$20,517	$63,971	$49,204
(1)

Expenses include operating expenses, production taxes and Windfall Profits Tax. Net to our percent interest, Windfall Profits Tax for December 31, 2014 was $40.0 million ($54.4 million and $93.2 million for the years ended December 31, 2013 and 2012, respectively).

(2)	These results are stated net to our 32.0 percent interest through December 15, 2013 and 20.4 percent thereafter.

TABLE IV – Quantities of Oil and Natural Gas Reserves

We measure and disclose oil and gas reserves in accordance with the provisions of the SEC’s Modernization of Oil and Gas Reporting and ASC 932, “Extractive Activities – Oil and Gas” (“ASC 932”).

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

During 2014, Petrodelta drilled and completed 13 production wells.  Eight of the wells were previously identified Proved Undeveloped (“PUD”) locations and five wells were previously classified Probable, Possible or undefined locations. In 2014, an additional 26 PUD locations were identified through drilling activity; however, 101 PUD locations which are scheduled to be drilled five years after the wells were originally identified have been reclassified as Probable reserves. At December 31, 2014, Petrodelta had a total of 66 PUD (7.5 MMBOE) locations identified. Since the implementation of its 2007 business plan, Petrodelta has drilled 93 gross production wells (2008 9 wells [1.4 MMBOE], (2009 15 wells [2.0 MMBOE], 2010 16 wells [2.0 MMBOE], 2011 15 wells [2.1 MMBOE], 2012 12 wells [2.2 MMBOE], 2013 13 wells [1.2 MMBOE]) and 2014 13 wells [1.3MMBOE] which have moved to the proved developed producing (“PDP”) category.

Petrodelta has a track record of identifying, executing and converting its PUD locations to PDP locations in accordance with the business plan defined by the conversion contract executed in 2007 and subsequent updates. However, the timing and pace of the development is controlled by the majority owner, PDVSA through CVP, although we have substantial negative control provisions as a noncontrolling interest shareholder. In 2010, Petrodelta submitted a revised business plan to PDVSA which substantially increases the total projected drilling activity and production volumes compared to the 2007 business plan, but which is otherwise consistent with the 2007 business plan. The 2010 business plan, as approved by PDVSA, contemplates sustained drilling activities through the year 2024 to fully develop the El Salto and Temblador fields. As a noncontrolling interest shareholder in Petrodelta, HNR Finance has limited ability to control the development plans that are periodically prepared or approved by the Venezuelan government. Since this constraint represents a hindrance to development not experienced by typical operations, the PUD locations which are now scheduled to be drilled five years after they were originally identified have been reclassified as Probable reserves.

Proved undeveloped reserves of 7.5 MMBOE from 66 gross PUD locations are all scheduled to be drilled within the period from 2015 to 2019 and within five years from when these locations were first identified.

All above MMBOE represent our net 20.4 percent interest, net of a 33.33 percent royalty.

The tables shown below represent HNR Finance’s 40 percent ownership interest and our net percent ownership interest, both net of a 33.33 percent royalty, in Venezuela in each of the years.

	HNR Finance	Minority Interest in Venezuela	32%/20.4% Net Total
Proved Reserves-Crude oil, condensate,
and natural gas liquids (MBbls)

Year Ended December 31, 2014 (20.4% net interest)
Proved Reserves at January 1, 2014	36,420	(17,846)	18,574
Revisions	(5,259)	2,577	(2,682)
Extensions	3,728	(1,827)	1,901
Production	(4,150)	2,034	(2,116)
Proved Reserves at end of the year	30,739	(15,062)	15,677

As of December 31, 2014 (20.4% net interest)
Proved
Developed	16,459	(8,065)	8,394
Undeveloped	14,280	(6,997)	7,283
Total Proved	30,739	(15,062)	15,677

Year Ended December 31, 2013 (32% to 20.4% net interest)
Proved Reserves at January 1, 2013 (32% net interest)	43,161	(8,632)	34,529
Revisions	(3,668)	1,798	(1,870)
Extensions	804	(161)	643
Production	(3,877)	775	(3,102)
Reduction in indirect ownership interest to 20.4% net interest	—	(11,626)	(11,626)
Proved Reserves at end of the year (20.4% net interest)	36,420	(17,846)	18,574

As of December 31, 2013 (20.4% net interest)
Proved
Developed	16,436	(8,054)	8,382
Undeveloped	19,984	(9,792)	10,192
Total Proved	36,420	(17,846)	18,574

Year Ended December 31, 2012 (32% net interest)
Proved Reserves at January 1, 2012	48,332	(9,667)	38,665
Revisions	(3,941)	788	(3,153)
Extensions	2,283	(456)	1,827
Production	(3,513)	703	(2,810)
Proved Reserves at end of the year	43,161	(8,632)	34,529

As of December 31, 2012 (32% net interest)
Proved
Developed	15,607	(3,121)	12,486
Undeveloped	27,554	(5,511)	22,043
Total Proved	43,161	(8,632)	34,529
Total Proved	86,322	(17,264)	69,058

	HNR Finance	Minority Interest in Venezuela	32%/20.4% Net Total
Proved Reserves-Natural gas (MMcf)

Year Ended December 31, 2014 (20.4% net interest)
Proved Reserves at January 1, 2014	24,797	(12,150)	12,647
Revisions	(12,131)	5,944	(6,187)
Extensions	1,014	(497)	517
Production	(1,504)	737	(767)
Proved Reserves at end of the year	12,176	(5,966)	6,210

As of December 31, 2014 (20.4% net interest)
Proved
Developed	9,582	(4,695)	4,887
Undeveloped	2,594	(1,271)	1,323
Total Proved	12,176	(5,966)	6,210

Year Ended December 31, 2013 (32% to 20.4% net interest)
Proved Reserves at January 1, 2013 (32% net interest)	29,012	(5,802)	23,210
Revisions	(2,914)	1,428	(1,486)
Extensions	126	(25)	101
Production	(1,427)	285	(1,142)
Reduction in indirect ownership interest to 20.4% net interest	—	(8,036)	(8,036)
Proved Reserves at end of the year (20.4% net interest)	24,797	(12,150)	12,647

As of December 31, 2013 (20.4% net interest)
Proved
Developed	20,451	(10,021)	10,430
Undeveloped	4,346	(2,129)	2,217
Total Proved	24,797	(12,150)	12,647

Year Ended December 31, 2012 (32% net interest)
Proved Reserves at January 1, 2012	34,800	(6,960)	27,840
Revisions	(4,952)	991	(3,961)
Extensions	391	(78)	313
Production	(1,227)	245	(982)
Proved Reserves at end of the year	29,012	(5,802)	23,210

As of December 31, 2012 (32% net interest)
Proved
Developed	22,383	(4,477)	17,906
Undeveloped	6,629	(1,325)	5,304
Total Proved	29,012	(5,802)	23,210

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

Future cash inflows are estimated by an applying the average price during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for fixed and determinable escalations provided by the contract, to the estimated future production of year-end proved reserves. Our average prices used were $78.04 per barrel for oil for the El Salto field ($84.14 in 2013 and $89.77 in 2012) and $86.56 per barrel for the other fields ($97.89 in 2013 and $100.41 in 2012), and $1.54 per Mcf for gas ($1.54 per Mcf in 2013 and $1.54 per Mcf in 2012). Future cash inflows were reduced by estimated future production and development costs to determine pre-tax cash inflows. Future income taxes were estimated by applying the year-end statutory tax rates to the future pre-tax cash inflows, less the tax basis of the properties involved, and adjusted for permanent differences and tax credits and allowances. The resultant future net cash inflows are discounted using a ten percent discount rate.

The table shown below represents HNR Finance’s net interest in Petrodelta.

	HNR Finance	Minority Interest in Venezuela	32%/20.4% Net Total

	(in thousands)
As of December 31, 2014 (20.4% net interest)
Future cash inflows from sales of oil and gas	$2,507,395	$(1,228,624)	$1,278,771
Future production costs (1)	(740,295)	362,745	(377,550)
Future development costs	(118,595)	58,112	(60,483)
Future income tax expenses	(637,378)	312,315	(325,063)
Future net cash flows	1,011,127	(495,452)	515,675
Effect of discounting net cash flows at 10%	(329,294)	161,354	(167,940)
Standardized measure of discounted future net cash flows	$681,833	$(334,098)	$347,735

As of December 31, 2013 (20.4% net interest)
Future cash inflows from sales of oil and gas	$3,267,240	$(1,600,948)	$1,666,292
Future production costs (1)	(1,352,126)	662,542	(689,584)
Future development costs	(240,844)	118,014	(122,830)
Future income tax expenses	(696,657)	341,362	(355,295)
Future net cash flows	977,613	(479,030)	498,583
Effect of discounting net cash flows at 10%	(346,113)	169,595	(176,518)
Standardized measure of discounted future net cash flows	$631,500	$(309,435)	$322,065

As of December 31, 2012 (32% net interest)
Future cash inflows from sales of oil and gas	$4,104,602	$(820,920)	$3,283,682
Future production costs (2)	(1,992,109)	398,421	(1,593,688)
Future development costs	(364,986)	72,997	(291,989)
Future income tax expenses	(769,578)	153,916	(615,662)
Future net cash flows	977,929	(195,586)	782,343
Effect of discounting net cash flows at 10%	(415,711)	83,142	(332,569)
Standardized measure of discounted future net cash flows	$562,218	$(112,444)	$449,774
(1)

Future production costs include operating costs, production taxes and Windfall Profits Tax. For 2014, Windfall Profits Tax equates to $347 million, or 47 percent, of the $ 740 million of undiscounted future production costs.

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

TABLE VI – Changes in the Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves (in thousands):

	Year ended December 31
	2014	2013	2012
	(20.4%)	(32% to 20.4%)	(32%)
Standardized Measure at January 1	$322,065	$449,774	$543,242
Sales of oil and natural gas, net of related costs	(68,702)	(159,601)	(122,693)
Revisions to estimates of proved reserves:
Net changes in prices, net of production taxes	21,045	57,745	(44,084)
Quantities	(142,136)	(61,614)	(91,770)
Extensions, discoveries and improved recovery, net of future costs	59,039	21,040	52,535
Accretion of discount	50,794	51,710	100,028
Net change in income taxes	37,049	12,656	86,445
Development costs incurred	88,498	83,680	66,342
Changes in estimated development costs	(19,545)	7,356	(131,356)
Reduction in indirect ownership interest to 20.4%		(142,007)	—
Timing differences and other	(373)	1,326	(8,915)
Standardized Measure at December 31	$347,734	$322,065	$449,774

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
(Registrant)

Date:	March 26, 2015	By:	/s/ James A. Edmiston
James A. Edmiston
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 27th of March 2015, on behalf of the registrant and in the capacities indicated:

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