Form 10-K/A
period 2014-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2015-04-30
CIK 845289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No   X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item  405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   X   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer       Accelerated Filer   X   Non-Accelerated Filer      Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014 was:  $210,047,738.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.  Class:  Common Stock, par value $0.01 per share, on March 20, 2015, shares outstanding: 42,747,567.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

HARVEST NATURAL RESOURCES, INC.

FORM 10-K/A

Page

Part III

Item 10.Directors, Executive Officers and Corporate Governance1

Item 11.Executive Compensation6

Item 12.Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters23

Item 13.Certain Relationships and Related Transactions,

and Director Independence26

Item 14.Principal Accountant Fees and Services26

Part IV

Item 15.Exhibits and Financial Statement Schedules27

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (“Amended Report”) is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015 (the “2014 10-K”), to include information previously omitted from the 2014 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s 2014 fiscal year.

In addition, a revised consent of BDO USA, LLP is filed as Exhibit 23.4 to this 10-K/A.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

Except as stated herein, the Company has not modified or updated disclosures presented in the 2014 10-K in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our 2014 10-K or modify or update those disclosures, including the exhibits to the 2014 10-K, affected by subsequent events. As such, our 2014 10-K continues to speak as of March 27, 2015 (the date it was filed with the SEC). Accordingly, this Amended Report should be read in conjunction with the 2014 10-K and our other reports filed with the SEC subsequent to the filing of our 2014 10-K, including any amendments to those filings.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The Company’s board is comprised of seven members:

Stephen D. Chesebro’

Appointed Director in October 2000

Age 73

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

Age 55

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

- 1  -

a Masters of Business Administration from the Fuqua School of Business at Duke University. Mr. Edmiston was inducted into the Petroleum Engineering Academy and was recognized as a Distinguished Engineer by the Texas Tech College of Engineering in 2009. Mr. Edmiston is a Member of the Society of Petroleum Engineers.

Dr. Igor Effimoff

Appointed Director in February 2008

Age 69

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

H. H. Hardee

Appointed Director in October 2000

Age 60

Mr. Hardee is a Senior Vice President – Financial Advisor with RBC Wealth Management, since 1994. From 1991 through 1994, Mr. Hardee was a Senior Vice President with Kidder Peabody. From 1977 through 1991, Mr. Hardee was a Senior Vice President at Rotan Mosle/Paine Webber Inc. Mr. Hardee was named as one of America’s best financial advisors for 2009, 2010, 2011, 2012 and 2013 by Barron’s financial newspaper and by Reuters AdvicePoint and named by the Fnancila Times as top 400 advisers in America. Furthermore, Mr. Hardee has been recognized by NABCAP, the National Association of Board Certified Advisory Practices, as a Premier Wealth Advisor. He currently advises/manages over $500 million in assets. Mr. Hardee’s expertise is advising high net worth individuals and small to mid-sized corporations. Mr. Hardee is a former director of the Bank of Almeda and Gamma Biologicals. He is also a former limited partner and advisory director of the Houston Rockets of the National Basketball Association. Mr. Hardee has a finance degree from the McCombs School of Business at the University of Texas. He has earned an Accredited Wealth Management designation through the Estate and Wealth Strategies Institute of Michigan State University. Mr. Hardee is a National Association of Corporate Directors (NACD) Board Leadership Fellow. He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for corporate directors. He supplements his skill sets through ongoing engagement with the director community and access to leading practices.

Robert E. Irelan

Appointed Director in February 2008

Age 68

Mr. Irelan has over 45 years of experience in the oil and gas industry. He retired from Occidental Petroleum as Executive Vice President of Worldwide Operations in April 2004, having started there in 1998. Prior to Occidental Petroleum, Mr. Irelan held various positions at Conoco, Inc., from 1967 until 1998. Upon his retirement he opened his own company, Naleri Investments LLC. He also partnered in several entrepreneurial ventures including Rapid Retail Solutions LLC, BISS Product Development LLC and All About Baby LLC. Mr. Irelan earned his Professional Engineering degree in Petroleum Engineering from Colorado School of Mines. He also has advanced studies in Mineral Economics. He was awarded the Distinguished Achievement Award from the school in 1998.

Patrick M. Murray

Appointed Director in October 2000

Age 72

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

- 2  -

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

Age 71

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

- 3  -

EXECUTIVE OFFICERS

The following table provides information regarding each of our executive officers.

Name	Age	Position
James A. Edmiston *	55	President and Chief Executive Officer
Stephen C. Haynes	58	Vice President, Finance, Chief Financial Officer and Treasurer
Keith L. Head	57	Vice President, General Counsel and Corporate Secretary
Karl L. Nesselrode	57	Vice President, Engineering & Business Development
Robert Speirs	59	Senior Vice President, Eastern Operations

*  See Mr. Edmiston’s biography on page 1.

Stephen C. Haynes has served as our Vice President, Chief Financial Officer and Treasurer since May 19, 2008. Mr. Haynes performed various financial consulting engagements from January 1, 2008 until his appointment with Harvest. Previously, he served as Chief Financial Officer for Cygnus Oil and Gas Corporation for the period February 1, 2006 through December 31, 2007. Before joining Cygnus, Mr. Haynes was the Corporate Controller with Carrizo Oil and Gas for the period January 1, 2005 through January 31, 2006. Mr. Haynes served as an independent consultant from March 2001 through the end of 2004. From March 1990 through December 2000, Mr. Haynes served in a series of increasing responsibilities in international managerial and executive positions with British Gas, culminating in his appointment as Vice President-Finance of Atlantic LNG, a joint venture of British Gas and several industry partners in Trinidad and Tobago. Mr. Haynes is a Certified Public Accountant, holds a Master of Business Administration degree with a concentration in Finance from the University of Houston and a Bachelor of Business Administration degree in Accounting from Sam Houston State University. He also attended the Executive Development Program at Harvard University.

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

- 4  -

CORPORATE GOVERNANCE

Audit Committee

Our board of directors has established a standing audit committee (the “Audit Committee”). The Audit Committee operates pursuant to a written charter. The charter is accessible in the Corporate Governance section of our website (http://www.harvestnr.com).  Our audit committee is currently, and was during 2014, composed of Patrick M. Murray, Chairman, Igor Effimoff, H.H. Hardee and J. Michael Stinson. The Audit Committee assists the Board in its oversight of our accounting and financial reporting policies and practices; the integrity of our financial statements; the independent registered public accounting firm’s qualifications, independence and objectivity; the performance of our internal audit function and our independent registered public accounting firm; and our compliance with legal and regulatory requirements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (“Section 16(a)”) requires our directors, executive officers and beneficial holders of more than 10 percent of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our stock. Based solely upon our review of SEC Forms 3, 4 and 5 and any amendments thereto furnished to us, to our knowledge, during fiscal year 2014, our officers, directors and 10 percent stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon the written representations of our directors and officers.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees. The Board last amended the Code of Business Conduct and Ethics in December 2014. The Board has not granted any waivers to the Code of Business Conduct and Ethics.

The Guidelines for Corporate Governance, the Code of Business Conduct and Ethics and the charters of all the Board committees are accessible on our website under the Corporate Governance section at http://www.harvestnr.com. Any amendments to or waivers of the Code of Conduct and Business Ethics will also be posted on our website.

- 5  -

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Company’s Compensation Discussion and Analysis explains the key elements of our executive compensation program for our President and Chief Executive Officer and our other named executive officers whose 2014 compensation is in the Executive Compensation Tables starting on page __.

•	James A. Edmiston, President and Chief Executive Officer (CEO);
•	Stephen C. Haynes, Vice President and Chief Financial Officer;
•	Robert Speirs, Senior Vice President – Eastern Operations;
•	Karl L. Nesselrode, Vice President – Engineering and Business Development; and
•	Keith L. Head, Vice President and General Counsel.

Executive Summary

Our Company focuses on acquiring exploration, development, and producing properties in proven and active hydrocarbon systems. We hold significant interests in the Bolivarian Republic of Venezuela (“Venezuela”).  Additionally, we hold exploration acreage offshore Gabon.  We operate from our Houston, Texas headquarters with offices in Singapore and Venezuela, and a field office in Port Gentil, Gabon.

Performance Highlights

2014 held many challenges for the Company. Among the accomplishments were:

•	With our Joint Venture partners, we signed a Declaration of Commerciality (DOC) with Gabon pertaining to the four discoveries on the Dussafu Block offshore Gabon.
•

In July of 2014, Gabon awarded an Exploration Exploitation Area (EEA) of 850 sq. kilometers for the development and exploitation of certain oil discoveries on the Dussafu block, and in October of 2014 the field development plan was approved.

•	Completed the sale of our rights under the petroleum contract with CNOOC for the WAB-21 for $2.9 million.
•	Consolidated operations through the closure of the Jakarta office and finalized closure of the UK branch and its deregistration.

Compensation Highlights

•	No salary increases were given during the annual review process in March of 2015 due to the current financial considerations.
•	Annual cash incentive awards for executive officers for 2014 performance have been deferred until resolution or improvement of the Company’s financial situation.
•	Long-term incentive awards were granted with approximately 50 percent restricted stock units and 50 percent stock options valued at the closing stock price on May 21, 2014.

The following graphs highlight the Company results for 2014:

- 6  -

Total Shareholder Returns (TSR)
30%
20%
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
23%
-50%
-60%
FY 2012
FY 2013
FY 2014

TSR v. Change in CEO Compensation
100%
50%
0%
-50%
-100%
29%
23%
-14%
0%
-50%
-60%
FY 2012
FY 2013
FY 2014
TSR
Change in CEO Comp

Annual Net Production - MBOE
3,500
3,000
2,500
2,000
1,500
1,000
500
-
2,974
+14%
3,292
+11%
2,184
-34%
FY 2012
FY 2013
FY 2014

Net Proved and Probable Reserves
at December 31 - MBOE
150,000
100,000
50,000
-
100,228
-4%
62,209
-38%
55,690
-10%
FY 2012
FY 2013
FY 2014

Note:  Net proved and probable reserves on December 31, 2013 reflect the sale on December 16, 2013 to Petroandina Resources of 11.6% of our 32.0% interest in Petrodelta, resulting in a year-end interest of 20.4%.  Net proved and probable reserves on December 31, 2014 reflect a year-end interest of 20.4% in Petrodelta.

The Human Resources Committee (the “Committee”) of the Board of Directors has the discretion to exercise their judgment in weighing the achievement of specific performance measures.  For 2014, it again considered total shareholder return (“TSR”), reserves, social responsibility/governance and safety as well as strategic individual objectives for the named executive officers.  TSR was down 60.0%. Proved and probable reserves were down 10.5% from the prior year.  We calculate TSR as year-end share price minus beginning year share price divided by beginning year share price.  Annual net production of Petrodelta, net to our ownership interest, in 2014 was down 33.7% over the prior year due to the reduction in our ownership percentage in Petrodelta.  There were no Foreign Corrupt Practices Act (“FCPA”) incidents in 2014, and the Company was accident-free in 2014.

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

- 7  -

needed, but no less than quarterly to review compensation and benefit programs with management. It subsequently approves any changes. Our Human Resources, Accounting and Legal Department employees handle the day-to-day design and administration of employee compensation and benefit programs available to our employees.

Say-on-Pay Results

We hold our Say-on-Pay vote every other year.  At our June 27, 2013 annual stockholders meeting, Harvest received strong support for our compensation program with approval from over 95% of the stockholders who voted.  The Committee considered this support when contemplating potential changes to the Company’s compensation.  This year we will hold a say on pay vote at our next annual shareholders meeting.

Setting Executive Compensation

Our compensation program consists of several forms of compensation: base salary, annual performance based incentive awards, long-term incentives and personal benefits.  Base salary and annual performance based incentive awards are cash-based. Long-term incentives typically consist of stock options, stock appreciation rights, restricted stock units and/or restricted stock awards. The Committee reviews the compensation recommendations from the CEO and our independent consultants’ advice on competitive trends regarding base salary, annual incentive awards and long-term incentives. The Committee exercises its collective judgment in establishing executive compensation based on performance, compensation history and market information. The recommendations are then made to the full Board of Directors for its approval.

The Role of the Compensation Consultant; Compensation Consultant Independence

In 2014, the Committee again engaged Frost Human Resource Consulting (“Frost HR Consulting”), as the Committee’s independent compensation consultant, to benchmark our executive officer compensation levels with similar positions in our industry peer group. The Committee reviews the relationship annually for any conflicts of interest. To ensure Frost HR Consulting’s independence:

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

Peer Group and Compensation Surveys

The Committee considered market information from 2013 compensation surveys and peer company proxy statements in determining compensation for each of the executive officers.  The Committee reviews proxy statement data from a peer group of companies.  The surveys used for benchmarking included:

•	Towers Watson 2013 Top Management Compensation Survey
•	William M. Mercer 2013 Energy Industry Compensation Survey

The Committee reviews the composition of the peer group and the compensation paid at these companies, as well as their corporate performance and other comparative factors in determining the appropriate compensation levels for our executives. No company in our peer group shares our unique risk profile, which is a function of our portfolio of producing assets and exploratory prospects as well as the regulatory and political environments in which we operate.  Therefore, the Committee uses its judgment and business experience in addition to the peer group data in determining executive compensation.

- 8  -

The Committee selects peer companies for their shared similarities, including a common industry oil exploration focus, assets, market capitalization and enterprise value, among other factors. Revenue at the peer companies ranges from $8.9 million to $999.5 million for 2014 versus approximately $186 million for Harvest which is our interest of net revenue from oil and gas sales in our unconsolidated affiliate, Petrodelta, S.A. Our peer companies typically compete with us for executive talent. Our current industry peer group consists of the following companies:

• BPZ Resources, Inc.	• Halcón Resources, LLC
• Carrizo Oil and Gas Inc.	• PDC Energy Inc.
• FX Energy, Inc.	• PetroQuest Energy, Inc.
• Gastar Exploration Ltd.	• VAALCO Energy, Inc.
• Gulfport Energy, Corp.	• ZaZa Energy Corp.

Frost HR Consulting typically benchmarks the 25th, 50th and 75th percentiles for the data sources mentioned above to provide the Committee with an understanding of competitive pay practices. These surveys, equally weighted with the proxy data, consider each element of compensation and are collectively referred to as the “market data” throughout this Compensation Discussion and Analysis. Frost HR Consulting also provides the Committee with advice on equity incentive compensation trends, including types and value of awards being used by other public companies.

The Role of the Executives in Human Resources Committee Meetings

The Committee invites our CEO, the Vice President, Administration and Human Resources and the Vice President, General Counsel and Corporate Secretary to attend its meetings. The Vice President, Administration and Human Resources acts as the Committee Secretary and provides reports on plan administration and human resources policies and programs. The Vice President, General Counsel and Corporate Secretary provides legal advice on human resource matters. The CEO makes recommendations with respect to specific compensation decisions. The Committee, without management present, regularly meets in executive session and with its compensation consultant to review executive compensation matters including market data as well as peer group information.

The CEO makes recommendations to the Committee on performance evaluations, base salary changes, and both equity and annual incentive based compensation for executive officers and senior management (other than the CEO). From time to time, the CEO and members of management are invited to participate in Committee meetings to provide information regarding our strategic objectives, financial performance and recommendations regarding compensation plans. Management may be asked to prepare information for any Committee meeting. Depending on the agenda for a particular meeting, these materials may include:

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

Executive Compensation Components

Our compensation program components are designed to reward executive officers’ contributions, while considering our specific operating situation and how they manage this situation consistent with our strategy. Factors considered in compensating our executives include individual experience, skill sets that are required for multi-national oil and gas operations and their proven record of performance.   The principal components of compensation and their purposes for executive officers are:

- 9  -

Element	Form of Compensation	Purpose
Base salary	Cash	Provide competitive, fixed compensation to attract and retain executive talent
Annual performance based incentive awards	Cash	Create strong financial incentive for achieving financial and strategic successes
Long-term incentive compensation	Stock Options, Stock Appreciation Rights (SARs), Restricted Stock Units (RSU) and Restricted Stock Grants	Provides alignment between executive and shareholder interests by rewarding executives for performance based on appreciation in the Company's share price and retains executives
Personal benefits	Eligibility to participate in plans extends to all employees	Broad-based employee benefits for health and welfare and retirement

Base Salary

We pay base salaries to our executive officers to compensate them for specific job responsibilities during the calendar year. In determining base salaries for our executive officers, the Committee considers market and competitive benchmark data for the executive’s level of responsibility targeting between the 50th and 75th percentile of executive officers in comparable companies, with variation based on individual executive skill sets. Compared to 2013 market data, our base salaries were between 85% and 99% of the target market median.

Based on our current financial situation, the Committee did not recommend salary increases in 2015 for the CEO and the other named executive officers.  In March 2014, the CEO and other named executive officers received an average salary increase of 3%.

Base Salary-Annualized	Edmiston	Speirs	Haynes	Nesselrode	Head
2013	$570,000	$360,000	$305,000	$280,000	$275,000
2014	$588,000	$370,000	$314,000	$289,000	$283,000
2015	$588,000	$370,000	$314,000	$289,000	$283,000

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

These measures and their weightings are reviewed and modified, if appropriate, in light of changing Company priorities and strategic objectives. The corporate targets and weightings are recommended by the CEO and reviewed and approved by the Committee. The Committee focuses on these corporate goals in evaluating Company performance for the purpose of compensation. Individual performance results of the named executive officers are measured and assessed by the CEO.

Among these corporate goals, total shareholder return was weighted at 60%.  The Company realized a total shareholder return of negative 60%, due in part to the Venezuelan government not approving the sale of our share of Petrodelta to Petroandina and the declining oil prices.  This total shareholder return places Harvest in the 3rd quartile among its peer group.

Reserves/Production/Estimated Market Value (EMV) was weighted at 30%. The primary measurement for this target is year over year 2P reserve additions; although 3P and contingent resources are also taken into consideration.  Proved and probable reserves declined by approximately 10.5%, excluding the effects of the sale to Petroandina.  Production increased by approximately 7.3% over 2013 at Petrodelta, our Venezuelan affiliate.

- 10  -

Social Responsibility and Governance was weighted at 10% and is used at the discretion of the Committee in deciding the final corporate rating. As expected, there were no violations of our FCPA and Ethics and Business Conduct policies and the Company was accident-free in 2014.

Individual performance and operational results were combined with the Company performance results and weighted equally to determine each executive’s final annual incentive award. Target award levels for annual incentives are set at 100% of base salary for the CEO and 60% of base salary for the other named executive officers. For 2014 performance, awarded in March 2015, the CEO and the other named executive officer’s individual awards were 65% of their bonus targets.  However, these bonuses have been deferred and will not be paid until the outcome of the sale of Gabon and/or resolution of the sale of Petrodelta.

We believe the Company should have the ability to recover compensation paid to executive officers and key employees under certain circumstances. On May 20, 2010, our stockholders approved the 2010 Long-Term Incentive Plan (the “2010 Plan”). This 2010 Plan allows us to recover any award which the Company deems was not warranted after any restatement of corporate performance.

Long-Term Incentive Compensation

Long-term incentive awards have been granted under our 2001, 2004, 2006 and 2010 Long Term Incentive Plans (“LTIPs”), and the awards are granted to our executive officers to align their personal financial interests with our stockholders. The LTIPs include provisions for stock options, stock appreciation rights, restricted stock, restricted stock units and cash awards.

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

The long-term incentive awards for 2014 included stock options and restricted stock units.  Restricted stock units can be settled as cash or equity.  This mix provides upside potential with the stock options and a more stable award in the form of restricted stock units.  Of the total award value, 44 percent was allocated to options and 56 percent to restricted stock units based on available shares.

As of April 30, 2015, the total shares available for grant under the LTIPs approved by our stockholders are as follows:

Total available for grant as options	276,396
Total available for grants as restricted stock or options	26,304

Personal Benefits

Our executive officers are covered under the same health and welfare and retirement plans, including our 401(k) plan, as all employees. The executive officers also receive supplemental life insurance to cover the risks of extensive travel required in conducting our global business. We pay 100 percent of all premiums for the following benefits for employees and their eligible dependents:

•	All employees are entitled to a medical benefit with unlimited maximum lifetime benefits, with an annual out-of-pocket deductible of $3,125 per individual and $9,375 per family.

- 11  -

•

Life and accidental death and dismemberment (“AD&D”) insurance equal to two times annual salary with a minimum of $200,000 and a cap of $300,000 (or $400,000 with evidence of insurability).  Also, there is additional coverage equal to five times annual salary ($1.0 million maximum) while traveling outside their home country on Company business.

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

We do not offer a pension plan or a non-qualified deferred compensation plan for executive officers or employees. In 2014, we did not offer perquisites to executive officers or other employees. We offer relocation and foreign service premiums to employees serving in an international location. The amount of the premium will vary depending upon the living conditions, political situation and general safety conditions of the international location. Expatriate employees are also provided housing and utilities allowances where applicable. They also receive a cost of living allowance to cover the differential between normal living expenses in the host and home countries, and will continue to participate in the employee benefit plans available to home country employees.

Total Direct Compensation

Executive Compensation Compared to Market Data

Compared to 2013 market data, total direct compensation ranged between 43rd and 50th percentile of the target market for all named executive officers.  In 2014, this compensation (after March 2014 base salary increases) fell at the following percentiles:

2014 Actual Compensation in Relationship to 2013 Actual Market Data	CEO	Other Named Executive Officers
Base Salary	48th Percentile	45th to 53rd percentile
Actual Total Cash	27th Percentile	29th to 36th percentile
Actual Total Direct Compensation	44th Percentile	45th to 52nd percentile

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

Employment Agreements

We have entered into Executive Employment Agreements with our current named executive officers: Messrs. Edmiston, Haynes, Speirs, Nesselrode and Head. The contracts have an initial term that automatically extends for one year upon each anniversary unless a one-year notice not to extend is given to the executive. The current terms of the employment agreements are through May 31, 2015.

- 12  -

Entitlements based on terms in Executive Agreements if we terminate the employment without cause or notice (not related to Change of Control) OR the executive terminates employment for good reason	Edmiston	Haynes	Speirs	Nesselrode	Head
A lump sum amount equal to a certain multiple of base salary	3 times	2 times	2 times	2 times	2 times
An amount equal to a certain number of years times the maximum annual employer contributions made under our 401(k) plan	3 years	2 years	2 years	2 years	2 years
Vesting of all stock options and SARs	Yes	Yes	Yes	Yes	Yes
Vesting of all restricted stock awards and RSUs	Yes	Yes	Yes	Yes	Yes
Reimbursement of Outplacement Services	Yes	Yes	Yes	Yes	Yes
Restrictions on ability to compete with our company after termination of employment	2 years	2 years	2 years	2 years	2 years

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

Change of Control

Since it is in our best interest to retain during uncertain times executive officers who will act in the best interests of the stockholders without concern for personal outcome, our Executive Employment Agreements provide benefits in the event of loss of employment for employees in good standing due to a change of control. Change of control is defined as the acquisition of 50 percent or more of our voting stock, the cessation of the incumbent board of directors to constitute a majority of the board of directors, or, in certain circumstances, the reorganization, merger, or sale or disposition of at least 50 percent of our assets where we are not the surviving entity. Change of control severance benefits apply to terminations taking place between 240 days before a change of control and 730 days after a change of control.

- 13  -

Entitlements based on terms in Executive Agreements if we terminate the employment without cause or notice related to a Change of Control	Edmiston	Haynes	Speirs	Nesselrode	Head
A lump sum amount equal to a certain multiple of base salary	3 times	2 times	2 times	2 times	2 times
A lump sum amount equal to a certain multiple of the highest annual bonus over the past 3 years or target bonus, whichever is higher	3 times	2 times	2 times	2 times	2 times
An amount equal to a certain number of years times the maximum annual employer contributions made under our 401(k) plan	3 years	2 years	2 years	2 years	2 years
Continuation of accident, life, disability, dental and health benefits for a certain number of years	3 years	2 years	2 years	2 years	2 years
Excise tax reimbursement and gross up on the reimbursement	Yes	Yes	Yes	Yes	Yes
Vesting of all stock options and SARs	Yes	Yes	Yes	Yes	Yes
Vesting of all restricted stock awards and RSUs	Yes	Yes	Yes	Yes	Yes
Reimbursement of outplacement services	Yes	Yes	Yes	Yes	Yes
Restrictions on ability to compete with our company after termination of employment	2 years	2 years	2 years	2 years	2 years

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

R. E. Irelan, Committee Chairman

Igor Effimoff

J. Michael Stinson

- 14  -

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table summarizes the compensation of the Company’s named executive officers for the three most recently completed fiscal years ended December 31, 2014, 2013 and 2012.

						Non-Equity
						Incentive
						Plan	All Other
Name and Principal				Stock	Option	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($) (1)	Awards ($)	Awards ($) (2)	($) (3)	($) (4)	Total ($)

James A. Edmiston	2014	$584,539	$382,200	$—	$769,230	$966,280	$19,724	$2,721,973
President and Chief	2013	566,154	399,000	115,200	1,117,719	125,580	18,149	2,341,802
Executive Officer	2012	548,077	750,750	—	349,175	1,052,982	17,965	2,718,949

Stephen C. Haynes	2014	312,269	122,460	—	249,480	314,160	17,423	1,015,792
Vice President, Chief	2013	303,077	128,100	33,600	320,633	35,490	18,923	839,823
Financial Officer	2012	292,885	241,605	—	99,380	298,393	18,331	950,594

Robert Speirs	2014	368,333	144,300	—	294,030	371,280	537,459	1,715,402
Senior Vice President	2013	357,500	151,200	38,400	377,567	43,680	385,363	1,353,710
Eastern Operations	2012	343,333	296,010	—	115,496	351,446	365,319	1,471,604

Karl L. Nesselrode	2014	287,269	112,710	—	228,690	290,360	18,323	937,352
Vice President	2013	278,077	117,600	33,600	293,663	32,760	17,898	773,598
Engineering and	2012	267,692	221,130	—	91,323	273,347	17,714	871,206
Business Development

Keith L. Head	2014	281,462	110,370	—	225,720	285,600	14,036	917,188
Vice President	2013	273,077	115,500	33,600	287,670	32,760	20,368	762,975
General Counsel	2012	262,115	206,700	—	91,323	265,944	20,184	846,266

Notes:

(1)     Harvest pays bonuses one year in arrears but reflects the bonus in the table above in the year to which it related.  Bonuses related to 2012 were paid March 1, 2013 and are reflected in the schedule above as 2012 bonuses.  Bonuses related to 2013 were paid February 28, 2014 and are reflected in the schedule above as 2013 bonuses.  Bonuses related to 2014 have been deferred until our current financial situation is resolved and are reflected as 2014 bonuses.

(2)     Harvest uses the Black-Scholes option pricing model to determine the value of each option grant on the date of grant. Harvest does not advocate or necessarily agree that the Black-Scholes option pricing model can properly determine the value of an option.  The 2014 calculations for the named officers are based on a weighted average expected life of five years, exercise price of $4.76, expected volatility of 76.72%, risk free interest rate of 1.544%, expected dividend yield of 0% and expected annual forfeitures of 1.02% for stock options and 0% for restricted stock.

(3)     In May 2012, Harvest issued stock appreciation rights (“SAR”) and restricted stock units (“RSU”) as long-term incentive compensation.  In July 2013, Harvest issued additional SAR’s for long-term incentive compensation and in May 2014, RSU's were issued at $4.76 per unit.  These instruments can be settled in cash or equity.  Currently, no plan has been approved by the shareholders for equity settlement and Harvest is recording the liability and expense associated with the awards based on the fair market value of the stock.

(4) See table below:

- 15  -

				Foreign
			Company	Housing and	Cost of			Foreign
Name and Principal		Group Term	401(K)	Living	Living	Vacation	Transportation	Service	Foreign
Position	Year	Life	Match	Expense	Adjustment	Allowance	Allowance	Premium	Taxes	Total ($)

James A. Edmiston	2014	$9,324	$10,400	$—	$—	$—	$—	$—	$—	$19,724
President and Chief	2013	$7,949	$10,200	$—	$—	$—	$—	$—	$—	$18,149
Executive Officer	2012	$7,965	$10,000	$—	$—	$—	$—	$—	$—	$17,965

Stephen C. Haynes	2014	$7,023	$10,400	$—	$—	$—	$—	$—	$—	$17,423
Vice President, Chief	2013	$8,723	$10,200	$—	$—	$—	$—	$—	$—	$18,923
Financial Officer	2012	$8,331	$10,000	$—	$—	$—	$—	$—	$—	$18,331

Robert Speirs	2014	$1,290	$—	$173,840	$93,600	$45,714	$33,661	$28,500	$160,854	$537,459
Senior Vice President	2013	$1,290	$—	$175,242	$93,894	$48,276	$34,000	$28,500	$4,161	$385,363
Eastern Operations	2012	$1,290	$—	$157,699	$81,041	$43,795	$34,000	$28,500	$18,994	$365,319

Karl L. Nesselrode	2014	$7,923	$10,400	$—	$—	$—	$—	$—	$—	$18,323
Vice President	2013	$7,698	$10,200	$—	$—	$—	$—	$—	$—	$17,898
Engineering and	2012	$7,714	$10,000	$—	$—	$—	$—	$—	$—	$17,714
Business Development

Keith L. Head	2014	$3,636	$10,400	$—	$—	$—	$—	$—	$—	$14,036
Vice President	2013	$10,168	$10,200	$—	$—	$—	$—	$—	$—	$20,368
General Counsel	2012	$10,184	$10,000	$—	$—	$—	$—	$—	$—	$20,184

Grants of Plan-Based Awards

The following table shows information concerning options to purchase Common Stock granted to each of the named executive officers during 2014.

		All Other Option	Exercise or
		Awards: Number	Base Price	Fair Value of
		of Securities	Of Option	Stock Based
	Grant	Underlying Options	Awards	Awards
Name	Date	(#)	($/Sh)	($)
James A. Edmiston	5/21/2014	259,000	$4.76	769,230
Stephen Haynes	5/21/2014	84,000	$4.76	249,480
Karl Nesselrode	5/21/2014	77,000	$4.76	228,690
Keith L. Head	5/21/2014	76,000	$4.76	225,720
Robert Speirs	5/21/2014	99,000	$4.76	294,030

Notes:

(1)	Options granted May 21, 2014 vest 1/3 each year over a three year period.
(2)	Harvest granted options representing 683,000 shares to employees in 2014.

- 16  -

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning outstanding equity awards as of December 31, 2014 held by the named executive officers.

	Option Awards					Stock Awards
			Equity Incentive				Market	Equity Incentive		Equity Incentive
			Plan Number			Number of	Value of	Plan Awards:		Plan Awards:
			of Securities			Shares or	Shares or	Number of		Market or Payout
	Number of Securities		Underlying			Units of	Units of	Unearned		Value of Unearned
	Underlying Unexercised		Unexercised	Option		Stock	Stock That	Shares, Units or		Shares, Units or
	Options		Unearned	Exercise	Option	That Have	Have Not	Other Rights That		Other Rights That
	(#)		Options	Price	Expiration	Not Vested	Vested (1)	Have Not Vested		Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)		($)
James A. Edmiston	75,000	—		$12.795	3/4/2015
			85,000	$10.800	9/15/2015
			165,000	$10.800	9/15/2015
								250,000	(2)	$—
	17,000	—		$9.605	3/2/2016
	24,334	—		$9.605	3/2/2016
	120,000	—		$10.175	5/15/2015
	65,000	—		$4.595	6/18/2016
	160,900	—		$7.100	5/20/2015
	114,200	—		$11.190	5/20/2016
	86,666	43,334		$5.120	5/17/2017
	124,333	248,667		$4.800	7/17/2018	24,000	43,440
		259,000		$4.760	5/21/2019
Stephen Haynes	50,000	—		$10.245	5/19/2015
	12,000	—		$4.595	6/18/2016
	35,900	—		$7.100	5/20/2015
	51,100	—		$11.190	5/20/2016
	24,667	12,333		$5.120	5/17/2017
	35,666	71,334		$4.800	7/17/2018	7,000	12,670
		84,000		$4.760	5/21/2019
Karl Nesselrode	20,000	—		$12.795	3/4/2015
	13,334	—		$9.605	3/2/2016
	40,000	—		$10.175	5/15/2015
	29,900	—		$7.100	5/20/2015
	47,400	—		$11.190	5/20/2016
	22,667	11,333		$5.120	5/17/2017
	32,666	65,334		$4.800	7/17/2018	7,000	12,670
		77,000		$4.760	5/21/2019
Keith L. Head	20,000	—		$10.175	5/15/2015
	18,000	—		$7.100	5/20/2015
	30,500	—		$11.190	5/20/2016
	22,666	11,334		$5.120	5/17/2017
	32,000	64,000		$4.800	7/17/2018	7,000	12,670
		76,000		$4.760	5/21/2019
Robert Speirs	80,000	—		$13.690	6/1/2016
	40,000	—		$10.175	5/15/2015
	12,500	—		$4.595	6/18/2016
	47,800	—		$7.100	5/20/2015
	66,300	—		$11.190	5/20/2016
	28,666	14,334		$5.120	5/17/2017
	42,000	84,000		$4.800	7/17/2018	8,000	14,480
		99,000		$4.760	5/21/2019

(1) The market value of shares is $1.81 per share, based upon the closing price of HNR stock on the NYSE on December 31, 2014.

- 17  -

(2)     This stock unit is a right to receive, after vesting, a cash amount equal to the difference between the closing price of the stock on September 15, 2005 and the price of the stock on the date the payment is distributed.  Vesting is the last to occur of September 15, 2006 and the date on which the average of the stock price for 10 consecutive trading days is greater than $25 per share.

- 18  -

Options Exercised and Stock Vested

The following table provides information regarding the exercise of stock options and restricted stock vested during 2014 by the named executive officers.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares or units	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise	Exercise	Vesting	Vesting
James A. Edmiston	—	—	29,200	$135,196
Stephen Haynes	—	—	13,100	$60,653
Karl Nesselrode	—	—	12,100	$56,023
Robert Speirs	—	—	16,900	$78,247
Keith Head	—	—	7,800	$36,114

- 19  -

Potential Payments under Termination or Change of Control

The tables below reflect the additional compensation to the named executive officers of the Company under the terms of their Executive Employment Agreements in the event of termination without cause or without proper notice, termination following change of control, or termination for disability or death. (See Compensation Discussion and Analysis — Employment Agreements and Change of Control above for a description of the terms of the Executive Employment Agreements.) The amounts shown in the tables assume that such termination was effective as of December 31, 2014, and thus include estimated amounts earned through that date that would be paid out to the named executive officers. The actual amounts can only be determined at the time of separation from the Company.  Accelerated vesting of stock awards is based on a December 31, 2014 stock price of $1.81.

Termination
for Good Reason
		or Involuntary	Termination
	Voluntary	Termination	due	For Cause
	Termination	without Cause	to Change in	Termination
	on	or Notice on	Control on	on	Death on	Disability on
Executive Compensation and Benefits-James Edmiston	12/31/2014	12/31/2014	12/31/2014	12/31/2014	12/31/2014	12/31/2014
Compensation:
Base Salary	$—	$ $ 1,764,000	$ $ 1,764,000	—	$ $ 1,764,000	$ $ 1,764,000
Short-term Incentive	—	$ 0	$ 2,252,250	—	$ 0	$ 0
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	$ 0	$ 0	—	$ 0	$ 0
Restricted Shares/RSUs	—	$ 553,860	$ 553,860	—	$ 553,860	$ 553,860
Benefits and Perquisites:
Outplacement	—	$ 20,000	$ 20,000	—	—	—
Life Insurance Proceeds	—	—	—	—	$ 300,000	—
Excise Tax Gross Up	—	—	$ 1,613,350	—	—	—
Disability Benefits per year *	—	—	—	—	—	$ 120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	$ 92,879	—	—	—
401(k) employer match	—	$ 31,200	$ 31,200	—	$ 31,200	$ 31,200
Total	$—	$2,369,060	$6,327,539	$—	$2,649,060	$2,469,060

*  until no longer disabled or Social Security Retirement Age

Termination
for Good Reason
		or Involuntary	Termination
	Voluntary	Termination	due	For Cause
	Termination	without Cause	to Change in	Termination
	on	or Notice on	Control on	on	Death on	Disability on
Executive Compensation and Benefits-Stephen Haynes	12/31/2014	12/31/2014	12/31/2014	12/31/2014	12/31/2014	12/31/2014
Compensation:
Base Salary	$—	$ $ 628,000	$ $ 628,000	—	$ $ 628,000	$ $ 628,000
Short-term Incentive	—	$ 0	$ 483,210	—	—	—
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	$ 0	$ 0	—	$ 0	$ 0
Restricted Shares/RSUs	—	$ 173,760	$ 173,760	—	$ 173,760	$ 173,760
Benefits and Perquisites:
Outplacement	—	$ 20,000	$ 20,000	—	—	—
Life Insurance Proceeds	—	—	—	—	$ 300,000	—
Excise Tax Gross Up	—	—	$ 0	—	—	—
Disability Benefits per year *	—	—	—	—	—	$ 120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	$ 39,438	—	—	—
401(k) employer match	—	$ 20,800	$ 20,800	—	$ 20,800	$ 20,800
Total	$—	$842,560	$1,365,208	$—	$1,122,560	$942,560

*  until no longer disabled or Social Security Retirement Age

- 20  -

Termination
for Good Reason
		or Involuntary	Termination
	Voluntary	Termination	due	For Cause
	Termination	without Cause	to Change in	Termination
	on	or Notice on	Control on	on	Death on	Disability on
Executive Compensation and Benefits-Robert Speirs	12/31/2014	12/31/2014	12/31/2014	12/31/2014	12/31/2014	12/31/2014
Compensation:
Base Salary	$—	$ $ 740,000	$ $ 740,000	—	$ $ 740,000	$ $ 740,000
Short-term Incentive	—	$ 0	$ 592,020	—	—	—
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	$ 0	$ 0	—	$ 0	$ 0
Restricted Shares/RSUs	—	$ 204,530	$ 204,530	—	$ 204,530	$ 204,530
Benefits and Perquisites:
Outplacement	—	$ 20,000	$ 20,000	—	—	—
Life Insurance Proceeds	—	—	—	—	$ 300,000	—
Excise Tax Gross Up	—	—	$ 0	—	—	—
Disability Benefits per year *	—	—	—	—	—	$ 120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	$ 58,830	—	—	—
401(k) employer match	—	—	—	—	—	—
Total	$—	$964,530	$1,615,380	$—	$1,244,530	$1,064,530

*  until no longer disabled or Social Security Retirement Age

Termination
for Good Reason
		or Involuntary	Termination
	Voluntary	Termination	due	For Cause
	Termination	without Cause	to Change in	Termination
	on	or Notice on	Control on	on	Death on	Disability on
Executive Compensation and Benefits-Karl Nesselrode	12/31/2014	12/31/2014	12/31/2014	12/31/2014	12/31/2014	12/31/2014
Compensation:
Base Salary	$—	$ $ 578,000	$ $ 578,000	—	$ $ 578,000	$ $ 578,000
Short-term Incentive	—	$ 0	$ 442,260	—	—	—
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	$ 0	$ 0	—	$ 0	$ 0
Restricted Shares/RSUs	—	$ 161,090	$ 161,090	—	$ 161,090	$ 161,090
Benefits and Perquisites:
Outplacement	—	$ 20,000	$ 20,000	—	—	—
Life Insurance Proceeds	—	—	—	—	$ 300,000	—
Excise Tax Gross Up	—	—	$ 0	—	—	—
Disability Benefits per year *	—	—	—	—	—	$ 120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	$ 65,303	—	—	—
401(k) employer match	—	$ 20,800	$ 20,800	—	$ 20,800	$ 20,800
Total	$—	$779,890	$1,287,453	$—	$1,059,890	$879,890

*  until no longer disabled or Social Security Retirement Age

Termination
for Good Reason
		or Involuntary	Termination
	Voluntary	Termination	due	For Cause
	Termination	without Cause	to Change in	Termination
	on	or Notice on	Control on	on	Death on		Disability on
Executive Compensation and Benefits-Keith Head	12/31/2014	12/31/2014	12/31/2014	12/31/2014	12/31/2014		12/31/2014
Compensation:
Base Salary	$—	$ $ 566,000	$ $ 566,000	—	$ $ 566,000		$	$ 566,000
Short-term Incentive	—	$ 0	$ 413,400	—	—			—
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	$ 0	$ 0	—	$ 0			$ 0
Restricted Shares/RSUs	—	$ 159,280	$ 159,280	—	$ 159,280			$ 159,280
Benefits and Perquisites:
Outplacement	—	$ 20,000	$ 20,000	—	—	—	—	—
Life Insurance Proceeds	—	—	—	—	$ 300,000			—
Excise Tax Gross Up	—	—	$ 0	—	—			—
Disability Benefits per year *	—	—	—	—	—			$ 120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	$ 43,126	—	—			—
401(k) employer match	—	$ 20,800	$ 20,800	—	$ 20,800			$ 20,800
Total	$—	$766,080	$1,222,606	$—	$1,046,080			$866,080

*  until no longer disabled or Social Security Retirement Age

- 21  -

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

Our retainer and meeting fee schedule was changed in June 2014. Each non-employee director of the Company received cash compensation as follows:

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

Our director compensation includes additional compensation for the non-executive Chairman of the Board in recognition of the significant added responsibilities and time commitments of that position. In addition to his compensation as a director, he receives a retainer of $120,000 a year; this 2014 retainer remained the same as the retainer in 2013, 2012 and 2011.

Under the Harvest Natural Resources 2010 Long Term Incentive Plan, directors are eligible to receive restricted stock, restricted stock units (RSU), stock options and stock appreciation rights (SAR) grants. In July 2014, the Board approved a restricted stock award valued at $79,999 for each director.

The following table sets forth the cash and other compensation paid to the non-employee members of our Board of Directors in 2014.

	Fees	Stock
	Earned	or Stock
	or Paid in	Unit
Name	Cash ($)	Awards ($)	Total ($)
Steven D. Chesebro'	$216,000 (1)	$79,999	$295,999
Igor Effimoff	80,000	79,999	159,999
H. H. Hardee	80,000	79,999	159,999
R. E. Irelan	95,000	79,999	174,999
Patrick M. Murray	103,000 (2)	79,999	182,999
John M. Stinson	80,000	79,999	159,999

Notes:  Restricted share units (RSUs) were issued on July 16, 2014 at a price of $4.48 per share with a vesting of one year from grant date.

(1)	Includes $6,000 in special business meeting fees.
(2)	Includes $3,000 in special business meeting fees.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Human Resources Committee is currently, and was during 2014, composed of R. E. Irelan, Igor Effimoff and J. Michael Stinson.  None of the members of the Board’s Human Resources Committee is or has been an officer or employee of the Company or has a relationship requiring disclosure under Item 404(a) of SEC Regulation S-K. No executive officer of the Company serves on the compensation committee or serves as a director of another entity where an executive officer of that entity also serves on the Human Resources Committee or on the Board.

- 22  -

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP

Directors and Named Executive Officers

The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by our directors, each named executive officer and our directors and named executive officers as a group. Except as otherwise indicated, all information is as of March 31, 2014.

The number of shares of our common stock beneficially owned by each director or named executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2014 through the exercise of stock options or other rights. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

	Amount and Nature of
	Beneficial Ownership
	Number of	Shares		Percent of
	Shares	Acquirable	Total	Shares
	Beneficially	Within 60	Beneficial	Outstanding
Name of Beneficial Owner	Owned (1)	Days	Ownership	(2)(3)
James A. Edmiston	367,766	842,101 (4)	1,209,867	2.78%	%
Stephen C. Haynes	69,933	249,667	319,600	0.74%	*
Keith L. Head	34,008	159,834	193,842	0.45%	*
Karl L. Nesselrode	66,168	222,967	289,135	0.67%	*
Robert Speirs	225,483	364,601	590,084	1.37%	%
Stephen D. Chesebro’	449,521	10,000	459,521	1.07%	%
Igor Effimoff	60,667	—	60,667	0.14%	*
H. H. Hardee	216,450	10,000	226,450	0.53%	*
Robert E. Irelan	72,667	—	72,667	0.17%	*
Patrick M. Murray	237,521	10,000	247,521	0.58%	*
J. Michael Stinson	129,667	15,000	144,667	0.34%	*
All current directors and executive officers as a group of eleven persons	1,929,851	1,884,170	3,814,021	8.55%	%

* Represents less than one percent of our outstanding common stock.
(1) This number does not include common stock that our directors or officers have a right to acquire within 60 days of March 31, 2015
(2) Percentages are based upon 42,747,567 shares of common stock outstanding on March 31, 2015.
(3) Percentages have been calculated assuming that the vested options have been exercised by the individual for which the percent is being calculated.
(4) Excludes options to purchase 250,000 shares that vest if the average closing price of the common stock equals or exceeds $20 per share for 10 consecutive trading days.

- 23  -

Certain Beneficial Owners

The following table shows the beneficial owners of more than five percent of the Company’s common stock as of March 31, 2015 based on information available as of that date:

	Aggregate
	Number
	of Shares		Percent of
	Beneficially		Shares	Report
Name & Address	Owned (1)		Outstanding (2)	Date	Source
Caisse de dépôt et placement du Québec
1000 place Jean-Paul Riopelle
Montreal (Quebec), H2Z 2B3	3,372,000	(3)	7.89%	1/22/2015	Sch.13G/A	(3)
Dimensional Fund Advisors LP
Palisades West, Building One
6300 Bee Cave Road
Austin, Texas 78746	2,959,697	(4)	6.92%	2/5/2015	Sch.13G/A	(4)
MSDC Capital Management LLP
645 Fifth Avenue, 21st Floor
New York, NY 10022	2,913,392	(5)	6.82%	2/17/2015	Sch.13G/A	(5)
BlackRock, Inc.
55 East 52nd Street
New York, NY 10022	2,816,195	(6)	6.59%	2/2/2015	Sch.13G/A	(6)
Gruss Capital Management LP
510 Madison Avenue, 16th Floor
New York, New York 10022	2,467,000	(7)	5.77%	2/10/2015	Sch.13G/A	(7)

(1) The stockholder has sole voting and dispositive power over the shares indicated unless otherwise disclosed.
(2) The Company’s outstanding common shares as of March 31, 2015 were 42,747,567.
(3) In its Schedule 13G/A, Caisse de dépôt et placement du Québec reported sole voting and dispositive power with respect to all shares.
(4) In its Schedule 13G/A, Dimensional Fund Advisors, Inc. and its affiliates reported sole voting power with respect to 2,921,300 shares and sole dispositive power with respect to all shares.
(5) In its Schedule 13G/A, MSDC Capital Management LLP and its affiliates reported shared voting and dispositive power with respect to all shares.
(6) In its Schedule 13G/A, BlackRock, Inc. reported sole voting power with respect to 2,770,624 shares and sole dispositive power with respect to all shares.
(7) In its Schedule 13G/A, Gruss Capital Management LP and its affiliates reported shared voting and dispositive power with respect to all shares.

.

- 24  -

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2014

	Column (a)	Column (b)	Column (c)	Column (d)
	# Of Securities	Weighted		# Of Securities
	To Be	Average		Remaining
	Issued Upon	Exercise		Available For Future
	Exercise Of	Price Of	Weighted	Issuance Under Equity
	Outstanding	Outstanding	Average	Compensation Plans
	Options And	Options and	Remaining	(Excluding Securities
	Rights	Rights (3)	Life	Reflected In Column (a) (4)
Equity compensation plans approved by Security Holders	4,475,636	$7.79	2.0	266,700
Equity compensation plans not approved by Security Holders (1)	60,000	$9.76	0.3	—
Stock Appreciation Right (SAR) (2)	1,123,198	$4.95	2.2	—
TOTAL	5,658,834			266,700

A description of our equity compensation plans is included in our Form 10-K filed March 27, 2015,  Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 15 – Stock-Based Compensation and Stock Purchase Plans.

(1)

Options were issued to new hire employees as employment inducement grants under a New York Stock Exchange (“NYSE”) exception.  These options were granted from 2008 through 2010 between $7.33 and $10.25 and vested ratably over three years from the grant date.  At December 31, 2014, a total of 60,000 options were issued and outstanding as inducement grants, which are included in the table above, and all of these options were exercisable.  This compensation plan was not approved by security holders.

(2)

A SAR is a right to receive on the Exercise Date, after vesting thereof, for each share of stock underlying the SAR with respect to which the SAR is exercised, an amount equal to the excess of (a) the Fair Market Value of one share of the stock on the Exercise Date over (b) 100 percent of the Fair Market Value of one share of the stock determined as of the Grant Date (the SAR Exercise Price).  The grant date for the 2009 SARS was June 18, 2009 and the exercise price is $4.595 per share.  The 2009 SARs vested one-third each year beginning on June 18, 2012 and expire after seven years on June 18, 2016.  The grant date for the 2012 SARS was May 17, 2012 and the exercise price is $5.12 per share.  The 2012 SARs vest one-third each year beginning on May 17, 2013 and expire after five years on May 17, 2017.  The grant date for the 2013 SARs was July 18, 2013 and the exercise price is $4.80 per share.  The 2013 SARs vest one-third each year beginning on July 18, 2014, and expire after five years on July 18, 2018.  At the sole discretion of the Company, a SAR may be settled in cash or with shares of the underlying stock from an approved plan that allows the payment of a SAR in the medium of stock.  This compensation plan was not approved by security holders.

(3)	This reflects the weighted average exercise of the stock options and SARs listed in column (a).
(4)	Securities remaining available for future issuances from the following plans at April 30, 2015 are:

2001 Long-Term Incentive Plan	36,000	Issuable only as Options
2006 Long-Term Incentive Plan	100,000	Issuable only as Options
2010 Long-Term Incentive Plan	140,396	Issuable only as Options
2010 Long-Term Incentive Plan	26,304	Issuable as Options or Full Value Award
	302,700

In addition to the outstanding options and SARs listed above, there are a total of 86,000 unvested shares of restricted stock awards that were granted under all plans that are outstanding as of December 31, 2014.  Of these full value awards, 84,000 shares were granted under equity plans approved by security holders.  There were 2,000 unvested shares awarded as inducement grants and not approved by security holders.

A “ stock unit ” is a right to receive on the Payment Date, after vesting thereof, a cash amount equal to the Fair Market Value of one share of the stock on the Payment Date.  At December 31, 2014, the Company had 904,642 stock units outstanding.  Stock units were granted to employees on May 17, 2012 and vest on May 17, 2015.  Stock units were also granted on May 21, 2014 to employees and on July 16, 2014 to outside directors.  At the sole discretion of the Company, a stock unit may be settled in cash or with shares of the underlying stock from an approved plan that allows the payment of the stock unit in the medium of stock.  This compensation plan was not approved by security holders.

- 25  -

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

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BDO USA, LLP (“BDO”) is our independent registered public accounting firm.  On December 1, 2014, UHY LLP ("UHY") informed Harvest that, effective on that date, UHY’s Texas practice had been acquired by BDO USA, LLP ("BDO") (the "UHY Acquisition"). As a result of the UHY Acquisition, effective December 1, 2014, UHY resigned as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014 and BDO became our independent registered public accounting firm. UHY previously served as the independent registered public accounting firm to audit the financial statements and internal control over financial reporting of the Company for the fiscal year ended December 31, 2013.  Prior to 2013, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) served as our independent registered public accounting firm.

The following is a summary of the fees for professional services rendered by BDO, UHY and PricewaterhouseCoopers for each of the years ended December 31, 2014 and December 31, 2013.

Audit Fees.    The aggregate fees billed by BDO, UHY and PricewaterhouseCoopers for each of the last two fiscal years for professional services rendered in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided by them in connection with statutory and regulatory filings or engagements for the year ending on December 31 were as follows:

	2014			2013
Fees	BDO	UHY	PWC	UHY	PWC
Audit	$ 608,694	$ 357,153	–	$ 1,219,714	$ 345,000
Audit Related	–	32,013	$ 107,781	162,562	155,304
Tax	–	1,800	–	50,834	–
All Other	–	26,409	75,000	–	3,838

Total	$ 608,694	$ 417,375	$ 182,781	$ 1,433,110	$ 504,142

- 26  -

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)3.Exhibits.

23.4Consent of BDO USA, LLP.

31.1Certification pursuant to Rule 13a-14(a)/15d-14(a) executed by James A. Edmiston, President and Chief Executive Officer.

31.2Certification pursuant to Rule 13a-14(a)/15d-14(a) executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

(Registrant)

Date:April 30, 2015By:/s/ Keith L. Head

Keith L. Head

Vice President and General Counsel

- 27  -