Form 10-Q
period 2015-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2015-05-18
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

At May 11, 2015, the Registrant had 42,747,567 shares of its common stock, par value $0.01 per share, outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,417	$6,585
Restricted cash	—	25
Accounts receivable, net	223	339
Deferred income taxes	118	53
Prepaid expenses and other	306	353
TOTAL CURRENT ASSETS	2,064	7,355
INVESTMENT IN AFFILIATE	164,700	164,700
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	54,539	54,290
Other administrative property, net	188	217
TOTAL PROPERTY AND EQUIPMENT, NET	54,727	54,507
OTHER ASSETS	1,309	1,484
TOTAL ASSETS	$222,800	$228,046
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$2,087	$1,697
Accrued expenses	4,652	4,617
Accrued interest	222	97
Income taxes payable	15	5
Current deferred tax liability	46	45
Notes payable to noncontrolling interest owners	7,600	13,709
Other current liabilities	170	128
TOTAL CURRENT LIABILITIES	14,792	20,298
LONG-TERM DEFERRED TAX LIABILITY	14,254	14,655
OTHER LONG-TERM LIABILITIES	74	215
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 per share; shares authorized 80,000 (2015 and 2014); shares issued 49,320 (2015 and 2014); shares outstanding 42,748 (2015 and 2014)	493	493
Additional paid-in capital	287,426	280,757
Retained deficit	(106,825)	(101,208)
Treasury stock, at cost, 6,572 shares (2015 and 2014)	(66,316)	(66,316)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	114,778	113,726
NONCONTROLLING INTERESTS	78,902	79,152
TOTAL EQUITY	193,680	192,878
TOTAL LIABILITIES AND EQUITY	$222,800	$228,046

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

EXPENSES:
Depreciation and amortization	$29	$76
Exploration expense	1,932	1,833
Impairment expense - unproved property costs	—	4,460
General and administrative	4,158	6,301
	6,119	12,670
LOSS FROM OPERATIONS	(6,119)	(12,670)
OTHER NON-OPERATING INCOME (EXPENSE):
Loss on sale of interest in Harvest Holding	—	(966)
Interest expense	(237)	(47)
Loss on extinguishment of long-term debt	—	(4,749)
Foreign currency transaction gains (losses)	3	(469)
Other non-operating expenses	—	(216)
	(234)	(6,447)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,353)	(19,117)
INCOME TAX BENEFIT	(384)	(954)
LOSS FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM INVESTMENT AFFILIATE	(5,969)	(18,163)
EARNINGS FROM INVESTMENT AFFILIATE	—	18,887
INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,969)	724
DISCONTINUED OPERATIONS	—	(131)
NET INCOME (LOSS)	(5,969)	593
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(352)	8,601
NET LOSS ATTRIBUTABLE TO HARVEST [COMPREHENSIVE LOSS]	$(5,617)	$(8,008)
BASIC LOSS PER SHARE:
Loss from continuing operations	$(0.13)	$(0.19)
Discontinued operations	—	—
Basic loss per share	$(0.13)	$(0.19)
DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.13)	$(0.19)
Discontinued operations	—	—
Diluted loss per share	$(0.13)	$(0.19)

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,969)	$593
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	29	76
Impairment expense - unproved property costs	—	4,460
Amortization of debt financing costs	221	—
Loss on sale of interest in Harvest Holding	—	966
Foreign currency transaction loss	—	1,349
Loss on extinguishment of long-term debt	—	4,749
Earnings from investment affiliate	—	(18,887)
Share-based compensation-related charges	512	881
Changes in operating assets and liabilities:
Accounts receivable	116	1,649
Prepaid expenses and other	47	12
Other assets	(21)	(10)
Accounts payable	390	(1,631)
Accrued expenses	117	(11,404)
Accrued interest	172	(318)
Income taxes payable	10	(2,133)
Deferred income tax assets and liabilities	(465)	(976)
Other current liabilities	42	(260)
Other long-term liabilities	(141)	(34)
NET CASH USED IN OPERATING ACTIVITIES	(4,940)	(20,918)
CASH FLOWS FROM INVESTING ACTIVITIES:
Transaction costs from sale of interest in Harvest Holding	—	(2,494)
Additions of property and equipment	(330)	(498)
Advances to investment affiliate, net	—	(127)
Decrease in restricted cash	—	98
NET CASH USED IN INVESTING ACTIVITIES	(330)	(3,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	—	(79,750)
Contributions from noncontrolling interest owners	102	476
Treasury stock purchases	—	(46)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	102	(79,320)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,168)	(103,259)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,585	120,897
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,417	$17,638

See accompanying notes to consolidated condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

	Three Months Ended March 31,

	2015	2014
Supplemental Cash Flow Information:	(in thousands)
Cash paid during the year for income taxes	$2	$2,253
Supplemental Schedule of Noncash Investing and Financing Activities:
Increase (decrease) in current liabilities related to additions of property and equipment	$(82)	$(249)
Increase in Stockholders' Equity from forgiveness of note payable and accrued interest	6,157	—

See accompanying notes to consolidated condensed  financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2015 and December 31, 2014, results of operations for the three months ended March 31, 2015 and 2014, and the cash flows for the three months ended March 31, 2015 and 2014. The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  These reclassifications did not affect our consolidated condensed financial results. The consolidated condensed financial statements included in this report should be read with our consolidated condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Financial Statements”), which include certain definitions and a summary of significant accounting policies. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is a petroleum exploration and production company incorporated under Delaware law in 1988.  We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). In addition to our interests in Venezuela, we hold exploration acreage mainly offshore of the Republic of Gabon (“Gabon”) through the Dussafu Marin Permit (“Dussafu PSC”).  See Note 8 – Gabon.

Our Venezuelan interests are owned through our 51 percent ownership interest in Harvest-Vinccler Dutch Holding B.V., a Dutch private company with limited liability (“Harvest Holding”). Our ownership of Harvest Holding is through HNR Energia B.V. (“HNR Energia”), in which we have a direct controlling interest.  The remaining 49 percent ownership interest of Harvest Holding is owned by Oil & Gas Technology Consultants (Netherlands) Cooperatie U.A. (“Vinccler”)  (20 percent) and Petroandina Resources Corporation N.V. ("Petroandina") (29 percent); Petroandina is a wholly owned subsidiary of Pluspetrol Resources Corporation B.V.(“Pluspetrol”). Harvest Holding owns 100 percent of HNR Finance B.V. (“HNR Finance”), and HNR Finance owns a 40 percent interest in Petrodelta, S.A. (“Petrodelta”). Petrodelta is the Venezuelan mixed company formed in 2007 for the purpose of owning and operating certain oil and gas interests in Venezuela. The other 60 percent of Petrodelta is owned by CorporacionVenezolana del Petroleo A.S. (“CVP”) and PDVSA Social S.A., both companies owned and controlled by the Government of Venezuela through Petroleos de Venezuela S.A. (“PDVSA”). Thus, we own an indirect 20.4 percent of Petrodelta (51 percent of 40 percent).  In addition to its 40 percent interest in Petrodelta, Harvest Holding also indirectly owns 100 percent of Harvest Vinccler, S.C.A. (“Harvest Vinccler”), which assists us in the oversight of our investment in Petrodelta and in negotiations with PDVSA.

For several years we have explored a broad range of strategic alternatives with respect to our Venezuelan interests.  On December 16, 2013, we entered into a Share Purchase Agreement (the “SPA”) to sell all of our interests in Venezuela to Petroandina in two closings for an aggregate cash purchase price of $400.0 million. At that time, we still had an 80 percent interest in Harvest Holding. Under the SPA, we sold a 29 percent interest in Harvest Holding to Petroandina for $125.0 million on December 16, 2013, and agreed to sell the remaining 51 percent interest in Harvest Holding to Petroandina for $275.0 million at a future closing. The closing was subject to, among other things, authorization by the holders of a majority of our outstanding common stock and approval of the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela. Our shareholders approved the sale on May 7, 2014. By January 1, 2015, we concluded that the parties would not be able to obtain the approval by the Government of Venezuela and so we terminated the SPA in accordance with its terms. When the SPA was terminated, a shareholders' agreement (the “Shareholders’ Agreement”) between the Company and Petroandina regarding their ownership shares in Harvest Holding became effective.  See Note 5 – Dispositions, below, for further information on this transaction.

Note 2 – Liquidity and Going Concern

We expect that for 2015 we will not generate revenue, will continue to generate losses from operations, and our cash flows will not be sufficient to cover our operating expenses or capital needs. Expected continued losses from operations and uses of cash will be funded through debt or equity financings, farm-downs and delay of the discretionary portion of our capital spending to future periods or operating cost reductions.    Our ability to continue as a going concern also depends upon the success of our planned exploration and development activities.  There can be no guarantee of future capital acquisition, fundraising or explorations success or that we will realize the value of our exploration and exploitation acreage and suspended wells.  We believe that we will continue to be successful in securing any funds necessary to continue as a going concern.  However, our current cash position and our ability to access additional capital may limit our available opportunities or not provide sufficient cash for operations or capital requirements.

Historically, our primary ongoing source of cash has been dividends from Petrodelta, issuance of debt and the sale of oil and gas properties. Our primary use of cash has been to fund oil and gas exploration projects, principal payments on debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities.

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

On August 28, 2014, Petroandina exercised its right to a one month extension of the termination date of the SPA.  In accordance with the extension the Company had the option to borrow $2.0 million from Petroandina, which it exercised.  Petroandina again extended the SPA on September 29, and October 30, 2014, with the Company borrowing $2.0 million per extension.  On November 27, 2014, Petroandina exercised its final extension and the Company borrowed the final maximum amount allowed of $1.6 million.  Quarterly interest payments began on December 31, 2014 with the principal due January 1, 2016.  Interest accrued at a rate of 11%.  We are in default of the loan agreement with Petroandina for not making the April 1, 2015 interest payment. In default the interest rate effective April 2, 2015 is 13%.  In the event of default, Petroandina may give notice to take any or all of the following actions, at the same time or different times: 1) terminate the loan agreement and 2) declare the outstanding principal balance of the loan and accrued interest to be due and payable in whole or in part immediately.  As of the date of this report, Petroandina has not given us notice exercising any of these actions. As of March 31, 2015, the Company’s note payable balance to Petroandina was $7.6 million and accrued interest of $0.2 million.

We are currently marketing our non-Venezuelan assets and in discussion with potential buyers and partners, and we intend to continue our consideration of a possible sale of some or all of our non-Venezuelan assets.

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

On May 11, 2015, the Company borrowed $1.3 million to fund certain corporate expenses.  The Company issued a note payable to the lender bearing an interest rate of 15% per annum,  with a maturity date of January 1, 2016.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Third-party interests in our majority-owned subsidiaries are presented as noncontrolling interests.

Investment in Petrodelta

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method.  We ceased recording earnings from Petrodelta in the second quarter 2014 due to the expected sales price of the second closing purchase agreement approximating the recorded value of our investment in Petrodelta.  The Company was not able to obtain approval from the government of Venezuela during 2014 for the second closing of the SPA and on January 1, 2015 we terminated the SPA.  As a result of numerous actions and inactions of Petrodelta’s controlling shareholder, PDVSA, and our inability to obtain approval for the second closing, we have determined that we no longer have a significant influence within our investment in Petrodelta and in accordance with Accounting Standards Codification “ASC 323 – Investments – Equity Method” and as such, we have decided to account for our investment in Petrodelta under the cost method (“ASC 320 – Investments – Debt and Investments Securities”), effective December 31, 2014.  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.   In connection with the change in the method of accounting, we performed an impairment analysis of the carrying value of our investment at December 31, 2014.  Based on this assessment we recorded a one-time pre-tax impairment charge of $355.7 million against the carrying value of our investment in the fourth quarter of 2014.  We continue to monitor the carrying value of our investment and may record additional impairments if we believe that any future decrease in the estimated fair value of the investment to be other than temporary.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Oil and Gas Properties

The major components of property and equipment are as follows (in thousands):

	As of March 31,	As of December 31,
	2015	2014
Unproved property costs	$50,573	$50,324
Oilfield inventories	3,966	3,966
Other administrative property	2,670	2,670
Total property and equipment	57,209	56,960
Accumulated depreciation	(2,482)	(2,453)
Total property and equipment, net	$54,727	$54,507

Unproved property costs, excluding oilfield inventories, consist of (in thousands):

	As of March 31,	As of December 31,
	2015	2014
Dussafu PSC	$50,573	$50,324
Total unproved property costs	$50,573	$50,324

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the three months ended March 31, 2015, depreciation expense was $0.0 million ($0.1 million for the three months ended March 31, 2014.)

Other Assets

Other Assets at March 31, 2015 and December 31, 2014 include deposits, prepaid expenses expected to be realized in the next 12 to 24 months and deferred financing costs. Deferred financing costs relate to specific financings and are amortized over the life of the financings to which the costs relate using the interest rate method.  Other assets at March 31, 2015 and December 31, 2014 also consisted of a blocked payment related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) See Note 12 – Commitments and Contingencies.

	As of March 31,	As of December 31,
	2015	2014
	(in thousands)
Deposits and long-term prepaid expenses	$147	$101
Deferred financing costs	62	283
Gabon – blocked payment	1,100	1,100
	$1,309	$1,484

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur.  The average additions for the period are used in the interest capitalization calculation. During the three months ended March 31, 2015, we did not capitalize interest costs due to insufficient progress related to our oil and gas activities. During the three months ended March 31, 2014, we capitalized interest costs for qualifying oil and gas property additions related to our Dussafu project in Gabon of $0.2 million.

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

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, stock appreciation rights, restricted stock units, and warrant derivative liability. We maintain cash and cash equivalents in bank deposit accounts with commercial banks with high credit ratings, which, at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of our receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.  The estimated fair value of cash and cash equivalents and accounts receivable approximates their carrying value due to their short-term nature (Level 1).  The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities:
Stock appreciation rights liability	$—	$30	$—	$30
Restricted stock units liability	—	202	—	202
	$—	$232	$—	$232

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities:
Stock appreciation rights liability	$—	$356	$—	$356
Restricted stock units liability	—	652	—	652
	$—	$1,008	$—	$1,008

As of March 31, 2015, we had $0.03 million for our stock appreciation rights (“SARs”) and $0.1 million for our restricted stock units (“RSUs”) recorded in accrued expenses.  Our remaining $0.1 million for the RSUs liability was in other long-term liabilities.  As of December 31, 2014, we had $0.4 million for our stock appreciation rights (“SARs”) and $0.4 million for our restricted stock units (“RSUs”) recorded in accrued expenses.  Our remaining $0.2 million for the RSUs liability was in other long-term liabilities.

As discussed in Note 10 – Debt and Notes Payable to Noncontrolling Interest Owners, the 11% Senior Notes were redeemed at face value on January 11, 2014 following a notice of redemption issued in December 2013. Therefore, the fair value of our fixed interest debt instruments is stated at the redemption amount.  See Note 6 – Investment in Affiliate for inputs related to our Petrodelta investment valuation.  See Note 8 – Gabon for our inputs related to our Dussafu  project.

Derivative Financial Instruments

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value liabilities and their placement within the fair value hierarchy levels. See Note 11 – Warrant Derivative Liability for a description and discussion of our warrant derivative liability as well as a description of the valuation models and inputs used to calculate the fair value.

During the three months ended March 31, 2015 and 2014, there was no change in the fair value of the warrants within each respective period.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Financial liabilities - warrant derivative liability:
Beginning balance	$—	$1,953
Change in fair value	—	—
Ending balance	$—	$1,953

During three months ended March 31, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3 liabilities or investments.

Share-Based Compensation

We use a fair value based method of accounting for stock-based compensation. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and SARs. Restricted stock and RSUs are measured at their intrinsic values.

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

We classify interest related to income tax liabilities and penalties as, applicable, as interest expense.

Since December of 2013 we have provided deferred income taxes on a portion of the undistributed earnings of our foreign subsidiaries as we have not been able to assert that those earnings would be permanently reinvested, nor otherwise could be repatriated in a tax free manner, as part of our ongoing business.

Noncontrolling Interests

Changes in noncontrolling interest were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$79,152	$243,167
Contributions by noncontrolling interest owners	102	476
Net income (loss) attributable to noncontrolling interest	(352)	8,601
Balance at end of period	$78,902	$252,244

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

In March 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31,
	2015	2014

	(in thousands)
Loss from continuing operations(a)	$(5,617)	$(7,877)
Discontinued operations	—	(131)
Net loss attributable to Harvest	$(5,617)	$(8,008)
Weighted average common shares outstanding	42,662	41,806
Effect of dilutive securities	—	—
Weighted average common shares, diluted	42,662	41,806
Basic loss per share:
Loss from continuing operations(a)	$(0.13)	$(0.19)
Discontinued operations	—	—
Basic loss per share	$(0.13)	$(0.19)
Diluted loss per share:
Loss from continuing operations(a)	$(0.13)	$(0.19)
Discontinued operations	—	—
Diluted loss per share	$(0.13)	$(0.19)

(a)	Net of net income attributable to noncontrolling interests.

During the three months ended March 31, 2015 per share calculations above exclude  0.1 million unvested restricted shares, 4.3 million options and  2.5 million warrants because they were anti-dilutive. During the three months ended March 31, 2014 per share calculations above exclude 0.3 million unvested restricted shares, 4.1 million options and 2.5 million warrants because they were anti-dilutive.

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

On May 7, 2014, Harvest’s stockholders voted to authorize the sale of the remaining interests in Harvest Holding.  Once stockholders’ approval was obtained, the SPA allowed for 120 days, or until September 7, 2014, for consummation of the sale, extension of the SPA or termination of the SPA.  Petroandina had the right to extend the SPA beyond the termination date in increments of one month, but not beyond December 31, 2014, in exchange for the Company’s right to borrow up to $2.0 million, not to exceed $7.6 million in the aggregate, from Petroandina per each monthly extension.  Petroandina exercised this right through December 31, 2014 with the Company borrowing $7.6 million in total during this period.  Repayments of these loans are subject to certain conditions, one of which states that all outstanding loans (along with interest accrued and other amounts) would become due upon the final closing date of the SPA, with the second tranche proceeds  being reduced by such outstanding amounts.  If the SPA was terminated by either party, any outstanding loans would become due one year from the date of the termination.  Interest accrued at a rate of 11%.

On January 1, 2015, HNR Energia exercised its right to terminate the SPA in accordance with its terms as a result of the failure to obtain the necessary approval from the Government of Venezuela. As a result of the termination of the SPA, the Company will retain its 51 percent equity interest in Harvest Holding, and Petroandina will retain its 29 percent equity interest in Harvest Holding and the loan from Petroandina is due January 1, 2016.  Currently, we are in default of the loan agreement with Petroandina for not making the April 1, 2015 interest payment. For further information on the Petroandina loan, see Note 2 – Liquidity and Going Concern.

HNR Energia and Petroandina also entered into a Shareholders’ Agreement (the “Shareholders’ Agreement”) on December 16, 2013, regarding the shares of Harvest Holding. The Shareholders’ Agreement became effective upon the termination of the SPA.

Discontinued Operations

Oman

As a result of the decision to not request an extension of the First Phase or enter the Second Phase of the Exploration and Production Sharing Agreement (“EPSA”) Al Ghubar / Qarn Alam license (“Block 64 EPSA”), Block 64 was relinquished effective May 23, 2013. The carrying value of Block 64 EPSA of $6.4 million was considered impaired and a related impairment expense was recorded during the year ended December 31, 2012. Operations in Oman were terminated, and the field office was closed May 31, 2013. As we no longer have any interests in Oman, we have reflected the results in discontinued operations.  During the three months ended March 31, 2014 the nominal loss from discontinued operations included general and administrative expenses.

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

Oman operations and Colombia operations have been classified as discontinued operations. No revenues were recorded related to these projects for the periods presented.  Expenses are shown in the table below:

	Three Months Ended March 31,
	2015	2014
Loss from Discontinued Operations:	(in thousands)
Oman	$—	$(16)
Colombia	—	(115)
	$—	$(131)

Note 6 – Investment in Affiliate

Venezuela – Petrodelta, S.A.

The following table summarizes the changes in our investment in affiliate (Petrodelta) as of March 31, 2015 and December 31, 2014.  Petrodelta’s reporting and functional currency is the U.S. Dollar.

	As of March 31,	As of December 31,
	2015	2014
	(in thousands)
Investment at beginning of year	$164,700	$485,401
Equity in earnings	—	34,949
Impairment	—	(355,650)
Investment at end of period	$164,700	$164,700

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

The Company was not able to obtain approval from the government of Venezuela during 2014, which was required to complete the second closing for our remaining 51 percent interest in Petrodelta and on January 1, 2015 we terminated the SPA.  As a result of numerous actions and inactions of Petrodelta’s controlling shareholder (the government of Venezuela) and our inability to obtain approval for the second closing, we have determined that we no longer have any significant of influence within our investment in Petrodelta and in accordance with Accounting Standards Codification “ASC 323 – Investments – Equity Method” and as such, we have decided to account for our investment in Petrodelta under the cost method (“ASC 320 – Investments – Debt and Investments Securities”), effective December 31, 2014.  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.

In connection with the change in the method of accounting, we performed an impairment analysis of the carrying value of our investment.  The impairment analysis required us to estimate the fair value of our investment in Petrodelta and compare the estimated fair value to our carrying value.  The estimated fair value of our investment was determined based on the estimated fair value of Petrodelta’s oil and gas properties and other net assets at December 31, 2014, discounted by a factor for the lack of marketability and control.  Based on this analysis, we recorded a one-time pre-tax impairment charge of $355.7 million in the fourth quarter 2014.  In addition to the impairment charge, we recorded an allowance of $12.2 million in the fourth quarter 2014 to fully reserve the dividend receivable due from Petrodelta relating to the dividend declared in 2011.  At March 31, 2015, we determined no further impairment was needed for our investment in Petrodelta.

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

Harvest Vinccler’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). During the three months ended March 31, 2015, Harvest Vinccler didn’t participate in any auctions.  During the three months ended March 31, 2014 Harvest Vinccler exchanged approximately $0.2 million and received an average exchange rate of 14.27 Bolivars during the ended three months ended March 31, 2014 per U.S. Dollar.

On February 10, 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela (BCV) published in the Extraordinary Official Gazette No.6.171 Exchange Agreement No.33 with two Official Notices.  The first notice being that the SICAD II exchange rate would be no longer permitted.  Secondly, a new exchange rate called the Foreign Exchange Marginal System (“SIMADI”) has been created.  The SIMADI rate published as of March 31, 2015 is 192.95 Bolivars per U.S. Dollars. The SIMADI’s marginal system is available in limited quantities for individuals and companies to purchase and sell foreign currency via banks and exchange houses.  Currently the SIMADI marginal system is the only exchange mechanism available to Harvest Vinccler.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official 6.3 Bolivar exchange rate. At March 31, 2015, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 11.1 million Bolivars ($1.8 million)  and 7.0 million Bolivars ($1.1 million), respectively.

Note 8 – Gabon

We are the operator of the Dussafu PSC with a 66.667 percent ownership interest. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC covers an area of 680,000 acres with water depths up to 3,000 feet.

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The Direction Generale Des Hydrocarbures (“DGH”) agreed to lengthen the third exploration phase to four years until May 27, 2016.  All expenditure commitments on this exploration phase have been completed.

Geoscience, reservoir engineering and economic studies have progressed and a field development plan was approved by the DGH on October 10, 2014, for a cluster field development of both the Ruche and Tortue discoveries along with existing pre-salt discoveries at Walt Whitman and Moubenga.  Central/Inboard 3D seismic data acquired in 2011 has been processed and interpreted to evaluate prospectivity. We have also completed processing data from the 1,260 sq km 3D seismic survey acquired during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block and has confirmed significant pre-salt prospectivity which had been inferred from 2D seismic data from the 1980s. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and will facilitate the effective placement of future development wells in the Ruche and Tortue development program, as well as allowing improved assessment of the numerous undrilled structures already identified on older 3D seismic surveys.

Based upon the above noted activities and studies, the Company plans to either further develop, farm down, or sell (or a combination of these options) the Dussafu Project, while weighing the liquidity requirements necessary to maintain ongoing Company operations

See Note 12 – Commitments and Contingencies for a discussion related to our Gabon operations.

The Dussafu PSC represents $54.5 million of unproved oil and gas properties including inventory on our March 31, 2015 balance sheet ($54.3 million at December 31, 2014).

In December 2014, we also impaired the carrying value of our property in Gabon by $50.3 million.  We recorded this impairment based on a qualitative analysis which considered our current liquidity needs, the recent decrease in oil and gas prices, the marketability of our property and the limited time we have to develop this project.  We determined that no further impairment was needed at March 31, 2015.

Note 9 – Indonesia

In June 2014, Harvest and our partner adopted a resolution to terminate the Budong PSC.  Harvest advised the Indonesian government of this decision and submitted a request to terminate the Budong PSC.  On February 5, 2015, the Company entered into a Share Purchase Agreement to transfer shares of Harvest Budong-Budong B.V. to Stockbridge Capital Limited for a nominal amount.  On February 17, 2015, a withdrawal request of the earlier termination request was made to the Indonesian government and the withdrawal request was accepted on April 15, 2015.  The transfer of shares was completed on May 4, 2015.

Note 10 – Debt and Notes Payable to Noncontrolling Interest Owners

	As of March 31,	As of December 31,
	2015	2014

	(in thousands)
Notes payable to noncontrolling interest owners	$7,600	$13,709
	$7,600	$13,709

At December 31, 2014, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest were payable upon the maturity date of December 31, 2015. We had classified the note as a current liability as of December 31, 2014. Interest accrued at a rate of U.S. dollar based three month London Interbank Offered Rate (“LIBOR”) plus 0.5%.  On March 9, 2015, Vinccler forgave the note payable and accrued interest totaling $6.2 million.  This was reflected as a contribution to additional stockholders’ equity.

On August 28, 2014, Petroandina exercised its right to a one month extension of the termination date of the SPA.  In accordance with the extension the Company had the option to borrow $2.0 million from Petroandina, which it exercised.  Petroandina again extended the SPA on September 29 and October 30, 2014, with the Company borrowing $2.0 million per extension.  On November 27, 2014, Petroandina exercised their final extension and the Company borrowed the final maximum amount allowed of $1.6 million.  Quarterly interest payments began on December 31, 2014 with the principal of $7.6 million due January 1, 2016.  Interest accrued at a rate of 11%.  Currently, we are in default of the loan agreement with Petroandina for not making the April 1, 2015 interest payment. For further information on the Petroandina loan, see Note 2 – Liquidity and Going Concern.

Note 11 – Warrant Derivative Liability

As of March 31, 2015 and December 31, 2014, warrant derivative financial instruments consisted of 1,846,088 warrants issued as inducements under the warrant agreements dated November 2010 in connection with a $60 million term loan facility that was paid off in May 2011.  The fair value of the warrants as of March 31, 2015 and December 31, 2014 was $0.00 per warrant.    The valuation for the warrants is based primarily on our stock price of $0.45 as March 31, 2015, their remaining life of 0.58 years and their strike price of $12.81 as of March 31, 2015.

The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of the balance sheet dates presented on our consolidated condensed balance sheets:

	Fair Value
	Hierarchy	As of March 31,	As of December 31,
	Level	2015	2014
Significant assumptions (or ranges):
Stock price	Level 1 input	$0.45	$1.81
Term (years)		0.58	0.83
Volatility	Level 2 input	67%	67%
Risk-free rate	Level 1 input	0.21%	0.21%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability (fundamental change event/debt raise/equity raise)	Level 3 input	0%/100%/0%	0%/100%/0%

Note 12 – Commitments and Contingencies

Under the agreements with our partners in the Dussafu PSC and the Budong PSC, we are jointly and severally liable to various third parties. As of March 31, 2015, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $1.2 million ($2.4 million as of December 31, 2014) and is related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities. As we are the operators for the Dussafu PSC and Budong PSC, the gross carrying amount related to accounts payable and withholding taxes are reflected in the consolidated condensed balance sheet in accounts payable.  The net amount related to other accrued expenses is reflected in accrued expenses in the consolidated condensed balance sheet.   Because we record the accrued expenses net to our ownership percentage, this leaves $0.2 million in fixed obligations as of March 31, 2015 ($0.3 million as of December 31, 2014) attributable to our joint partners’ share not accrued in our balance sheet. Our partners have advanced $0.2 million ($0.5 million as of December 31, 2014) to satisfy their share of these obligations which was $0.4 million as of March 31, 2015 ($0.8 million as of December 31, 2014). As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States District Court, Southern District of Texas, Houston Division. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief relating to the Company’s interest in the WAB-21 area of the South China Sea. The complaint alleges that the area belongs to the people of Taiwan and seeks damages in excess of $2.9 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, the WAB-21 area. On August 8, 2014 the court issued an order dismissing plaintiffs’ claims.  Plaintiffs may appeal the dismissal. On August 25, 2014, the plaintiff filed a notice of appeal. The appeal has been fully briefed and oral arguments are set for June 3, 2015.  The company intends to vigorously defend against these allegations.

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

On January 15, 2015, HNR Finance and Harvest Vinccler S.C.A submitted a Request for Arbitration against the Government of Venezuela before the International Centre for Settlement of Investment Disputes ("ICSID") regarding HNR Finance's interest in Petrodelta.  The Request for Arbitration set forth numerous claims, including (a) the failure of the Venezuelan government to approve the Company’s negotiated sale of its 51percent interest in Petrodelta to Petroandina on any reasonable grounds in 2013-2014, resulting in the termination of the SPA (b) the failure of the Venezuelan government to approve the Company’s previously negotiated sale of its interest in Petrodelta to PT Pertamina (Persero) on any reasonable grounds in 2012-2013, resulting in the termination of a purchase agreement entered into between HNR Energia and PT Pertamina (Persero); (c) the failure of the Venezuelan government to allow Petrodelta to pay approved and declared dividends for 2009; (d) the failure of the Venezuelan government to allow Petrodelta to approve and declare dividends since 2010, in violation of Petrodelta’s bylaws and despite Petrodelta’s positive financial results between 2010 and 2013; (e) the denial of Petrodelta’s right to fully explore the reserves within its designated areas; (f) the failure of the Venezuelan government to pay Petrodelta for all hydrocarbons sales since Petrodelta’s incorporation, recording them instead as an ongoing balance in the accounts of Petroleos de Venezuela S.A. ("PDVSA"), the Venezuelan government-owned oil company that controls Venezuela’s 60 percent interest in Petrodelta, and as a result disregarding Petrodelta’s managerial and financial autonomy; (g) the failure of the Venezuelan government to pay Petrodelta in US dollars for the hydrocarbons sold to PDVSA, as required under the mixed company contract; (h) interference with Petrodelta’s operations, including PDVSA’s insistence that PDVSA and its affiliates act as a supplier of materials and equipment and provider of services to Petrodelta; (i) interference with Petrodelta’s financial management, including the use of low exchange rates Bolivars/US dollars to the detriment of the Company and to the benefit of the Venezuelan government, PDVSA and its affiliates; and (j) the forced migration of the Company’s investment in Venezuela from an operating services agreement to a mixed company structure in 2007.

On January 26, 2015, Petroandina filed a complaint for breach of contract against the Company and its subsidiary HNR Energia in Delaware court.  The complaint states that HNR Energia breached provisions of the Shareholders Agreement between Petroandina and HNR Energia, which provisions require HNR Energia to provide advance notice of, and deposit $5.0 million into an escrow account, before bringing any claim against the Venezuelan government. Under those provisions, if Petroandina so requests, an appraisal of Petroandina's 29 percent interest in Harvest Holdings must be performed, and Petroandina has the right to require HNR Energia to purchase that 29 percent interest at the appraised value.  Petroandina's claim requests that, among other things, the court (a) declare that HNR Energia has breached the Shareholders' Agreement by submitting the Request for Arbitration against the Venezuelan government on January 15, 2015 (which Request for Arbitration was subsequently withdrawn without prejudice); (b) declare that the Company has breached its guaranty of HNR Energia's obligations under the Shareholders' Agreement; (c) direct the Company and HNR Energia to refrain from prosecuting any legal proceeding against the Venezuelan government (including the previously filed Request for Arbitration) until such time as they have complied with the relevant provisions of the Shareholders' Agreement; (d) award Petroandina costs and fees related to the lawsuit; and (e) award Petroandina such other relief as the court deems just and proper.

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

Note 13 – Operating Segments

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Operations included under the heading “United States” include corporate management, cash management, business development and financing activities performed in the United States and other countries, which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States segment and are not allocated to other operating segments. In previous years, charges for intersegment general and administrative and interest expenses were included in results for the respective operating segments, and operating segment assets included intersegment receivables and loans. Segment loss and operating segment assets for prior periods have been adjusted to conform to the current presentation method in which intersegment items are eliminated from each segment’s results and assets.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Segment Income (Loss) Attributable to Harvest
Venezuela	$(23)	$9,135
Gabon	(1,914)	(1,151)
Indonesia	(53)	(5,235)
United States	(3,627)	(10,626)
Loss from continuing operations(a)	(5,617)	(7,877)
Discontinued operations	—	(131)
Net loss attributable to Harvest	$(5,617)	$(8,008)

(a)	Net of net income (loss) attributable to noncontrolling interest.

	As of March 31,	As of December 31,
	2015	2014
	(in thousands)
Operating Segment Assets
Venezuela	$164,953	$165,214
Gabon	56,389	60,051
Indonesia	177	176
United States	1,281	2,602
	222,800	228,043
Discontinued operations	—	3
Total assets	$222,800	$228,046

Note 14 – Related Party Transactions

The related parties are the noncontrolling interest owners in Harvest Holdings, Vinccler (currently owning 20 percent) and Petroandina (currently owning 29 percent).

As of December 31, 2014, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest were payable upon the maturity date of December 31, 2015. Interest accrued at a rate of U.S. Dollar based three month LIBOR plus 0.5%.  On March 9, 2015, Vinccler forgave the note payable and accrued interest totaling $6.2 million.  This was reflected as a contribution to stockholders’ equity.

As of March 31, 2015 and December 31, 2014, HNR Energia had a note payable to Petroandina of $7.6 million. Principal is due by January 1, 2016.  Interest payments are made quarterly beginning on December 31, 2014.  Interest accrued at a rate of 11%.  Currently, we are in default of the loan agreement with Petroandina for not making the April 1, 2015 interest payment. For further information on the Petroandina loan, see Note 2 – Liquidity and Going Concern.

Note 15 – Subsequent Events

On May 11, 2015, the Company borrowed $1.3 million to fund certain corporate expenses.  The Company issued a note payable to the lender bearing an interest rate of 15% per annum,  with a maturity date of January 1, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in any forward-looking statements. These factors include our concentration of operations in Venezuela; political and economic risks associated with international operations (particularly those in Venezuela); the risk that we may be unable to market and sell our remaining Venezuelan interests; anticipated future development costs for undeveloped reserves; drilling risks; risk that actual results may vary considerably from reserve estimates; the dependence on the abilities and continued participation of our key employees; risks normally incident to the exploration, operation and development of oil and natural gas properties; risks incumbent to being a noncontrolling interest shareholder in a corporation; permitting and drilling of oil and natural gas wells; availability of materials and supplies necessary to projects and operations; prices for oil and natural gas and related financial derivatives; changes in interest rates; our ability to acquire oil and natural gas properties that meet our objectives; availability and cost of drilling rigs and seismic crews; overall economic conditions; political stability; civil unrest; acts of terrorism; currency and exchange risks; currency controls; changes in existing or potential tariffs, duties or quotas; changes in taxes; changes in governmental policy; lack of liquidity; availability of sufficient financing; estimates of amounts and timing of sales of securities; changes in weather conditions; and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“the 2014 Form 10-K”), which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report.

Executive Summary

Recent Developments

On January 1, 2015, we terminated the Share Purchase Agreement (“SPA”) to sell our remaining interest in Harvest Holding, which owns our investment in Petrodelta.  We expect that in 2015 we will not generate revenues and will continue to generate losses from operations and that our operating cash flows will not be sufficient to cover our operating expenses.  While we believe that we may be able to raise additional capital through issuance of debt or equity or through sales of assets, our circumstances at this time raise substantial doubt about our ability to continue as a going concern.

Our consolidated condensed financial statements have been prepared under the assumption that we will continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that could result should we be unable to continue as a going concern.

On January 15, 2015, HNR Finance and Harvest Vinccler submitted a Request for Arbitration against the Government of Venezuela before the International Centre for Settlement of Investment Disputes ("ICSID") regarding HNR Finance's interest in Petrodelta.  The Request for Arbitration set forth numerous claims, as further described in Part I – Financial Information, Item 1 – Financial Statements, Note 12 – Commitments and Contingencies.

On January 26, 2015, Petroandina filed a complaint for breach of contract against the Company and its subsidiary HNR Energia in Delaware court.  The complaint states that HNR Energia breached provisions of the Shareholders Agreement between Petroandina and HNR Energia, which provisions require HNR Energia to provide advance notice of, and deposit $5 million into an escrow account, before bringing any claim against the Venezuelan government. Under those provisions, if Petroandina so requests, an appraisal of Petroandina's 29 percent interest in Harvest Holdings must be performed, and Petroandina has the right to require HNR Energia to purchase that 29 percent interest at the appraised value.  Petroandina's claim requests relief as further described in Part 1 – Information, Item 1 – Financial Statements, Note 12 – Commitments and Contingencies.

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

On February 5, 2015, the Company entered into a Share Purchase Agreement to transfer shares of Harvest Budong-Budong B.V. to Stockbridge Capital Limited.  The transfer of shares was completed on May 4, 2015.

On February 13, 2015, the Company received notification from the New York Stock Exchange (“NYSE”) that the Company had fallen below the NYSE's continued listing standards, which require a minimum average closing price of $1.00 per share over 30 consecutive trading days.  Under the NYSE's rules, Harvest has a period of six months from the date of the NYSE notice to bring its share price and 30 trading-day average share price back above $1.00.  During this period, Harvest's common stock will continue to be traded on the NYSE, subject to the Company's compliance with other NYSE continued listing requirements.  As required by the NYSE, in order to maintain its listing, Harvest has notified the NYSE that it intends to cure the price deficiency.

On March 9, 2015, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., (“Vinccler”)  forgave the note payable by HNR Energia and accrued interest totaling $6.2 million.  This was reflected as a contribution to stockholders’ equity.

On March 31, 2015, the Company closed its Singapore office.

On May 11, 2015, the Company borrowed $1.3 million to fund certain corporate expenses.  The Company issued a note payable to the lender bearing an interest rate of 15% per annum,  with a maturity date of January 1, 2016.

Operations

We had a net loss attributable to Harvest of $5.6 million, or $0.13 per diluted share, for the three months ended March 31, 2015 compared to a net loss attributable to Harvest of $8.0 million, or $0.19 per diluted share, for the three months ended March 31, 2014. Net loss attributable to Harvest for the three months ended March 31, 2015 includes $1.9 million of exploration expense, $4.2 million in general and administrative costs,  $0.2 million in interest expense, and $0.4 million income tax benefit.  Net loss attributable to Harvest for the three months ended March 31, 2014 includes $1.8 million of exploration expense, $4.5 million of impairment expense, $6.3 million in general and administrative costs, $1.0 million of loss on sale of interest in affiliate, $4.7 million in loss on extinguishment of debt, $0.5 million loss on foreign currency transactions, $0.2 million in other non-operating expenses, $1.0 million of income tax benefit, equity income from Petrodelta’s operations of $18.9 million and a loss from discontinued operations of $0.1 million.

Venezuela

During the three months ended March 31, 2015, Petrodelta sold approximately 3.63 million barrels of oil (MMBO) for a daily average of 40,377 barrels of oil per day (BOPD), a decrease of six percent over the same period in 2014 and one percent lower than the previous quarter.  Petrodelta sold 0.96 billion cubic feet (BCF) of natural gas for a daily average of 10.7 million cubic feet per day (MMCFD), increasing 71 percent over the same period in 2014, and decreasing 2 percent over the previous quarter.  Petrodelta's current production rate is approximately 38,000 BOPD.

During the first quarter of 2015, Petrodelta drilled and completed four development wells, one in the El Salto field and three in Isleño field.  Currently, Petrodelta is operating six drilling rigs and one workover rig and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields.

Dussafu Project – Gabon

We have a 66.667 percent ownership interest in the Dussafu PSC through two separate acquisitions, and we are the operator. The Dussafu PSC partners and Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, is in the third exploration phase of the Dussafu PSC which has been extended to May 27, 2016.  All expenditure commitments on this exploration phase have been completed.

On June 4, 2014, a Declaration of Commerciality (“DOC”) was signed with Gabon pertaining to the four oil discoveries within the Dussafu PSC offshore Gabon.  Furthermore, on July 17, 2014, the Direction Generale Des Hydrocarbures (“DGH”) awarded an Exclusive Exploitation Authorization (“EEA”) for the development and exploitation of certain oil discoveries on the Dussafu Project and on October 10, 2014, the field development plan was approved. The Company is required to begin initial production within four years of the EEA approval.

Operational activities during the three months ended March 31, 2015, included continued evaluation of development plans, based on the 3D seismic data acquired in late 2013 and processed during 2014.

Central/Inboard 3D seismic data acquired in 2011 has been processed and interpreted to evaluate prospectivity. We have also completed processing data from the 1,260 sq km 3D seismic survey acquired during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block and has confirmed significant pre-salt prospectivity which had been inferred from 2D seismic data from the 1980s. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and will facilitate the effective placement of future development wells in the Ruche and Tortue development program, as well as allowing improved assessment of the numerous undrilled structures already identified on older 3D seismic surveys.

During the three months ended March 31, 2015, we had cash capital expenditures of $0.3 million for facility costs ($0.5 million for facility costs during the three months ended March 31, 2014).  The 2015 budget for the Dussafu PSC is $3.2  million of which $1.3 million is nondiscretionary.  In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

The Company is considering options to develop, sell or farm down the Dussafu PSC in order to obtain the maximum value from the asset, while maintaining the required liquidity to continue our current operations.

Budong-Budong Project, Indonesia

In June 2014, Harvest and our partner adopted a resolution to terminate the Budong PSC.  Harvest advised the Indonesian government of this decision and submitted a request to terminate the Budong PSC.  On February 5, 2015, the Company entered into a Share Purchase Agreement to transfer shares of Harvest Budong-Budong B.V. to Stockbridge Capital Limited for a nominal amount.  On February 17, 2015, a withdrawal request of the earlier termination request was made to the Indonesian government and the withdrawal request was accepted on April 15, 2015.  The transfer of shares was completed on May 4, 2015.

Results of Operations

The following discussion on results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Three Months Ended March 31, 2015 and 2014

We reported a net loss attributable to Harvest of $5.6 million, or $0.13 diluted earnings per share, for the three months ended March 31, 2015, compared with a net loss attributable to Harvest of $8.0 million, or $0.19 diluted earnings per share, for the three months ended March 31, 2014.

Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Depreciation and amortization	$29	$76	$(47)
Exploration expense	1,932	1,833	99
Impairment expense - oil and gas properties	—	4,460	(4,460)
General and administrative	4,158	6,301	(2,143)
Loss on sale of interest in Harvest Holding	—	966	(966)
Interest expense	237	47	190
Loss on extinguishment of long-term debt	—	4,749	(4,749)
Foreign currency transaction (gain) loss	(3)	469	(472)
Other non-operating expenses	—	216	(216)
Income tax benefit	(384)	(954)	570
Earnings from investment affiliate	—	18,887	(18,887)

Our accounting method for oil and gas properties is the successful efforts method. During the  three months ended March 31, 2015, we incurred $1.9 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon. During the three months ended March 31, 2014, we incurred $1.3 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations and $0.5 million related to other general business development activities.

During the three months ended March 31, 2015, we incurred no impairment expense.  During the three months ended March 31, 2014, we impaired $4.5 million related to the Budong PSC in Indonesia.

The decrease in general and administrative costs for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, was primarily due to lower employee related costs ($1.4 million), general operations and overhead ($0.2 million), travel ($0.1 million) and taxes other than income ($0.5 million) offset by higher professional fees and contract services ($0.1 million).  Employee costs are lower between periods primarily due to a reduction in staffing in our foreign offices and a reduction in certain stock-based compensation expense impacted by the decrease in the Company’s stock price.  Taxes other than income are lower between the periods primarily due to lower payroll taxes.

The $1.0 million loss on the sale of interest in Harvest Holding during the three months ended March 31, 2014 relates to the anticipated sale of a our remaining 51 percent equity interest in Harvest Holding to Petroandina that was subsequently terminated.

The increase in interest expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to not capitalizing interest for the three months ended March 31, 2015.  Interest capitalized to oil and gas properties during the three months ended March 31, 2014 was $0.2 million.

During the three months ended March 31, 2014, we incurred a loss on extinguishment of debt of $4.7 million in connection with the repayment of the 11% Senior Notes.  This loss primarily includes the expensing of the discount on debt ($2.3 million), the expensing of financing costs related to the term loan facility ($1.3 million) and a provision for early debt repayment ($1.1 million)

We recognized a nominal gain on foreign currency transactions for the three months ended March 31, 2015 compared to $0.5 million loss on foreign currency transactions for the three months ended March 31, 2014.  The loss in 2014 is primarily related to remeasurement of Bolivars denominated assets and liabilities from 6.3 to 49.81 Bolivers to U.S. Dollars.

The decrease in other non-operating expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to higher costs incurred in 2014 related to our strategic alternative process and evaluation.

We had an income tax benefit for the three months ended March 31, 2015 of $0.4 million as compared to an income tax benefit of $1.0 million for the three months ended March 31, 2014.  The benefit for the three months ended March 31, 2015 is primarily attributable to a reduction in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.  In the fourth quarter of 2014, we reinstated a valuation allowance against the Company’s U.S. deferred tax assets as we determined that we would not have sufficient taxable income in the U.S. after the termination of the sale of the remaining equity interest in Harvest Holdings.  We have not recognized a tax benefit on the Company’s losses arising during the three months ended March 31, 2015.

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method.  We ceased recording earnings from Petrodelta in the second quarter of 2014 due to the expected sales price of the second tranche under the SPA approximating the recorded value of our investment in Petrodelta.  During the three months ended March 31, 2015 we recognized no equity in earnings from our investment in Petrodelta compared to $18.9 million during the three months ended March 31, 2014.  Based on numerous actions of the controlling partner, CVP, owned and controlled by the government of Venezuela, we have determined that we no longer have a significant degree of influence with this partnership.  As a result of these conditions, we began reporting our investment in Venezuela using the cost method of accounting effective December 31, 2014.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interest was $0.4 million for the three months ended March 31, 2015 compared to net income attributable to noncontrolling interest of $8.6 million for  three months ended March 31, 2014.  The net loss attributable to noncontrolling interest in 2015 was related to our ongoing operations at Harvest Vinccler as they continue oversight of our investment in Petrodelta.

Discontinued Operations

Consistent with the results in our 2014 Form 10-K, our Oman and Colombia operations have been classified as discontinued operations.  Losses from discontinued operations were:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Oman	$—	$(16)
Colombia	—	(115)
Net loss from discontinued operations	$—	$(131)

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Liquidity

Our financial statements for the three months ended March 31, 2015 have been prepared under the assumption that we will continue as a going concern. We expect that in 2015 we will not generate revenues, we will continue to generate losses from operations, and that our operating cash flows will not be sufficient to cover our operating expenses. While we believe that we may be able to raise additional capital through issuances of debt or equity or through sales of assets, our circumstances at such time raise substantial doubt about our ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The long-term continuation of our business plan through 2015 and beyond is dependent upon the generation of sufficient cash flow to offset expenses.  We will be required to obtain additional funding through public or private financing, farm-downs, further reduce operating costs, or possible sales of assets.  Failure to generate sufficient cash flow by raising additional capital through debt or equity financings, reducing operating costs, or by farm-downs or selling of assets further could have a material adverse effect on our ability to meet our short- and long-term liquidity needs and achieve our intended long-term business objectives. See Part I – Financial Information, Item 1 – Financial Statements, Note 2- Liquidity and Going Concern for further information.

On May 11, 2015, the Company borrowed $1.3 million to fund certain corporate expenses.  The Company issued a note payable to the lender bearing an interest rate of 15% per annum,  with a maturity date of January 1, 2016.

Accumulated Undistributed Earnings of Foreign Subsidiaries

As of March 31, 2015, the book-tax outside basis difference in our foreign subsidiary, HNR Energia B.V., resulting from unremitted earnings was approximately $157.4 million. Prior to 2013, no U.S. taxes had been recorded on these earnings as it was our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations.

Under ASC 740-30-25-17, no deferred tax liability should be recorded if sufficient evidence shows that the subsidiary has invested or will invest these undistributed earnings or that these earnings will be remitted in a tax-free manner. Management must consider numerous factors in determining timing and amounts of possible future distribution of these earnings to the parent company and whether a U.S. deferred tax liability should be recorded for these earnings. These factors include the future operating and capital requirements of both the parent company and the subsidiaries, remittance restrictions imposed by foreign governments or financial agreements and tax consequences of the remittance, including possible application of U.S. foreign tax credits and limitations on foreign tax credits that may be imposed by the Internal Revenue Code and regulations.

During the fourth quarter of 2013, management evaluated numerous factors related to the timing and amounts of possible future distribution of these earnings to the parent company, with consideration of the sale of non-U.S. assets. Because management was pursuing various alternatives, a determination was made that it was appropriate to record a deferred tax liability associated with the unremitted earnings of our foreign subsidiaries of $89.9 million in the fourth quarter of 2013. Primarily due to the recognition of the $355.7 million pre-tax impairment of our investment in Petrodelta in 2014, the balance decreased by $75.2 million to $14.7 million as of December 31, 2014.  When the sale of the remaining interest in Harvest Holding was terminated, the deferred tax liability was thereafter considered long term.  As of March 31, 2015, the balance in long term deferred tax liability associated with the unremitted earnings of our foreign subsidiaries is $14.3 million.

Working Capital and Cash Flows

The net funds raised or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(4,940)	$(20,918)
Net cash used in investing activities	(330)	(3,021)
Net cash provided by (used in) financing activities	102	(79,320)
Net decrease in cash	$(5,168)	$(103,259)

	As of March 31,	As of December 31,
	2015	2014

	(in thousands, except ratios)
Working capital	$(12,728)	$(12,943)
Current ratio	0.1	0.4
Total cash, including restricted cash	$1,417	$6,610
Total debt	$7,600	$13,709

Working Capital

The decrease in working capital of $0.2 million between December 31, 2014 and March 31, 2015 was primarily due to cash used to fund our loss from operations and capital expenditures.

Cash Flow from Operating Activities

During the three months ended March 31, 2015, net cash used in operating activities was approximately $4.9 million ($20.9 million during the ended three months ended March 31, 2014). The $16.0 million decrease in use of cash was primarily due to decreases in accounts payable, accrued expenses, and income taxes payable. In the first quarter of 2014 we had certain non-recurring payments for a seismic project in Gabon ($9.9 million), closing fees related to the sale of Harvest Holding ($2.9 million) and income taxes ($2.2 million).

Cash Flow from Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Budong PSC	$—	$1
Dussafu PSC	330	497
Total additions of property and equipment	$330	$498

In addition to cash capital expenditures, during the three months ended March 31, 2014, we:

•	Paid $2.5 million in transaction costs associated with the failed sale of Harvest Holding;
•	Advanced $0.1 million to Petrodelta for continuing operations costs;
•	Had $0.1 million in restricted cash returned.

Our budgeted capital expenditures of $3.5 million for 2015, of which $1.3  million is non-discretionary, for U.S. and Gabon operations will be funded through our existing cash balances and accessing equity and debt markets. In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

Cash Flow from Financing Activities

During the three months ended March 31, 2015, we:

•	Received $0.1 million in contributions from noncontrolling interest owners

During the three months ended March 31, 2014, we:

•	Repaid $80.0 million of our 11% Senior Notes;
•	Received $0.5 million in contributions from noncontrolling interest owners

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange gains attributable to our international operations were minimal for the three months ended March 31, 2015 and 2014compared to $0.5 million loss on foreign currency transactions for the ended three months ended March 31, 2014.  The loss in 2014 is primarily related to remeasurement of Bolivars denominated assets and liabilities from 6.3 to 49.81 Bolivers to U.S. Dollars. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Harvest Vinccler’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (192.95 Bolivars per U.S. Dollar).

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is an important factor with respect to certain aspects of the results of operations in Venezuela. The inflation rate in Venezuela for the year ended December 31, 2014 was 68.5 percent.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse fluctuations in oil and natural gas prices and foreign currency exchange, as discussed in our 2014 Form 10-K. Our outlook with regards to market risk for the three months ended March 31, 2015 does not differ materially from that discussed in the 2014 Form 10-K

Item 4.     Controls and Procedures

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of March 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I – Information, Item 1- Financial Statements, Note 12 – Commitments and Contingencies and our 2014 Form 10-K for a description of certain legal proceedings including material developments in such legal proceedings.

Item 1A.  Risk Factors

The following risk factor supplements the risk factors contained in Part I, Item 1A of our 2014 Form 10-K:

We are in default under the loan agreement with Petroandina because we failed to make a $0.2 million interest payment that was due on April 1, 2015.  In the event of default, among other consequences, Petroandina may seek to declare the outstanding principal balance and accrued interest to be immediately due and payable, in whole or in part.  As of March 31, 2015, the Company’s note payable balance to Petroandina was $7.6 million.

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
4.2

Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on November 9, 2010)

4.3

Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 99.3 to our Form 8-A filed on October 23, 2007)

4.4

Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 29, 2010)

4.5

Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 4, 2013)

4.6

Third Amendment to Third Amended and Restated Rights Agreement, dated as of April 24, 2015, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as rights agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015)

10.1*	Loan agreement, dated as of September 11, 2014, between Harvest Natural Resources, Inc., HNR Energia, BV. and Petroandina Resources Corporation N.V.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32.1**	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2**	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101 DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

Dated: May 18, 2015	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: May 18, 2015	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer