Form 10-Q/A
period 2015-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2015-06-26
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the “Form 10-Q”), originally filed by Harvest Natural Resources on May 18, 2015, is being filed solely for the purpose of including corrected Exhibits 32.1 and 32.2. Due to an inadvertent error, the certifications included in these exhibits referenced the incorrect reporting period associated with the Form 10-Q, and the correct reporting period has been included in this Amendment. Except as described in this Explanatory Note, no other changes have been made to the Form 10-Q. This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-Q and does not reflect events occurring after the filing of the Form 10‑Q.

2

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

HARVEST NATURAL RESOURCES, INC.

(Registrant)

Dated: June 26, 2015	By:	/s/ Keith L. Head
Keith L. Head
Vice President and General Legal Counsel