Form 10-K/A
HARVEST NATURAL RESOURCES, INC.
filed 2015-06-26
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Explanatory Note

Harvest Natural Resources, Inc. (“Harvest”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A (this “Amendment”) solely for the purpose of adding as an exhibit the audited financial statements of its 40 percent owned foreign equity affiliate, Petrodelta, S.A. that were not available for inclusion with Harvest’s original Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 27, 2015 (the “Original Filing”).

This Amendment does not change the results as reported in the Original Filing but is required to be filed as an Amendment within six months after Harvest’s calendar year ending on December 31, 2014 if the 50 percent or less owned person is a foreign person.

PART IV

Item  15.  Exhibits and Financial Statement Schedules

Page
(a)	1.	Index to Financial Statements:
		Reports of Independent Registered Public Accounting Firms	*
		Consolidated Balance Sheets at December 31, 2014 and 2013	*
		Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012	*
		Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	*
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	*
		Notes to Consolidated Financial Statements	*
	2.	Consolidated Financial Statement Schedules and Other:
		Schedule II – Financial Statements and Notes for Petrodelta, S.A.	7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

*  Previously filed.

(b)3. Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010)
3.2	Restated Bylaws as of May 17, 2007. (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 23, 2007)
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008)
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

16.1	Letter from UHY LLP, dated December 4, 2014, addressed to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to our Form 8-K filed on December 5, 2014)
21.1	List of subsidiaries. (Incorporated by reference to Exhibit 21.1 to our Form 10-K filed on March 17, 2014)
23.1	Consent of UHY LLP
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of Ryder Scott Company, LP
23.4	Consent of BDO USA, LLP
23.5	Consent of PGFA Perales, Pistone & Asociados
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by James A. Edmiston, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer
32.1	Certification accompanying Annual Report on Form 10-K pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 executed by James A. Edmiston, President and Chief Executive Officer
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

HARVEST NATURAL RESOURCES, INC.

(Registrant)

Date:June 26, 2015By:/s/ Keith L. Head

Keith L. Head

Vice President and General Counsel

SCHEDULE II

Financial Statements and Notes

for Petrodelta, S.A.

PETRODELTA, S.A.

(A SUBSIDIARY OWNED 56% BY CORPORACIÓN VENEZOLANA DEL PETRÓLEO, S.A - CVP)

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
AND
INDEPENDENT AUDITOR’S REPORT

PETRODELTA, S.A.

(Subsidiary of Corporación Venezolana del Petróleo, S.A. - CVP)

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Director of

Petrodelta, S.A.

Report on the Financial Statements

We have audited the accompanying financial statements of Petrodelta, S.A.  (a subsidiary 56% owned by Corporación Venezolana del Petróleo, S.A. CVP), which comprise the statements of financial position as at December 31, 2014, 2013, and 2012, and the statements of comprehensive income, statements of changes in equity, and statements of cash flows for the years then ended, and a summary of significant accounting policies and other explanatory information.

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

Opinion

In our opinion, the financial statements present fairly, in all material respects, the financial position of Petrodelta, S.A. as at December 31, 2014, 2013, and 2012, and its financial performance and its cash flows for the year then ended in accordance with International Financial Reporting Standards.

Emphasis of matter

Without qualifying our opinion as indicated in Note 21 to the financial statements, the Company belongs to a group of related companies and conducts transactions and maintains balances for significant amounts with other members of the group, with significant effects on the results of its operations and financial position, especially in recording of transactions and accounting estimates instructed by PDVSA to the Company. Because of those relationships, these transactions may have taken place on terms other than those that would characterize transactions between unrelated companies.

Without qualifying our opinion, as indicated in Notes 4 and 24-c), the National Executive has been making changes in the laws and the Exchange Agreements signed with the Central Bank of Venezuela to adapt to its plans the Venezuelan exchange rate regime, which have an effect on the operations of Petróleos de Venezuela, S.A. (PDVSA) and its subsidiaries. As indicated in Note 19 to the accompanying financial statements at December 31, 2014 the Company had a net monetary liability position in foreign currency Bs.1,915,906 (thousands), equivalent to US$ 304,112 (thousands). At the date of this report, it is not possible to know what changes will make the National Executive on the current foreign exchange regulations in 2015 that may have an effect on the financial results of the Company.

PETRODELTA, S.A.

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Statements of Financial Position

(Expressed in thousands)

	December 31,

	Note	2014	2013	2012	2014	2013	2012

		(U.S. dollars)			(Bolivars)

Assets

Property, plant and equipment, net	8	1,044,797	717,449	538,351	6,582,223	4,519,929	2,314,912
Deferred income tax	7 - f	125,974	134,238	138,492	793,629	845,693	595,516
Recoverable tax credits	7 - k	115,503	46.878	29,721	727,669	295,331	127,801

Total non-current assets		1,286,274	898,565	706,564	8,103,521	5,660,953	3,038,229

Prepaid expenses and other assets	9	1,019	869	1,161	6,420	5,475	4,993
Inventories	10	62,854	103,996	77,637	395,980	655,175	333,839
Accounts receivable	11	1,392,962	1,795,770	1,313,302	8,775,661	11,313,351	5,647,202
Cash and cash equivalents	12	2,841	5,960	3,335	17,898	37,548	14,336
Total current assets		1,459,676	1,906,595	1,395,435	9,195,959	12,011,549	6,000,370
Total assets		2,745,950	2,805,160	2,101,999	17,299,480	17,672,502	9,038,599

Total equity	13	1,160,781	1,016,056	760,274	7,312,914	6,401,146	3,269,176

Liabilities

Provision for asset retirement costs	14	44,918	65,616	70,425	282,984	413.381	302,828
Provision for retirement and other benefits	14	97,054	24,533	22,671	611,440	154,558	97,486
Deferred income tax	7 - f	5.268	46,149	68,066	33,188	290,739	292,684
Total non-current liabilities		147,240	136,298	161,162	927,612	858,678	692,998

Dividends payable	13	30.550	30,550	30,550	192,465	192,465	131,365
Provisions	14	1,042	1,499	1,569	6,566	9,444	6,744
Accruals and other liabilities	15	642,332	493,912	510,548	4,046,692	3,111,646	2,195,363
Accounts payable	16	660,431	912,147	544,931	4,160,716	5,746,526	2,343,203
Income tax payable	7	103,574	214,698	92,965	652,515	1,352,597	399,750
Total current liabilities		1,437,929	1,652,806	1,180,563	9,058,954	10,412,678	5,076,425
Total liabilities		1,585,169	1,789,104	1,341,725	9,986,566	11,271,356	5,769,423
Total equity and liabilities		2,745,950	2,805,160	2,101,999	17,299,480	17,672,502	9,038,599

The accompanying notes (1 to 25) are an integral part of these financial statements.

PETRODELTA, S.A.

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Statements of Comprehensive Income

(Expressed in thousands)

		Years ended December 31,

	Note	2014	2013	2012	2014	2013	2012

		(U.S. dollars)			(Bolivars)

Income
Sale of crude oil		1,305,151	1,271,596	1,157,293	8,222,451	8,011,055	4,976,360
Sale of natural gas		4,583	4,005	3,360	28,873	25,232	14,448

	21	1,309,734	1,275,601	1,160,653	8,251,324	8,036,287	4,990,808

Costs and expenses:
Operational expenses	17	(331,561)	(169,666)	(138,605)	(2,088,834)	(1,068,896)	(596,002)
Depletion, depreciation and amortization	8	(129,409)	(87,203)	(86,005)	(815,276)	(549,379)	(369,821)
Sales, general and administrative expenses		(25,185)	(17,645)	(20,282)	(158,665)	(111,164)	(87,213)
Royalties and other taxes	7	(594,822)	(566,197)	(604,003)	(3,747,379)	(3,567,042)	(2,597,213)
Contributions and fundings for social development		(16,226)	(17,127)	(14,889)	(102,224)	(107,900)	(64,023)
Financial income	18	13,109	147,224	-	82,586	927,511	-
Financial expenses	18	(12,980)	(21,734)	(7,023)	(81,774)	(136,924)	(30,199)
Other income (expenses), net		3,067	(2,274)	(743)	19,323	(14,326)	(3,195)
Total costs and expenses		(1,094,007)	(734,622)	(871,550)	(6,892,243)	(4,628,120)	(3,747,666)

Income before tax		215,727	540,979	289,103	1,359,081	3,408,167	1,243,142

Income tax	7 - a	(71,002)	(285,197)	(203,110)	(447,313)	(1,796,741)	(873,373)

Net income		144,725	255,782	85,993	911,768	1,611,426	369,769

Other comprehensive income	13	-	-	-	-	1,520,544	-

Total comprehensive income for the year		144,725	255,782	85,993	911,768	3,131,970	369,769

The accompanying notes (1 to 25) are an integral part of these financial statements.

PETRODELTA, S.A.

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Statements of changes in equity

Years ended December 31, 2014, 2013 and 2012

(Expressed in thousands of U.S. dollars)

				Retained earnings
	Note	Capital Stock	Share premium	Legal Reserve and Other Reserves	Undistributed	Total equity

Balances at December 31, 2011		6,977	212,451	147,154	307,699	674,281

Total comprehensive income for the year		-	-	-	85,993	85,993
Release from other reserves	13	-	-	(76,030)	76,030	-

Balances at December 31, 2012		6,977	212,451	71,124	469,722	760,274

Total comprehensive income for the year		-	-	-	255,782	255,782
Appropriation to other reserves	13	-	-	17,663	(17,663)	-

Balances at December 31, 2013		6,977	212,451	88,787	707,841	1,016,056

Total comprehensive income for the year		-	-	-	144,725	144,725
Appropriation to other reserves	13	-	-	32,617	(32,617)	-

Balances at December 31, 2014		6,977	212,451	121,404	819,949	1,160,781

The accompanying notes (1 to 25) are an integral part of these financial statements.

PETRODELTA, S.A.

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Statements of changes in equity

Years ended December 31, 2014, 2013 and 2012

(Expressed in thousands of bolivars)

				Retained earnings

	Note	Capital Stock	Share premium	Legal Reserve and Other Reserves	Undistributed	Accumulated translation adjustment	Total Equity

Balances at December 31, 2011		30,000	913,540	632,760	1,323,107	-	2,899,407

Total comprehensive income for the year	13	-	-	-	369,769	-	369,769
Release from other reserves	13	-	-	(326,928)	326,928	-	-

Balances at December 31, 2012		30,000	913,540	305,832	2,019,804	-	3,269,176

Total comprehensive income for the year		-	-	-	1,611,426	1,520,544	3,131,970
Appropriation to other reserves	13	-	-	111,271	(111,271)	-	-

Balances at December 31, 2013		30,000	913,540	417,103	3,519,959	1,520,544	6,401,146

Total comprehensive income for the year		-	-	-	911,768	-	911,768
Distribution of the translation adjustment to the equity accounts	13	13,953	424,902	142,251	939,438	(1,520,544)	-
Appropriation to other reserves	13	-	-	205,487	(205,487)	-	-

Balances at December 31, 2014		43,953	1,338,442	764,841	5,165,678	-	7,312,914

The accompanying notes (1 to 25) are an integral part of these financial statements.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Statements of Cash Flow

(Expressed in thousands)

	Years ended December 31,

	2014	2013	2012	2014	2013	2012

	(U.S. dollars)			(Bolivars)

Cash flow from operating activities:
Net income	144,725	255,782	85,993	911,768	1,611,426	369,769

Adjustments to reconcile net income to net cash (used in) provided by operating activities -
Depletion, depreciation and amortization	129,409	87,203	86,005	815,277	549,379	369,821
Change in estimation of provision for asset retirement costs	7,590	8,823	(23,229)	47,817	55,585	(99,886)
Asset retirement profit, net	-	1,380	-	-	8,694	-
Provision for income tax	103,619	325,217	127,080	652,800	2,048,867	546,444
Deferred income tax provision	(32,617)	(40,020)	76,030	(205,487)	(252,126)	326,929
Financial cost on provision for asset retirement obligation	(13,109)	5,046	5,678	(82,586)	31,790	24,415
Financial income from variation in the exchange rate	-	(147,224)	-	-	(927,511)	-
Tax credit financial cost	12,971	20,748	1,339	81,717	130,712	5,759

Changes in operating assets -
Prepaid expenses and other assets	(150)	(48)	(638)	(945)	(302)	(2,745)
Material and supplies inventories	(6,464)	(33,877)	(47,585)	(40,723)	(213,425)	(204,616)
Accounts receivable	321,214	(540,132)	(404,335)	2,023,646	(3,402,832)	(1,738,642)

Changes in operating liabilities -
Provisions	64,474	4,187	39,792	406,188	26,378	171,104
Accruals and other liabilities	148,420	102,327	241,899	935,046	644,660	1,040,172
Accounts payable	(251,716)	397,840	204,178	(1,585,810)	2,506,392	877,962
Income tax paid during the year	(214,744)	(173,971)	(206,994)	(1,352,889)	(1,096,016)	(890,074)

Total adjustments	268,897	17,499	99,220	1,694,051	110,245	426,643

Net cash provided by operating activities	413,622	273,281	185,213	2,605,819	1,721,671	796,412

Cash flow (used in) provided by investing activities:
Acquisition of property, plant, and equipment, net	(430,629)	(269,236)	(184,220)	(2,712,963)	(1,696,187)	(792,147)
Retirement of property, plant, and equipment, net	13,888	250	-	87,494	1,575	-

Cash used in investing activities	(416,741)	(268,986)	(184,220)	(2,625,469)	(1,694,612)	(792,147)

Effect for variation in the exchange rate in cash and cash equivalents	-	(1,670)	-	-	(10,521)	-
Effect for variation in the exchange rate in the foreign currency	-	-	-	-	6,674	-

Net cash (decrease) increase	(3,119)	2,625	993	(19,650)	23,212	4,265

Cash and cash equivalents at the beginning of the year	5,960	3,335	2,342	37,548	14,336	10,071

Cash and cash equivalents at the end of the year	2,841	5,960	3,335	17,898	37,548	14,336

The accompanying notes (1 to 25) are an integral part of these financial statements.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(1)     Reporting Entity

Petrodelta, S.A. was incorporated and is domiciled in the Bolivarian Republic of Venezuela (Venezuela) and its main offices are located at Avenida Alirio Ugarte Pelayo, Edificio Petrodelta, Ala Norte, Planta Baja in Maturín, Monagas State. Its legal address is: Avenida Veracruz con Calle Cali, Urbanización Las Mercedes, Edificio Pawa, Piso 5, Caracas, Distrito Capital.

Petrodelta, S.A. (the Company) was incorporated in October 2007, as published in Official Gazette Nº 38,786.  Its business objective is primary exploration to discover oil reserves, extraction of oil in its natural state, and its subsequent collection, transportation and storage pursuant to Article Nº 9 of the Venezuelan Hydrocarbon Law (LOH).  The Company operates within an area of approximately 1,000 square kilometers in the Uracoa, Bombal, and Tucupita fields (formerly the Monagas Sur Unit) and in the El Salto, El Isleño, and Temblador fields in the Monagas and Delta Amacuro states in Venezuela (the assigned operating area).

The Company was created as a result of the process for conversion into a mixed-capital company of the Operating Agreement signed on July, 1992 between PDVSA Petróleo, S.A. (PDVSA Petróleo) (formerly Lagoven, S.A.), Harvest Natural Resources, Inc. (Harvest) (formerly Benton Oil and Gas Company) and Venezolana de Inversiones y Construcciones Clérico, C.A. (Vinccler). As part of this process, on March 31, 2006, PDVSA Petróleo, S.A., Corporación Venezolana del Petróleo, S.A. (CVP), both wholly owned subsidiaries of Petróleos de Venezuela, S.A. (PDVSA) and Harvest Vinccler, S.C.A. (HVSCA), the agreement operator and a related company of Harvest and Vinccler, signed a memorandum of understanding for conversion into a mixed company.  In June 2007, the National Assembly of the Bolivarian Republic of Venezuela approved the incorporation of the mixed company Petrodelta, S.A.  In August 2006, the National Assembly approved the inclusion of the Temblador, El Isleño and El Salto areas into the Monagas Sur Unit for further development of the Company’s primary activities.  An agreement for conversion into a mixed company was signed between CVP and HNR Finance B.V. (HNR Finance) in September 2007.  The Company will operate for 20 years as from October 2007 when the decree for transfer of field operations was published in the Official Gazette.

On May 4, 2012, the National Executive of the Bolivarian Republic of Venezuela published in the Official Gazette Nº 39,915, by means of a decree-law Nº 8,896 created PDVSA Social, S.A. (PDVSA Social), an affiliate of Petróleos de Venezuela, S.A. (PDVSA) and ordered CVP to transfer 4% of its capital stock in mix companies of the oil industry to PDVSA Social. In August 14, 2012, shareholders of the Company approved the transfer of CVP´s 4% capital stock in Petrodelta, S.A. to PDVSA Social. Therefore, the capital stock of the Company is 56%-owned by Corporación Venezolana del Petróleo (CVP) and 4% owned by PDVSA Social, S.A. and 40%-owned by HNR Finance.

Company management considers that it operates in a single business segment (hydrocarbons) and in one country, the Bolivarian Republic of Venezuela, in conformity with its social statutes.

At December 31, 2014, 2013 and 2012 the Company had not received information regarding production from the Temblador field for the period starting October 23, 2007, official date of the decree of transferring field operations to the Company, and ending February 1, 2008. Because production was handled during this period by PDVSA as well as related operational expenses, investments, taxes and contributions by law associated, the Company started discussions to obtain information and evaluate if merits exists for an eventual reconciliation of actual crude produced during the period mentioned.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

During the years ended December 31, 2014, 2013 and 2012, the Company has operated with employees assigned by its shareholders or their related companies since it has no direct employees. At December 31, 2014, 2013 and 2012, the Company has 644, 638 and 635 employees, respectively, assigned by its shareholders or their related companies.

During the year ended December 31, the Company drilled 13 (2014), 13 (2013) and 12 (2012) development wells, produced and sold approximately 15.6 (2014), 14.5 (2013) and 13.2 (2012) million barrels of oil and sold approximately 3.0 (2014), 2.6 (2013) and 2.1 (2012) billion cubic feet of natural gas.

Regulations

The Company’s main activities are regulated by the Venezuelan Hydrocarbon Law (LOH), effective from January 2002 and its partial reform of May 2006.  Gas-related operations are regulated by the Venezuelan Gaseous Hydrocarbon Law effective since September 1999 and its Regulation of June 2000, by the provisions of the bylaws and common rights norms applicable.

Below are the main regulations included in the LOH:

a)A 30% royalty on volumes of hydrocarbon extracted (see Note 7-g).

b)A Partial Reform of the Extraction Tax was enacted and published in Official Gazette Nº 38,443 of May 24, 2006, establishing a rate equivalent to one-third of the value of all liquid hydrocarbons extracted from any reservoir, calculated on the same basis set out in the Law for royalty calculation.  The taxpayer has the right to deduct from the extraction tax any sum payable as royalties (30%), including the additional royalty paid for special advantages (3.33%).

c)A surface tax equivalent to 100 tax units for each square kilometer or fraction thereof per year for licensed areas that are not under production.  This tax will increase by 2% during the first five years, and by 5% during all subsequent years.

d)An internal consumption tax equivalent to 10% of the value of each cubic meter of hydrocarbon derivatives produced and consumed as fuel in internal operations, calculated on the final selling price.  Company management considers that, other than associated gas, no hydrocarbon derivatives are consumed (see Note 7-j).

Hydrocarbon Purchase Sale Agreement

On January 17, 2008, the Company signed a hydrocarbon purchase sale agreement with PDVSA Petróleo, whereby the Company undertakes to sell to the latter all hydrocarbons produced within the delimited operating area that are not being used in its operations.  The Company may assign or transfer this agreement, or any rights and obligations thereunder, to another company in accordance with Article Nº 27 of the LOH.  This agreement is for 20 years.

From October 2011, the Company began to deliver production from El Salto field to the COMOR transfer point, EPM-1 storage facility at PDVSA Morichal which serves as a reception and dispatch of crude for its proximity to El Salto field. Since that date, MPPPM determined that Petrodelta’s production flowing through the COMOR transfer point was of lower quality and higher sulphur content, and instructed the Company that invoicing of crude from El Salto field from October 2011 must be made in reference to a similar gravity crude and not using the crude currently in the purchase sale contract. On December 17, 2012 the Company received from PDVSA Marketing and Supply a proposal to amend the purchase sale agreement with PDVSA

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Petróleo to invoice the production from El Salto field. This amendment incorporates a new  pricing formula in addition to the one currently using Merey 16 as a reference to bill the volumes produced by the Company and include Boscán crude as a reference adjusting the transportation and commercialization costs to invoice that production with lower quality and higher sulphur content coming from El Salto field. The Company agreed to amend the purchase sale agreement which will permit it to bill the production delivered from El Salto field that since October 2011 has not been able to be invoiced.

On January 31, 2013, the Board of the Company endorsed the incorporation of the oil price formula with reference to Boscan in the hydrocarbons purchase sale agreement and instructed to submit the formula to the corresponding National Executive administrative and financial authority level, and for the approval of the Petrodelta, S.A. Shareholders, which will allow the billing of the production of crude from El Salto field.

On May 2, 2013, shareholders of the Company and on April 30, 2013 the board of directors of CVP resolved to endorse the proposal of the Company to amend the hydrocarbon purchase sale agreement with PDVSA Petróleo, S.A. to include the Price Formula with crude Reference Boscan, before the Ministry of People Power of Oil and Mining so it can sign the amended agreement for Petrodelta, S.A. to start invoicing production from El Salto field. Subsequently, on November 15, 2014 PDVSA Petróleo and the Company subscribed an amendment in the hydrocarbon purchase sale agreement to include the Price Formula with crude Reference Boscan in order to allow the Company invoice volumes of crude delivered referenced to Boscan price which is currently in process. The amendment subscribed modified estimated and recorded revenues at December 31, 2013 under the price formula initially proposed which modify marketing and transportation variables. During the year 2014 additional revenues were recorded for approximately US$.53,806 thousands (Bs.338,978 miles) due to a change in marketing and transportation variables as stipulated in the Merey 16 price formula (see Notes 11, 21 and 24-a).

(2)     Basis of Preparation

(a)  Statement of Compliance

The financial statements as of December 31, 2014, 2013 and 2012 are prepared in accordance with International Financial Reporting Standards (IFRS) adopted by the International Accounting Standards Board (IASB) and their interpretations, issued by the International Financial Reporting Interpretations Committee (IFRIC) of the IASB.

On March 12, 2014 the Board of Directors of the Company approved the issuance of the financial statements as of December 31, 2013, in accordance with International Financial Reporting Standards (IFRS) and resolved to submit these financial statements to the Shareholders of the Company and it is expected its approval with no modifications.

On September 3, 2014 the financial statements of the Company presented in bolivars, the presentation currency, and approved by the Board of Directors of the Company on March 12, 2014, have been modified by decision of the Board of Directors of the Company to recognize the approval by the Shareholders of the Company on October 8, 2014 the correction of the translation adjustment in the amount of Bs. 913,578 thousands; on October 9, 2014 the approval of the translation adjustment of Bs.1.520.544 thousands and for distribution among the various equity accounts the translation adjustment recorded as of December 31, 2010 and 2013, respectively.

On February 28, 2013 the Shareholders of the Company resolved to approve the financial statements for the year ended December 31, 2012. The corresponding minutes for these assemblies have been issued and are expected to be signed by the Company representatives.

(b)  Basis of Measurement

The financial statements have been prepared on the historical cost basis, except for certain assets and liabilities measured at fair value.  Assets measured and presented at fair value are: recoverable tax credits, accounts receivable and cash and cash equivalents.

The methods used for measuring fair value are discussed in more detail in Note 5.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(c)    Functional and Presentation Currency

The financial statements are presented in U.S. dollar (dollar or US$.) and bolivars (bolivars or Bs.). The Company’s functional currency is the dollar, since the main economic environment in which Petrodelta, S.A. operates is the international market for crude oil and its products.  In addition, a significant portion of its revenues, as well as most costs, expenses and investments are denominated in dollars.

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

Significant areas of critical judgment in the application of accounting policies, which significantly affect financial statement amounts, are described in the following notes:

-Note 3-g and 8 – Evaluation of assumptions on impairment of properties, plant and equipment, depletion, depreciation and amortization

-Note 3-h and 14 – Provision for asset retirement costs

-Note 3-f and 19 – Valuation of financial instruments

Information on areas of uncertainty affecting management’s estimates which significantly affect financial statement amounts in future periods are described in the following notes:

-Notes 3-r and 14 – Measurement of contract-based retirement benefit obligations and other post-retirement benefits other than pensions, which is a PDVSA obligation with the employees assigned to the Company for subsequent billing once the employee is considered eligible for pension.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

-Notes 3-d and 7-f – Calculation and evaluation of deferred income tax recoverability

-Notes 3-m and  20  –  Commitments, contingencies and provisions for lawsuits and claims and for environmental issues

-Note 7- k – Calculation of tax credits fair value

The Company’s operations may be affected by the political, legislative, regulatory and legal environment, both at the national and international level.  In addition, significant changes in prices or availability of crude oil and its products may have an impact on the Company’s results of operations in any given year.

(3)     Significant Accounting Policies

The accounting policies used for the preparation of these financial statements have been applied consistently for all periods presented and are summarized as follows:

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

All transactions occurred in the year ended December 31, 2014 have been recorded by the Company at the exchange rate of 6.30 for each U.S. dollar (see Note 4), taking into consideration the following:

a)    Transactions related to the sale of foreign currency generated from exports and/or sales of hydrocarbons to the Central Bank of Venezuela by Petróleos de Venezuela, S.A. (PDVSA) have been recorded by the Company using the exchange rate in conformity with article 6 of Exchange Agreement Nº1 published on February 5, 2003.

b)  For the year ended December 31, 2014 neither the Company nor PDVSA as intermediary engaged in the sale of foreign currency to the Central Bank of Venezuela derived from financing, financial instruments, capital contributions in cash, sale of assets, received dividends, collection of debts, service rendered, and any other source different from the hydrocarbon export and/or sale. In the event that the Company had done any of these transactions, the exchange rate to be used to record them would be the exchange rate indicated in the Foreign Currency Alternative Exchange System for (SICAD II) in accordance with the provisions of the Exchange Agreement Nº28 published on April 4, 2014.

Translation to the Presentation Currency

The Company’s financial statements were translated from dollars into bolivars, a currency other than the functional currency, in accordance with International Accounting Standard Nº 21 the Effects of Changes in Foreign Exchange Rates.  This standard requires each entity to determine its functional currency based on an analysis of the primary economic environment in which the entity operates, which is normally the one in which it primarily generates and expends cash.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

The financial statements were translated into bolivars using the following procedures:

-Assets and liabilities in each statement of financial position at the exchange rates in effect at the date of such statement.

-Income and expenses in the statements of comprehensive income at the exchange rate at the date of transaction.

-All exchange gain and losses generated as a result of the above, are recognized in the statement of comprehensive income as other comprehensive income and accumulated as a separate component of equity.

-Equity accounts are translated at the exchange rate in effect at the date of each related transaction, except for retained earnings which are translated at the weighted-average rate for the relevant year.

(b)    Revenue Recognition

Income from sales of crude oil and gas, is measured at fair value of the cash receipts or amounts to be received, net of commercial discounts, and is recorded in the statements of comprehensive income when risks and significant rights of ownership are transferred to PDVSA Petróleo and MPPPM as stipulated in the hydrocarbon purchase sale agreement.  Income is recognized when it can be reasonably measured and it is probable that future economic benefits will flow to the Company.  Income from activities other than the Company’s main business is recognized when realized.  Income is not recognized when there is significant uncertainty as to the recoverability of the obligation acquired by the buyer. All of the Company results are from continuing operations. The Company records revenue from the sale of crude by i) 70% of volumes it transfers and invoices to PDVSA Petróleo and ii) royalty paid in kind equivalent to 30% of production delivered (See Notes 3-n, 7-g and 21).

(c)    Financial Income and Expenses

Financial income included in the statements of comprehensive income represents mainly the effects originated by modifications and dispositions in relation to exchange rate agreements (see Note 18).

Financial expenses included in the statements of comprehensive income represents changes (losses) in the fair value of financial assets (see Note 7-k) and the asset retirement obligation (See Notes 3-g and 3-m).

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

Deferred income tax is recognized using the balance sheet liability method.  Deferred tax assets and liabilities are recognized by the timing differences that exist between assets and liabilities values presented in the statement of financial position and their corresponding tax value, as well as operating losses and tax credit carry-forwards.  The value of deferred tax assets and liabilities is determined based on tax rates expected to be applicable to taxable income for the year in which temporary differences will be recovered or settled pursuant to law.  The effect on deferred tax assets and liabilities of changes in tax rates is recorded in the results for the year in which such changes become effective.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

In the determination of deferred tax, the Company takes into consideration the impact on decisions about fiscal uncertainties and the possibility that a tax and interest liability can occur. The Company considers that provisions for tax payable are adequate for all taxable years, according to own evaluations of diverse factors including interpretations of legal regulations and prior experiences. These evaluations are made from assessments and premises and may include own judgments over future events.

A deferred tax asset is recognized only to the extent that future taxable income will be available for offsetting.  Deferred tax assets are reviewed at each reporting date and reduced to the extent that it is no longer probable that the related tax benefit will be realized.

(e)  Contributions and Funding for Social Development

Corresponds to contributions and funding the Company is obliged by law to carry out and are paid and recovered by PDVSA. These contributions are funding for endogenous projects, programs related to science, technology and innovation and funding of national programs in relation to antidrug activities and Sports Organic Law.

(f)  Financial Instruments

Non-derivative financial instruments consist of recoverable tax credits, accounts receivable, cash and cash equivalents, accounts payable to suppliers, and other liabilities (see Note 5).

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

During the years ended December 31, 2014, 2013 and 2012, the Company conducted no transactions with derivative instruments.

The balance of financial assets and liabilities are offset and the net amount shown in the statement of financial position when and only when, the Company has a legal right to offset amounts and intends to settle on a net basis or to realize the asset and settle the liability simultaneously.

(g)  Property, Plant and Equipment

Recognition and measurement

Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment losses (see Note 3-l). The successful efforts accounting method is used for exploration and production activities of crude oil and natural gas, taking into consideration what is established under IFRS 6 Exploration For and Evaluation of Mineral Resources in relation to accounting for exploration and evaluation expenditures, including the recognition of exploration and evaluation assets. All costs for development wells, related plant and equipment, and property used for oil recovery are recorded as part of the cost of the assets. Costs of exploratory and development wells are capitalized until it is determined whether they are commercially feasible; otherwise, such costs are charged to operating expenses.  Other exploratory expenditures, including geological and geophysical costs, are expensed as incurred.

The cost of property, plant, and equipment includes disbursements that are directly attributable to the acquisition of such assets and the amounts associated with asset retirement costs (See Note 3-h).

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Finance costs of projects requiring major investments, and costs incurred for specific financing of projects, are recognized as part of property, plant, and equipment, when they can be directly related to the construction or acquisition of a qualifying asset. Capitalization of such costs is suspended during periods when the development of construction activity is interrupted, and capitalization ends when necessary activities are substantially complete for the utilization of a qualifying asset. An asset is considered qualified, when it requires a period of substantially time necessary before is ready for use.

The cost of assets built by the Company includes materials and direct labor, as well as any other direct cost attributable to bringing the asset to working condition.  Costs for dismantling and removal from the construction site are also included.

All disbursements relating to construction or purchase of property, plant and equipment in the stage prior to implementation are stated at cost as work in progress.  Once the assets are ready for use, they are transferred to the respective component of property, plant, and equipment and depreciation or amortization commences.

Gain or loss generated by the sale, retirement or disposal of an asset from property, plant, and equipment, is determined by the difference between the amount received from sale, retirement or disposal, if any, and the net carrying value in the books of the Company, and is recognized as other income or expense, net in the statements of comprehensive income.

Materials and supplies accounted for as inventory and considered strategic since they will be used as spare parts for two years operation in the production facilities and in specific investment projects are reported under property, plant, and equipment.

Subsequent Costs

Costs for major maintenance or general repairs, as well as replacement of significant parts of property, plant and equipment are capitalized when identified as a separate component of the asset to which such maintenance, repair and replacement corresponds and are depreciated between one maintenance period and the other.  Disbursements for minor maintenance, repairs and renewals incurred to maintain facilities in operating conditions are expensed.

Depletion, Depreciation and Amortization

Depletion, depreciation, and amortization of capitalized costs related to wells and facilities for the production of crude oil and gas are determined by the units of production method by field, based on proved developed reserves, which include quantities of oil and gas that can be recovered from existing wells, with equipment and methods currently in use.  The rates used are reviewed annually based on an analysis of reserves and are applied retroactively at the beginning of the year.  Capitalized costs of other property, plant and equipment are depreciated over their estimated useful lives, mainly using the straight-line method with an average useful life of 15 years for administrative buildings and between 3 and 5 years for the remaining assets

When parts of a property, plant, and equipment asset have different useful lives, they are recorded separately as a significant component of that asset.

Depreciation methods and average useful lives of property, plant, and equipment are reviewed annually. Land is not depreciated.

(h)  Costs associated with Asset Retirement Costs

The Company capitalizes the fair value of costs associated with obligations from retirement of assets used for exploration and crude oil and natural gas production activities, based on the future retirement plan for those assets.  Cost is capitalized as part of the related long-lived asset and is amortized over its useful life with a charge to operating costs (see Note   3-m).

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(i)  Inventories

Inventories are stated at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the normal course of business, less costs to complete and estimated selling costs.

The cost of inventories of crude oil and its products is determined using the average cost method.

Materials and supplies are valued mainly at average cost, less an allowance for possible losses, and are classified into two groups: current assets and non-current assets.The inventory obsolescence provision is calculated from analysis of stock behavior and aging reports that will eventually determine its use type and mobility in order to apply the corresponding obsolescence percentage.

(j)  Accounts Receivable

Accounts receivable are accounted for according to price formulas established in the Hydrocarbon Purchase Sale Agreement between the Petrodelta, S.A. and PDVSA Petróleo, S.A. whereby the former undertake to sell and PDVSA Petróleo, S.A. undertakes to buy all hydrocarbons produced that are not being used in their operations within the delimited operating areas.  At December 31, 2014, 2013 and 2012, the Company does not expect to incur losses on uncollectible accounts and, therefore, has not set aside a provision in this connection other than those described in the hydrocarbon purchase sale agreement with PDVSA Petróleo, S.A (see Notes 11 and 21).

(k)  Cash and Cash Equivalent

Petrodelta, S.A. considers as cash and cash equivalents the cash in hands and banks. At December 31, 2014, 2013 and 2012 this amounted to approximately US$.2,841 thousands, US$.5,960 thousands and US$.3,335 thousands (Bs.17,898 thousands, Bs.37,548 thousands and Bs.14,336 thousands), respectively (See Note 12).

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

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Non-Financial Assets

The carrying amounts of non-financial assets, excluding inventory and deferred tax, are reviewed at each reporting date of the statement of financial position to determine whether evidence of impairment exists. If any such indication exists, then the recoverable value of the asset is estimated.

The recoverable value of an asset or cash-generating unit is the greater of its carrying value and its fair value, less direct selling expenses. When determining the carrying value, expected future net cash flows are discounted using present value techniques, using a discount rate before tax that reflects current market conditions over the time value of money and specific risks that the asset may bear. Impairment is determined by the Company based on cash-generating units, in accordance with its business segments, geographical locations and the final use of the production generated by each unit.  A cash-generating unit is the assets grouped at the lowest levels for which there are separately identifiable cash flows. When evaluating impairment, goodwill acquired during business combinations is allocated among cash-generating units that are expected to benefit from combination synergies.

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

Environmental Issues

In conformity with the environmental policy established by the Company and following instructions from PDVSA and applicable current legislation, a liability is recognized when costs are likely and can be reasonably estimated.  Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures for past operations that do not contribute to generating current or future income are charged to expense. Recognition of these provisions coincides with the identification of an obligation for environmental remediation where Petrodelta, S.A. has sufficient information to determine a fair estimate of the respective cost.  Subsequent adjustments to estimates, if necessary, are made upon obtaining additional information. The Company as of December 31, 2014, 2013 and 2012 does not maintain a provision for environmental issues (See Note 20).

Asset Retirement

Obligations associated with the retirement of long-lived assets are recognized at fair value on the date on which such obligation is incurred, based on future discounted cash flows. The fair values are determined based on current regulations and technologies.

Changes in fair values of obligations are added to or deducted from the cost of the respective asset. The adjusted depreciation amount of the asset is depreciated over its remaining useful life. Therefore, once its useful life has ended all subsequent changes in the fair value of the obligation are recognized in the statements of comprehensive income. The increase in the obligation for each year is recognized in the results of operations as financial expenses (See Notes 14 and 20).

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Litigation and Other Claims

Provision for litigations and claims are recognized in the event that legal action has been lodged, government investigations have been initiated and other legal actions are outstanding or subject to be filed in the future against the Company, as a result of past events, which may result in a probable outflow of economic benefits to pay for that obligation which may be reliably estimated (See Notes 14 and 20).

Damages to Land

Liabilities for damage to land is recorded as a result of the regular activities carried out by the Company to access the different existing areas or new, for which third-party property or economic activity can be or are affected causing the need to compensate the economic effects caused.

As a result of the expansion of the activities during the years 2012 to 2014, the Company caused damages to third parties and currently is in negotiation process with different owners. Management estimated potential liabilities as of December 31, 2014, 2013 and 2012 (See Notes 14 and 20).

(n)  Royalties, extraction tax and other taxes

Royalties, extraction tax, and other related taxes are calculated according to the provisions of the Hydrocarbons Law and other laws regulating the oil industry (see Notes 1 and 7) and are recognized in the statements of comprehensive income when caused. Royalty for the sale of crude is paid in kind (see Note 3-b) and is calculated and recorded by the amount caused up to the capped price established in the decree law that created a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market and subsequent amendments (See Note 7-g and 23-g) and not at the price oil is sold.

(o)  Equity

Capital Stock

Common shares are classified as equity.  For the years ended December 31, 2014, 2013 and 2012, the Company has no preferred shares (See Note 13).

Share Premium

The Company recognizes as share premium any excess in the value of contributions made by shareholders for Company incorporation over the par value at the incorporation date (see Note 13).

Legal Reserve

The Venezuelan Code of Commerce requires companies to set aside 5% of their net income each year to a legal reserve until it reaches an amount equivalent to at least 10% of their capital stock in bolivars (See Note 13).

Other Equity Reserves

The Company has the policy of transferring from retained earnings to other equity reserves the net balance of the deferred tax asset. This reserve is recognized in retained earnings to the extent that such asset gets realized when the temporary differences that gave rise to it are deducted for tax purposes and consequently would be available for dividend payments (See Note 13).

Dividend Distribution

Dividend distribution to the Company’s shareholders is recognized as a liability in the financial statements in the period in which the dividends are approved by the shareholders of the Company (See Note 13).

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

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

Below is a summary of the most significant accounting estimates made by the Company:

Estimates of oil and gas Reserves

Oil and gas reserves are key elements in the Company’s decision-making process.  They are also important in evaluating impairment in the carrying amount of long-lived assets.  Calculation of depreciation, amortization and depletion of property, plant and equipment accounts related to hydrocarbon production requires quantification of proved developed hydrocarbon reserves expected to be recovered by the Company in the future. Reserve estimates are only approximate amounts due to the high degree of judgment and specialization required to develop the information.  Reserves are calculated by the support of specialized technical departments at Petróleos de Venezuela, S.A. (PDVSA) (related company that owns the Company’s main shareholder) and results are submitted for approval by Ministry of Popular Power for Oil and Mining (MPPPM) in order to guarantee the reasonableness of the information.  Additionally, reserve studies are regularly updated to guarantee that any change in estimates is timely recorded in the Company’s financial statements.

Reserves studies of crude oil and gas assigned to the Company are updated once a year by the superintendence of reservoir of the Company who possesses adequate technological elements necessary to determine reserves, and its impact in the statements of comprehensive income is reflected under depletion for the years ended  December 31, 2014, 2013, and 2012 (See Note 25).

Assessment of impairment in the value of Property, Plant, and Equipment

Management annually assesses impairment in the value of property, plant, and equipment.  The main key assumptions considered by management to determine the recoverable amount of property, plant and equipment were income projections, oil prices, royalties, operating costs and the discount rate.  Projections include proved developed reserves to be produced during the development period of production activities in the assigned fields.  At December 31, 2014, 2013 and 2012, the Company has not identified impairment in the carrying value of property, plant, and equipment as a result of these estimates.

Abandonment Cost Calculation

The Company’s financial statements include an asset and a provision for property, plant, and equipment used in hydrocarbon production that is expected to be abandoned in the future and in relation to which the Company will make future disbursements.  Assumptions considered for the calculation of this asset and the provision for abandonment (asset abandonment costs, date of abandonment, and inflation and discount rates) may vary depending on factors such as performance in the field, changes in technology and legal requirements.  Assumptions made by the Company are recorded based on technical studies and management’s experience and are regularly reviewed (see Note 14).

(q)  Related Party Transactions

The Company does not disclose, as part of balances and transactions with related companies (see Note 21), transactions with government entities conducted in the normal course of business, the terms and conditions of which are consistently applied to other public and private entities and for which there are no other suppliers, i.e., supplies, electricity services, taxes, among others.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(r)  Accrual for Employee Benefits

Following corporate instructions, the related company PDVSA Petróleo, S.A. assumed the employer role for employees who accepted the transfer, and are working as assigned employees to Petrodelta, S.A. operations. According to this, PDVSA Petróleo, S.A. administer, prepare and pay those employees’ payroll and labor benefits and invoice direct payroll and benefits to the Company, which recognize those costs against a liability to PDVSA Petróleo, S.A. The direct payroll and benefits costs are determined by PDVSA according to the following policies:

Termination Benefits

The Company accrues for its liability in respect of employee termination benefits based on the provisions of the Venezuelan Labor Law and the prevailing oil-sector Collective Labor Agreement (see Note 22).  Most of this accrual for indemnification has been deposited in trust accounts in the name of each employee. Amounts calculated for termination benefits according to the Labor Organic Law and Workers for personnel assigned by PDVSA Petróleo to the Company are calculated and recorded based on actuarial reports.

Profit Sharing and Bonuses

Liabilities in respect of labor benefits and bonuses for staff, vacation leaves, and other benefits are accounted for as incurred along with the staff’s provision of services.

During the years ended December 31, 2014, 2013 and 2012, the Company has not had direct employees and, therefore, has not recorded liabilities derived from these labor-related benefits except for the payroll related cost monthly billed to the Company by PDVSA Petróleos S.A.

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

Improvements made to the plan’s benefits, in connection with past service cost, are charged to the Company by PDVSA and expensed in the statements of comprehensive income over the estimated period that, on average, will last until the time that said benefits will be paid in full. As said benefits fall under irrevocable acquired rights after approval, said expense which is charged to the Company by PDVSA is recorded, immediately, in the statements of comprehensive income.

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

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Post-retirement Benefits other than Retirement

Net liabilities in respect of post-retirement benefits other than retirement, as defined in the contract, equal the total of future benefits earned by PDVSA employees assigned to the Company along with their length of service during current and prior periods. Said benefits include mainly: health and dental plans, burial and funeral insurance, and food electronic card. Said liabilities are computed by using the projected unit credit method; then they are deducted to reflect their current value and, if applicable, the fair market value of related assets is deducted as well. The discount rate reflects the yield rate that, as of the date of the financial statements, is reported through financial instruments issued by credit institutions with high ratings and maturity dates that are in line with those due dates applicable to said liabilities.

Past service cost and the actuarial income or loss are recorded by using the method set out in the retirement plan per the contract.

The provision for this concept is provided by PDVSA which is based on actuarial studies.

(s)  New accounting Standards not yet Adopted

Several new standards, amendments and interpretations to existing standards are not effective yet for the year ended December 31, 2014 and have not been applied in the preparation of the Company’s financial statements. The most important for the Company are the following:

-   On September 25, 2014 the IASB issue Annual Improvements to IFRSs 2012-2014 Cycle. The improvements include amendments to IFRS 5 “Non-current Assets Held for Sale and Discontinued Operations” related to accounting treatments when there is a change of disposition of the asset or group of assets; IFRS 7 “Financial Instruments; Disclosures” which clarifies the applicability of the amendments on offsetting disclosures to condensed interim financial statements; IFRS 19 “Employee Benefits” which clarifies the high quality corporate bonds used in estimating the discount rate for post-employment benefits should be denominated in the same currency as the benefits to be paid and IAS 34 “Interim Financial Reporting” which clarifies the meaning of disclosing financial information and the introduction of cross-references to the locate them. These amendments are effective for annual periods beginning on or after January 1, 2016 with earlier application being permitted.

-   On September 11, 2014 the IASB published amendments to IFRS 10 “Consolidated Financial Statements” and IAS 28 “Investments in Associates and Joint Ventures”. The amendments seek, among other things, address inconsistencies between these two standards in relation to recognition of gains or losses in the treatment of the sale and supply of goods that do not constitute a business between an investor and its associated. The amendments are effective for annual periods beginning on or after 1 January 2016, with earlier application being permitted.

Subsequently, on December 18, 2014, the IASB published amendments to these standards as well as the standard IFRS 12 "Disclosure of Interests in Other Entities", which clarifies exemptions in preparing consolidated financial statements, subsidiaries providing services relating to the activities of its parent company and necessary disclosures among other things. The date of application of these amendments will be from January 1, 2016, early adoption is permitted.

-   On August 12, 2014 the IASB published amendments to IAS 27 “Separate Financial Statements” which reinstate the equity method as an accounting option for investments in subsidiaries, joint ventures and associated in an entity´s separate financial statements. Its purpose is to allow the application of this method in jurisdictions where this method is required and reduce costs in preparing single financial statements. The amendment is effective for annual periods beginning on or after January 1, 2016, with earlier application being permitted.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

-   On May 28, 2014 the IASB issued the standard IFRS 15 “Revenue from contracts with customers”.  This new standard is applicable to all contracts with customers except leases, financial instruments and insurance contracts. The standard seeks to eliminate differences in the recognition of income between International Financial Reporting Standards (IFRS) and Generally Accepted Accounting Principles in the United States. The rule also seeks to improve the inconsistencies and weaknesses of the standard IAS 18 "Income from ordinary activities" as well as provide a model to facilitate the comparability of companies from different industries and regions. The date of application will be from January 1, 2017; early adoption is permitted.

-   On May 12, 2014 the IASB published amendments to IAS 16 “Property, Plant and Equipment” and IAS 38 “Intangible Assets” clarifying acceptable methods of depreciation and amortization by providing guidance on how the depreciation and amortization of property, plant and equipment and intangible assets should be calculated. The amendments are effective for annual periods beginning on or after January 1, 2016, with earlier application being permitted.

-   On May 6, 2014 the IASB issued amendments to IFRS 11 “Joint Arrangements” clarifying the accounting for acquisitions of an interest in a joint operation when the operation constitutes a business. The amendments are effective for annual periods beginning on or after January 1, 2016, with earlier application being permitted.

-   On November 19, 2013 the IASB issued amendments to IFRS 7 Financial Instruments: Disclosures. IFRS 9 Financial Instruments and to IAS 39 Financial Instruments: Recognition and Measurement. The main changes have been introducing a chapter in the standard IFRS 9 Hedge Accounting, aspects of liabilities at fair value. The IASB has tentatively decided at its February 2014 meetings to select January 1, 2018 as the effective date for mandatory application of IFRS 9.

-   On December 16, 2011, the IASB published 2 amendments to IFRS 7 Financial Instruments: Disclosures. The first amendment seeks to improve disclosures related to offsetting of financial assets and financial liabilities and will be effective for fiscal periods starting January 1, 2013. The second amendment deals about disclosure in relation to first time application of IFRS 9 Financial Instruments and will be effective for fiscal periods starting January 1, 2015.

The Company completed the analysis of these standards and determined no significant effects on its financial statements.

(t)    Recently Adopted Accounting Pronouncements

During 2014, certain standards and interpretations came into effect. The most important for Petrodelta S.A. are the following:

-   On December 12, 2013, the IASB concluded annual improvements projects to IFRSs 2010-2012 and 2011-2013 cycles amending several standards, all effective on or after July 1, 2014. Standards amended are: IFRS 2 Share-based Payment amends the definitions of vesting condition; IFRS 3 Business Combinations clarifies contingencies measurement and scope and excludes joint arrangement in the financial statements; IFRS 8 Operating Segments on disclosures in aggregation criteria and reconciliation of reportable segments regularly; IFRS 13 Fair Value Measurements clarifies that issuing IFRS 13 and amending IFRS 9 and IAS 39 did not remove the ability to measure short-term receivables and payables with no stated interest rate at their invoice amounts without discounting if the effect of not discounting is immaterial, and also, clarifies that the scope of the portfolio exception defined in IFRS 13 includes all contracts accounted for within the scope of IAS 39 Financial Instruments: Recognition and Measurement or IFRS  9 Financial Instruments, regardless of whether they meet the definition of financial assets or financial liabilities as defined in IAS 32 Financial Instruments: Presentation; IAS 16 Property, Plant and Equipment clarifies that when an item of property, plant and equipment is revalued the gross carrying amount is adjusted in a manner that is consistent with the revaluation of the carrying amount; IAS 24 Related Party Disclosures

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

clarifies that an entity providing key management personnel services to the reporting entity or to the parent of the reporting entity is a related party of the reporting entity; IAS 38 Intangible Assets clarifies that when an intangible asset is revalued the gross carrying amount is adjusted in a manner that is consistent with the revaluation of the carrying amount, and IAS 40 Investment Property clarifies that determining whether a specific transaction meets the definition of both a business combination as defined in IFRS 3 Business Combinations and investment property as defined in IAS 40 Investment Property requires the separate application of both standards independently of each other.

-   On 21 November 2013, the IASB published amendments to the scope of IAS 19 Employee Benefits. Changes in scope apply to contributions from employees or third parties in defined benefit plans. The purpose of the amendments is to simplify accounting of contributions that are independent of the number of years of service of the employee, such employee contributions are calculated according to a fixed percentage of salary. These scope changes apply for annual periods beginning on or after July 1, 2014.

-   On May 29, 2013, the IASB published amendments to IAS 36 Impairment of Assets. These amendments relate to the disclosure of the recoverable amount of impaired assets, if that amount is based on fair value less costs of disposal. The amendments are to be applied retrospectively for annual periods beginning on or after January 1, 2014 but earlier application is permitted for periods when the entity has already applied IFRS 13 Fair Value Measurement.

-   On October 31, 2012, the IASB published amendments to IFRS 10 Consolidated Financial Statements,  IFRS 12 Disclosure of Interests in Other Entities and IAS 27 Separate Financial Statements in relation to Investments entities. The amendments apply to a particular class of business that qualifies as investment entities whose business purpose is to invest funds solely for returns from capital appreciation, investment income or both. Also, the amendments provide an exception to the consolidation requirements in IFRS 10 and require investment entities to measure particular subsidiaries at fair value through profit or loss, rather than consolidate them.  Under IFRS 12 the amendments also set out disclosure requirements for investment entities. These amendments are effective from January 1, 2014 with early adoption permitted.

-   On December 16, 2011, the IASB published amendments to IAS 32 Financial Instruments: Presentation. These amendments provide guidance when offsetting financial assets and financial liabilities. These amendments will be effective for fiscal periods starting January 1, 2014.

The Company’s accounting policies have been revised and modified, when necessary, to adopt the requirements established in these new standards or interpretations. Adoption of these standards and interpretations did not significantly affect the Company’s financial statements.

(4)     Exchange Agreement with the Central Bank of Venezuela (BCV)

On November 21, 2005, the Exchange Agreement Nº 9 was published in the Official Gazette   Nº 38,318, later revised on March 22, 2007 and published in the Official Gazette Nº 38,650, which establishes that foreign currency obtained from hydrocarbon exports, must be sold to the Central Bank of Venezuela (BCV), except for foreign currency earmarked for activities conducted by PDVSA who will sold them to the BCV only necessary amounts to fund operational expenses and tax contributions obliged by current laws and up to the amount estimated in the National Budget law. Under this agreement, PDVSA and its subsidiaries may not maintain foreign currency funds in Venezuela for more than 48 hours, and establishes how these funds will be used by PDVSA.

On March 22, 2007, amendment to Exchange agreement Nº 9 was published in the Official Gazette Nº 38,650 which permit it PDVSA acquire funds in a currency other than the local currency directly before the BCV to replenish up to the amount authorized for funds to be invested abroad according to provisions set forth in Article Nº 113 of the BCV bylaws.

On December 30, 2010, Foreign Exchange Agreement Nº 14, effective as of January 1, 2011, was published in Official Gazette Nº 39,584. This Agreement sets the exchange rate at Bs.4.29 per U.S. dollar for purchases and Bs.4.30 per U.S. dollar for sales. This resolution supersedes Foreign Exchange Agreement Nº 14, dated January 8, 2010, published in Official Gazette of the Bolivarian Republic of Venezuela Nº 39,342, dated January 8, 2010; as well as Foreign Exchange Agreements Nº 15, Nº 16, Nº 17, and any other provision that may come into conflict with

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

this Foreign Exchange Agreement. The pronouncement of the Exchange Agreement Nº 14 did not have an effect on the Company’s right to maintain foreign currency funds at financial institutions outside the country on revenues proceeds from sale of crude in order to make payments and disbursements that correspond to carry out the Bolivarian Republic of Venezuela (see Note 23-d).

On February 8, 2013, Exchange Agreement Nº 14 was amended and published in the Official Gazette Nº 40,108, presidential decree Nº 9,381 the creation of a higher rank agency to optimize the exchange rate system in order to design, plan, and execute monetary strategies by the government, to reach higher efficiency and transparency providing foreign currency to the country economic sector. Decisions from this agency will be adopted by the Ministry of People Power for Planning and Finance as well as the Central Bank of Venezuela (BCV). Furthermore, this agreement establishes the new official rate for the purchase and sale of the U.S. dollar at Bs.6.28 and Bs.6.30, respectively.

On March 22, 2013 Exchange Agreement Nº 21 was published in the Venezuelan Official Gazette Nº 40,134, establishing that the Superior Body for Optimization of the Exchange Rate System shall rule all the terms and conditions of the special bids for foreign currency, which shall be aimed at covering the import needs of the real local economy. The bids will be coordinated by the Superior Body for Optimization of the Exchange Rate System through a new system created for that purpose, called the Complementary System for Administration of Foreign Currency (SICAD), which is to be managed by BCV in accordance with the invitations to bid issued for such purposes.

On December 30, 2013, Foreign Exchange Agreement Nº 24 was published in the Official Gazette Nº 40,324. This Exchange Agreement between the Ministry of the People´s Power for Economy, Finance and Banking Post and the Central Bank of Venezuela (BCV) established among other things that the buying exchange rate applicable to Petróleos de Venezuela, S.A. (PDVSA) and its subsidiaries including mix companies created in accordance within the provision of the Organic Hydrocarbons Law, for the sale of foreign currency originated from activities different from export and or sale of hydrocarbons operations, will be equal to the exchange rate resulting from the latest foreign exchange allocation through the Complementary System for Administration of Foreign Currency (SICAD), which will be published in the website of the BCV, reduced by 0.25%. The same buying rate will apply to the sale of foreign currency transactions generated by services companies that are part of the so-called Petroleum Industrial National Conglomerate, and those who derived from mineral exports. This Foreign Exchange Agreement Nº 24 was derogated by Foreign Exchange Agreement Nº 28 published on April 4, 2014 in the Official Gazette Nº 40,387.

On March 10, 2014, Foreign Exchange Agreement Nº 27 was published in the Official Gazette Nº 40,368 emanated from Central Bank of Venezuela (BCV) jointly with the Ministry of Popular Power for Economy and Finance.  In this Agreement, the transactions conducted through the Foreign Currency Alternative Exchange System (SICAD II) might be performed with positions held by individuals and legal persons from the private sector from legitimate sources wishing to bid, by Petróleos de Venezuela, SA (PDVSA) and the Central Bank of Venezuela (BCV) and any other expressly public entity authorized by the People's Ministry of Finance. Also it establishes for individuals and private entities in export activities retain and manage up to 60% of revenue in foreign currency obtained, to cover expenses related to such activities.

On April 4, 2014, Foreign Exchange Agreement Nº 28 was published in the Official Gazette Nº 40,387. This Exchange Agreement establishes that transactions involving the sale of foreign currency by Petróleos de Venezuela, S.A. (PDVSA) and its subsidiaries, as well as mixed companies created in accordance with provisions set forth in the Organic Hydrocarbons Law, generated by operations or activities derived from financing, financial instruments, capital contributions in cash, sale of assets, received dividends, collection of debts, rendered services, and any other source different from the hydrocarbon export and/or sale, the applicable exchange rate will be that determined by the Foreign Currency Alternative Exchange System (SICAD II).

On July 10, 2014 an Official Notice was published in the Official Gazette Nº 40,108 which informs the applicable exchange rate according to Foreign Exchange Agreement Nº 14 published on February 8, 2013 in the Official Gazette Nº 40,108 for tax liabilities arising from customs transactions by PDVSA and its subsidiaries with their vendors. According to this notice, PDVSA and its subsidiaries along with its exclusive vendors of special goods operating in Venezuela shall use the exchange rate of Bs.6.30 per U.S. dollar when dealing with their own operations and related to oil activities.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

On September 24, 2014, Foreign Exchange Agreement Nº 30 was published in the Official Gazette Nº 40,504. This Exchange Agreement establishes that the sale of foreign currency by Petróleos de Venezuela, S.A. (PDVSA) to the Central Bank of Venezuela (BCV) to provide bolivars to the National Development Fund (FONDEN) for special contributions referred-to in the Amended Decree-Law Nº 8,807 setting forth the Special Contribution for Extraordinary and Exorbitant Prices in the International Oil Market published on February 20, 2013 in the Official Gazette Nº 40,114 shall be settled at any of the official exchange rates referred to in current Exchange Agreements.

On December 30, 2014, Foreign Exchange Agreement Nº 32 was published in the Extraordinary Official Gazette Nº 6,167. This agreement allows for the sale of foreign currency by Petróleos de Venezuela, S.A. (PDVSA) or its affiliates to the Central Bank of Venezuela (BCV), obtained from financing, financial instruments and debts collection, originated from export and/or sale of hydrocarbons activities or operations performed within the Energy Cooperation Agreements shall be performed at any of the official exchange rates provided in the Exchange Agreements currently in force.

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

The fair value of recoverable tax credits and other liabilities has been determined by discounting their carrying value based on estimation of future collections and payments, using interest rates calculated according to the inherent risk of the assessed instrument such as credit quality, liquidity, currency and other factors (see Note 7-k).

The net carrying value of the account payable to PDVSA approximates the estimated fair value since its payment depends on the volume and nature of transactions conducted by the Company with the parent Company and its subsidiaries.

Derivative Financial Assets and Liabilities

The fair value of derivative financial instruments is based on the amount that the Company will receive or pay to terminate the agreements, taking into account current commodity prices, interest rate and the current creditworthiness of the parties involved. During the years ended December 31, 2014, 2013 and 2012, Petrodelta, S.A. did not engage in operations involving derivative financial instruments.

Non-Derivative Financial Obligations

The fair value of non-derivative financial obligations, which is determined for disclosure purposes, is calculated based on information provided by financial institutions and the present value of future principal and interest cash flows, discounted at the market interest rate at the reporting date, based on the inherent risk of those obligations. During the years ended December 31, 2014, 2013 and 2012, the Company did not engage in operations involving non derivative financial debt instruments.

Accounts Payable with Related Parties

The value of accounts payable to related parties approximate their fair value and are settle upon decisions adopted by PDVSA.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

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

At December 31, 2014, 2013 and 2012, the Company’s cash is placed with local and foreign financial institutions. In addition, there is some concentration of credit risk in trade accounts receivable since all crude oil and gas produced is sold to PDVSA Petróleo, S.A.

Market Risk

Market risk is the risk that changes in market prices, including foreign exchange rates, interest rates or sales prices, will affect the Company’s income or the value of its financial instruments. The Company’s general risk management focuses on the uncertainty surrounding financial markets and seeks to minimize the potential adverse effects on the Company’s financial performance.

The Company is exposed to risks stemming from changes in the sale price of hydrocarbons, which depend on external market factors.  At December 31, 2014, 2013 and 2012, hydrocarbon sales prices are calculated based on predetermined formulas that consider the price of hydrocarbons in different international markets.  Price fluctuations may have a significant impact on the Company’s income.  At December 31, 2014, 2013 and 2012, the Company has no mechanisms in place to protect against exposure to hydrocarbon sales price fluctuations.

In addition, the Company operates in Venezuela and is exposed to foreign exchange risk from variations in the exchange rate of the Bolívar relative to the U.S. dollar.  Foreign exchange risk is mainly derived from future commercial operations and assets and liabilities recognized in bolivars.

The Company has accounts receivable to PDVSA which earn interest on arrears 45 days after bills are due and is, therefore, exposed to interest rate fluctuation.

Liquidity Risk

It is the risk that the Company will not be able to comply with its financial liabilities through their maturity. The approach the Company maintains to manage this risk implies having enough cash and temporary investments as well as the availability of funds provided by its main shareholder, who supplies funds according to the Company needs. The Company permanently evaluates its future cash flows through short and long term projections from estimated sales and cash requirements which correspond mainly to operation and maintenance of production facilities.

Capital Risk

The Company is focused on safeguarding its ability to continue as a going concern, so that it can be strength and motor development of the region in which the Company operates, it allows to provide returns shareholders and to maintain an optimal capital structure to reduce the cost of capital. Capital consists of share capital, share premium, and retained earnings.

The Company's strategy has been progressively strengthening its equity situation through adjustments in light of changes in economic conditions and the risk characteristics of the operations. To strengthen the capital structure, the Company may decide on the strategy paid dividends, the creation or transfer of reserves and the sale of assets.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(7)     Taxes and Royalties

Below is a summary of taxes affecting the Company’s operations, stated (in thousands):

	Years ended December 31,

	2014	2013	2012	2014	2013	2012

	U.S. dollars			Bolivars

Income tax expense (benefit):
Current income tax expense	103,619	325,217	127,080	652,800	2,048,867	546,444
Deferred income tax (benefit) expense	(32,617)	(40,020)	76,030	(205,487)	(252,126)	326,929

Total income tax expense	71,002	285,197	203,110	447,313	1,796,741	873,373

	Years ended December 31,
	2014	2013	2012	2014	2013	2012

	U.S. dollars			Bolivars

Royalties and other taxes:
Royalty on oil production (See Note 21)	353,245	343,331	276,620	2,225,444	2,162,985	1,189,466
Royalty on gas production (See Note 21)	5,327	4,492	4,289	33,560	28,300	18,443
Royalty for the municipalities	13,208	12,870	10,394	83,210	81,081	44,694
Royalty for endogenous development projects	26,416	25,739	20,787	166,421	162,156	89,384
Surface tax	642	480	558	4,045	3,024	2,399
Windfall tax (see Note 7-l)	195,984	179,285	291,355	1,234,699	1,129,496	1,252,827

Royalty and other taxes	594,822	566,197	604,003	3,747,379	3,567,042	2,597,213

On March 4, 2013 Petróleos de Venezuela, S.A. (PDVSA) requested to the Ministry of Popular for Oil and Mining (MPPPM) the approval of the exemption to the contribution as established in the Decree with Rank and Force of Law creating the Special Contribution for Extraordinary Prices and Exorbitant Prices in the International Oil market for the incremental production obtained during the year, in order to record and distribute this benefit among its mix companies and affiliates. That same month, CVP sent instructions to the Company to apply the estimated benefit amount of the exemption from the contribution of US$.55,168 thousands (Bs.347,558 thousands). For the year ending December 31, 2013 this benefit is being shown as windfall tax in the statements of comprehensive income under royalties and other taxes. On July 8, 2014, the Company reversed the estimated amount of the exemption from the contribution recorded during the year ended December 31, 2013, according to instructions received from its main shareholder CVP, due to the fact that it has not received approval requested to the MPPPM for investments incurred in 2013. This transaction is being reflected as an increase of windfall tax under royalties and other taxes in the statements of comprehensive income for the year ended December 31, 2014.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(a)  Income Tax

Reconciliation between the nominal and the effective income tax rates for each year is shown below (in thousands):

		Years ended December 31,

		2014			2013			2012

	%	U.S. dollars	Bolivars	%	U.S. dollars	Bolivars	%	U.S. dollars	Bolivars
Profit before income tax:
Net profit		144,725	911,768		255,782	1,611,426		85,993	369,769
Income tax expense		71,002	447,313		285,197	1,796,741		203,110	873,373

Profit before income tax		215,727	1,359,081		540,979	3,408,167		289,103	1,243,142

Oil-sector nominal income tax rate	50	107,864	679,541	50	270,490	1,704,084	50	144,552	621,571
Tax inflation adjustment	(25)	(53,924)	(339,721)	(6)	(30,182)	(190,147)	(10)	(27,971)	(120,275)
Deferred income tax	(15)	(32,617)	(205,487)	(7)	(40,020)	(252,126)	26	76,030	326,929
Non-deductible provisions and other	23	49,679	312,980	16	84,909	534,930	4	10,499	45,148

Effective rate	33	71,002	447,313	53	285,197	1,796,741	70	203,110	873,373

The decrease in the effective tax rate for the year ended December 31, 2014 is mainly attributable to the following:

-    Higher inflation adjustment to Shareholders equity due to a higher inflation rate.

-   Decrease in deferred tax over the previous year. For the year ended December 31, 2014, the Company adjusted the value of deferred tax asset originated by the non-monetary items subject to the inflation adjustment based on the exchange rate expected to recover the tax benefit in subsequent periods, resulting in a lower tax base when compared with the financial amounts and, consequently, reversing the amount of deferred tax asset of December 31, 2013.

The decrease in the effective tax rate for the year ended December 31, 2013 is mainly attributable to the following:

-   Lower inflation adjustment in determining income tax payable offset with a higher taxable income from an increase in non-deductible expenses.

-    Reduction in the deferred tax expense in relation to the year before. For the year ended December 31, 2012, the Company adjusted the deferred tax asset from non-monetary assets subject to inflation such as work in progress, fixed assets placed in service and inventories, at an exchange rate it estimated the tax benefit will be realized resulting in a reduction of the deferred tax asset recognized at the end of December 31, 2011.

As of December 31, 2014, 2013, and 2012 the Company presents a balance of income tax payable, expressed in thousands, of US$.103,574 (Bs.652,515), US$.214,698 (Bs.1,352,597) and US$.92,965 (Bs.399,750), respectively.

(b)  Tax Loss Carry forwards

The current Income Tax Law allows tax losses to be carried forward for three years to offset future taxable income, except losses resulting from the application of the fiscal inflation adjustment, which can be carried forward one year. At December 31, 2014, 2013 and 2012 the Company had no tax loss carry forward.

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

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(d)  Transfer Pricing

According to the Income Tax Law, taxpayers subject to this tax that conduct import, export and loan transactions with related parties abroad are required to calculate income, costs and deductions applying the methodology set out in the Law.

(e)  Income Tax Rate

Official Gazette Nº 38,529 of the Bolivarian Republic of Venezuela, published on September 25, 2006, modifies Article Nº 11 of the Law regarding the rate applicable to companies engaged in hydrocarbon production and related activities, establishing a 50% general rate.  However, only companies that conduct integrated or non-integrated activities related to exploration and production of non-associated gas, and processing, transportation, distribution, storage, marketing and export of gas and its components, or those exclusively engaged in refining of hydrocarbons or enhancement of heavy and extra-heavy crude oil are subject to a 34% tax rate.  Therefore, application of the 34% rate for companies incorporated under the joint venture agreements executed under the superseded Law Reserving Hydrocarbon Trade and Industry to the State is eliminated.

(f)    Deferred income Tax

The movements of deferred income tax asset (liability) shown in the results of each year are as follows (in thousands):

2014:	2013 Asset (Liability)		Income (Loss) recognized in Statements of Comprehensive Income			2014 Asset (Liability)	Net deferred tax at December 31, 2014 (see Note 13)
U.S. dollars-

Accounts receivable	21,805	(35,097)	34,273	-	20,981	-	20,981
Property, plant and equipment	-	(11,052)	5,784	-	-	(5,268)	(5,268)
Inventories	618	-	423	-	1,041	-	1,041
Accruals and other liabilities	111,815	-	-	(7,863)	103,952	-	103,952

	134,238	(46,149)	40,480	(7,863)	125,974	(5,268)	120,706
Bolivars-

Accounts receivable	137,372	(221,111)	215,912	-	132,173	-	132,173
Property, plant and equipment	-	(69,628)	36,440	-	-	(33,188)	(33,188)
Inventories	3,893	-	2,665	-	6,558	-	6,558
Accruals and other liabilities	704,428	-	-	(49,530)	654,898	-	654,898
	845,693	(290,739)	255,017	(49,530)	793,629	(33,188)	760,441

2013:	2012 Asset (Liability)		Income (Loss) recognized in Statements of Comprehensive Income		Effect For variation in the exchange rate	2013 Asset (Liability)		Net deferred tax at December 31, 2013 (see Note 13)
U.S. dollars-

Accounts receivable	10,995	(32,428)	45,190	(35,096)	(1,953)	21,805	(35,097)	(13,292)
Property, plant and equipment	5,082	(27,985)	30,759	(26,179)	7,271	-	(11,052)	(11,052)
Inventories	21	(7,653)	5,827	-	2,423	618	-	618
Accruals and other liabilities	122,394	-	58,119	(38,600)	(30,098)	111,815	-	111,815

	138,492	(68,066)	139,895	(99,875)	(22,357)	134,238	(46,149)	88,089
Bolivars-

Accounts receivable	47,279	(139,440)	284,700	(221,110)	(55,168)	137,372	(221,111)	(83,739)
Property, plant and equipment	21,853	(120,336)	193,784	(164,929)	-	-	(69,628)	(69,628)
Inventories	90	(32,908)	36,711	-	-	3,893	-	3,893
Accruals and other liabilities	526,294	-	122,966	-	55,168	704,428	-	704,428

	595,516	(292,684)	638,161	(386,039)	-	845,693	(290,739)	554,954

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

2012:	2011 Asset (Liability)		Income (Loss) recognized in Statements of Comprehensive Income		2012 Asset (Liability)		Net deferred tax at December 31, 2012 (see Note 13)

U.S. dollars-

Accounts receivable and other assets	9,656	-	1,339	(32,428)	10,995	(32,428)	(21,433)
Property, plant, and equipment	62,520	(8,214)	(57,438)	(19,771)	5,082	(27,985)	(22,903)
Inventories	4,182	-	(4,161)	(7,653)	21	(7,653)	(7,632)
Accruals and other liabilities	78,704	(392)	43,690	392	122,394	-	122,394

	155,062	(8,606)	(16,570)	(59,460)	138,492	(68,066)	70,426
Bolivars-

Accounts receivable and other assets	41,521	-	5,758	(139,440)	47,279	(139,440)	(92,161)
Property, plant, and equipment	268,836	(35,320)	(246,983)	(85,016)	21,853	(120,336)	(98,483)
Inventories	17,983	-	(17,893)	(32,908)	90	(32,908)	(32,818)
Accruals and other liabilities	338,427	(1,686)	187,867	1,686	526,294	-	526,294

	666,767	(37,006)	(71,251)	(255,678)	595,516	(292,684)	302,832

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

On November 14, 2006, a new calculation of royalties was established for companies that conduct primary oil activities in the country requiring that contents of sulphur and API gravity of liquid hydrocarbons extracted be measured on a monthly basis and be reported together with taxed production.  This information will be part of the royalty payment price and will be used for calculation of any special advantage.  This information will result in adjustments for gravity and sulphur, which will be published by Ministry of Popular Power for Energy and Mining (MPPPM).

On April 18, 2011, the Venezuelan government published in the Extraordinary Official Gazette Nº 6,022, by means of decree-law Nº 8,163 of same date, the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market. This Law and among other things, caps royalty, extraction tax, and export register tax at US$.70 per barrel until it was amended on February 20, 2013 and published in the Official Gazette Nº 40,114 which raises the cap price for royalties, extraction tax and export registry tax according to the provision in the LOH to US$.80 per barrel (See Note 23-g). Royalty under prior Law and current Law for the years ended December 31, 2014, 2013 and 2012 amounted to US$.358,572 thousands, US$.347,823 thousands and US$.280,909 thousands (Bs.2,259,004 thousands, Bs.2,191,285 thousands and Bs.1,207,909 thousands), respectively, included in the statements of comprehensive income under royalties and other taxes (See Note 21).

(h)  Extraction Tax

The Venezuelan Hydrocarbon Law Reform establishes a rate equivalent to 33.33% of the value of all liquid hydrocarbons extracted from any reservoir, calculated on the same basis as for royalties. In determining this tax, the taxpayer may deduct the amount that would have been paid for royalty, including the additional royalty paid as special advantage. Petrodelta, S.A. incurred no tax in this connection for 2014, 2013 and 2012.

(i)  Surface Tax

The Venezuelan Hydrocarbon Law establishes a surface tax equivalent to 100 tax units for each square kilometer or fraction thereof per year for licensed areas that are not under production.  This tax will increase by 2% during the first five years, and by 5% during all subsequent years. Petrodelta, S.A. incurred in this tax during 2014, 2013 and 2012 for US$.189 thousands, US$.200 thousands and US$.485 thousands (Bs.1,192

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

thousands, Bs.1,261 thousands and Bs.2,087 thousands), respectively, included in the statements of comprehensive income under royalties and other taxes.

(j)  General Consumption Tax

The Venezuelan Hydrocarbon Law Reform establishes an internal consumption tax equivalent to 10% of the value of each cubic meter of hydrocarbon derivatives produced and consumed as fuel in internal operations, calculated on the final selling price. For the year ended December 31, 2014, 2013 and 2012 the Company recorded in the statement of comprehensive income the amount of US$.453 thousands, US$.280 thousands and US$.73 thousands (Bs.2,853 thousands, Bs.1,763 thousands and Bs.312 thousands), respectively for general consumption tax.

(k)  Value Added Tax (VAT)

On March 26, 2009, was published in the Official Gazette Nº 39,147 the modification of applicable tax rate for value added tax to 12%, having effect from April 1, 2009 to the report date.

The VAT Law establishes an exemption on trading of certain hydrocarbon-derived fuels and also has authority to recover from the government certain tax credits originated from sales.  Recoverable amounts bear no interest.

Below is a summary of the movement of recoverable tax credits (in thousands):

	December 31,

	2014	2013	2012	2014	2013	2012

	U.S. dollars			Bolivars

Recoverable amounts at the beginning of the year	46,878	44,581	25,858	295,331	191,702	111,193
Generated during the year	81,596	32,963	20,062	514,055	207,666	86,268
Adjustment to fair value	(12,971)	(16,513)	(1,339)	(81,717)	(104,037)	(5,759)
Effect for variation in the exchange rate	-	(14,153)	-	-	-	-

Recoverable amounts at the end of the year	115,503	46,878	44,581	727,669	295,331	191,702
Non-current portion of recoverable tax credits	(115,503)	(46,878)	(29,721)	(727,669)	(295,331)	(127,801)

Current portion of recoverable tax credits (See Note 11)	-	-	14,860	-	-	63,901

The Company management considers that the efforts made and agreements reached with the Government will not permit it to recover part of the tax credits during the year 2015.

At December 31, 2014 the Company received from its main Shareholder a new guideline in relation to calculating the fair value adjustment for the present value of value added tax credits outstanding as of this date, modifying the discount rate as well as the expected duration it estimates to recover from the National Treasury.

The adjustment for fair value is the difference between the face value of the credits and its present value of future discounted cash flow. The discount rate varies from 6.39% to 9.74% and the period expected to recover from 2 to 4 years. The estimated recovery time was decreased as a result of conversations that PDVSA and the Integrated Customs and Tax National Service Administration (SENIAT) have had on the expected recovery of these credits. The fair value of these credits as of December 31, 2014 represent in average 75% of their face value.

At December 31, 2013 and 2012, the Company estimated the fair value of the tax credits to recover using the discount rate of 8.783%. These discount rates are calculated yearly by its main shareholder with the financial statements of the prior year and using outside parameters updated each year. Furthermore, at December 31, 2013 and to calculate the fair value as of this date, Management modified the years estimated to recover the tax credits from 3 to 4 years. At December 31, 2014, 2013 and 2012, the adjustment for US$.12,971 thousands, US$.16,513 thousands and US$.1,339 thousands (Bs.81,717 thousands, Bs. 104,037 thousands and Bs.5,759 thousands), respectively, is included in the statements of comprehensive income under the category of financial expenses (See Note 18).

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(l)  Amendment to the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market

On February 20, 2013, was published in the Official Gazette Nº 40,114, an amendment to the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market, published on April 18, 2011 in the Extraordinary Official Gazette Nº 6,022, by means of decree-law Nº 8,163 of same date. The amendments changes the intervals for calculating the special contribution and raise the base price to US$80 per barrel from US$70 per barrel (see Note 23-g). From the date this law came into effect, April 19, 2011, the Company incurred a special contribution from extraordinary prices and special contribution from exorbitant prices and recorded it in the statement of comprehensive income under royalties and other taxes for the year ended December 31, 2014, 2013 and 2012 the amounts of US$.195,984 thousands, US$.234,453 thousands and US$.291,355 thousands (Bs.1,234,699 thousands, Bs.1,477,054 thousands and Bs.1,252,827 thousands), respectively.

(m)  Other taxes

The Company is subject to special advantage taxes, which are determined based on:  a) an interest as additional royalty of 3.33% on volumes of hydrocarbons extracted in the delimited areas assigned to Petrodelta S.A., and b) an amount equivalent to the difference, if any, between (i) 50% of the value of the hydrocarbons extracted in the delimited areas assigned to Petrodelta S.A. in each calendar year and (ii) the sum of payments made by the mixed companies to the Bolivarian Republic of Venezuela, for activities developed during the calendar year, for royalties on hydrocarbons and investments in endogenous development projects, equivalent to 1% of pre-tax income.  Taxes for special advantages must be paid before April 20 of each year, pursuant to Exhibit F of the Agreement for Conversion into a Mixed Company.  In relation to a) above, and the law that came into effect, published on April 18, 2011 creating a special contribution on extraordinary prices and exorbitant prices in the international hydrocarbons market and its amendments (see Note 23-g), which establishes a cap price of US$.70 per barrel until February 19, 2013 and a cap price of US$.80 per barrel from February 20, 2013 Petrodelta, S.A. incurred in this tax during 2014, 2013 and 2012 for US$.39,624 thousands, US$.38,609 thousands and US$.31,181 thousands (Bs.249,631 thousands, Bs.243,237 thousands and Bs.134,078 thousands), respectively, included in the statements of comprehensive income under royalties. In relation to b) above, at December 31, 2014, 2013 and 2012, this special advantage tax was lower than what the Company paid and accrued for royalties and special advantages tax.

Official Gazette Nº 39,273 of the Bolivarian Republic of Venezuela, published on September 28, 2009, approved the modification of article regulating special advantages tax levied on mix companies to redistribute the use of funds by the additional royalty of 3.33% that mix companies have to pay on hydrocarbons volumes extracted from delimited areas. The modified article establish deliver 1.11% to municipalities where oil activities in the country take place and 2.22% for a special fund to be administered by the Executive branch to finance endogenous development projects. During the year ended December 31, 2014 and 2013 the Company paid to the special fund administered by the Executive branch for financing endogenous development projects the amount of US$.38,842 thousands and US$.28,664 thousands (Bs.244,707 thousands and Bs.180,586 thousands), respectively, and paid municipalities during the year ended December 31, 2014 the amount of US$.35,353 thousands (Bs.222,724 thousands).

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(8)     Property, Plant, and Equipment, Net

Property, plant, and equipment, net at December 31 comprises the following (in thousands):

U.S. Dollars-	Wells and production facilities	Construction in progress	Asset retirement costs	Furniture and equipment	Strategic inventories	Total
Cost:

Balances at December 31, 2011	440,657	111,255	29,569	15,576	6,220	603,277

Additions	-	177,349	-	6,871	-	184,220
Transfers and capitalization	167,517	(167,517)	-	-	-	-
Strategic inventories	-	-	-	-	6,742	6,742
Asset retirement obligation	-	-	23,229	-	-	23,229

Balances at December 31, 2012	608,174	121,087	52,798	22,447	12,962	817,468

Additions	-	265,380	-	3,856	-	269,236
Transfers and capitalization	145,902	(136,284)	-	(9,618)	-	-
Strategic inventories	-	-	-	-	7,518	7,518
Asset retirement obligation	-	-	(8,823)	-	-	(8,823)
Asset retirement	(2,844)	-	(387)	-	-	(3,231)

Balances at December 31, 2013	751,232	250,183	43,588	16,685	20,480	1,082,168

Additions	-	393,799	-	36,830	-	430.629
Transfers and capitalization	241,891	(241,891)	-	-	-	-
Strategic inventories	-	-	-	-	47,605	47.605
Asset retirement obligation	-	-	(7,589)	-	-	(7.589)
Asset retirement	-	(13.888)	-	-	-	(13.888)

Balances at December 31, 2014	993,123	388,203	35,999	53,515	68,085	1.538.925

Depletion, depreciation and amortization -

Balances at December 31, 2011	174,148	-	13,141	5,823	-	193,112

Depletion, depreciation, and amortization	80,362	-	2,806	2,837	-	86,005

Balances at December 31, 2012	254,510	-	15,947	8,660	-	279,117

Depletion, depreciation, and amortization	77,945	-	5,674	3,584	-	87,203
Asset retirement	(1,464)	-	(137)	-	-	(1,601)

Balances at December 31, 2013	330,991	-	21,484	12,244	-	364,719

Depletion, depreciation, and amortization	119,213	-	3,978	6,218	-	129,409

Balances at December 31, 2014	450,204	-	25,462	18,462	-	494,128

Total net cost at December 31, 2014	542,919	388,203	10,537	35,053	68,085	1,044.797

Total net cost at December 31, 2013	420,241	250,183	22,104	4,441	20,480	717,449

Total net cost at December 31, 2012	353,664	121,087	36,851	13,787	12,962	538,351

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Bolivars-	Wells and production facilities	Construction in progress	Asset retirement costs	Furniture and equipment	Strategic inventories	Total
Cost:

Balances at December 31, 2011	1,894,826	478,396	127,146	66,977	26,746	2,594,091

Additions	-	762,602	-	29,545	-	792,147
Transfers and capitalization	720,323	(720,323)	-	-	-	-
Strategic inventories	-	-	-	-	28,991	28,991
Asset retirement obligation	-	-	99,886	-	-	99,886

Balances at December 31, 2012	2,615,149	520,675	227,032	96,522	55,737	3,515,115

Additions	-	1,671,894	-	24,293	-	1,696,187
Transfers and capitalization	919,183	(858,589)	-	(60,594)	-	-
Strategic inventories	-	-	-	-	47,363	47,363
Asset retirement obligation	-	-	(55,585)	-	-	(55,585)
Asset retirement	(17,917)	-	(2,438)	-	-	(20,355)
Effect for variation in the presentation currency	1,216,347	242,173	105,595	44,894	25,924	1,634,933

Balances at December 31, 2013	4,732,762	1,576,153	274,604	105,115	129,024	6,817,658
Additions	-	2,480,934	-	232,029	-	2,712,963
Transfers and capitalization	1,523,913	(1,523,913)	-	-	-	-
Strategic inventories	-	-	-	-	299,912	299,912
Asset retirement obligation	-	-	(47.811)	-	-	(47,811)
Asset retirement	-	(87,494)	-	-	-	(87,494)

Balances at December 31, 2014	6,256,675	2,445,680	226,793	337,144	428,936	9,695,228

Depletion, depreciation and amortization -

Balances at December 31, 2011	748,837	-	56,505	25,040	-	830,382
Depletion, depreciation and amortization	345,555	-	12,067	12,199	-	369,821

Balances at December 31, 2012	1,094,392	-	68,572	37,239	-	1,200,203

Depletion, depreciation and amortization	491,054	-	35,746	22,579	-	549,378
Asset retirement	(9,223)	-	(863)	-	-	(10,086)
Effect for variation in the presentation currency	509,021	-	31,894	17,318	-	558,234

Balances at December 31, 2013	2,085,244	-	135,349	77,136	-	2,297,729

Depletion, depreciation and amortization	751,042	-	25,061	39,173	-	815,276

Balances at December 31, 2014	2,836,286	-	160,410	116,309	-	3,113,005

Total net cost at December 31, 2014	3,420,389	2,445,680	66,383	220,835	428,936	6,582,223

Total net cost at December 31, 2013	2,647,518	1,576,153	139.255	27,979	129,024	4,519,929

Total net cost at December 31, 2012	1,520,757	520,675	158,460	59,283	55,737	2,314,912

During the years ended December 31, 2014, 2013 and 2012 the Company added furniture and equipment and construction in progress for approximately US$.430,629 thousands, US$.269,236 thousands and US$.184,220 thousands (Bs.2,712,963 thousands, Bs.1,696,187 thousands and Bs.792,147 thousands, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company assessed asset impairment, taking into account new market and business conditions, and determined that there was no evidence of impairment of production assets.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

During the year ended December 31, 2014 and 2013, the Company received guidelines from its main Shareholder and increased the discount rate it uses to calculate the value of the provision for asset retirement costs. This increase of the discount rate from 12.88% used at the end of December 31, 2013 to 22.69% as of December 31, 2014 resulted in a decrease in the costs for asset retirement as well as in the present value of the provision. The decrease for the year ended December 31, 2014 and 2013 were in the amount of US$.7,589 thousands and US$ 8,823 thousands (Bs.47,811 thousands and Bs.55,585 thousands), respectively. For the year ended December 31, 2012, the discount rate used resulted in an increase in the provision and the costs in the amount if US$.23,229 thousands (Bs.99,886 thousands), (See Note 14).

The balance of construction in progress mainly comprises investment projects for exploration and production activities related to drilling, maintenance, electrical systems, pipelines, well reconditioning and adaptation, expansion and infrastructure aimed at maintaining and increasing production capacity and adapting the infrastructure to production levels set out in the Corporation’s business plan.  At December 31, 2014, 2013 and 2012, the balance of construction in progress for investments related to the aforementioned activities amounts to approximately US$.388,203 thousands, US$.250,183 thousands and US$.121,087 thousands (Bs.2,445,680 thousands, Bs.1,576,153 thousands and Bs.520,675 thousands), respectively. During the years ended December 31, 2014, 2013 and 2012 fixed assets capitalized amounted to US$.241,891 thousands, US$.136,284 thousands and US$.167,517 thousands (Bs.1,523,913 thousands, Bs.858,589 thousands and Bs.720,323 thousands), respectively.

(9)     Prepaid expenses and other assets

Prepaid expenses and other assets comprise the following (in thousands):

	December 31,

	2014	2013	2012	2014	2013	2012
	U.S. dollars			Bolivars

Prepaid insurance	893	663	669	5,626	4,177	2,877
Prepaid services	96	192	450	605	1,210	1,935
Prepaid rent	30	14	42	189	88	181

	1,019	869	1,161	6,420	5,475	4,993

(10)   Inventories

A summary of inventories is shown below (in thousands):

	December 31,

	2014	2013	2012	2014	2013	2012
	U.S. dollars			Bolivars

Materials and supplies	132,565	125,712	90,640	835,160	791,986	389,752
Less:
Inventory obsolescence provision (see Note 3-i)	(1,626)	(1,236)	(41)	(10,244)	(7,787)	(176)
Materials and supplies classified as inventory for strategic projects in other non-current assets (See Note 8)	(68,085)	(20,480)	(12,962)	(428,936)	(129,024)	(55,737)

	62,854	103,996	77,637	395,980	655,175	333,839

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(11)   Accounts Receivable

Accounts receivable comprise the following (in thousands):

	December 31,

	2014	2013	2012	2014	2013	2012

	U.S. dollars			Bolivars

Related parties (see Note 21)	1,383,153	1,717,946	1,232,199	8,713,864	10,823,060	5,298,456

Current portion of recoverable tax credits (See Note 7 - k)	-	-	14,860	-	-	63,901
Advances on windfall tax	-	70,194	64,694	-	442,222	278,185
Other	9,809	7,630	1,549	61,797	48,069	6,660

	1,392,962	1,795,770	1,313,302	8,775,661	11,313,351	5,647,202

During the years ended December 31, 2014, 2013 and 2012, the Company offset accounts receivables and payables between PDVSA and its affiliates, including CVP with the Company in the amounts approximately of US$.1,291 million, US$.442 million and US$.770 million (Bs.8,133 million, Bs. 2,785 million and Bs. 3,311 million), respectively. These offsetting of accounts are in the process of being approved by the Board of Directors of the Company (See Note 21). Exposure to credit risk related to accounts receivable are presented in Note 19.

At of December 31, 2014, 2013 and 2012, accounts receivable from the sale of crude from El Salto field and for which are in process of being invoiced under the Boscán pricing formula due to the amended contract on November 15, 2014 amounts to US$.1,245,539 thousands, US$.756,695 thousands and US$.352,721 thousands (Bs.7,846,895 thousands, Bs.4,767,180 thousands and Bs.1,516,704 thousands), respectively. The approved amendment in the date mentioned above resulted in an increase in the accounts receivable and thus in revenues net of estimated royalty and recorded related to prior periods to the year 2014 in the amount of US$.53,806 thousands (Bs.338,978 thousands) and for which has been recorded in the statements of comprehensive income during the year ended December 31, 2014 in the corresponding revenue and royalty accounts. Should the changes related to the Boscan price formula used by the Company be known to estimate its revenues from Boscan crude, the income before tax for the years ended December 31, 2013, 2012 and 2011 would have increased by the amounts of US$.32,211 thousands, US$.19,099 thousands and US$.2,496 thousands (Bs.202,927 thousands, Bs.120,324 thousands and Bs.15,726 thousands), respectively (See Note 24-a).

Advances on windfall tax at December 31, 2013 and 2012 corresponds to payments made by PDVSA Petróleo, on behalf of the Company, to MPPPM for special contributions on extraordinary prices and exorbitant prices in the international hydrocarbons market for the last four months of 2013 and the fourth quarter ending December 31, 2012 in the amount of US$.70,194 thousands and US$.64,694 thousands (Bs.442,222 thousands and Bs.278,185 thousands), respectively.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(12)   Cash and Cash Equivalents

Cash and cash equivalent comprises the following (in thousands):

	December 31,
	2014	2013	2012	2014	2013	2012
	U.S. dollars			Bolivars

Cash on hand	3	3	5	19	19	22
Cash at banks	2,838	5,957	3,330	17,879	37,529	14,314

	2,841	5,960	3,335	17,898	37,548	14,336

(13)   Equity

a)  Capital stock

At December 31, 2014, 2013 and 2012, the Company’s nominal capital stock is represented by 1,500,000 common shares, fully authorized and paid in, with a par value of US$.4.65 each (Bs.10 each) (See Note 13-f).

The Company’s capital stock is divided into two types of shares: Class “A” and Class “B” shares. Only the Venezuelan government or Venezuelan state-owned companies can own Class “A” shares.  In October 2007, when the Company was incorporated, shareholders made an initial capital contribution of approximately Bs.1,000 thousands (US$.465 thousands).

On August 14, 2012, the Shareholders of the Company approved the transfer of 4% of capital stock CVP has in the Company to PDVSA Social, S.A. (PDVSA Social), a wholly owned subsidiary of Petróleos de Venezuela, S.A. (PDVSA) (See Note 1).

Capital stock has been fully subscribed and paid in as follows:

Shareholders	Type of shares	Number of shares	Par value US$.	Bs.	Share of equity

Corporación Venezolana del Petróleo, S,A, (CVP)	A	840,000	3,906,977	24,613,954	56%
PDVSA Social, S.A.	A	60,000	279,070	1,758,139	4%

HNR Finance, B,V, (HNR Finance)	B	600,000	2,790,698	17,581,395	40%
		1,500,000	6,976,745	43,953,488	100%

b)  Legal Reserve

According to Venezuela Commerce Code, Venezuelan companies are required to establish a legal reserve which has been fully apportioned by the Company (see Note 3-o). This legal reserve is not available for dividend distribution. As of December 31, 2014 the amount apportioned as legal reserve is approximately US$.698 thousands (Bs.4,395 thousands).

c)  Deferred Tax Asset Equity Reserve

In June 2009, CVP issued instructions to all mixed companies regarding the accounting for deferred tax assets. The mixed companies have been instructed to set up a reserve within the equity section of the balance sheet for deferred tax assets. The setting up of the reserve had no effect on the Company financial position, results of operations or cash flows. However, the

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

new reserve reduces the amount of reserves available to pay of dividends in the future. Changes in the deferred tax asset are recorded in appropriation to (transfer from) other reserves.

At December 31, 2014, 2013 and 2012, management has recorded as equity reserve and amount equal to the balance of the net deferred tax assets and liabilities at that date equivalent to US$.120,706 thousands, US$.88,089 thousands and US$.70,426 thousands (Bs.760,446 thousands, Bs.554,954 thousands and Bs.302,833 thousands), respectively (see Note 7-f), which has been approved by the Board of Directors of the Company (See Note 2-a).

d)  Share premium

The share premium is in respect of contributions of fixed assets and inventories made by shareholders in conformity with the Agreement for Conversion into a Mixed Company, whose value exceeds the par value of common shares issued.  At December 31, 2014, 2013 and 2012, the share premium amounts to approximately US$.212,451 thousands, equivalent to approximately Bs.1.338,442 thousands, included in equity.

Class “A” share premiums are in respect of fixed assets contributed by CVP.  The value of this share premium amounts to approximately US$.191,206 thousands, equivalent to approximately Bs.1,204,598 thousands, pursuant to Exhibit H of the Agreement for Conversion into a Mixed Company.

Class “B” share premiums are in respect of fixed assets and inventories contributed by HNR Finance.  The value of this share premium amounts to approximately US$.21,245 thousands, equivalent to approximately Bs.133,844 thousands, pursuant to Exhibit G of the Agreement for Conversion into a Mixed Company.

In conformity with the Company’s bylaws, in case of Company liquidation, all assets will be transferred only to the Class “A” shareholder.

e)  Dividends

On November 12, 2010, in Extraordinary Shareholders meeting the shareholders of the Company resolved to distribute and pay dividends in the amount of US$.30,550 thousands. This dividend corresponds to the remaining portion of retained earnings at the end of December 31, 2009 and is recorded as dividends payable at December 31, 2014, 2013 and 2012 in the statements of financial position for the amount resolved of US$.30,550 thousands (Bs.192,465, Bs. 192,465 thousands and Bs.131,365 thousands, respectively).

On August 4, 2010, in Extraordinary Shareholders meeting the shareholders resolved to pay dividends based on retained earnings as of December 31, 2009 in the amount of US$.30,550 thousands (Bs.131,365 thousands). The dividend approved was paid on October 2010 to HNR Finance for its share in the Company in the amount of US$.12,220 thousands (Bs.52,546 thousands). At December 31, 2011 the portion of the dividend corresponding to CVP for US$.18,330 thousands (Bs.78,819 thousands) was paid by means of offsetting accounts receivable and payables between PDVSA and its Affiliates, including CVP, this transaction was approved by the Board on January 12, 2012 (See Note 21).

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

f)  Effect for Variation of the Exchange Rate in the Presentation Currency

The statements of changes in equity, in bolivars, for the year ended December 31, 2014, include the following effect originated for the variation in the official exchange rate for the year ended December 31, 2013 when translating the financial statements in U.S. dollars (Functional Currency) to Bolivars (Presentation Currency), in conformity with IAS 21 (see Note 3-a) (in thousands, net):

	Balances as of December 31, 2014
	U.S. dollars	Bolivars Before translation adjustment	Bolivars After translation adjustment	Translation Adjustment

Capital stock	6,977	30,000	43,953	13,953
Share premium	212,451	913,540	1,338,442	424,902
Legal reserve and other reserves
Legal reserve	698	3,000	4,395	1,395
Deferred tax equity reserve	120,706	619,590	760,446	140,856
	121,404	622,590	764,841	142,251
Retained earnings:
Undistributable retained earnings at January 1, 2013	707,841	3,519,959	4,459,397	939,438
Transfer from other reserves in 2013	(32,617)	(205,487)	(205,487)	-
Total comprehensive income for the year 2013	144,725	911,768	911,768	-

	819,949	4,226,240	5,165,678	939,438

Equity	1,160,781	5,792,370	7,312,914	-

Translation adjustment not allocated				1,520,544

(14)   Provisions

Provisions at December 31 comprise the following (in thousands):

	December 31,
	2014	2013	2012	2014	2013	2012
	U.S. dollars			Bolivars

Provision for asset retirement costs (see Note 14)	44,918	65,616	70,425	282,984	413,381	302,828
Provision for retirement benefits	92,827	22,644	18,799	584,810	142,657	80,835
Provision for benefits payable	4,524	2,075	3,878	28,500	13,073	16,676
Commitments and Contingencies (see Note 20)	745	1,313	1,563	4,695	8,273	6,719
	143,014	91,648	94,665	900,989	577,384	407,058
Less: Non-current portion of provisions	(141,972)	(90,149)	(93,096)	(894,423)	(567,940)	(400,314)

Current portion	1,042	1,499	1,569	6,566	9,444	6,744

At December 31, 2014, 2013 and 2012, the provision for retirement benefits for personnel assigned to the Company amounts to US$.92,827 thousands, US$.22,644 thousands and US$.18,799 thousands, (Bs.584,410 thousands, Bs.142,657 thousands and Bs.80,835 thousands), respectively. The variation in the provision for retirement benefits for the year ended

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

December 31, 2014 was US$.70,183 thousands (Bs.442,153 thousands) and it was due mainly with the increases related to the approved oil collective contract for the years 2013-2015 (See Note 22) and the inclusion of all personnel assigned by PDVSA to the Company in the benefit of food electronic card once they retired.  At December 31, 2014, 2013 and 2012, PDVSA sent a statement for the liability according to the report of an independent actuary firm. The Company has analyzed demographic and financial data, considers that it reasonably reflects the liability for such concept and adjusted the obligation at the date of the statements of financial position. This pension and retirement plan covers all PDVSA employees and mixed companies payroll. Pension cost is not tax deductible until future periods when the pension is settled in cash. The Company is not required to reimburse the pension costs to PDVSA until PDVSA pays them.

Below are the movements of provisions during the years ended December 31, 2014, 2013 and 2012, (in thousands):

U.S. dollars-	Balance at December 31, 2013	Increase	Decrease	Balance at December 31, 2014	Current portion	Non- current portion

Provision for asset retirement costs	65,616		(20,698)	44,918	-	44,918
Provision for retirement benefits	22,644	70,183	-	92,827	41	92,786
Provision for benefits payable	2,075	2,449	-	4,524	256	4,268
Commitments and Contingencies (see Note 20)	1,313	-	(568)	745	745	-

Total provisions	91,648	72,632	(21,266)	143,014	1,042	141,972

U.S. dollars-	Balance at December 31, 2012	Effect for devaluation	Increase	Decrease	Balance at December 31, 2013	Current portion	Non- current portion

Provision for asset retirement costs	70,425	-	-	(4,809)	65,616	-	65,616
Provision for retirement benefits	18,799	(12,831)	16,676	-	22,644	18	22,626
Provision for benefits payable	3,878	(2,647)	844	-	2,075	168	1,907
Commitments and Contingencies (see Note 20)	1,563	(1,067)	817	-	1,313	1,313	-

Total provisions	94,665	(16,545)	18,337	(4,809)	91,648	1,499	90,149

U.S. dollars-	Balance at December 31, 2011	Increase	Decrease	Balance at December 31, 2012	Current portion	Non- current portion

Provision for asset retirement costs	41,518	28,907	-	70,425	-	70,425
Provision for retirement benefits	11,556	7,243	-	18,799	6	18,793
Provision for benefits payable	-	3,878	-	3,878	-	3,878
Commitments and Contingencies (see Note 20)	1,799	-	(236)	1,563	1,563	-

Total provisions	54,873	40,028	(236)	94,665	1,569	93,096

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Bolivars-	Balance at December 31, 2013	Increase	Decrease	Balance at December 31, 2014	Current portion	Non- Current portion

Provision for asset retirement costs	413,381	-	(130,397)	282,984	-	282,984
Provision for retirement benefits	142,657	442,153	-	584,810	258	584,552
Provision for benefits payable	13,073	15,427	-	28,500	1,613	26,887
Commitments and Contingencies (see Note 20)	8,273	-	(3,578)	4,695	4,695	-

Total provisions	577,384	457,580	(133,975)	900,989	6,566	894,423

Bolivars-	Balance at December 31, 2012	Effect for devaluation	Increase	Decrease	Balance at December 31, 2013	Current portion	Non- Current portion

Provision for asset retirement costs	302,828	140,850	-	(30,297)	413,381	-	413,381
Provision for retirement benefits	80,835	-	105,059	(43,237)	142,657	113	142,544
Provision for benefits payable	16,676	-	5,317	(8,920)	13,073	1,058	12,015
Commitments and Contingencies (see Note 20)	6,719	-	5,147	(3,593)	8,273	8,273	-

Total provisions	407,058	140,850	115,523	(86,047)	577,384	9,444	567,940

Bolivars-	Balance at December 31, 2011	Increase	Decrease	Balance at December 31, 2012	Current portion	Non- current portion

Provision for asset retirement costs (see Note 9)	178,527	124,301	-	302,828	-	302,828
Provision for retirement benefits	49,691	31,144	-	80,835	25	80,810
Provision for benefits payable	-	16,676	-	16,676	-	16,676
Commitments and Contingencies (see Note 20)	7,736		(1,017)	6,719	6,719	-

Total provisions	235,954	172,121	(1,017)	407,058	6,744	400,314

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

The movement of the provision for asset retirement costs at December 31 is shown below (in thousands):

	U.S. Dollars	Bolivars

Balance at December 31, 2011	41,518	178,527

Change on estimation	23,229	99,886
Financial cost	5,678	24,415

Balance at December 31, 2012	70,425	302,828

Change on estimation	(8,823)	(55,585)
Financial cost	5,046	31,790
Dismantlement	(1,032)	(6,501)
Effect for variation in the presentation currency	-	140,849

Balance at December 31, 2013	65,616	413,381

Change on estimation	(7,589)	(47,811)
Financial cost	(13,109)	(82,586)
Dismantlement	-	-
Effect for variation in the presentation currency	-	-

Balance at December 31, 2014	44,918	282,984

During 2014, 2013 and 2012, Company management reviewed, based on new information, estimates on assumptions used for calculating the provision for asset retirement costs based on new information received from its main Shareholder such as discount and inflation rate to be used in the model it uses to determine present values of costs and future obligation for asset retirements. This review modified both rates at the beginning and at the end of the years ending December 31, 2014, 2013 and 2012 to 22.69%, 12.81% and 9.02%, respectively for the discount rate and 1.22%, 2.82% and 2.41%, respectively for the inflation rate.

The changes in both rates resulted in a decrease in the financial cost of the future obligation for the year ended December 31, 2014 in the amount of US$.13,109 thousands (Bs.82,586 thousands) and a decrease in the change on estimation net of new wells that came into production added during the year ending December 31, 2014 in the amount of US$.7,589 thousands (Bs.47,811 thousands). For the year ended December 31, 2013, the change in rates previously mentioned resulted in an increase in the financial cost of the future obligation for the year ended December 31, 2013 in the amount of US$.5,046 thousands (Bs.31,790 thousands) and a decrease in the change on estimation net of new wells that came into production added during the year ending December 31, 2013 in the amount of US$.8,823 thousands (Bs.55,585 thousands). For the year ended December 31, 2012, the change in rates previously mentioned resulted in an increase in the financial cost of the future obligation for the year ended December 31, 2012 in the amount of US$.5,678 thousands (Bs.24,415 thousands) and an increase in the change on estimation net of new wells that came into production added during the year ending December 31, 2012 in the amount of US$.23,229 thousands (Bs.99,886 thousands).

The Company´s business plan as of December 31, 2014, contemplates the realization of hydrocarbons drilling and production activities until the year 2027; therefore, the accrual for asset retirement costs was calculated based on the disbursements for this concept during this period.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(15)   Accruals and Other Liabilities

Accruals and other liabilities at December 31 comprise the following (in thousands):

	December 31,
	2014	2013	2012	2014	2013	2012
	U.S. dollars			Bolivars

Royalties and other taxes	36,338	125,373	130,709	228,929	789,850	562,049
Endogenous and social development	15,104	10,240	11,431	95,155	64,512	49,153
Antidrug National Fund	448	14,066	13,828	2,822	88,616	59,461
Science and Technology (LOCTI)	1,547	9,623	8,292	9,746	60,625	35,656
Sport Organic Law	435	9,108	4,192	2,741	57,380	18,026

Others:

Accrued expenses with PDVSA and related parties (See Note 21)	426,617	209,402	213,173	2,687,687	1,319,233	916,644
Accrued payables to suppliers	137,516	102,668	119,209	866,351	646,808	512,599
Income taxes withheld	1,969	2,001	1,185	12,405	12,606	5,096
Other accruals	22,358	11,431	8,529	140,856	72,016	36,679
	642.332	493,912	510,548	4,046,692	3,111,646	2,195,363

At December 31, 2014, 2013 and 2012, accrued payables with PDVSA in respect to drilling services and infrastructure amount to US$.226,402 thousands, US$.183,359 thousands and US$.143,174 thousands (Bs.1,426,332 thousands, Bs.1,155,164 thousands and Bs.615,651 thousands), respectively.

(16)   Accounts Payable

Accounts payable comprise the following (in thousands):

	December 31,
	2014	2013	2012	2014	2013	2012
	U.S. dollars			Bolivars

Trade payables	113,215	135,272	94,747	713,255	852,214	407,412
Related parties (see Note 21)	547,216	776,875	450,184	3,447,461	4,894,312	1,935,791

Total	660,431	912,147	544,931	4,160,716	5,746,526	2,343,203

Foreign currency and liquidity risk exposure in respect of accounts payable to suppliers is shown in Note 19.

(17)   Operational Expenses

Below is a summary of operational expenses incurred by the Company (in thousands):

	Years ended December 31,

	2014	2013	2012	2014	2013	2012

	U.S. dollars			Bolivars

Crude and gas operations	255,301	121,071	97,562	1,608,396	762,748	419,517
Crude transportation	41,122	35,635	29,610	259,069	224,501	127,323
Others	35,138	12,960	11,433	221,369	81,647	49,162

	331,561	169,666	138,605	2,088,834	1,068,896	596,002

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(18)   Financial Income and Expenses

Financial income and expenses comprised the following (in thousands):

	Years ended December 31,

	2014	2013	2012	2014	2013	2012

	U.S. Dollars			Bolivars

Financial income:
Gain on variation of exchange rate	-	147,224	-	-	927,511	-
Financial benefit on provision for asset retirement costs (see Note 14)	13,109	-	-	82,586	-	-

	13,109	147,224	-	82,586	927,511	-

Financial expenses
Adjustment to net realizable value on financial assets (see Note 7-k)	12,971	16,513	1,339	81,717	104,037	5,759
Financial cost on provision for asset retirement costs (see Note 14)	-	5,046	5,678	-	31,790	24,415
Other financial expenses	9	175	6	57	1,097	25

	12,980	21,734	7,023	81,774	136,924	30,199

Gain on variation of exchange rate

On February 8, 2013, the Exchange Agreement Nº 14 was published in the Official Gazette Nº 40,108, which establishes the new official rate for the purchase and sale of the U.S. dollar and effective from February 9, 2013. The new official rate increased from Bs.4.30 to Bs.6.30 per U.S. dollar. Therefore, all transactions and balances in Bolivars were converted to U.S. dollars as per the new exchange rate, resulting in a net gain for the variation effect in the exchange rate due to the fact of maintaining a net liability monetary position in bolivars at the date when the variation of the exchange rate went into effect (See Note 4).

(19)   Financial Instruments

Credit Risk

Exposure to Credit Risk

The book value of financial assets represents the highest level of credit risk exposure. A breakdown is shown below (in thousands):

	December 31,

	2014	2013	2012	2014	2013	2012

	U.S. dollars			Bolivars

Accounts receivable (see Note 11)	1,383,153	1,717,946	1,232,199	8,713,864	10,823,060	5,298,456
Recoverable tax credits (see Note 7-k)	115,503	46,878	44,581	727,669	295,331	191,702
Accounts receivable other (see Note 11)	9,809	77,824	66,243	61,797	490,291	284,845
Cash and cash equivalents (see Note 12)	2,841	5,960	3,335	17,898	37,548	14,336

	1,511,306	1,848,608	1,346,358	9,521,228	11,646,230	5,789,339

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Aging of the account receivables are shown below (in thousands):

	December 31,

	2014	2013	2012	2014	2013	2012

	U.S. Dollars			Bolivars

Under 30 days	1,383,153	1,034,241	709,815	8,713,864	6,515,718	3,052,205
Between 31 and 180 days	-	124,298	106,050	-	783,077	456,015
Between 180 days and one year	-	482,012	410,908	-	3,036,676	1,766,904
More than one year	-	77,395	5,426	-	487,589	23,332

	1,383,153	1,717,946	1,232,199	8,713,864	10,823,060	5,298,456

In the accounts receivable under 30 days are included unbilled receivables of US$.1,245,539 thousands, US$.756,695 thousands and US$.352,721 thousands (Bs.7,846,895 thousands, Bs.4,767,180 thousands and Bs.1,516,704 thousands) as of December 31, 2014, 2013 and 2012 respectively, which will be billed due to the approval and amendment of the Boscan price to the Petroleum Purchase and Sale Agreement on November 15, 2014 (See Notes 1, 11, and 21).

Liquidity risk

Maturity of financial liabilities, Short-term payable, including estimated interest payments and excluding the impact of offset agreements, is shown below (in thousands):

	Book value			Contractual cash flows			6 months or less

	Non-derivative financial liabilities at December 31,

	2014	2013	2012	2014	2013	2012	2014	2013	2012
U.S. Dollars

Accounts payable to suppliers (see Note 16)	113,215	135,272	94,747	113,215	135,272	94,747	113,215	135,272	94,747

Bolivars

Accounts payable to suppliers (see Note 16)	713,255	852,214	407,412	713,255	852,214	407,412	713,255	852,214	407,412

Foreign Currency Risk

Petrodelta, S.A. has the following monetary assets and liabilities denominated in currencies other than the U.S. Dollar, which were converted into U.S. dollars at the exchange rate in effect at the statements of financial position (in thousands):

	December 31,

	2014	2013	2012

Monetary assets:
Bolivars	1,590,361	1,011,474	277,152

	1,590,361	1,011,474	277,152

Monetary liabilities:
Bolivars	3,506,267	6,683,445	2,646,171

	3,506,267	6,683,445	2,646,171

Net monetary liability position	(1,915,906)	(5,671,971)	(2.369,019)

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

The year-end exchange rate, the average exchange rate for the year and the interannual increases in the National Consumer Price Index (NCPI), as published by BCV, were as follows:

	December 31,

	2014	2013	2012

Exchange rate at year end (Bs./US$.1)	6.30	6.30	4.30

Average exchange rate for the year (Bs./US$.1)	6.30	6.08	4.30
Exchange rate at year end under the Complementary System for Administration of Foreign Currency (SICAD I) (Bs./US$.1)	12.00	11.30	-
Exchange rate at year end under the Foreign Currency Alternative Exchange System (SICAD II) (Bs./US$.1)	49.99	-	-

Inter-annual increase in the NCPI (%)	68.50	56.19	20.10

Sensitivity analysis resulting in applying an exchange rate of SICAD 1 or SICAD 2, of Bs.12 or Bs.49.99 per U.S. dollar, respectively to net monetary position of the Company as of December 31, 2014 will increase net income for the year ended December 31, 2014 by US$.60 million and US$.110 million respectively.

Fair Value of Financial Instruments

The following estimated amounts do not necessarily reflect the amounts at which the instruments could be exchanged in the current market. The use of different market assumptions and valuation methods can significantly affect the estimated fair values. The bases for determining the fair value are disclosed in Note 5 (in thousands):

	December 31,
	2014		2013		2012
U.S. dollars-	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value

Assets:
Accounts receivable (see Note 11)	1,383,153	1,383,153	1,717,946	1,717,946	1,232,199	1,232,199

Recoverable tax credits	115.503	115,503	46,878	46,878	44,581	44,581

Advances on windfall tax (See Note 11)	-	-	70,194	70,194	64,694	64,694

Accounts receivable other (See Note 11)	9,809	9,809	7,630	7,630	1,549	1,549

Cash and cash equivalents (See Note 12)	2,841	2,841	5,960	5,960	3,335	3,335

Liabilities:
Accounts payable to suppliers (See Note 16)	113,215	113,215	135,272	135,272	94,747	94,747

Other liabilities (included in provisions, accruals and other payables) (See Notes 14 and 15)	785,346	785,346	585,560	585,560	605,213	605,213

Accounts payables to shareholders and related companies See Note 16)	577,766	577,766	776,875	776,875	450,184	450,184

	December 31,
	2014		2013		2012
Bolivars-	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value

Assets:
Accounts receivable (See Note 11)	8,713,864	8,713,864	10,823,060	10,823,060	5,298,456	5,298,456

Recoverable tax credits	727,669	727,669	295,331	295,331	191,702	191,702

Advances on windfall tax (See Note 11)	-	-	442,222	442,222	278,185	278,185

Accounts receivable other (See Note 11)	61,797	61,797	48,069	48,069	6,660	6,660

Cash and cash equivalents (See Note 12)	17,898	17,898	37,548	37,548	14,336	14,336

Liabilities:
Accounts payable to suppliers (see Note 16)	713,255	713,255	852,214	852,214	407,412	407,412

Other liabilities (included in provisions, accruals and other payables) (See Notes 14 and 15)	4,947,681	4,947,681	3,689,030	3,689,030	2,602,421	2,602,421

Accounts payables to shareholders and related companies (See Note 16)	3,639,926	3,639,926	4,894,312	4,894,312	1,935,791	1,935,791

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(20)   Commitments and Contingencies

At December 31, 2014, 2013 and 2012 the Company has recorded a provision for labor related claims in the amount of US$.49 thousands, US$.11 thousands and US$.16 thousands (Bs.306 thousands, Bs.69 thousands and Bs.69 thousands), respectively. Should the outcome of existing lawsuits and claims be unfavorable to the Company, it could have a material adverse effect on its results of operations. Although it is not possible to predict the outcome, Company management, based in part on the opinion of its legal advisors, does not believe it is likely that losses related to the aforementioned legal procedures will exceed recognized estimated amounts or generate significant amounts that could affect the Company’s financial position or results of operations.

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

Damages to Land

Management estimated potential liabilities as of December 31, 2014, 2013 and 2012 amounting to US$.696 thousands, US$.1,302 thousands and US$.1,547 thousands (Bs.4,386 thousands, Bs.8,204 thousands and Bs.6,650 thousands), respectively, and were included in the Statements of Comprehensive Income for these years.

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

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(21)   Related Party Transactions

Petrodelta, S.A. considers its shareholders and related subsidiaries and affiliates, Company directors and executives, as well as other governmental institutions, as related parties.

A summary of transactions and balances with related parties is shown below (in thousands):

	December 31,

	2014	2013	2012	2014	2013	2012

	U.S. dollars			Bolivars
Activities for the year:
Crude oil and natural gas sales	1,309,734	1,275,601	1,160,653	8,251,324	8,036,287	4,990,808

Operational expenses	175,580	100,310	72,480	1,106,154	631,953	311,664

Sales, general, administrative and selling expenses	17,512	7,145	7,623	110,326	45,014	32,779

Production royalties for oil and gas	358,572	347,823	280,909	2,259,004	2,191,285	1,207,909

Reimbursement of expenses	784,823	189,567	135,465	4,944,388	1,194,272	582,500

Balances at the end of the year:

Accounts receivable (see Note 11)	1,383,153	1,717,946	1,232,199	8,713,864	10,823,060	5,298,456

Accounts payable and accrued expenses to Shareholder B (see Note 16)	2,064	2,907	2,722	13,003	18,314	11,705

Dividends payable to Shareholders A and B	30,550	30,550	30,550	192,465	192,465	131,365

Accounts payable to PDVSA	524,640	751,029	429,223	3,305,232	4,731,483	1,845,659

Other mixed and related companies	43,952	22,940	18,239	276,898	144,515	78,427

Accrued expenses with PDVSA	403,176	209,402	213,173	2,540,009	1,319,233	916,644

As of April 2006, due to the migration of operating agreements to mixed companies (see Note 1), PDVSA Petróleo signed the purchase and sale agreements with these companies, which set out that mixed companies will notify PDVSA Petróleo of the estimated volume of hydrocarbons expected to be delivered the following month. PDVSA Petróleo must pay the mixed companies for delivered volumes, net of volumes for royalties in kind and paid to the Venezuelan government.

In conformity with the terms and conditions of the agreements, CVP mixed companies agree to sell and deliver to PDVSA Petróleo, and the latter agrees to purchase and receive from these mixed companies, crude oil and natural gas produced in the delimited areas that are not used for primary activities or for payment of royalties in kind to the Venezuelan government.

Crude oil delivered from the Petrodelta fields to PDVSA is priced with reference to Merey 16 and Boscan published prices, weighted for different markets and adjusted for variations in gravity and sulphur content, commercialization costs and distortions that may occur given the reference price and prevailing market conditions, (see Notes 1 and 11). Market prices for both crude oil of the type produced (Merey 16 and Boscán) in the fields operated by Petrodelta averaged approximately US$.82.45, US$.91.22 and US$.95.90 per barrel for the year ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company recorded revenues in process of being invoiced, and royalty paid in kind, for the sale of crude oil in the amount of US$.666,757 thousands, US$.566,738 thousands and US$.404,619 thousands (Bs.4,200,572 thousands, Bs.3,570,453 thousands and Bs.1,739,862 thousands), respectively, corresponding to Boscan crude production from El Salto field. As of December 31, 2014, 2013 and 2012, the Company has accounts receivable of US$.1,245,539 thousands, US$.756,695 thousands and US$.352,721 thousands (Bs.7,846,895 thousands, Bs.4,767,180 thousands and Bs.1,516,704 thousands), respectively, for the delivery of such crude (see Note 24-a).

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

During the years ended December 31, 2014, 2013 and 2012, the Company sold crude oil and natural gas to PDVSA Petróleo SA for US$.1,309,734 thousands, US$.1,275,601 thousands and US$.1,160,653 thousands (Bs.8,251,324 thousands, Bs.8,036,287 thousands and Bs.4,990,808 thousands), respectively, included in the statements of comprehensive income under Income.

At December 31, 2014, 2013 and 2012, the statement of financial position includes US$.1,383,153 thousands, US$.1,717,946 thousands and US$.1,232,199 thousands (Bs.8,713,864 thousands, Bs.10,823,060 thousands and Bs.5,298,456 thousands) of accounts receivable which represent mostly  crude and gas sales to PDVSA.

During 2014, 2013 and 2012, PDVSA Petróleo charged Petrodelta, S.A. US$.1,284 million, US$.777 million and US$.888 million (Bs.8,086 million, Bs.4,893 million and Bs.3,816 million), respectively, for labor and other costs, taxes, royalties, cash advances and operating costs.

On July 1, 2013 the Company´s results of operations were impacted by PDVSA Petróleo changing its policy with respect to invoicing in disbursements made in Bolivars on behalf of the Company to require that such invoices be denominated in US dollars rather than in Bolivars (See Note 24-e).

Certain Company directors hold key positions in other related entities; some of their attributions include influencing the operational and financial policies of these entities.

For the years ended December 31, 2014, 2013 and 2012, transactions with related parties do not necessarily reflect the results that would have been obtained had these transactions been held with third parties, especially the recording of transactions and accounting estimates instructed by PDVSA.

In the month of December, 2014, the Company following instructions from its shareholder CVP proceeded to offset accounts receivables and payables between PDVSA and its affiliates, including CVP for royalties, contributions, taxes, advances and operational expenses outstanding resulting in a netting of US$.834 million (Bs.5,257 million) against the accounts receivable with PDVSA and its affiliates, including CVP, for the crude and gas sold, invoiced and delivered at the prevailing exchange rate applicable at such date. The minutes related to this offset is in process of being approved by the Board of Directors of the Company.

On March 31, 2014, the Company following instructions from its shareholder CVP proceeded to offset accounts receivables and payables between PDVSA and its affiliates, including CVP for royalties, contributions, taxes, advances and operational expenses outstanding resulting in a netting of US$.457 million (Bs.2,882 million) against the accounts receivable with PDVSA and its affiliates, including CVP, for the crude and gas sold, invoiced and delivered at the prevailing exchange rate applicable at such date. Subsequently, on September 3, 2014 the Board of Directors of the Company approved the compensation made on March 31, 2014.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

On August 30, 2013, the Company following instructions from its shareholder CVP proceeded to offset accounts receivables and payables between PDVSA and its affiliates, including CVP for royalties, contributions, taxes, advances and operational expenses outstanding as of August 31, 2013 resulting in a netting of US$.115 million (Bs.722 million) against the accounts receivable with PDVSA and its affiliates, including CVP, for the crude and gas sold and delivered outstanding as of August 31, 2013 at the prevailing exchange rate applicable at such date. Subsequently, on Februrary 24, 2014 the Board of Directors of the Company approved the compensation made on August 30, 2013.

On February 1, 2013, the Company following instructions from its shareholder CVP proceeded to offset accounts receivables and payables between PDVSA and its affiliates, including CVP for royalties, contributions, taxes, advances and operational expenses outstanding as of January  31, 2013 resulting in a netting of US$.327 million (Bs.2,061 million) against the accounts receivable with PDVSA and its affiliates, including CVP, for the crude and gas sold and delivered outstanding as of January 31, 2013 at the prevailing exchange rate applicable at such date. On October 8, 2013 the Board of Directors of the Company approved the offset of accounts receivables and payables executed on February 1, 2013.

On December 28, 2012, the Company following instructions from its shareholder CVP proceeded to offset accounts receivables and payables between PDVSA and its affiliates, including CVP for royalties, contributions, taxes, advances and operational expenses outstanding as of November 30, 2012 resulting in a netting of US$.267 million (Bs.1,149 million) at the prevailing exchange rate applicable at such date against the accounts receivable with PDVSA and its affiliates, including CVP, for the crude and gas sold and delivered outstanding as of November 30, 2012 at the prevailing exchange rate applicable at such date. On January 31, 2013 the Board of Directors of the Company approved the offset of accounts receivables and payables executed on December 28, 2012.

On June 20, 2012, the Company following instructions from its shareholder CVP proceeded to offset accounts receivables and payables between PDVSA and its affiliates, including CVP for royalties, contributions, taxes, advances and operational expenses outstanding as of May 31, 2012 resulting in a netting of US$.298 million (Bs.1,282 million) at the prevailing exchange rate applicable at such date against the accounts receivable with PDVSA and its affiliates, including CVP, for the crude and gas sold and delivered outstanding as of May 31, 2012 at the prevailing exchange rate applicable at such date. On January 31, 2013 the Board of Directors of the Company approved the offset of accounts receivables and payables executed on June 20, 2012.

On January 12, 2012, the Company following instructions from its shareholder CVP proceeded to offset accounts receivables and payables between PDVSA and its affiliates, including CVP for royalties, contributions, taxes, advances, operational expenses and dividends payable to CVP approved by the shareholders of the Company on August 4, 2010 (see Note 13) against the Company accounts receivable with PDVSA and its affiliates, including CVP, for the crude and gas sold, outstanding as of December 31, 2011, resulting in a netting of US$.205 million (Bs.882 million) at the prevailing exchange rate applicable at such date. On February 23, 2012 the Board of Directors of the Company approved the offset of accounts receivables and payables executed on January 12, 2012.

As of December 31, 2014, 2013 and 2012, the accounts payable to PDVSA shown in the table above in the amount of US$.524,640 thousands (Bs.3,305,232 thousands), US$.751,029 thousands (Bs.4,731,483 thousands) and US$.429,223 thousands (Bs.1,845,659 thousands) respectively, includes the amount of US$.517,674 thousands, US$.604,064 thousands and US$.190,351 thousands, respectively, denominated in United States dollars and the amount of US$.6,966 thousands, US$146,964 thousands and US$.238,873 thousands (Bs.43,888 thousands, Bs.925,874 thousands and Bs.1,027,153 thousands), respectively, denominated in Venezuelan bolivars converted into U.S dollars at the official exchange rate at the dates mentioned before.

As of December 31, 2014, 2013 and 2012, the balances owed to other mixed companies shown in the table above in the amount of US$.43,952 thousands (Bs.276,898 thousands), US$.22,940 thousands (Bs.144,515 thousands) and US$.18,239 thousands (Bs.78,427 thousands) respectively, include the amount of US$.27,830 thousands, US$.7,133 thousands and US$.41 thousands, respectively, denominated in United States dollars, and the amount of US$.16,122 thousands, US$15,809 thousands and US$.18,198 thousands (Bs.101,557 thousands, Bs.99,598 thousands and Bs.78,250 thousands), respectively, denominated in Venezuelan bolivars converted into U.S dollars at the official exchange rate at the dates mentioned before.

As of December 31, 2014, 2013 and 2012, accrued payables with PDVSA shown in the table above in the amount of US$.403,176 thousands (Bs.2,540,009 thousands), US$.209,402 thousands (Bs.1,319,233 thousands) and

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

US$.213,173 thousands (Bs.916,644 thousands) respectively, include the amount of US$.183,351 thousands, US$.82,526 thousands and US$.52,363 thousands, respectively, denominated in United States dollars and the amount of US$.219,641 thousands, US$291,928 thousands and US$.160,809 thousands (Bs.1,383,740 thousands, Bs.1,839,144 thousands and Bs.691,480 thousands), respectively, denominated in Venezuelan bolivars converted into U.S dollars at the official exchange rate at the dates mentioned before.

(22)   Collective Labor Agreement

On February 11, 2014 the Collective Labor Agreement was signed, valid for the period from October 1, 2013 to October 1, 2015, between the employees of the oil industry represented by the Venezuelan Unitary Federation of Workers of the Oil, Gas, and Derivatives (FUTPV) and PDVSA. The Collective Labor Agreement establishes a salary raise and payroll and retirement benefits which has a significant impact on the Company’s payroll cost. The most significant impacts are a step increase of salary around 90%, where 59% is to be retroactive from October 1, 2013, then a 23% raise from next May 1, 2014 and finally the remaining portion to be adjusted on January 1, 2015. Also, the benefit for electronic card was raise from Bs.2,700 to Bs. 5,000 per month.

Before, on July 20, 2012 the Collective Labor Agreement was signed, valid for the period from October 1, 2011 to October 1, 2013, among the employees of the oil industry represented by the Venezuelan Unitary Federation of workers of the oil, gas, its similar and derivatives (FUTPV) and the Ministry of Popular Power for Energy and Mining (MPPPM) and PDVSA. The Collective Labor Agreement establishes a salary raise and payroll and retirement benefits which has a significant impact on the Company’s payroll cost. The most significant impacts had an economic and social benefit on workers and are summarized as follows:

i.Focus the contract to a higher social justice through increases in the quality of life of workers by supporting the acquisition of school supplies for their children, provide benefits for newborns, marriage, attention to handicapped people and financing tourism packages for workers and their families under the Collective Labor Agreement.

ii.A salary raise of Bs.40 daily from October 1, 2011. Payment of this increase was done Bs.30 at end of July 2012 and Bs.10 from January 1, 2013.

iii.An increase in the monthly amount for electronic card for foods from Bs.1,700 to Bs. 2,700.

iv.Provide 65 days of vacation bonus to contractual payroll and between 15 and 30 days of post-vacation bonus depending on the type of payroll. Also it was agreed to increase to Bs.200,000 the amount to finance housing acquisition.

(23)   Laws, Resolutions and Legal Contributions

a)  Law of the National Institute of Training and Socialist Education (INCES)

On November 19, 2014, reforms to the Law of the National Institute of Training and Socialist Education (INCES) was published in the Extraordinary Official Gazette Nº6,155 by means of decree-law. The purpose of this Law is to develop the INCES principles, functions, and strategies, as an entity through which the Venezuelan State trains workers to join the workforce. The Law among other things establishes a tax contribution to private entities and State enterprises with own income and self-managed, giving employment to five or more workers, and are obliged before the National Institute Socialist Training and Education, to pay  two percent (2%) of the monthly average wage paid to workers, within the next five days at the end of each quarter.

b)  Partial reform on the Workers Alimentation Law

On November 17, 2014, a partial reform to the Workers Alimentation law was published in the Extraordinary Official Gazette Nº 6,147 by means of decree-law. This reform provides:

•	The value of the benefit to the worker for every working day may not be less than zero point five tax units (0.50 UT) or greater than zero point seven five tax units (0.75 UT).
•	The monthly payment made to the employee shall not exceed forty percent (40 of the sum of the monthly salary of the worker's what it receives by way of nutrition benefit. 60

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Additionally, this reform includes a transitional provision which reads as follows:

•

When the value of the benefit are receiving the worker is twenty tributary units (0.25 UT) and zero point five tax units (0.50 UT), inclusive between zero point shall be adjusted linearly increasing the perceived benefit zero point two five tax units (0.25 UT).

•

When the value of the benefit are receiving greater than zero point five tax units (0.50 UT), but less than zero point seven five tax units (0.75 UT), shall conform to the upper limit of zero point seven five tax units (0.75 UT).

Such adjustments will be effective from 1 December. In this regard, the monthly calculations based on the rank of major number of days worked (27 days) stay in Bs. 1714.50, in the case of 0.50 UT and Bs. 2571.75 when the calculation basis is at 0.75 UT .

c)  Tax Unit Adjustment

On February 19, 2014 Providence NºSNAT/2014/0008 from the National Integrated Service on Tributes and Customs Administration (SENIAT) was published in Official Gazette Nº 40,359 in which the current tax unit value was adjusted from Bs.107 to Bs.127 (See Note 24-d).

d)  Law of Exchange Regime and Illicit

On February 19, 2014, the Venezuelan Government published in the Extraordinary Official Gazette Nº 6,126, decree Nº798 enacted by the President of the Bolivarian Republic of Venezuela by means of Decree-Law the Law of Exchange Regime and Illicit. The object of this decree-law is to dictate terms and conditions for different State agencies with responsibilities on managing foreign currency in accordance with exchange agreements in force; permit the participation of private companies and individuals obtaining foreign currency and establish violations and sanctions when dealing with foreign currency. This decree-law opens the path to the creation of the Foreign Currency Alternative Exchange System (SICAD II) and eliminates the Law of Illicit Exchange published in the Extraordinary Official Gazette Nº 6,117 on December 4, 2013. Furthermore, this Decree-Law permits individuals and private companies obtain foreign currency from the Central Bank of Venezuela (BCV), Petróleos de Venezuela, S.A. (PDVSA) and private companies and individuals, a condition exclusive of the BCV in the prior Law.

Later, on November 18, 2014 the Venezuelan Government published in the Extraordinary Official Gazette Nº 6,150, the Decree-Law Law of Exchange Regime and Illicit which modifies aspects of the same law published in the Extraordinary Official Gazette Nº 6,126 on February 19, 2014. Modifications to the Law relate to changes on general terms to transactions in foreign currency in the country. Among the main changes are a new authority on exchange matters, incorporates new violations regarding forging documents and stimulating others to violate current exchange agreements, among other aspects.

e)  Enabling Law

On November 20, 2013, the National Assembly published in the Extraordinary Official Gazette Nº 6,112 the Law Authorizing the President of the Bolivarian Republic of Venezuela to issue Decree-Laws in a range of areas for a term of 12 months after publication thereof. Under this law, the authorization encompasses areas among other things fighting corruption and defending the country´s economy.

On November 18, 2014, the President of the Bolivarian Republic of Venezuela, by means of this Enabling Law it was published in the Extraordinary Official Gazette N.6,152 various decrees-laws concerning fiscal policy, tourism, agriculture, fair prices, mining exploration and exploitation and foreign investments among other areas to boost the economy in order to ensure growth and stability.

Some of the laws modified and their most significant aspects having an effect in the Company are the following:

Organic Tax Code: a) increase in the number of years of prescription from 4 to 6 years and in certain cases depending on the tax violation to 10 years; b) increase fines and days of closure of establishments, especially those considered as special contributors for committing tax illicit and related compliance with formal duties; c) penal fines for defrauding and instigating publicly noncompliance of tax obligations.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Income Tax Law: a) Eliminate the deduction of losses for destruction of inventory or goods intended for sale, and only it is allowed losses of fixed assets associated with the production of income; b) sets a limit of tax losses carry foward to 25% of enrichment achieved in each taxable year, but the operating tax loss carry forwards remain for the next three years the loss occurred; c) Tax loss carry foward from inflation adjustment is eliminated; d) National Price Index (INPC) is established for inflation adjustment; e) a new provision is added where the taxable rate can be set by the National Executive.

Value Added Tax Law: a) tax credits deductibility is eliminated when these credits are not directly linked to the economic or professional activity of the taxpayer and are not reflected in the invoices after 12 months from the date the invoice is issued, the date of the payment of tax in the case of receipt of services or date tax was paid in the case of services received; b) electronic printing of invoices is obliged unless exceptional cases; c) the rates of goods and services of luxury consumption are increased between 15% and a maximum 20%.

f)  Partial Rules on Labor and Workers Organic Law

On May 16, 2013, in the Official Gazette Nº 40,157 was published decree Nº 44 issued by the National Executive related to partial rules of the labor and workers organic law related to working time. Companies private and public are obliged to post in visible areas working day and night time as well resting days. Also, establishing fixed and partial shifts as well permits on extraordinary working time.

g)  Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices  in the International Hydrocarbons Market

On April 18, 2011, the Venezuelan government published in the Extraordinary Official Gazette Nº 6,022, by means of decree-law Nº 8,163 of same date, the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market. This law supersedes the Law for Special Contributions on Extraordinary International Hydrocarbon Market Prices, and modifies calculation and payment of royalty, extraction tax and export registry tax as per LOH as well as special contribution for extraordinary prices and creates a special contribution for exorbitant prices from the date published. The law defines the contribution on Extraordinary Prices for 20 percent to be applied to the difference between the average monthly price up to US$.70 or less per barrel, on international markets for the Venezuelan liquid basket of hydrocarbons and the price fixed by the Venezuela Annual Budget Law for the relevant fiscal year. The law also defines the contribution on Exorbitant Prices for (1) 80 percent when the average price mentioned before exceeds US$.70 per barrel but is less than US$.90 per barrel; (2) 90 percent when the average price mentioned before exceeds US$.90 per barrel but is less than US$.100 per barrel; and (3) 95 percent when the average price mentioned before exceeds US$.100 per barrel. The law also established the maximum price to be used for calculating royalty paid in cash on production at US$.70 per barrel.

Then, on February 27, 2012, Official Gazette Nº 39,871 was published the decree Nº 8,807 modifying the articles 2 and 10 of the Law Creating a Special Contribution on Extraordinary Prices and Exorbitant Prices in the International Hydrocarbons Market. The partial reform indicates that the use of resources derived from this law be used in financing the Great Missions created by the National Executive, and projects of infrastructure, roads, health, education, among others. The development of the national production sector, among others areas. The partial reform also stipulates treasury aspects on how the contributions is to handle between PDVSA, the National Development Fund (FONDEN).

On February 20, 2013 in the Official Gazette Nº 40,114, the reform to the law that creates a special contribution on extraordinary prices and exorbitant prices in the international hydrocarbons market published in the Extraordinary Official Gazette Nº 6,022 by means of decree Nº 8,163 from the Executive branch on April 18, 2011 was published. The most significant aspects are: a) guarantee financing of social  missions created by the government as well as projects related to infrastructure, roads, health, education, communication, agriculture, food and in general for the development of the national productive sector, b) modify the parameter that defines what constitutes contributions from extraordinary prices (under US$.80 per barrel) and what constitutes contribution from exorbitant prices (from US$.80 per barrel and up), c) establish the new intervals to apply the percentage to calculate such contributions as per the following scheme: 1) 80% of the difference when exorbitant prices are higher than US$.80 per barrel but lower than US$.100 per barrel, 2), 90% of the difference when exorbitant prices are equal or higher than US$100 per barrel but lower than US$.110 per barrel, and 3) 95% when exorbitant prices are higher than $110 per barrel; d) modify the maximum price to calculate and pay royalty at US$.80 per barrel, e) supersede decree Nº 8,807 that modified this law and published in the Official

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

gazette Nº 39,871 on February 27, 2012; and f) eliminates dispositions on the law from the Central Bank of Venezuela that regulates funding from PDVSA Petróleo to the National Development Fund (FONDEN) and any other provision of exceeding that collides with the present Law.

The price per barrel established in the Venezuela Annual Budget Law for the years ended December 31, 2014, 2013, and 2012 was US$.60, US$.55 and US$.50, respectively.

h)  Special Law on Severance National Fund

On June 15, 2012 the National Executive published by means of decree-law Nº 9,053 the Special Law on Severance Benefits National Fund in order to create the program National Fund for Severance Benefits which establishes the conditions to receive and manage deposits corresponding to the severance benefit guarantees of workers into government financial institutions.

i)  Labor Organic Law and Workers

On April 30, 2012, the National Executive promoted by means of decree-law Nº 8,938 the Labor Organic Law and Workers. On May 7, 2012 the National Assembly published on the Official Gazette Nº 6,076 this organic law. The most significant aspects of this law are:

(1)  Obligation by employers to calculate severance benefits retroactively by a) paying employees the equivalent of 15 days of salary every quarter with the most recent salary, this right is acquired at the beginning of each quarter, b) after the first year of service, the employer will pay employees 2 days of salary for every year worked, cumulative until a maximum of 30 days is reached, c) when by any reason the working relation ends, severance benefits will be calculated for 30 days for every year worked or fraction over 6 months and calculated with the most recent salary earned. Workers will receive as severance benefits, the higher amount between a) and b) or c) as described above. Quarterly or annual payments shall be deposited in the National Fund for Severance Benefits under each workers name, or at a trust fund in financial institutions or at the employer´s accounting records as long as workers authorize it in writing.

(2)    Increase in the rest periods woman have during pregnancy, providing as its main benefits 6 weeks prior to giving birth and 20 weeks after, as well as prohibition by employers to resign labor relation up to 2 years after giving birth.

(3)    Reduction of the daily working time to 5 working days and 2 resting days.

(4)    Increase in the number of holidays during the year.

The Company recognized a provision in respect of the impact of the new Labor Law, through the actuarial calculation prepared by independent actuaries contracted by PDVSA.

j)  Sports Organic Law

On August 24, 2011, the National Assembly published on the Official Gazette 39,741 the Sports Organic Law promoted by the Executive branch of power. This law declares of national and general interest as well as a public service all activities for promoting, organizing and administering sports and physical activity in Venezuela. The law among other things creates the National Fund for the Development of Sports, Physical Activity and Physical Education to be constituted on contributions from companies and organizations, private or public, performing profit seeking economic activities within the national territory. These contributions are not deductible for income tax purposes and shall be 1% over net profit when net profit is above 20,000 tax units. The Company uses as the basis of calculation for this item according to guidelines of its main shareholder net income for the year excluding the following concepts: tax expense on income , expense or deferred tax benefit , any gain or loss recognized in earnings, expense LOD (see Note 23-m) and the expense adjustment in the fair value of tax credits recognized in the income statement. As of December 31, 2014, 2013 and 2012 the

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Company has recorded as contribution under the Sport Organic Law the amount of US$.2,549 thousands, US$.6,337 thousands and US$.3,082 thousands (Bs.16,059 thousands, Bs.39,923 thousands and Bs.13,253 thousands), respectively.

On February 28, 2012, Official Gazette Nº 39,872 was published containing decree-law Nº 8,820 on partial regulation Nº1 to the Sports Organic Law. The partial regulation scope the National Fund for the Development of Sports, Physical Activity, duties of the National Sports Institute, guidelines on the executions of resources and taxpayers subject to the law and their responsibilities, as well as means of making contributions.

k)  Law to Suppress and Liquidate the Endogenous Development Fund

On May 18, 2011, the National Assembly published on the Official Gazette Nº 39,676 the means of decree-law Nº 8,204 promoted by the President of the Bolivarian Republic of Venezuela, the Law to Liquidate and Suppress the Endogenous Development Fund, an autonomous institute created by the Law for the Creation of the Endogenous Development Fund, published in the National Gazette 38.500 on August 15, 2006.

l)  Organic Law on Science and Technology and Innovation (LOCTI)

On August 16, 2010, in the Official Gazette Nº 39,575 the Partial Amendment to the Organic Law on Science and Technology and Innovation (LOCTI) was published. This amendment among other things supersedes prior law published in the Official Gazette Nº 38,242 on August 3, 2005.

Later, on November 18, 2014, in the Extraordinary Official Gazette Nº 6,151 by means of decree law was published the Law Reforming the Organic Law on Science, Technology and Innovation. This reform introduces changes to general aspects of the Law. Among the main changes is the obligation to pay on an annual basis a percentage of gross revenues earned in the previous year for any activity performed and the contribution is calculated on income from the activity that generates more value.  Contribution rates will be applied according to the following:

-Two percent when economic activity is framed within those listed in the Law for the Control of Casinos, Bingo Halls and Slot Machines, and any area related to the industry and trade of alcoholic beverages and snuff.

-One percent for privately owned enterprises operating in business areas subject to the Organic Law on Hydrocarbons and Gaseous Hydrocarbons, including mining, processing and distribution activities.

-Half percent for publicly owned companies if the business pursued is one of those listed in the Organic Law on Hydrocarbons and Gaseous Hydrocarbons including mining, processing and distribution activities.

-Half percent for any other business activity.

The amount recorded for this concept during the years ended December 31, 2014, 2013 and 2012 amounts to US$.6,189 thousands, US$.4,117 thousands and US$.5,238 thousands (Bs.38,991 thousands, Bs.25,937 thousands and Bs.22,523 thousands), respectively.

m)    Antidrug Organic Law (LOD)

On September 15, 2010, the Antidrug Organic Law was published in Official Gazette Nº 39,510. The LOD eliminates the Law on Narcotic and Psychotropic Substances (LOCTISEP) and its partial regulation published June 5, 1996 under Official Gazette Nº 35,986. Among the significant changes are:

•

The tax base is changed, previously established the "Net Income" and is now established as taxable to the "Profit or Profit from Operations" exercise. Gain or Utility Operations for the year corresponds to the profit before income tax expense on income, expenditure or deferred tax benefit (see Note 7), LOD expense and expense Organic Law of Sport.

•	The deadline for the declaration and payment of this tax, which spends 15 days following each calendar year, 60 days counted from the close of the fiscal year is extended.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

•

Regarding sanctions, is established by: 1) failure of contribution (1%), equivalent to twice the corresponding tax penalty, if any recidivism, is 3 times the respective contribution and; 2) for breach of its special contribution (2%), the same fine, down from 60.000 UT or suspension of activities within 1 year, in case of recurrence.

•

In the previous law, the donations made by natural and legal persons in favor of plans and programs established by the State on drugs and approved by the ONA, could be deductible from income tax, after verification by public document . In the new law, the latter is removed as a requirement for the admissibility of such deductibility.

•	The obligation to state institutions and public and private enterprises employing more than 50 workers to provide job placement for people rehabilitated as part of rehabilitation programs is included.

On February 23, 2011, providence Nº 0001-2011 was published in the Official Gazette Nº 39,622, establishing that labor matters related to Projects for Integral Prevention on Drug Consumption must be presented to the National Antidrug Fund (FONA). The providence establishes that private and public companies must present between January 2 and April 30 the projects and all of their requirements to be executed in order to carry-out technical and economical evaluations necessary for the appropriate approval.  Projects for Integral Prevention in regards to labor matters can only be submitted by those companies in which their fiscal year ends before the established time frame mentioned in order to be eligible and once the contribution of 1% has been paid. When companies cannot submit projects, they can present them in the same timing period of the following year and the corresponding charge shall be the year immediately before to the year corresponding the contribution determination.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized and recorded an expense for US$.2,624 thousands, US$.4,155 thousands and US$.3,082 thousands (Bs.16,531 thousands, Bs.26,177 thousands and Bs.13,253 thousands), respectively, which was recorded as general and administrative expenses, net in the statement of comprehensive income of each year.

(24)   Subsequent Events

a)  On January 12, 2015 the Company issued invoices to PDVSA Petróleo in the amount of US$.1,225,573 thousands (Bs.7,721,107 thousands) according to the amendment of the hydrocarbon purchase sale agreement which incorporated the Boscán pricing formula on November 15, 2014 and permitted the Company to invoice unbilled revenues for 70% of volumes delivered from this field since the month ending October 21, 2011 until including the month ending November 30, 2014 (see Notes 1, 11 and 21).

b)  On February 6, 2015 was published in the Official Gazette Nº 40,597 Decree Nº 1,599 which increases the minimum monthly wage salary mandatory in all geographic areas of Bolivarian Republic of Venezuela and for all workers rendering services to private and public entities. The increase represents a 15% effective next February 1, 2015 to Bs.5,622. For youth and apprentice workers, the salary will be increased in 15% effective on February 1, 2015, established at Bs.4,181.

c)  On February 19, 2015 was published in the Extraordinary Official Gazette of the Bolivarian Republic of Venezuela Nº 6,171, Exchange Agreement Nº 33 whereby Rules governing Foreign Exchange Operations in the National Financial System, as well as two Notices of the Ministry of  Popular Power of Economy and Finance in conjunction with the Central Bank of Venezuela (BCV) were issued, which informs operator institutions authorized to act through the Foreign Currency Alternative Exchange System (SICAD II) as well as the general public, that as of February 12, 2015 no quotation for purchasing and selling foreign currency in cash or securities in foreign currency will be processed thru the System, as well as informing to the exchange operators and the general public, the minimum and maximum amounts of foreign exchange operations conducted in accordance with the provisions of the Exchange Agreement Nº 33..

d)  On February 25, 2015 Providence NºSNAT/2015/0019 from the National Integrated Service on Tributes and Customs Administration (SENIAT) was published in Official Gazette Nº 40,608 in which the current tax unit value was adjusted from Bs.127 to Bs.150.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

e)  On March 4, 2015 the Company received from its main shareholder, CVP, new guideline in relation to invoicing disbursements between PDVSA and mix companies, including Petrodelta, S.A. This new guideline will enable PDVSA to invoice goods and services paid on behalf of the Company during the year 2015 according to the currency in which they are paid.

f)  In Extraordinary Board of Director meeting held on June 19, 2015 it was approved the fifteenth offsetting of accounts receivable and accounts payable with PDVSA for the amount of US$.834,446 thousands (Bs.84,576 thousands). Likewise, in this meeting of Board of Director it was supported and raised for approval before the Shareholders Assembly the equity reserve provision of deferred income tax asset as of December 31, 2014, which amounted US$.120,706 thousands (Bs.760,441 thousands).

g)On June 19, 2015 the Board supported the issuance of the financial statements of the Company as at December 31, 2014, prepared in accordance with International Financial Reporting Standards (IFRS) and agreed to submit it to the Shareholders Assembly for approval and is expected to be approved without modification.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(25)   Supplementary Information on Oil and Gas Exploration and Production Activities (unaudited)

The following tables provide supplementary information on oil and gas exploration, development and production activities.  All exploration and production activities are conducted mainly by CVP and Mixed Companies in Venezuela.

Table I - Crude Oil and Natural Gas Reserves

All crude oil and natural gas reserves located in Venezuela are owned by the Bolivarian Republic of Venezuela.  Crude oil and natural gas reserves are estimated by PDVSA and reviewed by the People’s Power Ministry for Energy and Oil (MPPPM) using reserve criteria that are consistent with those prescribed by the American Petroleum Institute (API) of the United States of America.

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

A summary of annual changes in proved crude oil and natural gas reserves is shown below:

(a)  Conventional Crude Oil (in thousands of barrels)

	Years ended December 31,
	2014	2013	2012
Proved developed and undeveloped reserves of conventional crude oil at January 1	625,100	857,628	499,237
Revisions	16,461	(217,990)	-
Expansions and discoveries	-	-	371,563
Production	(15,561)	(14,538)	(13,172)
Proved developed and undeveloped reserves of conventional crude oil at December 31	626,000	625,100	857,628
Proved developed reserves of conventional crude oil at December 31 (included on the previous amount)	59,922	69,833	65,755

At December 31, 2014, 2013 and 2012, certified reserves assigned to the Company amounted to 626,000 thousands, 625,100 thousands and 574,725 thousand barrels, respectively. Production for the year ended December 31, 2014, 2013 and 2012 was 15,561 thousands, 14,538 thousands and 13,172 thousand barrels.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

(b)  Natural Gas Reserves (in millions of cubic feet)

	Years ended December 31,
	2014	2013	2012
Proved developed and undeveloped reserves of natural gas at January 1	454,982	705,457	532,082
Revisions	56,333	(247,882)	-
Expansions and discoveries	-		175,546
Production	(2,981)	(2,593)	(2,171)
Proved developed and undeveloped reserves of natural gas at December 31	508,334	454,982	705,457
Proved developed reserves of natural gas at December 31 in Uracoa and Tucupita (included on the previous amount)	23,014	8,291	23,390

Natural gas production is shown on the basis of actual volumes before the extraction of liquefiable hydrocarbons.

Table II - Costs Incurred in Exploration and Development Activities

Exploration costs include costs incurred from geological and geophysical activities, and drilling and equipping exploratory wells. The Company did not conduct exploration activities in the year 2012.  Development costs include those for drilling and equipping development wells, enhanced recovery projects and facilities to extract, treat and store crude oil and natural gas.  Annual costs, summarized below, include amounts both expensed and capitalized for the Company’s conventional crude oil reserves (In thousands):

	Conventional Crude

	U.S. dollars			Bolivars

	2014	2013	2012	2014	2013	2012

Development costs	386,210	264,075	207,320	2,433,123	1,663,673	891,479
Total costs incurred from development Activities	386,210	264,075	207,320	2,433,123	1,663,673	891,479

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

Table III - Costs Recorded as Assets in Oil and Gas Production Activities

Costs recorded as assets for oil and gas exploration and production activities, as well as the related accumulated depreciation and amortization at December 31 for PDVSA’s conventional and extra-heavy crude oil reserves are summarized below (In thousands):

	Conventional Crude

	U.S. dollars			Bolivars

	2014	2013	2012	2014	2013	2012

Assets used in production	1,029,122	794,820	660,972	6,483,469	5,007,366	2,842,181
Equipment and facilities	53,515	16,685	22,447	337,145	105,116	96,522

	1,082,637	811,505	683,419	6,820,614	5,112,482	2,938,703

Accumulated Depletion, depreciation and amortization	(494,128)	(364,719)	(279,117)	(3,113,006)	(2,297,730)	(1,200,203)
Construction in progress	388,203	250,183	121,087	2,445,679	1,576,153	520,675

Total net costs capitalized as assets	976,712	696,969	525,389	6,153,287	4,390,905	2,259,175

Table IV - Results of Operations for Oil and Gas Production Activities for Each Year (In thousands):

	Conventional Crude

	Years ended December 31

	U.S. dollar			Bolivars

	2014	2013	2012	2014	2013	2012

Net production income:
Sales (see Note 21)	1,309,734	1,275,601	1,160,653	8,251,324	8,036,287	4,990,808
Production costs	(361,910)	(187,311)	(158,888)	(2,280,033)	(1,180,059)	(683,219)
Royalties in kind and other taxes (See Note 7 and Note 21)	(594,822)	(566,197)	(604,003)	(3,747,379)	(3,567,042)	(2,597,213)
Contributions and funding for social development	(16,226)	(17,127)	(14,889)	(102.224)	(107,900)	(64,023)
Depletion, depreciation and Amortization	(123,191)	(82,018)	(83,168)	(776,103)	(516,713)	(357,622)

Results of operation before income Tax	213,585	422,948	299,705	1,345,585	2,664,573	1,288,731

Income tax	(106,793)	(211,474)	(149,853)	(672,793)	(1,332,287)	(644,366)

Results production operation	106,792	211,474	149,852	672,792	1,332,286	644,365

Income from oil production is calculated at international market price as if all production were sold (See Note 21).

Production costs are lifting costs incurred to operate and maintain productive wells and related facilities and equipment, including operating labor costs, materials, supplies, fuel consumed in operations and operating costs of natural liquid gas plants.

Depreciation and amortization expenses relate to assets used in exploration and production activities. Income tax expense is computed using the statutory rate for the year.  For these purposes, the results of production operations do not include finance costs and corporate overhead or their associated tax effects.

PETRODELTA, S.A

(Subsidiary owned 56% by Corporación Venezolana del Petróleo, S.A.)

Notes to the financial statements

December 31, 2014, 2013 and 2012

A summary of average per unit sale prices and production costs is shown below:

	Years ended December 31,

	2014	2013	2012	2014	2013	2012

	U.S. dollar			Bolivars

Average sale price

Crude oil per barrel	82.45	91.22	95.90	519.44	574.69	412.37

Natural gas per BOE	1.54	1.54	1.54	9.70	9.70	6.62

Average production cost per BOE	22.54	12.51	11.74	142.00	78.81	50.48