Form 10-Q
period 2015-06-30
HARVEST NATURAL RESOURCES, INC.
filed 2015-08-07
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

At August 5, 2015, the Registrant had 42,747,567 shares of its common stock, par value $0.01 per share, outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,880	$6,585
Restricted cash	—	25
Accounts receivable, net	491	339
Deferred income taxes	118	53
Prepaid expenses and other	368	353
TOTAL CURRENT ASSETS	19,857	7,355
INVESTMENT IN AFFILIATE	164,700	164,700
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	54,544	54,290
Other administrative property, net	161	217
TOTAL PROPERTY AND EQUIPMENT, NET	54,705	54,507
EMBEDDED DERIVATIVE ASSET	2,627	—
OTHER ASSETS	643	1,484
TOTAL ASSETS	$242,532	$228,046
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$2,205	$1,697
Accrued expenses	4,442	4,617
Accrued interest	150	97
Income taxes payable	10	5
Current deferred tax liability	40	45
Notes payable to noncontrolling interest owners	—	13,709
Other current liabilities	165	128
TOTAL CURRENT LIABILITIES	7,012	20,298
LONG-TERM DEBT	145	—
LONG-TERM DEFERRED TAX LIABILITY	15,860	14,655
EMBEDDED DERIVATIVE LIABILITY	13,015	—
WARRANT DERIVATIVE LIABILITY	37,595	—
OTHER LONG-TERM LIABILITIES	375	215
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY, Series C preferred stock, par value $0.01 per share; authorized 69.75 shares; outstanding, 69.75 shares (2015)	—	—
EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; authorized 5,000 shares; outstanding, none	—	—
Common stock, par value $0.01 per share; shares authorized 80,000 (2015 and 2014); shares issued 49,320 (2015 and 2014); shares outstanding 42,748 (2015 and 2014)	493	493
Additional paid-in capital	287,902	280,757
Accumulated deficit	(132,250)	(101,208)
Treasury stock, at cost, 6,572 shares (2015 and 2014)	(66,316)	(66,316)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	89,829	113,726
NONCONTROLLING INTERESTS	78,701	79,152
TOTAL EQUITY	168,530	192,878
TOTAL LIABILITIES AND EQUITY	$242,532	$228,046

See accompanying notes to consolidated  condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

EXPENSES:
Depreciation and amortization	$27	$58	$56	$134
Exploration expense	575	1,648	2,507	3,481
Impairment expense - unproved property costs	—	3,150	—	7,610
General and administrative	5,517	4,903	9,675	11,204
	6,119	9,759	12,238	22,429
LOSS FROM OPERATIONS	(6,119)	(9,759)	(12,238)	(22,429)
OTHER NON-OPERATING INCOME (EXPENSE):
Investment earnings and other	—	—	—	4
Loss on sale of interest in Harvest Holding	—	(391)	—	(1,357)
Warrant liability income	2,418	—	2,418	—
Derivative income	557	—	557	—
Interest expense	(614)	(15)	(851)	(62)
Loss on issuance of debt	(20,402)	—	(20,402)	—
Loss on extinguishment of long-term debt	—	—	—	(4,749)
Foreign currency transaction gains (losses)	77	259	80	(210)
Other non-operating expenses	—	—	—	(220)
	(17,964)	(147)	(18,198)	(6,594)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(24,083)	(9,906)	(30,436)	(29,023)
INCOME TAX EXPENSE (BENEFIT)	1,604	(88)	1,220	(1,042)
LOSS FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM INVESTMENT AFFILIATE	(25,687)	(9,818)	(31,656)	(27,981)
EARNINGS FROM INVESTMENT AFFILIATE	—	16,062	—	34,949
INCOME (LOSS) FROM CONTINUING OPERATIONS	(25,687)	6,244	(31,656)	6,968
DISCONTINUED OPERATIONS	—	(230)	—	(361)
NET INCOME (LOSS)	(25,687)	6,014	(31,656)	6,607
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(262)	7,665	(614)	16,266
NET LOSS ATTRIBUTABLE TO HARVEST [COMPREHENSIVE LOSS]	$(25,425)	$(1,651)	$(31,042)	$(9,659)
BASIC LOSS PER SHARE:
Loss from continuing operations	$(0.60)	$(0.03)	$(0.73)	$(0.22)
Discontinued operations	—	(0.01)	—	(0.01)
Basic loss per share	$(0.60)	$(0.04)	$(0.73)	$(0.23)
DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.60)	$(0.03)	$(0.73)	$(0.22)
Discontinued operations	—	(0.01)	—	(0.01)
Diluted loss per share	$(0.60)	$(0.04)	$(0.73)	$(0.23)

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,656)	$6,607
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	56	134
Impairment expense - unproved property costs	—	7,610
Amortization of debt financing costs	283	—
Amortization of discount on debt	145	—
Loss on debt issuance	20,402	—
Loss on sale of interest in Harvest Holding	—	1,357
Foreign currency transaction loss	—	1,468
Loss on extinguishment of long-term debt	—	4,749
Earnings from investment affiliate	—	(34,949)
Share-based compensation-related charges	988	1,589
Warrant liability income	(2,418)	—
Deferred income tax expense (benefit)	1,135	(1,070)
Derivative income	(557)	—
Changes in operating assets and liabilities:
Accounts receivable	(152)	1,438
Prepaid expenses and other	(15)	(249)
Other assets	583	(8)
Accounts payable	508	(2,996)
Accrued expenses	(474)	(11,229)
Accrued interest	100	(306)
Income taxes payable	5	(2,133)
Other current liabilities	37	(261)
Other long-term liabilities	160	(450)
NET CASH USED IN OPERATING ACTIVITIES	(10,870)	(28,699)
CASH FLOWS FROM INVESTING ACTIVITIES:
Transaction costs from sale of interest in Harvest Holding	—	(3,540)
Additions of property and equipment	(353)	(521)
Advances to investment affiliate, net	—	(262)
Decrease in restricted cash	—	123
NET CASH USED IN INVESTING ACTIVITIES	(353)	(4,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(8,900)	(79,750)
Debt extinguishment costs	—	(760)
Gross proceeds from issuance of debt	33,500	—
Contributions from noncontrolling interest owners	163	717
Treasury stock purchases	—	(94)
Financing costs	(1,245)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,518	(79,887)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,295	(112,786)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,585	120,897
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,880	$8,111

See accompanying notes to consolidated condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

	Six Months Ended June 30,

	2015	2014
Supplemental Cash Flow Information:	(in thousands)
Cash paid during the year for interest expense (net of capitalization)	$470	$—
Cash paid during the year for income taxes	4	2,203
Supplemental Schedule of Noncash Investing and Financing Activities:
Increase (decrease) in current liabilities related to additions of property and equipment	$(99)	$(190)
Increase in Stockholders' Equity from forgiveness of note payable and accrued interest	6,157	—
Increase in Warrant Derivative Liabilities	37,595	—

See accompanying notes to consolidated condensed  financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2015 and December 31, 2014, results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows for six months ended June 30, 2015 and 2014. The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated condensed financial statements included in this report should be read with our consolidated condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which include certain definitions and a summary of significant accounting policies. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Our Venezuelan interests are owned through our 51 percent ownership interest in Harvest-Vinccler Dutch Holding B.V., a Dutch private company with limited liability (“Harvest Holding”). Our ownership of Harvest Holding is through HNR Energia B.V. (“HNR Energia”), in which we have a direct controlling interest.  The remaining 49 percent ownership interest of Harvest Holding is owned by Oil & Gas Technology Consultants (Netherlands) Cooperatie U.A. (“Vinccler”)  (20 percent) and Petroandina Resources Corporation N.V. ("Petroandina") (29 percent); Petroandina is a wholly owned subsidiary of Pluspetrol Resources Corporation B.V. (“Pluspetrol”). Harvest Holding owns 100 percent of HNR Finance B.V. (“HNR Finance”), and HNR Finance owns a 40 percent interest in Petrodelta, S.A. (“Petrodelta”). Petrodelta is the Venezuelan mixed company formed in 2007 for the purpose of owning and operating certain oil and gas interests in Venezuela. The other 60 percent of Petrodelta is owned by CorporacionVenezolana del Petroleo A.S. (“CVP”) and PDVSA Social S.A., both companies owned and controlled by the Government of Venezuela through Petroleos de Venezuela S.A. (“PDVSA”). Thus, we own an indirect 20.4 percent of Petrodelta (51 percent of 40 percent).  In addition to its 40 percent interest in Petrodelta, Harvest Holding also indirectly owns 100 percent of Harvest Vinccler, S.C.A. (“Harvest Vinccler”), which currently assists us in the oversight of our investment in Petrodelta and in negotiations with PDVSA.

Purchase Agreement

On June 19, 2015, the Company and certain of its domestic subsidiaries entered into a securities purchase agreement (the “Purchase Agreement”) with CT Energy Holding SRL (“CT Energy”), a  Venezuelan-Italian consortium organized as a Barbados Society with Restricted Liability, under which CT Energy purchased certain securities of the Company and acquired certain governance rights. Certain aspects of the transactions contemplated by the Purchase Agreement are subject to approval by the Company’s stockholders.  Harvest immediately received gross proceeds of $32.2 million from the sale of the securities, as described below.

Terms of the transaction include:

•

CT Energy acquired a $25.2 million, five year, 15%  non-convertible senior secured promissory note (“15% Note”)  and a $7.0 million, five year, 9% convertible senior secured note (“9% Note”). The 9% note is immediately convertible into 8,506,097 shares of Harvest common stock at an initial conversion price of $0.82.

•

 CT Energy also acquired a warrant to purchase up to 34,070,820 shares of Harvest's common stock at an initial exercise price of $1.25 per share (“the CT warrant”). The warrant will become exercisable only after the 30-day volume weighted average price of Harvest's common stock equals or exceeds $2.50 per share (“Stock Appreciation Date”) and Harvest's stockholders approve the transaction with CT Energy by a majority of votes cast, as required by the New York Stock Exchange (“NYSE”) shareholder approval rules. The warrant is cash-exercisable, but CT Energy may surrender the 15% note to pay for a portion of the aggregate exercise price.

•

CT Energy also acquired a five-year 15% non-convertible senior secured note (the “additional draw note”), under which CT Energy may elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction (up to $12.0 million in aggregate).  If funds are loaned under the additional draw note, interest will be compounded quarterly at a rate of 15% per annum and will be payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2016.  If by June 19, 2016 (“Claim

Date”),  the volume weighted average price of the Company’s common stock over any consecutive 30-day period has not equaled or exceeded $2.50 per share, the maturity date of the additional draw note will be extended by two years and the interest rates on the additional draw note will adjust to 8.0%. During an event of default, the outstanding principal amount will bear additional interest at a rate of 2% per annum higher than the rate otherwise applicable.

•

CT Energy also acquired 69.75 shares of its newly created Series C preferred stock, par value $0.01 per share.  The primary purpose of the Series C preferred stock is to provide the holder of the 9% Note with voting rights equivalent to the common stock underlying the unconverted portion of the 9% Note.  Shares of the Series C preferred stock are entitled to vote on certain matters submitted to a vote of the stockholders on an “as converted” basis.

•

At our upcoming annual shareholder meeting, which is expected to occur in September 2015, Harvest stockholders will be asked to approve the transaction under NYSE shareholder approval requirements and to approve an amendment to Harvest's charter to authorize new shares of common stock in an amount sufficient for future needs, including the full conversion of the 9% note and full exercise of the warrant issued in the transaction.

•

If stockholder approval is not obtained, CT Energy has the right to accelerate full repayment of the 9% and 15% notes upon 60-days' notice. Upon acceleration of the notes, Harvest would be required to seek alternative financing for liquidity and the strategic relationship would be terminated.

•

CT Energy has the right to appoint three members to the Company’s board of directors, at least one of whom must be independent under the NYSE and Securities and Exchange Commission (“SEC”) rules. On June 19, 2015, Dr. Igor Effimoff, Mr. H. H. Hardee and Mr. J. Michael Stinson resigned as directors of the Company in connection with the transaction.  CT Energy appointed Oswaldo Cisneros, Francisco D'Agostino and Edgard Leal as directors of the Company. Mr. Edgard Leal is independent under the NYSE and SEC rules.

Also announced on June 19, 2015, The Company entered into a strategic relationship with CT Energy and CT Energia Holding, Ltd., an international energy trading firm (“CT Energia”), designed to maximize the long‑term success and value of Harvest’s Venezuelan operations and its 20.4% investment in Petrodelta. Under the terms of this strategic relationship the Company entered into a term sheet with PDVSA for the repositioning and growth of Petrodelta's business.    The Company agreed to appoint two of CT Energy's designees as the Company’s representatives on the Petrodelta board of directors.  CT Energia has entered into a management contract to oversee the day-to-day operations of the Petrodelta and to assist in the development of a plan for the business operations and financing for Petrodelta and the negotiation of definitive documents to implement such plan.

Note 2 – Liquidity

Historically, prior to the transaction pursuant to the Purchase Agreement, our primary ongoing source of cash had been dividends from Petrodelta, issuance of debt and the sale of oil and gas properties. Our primary use of cash has been to fund oil and gas exploration projects, principal payments on debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities.

On May 11, 2015, the Company borrowed $1.3 million from CT Energy to fund certain corporate expenses.  The Company issued a note payable bearing an interest rate of 15% per annum,  with a maturity date of January 1, 2016.  On June 19, 2015, the Company repaid the note payable and accrued interest.

On June 3, 2015, the Company entered into an unsecured and prepayable promissory note with James A. Edmiston, President and Chief Executive Officer of the Company, for $50,000. The note carried interest at 11% per year and was to mature upon the earlier to occur of June 30, 2016 or the date on which the Loan Obligations (as defined in that certain Loan Agreement, dated as of September 11, 2014, by and among the Company, HNR Energia B.V. and Petroandina Resources Corporation N.V.) are paid in full.   On June 19, 2015, the Company repaid the note payable and accrued interest.

On June 19, 2015, CT Energy purchased from the Company certain securities consisting of 9% and 15%  notes and the CT warrant to purchase 34.1 million common shares. Upon closing the Company immediately received gross proceeds of $32.2 million from the sale of the 9% and 15% notes.  The Company used  $9.7 million of these proceeds to repay its existing debt plus accrued interest and certain financing fees. The remaining proceeds will be used to position the Company for long-term growth, both in Venezuela and Gabon as well as to fund general and administrative costs.  See Note 1 – Organization for further information.

On June 19, 2015, in connection with the transaction with CT Energy, the Company also issued the “additional draw note”, under which CT Energy may elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction (up to $12.0 million in aggregate).  If funds are loaned under the additional draw note, interest will be compounded quarterly at a rate of 15% per annum and will be payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2016.  If by Claim Date,  the volume weighted average price of the Company’s common stock over any consecutive 30-day period has not equaled or exceeded $2.50 per share, the maturity date of the additional draw note will be extended by two years and the interest rates on the additional draw note will adjust to 8.0%. During an event of default, the outstanding principal amount will bear additional interest at a rate of 2% per annum higher than the rate otherwise applicable.

On June 19, 2015, in connection with the transaction with CT Energy, the Company also issued 69.75 shares of its newly created Series C preferred stock, par value $0.01 per share.  The primary purpose of the Series C preferred stock is to provide the holder of the 9% Note with voting rights equivalent to the common stock underlying the unconverted portion of the 9% Note.  Shares of the Series C preferred stock are entitled to vote on certain matters submitted to a vote of the stockholders on an “as converted” basis.

As of December 31, 2014, HNR Energia had a note payable to Petroandina of $7.6 million. Principal was due by January 1, 2016.  Interest payments are quarterly beginning on December 31, 2014.  On June 23, 2015 the Company repaid the note payable of $7.6 million plus accrued interest of $0.4 million.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Third-party interests in our majority-owned subsidiaries are presented as noncontrolling interests.

Investment in Petrodelta

On December 16, 2013, we entered into a Share Purchase Agreement (the “SPA”) to sell all of our interests in Venezuela to Petroandina in two closings for an aggregate cash purchase price of $400.0 million. At that time, we retained an 80 percent interest in Harvest Holding. Under the SPA, we sold a 29 percent interest in Harvest Holding to Petroandina for $125.0 million on December 16, 2013, and agreed to sell the remaining 51 percent interest in Harvest Holding to Petroandina for $275.0 million at a future closing. The second closing was subject to, among other things, authorization by the holders of a majority of our outstanding common stock and approval of the Ministerio del Poder Popular de Petroleo y Mineria representing the Government of Venezuela. Our shareholders approved the sale on May 7, 2014. By January 1, 2015, we concluded that the parties would not be able to obtain the approval of the Government of Venezuela and so we terminated the SPA in accordance with its terms.

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method of accounting.  We ceased recording earnings from Petrodelta in the second quarter 2014 due to the expected sales price of the second closing purchase agreement approximating the recorded value of our investment in Petrodelta. As discussed above, we terminated the SPA on January 1, 2015.  Effective December 31, 2014, we determined that we no longer had significant influence within our investment in Petrodelta and in accordance with Accounting Standards Codification “ASC 323 – Investments – Equity Method” and as such, we decided to account for our investment in Petrodelta under the cost method (“ASC 320 – Investments – Debt and Investments Securities”).  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.   We also performed an impairment analysis of the carrying value of our investment at December 31, 2014.  Based on this assessment we recorded a one-time pre-tax impairment charge of $355.7 million against the carrying value of our investment in the fourth quarter of 2014.  We continue to monitor the carrying value of our investment and may record additional impairments if we believe that any future decrease in the estimated fair value of the investment are other than temporary.

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

Oil and Gas Properties

The major components of property and equipment are as follows (in thousands):

	As of June 30,	As of December 31,
	2015	2014
Unproved property costs	$50,578	$50,324
Oilfield inventories	3,966	3,966
Other administrative property	2,603	2,670
Total property and equipment	57,147	56,960
Accumulated depreciation	(2,442)	(2,453)
Total property and equipment, net	$54,705	$54,507

Unproved property costs, excluding oilfield inventories, consist of (in thousands):

	As of June 30,	As of December 31,
	2015	2014
Dussafu PSC	$50,578	$50,324
Total unproved property costs	$50,578	$50,324

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the three and six months ended June 30, 2015,  depreciation expense was $0.0 million and $0.1 million, respectively.  For the three and six months ended June 30, 2014,  depreciation expense was $0.1 million and $0.1 million, respectively.

Other Assets

Other assets at June 30, 2015 and December 31, 2014 include deposits, prepaid expenses expected to be realized in the next 12 to 24 months and deferred financing costs. Deferred financing costs relate to specific financings and are amortized over the life of the financings to which the costs relate using the interest rate method.  Other assets at June 30, 2015 and December 31, 2014 also consisted of a blocked payment related to our drilling operations in Gabon in accordance with the United States (“U.S.”) sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”).  During the three months ended June 30, 2015, we recorded a $0.6 million allowance for doubtful accounts to general and administrative costs associated with the blocked payment. See Note 12 – Commitments and Contingencies.

	As of June 30,	As of December 31,
	2015	2014
	(in thousands)
Deposits and long-term prepaid expenses	$93	$101
Deferred financing costs	—	283
Gabon – blocked payment	550	1,100
	$643	$1,484

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur.  The average additions for the period are used in the interest capitalization calculation. During the three and six months ended June 30, 2015, we did not capitalize interest costs due to insufficient progress related to our oil and gas activities. During the three and six months ended June 30, 2014, we capitalized interest costs for qualifying oil and gas property additions related to our Dussafu project in Gabon of $0.0 million and $0.2 million, respectively.

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

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, stock appreciation rights, restricted stock units, debt, embedded derivatives and warrant derivative liabilities. We maintain cash and cash equivalents in bank deposit accounts with commercial banks with high credit ratings, which, at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of our receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.  The estimated fair value of cash and cash equivalents and accounts receivable approximates their carrying value due to their short-term nature (Level 1).  The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Assets:
Embedded derivative asset	$—	$—	$2,627	$2,627
	$—	$—	$2,627	$2,627
Recurring
Liabilities:
Stock appreciation rights liability	$—	$633	$—	$633
Restricted stock units liability	—	562	—	562
Embedded derivative liability	—	—	13,015	13,015
Warrant derivative liability	—	—	37,595	37,595
	$—	$1,195	$50,610	$51,805

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities:
Stock appreciation rights liability	$—	$356	$—	$356
Restricted stock units liability	—	652	—	652
Warrant derivative liability	—	—	—	—
	$—	$1,008	$—	$1,008

As of June 30, 2015, we had $0.6 million for our stock appreciation rights (“SARs”) and $0.2 million for our restricted stock units (“RSUs”) recorded in accrued expenses.  Our remaining $0.4 million for the RSUs liability was in other long-term liabilities.  As of December 31, 2014, we had $0.4 million for our SARs and $0.4 million for our RSUs recorded in accrued expenses.  Our remaining $0.2 million for the RSUs liability was in other long-term liabilities.

Derivative Financial Instruments

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value liabilities and their placement within the fair value hierarchy levels. See Note 11 – Warrant Derivative Liabilities for a description and discussion of our warrant derivative liabilities as well as a description of the valuation models and inputs used to calculate the fair value. See Note 10 – Notes Payable to Noncontrolling Interest Owners,

Debt and Financing for a description and discussion of our embedded derivatives related to our 9% Note and 15% Note as well as a description of the valuation models and inputs used to calculate the fair value.  All of our embedded derivatives and warrants are classified as Level 3 within the fair value hierarchy.

During the three and six months ended June 30, 2015, there was a change in the fair value of warrant liability from the CT Energy transaction of $2.4 million as reflected in our consolidated condensed statement of operations and comprehensive loss as derivative income.  During the three and six months ended June 30, 2014, there were no changes in the fair value of the warrants within each respective period.  During the three and six months ended June 30, 2015, there was a change in the fair value of embedded derivative liabilities of $0.5 million as derivative income and a change in the fair value of  the embedded derivative asset of $0.1 million of derivative income as reflected in our consolidated condensed statement of operations and comprehensive loss.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Financial assets - embedded derivative asset
Beginning balance	$—	$—	$—	$—
Additions - fair value at issuance	2,504	—	2,504	—
Change in fair value	123	—	123	—
Ending balance	$2,627	$—	$2,627	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Financial liabilities - embedded derivative liability
Beginning balance	$—	$—	$—	$—
Additions - fair value at issuance	13,449	—	13,449	—
Change in fair value	(434)	—	(434)	—
Ending balance	$13,015	$—	$13,015	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Financial liabilities - warrant derivative liability:
Beginning balance	$—	$1,953	$—	$1,953
Additions - fair value at issuance	40,013	—	40,013	—
Change in fair value	(2,418)	—	(2,418)	—
Ending balance	$37,595	$1,953	$37,595	$1,953

During three and six months ended June 30, 2015 no transfers were made between Level 1, Level 2 and Level 3 liabilities or investments.  During three and six months ended June 30, 2014,  no transfers were made between Level 1, Level 2 and Level 3 liabilities or investments.

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

Since December of 2013 we have provided deferred income taxes on a portion of the undistributed earnings of our foreign subsidiaries as we are unable to assert that those earnings would be permanently reinvested, nor otherwise could be repatriated in a tax free manner, as part of our ongoing business.

As the conversion feature of the 9% Note was reasonably expected to be exercised at the time of the note’s issuance due to the conversion price being in-the-money, the interest on the 9% Note is expected to be non-deductible to the Company under Internal Revenue Code (“IRC”) 163(l).  The 15% note was issued, for income tax purposes, with original issue discount (“OID”).  OID generally is deductible for income tax purposes.  However, if the debt instrument constitutes an “applicable high-yield discount obligation” (“AHYDO”) within the meaning of IRC Section 163(i)(1), then a portion of the OID likely would be non-deductible pursuant to IRC Section 163(e)(5).  Our analysis of on the 15% Note is that the note is likely to be an AHYDO; consequently, a portion of the OID likely will be non-deductible for income tax purposes.

Noncontrolling Interests

Changes in noncontrolling interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$78,902	$252,244	$79,152	$243,167
Contributions by noncontrolling interest owners	61	241	163	717
Net income (loss) attributable to noncontrolling interest	(262)	7,665	(614)	16,266
Balance at end of period	$78,701	$260,150	$78,701	$260,150

New Accounting Pronouncements

In April 2014, FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which is included in ASC 205 “Presentation of Financial Statements” and ASC 360 “Property, Plant, and Equipment.” This update changes the criteria for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. Under current U.S. GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. The new guidance eliminates these criteria. The guidance does not change the presentation requirements for discontinued operations in the statement where net income is presented. Also, the new guidance requires the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. The amendment should be applied prospectively; however, early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The amendment is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. This guidance will not impact disposals (or classifications as held for sale) in periods prior to the period of adoption. We elected an early adoption of this guidance at September 30, 2014, which we have applied to the treatment of our Indonesia interests.  See Note 9 – Indonesia for further information.

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

For public entities such as the Company, the amendments in the update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB issued a decision to delay the effective date by one year.  The new guidance is effective for annual and interim periods beginning after December 15, 2017. Early application is not permitted.  An entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. We are currently evaluating the impact of this guidance.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (“ASU 2014-16”), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which requires the use of the “whole instrument approach,” to determine whether the host contract in an hybrid instrument in the form of a share is more akin to debt or equity.  The ASU also provides examples and implementation guidance.  It is effective for fiscal years beginning after December 15, 2015; however we have elected to early adopt the provisions of ASU 2014-16.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in thousands)
Loss from continuing operations(a)	$(25,425)	$(1,421)	$(31,042)	$(9,298)
Discontinued operations	—	(230)	—	(361)
Net loss attributable to Harvest	$(25,425)	$(1,651)	$(31,042)	$(9,659)
Weighted average common shares outstanding	42,663	41,861	42,663	41,854
Effect of dilutive securities	—	—	—	—
Weighted average common shares, diluted	42,663	41,861	42,663	41,854
Basic loss per share:
Loss from continuing operations(a)	$(0.60)	$(0.03)	$(0.73)	$(0.22)
Discontinued operations	—	(0.01)	—	(0.01)
Basic loss per share	$(0.60)	$(0.04)	$(0.73)	$(0.23)
Diluted loss per share:
Loss from continuing operations(a)	$(0.60)	$(0.03)	$(0.73)	$(0.22)
Discontinued operations	—	(0.01)	—	(0.01)
Diluted loss per share	$(0.60)	$(0.04)	$(0.73)	$(0.23)

(a)	Net of net income (loss) attributable to noncontrolling interests.

During the three months ended June 30, 2015 per share calculations above exclude 0.1 million unvested restricted shares, 3.7 million options and 36.9 million warrants because they were anti-dilutive. During the three months ended June 30, 2014 per share calculations above exclude 0.2 million unvested restricted shares,  4.3 million options and 2.5 million warrants because they were anti-dilutive.

During the  six months ended June 30, 2015 per share calculations above exclude 0.1 million unvested restricted shares, 4.0 million options and 36.9 million warrants because they were anti-dilutive. During the six months ended June 30, 2014 per share calculations above exclude 0.3 million unvested restricted shares, 4.1 million options and 2.5 million warrants because they were anti-dilutive.

The diluted per share calculation may also include the effect of the Company’s shares issuable under convertible debt agreements, except in periods in which there is a loss.

Note 5 – Dispositions

Discontinued Operations

Oman

 During the three and six months ended June 30, 2014, the nominal loss from Oman discontinued operations included general and administrative expenses. As we no longer have any interests in Oman, we have reflected the results in discontinued operations.

Colombia

In February 2013, we signed farm-out agreements on Block VSM14 and Block VSM15 in Colombia. Under the terms of the farm-out agreements, we had a 75 percent beneficial working interest and our partners had a 25 percent carried interest for the minimum exploratory work commitments on each block.  We are in the process of closing and exiting our Colombia venture.  During the three and six months ended June 30, 2014, the loss from discontinued operation primarily included general and administrative expenses.  As we no longer have any interests in Colombia, we have reflected the results in discontinued operations.

Oman operations and Colombia operations have been classified as discontinued operations. No revenues were recorded related to these projects for the periods presented.  Expenses are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss from Discontinued Operations:	(in thousands)
Oman	$—	$(9)	$—	$(25)
Colombia	—	(221)	—	(336)
	$—	$(230)	$—	$(361)

Note 6 – Investment in Affiliate

Venezuela – Petrodelta, S.A.

The following table summarizes the changes in our investment in affiliate (Petrodelta) as of June 30, 2015 and December 31, 2014.  Petrodelta’s reporting and functional currency is the U.S. Dollar.

	As of June 30,	As of December 31,
	2015	2014
	(in thousands)
Investment at beginning of year	$164,700	$485,401
Equity in earnings	—	34,949
Impairment	—	(355,650)
Investment at end of period	$164,700	$164,700

Our 40 percent investment in Petrodelta is owned through our subsidiary, Harvest Holding.   We have determined that we do not have significant influence within our investment in Petrodelta and, in accordance with Accounting Standards Codification “ASC 323 – Investments – Equity Method”, we account for our investment in Petrodelta under the cost method (“ASC 320 – Investments – Debt and Investments Securities”), effective December 31, 2014.  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.

At December 31, 2014, we performed an impairment analysis of the carrying value of our investment.  The impairment analysis required us to estimate the fair value of our investment in Petrodelta and compare the estimated fair value to our carrying value.  The estimated fair value of our investment was determined based on the estimated fair value of Petrodelta’s oil and gas properties and other net assets at December 31, 2014, discounted by a factor for the lack of marketability and control.  Based on this analysis, we recorded a pre-tax impairment charge of $355.7 million in the fourth quarter 2014.  In addition to the impairment charge, we recorded an allowance of $12.2 million in the fourth quarter 2014 to fully reserve the dividend receivable due from Petrodelta relating to the dividend approved in 2011. Harvest Vinccler has advanced certain costs on behalf of Petrodelta. These costs included consultants in engineering, drilling, operations, seismic interpretation, and employee salaries and related benefits for Harvest Vinccler employees seconded into Petrodelta.  We also fully reserved the outstanding receivables of $1.6 million related to these advances as of December 31, 2014.

On June 19, 2015, the Company entered into a strategic relationship with CT Energy and CT Energia, designed to maximize the long‑term success and value of the Company’s Venezuelan operations and its 20.4% investment in Petrodelta. See Note 1 – Organization for further information.

Current oil prices are similar to those that our valuation took into account at year-end, and while Petrodelta continues to incur high operating costs, which are driven mainly by exchange rate imbalances and inefficiencies of ongoing operations and should be addressed through a current term sheet with PDVSA. The term sheet signed with PDVSA, through our strategic relationship with CT Energia Holding Ltd., shows a path toward resolving the operating cost situation and existing production problems.  It is management’s belief that these problems  will be eliminated once certain agreements are completed and in place which will provide for: (i) independent cash management of Petrodelta´s crude sales that will ensure timely payment of obligations to the government, vendors, debts and dividends , (ii) a financing plan to ensure funding of the capital expenditures that will drive the production growth, (iii) autonomy in drilling, purchasing and contracting functions and (iv) a technical assistance contract through which HNR Finance B.V. will provide critical services and expertise.

With this new operating and financial framework in place, management believes that Petrodelta´s performance should dramatically improve due to structurally solving the overstated foreign exchange imbalance, obtaining control and management of drilling, procurement and contracting processes, as well having a ring fenced management of the cash generated and used by Petrodelta.  If successfully completed, we have forecasted Petrodelta´s net income to significantly improve, thereby reversing the adverse financial trend.

While there can be no assurance that we will be able to complete and implement these new agreements with PDVSA and Petrodelta, we believe that no further impairment of our investment is warranted at June 30, 2015.

We continue to account for our investment in Petrodelta under the cost method, as we have not seen sufficient progress under our new management agreement with CT Energia that would lead us to believe that we have regained significant influence over the operations of Petrodelta. We will continue to monitor this situation in future periods.

Note 7 – Venezuela – Other

Harvest Vinccler currently assists us in the oversight of our investment in Petrodelta and in negotiations with PDVSA. Harvest Vinccler’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). During the three and six months ended June 30, 2015, Harvest Vinccler exchanged approximately $0.08 million for both periods, and received 199.80 Bolivars per U. S. Dollar.  During the three and six months ended June 30, 2014 Harvest Vinccler exchanged approximately $0.1 million and $0.3 million, respectively, and received an average exchange rate of 52.4 Bolivars and 23.9 Bolivars, respectively per U.S. Dollar.

In January 2014, the Venezuelan government modified the currency exchange system whereby the official exchange rate of 6.3 Bolivars per USD would only apply to certain economic sectors related to purchases of “essential goods and services” while other sectors of the economy would be subject to a new exchange rate (“SICAD I”) determined by an auction process conducted by Venezuela's Complimentary System of Foreign Currency Administration. Participation in the SICAD I mechanism is controlled by the Venezuelan government and is limited to certain companies that operate in designated economic sectors. In March 2014, an additional currency exchange mechanism was established by the Venezuelan government that allows companies within other economic sectors to participate in an additional auction process (“SICAD II”).

On February 10, 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela (BCV) published in the Extraordinary Official Gazette No.6.171 Exchange Agreement No.33 with two Official Notices.  The first notice stated that the former auction process, SICAD II, would be no longer permitted.  Secondly, a new exchange rate called the Foreign Exchange Marginal System (“SIMADI”) has been created.  The SIMADI rate published as of June 30, 2015 is 197.30 Bolivars per U.S. Dollars. The SIMADI’s marginal system is available in limited quantities for individuals and companies to purchase and sell foreign currency via banks and exchange houses.  Currently the SIMADI marginal system is the only exchange mechanism available to Harvest Vinccler.    We are both eligible and have successfully participated in SIMADI auctions during 2015 and as a result we have adopted the SIMADI exchange rate of approximately 197.30 Bolivars per USD for the re-measurement of our Bolivar denominated assets and liabilities and revenue and expenses, as we believe the SIMADI rate is most representative of the economics in which Harvest Vinccler operates. Prior to this change, we were using the SICAD II rate of approximately of 50 Bolivars per USD.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official 6.3 Bolivar exchange rate. At June 30, 2015, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 7.0 million Bolivars ($0.04 million)  and 3.8 million Bolivars ($0.02 million), respectively.

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

Geoscience, reservoir engineering and economic studies have progressed and a field development plan was approved by the DGH on October 10, 2014, for a cluster field development of both the Ruche and Tortue discoveries along with existing pre-salt discoveries at Walt Whitman and Moubenga.  Central/Inboard 3D seismic data acquired in 2011 has been processed and interpreted to evaluate prospectivity. We have also completed processing data from the 1,260 sq km 3D seismic survey acquired during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block and has confirmed significant pre-salt prospectivity which had been inferred from 2D seismic data from the 1980s. The 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and will facilitate the effective placement of future development wells in the Ruche and Tortue development program, as well as allowing improved assessment of the numerous undrilled structures already identified on older 3D seismic surveys.

Based upon the above noted activities and studies, the Company plans to either further develop, farm down, or sell (or a combination of these options) the Dussafu Project, while weighing the liquidity requirements necessary to maintain ongoing Company operations.  See Note 12 – Commitments and Contingencies for a discussion related to our Gabon operations.

The Dussafu PSC represents $54.5 million of unproved oil and gas properties including inventory on our June 30, 2015 balance sheet ($54.3 million at December 31, 2014).

In December 2014, we impaired the carrying value of our property in Gabon by $50.3 million.  We recorded this impairment based on a qualitative analysis which considered our current liquidity needs, the recent decrease in oil and gas prices, and the marketability of our property and the limited time we have to develop this project.

Since approval of the Field Development Plan (FDP) in October 2014, Harvest has continued to move toward development of the Ruche Exclusive Exploitation Area. A tender for all the subsea equipment was concluded in January 2015 where prices exceeded the costs employed in the FDP. Efforts continue to negotiate with the lowest priced vendors and to revise the development scheme to bring the projected cost back to the FDP levels. The depth volume from the 2013 3D seismic acquisition over the discovered fields and the outboard area of the license has been received and interpreted. This new data was incorporated into our reservoir models and optimization of well trajectories to maximize oil recovery is ongoing. In addition, the prospect inventory was updated and several prospects have been highgraded for drilling in the first half of 2016. To accommodate the drilling schedule, a site survey, including bathymetry and geophysical data gathering with respect to prospects A/B, 6/7 and 8/9, will be mobilized in August 2015. A tender for a drilling rig for the planned well is in progress.

With the recent strategic alliance formed with CT Energia, Harvest now has access to sufficient capital in order to fund the interim exploration and development programs for 2015 and 2016, and therefore is it the opinion of the Company that any decline in value is temporary and do not see a need for further impairment of this investment as of June 30, 2015.

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

Note 10 – Notes Payable to Noncontrolling Interest Owners, Debt and Financing

Notes Payable to Noncontrolling Interest Owners

	As of June 30,	As of December 31,
	2015	2014

	(in thousands)
Notes payable to noncontrolling interest owners	$—	$13,709
	$—	$13,709

At December 31, 2014, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest were payable upon the maturity date of December 31, 2015. We had classified the note as a current liability as of December 31, 2014. Interest accrued at a rate of U.S. dollar based on the three months London Interbank Offered Rate (“LIBOR”) plus 0.5%.  On March 9, 2015, Vinccler forgave the note payable and accrued interest totaling $6.2 million.  This was reflected as a contribution to stockholders’ equity.

On August 28, 2014, Petroandina exercised its right to a one month extension of the termination date of the SPA.  In accordance with the extension the Company had the option to borrow $2.0 million from Petroandina, which it exercised.  Petroandina again extended the SPA on September 29 and October 30, 2014, with the Company borrowing $2.0 million per extension.  On November 27, 2014, Petroandina exercised their final extension and the Company borrowed the final maximum amount allowed of $1.6 million.  Quarterly interest payments began on December 31, 2014 with the principal of $7.6 million due January 1, 2016.  Interest accrued at a rate of 11%.  On June 23, 2015 the Company repaid the note payable of $7.6 million plus accrued interest of $0.4 million.

Debt and Financing

When multiple securities are issued in a single transaction, the proceeds are first allocated to the securities that are subsequently recorded at fair value.  Any residual proceeds are then allocated to the debt and other securities not accounted for at fair value.  During the second quarter of 2015, the Company issued debt along with warrants, as further described below, in addition to Series C Preferred Shares.  Because the fair value of the Warrants, which were determined to be liabilities, and certain embedded derivatives in the related debt agreement, exceed the proceeds from the debt, the carrying value of the Notes has been reduced to zero, and no value has been assigned to the Series C Preferred Shares on the balance sheet at inception.  The excess of the fair value of the Warrants and embedded derivatives over the proceeds received will be recognized immediately in net loss.

As of June 30,
Long-Term Debt	2015
(in thousands)
Beginning balance	$—
Proceeds from promissory notes and notes from CT Energy transaction	33,550
Repayments	(1,350)
Value assigned to derivatives	(32,200)
Accretion of discount on debt	145
$145

On May 11, 2015, the Company borrowed $1.3 million from CT Energy to fund certain corporate expenses.  The Company issued a note payable bearing an interest rate of 15% per annum,  with a maturity date of January 1, 2016.  On June 19, 2015, the Company repaid the note payable and accrued interest.

On June 3, 2015, the Company entered into an unsecured and prepayable promissory note with James A. Edmiston, President and Chief Executive Officer of the Company, for $50,000. The note carried interest at 11% per year and was to mature upon the earlier to occur of June 30, 2016 or the date on which the Loan Obligations (as defined in that certain Loan Agreement, dated as of September 11, 2014, by and among the Company, HNR Energia B.V. and Petroandina Resources Corporation N.V.) are paid in full.   On June 19, 2015, the Company repaid the note and accrued interest.

On June 19, 2015, we issued a warrant, 9% and 15% Notes, a 15% additional draw note and Series C preferred stock in connection with the Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative assets and derivatives liabilities in the notes and determined that the warrant did not meet the required conditions to qualify for equity classification and is required to be classified as a warrant liability (see Note 11 – Warrant Derivative Liabilities).  The estimated fair value, at issuance, of the embedded derivative asset, described below, was $2.5 million, the embedded derivative liability, described below, was $13.5 million and the warrant liability was $40.0 million.  In accordance with ASC 815, the proceeds were first allocated to the fair value of the embedded derivatives and warrants, which resulted in no value being attributable to the Series C preferred stock and the 9% and 15% Notes. As a result of the allocation we recognized a loss on the issuance of these securities of $20.4 million in our consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2015.

The aggregate balance of the notes of $32.2 million has been recorded net of the discount related to the value allocated to the embedded derivatives and warrant.  The unamortized discount was $32.1 million at June 30, 2015.  The Company will accrete the discount over the life of the notes using the effective interest method.  During the three and six months ended June 30, 2015 the Company recognized accretion on the discount of $0.1 million.

15.0% Non-Convertible Senior Secured Note due June 19, 2020

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, we issued a five-year, 15% Note in the aggregate principal amount of $25.2 million with interest that is compounded quarterly at a rate of 15% per annum and is payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2015.  If by June 19, 2016, the volume weighted average price of the Company’s common stock over any consecutive 30-day period has not equaled or exceeded $2.50 per share, the maturity date of the 15% Note will be extended by two years and the interest rates on the 15%  note will adjust to 8% (the “15 % Note Reset Feature”).  During an event of default, the outstanding principal amount bears additional interest at a rate of 2% per annum higher than the rate otherwise applicable.

The Company may prepay all or a portion of the note at a prepayment price equal to a make-whole price, as of the prepayment date, with respect to the principal amount of the note being prepaid, plus accrued and unpaid interest.  The make-whole price is defined as the greater of (i) 100% of such outstanding principal amount of the 15% note and (ii)  the sum of the present values as of such date of determination of (A) such outstanding principal amount of the 15% note, assumed, for the purpose of determining the present value thereof, to be paid on the earlier of the stated maturity of this 15% note or the date that is two years after the date of determination, and (B) all remaining payments of interest (excluding interest accrued to the prepayment date) scheduled to become due and payable after the date of determination and on or before the date that is two years after the date of determination with respect to such outstanding principal amount of the 15% note, in the case of each of the foregoing clauses (ii)(A) and (B), computed using a discount rate equal to the Treasury Rate as of the date of determination plus 50 basis points.

If an event of default occurs (other than an event of default related to certain bankruptcy events), holders of at least 25% of the outstanding principal of the 15% Note and the 9% Note (as discussed below) may declare the principal, premium, if any, and accrued and unpaid interest of such notes immediately due and payable.  If an event of default related to specified bankruptcy events occurs, an amount equal to the make-whole price for the 15% note plus accrued and unpaid interest is immediately due and payable.  If stockholder approval of certain matters at the 2015 annual meeting of stockholders relating to the transaction with CT Energy is not obtained, holders of at least 25% of the outstanding principal of the 15% note may declare the principal, premium, if any, and accrued and unpaid interest of the 15% note immediately due and payable.

We have evaluated the 15% Note Reset Feature related to the interest rate and maturity date using ASC 815 Derivatives and Hedging.  Because the interest rate and maturity date reset are linked to achievement of a certain stock price, the feature is not considered clearly and closely related to the debt host. In addition, the interest rate at the reset date is not tied to any approximation of the expected market rate at the date of the term extension as required by ASC 815.  As a result, we are accounting for the 15% Note Reset Feature as an embedded derivative asset that has been measured at fair value with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive loss.

The embedded 15% Note Reset Feature in the 15% Note was valued using the ‘with’ and ‘without’ method.  A Black-Derman-Toy (“BDT”) Model, which is a binomial interest rate lattice model, was used to value the 15% Note and the incremental value attributed to the embedded option was determined based on a comparison of the value of the 15% Note with the feature included and without the feature included.  Key inputs into this valuation model are our current stock price, U.S. Treasury rate, our credit spread and the underlying yield volatility.  As part of our overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimate the volatility for the 15% Note based on historical daily volatility of the U.S. Dollar denominated Venezuela Sovereign zero coupon yield over a look back period of 5.0,  6.0, and 7.0 years.  The risk-free interest rate is based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the 15% Note. The credit spread was estimated based on the implied option adjusted spread (“OAS”) for the transaction as of the date the term sheet was signed to capture the investor’s assessment of the risk in their investment in the Company.  This model requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which are based on our estimates of the probability and timing of potential future financings and fundamental transactions.

The assumptions summarized in the following table were used to calculate the fair value of the derivative asset associated with the 15% Note that was outstanding as of as of June 30, 2015 on our consolidated condensed balance sheets:

	Fair Value
	Hierarchy	As of June 30,
	Level	2015
Significant assumptions (or ranges):
Stock price	Level 1 input	$1.75
Term (years)		4.97
Volatility	Level 2 input	90%
Risk-free rate	Level 1 input	0.26%
Dividend yield	Level 2 input	0.0%
Scenario probability:
Claim date extended with Stock Appreciation Date threshold met	Level 3 input	23.2%
Claim date extended with Stock Appreciation Date threshold not met	Level 3 input	26.8%
Claim date not extended with Stock Appreciation Date threshold met	Level 3 input	20.4%
Claim date not extended with Stock Appreciation Date threshold not met	Level 3 input	29.6%
Scenario probability (future draws/no future draws)	Level 3 input	50%/50%

The fair value of the embedded derivative asset was $2.5 million at issuance and $2.6 million as of June 30, 2015.  We recognized  $0.1 million in derivative income related to this embedded derivative asset in our consolidated condensed statement of operations for the three and six month period ended June 30, 2015.

9.0% Convertible Senior Secured Note due June 19, 2020

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization we issued a five-year, 9.0% Note in the aggregate principal amount of $7.0 million, which is immediately convertible into 8,506,097 shares of the Company’s common stock, par value $0.01 per share, at an initial conversion price of $0.82 per share (“Beneficial Conversion Feature”).

Interest on the 9% Note is compounded quarterly at a rate of 9% per annum and is payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2015.  If by June 19, 2016, the volume weighted average price of the Company’s common stock over any consecutive 30-day period has not equaled or exceeded $2.50 per share, the maturity date of the 9% Note will be extended by two years and the interest rates on the 9% Note will adjust to 8% (the “9% Note Reset Feature”.  During an event of default, the outstanding principal amount bears additional interest at a rate of 2% per annum higher than the rate otherwise applicable.

The holder of the 9% Note may elect to convert all or part of the outstanding principal amount of the 9% Note into a number of shares of Common Stock equal to (1) the outstanding principal of the 9% Note, divided by (2) the conversion price then in effect.

On or after June 19, 2018, the Company may prepay all or a portion of the 9% Note, without premium or penalty, together with all accrued and unpaid interest.

Prior to approval by the Company’s stockholders to authorize and issue additional common stock, the 9% Note is not convertible to the extent the issuance of any portion of such shares would exceed the aggregate number of shares of Common Stock that the Company may issue under NYSE rules.  In addition, the conversion price is subject to adjustment upon the occurrence of certain events, including  a stock issuance, dividend, or stock split.   If the Company completes an issuance of common stock at a price less than the current conversion price, then the conversion price will be fully reduced to the new issuance price for such below-price issuance (the “Convertible Down-Round Provision”).  This is a full ratchet down round provision that could compensate the holder for an amount greater than dilution related to a stock issuance.

If an event of default occurs (other than an event of default related to certain bankruptcy events), holders of at least 25% of the outstanding principal of the 9% and 15% Notes (as discussed above) may declare the principal, premium, if any, and accrued and unpaid interest of such notes immediately due and payable.  If stockholder approval of certain matters at the 2015 annual meeting of stockholders relating to the transaction with CT Energy is not obtained, holders of at least 25% of the outstanding principal of the 9% Note may declare the principal, premium, if any, and accrued and unpaid interest of the 9% Note immediately due and payable.

We have evaluated the Convertible Down-Round Provision and the 9% Note Reset Feature using ASC 815.  The Convertible Down-Round Provision is not consistent with a fixed-price-for-fixed-number of shares instrument and therefore precludes the conversion option from being indexed to the Company’s own stock. As a result, the Convertible Down-Round Provision does not meet the scope exception in ASC 815 and should be bifurcated as separate liability that has been measured at fair value with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive loss.

Regarding the 9% Note Reset Feature, because the interest rate and maturity date reset are linked to achievement of a certain stock price, the feature is not considered clearly and closely related to the debt host. In addition, the interest rate at the reset date is not tied to any approximation of the expected market rate at the date of the term extension as required by ASC 815.  As a result, we are also accounting the 9% Reset Feature as an embedded derivative asset that has been measured at fair value with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive loss.

The embedded 9% Down-Round Provision and the 9% Note Reset Feature were valued using the ‘with’ and ‘without’ method.  A Binomial Lattice Model was used to value the 9% Note and the incremental value attributed to the embedded options was determined based on a comparison of the value of the 9% Note with the features included and without the features included.  Key inputs into this valuation model are our current stock price, U.S. Treasury rate, our credit spread and the underlying stock price volatility.  As part of our overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimate the volatility of our common stock based on historical volatility that matches the expected remaining life of the longest instrument in the transaction, seven years. The risk-free interest rate is based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the 9% Note.  The credit spread was estimated based on the implied option adjusted spread (“OAS”) for the transaction as of the date the term sheet was signed to capture the investor’s assessment of the risk in their investment in the Company.  This model requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which are based on our estimates of the probability and timing of potential future draws.

The assumptions summarized in the following table were used to calculate the fair value of the Beneficial Conversion Feature and related embedded derivatives associated with the 9% Note that were outstanding as of June 30, 2015 on our consolidated condensed balance sheets:

	Fair Value
	Hierarchy	As of June 30,
	Level	2015
Significant assumptions (or ranges):
Stock price	Level 1 input	$1.75
Term (years)		4.97
Volatility	Level 2 input	90%
Risk-free rate	Level 1 input	0.26%
Dividend yield	Level 2 input	0.0%
Scenario probability (future draws/no future draws)	Level 3 input	50%/50%

The fair value of the embedded derivative liabilities was $13.5 million at issuance and $13.0 million as of June 30, 2015.  We recognized $0.5  million in derivative income related to this embedded derivative liability in our consolidated condensed statement of operations for the three and six month period ended June 30, 2015.

15% Non-Convertible Senior Secured Additional Draw Note

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, the Company also issued the “additional draw note, under which CT Energy may elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction (up to $12.0 million in aggregate).  If funds are loaned under the additional draw note, interest will be compounded quarterly at a rate of 15% per annum and will be payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2016.  If by the Claim Date,  the volume weighted average price of the Company’s common stock over any consecutive 30-day period has not equaled or exceeded $2.50 per share, the maturity date of the additional draw note will be extended by two years and the interest rates on the additional draw note will adjust to 8.0%. During an event of default, the outstanding principal amount will bear additional interest at a rate of 2% per annum higher than the rate otherwise applicable.

The Company may prepay all or a portion of the additional draw note at a prepayment price equal to the make-whole price, as of the prepayment date, with respect to the principal amount of the additional draw note being prepaid, plus accrued and unpaid interest. The make-whole price with respect to the additional draw note has the same meaning described above with respect to the 15% Note under Note 10 – Notes Payable to Noncontrolling Interest Owners, Debt and Financing.

If an event of default occurs (other than an event of default related to certain bankruptcy events), holders of at least 25% of the outstanding principal of the 15% note (including the additional draw note, if outstanding) and the 9% Note may declare the principal, premium, if any, and accrued and unpaid interest of such notes immediately due and payable.  If an event of default related to specified bankruptcy events occurs, an amount equal to the make-whole price for the additional draw note plus accrued and unpaid interest is immediately due and payable.  If stockholder approval of certain matters at the 2015 annual meeting of stockholders relating to the transaction with CT Energy is not obtained, holders of at least 25% of outstanding principal of the 15% Note (including the additional draw note, if outstanding) may declare the principal, premium, if any, and accrued and unpaid interest of the 15% Note (and the additional draw note, if outstanding) immediately due and payable.

At issuance and at June 30, 2015, we have assigned no value to the additional draw note, as it does not meet the definition of a derivative in ASC 815 and there is no principal amount outstanding.

Note 11 – Warrant Derivative Liabilities

MSD Warrants

As of June 30, 2015, warrant derivative financial instruments consisted of 2,179,167 warrants (1,846,088 warrants: December 31, 2014) issued as inducements under the warrant agreements dated October 2010 in connection with a $60 million term loan facility that was paid off in May 2011.  The fair value of these warrants as of June 30, 2015 and December 31, 2014 was $0.00 per warrant.    The Warrant Purchase Agreement dated as of October 28, 2010 includes certain anti-dilution provisions which adjust the number of warrants and the exercise price per warrant.  The issuance of the 9% Note, because of the conversion feature, triggered the anti-dilution provisions which resulted in the issuance of 333,079 additional warrants during the six months ended June 30, 2015.  No additional warrants were issued during the six months ended June 30, 2014.  In addition, the exercise price per share for all warrants was repriced to $10.85 per warrant during the six months ended June 30, 2015.  The warrants are classified as a liability on our consolidated condensed balance sheets and marked to market.  The valuation for the warrants is based primarily on our stock price of $1.75  at June 30, 2015, their remaining life of 0.33 years and their strike price of $10.85 as of June 30, 2015.  We recognized $0.0 million in warrant liability income in our consolidated condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2015 for these warrants.  The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability related to the MSD warrants that were outstanding as of the balance sheet dates presented on our consolidated condensed balance sheets:

	Fair Value
	Hierarchy	As of June 30,	As of December 31,
	Level	2015	2014
Significant assumptions (or ranges):
Stock price	Level 1 input	$1.75	$1.81
Term (years)		0.33	0.83
Volatility	Level 2 input	67%	67%
Risk-free rate	Level 1 input	0.21%	0.21%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability (fundamental change event/debt raise/equity raise)	Level 3 input	0%/100%/0%	0%/100%/0%

CT Energy Warrant

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, we issued a  warrant exercisable for 34,070,820 shares of the Company’s common stock at an initial exercise price of $1.25 per share.  The warrant may not be exercised until the volume weighted average price of the Company’s common stock over any consecutive 30-day period equals or exceeds $2.50 per share; however, the full exercisability is subject to approval of the issuance of additional shares by the Company’s stockholders.

As of June 30, 2015, the warrant issued in the CT Energy transaction at this time does not meet the conditions to obtain equity classification under ASC 815 as there are insufficient authorized and unissued shares to satisfy all contractual share obligations. The warrant is required to be carried as a derivative liability, at fair value, with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive loss.

The warrant can be exercised at the option of the investor in cash or by effecting a reduction in the principal amount of the 15% Note (See Note 10 – Notes Payable to Noncontrolling Interest Owners, Debt and Financing).  If the warrant is exercised through the reduction in the principal amount of the 15% Note, the reduction will be equal to the amount obtained by multiplying the number of shares of common stock for which the warrant is exercised by (i) the exercise price then in effect divided by (ii) (A) the defined make-whole price with respect to the outstanding principal amount of such 15% Note divided by (B) the outstanding principal amount of such 15% Note.  The exercise price of the warrant is subject to adjustment upon the occurrence of certain events, including stock issuance, dividend or stock split.

In addition, the holder of the warrant has certain registration rights regarding the warrant and the shares of common stock issuable upon exercise of the warrant.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Monte Carlo model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.  A Monte Carlo simulation model is used to value the warrant to determine if the Stock Appreciation Date is achieved, which is based on the average stock price over a 30 day period (21 trading days) reaching $2.50.  This requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which are based on our estimates of the probability and timing of potential future financings and fundamental transactions, as well as the probability of shareholder approval. The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of the balance sheet dates presented on our consolidated condensed balance sheets:

	Fair Value
	Hierarchy	As of June 30,
	Level	2015
Significant assumptions (or ranges):
Stock price	Level 1 input	$1.75
Exercise price	Level 1 input	$1.25
Stock appreciation date price (hurdle)	Level 1 input	$2.50
Term (warrants)		2.9706
Term (claim date)		0.9699
Term (claim date extended)		1.4720
Volatility	Level 2 input	90%
Risk-free rate (warrants)	Level 1 input	1.11%
Risk-free rate (claim date)	Level 1 input	0.26%
Risk-free rate (claim date extended)	Level 1 input	0.47%
Dividend yield	Level 2 input	0.0%
Scenario probability (future draws/no future draws)	Level 3 input	50%/50%
Scenario probability (shareholder approval)	Level 3 input	100%

Inherent in the Monte Carlo valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. As part of our overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimate the volatility of our common stock based on historical volatility that matches the expected remaining life of the longest instrument in the transaction, seven years. The risk-free interest rate is based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the warrant. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate to remain at zero.

All our warrant derivative contracts are recorded at fair value and are classified as warrant derivative liabilities on the consolidated condensed balance sheet. The fair value of the warrant liability was $40.0 million at issuance and $37.6 million as of June 30, 2015.  We recognized $2.4 million in warrant liability income in our consolidated condensed statement of operations for the three and six month period ended June 30, 2015.

Note 12 – Commitments and Contingencies

Under the agreements with our partners in the Dussafu PSC and Budong PSC, we are jointly and severally liable to various third parties. As of June 30, 2015, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $0.7 million ($2.4 million as of December 31, 2014) and is related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities. As we are the operators for the Dussafu PSC and Budong PSC, the gross carrying amount related to accounts payable and withholding taxes are reflected in the consolidated condensed balance sheet in accounts payable.  The net amount related to other accrued expenses is reflected in accrued expenses in the consolidated condensed balance sheet.   Because we record the accrued expenses net to our ownership percentage, this leaves $0.0 million in fixed obligations as of June 30, 2015  ($0.3 million as of December 31, 2014) attributable to our joint partners’ share not accrued in our balance sheet. Our partners have advanced $0.0 million ($0.5 million as of December 31, 2014) to satisfy their share of these obligations which was $0.2 million as of June 30, 2015  ($0.8 million as of December 31, 2014). As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States District Court, Southern District of Texas, Houston Division. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief relating to the Company’s interest in the WAB-21 area of the South China Sea. The complaint alleged that the area belonged  to the people of Taiwan and sought damages in excess of $2.9 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, and the WAB-21 area.  The Company filed a motion to dismiss the suit, which was granted by the district court in August 2014.  The plaintiffs appealed the dismissal.  The Fifth Circuit Court of Appeals heard oral arguments on June 3, 2015 and affirmed the district court’s dismissal on June 4, 2015.  The plaintiffs did not appeal and this case has been dismissed.

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

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our subsidiary in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Until that application is approved, the funds will remain in the blocked account, and we can give no assurance when OFAC will permit the funds to be released. On April 23, 2014, we received a notice that OFAC had denied our October 26, 2011 application for the return of the blocked funds. We intend to request that OFAC reconsider its decision, and we continue to believe that the funds will ultimately be released to the Company.  However, due to the passage of time during the three months ended June 30, 2015, we recorded a $0.6 million allowance for doubtful accounts to general and administrative costs associated with the blocked payment.

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

On January 28, 2015, the Delaware court issued an injunction ordering the Company and HNR Energia to withdraw the Request for Arbitration and not take any action to pursue its claims against Venezuela until Harvest and HNR Energia have complied with the provisions of the Shareholders’ Agreement or otherwise reached an agreement with Petroandina.  Accordingly, on January 28, 2015, HNR Finance B.V. and Harvest Vinccler S.C.A., withdrew without prejudice the Request for Arbitration. In the Delaware proceeding, the Company and HNR Energia have until August 25, 2015 to respond to Petroandina’s complaint.

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

On June 19, 2015, the Company announced that CT Energy purchased from the Company 9% and 15%  Notes and a  warrant. Harvest immediately received proceeds of $32.2 million from the sale of the 9% and 15%  Notes.  If stockholder approved is not obtained, CT Energy may elect to accelerate full payment of the 9% and 15% Notes upon 60 days’ notice. See Note 1 – Organization for further information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Segment Income (Loss) Attributable to Harvest
Venezuela	$(85)	$7,897	$(108)	$17,032
Gabon	(934)	(1,331)	(2,848)	(2,482)
Indonesia	(2)	(3,697)	(55)	(8,932)
United States	(24,404)	(4,290)	(28,031)	(14,916)
Loss from continuing operations(a)	(25,425)	(1,421)	(31,042)	(9,298)
Discontinued operations	—	(230)	—	(361)
Net loss attributable to Harvest	$(25,425)	$(1,651)	$(31,042)	$(9,659)

(a)	Net of net income (loss) attributable to noncontrolling interest.

	As of June 30,	As of December 31,
	2015	2014
	(in thousands)
Operating Segment Assets
Venezuela	$164,829	$165,214
Gabon	55,818	60,051
Indonesia	71	176
United States	21,814	2,602
	242,532	228,043
Discontinued operations	—	3
Total assets	$242,532	$228,046

Note 14 – Related Party Transactions

The noncontrolling interest owners in Harvest Holdings, Vinccler (currently owning 20 percent) and Petroandina (currently owning 29 percent) are both related parties.  During the second quarter of 2015, CT Energy became a related party after we issued to CT Energy Series C preferred stock and two representatives of CT Energy were appointed to Harvest’s board of directors.

As of December 31, 2014, HNR Energia had a note payable to Petroandina of $7.6 million. Principal is due by January 1, 2016.  Interest payments are due quarterly beginning on December 31, 2014.  On June 23, 2015 the Company repaid the note payable of $7.6 million plus accrued interest of $0.4 million.

On May 11, 2015, the Company borrowed $1.3 million to fund certain corporate expenses and issued a note payable to CT Energy bearing an interest rate of 15% per annum, with a maturity date of January 1, 2016.  On June 19, 2015, the Company repaid the note payable and accrued interest.

On June 3, 2015, the Company entered into the note with James A. Edmiston, President and Chief Executive Officer of the Company, for $50,000. The note carried interest at 11% per year and was to mature upon the earlier to occur of June 30, 2016 or the date on which the Loan Obligations (as defined in that certain Loan Agreement, dated as of September 11, 2014, by and among the Company, HNR Energia B.V. and Petroandina Resources Corporation N.V.) are paid in full. On June 19, 2015, the Company repaid the note payable and accrued interest.

On June 19, 2015, CT Energy acquired a $25.2 million five year 15% Note and a $7.0 million five year 9% Note. The 9% Note is convertible into 8,506,097 shares of Harvest common stock at an initial conversion price of $0.82.   Harvest also issued to CT Energy 69.75 shares of a newly created series of preferred stock that will entitle the holder voting rights equivalent to the shares of common stock underlying the unconverted portion of the 9% Note.   The 15% Note bears interest of 15% per annum. The 9% Note bears interest of 9% per annum.  Interest is compounded quarterly and due on the first business day of each January, April, July and October on both the 9% and 15% Notes.  See Note 1 – Organization for further information.   CT Energy also acquired a warrant to purchase up to 34,070,820 shares of Harvest's common stock at an initial exercise price of $1.25 per share. The warrant will become exercisable only after the 30-day volume weighted average price of Harvest's common stock equals or exceeds $2.50 per share and Harvest's stockholders approve the transaction with CT Energy by a majority of votes cast, as required by the NYSE shareholder approval rules. The warrant is cash-exercisable, but CT Energy may surrender the 15% note to pay for a portion of the aggregate exercise price.

Note 15 – Mezzanine Equity

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, the Company also issued 69.75 shares of its newly created Series C preferred stock, par value $0.01 per share.  The primary purpose of the Series C preferred stock is to provide the holder of the 9% Note with voting rights equivalent to the common stock underlying the unconverted portion of the 9% Note.  Shares of the Series C preferred stock are entitled to vote on certain matters submitted to a vote of the stockholders on an “as converted” basis.

The Series C preferred stock is not entitled to receive dividends, have perpetual maturity, and has a $1.00 per share liquidation preference, which may be adjusted upon the occurrence of certain events.  Upon conversion of all or a portion of the 9% Note, the Company shall redeem the Series C preferred stock in proportion to the converted portion of the 9% Note.  Upon occurrence of a reorganization event, each Series C preferred stock shall be converted into a share of preferred stock in the surviving entity or acquirer with substantially equivalent provisions. Series C preferred stock is not subject to any mandatory redemption and the holders have no right to require redemption other than an described above.

As discussed in Note 10 – Notes Payable to Noncontrolling Interest Owners, Debt and Financing, no value has been attributed to the Series C preferred stock.  Shares of the Series C preferred stock will be recorded in temporary equity in accordance with ASC 480 – Distinguishing Liabilities from Equity, as the redemption of the shares is outside of the control of the Company.

Note 16 – Subsequent Events

On July 22, 2015, we issued stock based compensation awards to certain employees as follows:  847,000 stock options to purchase common shares at an exercise price of $1.13 per share, vesting ratably over three years from the date of grant; 5,062,000 SARs at an exercise price of $1.13 per share, vesting ratably over three years from the date of grant; and 1,571,000 restricted share units vesting at three years from the date of grant.  Subject to the above vesting requirements, the options, SARs and RSUs awarded will not become exercisable until the first day on which the volume weighted average price of the common stock over any 30-day period, commencing on or after the award date, equals or exceeds $2.50 per share, as reported by the NYSE.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in any forward-looking statements. These factors include the effects of our new strategic relationship with CT Energy; the outcome of the voting at our 2015 annual meeting of stockholders, including on the proposals relating to the transaction with CT energy; our concentration of operations in Venezuela; political and economic risks associated with international operations (particularly those in Venezuela); the risk that we may be unable to market and sell our remaining Venezuelan interests; anticipated future development costs for undeveloped reserves; drilling risks; risk that actual results may vary considerably from reserve estimates; the dependence on the abilities and continued participation of our key employees; risks normally incident to the exploration, operation and development of oil and natural gas properties; risks incumbent to being a noncontrolling interest shareholder in a corporation; permitting and drilling of oil and natural gas wells; availability of materials and supplies necessary to projects and operations; prices for oil and natural gas and related financial derivatives; changes in interest rates; our ability to acquire oil and natural gas properties that meet our objectives; availability and cost of drilling rigs and seismic crews; overall economic conditions; political stability; civil unrest; acts of terrorism; currency and exchange risks; currency controls; changes in existing or potential tariffs, duties or quotas; changes in taxes; changes in governmental policy; lack of liquidity; availability of sufficient financing; estimates of amounts and timing of sales of securities; changes in weather conditions; and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“the 2014 Form 10-K”), which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report.

Executive Summary

Recent Developments

On February 5, 2015, the Company entered into a Share Purchase Agreement to transfer shares of Harvest Budong-Budong B.V. to Stockbridge Capital Limited.  The transfer of shares was completed on May 4, 2015.

On May 11, 2015, the Company borrowed $1.3 million to fund certain corporate expenses.  The Company issued a note payable to CT Energy bearing an interest rate of 15% per annum, with a maturity date of January 1, 2016.  On June 19, 2015, the Company repaid the note payable.

On May 15, 2015, the Board of Directors of the Company adopted an amendment, effective immediately, to the Bylaws of the Company (as amended, the "Restated Bylaws"). The Restated Bylaws establish new requirements applicable to persons seeking to have the Company’s shareholders take corporate action by written consent without a meeting. Specifically, Section 1.8(a) of Article I was amended to (i) require such persons to submit a proper notice to the Company concerning the proposed shareholder action by written consent; and (ii) clarify that the Board is entitled to fix a record date for the proposed shareholder action by written consent following receipt of the notice. Under the Restated Bylaws, the Board has ten days to determine the validity of a notice and adopt a resolution fixing the record date, which record date shall not be more than ten days following the date of the resolution.

On June 1, 2015, Company received a notification from the New York Stock Exchange ("NYSE") that the Company regained compliance with the NYSE’s continued listing requirements. Specifically, the notification provided that the closing price of the Company’s common stock was at least $1.00 per share on both the last trading day of the preceding calendar month (within the prescribed cure period) and over the 30 trading days preceding the end of that month. As a result, the Company’s stock will no longer be traded with the notation ".BC" after its listing symbol "HNR."  As previously disclosed, on February 13, 2015, the Company received a notice from the NYSE that the Company was not in compliance with the NYSE’s continued listing requirements because the Company had not maintained a minimum average closing price of $1.00 per share of common stock over 30 consecutive trading days.

On June 3, 2015, the Company entered into an unsecured and prepayable promissory note with James A. Edmiston, President and Chief Executive Officer of the Company, for $50,000. The note carried interest at 11% per year and was to mature upon the earlier to occur of June 30, 2016 or the date on which the Loan Obligations (as defined in that certain Loan Agreement, dated as of September 11, 2014, by and among the Company, HNR Energia B.V. and Petroandina Resources Corporation N.V.) are paid in full.  On June 19, 2015, the Company repaid the note payable and accrued interest.

On June 19, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) with CT Energy Holding SRL (“CT Energy”), a  Venezuelan-Italian consortium organized as a Barbados Society with Restricted Liability, under which CT Energy purchased certain securities of the Company and acquired certain governance rights. Certain aspects of the transactions contemplated by the Purchase Agreement are subject to approval by the Company’s stockholders.  See Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization and Note 10 – Notes Payable to Noncontrolling Interest Owner,  Debt and Financing for further information.

On June 19, 2015, Dr. Igor Effimoff, Mr. H. H. Hardee and Mr. J. Michael Stinson resigned as directors of the Company in connection with the transaction.  CT Energy appointed Oswaldo Cisneros, Francisco D'Agostino and Edgard Leal as directors of the Company. Mr. Edgard Leal is independent under the NYSE and SEC rules.

On June 29, 2015, Company received a correspondence from the NYSE that the Company was not in compliance with the NYSE’s continued listing requirements. Specifically, Section 303A.07(a) of the NYSE Listed Company Manual requires NYSE-listed companies to maintain a minimum of three independent directors on its audit committee. As previously disclosed, on June 19, 2015, Dr. Igor Effimoff, Mr. H. H. Hardee and Mr. J. Michael Stinson resigned as directors of the Company in connection with the transaction between the Company and CT Energy. As a result of these resignations, only one independent director comprised the Company’s audit committee on the date of the NYSE  notice.   On June 30, 2015, the Company’s Board of Directors approved the appointment of Mr. Edgard Leal and Mr. Robert E. Irelan, both current independent directors, as new members of the Company’s audit committee to replace Dr. Effimoff, Mr. Hardee and Mr. Stinson. Mr. Patrick M. Murray remains on the Company’s audit committee as its financial expert and chair. Accordingly, the Company regained compliance with Section 303A.07(a) of the NYSE Listed Company Manual.  The Company’s business operations, securities reporting requirements and debt obligations are unaffected by the notice.

On July 14, 2015, HNR Finance B.V. (“HNR Finance”) entered into a non-binding term sheet with Corporacion Venezolana del Petroleo, S.A. (“CVP”) and Petroleos de Venezuela S.A. (“PDVSA”).  The Company indirectly owns 51% of HNR Finance, which owns 40% of Petrodelta, S.A. (“Petrodelta”), in which the Company’s Venezuelan operations are concentrated.  The other 60% of Petrodelta is owned by CVP and PDVSA, both companies owned and controlled by the Government of Venezuela.  The term sets forth a framework for definitive agreements that would govern the restructuring of the management and operations of Petrodelta.  Because the term sheet is non-binding and subject to several conditions precedent, we cannot guarantee that HNR Finance will be able to consummate the transactions contemplated by the term sheet.  Given the concentration of our assets in Petrodelta, our results of operations and financial conditions could be adversely affected if we are unable to consummate the restructuring of the management and operations of Petrodelta, as contemplated by the term sheet.

Operations

Venezuela

During three and six months ended June 30, 2015, Petrodelta drilled and completed six and ten development wells, respectively.  Currently, Petrodelta is operating six drilling rigs and one workover rig and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields.  During three and six months ended June 30, 2014, Petrodelta drilled and completed four and seven development wells, respectively.

Certain operating statistics for fields operated by Petrodelta are set forth below. This information is provided at 100 percent. The information may not be representative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Thousand barrels of oil sold	3,452	4,102	7,085	7,980
Million cubic feet of gas sold	1,104	682	2,067	1,244
Total thousand barrels of oil equivalent (“BOE”)	3,636	4,216	7,430	8,187
Average BOE per day	39,950	46,328	41,049	45,236
Average price per barrel	$49.71	$88.77	$44.57	$86.44
Average price per thousand cubic feet	$1.54	$1.54	$1.54	$1.54

Petrodelta continues to experience lower revenues due to oil prices, high operating costs due to operational inefficiencies and the exchange rate imbalance as well as production and drilling issues.

Current oil prices are similar to those that our valuation took into account at year-end, and while Petrodelta continues to incur high operating costs, which are driven mainly by exchange rate imbalances and inefficiencies of ongoing operations and should be addressed through a current term sheet with PDVSA. The term sheet signed with PDVSA, through our strategic relationship with CT Energia Holding Ltd., shows a path toward resolving the operating cost situation and existing production problems.  It is management’s belief that these problems  will be eliminated once certain agreements are completed and in place which will provide for: (i) independent cash management of Petrodelta´s crude sales that will ensure timely payment of obligations to the government, vendors, debts and dividends , (ii) a financing plan to ensure funding of the capital expenditures that will drive the production growth, (iii) autonomy in drilling, purchasing and contracting functions and (iv) a technical assistance contract through which HNR Finance B.V. will provide critical services and expertise.

With this new operating and financial framework in place, management believes that Petrodelta´s performance should dramatically improve due to structurally solving the overstated foreign exchange imbalance, obtaining control and management of drilling, procurement and contracting processes, as well having a ring fenced management of the cash generated and used by Petrodelta.  If successfully completed, we have forecasted Petrodelta´s net income to significantly improve, thereby reversing the adverse financial trend.

It is the Company’s stance that these agreements and the improved performance of Petrodelta are more likely than not of being obtained in the near future, and as such believe that no further impairment of our investment is warranted as of June 30, 2015.

We continue to account for our investment in Petrodelta under the cost method, as we have not seen sufficient progress under our new management agreement with CT Energia that would lead us to believe that we have regained significant influence over the operations of Petrodelta. We will continue to monitor this situation in future periods.

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

Operational activities during the six months ended June 30, 2015, included continued evaluation of development plans, based on the 3D seismic data acquired in late 2013 and processed during 2014.

Central/Inboard 3D seismic data acquired in 2011 has been processed and interpreted to evaluate prospectivity. We have also completed processing data from the 1,260 sq km 3D seismic survey acquired during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block and has confirmed significant pre-salt prospectivity which had been inferred from 2D seismic data from the 1980s. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and we expect will facilitate the effective placement of future development wells in the Ruche and Tortue development program, as well as allowing improved assessment of the numerous undrilled structures already identified on older 3D seismic surveys.

During the six months ended June 30, 2015, we had cash capital expenditures of $0.4 million for facility costs ($0.5 million for facility costs during the six months ended June 30, 2014).  The 2015 budget for the Dussafu PSC is $4.8  million of which $1.3 million is nondiscretionary.  We could delay the discretionary portion of our capital spending to future periods to maintain the liquidity required to run our operations, as warranted.

The Company is considering options to develop, sell or farm down the Dussafu PSC in order to obtain the maximum value from the asset, while maintaining the required liquidity to continue our current operations.

Since approval of the Field Development Plan (FDP) in October 2014, Harvest has continued to move toward development of the Ruche Exclusive Exploitation Area. A tender for all the subsea equipment was concluded in January 2015 where prices exceeded the costs employed in the FDP. Efforts continue to negotiate with the lowest priced vendors and to revise the development scheme to bring the projected cost back to the FDP levels. The depth volume from the 2013 3D seismic acquisition over the discovered fields and the outboard area of the license has been received and interpreted. This new data was incorporated into our reservoir models and optimization of well trajectories to maximize oil recovery is ongoing. In addition, the prospect inventory was updated and several prospects have been highgraded for drilling in the first half of 2016. To accommodate the drilling schedule, a site survey, including bathymetry and geophysical data gathering with respect to prospects A/B, 6/7 and 8/9, will be mobilized in August  2015. A tender for a drilling rig for the planned well is in progress.

Harvest and its joint venture partner have engaged a contractor to undertake a fixed-price, geophysical site survey over multiple potential well locations in the Dussafu block in August 2015.  The survey is a pre-requisite for siting mobile drilling units and other installations required for continuing exploration and development activities over the license.  The survey will provide information about the seabed and shallow geological conditions, essential for the safe siting and operation of these installations.

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

Results of Operations

The following discussion on results of operations for the three months ended June 30, 2015 and 2014 should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Three Months Ended June 30, 2015 and 2014

We reported a net loss attributable to Harvest of $25.4 million, or $0.60 per diluted earnings per share, for the three months ended June 30, 2015, compared with a net loss attributable to Harvest of $1.7 million, or $0.04 per diluted earnings per share, for the three months ended June 30, 2014.

Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
Depreciation and amortization	$27	$58	$(31)
Exploration expense	575	1,648	(1,073)
Impairment expense - oil and gas properties	—	3,150	(3,150)
General and administrative	5,517	4,903	614
Loss on sale of interest in Harvest Holding	—	391	(391)
Warrant liability income	(2,418)	—	(2,418)
Derivative income	(557)	—	(557)
Interest expense	614	15	599
Loss on issuance of debt	20,402	—	20,402
Foreign currency transaction gains	(77)	(259)	182
Income tax expense (benefit)	1,604	(88)	1,692
Earnings from investment affiliate	—	(16,062)	16,062

Our accounting method for oil and gas properties is the successful efforts method. During the three months ended June 30, 2015, we incurred $0.4 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.2 million related to other general business development activities. During the three months ended June 30, 2014, we incurred $1.5 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations and $0.1 million related to other general business development activities.

During the three months ended June 30, 2015, we incurred no impairment expense.  During the three months ended June 30, 2014, we impaired $3.2 million related to the Budong PSC in Indonesia.

The  increase in general and administrative costs for the three months ended June 30, 2015 compared to the three months ended June 30, 2014,  was primarily due to higher general operations and overhead ($1.1 million), professional fees and contract services ($0.2 million) offset by lower employee related costs ($0.5 million), travel ($0.1 million) and taxes other than income ($0.1 million).  General business and overhead costs were higher due to higher cost recovery reimbursements billed to projects during the prior year’s quarter offset by the $0.6 million allowance for doubtful accounts associated with the $1.1 million blocked payment in Other Assets on our balance sheet during the three months ended June 30, 2015. Employee costs are lower between periods primarily due to a reduction in staffing in our foreign offices and a reduction in certain stock-based compensation expense impacted by the decrease in the Company’s stock price.  Taxes other than income were lower between the periods primarily due to lower payroll taxes.    See Part

I – Financial Information, Item 1 – Financial Statements, Note 3 – Summary of Significant Accounting Policies, Other Assets for further information.

The $0.4 million loss on the sale of interest in Harvest Holding during the three months ended June 30, 2014 relates to the anticipated sale of a our remaining 51 percent equity interest in Harvest Holding to Petroandina that was subsequently terminated.

The $2.4 million warrant liability income during the three months ended June 30, 2015  related to the change in fair value of warrant issued on June 19, 2015 with a fair value of $1.17 per share that are exercisable for 34,070,820 shares of the Company’s common stock at an initial exercise price of $1.25 per share.  These warrants had a fair value as of June 30, 2015 of $1.10 per warrant.  See Part I – Financial Information, Item 1 – Financial Statements, Note 11 – Warrant Derivative Liabilities for further information.

The embedded derivative income of $0.6 million during three months ended June 30, 2015 was related to the reduction in the fair value of the embedded derivative asset and liabilities between the issuance date of June 19, 2015 and June 30, 2015.  These embedded derivative asset and liabilities are related to the 9% and 15% Notes issued to CT Energy and the income results primarily from the decrease in our stock price between those dates.    See Part I – Financial Information, Item 1 – Financial Statements, Note  10 – Notes Payable to Noncontrolling Interest Owners, Debt and Financing for further information.

The increase in interest expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to higher outstanding debt during the three months ended June 30, 2015 which consisted of the note payable of $7.6 million with an interest rate of 13 % which was repaid on June 23, 2015 and the 9% and 15% Notes from CT Energy which we issued on June 19, 2015.

On June 19, 2015, we issued a warrant, 9% and 15% Notes, a 15% additional draw note and Series C preferred stock in connection with the Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative asset and liabilities in the notes and determined that the warrant did not meet the required conditions to qualify for equity classification and is required to be classified as a warrant liability (see Note 11 – Warrant Derivative Liabilities).  The estimated fair value, at issuance, of the embedded derivative asset was $2.5 million, the embedded derivative liability was $13.5 million and the warrant was $40.0 million.  In accordance with ASC 815, the fair value of the financial instruments was first allocated to the embedded derivatives and warrants, which resulted in no value being attributable to the Series C preferred stock, the 9% and 15% Notes. As a result of the allocation we recognized a loss on the issuance of these securities of $20.4 million in our consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2015.

We recognized a $0.1 million gain on foreign currency transactions for the three months ended June 30, 2015 compared to $0.3 million gain on foreign currency transactions for the three months ended June 30, 2014.  The gains in 2015 and 2014  were primarily associated with a favorable change in the Bolivar denominated liabilities.

We had an income tax expense for the three months ended June 30, 2015  of $1.6 million compared to an income tax benefit of $0.1 million for the three months ended June 30, 2014.  The expense at June 30, 2015 was primarily attributable to an increase in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.  In the fourth quarter of 2014, we reinstated a valuation allowance against the Company’s U.S. deferred tax assets as we determined that we would not have sufficient taxable income in the U.S. after the termination of the sale of the remaining equity interest in Harvest Holdings.  We have not recognized a tax benefit on the Company’s losses arising during the three months ended June 30, 2015.

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method.  We ceased recording earnings from Petrodelta in the second quarter of 2014 due to the expected sales price of the second tranche under the SPA approximating the recorded value of our investment in Petrodelta.  During the three months ended June 30, 2015 we recognized no equity in earnings from our investment in Petrodelta compared to $16.1 million during the three months ended June 30, 2014.  We determined as of December 31, 2014 that we no longer have a significant degree of influence with this partnership.  As a result of these conditions, we began reporting our investment in Petrodelta using the cost method of accounting effective December 31, 2014.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interest was $0.3 million for the three months ended June 30, 2015 compared to net income attributable to noncontrolling interest of $7.7 million for the three months ended June 30, 2014.  The net loss attributable to noncontrolling interest in 2015 was related to our ongoing operations at Harvest Vinccler as they continue oversight of our investment in Petrodelta.  The net income attributable to noncontrolling interest in 2014 was primarily related to recognizing equity in earnings from our investment in Petrodelta.

Discontinued Operations

Consistent with the results in our 2014 Form 10-K, our Oman and Colombia operations have been classified as discontinued operations.  Losses from discontinued operations were:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Oman	$—	$(9)
Colombia	—	(221)
Net loss from discontinued operations	$—	$(230)

Six Months Ended June 30, 2015 and 2014

We reported a net loss attributable to Harvest of $31.0 million, or $0.73 diluted earnings per share, for the six months ended June 30, 2015, compared with a net loss attributable to Harvest of $9.7 million, or $0.23 diluted earnings per share, for the six months ended June 30, 2014.

Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations (in thousands) were:

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Depreciation and amortization	$56	$134	$(78)
Exploration expense	2,507	3,481	(974)
Impairment expense	—	7,610	(7,610)
General and administrative	9,675	11,204	(1,529)
Investment earnings and other	—	(4)	4
Loss on sale of interest in Harvest Holding	—	1,357	(1,357)
Warrant liability income	(2,418)	—	(2,418)
Derivative income	(557)	—	(557)
Interest expense	851	62	789
Loss on issuance of debt	20,402	—	20,402
Loss on extinguishment of long-term debt	—	4,749	(4,749)
Foreign currency transaction (gains) losses	(80)	210	(290)
Other non-operating expenses	—	220	(220)
Income tax expense (benefit)	1,220	(1,042)	2,262
Earnings from investment affiliate	—	(34,949)	34,949

Our accounting method for oil and gas properties is the successful efforts method. During the six months ended June 30, 2015, we incurred $2.3 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.2 million related to other general business development activities. During the six months ended June 30, 2014, we incurred $2.9 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations and $0.6 million related to other general business development activities.

During the six months ended June 30, 2015, we incurred no impairment expense.  During the six months ended June 30, 2014, we impaired $7.6 million related to the Budong PSC in Indonesia.

The decrease in general and administrative costs for the six months ended June 30, 2015 compared to the six months ended June 30, 2014,  was primarily due to lower employee related costs ($1.9 million), travel ($0.2 million) and taxes other than income ($0.6 million) offset by higher general operations and overhead ($0.9 million), professional fees and contract services ($0.3 million).  Employee costs were lower between periods primarily due to a reduction in staffing in our foreign offices and a reduction in certain stock-based compensation expense impacted by the decrease in the Company’s stock price.  Taxes other than income were lower between the periods primarily due to lower payroll taxes.  General business and overhead costs were higher due to higher cost recovery reimbursements billed to projects during the prior year offset by the $0.6 million allowance for doubtful accounts associated with the $1.1 million blocked payment in Other Assets on our balance sheet in 2015.  See Part I – Financial Information, Item 1 – Financial Statements, Note 3 – Summary of Significant Accounting Policies, Other Assets for further information.

The $1.4 million loss on the sale of interest in Harvest Holding during the six months ended June 30, 2014  related to the anticipated sale of a our remaining 51 percent equity interest in Harvest Holding to Petroandina that was subsequently terminated.

The $2.4 million warrant liability income during the six months ended June 30, 2015 was related to the change in fair value of warrant issued to CT Energy on June 19, 2015 with a fair value of $1.17 per share that was exercisable for 34,070,820 shares of the Company’s common stock at an initial exercise price of $1.25 per share.  The warrant had a fair value as of June 30, 2015 of $1.10  per warrant.  See Part I – Financial Information, Item 1 – Financial Statements, Note  11 – Warrant Derivative Liabilities for further information.

The embedded derivative income of $0.6 million during six months ended June 30, 2015 was related from the reduction in the fair value of the embedded derivative asset and liabilities between the issuance date of June 19, 2015 and June 30, 2015.  These embedded derivative liabilities are related to the 9% and 15% Notes issued to CT Energy and the income results primarily from the decrease in our stock price between those dates.  See Part I – Financial Information, Item 1 – Financial Statements, Note 10 – Notes Payable to Noncontrolling Interest Owners, Debt and Financing for further information.

The increase in interest expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to higher debt during the six months ended June 30, 2015 which consisted of the note payable of $7.6 million with an interest rate of 11% (January – March) and 13% (April and May) for the six months ended June 30, 2015 compared to lower debt during the six months ended June 30, 2014 which consisted of the note payable of $6.1 million with an interest rate of 0.7326 % for the six months ended June 30, 2014.  We also did not capitalize interest for the six months ended June 30, 2015.  Interest capitalized to oil and gas properties during the six months ended June 30, 2014 was $0.2 million.

On June 19, 2015, we issued a warrant, 9% and 15% Notes, a 15% additional draw note and Series C preferred stock in connection with the Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative asset and liabilities in the notes and determined that the warrant did not meet the required conditions to qualify for equity classification and is required to be classified as a warrant liability (see Note 11 – Warrant Derivative Liabilities).  The estimated fair value, at issuance, of the embedded derivative asset was $2.5 million, the embedded derivative liability was $13.5 million and the warrant was $40.0 million.  In accordance with ASC 815, the fair value of the financial instruments was first allocated to the embedded derivatives and warrants, which resulted in no value being attributable to the Series C preferred stock, the 9% and 15% Notes. As a result of the allocation we recognized a loss on the issuance of these securities of $20.4 million in our consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2015.

During the six months ended June 30, 2014, we incurred a loss on extinguishment of debt of $4.7 million in connection with the repayment of the 11% Senior Notes.

We recognized a $0.1 million gain on foreign currency transactions for the six months ended June 30, 2015 compared to $0.2 million loss on foreign currency transactions for the six months ended June 30, 2014.  The gain in 2015 was primarily associated with a favorable change in the Bolivar denominated liabilities.  The loss in 2014 was primarily related to remeasurement of Bolivars denominated assets and liabilities from 6.3 to 23.9 Bolivars to U.S. Dollars.

The decrease in other non-operating expense for the  six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due to higher costs incurred in 2014 related to our strategic alternative process and evaluation.

We had an income tax expense for the six months ended June 30, 2015 of $1.2 million compared to an income tax benefit of $1.0 million for the six months ended June 30, 2014.  The expense for the six months ended June 30, 2015 was primarily attributable to an increase in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.  In the fourth quarter of 2014, we reinstated a valuation allowance against the Company’s U.S. deferred tax assets as we determined that we would not have sufficient taxable income in the U.S. after the termination of the sale of the remaining equity interest in Harvest Holding.  We have not recognized a tax benefit on the Company’s losses arising during the six months ended June 30, 2015.

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method.  We ceased recording earnings from Petrodelta in the second quarter of 2014 due to the expected sales price of the second tranche under the SPA approximating the recorded value of our investment in Petrodelta.  During the six months ended June 30, 2015  we recognized no equity in earnings from our investment in Petrodelta compared to $34.9 million during the six months ended June 30, 2014.    In December 2014 we determined that we no longer have a significant degree of influence with this partnership.  As a result of these conditions, we began reporting our investment in Venezuela using the cost method of accounting effective December 31, 2014.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interest was $0.6 million for the six months ended June 30, 2015 compared to net income attributable to noncontrolling interest of $16.3 million for the  six months ended June 30, 2014.  The net loss attributable to noncontrolling interest in 2015 was related to our ongoing operations at Harvest Vinccler as they continue oversight of our investment in Petrodelta.  The net income attributable to noncontrolling interest in 2014 was primarily related to recognizing equity in earnings from our investment in Petrodelta.

Discontinued Operations

Consistent with the results in our 2014 Form 10-K, our Oman and Colombia operations have been classified as discontinued operations.  Losses from discontinued operations were:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Oman	$—	$(25)
Colombia	—	(336)
Net loss from discontinued operations	$—	$(361)

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Liquidity

Historically, prior to the transaction pursuant to the Purchase Agreement, our primary ongoing source of cash had been dividends from Petrodelta, issuance of debt and the sale of oil and gas properties. Our primary use of cash has been to fund oil and gas exploration projects, principal payments on debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities.  See the consolidated condensed financial statements and notes thereto included in our 2014 Form 10-K for our contractual commitments.

On May 11, 2015, the Company borrowed $1.3 million from CT Energy to fund certain corporate expenses.  The Company issued a note payable bearing an interest rate of 15% per annum,  with a maturity date of January 1, 2016.  On June 19, 2015, the Company repaid the note payable and accrued interest.

On June 3, 2015, the Company entered into an unsecured and prepayable promissory note with James A. Edmiston, President and Chief Executive Officer of the Company, for $50,000. The note carried interest at 11% per year and was to mature upon the earlier to occur of June 30, 2016 or the date on which the Loan Obligations (as defined in that certain Loan Agreement, dated as of September 11, 2014, by and among the Company, HNR Energia B.V. and Petroandina Resources Corporation N.V.) are paid in full.   On June 19, 2015, the Company repaid the note and accrued interest.

On June 19, 2015, CT Energy purchased from the Company 9% and 15% Notes and a warrant. The Company immediately received gross proceeds of $32.2 million from the sale of the securities.  The Company used $9.7 million of these proceeds to repay its existing debt plus accrued interest and certain financing fees. The remaining proceeds will be used to position the Company for long-term growth, both in Venezuela and Gabon as well as to fund general and administrative costs.  See Note 1 – Organization for further information.

As of December 31, 2014, HNR Energia had a note payable to Petroandina of $7.6 million. Principal is due by January 1, 2016.  Interest payments were to be paid quarterly beginning on December 31, 2014. On June 23, 2015 the Company repaid the note payable of $7.6 million plus accrued interest of $0.4 million.

Accumulated Undistributed Earnings of Foreign Subsidiaries

As of June 30, 2015, the book-tax outside basis difference in our foreign subsidiary, HNR Energia B.V., resulting from unremitted earnings was approximately $162.1 million. Prior to 2013, no U.S. taxes had been recorded on these earnings as it was our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations.

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

During the fourth quarter of 2013, management evaluated numerous factors related to the timing and amounts of possible future distribution of these earnings to the parent company, with consideration of the sale of non-U.S. assets. Because management was pursuing various alternatives, a determination was made that it was appropriate to record a deferred tax liability associated with the unremitted earnings of our foreign subsidiaries of $89.9 million in the fourth quarter of 2013. Primarily due to the recognition of the $355.7 million pre-tax impairment of our investment in Petrodelta in 2014, the balance decreased by $75.2 million to $14.7 million as of December 31, 2014.  When the sale of the remaining interest in Harvest Holding was terminated, the deferred tax liability was thereafter considered long term.  As of June 30, 2015, the balance in long term deferred tax liability associated with the unremitted earnings of our foreign subsidiaries is $15.9 million.

Working Capital and Cash Flows

The net funds raised or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(10,870)	$(28,699)
Net cash used in investing activities	(353)	(4,200)
Net cash provided by (used in) financing activities	23,518	(79,887)
Net decrease in cash	$12,295	$(112,786)

	As of June 30,	As of December 31,
	2015	2014

	(in thousands, except ratios)
Working capital	$12,845	$(12,943)
Current ratio	2.8	0.4
Total cash, including restricted cash	$18,880	$6,610
Total debt	$145	$13,709

Working Capital

The increase in working capital of $25.8 million between December 31, 2014 and June 30, 2015 was primarily to due cash proceeds from issuance of debt in the CT Energy transaction offset by cash used to fund our loss from operations, capital expenditures and payments on notes payable.

Cash Flow from Operating Activities

During the six months ended June 30, 2015, net cash used in operating activities was approximately $10.9 million ($28.7 million during the six months ended June 30, 2014). The $17.8 million decrease in use of cash was primarily due to decreases in accounts payable, accrued expenses, deferred income tax assets and liabilities and income taxes payable. During the six months ended June 30, 2014, we had certain non-recurring payments for a seismic project in Gabon ($9.9 million), closing fees related to the sale of Harvest Holding ($2.9 million) and income taxes ($2.2 million).

Cash Flow from Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Budong PSC	$—	$1
Dussafu PSC	353	509
Other	—	11
Total additions of property and equipment	$353	$521

In addition to cash capital expenditures, during the six months ended June 30, 2014, we:

•	Paid $3.5 million in transaction costs associated with the failed sale of Harvest Holding;
•	Advanced $0.3 million to Petrodelta for continuing operations costs;
•	Had $0.1 million in restricted cash returned.

Our budgeted capital expenditures of $5.1 million for 2015, of which $1.3  million is non-discretionary, for U.S. and Gabon operations will be funded through our existing cash balances and accessing equity and debt markets. In addition, we could delay the discretionary portion of our capital spending to future periods or sell assets as necessary to maintain the liquidity required to run our operations, as warranted.

Cash Flow from Financing Activities

During the six months ended June 30, 2015, we:

•	Received $33.5 million in proceeds from issuance of debt;
•	Repaid $7.6 million of our note payable to Petroandina and repaid $1.3 million of our note payable to CT Energy;
•	Received $0.2 million in contributions from noncontrolling interest owners;
•	Incurred $1.2 million in legal and other fees associated with financing

During the six months ended June 30, 2014, we:

•	Repaid $80.0 million of our 11% Senior Notes;
•	Incurred $0.8 million in debt extinguishment costs;
•	Received $0.7 million in contributions from noncontrolling interest owners

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange gain attributable to our international operations was $0.1 million for the  six months ended June 30, 2015 compared to $0.2 million loss on foreign currency transactions for the six months ended June 30, 2014.  The loss in 2014 is primarily related to remeasurement of Bolivars denominated assets and liabilities from 6.3 to 23.9 Bolivars per U.S. Dollars. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Harvest Vinccler’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (197.30 Bolivars per U.S. Dollar).

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is an important factor with respect to certain aspects of the results of operations in Venezuela. The inflation rate in Venezuela for the year ended December 31, 2014 was 68.5 percent.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse fluctuations in oil and natural gas prices and foreign currency exchange, as discussed in our 2014 Form 10-K. Our outlook with regards to market risk for the six months ended June 30, 2015 does not differ materially from that discussed in the 2014 Form 10-K

Item 4.     Controls and Procedures

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of June 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I – Information, Item 1- Financial Statements, Note 12 – Commitments and Contingencies and our 2014 Form 10-K for a description of certain legal proceedings, including material developments in such legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors contained in Part I, Item 1A of our 2014 Form 10-K:

If our stockholders do not approve certain proposals at our 2015 annual meeting of stockholders, our liquidity position will be adversely affected, and we will be unable to realize the full potential of our strategic transaction with CT Energy.  Three proposals to be considered at our 2015 annual meeting of stockholders concern aspects of our transaction with CT Energy, which is discussed in this report and other filings we have made under the Exchange Act.  If any of these proposals are not approved at our 2015 annual meeting, holders of at least 25% of the outstanding principal amount of the 9% and 15% Notes (i.e., CT Energy and its permitted transferees) may elect to accelerate full repayment of the outstanding notes upon 60 days’ notice.  If the notes are accelerated, we will be forced to quickly raise additional funds to avoid defaulting on our payment obligations, and we cannot guarantee that we would be able to raise sufficient funds. As a result, our liquidity position will be adversely affected.  Additionally, on the date payment is due under the acceleration notice, the warrant, under which we could realize additional funds, and CT Energy’s governance rights would terminate, as would the management agreement we entered into with CT Energia concerning our Venezuelan operations. Effectively, our relationship with CT Energy and CT Energia would cease, and we would be unable to realize the full potential of our strategic transaction with CT Energy.

Our transaction with CT Energy may significantly dilute our existing stockholders.  If our stockholders approve certain proposals relating to the transaction with CT Energy and certain other conditions precedent are satisfied, CT Energy may choose to fully convert and exercise the 9% Note and warrant. At the initial conversion and exercise prices, CT Energy would own approximately 49.9% of our outstanding common stock following full conversion and exercise.  Our other stockholders would be diluted from an ownership standpoint.  However, the warrant will not be exercisable until the volume weighted average price of our common stock over any 30-day period equals or exceeds $2.50 per share, which means that stockholders other than CT Energy will have experienced significant share price appreciation prior to such exercise when compared to the $0.69 price per share of our common stock on May 8, the last trading date before we entered into the term sheet with representatives of CT Energy.

As a significant stockholder of Harvest, CT Energy has significant influence over our actions and its presence may affect the ability of a third party to acquire control of us.  For so long as CT Energy is a significant stockholder, CT Energy and its affiliates may exercise significant influence or control over our management and affairs, including influence or control beyond what is expressly permitted under the CT Energy transaction documents.  CT Energy and its affiliates also will be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a potential transaction is in their own best interests.  In any of these matters, the interests of CT Energy and its affiliates may differ or conflict with your interests.  Further, the high concentration of stock ownership in one stockholder may directly or indirectly deter hostile takeovers, delay or prevent changes in control or changes in management, or limit the ability of our other stockholders to approve transactions that they may deem to be in our best interests.  The trading price of our common stock may be adversely affected to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.

Anti-dilution provisions in the securities we issued to CT Energy may make it more difficult and expensive for us to raise additional capital in the future and may result in further dilution to our stockholders.  On June 19, 2015, we issued to CT Energy a 9% note, which contains anti-dilution provisions that will fully reduce the conversion price to any lower price at which we issue common stock (subject to certain exceptions) as well as customary anti-dilution provisions, and a warrant, which contains customary anti-dilution provisions.  If triggered, these anti-dilution provisions will have the effect of lowering the prices at which shares of our common stock are issued upon conversion and exercise of these securities, thereby increasing the number of shares received upon such conversions and exercises.  Accordingly, if we are unable to raise additional capital at an effective price per share that is higher than the conversion and exercise prices of the convertible note and warrant, the anti-dilution provisions will make it more difficult and expensive to raise additional capital in the future.  If triggered, these anti-dilution provisions also would result in further dilution to our stockholders.

Changes in the fair value of financial instruments, particularly the securities we issued to CT Energy, may result in significant volatility in our reported operating results.  We recorded an embedded derivative asset related to the non-convertible note, a derivative liability related to the warrant and an embedded derivative liability related to the convertible note that we issued to CT Energy on June 19, 2015.  Please see Part I – Financial Information, Item 1 – Financial Statements, Note 10 – Notes Payable to Noncontrolling Interest Owners, Debt and Financing and Note 11 – Warrant Derivative Liabilities for further information.  These financial instruments require us to “mark to market” (i.e., record the derivatives at fair value) as of the end of each reporting period as assets or liabilities, as applicable, on our balance sheet and to record the change in fair value during each period as a non-cash adjustment to our current period results of operations and in our income statement.  These accounting classifications could significantly increase the volatility of our reported operating results, and the negative reporting implications may make it more difficult for us to raise capital in the future.

We may be unable to consummate the restructuring of Petrodelta as contemplated by the term sheet between HNR Finance and CVP and PDVSA.  On July 14, 2015, HNR Finance, our majority-owned subsidiary, entered into a non-binding term sheet with Corporacion Venezolana del Petroleo, S.A. (“CVP”) and Petroleos de Venezuela S.A. (“PDVSA”).  The term sets forth a framework for definitive agreements that would govern the restructuring of the management and operations of Petrodelta.  Because the term sheet is non-binding and subject to several conditions precedent, we cannot guarantee that HNR Finance will be able to consummate the transactions contemplated by the term sheet.  Given the concentration of our assets in Petrodelta, our results of operations and financial conditions could be adversely affected if we are unable to consummate the restructuring of the management and operations of Petrodelta, as contemplated by the term sheet.

Item 6.     Exhibits

(a) Exhibits

2.1

Securities Purchase Agreement, dated as of June 19, 2015, between Harvest Natural Resources, Inc., Harvest (US) Holding, Inc., Harvest Natural Resources, Inc. (UK), Harvest Offshore China Company, and CT Energy Holding SRL. (Incorporated by reference to our Form 8-K filed on June 22, 2015)

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to our Form 10-Q filed on November 9, 2010)
3.2	Restated Bylaws as of May 15, 2015. (Incorporated by reference to our Form 8-K filed on May 15, 2015)
3.3	Certificate of Designations of Series C Preferred Stock of Harvest Natural Resources, Inc. filed on June 19, 2015. (Incorporated by reference to our Form 8-K filed on June 22, 2015)
4.1	Form of Common Stock Certificate. (Incorporated by reference to our Form 10-K filed on March 17, 2008)
4.2

Certificate of Designation, Rights and Preferences of the Series B. Preferred Stock of Benton Oil and Gas Company, filed May 12, 1995. (Incorporated by reference to our Form 10-Q filed on November 9, 2010)

4.3

Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to our Form 8-A filed on October 23, 2007)

4.4

Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to our Form 8-K filed on October 29, 2010)

4.5

Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to our Form 8-K filed on February 4, 2013)

4.6

Third Amendment to Third Amended and Restated Rights Agreement, dated as of April 24, 2015, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 24, 2015)

4.7

Fourth Amendment to Third Amended and Restated Rights Agreement, dated as of June 19, 2015, between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A., as rights agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2015)

4.8

Warrant Purchase Agreement, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC.  (Incorporated by reference to our Form 8-K filed on October 29, 2010)

4.9

Common Stock Purchase Warrant No. W-1, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC.  (Incorporated by reference to our Form 8-K filed on October 29, 2010)

4.10

Common Stock Purchase Warrant No. W-2, dated as of October 28, 2010, between Harvest Natural Resources, Inc. and MSD Energy Investments Private II, LLC.  (Incorporated by reference to our Form 8-K filed on October 29, 2010)

4.11

Warrant Agreement (including Form of Warrant), dated as of October 11, 2012, between the Company and U.S. Bank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 15, 2012)

10.1*	Loan agreement, dated as of September 11, 2014, between Harvest Natural Resources, Inc., HNR Energia, BV. and Petroandina Resources Corporation N.V.
10.2	Loan agreement, dated as of June 3, 2015, between Harvest Natural Resources, Inc. and James A. Edmiston (Incorporated by reference to our Form 8-K filed on June 3, 2015)
10.3

15% Non-Convertible Senior Secured Promissory Note Due 2020 dated June 19, 2015 between Harvest Natural Resources, Inc. and CT Energy Holding SRL (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2015)

10.4

9% Convertible Senior Secured Note Due 2020 dated June 19, 2015 between Harvest Natural Resources, Inc. and CT Energy Holding SRL (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2015)

10.5

15% Additional Draw Senior Secured Note Due 2020 dated June 19, 2015 between Harvest Natural Resources, Inc. and CT Energy Holding SRL (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2015)

10.6

Harvest Natural Resources, Inc. Common Stock Purchase Warrant dated as of June 19, 2015, issued to CT Energy Holding SRL (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2015)

10.7

Registration Rights Agreement, dated June 19, 2015, between Harvest Natural Resources, Inc. and CT Energy Holding SRL (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2015)

10.8

Management Agreement, dated June 19, 2015, between Harvest Natural Resources, Inc., HNR Finance B.V.,  and CT Energia Holding Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2015)

10.9

Investor Voting Agreement, dated June 19, 2015 between Harvest Natural Resources, Inc. and CT Energy Holding SRL (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2015)

10.10*	Security Agreement, dated June 19, 2015, by and among the Company, Harvest (US) Holding, Inc., Harvest Natural Resources, Inc. (UK) and Harvest Offshore China Company in favor of CT Energy Holding SRL
10.11*	Guaranty Agreement, dated June 19, 2015, by and among the Company, Harvest (US) Holding, Inc., Harvest Natural Resources, Inc. (UK) and Harvest Offshore China Company in favor of CT Energy Holding SR
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32.1**	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2**	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 of Chief Financial Officer.

99.1

Form of Company Voting Agreement, between CT Energy Holding SRL and the individual named on the signature page thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2015)

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

HARVEST NATURAL RESOURCES, INC.

Dated: August 7, 2015	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: August 7, 2015	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer